Form 10-Q
period 1994-01-01
MANITOWOC CO INC
filed 1994-02-14
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   January 1, 1994
                                     -----------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ------------    ------------

     Commission File Number     0-6645
                              ----------


                          The Manitowoc Company, Inc.
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Wisconsin                            39-0448110
      -------------------------------           ----------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification Number)


       700 E. Magnolia Avenue, Suite B, Manitowoc, Wisconsin  54220
      -------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)


                                (414) 684-4410
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  ( X )     No   (   )


     The NUMBER OF SHARES OUTSTANDING of the Registrant's common stock, $.01 par value, as of February 5, 1994, the most recent practicable date, was 8,548,947.

                                   PART I.  FINANCIAL INFORMATION
                                   -------------------------------

Item 1.  Financial Statements
- -----------------------------

                                        THE MANITOWOC COMPANY, INC.
                                    Consolidated Statement of Earnings
                    For the 13 and 26 Weeks Ended January 1, 1994 and December 26, 1992
                                                (Unaudited)
                                   (In thousands, except per-share data)
                                   13 Weeks Ended          26 Weeks Ended
                               -----------------------  ----------------------
                                January 1, December 26, January 1, December 26,
                                   1994       1992        1994        1992
                                 --------   --------    --------    --------
Net Sales                        $67,772   $ 53,292    $128,828    $115,117

Costs And Expenses:
  Cost of goods sold              52,091     44,283      96,371      89,799
  Engineering, selling and
   administrative expenses        11,101     10,750      21,843      21,347
                                  ------   --------    --------    --------
     Total                        63,192     55,033     118,214     111,146
                                  ------   --------    --------    --------

Earnings (Loss) From Operations    4,580     (1,741)     10,614       3,971

Other Income (Expense):
  Interest and dividend income       489        367         945         744
  Other income (expense)             (88)      (135)        (50)       (313)
                                  ------   --------    --------    --------
     Total                           401        232         895         431
                                  ------   --------    --------    --------

Earnings (loss) before taxes on
  income and cumulative effect
  of accounting changes            4,981     (1,509)     11,509       4,402

Provision For Taxes On Income      1,893       (585)      4,333       1,475
                                  ------   --------    --------    --------
Earnings(loss) before cumulative
  effect of accounting changes     3,088       (924)      7,176       2,927

Cumulative effect of changes in
  accounting for postretirement
  medical benefits& income taxes                  0                 (10,214)
                                  ------   --------    --------    --------
Net Earnings (Loss)                3,088       (924)      7,176      (7,287)
Net Earnings (Loss) Per Share:
Before cumulative effect of
  accounting changes                $.35      $(.07)       $.79        $.30
Accounting changes                             (.04)                  (1.03)
Net earnings (loss)                 $.35      $(.11)       $.79       $(.73)

Dividends Per Share                 $.25      $ .25        $.50        $.50

Average Shares Outstanding       8,938,955  9,698,178   9,032,641   9,985,230


See accompanying notes which are an integral part of these statements.

                                     THE MANITOWOC COMPANY, INC.
                                      Consolidated Balance Sheet
                                   January 1, 1994 and July 3, 1993
                                (In thousands, except per-share data)

                                               -ASSETS-
                                             (Unaudited)          (Audited)
                                           January 1, 1994       July 3, 1993
                                           ---------------       ------------
Current Assets:

  Cash and cash equivalents                    $  27,675          $  37,348
  Marketable securities                           28,010             11,488
  Accounts receivable                             34,505             49,623
  Inventories                                     29,443             34,200
  Prepaid expenses and other                       2,027              6,501
  Future income tax benefits                       8,841              8,841
                                               ---------          ---------
     Total current assets                        130,501            148,001

Intangibles and Other-Net                          2,679              3,030

Property, Plant and Equipment:
  At cost                                        169,469            168,095
  Less accumulated depreciation                 (113,488)          (111,115)
                                               ---------          ---------
  Property, plant and equipment-net               55,981             56,980
                                               ---------          ---------
     TOTAL                                      $189,161           $208,011
                                               ---------          ---------


                                -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
  Accounts payable and accrued expenses          $41,643            $52,884
  Income taxes payable                              (339)               128
  Product warranties                               4,860              5,393
                                               ---------          ---------
     Total current liabilities                    46,164             58,405

Non-Current Liabilities:
  Deferred Income                                  5,548              5,765
  Product warranties                               2,712              2,712
  Deferred income taxes                            2,501              2,357
  Deferred employee expenses                      17,624             17,177
  Other                                            2,180              2,159
                                               ---------          ---------
     Total non-current liabilities                30,565             30,170
                                               ---------          ---------

Stockholders' Equity:
  Common stock (10,887,847 shares issued)            109                109
  Additional paid-in capital                      31,115             31,115
  Cumulative foreign currency translation
  adjustments                                       (761)              (569)
  Retained earnings                              131,745            129,078
  Treasury stock at cost (2,041,274 and
     1,741,346 shares)                           (49,776)           (40,297)
                                               ---------          ---------
     Total stockholders' equity                  112,432            119,436
                                               ---------          ---------
     TOTAL                                      $189,161           $208,011
                                               ---------          ---------



See accompanying notes which are an integral part of these statements.

                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statement of Cash Flows
          For the 26 Weeks Ended January 1, 1994 and December 26, 1992
                   (In thousands, except per-share data)

                                (Unaudited)

                                            January 1, 1994  December 26, 1992
                                             --------------   ----------------
Cash Flows From Operations:

  Net Earnings (Loss)                            $   7,176        $(7,287)

  Non-cash adjustments to income:
     Cumulative effect of accounting changes                       10,214
     Depreciation and amortization                   2,910          2,897
     Deferred income taxes                             145           (238)

Changes in operating assets and liabilities:

  Accounts receivable                               15,117         27,334

  Inventory                                          4,757          4,898

  Other current assets                               4,474            138

  Current liabilities                              (12,298)        (9,211)

  Non-current liabilities                              467          2,325

  Deferred income                                     (216)           (60)

  Non-current assets                                   312            228
                                                ----------     ----------
     Net cash provided by operations                22,844         31,238

Cash Flows From Investing:

  Purchase of temporary investments - net          (16,522)        (1,295)

  Capital expenditures                              (1,938)        (3,387)
                                                ----------     ----------
     Net cash used for investing                   (18,460)        (4,682)

Cash Flows From Financing:

  Dividends paid                                    (4,510)        (5,000)

  Purchase of Treasury Stock                        (9,479)       (15,063)
                                                ----------     ----------
     Net cash used for financing                   (13,989)       (20,063)

Effect of exchange rate changes on cash                (68)          (495)
                                                ----------     ----------

     Net increase (decrease) in cash and
     cash equivalents                               (9,673)         5,998

  Balance at beginning of year                      37,348         31,906
                                                ----------     ----------
  Balance at end of period                        $ 27,675       $ 37,904
                                                ----------     ----------



                         THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
    For the 13 and 26 Weeks Ended January 1, 1994 and December 26, 1992

                                 (Unaudited)

Note 1.

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the thirteen and twenty-six weeks ending January 1, 1994 and December 26, 1992, the financial position at January 1, 1994 and the changes in the cash flows for the twenty-six weeks ended January 1, 1994 and December 26, 1992. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes.

Note 2.

          Cash paid for interest in the first twenty-six weeks of fiscal 1994 and 1993 was $80,924 and $69,642, respectively. Cash paid for income taxes in the first twenty-six weeks of fiscal 1994 and 1993 was $4,906,362 and $4,418,717, respectively.

Note 3.

          The components of inventory at January 1, 1994 and July 3, 1993 are summarized as follows (in thousands):

                                   January 1, 1994  July 3, 1993
                                   --------------   ------------
          Components:
            Raw materials            $ 11,002        $ 12,512
            Work-in-process            17,062          19,262
            Finished goods             23,854          24,887
                                     --------        --------

               Total inventories       51,918          56,661
          Excess of current costs
            over LIFO value           (22,475)        (22,461)
                                     --------        --------
            Total inventories        $ 29,443        $ 34,200

          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 41% and 47% of total inventory for January 1, 1994 and July 3, 1993, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

          At January 1, 1994 and July 3, 1993, the FIFO cost of finished goods held for lease was $709 and $937, respectively. The cost of this inventory is amortized to cost of sales as a percentage of lease revenues.


Note 4.

          On September 8, 1992, the Board of Directors authorized the Company to repurchase up to 1.5 million shares of its common stock. As of January 1, 1994, a total of 1,474,274 shares were purchased pursuant to this authorization. Subsequent to January 1, the remaining 25,726 shares have been repurchased. In addition, on January 11, 1994 and February 2, 1994, the Board of Directors authorized the repurchase of an additional 500,000 and 1,000,000 shares, respectively. Such repurchases will be in open market or privately negotiated purchases, as the Company may determine from time to time.



Note 5.

          The United States Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), liable for the costs associated with investigating and cleaning up contamination at the Lemberger Landfill Superfund Site ("the Site") near Manitowoc, Wisconsin.

          Eleven of the potentially responsible parties have formed a group (the Lemberger Site Remediation Group, or "LSRG") and have successfully negotiated with the EPA and Wisconsin Department of Natural Resources to settle the potential liability at the Site and fund the cleanup. Approximately 150 PRP's have been identifed as having shipped hazardous substances to the Site.

          Recent estimates indicate that the total cost to clean up the Site could be as high as $25 million, however, the ultimate remediation methods and appropriate allocation of costs for the Site are not yet final.

          Although liability is joint and several, the Company's percentage share of liability is estimated to be 5% of the total cleanup costs, but could increase to 15% if no participation agreements are made between the LSRG and any other PRP's.

          In connection with this matter, the Company expensed $1.4 million in prior years, for its estimated portion of the cleanup costs. In addition, the Company has notified its insurance carrier requesting reimbursement of incurred and future costs at the Site. While the settlement of this claim is uncertain, previous court rulings in Wisconsin have required insurers to pay similar costs. Any recoveries from the insurance carrier will be recognized when received.

          The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the consolidated financial statements.

          As of January 1, 1994, 40 product related lawsuits were pending.
          Of these, sixteen occurred between 1985 and 1990 when the Company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the Company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit.

          Product liability reserves at January 1, 1994 are $5.3 million; $3.0 million reserved specifically for the 40 cases referenced above, and $2.3 million for incurred but not reported claims.
          These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $.4 million, and $.3 million for an insured claim. Based on the Company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.


Note 6.

          Certain relcassifications have been made to the financial statements of prior years to conform to the presentation for fiscal 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition at January 1, 1994
- --------------------------------------

The Company's financial condition remains strong and has not changed materially during the past quarter. Cash and marketable securities of $55.7 million are adequate to meet the Company's liquidity requirements, including the stock repurchases authorized by the Board of Directors.

Results of Operations for the 13 Weeks Ended January 1, 1994 and December 26,
1992
- -------------------------------------------------------------------------------

Net sales and earnings from operations by business segment for the 13 and 26 weeks ended January 1, 1994 and December 26, 1992 are shown below (in thousands):

                                    13 Weeks Ended         26 Weeks Ended
                                -----------------------  ---------------------
                                January 1, December 26, January 1, December 26,
                                   1994       1992         1994      1992
                                 --------  ----------    -------- ----------
NET SALES:
  Cranes and related products     $46,897    $34,688    $78,856     $72,371
  Foodservice products             16,078     15,856     40,846      36,267
  Marine                            4,797      2,748      9,126       6,479
                                  -------    -------    -------     -------

     Total                        $67,772    $53,292   $128,828    $115,117


EARNINGS (LOSS) FROM OPERATIONS:
  Cranes and related products       2,069     (2,588)     3,128       $(327)
  Foodservice products              2,793      2,724      8,777       7,598
  Marine                              935       (777)     1,132        (914)
  General corporate expense        (1,217)    (1,100)    (2,423)     (2,386)
                                  -------    -------    -------      ------

     Total                         $4,580    $(1,741)   $10,614      $3,971

For the thirteen weeks ended January 1, 1994, consolidated sales increased 27.2% over the same period a year ago with all three business segments recording gains. Net earnings also compared favorably to last year with the Company reporting earnings of $3.1 million, or 35 cents per share compared to a loss of $757,000, or 6 cents per share, restated to a net loss of $924,000, or 11 cents per share. This loss resulted from a $4 million, or 26 cents per share loss on the disposal of obsolete and slow-moving crane parts inventory. The restatement was the result of adopting SFAS 106 and SFAS 109 in the third quarter of last year. The effect of these changes in accounting treatment were applied retroactively to results for that year, and first and second quarter F93 results were restated to reflect the required adjustments.

For the twenty-six week period ended January 1, 1994, consolidated sales increased 11.9% compared to the same period one year ago. Net earnings for the six month period were $7.2 million, or 79 cents per share, up from $3.3 million, or 33 cents per share, for the same period last year. Because of the previously mentioned change in accounting standards, the 1993 figures were later restated to a loss of $7.3 million, or 73 cents per share.

Cranes and Related products showed improved sales and earnings for the second quarter compared to the same period one year ago. Sales increased 35.2% over last year and earnings rose to $2.1 million compared with a loss of $2.6 million during the second quarter of fiscal 1993. Sales of larger crawler cranes, including the first two M-1200's, a 1,450-ton lifting capacity machine, and production and shipping improvements accounted for the increase in earnings. Unit sales in the large crawler crane unit were up 68% and operating margins advanced to 8.5% this quarter, compared to 5% a year ago.


For the quarter, both sales and earnings for Foodservice products increased slightly over the same period last year. Sales increased 1.3% and earnings reached $2.8 million, compared to $2.7 million last year. The increase continues to show the popularity of the B-model ice machine introduced last year.

As a result of a strong first quarter, year-to-date sales and earnings in the Foodservice segment remain well above last year's results. Sales have increased 12.6% and earnings increased 15.5% to $8.7 million from a restated $7.6 million last year.

Second quarter sales in the Marine segment surged to $4.8 million, a 75% increase over the $2.7 million recorded during the second quarter last year. Earnings for the quarter stood at $0.9 million compared to a restated loss of $0.8 million during the same period last year. The increases were the result of an unexpected hull repair project and a overall upswing in the cycle of scheduled survey and maintenance work that must be performed on U.S. vessels to comply with U.S. Maritime Law.

Year-to-date sales and earnings also remain well ahead of last year for the Marine segment. Sales have increased 40.9% and earnings are $1.1 million compared to a restated $0.9 million loss last year.




                        PART II.    OTHER INFORMATION
                        -----------------------------


Item 6.   Exhibits and Reports on form 8-K
          ---------------------------------

          (a)  Exhibits: None
          (b)  Reports on Form 8-K:     None



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)




                                   /s/ Fred M. Butler
                                ------------------------
                                Fred M. Butler
                                Chief Executive Officer



                                  /s/  Robert R. Friedl
                                ------------------------
                                Robert R. Friedl
                                Chief Financial Officer



                                  /s/  E. Dean Flynn
                                ------------------------
                                E. Dean Flynn
                                Secretary

February 14, 1994