Form 10-Q
period 1994-04-02
MANITOWOC CO INC
filed 1994-05-11
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    April 2, 1994
                                     -----------------

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

                       Yes  ( X )     No   (   )



     The NUMBER OF SHARES OUTSTANDING of the Registrant's common stock, $.01 par value, as of May 7, 1994, the most recent practicable date, was 8,290,847.




                                     PART I.  FINANCIAL INFORMATION
                                     -------------------------------

Item 1.  Financial Statements
- - -----------------------------

                                         THE MANITOWOC COMPANY, INC.
                                      Consolidated Statement of Earnings
                        For the 13 and 39 Weeks Ended April 2, 1994 and March 27, 1993
                                                 (Unaudited)
                                    (In thousands, except per-share data)

                                   13 Weeks Ended          39 Weeks Ended
                               -----------------------  ----------------------
                                 April 2,   March 27,   April 2,    March 27,
                                   1994       1993        1994        1993
                                 --------   --------    --------    --------

Net Sales                       $ 60,606   $ 62,868    $189,434    $177,985

Costs And Expenses:
  Cost of goods sold              46,201     57,625     142,572     147,424
  Engineering, selling and
   administrative expenses        12,187     13,953      34,030      35,300
                                --------   --------    --------    --------
     Total                        58,388     71,578     176,602     182,724
                                --------   --------    --------    --------

Earnings (Loss) From Operations    2,218     (8,710)     12,832      (4,739)

Other Income (Expense):
  Interest and dividend income       476        294       1,421         993
  Other income (expense)            (119)        29        (169)       (240)
                                --------   --------    --------    --------
     Total                           357        323       1,252         753
                                --------   --------    --------    --------

Earnings (loss) before taxes on
  income and cumulative effect
  of accounting changes            2,575     (8,387)     14,084      (3,986)

Provision For Taxes On Income        975     (3,617)      5,308      (2,141)
                                --------   --------    --------    --------
Earnings(loss)before cumulative
  effect of accounting changes     1,600     (4,770)      8,776      (1,845)

Cumulative effect of changes in
  accounting for postretirement
  medical benefits&income taxes        0          0           0     (10,214)
                                --------   --------    --------    --------
Net Earnings (Loss)                1,600     (4,770)      8,776     (12,059)

Net Earnings (Loss) Per Share:
Before cumulative effect of
  accounting changes                $.19      $(.49)       $.99       $(.19)
Accounting changes                     0          0           0       (1.03)
Net earnings (loss)                 $.19      $(.49)       $.99      $(1.22)

Dividends Per Share                 $.25      $ .25        $.75        $.75


Average Shares Outstanding     8,601,517  9,642,094   8,888,933   9,870,851





See accompanying notes which are an integral part of these statements.


                                       THE MANITOWOC COMPANY, INC.
                                       Consolidated Balance Sheet
                                     April 2, 1994 and July 3, 1993
                                  (In thousands, except per-share data)

                                                -ASSETS-

                                             (Unaudited)          (Audited)
                                            April 2, 1994        July 3, 1993
                                           ---------------       ------------
Current Assets:

  Cash and cash equivalents                       $6,685          $  37,348
  Marketable securities                           22,659             11,488
  Accounts receivable                             33,947             49,623
  Inventories                                     41,425             34,200
  Prepaid expenses and other                       1,688              6,501
  Future income tax benefits                       8,841              8,841
                                               ---------          ---------
     Total current assets                        115,245            148,001

Intangibles and Other-Net                          4,000              3,030

Property, Plant and Equipment:
  At cost                                        178,111            168,095
  Less accumulated depreciation                 (115,029)          (111,115)
                                               ---------          ---------
  Property, plant and equipment-net               63,082             56,980
                                               ---------          ---------
     TOTAL                                      $182,327           $208,011
                                               ---------          ---------

                                 -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:

  Accounts payable and accrued expenses         $ 47,266            $52,884
  Income taxes payable                              (332)               128
  Product warranties                               4,668              5,393
                                               ---------          ---------
     Total current liabilities                    51,602             58,405

Non-Current Liabilities:
  Deferred Income                                  5,284              5,765
  Product warranties                               2,712              2,712
  Deferred income taxes                            2,511              2,357
  Deferred employee expenses                      17,677             17,177
  Other                                            2,437              2,159
                                               ---------          ---------
     Total non-current liabilities                30,621             30,170
                                               ---------          ---------

Stockholders' Equity:
  Common stock (10,887,847 shares issued)            109                109
  Additional paid-in capital                      31,115             31,115
  Cumulative foreign currency translation
  adjustments                                       (793)              (569)
  Retained earnings                              131,217            129,078
  Treasury stock at cost (2,428,900 and
     1,741,346 shares)                           (61,544)           (40,297)
                                               ---------          ---------
     Total stockholders' equity                  100,104            119,436
                                               ---------          ---------
     TOTAL                                      $182,327           $208,011
                                               ---------          ---------



See accompanying notes which are an integral part of these statements.


                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statement of Cash Flows
          For the 39 Weeks Ended April 2, 1994 and March 27, 1993
                   (In thousands, except per-share data)


                                (Unaudited)


                                               April 2, 1994   March 27, 1993
                                              --------------   --------------
Cash Flows From Operations:

  Net Earnings (Loss)                             $  8,776       $(12,059)

  Non-cash adjustments to income:
     Cumulative effect of accounting changes             0         10,214
     Depreciation and amortization                   4,514          4,382
     Deferred income taxes                             155           (225)

Changes in operating assets and liabilities excluding effects from purchase of
  Femco Machine Co.:

  Accounts receivable                               17,994         18,423

  Inventory                                         (3,747)        10,296

  Other current assets                               4,861         (2,543)

  Current liabilities                              (10,353)         3,844

  Non-current liabilities                              237          2,111

  Deferred income                                     (481)          (164)

  Non-current assets                                   353            325

                                                ----------     ----------
     Net cash provided by operations                22,309         34,605

Cash Flows From Investing:

  Purchase of Femco Machine-net ofcash acquired    (10,685)

  Purchase of temporary investments - net          (11,171)        (4,383)

  Capital expenditures                              (3,142)        (7,793)
                                                ----------     ----------
     Net cash used for investing                   (24,998)       (12,176)

Cash Flows From Financing:

  Dividends paid                                    (6,637)        (7,404)

  Treasury stock purchases                         (21,247)       (17,051)
                                                ----------     ----------
     Net cash used for financing                   (27,884)       (24,455)

Effect of exchange rate changes on cash                (90)          (936)
                                                ----------     ----------

     Net increase (decrease) in cash and
     cash equivalents                              (30,663)        (2,962)

  Balance at beginning of year                      37,348         31,906
                                                ----------     ----------
  Balance at end of period                       $   6,685       $ 28,944
                                                ----------     ----------



                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
      For the 13 and 39 Weeks Ended April 2, 1994 and March 27, 1993

                             (Unaudited)


Note 1.

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the thirteen and thirty-nine weeks ending April 2, 1994 and March 27, 1993, the financial position at April 2, 1994 and the changes in the cash flows for the thirty-nine weeks ended April 2, 1994 and March 27, 1993. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes.

Note 2.

          Cash paid for interest in the first thirty-nine weeks of fiscal 1994 and 1993 was $122,538 and $100,110, respectively. Cash paid for income taxes in the first thirty-nine weeks of fiscal 1994 and 1993 was $5,078,281 and $5,280,725, respectively.

Note 3.

          The components of inventory at April 2, 1994 and July 3, 1993 are summarized as follows (in thousands):

                                    April 2, 1994   July 3, 1993
                                   --------------   ------------

          Components:
            Raw materials            $ 11,291        $ 12,512
            Work-in-process            25,237          19,262
            Finished goods             27,791          24,887
                                     --------        --------

               Total inventories       64,319          56,661
          Excess of current costs
            over LIFO value           (22,894)        (22,461)
                                     --------        --------
            Total inventories        $ 41,425        $ 34,200

          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 46% and 47% of total inventory for April 2, 1994 and July 3, 1993, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

          At April 2, 1994 and July 3, 1993, the FIFO cost of finished goods held for lease was $311 and $937, respectively. The cost of this inventory is amortized to cost of sales as a percentage of lease revenues.


Note 4.

          On September 8, 1992, the Board of Directors authorized the Company to repurchase up to 1.5 million shares of its common stock. In addition, on January 11, 1994 and February 2, 1994, the Board of Directors authorized the repurchase of an additional 500,000 and 1,000,000 shares, respectively. Such repurchases will be in open market or privately negotiated purchases, as the Company may determine from time to time. As of April 2, 1994, a total of 1,861,900 shares were purchased pursuant to these authorizations.



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

          As of April 2, 1994, 37 product related lawsuits were pending. Of these, fourteen occurred between 1985 and 1990 when the Company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the Company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit.

          Product liability reserves at April 2, 1994 are $5.8 million; $4.1 million reserved specifically for the 37 cases referenced above, and $1.7 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $.4 million, and $.9 million for an insured claim. Based on the Company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.


Note 6.

          During the quarter, the Company acquired, for approximately $10.7 million in cash, the assets of Femco Machine Company. Femco Machine Company is a manufacturer of parts for cranes, draglines, and other heavy equipment. The acquisition will be accounted for under the purchase method of accounting. The preliminary estimate of the excess of the cost over the fair value of net assets acquired is $1.4 million, which will be amortized over twenty-five years.

Note 7.

          Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for fiscal 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition at April 2, 1994
- - --------------------------------------

The Company's financial condition remains strong and has not changed materially during the past quarter. Cash and marketable securities of $29 million are adequate to meet the Company's liquidity requirements, including the stock repurchases authorized by the Board of Directors.

Results of Operations for the 13 and 39 Weeks Ended April 2, 1994 and March 27, 1993
- - ----------------------------------------------------------------------


Net sales and earnings from operations by business segment for the 13 and 39 weeks ended April 2, 1994 and March 27, 1993 are shown below (in thousands):

                                    13 Weeks Ended         39 Weeks Ended
                                ---------------------   --------------------
                                 April 2,   March 27,    April 2,  March 27,
                                   1994       1993         1994      1993
                                 --------  ----------    -------- ----------

NET SALES:
  Cranes and related products     $34,611    $41,991   $113,467    $114,362
  Foodservice products             20,957     18,065     61,803      54,332
  Marine                            5,038      2,812     14,164       9,291
                                  -------    -------    -------     -------

     Total                        $60,606    $62,868   $189,434    $177,985


EARNINGS (LOSS) FROM OPERATIONS:
  Cranes and related products      (1,305)    (7,089)     1,823    $ (7,416)
  Foodservice products              4,720      3,769     13,497      11,367
  Marine                              366       (639)     1,498      (1,553)
  General corporate expense        (1,563)    (1,451)    (3,986)     (3,837)
  Plant relocation expenses             0     (3,300)         0      (3,300)
                                  -------    -------    -------      ------

     Total                        $ 2,218    $(8,710)  $ 12,832    $ (4,739)



For the thirteen weeks ended April 2, 1994, consolidated sales decreased 3.6% over the same period a year ago. Net earnings increased for the quarter to $1.6 million, or 19 cents per share, compared to a loss of $4.8 million, or 49 cents per share. Last year's third quarter loss was a result of a $5.7 million inventory write-down, a $4.3 million charge for a product liability settlement, and $3.3 million to relocate the Manitex boom truck crane and pedestal crane operation.

For the thirty-nine week period ended April 2, 1994, consolidated sales increased 6.4% over the same period one year ago. Net earnings for this period were $8.8 million, or 99 cents per share compared to a loss of $12.1 million, or $1.22 per share. In addition to the previously mentioned charges, last year's loss includes an after tax charge of $10.2 million, or $1.03 per share from the implementation of SFAS 106 and 109.

Sales for Cranes and Related Products decreased 17.6% for the third quarter compared to a year ago. The downturn in sales was attributed to declines in the price of oil which has caused customers to delay orders for large cranes. Sales decreased despite the acquisition of Femco Machine Company during the third quarter.

The Crane segment reported a $1.3 million loss compared to a $7.1 million loss for the quarter last year. Profits from large crane sales, re-manufacturing and the recent Femco acquisition were not enough to offset losses at Manitex and company owned dealers and higher than expected product development work for crawler cranes of less than 10-ton capacity.

The Foodservice segment continued to out perform last year's sales and earnings figures. Third quarter sales and earnings increased 16.0% and 25.2%, respectively, compared to the same period a year ago. This segment has benefited from brisk sales of its new, self-cleaning "B" model ice machine.

The Marine segment also showed improved third quarter results compared to last year. Sales for the thirteen week period increased 79.2% over the same period last year. Earnings for the year were $1.5 million compared to a $1.6 million loss last year. The improvement was the result of two five-year surveys conducted during the third quarter and an increase in winter repair work compared to previous years.


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




May 11, 1994