Form 10-K
period 1994-07-02
MANITOWOC CO INC
filed 1994-09-30
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549



                                 FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)


For the fiscal year ended July 2, 1994

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


For the transition period from     ________  to   ________



Commission File Number 1-11978


                     THE MANITOWOC COMPANY, INC.
     -----------------------------------------------------------
        (Exact name of registrant as specified in its charter)


             Wisconsin                    39-0448110
 -------------------------------------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)    Identification Number)


   700 E. Magnolia Avenue, Suite B, Manitowoc, Wisconsin     54220
 -------------------------------------------------------------------
      (Address of Principal Executive Offices)            (Zip Code)


Registrant's Telephone Number, Including Area Code:  (414) 684-4410




Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value               New York Stock Exchange
  (Title of Each Class)            (Name of Each Exchange on Which Registered)


Securities Registered Pursuant to Section 12(g) of the Act:

                                 None





     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  [ X ]          No  [   ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


     The Aggregate Market Value on September 2, 1994, of the registrant's Common Stock held by non-affiliates of the registrant was $199,246,189, based on the $26.50 per share average of high and low sale prices on that date.

     The number of shares outstanding of the registrant's Common Stock as of September 2, 1994, the most recent practicable date, was 7,678,525.


DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Annual Report to Shareholders for the fiscal year ended July 2, 1994 (the "1994 Annual Report"), are incorporated by reference into Parts I and II of this report.
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders dated September 30, 1994 (the "1994 Proxy Statement"), are incorporated by reference in Part III of this report.

     See page 21 for Index to Exhibits.


                                PART I
                                ------
Item 1.   Business
- - --------------------

GENERAL
- - -------

     The Manitowoc Company, Inc. (the "Company" or "Manitowoc"), a Wisconsin corporation, is a diversified, capital goods manufacturer headquartered in Manitowoc, Wisconsin. Founded in 1902, the Company is principally engaged in: (a) the design and manufacture of cranes and related products which are used by the energy, construction, mining and other industries; (b) the design and manufacture of commercial ice machines and refrigeration products for the foodservice, lodging, convenience store and healthcare markets; and
(c) marine vessel repair. The Company currently operates two manufacturing facilities in Manitowoc, Wisconsin; ship repair yards in Sturgeon Bay, Wisconsin and Toledo and Cleveland, Ohio; an overhead-crane factory in Big Bend, Wisconsin; a crane re-manufacturing facility in Bauxite, Arkansas; a crane replacement parts manufacturing facility in Punxsutawney, Pennsylvania and Pompano Beach, Florida; and a boom truck and pedestal crane operation in Georgetown, Texas.

     For information relating to the Company's lines of business and industry segments, see Management's Discussion and Analysis of Results of Operations and Financial Condition, the Eleven-Year Financial Summary and Business Segment Information, Research and Development Costs in the Summary of Significant Accounting Policies, and Note 11 to Consolidated Financial Statements on pages 9, 12, 18 and 22, respectively, of the 1994 Annual Report, which are incorporated herein by reference.


PRODUCTS AND SERVICES
- - ---------------------

Cranes and Related Products
- - ---------------------------

     The Company designs and manufactures a diversified line of crawler, truck, fixed-base mounted, overhead and hydraulically-powered cranes, which are sold under the "Manitowoc", "Manitex", "Orley Meyer", and "West-Manitowoc, Inc." names for use by the energy, construction, mining, pulp and paper, and other industries. Many of the Company's customers purchase one crane together with several options to permit use of the crane in various lifting applications and other operations. Various crane models combined with available options have lifting capacities ranging from approximately 10 to 1,500 U.S. tons and excavating capacities ranging from 3 to 15 cubic yards.

     The Company has developed a line of hydraulically-driven, electronically-controlled M-Series crawler cranes. M-Series cranes are easier to transport, operate and maintain, as well as being more productive in a number of applications. Six models, along with various attachments, have been introduced to-date with lifting capacities ranging from 65 to 1,500 U.S. tons.

     The Company also performs machining, fabricating and assembly subcontract work utilizing crane manufacturing facilities. The
Company also has a remanufacturing facility in Bauxite, Arkansas which buys older cranes for remanufacture and rebuild and sells the finished units through the distribution channels mentioned below. Customer owned cranes are also remanufactured at this facility.

     In fiscal 1994, the Company launched a completely new business unit - West-Manitowoc. Its prime target will be the smaller, independent contractors and rental-fleet customers who need smaller, less complicated, easily transportable, and more versatile cranes that will meet the needs of a broad range of users.

     To serve this growing market, West-Manitowoc is developing a new line of value-priced cranes with those characteristics. The first of these, the 90-ton lifting capacity West-100 cranes, will be shipped in the fourth calendar quarter of 1994.

     As West-Manitowoc introduces additional models in the 50- to 130-ton range, Manitowoc Engineering will phase out production of small M-Series models and concentrate solely on high-end cranes for customers with specialized needs.

     In February 1994, the Company acquired the assets of Femco
Machine Co. Femco Machine Co. is a manufacturer of parts for cranes, draglines, and other heavy equipment. Femco is located in Punxsutawney, Pennsylvania and Pompano Beach, Florida.

     Femco and Manitowoc Re-Manufacturing together will form the nucleus of a soon-to-be-organized Aftermarket Group that will coordinate our push into the market for rebuilt and remanufactured cranes, both Manitowoc and non-Manitowoc units. Femco's existing South Florida operation is ideally positioned to serve the large Latin American market where used cranes are the order of the day.

     During 1994, Manitowoc Engineering began development of a new second generation crane - the Model-888 - which is slated for introduction in the spring of 1995 with production following later in the year. The Model-888 is a 200-ton class hydraulically powered crawler crane that is intended to serve a very diverse lifting, construction, and material handling market.

     The Company's cranes and related products are sold throughout North America and foreign countries by independent distributors, and by Company- owned sales subsidiaries located in Long Island City, New York; Mokena, Illinois; La Mirada, California; Benicia, California; Seattle, Washington; Northampton, England and Chur, Switzerland. In fiscal 1993, the Company sold two previously owned sales subsidiaries located in Davie, Florida and Charlotte, North Carolina.

     Distributors generally do not carry inventories of new cranes, except for the smaller truck cranes. Most distributors maintain service facilities and inventories of replacement parts. Company employed service representatives usually assist customers in the initial set-up of new cranes.

     The Company does not generally provide financing for either its independent distributors or their customers; however, dealers frequently assist customers in arranging financing and may accept used cranes as partial payment on the sale of new cranes.

     In recent years, the Company has established a fleet of crawler crane and boom truck cranes at the Company-owned sales subsidiaries, which are leased on a short-term basis, primarily to the construction industry. During fiscal 1992, the Company entered into a sale/leaseback arrangement covering substantially all of the fleet. See Note 10 to Consolidated Financial Statements on Page 22 of the 1994 Annual Report.

     See Note 11 to Consolidated Financial Statements on page 22 of the 1994 Annual Report with respect to export sales. Such sales are usually made to the Company's foreign subsidiaries or independent distributors, in addition to sales made to domestic customers for foreign delivery. Foreign sales are made on Letter of Credit or similar terms.

     The year-end backlog of crane products includes orders which have been placed on a production schedule, and those orders which the Company has accepted and which are expected to be shipped and billed during the next fiscal year. The backlog of unfilled orders for cranes and related products at July 2, 1994 approximates $26.9 million, as compared to $57.7 million in fiscal 1993. The decrease is due to the decline in crawler crane orders from outside the United States.


Foodservice
- - -----------

     The Foodservice Products business segment designs, manufacturers, and markets commercial ice cube machines, ice storage bins, ice cube dispensers, and related accessories including water filtration systems, reach-in refrigerators and freezers. Serving the needs of foodservice, lodging, convenience store, and healthcare operations worldwide, the Company has captured a leading percentage of the commercial ice cube machine market.

     Several models of automatic ice cube making and dispensing machines are designed, manufactured and marketed by the Company. Offering daily production capacities from 160 to 1,890 pounds, Manitowoc ice machines are complemented by storage bins with capacities from 220 to 760 pounds; countertop ice and beverage dispensers with capacities to 160 pounds; floor-standing ice dispensers with capacities to 180 pounds; and optional accessories such as water filters and ice baggers. The reach-in refrigerators and freezers are available in one, two or three-door models that provide gross storage capacities of 23.1, 47.8 and 73.7 cubic feet, respectively.

     In fiscal 1993, the foodservice products group introduced a new line of ice machines that use an environmentally enlightened refrigerant. The new "B-Series" includes ten models which are complemented by seven ice storage bins. For added customer convenience, the "B" models also feature standard self-cleaning and optional automatic-cleaning systems that improve reliability while simplifying maintenance.

     The Company also introduced the industry's first reach-in cooler that uses an environmentally enlightened refrigerant. In addition, our foodservice group received a U.S. patent covering the drop-in refrigeration units for its reach-in cabinets.

     The Company is completing arrangements with a joint-venture partner to begin production of ice machines in China. The joint-venture factory will assemble the Company's new model I-25 ice machine. the I-25 produces 30 pounds of ice per day. It was developed to meet the needs of customers in overseas markets that do not require the 160 to 1,890 pound daily outputs of the standard ice making models.

     The Foodservice Products business segment sales are made from the Company's inventory and sold worldwide through independent wholesale distributors, chain accounts, and government agencies. The international markets consist of Western Europe, the Far East, the Middle East, the Near East, Latin America, the Carribbean and Africa.

     Since sales are made from the Company's inventory, orders are generally filled within 24 to 48 hours. The backlog for unfilled orders for Foodservice Products at July 2, 1994 is not significant.



Marine
- - ------

     The Company had been a shipbuilder since its inception in 1902. For almost seven decades, all shipbuilding operations were conducted in Manitowoc, Wisconsin. Two adjoining shipyards in Sturgeon Bay, Wisconsin, were acquired in 1968 and 1970, and all shipbuilding activities were transferred to those facilities.

     In March, 1988, the Company announced that, due to the continued decline in the U.S. shipbuilding industry, it would no longer pursue new ship construction contracts and would restructure its shipbuilding subsidiary to be more competitive on ship conversions and repair work.

     In January, 1992, the Company acquired substantially all the assets of Merce Industries, Inc. Merce Industries, Inc. operated the ship repair facility owned by the Port Authority of Toledo, Ohio, and similar operations in Cleveland, Ohio. Included with the acquisition was the assumption of a lease agreement with the Port Authority for the ship repair facilities. See Note 7 to Consolidated Financial Statements on Page 21 of the 1994 Annual Report.

     The year-end backlog for the marine segment includes repair and maintenance work presently scheduled at the shipyard which will be completed in the next fiscal year. At July 2, 1994 the backlog approximates $2.5 million, compared to $2.4 million one year ago.


Raw Materials and Supplies
- - --------------------------

     The primary raw material used by the Company is structural and rolled steel, which is purchased principally from various domestic sources. The Company also purchases engines and electrical equipment and other semi-and- fully processed materials. It is the policy of the Company to maintain, wherever possible, alternate sources of supply for its important materials and parts. The Company maintains inventories of steel and other purchased material.


Patents, Trademarks, Licenses
- - -----------------------------

     The Company owns a number of United States and foreign patents pertaining to the crane and foodservice products, and has presently pending applications for patents in the United States and foreign countries. In addition, the Company has various registered and unregistered trademarks and licenses which are of material importance to the Company's business.


Seasonality
- - -----------

     Typically, the second calendar quarter represents the Company's best quarter in all of the business segments. In the cranes and related products segment, summer represents the main construction season. Customers require new machines, parts, and service prior to such season. Since the summer also brings along warmer weather, there is an increase in the use of ice machines. As a result, distributors are building inventories for the increased demand. With respect to the Marine segment, the Great Lakes shipping industry's sailing season is normally May through November. Thus, barring any emergency groundings, the majority of repair and maintenance work is performed during the winter months. Accordingly, the work is typically completed during the second calendar quarter of the year.




Competition
- - -----------

     All of the Company's products are sold in highly competitive markets. Competition is at all levels, including price, service and product performance.

     With respect to crawler cranes, there are numerous domestic and foreign manufacturers of cranes with whom the Company competes, including American Crane Corporation, Wilmington, North Carolina; Link Belt Construction Equipment Co., a subsidiary of Sumitomo Corporation, Tokyo, Japan; Kobelco, Kobe Steel, Ltd., Tokyo, Japan; Mannesmann Demag Baumaschinen, Zweibrucken, West Germany; Liebherr-Werk Ehingen GMBH, Ehingen, West Germany; Hitachi Construction Machinery Co., Ltd., Tokyo, Japan; and Krupp Industrietechnik, Wilhelmshaven, Germany. Within the market the Company serves, lattice boom crawler cranes with lifting capacities greater than 125 tons, Manitowoc is a world leader of this equipment.

     The competitors within the boom truck crane market include
Simon-R.O. Corp., Olathe, Kansas; National Crane, Waverly, Nebraska; and JLG, McConnellsburg, Pennsylvania. The Company believes that its current output of boom truck cranes ranks third among its competitors.

     Within the ice machine division, there are several manufacturers with whom the Company competes. The primary competitors include Scotsman Industries (tradename Scotsman and Crystal Tips), Prospect Heights, Illinois; Welbilt Company (tradename Ice-O-Matic), New Hyde Park, New York; and Hoshizaki American, Inc. (tradename Hoshizaki), Peachtree City, Georgia. As noted earlier, the Company is the leading, low-cost, producer of ice machines.

     The list of competitors in the reach-in refrigeration and freezers product line include Beverage Air, Spartanburg, South Carolina; The Delfield Company, Mt. Pleasant, Michigan; Traulsen & Company, Inc., College Point, New York; and True Food Service Company, O'Fallon, Missouri. Since Manitowoc is relatively new to this market, its market share is less than the aforementioned competitors. The Company believes that its market share in the reach-in refrigerator and freezer product line will continue to grow.

     In the ship repair operation, the Company is one of two operational shipyards on the Great Lakes capable of drydocking and servicing 1000 foot Great Lakes bulk carriers; the other is Erie Marine Enterprises, Erie, Pennsylvania. There is one other shipyard on the Great Lakes, Fraser Shipyards, Inc., Superior, Wisconsin, with whom the Company competes for drydocking and servicing smaller Great Lakes vessels. In addition, with the passage of NAFTA, Canadian facilities may compete with the company in the future. The Company also competes with many smaller firms which perform top side repair work during the winter lay-up period. In addition, there are shipyards on the East, West and Gulf Coasts capable of converting and reconstructing vessels of sizes that can enter the Great Lakes through the St. Lawrence Seaway and the Wellen Canal. There are also shipyards on the inland rivers capable of servicing smaller, specialized vessels which the Company is capable of servicing.



Employee Relations
- - ------------------

     The Company employs approximately 1,900 persons, of whom about 300 are salaried. Company-wide employment is fairly comparable to the prior year.

     The Company has labor agreements with 19 union locals. There have been no work stoppages during the three years ended July 2, 1994.



Item 2.   PROPERTIES
- - --------------------
Owned
- - -----

     Cranes and related products are manufactured at plant locations in Manitowoc, Wisconsin; Georgetown, Texas; Bauxite, Arkansas; and Punxsutawney, Pennsylvania. In connection with a 1986 restructuring program, most crane operations in Manitowoc were consolidated at the original plant. This facility comprises approximately 600,000 square feet of manufacturing and office space located on approximately 50 acres of land in the central city. Included is a 110,000 square foot structure, completed in 1983, which replaced a portion of the Company's main fabrication shop. In 1984 work was completed on the expansion of the main boiler house, which provides steam for the majority of shops, warehouses and office facilities in the central city location. Certain manufacturing operations were moved back to the South Works facility from this central city facility during fiscal 1991. South Works' construction was completed in 1978 providing the Company with approximately 265,000 square feet of manufacturing and storage space which is now fully utilized.

     Included with the asset purchase of Femco Machine Co. are three manufacturing and office facilities in Punxsutawney and a similar facility in nearby Hawthorn, Pennsylvania. The Punxsutawney facilities have approximately 71,000 square feet and are located on approximately 34 acres. The Hawthorn facility, with 36,000 square feet and located on approximately 3 acres, is currently held for sale.

     In the fourth quarter of fiscal 1993, the boomtruck crane operations were moved to Georgetown, Texas. The Company purchased an existing manufacturing and office facility totaling approximately
175,000 square feet. Previously, this operation consisted of manufacturing and office facilities located in McAllen, Texas, and a fabrication plant located in Reynosa, Mexico.

     In June, 1987, the Company purchased an existing 20,000 square foot facility in Bauxite, Arkansas, for the remanufacturing of used cranes. This facility began operations in fiscal 1988.

     The Company's foodservice products are manufactured in modern, fully-equipped facilities in Manitowoc, Wisconsin. Production of ice machines and dispensers are housed in a 240,000-square foot facility; while reach-in production is located in a nearby building that includes more than 146,000 square feet of production and warehouse space. In the fourth quarter of fiscal 1994, the Company began construction on a 128,000 square feet addition for the ice machine facility. This will allow both ice machines and reach-ins to be manufactured in the same facility.


     The Company's shipyard in Sturgeon Bay, Wisconsin, consists of approximately 55 acres of waterfront property. Four of those acres, which connect two operating areas of the shipyard, are leased under a long term ground lease. There are approximately 295,000 square feet of enclosed manufacturing and office space. Facilities at the shipyard include a 140 by 1,158 foot graving dock, the largest on the Great Lakes. In addition, there is a 250 foot graving dock, and a 600 foot floating drydock.

     Additional properties consist primarily of crane sales offices and warehouse facilities located in Long Island City, New York;
Seattle, Washington; and Northampton, England.


Leased
- - ------

     The Company leases sales offices and warehouse facilities for cranes and related products in Big Bend, Wisconsin; Mokena, Illinois; and La Mirada and Benicia, California. In addition, the Company leases facilities in Pompano Beach, Florida for parts manufacturing and crane re-manufacturing. The Company also leases the shipyard facilities at Toledo and Cleveland, Ohio for the Marine segment. These facilities include waterfront land, buildings, and 800-foot and 550-foot graving docks. Furthermore the Company leases approximately 10,000 square feet of office space for the Corporate offices.


Item 3.   LEGAL PROCEEDINGS
- - ---------------------------

     The information required by this item is incorporated by reference from Note 12 to Consolidated Financial Statements on Page 22 of the 1994 Annual Report.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - -------------------------------------------------------------

     No matters were submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended July 2, 1994.


Executive Officers of the Registrant
- - ------------------------------------

Each of the following officers of the Company has been elected to a renewable one-year term by the Board of Directors. The informaton presented is as of September 26, 1994.

                               Position With              Principal Position
    Name            Age        The Registrant                 Held Since
- - --------------     ----      --------------------         ------------------
Fred M. Butler       59       President & CEO                      1990

Robert K. Silva      66       Executive Vice President & COO       1994

Robert R. Friedl     40       Vice President & CFO                 1992

Philip D. Keener     43       Treasurer                            1990

E. Dean Flynn        53       Secretary                            1993



Fred M. Butler was elected President & Chief Executive Officer on July 17, 1990 and previously, served as Senior Vice President and Chief Operating Officer from March 31, 1989. He joined the Company as Manager of Administration in September, 1988. Prior to such date, Mr. Butler was employed by Tyger Construction Co., Inc., a subsidiary of Guy F. Atkinson Company, as President and Senior Vice President.

Robert K. Silva was elected Executive Vice President and Chief Operating Officer of the corporation on July 8, 1994, and previously served as Vice President from May 4, 1992, and as President and General Manager of the Manitowoc Equipment Works, a division of The Manitowoc Company, Inc. He joined the Company in 1979 as National Sales Manager and held various positions with MEW. Prior to joining the Company, he was Vice President at Follett Corporation.

Robert R. Friedl was elected Vice President and Chief Financial Officer on May 4, 1992, and previously served as Vice President-Finance from August 14, 1990. He joined the Company as Assistant Treasurer on April 18, 1988. Prior to joining Manitowoc, he served as Chief Financial Officer with Coradian Corp.; was co-founder, Vice President of Finance and Treasurer of Telecom North, Inc.; and Tax Manager for Nankin, Schnoll & Co., S.C.

Philip D. Keener was elected Treasurer on November 13, 1990. He joined the Cmopany on October 1, 1990. Prior to that, Mr. Keener was employed by Farley Industries, Inc. as Assistant Treasurer.

E. Dean Flynn was elected Secretary on February 2, 1993 and previously served as Assistant Corporate Secretary from November 2, 1987; as Manager of Corporate Insurance from January, 1990; and as Legal Assistant from January 16, 1985. Prior to that, he served the Wabco division of Dresser Industries, Inc. in numerous managerial positions for 23 years, departing as manager of legal affairs in 1985.




                               PART II
                               -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
          ------------------------------------------------------------

The information required by this item is incorporated by reference from "Quarterly Common Stock Price Range", "Other Shareholder
Information", and "Supplemental Quarterly Financial Information
(Unaudited)" on pages 1 and 25 of the 1994 Annual Report.


Item 6.   SELECTED FINANCIAL DATA
          -----------------------

The information required by this item is incorporated by reference from "Eleven-Year Record" on pages 12 and 13 of the 1994 Annual
Report.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ------------------------------------------------------------

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Conditions" on pages 9 through 11 of the 1994 Annual Report.



Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

The financial statements required by this item are incorporated by reference from pages 14 through 23 of the 1994 Annual Report.
Supplementary financial information is incorporated by reference from "Supplemental Quarterly Financial Information (Unaudited)" on page 25 of the 1994 Annual Report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------------------

None.

                               PART III
                               --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The information required by this item is incorporated by reference from the "Beneficial Ownership of Securities" section on page 3 of the 1994 Proxy Statement and from the "Election of Directors" section on pages 4 and 5 of the 1994 Proxy Statement. See also "Executive
Officers of the Registrant" in Part I hereof.


Item 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this item is incorporated by reference from the "Compensation of Directors", "Executive Compensation", "Report of the Compensation and Benefits Committee on Executive Compensation", "Performance Graph", "Contingent Employment Agreements", and "F. M. Butler Supplemental Retirement Agreement" sections on pages 6 through 12 of the 1994 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ------------------------------------------------------------

The information required by this item is incorporated by reference from the "Beneficial Ownership of Securities" section on pages 2 and 3 of the 1994 Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

None.








                               PART IV
                               --------

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K
- - ----------------------------------------------------------------------

(a)  Documents filed as part of this Report.

     (1)  Financial Statements:

        The following Consolidated Financial Statements are filed as part of this report under Item 8, "Financial Statements and Supplementary Data".

        Report of Independent Public Accountants

        Consolidated Statements Of Earnings for the years ended July 2, 1994, July 3, 1993, and June 27, 1992.

        Consolidated Balance Sheets at July 2, 1994, and July 3,
        1993.

        Consolidated Statements of Cash Flows for the years ended
        July 2, 1994, July 3, 1993 and June 27, 1992.

        Consolidated Statements of Stockholders' Equity for the years ended July 2, 1994, July 3, 1993, and June 27, 1992.

        Summary of Significant Accounting Policies.

        Notes to Consolidated Financial Statements.


     (2)  Financial Statement Schedules:

        Financial Statement Schedules for the years ended July 2,
        1994, July 3, 1993 and June 27, 1992:

        Schedule                Description                           Page
        --------                -----------                           ----

                    Report of Independent Public Accountants           14

        I           Marketable Securities - Other Investments          15

        V           Cost of Property, Plant and Equipment              16

        VI          Accumulated Depreciation of Property,
                    Plant and Equipment                                17

        VIII        Valuation and Qualifying Accounts                  18

        X           Supplementary Income Statements Information        19


     All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required under rules of Regulation S-X.

(b)  Reports on Form 8-K:

     While no reports on Form 8-K were filed during the fourth quarter of fiscal 1994, a report on Form 8-K dated August 9, 1994 was filed to report the Registrant's change in fiscal year-end from the Saturday closest to June 30 of each calendar year to December 31 of each calendar year.

(c) Exhibits:

     See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.







               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ON SUPPLEMENTARY SCHEDULES

We have audited in accordance with generally accepted auditing standards, the financial statements included in The Manitowoc Company, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 28, 1994.
Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
July 28, 1994.





                                            THE MANITOWOC COMPANY, INC.
                                                 AND SUBSIDIARIES

                             SCHEDULE I:  MARKETABLE SECURITIES  -  OTHER INVESTMENTS

                                          FOR THE YEAR ENDED JULY 2, 1994



                              PRINCIPAL                       MARKET        CARRYING
      NAME                      AMOUNT          COST          VALUE          VALUE
      ----                      ------       ---------        ------        --------
  U.S. Treasury Notes       $ 10,000,000   $ 10,012,721    $ 9,794,375   $ 10,012,721

 Preferred Stock Fund          4,765,966      4,994,876      4,763,243      4,994,876
                             -----------    -----------    -----------    -----------

                            $ 14,765,966   $ 15,007,597   $ 14,557,618   $ 15,007,597
                             -----------    -----------    -----------    -----------









                                                 THE MANITOWOC COMPANY, INC.
                                                      AND SUBSIDIARIES

                                     SCHEDULE V:  COST OF PROPERTY, PLANT AND EQUIPMENT
                              FOR THE YEARS ENDED JUNE 27, 1992, JULY 3, 1993, AND JULY 2, 1994

                                    BALANCE AT                                                BALANCE AT
                                    BEGINNING      ADDITIONS                     OTHER          END OF
        CLASSIFICATION              OF PERIOD       AT COST    RETIREMENTS    CHANGES (1)       PERIOD
        --------------              ---------      --------    -----------    -----------     ----------
YEAR ENDED JUNE 27, 1992:
  Land ......................... $  3,485,769   $         0    $   (21,142)   $    33,715   $  3,498,342
  Buildings ....................   61,545,543       755,402       (577,026)       378,181     62,102,100
  Drydocks and dock fronts .....   21,984,446        79,328        (23,653)             0     22,040,121
  Machinery and equipment ......   70,294,712     7,403,865     (6,615,319)       124,443     71,207,701
  Construction in progress .....    2,448,049    (1,666,193)             0              0        781,856
                                 ------------   -----------    -----------    -----------   ------------
  Total                          $159,758,519   $ 6,572,402    $(7,237,140)   $   536,339   $159,630,120
                                 ------------   -----------    -----------    -----------   ------------
YEAR ENDED JULY 3, 1993:
  Land ......................... $  3,498,342   $         0    $         0    $   (74,437)  $  3,423,905
  Buildings ....................   62,102,100     3,137,414       (287,011)      (843,286)    64,109,217
  Drydocks and dock fronts .....   22,040,121             0              0              0     22,040,121
  Machinery and equipment ......   71,207,701     5,309,927     (1,241,924)      (301,664)    74,974,040
  Construction in progress .....      781,856     2,765,744              0              0      3,547,600
                                 ------------   -----------    -----------    -----------   ------------
  Total                          $159,630,120   $11,213,085    $(1,528,935)   $(1,219,387)  $168,094,883
                                 ------------   -----------    -----------    -----------   ------------
YEAR ENDED JULY 2, 1994:
  Land ......................... $  3,423,905   $   382,539    $         0    $     5,646   $  3,812,090
  Buildings ....................   64,109,217       129,140     (1,505,110)        63,968     62,797,215
  Drydocks and dock fronts .....   22,040,121             0              0              0     22,040,121
  Machinery and equipment ......   74,974,040    13,357,886     (1,538,571)        23,009     86,816,364
  Construction in progress .....    3,547,600        (2,357)             0              0      3,545,243
                                 ------------   -----------    -----------    -----------   ------------
  Total                          $168,094,883   $13,867,208    $(3,043,681)   $    92,623   $179,011,033
                                 ------------   -----------    -----------    -----------   ------------

NOTES:(1)  Effect of changes in currency exchange rates.

      Depreciation provided for financial reporting purposes is based on the following estimated lives; buildings,
      40 to 50 years; dry docks and dock fronts, 10 to 25 years; and machinery and equipment 5 to 20 years.


                                                 THE MANITOWOC COMPANY, INC.
                                                      AND SUBSIDIARIES


                           SCHEDULE VI:  ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

                            FOR THE YEARS ENDED AND JUNE 27, 1992, JULY 3, 1993 AND JULY 2, 1994


                                  BALANCE AT                                            BALANCE AT
                                   BEGINNING    ADDITIONS                   OTHER         END OF
                                   OF PERIOD     AT COST    RETIREMENTS   CHANGES (1)     PERIOD
                                  ----------    ---------   -----------   -----------   -----------
YEAR ENDED JUNE 27, 1992:

  Buildings .................. $ 32,763,868  $  2,198,759  $   (451,239)  $    46,997  $ 34,558,385
  Drydocks and dock fronts ...   20,281,763       155,005       (23,653)            0    20,413,115
  Machinery and equipment ....   53,038,015     3,769,816    (5,701,757)       49,027    51,155,101
                               ------------  ------------  ------------   -----------  ------------
 Total ......................  $106,083,646  $  6,123,580  $ (6,176,649)  $    96,024  $106,126,601
                               ------------  ------------  ------------   -----------  ------------

YEAR ENDED JULY 3, 1993:

  Buildings .................. $ 34,558,385  $  1,619,339 $    (86,623)   $  (124,379) $ 35,966,722
  Drydocks and dock fronts ...   20,413,115       153,034            0              0    20,566,149
  Machinery and equipment ....   51,155,101     4,089,174     (526,952)      (135,445)   54,581,878
                               ------------  ------------ ------------    -----------  ------------
 Total ......................  $106,126,601  $  5,861,547 $   (613,575)   $  (259,824) $111,114,749
                               ------------  ------------ ------------    -----------  ------------

YEAR ENDED JULY 2, 1994:

  Buildings .................. $ 35,966,722  $  1,678,341 $   (366,043)   $    11,021  $ 37,290,041
  Drydocks and dock fronts ...   20,566,149       148,490            0              0    20,714,639
  Machinery and equipment ....   54,581,878     4,440,552   (1,360,585)        12,221    57,674,066
                               ------------  ------------ ------------    -----------  ------------
  Total ...................... $111,114,749  $  6,267,383 $ (1,726,628)   $    23,242  $115,678,746
                               ------------  ------------ ------------    -----------  ------------

NOTE:  (1)  Transfers to other classifications and effect of changes in currency exchange rates.


                                         THE MANITOWOC COMPANY, INC.
                                               AND SUBSIDIARIES


                              SCHEDULE VIII:  VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEARS ENDED JUNE 27, 1992 JULY 3, 1993, AND JULY 2, 1994




                                     BALANCE AT     CHARGED TO                    BALANCE AT
                                      BEGINNING      COSTS AND                      END OF
          DESCRIPTION                 OF PERIOD      EXPENSES       DEDUCTIONS        PERIOD
          ------------               ----------     -----------    -----------      -----------
YEAR ENDED JUNE 27, 1992:

  Allowance for doubtful accounts    $   642,829    $   142,449   $  (401,684)    $   383,594

YEAR ENDED JULY 3, 1993:

  Allowance for doubtful accounts    $   383,594    $   453,993   $   (30,385)    $   807,202

YEAR ENDED JULY 2, 1994:

  Allowance for doubtful accounts    $   807,202    $   702,079  $   (732,536)    $   776,745


                                    THE MANITOWOC COMPANY, INC.
                                          AND SUBSIDIARIES


                         SCHEDULE X:  SUPPLEMENTARY INCOME STATEMENTS INFORMATION

                 FOR THE YEARS ENDED JUNE 27, 1992, AND JULY 3, 1993 AND JULY 2, 1994



                                                  CHARGED TO COSTS
                   ITEM                             AND EXPENSES
         -----------------------             --------------------------
         Maintenance and Repairs

                    1992                               $4,666,259

                    1993                               $4,206,887

                    1994                               $4,168,473


           Advertising Costs

                    1992                               $2,812,888

                    1993                               $3,459,618

                    1994                               $3,298,752




                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                        THE MANITOWOC COMPANY, INC.

                                        By:  /s/  Fred M. Butler
                                        ------------------------------

                                        Fred M. Butler
                                        President & Chief Executive Officer



                                        By:  /s/  Robert R. Friedl
                                        ------------------------------

                                        Robert R. Friedl
                                        Chief Financial Officer



Dated:    September 26, 1994




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:




  /s/  Fred M. Butler                                 September 26, 1994
- - -----------------------------------------------
Fred M. Butler, President & CEO, Director



  /s/  Robert K. Silva                                September 26, 1994
- - -----------------------------------------------
Robert K. Silva, Executive Vice President
& COO, Director


  /s/  Gilbert F. Rankin, Jr.                         September 26, 1994
- - -----------------------------------------------
Gilbert F. Rankin, Jr., Director



  /s/  George T. McCoy                                September 26, 1994
- - -----------------------------------------------
George T. McCoy, Director



  /s/  Guido R. Rahr, Jr.                             September 26, 1994
- - -----------------------------------------------
Guido R. Rahr, Jr., Director




                                    THE MANITOWOC COMPANY, INC.
                                     ANNUAL REPORT ON FORM 10-K
                               FOR THE FISCAL YEAR ENDED JULY 2, 1994
                                         INDEX TO EXHIBITS



                                                                                                               Filed
                                                                                                              Herewith
Exhibit                                                                                                          On
 No.                         Description                                                                        Page
- - -------                      -----------                                                                        ----

3.1       Amended and Restated Articles of Incorporation as amended on November 5, 1984, filed as
          Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June
          29, 1985 and incorporated herein by reference.

3.2       Restated By-Laws (as amended through September 16, 1994) including amendment to Article X
          adding Section 3 (Implied Amendments).                                                                  23

4.1(a)    Rights Agreement dated September 5, 1986 between the Registrant and Morgan Shareholder
          Services Trust Company, filed as Exhibit 4 to the Company's Annual Report on Form 10-K for
          the fiscal year ended June 28, 1986 and incorporated herein by reference.

4.1(b)    First amendment to Rights Agreement dated August 12, 1988, filed as Exhibit 1 to the
          Company's report on Form 8-K dated August 26, 1988 and incorporated herein by reference.

4.2       Articles III, V, and VIII of the Amended and Restated Articles of Incorporation (see
          Exhibit 3.1 above).

10.1(a) * The Manitowoc Company, Inc. Deferred Compensation Plan effective August 20, 1993, (the
          "Deferred Compensation Plan") filed as Exhibit 4.1 to the Registrant's Registration
          Statement on Form S-8 filed June 23, 1993, and incorporated herein by reference.

10.1(b) * Amendment to Deferred Compensation Plan adopted by the Board of Directors on April 26,
          1994.                                                                                                   39

10.2 *    The Manitowoc Company, Inc. Management Incentive Compensation Plan, effective July 4,
          1993, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993 and incorporated herein by reference.

10.3 *    Form of Contingent Employment Agreement between the Company and Messrs. Butler, Flynn,
          Friedl, Keener, Silva and certain other employees of the Company, filed as Exhibit 10(c)
          to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference.


10.4 *    Form of Indemnity Agreement between the Company and each of the directors, executive officers and certain other employees of the Company, filed as Exhibit 10(d) to the
          Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference.

10.5 *    Supplemental Retirement Agreement between Fred M. Butler and the Company dated March 15,
          1993 filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993 and incorporated herein by reference.

13        Portions of the 1994 Annual Report to Shareholders of The Manitowoc Company, Inc.
          incorporated by reference into this Report on Form 10-K.                                                40

21        Subsidiaries of The Manitowoc Company, Inc.                                                             63

23        Consent of Independent Public Accountants.                                                              64

27        Financial Data Schedule.                                                                                65




* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.