Form 10-Q
period 1994-09-30
MANITOWOC CO INC
filed 1994-11-09
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1994
                                     ----------------------

                                       OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ------------    ------------

     Commission File Number     1-11978
                              ----------


                          The Manitowoc Company, Inc.
      ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Wisconsin                            39-0448110
      -------------------------------           ----------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification Number)


       700 E. Magnolia Avenue, Suite B, Manitowoc, Wisconsin  54220
      ---------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)


                                (414) 684-4410
      ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

The former fiscal year-end of the Registrant was the Saturday which fell upon or was nearest to June 30 of each calendar year. The new fiscal year-end of the Registrant is December 31 of each calendar year. A transition report on Form 10-Q will be filed by the Registrant covering the transition period from July 3, 1994 through December 31, 1994.

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

                       Yes  ( X )     No   (   )



     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of October 31, 1994, the most recent practicable date, was 7,673,725.





                    PART I.  FINANCIAL INFORMATION
                   -------------------------------



Item 1.  Financial Statements
- -----------------------------

                                    THE MANITOWOC COMPANY, INC.
                                 Consolidated Statement of Earnings
          For the Quarter Ended September 30, 1994 and the 13 Weeks Ended October 2, 1993
                                            (Unaudited)
                               (In thousands, except per-share data)



                                  September 30, 1994   October 2, 1993
                                  ------------------   ---------------

Net Sales                             $  66,039          $ 61,056

Costs And Expenses:
  Cost of goods sold                     47,719            44,280
  Engineering, selling and
   administrative expenses               12,231            10,742
                                      ---------          --------
     Total                               59,950            55,022


Earnings From Operations                  6,089             6,034

Other Income (Expense):
  Interest and dividend income              206               456
  Other income (expense)                    (66)               38
                                      ---------          --------
     Total                                  140               494

                                      ---------          --------
Earnings Before Taxes On Income           6,229             6,528

Provision For Taxes On Income             2,429             2,440
                                      ---------          --------

Net Earnings                          $   3,800          $  4,088
                                      ---------          --------


Net Earnings Per Share                $     .49          $    .45


Dividends Per Share                   $     .25          $    .25


Average Shares Outstanding            7,816,570         9,126,327


See accompanying notes which are an integral part of these statements.



                                       THE MANITOWOC COMPANY, INC.
                                       Consolidated Balance Sheet
                                   September 30, 1994 and July 2, 1994
                                  (In thousands, except per-share data)

                                                -ASSETS-

                                               (Unaudited)        (Audited)
                                            September 30, 1994   July 2, 1994
                                            ------------------   ------------
Current Assets:
  Cash and cash equivalents                        $   5,935       $ 15,094
  Marketable securities                               19,705         15,008
  Accounts receivable                                 34,544         42,589
  Inventories                                         31,981         31,240
  Prepaid expenses and other                           2,863          2,956
  Future income tax benefits                          10,770         10,770
                                                   ---------      ---------
     Total current assets                            105,798        117,657

  Intangibles and other-net                            4,540          4,859

  Property, plant and equipment:
   At cost                                           181,325        179,011
   Less accumulated depreciation                    (117,092)      (115,679)
                                                   ---------      ---------
   Property, plant and equipment-net                  64,233         63,332
                                                   ---------      ---------
     TOTAL                                         $ 174,571      $ 185,848
                                                   ---------      ---------

                                 -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
  Accounts payable and accrued expenses            $  53,640      $  53,784
  Income taxes payable                                 2,419          4,859
  Product warranties                                   5,222          4,967
                                                   ---------      ---------
     Total current liabilities                        61,281         63,610

Non-Current Liabilities:
  Product warranties                                   3,129          3,129
  Deferred income taxes                                1,344          1,310
  Deferred employee expenses                          17,821         17,688
  Deferred income                                      3,237          3,811
  Other                                                1,991          2,441
                                                   ---------      ---------
     Total non-current liabilities                    27,522         28,379
                                                   ---------      ---------

Stockholders' Equity:
  Common stock (10,887,847 shares
    issued at both dates)                                109            109
  Additional paid-in capital                          31,115         31,115
  Cumulative foreign currency
    translation adjustments                             (268)          (410)
  Retained earnings                                  136,314        134,433
  Treasury stock at cost (3,214,122 and
     2,805,000 shares)                               (81,502)       (71,388)
                                                   ---------      ---------
     Total stockholders' equity                       85,768         93,859
                                                   ---------      ---------
     TOTAL                                         $ 174,571       $185,848
                                                   ---------      ---------

See accompanying notes which are an integral part of these statements.



                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statement of Cash Flows
For the Quarter Ended September 30, 1994 and the 13 Weeks Ended October 2, 1993
                (In thousands, except per-share data)

                                (Unaudited)


                                            September 30, 1994  October 2, 1993
                                            ------------------  ----------------
Cash Flows From Operations:
  Net earnings                                   $   3,800      $   4,088

  Non-cash adjustments to income:
     Depreciation and amortization                   1,783          1,426
     Deferred income taxes                              34             44


  Changes in operating assets and liabilities:
     Accounts receivable                             8,045          9,504
     Refundable income taxes                             0          2,165
     Inventory                                        (741)         2,475
     Other current assets                               93              0
     Current liabilities                            (8,378)        (6,628)
     Non-current liabilities                          (317)           400
     Deferred income                                  (574)          (576)
     Non-current assets                                293            180
                                                ----------     ----------
     Net cash provided by operations                 4,038         13,078


Cash Flows From Investing:
  Purchase of temporary investments - net           (4,697)       (18,257)
  Capital expenditures                              (2,572)          (766)
                                                ----------     ----------
     Net cash used for investing                    (7,269)       (19,023)


Cash Flows From Financing:
  Dividends paid                                    (1,920)        (2,280)
  Proceeds from revolving line of credit - net       6,000              0
  Treasury stock purchases                         (10,114)        (2,558)
                                                ----------     ----------
     Net cash used for financing                    (6,034)        (4,839)

Effect of exchange rate changes on cash                106             (7)
                                                ----------     ----------
     Net decrease in cash and cash equivalents      (9,159)       (10,791)

  Balance at beginning of year                      15,094         37,347
                                                ----------     ----------
  Balance at end of period                      $    5,935       $ 26,556
                                                ----------     ----------

Supplemental Cash Flow Information:
  Interest paid                                 $       70       $     32
  Income taxes paid                             $    4,790       $    205



See accompanying notes which are an integral part of these statements.





                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
For the Quarter Ended September 30, 1994 and the 13 Weeks Ended October 2, 1993

                               (Unaudited)


Note 1.

          In August 1994, the Board of Directors approved a change in the Company's fiscal year-end to December 31. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarter ended September 30, 1994 and the thirteen weeks ended October 2, 1993, the financial position at September 30, 1994 and the changes in the cash flows for the quarter ended September 30, 1994 and the thirteen weeks ended October 2, 1993. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes.


Note 2.

          The components of inventory at September 30, 1994 and July
          2, 1994 are summarized as follows (in thousands):


                                           September 30, 1994  July 2, 1994
                                           ------------------  -------------
          Components:
            Raw materials                      $  11,063      $ 11,275
            Work-in-process                       21,144        19,463
            Finished goods                        20,159        20,787
                                               ---------      --------

            Total inventories at FIFO costs       52,366        51,525
          Excess of FIFO costs
            over LIFO value                      (20,385)      (20,285)
                                               ---------      --------
            Total inventories                  $  31,981      $ 31,240

          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 64% and 61% of total inventory for September 30, 1994 and July 2, 1994, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

          At September 30, 1994 and July 2, 1994, the FIFO cost of finished goods held for lease was $44 and $249, respectively. The cost of this inventory is amortized to cost of sales as a percentage of lease revenues.


Note 3.

          On September 8, 1992, the Board of Directors authorized the Company to repurchase up to 1.5 million shares of its common stock. In addition, on January 11, 1994 and February 1, 1994, the Board of Directors authorized the repurchase of an additional 500,000 and 1,000,000 shares, respectively. Such repurchases will be in open market or privately negotiated purchases, as the Company may determine from time to time. As of September 30, 1994, a total of 2,647,122 shares were purchased pursuant to these authorizations.


Note 4.
          The United States Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), liable for the costs associated with investigating and cleaning up contamination at the Lemberger Landfill Superfund Site ("the Site") near Manitowoc, Wisconsin.

          Eleven of the potentially responsible parties have formed a group (the Lemberger Site Remediation Group, or "LSRG") and have successfully negotiated with the EPA and Wisconsin Department of Natural Resources to settle the potential liability at the Site and fund the cleanup. Approximately 150 PRP's have been identified as having shipped substances to the Site.

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

          In connection with this matter, the Company expensed $3.0 million in prior years for its estimated portion of the cleanup costs. In addition, the Company has notified its insurance carrier requesting reimbursement of incurred and future costs at the Site. Settlement of this claim is uncertain; a recent Wisconsin Supreme Court decision did not require an insurer to pay similar costs. Any recoveries from the insurance carrier will be recognized when received.

          The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the consolidated financial statements.

          As of September 30, 1994, 37 product related lawsuits were pending. Of these, twelve occurred between 1985 and 1990 when the Company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the Company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit.

          Product liability reserves at September 30, 1994 are $7.5 million; $3.8 million reserved specifically for the 37 cases referenced above, and $3.7 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $.4 million, and $.9 million for an insured claim. Based on the Company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.


Note 5.

          Certain reclassifications have been made to the financial statements of the prior year to conform to the presentation for the quarter ended September 30, 1994.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition at September 30, 1994
- -----------------------------------------

The Company's financial condition remains strong and has not changed materially during the past quarter. Cash and marketable securities of $25.6 million are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments on the line of credit and the stock repurchases authorized by the Board of Directors.

Results of Operations for the 13 Weeks Ended September 30, 1994 and October 2, 1993
- --------------------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter ended September 30, 1994 and the thirteen weeks ended October
2, 1993 are shown below (in thousands):

                                    September 30, 1994   October 2, 1993
                                    ------------------   ---------------

NET SALES:
  Cranes and related products              $ 35,986        $ 31,959
  Foodservice products                       26,907          24,768
  Marine                                      3,146           4,329
                                           --------         -------

     Total                                 $ 66,039        $ 61,056


EARNINGS (LOSS) FROM OPERATIONS:
  Cranes and related products                 1,923           1,059
  Foodservice products                        6,356           5,984
  Marine                                       (544)            197
  General corporate expense                  (1,646)         (1,206)
                                           --------         -------

     Total                                 $  6,089        $  6,034

For the three months ended September 30, 1994, consolidated sales increased 8.2% over the comparable period a year ago. Net earnings for the quarter were $3.8 million, or 49 cents per share compared to $4.1 million, or 45 cents per share last year. The improved first quarter sales were the result of increases in our boom truck and Foodservice divisions and the acquisition of Femco Machine Company in the third quarter of Fiscal 1994. The decline in net earnings was the result of the return to a more normal seasonal pattern in the Marine business and a slightly higher tax rate of 39 percent for the quarter compared with 37 percent a year ago.

Sales and operating earnings for Cranes and Related Products increased 12.6%, and 81.7%, respectively for the first quarter compared to last year. These improvements were the result of increased productivity at Manitex, which increased sales 175% compared to last year when it was experiencing shipping delays caused by its plant relocation. Also contributing to the increase was the previously mentioned acquisition of Femco Machine Company.

A strong domestic market in the Foodservice division has increased sales and operating earnings 8.6% and 6.2%, respectively, compared to the first quarter of last year. Foodservice continues to see strong demand for their recently introduced B-series ice machines.

Sales for the Marine segment were down 27.3% compared to the comparable period a year ago. The operating loss for the quarter was $0.5 million compared to operating earnings of $0.2 million last year. Last year's results were unusually high because of a ship grounding that occurred in the first quarter. Ship repair and maintenance work are typically lightest during the shipping season which currently conforms to Manitowoc's first and second fiscal quarters (July-December).


                    PART II.    OTHER INFORMATION
                    -----------------------------


Item 6.   Exhibits and Reports on form 8-K
          ---------------------------------

          (a) Exhibits: See exhibit index following the signatures on this Report, which is incorporated herein by reference.

          (b)  Reports on Form 8-K:     During the quarter ended
               September 30, 1994, a Report on Form 8-K dated August 9, 1994 was filed to report the Company's change in fiscal year-end from the Saturday closest to June 30 of each calendar year to December 31 of each calendar year.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)




                                  /s/  Fred M. Butler
                                ------------------------
                                Fred M. Butler
                                Chief Executive Officer



                                  /s/  Robert R. Friedl
                                ------------------------
                                Robert R. Friedl
                                Chief Financial Officer



                                  /s/  E. Dean Flynn
                                ------------------------
                                E. Dean Flynn
                                Secretary



November 10, 1994






                     THE MANITOWOC COMPANY, INC.

                            EXHIBIT INDEX

                             TO FORM 10-Q

                      FOR QUARTERLY PERIOD ENDED

                          SEPTEMBER 30, 1994







Exhibit                                            Filed
  No.             Description                    Herewith
- -------           -----------                    --------

 27            Financial Data Schedule               X