Form 10-Q
period 1994-12-31
MANITOWOC CO INC
filed 1995-02-13
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10Q



[_]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended
                                     ----------------------

                                             OR


[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from July 3, 1994 to December 31, 1994


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

                       Yes  ( X )     No   (   )



     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of January 31, 1995, the most recent practicable date, was 7,674,475.



                    PART I.  FINANCIAL INFORMATION
                   -------------------------------



Item 1.  Financial Statements
- -----------------------------

                                     THE MANITOWOC COMPANY, INC.
                                 Consolidated Statement of Earnings
                    For the Quarter and Transition Period Ended December 31, 1994
                            and Comparable Periods Ending January 1, 1994
                                             (Unaudited)
                      (In thousands, except per-share and average shares data)


                                                          Transition
                             Quarter        13 Weeks        Period        26 Weeks
                              Ended           Ended          Ended          Ended
                           Dec 31, 1994    Jan 1, 1994   Dec 31, 1994    Jan 1, 1994
                           ------------     -----------   ------------    -----------
Net Sales                      $ 57,867       $  67,772       $123,906       $128,828

Costs And Expenses:
  Cost of goods sold             44,885          52,091         92,604         96,371
  Engineering, selling and
   administrative expenses       13,555          11,101         25,787         21,843
  Plant consolidation costs      14,000              --         14,000             --
                               --------        --------       --------       --------
     Total                       72,440          63,192        132,390        118,214

Earnings(Loss) From Operations  (14,573)          4,580         (8,484)        10,614

Other Income (Expense):
  Interest & dividend income        127             489            333            945
  Other income (expense)            (98)            (88)          (164)           (50)
                                -------        --------       --------       --------
     Total                           29             401            169            895
                                -------        --------       --------       --------
Earnings (loss) before
  taxes on income               (14,544)          4,981         (8,315)        11,509

Provision for taxes on income    (5,672)          1,893         (3,243)         4,333
                                -------        --------       --------       --------
Net earnings (loss)              (8,872)          3,088         (5,072)         7,176
                                -------        --------       --------       --------

Net Earnings(Loss) Per Share    ($ 1.16)        $   .35        ($  .66)        $  .79

Dividends Per Share              $  .25         $   .25         $  .50         $  .50

Average Shares Outstanding     7,674,475       8,938,955      7,745,221      9,032,641


See accompanying notes which are an integral part of these statements.




                                     THE MANITOWOC COMPANY, INC.
                                     Consolidated Balance Sheet
                                 December 31, 1994 and July 2, 1994
                                 (In thousands, except share data)

                                              -ASSETS-

                                                  (Unaudited)          (Audited)
                                               December 31, 1994     July 2, 1994
                                               ------------------   --------------
Current Assets:

  Cash and cash equivalents                         $  4,118           $ 15,094
  Marketable securities                               12,045             15,008
  Accounts receivable                                 29,500             42,589
  Inventories                                         36,793             31,240
  Prepaid expenses and other                           2,882              2,956
  Future income tax benefits                          11,200             10,770
                                                   ---------          ---------
     Total current assets                             96,538            117,657

  Intangibles and other-net                           11,636              4,859

  Property, plant and equipment:
   At cost                                           151,345            179,011
   Less accumulated depreciation                    (100,061)          (115,679)
                                                   ---------          ---------
   Property, plant and equipment-net                  51,284             63,332
                                                   ---------          ---------
     TOTAL                                         $ 159,458          $ 185,848
                                                   ---------          ---------

                               -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
  Accounts payable and accrued expenses             $ 47,863          $  53,784
  Income taxes payable                                     0              4,859
  Product warranties                                   5,502              4,967
                                                   ---------          ---------
     Total current liabilities                        53,365             63,610

Non-Current Liabilities:
  Product warranties                                   2,944              3,129
  Deferred income taxes                                  692              1,310
  Deferred employee expenses                          18,190             17,688
  Deferred income                                      2,936              3,811
  Other                                                6,274              2,441
                                                   ---------          ---------
     Total non-current liabilities                    31,036             28,379
                                                   ---------          ---------

Stockholders' Equity:
  Common stock (10,887,847 shares
    issued at both dates)                                109                109
  Additional paid-in capital                          31,115             31,115
  Cumulative foreign currency
    translation adjustments                             (188)              (410)
  Retained earnings                                  125,523            134,433
  Treasury stock at cost (3,213,372 and
     2,805,000 shares)                               (81,502)           (71,388)
                                                   ---------          ---------
     Total stockholders' equity                       75,057             93,859
                                                   ---------          ---------
     TOTAL                                         $ 159,458          $ 185,848
                                                   ---------          ---------

See accompanying notes which are an integral part of these statements.


                                     THE MANITOWOC COMPANY, INC.
                                Consolidated Statement of Cash Flows
        For the Transition Period Ended December 31, 1994 and 26 Weeks Ended January 1, 1994
                                            (In thousands)

                                              (Unaudited)



                                            December 31, 1994    January 1, 1994
                                            -----------------    -----------------
Cash Flows From Operations:
  Net earnings                                   ($  5,072)      $   7,176

  Non-cash adjustments to income:
     Depreciation and amortization                   3,426           2,910
     Plant consolidation                            14,000              --
     Deferred income taxes                          (5,520)            145


  Changes in operating assets & liabilities:
     Accounts receivable                            13,089          15,117
     Inventory                                      (5,553)          4,757
     Other current assets                               74           4,474
     Current liabilities                           (15,072)        (12,298)
     Non-current liabilities                           488             467
     Deferred income                                  (875)           (216)
     Non-current assets                                685             312
                                                 ---------       ---------
     Net cash(used for) provided by operations        (330)         22,844


Cash Flows From Investing:
  Sale(purchase) of temporary investments-net        2,963         (16,522)
  Capital expenditures                              (3,730)         (1,938)
                                                 ---------       ---------
     Net cash used for investing                      (767)        (18,460)


Cash Flows From Financing:
  Dividends paid                                    (3,838)         (4,510)
  Proceeds from revolving line of credit-net         3,999              --
  Treasury stock purchases                         (10,114)         (9,479)
                                                 ---------       ---------
     Net cash used for financing                    (9,953)        (13,989)

Effect of exchange rate changes on cash                 74             (68)
                                                 ---------       ---------
     Net decrease in cash & cash equivalents       (10,976)         (9,673)

  Balance at beginning of year                      15,094          37,348
                                                 ---------       ---------
  Balance at end of period                         $ 4,118        $ 27,675
                                                 ---------       ---------

Supplemental Cash Flow Information:
  Interest paid                                   $    157        $     81
  Income taxes paid                               $  6,901        $  4,906


See accompanying notes which are an integral part of these statements.





                     THE MANITOWOC COMPANY, INC.
         Notes to Unaudited Consolidated Financial Statements
    For the Quarter and Transition Period Ended December 31, 1994
            and Comparable Periods Ending January 1, 1994

                             (Unaudited)


Note 1.

          In August 1994, the Board of Directors approved a change in the Company's fiscal year-end to December 31. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarter and transition period ended December 31, 1994 and the thirteen and twenty-six weeks ended January 1, 1994, the financial position at December 31, 1994 and the changes in the cash flows for the transition period ended December 31, 1994 and the twenty-six weeks ended January 1, 1994. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes.


Note 2.

          The components of inventory at December 31, 1994 and July 2,
          1994 are summarized as follows (in thousands):


                                            December 31, 1994  July 2, 1994
                                           ------------------  -------------
          Components:
            Raw materials                       $ 13,150        $ 11,275
            Work-in-process                       14,659          19,463
            Finished goods                        28,758          20,787
                                               ---------        --------

            Total inventories at FIFO costs       56,567          51,525

          Excess of FIFO costs
            over LIFO value                      (19,774)        (20,285)
                                               ---------        --------
            Total inventories                   $ 36,793        $ 31,240

          Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method for 50% and 61% of total inventory for December 31, 1994 and July 2, 1994, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

          At December 31, 1994 and July 2, 1994, the FIFO cost of finished goods held for lease was $940 and $249, respectively. The cost of this inventory is amortized to cost of sales as a percentage of lease revenues.


Note 3.

          On September 8, 1992, the Board of Directors authorized the Company to repurchase up to 1.5 million shares of its common stock. In addition, on January 11, 1994 and February 1, 1994, the Board of Directors authorized the repurchase of an additional .5 million and 1.0 million shares, respectively. Such repurchases will be in open market or privately negotiated purchases, as the Company may determine from time to time. As of December 31, 1994, a total of 2,646,372 shares were purchased pursuant to these authorizations.



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

          As of December 31, 1994, 38 product related lawsuits were pending. Of these, eleven occurred between 1985 and 1990 when the Company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the Company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit.

          Product liability reserves at December 31, 1994 are $7.9 million; $4.5 million reserved specifically for the 38 cases referenced above, and $3.4 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $.7 million, and $.9 million for an insured claim. Based on the Company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.


Note 5.

          During the quarter ended December 31, 1994, the Company's decision to accelerate the consolidation of large-crane manufacturing to a single site resulted in a $14 million charge to earnings in the cranes and related products segment in such quarter. The charge includes a $9.4 million write-down of the facility being abandoned and estimated holding costs of $4.6 million while the plant is being marketed.

          The assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the ``Peninsula facility'' located in Manitowoc, Wisconsin. The current carrying value of these assets, determined through independent appraisals, is approximately $3 million and is included in intangibles and other. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. Future holding costs also include estimates for various environmental studies on the Peninsula location.

          Additional costs, expected to range between $2.5 - $3.5 million, will be incurred in the future as part of the consolidation. These costs will be expensed as incurred and include items such as moving and relocation, engineering, and severance.

Note 6.

          During the period the Company adopted Statement of Financial Accounting Standard No. 115 ``Accounting for Certain Investments in Debt and Equity Securities'' . The effect of adopting this new standard was not material. Marketable securities include $8.0 million of investments in treasury bills which will be held to maturity and $4.0 million of equity securities, which are available for sale. For both types of investments, the difference between fair market value and cost was not material. The treasury bills mature at various dates beginning in September, 1995, through December, 1995.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations for the Transition Period Ended December 31, 1994 and 26 Weeks Ended January 1, 1994
- ------------------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter and transition period ended December 31, 1994 and the 13 and 26 weeks ended January 1, 1994 are shown below (in thousands):


                                                           Transition
                                Quarter      13 Weeks        Period       26 Weeks
                                 Ended         Ended         Ended         Ended
                             Dec 31, 1994   Jan 1, 1994    Dec 31 1994   Jan 1, 1994
                             ------------  -------------  ------------- -------------
NET SALES:
  Cranes and related products    $ 34,972      $ 46,897      $ 70,958      $ 78,856
  Foodservice products             18,089        16,078        44,996        40,846
  Marine                            4,806         4,797         7,952         9,126
                                 --------      --------      --------      --------

     Total                         57,867        67,772       123,906       128,828


EARNINGS (LOSS) FROM OPERATIONS:
  Cranes and related products      (1,053)        2,069           870         3,128
  Foodservice products              3,070         2,793         9,426         8,777
  Marine                             (255)          935          (799)        1,132
  General corporate expense        (2,335)       (1,217)       (3,981)       (2,423)
  Plant consolidation expense     (14,000)           --       (14,000)           --
                                 --------       -------       -------       -------

     Total                       ($14,573)     $  4,580       ($8,484)      $10,614

For the quarter ended December 31, 1994, the company posted a net loss of $8.9 million, or $1.16 per share compared to net earnings of $3.1 million, or 35 cents per share during the comparable period last year. The primary cause for the loss was a pre-tax plant consolidation charge of $14.0 million, or $1.12 per share. Without this charge, the company would have reported a loss of $333,000, or 4 cents per share, due to fewer large-crane sales.

The net loss for the transition period was $5.1 million, or 66 cents per share, compared with net earnings of $7.2 million, or 79 cents per share, for the comparable period last year. Without the plant consolidation charge, earnings for the transition period would have been $3.5 million or 45 cents per share.

Net sales for the quarter ended December 31, 1994 were $57.9 million, down 15% from sales of $67.8 million a year ago, Net sales for the transition period totaled $123.9 million, a decline of 4 percent from the first half of fiscal 1994.

The Company's decision to accelerate the consolidation of large-crane manufacturing to a single site resulted in a $14 million charge to earnings in the cranes and related products segment in the quarter ended December 31, 1994. The charge includes a $9.4 million write-down of the facility being abandoned and estimated holding costs of $4.6 million while the plant is being marketed.

The assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the "Peninsula facility'' located in Manitowoc, Wisconsin. The current carrying value of these assets, determined through independent appraisals, is approximately $3 million. The future holding costs consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. Future holding costs also include estimates for various environmental studies on the Peninsula location.

Additional costs will be incurred as part of the consolidation. These costs will be expensed as incurred and include items such as moving and relocation, engineering, and severance.

For the quarter, sales of cranes and related products declined 25% to $35 million, compared to $46.9 million for the comparable period last year. The soft market for heavy-lift cranes contributed to a net loss of $1.1 million for the segment during the quarter, versus net earnings of $2.1 million for the comparable period last year. Sales and earnings increases at our Manitex facility and the prior year acquisition of Femco did not offset the declines at our large crane division. As a result, year-to-date sales and earnings for cranes and related products have decreased 10% and 128%, respectively.

The Foodservice segment continues to benefit from a strong market as sales increased 13% for the quarter to $18.1 million, but earnings grew only 10% to $3.0 million. This was due to costs associated with a plant expansion project, production line moves made to increase manufacturing efficiency, and ISO 9001 certification. The segment's sales and earnings for the transition period increased 10% and 7%, respectively.

Sales for the quarter in the Marine segment increased slightly; however, the segment incurred a net loss of $255,000 compared to earnings of $935,000 in fiscal 1994. Sales for the transition period were $8.0 million compared to $9.1 million for the same period last year. In addition, a net loss of $.8 million in the transition period compares to earnings of $1.1 million last year. Fewer drydockings and less emergency repair work than was performed in the prior year contributed to this shortfall for both the quarter and transition period.

Financial Condition at December 31, 1994
- -----------------------------------------

Not withstanding the results of the transition period, the Company's financial condition remains strong. Cash and marketable securities of $16.2 million are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments on the line of credit, costs associated with the plant consolidation, and the stock repurchases authorized by the Board of Directors.



                    PART II.    OTHER INFORMATION
                    -----------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the Company's Annual Meeting of Shareholders held on November 1, 1994, all of the Board of Directors' nominees named in the tabulation of votes below were elected as directors, by the votes cast for and withheld with respect to each nominee indicated to serve for terms expiring at the 1998 Annual Meeting (as a result of the change in the Company's fiscal year). There was no solicitation in opposition to the nominees proposed in the Proxy Statement and there were no abstentions or broker non-votes with respect to the election of directors.

                 Name of Nominee           For            Withheld
                -----------------        ---------        --------
               Gilbert F. Rankin, Jr.    6,343,639         251,284
               Robert K. Silva           6,345,012         249,911

          Messrs. Fred M. Butler, George T. McCoy and Guido R. Rahr, Jr.'s terms as directors continue until the 1997 Annual Meeting. Messrs. Dean H. Anderson, James P. McCann and Robert S. Throop's terms as directors continue until the 1996 Annual Meeting.

          Further information concerning the election of directors is contained in the Proxy Statement dated September 30, 1994 with respect to the Company's 1994 Annual Meeting of Shareholders.

Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

          (a) Exhibits: See exhibit index following the signatures on this Report, which is incorporated herein by reference.

          (b)  Reports on Form 8-K:     During the transition period
               ended December 31, 1994, a report on Form 8-K dated August 9, 1994 was filed to report the Company's change in fiscal year end from the Saturday closest to June 30 of each calendar year to December 31 of each calendar year.


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

                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)


                                  /s/  Fred M. Butler
                                ------------------------
                                Fred M. Butler
                                Chief Executive Officer


                                  /s/  Robert R. Friedl
                                ------------------------
                                Robert R. Friedl
                                Chief Financial Officer


                                  /s/  E. Dean Flynn
                                ------------------------
                                E. Dean Flynn
                                Secretary
February 10, 1995






                     THE MANITOWOC COMPANY, INC.

                            EXHIBIT INDEX

                             TO FORM 10-Q

                     FOR TRANSITION PERIOD ENDED

                          DECEMBER 31, 1994


Exhibit                                             Filed
  No.             Description                      Herewith
- -------           -----------                      --------


 10           Supplemental Retirement Agreement        X
              between Robert K. Silva and the
              Company dated January 2, 1995.

 27           Financial Data Schedule                  X