Form 10-Q
period 1995-03-31
MANITOWOC CO INC
filed 1995-05-09
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 1995
                                     ------------------

                                       OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ------------    ------------

     Commission File Number     1-11978
                              ----------


                          The Manitowoc Company, Inc.
      --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Wisconsin                            39-0448110
      -------------------------------           --------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification Number)



       700 E. Magnolia Avenue, Suite B, Manitowoc, Wisconsin  54220
      --------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)



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

                       Yes  ( X )     No   (   )



     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of April 30, 1995, the most recent practicable date, was 7,674,475.





                    PART I.  FINANCIAL INFORMATION
                   -------------------------------

Item 1.  Financial Statements
- -----------------------------


                     THE MANITOWOC COMPANY, INC.
                  Consolidated Statement of Earnings
       For the Quarters Ended March 31, 1995 and April 2, 1994
                             (Unaudited)
       (In thousands, except per-share and average shares data)



                                    March 31, 1995      April 2, 1994
                                  ------------------   ---------------

Net Sales                             $  69,101          $ 60,606

Costs And Expenses:
  Cost of goods sold                     53,182            46,201
  Engineering, selling and
   administrative expenses               12,900            12,187
                                      ---------          --------
     Total                               66,082            58,388


Earnings From Operations                  3,019             2,218

Other Income (Expense):
  Interest and dividend income               16               476
  Other income (expense)                   (206)             (119)
                                      ---------          --------
     Total                                 (190)              357
                                      ---------          --------
Earnings before taxes
  on income                               2,829             2,575

Provision For Taxes On Income             1,061               975
                                      ---------          --------
Net Earnings                           $  1,768          $  1,600
                                      ---------          --------


Net Earnings Per Share                 $     .23         $    .19


Dividends Per Share                    $     .25         $    .25


Average Shares Outstanding            7,674,475         8,601,517


See accompanying notes which are an integral part of these statements.



                     THE MANITOWOC COMPANY, INC.
                      Consolidated Balance Sheet
                 March 31, 1995 and December 31, 1994
                             (Unaudited)
                  (In thousands, except share data)

                               -ASSETS-


                                                 March 31, 1995   Dec. 31, 1994
                                               ----------------  --------------
Current Assets:
  Cash and cash equivalents                        $   6,641       $  4,118
  Marketable securities                               11,961         12,045
  Accounts receivable                                 44,581         29,500
  Inventories                                         41,919         36,793
  Prepaid expenses and other                           2,806          2,882
  Future income tax benefits                          11,055         11,200
                                                   ---------      ---------
     Total current assets                            118,963         96,538

  Intangibles and other-net                           11,409         11,636

  Property, plant and equipment:
   At cost                                           154,656        151,345
   Less accumulated depreciation                    (101,323)      (100,061)
                                                   ---------      ---------
   Property, plant and equipment-net                  53,333         51,284
                                                   ---------      ---------
     TOTAL                                         $ 183,705      $ 159,458
                                                   ---------      ---------

                -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
  Accounts payable and accrued expenses            $  46,629      $  43,864
  Short term borrowings                               26,300          3,999
  Income taxes payable                                  (302)             0
  Product warranties                                   5,344          5,502
                                                   ---------      ---------
     Total current liabilities                        77,971         53,365

Non-Current Liabilities:
  Product warranties                                   2,944          2,944
  Deferred income taxes                                   78            692
  Deferred employee expenses                          18,368         18,190
  Deferred income                                      1,885          2,936
  Other                                                7,429          6,274
                                                   ---------      ---------
     Total non-current liabilities                    30,704         31,036
                                                   ---------      ---------

Stockholders' Equity:
  Common stock (10,887,847 shares
    issued at both dates)                                109            109
  Additional paid-in capital                          31,115         31,115
  Cumulative foreign currency translation
   adjustments                                           (65)          (188)
  Retained earnings                                  125,373        125,523
  Treasury stock at cost (3,213,372 shares
    at both dates)                                   (81,502)       (81,502)
                                                   ---------      ---------
     Total stockholders' equity                       75,030         75,057
                                                   ---------      ---------
     TOTAL                                         $ 183,705      $ 159,458
                                                   ---------      ---------

See accompanying notes which are an integral part of these statements.

                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statement of Cash Flows
           For the Quarters Ended March 31, 1995 and April 2, 1994
                              (In thousands)

                                (Unaudited)


                                              March 31, 1995    April 2, 1994
                                            ----------------- -----------------
Cash Flows From Operations:
  Net earnings                                 $     1,768      $   1,600

  Non-cash adjustments to income:
     Depreciation and amortization                   1,439          1,604
     Deferred income taxes                            (432)            10


  Changes in operating assets and liabilities:
     Accounts receivable                           (15,081)         2,877
     Inventory                                      (5,126)        (8,504)
     Other current assets                               76            386
     Current liabilities                             2,191          1,944
     Non-current liabilities                         1,333           (230)
     Deferred income                                (1,051)          (264)
     Non-current assets                                302             42
                                                 ---------      ---------
     Net cash used for operations                  (14,581)          (535)


Cash Flows From Investing:
  Purchase of Femco Machine-net of
    cash acquired                                       --        (10,685)
  Sale of temporary investments - net                   84          5,351
  Capital expenditures                              (3,476)        (1,205)
                                                 ---------      ---------
     Net cash used for investing                    (3,392)        (6,539)


Cash Flows From Financing:
  Dividends paid                                    (1,919)        (2,127)
  Proceeds from revolving line of credit-net        22,301             --
  Treasury stock purchases                               0        (11,768)
                                                 ---------      ---------
     Net cash provided by(used for) financing       20,382        (13,895)

Effect of exchange rate changes on cash                114            (21)
                                                 ---------      ---------
     Net increase (decrease) in cash
     and cash equivalents                            2,523        (20,990)

  Balance at beginning of year                       4,118         27,675
                                                 ---------      ---------
  Balance at end of period                      $    6,641     $    6,685
                                                 ---------      ---------

Supplemental cash flow information:
  Interest paid                                 $      219     $       42
  Income taxes paid                                  1,088            172

See accompanying notes which are an integral part of these statements.



                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
          For the Quarters Ended March 31, 1995 and April 2, 1994

                                 (Unaudited)


Note 1.

          In August 1994, the Board of Directors approved a change in the Company's fiscal year-end to December 31. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarters ended March 31, 1995 and April 2, 1994, the financial position at March 31, 1995 and the changes in the cash flows for the quarters ended March 31, 1995 and April 2, 1994. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended July 2, 1994.

Note 2.

          The components of inventory at March 31, 1995 and December
          31, 1994 are summarized as follows (dollars in thousands):


                                             March 31, 1995  December 31, 1995
                                             ---------------  -----------------
          Components:
            Raw materials                      $  11,100         $ 13,150
            Work-in-process                       21,347           14,659
            Finished goods                        29,461           28,758
                                               ---------         --------

            Total inventories at FIFO costs       61,908           56,567
          Excess of FIFO costs
            over LIFO value                      (19,989)         (19,774)
                                               ---------         --------
            Total inventories                  $  41,919         $ 36,793

          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 55% and 50% of total inventory for March 31, 1995 and December 31, 1994, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

          At March 31, 1995 and December 31, 1994, the FIFO cost of finished goods held for lease was $506 and $940, respectively. The cost of this inventory is amortized to cost of sales as a percentage of lease revenues.


Note 3.

          On September 8, 1992, the Board of Directors authorized the Company to repurchase up to 1.5 million shares of its common stock. In addition, on January 11, 1994 and February 1, 1994, the Board of Directors authorized the repurchase of an additional 500,000 and 1,000,000 shares, respectively. Such repurchases will be in open market or privately negotiated purchases, as the Company may determine from time to time. As of March 31, 1995, a total of 2,646,372 shares were purchased pursuant to these authorizations.

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

          As of March 31, 1995, 44 product related lawsuits were pending. Of these, eight occurred between 1985 and 1990 when the Company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the Company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit.

          Product liability reserves at March 31, 1995 are $7.7 million; $4.3 million reserved specifically for the 44 cases referenced above, and $3.4 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $.7 million, and $.9 million for an insured claim. Based on the Company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.

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

          The assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the ``Peninsula facility'' located in Manitowoc, Wisconsin. The current carrying value of these assets, determined through independent appraisals, is approximately $3 million and is included in intangibles and other. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. Future holding costs also include estimates for various environmental studies on the Peninsula location. During the quarter, there were no material amounts paid and charged against these reserves.

          Additional costs will be expensed as incurred and include items such as moving and relocation, engineering, and severance. The bulk of these additional costs, expected to range between $2.5 - $3.5 million, will be incurred in the second and third quarters of calendar 1995.

Note 6.

          In December, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 ``Accounting for Certain Investments in Debt and Equity Securities''. The effect of adopting this new standard was not material. Marketable securities include $8.0 million of investments in treasury bills which will be held to maturity and $4.0 million of equity securities, which are available for sale. For both types of investments, the difference between fair market value and cost was not material. The treasury bills mature at various dates beginning in September, 1995, through December, 1995.

Note 7.

          Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for 1995.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Quarters Ended March 31, 1995 and
April 2, 1994
- ----------------------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter ended March 31, 1995 and the comparable period ended April 2, 1994 are shown below (in thousands):

                                         March 31, 1995   April 2, 1994
                                         ---------------  -------------

NET SALES:
  Cranes and related products              $ 36,891        $ 34,611
  Foodservice products                       24,889          20,957
  Marine                                      7,321           5,038
                                           --------         -------
     Total                                 $ 69,101        $ 60,606

EARNINGS (LOSS) FROM OPERATIONS:
  Cranes and related products                (1,577)         (1,305)
  Foodservice products                        4,738           4,720
  Marine                                      1,419             366
  General corporate expense                  (1,561)         (1,563)
                                           --------         -------
     Total                                 $  3,019        $  2,218


For the quarter ended March 31, 1995, consolidated sales increased 14% over the comparable period a year ago. Net earnings for the quarter were $1.8 million, or 23 cents per share compared to $1.6 million, or 19 cents per share in the first quarter of 1994. Each of the Company's three business segments contributed to the increase in sales; however, it was the Marine segment's higher operating earnings which helped push the quarter earnings ahead of last year.

Sales for Cranes and Related Products increased 7% for the first quarter compared to the quarter ended April 2, 1994. All of the businesses in this segment, except MEC, the large crane manufacturing company, contributed to the increase. However, most of the increase in these other businesses was offset by the drop in sales at MEC. This was due to the soft world market in 1994 for large cranes. As a result, the operating loss for the quarter in cranes and related products was $1.6 million compared to a loss of $1.3 million last year.

The future of our large crane manufacturing company, and therefore the crane segment, is buoyed by a $73 million backlog, well above the $19 million backlog reported at December 31, 1994.

The backlog has ballooned primarily because of the positive customer acceptance of the Company's just-introduced model 888 crane. A contract from a single customer for thirty of the new units was received in February, 1995. The order is valued at $25-30 million.

Sales for the Foodservice segment increased 19% in the first quarter but operating earnings were held to the same level as in the first quarter of 1994. Contributing to the lower earnings were higher raw material and purchased component prices, a shift in product mix to smaller units, and costs associated with plant consolidation and production line moves made to increase manufacturing efficiency.

The Marine segment sales and operating earnings rose 45% and 288%, respectively, over the comparable period last year. The higher Marine operating earnings were due to an improved work mix, including an increase in higher margined docking work, and lower overhead costs.

During the most recent quarter, the Company had net borrowings of $22.3 million. This brings to $26.3 million the total of short-term borrowings in the last six months. The poor performance of the Crane segment during the last two quarters and the seasonal drain in this quarter in all three business segments made the borrowing necessary.

The Company opted to draw on its credit line rather than sell marketable securities (primarily U.S. government bonds) at what would have been a loss in the current market.


Financial Condition at March 31, 1995
- -----------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $18.6 million are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments on the line of credit, costs associated with the plant consolidation, and the stock repurchases authorized by the Board of Directors.




                    PART II.    OTHER INFORMATION
                    -----------------------------

Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

          (a) Exhibits: See exhibit index following the signatures on this Report, which is incorporated herein by reference.

          (b) Reports on Form 8-K: During the quarter ended March 31, 1995 a report on Form 8-K dated January 31, 1995 was filed to report that the Company engaged the accounting firm of Coopers & Lybrand L.L.P. as independent auditors to audit the Company's financial statements for the fiscal year ended December 31, 1995, replacing the firm of Arthur Andersen LLP, which was dismissed by the Company on January 31, 1995.



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


                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)




                                  /s/  Fred M. Butler
                                ------------------------
                                Fred M. Butler
                                Chief Executive Officer



                                  /s/  Robert R. Friedl
                                ------------------------
                                Robert R. Friedl
                                Chief Financial Officer



                                  /s/  E. Dean Flynn
                                ------------------------
                                E. Dean Flynn
                                Secretary
May 9, 1995



                     THE MANITOWOC COMPANY, INC.

                            EXHIBIT INDEX

                             TO FORM 10-Q

                      FOR QUARTERLY PERIOD ENDED

                            MARCH 31, 1995



Exhibit                                            Filed
 No               Description                    Herewith
- -------           -----------                    --------

 27            Financial Data Schedule               X