Form 10-Q
period 1995-07-31
MANITOWOC CO INC
filed 1995-08-08
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                               FORM 10Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 1995
                                        --------------------

                              OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   -------------       --------------

     Commission File Number             1-11978
                                   -----------------


                     The Manitowoc Company, Inc.
   ---------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Wisconsin                           39-0448110
   ------------------------------------    -----------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification Number)


     700 E. Magnolia Avenue, Suite B, Manitowoc, Wisconsin  54220
   ----------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)


                            (414) 684-4410
    --------------------------------------------------------------
         (Registrant's telephone number, including area code)

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

                      Yes  ( X )     No   (   )


     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of July 31, 1995, the most recent practicable date, was 7,674,468.





                                     PART I.  FINANCIAL INFORMATION
                               ------------------------------------------

Item 1.  Financial Statements
-----------------------------

                                         THE MANITOWOC COMPANY, INC.
                                      Consolidated Statement of Earnings
                      For the Three and Six Months Ended June 30, 1995 and July 2, 1994
                                                 (Unaudited)
                           (In thousands, except per-share and average shares data)


                                   QUARTER ENDED                       YEAR-TO-DATE
                            June 30, 1995   July 2, 1994      June 30, 1995   July 2, 1994
                            -------------   ------------      --------------  ------------
Net Sales                     $  82,287      $  85,946         $  151,388      $  146,552

Costs And Expenses:
  Cost of goods sold             61,083         64,884            114,265         111,085
  Engineering, selling and
   administrative expenses       12,099         12,809             24,999          24,996
                                -------        -------            -------         -------
     Total                       73,182         77,693            139,264         136,081


Earnings From Operations          9,105          8,253             12,124          10,471

Other Income (Expense):
  Interest & dividend income         31            287                 47             763
  Other income (expense)           (519)           (45)              (725)           (164)
                                -------        -------            -------         -------
     Total                         (488)           242               (678)            599
                                -------        -------            -------         -------
Earnings Before Taxes
  On Income                       8,617          8,495             11,446          11,070

Provision For Taxes On Income     3,231          3,228              4,292           4,203
                                -------        -------            -------         -------
Net Earnings                  $   5,386      $   5,267         $    7,154      $    6,867
                                -------        -------            -------         -------


Net Earnings Per Share         $   .70        $   .64            $   .93          $   .83


Dividends Per Share            $   .25        $   .25            $   .50          $   .50


Average Shares Outstanding    7,674,473      8,273,561          7,674,474       8,439,774



See accompanying notes which are an integral part of these statements.



                                       THE MANITOWOC COMPANY, INC.
                                       Consolidated Balance Sheet
                                   June 30, 1995 and December 31, 1994
                                               (Unaudited)
                                    (In thousands, except share data)

                                                -ASSETS-

                                               June 30, 1995      Dec. 31, 1994
                                               -------------      -------------
Current Assets:
  Cash and cash equivalents                    $    6,977        $    4,118
  Marketable securities                             9,880            12,045
  Accounts receivable                              41,849            29,500
  Inventories                                      43,850            36,793
  Prepaid expenses and other                        1,323             2,882
  Future income tax benefits                       11,055            11,200
                                                ---------         ---------
     Total current assets                         114,934            96,538

  Intangibles and other-net                        11,396            11,636

  Property, plant and equipment:
   At cost                                        162,075           151,345
   Less accumulated depreciation                 (100,835)         (100,061)
                                                ---------          --------
   Property, plant and equipment-net               61,240            51,284
                                                ---------          --------
     TOTAL                                      $ 187,570         $ 159,458
                                                ---------          --------

                                 -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
  Accounts payable and accrued expenses         $  51,612         $  43,864
  Short term borrowings                            19,400             3,999
  Income taxes payable                              2,925                 0
  Product warranties                                5,314             5,502
                                                ---------         ---------
     Total current liabilities                     79,251            53,365

Non-Current Liabilities:
  Product warranties                                2,944             2,944
  Deferred income taxes                                 0               692
  Deferred employee expenses                       18,547            18,190
  Deferred income                                   1,015             2,936
  Other                                             7,454             6,274
                                               ----------         ---------
     Total non-current liabilities                 29,960            31,036
                                               ----------         ---------
Stockholders' Equity:
  Common stock (10,887,847 shares
     issued at both dates)                            109               109
  Additional paid-in capital                       31,115            31,115
  Cumulative foreign currency translation
     adjustments                                     (203)             (188)
  Retained earnings                               128,840           125,523
  Treasury stock at cost(3,213,379
     and 3,213,372 shares)                        (81,502)          (81,502)
                                                ---------         ---------
     Total stockholders' equity                    78,359            75,057
                                                ---------         ---------
     TOTAL                                      $ 187,570         $ 159,458
                                                ---------         ---------

See accompanying notes which are an integral part of these statements.


                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statement of Cash Flows
          For the Six Months Ended June 30, 1995 and July 2, 1994
                              (In thousands)

                                (Unaudited)

                                             June 30, 1995         July 2, 1994
                                             -------------        -------------
Cash Flows From Operations:
  Net earnings                                  $   7,154            $  6,867

  Non-cash adjustments to income:
     Depreciation and amortization                  3,090               3,491
     Deferred income taxes                           (510)             (1,191)


  Changes in operating assets & liabilities:
     Accounts receivable                          (12,349)             (5,765)
     Inventory                                     (7,057)              1,681
     Other current assets                           1,559              (2,812)
     Current liabilities                           10,350              14,021
     Non-current liabilities                        1,537                 202
     Deferred income                               (1,921)             (1,738)
     Non-current assets                               227                (605)
                                               ----------          ----------
     Net cash provided by operations                2,080              14,151

Cash Flows From Investing:
  Purchase of Femco Machine-net of
     cash acquired                                     --             (10,685)
  Sale of temporary investments - net               2,165              13,002
  Capital expenditures                            (13,005)             (3,405)
                                               ----------          ----------
     Net cash used for investing                  (10,840)             (1,088)


Cash Flows From Financing:
  Dividends paid                                   (3,837)             (4,178)
  Proceeds from revolving line
     of credit-net                                 15,401                   0
  Treasury stock purchases                              0             (21,612)
                                               ----------          ----------
     Net cash provided by (used for) financing     11,564             (25,790)

Effect of exchange rate changes on cash                55                 146
                                               ----------          ----------
     Net increase (decrease) in cash
     and cash equivalents                           2,859             (12,581)

  Balance at beginning of year                      4,118              27,675
                                               ----------          ----------
  Balance at end of period                       $  6,977            $ 15,094
                                               ----------          ----------

Supplemental cash flow information:
  Interest paid                                  $    694            $    111
  Income taxes paid                                 2,066               1,989

See accompanying notes which are an integral part of these statements.




                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
          For the Six Months Ended June 30, 1995 and July 2, 1994

                             (Unaudited)


Note 1.

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the six months ended June 30, 1995 and July 2, 1994, the financial position at June 30, 1995 and the changes in the cash flows for the six months ended June 30, 1995 and July 2, 1994. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended July 2, 1994.

          In August, 1994, the Board of Directors approved a change in the company's fiscal year-end to December 31. The second quarter and year-to-date information for 1994 has not been recast from the original presentations, as management does not feel that recasting would be cost-justified since comparability would not be enhanced.

Note 2.

          The components of inventory at June 30, 1995 and December
          31, 1994 are summarized as follows (dollars in thousands):


                                             June 30, 1995   Dec. 31, 1994
                                             -------------   -------------
          Components:
            Raw materials                       $  14,406       $ 13,150
            Work-in-process                        20,066         14,659
            Finished goods                         29,615         28,758
                                              -----------    -----------
            Total inventories at FIFO costs        64,087        56,567


          Excess of FIFO costs
            over LIFO value                       (20,237)       (19,774)
                                              -----------    -----------
            Total inventories                   $  43,850       $ 36,793


          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 53% and 50% of total inventory for June 30, 1995 and December 31, 1994, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

          At June 30, 1995 and December 31, 1994, the FIFO cost of finished goods held for lease was $499 and $940, respectively. The cost of this inventory is amortized to cost of sales as a percentage of lease revenues.


Note 3.

          On September 8, 1992, the Board of Directors authorized the Company to repurchase up to 1.5 million shares of its common stock. In addition, on January 11, 1994 and February 1, 1994, the Board of Directors authorized the repurchase of an additional 500,000 and 1,000,000 shares, respectively. Such repurchases will be in open market or privately negotiated purchases, as the Company may determine from time to time. As of June 30, 1995, a total of 2,646,379 shares were purchased pursuant to these authorizations.



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

          As of June 30, 1995, 40 product related lawsuits were pending. Of these, five occurred between 1985 and 1990 when the Company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the Company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit.

          Product liability reserves at June 30, 1995 are $7.4 million; $3.6 million reserved specifically for the 40 cases referenced above, and $3.8 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $.3 million, and $.9 million for an insured claim. Based on the Company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.

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

          Additional costs are expensed as incurred and include items such as moving and relocation, engineering, and severance. During the quarter and six months ended June 30, 1995, $1.8 million and $.2 million, respectively, were expensed in relation to these costs. The remaining costs, approximately $.5 - $1.5 million, will be incurred in the third quarter of calendar 1995. As a result, total costs are expected to range between $2.5 - $3.5 million.



Note 6. In December, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 ``Accounting for Certain Investments in Debt and Equity Securities''. The effect of adopting this new standard was not material. Marketable securities include $6.0 million of investments in treasury bills which will be held to maturity and $3.0 million of equity securities, which are available for sale. For both types of investments, the difference between fair market value and cost was not material. The treasury bills mature at various dates beginning in September, 1995, through December, 1995.

Note 7. Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for 1995.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Six Months Ended June 30, 1995 and
July 2, 1994
---------------------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter and six months ended June 30, 1995 and the comparable periods ended July 2, 1994 are shown below (in thousands):

                                      QUARTER ENDED                    YEAR-TO-DATE
                               June 30, 1995   July 2, 1994    June 30, 1995   July 2, 1994
                               -------------   ------------    -------------   ------------
NET SALES:
  Cranes & related products      $  37,395       $ 42,786       $   74,286      $  77,397
  Foodservice products              30,625         31,368           55,514         52,325
  Marine                            14,267         11,792           21,588         16,830
                                  --------       --------         --------       --------
     Total                       $  82,287       $ 85,946        $ 151,388      $ 146,552

EARNINGS(LOSS) FROM OPERATIONS:
  Cranes & related products           (297)           452           (1,874)          (853)
  Foodservice product                7,349          8,140           12,087         12,860
  Marine                             3,655            949            5,074          1,315
  General corporate expense         (1,602)        (1,288)          (3,163)        (2,851)
                                  --------       --------         --------       --------
     Total                       $   9,105       $  8,253         $ 12,124      $  10,471


For the quarter ended June 30, 1995, net earnings increased to $5.4 million, or 70 cents per share, compared to $5.2 million, or 64 cents per share for the second quarter of 1994, despite a 4% decrease in net sales for the period. The improved operating earnings were due to an exceptionally strong quarter for the Marine segment, where operating earnings nearly quadrupled those of the comparable three months last year.

For the six months ended June 30, 1995, net earnings were $7.2 million, equal to 93 cents per share, on sales totaling $151.4 million, compared with net earnings of $6.9 million, equal to 83 cents per share, on sales of $146.6 million for the first half of 1994.

The second quarter resulted in $297,000 operating loss for the Crane segment. This loss included $1.8 million in costs associated with the large crane unit's plant consolidation that is now largely completed. Greatly improved performance from the smaller crane units helped to offset the costs associated with this move.

Sales for Cranes and Related Products decreased 13% for the second quarter compared to the same period in 1994. This drop in sales for the large crane unit continues to offset increases in sales for the other businesses in this segment. Year-to-date sales have decreased 4% compared to the first six months of last year.

The crane backlog of unfinished orders stands at $96 million. With the move to a consolidated and more-efficient facility, the focus switches to ramping up crane production to full capacity which should be achieved by the fourth quarter.

The longer-term outlook for the crane business is much improved. The market reception of the new model 888 has been very positive. As a result, 1995 production capacity is essentially sold out and a substantial number of orders are booked for 1996 delivery.

Earlier in the quarter, the company announced the formation of the Lattice Crane Group. This new group, which includes Manitowoc Engineering Co., West-Manitowoc, Inc., Femco Machine Company and Manitowoc Re-Manufacturing, will coordinate the marketing efforts of these businesses and improve the frequency and consistency of communication between Manitowoc and its crane-dealer network.

Although each of these businesses will operate independently, the Lattice Crane Group will have single leadership and common objectives. By working together, the Lattice Crane Group will rely on centralized marketing programs that leverage the strengths of each business to better serve the needs of our customers throughout North America and abroad. As a result, the company expects to improve overall market position and strengthen the crane-dealer network around the world.

The Foodservice segment's sales and operating earnings decreased 2% and 10%, respectively, for the second quarter of 1995 as compared to the comparable three months last year. Sales for the second quarter for 1994 were especially strong for the ice-machine business as dealers began to restock lower than average first quarter inventories in response to an improved economic outlook. Margins for the segment have been lowered due to higher raw material prices (particularly copper) and a marketing decision to hold selling prices from 1992 through 1995. Manufacturing efficiencies gained from a newly consolidated manufacturing facility and the implementation of specific cost-reduction programs should bring margins back to 1994 levels by early 1996. Year-to-date sales have increased 6% over the first six months of last year, while operating earnings have fallen by 6%.

Sales and operating earnings for the Marine segment increased 21% and 285%, respectively, over the same quarter last year. Unexpected ship casualty repair work at the company's Sturgeon Bay yard and increased repair work at the Toledo facility contributed to the increases. Year-to-date sales and operating earnings also remain well ahead of last year.

Marine bookings remain brisk and earnings should continue to show improvement from those of last year, but will not match the strong gains in the first and second quarters this year.


Financial Condition at June 30, 1995
------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $16.9 million are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments on the line of credit, costs associated with the plant consolidation, and the stock repurchases authorized by the Board of Directors.

During the quarter, the company reduced short-term borrowings from $26.3 million to $19.4 million.

Capital expenditures during the first half of the current year totaled $13 million, compared with capital investments of $3.4 million during the first six months of last year. The increase is due to the large-crane plant consolidation and expansion of the foodservice facility. Capital expenditures for calendar 1995 are expected to reach $18 - $20 million.

Increases in accounts receivable and inventories from year-end levels are due primarily to normal seasonal factors in all of the company's three business segments.



                    PART II.    OTHER INFORMATION
                  ---------------------------------


Item 6.        Exhibits and Reports on Form 8-K
               -----------------------------------

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


                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)




                                /s/   Fred M. Butler
                                ------------------------
                                Fred M. Butler
                                Chief Executive Officer



                                /s/   Robert K. Silva
                                ------------------------
                                Robert K. Silva
                                Chief Operating Officer



                                /s/   Robert R. Friedl
                                ------------------------
                                Robert R. Friedl
                                Chief Financial Officer



                                /s/   E. Dean Flynn
                                ------------------------
                                E. Dean Flynn
                                Secretary


August 8, 1995






                     THE MANITOWOC COMPANY, INC.

                            EXHIBIT INDEX

                             TO FORM 10-Q

                      FOR QUARTERLY PERIOD ENDED

                            June 30, 1995



Exhibit                                                   Filed
 No               Description                           Herewith
-------           -----------                           --------

 3.2           Restated By-Laws (as amended through
               May 22, 1995) including amendment to
               Article II changing the date of
               the annual meeting                             X

10.1           The Manitowoc Company, Inc. Management
               Incentive Compensation Plan, as
               amended May 22, 1995                           X

10.2           The Manitowoc Company, Inc. 1995
               Stock Plan (subject to shareholder
               approval at the 1996 annual meeting)           X


 27            Financial Data Schedule                        X