Form 10-Q
period 1995-10-31
MANITOWOC CO INC
filed 1995-11-06
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          September 30, 1995
                                         -------------------------

                              OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   -------------       --------------

     Commission File Number        1-11978
                                  ---------

                     The Manitowoc Company, Inc.
     ------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Wisconsin                           39-0448110
     --------------------------------       ---------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification Number)


     700 E. Magnolia Avenue, Suite B, Manitowoc, Wisconsin  54220
 --------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)


                            (414) 684-4410
     ------------------------------------------------------------
         (Registrant's telephone number, including area code)

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

                      Yes  ( X )     No   (   )


     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of September 30, 1995, the most recent practicable date, was 7,674,468.





                    PART I.  FINANCIAL INFORMATION
          -------------------------------------------------


Item 1.  Financial Statements
-------------------------------

                                         THE MANITOWOC COMPANY, INC.
                                      Consolidated Statement of Earnings
                            For the Third Quarter of Calendar Years 1995 and 1994
                                                 (Unaudited)
                           (In thousands, except per-share and average shares data)


                                  QUARTER ENDED             YEAR-TO-DATE
                               Sept. 30,    Sept. 30,    Sept. 30,   Sept. 30,
                                 1995         1994         1995        1994
                             -----------   ----------   ----------  ---------

Net Sales                      $ 80,088    $ 66,039      $231,476    $212,591

Costs And Expenses:
  Cost of goods sold             62,077      47,719       176,343     158,804
  Engineering, selling and
   administrative expenses       12,635      12,231        37,633      37,227
                               --------     -------      --------    --------
     Total                       74,712      59,950       213,976     196,031


Earnings From Operations          5,376       6,089        17,500      16,560

Other Income (Expense):
  Interest & dividend income        (43)        206             4         969
  Other income (expense)            362         (66)         (363)       (230)
                               --------    --------      --------    --------
     Total                          319         140          (359)        739
                               --------    --------      --------    --------
Earnings Before Taxes
  On Income                       5,695       6,229        17,141      17,299

Provision For Taxes On Income     2,105       2,429         6,397       6,632
                               --------    --------      --------    --------
Net Earnings                   $  3,590    $  3,800      $ 10,744    $ 10,667
                               --------    --------      --------    --------


Net Earnings Per Share          $  .47      $   .49       $  1.40     $  1.32


Dividends Per Share             $  .25      $   .25       $   .75     $   .75


Average Shares Outstanding     7,674,468    7,816,570    7,674,472   8,238,000

See accompanying notes which are an integral part of these statements.

                                       THE MANITOWOC COMPANY, INC.
                                       Consolidated Balance Sheet
                                September 30, 1995 and December 31, 1994
                                               (Unaudited)
                                    (In thousands, except share data)

                                                -ASSETS-

                                           Sept. 30, 1995   Dec. 31, 1994
                                           --------------   --------------
Current Assets:
  Cash and cash equivalents                  $     10,943    $    4,118
  Marketable securities                             3,179        12,045
  Accounts receivable                              42,212        29,500
  Inventories                                      38,778        36,793
  Prepaid expenses and other                        1,417         2,882
  Future income tax benefits                       10,913        11,200
                                               ----------    ----------
Total current assets                              107,442        96,538

  Intangibles and other-net                        13,267        11,636

  Property, plant and equipment:
   At cost                                        161,582       151,345
   Less accumulated depreciation                 (100,272)     (100,061)
                                               ----------    ----------
   Property, plant and equipment-net               61,310        51,284
                                               ----------    ----------
     TOTAL                                      $ 182,019    $  159,458
                                               ----------    ----------

                                 -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
  Accounts payable and accrued expenses        $   50,564   $    43,864
  Short term borrowings                            13,700         3,999
  Income taxes payable                              2,676             0
  Product warranties                                5,388         5,502
                                               ----------    ----------
     Total current liabilities                     72,328        53,365

Non-Current Liabilities:
  Product warranties                                2,944         2,944
  Deferred income taxes                                 0           692
  Deferred employee expenses                       18,725        18,190
  Deferred income                                     737         2,936
  Other                                             7,359         6,274
                                               ----------    ----------
     Total non-current liabilities                 29,765        31,036
                                               ----------    ----------
Stockholders' Equity:
  Common stock (10,887,847 shares
   issued at both dates)                              109           109
  Additional paid-in capital                       31,115        31,115
  Cumulative foreign currency translation
   adjustments                                       (308)         (188)
  Retained earnings                               130,512       125,523
  Treasury stock at cost
   (3,213,379  and 3,213,372 shares)              (81,502)      (81,502)
                                               ----------    ----------
     Total stockholders' equity                    79,926        75,057
                                               ----------    ----------
     TOTAL                                     $  182,019    $  159,458
                                               ----------    ----------

See accompanying notes which are an integral part of these statements.

                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statement of Cash Flows
           For the Nine Months Ended September 30, 1995 and 1994
                               (In thousands)

                                (Unaudited)

                                               Sept. 30, 1995  Sept. 30, 1994
                                               ---------------   ------------
Cash Flows From Operations:
  Net earnings                                  $    10,744    $    10,667

     Non-cash adjustments to income:
     Depreciation and amortization                    4,729          5,274
     Deferred income taxes                           (1,857)        (1,157)

  Changes in operating assets and liabilities:
     Accounts receivable                            (12,712)         2,280
     Inventory                                       (1,985)           940
     Other current assets                             1,465         (2,719)
     Current liabilities                              9,049          5,643
     Non-current liabilities                          1,620           (115)
     Deferred income                                 (2,199)        (2,312)
     Non-current asset                                 (234)          (312)
     Gain on sale of fixed assets                      (987)             0
                                                  ---------      ---------
     Net cash provided by operations                  7,633         18,189

Cash Flows From Investing:
  Purchase of Femco Machine -
   net of cash acquired                                   0        (10,685)
  Sale of temporary investments - net                 8,866          8,305
  Proceeds from sale of fixed assets                  3,702          1,550
  Capital expenditures                              (17,375)        (7,527)
                                                  ---------      ---------
     Net cash used for investing                     (4,807)        (8,357)


Cash Flows From Financing:
  Dividends paid                                     (5,756)        (6,098)
  Proceeds from revolving line of credit-net          9,701          6,000
  Treasury stock purchases                                0        (31,726)
                                                  ---------      ---------
     Net cash provided by (used for) financing        3,945        (31,824)

Effect of exchange rate changes on cash                  54            252
                                                  ---------      ---------
     Net increase (decrease) in cash
     and cash equivalents                             6,825        (21,740)

  Balance at beginning of year                        4,118         27,675
                                                  ---------      ---------
  Balance at end of period                       $   10,943    $     5,935
                                                  ---------      ---------
Supplemental cash flow information:
  Interest paid                                  $      992    $      181
  Income taxes paid                                   4,823         6,779

See accompanying notes which are an integral part of these statements.

                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
           For the Nine Months Ended September 30, 1995 and 1994

                              (Unaudited)


Note 1.

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the nine months ended September 30, 1995 and September 30, 1994, the financial position at September 30, 1995 and the changes in the cash flows for the nine months ended September 30, 1995 and September 30, 1994. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended July 2, 1994.

          In August, 1994, the Board of Directors approved a change in the company's fiscal year-end to December 31. The year-to-date information for 1994 has not been recast from the original presentations, as management does not feel that recasting would be cost-justified since comparability would not be enhanced.

Note 2.

          The components of inventory at September 30, 1995 and December 31, 1994 are summarized as follows (dollars in thousands):


                                            Sept. 30, 1995   Dec. 31, 1994
                                            -------------    -------------
          Components:
            Raw materials                    $    15,881      $    13,150
            Work-in-process                       16,493           14,659
            Finished goods                        26,811           28,758
                                               ---------        ---------
            Total inventories at FIFO costs       59,185           56,567

          Excess of FIFO costs
            over LIFO value                      (20,407)         (19,774)
                                              ----------        ---------
            Total inventories                 $   38,778       $   36,793

          Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method for 55% and 50% of total inventory for September 30, 1995 and December 31, 1994, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

          At September 30, 1995 and December 31, 1994, the FIFO cost of finished goods held for lease was $499 and $940, respectively. The cost of this inventory is amortized to cost of sales as a percentage of lease revenues.


Note 3.

          On September 8, 1992, the Board of Directors authorized the Company to repurchase up to 1.5 million shares of its common stock. In addition, on January 11, 1994 and February 1, 1994, the Board of Directors authorized the repurchase of an additional 500,000 and 1,000,000 shares, respectively. Such repurchases will be in open market or privately negotiated purchases, as the Company may determine from time to time. As of September 30, 1995, a total of 2,646,379 shares were purchased pursuant to these authorizations.



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

          Recent estimates indicate that the total cost to clean up the Site could be as high as $30 million, however, the ultimate remediation methods and appropriate allocation of costs for the Site are not yet final.

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

          As of September 30, 1995, 39 product related lawsuits were pending. Of these, three occurred between 1985 and 1990 when the Company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, during which time the Company had insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit on the insurer's contribution.

          Product liability reserves at September 30, 1995 are $7.0 million; $3.7 million reserved specifically for the 39 cases referenced above, and $3.3 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $.7 million, and $.9 million for an insured claim. Based on the Company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.


Note 5.

          During the quarter ended December 31, 1994, the Company's decision to accelerate the consolidation of large-crane manufacturing to a single site resulted in a $14 million charge to earnings in the cranes and related products segment in such quarter. The charge included a $9.4 million write-down of the facility being abandoned and estimated holding costs of $4.6 million while the plant is being marketed.

          The assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin. The current carrying value of these assets, determined through independent appraisals, is approximately $3 million and is included in intangibles and other. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. Future holding costs also include estimates for various environmental studies on the Peninsula location. During the quarter and nine months ended September 30, 1995, $.1 million was paid and charged against these reserves.

          Additional costs were expensed as incurred and include items such as moving and relocation, engineering, and severance. During the quarter ended September 30, 1995, $.8 million was expensed in relation to these costs, resulting in total costs of $2.8 million for the nine month period. No additional costs are expected to be incurred related to these items.


 Note 6. In December, 1994, the Company adopted Statement of Financial "Accounting Standard No. 115 Accounting for Certain Investments in Debt and Equity Securities''. The effect of adopting this new standard was not material. Marketable securities include $3.0 million of equity securities, which are available for sale. For these investments, the difference between fair market value and cost was not material.


Note 7. The Company signed an agreement on October 25, 1996 to acquire 100 percent ownership of The Shannon Group, Inc., a privately held manufacturer of commercial refrigerators, freezers, and related products with 1995 sales expected to be between $125-140 million.

          A definitive agreement was signed following negotiations that were resumed after the Company's letter of intent to purchase the firm had terminated without agreement on October 10. The transaction is subject to certain conditions, but has been approved by the Company's Board of Directors.

          The roughly $126-million purchase will be financed through pre-arranged, favorable-rate bank debt. The agreement calls for an earnout payment, after closing, of up to $7 million, based on Shannon's 1995 earnings. The closing is expected to be completed by early to mid-December of this year.

          Shannon is headquartered in Brentwood, Tennessee, near
          Nashville. It has nine manufacturing facilities, located in Tennessee, Wisconsin, and Iowa, and about 1,200 employees.

          With its respected and recognized Kolpak, Polar-Pak, McCall, and Tonka brands, Shannon offers a broad line of commercial refrigeration products ranging from small undercounter units to 300,000 sq. ft. self-contained refrigerated warehouses. Its customers include many of the major quick-service and family restaurant chains and grocery chains in the nation.

Note 8. Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Nine Months Ended September 30, 1995 and September 30, 1994
----------------------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter and nine months ended September 30, 1995 and 1994 are shown below (in thousands):


                                  QUARTER ENDED               YEAR-TO-DATE
                               Sept. 30,   Sept. 30,      Sept. 30,   Sept. 30,
                                 1995        1994            1995       1994
                              ----------   --------        --------   --------
NET SALES:

 Cranes & related products     $  45,787  $  35,986    $   120,073  $  113,383
 Foodservice products             29,781     26,907         85,295      79,232
 Marine                            4,520      3,146         26,108      19,976
                                --------   --------       --------    --------
 Total                         $  80,088  $  66,039    $   231,476  $  212,591


EARNINGS(LOSS) FROM OPERATIONS:

 Cranes and related products         829      1,923         (1,045)      1,070
 Foodservice product               6,771      6,356         18,858      19,216
 Marine                             (347)      (544)         4,727         771
 General corporate expense        (1,877)    (1,646)        (5,040)     (4,497)
                                --------   --------       --------    --------
 Total                          $  5,376   $  6,089      $  17,500    $ 16,560

For the quarter ended September 30, 1995, net earnings totaled $3.6 million, equal to 47 cents per share, on sales of $80 million. This compares with net earnings of $3.8 million, or 49 cents per share, on sales of $66 million in the corresponding period of 1994.

For the nine months ended September 30, 1995 net earnings were $10.7 million, and $1.40 per share, compared with $10.7 million and $1.32 per share in 1994. Net sales for the same period totaled $231 million in the first nine months of this year, compared with $213 million in the year before.

Sales for the quarter were up in all three business segments, and the large-crane unit posted an operating profit for the first time since last year despite an $800,000 charge for moving costs associated with its recent facility consolidation and higher costs due to production disruptions during the move. A less profitable sales mix also affected large-crane operating earnings for the quarter. The other crane companies that make up the balance of the crane segment continue to show improved results. These companies include Manitex, West-Manitowoc, Orley Meyer, the Aftermarket group, and the company-owned sales outlets. Sales for cranes and related products have increased 27% for the third quarter while year-to-date sales are up 6%.

At $90 million, the crane backlog remains near its all-time high, and shipments are now beginning to be made from that backlog of orders. Crane segment sales and earnings for the fourth quarter are expected to be the strongest since the second quarter of calendar 1993 when sales were $64.3 million and operating earnings were $5.5 million.

The Foodservice segment posted increases in both sales and operating earnings, 10% and 7%, respectively, for the third quarter ended September 30, 1995, as a result of strong sales of ice machines and growth in reach-in refrigerator/freezers for the commercial market. Year-to-date earnings are still slightly behind 1994 earnings despite an 8% increase in sales due to the lower margins caused by increased raw material costs and a self-imposed price freeze from 1992 through 1995. Margins are expected to return to 1994 levels by early 1996 as specific cost reduction programs are implemented.

The Marine segment revenues increased 44% from the year-earlier quarter due to increased ship-repair services as fleet utilization on the Great Lakes remains high. Because of the seasonal nature of shipping on the Lakes, this business normally loses money in the last half of each calendar year. While this pattern held true in the quarter just ended, the operating loss was less than in the same period last year. Year-to-date sales and operating earnings remain well ahead of last year.



Financial Condition at September 30, 1995
-------------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $14 million are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments on the line of credit, costs associated with the plant consolidation, and the stock repurchases authorized by the Board of Directors.

During the quarter, the company reduced short-term borrowings from $19.4 million to $13.7 million.

Capital expenditures, without reduction for dispositions, for the nine months were $17.4 million and are expected to total between $18-20 million for the year. This investment is well above normal for the company and due primarily to the expansion of the ice-machine manufacturing facility and the capitalized costs in consolidating the manufacture of large cranes into a single, modern facility.

Fixed asset dispositions included the sale of an industrial park in Northampton, England, in the third quarter. This sale increased other income by $600,000.



                    PART II.    OTHER INFORMATION
             -------------------------------------------


Item 6.        Exhibits and Reports on Form 8-K
          --------------------------------------

          (a) Exhibits: See exhibit index following the signatures on this Report, which is incorporated herein by reference.

          (b)  Reports on Form 8-K:   During the quarter ended
               September 30, 1995, a report on Form 8-K dated September 1, 1995 was filed stating that the Company had entered into a letter of intent to acquire 100% ownership of The Shannon Group, Inc., a privately held manufacturer of commercial, refrigerators, freezers, and related products.

               After the third quarter end, a second report on Form 8-K dated October 11, 1995 was filed indicating that as a result of an inability of the parties to agree on certain terms of a definitive purchase agreement, the letter of intent for the purchase by the Company of The Shannon Group, Inc. was terminated by its terms.

               In addition, a third report on Form 8-K dated October 25, 1995 was filed stating that on October 24, 1995 the Company entered into a definitive agreement to acquire 100 percent ownership of The Shannon Group, Inc.



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)




                                /s/  Fred M. Butler
                                -------------------------
                                Fred M. Butler
                                Chief Executive Officer



                                /s/  Robert K. Silva
                                -------------------------
                                Robert K. Silva
                                Chief Operating Officer



                                /s/  Robert R. Friedl
                                -------------------------
                                Robert R. Friedl
                                Chief Financial Officer



                                /s/  E. Dean Flynn
                                -------------------------
                                E. Dean Flynn
                                Secretary



November 3, 1995


                      THE MANITOWOC COMPANY, INC.

                            EXHIBIT INDEX

                             TO FORM 10-Q

                      FOR QUARTERLY PERIOD ENDED

                          September 30, 1995


 Exhibit                                            Filed
  No                Description                    Herewith
----------      ----------------               --------------

   27           Financial Data Schedule               X