Form 10-K
period 1995-12-31
MANITOWOC CO INC
filed 1996-04-01
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549



                                 FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1995

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from     ________  to   ________



Commission File Number 1-11978


                     THE MANITOWOC COMPANY, INC.
     -----------------------------------------------------------
        (Exact name of registrant as specified in its charter)


             Wisconsin                    39-0448110
 -------------------------------------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)    Identification Number)


        500 South 16th Street, Manitowoc, Wisconsin     54220
 -------------------------------------------------------------------
      (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code:  (414) 684-4410




Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value     New York Stock Exchange
  (Title of Each Class)(Name of Each Exchange on Which Registered) Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock Purchase Rights


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  [ X ]          No  [   ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )


     The Aggregate Market Value on February 29, 1996, of the registrant's Common Stock held by non-affiliates of the registrant was $237,935,168, based on the $31.81 per share average of high and low sale prices on that date.

     The number of shares outstanding of the registrant's Common Stock as of February 29, 1996, the most recent practicable date, was 7,674,468.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Annual Report to Shareholders for the period ended December 31, 1995 (the 1995 "Annual Report"), are incorporated by reference into Parts I and II of this report.
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders dated April 2, 1996 (the "1996 Proxy Statement"), are incorporated by reference in Part III of this report.

     See Index to Exhibits.


                                PART I
                                ------
Item 1.   Business
- --------------------

GENERAL
- -------
     The Manitowoc Company, Inc. (the "Company" or "Manitowoc"), a Wisconsin corporation, is a diversified, capital goods manufacturer headquartered in Manitowoc, Wisconsin. Founded in 1902, the Company is principally engaged in: a) the design and manufacture of commercial ice machines and refrigeration products for the foodservice, lodging, convenience store and healthcare markets; (b) the design and manufacture of cranes and related products which are used by the energy, construction, mining and other industries; and (c) marine vessel repair. The Company currently operates a large-crane manufacturing facility and an ice machine and reach-in refrigerator/freezer manufacturing facility in Manitowoc, Wisconsin; nine refrigeration products facilities located in Tennessee, Iowa and Wisconsin; ship repair yards in Sturgeon Bay, Wisconsin and Toledo and Cleveland, Ohio; an overhead-crane factory in Big Bend, Wisconsin; a crane re-manufacturing facility in Bauxite, Arkansas; a crane replacement parts manufacturing facility in Punxsutawney, Pennsylvania and Pompano Beach, Florida; and a boom truck and pedestal crane operation in Georgetown, Texas.

     For information relating to the Company's lines of business and industry segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition", "Ten-Year Financial Summary and Business Segment Information", "Summary of Significant Accounting Policies -- Research and Development" and Note 13 to Consolidated Financial Statements on pages 18-21, 22-23, 28 and 32, respectively, of the 1995 Annual Report, which are incorporated herein by reference.

     On August 9, 1994, the Board of Directors changed the Company's fiscal year from the Saturday nearest to June 30 of each calendar year to December 31 of each calendar year. Such change in fiscal years resulted in a transition period from July 3, 1994 through December 31, 1994. For further information concerning the transition period see "Summary of Significant Accounting Policies--Fiscal Year" on page 28 of the 1995 Annual Report, which is incorporated herein by reference.


PRODUCTS AND SERVICES
- ---------------------

Foodservice
- -----------

     The Foodservice Products business segment designs, manufactures, and markets commercial ice cube machines, ice storage bins, ice cube dispensers, and related accessories including water filtration systems, as well as reach-in and walk-in refrigerators and freezers. Serving the needs of foodservice, lodging, convenience store, and healthcare operations worldwide, the Company has captured a leading percentage of the commercial ice cube machine, reach-in and walk-in refrigerator market.

     Several models of automatic ice cube making and dispensing machines are designed, manufactured and marketed by Manitowoc Equipment Works. Offering daily production capacities from 160 to 1,890 pounds, Manitowoc ice machines are complemented by storage bins with capacities from 220 to 760 pounds; countertop ice and beverage dispensers with capacities to 160 pounds; floor-standing ice dispensers with capacities to 180 pounds; and optional accessories such as water filters and ice baggers. The reach-in refrigerators and freezers are available in one, two or three-door models that provide gross storage capacities of 23.1, 47.8 and 73.7 cubic feet, respectively.

     Effective December 1, 1995, the Company completed the purchase of The Shannon Group, Inc. ("Shannon"). Shannon is a manufacturer of commercial refrigerators, freezers and related products, ranging from small under-counter units to 300,000 square foot refrigerated warehouses. Among its wide range of products, Shannon is best known for its foamed-in-place walk-in refrigeration units, wood rail walk-in units, refrigerated food-prep tables, reach-in refrigerator/freezers and modular refrigeration systems. Shannon is the primary or sole supplier of walk-in refrigerator/freezers to many of the leading restaurant and grocery chains in the United States. See Note 8 to Consolidated Financial Statements on page 31 of the 1995 Annual Report, which is incorporated herein by reference.

     The acquisition of The Shannon Group, Inc. has made foodservice equipment the Company's largest business segment. Prior to the acquisition, foodservice represented 35% of the Company's total sales. On a calendar 1995 pro forma basis, Shannon and Manitowoc Equipment Works account for 54% of the Company's sales and 84% of the segment operating earnings.

     In fiscal 1993, the foodservice products group introduced a new line of ice machines that use an environmentally enlightened refrigerant. The "B-Series" includes ten models which are complemented by seven ice storage bins. For added customer convenience, the "B" models also feature standard self-cleaning and optional automatic-cleaning systems that improve reliability while simplifying maintenance.

     The Company also introduced in 1993 the industry's first reach-in cooler that uses an environmentally enlightened refrigerant. In addition, our foodservice group received a U.S. patent covering the drop-in refrigeration units for its reach-in cabinets.

     During 1995, Manitowoc Equipment Works was certified as meeting ISO-9001 quality standards - the highest international rating for quality management systems.

     The Company completed arrangements with a joint-venture partner, Hangzhou Household Electric Appliance Industrial Corporation, to produce ice machines in China during calendar 1995. The joint-venture factory has begun production of the Company's new model I-25 ice machine. The I-25 produces 30 pounds of ice per day. It was developed to meet the needs of customers in overseas markets that do not require the 160 to 1,890 pound daily outputs of the standard ice making models.

     The Foodservice Products business segment sales are made from the Company's inventory and sold worldwide through independent wholesale distributors, chain accounts, and government agencies. The distribution network now extends to 80 distributors in 70 countries within Western Europe, the Far East, the Middle East, the Near East, Latin America, North America, the Carribbean, and Africa. A new distribution facility in Rotterdam, Holland, has enabled the Company to increase sales of ice and refrigerated foodservice equipment by more than 50% in Europe in 1995.

     Since sales are made from the Company's inventory, orders are generally filled within 24 to 48 hours. The backlog for unfilled orders for Foodservice Products at December 31, 1995 and 1994 were not significant.


Cranes and Related Products
- ---------------------------

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

     In July 1995, the Company's large-crane operation completed a plant consolidation to a single site within Manitowoc, Wisconsin in order to streamline the manufacturing process. The consolidation has reduced production costs, shortened the cycle from order to shipment, and has made it easier to respond to shifts in market demand.

     During 1995, Manitowoc Engineering introduced the Model-888.
The 888 is a lattice boom crawler crane with a lifting capacity of 230 U.S. tons. Because of its innovative design, the 888 will self-assemble and be ready to work on a jobsite in as little as one hour. Other cranes of similar size and configuration take many more hours to assemble before they can be put to work.

     The Company also performs machining, fabricating and assembly subcontract work utilizing crane manufacturing facilities. The
Company also has a remanufacturing facility in Bauxite, Arkansas which buys older cranes for remanufacture and rebuilds and sells the finished units through the distribution channels mentioned below.
Customer owned cranes are also remanufactured at this facility.

     In fiscal 1994, the Company launched a completely new business unit - West-Manitowoc. Its prime target is the smaller, independent contractors and rental-fleet customers who need smaller, less complicated, easily transportable, and more versatile cranes that meet the needs of a broad range of users.

     To serve this growing market, West-Manitowoc has developed a new line of value-priced cranes with those characteristics. The first of these, the 90-ton lifting capacity West-100 cranes, has successfully captured a large portion of the rental market for self-erecting cranes.

     As West-Manitowoc introduces additional models in the 50 to 130-ton range, Manitowoc Engineering will phase out production of small M-Series models and concentrate solely on high-end cranes for customers with specialized needs.

     In February 1994, the Company acquired the assets of Femco
Machine Co. Femco Machine Co. is a manufacturer of parts for cranes, draglines, and other heavy equipment. Femco is located in Punxsutawney, Pennsylvania and Pompano Beach, Florida.

     Femco and Manitowoc Re-Manufacturing together form the Aftermarket Group. These companies rebuild and remanufacture used cranes, both Manitowoc and non-Manitowoc units, for owners who want to add value to their existing cranes. Femco's existing South Florida operation is ideally positioned to serve the large Latin American market where used cranes are the order of the day.

     In February, 1996, the Company announced the sale of Orley Meyer, the Wisconsin-based unit which produced overhead cranes of up to 50-ton capacity. Although Orley Meyer was a profitable and well-run operation, its product line was outside the Company's core business interests.

     The Company's cranes and related products are sold throughout North America and foreign countries by independent distributors, and by Company- owned sales subsidiaries located in Mokena, Illinois; Benicia, California; and Northampton, England. During calendar 1995, the Company sold sales subsidiaries in Long Island City, New York; LaMirada, California; Seattle, Washington; and Chur, Switzerland. In fiscal 1993, the Company sold two previously owned sales subsidiaries located in Davie, Florida and Charlotte, North Carolina.

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

     See Note 13 to Consolidated Financial Statements on page 32 of the 1995 Annual Report with respect to export sales, which is incorporated herein by reference. Such sales are usually made to the Company's foreign subsidiaries or independent distributors, in addition to sales made to domestic customers for foreign delivery. Foreign sales are made on Letter of Credit or similar terms.

     The year-end backlog of crane products includes orders which have been placed on a production schedule, and those orders which the Company has accepted and which are expected to be shipped and billed during the next fiscal year. The backlog of unfilled orders for cranes and related products at December 31, 1995 approximates $85.8 million, as compared with $18.7 million a year earlier. The increase is primarily due to the positive customer acceptance of the Company's new Model-888 crane.

Marine
- ------

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

     The Marine Group (made up of Bay Shipbuilding Co., Toledo Shiprepair Co., and Cleveland Shiprepair Co.) dry-docks and services commercial vessels of all sizes, including 1,000-foot super carriers, the largest vessels sailing the Great Lakes. The Marine Group's capabilities include planned and emergency maintenance, vessel inspections, five-year surveys, conversions, repowering, and retrofitting plus repair service for hulls, turbines, boilers, propulsion systems and cargo systems. To reduce seasonality, the Marine Group has begun to perform non-marine industrial repair during the summer months.

     The year-end backlog for the marine segment includes repair and maintenance work presently scheduled at the shipyard which will be completed in the next fiscal year. At December 31, 1995 the backlog approximates $21.2 million, compared to $7.1 million one year ago.


Raw Materials and Supplies
- --------------------------

     The primary raw material used by the Company is structural and rolled steel, which is purchased from various domestic sources. The Company also purchases engines and electrical equipment and other semi- and fully-processed materials. It is the policy of the Company to maintain, wherever possible, alternate sources of supply for its important materials and parts. The Company maintains inventories of steel and other purchased material.

Patents, Trademarks, Licenses
- -----------------------------

     The Company owns a number of United States and foreign patents pertaining to the crane and foodservice products, and has presently pending applications for patents in the United States and foreign countries. In addition, the Company has various registered and unregistered trademarks and licenses which are of material importance to the Company's business.

Seasonality
- -----------

     Typically, the second calendar quarter represents the Company's best quarter in all of the business segments. Since the summer brings along warmer weather, there is an increase in the use of ice machines. As a result, distributors are building inventories for the increased demand. In the cranes and related products segment, summer also represents the main construction season. Customers require new machines, parts, and service prior to such season. With respect to the Marine segment, the Great Lakes shipping industry's sailing season is normally May through November. Thus, barring any emergency groundings, the majority of repair and maintenance work is performed during the winter months. Accordingly, the work is typically completed during the second calendar quarter of the year.


Competition
- -----------

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

     The list of competitors for the refrigeration products line include Beverage Air, Spartanburg, South Carolina; The Delfield Company, Mt. Pleasant, Michigan; Traulsen & Company, Inc., College Point, New York; True Food Service Company, O'Fallon, Missouri; Hobart, Inc., Troy, Ohio; Elliot-Williams Co., Inc., Indianapolis, Indiana; Hussman Corporation, Bridgeton, Missouri; ThermoKool, Laurel, Mississippi; Masterbilt, New Albany, Mississippi; W. A. Brown, Salisbury, Nebraska; and American Panel, Ocala, Florida. The Company is the leading producer of small undercounter refrigeration units and large refrigerated warehouses as well as the primary or sole supplier of walk-in refrigerator/freezers to many of the leading restaurant and grocery chains in the United States.

     With respect to crawler cranes, there are numerous domestic and foreign manufacturers of cranes with whom the Company competes, including American Crane Corporation, Wilmington, North Carolina; Link Belt Construction Equipment Co., a subsidiary of Sumitomo Corporation, Tokyo, Japan; Kobelco, Kobe Steel, Ltd., Tokyo, Japan; Mannesmann Demag Baumaschinen, Zweibrucken, West Germany; Liebherr-Werk Ehingen GMBH, Ehingen, West Germany; and Hitachi Construction Machinery Co., Ltd., Tokyo, Japan. Within the market the Company serves, lattice boom crawler cranes with lifting capacities greater than 125 tons, Manitowoc is a world leader of this equipment.

     The competitors within the boom truck crane market include
Simon-R.O. Corp., Olathe, Kansas; National Crane, Waverly, Nebraska; and JLG, McConnellsburg, Pennsylvania. The Company believes that its current output of boom truck cranes ranks third among its competitors.

     In the ship repair operation, the Company is one of three operational shipyards on the Great Lakes capable of drydocking and servicing 1000 foot Great Lakes bulk carriers; the others are Erie Marine Enterprises, Erie, Pennsylvania, and Port Weller Dry Docks, St. Catherines, Ontario, Canada. There are two other shipyards on the Great Lakes, Fraser Shipyards, Inc., Superior, Wisconsin, and H. Hansen Industries, Toledo, Ohio, with whom the Company competes for drydocking and servicing smaller Great Lakes vessels. The Company also competes with many smaller firms which perform top side repair work during the winter lay-up period. In addition, there are shipyards on the East, West and Gulf Coasts capable of converting and reconstructing vessels of sizes that can enter the Great Lakes through the St. Lawrence Seaway and the Wellen Canal. There are also shipyards on the inland rivers capable of servicing smaller, specialized vessels which the Company is capable of servicing.


Employee Relations
- ------------------

     The Company employs approximately 3,200 persons, of whom about 510 are salaried. The number of employees increased during calendar 1995 as a result of the Shannon acquisition. The Shannon Group, Inc. currently employs 1,300 persons, with approximately 200 salaried.

     The Company has labor agreements with 20 union locals. There have been no work stoppages during the three years ended December 31, 1995.



Item 2.   PROPERTIES
- --------------------

Owned
- -----

     The Company owns foodservice manufacturing facilities located in Manitowoc, Wisconsin; River Falls, Wisconsin; Mason City, Iowa;
Parsons, Tennessee; and Scotts Hill, Tennessee.

     Manitowoc Equipment Works' production of ice machines and reach-ins are housed in a recently expanded 368,000 square foot facility in Manitowoc, Wisconsin. The 128,000 square foot addition was completed during 1995 and permitted both ice machines and reach-ins to be manufactured in the same facility.

     The acquisition of The Shannon Group, Inc. included four manufacturing facilities located in Parsons, Tennessee; River Falls, Wisconsin; Mason City, Iowa and Scotts Hill, Tennessee. The Parsons and River Falls facilities have approximately 212,000 and 133,000 square feet of manufacturing and office space, respectively. The Mason City and Scotts Hill plants each have about 40,000 square feet of manufacturing space.

     Cranes and related products are manufactured at plant locations in Manitowoc, Wisconsin; Georgetown, Texas; Bauxite, Arkansas; and Punxsutawney, Pennsylvania. During 1995, the crane operations in Manitowoc completed a move from the original plant located in the central city to the existing South Works facility. South Works' construction was completed in 1978 and is comprised of approximately 265,000 square feet of manufacturing and office space located on 76 acres. The original plant, which includes approximately 600,000 square feet of manufacturing and office space, is currently being held for sale.

     Femco Machine Co. consists of three manufacturing and office facilities in Punxsutawney. These facilities have approximately 71,000 square feet and are located on approximately 34 acres. A similar facility in nearby Hawthorn, Pennsylvania was sold in November, 1995.

     In 1993, the boomtruck crane operations were moved to Georgetown, Texas. The Company purchased an existing manufacturing and office facility totaling approximately 175,000 square feet. Previously, this operation consisted of manufacturing and office facilities located in McAllen, Texas, and a fabrication plant located in Reynosa, Mexico.

     In June, 1987, the Company purchased an existing 20,000 square foot facility in Bauxite, Arkansas, for the remanufacturing of used cranes. This facility began operations in fiscal 1988.

     The Company's shipyard in Sturgeon Bay, Wisconsin, consists of approximately 55 acres of waterfront property. Four of those acres, which connect two operating areas of the shipyard, are leased under a long term ground lease. There is approximately 295,000 square feet of enclosed manufacturing and office space. Facilities at the shipyard include a 140 by 1,158 foot graving dock, the largest on the Great Lakes. In addition, there is a 250 foot graving dock, and a 600 foot floating drydock.

     Additional properties consist primarily of a crane sales office and warehouse facility located in Northampton, England. Sales offices in Long Island City, New York and Seattle, Washington were sold during the fourth quarter of 1995.

Leased
- ------

     The Company leases three manufacturing facilities for the foodservice division including 90,000 square feet in Selmer, Tennessee; 50,000 square feet in Greenville, Tennessee and 38,500 square feet in Bethel Springs, Tennessee. The Company also leases approximately 11,000 square feet of office space for The Shannon Group, Inc. in Brentwood, Tennessee. In addition, the Company leases sales offices and warehouse facilities for cranes and related products in Big Bend, Wisconsin; Mokena, Illinois; and Benicia, California. Facilities are also leased in Pompano Beach, Florida for parts manufacturing and crane re-manufacturing. Furthermore, the Company leases the shipyard facilities at Toledo and Cleveland, Ohio for the marine segment. These facilities include waterfront land, buildings, and 800-foot and 550-foot graving docks.


Item 3.   LEGAL PROCEEDINGS
- ---------------------------

     The information required by this item is incorporated by reference from Note 10 to Consolidated Financial Statements on Page 31 of the 1995 Annual Report.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

     No matters were submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended December 31, 1995.

Executive Officers of the Registrant
- ------------------------------------

Each of the following officers of the Company has been elected to a renewable one-year term by the Board of Directors. The information presented is as of March 26, 1996.


                                 Position With              Principal Position
    Name            Age          The Registrant                  Held Since
- --------------     ----    ----------------------------     ------------------
Fred M. Butler      60     President & CEO                          1990

Robert K. Silva     67     Executive Vice President & COO           1994

Robert R. Friedl    41     Vice President & CFO                     1992

Thomas G. Musial    44     Vice President-Human Resources           1995

Philip D. Keener    45     Treasurer                                1990

E. Dean Flynn       55     Secretary                                1993

Fred M. Butler was elected President & Chief Executive Officer on July 17, 1990, and previously served as Senior Vice President and Chief Operating Officer from March 31, 1989. He joined the Company as Manager of Administration in September, 1988. Prior to such date, Mr. Butler was employed by Tyger Construction Co., Inc., a subsidiary of Guy F. Atkinson Company, as President and Senior Vice President.

Robert K. Silva was elected Executive Vice President and Chief Operating Officer of the corporation on July 8, 1994, and previously served as Vice President from May 4, 1992, and as President and General Manager of the Manitowoc Equipment Works ("MEW"), a division of The Manitowoc Company, Inc. He joined the Company in 1979 as National Sales Manager and held various positions with MEW. Prior to joining the Company, he was Vice President at Follett Corporation.

Robert R. Friedl was elected Vice President and Chief Financial Officer on May 4, 1992, and previously served as Vice President-Finance from August 14, 1990. He joined the Company as Assistant Treasurer on April 18, 1988. Prior to joining Manitowoc, he served as Chief Financial Officer with Coradian Corp.; was co-founder, Vice President of Finance and Treasurer of Telecom North, Inc.; and Tax Manager for Nankin, Schnoll & Co., S.C..

Thomas G. Musial was elected Vice President-Human Resources on January 31, 1995. Previously, he served as Manager of Human Resources from January 18, 1987; and as Personnel/Industrial Relations Specialist from August 2, 1976.

Philip D. Keener was elected Treasurer on November 13, 1990. He joined the Company on October 1, 1990. Prior to that, Mr. Keener was employed by Farley Industries, Inc. as Assistant Treasurer.

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




                               PART II
                               -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
          --------------------------------------------------

The information required by this item is incorporated by reference from "Quarterly Common Stock Price Range", "Ten-Year Financial Summary and Business Segment Information," "Supplemental Quarterly Financial Information (Unaudited)", and "Investor Information", on pages 1, 22-23, 33 and 37 of the 1995 Annual Report.

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

The information required by this item is incorporated by reference from "Ten-Year Financial Summary and Business Segment Information" on pages 22-23 of the 1995 Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18-21 of the 1995 Annual Report.



Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

The financial statements required by this item are incorporated by reference from pages 24-33 of the 1995 Annual Report. Supplementary financial information is incorporated by reference from "Supplemental Quarterly Financial Information (Unaudited)" on page 33 of the 1995 Annual Report. See also the reports of the former independent public accountants included as part of Item 14 of this report and incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------------------

None.


                               PART III
                               --------
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The information required by this item is incorporated by reference from "Compliance with Section 16(a) of the Exchange Act" on page 3 of the 1996 Proxy Statement and from "Election of Directors" on pages 3-4 of the 1996 Proxy Statement. See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this item is incorporated by reference from "Compensation of Directors", "Executive Compensation", "Contingent Employment Agreements", and "Supplemental Retirement Agreements" on pages 5-8 and 13 of the 1996 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          --------------------------------------------------------

The information required by this item is incorporated by reference from "Ownership of Securities" on pages 2-3 of the 1996 Proxy
Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

None.

                               PART IV
                               --------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
          -----------------------------------------------------

(a)  Documents filed as part of this Report.

     (1)  Financial Statements:

        The following Consolidated Financial Statements are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

        Report of Independent Public Accountants on fiscal year ended December 31, 1995 and transition period ended December 31, 1994 Financial Statements

        Report of Former Independent Public Accountants on fiscal years ended July 2, 1994 and July 3, 1993 Financial
        Statements

        Consolidated Statements of Earnings for the periods ended
        December 31, 1995, December 31, 1994, July 2, 1994 and July 3,
        1993.

        Consolidated Balance Sheets as of December 31, 1995 and
        December 31, 1994.

        Consolidated Statements of Cash Flows for the periods ended December 31, 1995, December 31, 1994, July 2, 1994 and July 3, 1993.

        Consolidated Statements of Stockholders' Equity for the periods ended December 31, 1995, December 31, 1994, July 2, 1994 and July 3, 1993.

        Summary of Significant Accounting Policies.

        Notes to Consolidated Financial Statements.


     (2)  Financial Statement Schedules:

        Financial Statement Schedules for the year ended December 31, 1995, transition period ended December 31, 1994, and fiscal years ended July 2, 1994 and July 3, 1993:

                                                        Filed
        Schedule            Description                Herewith
        --------            -----------                ---------

          II       Valuation and Qualifying Accounts      X

                   Report of Independent Public
                   Accountants on fiscal year
                   ended December 31, 1995 and
                   transition period ended
                   December 31, 1994 Financial
                   Statement Schedules                    X

                   Report of Former Independent
                   Public Accountants on fiscal
                   years ended July 2, 1994 and
                   July 3, 1993 Financial Statement
                   Schedules                              X

     All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required under rules of Regulation S-X.


(b)  Reports on Form 8-K:

     During the fourth quarter of calendar 1995, a report on Form 8-K dated as of October 11, 1995 was filed indicating that as a result of an inability of the parties to agree on certain terms of a definitive purchase agreement, the letter of intent for the purchase by the Company of The Shannon Group, Inc. was terminated by its terms.

     A second report on Form 8-K dated as of October 25, 1995 was filed stating that on October 24, 1995 the Company entered into a definitive agreement to acquire 100% ownership of The Shannon Group, Inc.

     A third report on Form 8-K dated as of December 1, 1995 was filed stating that the Company had completed its purchase of the outstanding common stock of The Shannon Group, Inc.

     After the fourth quarter end, Amendment No. 1 to the Form 8-K dated as of December 1, 1995 was filed to provide the following historical financial statements of The Shannon Group, Inc. as well as the following pro forma statements of the Company reflecting the acquisition of The Shannon Group, Inc. pursuant to paragraphs (a)(4) and (b)(2) of Item 7 of Form 8-K:

     1. Audited consolidated financial statements of The Shannon
        Group, Inc. and Subsidiary:

          Report of Independent Accountants
          Consolidated Balance Sheets as of December 31, 1994 and 1993 Consolidated Statements of Operations for the Years Ended
             December 31, 1994, 1993 and 1992
          Consolidated Statements of Changes in Shareholders' Equity
             for the Years Ended December 31, 1994, 1993 and 1992
          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1994, 1993 and 1992
          Note to Consolidated Financial Statements

     2. Unaudited interim consolidated financial statements of The Shannon Group, Inc. and Subsidiary:

          Consolidated Condensed Statements of Operations for the
             Three and Nine Months Ended September 30, 1995 and 1994 Consolidated Condensed Balance Sheet at September 30, 1995 Consolidated Condensed Statements of Cash Flows for the Nine
             Months Ended September 30, 1995 and 1994
          Notes to Unaudited Interim Financial Data

     3. Unaudited pro forma consolidated condensed financial statements of The Manitowoc Company, Inc.:

          Introduction
          Pro Forma Consolidated Condensed Statements of Operations
             for the Year Ended December 31, 1994
          Pro Forma Consolidated Condensed Balance Sheet
             as of September 30, 1995
          Pro Forma Consolidated Condensed Statement of
             Operations for the Nine Months Ended September 30, 1995 Notes to Pro Forma Consolidated Condensed Financial Statements



(c) Exhibits:

     See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.



           REPORT OF FORMER INDEPENDENT PUBLIC ACCOUNTANTS



To The Manitowoc Company, Inc.:

We have audited the consolidated balance sheets of The Manitowoc Company, Inc. (a Wisconsin corporation) as of July 2, 1994 and July 3, 1993, and the related statements of earnings, stockholders' equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. as of July 2, 1994 and July 3, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained in the Summary of Significant Accounting Policies of the Consolidated Financial Statements, effective June 28, 1992, the
Company changed its method of accounting for retiree health care benefits and income taxes.



                                   /s/ Arthur Andersen LLP
                                   -------------------------
                                   ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
July 28, 1994






                  REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
The Manitowoc Company, Inc. and Subsidiaries


Our report on the consolidated financial statements of The Manitowoc Company, Inc. and Subsidiaries has been incorporated by reference in the Form 10-K from page 33 of the 1995 Annual Report of The Manitowoc Company, Inc. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 12 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Milwaukee, Wisconsin                    /s/ Coopers & Lybrand L.L.P.
February 6, 1996



           REPORT OF FORMER INDEPENDENT PUBLIC ACCOUNTANTS
                      ON SUPPLEMENTARY SCHEDULES

We have audited in accordance with generally accepted auditing standards, the financial statements included in The Manitowoc Company, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 28, 1994.
Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   /s/ Arthur Andersen LLP
                                   --------------------------
                                   ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
July 28, 1994.



                                                 THE MANITOWOC COMPANY, INC.
                                                      AND SUBSIDIARIES

                                       SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

                                   FOR THE FISCAL YEARS ENDED JULY 3, 1993, JULY 2, 1994,
                                         TRANSITION PERIOD ENDED DECEMBER 31, 1994,
                                         AND CALENDAR YEAR ENDED DECEMBER 31, 1995




                                     BALANCE AT      CHARGED TO                       BALANCE AT
                                      BEGINNING       COSTS AND                         END OF
          DESCRIPTION                 OF PERIOD       EXPENSES     DEDUCTIONS           PERIOD
          ------------               ----------     -----------    -----------       -----------

YEAR ENDED JULY 3, 1993:

  Allowance for doubtful accounts   $   383,594    $   453,993    $   (30,385)       $   807,202

YEAR ENDED JULY 2, 1994:

  Allowance for doubtful accounts   $   807,202    $   702,079    $  (732,536)       $   776,745

PERIOD ENDED DECEMBER 31, 1994:

  Allowance for doubtful accounts   $   776,745    $   419,442    $        --        $ 1,196,317

YEAR ENDED DECEMBER 31, 1995:

  Allowance for doubtful accounts   $ 1,196,317    $   283,843    $  (114,804)       $ 1,365,356








                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated:    March 29, 1996
                                   THE MANITOWOC COMPANY, INC.

                                   By:  /s/  Fred M. Butler
                                   ----------------------------------
                                   Fred M. Butler
                                   President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:


  /s/  Fred M. Butler                            March 29, 1996
- -----------------------------------------
Fred M. Butler, President & CEO, Director


  /s/  Robert K. Silva                           March 29, 1996
- -----------------------------------------
Robert K. Silva, Executive Vice President
& COO, Director

  /s/  Robert R. Friedl                          March 29, 1996
- -----------------------------------------
Robert R. Friedl, Vice President & CFO


  /s/  Gilbert F. Rankin, Jr.                    March 29, 1996
- -----------------------------------------
Gilbert F. Rankin, Jr., Director


  /s/  George T. McCoy                           March 29, 1996
- -----------------------------------------
George T. McCoy, Director


  /s/  Guido R. Rahr, Jr.                        March 29, 1996
- -----------------------------------------
Guido R. Rahr, Jr., Director

                                                 March 29, 1996
- -----------------------------------------
James P. McCann, Director

                                                 March 29, 1996
- -----------------------------------------
Dean H. Anderson, Director

                                                 March 29, 1996
- -----------------------------------------
Robert S. Throop, Director




                     THE MANITOWOC COMPANY, INC.
                      ANNUAL REPORT ON FORM 10-K
             FOR THE CALENDAR YEAR ENDED DECEMBER 31, 1995
                          INDEX TO EXHIBITS

Exhibit                                                                  Filed
 No.                         Description                               Herewith
- -------                      -----------                              ---------

2.1 (a) *    Stock Purchase Agreement dated as of October 24, 1995,
             for the acquisition of The Shannon Group, Inc. by The
             Manitowoc Company, Inc. (filed as Exhibit 2 to the
             Company's Report on Form 8-K, dated as of October 25,
             1995 and incorporated herein by reference).

2.1 (b) *    First Amendment to Stock Purchase Agreement, dated as
             of December 1, 1995, for the acquisition of The Shannon
             Group, Inc. by The Manitowoc Company, Inc. (filed as
             Exhibit 2.2 to the Company's Report on Form 8-K, dated as of December 1, 1995 and incorporated herein by reference).

3.1 Amended and Restated Articles of Incorporation as amended on November 5, 1984 (filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1985 and incorporated herein by reference).

3.2 Restated By-Laws (as amended through May 22, 1995) including amendment to Article II changing the date of the annual meeting (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

4.1(a)       Rights Agreement dated September 5, 1986 between the
             Registrant and Morgan Shareholder Services Trust
             Company (filed as Exhibit 4 to the Company's Annual
             Report on Form 10-K for the fiscal year ended June 28, 1986 and incorporated herein by reference).

4.1(b)       First amendment to Rights Agreement dated August 12,
             1988 (filed as Exhibit 1 to the Company's Report on
             Form 8-K dated August 26, 1988 and incorporated herein by reference).

4.2 Credit Agreement, dated as of December 1, 1995, among The Manitowoc Company, Inc., as Borrower, certain subsidiaries from time to time parties thereto, as Guarantors, the several Lenders, and NationsBank, N.A., as Agent (filed as
             Exhibit 4.1 to the Company's Report on Form 8-K dated as of December 1, 1995 and incorporated herein by reference).

4.3 Security and Pledge Agreement, dated as of December 1, 1995, among The Manitowoc Company, Inc., certain of its subsidiaries and NationsBank, N.A. (filed as Exhibit
             4.2 to the Company's Report on Form 8-K dated as of December 1, 1995 and incorporated herein by reference).

4.4 Articles III, V, and VIII of the Amended and Restated Articles of Incorporation (see Exhibit 3.1 above).

10.1(a) **   The Manitowoc Company, Inc. Deferred Compensation Plan
             effective August 20, 1993 (the "Deferred Compensation
             Plan") (filed as Exhibit 4.1 to the Company's
             Registration Statement on Form S-8 filed June 23,
             1993 (Registration No. 33-65316) and incorporated herein by reference).

10.1(b) **   Amendment to Deferred Compensation Plan adopted by the
             Board of Directors on April 26, 1994 (filed as Exhibit
             10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994 and incorporated herein by reference).

10.2 ** The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan) effective July 4, 1993, and as amended May 22, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.3 ** Form of Contingent Employment Agreement between the Company and Messrs. Butler, Flynn, Friedl, Keener, Musial and Silva, and certain other employees of the Company (filed as Exhibit 10(c)to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference).

10.4 ** Form of Indemnity Agreement between the Company and each of the directors, executive officers and certain other employees of the Company (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference).

10.5 ** Supplemental Retirement Agreement between Fred M. Butler and the Company dated March 15, 1993 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993 and incorporated herein by reference).

10.6 ** Supplemental Retirement Agreement between Robert K. Silva and the Company dated January 2, 1995 (filed as Exhibit
             10 to the Company's Report on Form 10-Q for the transition period ended December 31, 1994 and incorporated herein by reference).

10.7 * The Manitowoc Company, Inc. 1995 Stock Plan (filed as Appendix A to the Company's Proxy Statement dated April 2, 1996 for its 1996 Annual Meeting of Stockholders and incorporated herein by reference).

13           Portions of the 1995 Annual Report to Shareholders of The       X
             Manitowoc Company, Inc. incorporated by reference into this Report on Form 10-K.

21           Subsidiaries of The Manitowoc Company, Inc.                     X

23.1         Consent of Coopers & Lybrand L.L.P., the Company's
             Independent Public Accountants.                                 X

23.2         Consent of Arthur Andersen LLP the Company's Former
             Independent Public Accountants.                                 X

27           Financial Data Schedule.                                        X

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.

**   Management contracts and executive compensation plans and
arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.