Form 10-Q
period 1996-03-31
MANITOWOC CO INC
filed 1996-04-23
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996
                                --------------------

                                  OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------      ---------------

Commission File Number        1-11978
                           -----------


                     The Manitowoc Company, Inc.
    --------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 Wisconsin                39-0448110
    -------------------------------  --------------------
        (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)          Identification Number)


                 500 So. 16th Street, Manitowoc, Wisconsin  54220
- ----------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)


                            (414) 684-4410
  ------------------------------------------------------------------
         (Registrant's telephone number, including area code)


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

                  Yes   ( X )         No   (   )

     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of March 31, 1996, the most recent practicable date, was 7,674,468.



                    PART I.  FINANCIAL INFORMATION
      ----------------------------------------------------------

Item 1.  Financial Statements
- --------------------------------------

                     THE MANITOWOC COMPANY, INC.
                 Consolidated Statements of Earnings
               For the Three Months Ended 1996 and 1995
                             (Unaudited)
       (In thousands, except per-share and average shares data)



                                    March 31, 1996     March 31, 1995
                                 ------------------  ------------------
Net Sales                            $  114,099         $  69,101

Costs And Expenses:
  Cost of goods sold                     85,462            53,182
  Engineering, selling and
   administrative expenses               19,433            12,900
                                      ---------          --------
     Total                              104,895            66,082


Earnings From Operations                  9,204             3,019

Other Income (Expense):
  Interest expense                       (2,462)             (223)
  Interest and dividend income               51                16
  Other income                               67                17
                                      ---------          --------
     Total                               (2,344)             (190)
                                      ---------          --------
Earnings Before Taxes
  On Income                               6,860             2,829

Provision For Taxes On Income             2,746             1,061
                                      ---------          --------
Net Earnings                           $  4,114          $  1,768
                                      ---------          --------


Net Earnings Per Share                   $   .54         $    .23


Dividends Per Share                      $   .25         $    .25


Average Shares Outstanding            7,674,468         7,674,475


See accompanying notes which are an integral part of these statements.

                     THE MANITOWOC COMPANY, INC.
                     Consolidated Balance Sheets
              As of March 31, 1996 and December 31, 1995
                             (Unaudited)
                  (In thousands, except share data)


                               -ASSETS-

                                               March 31, 1996    Dec. 31, 1995
                                              ---------------    -------------
Current Assets:

  Cash and cash equivalents                        $  12,578      $  15,077
  Marketable securities                                1,574          1,558
  Accounts receivable                                 57,767         51,011
  Inventories                                         57,889         52,928
  Prepaid expenses and other                           3,549          3,451
  Future income tax benefits                          11,120         11,120
                                                   ---------      ---------
     Total current assets                            144,477        135,145

  Intangibles assets-net                              91,640         92,433

  Other assets                                         9,184          9,663

  Property, plant and equipment:
   At cost                                           189,331        188,755
   Less accumulated depreciation                    (102,678)      (101,081)
                                                   ---------      ---------
   Property, plant and equipment-net                  86,653         87,674
                                                   ---------      ---------
     TOTAL                                         $ 331,954      $ 324,915
                                                   ---------      ---------

                -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
  Accounts payable and accrued expenses            $  62,566      $  66,028
  Current portion of long-term debt                   10,089         10,089
  Short term borrowings                               21,200         26,807
  Income taxes payable                                 3,076          1,503
  Product warranties                                   7,019          6,496
                                                   ---------      ---------
     Total current liabilities                       103,950        110,923

Non-Current Liabilities:
  Long-term debt, less current portion               113,680        101,180
  Product warranties                                   4,166          4,199
  Postretirement health benefits obligations          19,323         19,190
  Other                                                7,123          7,762
                                                   ---------      ---------
     Total non-current liabilities                   144,292        132,331
                                                   ---------      ---------
Stockholders' Equity:
  Common stock (10,887,847 shares issued
     at both dates)                                      109            109
  Additional paid-in capital                          31,115         31,115
  Cumulative foreign currency translation
   adjustments                                          (623)          (479)
  Retained earnings                                  134,613        132,418
  Treasury stock at cost (3,213,379 shares
     at both dates)                                  (81,502)       (81,502)
                                                   ---------      ---------
     Total stockholders' equity                       83,712         81,661
                                                   ---------      ---------
     TOTAL                                         $ 331,954      $ 324,915
                                                   ---------      ---------

See accompanying notes which are an integral part of these statements.


                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statement of Cash Flows
            For the Three Months Ended March 31, 1996 and 1995
                            (In thousands)

                                (Unaudited)
                                              March 31, 1996   March 31, 1995
                                             ---------------   --------------
Cash Flows From Operations:
  Net earnings                                  $    4,114     $    1,768

  Non-cash adjustments to income:
     Depreciation and amortization                   2,765          1,439
     Deferred financing fees                            75             --
     Deferred income taxes                              --           (432)

  Changes in operating assets & liabilities:
     Accounts receivable                            (6,756)       (15,081)
     Inventories                                    (4,961)        (5,126)
     Other current assets                              (99)            76
     Current liabilities                            (1,391)         2,191
     Non-current liabilities                          (540)           282
     Non-current assets                                478            302
                                                ----------     ----------
Net cash used for operations                        (6,315)       (14,581)

Cash Flows From Investing:
  Purchase/sale of temporary
   investments - net                                   (16)            84
  Proceeds from sale of property, plant,
   and equipment                                       253             --
  Capital expenditures                              (1,292)        (3,476)
                                                ----------     ----------
     Net cash used for investing                    (1,055)        (3,392)

Cash Flows From Financing:
  Dividends paid                                    (1,919)        (1,919)
  Proceeds from long-term borrowings-net            12,500             --
  Change in short-term borrowings-net               (5,607)        22,301
                                                ----------     ----------
     Net cash provided by financing                  4,974         20,382

Effect of exchange rate changes on cash               (103)           114
                                                ----------     ----------
     Net decrease (increase) in cash
     and cash equivalents                           (2,499)         2,523

  Balance at beginning of year                      15,077          4,118
                                                ----------     ----------
  Balance at end of period                      $   12,578     $    6,641
                                                ----------     ----------
Supplemental cash flow information:
  Interest paid                                 $    1,291     $      219
  Income taxes paid                                    330          1,088

See accompanying notes which are an integral part of these statements.

                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
       For the Three Months Ended March 31, 1996 and March 31, 1995

                             (Unaudited)


Note 1.

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarters ended March 31, 1996 and 1995, the financial position at March 31, 1995 and the changes in the cash flows for the quarters ended March 31, 1996 and 1995. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 1995.


Note 2.

          The components of inventory at March 31, 1996 and December
          31, 1995 are summarized as follows (dollars in thousands):


                                             March 31, 1996  December31, 1995
                                             --------------  ----------------
          Components:
            Raw materials                      $  25,201       $  22,809
            Work-in-process                       23,064          18,868
            Finished goods                        30,372          31,711
                                               ---------        --------
            Total inventories at FIFO costs       78,637          73,388

          Excess of FIFO costs
            over LIFO value                      (20,748)        (20,460)
                                               ---------        --------
            Total inventories                  $  57,889       $  52,928

          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 61% and 60% of total inventory for March 31, 1996 and December 31, 1995, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.



Note 3.

          On September 8, 1992, the Board of Directors authorized the Company to repurchase up to 1.5 million shares of its common stock. In addition, on January 11, 1994 and February 1, 1994, the Board of Directors authorized the repurchase of an additional 500,000 and 1,000,000 shares, respectively. Such repurchases will be in open market or privately negotiated purchases, as the Company may determine from time to time. As of March 31, 1996, a total of 2,646,379 shares were purchased pursuant to these authorizations.



Note 4.

          The United States Environmental Protection Agency ("EPA") has identified the company as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), liable for the costs associated with investigating and cleaning up contamination at the Lemberger Landfill Superfund Site (the
          Site) near Manitowoc, Wisconsin.

          Eleven of the potentially responsible parties have formed a group (the Lemberger Site Remediation Group, or LSRG) and have successfully negotiated with the EPA and the Wisconsin Department of Natural Resources to settle the potential liability at the Site and fund the cleanup. Approximately 150 PRP's have been identified as having shipped substances to the Site.

          Recent estimates indicate that the total cost to clean up the Site could be as high as $30 million; however, the ultimate remediation methods and appropriate allocation of costs for the Site are not yet final.

          Although liability is joint and several, the company's percentage share of liability is estimated to be 5% of the total cleanup costs, but could increase to 15% if no participation agreements are made between the LSRG and any other PRP's.

          In connection with this matter, the company expensed $0.2 million, $1.6 million, and $0.5 million for the year ended December 31, 1995, and fiscal years 1994 and 1993, respectively, for its estimated portion of the cleanup costs. There were no expenses incurred during the transition period ended December 31, 1994 and the first quarter ended March 31, 1996.

          As of March 31, 1996, 30 product related lawsuits were pending. Of these, two occurred between 1985 and 1990 when the Company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the Company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit on the insurer's contribution.

          Product liability reserves at March 31, 1996 are $5.9 million; $2.2 million reserved specifically for the 30 cases referenced above, and $3.7 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $.2 million, and $1.0 million for an insured claim. Based on the Company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.

          It is reasonably possible that the estimates for environmental remediation and product liability costs may change in the near future based upon new information which may arise.

          The company is also involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the consolidated financial statements.



Note 5.

          In the transition period ended December 31, 1994, resulting from the Company's change in fiscal years, the Company's decision to the consolidate the large-crane manufacturing to a single site resulted in a $14 million charge to earnings in the cranes and related products segment. The charge included a $9.4 million write-down of the facility being abandoned and estimated holding costs of $4.6 million while the plant is being marketed. It is reasonably possible that the estimate for future holding costs of the facility may change in the future.

          The assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin. The current carrying value of these assets, determined through independent appraisals, is approximately $3 million and is included in intangibles and other. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. Future holding costs also include estimates for various environmental studies on the Peninsula location. To date, $1.3 million has been paid and charged against these reserves, including $.7 million incurred during the first quarter ended March 31, 1996.

Note 6. On December 1, 1995, the Company completed the purchase of the outstanding common stock of The Shannon Group, Inc. ("Shannon"). Shannon is a manufacturer of commercial refrigerators, freezers and related products, ranging from small under-counter units to 300,000 square foot refrigerated warehouses. Among its wide range of products, Shannon is best known for its foamed-in-place walk-in refrigeration units, wood rail walk-in units, refrigerated food-prep tables, reach-in refrigerator/freezers and modular refrigeration systems.

          The aggregate consideration paid by the Company for Shannon was $127.0 million, which is net of cash acquired of $.7 million, and which includes an amount due to a seller of $19.8 million which was paid in January, 1996, direct acquisition costs of $2.7 million, and other assumed liabilities of $1.3 million. The transaction was financed through credit facilities provided under a Credit Agreement dated December 1, 1995.

          The purchase price paid to the Shannon stockholders is subject to post-closing adjustments based upon levels of working capital and 1995 gross profit as defined in the Stock Purchase Agreement . The amount of the working capital adjustment is not yet known. No earnout payment is anticipated based upon the gross profit results of Shannon for the specified period.

          The acquisition has been recorded using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The preliminary estimate of the excess of the cost over the fair value of net assets acquired is $88.3 million, and is being
          amortized over 32 years.   The results of operations since
          the date of acquisition are included in the Consolidated Statements of Earnings.



Note 7. Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for 1996.



Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations


Results of Operations for the Quarters Ended March 31, 1996
  and March 31, 1995
- ----------------------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter ended March 31, 1996 and 1995 are shown below (in thousands):

                                         March 31, 1996   March 31, 1995
                                         --------------   --------------
NET SALES:
  Foodservice products                     $ 52,600          $ 24,889
  Cranes and related products                50,134            36,891
  Marine                                     11,365             7,321
                                          ---------          --------
     Total                                 $114,099          $ 69,101


EARNINGS (LOSS) FROM OPERATIONS:
  Foodservice products                        7,004             4,738
  Cranes and related products                 3,553            (1,577)
  Marine                                      1,185             1,419
  General corporate expense                  (1,788)           (1,561)
  Amortization                                 (750)               --
                                          ---------          --------
     Total                                 $  9,204          $  3,019

For the quarter ended March 31, 1996, consolidated net sales were $114.1 million, up 65% from $69.1 million in the comparable quarter a year ago. Net earnings and earnings per share more than doubled those of the prior first quarter -- $4.1 million and 54 cents per share, compared with net earnings of $1.8 million and 23 cents per share.
The increases were the result of improved sales and earnings by the cranes and related products segment and the recent acquisition of The Shannon Group, Inc.

Sales for the foodservice products segment were $52.6 million for the first quarter of 1996 compared to $24.9 million for the same period last year. The addition of Shannon's sales accounted for the increase, as sales of ice machines and reach-in refrigerators by Manitowoc Equipment Works were essentially flat compared with the first quarter last year.

The foodservice segment did benefit from Manitowoc's ice-machine price increase effective earlier this year which contributed to the higher operating earnings, $7.0 million for the quarter ended March 31, 1996 versus $4.7 million for the same period last year. However, operating earnings did not keep pace with the gain in sales because the operating margin on Shannon's products are lower than Manitowoc's ice-machine operating margins.

Cranes and related products sales for the first quarter increased 36% over the same three-month period in 1995. Crane segment operating earnings also rose strongly, climbing to $3.6 million, compared with a loss of $1.6 million in the first quarter last year.

The improvement in crane operating earnings for the year-over-year quarters was due to increased shipments of large cranes (especially the model 888) and to the continuing improvement at Manitex.

Incoming orders for large cranes in the first quarter nearly equaled increased shipments. The backlog of unfilled orders for the crane segment as a whole totaled $87.9 million as of March 31, up from the fourth quarter of 1995 because of an increase in the orders for boom trucks produced at Manitex.

Sales for the Marine segment were 55% above those of the same quarter last year because of record activity at the repair yards during the winter lay-up season and from a barge construction project.

Marine operating earnings decreased slightly to $1.2 million from $1.4 million for the first quarter of 1995. The decline was due to a changing work mix and the fact there were fewer dry dockings performed at the Toledo yard this year than last.


Financial Condition at March 31, 1996
- -----------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $14.2 million and future cash flows from operations are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt, line of credit, costs associated with the plant consolidation, and capital expenditures.

This Management's Discussion and Analysis, as well as certain other parts of this Report on Form 10-Q, contain forward looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations. The company cautions that such statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.



                    PART II.    OTHER INFORMATION
        -----------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K
     ------------------------------------------

a)   Exhibits:   See exhibit index following the signatures on this
  Report, which is incorporated herein by reference.


b)   Reports on Form 8-K:   During the first quarter ended March 31,
  1996, Amendment No. 1 to the Form 8-K dated as of December 1, 1995 was filed to provide the following historical financial statements of The Shannon Group, Inc. as well as the following pro forma statements of the Company reflecting the acquisition of The Shannon Group, Inc. pursuant to paragraphs (a)(4) and (b)(2) of Item 7 of Form 8-K:

     1. Audited consolidated financial statements of The Shannon
        Group, Inc. and Subsidiary:

          Report of Independent Accountants
          Consolidated Balance Sheets as of December 31, 1994 and 1993 Consolidated Statements of Operations for the Years Ended
             December 31, 1994, 1993 and 1992
          Consolidated Statements of Changes in Shareholders' Equity
             for the Years Ended December 31, 1994, 1993 and 1992
          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1994, 1993 and 1992
          Notes to Consolidated Financial Statements

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





                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)




                                /s/  Fred M. Butler
                                ------------------------
                                Fred M. Butler
                                Chief Executive Officer



                                /s/  Robert R. Friedl
                                ------------------------
                                Robert R. Friedl
                                Chief Financial Officer


                                /s/  E. Dean Flynn
                                ------------------------
                                E. Dean Flynn
                                Secretary



April 22, 1996







                     THE MANITOWOC COMPANY, INC.

                            EXHIBIT INDEX

                             TO FORM 10-Q

                      FOR QUARTERLY PERIOD ENDED

                            MARCH 31, 1996




Exhibit                                            Filed
 No               Description                    Herewith
- -------           -----------                    --------



 27            Financial Data Schedule               X