Form 10-Q
period 1996-06-30
MANITOWOC CO INC
filed 1996-08-13
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 1996
                                        --------------------

                              OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   -------------       ---------------

     Commission File Number   1-11978
                              ----------


                          The Manitowoc Company, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Wisconsin                           39-0448110
    ---------------------------------       --------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification Number)


                500 So. 16th Street, Manitowoc, Wisconsin  54220
       ------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)


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

                           Yes  ( X )     No   (   )


     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of July 31, 1996, the most recent practicable date, was 11,511,357.



                         PART I.  FINANCIAL INFORMATION
                     --------------------------------------
Item 1.  Financial Statements
- -----------------------------

                             THE MANITOWOC COMPANY, INC.
                         Consolidated Statements of Earnings
             For the Quarter and Six Months Ended June 30, 1996 and 1995
                                     (Unaudited)
              (In thousands, except per-share and average shares data)


                                  QUARTER ENDED               YEAR-TO-DATE
                               June 30,    June 30,       June 30,    June 30,
                                 1996        1995           1996        1995
                               --------    --------       --------    --------

Net Sales                     $ 139,219    $ 82,287      $ 253,318   $ 151,388

Costs And Expenses:
  Cost of goods sold            101,328      61,083        186,790     114,265
  Engineering, selling and
   administrative expenses       20,839      12,099         40,272      24,999
                               --------    --------       --------    --------
     Total                      122,167      73,182        227,062     139,264


Earnings From Operations         17,052       9,105         26,256      12,124

Other Income (Expense):
  Interest expense               (2,557)       (496)        (5,019)       (719)
  Interest & dividend income         67          31            118          47
  Other income (expense)             98         (23)           165          (6)
                               --------    --------      ---------    --------
     Total                       (2,392)       (488)        (4,736)       (678)
                               --------    --------      ---------    --------
Earnings Before Taxes
  On Income                      14,660       8,617         21,520      11,446

Provision For Taxes On Income     5,862       3,231          8,608       4,292
                               --------    --------       --------    --------
Net Earnings                   $  8,798    $  5,386       $ 12,912     $ 71,54
                               --------    --------       --------    --------


Net Earnings Per Share         $   .76     $   .47         $ 1.12      $   .62


Dividends Per Share            $   .16     $   .16        $   .33      $   .33


Average Shares Outstanding    11,511,357   11,511,357    11,511,357  11,511,357


See accompanying notes which are an integral part of these statements.

                          THE MANITOWOC COMPANY, INC.
                          Consolidated Balance Sheets
                   As of June 30, 1996 and December 31, 1995
                                  (Unaudited)
                       (In thousands, except share data)

                                  -ASSETS-

                                               June 30, 1996   Dec. 31, 1995
                                               -------------   ------------
Current Assets:
  Cash and cash equivalents                    $   18,546      $   15,077
  Marketable securities                             1,607           1,558
  Accounts receivable                              55,760          51,011
  Inventories                                      48,934          52,928
  Prepaid expenses and other                        1,681           3,451
  Future income tax benefits                       11,120          11,120
                                                 --------       ---------
     Total current assets                         137,648         135,145

Intangible assets                                  90,773          92,433

Other assets                                       10,101           9,663

Property, plant and equipment:
  At cost                                         189,843         188,755
  Less accumulated depreciation                  (103,872)       (101,081)
                                                ---------       ---------
  Property, plant and equipment-net                85,971          87,674
                                                ---------       ---------
     TOTAL                                      $ 324,493       $ 324,915
                                                ---------       ---------

                     -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
  Accounts payable and accrued expenses        $   70,830      $   66,028
  Current portion of long-term debt                12,589          10,089
  Short term borrowings                                 0          26,807
  Income taxes payable                              3,770           1,503
  Product warranties                                8,272           6,496
                                                ---------       ---------
     Total current liabilities                     95,461         110,923

Non-Current Liabilities:
  Long-term debt less current portion             108,634         101,180
  Product warranties                                3,428           4,199
  Post-retirement health benefits obligations      19,387          19,190
  Other                                             6,856           7,762
                                                ---------       ---------
     Total non-current liabilities                138,305         132,331
                                                ---------       ---------
Stockholders' Equity:
  Common stock (16,331,770 and 10,887,847
     shares issued)                                   163             109
  Additional paid-in capital                       31,061          31,115
  Cumulative foreign currency translation
   adjustments                                       (488)           (479)
  Retained earnings                               141,493         132,418
  Treasury stock at cost (4,820,413
     and 3,213,379 shares)                        (81,502)        (81,502)
                                                ---------       ---------
     Total stockholders' equity                    90,727          81,661
                                                ---------       ---------
     TOTAL                                     $  324,493      $  324,915
                                                ---------       ---------

See accompanying notes which are an integral part of these statements.

                         THE MANITOWOC COMPANY, INC.
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 1996 and 1995
                              (In thousands)

                                (Unaudited)

                                               June 30, 1996    June 30, 1995
                                               -------------    ------------
Cash Flows From Operations:
  Net earnings                                  $   12,912       $   7,154

  Non-cash adjustments to income:
     Depreciation and amortization                   5,616           3,090
     Deferred financing fees                           150              --
     Deferred income taxes                              --            (510)
     (Gain) loss on sale of fixed assets                57              --


  Changes in operating assets and liabilities:
     Accounts receivable                            (4,749)        (12,349)
     Inventories                                     3,994          (7,057)
     Other current assets                            1,770           1,559
     Current liabilities                             8,841          10,350
     Non-current liabilities                        (1,021)          1,537
     Deferred income                                  (460)         (1,921)
     Non-current assets                               (438)            227
                                                 ---------       ---------
     Net cash provided by operations                26,672           2,080

Cash Flows From Investing:
  Purchase of temporary investments                    (49)          2,165
  Proceeds from sale of property,
     plant, and equipment                            1,001              --
  Capital expenditures                              (3,461)        (13,005)
                                                 ---------       ---------
     Net cash used for investing                    (2,509)        (10,840)


Cash Flows From Financing:
  Dividends paid                                    (3,837)         (3,837)
  Proceeds from long-term borrowings                15,000              --
  Payments on long-term borrowings                  (5,046)             --
  Change in short-term borrowings - net            (26,807)         15,401
                                                 ---------       ---------
     Net cash provided by
       (used for) financing                        (20,690)         11,564

Effect of exchange rate changes on cash                 (4)             55
                                                 ---------       ---------
     Net increase in cash
     and cash equivalents                            3,469           2,859

Balance at beginning of year                        15,077           4,118
                                                 ---------       ---------
Balance at end of period                         $  18,546       $   6,977
                                                 ---------       ---------
Supplemental cash flow information:
  Interest paid                                  $   2,526       $     694
  Income taxes paid                                  5,081           2,066

See accompanying notes which are an integral part of these statements.


                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
              For the Six Months Ended June 30, 1996 and 1995

                                  (Unaudited)


Note 1.

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarter and six months ended June 30, 1996 and 1995, the financial position at June 30, 1996 and the changes in the cash flows for the six months ended June 30, 1996 and 1995. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 1995.

Note 2.

          The components of inventory at June 30, 1996 and December 31, 1995 are summarized as follows (dollars in thousands):


                                                June 30,       December 31,
                                                  1996             1995
                                              -----------       ---------
          Components:
            Raw materials                    $   27,130         $ 22,809
            Work-in-process                      15,031           18,868
            Finished goods                       27,707           31,711
                                              ---------        ---------

            Total inventories at FIFO costs      69,868           73,388
          Excess of FIFO costs
            over LIFO value                     (20,934)         (20,460)
                                              ---------        ---------
            Total inventories                $   48,934         $ 52,928

          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 62% and 60% of total inventory for June 30, 1996 and December 31, 1995, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.


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

          Although liability is joint and several, the Company's percentage share of liability is estimated to be 11% of the total cleanup costs.

          In connection with this matter, the Company expensed $0.2 million, $1.6 million, $0.5 million, and $.9 million for the year ended December 31, 1995, and fiscal years 1994, 1993, and 1992 respectively, for its estimated portion of the cleanup costs. There were no expenses incurred during the six months ended June 30, 1996.

          As of June 30, 1996, 35 product related lawsuits were pending. Of these, two occurred between 1985 and 1990 when the Company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the Company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit on the insurer's contribution.

          Product liability reserves at June 30, 1996 are $6.4 million; $3.1 million reserved specifically for the 37 cases referenced above, and $3.3 million for incurred but not reported claims. These reserves
          were estimated using actuarial methods.   Based on the Company's
          experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.

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


Note 4.

          In the transition period ended December 31, 1994, resulting from the Company's change in fiscal years, the Company's decision to consolidate the large-crane manufacturing to a single site resulted in a $14 million charge to earnings in the cranes and related products segment. The charge included a $9.4 million write-down of the facility being abandoned and estimated holding costs of $4.6 million while the plant is being marketed. It is reasonably possible that the estimate for future holding costs of the facility may change in the future.

          The assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin. The current carrying value of these assets, determined through independent appraisals, is approximately $3 million and is included in intangibles and other. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. Future holding costs also include estimates for various environmental studies on the Peninsula location. To date, $1.5 million has been paid and charged against these reserves, including $.2 million and $.9 million during the second quarter and six months ended June 30, 1996, respectively.

Note 5.

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


Note 6.
          On June 14, 1996, the company announced a three-for-two stock split in the form of a 50-percent stock dividend which was effective July 2 to shareholders of record on June 25. Adjusting for the split, the company now has 11.5 million shares outstanding. As a result of the stock split, all earnings and dividend per share amounts and average shares outstanding, appearing herein, have been retroactively adjusted to give effect of the stock split.

Note 7.
          Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter and Six Months Ended June 30, 1996
and 1995.
- --------------------------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter and six months ended June 30, 1996 and 1995 are shown below (in thousands):


                                       QUARTER ENDED           YEAR-TO-DATE
                                    June 30,  June 30,     June 30,    June 30,
                                       1996      1995         1996        1995
                                    --------  --------     --------    --------
NET SALES:
  Foodservice products             $  67,526  $ 30,625    $ 120,126   $  55,514
  Cranes & related products           52,368    37,395      102,502      74,286
  Marine                              19,325    14,267       30,690      21,588
                                   ---------   -------    ---------    --------
     Total                         $ 139,219  $ 82,287    $ 253,318   $ 151,388

EARNINGS (LOSS) FROM OPERATIONS:
  Foodservice products                11,260     7,349       18,264      12,087
  Cranes & related products            4,850      (297)       8,403      (1,874)
  Marine                               3,616     3,655        4,801       5,074
  General corporate expense           (1,924)   (1,602)      (3,712)     (3,163)
  Amortization                          (750)        0       (1,500)          0
                                   ---------   -------     --------     -------

     Total                         $  17,052  $  9,105    $  26,256   $  12,124

Net sales for the quarter ended June 30, 1996, were $139.2 million, up 69 percent compared with the second quarter of 1995. Operating earnings nearly doubled to $17.1 million, while net earnings grew to $8.8 million, or 76 cents per share, a 63 percent increase from the $5.4 million, and 47 cents per share, earned in the second quarter of 1995.

For the first six months of 1996, net sales totaled $253.3 million, up 67 percent from $151.4 million in the first half of last year. Net earnings rose 80 percent from those of the first six months in 1995. Net earnings for the 1996 period were $12.9 million, equal to $1.12 per share, compared with $7.2
million, and 62 cents per share, for 1995.   The improvements continue to be
sparked by strong sales and a sharp turnaround in operating earnings by the crane segment.

Sales and operating earnings for the foodservice products segment were $67.5 million and $11.3 million, respectively, for the second quarter of 1996, compared to $30.6 million and $7.3 million for 1995. The gain in sales was due largely to the addition of refrigeration equipment sales by the Kolpak, Tonka and McCall units. Comparable ice machine and reach-in sales by Manitowoc Equipment Works (MEW) were 11% higher than those of the second quarter in 1995. Year to date sales and earnings were $120.1 million and $18.3 million, respectively.

Cranes and related products sales for the second quarter increased 40% over the same period last year. Operating earnings were $4.9 million and $8.4 million for the second quarter and first six months of 1996, respectively, compared to losses of $.3 million and $1.9 million for the same periods last year. Manitex continues to see improved earnings and West-Manitowoc contributed its first profitable quarter. Orders for cranes and related products continue to be strong from both domestic and international sources. As of June 30, 1996, the backlog of unfilled orders stood at $91.3 million, despite an increased level of shipments.

Second quarter sales in the Marine segment rose to $19.3 million, a 35% increase over the $14.3 million recorded during the second quarter last year. The increase was due to a busy winter repair season and the ongoing construction of a new self-unloading cement barge. Earnings for the quarter stood at $3.6 million compared earnings of $3.7 million during the same period last year. Marine operating margin was down slightly, due to a shift in repair and service mix.

Management expects continued gains in the second half of 1996. However, the level of improvement will probably not equal that of the first half, due to the lower level of profitability expected in the fourth quarter. Last year's fourth quarter included shipment of an M-1200 RINGER that added significantly to the crane segment's sales and operating margin.

The company continues to generate strong positive cash flow. At the end of the quarter, the company had no borrowings under its revolving credit lines. Indebtedness under the six-year term loan facility stood at $121 million, including the current portion. During the quarter, the total indebtedness decreased by $24 million.

Financial Condition at June 30, 1996
- --------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $20 million and future cash flows from operations are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt, costs associated with the plant consolidation, and capital expenditures.

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






                         PART II.    OTHER INFORMATION
                    ----------------------------------------


Item 4.        Submission of Matters to a Vote of Security Holders
               -----------------------------------------------------

At the annual meeting of the Company's shareholders on May 7, 1996, pursuant to Proposal 1, management's nominees named below were elected as directors, of the class whose term expires in 1999, by the indicated votes cast for and withheld with respect to each nominee. Of the 6,930,690 shares of Common Stock which were represented at the meeting, at least 90.3% of the shares voting were voted for the election of each of management's nominees, as follows:

Name of Nominee                For            Withheld
- ---------------               ----           ---------

Dean H. Anderson              6,860,128        70,562
James P. McCann               6,875,166        55,524
Robert S. Throop              6,875,791        54,899


There were no abstentions or broker non-votes with respect to the election of directors. In addition to the directors elected at the meeting, the Company's continuing directors are Gilbert F. Rankin, Fred M. Butler, George T. McCoy, and Guido R. Rahr, Jr.

In addition, shareholders voted to approve two other proposals. Under Proposal 2, shareholders approved the Company's 1995 Stock Plan. Under Proposal 3, shareholders approved an amendment to increase by 100,000 the number of shares that may be issued under the Company's Deferred Compensation Plan. The votes on those two proposals were as follows:

                                                                       Broker
Proposal                         For         Against      Abstain     Non-Votes
- --------                        ----         -------     --------     ---------

#2   (1995 Stock Plan)       4,442,234      1,826,753     172,431      489,272

#3   (Number of Shares)      6,106,593        208,740     126,085      489,272

Further information concerning the matters voted upon at the 1996 Annual Meeting of Shareholders is contained in the Company's proxy statement dated April 27, 1996 with respect to the 1996 annual meeting.



Item 6.        Exhibits and Reports on Form 8-K
          --------------------------------------

(a)  Exhibits:   See exhibit index following the signatures on this Report, which is incorporated herein by reference.

(b)  Reports on Form 8-K:   During the second quarter ended June 30, 1996, a
     report on Form 8-K dated as of June 14, 1996 was filed stating that the Board of Directors of The Manitowoc Company, Inc. declared a three-for-two stock split of the company's common shares in the form of a 50 percent stock dividend.





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


                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)




                                /s/   Fred M. Butler
                                ------------------------
                                Fred M. Butler
                                Chief Executive Officer




                                /s/   Robert R. Friedl
                                -------------------------
                                Robert R. Friedl
                                Chief Financial Officer




                                /s/   E. Dean Flynn
                                ------------------------
                                E. Dean Flynn
                                Secretary





August 13, 1996





                          THE MANITOWOC COMPANY, INC.

                                 EXHIBIT INDEX

                                  TO FORM 10-Q

                           FOR QUARTERLY PERIOD ENDED

                                 June 30, 1996



Exhibit                                                   Filed
 No               Description                           Herewith
- -------           -----------                           --------


 10            The Manitowoc Company, Inc. Management
               Incentive Compensation Plan, as
               amended May 7, 1996                          X


 27            Financial Data Schedule                      X