Form 10-Q
period 1996-09-30
MANITOWOC CO INC
filed 1996-10-31
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          September 30, 1996
                                         -------------------------

                              OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   -------------       -------------

     Commission File Number        1-11978
                                   --------


                     The Manitowoc Company, Inc.
     ------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Wisconsin                           39-0448110
      ------------------------------          -----------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification Number)


          500 South 16th Street, Manitowoc, Wisconsin  54220
     ------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)


                            (414) 684-4410
      ---------------------------------------------------------
         (Registrant's telephone number, including area code)

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

                      Yes  ( X )     No   (   )


     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of September 30, 1996, the most recent practicable date, was 11,511,357.



                                        PART I.  FINANCIAL INFORMATION
                                  ------------------------------------------


Item 1.  Financial Statements
------------------------------

                                            THE MANITOWOC COMPANY, INC.
                                        Consolidated Statements of Earnings
                               For the Third Quarter of Calendar Years 1996 and 1995
                                                    (Unaudited)
                             (In thousands, except per-share and average shares data)


                                     QUARTER ENDED                  YEAR-TO-DATE
                                 Sept. 30,   Sept. 30,         Sept. 30,   Sept. 30,
                                    1996        1995              1996        1995
                                 ---------   ---------         ---------   ---------

Net Sales                         $132,042   $80,088            $385,360   $231,476

Costs And Expenses:
  Cost of goods sold                95,264    62,077             282,054    176,343
  Engineering, selling and
   administrative expenses          20,652    12,635              60,924     37,633
                                  --------  --------            --------   --------
     Total                         115,916    74,712             342,978    213,976


Earnings From Operations            16,126     5,376              42,382     17,500

Other Income (Expense):
  Interest Expense                  (2,294)     (291)             (7,313)    (1,010)
  Interest and dividend income         240       (43)                358          4
  Other income                         152       653                 317        647
                                  --------  --------            --------   --------
     Total                          (1,902)      319              (6,638)      (359)
                                  --------  --------            --------   --------
Earnings Before Taxes
  On Income                         14,224     5,695              35,744     17,141

Provision For Taxes On Income        5,690     2,105              14,298      6,397
                                  --------  --------            --------   --------
Net Earnings                      $  8,534  $  3,590            $ 21,446   $ 10,744
                                  --------  --------            --------   --------


Net Earnings Per Share             $   .74   $   .31              $ 1.86    $  .93


Dividends Per Share                $   .17   $   .17             $   .50    $  .50


Average Shares Outstanding      11,511,357  11,511,357         11,511,357  11,511,357


See accompanying notes which are an integral part of these statements.



                                 THE MANITOWOC COMPANY, INC.
                                 Consolidated Balance Sheets
                       As of  September 30, 1996 and December 31, 1995
                              (In thousands, except share data)


                                          - ASSETS -

                                                 Unaudited       Audited
                                                  Sept. 30,     Dec. 31,
                                                   1996           1995
                                                ----------    -----------
Current Assets:
  Cash and cash equivalents                    $   27,812     $  15,077
  Marketable securities                             1,640         1,558
  Accounts receivable                              55,295        51,011
  Inventories                                      44,266        52,928
  Prepaid expenses and other                        1,428         3,451
  Future income tax benefits                       10,743        11,120
                                                ---------    ----------
     Total current assets                         141,184       135,145

Intangible assets                                  89,948        92,433
Other assets                                       14,089         9,663

Property, plant and equipment:
  At cost                                         189,043       188,755
  Less accumulated depreciation                  (103,284)     (101,081)
                                                ---------    ----------
  Property, plant and equipment-net                85,759        87,674
                                                ---------    ----------
     TOTAL                                      $ 330,980     $ 324,915
                                                ---------    ----------


                      -LIABILITIES AND STOCKHOLDERS' EQUITY-


Current Liabilities:
  Accounts payable and accrued expenses          $ 76,578      $ 66,028
  Current portion of long-term debt                31,955        10,089
  Short term borrowings                                 0        26,807
  Income taxes payable                              6,883         1,503
  Product warranties                                8,859         6,496
                                                ---------     ---------
     Total current liabilities                    124,275       110,923

Non-Current Liabilities:
  Long-term debt less current portion              79,265       101,180
  Product warranties                                3,756         4,199
  Post-retirement health benefits obligations      19,490        19,190
  Other                                             6,778         7,762
                                                ---------     ---------
     Total non-current liabilities                109,289       132,331
                                                ---------     ---------
Stockholders' Equity:
  Common stock (16,331,770 and 10,887,847
   shares issued)                                     163           109
  Additional paid-in capital                       31,061        31,115
  Cumulative foreign currency translation
   adjustments                                       (415)         (479)
  Retained earnings                               148,109       132,418
  Treasury stock at cost(4,820,413
   and 3,213,379 shares)                          (81,502)      (81,502)
                                                ---------     ---------
     Total stockholders' equity                    97,416        81,661
                                                ---------     ---------
     TOTAL                                      $ 330,980     $ 324,915
                                                ---------     ---------

See accompanying notes which are an integral part of these statements.



                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 1996 and 1995
                              (In thousands)

                                (Unaudited)

                                               Sept. 30, 1996   Sept. 30, 1995
                                               --------------   -------------
Cash Flows From Operations:
  Net earnings                                   $  21,446       $ 10,744

  Non-cash adjustments to income:
     Depreciation and amortization                   8,656          4,729
     Deferred income taxes                          (3,726)        (1,857)
     Gain on sale of fixed assets                      (31)          (987)

  Changes in operating assets and liabilities:
     Accounts receivable                            (4,284)       (12,712)
     Inventories                                     8,662         (1,985)
     Other current assets                            2,024          1,465
     Current liabilities                            18,296          9,049
     Non-current liabilities                          (599)         1,620
     Deferred income                                  (528)        (2,199)
     Non-current asset                                (324)          (234)
                                                 ---------      ---------
     Net cash provided by operations                49,592          7,633

Cash Flows From Investing:
  Sale (purchase) of temporary
   investments - net                                   (82)         8,866
  Proceeds from sale of property,
   plant, and equipment                              1,343          3,702
  Capital expenditures                              (5,558)       (17,375)
                                                 ---------      ---------
     Net cash used for investing                    (4,297)        (4,807)

Cash Flows From Financing:
  Dividends paid                                    (5,756)        (5,756)
  Proceeds from long-term borrowings                15,000              0
  Payments on long-term borrowings                 (15,049)             0
  Change in short-term borrowings - net            (26,807)         9,701
                                                 ---------      ---------
     Net cash provided by (used for)
      financing                                    (32,612)         3,945

Effect of exchange rate changes on cash                 52             54
                                                 ---------      ---------
     Net increase in cash and
      cash equivalents                              12,735          6,825

  Balance at beginning of year                      15,077          4,118
                                                 ---------      ---------
  Balance at end of period                       $  27,812      $  10,943
                                                 ---------      ---------
Supplemental cash flow information:
  Interest paid                                  $   2,526      $     992
  Income taxes paid                                 11,594          4,823

See accompanying notes which are an integral part of these statements.



                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
           For the Nine Months Ended September 30, 1996 and 1995

                             (Unaudited)

Note 1.

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarter and nine months ended September 30, 1996 and 1995, the financial position at September 30, 1996 and the changes in the cash flows for the nine months ended September 30, 1996 and 1995. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 1995.

Note 2.

          The components of inventory at September 30, 1996 and December 31, 1995 are summarized as follows (dollars in thousands):

                                             Sept. 30,       Dec. 31,
                                                1996           1995
                                            -----------    -----------
          Components:
            Raw materials                    $ 27,438       $ 22,809
            Work-in-process                    16,200         18,868
            Finished goods                     21,755         31,711
                                            ---------      ---------

            Total inventories at
             FIFO costs                        65,393         73,388
          Excess of FIFO costs
            over LIFO value                   (21,127)       (20,460)
                                            ---------      ---------
            Total inventories                $ 44,266       $ 52,928

          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 59% and 60% of total inventory at September 30, 1996 and December 31, 1995, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.


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

          In connection with this matter, the Company expensed $0.2 million, $1.6 million, $0.5 million, and $.9 million for the year ended December 31, 1995, and fiscal years 1994, 1993, and 1992 respectively, for its estimated portion of the cleanup costs. There were no expenses incurred during the nine months ended September 30, 1996.

          As of September 30, 1996, 30 product related lawsuits were pending. Of these, two occurred between 1985 and 1990 when the Company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the Company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit on the insurer's contribution.

          Product liability reserves at September 30, 1996 are $6.7 million; $2.8 million reserved specifically for the 30 cases referenced above, and $3.9 million for incurred but not reported claims. These reserves were estimated using
          actuarial methods.   Based on the Company's experience in
          defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.

          It is always possible that the estimates for environmental remediation and product liability costs may change in the near future based upon new information which could arise.

          The Company is also involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the consolidated financial statements.


Note 4.

          In the transition period ended December 31, 1994, resulting from the Company's change in fiscal year-end, the Company's decision to consolidate large-crane manufacturing to a single site resulted in a $14 million pre-tax charge to earnings in the cranes and related products segment. The charge included a $9.4 million write-down of the facility being abandoned and estimated holding costs of $4.6 million while the site is being marketed. The estimate for future holding costs of the facility may change in the future.

          The assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin. The current carrying value of these assets, determined through independent appraisals, is approximately $3 million and is included in other assets. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. Future holding costs also include estimates for various environmental studies on the Peninsula location. To date, $1.5 million has been paid and charged against these reserves, including $0.9 million during the nine months ended September 30, 1996. There were no payments charged against the reserve during the third quarter of 1996.

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

          The aggregate consideration paid by the Company for Shannon was $127.0 million, which is net of cash acquired of $0.7 million, and which includes an amount due to a seller of $19.8 million which was paid in January, 1996, direct acquisition costs of $2.7 million, and other assumed liabilities of $1.3 million. The transaction was financed through credit facilities provided under a Credit Agreement dated December 1, 1995.

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

Note 6.
          On June 14, 1996, the company announced a three-for-two stock split in the form of a 50-percent stock dividend which was effective July 2 to shareholders of record on June 25. Adjusting for the split, the company now has approximately
          11.5 million shares outstanding. As a result of the stock split, all earnings and dividend per share amounts and average shares outstanding, appearing herein, have been retroactively adjusted to give effect of the stock split.

Note 7.
          Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for 1996.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter and Nine Months Ended September 30, 1996 and 1995.
----------------------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter and nine months ended September 30, 1996 and 1995 are shown below (in thousands):

                                       QUARTER ENDED                YEAR-TO-DATE
                                   Sept. 30,   Sept. 30,       Sept. 30,     Sept. 30,
                                     1996        1995             1996         1995
                                   --------    ---------        --------   -----------
NET SALES:
  Foodservice products             $ 67,194    $ 29,781         $187,320    $ 85,295
  Cranes & related products          53,997      45,787          156,499     120,073
  Marine                             10,851       4,520           41,541      26,108
                                   --------    --------         --------    --------
     Total                         $132,042    $ 80,088         $385,360    $231,476

EARNINGS (LOSS) FROM OPERATIONS:
  Foodservice products             $ 10,904    $  6,771         $ 29,168    $ 18,858
  Cranes and related products         6,506         829           14,909      (1,045)
  Marine                              1,369        (347)           6,170       4,727
  General corporate expense          (1,903)     (1,877)          (5,615)     (5,040)
  Amortization                         (750)          0           (2,250)          0
                                   --------    --------         --------    --------
     Total                         $ 16,126    $  5,376         $ 42,382    $ 17,500


Net sales for the quarter ended September 30, 1996, were $132.0 million, up 65% from $80.1 million for the third quarter of 1995. Net earnings were $8.5 million, or 74 cents per share, compared with $3.6 million, equal to 31 cents per share, earned in the third quarter of 1995, an increase of 137%. This represents the fourth consecutive quarter in which the company has shown an improvement in year-over-year quarterly earnings.

For the first nine months, net sales increased 66% to $385.4 million in 1996 from $231.5 million in 1995. Earnings for the same period in 1996 were double those of 1995 - $21.4 million and $1.86 per share, compared with $10.7 million and 93 cents per share.

Cranes and related products sales for the third quarter increased 18% over the same period last year. Operating earnings were $6.5 million and $14.9 million for the third quarter and first nine months of 1996, respectively, compared to quarterly earnings of $0.8 million and a year-to-date loss of $1.0 million for 1995. Every unit within the crane segment has contributed to the gain. In addition to continued productivity improvements during the quarter, the crane segment continues to benefit from the introduction of new crane models and a good boom-truck market. As of September 30, 1996, the backlog of unfilled crane segment orders stood at a record $145 million.

Sales and operating earnings for the foodservice products segment were $67.2 million and $10.9 million, respectively, for the third quarter of 1996, compared to $29.8 million and $6.8 million for 1995. The gain in sales was due largely to the addition of refrigeration equipment sales by the Kolpak, Tonka and McCall units. Comparable ice machine and reach-in sales by Manitowoc Equipment Works (MEW) were 5% higher than those of the third quarter in 1995. The on-going introduction of the first CFC-free ice cube machines bodes well for continuing the recent gains in market share. 1996 year-to-date sales and earnings were $187.3 million and $29.2 million, respectively, versus $85.3 million and $18.9 million, respectively, for the nine months ended September 30, 1996.

Third quarter sales in the Marine segment were $10.9 million, compared with $4.5 million recorded during the third quarter last year. Keying this quarter's earnings was a self-unloading cement barge which was delivered at a better margin than originally forecast. Earnings for the quarter stood at $1.4 million compared to an operating loss of $0.3 million during the same period last year. In addition, shipping activity on the Great Lakes continues at a high level, which is a positive indicator for this part of the business.

The company continues to generate strong positive cash flow. At the end of the quarter, the company had no revolving debt against its credit lines. Indebtedness under the six-year term facility stood at $111 million, including the current portion. During the quarter, the total indebtedness decreased by $10 million.


Financial Condition at September 30, 1996
------------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $29.4 million and future cash flows from operations are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt, costs associated with the plant consolidation, and capital expenditures.

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


                    PART II.    OTHER INFORMATION
                  ---------------------------------


Item 6.        Exhibits and Reports on Form 8-K
          -------------------------------------------

          (a) Exhibits:   See exhibit index following the signatures on
              this Report, which is incorporated herein by reference.


          (b) Reports on Form 8-K:    On August 7, 1996, the Company
              filed a Current Report on Form 8-K reporting, pursuant to Item 5 of such Form, the August 5, 1996 declaration by the Company's Board of Directors of a dividend distribution of one Right for each outstanding share of Common Stock, par value $0.01 per share, of the Company to shareholders of record at the close of business on September 19, 1996.






                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)




                                /s/  Fred M. Butler
                                ----------------------------
                                Fred M. Butler
                                President and
                                Chief Executive Officer



                                /s/  Robert R. Friedl
                                ----------------------------
                                Robert R. Friedl
                                Senior Vice President and
                                Chief Financial Officer



                                /s/  E. Dean Flynn
                                ----------------------------
                                E. Dean Flynn
                                Secretary









October 31, 1996







                     THE MANITOWOC COMPANY, INC.

                            EXHIBIT INDEX

                             TO FORM 10-Q

                      FOR QUARTERLY PERIOD ENDED

                          September 30, 1996







Exhibit                                                  Filed
No                      Description                     Herewith
------          ---------------------------           ------------

 4          First Amendment to Credit Agreement,
            dated as of September 30, 1996                   X


27          Financial Data Schedule                          X