Form 10-K
period 1996-12-31
MANITOWOC CO INC
filed 1997-03-31
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549


                                 FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from     ________  to   ________


Commission File Number 1-11978


                     THE MANITOWOC COMPANY, INC.
          --------------------------------------------------
        (Exact name of registrant as specified in its charter)


             Wisconsin                    39-0448110
    -------------------------------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)    Identification Number)


        500 South 16th Street, Manitowoc, Wisconsin     54220
    -------------------------------------------------------------
        (Address of Principal Executive Offices)  (Zip Code)


Registrant's Telephone Number, Including Area Code:  (414) 684-4410


Securities Registered Pursuant to Section 12(b) of the Act:

 Common Stock, $.01 Par Value    New York Stock Exchange
    (Title of Each Class)(Name of Each Exchange on Which Registered)

 Common Stock Purchase Rights


Securities Registered Pursuant to Section 12(g) of the Act:

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  [ X ]          No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Aggregate Market Value on February 28, 1997, of the registrant's Common Stock held by non-affiliates of the registrant was $376,646,979, based on the $33.88 per share average of high and low sale prices on that date.

     The number of shares outstanding of the registrant's Common Stock as of February 28, 1997, the most recent practicable date, was 11,511,357.


DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Annual Report to Shareholders for the period ended December 31, 1996 (the "1996 Annual Report"), are incorporated by reference into Parts I and II of this report.
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders dated April 1, 1997 (the "1997 Proxy Statement"), are incorporated by reference in Part III of this report.

     See Index to Exhibits.


                                PART I
                             -----------
Item 1.        Business
               ---------

GENERAL
--------------

     The Manitowoc Company, Inc. (the "Company" or "Manitowoc"), a Wisconsin corporation, is a diversified, capital goods manufacturer headquartered in Manitowoc, Wisconsin. Founded in 1902, the Company is principally engaged in: a) the design and manufacture of commercial ice machines and refrigeration products for the foodservice, lodging, convenience store and healthcare markets; (b) the design and manufacture of cranes and related products which are used by the energy, construction, mining and other industries; and (c) marine vessel repair. The Company currently operates a large-crane manufacturing facility and an ice machine and reach-in refrigerator/freezer manufacturing facility in Manitowoc, Wisconsin; seven refrigeration products facilities located in Tennessee and Wisconsin; ship repair yards in Sturgeon Bay, Wisconsin and Toledo and Cleveland, Ohio; a crane re-manufacturing facility in Bauxite, Arkansas; a crane replacement parts manufacturing facility in Punxsutawney, Pennsylvania and Pompano Beach, Florida; and a boom truck crane operation in Georgetown, Texas.

     For information relating to the Company's lines of business and industry segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition", "Eleven-Year Financial Summary and Business Segment Information", "Summary of Significant Accounting Policies -- Research and Development" and Note 14 to Consolidated Financial Statements on pages 18-21, 22-23, 28 and 33, respectively, of the 1996 Annual Report, which are incorporated herein by reference.

     On August 9, 1994, the Board of Directors changed the Company's fiscal year from the Saturday nearest to June 30 of each calendar year
to December 31 of each calendar year.   Such change in fiscal years
resulted in a transition period from July 3, 1994 through December 31, 1994. For further information concerning the transition period see "Summary of Significant Accounting Policies--Fiscal Year" on page 28 of the 1996 Annual Report, which is incorporated herein by reference.


PRODUCTS AND SERVICES
----------------------

Foodservice
-----------

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

     Effective December 1, 1995, the Company completed the purchase of The Shannon Group, Inc. ("Shannon"). Shannon is a manufacturer of commercial refrigerators, freezers and related products, ranging from small under-counter units to 300,000 square foot refrigerated warehouses. Among its wide range of products, Shannon is best known for its foamed-in-place walk-in refrigeration units, wood rail walk-in units, refrigerated food-prep tables, reach-in refrigerator/freezers and modular refrigeration systems. Shannon supplies walk-in refrigerator/freezers to many of the leading restaurant and grocery chains in the United States. See Note 9 to Consolidated Financial Statements on page 31 of the 1996 Annual Report, which is incorporated herein by reference.

     The acquisition of The Shannon Group, Inc. has made Foodservice equipment the Company's largest business segment. Prior to the acquisition, Foodservice represented 35% of the Company's total sales. In calendar 1996, Shannon and Manitowoc Equipment Works account for 48% of the Company's sales and 54% of the segment operating earnings.

     During 1996, Manitowoc Equipment Works introduced the new J-Series 1300 and 1800 ice-cube machines that feature a single evaporator rather than two that were used in earlier models. This improves reliability, simplifies maintenance, and reduces operating cost. All new J-Series models feature HFC refrigerants and our patented self-cleaning system, which cleans and sanitizes our ice machines at a flip of a switch. An automated self-cleaning system is also available as an option.

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

     The Foodservice Products business segment sales are made from the Company's inventory and sold worldwide through independent wholesale distributors, chain accounts, and government agencies. The distribution network now extends to 80 distributors in 70 countries within Western Europe, the Far East, the Middle East, the Near East, Latin America, North America, the Carribbean, and Africa. A new distribution facility in Rotterdam, Holland has enabled the Company to increase sales of ice and refrigerated foodservice equipment in Europe.

     Since sales are made from the Company's inventory, orders are generally filled within 24 to 48 hours. The backlog for unfilled orders for Foodservice Products at December 31, 1996 and 1995 were not significant.


Cranes and Related Products
----------------------------

     The Company designs and manufactures a diversified line of crawler, truck, fixed-base mounted, and hydraulically-powered cranes, which are sold under the "Manitowoc", "Manitex", and "West-
Manitowoc, Inc." names for use by the energy, construction, mining, pulp and paper, and other industries. Many of the Company's customers purchase one crane together with several options to permit use of the crane in various lifting applications and other operations. Various crane models combined with available options have lifting capacities ranging from approximately 10 to 1,500 U.S. tons and excavating capacities ranging from 3 to 15 cubic yards.

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

     During 1996, Manitowoc introduced two innovative attachments for its highly successful Model 888. The 888 RINGER is a 45-foot diameter attachment that boosts the 888's nominal capacity to 660 U.S. tons. For long-reach applications, the 888 can also be rigged with a luffing-jib attachment that delivers a 105,500-pound maximum capacity and allows the 888 to operate with a maximum combination of 370 feet of boom and luffing jib. The new Model-777 liftcrane, somewhat smaller than the 888, is set to be introduced in 1997.

     The Company also performs machining, fabricating and assembly subcontract work utilizing its crane manufacturing facilities. The Company also has a remanufacturing facility in Bauxite, Arkansas which buys older cranes for remanufacture and rebuilds and sells the finished units through the distribution channels mentioned below. Customer owned cranes are also remanufactured at this facility.

     In fiscal 1994, the Company launched a completely new business unit - West-Manitowoc. Its prime target is the smaller, independent contractors and rental-fleet customers who need smaller, less complicated, easily transportable, and more versatile cranes that meet the needs of a broad range of users.

     To serve this growing market, West-Manitowoc has developed a new line of value-priced cranes with those characteristics. The first of these, the 90-ton lifting capacity Model-222 crane, formerly known as the West-100, has successfully captured a large portion of the rental market for self-erecting cranes. During 1997, West-Manitowoc will introduce the 222EX, a self-erecting crawler crane that will serve the specialized needs of bridge and foundation contractors. West will further broaden its product line by introducing the Model-111, a 65-ton crawler crane designed to serve the varied demands of the general construction market.

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

     The Company's cranes and related products are sold throughout North America and foreign countries by independent distributors, and by Company- owned sales subsidiaries located in Mokena, Illinois; and Northampton, England. In July, 1996, the Company sold its sales subsidiary in Benicia, California. During calendar 1995, the Company sold its sales subsidiaries in Long Island City, New York; LaMirada, California; Seattle, Washington; and Chur, Switzerland. In fiscal 1993, the Company sold two previously owned sales subsidiaries located in Davie, Florida and Charlotte, North Carolina.

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

     See Note 14 to Consolidated Financial Statements on page 33 of the 1996 Annual Report with respect to export sales, which is incorporated herein by reference. Such sales are usually made to the Company's foreign subsidiaries or independent distributors, in addition to sales made to domestic customers for foreign delivery. Foreign sales are made on Letter of Credit or similar terms.

     The year-end backlog of crane products includes orders which have been placed on a production schedule, and those orders which the Company has accepted and which are expected to be shipped and billed during the next fiscal year. The backlog of unfilled orders for cranes and related products at December 31, 1996 approximates $136.0 million, as compared with $85.8 million a year earlier. The increase is primarily due to the continued positive customer acceptance of the Company's Model-888 crane, initial orders for the new Model-777 crane, one M-1200 RINGER, and four 888 RINGERs.


Marine
------

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

     The Marine Group (made up of BSC, Toledo Shiprepair Co., and Cleveland Shiprepair Co.) dry-docks and services commercial vessels of all sizes, including 1,000-foot super carriers, the largest vessels sailing the Great Lakes. The Marine Group's capabilities include planned and emergency maintenance, vessel inspections, five-year surveys, conversions, repowering, and retrofitting plus repair service for hulls, turbines, boilers, propulsion systems and cargo systems.
To reduce seasonality, the Marine Group has begun to perform non-marine industrial repair during the summer months.

     In July, 1996, Bay Shipbuilding Co. (BSC), a division in the
Company's Marine Group, completed construction of a self-unloading cement barge for a Great Lakes customer. BSC intends to pursue these types of projects with other Great Lakes customers.

     The year-end backlog for the marine segment includes repair and maintenance work presently scheduled at the shipyard which will be completed in the next fiscal year. At December 31, 1996 the backlog approximates $5.9 million, compared to $21.2 million one year ago. The 1995 backlog included construction of the self-unloading cement barge.


Raw Materials and Supplies
----------------------------

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


Patents, Trademarks, Licenses
------------------------------

     The Company owns a number of United States and foreign patents pertaining to the crane and foodservice products, and has presently pending applications for patents in the United States and foreign countries. In addition, the Company has various registered and unregistered trademarks and licenses which are of material importance to the Company's business.

Seasonality
-----------

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

Competition
------------

     All of the Company's products are sold in highly competitive markets. Competition is at all levels, including price, service and product performance.

     Within the ice machine division, there are several manufacturers with whom the Company competes. The primary competitors include Scotsman Industries (tradename Scotsman and Crystal Tips), Prospect Heights, Illinois; Welbilt Company (tradename Ice-O-Matic), New Hyde Park, New York; and Hoshizaki American, Inc. (tradename Hoshizaki), Peachtree City, Georgia. The Company is the leading, low-cost, producer of ice machines in North America.

     The list of competitors for the refrigeration products line include Beverage Air, Spartanburg, South Carolina; The Delfield Company, Mt. Pleasant, Michigan; Traulsen & Company, Inc., College Point, New York; True Food Service Company, O'Fallon, Missouri; Hobart, Inc., Troy, Ohio; Elliot-Williams Co., Inc., Indianapolis, Indiana; Hussman Corporation, Bridgeton, Missouri; ThermoKool, Laurel, Mississippi; Masterbilt, New Albany, Mississippi; W. A. Brown, Salisbury, Nebraska; and American Panel, Ocala, Florida. The Company is one of the leading producers of small undercounter refrigeration units and large refrigerated warehouses as well as a supplier of walk-in refrigerator/freezers to many of the leading restaurant and grocery chains in the United States.

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

     The competitors within the boom truck crane market include
Simon-R.O. Corp., Olathe, Kansas; National Crane, Waverly, Nebraska; and JLG, McConnellsburg, Pennsylvania. The Company believes that its current output of boom truck cranes ranks second among its competitors.

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

Employee Relations
--------------------

     The Company employs approximately 2,900 persons, of whom about 540 are salaried. The number of employees is consistent with the prior year.

     The Company has labor agreements with 20 union locals. There have been no work stoppages during the three years ended December 31, 1996.



Item 2.        PROPERTIES
               ------------

Owned
-------

     The Company owns Foodservice manufacturing facilities located in Manitowoc, Wisconsin; River Falls, Wisconsin; Mason City, Iowa;
Parsons, Tennessee; and Scotts Hill, Tennessee.

     Manitowoc Equipment Works' production of ice machines and reach-in coolers are housed in a recently expanded 368,000 square foot facility in Manitowoc, Wisconsin. The 128,000 square foot addition was completed during 1995 and permitted both ice machines and reach-ins to be manufactured in the same facility.

     The acquisition of The Shannon Group, Inc. included four manufacturing facilities located in Parsons, Tennessee; River Falls, Wisconsin; Mason City, Iowa and Scotts Hill, Tennessee. The Parsons and River Falls facilities have approximately 212,000 and 133,000 square feet of manufacturing and office space, respectively. The Mason City and Scotts Hill plants each have about 40,000 square feet of manufacturing space. In 1996, the Company closed the Mason City facility and consolidated the manufacturing with the leased facility in Greeneville, Tennessee. The Mason City plant is currently held for sale.

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

     The Punxsutawney operations consist of three manufacturing and office facilities operated as Femco Machine Co. These facilities have approximately 71,000 square feet and are located on approximately 34 acres. A similar facility in nearby Hawthorn, Pennsylvania was sold in November, 1995.

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


Leased
-------

     The Company leases three manufacturing facilities for the foodservice division including 90,000 square feet in Selmer, Tennessee; 50,000 square feet in Greeneville, Tennessee and 38,500 square feet in Bethel Springs, Tennessee. The Company also leases approximately 11,000 square feet of office space for The Shannon Group, Inc. in Brentwood, Tennessee. In addition, the Company leases sales offices and warehouse facilities for cranes and related products in Big Bend, Wisconsin; and Mokena, Illinois. Facilities are also leased in Pompano Beach, Florida for parts manufacturing and crane re-manufacturing. Furthermore, the Company leases the shipyard facilities at Toledo and Cleveland, Ohio for the marine segment.
These facilities include waterfront land, buildings, and 800-foot and 550-foot graving docks.



Item 3.        LEGAL PROCEEDINGS
               -------------------

     The information required by this item is incorporated by reference from Note 11 to Consolidated Financial Statements on Page 32 of the 1996 Annual Report.



Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

     No matters were submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended December 31, 1996.

Executive Officers of the Registrant
-------------------------------------

Each of the following officers of the Company has been elected to a one-year term by the Board of Directors. The information presented is as of February 28, 1997.

                                                        Principal
                                   Position With        Position
    Name               Age        The Registrant       Held Since
----------            -----       --------------      ------------

Fred M. Butler         61         President & CEO           1990

Robert R. Friedl       42         Senior Vice               1996
                                   President & CFO

Thomas G. Musial       45         Vice President            1995
                                   -Human Resources

Philip D. Keener       45         Treasurer                 1990

E. Dean Flynn          54         Secretary                 1993

Terry D. Growcock      51         President and             1996
                                   General Manager

Jeffry D. Bust         43         President and             1996
                                   General Manager

Bruce C. Shaw          62         President and             1996
                                   General Manager




Fred M. Butler, 61, president and chief executive officer of The Manitowoc Company, Inc. since 1990. Previously senior vice-president and chief operating officer (1989); and manager of administration
(1988). Prior to joining Manitowoc, Mr. Butler served Guy F. Atkinson Co., and its subsidiaries, for 29 years in numerous managerial and executive positions.

Robert R. Friedl, 42, senior vice president and chief financial officer since 1996. Previously, vice president and chief financial officer (1992),vice president of finance (1990), and assistant treasurer
(1988). Prior to joining Manitowoc, Mr. Friedl served as chief financial officer with Coradian Corp.; was co-founder, vice president of finance, and treasurer of Telecom North, Inc.; and tax manager for Nankin, Schnoll & Co., S.C.

Thomas G. Musial, 45, vice president human resources since 1995.
Previously, manager of human resources (1987) and personnel/industrial relations specialist (1976).

Philip D. Keener, 45, treasurer since 1990.  Prior to joining
Manitowoc, Mr. Keener served as assistant treasurer of Farley
Industries, Inc., and in various financial capacities at Northwest Industries, Inc.

E. Dean Flynn, 54, secretary since 1993. Previously, assistant corporate secretary (1987) manager of corporate insurance (1990); and legal assistant (1985). Formerly served the Wabco division of Dresser Industries, Inc., in numerous managerial positions for 23 years, departing as manager of legal affairs in 1985.

Terry D. Growcock, 51, president and general manager of Manitowoc Ice, Inc. since 1996. Previously, executive vice president and general manager of Manitowoc Equipment Works (1994). Prior to joining Manitowoc Ice Inc., Mr. Growcock served as vice president and general manager with Robertshaw Automotive; and vice president and general manager with Paragon Electric.

Jeffry D. Bust, 43, president and general manager of Manitowoc Cranes, Inc. since 1996. Previously executive vice president and general manager (1994). Prior to joining Manitowoc Cranes, Inc., Mr. Bust served as senior vice president and general manager with Mining and Equipment Division of Harnischfeger Corp.

Bruce C. Shaw, 62, president and general manager of Bay Shipbuilding Co., and executive vice president of Manitowoc Marine Group, Inc. since 1996. Previously, executive vice president and general manager
(1992), vice president and assistant general manager (1987), director of operations (1984), assistant operations manager (1977), and manager planning (1974) with Bay Shipbuilding Co.



                                PART II
                               --------

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS
               -------------------------------------------------



The information required by this item is incorporated by reference from "Quarterly Common Stock Price Range", "Eleven-Year Financial Summary and Business Segment Information," "Supplemental Quarterly Financial Information (Unaudited)", and "Investor Information" on pages 1, 22-23, 34 and 37, respectively, of the 1996 Annual Report.


Item 6.        SELECTED FINANCIAL DATA
               --------------------------

The information required by this item is incorporated by reference from "Eleven-Year Financial Summary and Business Segment Information" on pages 22-23 of the 1996 Annual Report.


Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------------

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18-21 of the 1996 Annual Report.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               ----------------------------------------------

The financial statements required by this item are incorporated by reference from pages 24-33 of the 1996 Annual Report. Supplementary financial information is incorporated by reference from "Supplemental Quarterly Financial Information (Unaudited)" on page 34 of the 1996 Annual Report. See also the reports of the former independent public accountants included as part of Item 14 of this report and incorporated herein by reference.


Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE
               --------------------------------------------------

None.



                               PART III
                              ----------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ---------------------------------------------------

The information required by this item is incorporated by reference from "Compliance with Section 16(a) of the Exchange Act" on page 4 of the 1997 Proxy Statement and from Election of Directors" on pages 4-5 of the 1997 Proxy Statement. See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION
          ---------------------------

The information required by this item is incorporated by reference from "Compensation of Directors", "Executive Compensation", "Contingent Employment Agreements", and "Supplemental Retirement Agreements" on pages 6-10 and 15 of the 1997 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
          --------------------------------------------------

The information required by this item is incorporated by reference from "Ownership of Securities" on pages 2-4 of the 1997 Proxy
Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ------------------------------------------------

None.

                               PART IV
                              ---------

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K
               ----------------------------------------------------

(a)  Documents filed as part of this Report.

     (1)  Financial Statements:

        The following Consolidated Financial Statements are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

        Report of Independent Public Accountants on fiscal years ended December 31, 1996 and December 31, 1995, and transition period ended December 31, 1994 Financial Statements

        Report of Former Independent Public Accountants on fiscal year ended July 2, 1994 Financial Statements

        Consolidated Statements of Earnings for the periods ended
        December 31, 1996, December 31, 1995, December 31, 1994, and
        July 2, 1994.

        Consolidated Balance Sheets as of December 31, 1996 and
        December 31, 1995.

        Consolidated Statements of Cash Flows for the periods ended December 31, 1996, December 31, 1995, December 31, 1994 and July 2, 1994.

        Consolidated Statements of Stockholders' Equity for the periods ended December 31, 1996, December 31, 1995, December 31, 1994, and July 2, 1994.

        Summary of Significant Accounting Policies.

        Notes to Consolidated Financial Statements.

     (2)  Financial Statement Schedules:

        Financial Statement Schedules for the year ended December 31, 1996 and December 31, 1995, transition period ended December 31, 1994, and fiscal year ended July 2, 1994.


    Schedule          Description                 Filed Herewith
  -----------       --------------              -----------------

        II       Valuation and Qualifying
                 Accounts                               X

                 Report of Independent Public
                 Accountants on fiscal year
                 ended December 31, 1996,
                 December 31, 1995, and
                 transition period ended
                 December 31, 1994 Financial
                 Statement Schedules                    X

                 Report of Former Independent
                 Public Accountants on fiscal
                 year ended July 2, 1994
                 Financial Statement Schedules          X


     All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required under rules of Regulation S-X.


(b)  Reports on Form 8-K:

     A report on Form 8-K, dated as of February 19, 1997, was filed on March 4, 1997, stating that the Board of Directors of The Manitowoc Company, Inc. decided to discontinue its common stock repurchase program, effective immediately.


(c) Exhibits:

     See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

           REPORT OF FORMER INDEPENDENT PUBLIC ACCOUNTANTS



To The Manitowoc Company, Inc.:

We have audited the consolidated balance sheet of The Manitowoc Company, Inc. (a Wisconsin corporation) as of July 2, 1994, and the related statement of earnings, stockholders' equity and cash flow for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. as of July 2, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Milwaukee, Wisconsin          /s/ Arthur Andersen LLP
July 28, 1994                 ----------------------------------
                              ARTHUR ANDERSEN LLP

                  REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
The Manitowoc Company, Inc. and Subsidiaries

Our report on the consolidated financial statements of The Manitowoc Company, Inc. and Subsidiaries has been incorporated by reference in the Form 10-K from page 34 of the 1996 Annual Report of The Manitowoc Company, Inc. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 19 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Milwaukee, Wisconsin               /s/ Coopers & Lybrand L.L.P.
February 5, 1997                   ----------------------------
                                   COOPERS & LYBRAND L.L.P.

           REPORT OF FORMER INDEPENDENT PUBLIC ACCOUNTANTS
                      ON SUPPLEMENTARY SCHEDULES

We have audited in accordance with generally accepted auditing standards, the financial statements included in The Manitowoc Company, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 28, 1994.
Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin               /s/  Arthur Andersen LLP
July 28, 1994.                     ---------------------------
                                   ARTHUR ANDERSEN LLP

                                                 THE MANITOWOC COMPANY, INC.
                                                      AND SUBSIDIARIES

                                       SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE FISCAL YEAR ENDED, JULY 2, 1994, TRANSITION PERIOD ENDED DECEMBER 31, 1994,
                                CALENDAR YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1996



                                         BALANCE AT      CHARGED TO                       BALANCE AT
                                          BEGINNING       COSTS AND                         END OF
          DESCRIPTION                     OF PERIOD       EXPENSES     DEDUCTIONS (1)       PERIOD
       -----------------                 ----------      -----------    ------------      -----------
YEAR ENDED JULY 2, 1994:

  Allowance for doubtful accounts        $  807,202       $ 702,079      $ (732,536)       $  776,745

PERIOD ENDED DECEMBER 31, 1994:

  Allowance for doubtful accounts        $  776,745       $ 419,442      $       --        $1,196,317

YEAR ENDED DECEMBER 31, 1995:

  Allowance for doubtful accounts        $1,196,317       $ 283,843      $ (114,804)       $1,365,356

YEAR ENDED DECEMBER 31, 1996:

  Allowance for doubtful accounts        $1,365,356       $ 322,837      $ (711,986)       $  976,207

(1) Deductions represent bad debts written-off, net of recoveries.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated:    March 31, 1997


                                   THE MANITOWOC COMPANY, INC.


                                   By:  /s/  Fred M. Butler
                                   -----------------------------------
                                   Fred M. Butler
                                   President & Chief Executive Officer



                                   By:  /s/  Robert R. Friedl
                                   -----------------------------------
                                   Robert R. Friedl
                                   Senior Vice President and
                                   Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:



  /s/  Fred M. Butler                                  March 31, 1997
----------------------------------------
Fred M. Butler, President & CEO, Director

  /s/  Robert R. Friedl                                March 31, 1997
----------------------------------------
Robert R. Friedl, Senior Vice President & CFO

  /s/  Gilbert F. Rankin, Jr.                          March 31, 1997
----------------------------------------
Gilbert F. Rankin, Jr., Director

  /s/  George T. McCoy                                 March 31, 1997
----------------------------------------
George T. McCoy, Director

  /s/  Guido R. Rahr, Jr.                              March 31, 1997
----------------------------------------
Guido R. Rahr, Jr., Director
                                                       March 31, 1997
----------------------------------------
James P. McCann, Director
                                                       March 31, 1997
----------------------------------------
Dean H. Anderson, Director
                                                       March 31, 1997
----------------------------------------
Robert S. Throop, Director

                     THE MANITOWOC COMPANY, INC.
                      ANNUAL REPORT ON FORM 10-K
            FOR THE CALENDAR YEAR ENDED DECEMBER 31, 1996
                          INDEX TO EXHIBITS
                                                                  Filed
Exhibit No.                  Description                         Herewith
-----------                  -----------                         --------

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

4.1            Rights Agreement dated August 5, 1996
               between the Registrant and First Chicago
               Trust Company of New York (filed as
               Exhibit 4 to the Company's current
               Report on Form 8-K filed on August 5,
               1996 and incorporated herein by
               reference).

4.2(a)         Credit Agreement, dated as of December
               1, 1995, among The Manitowoc Company,
               Inc., as Borrower, certain subsidiaries
               from time to time parties thereto, as
               Guarantors, the several Lenders, and
               NationsBank, N.A., as Agent (filed as
               Exhibit 4.1 to the Company's Report on
               Form 8-K dated as of December 1, 1995
               and incorporated herein by reference).

4.2(b)         First amendment to Credit Agreement,
               dated as of September 30, 1996 (filed as Exhibit 4 to the Company's Quarterly
               Report on Form 10-Q for the quarter-
               ended September 30, 1996 and
               incorporated herein by reference).

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

4.4 Articles III, V, and VIII of the Amended and Restated Articles of Incorporation
               (see Exhibit 3.1 above).

10.1(a) **     The Manitowoc Company, Inc. Deferred
               Compensation Plan effective August 20,
               1993 (the "Deferred Compensation Plan")
               (filed as Exhibit 4.1 to the Company's
               Registration Statement on Form S-8 filed
               June 23, 1993 (Registration No. 33-
               65316) and incorporated herein by
               reference).

10.1(b) **     Amendment to Deferred Compensation Plan
               adopted by the Board of Directors on
               February 18, 1997.                                    X

10.2 **        The Manitowoc Company, Inc. Management
               Incentive Compensation Plan (Economic
               Value Added (EVA) Bonus Plan) effective
               July 4, 1993, and as amended February
               18, 1997.                                             X

10.3 **        Form of Contingent Employment Agreement
               between the Company and Messrs. Butler, Flynn, Friedl, Keener, Musial, Bust,
               Growcock and Shaw and certain other
               employees of the Company (filed as
               Exhibit 10(c)to the Company's Annual
               Report on Form 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference).

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

10.6(a) **     Supplemental Retirement Agreement
               between Robert K. Silva and the Company
               dated January 2, 1995 (filed as Exhibit
               10 to the Company's Report on Form 10-Q
               for the transition period ended December
               31, 1994 and incorporated herein by
               reference).

10.6(b) **     Restatement to clarify Mr. Silva's
               Supplemental Retirement Agreement
               dated March 31, 1997.                                 X

10.7 *         The Manitowoc Company, Inc. 1995 Stock
               Plan (filed as Appendix A to the
               Company's Proxy Statement dated April 2,
               1996 for its  1996 Annual Meeting of
               Stockholders and incorporated herein by
               reference).

13             Portions of the 1996 Annual Report to
               Shareholders of The Manitowoc Company,
               Inc. incorporated by reference into this
               Report on Form 10-K.                                  X

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

                              -22-