Form 10-Q
period 1997-03-31
MANITOWOC CO INC
filed 1997-05-01
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                                 ----------------

                                    OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                   -------------       --------------

Commission File Number        1-11978
                              -------


                       The Manitowoc Company, Inc.
            --------------------------------------------------
          (Exact name of registrant as specified in its charter)

                 Wisconsin                        39-0448110
             -----------------               --------------------
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)       Identification Number)


                 500 So. 16th Street, Manitowoc, Wisconsin  54220
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

          Yes   ( X )         No   (   )

     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of March 31, 1997, the most recent practicable date, was 11,511,357.


                      PART I.  FINANCIAL INFORMATION
                   ------------------------------------

Item 1.  Financial Statements
------------------------------

                       THE MANITOWOC COMPANY, INC.
                   Consolidated Statements of Earnings
          For the First Quarter of Calendar Years 1997 and 1996
                               (Unaudited)
         (In thousands, except per-share and average shares data)



                                    March 31, 1997     March 31, 1996
                                    --------------      -------------

Net Sales                             $ 116,041         $ 114,099

Costs And Expenses:
  Cost of goods sold                     84,033            85,462
  Engineering, selling and
   administrative expenses               20,707            19,433
                                      ---------          --------
     Total                              104,740           104,895


Earnings From Operations                 11,301             9,204

Other Income (Expense):
  Interest expense                       (1,124)           (2,462)
  Interest and dividend income               68                51
  Other income                               37                67
                                      ---------          --------
     Total                               (1,019)           (2,344)
                                      ---------          --------
Earnings Before Taxes
  On Income                              10,282             6,860

Provision For Taxes On Income             3,804             2,746
                                      ---------          --------
Net Earnings                           $  6,478           $ 4,114
                                      ---------          --------


Net Earnings Per Share                   $  .56           $   .36


Dividends Per Share                      $  .17           $   .17


Average Shares Outstanding          11,511,357         11,511,357



See accompanying notes which are an integral part of these statements.


                       THE MANITOWOC COMPANY, INC.
                       Consolidated Balance Sheets
                As of March 31, 1997 and December 31, 1996
                               (Unaudited)
                    (In thousands, except share data)

                                 -ASSETS-
                                                   March 31,     December 31,
                                                      1997           1996
                                                   ---------      ----------
Current Assets:
  Cash and cash equivalents                         $  8,492      $  14,364
  Marketable securities                                1,668          1,657
  Accounts receivable                                 56,280         53,876
  Inventories                                         53,349         43,978
  Prepaid expenses and other                           1,096          1,281
  Future income tax benefits                          12,719         12,719
                                                   ---------      ---------
     Total current assets                            133,604        127,875

  Intangibles assets-net                              91,345         92,200

  Other assets                                        12,942         12,932

  Property, plant and equipment:
   At cost                                           192,517        189,383
   Less accumulated depreciation                    (106,663)      (104,680)
                                                   ---------      ---------
   Property, plant and equipment-net                  85,854         84,703
                                                   ---------      ---------
     TOTAL                                          $323,745      $ 317,710
                                                   ---------      ---------

                  -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
  Accounts payable and accrued expenses             $ 83,804      $  90,967
  Current portion of long-term debt                   12,048         11,064
  Short term borrowings                               11,500              0
  Product warranties                                   9,171          8,271
                                                   ---------      ---------
     Total current liabilities                       116,523        110,302

Non-Current Liabilities:
  Long-term debt, less current portion                72,758         76,501
  Product warranties                                   4,837          4,914
  Postretirement health benefits obligations          19,552         19,455
  Other                                                5,404          6,209
                                                   ---------      ---------
     Total non-current liabilities                   102,551        107,079
                                                   ---------      ---------
Stockholders' Equity:
  Common stock (16,331,770 shares
   issued at both dates)                                 163            163
  Additional paid-in capital                          31,061         31,061
  Cumulative foreign currency
   translation adjustments                                 3            220
  Retained earnings                                  154,946        150,387
  Treasury stock at cost (4,820,413 shares
     at both dates)                                  (81,502)       (81,502)
                                                   ---------      ---------
     Total stockholders' equity                      104,671        100,329
                                                   ---------      ---------
     TOTAL                                          $323,745       $317,710
                                                   ---------      ---------

See accompanying notes which are an integral part of these statements.


                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statement of Cash Flows
            For the Three Months Ended March 31, 1997 and 1996
                              (In thousands)

                                (Unaudited)
                                                 March 31,       March 31,
                                                   1997             1996
                                                 --------        ----------
Cash Flows From Operations:
  Net earnings                                     $ 6,478        $ 4,114

  Non-cash adjustments to income:
     Depreciation and amortization                   2,793          2,765
     Deferred financing fees                            75             75
     Loss on sale of fixed assets                       31             --

  Changes in operating assets and liabilities:
     Accounts receivable                            (2,404)        (6,756)
     Inventories                                    (9,371)        (4,961)
     Other current assets                              185            (99)
     Current liabilities                            (6,494)        (1,391)
     Non-current liabilities                          (707)          (540)
     Non-current assets                                (10)           478
                                                  --------       --------
Net cash used for operations                        (9,424)        (6,315)

Cash Flows From Investing:
  Purchase of temporary investments - net              (11)           (16)
  Proceeds from sale of property, plant,
   and equipment                                         0            253
  Capital expenditures                              (3,213)        (1,292)
                                                  --------       --------
     Net cash used for investing                    (3,224)        (1,055)

Cash Flows From Financing:
  Dividends paid                                    (1,919)        (1,919)
  Proceeds from long-term borrowings-net                 0         15,000
  Payments on long-term borrowings                  (2,759)        (2,500)
  Change in short-term borrowings-net               11,500         (5,607)
                                                  --------       --------
     Net cash provided by financing                  6,822          4,974

Effect of exchange rate changes on cash                (46)          (103)
                                                  --------       --------
     Net decrease  in cash
     and cash equivalents                           (5,872)        (2,499)

  Balance at beginning of year                      14,364         15,077
                                                  --------       --------
  Balance at end of period                        $  8,492       $ 12,578
                                                  --------       --------
Supplemental cash flow information:
  Interest paid                                   $  1,904      $   1,291
  Income taxes paid                               $    663      $     330


See accompanying notes which are an integral part of these statements.




                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
       For the Three Months Ended March 31, 1997 and March 31, 1996

                               (Unaudited)

Note 1.

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarters ended March 31, 1997 and 1996, the financial position at March 31, 1997 and the changes in the cash flows for the quarters ended March 31, 1997 and 1996. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 1996.


Note 2.

          The components of inventory at March 31, 1997 and December 31,
          1996 are summarized as follows (dollars in thousands):

                                                March 31,    December 31,
                                                  1997           1996
                                                --------      ----------
          Components:
            Raw materials                      $  20,641     $  20,153
            Work-in-process                       24,582        19,447
            Finished goods                        29,796        25,725
                                               ---------      --------
            Total inventories at
             FIFO costs                           75,019        65,325

          Excess of FIFO costs
            over LIFO value                      (21,670)      (21,347)
                                               ---------      --------
            Total inventories                  $  53,349     $  43,978

          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 56% of total inventory at March 31, 1997 and December 31, 1996. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.


Note 3.

          The United States Environmental Protection Agency ("EPA") has identified the company as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), liable for the costs associated with investigating and cleaning up contamination at the Lemberger Landfill Superfund Site (the "Site") near Manitowoc, Wisconsin.

          Approximately 150 PRP's have been identified as having shipped substances to the Site. Eleven of the potentially responsible parties have formed a group (the Lemberger Site Remediation Group, or LSRG) and have successfully negotiated with the EPA and the Wisconsin Department of Natural Resources to settle the potential liability at the Site and fund the cleanup.

          Recent estimates indicate that the total cost to clean up the Site could be as high as $30 million, however, the ultimate remediation methods and appropriate allocation of costs for the Site are not yet final. Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. There were no expenses incurred during the transition period ended December 31, 1994 and the first quarter ended March 31, 1997 and 1996.

          The company adopted the AICPA Statement of Position (SOP) No. 96-1, "Environmental Remediation Liabilities" in the first quarter of 1997. This SOP requires the company to accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The adoption of this SOP did not have a significant effect on the financial statements.

          As of March 31, 1997, 26 product-related lawsuits were pending. Of these, two occurred between 1985 and 1990 when the company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit on the insurer's contribution.

          Product liability reserves at March 31, 1997 are $6.7 million; $2.1 million reserved specifically for the 26 cases referenced above, and $4.6 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $0.3 million, and $0.6 million for an insured claim. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.

          It is reasonably possible that the estimates for environmental remediation and product liability costs may change in the near future based upon new information which may arise. Presently, there is no reliable means to estimate the amount of any such potential changes.

          The company is also involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the consolidated financial statements.


Note 4.

          During the fourth quarter of 1996, the company's decision to consolidate and close walk-in refrigeration plants located in Iowa and Tennessee resulted in a $1.2 million charge to earnings in the Foodservice segment. The charge includes a write-down to the estimated net realizable values of the assets being abandoned and takes into consideration future holding costs and costs related to the sale of the properties. During the first quarter of 1997, nothing was charged against the reserve.

          In the transition period ended December 31, 1994, the company's decision to consolidate its large-crane manufacturing to a single site resulted in a $14 million charge to earnings in the cranes and related products segment. The charge included a $9.4 million write-down of the facility being abandoned and estimated holding costs of $4.6 million while the facility is being marketed. It is reasonably possible that the estimate for future holding costs of the facility may change in the future.

          The assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin. The current carrying value of these assets, determined through independent appraisals, is approximately $3 million and is included in other assets. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. Future holding costs also include estimates for potential environmental liabilities on the Peninsula location. During the years ended December 31, 1996 and 1995, $1.1 million and $.6 million was paid and charged against these reserves, respectively. For the first quarter of 1997 and 1996, $.1 million and $.7 million, respectively, was charged against the reserve.

Note 5.

          On June 14, 1996, the company`s board of directors authorized a three-for-two stock split in the form of a 50-percent stock dividend payable on July 2, 1996 to shareholders of record on June 25, 1996. A total of 3,836,889 shares were issued in connection with the split and fractional shares were paid in cash. All references in the financial statements to average number of common shares outstanding and related earnings per share amounts, market prices per share of common stock, and stock option plan data have been restated to reflect the split.


Note 6.

          Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters Ended March 31, 1997
and March 31, 1996
-----------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter ended March 31, 1997 and 1996 are shown below (in thousands):

                                         March 31, 1997   March 31, 1996
                                          -------------   -------------
NET SALES:
  Foodservice products                     $   52,509        $ 52,600
  Cranes and related products                  56,343          50,134
  Marine                                        7,189          11,365
                                            ---------        --------
     Total                                  $ 116,041        $114,099

EARNINGS (LOSS) FROM OPERATIONS:
  Foodservice products                          6,176           7,004
  Cranes and related products                   6,937           3,553
  Marine                                        1,027           1,185
  General corporate expense                    (2,059)         (1,788)
  Amortization                                   (780)           (750)
                                            ---------        --------
     Total                                  $  11,301        $  9,204

First quarter net earnings were $6.5 million, or 56 cents per share, up 57% from the prior-year quarter when the company earned $4.1 million, or 36 cents per share. Sales for the quarter were $116.0 million, compared with $114.1 million in the same period last year. The strong earnings improvement was driven by higher sales and higher operating margins in the crane business in addition to lower interest expense and a lower tax rate.

Foodservice Equipment sales were $52.5 million for the quarter, showing little change over the first quarter of 1996. Operating earnings dropped 12% to $6.2 million, from $7.0 million in 1996. A significant reason for the lower margins is the costs associated with the new Nevada plant and the consolidation of the Iowa and Tennessee facilities.

First quarter sales for the Crane segment were $56.3 million, compared to $50.1 million for 1996. Crane segment operating earnings were $6.9 million, nearly double those of the first quarter last year. Most of the improvement came from continuing productivity gains and higher margins on the new products at the large-crane unit, which produces heavy-lift lattice-boom models used primarily in crane rental and heavy construction applications.

The crane backlog of unfinished orders climbed to approximately $145 million at the end of the quarter, as compared to $136 million at December 31, 1996. A majority of sales are being generated from products introduced during the last three to four years. The backlog of boom trucks at Manitex and of new West-Manitowoc cranes are both showing strong gains.

Marine segment sales were $7.2 million, off 37% from the first quarter last year when the company was in the midst of a major barge construction project. Operating profits were $1.0 million, a decline of only 13%, however, because of a change in product mix to a greater percentage of higher margin services.

Interest expense was significantly lower than in the first quarter last year because of an aggressive early repayment of debt during the last half of 1996.

Bottom-line results also benefited from a tax rate of 37%, compared with a 40% rate for the same three months of last year. Management anticipates the company will continue to benefit from lower state income taxes throughout 1997.

Financial Condition at March 31, 1997
--------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $10.2 million and future cash flows from operations are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt, line of credit, costs associated with the plant opening and consolidations, and anticipated capital expenditures.

This report on Form 10-Q includes forward-looking statements based on management's current expectations. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements in this report. Such forward-looking statements generally are identifiable by words such as "believes," "intends," "estimates," "expects" and similar expressions.

These statements involve a number of risks and uncertainties and must be qualified by factors that could cause results to be materially different from what is presented here. This includes the following factors for each business: Foodservice Equipment - demographic changes affecting the number of women in the workforce, general population growth, and household income; serving large restaurant chains as they expand their global operations; specialty foodservice market growth; and the demand for equipment for small kiosk-type locations. Cranes and Related Products - market acceptance of innovative products; cyclicality in the construction industry; growth in the world market for heavy cranes; demand for used equipment in developing countries. Marine - shipping volume fluctuations based on performance of the steel industry; five-year drydocking schedule; reducing seasonality through non-marine repair work.



                      PART II.    OTHER INFORMATION
                   ------------------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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





                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)




                                /s/  Fred M. Butler
                                -------------------------------
                                Fred M. Butler
                                President and
                                Chief Executive Officer



                                /s/  Robert R. Friedl
                                -------------------------------
                                Robert R. Friedl
                                Senior Vice President and
                                Chief Financial Officer



                                /s/  E. Dean Flynn
                                -------------------------------
                                E. Dean Flynn
                                Secretary


April 28, 1997







                       THE MANITOWOC COMPANY, INC.

                              EXHIBIT INDEX

                               TO FORM 10-Q

                        FOR QUARTERLY PERIOD ENDED

                              MARCH 31, 1997







Exhibit                                            Filed
 No               Description                    Herewith
-------           -----------                    --------



 27            Financial Data Schedule               X