Form 10-Q
period 1997-06-30
MANITOWOC CO INC
filed 1997-07-28
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 1997
                                             ----------------


                    OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   ------------        -------------

     Commission File Number        1-11978
                                   --------


                        The Manitowoc Company, Inc.
         ---------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Wisconsin                           39-0448110
     -------------------------------         ------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification Number)


             500 So. 16th Street, Manitowoc, Wisconsin  54220
      ---------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)


                              (414) 684-4410
         --------------------------------------------------------
           (Registrant's telephone number, including area code)

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

                         Yes  ( X )     No   (   )


     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of June 30, 1997, the most recent practicable date, was 17,267,035.


                      PART I.  FINANCIAL INFORMATION
                     --------------------------------


Item 1.  Financial Statements
-----------------------------

                        THE MANITOWOC COMPANY, INC.
                    Consolidated Statements of Earnings
        For the Quarter and Six Months Ended June 30, 1997 and 1996
                                (Unaudited)
         (In thousands, except per-share and average shares data)


                                QUARTER ENDED               YEAR-TO-DATE
                             June 30,    June 30,       June 30,    June 30,
                               1997        1996           1997        1996
                        --------------------------------------------------

Net Sales                    $144,985   $139,219        $261,026   $253,318

Costs And Expenses:
  Cost of goods sold          103,156    101,328         187,189    186,790
  Engineering, selling and
   administrative expenses     21,108     20,839          41,815     40,272
                             --------    -------         -------   --------
     Total                    124,264    122,167         229,004    227,062


Earnings From Operations       20,721     17,052          32,022     26,256

Other Income (Expense):
  Interest expense             (1,608)    (2,557)         (2,732)    (5,019)
  Interest & dividend income       13         67              81        118
  Other income (expense)         (190)        98            (153)       165
                              -------    -------         -------    -------
     Total                     (1,785)    (2,392)         (2,804)    (4,736)
                              -------    -------         -------    -------
Earnings Before Taxes
  On Income                    18,936     14,660          29,218     21,520

Provision For Taxes
  On Income                     7,007      5,862          10,811      8,608
                              -------    -------          ------   --------
Net Earnings                 $ 11,929   $  8,798        $ 18,407   $ 12,912
                              -------    -------         -------   --------


Net Earnings Per Share *      $  .69      $  .51          $ 1.07      $  .75


Dividends Per Share *         $  .11      $  .11          $  .22      $  .22


Average Shares Outstanding  17,267,035  17,267,035    17,267,035  17,267,035

See accompanying notes which are an integral part of these statements.

*1996 amounts have been restated to reflect the retroactive effect of the June 30, 1997 3-for-2 stock split. See Note 5 for discussion of the stock split.

                        THE MANITOWOC COMPANY, INC.
                        Consolidated Balance Sheets
                 As of June 30, 1997 and December 31, 1996
                                (Unaudited)
                     (In thousands, except share data)

                                 -ASSETS-
                                               June 30, 1997  Dec. 31, 1996
                                                -----------    -----------
Current Assets:
  Cash and cash equivalents                      $  7,627      $  14,364
  Marketable securities                             1,686          1,657
  Accounts receivable                              60,330         53,876
  Inventories                                      53,056         43,978
  Prepaid expenses and other                        1,167          1,281
  Future income tax benefits                       12,719         12,719
                                                 --------      ---------
     Total current assets                         136,585        127,875

Intangible assets-net                              90,490        92,200

Other assets                                       12,708        12,932

Property, plant and equipment:
  At cost                                         195,042       189,383
  Less accumulated depreciation                  (108,541)     (104,680)
                                                 --------     ---------
  Property, plant and equipment-net                86,501        84,703
                                                 --------     ---------
     TOTAL                                      $ 326,284     $ 317,710
                                                 --------     ---------


                  -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
  Accounts payable and accrued expenses         $  83,251     $  88,131
  Current portion of long-term debt                13,032        11,064
  Short term borrowings                             2,200             0
  Other current liabilities                        14,328        11,107
                                                 --------      --------
     Total current liabilities                    112,811       110,302

Non-Current Liabilities:
  Long-term debt less current portion              69,014        76,501
  Product warranties                                4,860         4,914
  Post-retirement health benefits obligations      19,546        19,455
  Other                                             5,298         6,209
                                                  -------      --------
     Total non-current liabilities                 98,718       107,079
                                                  -------      --------
Stockholders' Equity:
  Common stock (24,497,655 and 16,331,770
     shares issued)                                   245           163
  Additional paid-in capital                       30,979        31,061
  Cumulative foreign currency translation
   adjustments                                         75           220
  Retained earnings                               164,958       150,387
  Treasury stock at cost (7,230,620
    and 4,820,413 shares)                         (81,502)      (81,502)
                                                  -------      --------
     Total stockholders' equity                   114,755       100,329
                                                  -------      --------
     TOTAL                                       $326,284     $ 317,710
                                                  -------      --------

See accompanying notes which are an integral part of these statements.

                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 1997 and 1996
                              (In thousands)

                                (Unaudited)

                                              June 30, 1997    June 30, 1996
                                               ------------    ------------
Cash Flows From Operations:
  Net earnings                                   $ 18,407      $  12,912

  Non-cash adjustments to income:
     Depreciation and amortization                  5,493          5,616
     Deferred financing fees                          150            150
     Loss on sale of fixed assets                     143             57


  Changes in operating assets and liabilities:
     Accounts receivable                           (6,454)        (4,749)
     Inventories                                   (9,078)         3,994
     Other current assets                             114          1,770
     Current liabilities                           (1,737)         8,841
     Non-current liabilities                         (874)        (1,481)
     Non-current assets                               185           (438)
                                                  -------        -------
     Net cash provided by operations                6,349         26,672

Cash Flows From Investing:
  Purchase of temporary investments                   (29)           (49)
  Proceeds from sale of property,
     plant, and equipment                              12          1,001
  Capital expenditures                             (5,886)        (3,461)
                                                  -------        -------
     Net cash used for investing                   (5,903)        (2,509)


Cash Flows From Financing:
  Dividends paid                                   (3,837)        (3,837)
  Proceeds from long-term borrowings                    0         15,000
  Payments on long-term borrowings                 (5,519)        (5,046)
  Change in short-term borrowings - net             2,200        (26,807)
                                                  -------        -------
     Net cash used for financing                   (7,156)       (20,690)

Effect of exchange rate changes on cash               (27)            (4)
                                                  -------        -------
Net decrease/ increase in cash
   and cash equivalents                            (6,737)         3,469

Balance at beginning of year                       14,364         15,077
                                                  -------        -------
Balance at end of period                         $  7,627       $ 18,546
                                                  -------        -------
Supplemental cash flow information:
  Interest paid                                  $  3,504       $  3,817
  Income taxes paid                                 8,966          5,410

See accompanying notes which are an integral part of these statements.

                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
              For the Six Months Ended June 30, 1997 and 1996

                                (Unaudited)


Note 1.

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarter and six months ended June 30, 1997 and 1996, the financial position at June 30, 1997 and the changes in the cash flows for the six months ended June 30, 1997 and 1996. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 1996.

Note 2.

          The components of inventory at June 30, 1997 and December 31,
          1996 are summarized as follows (dollars in thousands):


                                              June 30,     December 31,
                                                1997           1996
                                             ---------     -----------
          Components:
            Raw materials                    $ 22,129        $ 20,153
            Work-in-process                    22,707          19,447
            Finished goods                     30,173          25,725
                                             --------        --------
            Total inventories at
              FIFO costs                       75,009          65,325

          Excess of FIFO costs
            over LIFO value                   (21,953)        (21,347)
                                             --------        --------
            Total inventories                $ 53,056        $ 43,978

          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 58% and 56% of total inventory for June 30, 1997 and December 31, 1996, respectively. The remainder of the inventory is costed using the last-in, first-out
          (LIFO) method.


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

          Recent estimates indicate that the total cost to clean up the Site could be as high as $30 million, however, the ultimate allocation of costs for the Site are not yet final. Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. To date, the company has expensed $3.3 million in connection with this matter. The Company expensed $.2 million in 1996 and $.2 million in 1995. There were no expenses incurred during the first six months ended June 30, 1997 and 1996. Remediation work at the Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining.

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

          As of June 30, 1997, 28 product-related lawsuits were pending.
          Of these, two occurred between 1985 and 1990 when the company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit on the insurer's contribution.

          Product liability reserves at June 30, 1997 are $6.9 million; $2.7 million reserved specifically for the 28 cases referenced above, and $4.2 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $0.2 million, and $0.4 million for an insured claim. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.

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


Note 4.

          During the fourth quarter of 1996, the company's decision to consolidate and close walk-in refrigeration plants located in Iowa and Tennessee resulted in a $1.2 million charge to earnings in the Foodservice segment. The charge includes a write-down to the estimated net realizable values of the assets being abandoned and takes into consideration future holding costs and costs related to the sale of the properties. During the second quarter and first six months of 1997, $.1 million was charged against the reserve.

          The assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin. The current carrying value of these assets, determined through independent appraisals, is approximately $3 million and is included in other assets. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. These reserves also include estimates for potential environmental liabilities on the Peninsula location. During the years ended December 31, 1996 and 1995, $1.1 million and $.6 million was paid and charged against these reserves, respectively. For the second quarter and first six months of 1997, $10,000 and $.1 million, respectively, was charged against the reserve as compared with $.2 million and $.9 million for the second quarter and first six months of 1996.


Note 5.

          On May 19, 1997, the company`s board of directors authorized a 3-for-2 stock split of the company's common stock in the form of a 50-percent stock dividend payable on June 30, 1997 to shareholders of record on June 2, 1997. As a result of the stock split, a total of 5,755,678 shares of the company's common stock were issued. All references in the financial statements to average number of common shares outstanding and related earnings per share amounts have been restated to reflect the split. The company last split its stock, also on a 3-for-2 basis, on July 2, 1996.


Note 6.
          Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for 1997.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter and Six Months Ended
June 30, 1997 and 1996
----------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter and six months ended June 30, 1997 and 1996 are shown below (in thousands):

                                QUARTER ENDED           YEAR-TO-DATE
                              June 30,   June 30,     June 30,    June 30,
                                1997      1996         1997        1996
                              --------  ---------    --------    ---------
NET SALES:
  Foodservice products        $ 65,941   $ 67,526    $118,450     $120,126
  Cranes & related products     63,866     52,368     120,209      102,502
  Marine                        15,178     19,325      22,367       30,690
                              --------    -------    --------     --------
     Total                    $144,985   $139,219    $261,026     $253,318

EARNINGS (LOSS) FROM OPERATIONS:
  Foodservice products        $ 11,437   $ 11,260    $ 17,613     $ 18,264
  Cranes & related products      9,493      4,850      16,430        8,403
  Marine                         2,880      3,616       3,907        4,801
  General corporate expense     (2,309)    (1,924)     (4,368)      (3,712)
  Amortization                    (780)      (750)     (1,560)      (1,500)
                             ---------    -------    --------     --------
     Total                    $ 20,721   $ 17,052    $ 32,022     $ 26,256

Net sales for the quarter ended June 30, 1997, were $145.0 million, up 4
percent compared with the second quarter of 1996.   Net earnings grew to
$11.9 million, or 69 cents per share, a 36 percent increase from the $8.8 million, and 51 cents per share, earned in the second quarter of 1996.

For the first six months of 1997, net sales grew 3 percent to $261.0 million compared to sales of $253.3 million in the prior-year period. However, net earnings jumped a dramatic 43 percent to $18.4 million in the first half of 1997 - equal to $1.07 per share. In the same 1996 period, net earnings were $12.9 million, equal to 75 cents per share. Per share earnings are on a post-split basis.

Second quarter sales of foodservice equipment were $65.9 million, down about 2 percent from a year ago, but operating profit for this segment rose 2 percent to $11.4 million. These results represent the first year-over-year operating margins improvement since the Shannon Group acquisition was made in December 1995. The company is continuing to work at refining and strengthening the Kolpak, McCall, and Tonka operations to capitalize on the synergy and cost-saving opportunities that exist in combining the ice machine and commercial refrigeration businesses. Year to date sales and earnings were $118.4 million and $17.6 million, respectively, compared with $120.1 million and $18.3 million in 1996.

Cranes and related products sales for the second quarter increased 22 percent over the same period last year. Operating earnings were $9.5 million and $16.4 million for the second quarter and first six months of 1997, respectively, compared with earnings of $4.9 million and $8.4 million for the same periods last year. A generally strong world market, coupled with a $152 million backlog of unfilled orders plus the favorable market reception of recently introduced cranes, suggests the outlook for this business will remain positive for the next several years.

Sales for the company's marine segment were 22 percent below those of the second quarter last year. Operating earnings were off 20 percent. Docking fees are down from those of last year due to fewer dockings in total and partially from the Coast Guard's recent decision to lengthen the inspection interval for Great Lakes vessels from every five years to every six years.

In addition, the marine segment benefited from a large cement barge construction project in 1996. The loss of that business has been offset somewhat in 1997 by a major ship-conversion project now in progress.

Interest expense continues to decline in line with reduced debt and lower interest rates than in 1996. As of June 30, 1997, the company's total debt stood at $84 million and its second quarter tax rate from the first quarter at 37 percent.



Financial Condition at June 30, 1997
-------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $9.3 million and future cash flows from operations are expected to be adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt, costs associated with the plant consolidation, and capital expenditures.

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





                       PART II.    OTHER INFORMATION
                     --------------------------------


Item 4.        Submission of Matters to a Vote of Security Holders
               ----------------------------------------------------

At the annual meeting of the company's shareholders on May 6, 1997, pursuant to Proposal 1, management's nominees named below were elected as directors, of the class whose term expires in 2000, by the indicated votes cast for and withheld with respect to each nominee. Of the 10,590,337 shares of Common Stock which were represented at the meeting, at least
91.99 percent of the shares voting were voted for the election of each of management's nominees, as follows:

Name of Nominee                For            Withheld
----------------               ---            --------
Fred M. Butler                9,952,147        638,190
George T. McCoy               9,949,671        640,666
Guido R. Rahr, Jr.            9,957,338        632,999

There were no abstentions or broker non-votes with respect to the election of directors. In addition to the directors elected at the meeting, the company's continuing directors are Gilbert F. Rankin, Dean H. Anderson, James P. McCann, and Robert S. Throop.

Further information concerning the matters voted upon at the 1997 Annual Meeting of Shareholders is contained in the company's proxy statement dated April 1, 1997 with respect to the 1997 Annual Meeting.



Item 6.        Exhibits and Reports on Form 8-K
               ----------------------------------

(a)  Exhibits:   See exhibit index following the signatures on this Report, which is incorporated herein by reference.

(b)  Reports on Form 8-K:   During the second quarter ended June 30, 1997,
     a report on Form 8-K dated as of May 19, 1997 was filed stating that the Board of Directors of The Manitowoc Company, Inc. declared a 3-for-2 stock split of the company's common stock in the form of a 50 percent stock dividend payable on June 30, 1997.








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


                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)




                                /s/   Fred M. Butler
                                ------------------------
                                Fred M. Butler
                                Chief Executive Officer




                                /s/   Robert R. Friedl
                                ------------------------
                                Robert R. Friedl
                                Chief Financial Officer




                                /s/   E. Dean Flynn
                                ------------------------
                                E. Dean Flynn
                                Secretary












July 28, 1997




                        THE MANITOWOC COMPANY, INC.

                               EXHIBIT INDEX

                               TO FORM 10-Q

                        FOR QUARTERLY PERIOD ENDED

                               June 30, 1997







Exhibit                                            Filed
  No              Description                    Herewith
-------         ---------------                ------------

27            Financial Data Schedule               X