Form 10-Q
period 1997-09-30
MANITOWOC CO INC
filed 1997-10-23
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          September 30, 1997
                                        -------------------------

                              OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   -----------         -----------

     Commission File Number        1-11978
                                   ---------


                     The Manitowoc Company, Inc.
         ---------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Wisconsin                           39-0448110
    ---------------------------------         ----------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification Number)


          500 South 16th Street, Manitowoc, Wisconsin  54220
       --------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)


                            (920) 684-4410
        -----------------------------------------------------
         (Registrant's telephone number, including area code)

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

                       Yes  ( X )     No  (   )


     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of September 30, 1997, the most recent practicable date, was 17,267,035.



                        PART I.  FINANCIAL INFORMATION
                       --------------------------------

1.  Financial Statements
-------------------------

                           THE MANITOWOC COMPANY, INC.
                        Consolidated Statements of Earnings
        For the Quarter and Nine Months Ended Calendar Years 1997 and 1996
                                   (Unaudited)
             (In thousands, except per-share and average shares data)


                                  QUARTER ENDED             YEAR-TO-DATE
                              Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                                 1997        1996         1997        1996
                              ---------    --------    ---------   ---------

Net Sales                      $133,935  $132,042       $394,961   $385,360

Costs And Expenses:
  Cost of goods sold             96,581    95,264        283,770    282,054
  Engineering, selling and
   administrative expenses       20,826    20,652         62,641     60,924
                                 ------    ------         ------     ------
     Total                      117,407   115,916        346,411    342,978


Earnings From Operations         16,528    16,126         48,550     42,382

Other Income (Expense):
  Interest Expense               (1,512)   (2,294)        (4,244)    (7,313)
  Interest and dividend income      145       240            226        358
  Other income (expense)            (49)      152           (202)       317
                                -------    ------        -------    -------
     Total                       (1,416)   (1,902)        (4,220)    (6,638)
                                -------    ------        -------    -------
Earnings Before Taxes
  On Income                      15,112    14,224         44,330     35,744

Provision For Taxes On Income     5,591     5,690         16,402     14,298
                                -------   -------        -------   --------
Net Earnings                    $ 9,521   $ 8,534       $ 27,928   $ 21,446
                                -------   -------        -------   --------


Net Earnings Per Share            $ .55     $ .49          $1.62      $1.24


Dividends Per Share               $ .11     $ .11          $ .33      $ .33


Average Shares
  Outstanding                 17,267,035   17,267,035   17,267,035   17,267,035

See accompanying notes which are an integral part of these statements.

                                    THE MANITOWOC COMPANY, INC.
                                    Consolidated Balance Sheets
                          As of  September 30, 1997 and December 31, 1996
                                  (In thousands, except share data)

                                             - ASSETS -

                                                 Unaudited      Audited
                                                  Sept. 30,     Dec. 31,
                                                     1997         1996
                                                 ---------      ---------
Current Assets:
  Cash and cash equivalents                     $  13,144     $  14,364
  Marketable securities                             1,811         1,657
  Accounts receivable                              55,294        53,876
  Inventories                                      56,617        43,978
  Prepaid expenses and other                        1,209         1,281
  Future income tax benefits                       11,954        12,719
                                                 --------      --------
     Total current assets                         140,029       127,875

Intangible assets - net                            89,635        92,200

Other assets                                       13,641        12,932

Property, plant and equipment:
  At cost                                         198,003       189,383
  Less accumulated depreciation                  (110,503)     (104,680)
                                                 --------      --------
  Property, plant and equipment-net                87,500        84,703
                                                 --------      --------
TOTAL                                            $330,805      $317,710
                                                 --------      --------


                               -LIABILITIES AND STOCKHOLDERS' EQUITY-


Current Liabilities:
  Accounts payable and accrued expenses         $  89,523     $  90,967
  Current portion of long-term debt                14,016        11,064
  Short term borrowings                                 0             0
  Product Warranties                               10,427         8,271
                                                 --------      --------
     Total current liabilities                    113,966       110,302

Non-current Liabilities:
  Long-term debt less current portion              65,248        76,501
  Product warranties                                4,287         4,914
  Post-retirement health benefits obligations      19,889        19,455
  Other                                             5,223         6,209
                                                  -------      --------
     Total non-current liabilities                 94,647       107,079
                                                 --------      --------
Stockholders' Equity:
  Common stock (24,497,655 and
    16,331,770 shares issued)                         245           163
  Additional paid-in capital                       30,979        31,061
  Cumulative foreign currency
    translation adjustments                           (66)          220
  Retained earnings                               172,536       150,387
  Treasury stock at cost (7,230,620
    and 4,820,413 shares)                         (81,502)      (81,502)
                                                 --------      --------
     Total stockholders' equity                   122,192       100,329
                                                 --------      --------
     TOTAL                                       $330,805      $317,710
                                                 --------      --------

See accompanying notes which are an integral part of these statements.



                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 1997 and 1996
                              (In thousands)

                                (Unaudited)



                                              Sept. 30,        Sept. 30,
                                                 1997            1996
                                              ----------      ----------
Cash Flows From Operations:
  Net earnings                                 $ 27,928       $ 21,446

  Non-cash adjustments to income:
     Depreciation and amortization                8,363          8,431
     Deferred financing fees                        225            225
     Deferred income taxes                           63         (3,726)
     Gain (loss) on sale of fixed assets            157            (31)

  Changes in operating assets
   and liabilities:
     Accounts receivable                         (1,418)        (4,284)
     Inventories                                (12,639)         8,662
     Other current assets                            72          2,024
     Current liabilities                            (83)        18,296
     Non-current liabilities                       (986)          (599)
     Deferred income                                434           (528)
     Non-current asset                              (59)          (324)
                                                -------        -------
     Net cash provided by operations             22,057         49,592

Cash Flows From Investing:
  Purchase of temporary
    investments - net                              (154)           (82)
  Proceeds from sale of property,
    plant, and equipment                             70          1,343
  Capital expenditures                           (9,047)        (5,558)
                                                -------        -------
     Net cash used for investing                 (9,131)        (4,297)


Cash Flows From Financing:
  Dividends paid                                 (5,780)        (5,756)
  Proceeds from long-term borrowings                  0         15,000
  Payments on long-term borrowings               (8,301)       (15,049)
  Change in short-term borrowings - net               0        (26,807)
                                                -------        -------
     Net cash used for financing                (14,081)       (32,612)

Effect of exchange rate changes on cash             (65)            52
                                                -------        -------
     Net increase (decrease) in cash
       and cash equivalents                      (1,220)        12,735

  Balance at beginning of year                   14,364         15,077
                                                -------        -------
  Balance at end of period                     $ 13,144       $ 27,812
                                                -------        -------
Supplemental cash flow information:
  Interest paid                                $  4,969       $  5,975
  Income taxes paid                            $ 17,029       $ 11,594

See accompanying notes which are an integral part of these statements.



                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
           For the Nine Months Ended September 30, 1997 and 1996

                             (Unaudited)
Note 1.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarter and nine months ended September 30, 1997 and 1996, the financial position at September 30, 1997 and the changes in the cash flows for the nine months ended
          September 30, 1997 and 1996. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 1996.

Note 2.

          The components of inventory at September 30, 1997 and December 31, 1996 are summarized as follows (dollars in thousands):

                                             September 30,    December 31,
                                                  1997           1996
                                              -----------     -----------
          Components:
            Raw materials                      $ 23,314        $ 20,153
            Work-in-process                      20,396          19,447
            Finished goods                       34,924          25,725
                                               --------        --------
            Total inventories at FIFO costs      78,634          65,325

          Excess of FIFO costs
            over LIFO value                     (22,017)        (21,347)
                                              ---------        --------
            Total inventories                  $ 56,617        $ 43,978

          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 64% and 60% of total inventory at September 30, 1997 and December 31, 1996, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

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

          Recent estimates indicate that the total cost to clean up the Site could be as high as $30 million, however, the ultimate allocation of costs for the Site are not yet final. Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. To date, the company has expensed $3.4 million in connection with this matter. The Company expensed $.1 million during the nine months ended September 30, 1997, $.2 million for the year ended December 31, 1996, and an additional $.2 million in 1995. There were no expenses incurred for the nine months ended September 30, 1996. Remediation work at the Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining.

          The company adopted the AICPA Statement of Position (SOP) No. 96-1, "Environmental Remediation Liabilities" in the first quarter of 1997. This SOP requires the company to accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The adoption of this SOP did not have a significant effect on the company's financial statements.

          As of September 30, 1997, 31 product-related lawsuits were pending. Of these, two occurred between 1985 and 1990 when the company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, since which time the company had insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit on the insurer's contribution.

          Product liability reserves at September 30, 1997 are $7.2 million; $3.4 million reserved specifically for the 31 cases referenced above, and $3.8 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $.4 million, and $.4 million for an insured claim. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims and self-insured retentions on insured claims.

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


Note 4.

          During the fourth quarter of 1996, the company's decision to consolidate and close walk-in refrigeration plants located in Iowa and Tennessee resulted in a $1.2 million charge to earnings in the Foodservice segment. The charge includes a write-down to the estimated net realizable values of the assets being abandoned and takes into consideration future holding costs and costs related to the sale of the properties. During the third quarter and first nine months of 1997, $50,000, and $100,000 was charged against the reserve, respectively.

          The assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin. The current carrying value of these assets, and the assets mentioned above, determined through independent appraisals, is approximately $3.8 million and is included in other assets. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. These reserves also include estimates for potential environmental liabilities on the Peninsula location. During the years ended December 31, 1996 and 1995, $1.1 million and $.6 million was paid and charged against these reserves, respectively. For the third quarter and first nine months of 1997, $59,000 and $100,000, respectively, was charged against the reserve.


Note 5.

          On May 19, 1997, the company`s board of directors authorized a 3-for-2 stock split of the company's common stock in the form of a 50-percent stock dividend payable on June 30, 1997 to shareholders of record on June 2, 1997. As a result of the stock split, a total of 5,755,678 shares of the company's common stock were issued. All references in the financial statements to average number of common shares outstanding and related earnings per share amounts have been restated to reflect the split. The company also split its common stock on a 3-for-2 basis on July 2, 1996.


Note 6.
          On October 1, the company announced the signing of an agreement to acquire the assets of SerVend International to further expand the size and scope of it's foodservice business. SerVend is one of the world's largest manufacturers of ice/beverage dispensers and dispensing valves for the soft-drink industry. The purchase is expected to be completed by October 31 and will dilute fourth-quarter earnings for the company by three to five cents per share, after tax. However, SerVend is expected to add five cents per share to 1998 earnings.


Note 7.
          Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter and Nine Months Ended
  September 30, 1997 and 1996.
--------------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter and nine months ended September 30, 1997 and 1996 are shown below (in thousands):


                                 QUARTER ENDED           YEAR-TO-DATE
                              Sept. 30,  Sept. 30,   Sept. 30,    Sept. 30,
                                1997       1996         1997        1996
                              --------   --------    ---------    --------
NET SALES:
  Foodservice products        $ 67,099   $ 67,194     $185,549   $187,320
  Cranes & related products     60,292     53,997      180,501    156,499
  Marine                         6,544     10,851       28,911     41,541
                              --------     ------     --------   --------
     Total                    $133,935   $132,042     $394,961   $385,360


EARNINGS (LOSS) FROM
  OPERATIONS:
  Foodservice products        $ 11,905   $ 10,904     $ 29,518   $ 29,168
  Cranes & related products      6,892      6,506       23,322     14,909
  Marine                           544      1,369        4,451      6,170
  General corporate expense     (2,033)    (1,903)      (6,401)    (5,615)
  Amortization                    (780)      (750)      (2,340)    (2,250)
                               -------     ------      -------    -------
     Total                    $ 16,528   $ 16,126     $ 48,550   $ 42,382

Net earnings for the three months ended September 30, 1997, were $9.5 million, or 55 cents per share, compared with earnings of $8.5 million, equal to 49 cents per share in the same three months last year. It was the eighth consecutive quarter in which the company has had improved year-over-year quarterly earnings.

Net sales for the period totaled $134 million, up from $132 million in the same quarter of 1996.

For the nine months, net earnings totaled $27.9 million, or $1.62 per share, on sales of $395 million. In the same period of 1996, the company earned $21.4 million, or $1.24 per share, on sales of $385 million.

Sales and operating earnings for the foodservice products segment were $67.1 million and $11.9 million, respectively, for the third quarter of 1997, compared to $67.2 million and $10.9 million for 1996. The higher margin resulted primarily from lower material costs and steps taken to enhance the profitability of the Shannon companies that were acquired in late 1995. Year to date sales and earnings were $185.5 million and $29.5 million, respectively.

Manitowoc Ice recently introduced its new "Q-Model" line of ice machines at a trade show in early September. The full line will be available to dealers beginning in the spring of 1998. The new models set an industry standard for aesthetic design and incorporate plastic and stainless steel components for added durability and corrosion resistance. In addition, all "Q" Models use environmentally friendly refrigerants.

Cranes and related products sales for the third quarter increased 12% over the same period last year, while year to date sales rose 15%. Operating earnings were $6.9 million and $23.3 million for the third quarter and first nine months of 1997, respectively, compared to $.6.5 million and $14.9 million for the same periods last year. The backlog of unfilled crane orders remains strong at $148 million, up from $145 million at this time last year, in spite of an increase in shipments.

Earnings for the marine segment fell sharply from an exceptionally strong quarter last year when Manitowoc Marine Group completed a major contract for construction of a self-unloading cement barge that was shipped during the third quarter. The ship conversion project that is now underway at the Sturgeon Bay yard is not only smaller in size, but will be completed later in the year so that most of it's contribution will be realized in the fourth quarter of 1997.

Interest expense for the quarter and year-to-date continue to decline in line with lower debt. At the end of the quarter, the company had no outstanding revolving debt. Total debt stood at $79 million, including the current portion, compared with $111 million a year earlier.

The year-to-date tax rate for 1997 is 37%, compared with 40% in 1996.



Financial Condition at September 30, 1997
--------------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $14.9 million and future cash flows from operations are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt, costs associated with the plant consolidation, and capital expenditures.

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

          (b) Reports on Form 8-K:    Subsequent to the third quarter
              ended September 30, a report on Form 8-K dated as of October 1, 1997 was filed stating that the Company issued a press release announcing that it entered into an agreement to acquire the operations and assets of SerVend International, a privately held manufacturer of ice/beverage dispensers and dispensing valves.





                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)




                                /s/  Fred M. Butler
                                --------------------------
                                Fred M. Butler
                                President and
                                Chief Executive Officer



                                /s/  Robert R. Friedl
                                --------------------------
                                Robert R. Friedl
                                Senior Vice President and
                                Chief Financial Officer



                                /s/  E. Dean Flynn
                                --------------------------
                                E. Dean Flynn
                                Secretary



October 22, 1996







                     THE MANITOWOC COMPANY, INC.

                            EXHIBIT INDEX

                             TO FORM 10-Q

                      FOR QUARTERLY PERIOD ENDED

                          September 30, 1997







Exhibit                                                  Filed
  No                    Description                     Herewith
----------             ---------------                  --------

27               Financial Data Schedule                     X