Form 10-K
period 1997-12-31
MANITOWOC CO INC
filed 1998-02-20
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549


                                 FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from     ________  to   ________


Commission File Number 1-11978


                     THE MANITOWOC COMPANY, INC.
       -------------------------------------------------------
        (Exact name of registrant as specified in its charter)


             Wisconsin                    39-0448110
       -------------------------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)    Identification Number)


        500 South 16th Street, Manitowoc, Wisconsin     54220
      ---------------------------------------------------------
        (Address of Principal Executive Offices)  (Zip Code)


Registrant's Telephone Number, Including Area Code:  (920) 684-4410


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

     The Aggregate Market Value on January 31, 1998, of the registrant's Common Stock held by non-affiliates of the registrant was $559,777,782 based on the $33.72 per share average of high and low sale prices on that date.

     The number of shares outstanding of the registrant's Common Stock as of January 31, 1998, the most recent practicable date, was 17,273,618.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Annual Report to Shareholders for the period ended December 31, 1997 (the "1997 Annual Report"), are incorporated by reference into Parts I and II of this report.
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders dated March 16, 1998 (the "1998 Proxy Statement"), are incorporated by reference in Part III of this report.

     See Index to Exhibits.


                                PART I
                             -----------
Item 1.        Business
               --------

GENERAL
--------

     The Manitowoc Company, Inc. (the "Company" or "Manitowoc"), a Wisconsin corporation, is a diversified, capital goods manufacturer headquartered in Manitowoc, Wisconsin. Founded in 1902, the Company is principally engaged in: a) the design and manufacture of commercial ice machines and refrigeration products for the foodservice, lodging, convenience store and healthcare markets; (b) the design and manufacture of cranes and related products which are used by the energy, construction, mining and other industries; and (c) marine vessel repair. The Company currently operates a large-crane manufacturing facility and an ice machine and reach-in refrigerator/freezer manufacturing facility in Manitowoc, Wisconsin; six refrigeration products facilities located in Tennessee, Nevada, and Wisconsin; an ice/beverage dispenser manufacturing facility in Indiana; a dispensing valve manufacturing facility in Oregon; ship repair yards in Sturgeon Bay, Wisconsin and Toledo and Cleveland, Ohio; a crane re-manufacturing facility in Bauxite, Arkansas; a crane replacement parts manufacturing facility in Punxsutawney, Pennsylvania and Pompano Beach, Florida; and a boom truck crane operation in Georgetown, Texas.

     For information relating to the Company's lines of business and industry segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition", "Eleven-Year
Financial Summary and Business Segment Information", "Summary of Significant Accounting Policies -- Research and Development" and Note 15 to Consolidated Financial Statements on pages 20-23, 24-25, 30, and 36, respectively, of the 1997 Annual Report, which are incorporated herein by reference.



PRODUCTS AND SERVICES
---------------------

Foodservice
---------------

     The Foodservice Products business segment designs, manufactures, and markets commercial ice cube machines, ice storage bins, ice/beverage dispensers, and related accessories including water filtration systems, as well as reach-in and walk-in refrigerators and freezers. Serving the needs of foodservice, lodging, hospitality, convenience store, and healthcare operations worldwide, the Company has captured a leading percentage of the commercial ice cube machine, reach-in and walk-in refrigerator market.

     Several models of automatic ice cube making and dispensing machines are designed, manufactured and marketed by Manitowoc Ice, Inc. Offering daily production capacities from 160 to 1,890 pounds, Manitowoc ice machines are complemented by storage bins with capacities from 150 to 760 pounds; countertop ice and beverage dispensers with capacities to 160 pounds; floor-standing ice dispensers with capacities to 180 pounds; and optional accessories such as water filters and ice baggers. The reach-in refrigerators and freezers are available in one, two or three-door models that provide gross storage capacities of 23.1, 47.8 and 73.7 cubic feet, respectively. All units feature patented, top-mount, drop-in refrigeration modules that operate with environmentally friendly HFC refrigerants.

     In September of 1997, Manitowoc Ice, Inc. introduced its new Q-Series model. The new models set an industry standard for aesthetic design and incorporate plastic and stainless steel components for added durability and corrosion resistance. In addition, all "Q" models use environmentally friendly refrigerants. Previously during 1996, Manitowoc Ice, Inc. introduced the J-Series ice-cube machines that feature a single evaporator rather than two that were used in earlier models. This improves reliability, simplifies maintenance, and reduces operating cost. All J-Series models also feature HFC refrigerants and the patented self-cleaning system, which cleans and sanitizes our ice machines at a flip of a switch. An automated self-cleaning system is also available as an option.

     Manitowoc Ice, Inc. was certified in 1995 as meeting ISO-9001 quality standards - the highest international rating for quality management systems.

     On October 31, 1997, the Company acquired substantially all of the net assets and business of SerVend International, Inc.
("SerVend") from SerVend and its affiliate, Fischer Enterprises, Ltd. SerVend is one of the world's largest manufacturers of ice/beverage dispensers and dispensing valves for the soft drink industry. Its customers include many of the major quick-service restaurant chains, convenience stores, and soft-drink bottlers in the nation. SerVend is headquartered in Sellersburg, Indiana. It has one manufacturing facility in Sellersburg and another in Portland, Oregon, and employs about 300 persons.

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

     For additional information on the acquisitions, see Note 10 to Consolidated Financial Statements on page 34 of the 1997 Annual
Report, which is incorporated herein by reference.

     In December 1997, the Company sold Tonka, its wood-rail walk-in refrigerator/freezers manufacturer in Greeneville, TN.

     Since 1995, the Company has had an arrangement with a joint-venture partner, Hangzhou Household Electric Appliance Industrial Corporation, to produce ice machines in China. The joint-venture factory produces the Company's new model QM-20 ice machine. The QM-20 produces 30 pounds of ice per day. It was developed to meet the needs of customers in overseas markets that do not require the 160 to 1,890 pound daily outputs of the standard ice making models.

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

     Since sales are made from the Company's inventory, orders are generally filled within 24 to 48 hours. The backlog for unfilled orders for Foodservice Products at December 31, 1997 and 1996 were not significant.


Cranes and Related Products
---------------------------

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

     In 1997, Manitowoc Cranes introduced the Model-777 lattice-boom crawler crane that offers a lifting capacity between approximately 175 and 200 U.S. tons. One of the 777's more unique features is its boom hoist, which consists of two double-acting hydraulic cylinders that connect its moving mast to the rotating bed. Using hydraulic cylinders to control the boom angle increases boom-raising speed, reduces maintenance, and simplifies machinery layout, compared with the commonly used drum-type boom hoist.

     During 1996, Manitowoc Cranes introduced the Model-888.   The 888
is a lattice boom crawler crane with a lifting capacity of 230 U.S. tons. Because of its innovative design, the 888 will self-assemble and be ready to work on a jobsite in as little as one hour. Other cranes of similar size and configuration take many more hours to assemble before they can be put to work.

     Manitowoc introduced two innovative attachments for the highly successful Model 888 during 1996. The 888 RINGER is a 45-foot diameter attachment that boosts the 888's nominal capacity to 660 U.S. tons. For long-reach applications, the 888 can also be rigged with a luffing-jib attachment that delivers a 105,500-pound maximum capacity and allows the 888 to operate with a maximum combination of 370 feet of boom and luffing jib.

     In fiscal 1994, the Company launched a completely new business unit - West-Manitowoc. Its primary target is the smaller, independent contractors and rental-fleet customers who need smaller, less complicated, easily transportable, and more versatile cranes that meet the needs of a broad range of users.

     To serve this growing market, West-Manitowoc has developed a new line of value-priced cranes with those characteristics. The first of these, the 100-ton lifting capacity Model-222 crane, formerly known as the West-100, has successfully captured a large portion of the rental market for self-erecting cranes. During 1997, West-Manitowoc introduced the 222EX, a self-erecting crawler crane that will serve the specialized needs of bridge and foundation contractors. West will further broaden its product line in 1998 by introducing the Model-111, a 65-ton crawler crane designed to serve the varied demands of the general construction market.

     In February 1994, the Company acquired the assets of Femco
Machine Co. Femco Machine Co. is a manufacturer of parts for cranes, draglines, and other heavy equipment. Femco is located in Punxsutawney, Pennsylvania and Pompano Beach, Florida.

     Femco and Manitowoc Re-Manufacturing, located in Bauxite,
Arkansas, together form the Aftermarket Group. These companies rebuild and remanufacture used cranes, both Manitowoc and non-
Manitowoc units, for owners who want to add value to their existing cranes. Femco's existing South Florida operation is ideally positioned to serve the large Latin American market where used cranes are the order of the day.

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

     See Note 15 to Consolidated Financial Statements on page 36 of the 1997 Annual Report with respect to export sales, which is incorporated herein by reference. Such sales are usually made to the Company's foreign subsidiaries or independent distributors, in addition to sales made to domestic customers for foreign delivery. Foreign sales are made on Letter of Credit or similar terms.

     The year-end backlog of crane products includes orders which have been placed on a production schedule, and those orders which the Company has accepted and which are expected to be shipped and billed during the next year. The backlog of unfilled orders for cranes and related products at December 31, 1997 approximates $149.1 million, as compared with $136.0 million a year earlier. The increase is primarily due to the continued positive customer acceptance of the Company's Model-888 and Model-777 cranes.

Marine
---------

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

     The Marine Group (made up of Bay Shipbuilding Co. (BSC), Toledo Shiprepair Co., and Cleveland Shiprepair Co.) dry-docks and services commercial vessels of all sizes, including 1,000-foot super carriers, the largest vessels sailing the Great Lakes. The Marine Group's capabilities include planned and emergency maintenance, vessel inspections, five-year surveys, conversions, repowering, and retrofitting plus repair service for hulls, turbines, boilers, propulsion systems and cargo systems. To reduce seasonality, the Marine Group has begun to perform non-marine industrial repair during the summer months.

     During 1997, BSC took on the project of converting a bulk carrier, the J. L. Mauthe, into a tug/barge configuration. This conversion was completed in January 1998. In 1996, BSC completed construction of a self-unloading cement barge for a Great Lakes customer. BSC intends to pursue these types of projects with other Great Lakes customers.

     The year-end backlog for the marine segment includes repair and maintenance work presently scheduled at the shipyard which will be completed in the next year. At December 31, 1997 the backlog approximates $7.9 million, compared to $5.9 million one year ago.

Raw Materials and Supplies
---------------------------

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

Patents, Trademarks, Licenses
-----------------------------

     The Company owns a number of United States and foreign patents pertaining to its crane and foodservice products, and has presently pending applications for patents in the United States and foreign countries. In addition, the Company has various registered and unregistered trademarks and licenses which are of material importance to the Company's business.

Seasonality
--------------

     Typically, the second quarter represents the Company's best quarter in all of the business segments. Since the summer brings along warmer weather, there is an increase in the use of ice machines. As a result, distributors are building inventories for the increased demand. In the cranes and related products segment, summer also represents the main construction season. Customers require new machines, parts, and service prior to such season. With respect to the Marine segment, the Great Lakes shipping industry's sailing season is normally May through November. Thus, barring any emergency groundings, the majority of repair and maintenance work is performed during the winter months and the work is typically completed during the first and second quarter of the year.


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

     Competitors within the beverage dispenser/dispensing valves market include IMI Cornelius, Anoka, Minnesota; Lancer, San Antonio, Texas; and Booth/Crystal Tips, Dallas, Texas. The Company is one of the leading suppliers of fountain equipment and dispensing valves used by soft-drink bottlers.

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



Employee Relations
-------------------

     The Company employs approximately 3,000 persons, of whom about 590 are salaried. The number of employees is consistent with the prior year.

     The Company has labor agreements with 20 union locals. There have been no work stoppages during the three years ended December 31, 1997.



Item 2.        PROPERTIES
               -----------

Owned
---------

     The Company owns Foodservice manufacturing facilities located in Manitowoc, Wisconsin; River Falls, Wisconsin; Parsons, Tennessee;
Sellersburg, Indiana; Mason City, Iowa; and Scotts Hill, Tennessee.

     Manitowoc Ice, Inc.'s production of ice machines and reach-in coolers are housed in a recently expanded 368,000 square foot facility in Manitowoc, Wisconsin. The 128,000 square foot addition was completed during 1995 and permitted both ice machines and reach-ins to be manufactured in the same facility.

     The acquisition of The Shannon Group, Inc. included four manufacturing facilities located in Parsons, Tennessee; River Falls, Wisconsin; Mason City, Iowa; and Scotts Hill, Tennessee. The Parsons and River Falls facilities have approximately 212,000 and 133,000 square feet of manufacturing and office space, respectively. The Mason City and Scotts Hill plants each have about 40,000 square feet of manufacturing space. In 1996, the Company closed the Mason City facility and consolidated the manufacturing with the previously leased facility in Greeneville, Tennessee. The Mason City plant is currently held for sale.

     SerVend International, Inc. has approximately 140,000 square feet of manufacturing and office space located in Sellersburg, Indiana.

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



Leased
---------

     The Company leases three manufacturing facilities for the Foodservice division including approximately 90,000 square feet in Selmer, Tennessee; 150,000 square feet in Sparks, Nevada; and 5,000 square feet in Portland, Oregon. The Company also leases office space in Franklin, Tennessee. In addition, the Company leases sales offices and warehouse facilities for cranes and related products in Mokena, Illinois. Facilities are also leased in Pompano Beach, Florida for parts manufacturing and crane re-manufacturing. Furthermore, the Company leases the shipyard facilities at Toledo and Cleveland, Ohio for the marine segment. These facilities include waterfront land, buildings, and 800-foot and 550-foot graving docks.



Item 3.        LEGAL PROCEEDINGS
               ------------------

     The information required by this item is incorporated by reference from Note 12 to Consolidated Financial Statements on Page 35 of the 1997 Annual Report.



Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               -----------------------------------------------------

     No matters were submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended December 31, 1997.


Executive Officers of the Registrant
-------------------------------------

Each of the following officers of the Company has been elected to a one-year term by the Board of Directors. The information presented is as of January 31, 1998.

                                                          Principal
                                Position With              Position
    Name              Age       The Registrant            Held Since
 ---------           -----      --------------           -----------
Fred M. Butler         62       President & CEO                1990

Robert R. Friedl       43       Senior Vice President
                                   & CFO                       1996

Thomas G. Musial       46       Vice President-
                                   Human Resources             1995

Philip L. FitzGerald   51       Vice President-
                                  International
                                  Business Development         1997

Philip D. Keener       46       Treasurer                      1990

E. Dean Flynn          56       Secretary                      1993


Fred M. Butler, 62, president and chief executive officer of The Manitowoc Company, Inc. since 1990. Previously senior vice-president and chief operating officer (1989); and manager of administration
(1988). Prior to joining Manitowoc, Mr. Butler served Guy F. Atkinson Co., and its subsidiaries, for 29 years in numerous managerial and executive positions.

Robert R. Friedl, 43, senior vice president and chief financial officer since 1996. Previously, vice president and chief financial officer (1992), vice president of finance (1990), and assistant treasurer (1988). Prior to joining Manitowoc, Mr. Friedl served as chief financial officer with Coradian Corp.; was co-founder, vice president of finance, and treasurer of Telecom North, Inc.

Thomas G. Musial, 46, vice president human resources since 1995.
Previously, manager of human resources (1987) and personnel/industrial relations specialist (1976).

Phil FitzGerald, 51, vice president international business development since 1997. Previously, general manager of The Shannon Group (1996). Prior to joining Manitowoc, Mr. FitzGerald served as president of Bridgestone/Firestone Manufacturing Co.; vice president of manufacturing of Bridgestone U.S.A.; and international operations manager for Fort Howard Corporation.

Philip D. Keener, 46, treasurer since 1990.  Prior to joining
Manitowoc, Mr. Keener served as assistant treasurer of Farley
Industries, Inc., and in various financial capacities at Northwest Industries, Inc.

E. Dean Flynn, 56, secretary since 1993. Previously, manager of corporate insurance (1990); assistant corporate secretary (1987); and legal assistant (1985). Formerly served the Wabco division of Dresser Industries, Inc., in numerous managerial positions for 23 years, departing as manager of legal affairs in 1985.


                               PART II
                             -----------



Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS
               -------------------------------------------------

The information required by this item is incorporated by reference from "Eleven-Year Financial Summary and Business Segment Information," "Quarterly Common Stock Price Range," "Supplemental Quarterly Financial Information (Unaudited)," and "Investor Information," on pages 24-25, 38, and back cover, respectively, of the 1997 Annual Report.



Item 6.        SELECTED FINANCIAL DATA
               ------------------------

The information required by this item is incorporated by reference from "Eleven-Year Financial Summary and Business Segment Information" on pages 24-25 of the 1997 Annual Report.


Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               --------------------------------------------------

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20-23 of the 1997 Annual Report.



Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               ---------------------------------------------

The financial statements required by this item are incorporated by reference from pages 26-29 of the 1997 Annual Report. Supplementary financial information is incorporated by reference from "Supplemental Quarterly Financial Information (Unaudited)" on page 38 of the 1997 Annual Report.



Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE
               ------------------------------------------------

None.



                               PART III
                             ------------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          -----------------------------------------------------

The information required by this item is incorporated by reference from "Section 16(a) Beneficial Ownership Reporting Compliance" on page 4 of the 1998 Proxy Statement and from "Election of Directors" on pages 4-5 of the 1998 Proxy Statement. See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.



Item 11.  EXECUTIVE COMPENSATION
          -----------------------

The information required by this item is incorporated by reference from "Compensation of Directors", "Executive Compensation",
"Contingent Employment Agreements", and "F. M. Butler Supplemental Retirement Agreement" on pages 6 and 14 of the 1998 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
          ------------------------------------------------

The information required by this item is incorporated by reference from "Ownership of Securities" on pages 2-3 of the 1998 Proxy
Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          -----------------------------------------------

None.



                               PART IV
                             ------------

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K
               ----------------------------------------------------

(a)  Documents filed as part of this Report.

     (1)  Financial Statements:

        The following Consolidated Financial Statements are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

        Report of Independent Public Accountants on years ended
        December 31, 1997, 1996, and 1995 Financial Statements.

        Consolidated Statements of Earnings for the years ended
        December 31, 1997, 1996, and 1995.

        Consolidated Balance Sheets as of December 31, 1997 and 1996.

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996, and 1995.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995.

        Summary of Significant Accounting Policies.

        Notes to Consolidated Financial Statements.

     (2)  Financial Statement Schedules:

        Financial Statement Schedules for the years ended December 31, 1997, 1996, and 1995.


     Schedule            Description                 Filed Herewith
    -----------         ------------                 --------------

       II        Valuation and Qualifying Accounts           X

                 Report of Independent Public
                 Accountants on years ended
                 December 31, 1997, December
                 31, 1996, and December 31, 1995
                 Financial Statement Schedules               X



     All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required under rules of Regulation S-X.


(b)  Reports on Form 8-K:

     During the fourth quarter of calendar 1997, a report on Form 8-K dated as of October 31, 1997 was filed indicating that the Company completed the purchase of the assets of SerVend International, Inc.

     After the fourth quarter end, Amendment No. 1 to the Form 8-K dated as of October 31, 1997 was filed to provide the following historical financial statements of SerVend International, Inc. as well as the following pro forma statements of the Company reflecting the acquisition of SerVend International, Inc. pursuant to paragraph
(a)(4) of Item 7 of Form 8-K:



     1.  Audited consolidated financial statements of SerVend
International, Inc. and Affiliate:

          Report of Independent Accountants
          Consolidated Balance Sheet as of October 31, 1997
          Consolidated Statements of Income and Retained Earnings
               for the Period January 1, 1997 through October 31, 1997 Consolidated Statement of Cash Flows for the Period
               January 1, 1997 through October 31, 1997
          Notes to Consolidated Financial Statements

     2. Unaudited pro forma consolidated condensed financial statements of The Manitowoc Company, Inc.:

          Introduction
          Pro Forma Consolidated Condensed Statement of Operations
               for the Year Ended December 31, 1996
          Pro Forma Consolidated Condensed Balance Sheet as of
               September 30, 1997
          Pro Forma Consolidated Condensed Statement of Operations for the Nine Months Ended September 30, 1997


(c) Exhibits:
     See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.





                  REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
The Manitowoc Company, Inc.

Our report on the consolidated financial statements of The Manitowoc Company, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 37 of the 1997 Annual Report of The Manitowoc Company, Inc and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Milwaukee, Wisconsin                    /s/ Coopers & Lybrand L.L.P.
January 26, 1998                        --------------------------
                                        COOPERS & LYBRAND L.L.P.






                                                 THE MANITOWOC COMPANY, INC.
                                                      AND SUBSIDIARIES

                                       SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

                                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997


                                        BALANCE AT        CHARGED TO                       BALANCE AT
                                        BEGINNING          COSTS AND                         END OF
          DESCRIPTION                    OF YEAR           EXPENSES       DEDUCTIONS (1)      YEAR
          ------------                  ---------          --------        ------------    -----------
YEAR ENDED DECEMBER 31, 1995:

  Allowance for doubtful accounts       $1,196,317       $  283,843        $ (114,804)      $1,365,356

YEAR ENDED DECEMBER 31, 1996:

  Allowance for doubtful accounts       $1,365,356       $  322,837        $ (711,986)      $  976,207

YEAR ENDED DECEMBER 31, 1997:

  Allowance for doubtful accounts       $  976,207       $1,479,633        $ (573,985)      $1,881,855

(1) Deductions represent bad debts written-off, net of recoveries.




                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated:    February 20, 1998
                                   THE MANITOWOC COMPANY, INC.

                                   By:  /s/  Fred M. Butler
                                   ---------------------------------
                                   Fred M. Butler
                                   President & Chief Executive Officer

                                   By:  /s/  Robert R. Friedl
                                   ---------------------------------
                                   Robert R. Friedl
                                   Senior Vice President and
                                   Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:


  /s/  Fred M. Butler                                      February 20, 1998
-----------------------------------------
Fred M. Butler, President & CEO, Director

  /s/  Robert R. Friedl                                    February 20, 1998
-----------------------------------------
Robert R. Friedl, Senior Vice President & CFO

  /s/  Gilbert F. Rankin, Jr.                              February 20, 1998
-----------------------------------------
Gilbert F. Rankin, Jr., Director

  /s/  George T. McCoy                                     February 20, 1998
-----------------------------------------
George T. McCoy, Director

  /s/  Guido R. Rahr, Jr.                                  February 20, 1998
-----------------------------------------
Guido R. Rahr, Jr., Director
                                                           February 20, 1998
-----------------------------------------
James P. McCann, Director
                                                           February 20, 1998
-----------------------------------------
Dean H. Anderson, Director
                                                           February 20, 1998
-----------------------------------------
Robert S. Throop, Director

                                    THE MANITOWOC COMPANY, INC.
                                     ANNUAL REPORT ON FORM 10-K
                                FOR THE YEAR ENDED DECEMBER 31, 1997
                                         INDEX TO EXHIBITS
                                                                                       Filed
Exhibit No.                  Description                                              Herewith
----------                   -----------                                              --------
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

2.2  *            Purchase and Sale Agreement dated as of October 1, 1997, for the acquisition of SerVend International, Inc. by The Manitowoc
                  Company, Inc. (filed as Exhibit 2.1 to the Company's Report on
                  Form 8-K, dated as of October 31, 1997 and incorporated herein by reference).

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

4.4 Articles III, V, and VIII of the Amended and Restated Articles of Incorporation (see Exhibit 3.1 above).

4.5               Credit Agreement dated as of October 31, 1997, among The
                  Manitowoc Company, Inc., as Borrower, certain subsidiaries from time to time parties thereto, as Guarantors, the several
                  Lenders, and NationsBank, N.A. as Agent (filed as Exhibit 4.1 to the Company's Report on Form 8-K dated as of October 31, 1997 and incorporated herein by reference).

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

10.3 **           Form of Contingent Employment Agreement between the Company  and
                  Messrs. Butler, Flynn, Friedl, Keener, Musial, Bust, Growcock,
                  Shaw, and FitzGerald, and certain other employees of the Company
                  (filed as  Exhibit 10(c)to the Company's Annual Report on Form
                  10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference).

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

11                Statement regarding computation of basic and diluted earnings per share (see Note 7 to the 1997 Consolidated Financial
                  Statements included herein).                                              X

13                Portions of the 1997 Annual Report to Shareholders of The
                  Manitowoc Company, Inc. incorporated by reference into this
                  Report on Form 10-K.                                                      X

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