Form 10-Q
period 1998-03-31
MANITOWOC CO INC
filed 1998-04-16
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                              --------------------

                                  OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                   -------------       ---------------

Commission File Number        1-11978
                              --------


                     The Manitowoc Company, Inc.
       -------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 Wisconsin                39-0448110
               --------------           ---------------
        (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)          Identification Number)


                 500 So. 16th Street, Manitowoc, Wisconsin  54220
   ----------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


                            (920) 684-4410
          --------------------------------------------------
         (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   ( X )         No   (   )

     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of March 31, 1998, the most recent practicable date, was 17,278,878.



                                     PART I.  FINANCIAL INFORMATION
                            -------------------------------------------------

Item 1.  Financial Statements
------------------------------

                                         THE MANITOWOC COMPANY, INC.
                                     Consolidated Statements of Earnings
                            For the First Quarter of Calendar Years 1998 and 1997
                                                 (Unaudited)
                           (In thousands, except per-share and average shares data)



                                    March 31, 1998     March 31, 1997
                                     -------------      ------------

Net Sales                                $ 154,139         $ 116,041

Costs And Expenses:
  Cost of goods sold                       110,667            84,033
  Engineering, selling and
   administrative expenses                  25,887            20,707
                                         ---------         ---------
     Total                                 136,554           104,740


Earnings From Operations                    17,585            11,301

Other Income (Expense):
  Interest expense                          (2,408)           (1,124)
  Interest and dividend income                  (9)               68
  Other income (expense)                      (348)               37
                                         ---------         ---------
     Total                                  (2,765)           (1,019)
                                         ---------         ---------
Earnings Before Taxes
  On Income                                 14,820            10,282

Provision For Taxes On Income                5,483             3,804
                                         ---------         ---------
Net Earnings                             $   9,337         $   6,478
                                         ---------         ---------


Net Earnings Per Share  -  Basic            $  .54            $  .38
Net Earnings Per Share  -  Diluted          $  .54            $  .37

Dividends Per Share                         $  .11            $  .11


Average Shares Outstanding - Basic      17,274,565        17,267,035
Average Shares Outstanding - Diluted    17,450,534        17,358,717


See accompanying notes which are an integral part of these statements.


                                       THE MANITOWOC COMPANY, INC.
                                       Consolidated Balance Sheets
                               As of March 31, 1998 and December 31, 1997
                                               (Unaudited)
                                    (In thousands, except share data)

                                                -ASSETS-

                                                March 31, 1998    Dec. 31, 1997
Current Assets:                                 -------------      -----------
  Cash and cash equivalents                         $ 10,722         $ 11,888
  Marketable securities                                1,755            1,741
  Accounts receivable                                 82,098           59,237
  Inventories                                         72,987           54,701
  Prepaid expenses and other                           1,717            2,662
  Future income tax benefits                          15,287           15,287
                                                   ---------        ---------
     Total current assets                            184,566          145,516

  Intangibles assets-net                             146,194          146,983

  Other assets                                        12,994           12,678

  Property, plant and equipment:
   At cost                                           206,620          202,831
   Less accumulated depreciation                    (113,710)        (111,640)
                                                   ---------        ---------
   Property, plant and equipment-net                  92,910           91,191
                                                   ---------        ---------
     TOTAL                                          $436,664         $396,368
                                                   ---------        ---------


                                 -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
  Current portion of long-term debt                 $ 16,384         $ 15,400
  Accounts payable and accrued expenses              102,455           96,540
  Short term borrowings                               19,000           49,100
  Product warranties                                  10,642            9,772
                                                   ---------        ---------
     Total current liabilities                       148,481          170,812

Non-Current Liabilities:
  Long-term debt, less current portion               121,377           66,359
  Product warranties                                   4,979            4,955
  Postretirement health benefits obligations          19,776           19,699
  Other                                                5,637            5,925
                                                   ---------        ---------
     Total non-current liabilities                   151,769           96,938
                                                   ---------        ---------
Stockholders' Equity:
  Common stock (24,497,655 shares
     issued at both dates)                               245              245
  Additional paid-in capital                          30,985           30,980
  Cumulative foreign currency
     translation adjustments                             110             (192)
  Retained earnings                                  186,480          179,088
  Treasury stock at cost (7,218,777
     and 7,228,480 shares)                           (81,406)         (81,503)
                                                   ---------        ---------
     Total stockholders' equity                      136,414          128,618
                                                   ---------        ---------
     TOTAL                                          $436,664         $396,368
                                                   ---------        ---------

See accompanying notes which are an integral part of these statements.

                        THE MANITOWOC COMPANY, INC.
                   Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 1998 and 1997
                               (In thousands)

                                (Unaudited)
                                              March 31, 1998    March 31, 1997
                                               -------------     -------------
Cash Flows From Operations:
  Net earnings                                     $ 9,337        $ 6,478
  Non-cash adjustments to income:
     Depreciation and amortization                   3,436          2,793
     Deferred financing fees                            88             75
     Loss on sale of fixed assets                       27             31

  Changes in operating assets & liabilities:
     Accounts receivable                           (22,861)        (2,404)
     Inventories                                   (18,286)        (9,371)
     Other current assets                              945            185
     Current liabilities                             7,107         (6,494)
     Non-current liabilities                          (211)          (707)
     Non-current assets                               (791)           (10)
                                                ----------     ----------
Net cash used for operations                       (21,209)        (9,424)

Cash Flows From Investing:
  Purchase of temporary investments - net              (14)           (11)
  Proceeds from sale of property, plant,
   and equipment                                       218              0
  Capital expenditures                              (4,224)        (3,213)
                                                ----------     ----------
     Net cash used for investing                    (4,020)        (3,224)

Cash Flows From Financing:
  Dividends paid                                    (1,944)        (1,919)
  Treasury stock issued                                 97              0
  Payments on long-term borrowings                  (3,998)        (2,759)
  Change in short-term borrowings-net               29,900         11,500
                                                ----------     ----------
     Net cash provided by financing                 24,055          6,822

Effect of exchange rate changes on cash                  8            (46)
                                                ----------     ----------
     Net decrease  in cash
     and cash equivalents                           (1,166)        (5,872)

  Balance at beginning of period                    11,888         14,364
                                                ----------     ----------
  Balance at end of period                        $ 10,722       $  8,492
                                                ----------     ----------
Supplemental cash flow information:
  Interest paid                                   $  2,291       $  1,904
  Income taxes paid                               $  3,766       $    663

See accompanying notes which are an integral part of these statements.


                        THE MANITOWOC COMPANY, INC.
           Notes to Unaudited Consolidated Financial Statements
       For the Three Months Ended March 31, 1998 and March 31, 1997

                             (Unaudited)

Note 1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarters ended March 31, 1998 and 1997, the financial position at March 31, 1998 and the changes in the cash flows for the quarters ended March 31, 1998 and 1997. The interim results are not necessarily indicative of results for a full year and do not contain information included in the company's annual consolidated financial statements and notes for the year ended December 31, 1997.


Note 2. The components of inventory at March 31, 1998 and December 31, 1997 are summarized as follows (dollars in thousands):

                                                March 31,      Dec. 31,
                                                  1998           1997
                                                --------       --------
          Components:
            Raw materials                        $22,919       $25,881
            Work-in-process                       33,974        22,331
            Finished goods                        37,761        27,972
                                                 -------        ------
            Total inventories at FIFO costs       94,654        76,184

          Excess of FIFO costs
            over LIFO value                      (21,667)      (21,483)
                                                 -------       -------
            Total inventories                    $72,987       $54,701


          Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 58% and 60% of total inventory at March 31, 1998 and December 31, 1997, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

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

          Recent estimates indicate that the total cost to clean up the Site could be as high as $30 million, however, the ultimate allocation of costs for the Site are not yet final. Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. To date, the company has expensed $3.3 million in connection with this matter. There were no expenses incurred for the quarter ended March 31, 1998 and 1997. There were no expenses incurred for the year ended December 31, 1997. The company expensed $0.2 million for each of the years ended December 31, 1996 and 1995. Remediation work at the Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining. The remaining estimated liability for this matter, included in other current and noncurrent liabilities at March 31, 1998, is $1.1. million.

          As of March 31, 1998, 27 product-related lawsuits were pending. Of these, two occurred between 1985 and 1990 when the company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $25.0 million limit on the insurer's contribution.

          Product liability reserves at March 31, 1998 are $8.6 million; $4.4 million reserved specifically for the 27 cases referenced above, and $4.2 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $0.6 million, and $0.5 million for an insured claim. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.

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

Note 4. During the fourth quarter of 1996, the company's decision to consolidate and close walk-in refrigeration plants located in Iowa and Tennessee resulted in a $1.2 million charge to earnings in the Foodservice segment. The charge includes a write-down to the estimated net realizable values of the assets being abandoned and takes into consideration future holding costs and costs related to the sale of the properties. During 1997, $.1 million was charged against the reserve. For the first quarter of 1998, $.1million was charged against the reserve. During the first quarter of 1997, no costs were charged against the reserve.

          Assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin. The current carrying value of these assets, and the assets mentioned above, determined through independent appraisals, is approximately $3.8 million and is included in other assets. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. These reserves also include estimates for potential environmental liabilities on the Peninsula location. During the years ended December 31, 1997, 1996, and 1995, $.3 million, $1.1 million, and $.6 million was charged against these reserves, respectively. For the first quarter of 1998 and 1997, $40,000 and $100,000, respectively, was charged against the reserve.

Note 5. On May 19, 1997, the company`s board of directors authorized a three-for-two stock split of the company's common stock in the form of a 50-percent stock dividend payable on June 30, 1997 to shareholders of record on June 2, 1997. As a result of the stock split, a total of 5,755,679 shares were issued. All references in the financial statements to average number of common shares outstanding and related earnings per share amounts, market prices per share of common stock, and stock option plan data have been restated to reflect the split. The company also split its common stock on a 3-for-2 basis on July 2, 1996.

Note 6. The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share. There is no earnings impact for the assumed conversions of the stock options in each of the quarters.

                                                      Quarter Ended March 31
                                            ------------------------------------------
                                                     1998                 1997
                                               ---------------      -----------------
                                                       Per Share               Per Share
                                             Shares      Amount     Shares      Amount
                                             ------     --------    ------     --------
          Basic EPS                        17,274,565      $.54   17,267,035      $.38
          Effect of Dilutive
            Securities Stock Options          175,969                 91,682
          Diluted EPS                      17,450,534      $.54   17,358,717      $.37


Note 7. During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefit," which revises disclosures about pension and other postretirement benefits plans. This Statement is effective for the Company's 1998 financial statements and restatement of disclosures for earlier years provided for comparative purposes will be required unless the information is not readily available. The company is currently evaluating the extent to which its financial statements will be affected by SFAS No. 132.

          In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use," which specifies the accounting treatment provided to computer software costs depending upon the type of costs incurred. This Statement is effective for the company's 1999 financial statements and restatement of prior years will not be required. The company does not believe that the adoption of this Statement will have a significant impact on its financial position or results of operations.


Note 8.   On April 2, 1998, the company privately placed, with
          Prudential Insurance Company, $50 million principal amount of the company's Series A Senior Notes. The company used the proceeds from the sale of the Notes to pay down borrowings under the current term loan.

          The Notes are unsecured and bear interest at the fixed annual rate of 6.54%. The Notes mature in 12 years, and require principal payments beginning in the eighth year after issuance, resulting in an average life of ten years. The agreement between the company and Prudential Insurance Company pursuant to which the Notes were issued (the "Note Agreement") includes covenants which require the company to maintain certain debt ratios and certain levels of net worth. These covenants are no more restrictive than covenants made by the company in connection with certain other credit facilities. Under the terms of the Note Agreement, the company may offer additional senior notes to Prudential Insurance Company up to a maximum principal amount of $25 million, although Prudential Insurance Company is not obligated to purchase any additional notes.


Note 9. Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters Ended March 31, 1998
and March 31, 1997
-----------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter ended March 31, 1997 and 1996 are shown below (in thousands):


                                            March 31,       March 31,
                                              1998             1997
                                          ------------    -------------
NET SALES:
  Foodservice products                      $ 67,007       $  52,509
  Cranes and related products                 76,192          56,343
  Marine                                      10,940           7,189
                                           ---------        --------
     Total                                  $154,139        $116,041

EARNINGS (LOSS) FROM OPERATIONS:
  Foodservice products                         9,316           6,176
  Cranes and related products                  9,762           6,937
  Marine                                       2,305           1,027
  General corporate expense                   (2,626)         (2,059)
  Amortization                                (1,172)           (780)
                                           ---------        --------
     Total                                  $ 17,585        $ 11,301

First quarter net earnings were $9.3 million, equal to 54 cents per share ( basic and diluted), up 44% from the prior-year quarter when the company earned $6.5 million, or 38 cents per share (37 cents diluted). Net sales for the first three months of 1998 totaled $154.1 million, compared with $116.0 million during the same period the year before. Each of the company's three business segments contributed to the improved results with higher sales, operating earnings, and margins for the quarter. Most of the improvement was volume related, but the company also benefited from productivity gains in the large-crane operation and an improved mix in the marine business. The sale of the Tonka walk-in refrigerator business, completed on December 30, 1997, eliminated a unit that was dilutive to the foodservice equipment earnings.

Foodservice equipment sales were $67.0 million for the quarter, up 28% from the first quarter of 1997. Operating earnings increased 51% to $9.3 million, from $6.2 million in 1997. Manitowoc Ice has completed its introduction of the "Q" Series ice-cube machines, which continue to receive enthusiastic response from customers. The integration of SerVend continues exceptionally well, and its record results helped the first-quarter comparison in the foodservice equipment segment.

First quarter sales for the Crane segment were $76.2 million, compared to $56.3 million for 1997. Crane segment operating earnings were $9.8 million, up 41% from the first quarter last year. The backlog of unfilled crane orders continues to grow despite heavy first-quarter shipments. The backlog was $163 million at the end of March, up from $149 million at year end. The majority of this backlog is destined for the North American and European markets, with only one machine order for an Asian customer. The backlog includes multiple orders for Manitowoc's newest cranes - the 777 truck crane and the 2250 liftcrane.

Marine segment sales and operating earnings for the first quarter were $10.9 million and $2.3 million, respectively, compared with $7.2 million and $1.0 million for the same period in 1997. Marine results were buoyed by a record winter fleet, the completion of a tug/barge conversion, and emergency repairs on a 635-foot self-unloading bulk carrier. The Great Lakes shipping industry set a post-recession hauling record last year, and the coming season looks even stronger. This could lead to increased work for our shipyards.

The effective tax rate for the comparable quarters remained unchanged at 37 percent.

Inventories and accounts receivable rose during the quarter in line with volume increases and normal seasonal patterns.

Interest expense was up due to the increased debt following the SerVend acquisition.


Financial Condition at March 31, 1998
---------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $12.5 million and future cash flows from operations are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt, line of credit, costs associated with the plant opening and consolidations, and anticipated capital expenditures of between $12-$15 million.

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




                    PART II.    OTHER INFORMATION
                 ------------------------------------


Item 2.   Changes in Securities
          ----------------------

          On April 2, 1998, the company privately placed, with Prudential Insurance Company, $50 million principal amount of the company's Series A Senior Notes. The company used the proceeds from the sale of the Notes to pay down borrowings under the current term loan.

          The Notes are unsecured and bear interest at the fixed annual rate of 6.54%. The Notes mature in 12 years, and require principal payments beginning in the eighth year after issuance, resulting in an average life of ten years. The agreement between the company and Prudential Insurance Company pursuant to which the Notes were issued (the "Note Agreement") includes covenants which require the company to maintain certain debt ratios and certain levels of net worth. These covenants are no more restrictive than covenants made by the company in connection with certain other credit facilities. Under the terms of the Note Agreement, the company may offer additional senior notes to Prudential Insurance Company up to a maximum principal amount of $25 million, although Prudential Insurance Company is not obligated to purchase any additional notes.


Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

  a) Exhibits:      See exhibit index following the signatures on this
     Report, which is incorporated herein by reference.

  b) Reports on form 8-K:          None.





                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MANITOWOC COMPANY, INC.
                                    (Registrant)



                                /s/  Robert R. Friedl
                                --------------------------------
                                Robert R. Friedl
                                Senior Vice President and
                                Chief Financial Officer


                                /s/  E. Dean Flynn
                                --------------------------------
                                E. Dean Flynn
                                Secretary


April 16, 1998









                     THE MANITOWOC COMPANY, INC.

                            EXHIBIT INDEX

                             TO FORM 10-Q

                      FOR QUARTERLY PERIOD ENDED

                            MARCH 31, 1998




Exhibit                                            Filed
 No               Description                    Herewith
-------           -----------                    --------


   4  *        Credit Agreement, dated as of
               April 2, 1998, among The
               Manitowoc Company, Inc., as
               Borrower, and Prudential
               Insurance Company                       X


  27           Financial Data Schedules                X




* Pursuant to Item 601(b) (2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request, a copy of any unfiled exhibits or schedules to such document.