Form 10-Q
period 1998-06-30
MANITOWOC CO INC
filed 1998-07-29
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                      FORM 10Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

	For the quarterly period ended		June 30, 1998
                                            --------------------

						OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

	For the transition period from			to
                                       ---------------         ---------------

	Commission File Number		1-11978
                                      ------------


                                   The Manitowoc Company, Inc.
                     ------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

                Wisconsin                              39-0448110
	--------------------------------	-------------------------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification Number)


500 So. 16th Street, Manitowoc, Wisconsin             54220
----------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


                      (920) 684-4410
-------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

                         Yes  ( X )      No   (   )


	The number of shares outstanding of the Registrant's common stock, $.01 par value, as of June 30, 1998, the most recent practicable date, was 17,291,154.





PART I.  FINANCIAL INFORMATION
------------------------------------


Item 1.  Financial Statements
-------------------------------------

                            THE MANITOWOC COMPANY, INC.
                        Consolidated Statements of Earnings
            For the Quarter and Six Months Ended June 30, 1998 and 1997
                                     (Unaudited)
                (In thousands, except per-share and average shares data)


                                         QUARTER ENDED                YEAR-TO-DATE
                                     ---------------------         ----------------------
                                    June 30,        June 30,          June 30,       June 30,
                                      1998            1997              1998           1997
                                  ------------    -----------     ------------    -----------

Net Sales                          $ 188,899       $ 144,985       $ 343,038       $ 261,026

Costs And Expenses:
  Cost of goods sold                 135,805         103,156         246,472         187,189
  Engineering, selling and
    administrative expenses           25,501          21,108          51,388          41,815
                                     -------       ---------        --------        --------
       Total                         161,306         124,264         297,860         229,004


Earnings From Operations              27,593          20,721          45,178          32,022

Other Income (Expense):
  Interest expense                    (2,858)         (1,608)         (5,266)         (2,732)
  Interest and dividend income            48              13              39              81
  Other expense                         (481)           (190)           (829)           (153)
                                     -------        --------        --------        --------
        Total                         (3,291)         (1,785)         (6,056)         (2,804)
                                    --------        --------        --------        --------
Earnings Before Taxes
        On Income                     24,302          18,936          39,122          29,218

Provision For Taxes On Income          8,894           7,007          14,377          10,811
                                    --------        --------        --------        --------
Net Earnings                       $  15,408      $   11,929       $  24,745       $  18,407
                                    --------        --------        --------        --------


Net Earnings Per Share - Basic        $  .89          $  .69         $  1.43         $  1.07
Net Earnings Per Share - Diluted      $  .88          $  .69         $  1.42         $  1.06

Dividends Per Share                   $  .11          $  .11         $   .22         $   .22

Average Shares
   Outstanding - Basic            17,285,236      17,267,035      17,279,930      17,267,035
Average Shares
   Outstanding - Diluted          17,478,751      17,391,174      17,460,963      17,359,417



See accompanying notes which are an integral part of these statements.




                               THE MANITOWOC COMPANY, INC.
                               Consolidated Balance Sheets
                        As of June 30, 1998 and December 31, 1997
                             (In thousands, except share data)

                                        -ASSETS-

                                                 June 30, 1998     Dec. 31, 1997
                                                 --------------    --------------
                                                   (Unaudited)
Current Assets:
        Cash and cash equivalents                 $    15,579      $    11,888
        Marketable securities                           1,787            1,741
        Accounts receivable                            84,932           59,237
        Inventories                                    64,303           54,701
        Prepaid expenses and other                      1,684            2,662
        Future income tax benefits                     15,287           15,287
                                                  -----------      -----------
        Total current assets                          183,572          145,516

Intangible assets - net                               144,918          146,983

Other assets                                           13,472           12,678

Property, plant and equipment:
        At cost                                       209,923          202,831
        Less accumulated depreciation                (114,952)        (111,640)
                                                  -----------     ------------
        Property, plant and equipment-net              94,971           91,191
                                                  -----------     ------------
        TOTAL                                      $  436,933       $  396,368
                                                  -----------     ------------

                      -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
        Current portion of long-term debt         $    17,368      $    15,400
        Accounts payable and accrued expenses         108,563           96,540
        Short-term borrowings                          12,000           49,100
        Product Warranties                             11,981            9,772
                                                   ----------      -----------
        Total current liabilities                     149,912          170,812

Non-Current Liabilities:
        Long-term debt less current portion           106,557           66,359
        Product warranties                              5,003            4,955
        Post-retirement health benefits obligations    19,853           19,699
        Other                                           5,737            5,925
                                                   ----------      -----------
        Total non-current liabilities                 137,150           96,938
                                                   ----------      -----------
Stockholders' Equity:
	Common stock (24,497,655 shares
           issued at both dates)                          245              245
        Additional paid-in capital                     31,014           30,980
	Cumulative foreign currency translation
           adjustments                                    (29)            (192)
        Retained earnings                             199,943          179,088
	Treasury stock at cost (7,206,501 and
            7,228,480 shares)                         (81,302)         (81,503)
                                                  -----------      -----------
        Total stockholders' equity                    149,871          128,618
                                                  -----------      -----------
        TOTAL                                      $  436,933       $  396,368
                                                  -----------      -----------


See accompanying notes which are an integral part of these statements.



                             THE MANITOWOC COMPANY, INC.
                       Consolidated Statements of Cash Flows
                   For the Six Months Ended June 30, 1998 and 1997
                                   (In thousands)

                                                            (Unaudited)

                                                    June 30, 1998     June 30, 1997
                                                   ---------------    -------------
Cash Flows From Operations:
        Net earnings                                   $   24,745        $   18,407

	Non-cash adjustments to income:
        Depreciation and amortization                       6,945             5,493
        Deferred financing fees                               193               150
        Loss on sale of fixed assets                          148               143


	Changes in operating assets and liabilities:
        Accounts receivable                               (25,695)           (6,454)
        Inventories                                        (9,602)           (9,078)
        Other current assets                                  978               114
        Current liabilities                                14,578            (1,737)
        Non-current liabilities                              (188)             (874)
        Non-current assets                                 (1,251)              185
                                                       ----------        ----------
        Net cash provided by operations                    10,851             6,349

Cash Flows From Investing:
        Purchase of temporary investments                     (46)              (29)
	Proceeds from sale of property,
           plant, and equipment                               237                12
        Capital expenditures                               (8,768)           (5,886)
                                                       ----------        ----------
        Net cash used for investing                        (8,577)           (5,903)


Cash Flows From Financing:
        Dividends paid                                     (3,889)           (3,837)
        Treasury stock issued                                 234                 0
        Proceeds from long-term borrowings                 50,000                 0
        Payments on long-term borrowings                  (57,834)           (5,519)
        Change in short-term borrowings - net              12,900             2,200
                                                       ----------        ----------
        Net cash provided by (used for) financing           1,411            (7,156)

Effect of exchange rate changes on cash                         6               (27)
                                                       ----------        ----------
Net increase (decrease) in cash
        and cash equivalents                                3,691            (6,737)

Balance at beginning of period                             11,888            14,364
                                                       ----------        ----------
Balance at end of period                               $   15,579        $    7,627
                                                       ----------        ----------
Supplemental cash flow information:
        Interest paid                                  $    4,379        $    3,504
        Income taxes paid                                  16,832             8,966

See accompanying notes which are an integral part of these statements.




                    THE MANITOWOC COMPANY, INC
        Notes to Unaudited Consolidated Financial Statements
           For the Six Months Ended June 30, 1998 and 1997



Note 1.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarter and six months ended June 30, 1998 and 1997, the financial position at June 30, 1998 and the changes in the cash flows for the six months ended June 30, 1998 and 1997. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 1997.

Note 2.

The components of inventory at June 30, 1998 and December 31, 1997 are summarized as follows (dollars in thousands):


                                        June 30,        December 31,
                                         1998                1997
                                      -----------      -------------
Components:
        Raw materials                   $  23,279         $  25,881
        Work-in-process                    28,468            22,331
        Finished goods                     34,510            27,972
                                        ---------         ---------
	Total inventories at
          FIFO costs                       86,257            76,184

Excess of FIFO costs
        over LIFO value                   (21,954)          (21,483)
                                        ---------         ---------
        Total inventories               $  64,303         $  54,701

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 54% and 60% of total inventory for June 30, 1998 and December 31, 1997, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.


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

Recent estimates indicate that the total cost to clean up the Site could be as high as $30 million. However, the ultimate allocation of costs for the Site are not yet final. Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. To date, the company has expensed $3.3 million in connection with this matter. There were no expenses incurred for the year ended December 31, 1997. The company expensed $0.2 million for each of the years ended December 31, 1996 and 1995. Remediation work at the Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining. The remaining estimated liability for this matter, included in other current and noncurrent liabilities at June 30, 1998, is $1.1 million.

As of June 30, 1998, 22 product-related lawsuits were pending. Of these, one occurred between 1985 and 1990 when the company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, at which time the company had insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $25.0 million limit on the insurer's contribution.

Product liability reserves at June 30, 1998 are $8.5 million; $3.3 million reserved specifically for the 22 cases referenced above, and $5.2 million for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $25,000, and $.5 million for an insured claim. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.

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


Note 4.

During the fourth quarter of 1996, the company's decision to consolidate and close walk-in refrigeration plants located in Iowa and Tennessee resulted in a $1.2 million charge to earnings in the Foodservice segment. The charge includes a write-down to the estimated net realizable values of the assets being abandoned and takes into consideration future holding costs and costs related to the sale of the properties. For the six months ended June 30, 1998, $.1 million was charged against the reserve, with no charges to the reserve during the second quarter of 1998. During the second quarter and first six months of 1997, $.1 million was charged against the reserve.

Assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin. The current carrying value of these assets, and the assets mentioned above, determined through independent appraisals, is approximately $3.6 million and is included in other assets. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. These reserves also include estimates for potential environmental liabilities on the Peninsula location. During the years ended December 31, 1997, 1996 and 1995, $35,000, $1.1 million and $.6 million was paid and charged against these reserves, respectively. For the first six months of 1998 and 1997, $40,000 and $600,000 were charged against the reserve, respectively. For the second quarter of 1998 there were no charges against the reserve, compared with $10,000 charged in the second quarter of 1997.


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


                                Quarter Ended June 30                            Six Months Ended June 30
                           ---------------------------------               ----------------------------------
                               1998                  1997                     1998                    1997
                            ----------           ------------             -----------            -------------
                                  Per Share               Per Share               Per Share                Per Share
                       Shares       Amount      Shares    Amount        Shares     Amount       Shares      Amount
                      --------   ----------    --------   --------     ---------  ---------     --------   ---------
Basic EPS             17,285,236   $.89      17,267,035      $.69     17,279,930     $1.43    17,267,035      $1.07
Effect of Dilutive
   Securities Stock
     Options             193,515                124,139                  181,033                  92,382
                      ----------             ----------               ----------              ----------
Diluted EPS           17,478,751   $.88      17,391,174      $.69     17,460,963     $1.42    17,359,417      $1.06


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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts as either assets or liabilities and measure those instruments at fair value. This Statement is effective for the Company's fiscal year 2000 first quarter financial statements and restatement of prior years will not be required. The Company is currently evaluating the extent to which its financial statements will be affected by SFAS No. 133.

Note 8.

On April 2, 1998, the company privately placed, with Prudential
Insurance Company, $50 million principal amount of the company's Series A Senior Notes (the "Notes"). The company used the proceeds from the sale of the Notes to pay down borrowings under the current term loan.

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
 Results of Operations

Results of Operations for the Quarter and Six Months Ended June 30, 1998
  and 1997
-------------------------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter and six months ended June 30, 1998 and 1997 are shown below (in thousands):


                                          QUARTER ENDED                    YEAR-TO-DATE
                                        -----------------                 --------------
                                     June 30,        June 30,        June 30,        June 30,
                                       1998            1997             1998            1997
                                     --------       ---------        ---------       ---------
NET SALES:
        Foodservice products         $  87,230       $ 65,941        $ 154,237       $ 118,450
        Cranes and related products     86,145         63,866          162,337         120,209
        Marine                          15,524         15,178           26,464          22,367
                                     ---------     ----------         --------      ----------
        Total                        $ 188,899       $144,985        $ 343,038       $ 261,026

EARNINGS (LOSS) FROM OPERATIONS:
        Foodservice products         $  15,627       $ 11,437        $  24,943       $  17,613
        Cranes and related products     12,928          9,493           22,690          16,430
        Marine                           2,751          2,880            5,056           3,907
        General corporate expense       (2,542)        (2,309)          (5,168)         (4,368)
        Amortization                    (1,171)          (780)          (2,343)         (1,560)
                                       -------       --------          -------       ---------
        Total                        $  27,593       $ 20,721        $  45,178       $  32,022

Net sales for the quarter ended June 30, 1998 were $188.9 million, up 30 percent
compared with the second quarter of 1997.   Net earnings grew to $15.4 million,
or 89 cents per share (88 cents diluted), a 29 percent increase from the $11.9 million, and 69 cents per share (basic and diluted), earned in the second quarter of 1996. Operating earnings for the quarter were $27.6 million, up
33 percent from a year earlier. The improved operating margin resulted from higher profitability in the company's foodservice segment.

For the first six months of 1998, net sales totaled $343.0 million, compared with sales of $261.0 million in the first half of last year. Net earnings through the end of June were $24.7 million, or $1.43 per share ($1.42 diluted). In the first half of 1997, net earnings were $18.4 million, or $1.07 per share ($1.06 diluted).

Second quarter sales of foodservice equipment were $87.2 million, up 32 percent from a year ago, while the operating profit for this segment rose 37 percent to $15.6 million. Year to date sales and earnings were $154.2 million and $24.9 million, respectively, compared with $118.5 million and $17.6 million in 1997.

Cranes and related products sales for the second quarter increased 35 percent over the same period last year. Operating earnings were $12.9 million and $22.7 million for the second quarter and first six months of 1998, respectively, compared with earnings of $9.5 million and $16.4 million for the same periods last year. The $172.4 million backlog of unfilled crane orders remains at an all-time high, reflecting the strength of the construction industry, and active replacement cycle, and broad market acceptance of its new crane platforms.

Sales and earnings for the marine segment were relatively flat for the second quarter of 1998. However, both remain at historically high levels for this time of year. Year to date sales were $26.5 million, up 18 percent from a year earlier. Operating earnings were $5.0 million for the first half of 1998, compared with $3.9 million for the same period in 1997.

Operations continue to generate significant cash flow. In the most recent quarter, the company had positive cash flow of $32.1 million, compared with a negative $21.2 million in the first three months of 1998 and positive $15.8 million in the second quarter last year.

Interest expense in the quarter and for the first half of 1998 are significantly higher than in the corresponding 1997 periods due to increased debt resulting from the acquisition of SerVend in 1997 and greater working capital needs.



Financial Condition at June 30, 1998
----------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $17.4 million and future cash flows from operations are expected to be adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt, line of credit, costs associated with the plant opening and consolidations, and anticipated capital expenditures of between $12-$15 million.

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


Item 3.		Quantitative and Qualitative Disclosure About Market Risk
                 -------------------------------------------------------

There have been no material changes in market risks faced by the company as compared to those reported in its Annual Report on Form 10-K for the year ended December 31, 1997.


                        PART II.    OTHER INFORMATION
                  ----------------------------------------


Item 4.		Submission of Matters to a Vote of Security Holders
              -------------------------------------------------------


At the annual meeting of the company's shareholders on May 5, 1998, pursuant to Proposal 1, management's nominees named below were elected as directors of the class whose term expires in 2001, by the indicated votes cast for and withheld with respect to each nominee. Of the 14,903,573 shares of Common Stock which were represented at the meeting, at least 97.8 percent of the shares voting were voted for the election of each of management's nominees, as follows:

Name of Nominee                For        Withheld
---------------                ---        --------

George E. Fischer          14,574,949      328,624
Gilbert F. Rankin, Jr.     14,579,657      323,916

There were no abstentions or broker non-votes with respect to the election of directors. In addition to the directors elected at the meeting, the company's continuing directors are Dean H. Anderson, James P. McCann, Guido R. Rahr, Jr. and Robert S. Throop.

Proposal 2, amending the company's Articles of Incorporation to increase the company's authorized shares of Common Stock from 35,000,000 to 75,000,000, was approved as follows:

		Shares Voted For	      10,953,735
		Shares Voted Against	   3,795,972
		Shares Abstaining	        153,866

Further information concerning the matters voted upon at the 1998 Annual Meeting of Shareholders is contained in the company's proxy statement dated March 16, 1998 with respect to the 1998 Annual Meeting.




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


                                   THE MANITOWOC COMPANY, INC.
                                   (Registrant)




	/s/   Terry D. Growcock
	-------------------------------
	Terry D. Growcock
	President and Chief Executive Officer




	/s/   Robert R. Friedl
	-------------------------------
	Robert R. Friedl
	Senior V.P. and Chief Financial Officer




	/s/   E. Dean Flynn
	-------------------------------
	E. Dean Flynn
	Secretary












July 28, 1998



                      THE MANITOWOC COMPANY, INC.

                             EXHIBIT INDEX

                              TO FORM 10-Q

                      FOR QUARTERLY PERIOD ENDED

                             June 30, 1998







Exhibit                                           Filed
  No                 Description                 Herewith
-------            ---------------             ------------



   27           Financial Data Schedule              X