Form 10-Q
period 1998-09-30
MANITOWOC CO INC
filed 1998-10-28
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1998
                               --------------------

                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from           to
                               --------      --------

Commission File Number                  1-11978
                                       ---------


                          The Manitowoc Company, Inc.
                      ------------------------------------
               (Exact name of registrant as specified in its charter)

                   Wisconsin                             39-0448110
 ------------------------------------        -----------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification Number)


                 500 South 16th Street, Manitowoc, Wisconsin  54220
           ------------------------------------------------------------------
             (Address of principal executive offices)           (Zip Code)


                                       (920) 684-4410
                   ----------------------------------------------------
                      (Registrant's telephone number, including area code)

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

                                Yes  ( X )      No   (   )


        The number of shares outstanding of the Registrant's common stock, $.01 par value, as of September 30, 1997, the most recent practicable date, was 17,295,025.



                             PART I.  FINANCIAL INFORMATION
                            --------------------------------

Item 1.  Financial Statements
-----------------------------

                             THE MANITOWOC COMPANY, INC.
                         Consolidated Statements of Earnings
            For the Quarter and Nine Months Ended Calendar Years 1998 and 1997
                                     (Unaudited)
                  (In thousands, except per-share and average shares data)


                                               QUARTER ENDED                   YEAR-TO-DATE
                                              --------------                   -------------
                                          Sept. 30        Sept. 30        Sept. 30        Sept. 30
                                             1998           1997            1998            1997
                                          --------        --------        --------        --------

Net Sales                                $ 184,023      $  133,935       $ 527,061      $  394,961

Costs And Expenses:
    Cost of goods sold                     130,743          96,581         377,215         283,770
    Engineering, selling and
      administrative expenses               26,314          20,826          77,702          62,641
                                           -------         -------         -------         -------
        Total                              157,057         117,407         454,917         346,411


Earnings From Operations                    26,966          16,528          72,144          48,550

Other Income (Expense):
   Interest expense                         (2,091)         (1,512)         (7,357)         (4,244)
   Interest and dividend income                 22             145              61             226
   Other income (expense)                     (869)            (49)         (1,698)           (202)
                                          --------         -------        --------        --------
        Total                               (2,938)         (1,416)         (8,994)         (4,220)
                                          --------         -------        --------        --------

Earnings Before Taxes On Income             24,028          15,112          63,150          44,330

Provision For Taxes On Income                8,825           5,591          23,202          16,402
                                          --------        --------        --------        --------
Net Earnings                             $  15,203       $   9,521       $  39,948      $   27,928
                                          --------        --------        --------        --------

Net Earnings Per Share - Basic                $.88            $.55           $2.31           $1.62
Net Earnings Per Share - Diluted              $.87           $ .55           $2.29           $1.61

Dividends Per Share                           $.11           $ .11           $ .33           $ .33

Average Shares Outstanding - Basic      17,292,684      17,267,035      17,284,228      17,267,035
Average Shares Outstanding - Diluted    17,396,850      17,448,741      17,432,015      17,395,914


See accompanying notes which are an integral part of these statements.


                       THE MANITOWOC COMPANY, INC.
                       Consolidated Balance Sheets
            As of  September 30, 1998 and December 31, 1997
                   (In thousands, except share data)



                               -ASSETS-

                                                     Unaudited       Audited
                                                      Sept. 30        Dec. 31
                                                        1998            1997
                                                    ------------    ----------
Current Assets:
   Cash and cash equivalents                         $  9,787        $  11,888
   Marketable securities                                1,806            1,741
   Accounts receivable                                 80,521           59,237
   Inventories                                         70,450           54,701
   Prepaid expenses and other                           1,510            2,662
   Future income tax benefits                          15,287           15,287
                                                    ---------        ---------
        Total current assets                          179,361          145,516

Intangible Assets - Net                               145,856          146,983

Other Assets                                           13,884           12,678

Property, Plant and Equipment:
        At cost                                       206,757          202,831
        Less accumulated depreciation                (115,349)        (111,640)
                                                    ---------        ---------
        Property, plant and equipment-net              91,408           91,191
                                                    ---------        ---------
TOTAL                                                $430,509         $396,368
                                                    ---------        ---------

                -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:
   Accounts payable and accrued expenses             $116,478         $ 96,540
   Current portion of long-term debt                   14,696           15,400
   Short-term borrowings                                3,100           49,100
   Product warranties                                  12,120            9,772
                                                    ---------         --------
        Total current liabilities                     146,394          170,812

Non-current Liabilities:
   Long-term debt, less current portion                91,293           66,359
   Product warranties                                   4,962            4,955
   Post-retirement health benefits obligations         19,923           19,699
   Other                                                4,861            5,925
                                                     --------         --------
        Total non-current liabilities                 121,039           96,938
                                                     --------         --------
Stockholders' Equity:
 Common stock (24,497,655 shares
           issued at both dates)                          245              245
        Additional paid-in capital                     31,021           30,980
 Cumulative foreign currency
           translation adjustments                       (102)            (192)
        Retained earnings                             213,202          179,088
 Treasury stock at cost  (7,202,630 and
           7,230,620 shares, respectively)            (81,290)         (81,503)
                                                     --------         --------
        Total stockholders' equity                    163,076          128,618
                                                     --------         --------
        TOTAL                                        $430,509         $396,368
                                                     --------         --------

See accompanying notes which are an integral part of these statements.



                           THE MANITOWOC COMPANY, INC.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1998 and 1997
                                  (In thousands)

                                   (Unaudited)

                                              Sept. 30, 1998  Sept. 30, 1997
                                              --------------  -------------
Cash Flows From Operations:
   Net earnings                                    $ 39,948        $ 27,928

   Non-cash adjustments to income:
        Depreciation and amortization                10,453           8,363
        Deferred financing fees                         298             225
        Deferred income taxes                             0              63
        Gain on sale of fixed assets                    835             157

   Changes in operating assets and liabilities:
        Accounts receivable                         (21,284)         (1,418)
        Inventories                                 (15,749)        (12,639)
        Other current assets                          1,152              72
        Current liabilities                          22,332             (83)
        Non-current liabilities                      (1,063)           (986)
        Deferred income                                 224             434
        Non-current assets                           (3,864)            (59)
                                                   --------        --------
        Net cash provided by operations              33,282          22,057

  Cash Flows From Investing:
        Purchase of temporary investments - net         (65)           (154)
        Proceeds from sale of property, plant,
           and equipment                              1,291              70
        Capital expenditures                         (9,282)         (9,047)
                                                   --------        --------
        Net cash used for investing                  (8,056)         (9,131)

  Cash Flows From Financing:
        Dividends paid                               (5,834)         (5,780)
        Treasury stock issued                           254               0
        Proceeds from long-term borrowings           50,000               0
        Payments on long-term borrowings            (75,770)         (8,301)
        Change in short-term borrowings - net         4,000               0
                                                   --------        --------
        Net cash used for financing                 (27,350)        (14,081)

  Effect of Exchange Rate Changes on Cash                23             (65)
                                                   --------        --------
 Net increase (decrease) in cash and
           cash equivalents                          (2,101)         (1,220)

        Balance at beginning of period               11,888          14,364
                                                   --------        --------
        Balance at end of period                   $  9,787        $ 13,144
                                                   --------        --------
  Supplemental cash flow information:
        Interest paid                             $   6,476       $   4,969
        Income taxes paid                         $  27,848        $ 17,029


See accompanying notes which are an integral part of these statements.


                    THE MANITOWOC COMPANY, INC.
        Notes to Unaudited Consolidated Financial Statements
        For the Nine Months Ended September 30, 1998 and 1997

                            (Unaudited)
Note 1.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations for the quarter and nine months ended September 30, 1998 and 1997, the financial position at September 30, 1998, and the changes in the cash flows for the nine months ended September 30, 1998 and 1997. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 1997.

Note 2.

The components of inventory at September 30, 1998 and December 31, 1997 are summarized as follows (dollars in thousands):

                                        September 30    December 31,
                                            1998            1997
                                        -------------   ------------
Components:
        Raw materials                      $ 28,804        $ 25,881
        Work-in-process                      23,588          22,331
        Finished goods                       40,357          27,972
                                         ----------       ---------
        Total inventories at FIFO costs      92,749          76,184

Excess of FIFO costs
        over LIFO value                     (22,299)        (21,483)
                                          ---------       ---------
        Total inventories                 $  70,450       $  54,701
                                          ---------       ---------

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 46% and 60% of total inventory at September 30, 1998 and December 31, 1997, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

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

Recent estimates indicate that the total cost to clean up the Site could be as high as $30 million, however, the ultimate allocation of costs for the Site are not yet final. Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. To date, the company has expensed $3.3 million in connection with this matter. There were no expenses incurred for the years ended December 31, 1997 and 1998. The company expensed $0.2 million for each of the years ended December 31, 1996 and 1995. Remediation work at the Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining.
The remaining estimated liability for this matter, included in other current and noncurrent liabilities at September 30, 1998 is $1.1 million.

 As of September 30, 1998, 24 product-related lawsuits were pending. Of these, one occurred between 1985 and 1990 when the company was completely self-insured. The remaining lawsuits occurred subsequent to June 1, 1990, since which time the company has had insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $16.0 million limit on the insurer's contribution.

Product liability reserves at September 30, 1998 are $8.9 million; $3.8 million is reserved specifically for the 24 cases referenced above, and $5.1 million is reserved for incurred but not reported claims. These reserves were estimated using actuarial methods. The highest current reserve for a non-insured claim is $25,000, and $.8 million for an insured claim. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.

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


Note 4.

During the fourth quarter of 1996, the company's decision to consolidate and close its walk-in refrigeration plants located in Iowa and Tennessee resulted in a $1.2 million charge to earnings in the Foodservice segment. The charge includes a write-down to the estimated net realizable values of the assets being abandoned and takes into consideration future holding costs and costs related to the sale of the properties. For the nine months ended September 30, 1998, $0.1 million was charged against the reserve, with $12,000 charged to the reserve during the third quarter of 1998. During the third quarter and first nine months of 1997, $50,000 and $0.1 million were charged against the reserve, respectively.

Assets currently held for sale include land and improvements, buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin. The current carrying value of these assets, and the assets mentioned above, determined through independent appraisals, is approximately $3.6 million and is included in other assets. The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, insurance, and demolition costs for various buildings. These reserves also include estimates for potential environmental liabilities on the Peninsula location. During the years ended December 31, 1997, 1996 and 1995, $35,000, $1.1 million and $0.6 million were paid and charged against these reserves, respectively. For the third quarter and first nine months of 1998 there were no charges against the reserve.


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

                               Quarter Ended September 30                   Nine Months Ended September 30
                                ------------------------                      --------------------------

                                 1998               1997                     1998                 1997
                           ----------------    ---------------         ---------------       --------------
                                  Per Share            Per Share              Per Share               Per Share
                        Shares     Amount     Shares    Amount      Shares      Amount      Shares     Amount
                         -----      -----     -----      -----      -----       -----       -----      -----
Basic EPS             17,292,684    $.88    17,267,035    $.55    17,284,228    $2.31    17,267,035    $1.62
Effect of Dilutive
   Securities- Stock
     Options             104,166               181,706               147,787                128,879
                       ---------             ---------             ---------              ---------
Diluted EPS           17,396,850    $.87    17,448,741    $.55    17,432,015    $2.29    17,395,914    $1.61
                       ---------             ---------             ---------              ---------

Note 7.

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises disclosures about pension and other postretirement benefit plans. This Statement is effective for the Company's 1998 financial statements, and restatement of disclosures for earlier years provided for comparative purposes will be required unless the information is not readily available. The company is currently evaluating the extent to which its financial statements will be affected by SFAS No. 132.

In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use," which specifies the accounting treatment provided to computer software costs depending upon the type of costs incurred. This Statement is effective for the company's 1999 financial statements. Restatement of prior years will not be required. The company does not believe that the adoption of this Statement will have a significant impact on its financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts as either assets or liabilities, and measure those instruments at fair value. This Statement is effective for the Company's fiscal year 2000 first quarter financial statements. Restatement of prior years will not be required. The Company is currently evaluating the extent to which its financial statements will be affected by SFAS No. 133.

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

Note. 9

On September 22, 1998, the company issued a press release announcing it had signed an agreement to purchase the assets of USTC, Inc., a wholly owned subsidiary of UK-based Powerscreen International PLC.

Located in York, Pennsylvania, USTC builds three proprietary product lines, including boom trucks, rough terrain forklifts, and other types of material-handling equipment. USTC was formed in 1996 when Powerscreen purchased the boom truck product line formerly built by JLG. Presently, the USTC product line includes nine models of boom trucks offering capacities from 10 to 32 tons and tip heights to 170 feet. USTC has approximately 200 employees and had consolidated sales exceeding $30 million for its fiscal year ending March 31, 1998.

The company plans to finance the purchase with a combination of short- and long-term debt. The estimated price includes cash in the mid-$40 million range plus the assumption of trade debt. Closing is contingent upon government approval and approval by Powerscreen's shareholders. The transaction is anticipated to close in late October to early November.

On September 9, the company announced the agreement to acquire a fifty percent ownership stake in an Italian ice-machine manufacturer Fabricca
Apparecchiatture per la Produzione di Ghiacco S.r.l. (FAG) of Milan, Italy, in a cash transaction.

FAG produces Icetronic and Compact brand icemakers as well as private label ice machines in capacities ranging from 10 to 60 kilos (22 to 132 pounds) of ice per day. This is the size range most popular in Europe and in other world markets where ice usage is significantly less than in North America.

Under terms of the Agreement, the company has an option to purchase an additional thirty percent of the shares over five years.


Note 10.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field (i.e., "98" for "1998"), and will need to be modified or upgraded to accept four digit entries in order to distinguish 21st century codes (i.e., "2002") from 20th century dates (i.e., "1902"). As a result, in less than two years, the computer systems and/or software used by many companies will need to be upgraded to comply with the "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance.

In 1996, Manitowoc began to assess and design a plan to resolve Year 2000 compliance issues potentially affecting the company, both with respect to internal systems and systems on which the Manitowoc's major vendors, suppliers, and distributors are reliant. To date, a comprehensive review has been conducted of Manitowoc's systems and software to identify applications that could be affected by the Year 2000 issue, and an implementation plan to resolve potential problems, has been developed. Manitowoc is currently in the process of converting, modifying, and upgrading its systems and software to Year 2000 compliant systems and software, as necessary. Manitowoc believes many of its systems and much of its software are currently Year 2000 compliant, and is engaged in tests and diagnostic procedures to verify such compliance. In September 1998, the company hired a consulting firm to review systems and software. Results of this audit were extremely favorable and actions are currently being taken in response to certain concerns that were presented. Manitowoc has incurred approximately $4.0 million in costs to upgrade its systems, including Year 2000 issues. Manitowoc estimates costs associated with scheduled system upgrades for the remainder of 1998 and 1999 will approximate $0.5 million, including upgrades to address Year 2000 compliance issues. The company anticipates that it will be able to achieve Year 2000 compliance by the end of 1999 with respect to internal systems and software, and does not currently anticipate any material disruption in its business operations to achieve this goal.

Manitowoc has begun the process of making inquiries and gathering information regarding Year 2000 compliance exposures faced by its principal vendors and suppliers and its major dealers and distributors. Manitowoc has insufficient information at this time to fully assess the degree to which such vendors, suppliers, dealers, and distributors have addressed or are addressing Year 2000 compliance issues, and to fully evaluate the risk of disruption to operations that those businesses might face relating to Year 2000 compliance issues. A review of Year 2000 compliance for certain major vendors is planned for 1999. However, no major part or critical operation of any segment of Manitowoc's business is reliant on a single source for raw materials, supplies, or services, and Manitowoc has multiple distribution channels for most of its products. In the event information presently being gathered indicates that certain vendors, suppliers, or distributors will not be Year 2000 compliant, we believe we will be able to find cost-competitive, alternative sources for raw materials, supplies, and services necessary to continue production and distribution.

Nonetheless, given the inherent uncertainty of the scope of the Year 2000 compliance issue worldwide and the various levels of severity and catastrophe that have been predicted by numerous "experts" and commentators, there can be no absolute assurance that we will be able to identify all Year 2000 compliance risks faced by Manitowoc, or that all of our contingency plans will assure uninterrupted business operations across the millennium.

Note 11.

Certain reclassifications have been made to the financial statements of prior years to conform to the presentation for 1997.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Quarter and Nine Months Ended
 September 30, 1998 and 1997.
------------------------------------------------------------

Net sales and earnings from operations by business segment for the quarter and nine months ended September 30, 1998 and 1997 are shown below (in thousands):

                                           QUARTER ENDED                 YEAR-TO-DATE
                                     ------------------------       ----------------------
                                     Sept. 30        Sept. 30        Sept. 30       Sept. 30
                                       1998            1997            1998           1997
                                     --------        -------        ---------       -------
NET SALES:
        Foodservice products          $90,564       $ 67,099         $244,801      $185,549
        Cranes and related products    84,858         60,292          247,195       180,501
        Marine                          8,601          6,544           35,065        28,911
                                     --------       --------         --------      --------
        Total                        $184,023       $133,935         $527,061      $394,961
                                     --------       --------         --------      --------

EARNINGS (LOSS) FROM OPERATIONS:
        Foodservice products         $ 16,804       $ 11,905         $ 41,747      $ 29,518
        Cranes and related products    12,762          6,892           35,452        23,322
        Marine                            858            544            5,914         4,451
        General corporate expense      (2,286)        (2,033)          (7,454)       (6,401)
        Amortization                   (1,172)          (780)          (3,515)       (2,340)
                                     --------        -------        ---------      --------
        Total                        $ 26,966       $ 16,528         $ 72,144      $ 48,550
                                     --------        -------         --------      --------

Net earnings for the three months ended September 30, 1998 were $15.2 million, or 87 cents per diluted share, compared with earnings of $9.5 million, or 55 cents per diluted share in the same three month period in 1997. It was the twelfth consecutive quarter in which the company has had improved year-over-year quarterly earnings.

Net sales for the period totaled $184 million, up from $134 million in the same quarter of 1997.

Net earnings for the nine months ended September 30, 1998 were $39.9 million, or $2.29 per diluted share, up 42 percent from the same nine-month period in 1997, when the company had net earnings of $27.9 million, or $1.61 per diluted share.

Net sales for the period totaled $527.1 million, up 33 percent from the same nine-month period in 1997 when sales were $395.0 million.

Revenues and operating earnings for both the three- and nine-month periods were higher for each of the company's three business segments.

Sales for the foodservice products segment were $90.6 million for the third quarter of 1998, compared to $67.1 million in 1997. Operating margin rose to
18.6 percent, compared with 17.7 percent a year earlier. Third quarter 1998 results were buoyed by the positive market reception of the recently introduced "Q" Series ice machines, synergism resulting from the acquisition of SerVend International, and the warmer than normal summer in much of the nation. Year-to-date sales and earnings were $244.8 million and $41.7 million, respectively.

In September, the company acquired a 50 percent interest in Fabbrica Apparecchiatture per la Produzione di Ghiacciao S.r.l. (FAG), a small Italian ice-machine manufacturer, as a stepping stone toward a growing manufacturing base in Europe.

Cranes and related products sales for the third quarter were $84.9 million, compared with sales of $60.3 million for the same period last year. Third quarter operating margin in the crane segment rose to 15 percent, compared with
11.4 percent in the same period in 1997. Year-to-date sales and operating earnings were $247.2 million and $35.5 million, respectively, compared with $180.5 million and $23.3 million for the same period in 1997.

Despite heavy shipments during the third quarter, the company's backlog of unfilled orders of $155 million remains well ahead of last year's third quarter level, and is near its all-time high. The newly introduced crane platforms, the 777T and model 21000, are receiving enthusiastic market acceptance.

Year-to-date sales and earnings for the marine segment were $35.1 million and $5.9 million, respectively, compared with sales and earnings of $28.9 million and $4.5 million. This segment shows signs of continuing growth on top of its current strong performance.

Tax rates for the quarter just ended, the prior-year quarter, and the prior quarter held steady at about 37 percent.

Operations continue to generate significant cash flow. In the most recent quarter, the company had cash flow of $22.4 million, compared with $15.7 million in the third quarter of last year. This has allowed the company to reduce debt by $21.8 million since the first of the year.


Financial Condition at September 30, 1998
----------------------------------------------

The Company's financial condition remains strong. Cash and marketable securities of $11.6 million and future cash flows from operations are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt, costs associated with the plant consolidation, and capital expenditures.

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

These statements involve a number of risks and uncertainties and must be qualified by factors that could cause results to be materially different from what is presented here. This includes the following factors for each business:
Foodservice Equipment - demographic changes affecting the number of women in the workforce, general population growth, and household income; serving large restaurant chains as they expand their global operations; specialty foodservice market growth; and the demand for equipment for small kiosk-type locations. Cranes and Related Products - market acceptance of innovative products; cyclicality in the construction industry; growth in the world market for heavy cranes; demand for used equipment in developing countries. Marine - shipping volume fluctuations based on performance of the steel industry; five-year dry-docking schedule; reducing seasonality through non-marine repair work.


PART II.    OTHER INFORMATION
-------------------------------


Item 6.     Exhibits and Reports on Form 8-K
            -----------------------------------

(a) Exhibits: See exhibit index following the signatures on this Report, which is incorporated herein by reference.

(b)     Reports on Form 8-K:    During the third quarter ended  September
        30, a report on Form 8-K dated as of September 22, 1998 was filed stating that the Company issued a press release announcing that it entered into an agreement to acquire the operations and assets of USTC, Inc.




                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE MANITOWOC COMPANY, INC.
                                        (Registrant)




                                 /s/  Terry D. Growcock
                              ---------------------------------
                               Terry D. Growcock
                               President and
                               Chief Executive Officer



                                 /s/  Robert R. Friedl
                              ---------------------------------
                               Robert R. Friedl
                               Senior Vice President and
                               Chief Financial Officer



                                 /s/  E. Dean Flynn
                              ---------------------------------
                               E. Dean Flynn
                               Secretary



October 27, 1998







                         THE MANITOWOC COMPANY, INC.

                                 EXHIBIT INDEX

                                 TO FORM 10-Q

                        FOR QUARTERLY PERIOD ENDED

                             September 30, 1998







Exhibit                                                     Filed
  No                             Description               Herewith
---------        ------------------------------------   -------------



     27              Financial Data Schedule                   X