Form 10-K
period 1998-12-31
MANITOWOC CO INC
filed 1999-03-01
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549





                                   FORM 10-K





[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1998



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

---------------------------------------------------------------------------

     (State or other jurisdiction of             (I.R.S. Employer

      incorporation or organization)          Identification Number)





           500 South 16th Street, Manitowoc, Wisconsin     54220

--------------------------------------------------------------------------

              (Address of Principal Executive Offices)(Zip Code)





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



     The Aggregate Market Value on January 29, 1999, of the registrant's

Common Stock held by non-affiliates of the registrant was $658,746,165 based on the $39.88 per share average of high and low sale prices on that date.



     The number of shares outstanding of the registrant's Common Stock as of January 29, 1999 the most recent practicable date, was 17,305,525.



DOCUMENTS INCORPORATED BY REFERENCE



     Portions of registrant's Annual Report to Shareholders for the period ended December 31, 1998 (the "1998 Annual Report"), are incorporated by reference into Parts I and II of this report.  Portions of the registrant's

Proxy Statement, to be prepared and filed for the Annual Meeting of

Shareholders, dated March 15, 1999 (the "1999 Proxy Statement"), are incorporated by reference in Part III of this report.



     See Index to Exhibits.



                                  PART I

                                -----------

Item 1.     Business

          ------------



GENERAL

--------------



     The Manitowoc Company, Inc. (the "Company" or "Manitowoc"), a

Wisconsin corporation, is a diversified, capital goods manufacturer headquartered in Manitowoc, Wisconsin.  Founded in 1902, the Company is

principally engaged in: a) the design and manufacture of commercial ice machines, ice/beverage dispensers and refrigeration products for the foodservice, lodging, convenience store, healthcare and the soft-drink bottling and dispensing industries; (b) the design and manufacture of cranes and related products which are used by the energy, construction,

mining and other industries; and (c) ship-repair, conversion, and new construction services for the maritime industry.  The Company currently operates a large-crane manufacturing facility and an ice machine and reach-

in refrigerator/freezer manufacturing facility in Manitowoc, Wisconsin; six refrigeration products facilities located in Tennessee, Nevada, and

Wisconsin; an ice/beverage dispenser manufacturing facility in Indiana; a dispensing valve manufacturing facility in Oregon; ship repair yards in

Sturgeon Bay, Wisconsin and Toledo and Cleveland, Ohio; a crane re-

manufacturing facility in Bauxite, Arkansas; a crane replacement parts manufacturing facility in Punxsutawney, Pennsylvania and Pompano Beach,

Florida; and boom truck crane operations in Georgetown, Texas and York,

Pennsylvania.



     For information relating to the Company's lines of business and industry segments, see "Management's Discussion and Analysis of Results of

Operations and Financial Condition", "Eleven-Year Financial Summary and

Business Segment Information", Note 1 - "Research and Development" and Note

16 to Consolidated Financial Statements on pages 24-29, 30-31, 37, and 42,

respectively, of the 1998 Annual Report, which are incorporated herein by reference.





PRODUCTS AND SERVICES

--------------------------------------



Foodservice

---------------

     The Foodservice Products business segment designs, manufactures, and markets commercial ice cube machines, ice storage bins, ice/beverage dispensers, and related accessories including water filtration systems,

reach-in and walk-in refrigerators and freezers, refrigerated undercounters and food prep tables, private label residential refrigerator/freezers,

post-mix beverage dispensing valves, compressor racks and modular refrigeration systems.  Serving the needs of foodservice, lodging,

hospitality, convenience store, and healthcare operations worldwide, the

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



     In September 1997, Manitowoc Ice, Inc. introduced its new Q-Series model.  The new models set an industry standard for aesthetic design and incorporate plastic and stainless steel components for added durability and corrosion resistance.  In addition, all "Q" models use environmentally friendly refrigerants.  Previously during 1996, Manitowoc Ice, Inc.

introduced the J-Series ice-cube machines that feature a single evaporator rather than two that were used in earlier models.  This improves reliability, simplifies maintenance, and reduces operating cost.  All J-

Series models also feature HFC refrigerants and the patented self-cleaning system, which cleans and sanitizes our ice machines at a flip of a switch.

An automated self-cleaning system is also available as an option.



     On January 8, 1999, the company completed its acquisition of

Purchasing Support Group (PSG).  PSG is a systems integrator, with nationwide distribution of backroom equipment and support system components.  It serves the beverage needs of restaurants, convenience stores and other outlets.  PSG operates in the Northeast and Atlantic Coast regions, as well as in portions of Arizona, California, Florida, Georgia and Nevada.  This acquisition is expected to improve the distribution of

Manitowoc's beverage dispensing equipment and open new markets.



     On September 9, 1998, Manitowoc acquired a 50% ownership interest in

Fabbrica Apparecchiatture per Produzione di Ghiaccia S.r.L. (F.A.G.), and

an option to purchase an additional 30% ownership over the next five years.

This Milan, Italy-based company produces Icetronic and Compact brand ice makers and private label machines, with capacities between 22-132 pounds per day.  The acquisition gives Manitowoc a manufacturing base in Europe and broadens its product offering to include smaller models, which are more appropriate for European and developing markets.



     On October 31, 1997, the Company acquired substantially all of the net assets and business of SerVend International, Inc. ("SerVend") from SerVend and its affiliate, Fischer Enterprises, Ltd.  SerVend is one of the world's largest manufacturers of ice/beverage dispensers and dispensing valves for the soft drink industry.  Its customers include many of the major quick-

service restaurant chains, convenience stores, and soft-drink bottlers in the nation.  SerVend is headquartered in Sellersburg, Indiana.  It has one manufacturing facility in Sellersburg and another in Portland, Oregon, and employs about 300 persons.



     Effective December 1, 1995, the Company completed the purchase of The

Shannon Group, Inc.  The companies acquired in the acquisition were Kolpak,

McCall, Tonka and Kolpak Manufacturing Co. In December 1997, the Company

sold Tonka, its wood-rail walk-in refrigerator/freezers manufacturer in

Greeneville, TN.  Kolpak and McCall are manufacturers of commercial refrigerators, freezers and related products, ranging from small under-

counter units to 300,000 square foot refrigerated warehouses.  Among their wide range of products, Kolpak and McCall are best known for their foamed-

in-place walk-in refrigeration units, refrigerated food-prep tables, reach-

in refrigerator/freezers and modular refrigeration systems.  Kolpak and

McCall supply walk-in and reach-in refrigerator/freezers to many of the leading restaurant and grocery chains in the United States.  Kolpak

Manufacturing Co. produces the General Electric line of Monogram residential refrigerator/freezers.



     For additional information on acquisitions, see Note 11 to

Consolidated Financial Statements on page 40 of the 1998 Annual Report,

which is incorporated herein by reference.



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

America, the Caribbean, and Africa.  A new distribution facility in

Rotterdam, Holland has enabled the Company to increase sales of ice and refrigerated foodservice equipment in Europe.



     Since sales are made from the Company's inventory, orders are generally filled within 24 to 48 hours.  The backlog for unfilled orders for Foodservice Products at December 31, 1998 and 1997 were not significant.





Cranes and Related Products

-----------------------------------



     The Company designs and manufactures a diversified line of crawler and truck-mounted lattice boom cranes, hydraulically powered telescopic boom trucks, rough-terrain forklifts, and  material handling equipment, which are sold under the "Manitowoc", "Manitex", "USTC", and "West-Manitowoc"

names for use by the energy, construction, mining, pulp and paper, and other industries. The Company also specializes in crane rebuilding and remanufacturing services, aftermarket replacement parts for

cranes and excavators and industrial repair and rebuilding services for metal-forming, scrapyard and recycling equipment, which are sold under the

"Femco" name.  Many of the Company's customers purchase one crane together with several options to permit use of the crane in various lifting applications and other operations.  Various crane models combined with available options have lifting capacities ranging from approximately 10 to

1,500 U.S. tons and excavating capacities ranging from 3 to 15 cubic yards.



     The Company has developed a line of hydraulically-driven,

electronically-controlled M-Series crawler cranes.  M-Series cranes are easier to transport, operate and maintain, and are being more productive in a number of applications.  Six models, along with various attachments, have been introduced  with lifting capacities ranging from 65 to 1,500 U.S.

tons.



     In 1998, Manitowoc Cranes introduced the 220-ton 777T lattice boom truck crane which is roadable in all 50 states.  This truck-mounted crane can be driven to virtually any jobsite, be erected without the aid of an assist crane, and be ready to work in a matter of hours.



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

888 to operate with a maximum combination of 370 feet of boom and luffing jib.



     In addition, Manitowoc Cranes plans to introduce the Model 21000 in

1999.  The Model 21000 is the largest mobile crane Manitowoc Cranes has ever built with a capacity of 1,000 U.S. tons.



     To serve the growing market of the smaller independent contractors and rental-fleet customers who need smaller, less complicated, easily transportable, and more versatile cranes, West-Manitowoc has developed a new line of value-priced cranes with those characteristics.  The first of these, the 100-ton lifting capacity Model-222 crane, formerly known as the

West-100, has successfully captured a large portion of the rental market for self-erecting cranes.  During 1997, West-Manitowoc introduced the

222EX, a self-erecting crawler crane that will serve the specialized needs of bridge and foundation contractors.  West further broadened its product line in 1998 by introducing the Model-111, a 65-ton crawler crane designed to serve the varied demands of the general construction market.  During

1998, West-Manitowoc was consolidated into Manitowoc Cranes.



     During 1998, Manitex introduced its new Model 22101S boom truck, which is the highest capacity boom truck ever mounted on a single rear-axle chassis, and the 38-ton Model 38100S boom truck, which is the highest capacity boom truck in the Manitex "S" series fleet.



     Femco Machine Co., acquired in 1994, is a manufacturer of parts for cranes, draglines, and other heavy equipment.  Femco is located in

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



     In February, 1996, the Company sold Orley Meyer, the Wisconsin-based unit which produced overhead cranes of up to 50-ton capacity.  Although

Orley Meyer was a profitable and well-run operation, its product line was outside the Company's core business interests.



     The Company's cranes and related products are sold throughout North

America and foreign countries by independent distributors, and by Company-

owned sales subsidiaries located in Mokena, Illinois, and Northampton,

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



     See Note 16 to Consolidated Financial Statements on page 42 of the

1998 Annual Report with respect to export sales, which is incorporated herein by reference.  Such sales are usually made to the Company's foreign subsidiaries or independent distributors, in addition to sales made to domestic customers for foreign delivery.  Foreign sales are made on Letter of Credit or similar terms.



     The year-end backlog of crane products includes orders which have been placed on a production schedule, and those orders which the Company has accepted and which are expected to be shipped and billed during the next year.  The backlog of unfilled orders for cranes and related products at

December 31, 1998 approximated $144.1 million, as compared with $149.1 million a year earlier.  The decrease is primarily due to the faster order fill rates achieved during 1998, which meant the backlog was being worked off more quickly than in previous years.



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



     The Marine Group (made up of Bay Shipbuilding Co. (BSC), Toledo

Shiprepair Co., and Cleveland Shiprepair Co.) dry-docks and services commercial vessels of all sizes, including 1,000-foot super carriers, the largest vessels sailing the Great Lakes.  The Marine Group's capabilities include planned and emergency maintenance, vessel inspections, five-year surveys, conversions, repowering, and retrofitting plus repair service for hulls, turbines, boilers, propulsion systems and automated cargo/ballasting systems.  To reduce seasonality, the Marine Group has begun to perform non-

marine industrial repair during the summer months.



     During 1998, BSC was awarded a contract to build a twin-hull, ocean-

going tank barge for use by Mobil Oil Corporation.  Scheduled to enter service in early 2000, this 140,000-barrel barge will haul grade A refined petroleum products, including gasoline, jet fuel, and distillates, to major metropolitan markets along the Eastern Seaboard and Hudson River.



     During 1997, BSC took on the project of converting a bulk carrier, the

J. L. Mauthe, into a tug/barge configuration.  This conversion was completed in January 1998.  In 1996, BSC completed construction of a self-

unloading cement barge for a Great Lakes customer.  BSC intends to pursue these types of projects with other Great Lakes customers.



     The year-end backlog for the marine segment includes repair and maintenance work presently scheduled at the shipyard which will be completed in the next year.  At December 31, 1998, the backlog approximated

$9.1 million (not including construction projects), compared to $7.9 million one year ago.



Raw Materials and Supplies

----------------------------------


     The primary raw material used by the Company is structural and rolled steel, which is purchased from various domestic sources.  The Company also purchases engines and electrical equipment and other semi- and fully-

processed materials.  It is the policy of the Company to maintain, wherever possible, alternate sources of supply for its important materials and parts.  The Company maintains inventories of steel and other purchased material.



Patents, Trademarks, Licenses

-------------------------------------



     The Company owns a number of United States and foreign patents pertaining to its crane and foodservice products, and has presently pending applications for patents in the United States and foreign countries.  In addition, the Company has various registered and unregistered trademarks and licenses which are of material importance to the Company's business.

While the Company believes its ownership of this intellectual property is adequately protected in customary fashions under applicable law, no single patent, trademark or license is critical to the company's overall business.



Seasonality

--------------



     Typically, the second quarter represents the Company's best quarter in all of the business segments. Since the summer brings along warmer weather,

there is an increase in the use of ice machines.  As a result, distributors build inventories during the second quarter for the increased demand.  In the Cranes and Related Products segment, summer also represents the main construction season.  Customers require new machines, parts, and service in advance of that season. With respect to the Marine segment, the Great Lakes shipping industry's sailing season is normally May through November.  Thus,

barring any emergency groundings, the majority of repair and maintenance work is performed during the winter months and the work is typically completed during the first and second quarter of the year.



Competition

---------------



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

North America.



     The list of competitors for the refrigeration products line include

Beverage Air, Spartanburg, South Carolina; The Delfield Company, Mt.

Pleasant, Michigan; Traulsen & Company, Inc., College Point, New York; True

Food Service Company, O'Fallon, Missouri; Masterbilt, New Albany,

Mississippi; and American Panel, Ocala, Florida.  The Company is one of the

leading producers of small undercounter refrigeration units and large refrigerated warehouses as well as a supplier of walk-in

refrigerator/freezers to many of the leading restaurant and grocery chains in the United States.



     Competitors within the beverage dispenser/dispensing valves market include IMI Cornelius, Anoka, Minnesota, and Lancer Corporation, San

Antonio, Texas.  The Company is one of the leading suppliers of fountain equipment and dispensing valves used by soft-drink bottlers.



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

Link Belt Construction Equipment Co., a subsidiary of Sumitomo Corporation,

Tokyo, Japan; Kobelco, Kobe Steel, Ltd., Tokyo, Japan; Mannesmann Demag

Baumaschinen, Zweibrucken, West Germany; Liebherr-Werk Ehingen GMBH,

Ehingen, West Germany; Hitachi Construction Machinery Co., Ltd., Tokyo,

Japan; and Terex Corporation, Westport, Connecticut.  Within the market the

Company serves, lattice boom crawler cranes with lifting capacities greater than 150 tons, Manitowoc is a world leader of this equipment.



     The competitors within the boom truck crane market include Terex

Corporation, Westport, Conneticut, and Grove Crane, Shady Grove,

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



     For additional information regarding the company's competition, see

"Company Overview" on pages 6-7 of the 1998 Annual Report, which is incorporated herein by reference.





Employee Relations

------------------------

     The Company employs approximately 3,300 persons, of whom about 600 are salaried.  The number of employees is consistent with the prior year.



     The Company has labor agreements with 17 union locals.  There have been no work stoppages during the three years ended December 31, 1998.





Item 2.        PROPERTIES

          --------------------



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

Hill plants each have about 40,000 square feet of manufacturing space.  In

1998, the company closed the Scotts Hill facility and consolidated the warehousing into its Parsons, Tennessee facility.  In 1996, the Company closed the Mason City facility and consolidated the manufacturing with the previously leased facility in Greeneville, Tennessee.  The Mason City and

Scotts Hill plants are currently held for sale.



     SerVend International, Inc. has approximately 140,000 square feet of manufacturing and office space located in Sellersburg, Indiana.



     Cranes and related products are manufactured at plant locations in

Manitowoc, Wisconsin;  Georgetown, Texas;  York, Pennsylvania; Bauxite,

Arkansas;  and Punxsutawney, Pennsylvania. During 1995, the crane operations in Manitowoc completed a move from the original plant located in the central city to consolidate all its activities at the existing South

Works facility.  South Works' construction was completed in 1978 and is comprised of approximately 265,000 square feet of manufacturing and office space located on 76 acres.  The original plant, which includes approximately 600,000 square feet of manufacturing and office space, is currently being held for sale.



     The Punxsutawney operations consist of two manufacturing and office facilities operated as Femco Machine Co.  These facilities have approximately 71,000 square feet and are located on approximately 34 acres.

A similar facility in nearby Hawthorn, Pennsylvania was sold in November,

1995.



     In 1993, the Manitex boom truck crane operations were moved to

Georgetown, Texas.  The Company purchased an existing manufacturing and office facility totaling approximately 175,000 square feet.  Previously,

this operation consisted of manufacturing and office facilities located in

McAllen, Texas, and a fabrication plant located in Reynosa, Mexico.



     The USTC manufacturing and office facility, acquired in November 1998,

has approximately 110,000 square feet and is located on approximately 17 acres in York, Pennsylvania.



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

150,000 square feet in Sparks, Nevada; and 5,000 square feet in Portland,

Oregon.  The Company also leases office space in Franklin, Tennessee.  In addition, the Company leases sales offices and warehouse facilities for cranes and related products in Mokena, Illinois.  Facilities are also leased in Pompano Beach, Florida for parts manufacturing and crane re-

manufacturing.  Furthermore, the Company leases the shipyard facilities at

Toledo and Cleveland, Ohio for the marine segment.  These facilities include waterfront land, buildings, and 800-foot and 550-foot graving docks.



     The acquisition of PSG included four leased distribution facilities in

Roanoke, Virginia; Liphonia, Georgia; Glendale, California; and East

Granby, Connecticut.







Item 3.        LEGAL PROCEEDINGS

          ---------------------------------


     The information required by this item is incorporated by reference from Note 13 to Consolidated Financial Statements on pages 40-41 of the

1998 Annual Report.







Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          ----------------------------------------------------------



     No matters were submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended December 31, 1998.







Executive Officers of the Registrant

--------------------------------------------





Each of the following officers of the Company has been elected to a one-

year term by the Board of Directors.  The information presented is as of

January 31, 1999.





                                  Position With            Principal Position

      Name         Age            The Registrant               Held Since

  -----------     ------       --------------------        ------------------

Terry D. Growcock    53         President & CEO                     1998



Robert R. Friedl     44         Senior Vice President & CFO         1996



Thomas G. Musial     47         Vice President - Human Resources    1995



Glen E. Tellock      37         Vice President - Finance            1998

                                   and Treasurer



E. Dean Flynn        57         Secretary                           1993





Terry D. Growcock, 53, president and chief executive officer since 1998.

Previously, president and general manager of Manitowoc Ice, Inc. (1996);

also executive vice president of Manitowoc Equipment Works (1994).  Prior to joining Manitowoc, Mr. Growcock served in numerous management and executive positions with Siebe plc and United Technologies.



Robert R. Friedl, 44, senior vice president and chief financial officer since 1996.  Previously, vice president and chief financial officer (1992),

vice president of finance (1990), and assistant treasurer (1988).  Prior to joining Manitowoc, Mr. Friedl served as chief financial officer with

Coradian Corp.; was co-founder, vice president of finance, and treasurer of

Telecom North, Inc.



Thomas G. Musial, 47, vice president human resources since 1995.

Previously, manager of human resources (1987) and personnel/industrial relations specialist (1976).



Glen E. Tellock, 37, vice president of finance and treasurer since 1998.

Previously, Mr. Tellock served as corporate controller of the company

(1992) and director of accounting (1991).  Prior to joining Manitowoc, Mr.

Tellock served as financial planning manager with the Denver Post

Corporation, and as an audit manager for Ernst & Whinney.



E. Dean Flynn, 57, secretary since 1993.  Previously, manager of corporate insurance (1990); assistant corporate secretary (1987); and legal assistant

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

          ------------------------------------------------------------


The information required by this item is incorporated by reference from

"Eleven-Year Financial Summary and Business Segment Information,"

"Quarterly Common Stock Price Range," "Supplemental Quarterly Financial

Information (Unaudited)," and "Investor Information," on pages 30-31, 44 and back cover, respectively, of the 1998 Annual Report.







Item 6.        SELECTED FINANCIAL DATA

          ------------------------------------------



The information required by this item is incorporated by reference from

"Eleven-Year Financial Summary and Business Segment Information" on pages

30-31 of the 1998 Annual Report.





Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

          CONDITION AND RESULTS OF OPERATIONS

          -------------------------------------------------------------



The information required by this item is incorporated by reference from

"Management's Discussion and Analysis of Results of Operations and

Financial Condition" on pages 24-29 of the 1998 Annual Report.




Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

          MARKET RISK

          --------------------------------------------------------------



The information required by this item is incorporated by reference from

"Management's Discussion and Analysis of Results of Operations and

Financial Condition" on pages 24-29 of the 1998 Annual Report.











Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          ------------------------------------------------------------



The financial statements required by this item are incorporated by reference from pages 32-43 of the 1998 Annual Report.  Supplementary financial information is incorporated by reference from "Supplemental

Quarterly Financial Information (Unaudited)" on page 44 of the 1998 Annual

Report.







Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

          ACCOUNTING AND FINANCIAL DISCLOSURE

          ---------------------------------------------------------


None.







                                 PART III

                               ------------





Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          -----------------------------------------------------------



The information required by this item is incorporated by reference from the sections of the 1999 Proxy Statement captioned "Section 16(a) Beneficial

Ownership Reporting Compliance" and  "Election of Directors".  See also

"Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.







Item 11.  EXECUTIVE COMPENSATION

          -----------------------------------------



The information required by this item is incorporated by reference from the sections of the 1999 Proxy Statement captioned "Compensation of

Directors", "Executive Compensation",  "Contingent Employment Agreements",

and "F. M. Butler Supplemental Retirement Agreement".





Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          AND MANAGEMENT

          -------------------------------------------------------------



The information required by this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "Ownership of Securities".





Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          ------------------------------------------------------------



None.







                                  PART IV

                               ------------



Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

          ON FORM 8-K

          -------------------------------------------------------------

(a)  Documents filed as part of this Report.



(1)  Financial Statements:



The following Consolidated Financial Statements are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":





Report of Independent Public Accountants on years ended December 31, 1998,

1997, and 1996 Financial Statements.



Consolidated Statements of Earnings for the years ended December 31, 1998,

1997, and 1996.



Consolidated Balance Sheets as of December 31, 1998 and 1997.



Consolidated Statements of Cash Flows for the years ended December 31,

1998, 1997, and 1996.



Consolidated Statements of Stockholders' Equity and Comprehensive Income

for the years ended December 31, 1998, 1997 and 1996



Notes to Consolidated Financial Statements.



(2)  Financial Statement Schedules:


   Financial Statement Schedules for the years ended December 31, 1998,

   1997, and 1996.



                                                              Filed

   Schedule                Description                       Herewith

   --------       ------------------------------            ----------



        II       Valuation and Qualifying Accounts                X



                 Report of Independent Accountants

                 on years ended December 31, 1998,

                 1997, and 1996 Financial Statement

                 Schedule                                        X







All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required under rules of Regulation S-X.



(b)   Reports on Form 8-K:



          None



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







Board of Directors and Stockholders

The Manitowoc Company, Inc.



Our report on the consolidated financial statements of The Manitowoc

Company, Inc. and Subsidiaries has been incorporated by reference in this

Form 10-K from page 43 of the 1998 Annual Report of The Manitowoc Company,

Inc. and Subsidiaries.  In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of this Form 10-K.



In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                         /s/ PricewaterhouseCoopers LLP

January 26, 1999                        -----------------------------------

                                          PRICEWATERHOUSECOOPERS LLP




                                                      THE MANITOWOC COMPANY, INC.

                                                           AND SUBSIDIARIES



                                            SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS



                                         FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998







                                              BALANCE AT        CHARGED TO                          BALANCE AT

                                              BEGINNING         COSTS AND                             END OF

             DESCRIPTION                       OF YEAR           EXPENSES     DEDUCTIONS(1)            YEAR

        ----------------------               ------------      ------------   -------------       --------------
YEAR ENDED DECEMBER 31, 1996:



   Allowance for doubtful accounts           $ 1,365,356       $   322,837    $   (711,986)       $    976,207



YEAR ENDED DECEMBER 31, 1997:



   Allowance for doubtful accounts          $    976,207        $1,479,633    $   (573,985)       $  1,881,855



YEAR ENDED DECEMBER 31, 1998:



   Allowance for doubtful accounts           $ 1,881,855       $   481,924    $   (707,839)       $  1,655,940

(1) Deductions represent bad debts written-off, net of recoveries.


                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:



Dated:    March 1, 1999

                              THE MANITOWOC COMPANY, INC.

                              By:  /s/  Terry D. Growcock

                              --------------------------------------

                              Terry D. Growcock

                              President & Chief Executive Officer



                              By:  /s/  Robert R. Friedl

                              ---------------------------------------

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



  /s/  Terry D. Growcock                                 March 1, 1999

-------------------------------------------

Terry D. Growcock, President & CEO, Director



  /s/  Robert R. Friedl                                  March 1, 1999

-------------------------------------------

Robert R. Friedl, Senior Vice President & CFO



  /s/  Gilbert F. Rankin, Jr.                            March 1, 1999

-------------------------------------------

Gilbert F. Rankin, Jr., Director



  /s/  George T. McCoy                                   March 1, 1999

-------------------------------------------

George T. McCoy, Director



  /s/  Guido R. Rahr, Jr.                                March 1, 1999

-------------------------------------------

Guido R. Rahr, Jr., Director

                                                         March 1, 1999

-------------------------------------------

James P. McCann, Director

                                                         March 1, 1999

-------------------------------------------

Dean H. Anderson, Director

                                                         March 1, 1999

-------------------------------------------

Robert S. Throop, Director

                                                         March 1, 1999

-------------------------------------------

Robert C. Stift, Director

                                            THE MANITOWOC COMPANY, INC.

                                            ANNUAL REPORT ON FORM 10-K

                                       FOR THE YEAR ENDED DECEMBER 31, 1998

                                                 INDEX TO EXHIBITS

                                                                          Filed

Exhibit No.                  Description                                Herewith
-----------   -------------------------------------------------------  ----------


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

             1997, for the acquisition of SerVend International,

             Inc. by The Manitowoc Company, Inc. (filed as Exhibit

             2.1 to the Company's Report on Form 8-K, dated as of

             October 31, 1997 and incorporated herein by

             reference).



 2.3         Purchase and Sale Agreement dated as of September 22,

             1998, for the acquisition of USTC, Inc. by The

             Manitowoc Company, Inc. (filed as Exhibit 2 to the

             Company's Report on Form 8-K dated as of September 22,

             1998 and incorporated herein by reference).



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

             incorporated herein by reference).


 4.6         Credit Agreement dated as of April 2, 1998, among The

             Manitowoc Company, Inc., as Borrower and Prudential

             Insurance Company (filed as Exhibit 4 to the Company's

             Report on Form 10-Q, dated as of March 31, 1998 and

             incorporated herein by reference).



 10.1(a)**   The Manitowoc Company, Inc. Deferred Compensation Plan

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

             15, 1999.                                                       X



 10.3 **     Form of Contingent Employment Agreement between the

             Company  and Messrs. Butler, Flynn, Friedl, Keener,

             Musial, Growcock, Shaw, Schad, Tellock and certain

             other employees of the Company (filed as  Exhibit

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



 11          Statement regarding computation of basic and diluted

             earnings per share (see Note 8 to the 1998

             Consolidated Financial Statements included herein).             X



 13          Portions of the 1998 Annual Report to Shareholders of

             The Manitowoc Company, Inc. incorporated by reference

             into this Report on Form 10-K.                                  X



 20          Press release dated February 17, 1999 regarding

             declaration of a 3-for-2 stock split.                           X



 21          Subsidiaries of The Manitowoc Company, Inc.                     X



 23.1        Consent of PricewaterhouseCoopers L.L.P., the

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
