Form 10-Q
period 1999-03-31
MANITOWOC CO INC
filed 1999-05-11
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549







                                 FORM 10-Q







[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934



For the quarterly period ended     March 31, 1999

                                --------------------



                                    OR





[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934



For the transition period from                    to

                               --------------            -----------------



Commission File Number        1-11978

                           -----------





                        The Manitowoc Company, Inc.


      --------------------------------------------------------------

          (Exact name of registrant as specified in its charter)



                    Wisconsin                39-0448110

            -------------------              ----------

---   (State or other jurisdiction of        (I.R.S. Employer

      incorporation or organization)          Identification Number)





                     500 So. 16th Street, Manitowoc, Wisconsin   54220

---    ---------------------------------------------------------------------

         (Address of principal executive offices)               (Zip Code)





                              (920) 684-4410

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

$.01 par value, as of April 30, 1999, the most recent practicable date, was

25,964,700.





                                         PART I.  FINANCIAL INFORMATION

                    ----------------------------------------------------------



Item 1.  Financial Statements

--------------------------------------


                                                        THE MANITOWOC COMPANY, INC.

                                                    Consolidated Statements of Earnings

                                           For the First Quarter of Calendar Years 1999 and 1998

                                                                (Unaudited)

                                          (In thousands, except per-share and average shares data)







                                             March 31, 1999         March 31, 1998

                                        ----------------------- ---------------------




Net Sales                                      $  184,189            $ 154,139



Costs And Expenses:


   Cost of goods sold                             131,629              110,667

   Engineering, selling and

     administrative expenses                       29,910               25,887

                                              -----------            ---------

      Total                                       161,539              136,554





Earnings From Operations                           22,650               17,585



Other Income (Expense):

   Interest expense                                (2,708)              (2,408)

   Interest and dividend income                        72                   (9)

   Other expense                                     (290)                (348)

                                             ------------            ---------

      Total                                        (2,926)              (2,765)

                                             ------------            ---------

Earnings Before Taxes

   On Income                                       19,724               14,820



Provision For Taxes On Income                       7,296                5,483

                                             ------------            ---------

Net Earnings                                    $  12,428           $    9,337

                                             ------------            ---------





Net Earnings Per Share  -  Basic                $     .48               $  .36

Net Earnings Per Share  -  Diluted              $     .47               $  .36



Dividends Per Share                             $     .075              $  .075




Average Shares Outstanding - Basic             25,962,372           25,911,848

Average Shares Outstanding - Diluted           26,166,099           26,175,801





See accompanying notes which are an integral part of these statements.



                                                        THE MANITOWOC COMPANY, INC.

                                                        Consolidated Balance Sheets

                                                 As of March 31, 1999 and December 31, 1998

                                                                (Unaudited)

                                                     (In thousands, except share data)

                                                                  -ASSETS-

                                                             March 31, 1999   Dec. 31, 1998

Current Assets:                                           ------------------------------------

   Cash and cash equivalents                                   $  14,250         $  10,582

   Marketable securities                                           1,858             1,834

   Accounts receivable                                            86,205            69,504

   Inventories                                                    85,271            81,978

   Prepaid expenses and other                                      1,483             5,297

   Future income tax benefits                                     21,682            21,682

                                                           -------------      ------------

      Total current assets                                       210,749           190,877



   Intangibles assets-net                                        215,297           184,926



   Other assets                                                   15,790            11,628



   Property, plant and equipment:

     At cost                                                     213,679           211,360

     Less accumulated depreciation                              (119,260)         (117,777)

                                                               ---------         ---------

     Property, plant and equipment-net                            94,419            93,583

                                                               ---------         ---------

      TOTAL                                                    $ 536,255         $ 481,014

                                                               ---------         ---------

                                                   -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:

   Accounts payable and accrued expenses                       $ 131,708          $123,534

   Current portion of long-term debt                               6,256            10,968

   Short term borrowings                                          60,000            48,500

   Product warranties                                             15,142            15,110

                                                               ---------         ---------

      Total current liabilities                                  213,106           198,112



Non-Current Liabilities:

   Long-term debt, less current portion                          109,824            79,834

   Product warranties                                              4,589             4,723

   Postretirement health benefits obligations                     19,805            19,705

   Other                                                           6,070             6,088

                                                               ---------         ---------

      Total non-current liabilities                              140,288           110,350

                                                               ---------         ---------

Stockholders' Equity:

   Common stock (36,746,483 shares issued at both dates)             245               245

   Additional paid-in capital                                     31,041            31,029


   Accumulated other comprehensive income                           (382)             (212)

   Retained earnings                                             233,167           222,687

   Treasury stock at cost (10,781,783 and

     10,789,616 shares)                                          (81,210)          (81,197)

                                                               ---------         ---------

      Total stockholders' equity                                 182,861           172,552

                                                               ---------         ---------

      TOTAL                                                   $  536,255        $  481,014

                                                               ---------         ---------

See accompanying notes which are an integral part of these statements.




                               THE MANITOWOC COMPANY, INC.

                          Consolidated Statements of Cash Flows

                    For the Three Months Ended March 31, 1999 and 1998

                                                               (In thousands)



                                       (Unaudited)

                                                         March 31, 1999      March 31, 1998

                                                      ---------------------------------------

Cash Flows From Operations:

   Net earnings                                               $  12,428          $  9,337

   Non-cash adjustments to income:

      Depreciation and amortization                               4,009             3,436

      Deferred financing fees                                       141                88

      Loss on sale of fixed assets                                  190                27



   Changes in operating assets and liabilities:

      Accounts receivable                                       (11,501)          (22,861)

      Inventories                                                 1,681           (18,286)

      Other current assets                                        3,859               945

      Current liabilities                                         2,723             7,107

      Non-current liabilities                                        80              (211)

      Non-current assets                                         (4,419)             (791)

                                                             ----------        ----------

Net cash provided by (used for) operations                        9,191           (21,209)



Cash Flows From Investing:

   Purchase of temporary investments - net                          (24)              (14)

   Business acquisition                                         (37,662)               --

   Proceeds from sale of property, plant,

     and equipment                                                  538               218

   Capital expenditures                                          (3,206)           (4,224)

                                                             ----------        ----------

      Net cash used for investing                               (40,354)           (4,020)



Cash Flows From Financing:

   Dividends paid                                                (1,947)           (1,944)

   Treasury stock issued                                             --                97

   Proceeds (payments) on long-term borrowings                   25,278            (3,998)

   Change in short-term borrowings-net                           11,500            29,900

                                                             ----------        ----------

      Net cash provided by financing                             34,831            24,055



Effect of exchange rate changes on cash                              --                 8

                                                             ----------        ----------

      Net increase (decrease)  in cash

      and cash equivalents                                        3,668            (1,166)



   Balance at beginning of period                                10,582            11,888

                                                             ----------        ----------

   Balance at end of period                                   $  14,250          $ 10,722

                                                             ----------        ----------

Supplemental cash flow information:

   Interest paid                                             $    2,207          $  2,291

   Income taxes paid                                         $    2,252          $  3,766





See accompanying notes which are an integral part of these statements.





                                                        THE MANITOWOC COMPANY, INC.

                                              Consolidated Statements of Comprehensive Income

                                             For the Three Months Ended March 31, 1999 and 1998

                                                               (In thousands)



                                       (Unaudited)



                                       March 31, 1999       March 31, 1998

                                    -------------------- -------------------


Net earnings                             $   12,428            $   9,337

Other comprehensive income:

  Foreign currency translation

  adjustments                                  (170)                 302

                                       ------------          -----------



Comprehensive income                      $  12,258            $   9,639

                                       ------------          -----------



See accompanying notes which are an integral part of these statements.








                               THE MANITOWOC COMPANY, INC.

                   Notes to Unaudited Consolidated Financial Statements

               For the Three Months Ended March 31, 1999 and March 31, 1998



                                (Unaudited)



Note 1.   In the opinion of management, the accompanying unaudited

          condensed financial statements contain all adjustments,

          representing normal recurring accruals, necessary to present fairly the results of operations, cash flows and comprehensive income for the quarters ended March 31, 1999 and 1998 and the financial position at March 31, 1999.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31,

          1998.  It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest annual report.


Note 2.   The components of inventory at March 31, 1999 and December 31,

          1998 are summarized as follows (dollars in thousands):


                                                        March 31, 1999    Dec. 31, 1998

                                                     ------------------------------------

Components:
               Raw materials                               $  38,233       $  32,564

               Work-in-process                                25,672          27,882

               Finished goods                                 42,457          42,304

                                                           ---------        --------

               Total inventories at FIFO costs               106,352         102,750



Excess of FIFO costs

               over LIFO value                               (21,081)        (20,772)

                                                           ---------        --------

               Total inventories                           $  85,271       $  81,978


Inventory is carried at lower of cost or market using the first-in, first-

out (FIFO) method for 57% and 58% of total inventory at March 31, 1999 and

December 31, 1998, respectively.  The remainder of the inventory is costed using the lower of the last-in, first-out (LIFO) method or market.



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

Site are not yet final.  Although liability is joint and several, the

Company's percentage share of liability is estimated to be 11% of the total cleanup costs.  Prior to December 31, 1996, the Company accrued $3.3 million in connection with this matter.  There were no expenses incurred for the quarters ended March 31, 1999 and 1998.  Remediation work at the

Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining.  The remaining estimated liability for this matter, included in other current and noncurrent liabilities at

March 31, 1998, is $1.1 million.



As of March 31, 1999, 26 product-related lawsuits were pending.  Of these,

two occurred between 1985 and 1990 when the Company was completely self-

insured.  The remaining lawsuits occurred subsequent to June 1, 1990, at which time the Company has insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $25.0 million limit on the insurer's contribution.



Product liability reserves at March 31, 1999 are $9.3 million; $4.1 million reserved specifically for the 38 cases referenced above, and $5.2 million for incurred but not reported claims.  These reserves were estimated using actuarial methods.  The highest current reserve for a non-insured claim is insignificant, and $0.8 million for an insured claim.  Based on the

Company's experience in defending itself against product liability claims,

management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.



It is reasonably possible that the estimates for environmental remediation and product liability costs may change in the near future based upon new information that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.



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

          Iowa and Tennessee resulted in a $1.2 million charge to earnings in the Foodservice segment.  The charge includes a write-down to the estimated net realizable values of the assets being abandoned and takes into consideration future holding costs and costs related to the sale of the properties.  During the first quarter of 1999, charges against the reserve were insignificant.  During the first quarter of 1998, $0.1 million was charged against the reserve.



Assets currently held for sale include land and improvements, buildings,

and certain machinery and equipment at the "Peninsula facility" located in

Manitowoc, Wisconsin.  The current carrying value of these assets, and the assets mentioned above, as well as other insignificant assets, determined through independent appraisals, is approximately $3.8 million and is included in other assets.  The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, and insurance.  These reserves also include estimates for potential environmental liabilities on the Peninsula location. For the first quarters of 1999 and 1998, the charges against the reserve were insignificant.



Note 5.   On February 17, 1999, the Company's board of directors authorized a 3-for-2 stock split of the Company's shares in the form of a

          50% stock dividend payable April 1, 1999 to shareholders of record on March 1, 1999.  As a result of the stock split

          8,654,900 shares were issued.  All references in these financial statements to average number of shares outstanding, earnings per share amounts, and market prices per share of common stock have been restated to reflect the split.  The Company also split its common stock on a 3-for-2 basis on June 30, 1997 and July 2,

          1996.



Note 6.   The following is a reconciliation of the average shares

          outstanding used to compute basic and diluted earnings per share.

          There is no earnings impact for the assumed conversions of the stock options in each of the quarters.


                                                          Quarter Ended March 31

                                  ----------------------------------------------------------------------

                                                        1999                  1998

                                          ----------------------------------------------------------------

                                                           Per Share            Per Share

                                                Shares      Amount       Shares      Amount


Basic earnings per share                      25,962,372     $ .48    25,911,848     $ .36

Effect of dilutive securities stock options      203,727                 263,953

Diluted earnings per share                    26,166,099     $ .47    26,175,801     $ .36


Note 7.   On January 11, 1999, the Company acquired all of the issued and outstanding shares of Purchasing Support Group (PSG).  The new operation, renamed Manitowoc Beverage Systems, Inc. (MBS), a four-member beverage service organization, will provide full-

          service parts, components, and dispenser systems support to bottlers in the beverage industry.  MBS is made up of companies that have been serving soft-drink bottling operations throughout the United States since the 1960's with a variety of equipment services for beverage dispensing systems.  MBS operates in the

          Northeast, Atlantic Coast, Southeast, Central, and Western United

          States.



          The aggregate consideration paid by the Company for the issued and outstanding shares of PSG was $42,854 which is net of cash acquired of $732 and includes direct acquisition costs of $394 and assumed liabilities of $5,192.  The acquisition was financed through the Company's existing credit facility.  The purchase price for PSG is subject to a post-closing adjustment based upon net worth as set forth in the Purchase and Sale Agreement.  The

          Company has not recorded any adjustment to the purchase price based upon the post-closing adjustment as of March 31, 1999.



The acquisition has been recorded using the purchase method of accounting.

The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed.

The preliminary estimate of the excess of the cost over the fair value of the net assets acquired is $32,141 and is being amortized over 40 years.

The results of MBS's operations subsequent to the date of acquisition are included in the Consolidated Statements of Earnings for the quarter ended

March 31, 1999.



On April 9, 1999, the Company acquired all of the issued and outstanding shares of Kyees Aluminum, Inc., a leading supplier of cooling components for the major suppliers of fountain soft drink beverage dispensers, for

$25,700 in cash.  Kyees' aluminum "cold plates" are a key component used to chill soft drink beverages in dispensing equipment.  Located in La Mirada,

California, Kyees is a technology leader in manufacturing cold plate equipment, in both quality and engineering design.  The acquisition of

Kyees was financed through the Company's existing credit facility.



Note 8.   On April 6, 1999, the Company amended and restated its existing

          Credit Agreement (Agreement), with a group of banks in order to increase the amount of funds available and to extend the

          termination date to April 6, 2004.  The amended and restated

          Agreement provides for maximum borrowings of $300 million under revolving loans and a letter of credit subfacility.



          The Agreement includes covenants the most restrictive of which require the maintenance of various debt and net worth ratios.  An annual commitment fee, calculated based upon the Company's consolidated leverage ratio as defined by the Agreement, is due on the unused portion of the facility quarterly.  Borrowings under the Agreement bear interest at a rate equal to the sum of a base rate, or a Eurodollar rate, at the option of the Company,

          plus an applicable percentage, as defined by the Agreement.  The base rate is equal to the greater of the Federal Funds rate in effect on such day plus .5% or the prime rate in effect on such day.  Borrowings under the Agreement are not collateralized.



Note 9.   The Company determines its segments based upon the internal organization that is used by management to make operating

          decisions and assess performance.  Based upon this approach, the

          Company has three reportable segments: Foodservice Equipment

          (Foodservice), Cranes and Related Products (Cranes), and Marine

          Operations (Marine).



Information about reportable segments and a reconciliation of total segment sales and profits to the consolidated totals for the quarters ending March

31, 1999 and 1998 are summarized in Item 2, "Management's Discussion and

Analysis of Financial Condition and Results of Operations", to this report on Form 10-Q.  As of March 31, 1999 and December 31, 1998, the total assets by segment were as follows:


                                      March 31, 1999          Dec. 31, 1998

                                      -------------------    -----------------


Foodservice                             $305,673                $254,506

Cranes                                   175,837                 178,470

Marine                                    11,276                   7,023

General corporate                         43,469                  41,015

                                      -----------            -----------

     Total                              $536,255                $481,014








Note 10.  Certain reclassifications have been made to the financial statements of prior periods to conform to the presentation for

          1999.





Item 2.   Management's Discussion and Analysis of Financial Condition and

          Results of Operations



Results of Operations for the Quarters Ended March 31, 1999 and March 31,

1998

---------------------------------------------------------------------------



Net sales and earnings from operations by business segment for the quarter ended March 31, 1999 and 1998 are shown below (in thousands):



                                                    March 31, 1999     March 31, 1998

                                                ------------------------------------------

NET SALES:
   Foodservice equipment                           $   84,289           $  67,007

   Cranes and related products                         89,430              76,192

   Marine                                              10,470              10,940

                                                  -----------           ---------

      Total                                         $ 184,189            $154,139



EARNINGS (LOSS) FROM OPERATIONS:

   Foodservice equipment                           $   11,773               9,316

   Cranes and related products                         13,277               9,762

   Marine                                               2,312               2,305

   General corporate expense                           (2,992)             (2,626)

   Amortization                                        (1,720)             (1,172)

                                                  -----------           ---------

      Total                                            22,650              17,585



OTHER INCOME (EXPENSE) - NET                           (2,926)             (2,765)

                                                  -----------           ---------

EARNINGS BEFORE TAXES ON INCOME                    $   19,724            $ 14,820


First quarter net earnings were $12.4 million, equal to 47 cents per share

(diluted), up 33% from the prior-year quarter when the company earned $9.3 million, or 36 cents per share (diluted).  Net sales for the first three months of 1999 totaled $184.2 million, compared with $154.1 million during the same period the year before, an increase of 20%.  The Company's crane and foodservice equipment segments drove sales and earnings growth for the quarter.  Approximately half of the improvement in sales was driven by the addition of USTC and MBS in the third quarter of 1998 and in the first quarter of 1999, respectively.  The remaining sales growth was due primarily to increased volumes in the foodservice segment and the Company's large crane operation.  Most of the improvement in operating earnings for the quarter was volume related and due to productivity gains in the

Company's large crane, boomtruck, walk-in and reach-in

refrigerator/freezer, and beverage dispenser operations, while the remaining improvement was due to the Company's new acquisitions.





Foodservice equipment sales were $84.3 million for the quarter, up 26% from the first quarter of 1998.  Operating earnings increased 26% to $11.8 million, from $9.3 million in 1998. Manitowoc Ice sales and profits were up from the first quarter of last year due to continued enthusiastic demand for its "Q" Series Ice machines.  Kolpak contributed to the increased profits as a result of continuing strong off-season demand for its products and improved margins over the first quarter of last year.  Additionally,

SerVend contributed to the increase in earnings through strong sales volumes in the first quarter of 1999.







First quarter sales for the Crane segment were $89.4 million, compared to

$76.2 million for 1998, an increase of 17%.  Crane segment operating earnings were $13.3 million, up 36%  from the first quarter last year.

Conexpo, one of the world's largest construction equipment trade shows,

proved to be the highlight of our crane segment in the first quarter of

1999.  At the end of March 1999, the crane operations posted a backlog of more than $163 million - a record for the first quarter.  In total, the segment received orders for more than 30 cranes at the show totaling over

$25 million in sales.  Manitowoc Cranes contributed the largest portion of the increase in sales and earnings for the segment as well as the additional revenues and earnings from USTC in the first quarter of 1999 versus the same quarter last year.





Marine segment sales and operating earnings for the first quarter  were

$10.5 million and $2.3 million, respectively, compared with $10.9 million and $2.3 million for the same period in 1998. The marine operations are completing a very successful winter repair season for the U.S.-flagged

Great Lakes fleet.  With 18 vessels docked at Sturgeon Bay and 17 vessels wintering in Toledo and Cleveland, our shipyards serviced nearly half of the Great Lakes fleet.  Work is also beginning on the first hull sections for the Mobil tank barge contract, which will keep our yards busy during the traditionally slow summer months.





The effective tax rate for the comparable quarters remained unchanged at 37 percent.



Inventories and accounts receivable rose during the quarter in line with volume increases and normal seasonal patterns.



Interest expense increased $0.3 million due to the increased debt following the USTC and MBS acquisitions.





Financial Condition at March 31, 1999

-----------------------------------------------



The Company's financial condition remains strong.  Cash and marketable securities of $16.1 million and future cash flows from operations are adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt,  line of credit, and anticipated capital expenditures of between $15-$18 million.



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



Year 2000 Compliance

----------------------------



The Year 2000 (or Y2K) issue is the result of computer systems and software products that are coded to accept two digits rather than four in their date code fields to define a year.  A Company's computer equipment and software devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than 2000.  This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.





The Company continues to undertake various initiatives intended to ensure its computer equipment and software will function properly with respect to

Y2K and beyond.  For this purpose, the term "computer equipment and software" includes systems commonly thought of as Information Technology

(IT) systems - including accounting, data processing and telephone systems

- as well as those that are not commonly thought of as IT systems - such as manufacturing equipment, Company products, alarm systems, fax machines or other miscellaneous systems.  Both IT and non-IT systems may contain embedded technology, which complicates Y2K identification, assessment,

remediation, and testing efforts.



Based upon its identification and assessment efforts through the end of the first quarter of 1999, the Company is in the process of converting,

modifying, and upgrading its computer equipment and software to be Y2K compliant, as necessary.  In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to get replacements that are Y2K compliant.  The Company continues to anticipate that its Y2K identification, assessment, remediation, and testing efforts, which began in 1996, will be complete by October 1999, and contingency plans will be developed, as necessary, to address unforseen circumstances prior to the end of 1999.  The Company believes that these efforts will be completed prior to any currently anticipated impact on its computer equipment and software.  It also does not anticipate any significant disruption to its normal business operations to achieve this goal.  The Company estimates that as of March 31, 1999, it had completed about  90% of the initiatives it believes will be necessary to fully address potential Y2K issues.



The Company has made inquiries and gathered information on the Y2K compliance of its significant vendors, suppliers, dealers and distributors.

This was done in an attempt to determine the extent to which interfaces with these companies are vulnerable to Y2K issues, and whether the products and services purchased from or by these companies are Y2K compliant.

During the first quarter of 1999, the Company completed a follow-up mailing to significant vendors, suppliers, dealers and distributors for newly acquired companies and for those that did not initially respond, or whose responses were deemed unsatisfactory by the Company.  Although the Company cannot assure Y2K compliance by its key suppliers, dealers, and distributors, no major part of critical operation of any Company segment relies on a single source for raw materials, supplies, or services, and the

Company has multiple distribution channels for most of its products.



Beginning in the second half of 1997, through March 31, 1999, the Company has spent approximately $4.1 million to upgrade its systems, including Y2K issues.  About $0.2 million was spent in the first quarter of 1999.

Estimated additional costs for system upgrades during the last three quarters of 1999, including addressing Y2K concerns, will approximate $0.5 million.  These expenditures were and will be funded using cash flows from operations.



The costs of the Company's Y2K conversion efforts and dates by which it believes these efforts will be completed are based on management's best estimates.  These were developed using many assumptions regarding future events, including continued availability of certain resources, third-party remediation plans, and other factors.  There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated.



The Company believes that the Y2K issue will not pose significant operational problems for it.  However, if all Y2K issues are not properly identified, or assessment, remediation, or testing are not completed for

Y2K problems that are identified, there can be no assurance that the Y2K issue will not have a material adverse affect on the Company's relationships with customers, vendors, distributors, and others.  In addition, there can be no assurance that the Y2K issues of other entities will not have a material adverse impact on the Company's systems or results of operations.





Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     ----------------------------------------------------------------------

See Item 7A of the Company's Annual Report on Form 10-K for the year ended

December 31, 1998.





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





                                     THE MANITOWOC COMPANY, INC.

                                             (Registrant)







                                       /s/  Robert R. Friedl

                                       ------------------------------------

                                       Robert R. Friedl

                                       Senior Vice President and

                                       Chief Financial Officer





                                       /s/  E. Dean Flynn

                                       ------------------------------------

                                       E. Dean Flynn

                                       Secretary





May 11, 1999



                        THE MANITOWOC COMPANY, INC.



                               EXHIBIT INDEX



                               TO FORM 10-Q



                        FOR QUARTERLY PERIOD ENDED



                              MARCH 31, 1999




Exhibit                                                           Filed

  No                  Description                                 Herewith

-------               -----------                                 --------


  4  *         Amended and Restated Credit Agreement, dated           X

               as of April 6, 1999 among The Manitowoc Co., Inc.,

               as Borrower, and Several Lenders, NationsBank, N.A,

               as Agent and Fleet Bank, N.A. as Documentation

               Agent





   27          Financial Data Schedules                               X




*  Pursuant to Item 601(b) (2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request, a copy of any unfiled exhibits or schedules to such document.