Form 10-Q
period 1999-06-30
MANITOWOC CO INC
filed 1999-08-09
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549





                                    FORM 10Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934



     For the quarterly period ended     June 30, 1999

                                        --------------



                              OR



[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934



     For the transition period from               to

                                     ----------        ----------



     Commission File Number   1-11978

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



                           Yes  ( X )     No   (   )





     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of June 30, 1999, the most recent practicable date, was 25,970,503.




                        PART I.   FINANCIAL INFORMATION
                      ------------------------------------




Item 1.  Financial Statements

-------------------------------------


                          THE MANITOWOC COMPANY, INC.

                      Consolidated Statements of Earnings

          For the Quarter and Six Months Ended June 30, 1999 and 1998

                                  (Unaudited)

            (In thousands, except per-share and average shares data)



                                        QUARTER ENDED                  YEAR-TO-DATE

                                    ---------------------         ----------------------

                                    June 30,      June 30,        June 30,      June 30,

                                      1999          1998            1999          1998

                                   ----------    ---------       ----------    ---------




Net Sales                           $ 226,342   $ 188,899         $ 410,532     $ 343,038



Costs And Expenses:

   Cost of goods sold                 160,624     135,805           292,253       246,472

   Engineering, selling and

     administrative expenses           29,298      25,501            59,209        51,388

                                      -------   ---------          --------      --------

      Total                           189,922     161,306           351,462       297,860



Earnings From Operations               36,420      27,593            59,070        45,178



Other Income (Expense):

   Interest expense                    (2,736)     (2,858)           (5,444)       (5,266)

   Interest and dividend income            17          48               104            39

   Other expense                         (386)       (481)             (692)         (829)

                                      -------    --------          --------      --------

      Total                            (3,105)     (3,291)           (6,032)       (6,056)

                                     --------    --------          --------      --------

Earnings Before Taxes

   On Income                           33,315      24,302            53,038        39,122



Provision For Taxes On Income          12,329       8,894            19,624        14,377

                                     --------    --------          --------      --------

Net Earnings                        $  20,986   $  15,408         $  33,414     $  24,745

                                     --------    --------          --------      --------





Net Earnings Per Share - Basic       $   .81     $  .59           $   1.29       $  .95

Net Earnings Per Share - Diluted     $   .80     $  .59           $   1.27       $  .94



Dividends Per Share                  $   .075    $  .075          $    .15       $  .15



Average Shares

   Outstanding - Basic              25,965,034  25,927,854      25,963,711    25,919,895

Average Shares

   Outstanding - Diluted            26,321,060  26,218,127      26,329,040    26,191,445



See accompanying notes which are an integral part of these statements.



                          THE MANITOWOC COMPANY, INC.

                          Consolidated Balance Sheets

                   As of June 30, 1999 and December 31, 1998

                        (In thousands, except share data)



                                    -ASSETS-



                                                            June 30,          Dec. 31,

                                                              1999              1998

                                                            --------         ---------

                                                          (Unaudited)
Current Assets:

   Cash and cash equivalents                                 $ 11,439          $ 10,582

   Marketable securities                                        1,891             1,834

   Accounts receivable                                         81,362            69,504

   Inventories                                                 85,533            81,978

   Prepaid expenses and other                                   1,804             5,297

   Future income tax benefits                                  21,682            21,682

                                                             --------         ---------

      Total current assets                                    203,711           190,877



Intangible assets - net                                       235,214           184,926



Other assets                                                   15,890            11,628



Property, plant and equipment:

   At cost                                                    217,310           211,360

   Less accumulated depreciation                             (123,218)         (117,777)

                                                             --------         ---------

   Property, plant and equipment-net                           94,092            93,583

                                                             --------         ---------

      TOTAL                                                  $548,907          $481,014

                                                             --------         ---------



                     -LIABILITIES AND STOCKHOLDERS' EQUITY-



Current Liabilities:

   Accounts payable and accrued expenses                     $152,070          $123,534

   Current portion of long-term debt                              489            10,968

   Short-term borrowings                                       42,300            48,500

   Product warranties                                          14,873            15,110

                                                           ----------       -----------

      Total current liabilities                               209,732           198,112



Non-Current Liabilities:

   Long-term debt less current portion                        106,668            79,834

   Product warranties                                           4,555             4,723

   Post-retirement health benefits obligations                 19,932            19,705

   Other                                                        6,160             6,088

                                                           ----------       -----------

      Total non-current liabilities                           137,315           110,350

                                                           ----------       -----------





Stockholders' Equity:

   Common stock (36,746,482 shares

       issued at both dates)                                      245               245

   Additional paid-in capital                                  31,135            31,029

   Accumulated other comprehensive income (loss)                 (500)             (212)

   Retained earnings                                          252,206           222,687

   Treasury stock at cost (10,775,979 and

      10,789,616 shares)                                      (81,226)          (81,197)

                                                          -----------       -----------

      Total stockholders' equity                              201,860           172,552

                                                          -----------       -----------

      TOTAL                                                  $548,907          $481,014

                                                          -----------       -----------





See accompanying notes which are an integral part of these statements.



                               THE MANITOWOC COMPANY, INC.

                          Consolidated Statements of Cash Flows

                     For the Six Months Ended June 30, 1999 and 1998

                                      (In thousands)



                                       (Unaudited)



                                                      June 30, 1999       June 30, 1998

                                                     ---------------      -------------
Cash Flows From Operations:

   Net earnings                                          $  33,414         $  24,745



   Non-cash adjustments to income:

      Depreciation and amortization                          8,239             6,945

      Deferred financing fees                                  307               193

      Loss on sale of fixed assets                             169               148



   Changes in operating assets and liabilities:

      Accounts receivable                                   (4,503)          (25,695)

      Inventories                                            1,905            (9,602)

      Other current assets                                   3,797               978

      Current liabilities                                   20,271            14,578

      Non-current liabilities                                  297              (188)

      Non-current assets                                    (2,414)           (1,251)

                                                        ----------        ----------

      Net cash provided by operations                       61,482            10,851



Cash Flows From Investing:

   Purchase of temporary investments                           (57)              (46)

   Business acquisitions - net                             (62,655)                -

   Proceeds from sale of property,

      plant, and equipment                                   1,353               237

   Capital expenditures                                     (5,590)           (8,768)

                                                        ----------        ----------

      Net cash used for investing                          (66,949)           (8,577)



Cash Flows From Financing:

   Dividends paid                                           (3,895)           (3,889)

   Options exercised                                            77               234

   Proceeds from long-term borrowings                            -            50,000

   Payments on long-term borrowings                        (13,645)          (57,834)

   Change in revolver borrowings - net                      23,800            12,900

                                                        ----------        ----------

      Net cash provided by financing                         6,337             1,411



Effect of exchange rate changes on cash                        (13)                6

                                                        ----------        ----------

Net change in cash

      and cash equivalents                                     857             3,691



Balance at beginning of period                              10,582            11,888

                                                        ----------        ----------

Balance at end of period                                $   11,439        $   15,579

                                                        ----------        ----------

Supplemental cash flow information:

   Interest paid                                        $    4,467        $    4,379

   Income taxes paid                                    $   14,473        $   16,832



See accompanying notes which are an integral part of these statements.




                          THE MANITOWOC COMPANY, INC.

                Consolidated Statements of Comprehensive Income

          For the Quarter and Six Months Ended June 30, 1999 and 1998

                                 (In thousands)



                                       (Unaudited)



                                       Quarter Ended                  Year-To-Date

                                    --------------------         ---------------------



                                     June 30,   June 30,         June 30,     June 30,

                                       1999       1998             1999         1998

                                      ------     ------           ------       ------


Net Earnings                        $20,986      $15,408         $33,414      $24,745

Other Comprehensive Income:

  Foreign currency

    translation adjustments            (118)        (139)           (288)         163

                                   --------      -------         -------      -------



Comprehensive Income                $20,868      $15,269         $33,126      $24,908

                                   --------      -------         -------      -------




See accompanying notes which are an integral part of these statements.












                               THE MANITOWOC COMPANY, INC.

                   Notes to Unaudited Consolidated Financial Statements

                     For the Six Months Ended June 30, 1999 and 1998





Note 1.   In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, representing normal recurring accruals, necessary to present fairly the results of operations, cash flows and comprehensive income for the quarters and six months ended June 30, 1999 and 1998 and the financial position at

          June 30, 1999.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company's annual consolidated financial statements and notes for the year ended December 31, 1998.  The consolidated balance sheet as of

          December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report.



          All dollar amounts are in thousands throughout these footnotes except where otherwise indicated.



Note 2.  The components of inventory at June 30, 1999 and December 31, 1998 are summarized as follows:


                                                        June 30,        December 31,

                                                          1999              1998

                                                      -----------      -------------
Components:

               Raw materials                            $ 43,056         $ 32,564

               Work-in-process                            24,003           27,882

               Finished goods                             39,692           42,304

                                                       ---------        ---------

               Total inventories at FIFO costs           106,751          102,750



Excess of FIFO costs

               over LIFO value                           (21,218)         (20,772)

                                                       ---------        ---------

               Total inventories                        $ 85,533         $ 81,978


Inventory is carried at lower of cost or market using the first-in, first-out

(FIFO) method for 58% and 47% of total inventory at June 30, 1999 and December

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

          Superfund Site (the "Site") near Manitowoc, Wisconsin.



          Approximately 150 PRP's have been identified as having shipped substances to the Site.  Eleven of the potentially responsible parties, including the company,  have formed a group (the Lemberger

          Site Remediation Group, or LSRG) and have successfully negotiated with the EPA and the Wisconsin Department of Natural Resources to settle the potential liability at the Site and fund the cleanup.



          Recent estimates indicate that the total cost to clean up the Site could be as high as $30 million, however, the ultimate allocation of costs for the Site are not yet final.  Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter.  The expenses incurred during the second quarter and first six months of

          1999 and 1998 in connection with this matter were not material.

          Remediation work at the Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining.

          The remaining estimated liability for this matter, included in other current and noncurrent liabilities at June 30, 1999, is $1.1 million.



          As of June 30, 1999, 26 product-related lawsuits were pending.  All of these accidents occurred during years in which the company had insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $50.0 million limit on the insurer's contribution.



          Product liability reserves at June 30, 1999 are $8.6 million; $3.2 million reserved specifically for the 26 cases referenced above, and

          $5.4 million for incurred but not reported claims.  These reserves were estimated using actuarial methods. Based on the company's experience in defending itself against product liability claims,

          management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.



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



          Assets currently held for sale include land and improvements,

          buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin, as well as closed walk-in refrigeration plants located in Iowa and Tennessee.  The current carrying value of these assets, determined through independent appraisals, is approximately $3.8 million and is included in other assets.  The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of utilities, security, maintenance, property taxes, and insurance.  These reserves also include estimates for potential environmental liabilities at the Peninsula location.  For the second quarter and first six months of 1999 and 1998, the charges against the reserve were not material.



Note 4.   On February 17, 1999, the company's board of directors authorized a 3-

          for-2 stock split of the company's shares in the form of a 50-percent stock dividend payable on April 1, 1999 to shareholders of record on

          March 1, 1999.  As a result of the stock split, 8,654,900 shares were issued.  All references in the financial statements to average number of shares outstanding, earnings per share amounts, and market prices per share of common stock have been restated to reflect the split.

          The company also split its common stock on a 3-for-2 basis on June 30,

          1997 and July 2, 1996.



Note 5.   The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.  There is no earnings impact for the assumed conversions of the stock options in each of the quarters.



                                      Quarter Ended June 30                    Six Months Ended June 30

                                ---------------------------------        -----------------------------------

                                  1999                    1998                    1999                 1998

                           ------------------      -----------------       ------------------  -----------------

                                     Per Share               Per Share              Per Share           Per Share

                           Shares      Amount      Shares      Amount      Shares     Amount     Shares   Amount

                          -------    ---------    -------     -------      ------   ---------   -------  --------


Basic EPS                25,965,034      $.81    25,927,854     $.59     25,963,711     $1.29   25,919,895   $.95



Effect of Dilutive

  Securities  Stock

    Options                 356,026                 290,273                 365,329                271,550

                          ---------               ---------               ---------              ---------



Diluted EPS              26,321,060      $.80    26,218,127     $.59     26,329,040     $1.27   26,191,445   $.94


Note 6.   On January 11, 1999, the company acquired all of the issued and outstanding shares of Purchasing Support Group LLC (PSG), a four-

          member beverage service organization.  The new operation, renamed

          Manitowoc Beverage Systems, Inc. (MBS), provides full-service parts,

          components, and dispenser systems support to bottlers in the beverage industry.  MBS is made up of companies that have been serving soft-

          drink bottling operations throughout the United States since the

          1960's with a variety of equipment services for beverage dispensing systems.  MBS operates in the Northeast, Atlantic Coast, Southeast,

          Central, and Western United States.



          The aggregate consideration paid by the Company for the issued and outstanding shares of the four member companies of PSG was $42,854 which is net of cash acquired of $732 and includes direct acquisition costs of $394 and assumed liabilities of $5,192.  The acquisition was financed through the Company's existing credit facility.  The purchase price for PSG is subject to a post-closing adjustment based upon net worth as set forth in the Purchase and Sale Agreement.  The Company has not recorded any adjustment to the purchase price based upon the post-closing adjustment as of June 30, 1999.



          The acquisition of PSG has been recorded using the purchase method of accounting.  The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed.  The preliminary estimate of the excess of the cost over the fair value of the net assets acquired is $32,141 and is being amortized over 40 years.  The results of MBS's operations subsequent to the date of acquisition are included in the Consolidated

          Statements of Earnings for the quarter and six months ended June 30,

          1999.



          On April 9, 1999, the Company acquired all of the issued and outstanding shares of Kyees Aluminum, Inc., a leading supplier of cooling components for the major suppliers of fountain soft drink beverage dispensers, for $25,750 in cash.  Kyees' aluminum "cold plates" are a key component used to chill soft drink beverages in dispensing equipment.  Located in La Mirada, California, Kyees is a technology leader in manufacturing cold plate equipment, in both quality and engineering design.  The acquisition of Kyees was financed through the Company's existing credit facility.



          The acquisition of Kyees has been recorded using the purchase method of accounting.  The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed.  The preliminary estimate of the excess of the cost over the fair value of the net assets acquired is $22,686 and is being amortized over 40 years.  The results of Kyees' operations subsequent to the date of acquisition are included in the Consolidated

          Statements of Earnings for the quarter and six months ended June 30,

          1999.



Note 7.   On May 28, 1999, the company entered into an accounts receivable sales arranement with a bank.  Under this arrangement, the company sold

          $15.1 million of accounts receivable to the bank through June 30,

          1999.



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

          Eurodollar rate, at the option of the company, plus an applicable percentage, as defined by the Agreement.  The base rate is equal to the greater of the Federal Funds rate in effect on such day plus 0.5%

          or the prime rate in effect on such day.  Borrowings under the

          Agreement are not collateralized.



Note 8.   The company determines its segments based upon the internal organization that is used by management to make operating decisions and assess performance.  Based upon this approach, the company has three reportable segments: Foodservice Equipment (Foodservice), Cranes and Related Products (Cranes), and Marine Operations (Marine).



          Information about reportable segments and a reconciliation of total segment sales and profits to the consolidated totals for the quarters and first six months ending June 30, 1999 and 1998 are summarized in

          Item 2, "Management's Discussion and Analysis of Financial Condition

          and Results of Operations", to this report on Form 10-Q.  As of June

          30, 1999 and December 31, 1998, the total assets by segment were as follows:




                                                 June 30,             Dec. 31,

                                                   1999                 1998

                                                 --------             --------


Foodservice                                     $332,209              $254,506

Cranes                                           164,793               178,470

Marine                                             8,253                 7,023

General corproate                                 43,652                41,015

                                                 -------               -------

  Total                                         $548,907              $481,014








Item 2.   Management's Discussion and Analysis of Financial Condition and

          Results of Operations





Results of Operations for the Quarter and Six Months Ended June 30, 1999 and

1998

--------------------------------------------------------------------------------



Net sales and earnings from operations by business segment for the quarter and first six months ended June 30, 1999 and 1998 are shown below (in thousands):




                                        QUARTER ENDED                  YEAR-TO-DATE

                                      -----------------             --------------

                                     June 30,   June 30,        June 30,      June 30,

                                       1999       1998            1999          1998

                                     --------  ---------       ---------     ---------
NET SALES:

   Foodservice equipment             $110,561    $ 87,230       $194,851     $154,237

   Cranes and related products         98,147      86,145        187,577      162,337

   Marine                              17,634      15,524         28,104       26,464

                                     --------    --------       --------     --------

      Total                          $226,342    $188,899       $410,532     $343,038



EARNINGS (LOSS) FROM OPERATIONS:

   Foodservice equipment             $ 21,081    $ 15,627       $ 32,853     $ 24,943

   Cranes and related products         17,325      12,928         30,602       22,690

   Marine                               2,880       2,751          5,192        5,056

   General corporate expense           (2,998)     (2,542)        (5,989)      (5,168)

   Amortization                        (1,868)     (1,171)        (3,588)      (2,343)

                                     --------    --------       --------     --------

      Total                            36,420      27,593         59,070       45,178



OTHER INCOME (EXPENSE) -NET            (3,105)     (3,291)        (6,032)      (6,056)

                                     --------    --------       --------     --------

EARNINGS BEFORE TAXES ON INCOME      $ 33,315    $ 24,302       $ 53,038     $ 39,122


Net earnings for the second quarter of 1999 increased 36% to $21.0 million, or

$.80 per diluted share, from $15.4 million, or $.59 per diluted share, for the second quarter of 1998.  Net sales increased 20% to $226.3 million in the second quarter of 1999, from $188.9 million for the same period in 1998.  Sales and earnings growth was driven by gains at each of the company's three business segments.



For the first six month period of 1999, net earnings increased 35% to $33.4 million, or $1.27 per diluted share, from $24.7 million, or $.94 per diluted share, for the first six months of 1998.  Net sales increased 20% to $410.5 million in the first six-month period of 1999 from $343.0 million for the same period in 1998.  The recent acquisitions of USTC, MBS and Kyees accounted for approximately 60% of the increase in revenue.  The remainder was due mainly to volume increases in the Foodservice and Crane segments.  The increase in operating earnings was the result of improved operating efficiencies, continued

margin expansion and additional cost reductions in each of our business segments.



Sales for the Foodservice segment were $110.6 million for the quarter, up 27%

from the second quarter of 1998.  Operating earnings increased 35% to $21.1 million, from $15.6 million in 1998.  Manitowoc Ice continues to benefit from

the strong demand for its new "Q" series ice machines.    SerVend's sales

increased significantly from the benefits of the recent acquisition of Manitowoc

Beverage Systems, which is expanding our geographic reach into new sales territories.  McCall achieved record production levels while introducing seven new products at the National Restaurant Association show.  For the first six months of 1999 sales and operating earnings increased 26% and 32%, respectively.

All of the Foodservice operations contributed to this strong performance on a year-over-year basis.



Cranes and related products sales for the second quarter increased 14%, to $98.1 million, from $86.1 million for the second quarter of 1998.  Operating earnings were $17.3 million, a 34% gain over the second quarter of 1998.  This performance is being driven by continued customer demand for our innovative new crane designs.  Highlighting this quarter was the shipment of our first Model

21000, a 1,000-ton capacity crawler crane, which was introduced at Conexpo earlier this year.  For the first six months of 1999, Cranes sales were $187.6 million, a 16% increase over the first six months of 1998.  Operating earnings increased 35%, to $30.6 million, from $22.7 million for the same period in 1998.

A significant factor in the performance of the crane segment is the progress made in reducing the manufacturing time for the high-capacity crawler cranes.

Workflow improvements and aggressive subcontracting have added manufacturing capacity and reduced the time needed to produce Manitowoc's 175- to 300-ton capacity cranes by 40 percent.



Marine segment sales and operating earnings for the second quarter were $17.6 million and $2.9 million, respectively, compared with $15.5 million and $2.8 million for the same period in 1998.  In May, work was completed on the NEW YORK dipper dredge.  Other projects during the quarter included repair work on several tugs, a passenger ferry, and a hull repair for a 767' self-unloading

bulk carrier that ran aground.   In June, Bay Shipbuilding began recognizing

revenues and earnings from the Mobil tank barge contract, which will keep the yards busy during the traditionally slower summer months.  For the first six months of 1999, sales and operating earnings for this segment were $28.1 million and $5.2 million, respectively, compared with $26.5 million and $5.1 million for

1998.


Cash flow from operations was a record $61 million, a more than four-fold increase over the first six months of last year.  Strong earnings, combined with dramatic reductions in working capital, contributed to this performance.  During the quarter, total debt was also reduced by $27 million, down to $149 million.



The effective tax rate remains unchanged at 37 percent.







Financial Condition at June 30, 1999

----------------------------------------



The Company's financial condition remains strong.  Cash and marketable securities of $13.3 million and future cash flows from operations are expected to be adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt, line of credit, and anticipated capital expenditures of between $15-$18 million.



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



Based upon its identification and assessment efforts through the end of the second quarter of 1999, the company is in the process of converting, modifying,

and upgrading its computer equipment and software to be Y2K compliant, as necessary.  In addition, in the ordinary course of replacing computer equipment and software, the company attempts to get replacements that are Y2K compliant.

The company continues to anticipate that its Y2K identification, assessment,

remediation, and testing efforts, which began in 1996, will be complete by

October 1999, and contingency plans will be developed, as necessary, to address unforseen circumstances prior to the end of 1999.  The company believes that these efforts will be completed prior to any currently anticipated impact on its computer equipment and software.  It also does not anticipate any significant disruption to its normal business operations to achieve this goal.  The company estimates that as of June 30, 1999, it had completed approximately 95% of the initiatives it believes will be necessary to fully address potential Y2K issues.



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


Beginning in the second half of 1997, through June 30, 1999, the company has spent approximately $4.4 million to upgrade its systems, including Y2K issues.

Approximately $0.5 million was spent during the first six months of 1999, with about $0.3 million was spent in the second quarter.  Estimated additional costs for system upgrades during the last two quarters of 1999, including addressing

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





Item 3.        Quantitative and Qualitative Disclosure About Market Risk

               -------------------------------------------------------


See Item 7A of the company's Annual Report on Form 10-K for the year ended

December 31, 1998.







                         PART II.    OTHER INFORMATION

                    ----------------------------------------





Item 4.        Submission of Matters to a Vote of Security Holders

               -------------------------------------------------------



At the annual meeting of the company's shareholders on May 4, 1999, management's nominees named below were elected as directors by the indicated votes cast for each nominee.  Of the 15,819,390 shares of Common Stock which were represented at the meeting, at least 99.1 percent of the shares voting were voted for the election of each of management's nominees.





Three directors were elected to serve until the Annual Meeting of Shareholders to be held in the year 2002:



Name of Nominee                        For              Withheld

---------------                     ----------          --------



Dean H. Anderson                    15,697,897           121,493

James P. McCann                     15,683,500           135,890

Robert S. Throop                    15,704,047           115,343




One director was elected to serve until the Annual Meeting of Shareholders to be held in the year 2001:



Name of Nominee                        For              Withheld

---------------                     ----------          --------



Robert C. Stift                     15,683,179           136,211



One director was elected to serve until the Annual Meeting of Shareholders to be held in the year 2000:





Name of Nominee                        For              Withheld

---------------                     ---------           --------



Terry D. Growcock                   15,703,192           116,198





There were no abstentions or broker non-votes with respect to the election of directors.  In addition to the directors elected at the meeting, the company's continuing directors are George T. McCoy, Guido R. Rahr, Jr., and Gilbert F.

Rankin, Jr.



Proposal 2, the 1999 Non-Employee Director Stock Option Plan, was approved as follows:



                     Shares Voted For       14,421,504

                     Shares Voted Against    1,217,119

                     Shares Abstaining         180,767




Further information concerning the matters voted upon at the 1999 Annual Meeting of Shareholders is contained in the company's proxy statement dated March 15,

1999 with respect to the 1999 Annual Meeting.









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





                                     THE MANITOWOC COMPANY, INC.

                                             (Registrant)



                                       /s/   Terry D. Growcock

                                       -------------------------------

                                       Terry D. Growcock

                                       President and Chief Executive Officer









                                       /s/   Robert R. Friedl

                                       -------------------------------

                                       Robert R. Friedl

                                       Senior V.P. and Chief Financial Officer









                                       /s/   E. Dean Flynn

                                       -------------------------------

                                       E. Dean Flynn

                                       Secretary



August 9, 1999







                          THE MANITOWOC COMPANY, INC.



                                 EXHIBIT INDEX



                                  TO FORM 10-Q



                           FOR QUARTERLY PERIOD ENDED



                                 June 30, 1999







Exhibit                  Filed

  No                  Description                           Herewith

-------             ---------------                       ------------


  10              1999 Non-Employee Director                   X

                  Stock Option Plan


  27              Financial Data Schedule                      X