Form 10-Q
period 1999-09-30
MANITOWOC CO INC
filed 1999-10-28
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549





                              FORM 10-Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended          September 30, 1999

                                         -------------------------



                              OR



[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934



     For the transition period from               to

                                     ----------       ---------



     Commission File Number        1-11978

                               ------------





                     The Manitowoc Company, Inc.

   ---------------------------------------------------------------

        (Exact name of registrant as specified in its charter)



          Wisconsin                                  39-0448110

   -----------------------------------------------------------------

      (State or other jurisdiction of                    (I.R.S. Employer

       incorporation or organization)                 Identification Number)





          500 South 16th Street, Manitowoc, Wisconsin  54220

----------------------------------------------------------------------


    (Address of principal executive offices)           (Zip Code)





                            (920) 684-4410

 --------------------------------------------------------------------

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



                      Yes  ( X )     No   (   )





     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of  September 30, 1999, the most recent practicable date, was 25,982,848.




                      PART I.  FINANCIAL INFORMATION

                  ---------------------------------------





Item 1.  Financial Statements

-------------------------------------


                                                        THE MANITOWOC COMPANY, INC.

                                                    Consolidated Statements of Earnings

                                     For the Quarter and Nine Months Ended September 30, 1999 and 1998

                                                                (Unaudited)

                                          (In thousands, except per-share and average shares data)





                                        QUARTER ENDED                  YEAR-TO-DATE

                                   Sept. 30,     Sept. 30,       Sept. 30,     Sept. 30,

                                      1999          1998            1999          1998

                                    -------       -------          ------       --------
Net Sales                           $ 213,898   $ 184,023         $ 624,430     $ 527,061



Costs And Expenses:

   Cost of goods sold                 151,384     130,743           443,637       377,215

   Engineering, selling and

     administrative expenses           27,883      26,314            87,092        77,702

                                      -------     -------           -------       -------

      Total                           179,267     157,057           530,729       454,917





Earnings From Operations               34,631      26,966            93,701        72,144



Other Income (Expense):

   Interest expense                    (2,987)     (2,091)           (8,431)       (7,357)

   Interest and dividend income            82          22               186            61

   Other expense                         (968)       (869)           (1,660)       (1,698)

                                     --------     -------          --------      --------

      Total                            (3,873)     (2,938)           (9,905)       (8,994)

                                     --------     -------          --------      --------

Earnings Before Taxes

   On Income                           30,758      24,028            83,796        63,150



Provision For Taxes On Income          11,380       8,825            31,004        23,202

                                     --------    --------          --------     ---------

Net Earnings                        $  19,378   $  15,203         $  52,792     $  39,948

                                     --------    --------          --------     ---------


Net Earnings Per Share - Basic           $.75        $.59             $2.03        $1.54

Net Earnings Per Share - Diluted         $.74        $.58             $2.01        $1.53



Dividends Per Share                      $.075       $.075             $.225       $ .225



Average Shares Outstanding

   Basic                            25,982,312     25,939,026      25,970,719     25,926,342

Average Shares Outstanding

   Diluted                          26,332,622     26,095,275      26,329,068     26,148,023





See accompanying notes which are an integral part of these statements.


[CAPTION]

                                                        THE MANITOWOC COMPANY, INC.

                                                        Consolidated Balance Sheets

                                              As of  September 30, 1999 and December 31, 1998

                                                      (In thousands, except share data)



                                 - ASSETS -

                                                            Unaudited

                                                            Sept. 30,         Dec. 31,

                                                              1999              1998

                                                          -----------       -----------
Current Assets:

   Cash and cash equivalents                                $  10,387       $  10,582

   Marketable securities                                        1,915           1,834

   Accounts receivable                                         73,312          69,504

   Inventories                                                 80,386          81,978

   Prepaid expenses and other                                   2,344           5,297

   Future income tax benefits                                  20,888          21,682

                                                            ---------       ---------

      Total current assets                                    189,232         190,877



Intangible Assets - Net                                       234,326         184,926



Other Assets                                                   15,854          11,628



Property, Plant and Equipment:

   At cost                                                    210,161         211,360

   Less accumulated depreciation                             (120,068)       (117,777)

                                                            ---------       ---------

   Property, plant and equipment-net                           90,093          93,583

                                                            ---------       ---------

      TOTAL                                                  $529,505        $481,014

                                                            ---------       ---------



           -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:

   Accounts payable and accrued expenses                     $148,427        $123,534

   Current portion of long-term debt                              489          10,968

   Short-term borrowings                                       36,300          48,500

   Product warranties                                          15,125          15,110

                                                            ---------       ---------

      Total current liabilities                               200,341         198,112


Non-Current Liabilities:

   Long-term debt, less current portion                        79,805          79,834

   Product warranties                                           4,520           4,723

   Post-retirement health benefits obligations                 20,077          19,705

   Other                                                        5,249           6,088

                                                             --------       ---------

      Total non-current liabilities                           109,651         110,350

                                                             --------        --------

Stockholders' Equity:

   Common stock (36,746,482 shares issued

     at both dates)                                               245             245

   Additional paid-in capital                                  31,111          31,029

   Accumulated other comprehensive income                        (260)           (212)

   Retained earnings                                          269,634         222,687

   Treasury stock at cost  (10,763,634 and 10,789,616

      shares, respectively)                                   (81,217)        (81,197)

                                                            ---------       ---------

      Total stockholders' equity                              219,513         172,552

                                                            ---------       ---------

      TOTAL                                                  $529,505        $481,014

                                                            ---------       ---------

See accompanying notes which are an integral part of these statements.




                               THE MANITOWOC COMPANY, INC.

                          Consolidated Statements of Cash Flows

                  For the Nine Months Ended September 30, 1999 and 1998

                                        (Unaudited)

                                       (In thousands)





                                                      Sept. 30, 1999      Sept. 30, 1998

                                                      --------------      --------------


Cash Flows From Operations:

   Net earnings                                           $ 52,792          $ 39,948

   Non-cash adjustments to earnings:

      Depreciation and amortization                         12,455            10,453

      Deferred financing fees                                  472               298

      Deferred income taxes                                  1,020                 -

      Loss on sale of fixed assets                             591               835

   Changes in operating assets and liabilities,

     excluding effects of business acquisitions:

      Accounts receivable                                    3,547           (21,284)

      Inventories                                            7,052           (15,749)

      Other current assets                                   3,255             1,152

      Current liabilities                                   17,216            22,556

      Non-current liabilities                                 (841)           (1,063)

      Non-current assets                                    (4,103)           (3,864)

                                                         ---------         ---------

      Net cash provided by operations                       93,456            33,282



Cash Flows From Investing:

   Purchase of temporary investments - net                     (81)              (65)

   Business acquisitions - net                             (62,104)               --

   Proceeds from sale of property, plant, and equipment      5,217             1,291

   Capital expenditures                                     (8,192)           (9,282)

                                                         ---------         ---------

      Net cash used for investing                          (65,160)           (8,056)



Cash Flows From Financing:

   Dividends paid                                           (5,844)           (5,834)

   Options exercised                                            61               254

   Proceeds from long-term borrowings                           --            50,000

   Payments on long-term borrowings                        (10,508)          (75,770)

   Change in revolver borrowings - net                     (12,200)            4,000

                                                         ---------         ---------

      Net cash used for financing                          (28,491)          (27,350)



Effect of Exchange Rate Changes on Cash                          -                23

                                                         ---------         ---------

      Net decrease in cash and cash equivalents               (195)           (2,101)



   Balance at beginning of period                           10,582            11,888

                                                         ---------         ---------

   Balance at end of period                              $  10,387        $    9,787

                                                         ---------         ---------

Supplemental cash flow information:

   Interest paid                                         $   7,507        $    6,476

   Income taxes paid                                      $ 30,316         $  27,848



See accompanying notes which are an integral part of these statements.





                                                        THE MANITOWOC COMPANY, INC.

                                              Consolidated Statements of Comprehensive Income

                                     For the Quarter and Nine Months Ended September 30, 1999 and 1998

                                                                (Unaudited)

                                                               (In thousands)





                                      QUARTER ENDED                   YEAR-TO-DATE

                                 Sept. 30,     Sept. 30,        Sept. 30,    Sept. 30,

                                    1999          1998             1999         1998

                                -----------   -----------      -----------  -----------


Net Earnings                      $19,378      $15,203           $52,792      $39,948

Other Comprehensive Income:

  Foreign currency

    translation adjustments           240          (73)              (48)          90

                                  -------      -------           -------      -------



Comprehensive Income              $19,618      $15,130           $52,744      $40,038

                                  -------     --------           -------      -------





See accompanying notes which are an integral part of these statements.





                     THE MANITOWOC COMPANY, INC.

              Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998

                             (Unaudited)



Note 1.   In the opinion of management, the accompanying unaudited

          consolidated financial statements contain all adjustments,

          representing normal recurring accruals, necessary to present fairly the results of operations, cash flows, and

          comprehensive income for the quarters and nine months ended

          September 30, 1999 and 1998, and the financial position at

          September 30, 1999.  The interim results are not necessarily indicative of results for a full year and do not contain

          information included in the company's annual consolidated

          financial statements and notes for the year ended December

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





Note 2.   The components of inventory at September 30, 1999 and

          December 31, 1998 are summarized as follows:


                                                     Sept. 30, 1999    Dec. 31, 1998

                                                     -------------      ------------
Components:

               Raw materials                             $37,030          $32,564

               Work-in-process                            24,949           27,882

               Finished goods                             39,152           42,304

                                                       ---------        ---------

               Total inventories at FIFO costs           101,131          102,750



               Excess of FIFO costs

                 over LIFO value                         (20,745)         (20,772)

                                                       ---------         --------

               Total inventories                         $80,386          $81,978

                                                       ---------         --------


Inventory is carried at lower of cost or market using the first-in,

first-out (FIFO) method for 59% and 47% of total inventory at

September 30, 1999 and December 31, 1998, respectively.  The remainder of the inventory is costed using the last-in, first-out (LIFO) method.



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



Recent estimates indicate that the total cost to clean up the Site could be as high as $30 million, however, the ultimate allocation of costs for the Site are not yet final.  Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. Prior to December 31, 1996, the company accrued  $3.3 million in connection with this matter.  The expenses incurred during the quarter and nine months ended September

30, 1999 and 1998 in connection with this matter were not material.

Remediation work at the Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining.

The remaining estimated liability for this matter, included in other current and noncurrent liabilities at September 30, 1999 is $1.1 million.


As of September 30, 1999, 24 product-related lawsuits were pending.

All of these accidents occurred during years in which the company had insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $50.0 million limit on the insurer's contribution.


Product liability reserves at September 30, 1999 are $8.6 million;

$3.3 million is reserved specifically for the 24 cases referenced above, and $5.3 million is reserved for incurred but not reported claims.  These reserves were estimated using actuarial methods.  Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.

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

          The current carrying value of these assets, determined

          through independent appraisals, is approximately $3.8

          million and is included in other assets.  The future holding costs, included in accounts payable and accrued expenses and in other non-current liabilities, consist primarily of

          utilities, security, maintenance, property taxes, and

          insurance.  These reserves also include estimates for

          potential environmental liabilities at the Peninsula

          location.  For the third quarter and first nine months of

          1999 and 1998, the charges against these reserves were not material.





Note 5.   On February 17, 1999, the company's board of directors

          authorized a 3-for-2 stock split of the company's shares in the form of a 50-percent stock dividend payable on April 1,

          1999 to shareholders of record on March 1, 1999.  As a

          result of the stock split, 8,654,900 shares were issued.

          All references in the financial statements to average number of shares outstanding, earnings per share amounts, and

          market prices per share of common stock have been restated

          to reflect this split.  The company also split its common

          stock on a 3-for-2 basis on June 30, 1997 and July 2, 1996.


Note 6.   The following is a reconciliation of the average

          sharesoutstanding used to compute basic and diluted earnings per share.  There is no earnings impact for the assumed

          conversions of the stock options in any of the periods.

                                                    Quarter Ended                                     Nine Months Ended

                                                     September 30                                        September 30

                                         ------------------------------------              ---------------------------------------





                                            1999                       1998                     1999                      1998

                                     -----------------           ----------------        -----------------         ---------------

                                                    Per                     Per                      Per                       Per

                                                   Share                   Share                    Share                     Share

                                     Shares       Amount       Shares      Amount      Shares       Amount         Shares     Amount

                                      -----       ------       -----       ------       -----       ------         -----      ------


Basic EPS                           25,982,312      $.75     25,939,026     $.59     25,970,719     $2.03        25,926,342   $1.54

Effect of Dilutive

   Securities-

    Stock Options                      350,310                  156,249                 358,349                     221,681

                                    ----------            -------------              ----------                  ----------

Diluted EPS                         26,332,622      $.74     26,095,275     $.58     26,329,068     $2.01        26,148,023   $1.53

                                    ----------               ----------              ----------                  ----------




Note 7.   On January 11, 1999, the company acquired all of the issued and outstanding shares of Purchasing Support Group LLC

          (PSG), a four-member beverage service organization.  The new operation, renamed Manitowoc Beverage Systems, Inc. (MBS),

          provides full-service parts, components, and dispenser

          systems support to bottlers in the beverage industry.  MBS is made up of companies that have been serving soft-drink

          bottling operations throughout the United States since the

          1960's with a variety of equipment services for beverage

          dispensing systems.  MBS operates in the Northeast, Atlantic

          Coast, Southeast, Central, and Western United States.



          The aggregate consideration paid by the Company for the

          issued and outstanding shares of the four member companies of PSG was $43.7 million which is net of cash acquired of

          $0.7 million and includes direct acquisition costs of $0.5 million and assumed liabilities of $5.9 million.  The

          acquisition was financed through the company's existing

          credit facility.  The purchase price for PSG is subject to a post-closing adjustment based upon net worth as set forth in the Purchase and Sale Agreement.  The Company has not

          recorded any adjustment to the purchase price based upon the post-closing adjustment as of September 30, 1999.



          The acquisition of PSG has been recorded using the purchase method of accounting.  The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed.  The

          preliminary estimate of the excess of the cost over the fair value of the net assets acquired is $33.7 million and is

          being amortized over 40 years.  The results of MBS's

          operations subsequent to the date of acquisition are

          included in the Consolidated Statements of Earnings for the quarter and nine months ended September 30, 1999.



          On April 9, 1999, the company acquired all of the issued and outstanding shares of Kyees Aluminum, Inc., a leading

          supplier of cooling components for the major suppliers of

          fountain soft drink beverage dispensers.  The aggregate

          consideration paid by the company was $28.3 million which is net of cash acquired of $1.0 million and includes direct

          acquisition costs of $0.2 million, assumed liabilities of

          $2.0 million, and the payment of a post-closing net worth

          adjustment during the third quarter of $1.4 million to the former owners of the company.  Kyees' aluminum "cold plates"

          are a key component used to chill soft drink beverages in

          dispensing equipment.  Located in La Mirada, California,

          Kyees is a technology leader in manufacturing cold plate

          equipment, in both quality and engineering design.  The

          acquisition of Kyees was financed through the Company's

          existing credit facility.



          The acquisition of Kyees has been recorded using the

          purchase method of accounting.  The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed.  The

          preliminary estimate of the excess of the cost over the fair value of the net assets acquired is $24.0 million and is

          being amortized over 40 years.  The results of Kyees'

          operations subsequent to the date of acquisition are

          included in the Consolidated Statements of Earnings for the quarter and nine months ended September 30, 1999.





Note 8.   On April 6, 1999, the Company amended and restated its

         existing Credit Agreement (Agreement) with a group of banks in order to increase the amount of funds available and to

          extend the termination date to April 6, 2004.  The amended and restated Agreement provides for maximum borrowings of

          $300 million under revolving loans and a letter of credit

          sub-facility.



          The Agreement includes covenants, the most restrictive of

          which require the maintenance of various debt and net worth ratios.  An annual commitment fee, calculated based upon the company's consolidated leverage ratio, as defined by the

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



          On May 28, 1999, the company entered into an accounts

          receivable sales arrangement with a bank.  Under this

          arrangement, the company has sold $48.2 million of accounts receivable to the bank through September 30, 1999.  At

          September 30, 1999, the company has outstanding $13.1

          million of accounts receivable which have been sold to the bank but for which the customers' cash has not yet been

          collected.  The cash flow impact of this arrangement is

          reported as cash flows from operations for the nine-month

          period ended September 30, 1999.







Note 9.   The company determines its segments based upon the internal organization that is used by management to make operating

          decisions and assess performance.  Based upon this approach,

          the company has three reportable segments: Foodservice

          Equipment (Foodservice), Cranes and Related Products

          (Cranes), and Marine Operations (Marine).



     Information about reportable segments and a reconciliation of total segment sales and profits to the consolidated totals for the quarters and nine months ending September 30, 1999 and 1998 are summarized in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", to this report on Form 10-Q.  As of September 30, 1999 and December 31, 1998,

     the total assets by segment were as follows:




                                              Sept. 30, 1999       Dec. 31, 1998

                                             ----------------     ---------------

Foodservice                                     $326,308              $254,506

Cranes                                           155,758               178,470

Marine                                             8,867                 7,023

General corporate                                 38,572                41,015

                                               ---------             ---------

  Total                                         $529,505              $481,014

                                               ---------              --------




Item 2.   Management's Discussion and Analysis of Financial Condition

          and Results of Operations



Results of Operations for the Quarter and Nine Months Ended

September 30, 1999 and 1998.

--------------------------------------------------------------



Net sales and earnings from operations by business segment for the quarter and nine months ended September 30, 1999 and 1998 are shown below (in thousands):


                                       QUARTER ENDED                 YEAR-TO-DATE

                                    Sept. 30,  Sept. 30,       Sept. 30,     Sept. 30,
                                      1999       1998             1999         1998
                                     -------    -------         --------      --------
NET SALES:

   Foodservice products              $104,677   $  90,564       $299,528     $244,801

   Cranes and related products         95,485      84,858        283,062      247,195

   Marine                              13,736       8,601         41,840       35,065

                                     --------     -------        -------      -------

      Total                          $213,898    $184,023       $624,430     $527,061

                                     --------     -------       --------     --------



EARNINGS (LOSS) FROM OPERATIONS:

   Foodservice products              $ 20,088   $  16,804      $  52,941     $ 41,747

   Cranes and related products         17,967      12,762         48,569       35,452

   Marine                               1,134         858          6,326        5,914

   General corporate expense           (2,664)     (2,286)        (8,653)      (7,454)

   Amortization                        (1,894)     (1,172)        (5,482)      (3,515)

                                     --------     -------        -------     --------

      Total                            34,631      26,966         93,701       72,144

                                     --------     -------       --------     --------

OTHER INCOME (EXPENSE) - NET           (3,873)     (2,938)        (9,905)      (8,994)

                                     --------      ------       --------     --------

EARNINGS BEFORE TAXES ON INCOME       $30,758     $24,028        $83,796      $63,150

                                     --------      ------       --------     --------


Net earnings for the third quarter of 1999 increased 27.5 percent to

$19.4 million, or $0.74 per diluted share, from $15.2 million, or

$0.58 per diluted share, for the third quarter of 1998.  Net sales increased 16.2 percent to $213.9 million in the third quarter of 1999 from $184.0 million for the same period in 1998.



For the first nine months of 1999, net earnings increased 32.2 percent to $52.8 million, or $2.01 per diluted share, from $39.9 million, or

$1.53 per diluted share, for the first nine months of 1998.  Net sales increased 18.5 percent to $624.4 million in the nine-month period of

1999 from $527.1 million for the same period in 1998.  Sales and earnings growth continue to be driven by gains at each of the company's three main businesses.



For the third quarter of 1999, the foodservice segment reported a 19.5 percent increase in operating earnings on a 15.6 percent increase in sales; this despite a continuing softness in demand from the major soft-drink manufacturers.  Year-to-date sales for the foodservice products segment increased 22.4 percent to $299.5 million from $244.8 million in 1998.  Foodservice operating earnings increased 26.8 percent on a year-to-date basis to $52.9 million from $41.7 million for 1998.



Cranes and related products sales for the third quarter of 1999 were

$95.5 million, a 12.5 percent increase over the prior year's third quarter.  Operating margin for the third quarter was 18.8 percent,

compared to 15.0 percent for 1998.  Highlighting the quarter was the delivery of Manitowoc Cranes' second high capacity Model 21000 crawler crane, which made its first major lift as part of a refinery modernization project for a major chemical manufacturer.  In addition,

Manitex and USTC continue to leverage the design, manufacturing and marketing expertise of each organization.  Net sales for the cranes segment increased 14.5 percent in the first nine months of 1999 to

$283.1 million, compared to $247.2 million for the same period in

1998.  Cranes' operating earnings increased 37.0 percent to $48.6 million, or 17.2 percent of net sales in the first nine months of

1999, compared to $35.5 million, or 14.3 percent of net sales for the same period in 1998.



Sales and operating earnings for the Marine segment were $13.7 million and $1.1 million, respectively, for the third quarter of 1999,

compared with $8.6 million and $0.9 million for same period last year.

The nearly 60 percent increase in revenues was due to the project revenue from the Mobil tank barge contract.  Progress on the 140,000-

barrel, double-hull tank barge, which Mobil has named Seneca, is well ahead of schedule and is expected to be completed during the fourth quarter. Year-to-date sales for this segment were $41.8 million,

compared with $35.1 million in 1998.  Operating earnings were $6.3 million compared with $5.9 million last year.



Cash flow from operations was a record $93.5 million, a nearly three-

fold increase over the same period of last year.  Contributing to this impressive performance were reductions in accounts receivable and inventories combined with strong earnings growth.  During the quarter,

total debt was reduced by $33 million, down to $116.6 million.



The effective tax rate remains unchanged at 37 percent.



Financial Condition at September 30, 1999

--------------------------------------------



The company's financial condition remains strong.  Cash and marketable securities of  $12.3 million and future cash flows from operations are expected to be adequate to meet the company's liquidity requirements for the foreseeable future, including payments for long-term debt,

line-of-credit, and planned capital expenditures.



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





Year 2000 Compliance

----------------------



The Year 2000 (or Y2K) issue is the result of computer systems and software products that are coded to accept two digits rather than four in their date code fields to define a year.  A company's computer equipment and software devices with embedded technology that are time-

sensitive may recognize a date using "00" as the year 1900 rather than

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

Information Technology (IT) systems . including accounting, data processing and telephone systems . as well as those that are not commonly thought of as IT systems . such as manufacturing equipment,

company products, alarm systems, fax machines or other miscellaneous systems.  Both IT and non-IT systems may contain embedded technology,

which complicates Y2K identification, assessment, remediation, and testing efforts.



Based upon its identification and assessment efforts through the end of the third quarter of 1999, the company believes that substantially all of its business units have completed their Year 2000 remediation efforts.  Only one business unit representing less than one percent of the company's net sales is not yet Y2K compliant, but it will be completing its remediation in November of 1999. Contingency plans will be developed, as necessary, to address unforeseen circumstances prior to the end of 1999.  The company believes that these efforts will be completed prior to any currently anticipated impact on its computer equipment and software.  It also does not anticipate any significant disruption to its normal business operations to achieve this goal.

The company estimates that as of September 30, 1999, it had completed approximately 99% of the initiatives it believes will be necessary to fully address potential Y2K issues.



The company has made inquiries and gathered information on the Y2K compliance of its significant vendors, suppliers, dealers and distributors.  This was done in an attempt to determine the extent to which interfaces with these companies are vulnerable to Y2K issues,

and whether the products and services purchased from or by these companies are Y2K compliant.  The company has developed contingency plans to mitigate inventory procurement interruptions which may be caused by vendor Y2K issues.  Although the company cannot assure Y2K compliance by its key suppliers, dealers, and distributors, no major part of critical operation of any company segment relies on a single source for raw materials, supplies, or services, and the company has multiple distribution channels for most of its products.



Beginning in the second half of 1997, through September 30, 1999, the company has spent approximately $4.9 million to upgrade its systems,

including Y2K issues.  Approximately $1.0 million was spent during the first nine months of 1999, with about $0.5 million spent in the third quarter.  No additional significant costs are expected during the fourth quarter of 1999.  These expenditures were funded using cash flows from operations.



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

-------------------------------------------------------------------



See Item 7A of the company's Annual Report on Form 10-K for the year ended December 31, 1998.







                    PART II.    OTHER INFORMATION

                -------------------------------------





Item 6.   Exhibits and Reports on Form 8-K

          -----------------------------------



(a)Exhibits:   See exhibit index following the signatures on this

   Report, which is incorporated herein by reference.


(b)Reports on Form 8-K:    During the third quarter ended  September

   30, 1999, a report on Form 8-K dated as of September 10, 1999 was filed stating that the company's board of directors had

   unanimously approved the appointment of vice president and treasurer, Glen E. Tellock, to the position of vice president and chief financial officer.





                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     THE MANITOWOC COMPANY, INC.

                                             (Registrant)



                                       /s/  Terry D. Growcock

                                       -------------------------

                                       Terry D. Growcock

                                       President and

                                       Chief Executive Officer







                                       /s/  Glen E. Tellock

                                       -------------------------

                                       Glen E. Tellock

                                       Vice President and

                                       Chief Financial Officer







                                       /s/  Maurice D. Jones

                                       -------------------------

                                       Maurice D. Jones

                                       Secretary




October 28, 1999




                     THE MANITOWOC COMPANY, INC.



                            EXHIBIT INDEX



                            TO FORM 10-Q



                     FOR QUARTERLY PERIOD ENDED



                         September 30, 1999





Exhibit                                                              Filed

 No                 Description                                     Herewith

------      --------------------------                             ----------


 27         Financial Data Schedule                                    X