Form 10-K
period 1999-12-31
MANITOWOC CO INC
filed 2000-03-07
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington D.C.  20549





                                 FORM 10-K





[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1999



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

----------------------------------------------------------------------

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



     The Aggregate Market Value on January 31, 2000, of the

registrant's Common Stock held by non-affiliates of the registrant was

$674,556,122 based on the $27.31 per share average of high and low sale prices on that date.



     The number of shares outstanding of the registrant's Common Stock as of January 31, 2000 the most recent practicable date, was

26,088,369.





DOCUMENTS INCORPORATED BY REFERENCE

---------------------------------------------------------------------



     Portions of registrant's Annual Report to Shareholders for the year ended December 31, 1999 (the "1999 Annual Report"), are incorporated by reference into Parts I and II of this report.

Portions of the registrant's Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders, dated March 20, 2000 (the

"2000 Proxy Statement"), are incorporated by reference in Part III of this report.



     See Index to Exhibits.



                                PART I

                             -----------

Item 1.        Business

          ------------



GENERAL

--------------



     The Manitowoc Company, Inc. (the "Company" or "Manitowoc"), a

Wisconsin corporation, is a diversified, capital goods manufacturer headquartered in Manitowoc, Wisconsin.  Founded in 1902, the Company

is principally engaged in: a) the design and manufacture of commercial ice machines, ice/beverage dispensers and refrigeration products for the foodservice, lodging, convenience store, healthcare and the soft-

drink bottling and dispensing industries; (b) the design and manufacture of cranes and related products which are used by the energy, construction, mining and other industries; and (c) ship-

repair, conversion, and new construction services for the maritime industry.  The Company currently operates a large-crane manufacturing facility and an ice machine and reach-in refrigerator/freezer manufacturing facility in Manitowoc, Wisconsin; six refrigeration products facilities located in Tennessee, Nevada, and Wisconsin; an ice/beverage dispenser manufacturing facility in Indiana; a dispensing valve manufacturing facility in Oregon; a cold plate manufacturing facility in California; a beverage service organization with locations in Ohio, Illinois, Texas, Connecticut, Virginia, Georgia, and

California; ship repair yards in Sturgeon Bay, Wisconsin and Toledo and Cleveland, Ohio; a crane re-manufacturing facility in Bauxite,

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

Results of Operations and Financial Condition", "Eleven-Year Financial

Summary", Note 1 . "Research and Development" and Note 16 to

Consolidated Financial Statements on pages 24-29, 30-31, 37, and 42,

respectively, of the 1999 Annual Report, which are incorporated herein by reference.





PRODUCTS AND SERVICES

--------------------------------------



Foodservice Equipment

---------------------------



     The Foodservice Equipment business segment designs, manufactures and markets commercial ice-cube machines and storage bins;

ice/beverage dispensers; walk-in refrigerators and freezers; reach-in refrigerators and freezers; refrigerated undercounters and food prep tables; private label residential refrigerators/freezers; post-mix beverage dispensing valves; cast aluminum cold plates; long draw beer dispensing systems; compressor racks, and modular refrigeration systems; plus backroom beverage equipment distribution services.

Products are sold under the brand names Manitowoc, Kolpak, SerVend,

McCall, Flomatic, Compact, Icetronic, and RDI.



     Several models of commercial ice-cube machines, offering daily production capacities from 65 to 1,880 pounds and featuring a patented self-cleaning capability, are designed, manufactured and marketed by

Manitowoc Ice, Inc.  The ice machines are complemented by storage bins, with capacities from 150 to 950 pounds, and optional accessories such as water filters and ice baggers.  Manitowoc Ice, Inc. also produces reach-in refrigerators and freezers which are available in one-, two-, and three-door models, with capacities up to 72 cubic feet.  All units feature patented, top-mount, drop-in refrigeration modules that operate with environmentally friendly HFC refrigerants.



     During 1999, Manitowoc Ice, Inc. introduced its new patented

"QuietQube" ice-cube machines, which feature CVD (cool vapor defrost)

technology, operate heat-free and are 75% quieter than non-CVD units.

These new machines are ideally suited for new restaurants, which often feature more open designs, and for use with the self-service beverage systems increasingly found in quick service restaurants and

convenience stores.  Manitowoc Ice also continues to benefit from its

1997 introduction of the new Q-Series ice machines.  These models set an industry standard for aesthetic design and incorporate plastic and stainless steel components for added durability and corrosion resistance.


     On February 10, 2000, the Company purchased Beverage Equipment

Supply Company (BESCO), a leading midwest wholesale distributor of beverage dispensing equipment.  BESCO was integrated with the

Company's Manitowoc Beverage Systems, Inc. (MBS) operation.



     On April 9, 1999, the Company completed the acquisition of Kyees

Aluminum, Inc., a leading supplier of cooling components for the major suppliers of fountain soft-drink beverage dispensers.  Kyees is a technology leader in manufacturing aluminum cold plates, a key component used to chill soft-drink beverages in dispensing equipment.



     On January 11, 1999, the Company completed its acquisition of

Purchasing Support Group (PSG), renamed MBS.  MBS is a systems integrator, with nationwide distribution of backroom equipment and support system components.  It serves the beverage needs of

restaurants, convenience stores and other outlets.  MBS operates in the Northeast and Atlantic Coast regions, as well as in portions of

Arizona, California, Florida, Texas, Georgia and Nevada.  This

acquisition has improved the distribution of Manitowoc's beverage dispensing equipment and open new markets.





     For additional information on acquisitions, see Note 11 to

Consolidated Financial Statements on page 40 of the 1999 Annual

Report, which is incorporated herein by reference.



     In October 1994, the Company, through its wholly owned

subsidiary, Manitowoc Equipment Works PTE, Ltd., entered into an arrangement with Hangzhou Household Electric Appliance Industrial

Corporation and formed Hangzhou Wanhua, Ltd., to produce ice machines in China.  The joint-venture factory produces the Company's new model

QM-20 ice machine.  The QM-20 produces 30 pounds of ice per day.  It was developed to meet the needs of customers in overseas markets that do not require the 160 to 1,890 pound daily outputs of the standard ice making models.



     The Foodservice Equipment business segment sales are made from the Company's inventory and sold worldwide through independent wholesale distributors, chain accounts, and government agencies.  The distribution network now extends to 80 distributors in 70 countries within Western Europe, the Far East, the Middle East, the Near East,

Latin America, North America, the Caribbean, and Africa.  A new

distribution facility in Rotterdam, Holland has enabled the Company to increase sales of ice and refrigerated foodservice equipment in

Europe.



     Since sales are made from the Company's inventory, orders are generally filled within 24 to 48 hours.  The backlog for unfilled orders for Foodservice Equipment at December 31, 1999 and 1998 was not

significant.





Cranes and Related Products

-----------------------------------



     The Company designs and manufactures a diversified line of crawler- and truck-mounted lattice-boom cranes, hydraulically powered telescopic boom trucks, rough-terrain forklifts, and  material handling equipment, which are sold under the "Manitowoc", "Manitex",

"Spyper", "Pioneer", "USTC", and "Tailgator" names for use by the energy, construction, mining, pulp and paper, and other industries.

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



     The Company has developed a line of hydraulically-driven,

electronically-controlled M-Series crawler cranes.  M-Series cranes are easier to transport, operate and maintain, and are more productive in a number of applications.  Six models, along with various attachments, have been introduced with lifting capacities ranging from

65 to 1,500 U.S. tons.



     During 1999, Manitowoc Cranes introduced the Model 21000, a

1,000-ton capacity crawler crane that features the "Octa-trac" crawler system - four sets of dual crawlers minimizing ground bearing pressure and simplifying transportation.  In addition to delivering exceptional lifting capacity, the 21000 also provides superior high-reach capability and can be trucked to a job site, assembled and ready to work in just 20 hours.  Also during 1999, Manitowoc Cranes introduced the MAX-ER, a capacity enhancing attachment for Models 2250 and 21000.


     To serve the growing market of the smaller independent

contractors and rental-fleet customers who need smaller, less complicated, easily transportable, and more versatile cranes,

Manitowoc Cranes developed a new line of value-priced cranes with those characteristics.  The first of these, the 100-ton lifting capacity Model-222 crane, has successfully captured a large portion of the rental market for self-erecting cranes.



     On January 14, 2000, the Company acquired certain assets of

Pioneer Holdings LCC, a manufacturer of hydraulic boom trucks.  The acquisition complements the Company's Manitex and USTC product lines.



     USTC introduced the Model 40MTC during 1999, the first 40-ton capacity boom truck in the industry that is a cost-attractive alternative to hydraulic truck cranes.



     Femco Machine Co., acquired in 1994, is a manufacturer of parts for cranes, draglines, and other heavy equipment.  Femco is located in

Punxsutawney, Pennsylvania and Pompano Beach, Florida.



     Femco and Manitowoc Re-Manufacturing, located in Bauxite,

Arkansas, together form the Aftermarket Group.  These companies rebuild and remanufacture used cranes, both Manitowoc and non-

Manitowoc units, for owners who want to add value to their existing cranes.  The companies also produce replacement parts for cranes and excavators and perform industrial repair and rebuilding services for metal forming scrapyard and recylcing equipment.  Femco's existing

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



     See Note 16 to Consolidated Financial Statements on page 42 of the 1999 Annual Report with respect to export sales, which is incorporated herein by reference.  Such sales are usually made to the

Company's foreign subsidiaries or independent distributors, in addition to sales made to domestic customers for foreign delivery.

Foreign sales are made on Letter of Credit or similar terms.



     The year-end backlog of crane products includes orders which have been placed on a production schedule, and those orders which the

Company has accepted and which are expected to be shipped and billed during the next year.  The backlog of unfilled orders for cranes and related products at December 31, 1999 approximated $136.0 million, as compared with $144.1 million a year earlier.  The decrease is primarily due to the faster order fill rates achieved during 1999,

which meant the backlog was being worked off more quickly than in previous years.



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



     The Marine Group (made up of Bay Shipbuilding Co. (BSC), Toledo

Shiprepair Co., and Cleveland Shiprepair Co.) dry-docks and services commercial vessels of all sizes, including 1,000-foot super carriers,

the largest vessels sailing the Great Lakes.  The Marine Group's capabilities include planned and emergency maintenance, vessel inspections, five-year surveys, conversions, repowering, and retrofitting plus repair service for hulls, turbines, boilers,

propulsion systems and automated cargo/ballasting systems.  To reduce seasonality, the Marine Group performs non-marine industrial repair during the summer months.



     During 1998, BSC was awarded a contract to build a twin-hull,

ocean-going tank barge for use by ExxonMobil.  The Seneca, a 504-foot,

double-hulled tank barge was delivered during the fourth quarter of

1999.  The 140,000-barrel barge will haul grade A refined petroleum products, including gasoline, jet fuel, and distillates, to major metropolitan markets along the Eastern Seaboard and Hudson River.



     In May 1999, the Marine Group delivered the dipper dredge, New

York, the largest dredge of its kind in the world.



     During November 1999, the Marine Group signed a contract with

Great Lakes Dredge & Dock to build a 5,000-cubic-meter hopper dredge.

This highly automated and self-propelled ship will incorporate bottom dump doors, an innovation allowing rapid unloading of dredged material.  Designed to operate at service speeds of 14 knots, the vessel can dredge at depths to 90 feet.



     The year-end backlog for the marine segment includes repair and maintenance work presently scheduled at the shipyard which will be completed in the next year.  At December 31, 1999, the backlog approximated $10.5 million (not including construction projects),

compared to $9.1 million one year ago.



Raw Materials and Supplies

----------------------------------


     The primary raw material used by the Company is structural and rolled steel, which is purchased from various domestic sources.  The

Company also purchases engines and electrical equipment and other semi- and fully-processed materials.  It is the policy of the Company to maintain, wherever possible, alternate sources of supply for its important materials and parts.  The Company maintains inventories of steel and other purchased material.  The Company has been successful in its goal to maintain alternative sources of raw materials and supplies, and therefore, is not dependent on a single source for any particular raw material or supply.



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



     Within the ice beverage group of the Foodservice Equipment segment, there are several manufacturers with whom the Company competes.  The primary competitors include Scotsman Industries

(tradename Scotsman and Crystal Tips), Prospect Heights, Illinois;

Welbilt Company (tradename Ice-O-Matic), New Hyde Park, New York; and

Hoshizaki American, Inc. (tradename Hoshizaki), Peachtree City,

Georgia.  The Company believes that it is the leading, low-cost,

producer of ice machines in North America.   Competitors within the

beverage dispenser/dispensing valves market include IMI Cornelius,

Anoka, Minnesota, and Lancer Corporation, San Antonio, Texas.  The

Company is one of the leading suppliers of fountain equipment and dispensing valves used by soft-drink bottlers.



     The list of competitors for the refrigeration group of the

Foodservice Equipment segment line include Beverage Air, Spartanburg,

South Carolina; The Delfield Company, Mt. Pleasant, Michigan; Traulsen

& Company, Inc., College Point, New York; True Food Service Company,

O'Fallon, Missouri; Masterbilt, New Albany, Mississippi; Nor-Lake

Incorporated, Hudson, Wisconsin; and American Panel, Ocala, Florida.

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

Corporation, Westport Connecticut, and Grove Crane, Shady Grove,

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



     For additional information regarding the company's competition,

see "Manitowoc Business and Product Overview" on pages 6-7 of the 1999

Annual Report, which is incorporated herein by reference.





Employee Relations

------------------------



     The Company employs approximately 3,200 persons, of whom about

660 are salaried.  The number of employees is consistent with the prior year.


     The Company has labor agreements with 17 union locals.  There have been no work stoppages during the three years ended December 31,

1999.



Item 2.        PROPERTIES

          --------------------

Owned

---------



     The Company owns Foodservice Equipment manufacturing facilities located in Manitowoc, Wisconsin; River Falls, Wisconsin; Parsons,

Tennessee; Sellersburg, Indiana; Scotts Hill, Tennessee; and LaMirada,

California.



     Manitowoc Ice, Inc.'s production of ice machines and reach-in coolers are housed in a recently expanded 368,000 square foot facility in Manitowoc, Wisconsin.  The 128,000 square foot addition was completed during 1995 and permitted both ice machines and reach-ins to be manufactured in the same facility.



     The Company owns and operates manufacturing facilities located in

Parsons, Tennessee and River Falls, Wisconsin.  The Parsons and River

Falls facilities have approximately 212,000 and 133,000 square feet of manufacturing and office space, respectively.  In 1998, the Company closed a 40-000 square foot manufacturing facility in Scott Hills,

Tennessee and consolidated the warehousing into its Parsons, Tennessee facility.  The Scotts Hill plant is currently held for sale.




     SerVend International, Inc. has approximately 140,000 square feet of manufacturing and office space located in Sellersburg, Indiana.



     Kyees Aluminum manufacturing and office space consists of

approximately 15,000 square feet located in LaMirada, California.



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



     The Company's shipyard in Sturgeon Bay, Wisconsin, consists of approximately 55 acres of waterfront property.  Four of those acres,

which connect two operating areas of the shipyard, are leased under a long term ground lease.  There is approximately 295,000 square feet of enclosed manufacturing and office space.  Facilities at the shipyard include a 140 foot by 1,158 foot graving dock, the largest on the

Great Lakes.  In addition, there is a 250 foot graving dock, and a 600 foot floating drydock.



     Additional properties consist primarily of a crane sales office and warehouse facility located in Northampton, England.





Geographic Areas

--------------------



     The information required by this item is incorporated by

reference from Note 16 to Consolidated Financial Statements on page 42 of the 1999 Annual Report.



Leased

---------



     The Company leases three manufacturing facilities for the

Foodservice Equipment segment including approximately 90,000 square feet in Selmer, Tennessee; 150,000 square feet in Sparks, Nevada;

5,000 square feet in Portland, Oregon; and approximately 17,000 square feet in LaMirada, California.  The Company also leases office and/or warehouse space in Franklin, Tennessee; Danbury, Connecticut; Roanoke

Virginia; Granby, Connecticut; Lithonia, Georgia; Orlando, Florida;

Irwindale, California; Dallas, Texas; Buena Park, California; Holland,

Ohio; and Lombard, Illinois.  In addition, the Company leases sales offices and warehouse facilities for cranes and related products in

Mokena, Illinois.  Facilities are also leased in Pompano Beach,

Florida for parts manufacturing and crane re-manufacturing.

Furthermore, the Company leases the shipyard facilities at Toledo and

Cleveland, Ohio for the marine segment.  These facilities include waterfront land, buildings, and 800-foot and 550-foot graving docks.







Item 3.        LEGAL PROCEEDINGS

          ---------------------------------



     The information required by this item is incorporated by

reference from Note 13 to Consolidated Financial Statements on page 41 of the 1999 Annual Report.







Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          ------------------------------------------------------------



     No matters were submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended December 31,

1999.







Executive Officers of the Registrant

--------------------------------------------





Each of the following officers of the Company has been elected to a one-year term by the Board of Directors.  The information presented is as of January 31, 2000.





                                  Position With            Principal Position

      Name         Age            The Registrant               Held Since

  -----------     ------       --------------------        ------------------



Terry D. Growcock    54         President & CEO                   1998



Glen E. Tellock      38         Vice President & CFO              1999



Thomas G. Musial     48         Vice President - Human Resources  1995

                                and Administration



Maurice D. Jones     40         Secretary and General Counsel     1999





Terry D. Growcock, 54, president and chief executive officer since

1998.  Previously, president and general manager of Manitowoc Ice,

Inc. (1996); also executive vice president of Manitowoc Equipment

Works (1994).  Prior to joining Manitowoc, Mr. Growcock served in numerous management and executive positions with Siebe plc and United

Technologies.



Glen E. Tellock, 38, vice president and chief financial officer since

1999.  Previously, Mr. Tellock served as vice president of finance and treasurer (1998), corporate controller (1992) and director of accounting (1991).  Prior to joining Manitowoc, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as an audit manager for Ernst & Whinney.



Thomas G. Musial, 48, vice president human resources since 1995.

Previously, manager of human resources (1987) and personnel/industrial relations specialist (1976).



Maurice D. Jones, 40, secretary and general counsel (1999).  Prior to joining Manitowoc, Mr. Jones was a partner in the law firm of David

Kuelthau, S.C., and served as legal counsel for Banta Corporation.







                               PART II

                             -----------





Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

          STOCKHOLDER MATTERS

          ------------------------------------------------------------



The information required by this item is incorporated by reference from "Eleven-Year Financial Summary" "Quarterly Common Stock Price

Range," "Supplemental Quarterly Financial Information (Unaudited),"

and "Investor Information,"  on pages 30-31, 44 and back cover,

respectively, of the 1999 Annual Report.







Item 6.        SELECTED FINANCIAL DATA

------------------------------------------



The information required by this item is incorporated by reference from "Eleven-Year Financial Summary" on pages 30-31 of the 1999 Annual

Report.





Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

          CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------



The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations

and Financial Condition" on pages 24-29 of the 1999 Annual Report.




Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------



The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations

and Financial Condition" on pages 24-29 of the 1999 Annual Report.





Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

------------------------------------------------------------



The financial statements required by this item are incorporated by reference from pages 32-43 of the 1999 Annual Report.  Supplementary financial information is incorporated by reference from "Supplemental

Quarterly Financial Information (Unaudited)" on page 44 of the 1999

Annual Report.





Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

          ACCOUNTING AND FINANCIAL DISCLOSURE

---------------------------------------------------------------



None.







                               PART III

                             ------------




Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

------------------------------------------------------------



The information required by this item is incorporated by reference from the sections of the 2000 Proxy statement captioned "Section 16(a)

Beneficial Ownership Reporting Compliance" and "Election of

Directors".  See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.







Item 11.  EXECUTIVE COMPENSATION

----------------------------------------



The information required by this item is incorporated by reference from  the sections of the 2000 Proxy statement captioned "Compensation of Directors", "Executive Compensation", and "Contingent Employment

Agreements".





Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          AND MANAGEMENT

------------------------------------------------------------



The information required by this item is incorporated by reference from  the section of the 2000 Proxy  statement captioned "Ownership of

Securities".




Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

------------------------------------------------------------



None.







                               PART IV

                             ------------



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

          ON FORM 8-K

------------------------------------------------------------



(a)  Documents filed as part of this Report.



(1)  Financial Statements:



The following Consolidated Financial Statements are filed as part of this report under Item 8, "Financial Statements and Supplementary

Data":





Report of Independent Public Accountants on years ended December 31,

1999, 1998, and 1997 Financial Statements.



Consolidated Statements of Earnings for the years ended December 31,

1999, 1998, and 1997.



Consolidated Balance Sheets as of December 31, 1999 and 1998.



Consolidated Statements of Cash Flows for the years ended December 31,

1999, 1998, and 1997.



Consolidated Statements of Stockholders' Equity and Comprehensive

Income for the years ended December 31, 1999, 1998 and 1997.



Notes to Consolidated Financial Statements.



(2)  Financial Statement Schedules:



   Financial Statement Schedules for the years ended December 31,

   1999, 1998, and 1997.





   Schedule                Description                        Filed Herewith

   ---------              --------------                    -----------------



      II          Valuation and Qualifying Accounts                  X



                  Report of Independent Accountants

                  on years ended December 31, 1999,

                  1998, and 1997 Financial Statement Schedule         X






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













                 REPORT OF INDEPENDENT ACCOUNTANTS ON

                     FINANCIAL STATEMENT SCHEDULE







To the Board of Directors of

The Manitowoc Company, Inc.



Our audits of the consolidated financial statements referred to in our report dated January 25, 2000, except for information on Note 11, for which the date is February 10, 2000, appearing on page 43 in the 1999

Annual Report of The Manitowoc Comapny, Inc. and Subsidiaries (which report and consolidated financial statements are incorproated by reference in this Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of thsi Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





                                   /s/ PricewaterhouseCoopers LLP

January 25, 2000                    ------------------------------

----------------

                                   PRICEWATERHOUSECOOPERS LLP









                                                        THE MANITOWOC COMPANY, INC.

                                                              AND SUBSIDIARIES



                                              SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS



                                           FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999







                                              BALANCE AT        CHARGED TO                          BALANCE AT

                                              BEGINNING         COSTS AND                             END OF

             DESCRIPTION                       OF YEAR           EXPENSES     DEDUCTIONS (1)           YEAR

        ----------------------            ----------------- -----------------------------------------------------




YEAR ENDED DECEMBER 31, 1997:



   Allowance for doubtful accounts          $    976,207        $1,479,633   $    (573,985)        $ 1,881,855



YEAR ENDED DECEMBER 31, 1998:



   Allowance for doubtful accounts           $ 1,881,855       $   481,924    $   (707,839)       $  1,655,940



YEAR ENDED DECEMBER 31, 1999:



   Allowance for doubtful accounts           $ 1,655,940       $ 2,220,924     $(2,073,863)        $ 1,803,001







(1)Deductions represent bad debts written-off, net of recoveries.









                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, the registrant has duly caused this

Report to be signed on its behalf by the undersigned, thereunto duly authorized:



Dated:    March 7, 2000

                              THE MANITOWOC COMPANY, INC.

                              By:  /s/  Terry D. Growcock

                              ----------------------------------------

                              Terry D. Growcock

                              President & Chief Executive Officer



                              By:  /s/  Glen E. Tellock

                              ----------------------------------------

                              Glen E. Tellock

                              Vice President and Chief Financial

                              Officer



     Pursuant to the requirements of the Securities Exchange Act of

1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:



  /s/  Terry D. Growcock                                 March 6, 2000

-----------------------------------------------

Terry D. Growcock, President & CEO, Director



  /s/  Glen E. Tellock                                   March 6, 2000

-----------------------------------------------

Glen E. Tellock, Vice President & CFO



  /s/  Gilbert F. Rankin, Jr.                            March 6, 2000

-----------------------------------------------

Gilbert F. Rankin, Jr., Director



  /s/  George T. McCoy                                   March 6, 2000

-----------------------------------------------

George T. McCoy, Director



  /s/  Guido R. Rahr, Jr.                                March 6, 2000

-----------------------------------------------

Guido R. Rahr, Jr., Director

                                                         March 6, 2000

-----------------------------------------------

James P. McCann, Director

                                                         March 6, 2000

-----------------------------------------------

Dean H. Anderson, Director

                                                         March 6, 2000

-----------------------------------------------

Robert S. Throop, Director

                                                         March 6, 2000

-----------------------------------------------

Robert C. Stift, Director








                     THE MANITOWOC COMPANY, INC.

                      ANNUAL REPORT ON FORM 10-K

                 FOR THE YEAR ENDED DECEMBER 31, 1999

                          INDEX TO EXHIBITS





                                                                                Filed

Exhibit                          Description                                   Herewith

No.
-----    ------------------------------------------------------------------    ---------

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



4.6       Credit Agreement dated as of April 2, 1998, among The

          Manitowoc Company, Inc., as Borrower and Prudential

          Insurance Company (filed as Exhibit 4 to the Company's

          Report on Form 10-Q, dated as of March 31, 1998 and

          incorporated herein by reference).



4.7       Amended and Restated Credit Agreement, dated as of April 6,

          1999 among The Manitowoc Company, Inc., as Borrower, and

          several lenders, NationsBank, N.A., as Agent and Fleet Bank,

          N.A., as Documentation Agent (filed as Exhibit 4 to the

          Company's Report on Form 10-Q, dated as of March 31, 1999,

          and incorporated herein by reference).



10.1(a) **The Manitowoc Company, Inc. Deferred Compensation Plan

          effective August 20, 1993 (the "Deferred Compensation Plan")

          (filed as Exhibit 4.1 to the Company's Registration

          Statement on Form S-8 filed June 23, 1993 (Registration No.

          33-65316) and incorporated herein by reference).



10.1(b) **Amendment to Deferred Compensation Plan adopted by the Board of Directors on February 18, 1997.



10.2 **   The Manitowoc Company, Inc. Management Incentive

          Compensation Plan (Economic Value Added (EVA) Bonus Plan)

          effective July 4, 1993, and as amended February 15, 1999.



10.3 **   Form of Contingent Employment Agreement between the Company and Messrs. Flynn, Keener, Musial, Growcock, Shaw, Schad,

          Tellock, Jones and certain other employees of the Company

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



10.6(a) **Supplemental Retirement Agreement between Robert K. Silva and the Company dated January 2, 1995 (filed as Exhibit 10 to the Company's Report on Form 10-Q for the transition

          period ended December 31, 1994 and incorporated herein by

          reference).



10.6(b) **Restatement to clarify Mr. Silva's  Supplemental Retirement

          Agreement dated March 31, 1997.



10.7(a) * The Manitowoc Company, Inc. 1995 Stock Plan (filed as

          Appendix A to the Company's Proxy Statement dated April 2,

          1996 for its 1996 Annual Meeting of Stockholders and

          incorporated herein by reference).




10.7(b)   The Manitowoc Company, Inc. 1999 Non-Employee Director Stock

          Option Plan (filed as Exhibit 10 to the Company's Report on

          Form 10-Q, dated as of June 30, 1999 and incorporated herein by reference).



11        Statement regarding computation of basic and diluted

          earnings per share (see Note 8 to the 1999 Consolidated

          Financial Statements included herein).                                 X



13        Portions of the 1999 Annual Report to Shareholders of The

          Manitowoc Company, Inc. incorporated by reference into this

          Report on Form 10-K.                                                   X



21        Subsidiaries of The Manitowoc Company, Inc.                            X



23.1      Consent of PricewaterhouseCoopers LLP, the Company's

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