Form 10-Q
period 2000-03-31
MANITOWOC CO INC
filed 2000-05-12
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549





                            FORM 10-Q







[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended     March 31, 2000

                                   --------------



                               OR





[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES

     EXCHANGE ACT OF 1934



For the transition period from               to

                              -------------       ---------------





Commission File Number        1-11978

                              -----------




                   The Manitowoc Company, Inc.

 --------------------------------------------------------------

     (Exact name of registrant as specified in its charter)



               Wisconsin                39-0448110

          ----------------         --------------------

     (State or other jurisdiction of        (I.R.S. Employer

 incorporation or organization)          Identification Number)





           500 So. 16th Street, Manitowoc, Wisconsin    54220

   -----------------------------------------------------------

 (Address of principal executive offices)              (Zip Code)





                         (920) 684-4410

                    ------------------------

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



          Yes   ( X )         No   (   )



     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of April 30, 2000, the most recent practicable date, was 24,705,480.





                 PART I.  FINANCIAL INFORMATION

                 -------------------------------



Item 1.  Financial Statements

----------------------------


                   THE MANITOWOC COMPANY, INC.

               Consolidated Statements of Earnings

       For the Three Months Ended March 31, 2000 and 1999

                           (Unaudited)

    (In thousands, except per-share and average shares data)







                                             March 31, 2000         March 31, 1999

                                            ----------------       --------------




Net Sales                                       $ 201,990           $  184,189

Costs And Expenses:

   Cost of goods sold                             146,273              131,629

   Engineering, selling and

     administrative expenses                       28,974               29,910

                                              -----------            ---------

      Total                                       175,247              161,539





Earnings From Operations                           26,743               22,650



Other Income (Expense):

   Interest expense                                (2,511)              (2,708)

   Interest and dividend income                        67                   72

   Other expense                                     (438)                (290)

                                             ------------            ---------

      Total                                        (2,882)              (2,926)

                                             ------------            ---------

Earnings Before Taxes

   On Income                                       23,861               19,724



Provision For Taxes On Income                       8,948                7,296

                                             ------------            ---------

Net Earnings                                    $  14,913            $  12,428

                                             ------------            ---------





Net Earnings Per Share  -  Basic                  $   .58             $    .48

Net Earnings Per Share  -  Diluted                $   .57             $    .47

Dividends Per Share                               $   .075           $     .075





Average Shares Outstanding - Basic             25,850,072           25,962,372

Average Shares Outstanding - Diluted           25,997,317           26,166,099




See accompanying notes which are an integral part of these statements.




                                                 THE MANITOWOC COMPANY, INC.

                                                 Consolidated Balance Sheets

                                         As of March 31, 2000 and December 31, 1999

                                                         (Unaudited)

                                              (In thousands, except share data)



                                                          -ASSETS-



                                                             March 31, 2000   Dec. 31, 1999

Current Assets:                                           -----------------   -------------


   Cash and cash equivalents                                   $  18,239         $  10,097

   Marketable securities                                           1,953             1,923

   Accounts receivable                                            86,688            62,802

   Inventories                                                    99,623            91,437

   Prepaid expenses and other                                      3,780             2,211

   Future income tax benefits                                     22,528            22,528

                                                               ---------          --------

      Total current assets                                       232,811           190,998



   Intangibles assets-net                                        252,900           232,729

   Other assets                                                   14,110            14,490



   Property, plant and equipment:

     At cost                                                     220,610           214,352

     Less accumulated depreciation                              (124,819)         (122,329)

                                                               ---------         ---------

     Property, plant and equipment-net                            95,791            92,023

                                                               ---------         ---------

      TOTAL                                                   $  595,612         $ 530,240

                                                               ---------         ---------

                                           -LIABILITIES AND STOCKHOLDERS' EQUITY-

Current Liabilities:

   Accounts payable and accrued expenses                      $  147,723        $  141,909

   Current portion of long-term debt                                 750               489

   Short term borrowings                                          99,501            32,300

   Product warranties                                             14,893            14,610

                                                               ---------         ---------

      Total current liabilities                                  262,867           189,308



Non-Current Liabilities:

   Long-term debt, less current portion                           78,951            79,223

   Product warranties                                              4,344             4,366

   Postretirement health benefits obligations                     20,023            19,912

   Other                                                           7,117             5,255

                                                               ---------         ---------

      Total non-current liabilities                              110,435           108,756

                                                               ---------         ---------

Stockholders' Equity:

   Common stock (36,746,482 shares issued

       at both dates)                                                367               367

   Additional paid-in capital                                     31,497            31,476

   Accumulated other comprehensive income                           (998)             (814)

   Retained earnings                                             294,628           281,672

   Treasury stock at cost (11,508,802 and

       10,658,113 shares)                                       (103,184)          (80,525)

                                                               ---------         ---------

      Total stockholders' equity                                 222,310           232,176

                                                               ---------         ---------

      TOTAL                                                   $  595,612        $  530,240

                                                               ---------         ---------

See accompanying notes which are an integral part of these statements.



                               THE MANITOWOC COMPANY, INC.

                          Consolidated Statements of Cash Flows

                    For the Three Months Ended March 31, 2000 and 1999

                                      (In thousands)



                                       (Unaudited)

                                                         March 31, 2000      March 31, 1999

                                                      -----------------      --------------

Cash Flows From Operations:

   Net earnings                                              $   14,913         $  12,428

   Non-cash adjustments to income:

      Depreciation and amortization                               4,425             4,009

      Deferred financing fees                                       169               141

      Loss on sale of fixed assets                                   79               190



Changes in operating assets and liabilities

   excluding effects of business acquisitions:

      Accounts receivable                                       (14,807)          (11,501)

      Inventories                                                (3,170)            1,681

      Other current assets                                         (677)            3,859

      Non-current assets                                            807            (4,419)

      Current liabilities                                          (768)            2,723

      Non-current liabilities                                       141                80

                                                             ----------        ----------

Net cash provided by operations                                   1,112             9,191



Cash Flows From Investing:

   Purchase of temporary investments - net                          (30)              (24)

   Business acquisitions - net                                  (30,694)          (37,662)

   Proceeds from sale of property, plant,

     and equipment                                                   22               538

   Capital expenditures                                          (4,853)           (3,206)

                                                             ----------        ----------

      Net cash used for investing                               (35,555)          (40,354)



Cash Flows From Financing:

   Dividends paid                                                (1,957)           (1,947)

   Treasury stock purchased                                     (22,638)               --

   Proceeds (payments) on long-term borrowings                      (11)           25,278

   Proceeds from short-term borrowings-net                       67,201            11,500

                                                             ----------        ----------

      Net cash provided by financing                             42,595            34,831



Effect of exchange rate changes on cash                             (10)               --

                                                             ----------        ----------

      Net increase in cash

      and cash equivalents                                        8,142             3,668



   Balance at beginning of period                                10,097            10,582

                                                             ----------        ----------

   Balance at end of period                                   $  18,239         $  14,250

                                                             ----------        ----------

Supplemental cash flow information:

   Interest paid                                              $   1,920        $    2,207

   Income taxes paid                                          $   4,022        $    2,252




See accompanying notes which are an integral part of these statements.



                                  THE MANITOWOC COMPANY, INC.

                        Consolidated Statements of Comprehensive Income

                      For the Three Months Ended March 31, 2000 and 1999

                                      (In thousands)



                                       (Unaudited)



                                       March 31, 2000       March 31, 1999

                                    -------------------- -------------------


Net earnings                             $   14,913           $   12,428

Other comprehensive income:

  Foreign currency translation

    adjustments                                (184)                (170)

                                       ------------          -----------


Comprehensive income                     $   14,729            $  12,258

                                       ------------          -----------



See accompanying notes which are an integral part of these statements.








                               THE MANITOWOC COMPANY, INC.

                   Notes to Unaudited Consolidated Financial Statements

               For the Three Months Ended March 31, 2000 and March 31, 1999



                                        (Unaudited)



Note 1.   In the opinion of management, the accompanying unaudited

          condensed consolidated financial statements contain all

          adjustments, representing normal recurring accruals,

          necessary to present fairly the results of operations,

          cash flows and comprehensive income for the three months

          ended March 31, 2000 and 1999 and the financial position

          at March 31, 2000.  The interim results are not

          necessarily indicative of results for a full year and do

          not contain information included in the Company's annual

          consolidated financial statements and notes for the year

          ended December 31, 1999.  The consolidated balance sheet

          as of December 31, 1999 was derived from audited

          financial statements, but does not include all

          disclosures required by generally accepted accounting

          principles.   It is suggested that these financial

          statements be read in conjunction with financial

          statements and the notes thereto included in the

          Company's latest annual report.





Note 2.   The components of inventory at March 31, 2000 and

          December 31, 1999 are summarized as follows (in

          thousands):



                                                        March 31, 2000    Dec. 31, 1999

                                                     -----------------    -------------

Components:

               Raw materials                               $  47,900       $  39,134

               Work-in-process                                30,021          30,218

               Finished goods                                 42,329          42,352

                                                           ---------        --------

               Total inventories at FIFO costs               120,250         111,704



Excess of FIFO costs

               over LIFO value                               (20,627)        (20,267)

                                                           ---------        --------

               Total inventories                           $  99,623       $  91,437

                                                           =========       =========

Inventory is carried at lower of cost or market using the first-in,

first-out (FIFO) method for 58% and 57% of total inventory at March

31, 2000 and December 31, 1999, respectively.  The remainder of the inventory is costed using the lower of the last-in, first-out

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



Recent estimates indicate that the total cost to clean up the Site could be as high as $30 million, however, the ultimate allocation of costs for the Site is not yet final.  Although liability is joint and several, the Company's percentage share of liability is estimated to be 11% of the total cleanup costs.  Prior to December

31, 1996, the Company accrued $3.3 million in connection with this matter.  There were no expenses incurred for the quarters ended

March 31, 2000 and 1999.  Remediation work at the Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining.  The remaining estimated liability for this matter, included in other current and noncurrent

liabilities at March 31, 2000, is $1.1 million.



As of March 31, 2000, 30 product-related lawsuits were pending.  Of these, two occurred between 1985 and 1990 when the Company was completely self-insured.  The remaining lawsuits occurred

subsequent to June 1, 1990, at which time the Company has insurance coverages ranging from a $5.5 million self-insured retention with a

$10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention for Cranes and Marine cases ($100,000 for Foodservice cases) and a $50.0 million limit on the insurer's contribution.





Product liability reserves  included in accounts payable and accrued expenses at March 31, 2000 are $8.3 million; $2.8 million reserved specifically for the 30 cases referenced above, and $5.5 million for incurred but not reported claims.  These reserves were estimated using actuarial methods.  The highest current reserve for a non-insured claim is insignificant, and $0.9 million for an insured claim.  Based on the Company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on

aggregate self-insured and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.


It is reasonably possible that the estimates for environmental remediation and product liability costs may change in the near future based upon new information that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.



The Company is also involved in various other legal actions arising in the normal course of business.  After taking into consideration legal counsel's evaluation of such actions, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the consolidated financial statements of the

Company.



Note 4.   The Company holds assets for sale which include land and

          improvements, buildings, and certain machinery and

          equipment at the "Peninsula facility" located in

          Manitowoc, Wisconsin, and land and building located in

          Scotts Hill, Tennessee.  The current carrying value of

          these assets determined through independent appraisals is

          $3.3 million and is included in other assets on the

          Consolidated Balance Sheet at March 31, 2000.  The

          Company has reserved for the future holding costs, which

          are included in accounts payable and accrued expenses,

          consisting primarily of utilities, security, maintenance,

          property taxes, and insurance.  The Company has also

          recorded reserves for potential environmental liabilities

          on the Peninsula location.  During the quarter ended

          March 31, 2000, $0.2 million was charged against these

          reserves.



Note 5.   On February 17, 1999, the Company's board of directors

          authorized a 3-for-2 stock split of the Company's shares

          in the form of a 50% stock dividend payable April 1, 1999

          to shareholders of record on March 1, 1999.  As a result

          of the stock split 8,652,289 shares were issued.



Note 6.   The following is a reconciliation of the average shares

          outstanding used to compute basic and diluted earnings

          per share.  There is no earnings impact for the assumed

          conversions of the stock options in each of the quarters.


                                                                   Quarter Ended March 31

                                         ---------------------------------------------------------------------------

                                                             2000                                 1999

                                          --------------------------------------------------------------------------

                                                                      Per Share                          Per Share

                                                Shares                  Amount            Shares         Amount

                                               ========                ========           ======         ========


Basic earnings per share                      25,850,072                    $ .58         25,962,372     $ .48

Effect of dilutive securities -

  stock options                                  147,245                                     203,727

Diluted earnings per share                    25,997,317                    $ .57         26,166,099     $ .47



Note 7.   On January 14, 2000, the Company, through a wholly-owned

          subsidiary,  acquired certain assets of Pioneer Holding

          LLC (Pioneer), a manufacturer of hydraulic boom trucks,

          from its parent company Mega Manufacturing.  Pioneer

          produces five models of boom trucks with varying lifting

          capacities sold under the Pioneer Crane brand name.

          Pioneer Cranes feature an innovative X-type outrigger

          system that provides 360-degree stability and 500-degree

          rotation capability without any reduction in lifting

          capacity.



On February 17, 2000 the Company, through a wholly-owned

subsidiary, acquired all of the issued and outstanding shares of

Beverage Equipment Supply Company (BESCO), a leading wholesale distributor of beverage dispensing equipment.  BESCO has been integrated into the Company's Manitowoc Beverage Systems (MBS)

operation.  BESCO serves 14 states primarily in the Midwest, is located in Holland, Ohio, and has a warehouse facility in Lombard,

Illionois.  BESCO represents more than 50 different equipment manufacturers with products ranging from beverage dispensing equipment and systems to draft beer-dispensing systems.



On March 31, 2000 the Company acquired all of the issued and outstanding shares of Multiplex Company, Inc. (Multiplex).

Multiplex is headquartered in St. Louis, Missouri where its

production facility is located and has operations in Franfurt,

Germany and Surrey, England.   Multiplex manufactures soft drink

and beer dispensing equipment as well as water purification systems and supplies leading quick-service restaurants, convenience stores,

and movie theatres.  In addition, Multiplex designs and builds custom applications to meet the needs of customers with

requirements that cannot be met by conventional dispensing

equipment.  Multiplex was integrated into the Company's

Ice/Beverage Group.



On April 7, 2000 the Company, through a wholly-owned subsidiary,

acquired substantially all of the net business assets of Harford

Duracool, LLC (Harford), a leading manufacturer of walk-in

refrigerators and freezers.  Harford  maintains a 67,000-square-

foot manufacturing facility in Aberdeen, Maryland.  The company's primary distribution channels are foodservice equipment dealers and commercial refrigeration distributors.  Harford's products range in size from 200 to 60,000 cubic feet.  Harford also manufactures a line of modular, temperature-controlled structures for additional niche markets.



All of the aforementioned acquisitions have been accounted for using the purchase method of accounting and were financed using funds from the company's existing credit facility.  The total aggregate consideration paid for these acquistions was $59.4 million, which is net of cash acquired of $1.1 million and includes direct acquistion costs of $0.3 million and assumed liabilities of

$8.5 million.  The preliminary estimate of the aggregate excess of cost over the fair values of the net assets acquired for these acquisitions of $34.2 million is being amortized over a weighted average life of 36 years.  The results of these acquisitions'

operations, except for Harford, subsequent to their date of

acquisition are included in the Consolidated Statement of Earnings for the quarter ending March 31, 2000.



Note 8.   The Company determines its segments based upon the

          internal organization that is used by management to make

          operating decisions and assess performance.  Based upon

          this approach, the Company has three reportable segments:

          Foodservice Equipment (Foodservice), Cranes and Related

          Products (Cranes), and Marine Operations (Marine).



Information about reportable segments and a reconciliation of total segment sales and profits to the consolidated totals for the quarters ending March 31, 2000 and 1999 are summarized in Item 2,

"Management's Discussion and Analysis of Financial Condition and

Results of Operations", to this report on Form 10-Q.  As of March

31, 2000 and December 31, 1999, the total assets by segment were as follows (in thousands):




                              March 31, 2000           Dec. 31, 1999

                              ---------------          --------------


Foodservice                         $355,610                $314,982

Cranes                               182,562                 165,974

Marine                                16,582                  10,162

General corporate                     40,858                  39,122

                              --------------           -------------

     Total                          $595,612                $530,240

                              ==============           =============


Item 2.   Management's Discussion and Analysis of Financial

Condition and Results of Operations



Results of Operations for the Quarters Ended March 31, 2000 and

March 31, 1999

--------------------------------------------------------------



Net sales and earnings from operations by business segment for the quarter ended March 31, 2000 and 1999 are shown below (in

thousands):


                                                    March 31, 2000              March 31, 1999

                                                  -----------------           ----------------

NET SALES:

   Foodservice equipment                                  $ 92,929               $   84,289

   Cranes and related products                              96,907                   89,430

   Marine                                                   12,154                   10,470

                                                    --------------            --------------

      Total                                               $201,990                $ 184,189

                                                     =============            ==============



EARNINGS (LOSS) FROM OPERATIONS:

   Foodservice equipment                                 $  12,180              $   11,773

   Cranes and related products                              17,333                  13,277

   Marine                                                    2,377                   2,312

   General corporate expense                                (3,245)                 (2,997)

   Amortization                                            (1,902)                  (1,715)

                                                    -------------           --------------

      Total                                                26,743                   22,650



OTHER INCOME (EXPENSE) - NET                               (2,882)                  (2,926)

                                                    -------------          ---------------

EARNINGS BEFORE TAXES ON INCOME                           $ 23,861                  19,724

                                                    ==============         ===============


Net earnings for the first quarter increased 20% to $14.9 million,

or $.57 per diluted share, from $12.4 million, or $.47 per diluted share, in 1999.  Net sales increased nearly 10% to $202.0 million in the first quarter of 2000, from $184.2 million for the same period in 1999.  Sales and earnings growth were driven by gains in each of the Company's three operating segments.



Foodservice equipment sales were $92.9 million for the quarter, up

10% from the first quarter of 1999, despite an ongoing slowdown in the soft-drink beverage equipment marketplace.  Operating earnings increased only 3.5% even with an additional $1.0 million in

manufacturing costs, most of which are non-recurring, relating to conversions to a mixed-model/demand flow method of manufacturing at

Manitowoc Ice and Diversified Refrigeration and the installation of a new state-of-the-art evaporator assembly and plating operationg at Manitowoc Ice.  Excluding these improvement costs, Foodservice

Equipment operating earnings grew nearly 12%.



First quarter sales for the Crane segment were $96.9 million,

compared to $89.4 million for 1999, an increase of 8%.  Crane segment operating earnings continued to outpace sales.  Operating earnings increased more than 30% over the first quarter of 1999.

Bookings are up over 20% from the fourth quarter of 1999, and the backlog at the end of the first quarter stood at a solid $142.0 million, up from $136 million at December 31, 1999.



Marine segment sales and operating earnings for the first quarter were $12.2 million and $2.4 million, respectively, compared with

$10.5 million and $2.3 million for the same period in 1999.  This represented a sales increase of 16% and an operating earnings

increase of 3%.   The Marine operations are in the final stages of

completing another successful winter repair season.  Sixteen vessels wintered at Sturgeon Bay and 25 vessels were serviced by the operations in Toledo and Cleveland, a total representing nearly two-thirds of the U.S.-flagged Great Lakes fleet.  Compared to previous years, the change in Marine margins is due to the shift in scope and mix of this work.



Traditionally, the first quarter requires the greatest use of the

Company's working capital.  However, as a result of the Company's focus on capital management, cash flow from operations for the second consecutive year was positive in the first quarter, this year reaching $1.1 million.  With the purchase of 854,000 shares of treasury stock, coupled with the acquisitions discussed aboave, the total funded debt increased to $179.2 million during the quarter.

This represents a debt-to-capital ratio of 45% at March 31, 2000.







Financial Condition at March 31, 2000

-----------------------------------------------


The Company's financial condition remains strong.  Cash and

marketable securities of $20.2 million and future cash flows from operations are expected to be adequate to meet the Company's liquidity requirements for the foreseeable future, including payments on long and short-term debt,  and anticipated capital expenditures of between $15-$18  million.



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



These statements involve a number of risks and uncertainties and must be qualified by factors that could cause results to be

materially different from what is presented here.  This includes the following factors for each business segment:  Foodservice

Equipment  -  demographic changes affecting the number of women in the workforce, general population growth, and household income;

serving large restaurant chains as they expand their global

operations; specialty foodservice market growth; and the demand for equipment for small kiosk-type locations.  Cranes and Related

Products  -  market acceptance of innovative products; cyclicality in the construction industry; growth in the world market for heavy cranes; and demand for used equipment in developing countries.

Marine  -  shipping volume fluctuations based on performance of the steel industry; five-year drydocking schedule; and reducing

seasonality through non-marine repair work.



Year 2000 Compliance

-----------------------------

In prior years, the Company executed various initiatives to ensure that its computer systems are capable of processing periods of the

Year 2000 and beyond.  These initiatives were completed prior to the end of 1999.  In addition, the Company had developed various contingency plans to address any unforeseen circumstances that may have arisen.  As a resulst of those planning and implementation efforts, the Company has not experienced any signifiicant system failures or miscalculations as a result of the Year 2000 computer issue and believes it systems successfully responded to the Year

2000 date change.  While no such disruption has developed as of the date of this filing, Year 2000 problems may still surface

throughout calendar year 2000.  The Company will continue to monitor its critical computer applications and those of its

suppliers  and vendors throughout the calendar year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.









Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     ----------------------------------------------------------------





See Item 7A of the Company's Annual Report on Form 10-K for the

year ended December 31, 1999.











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





                                     THE MANITOWOC COMPANY, INC.

                                             (Registrant)







                                       /s/ Terry D. Growcock

                                       ----------------------

                                       Terry D. Growcock

                                       President and

                                       Chief Executive Officer





                                       /s/  Glen E. Tellock

                                       ---------------------

                                       Glen E. Tellock

                                       Vice President and

                                       Chief Financial Officer





                                       /s/  Maurice D. Jones

                                       -----------------------

                                       Maurice D. Jones

                                       General Counsel and

                                       Secretary





May 11, 2000







                    THE MANITOWOC COMPANY, INC.



                           EXHIBIT INDEX



                           TO FORM 10-Q



                    FOR QUARTERLY PERIOD ENDED



                          MARCH 31, 2000




Exhibit                                                      Filed

  No                  Description                           Herewith

-------               -----------                           --------





   27             Financial Data Schedules                     X









*  Pursuant to Item 601(b) (2) of Regulation S-K, the Registrant

agrees to furnish to the Securities and Exchange Commission upon request, a copy of any unfiled exhibits or schedules to such document.



10Q-1st-2000