Form 10-Q
period 2000-06-30
MANITOWOC CO INC
filed 2000-08-10
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549





                              FORM 10Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended     June 30, 2000

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

--------------------------------------------------------------------

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



                     Yes  ( X )     No   (   )



     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of June 30, 2000, the most recent

practicable date, was 24,634,771.



                   PART I.  FINANCIAL INFORMATION

          ------------------------------------------------





Item 1.  Financial Statements

-------------------------------------


                            THE MANITOWOC COMPANY, INC.

                        Consolidated Statements of Earnings

              For the Quarter and Six Months Ended June 30, 2000 and 1999

                                      (Unaudited)

               (In thousands, except per-share and average shares data)



                                        QUARTER ENDED                  YEAR-TO-DATE

                                  -------------------------       ----------------------

                                    June 30,      June 30,          June 30,    June 30,

                                      2000          1999              2000        1999

                                   ----------    ---------         ----------  ---------




Net Sales                           $ 239,287   $ 226,342         $ 441,277     $ 410,532



Costs And Expenses:

   Cost of goods sold                 168,221     160,624           314,494       292,253

   Engineering, selling and

     administrative expenses           30,572      29,298            59,546        59,209

                                      -------   ---------          --------      --------

      Total                           198,793     189,922           374,040       351,462





Earnings From Operations               40,494      36,420            67,237        59,070



Other Income (Expense):

   Interest expense                    (3,938)     (2,736)           (6,449)       (5,444)

   Interest & dividend income             221          17               288           104

   Other expense                         (607)       (386)           (1,045)         (692)

                                      -------    --------          --------      --------

      Total                            (4,324)     (3,105)           (7,206)       (6,032)

                                     --------    --------          --------      --------

Earnings Before Taxes

   On Income                           36,170      33,315            60,031        53,038



Provision For Taxes On Income          13,564      12,329            22,512        19,624

                                     --------    --------          --------      --------

Net Earnings                        $  22,606   $  20,986         $  37,519     $  33,414

                                     --------    --------          --------      --------





Net Earnings Per Share - Basic        $   .91      $   .81          $  1.48      $   1.29

Net Earnings Per Share - Diluted      $   .91      $   .80          $  1.47      $   1.27



Dividends Per Share                   $   .075     $   .075         $   .15      $    .15



Average Shares

   Outstanding - Basic             24,725,648    25,965,034      25,287,860    25,963,711

Average Shares

   Outstanding - Diluted           24,905,159    26,321,060      25,436,958    26,329,040



See accompanying notes which are an integral part of these

statements.


                                  THE MANITOWOC COMPANY, INC.

                                 Consolidated Balance Sheets

                          As of June 30, 2000 and December 31, 1999

                               (In thousands, except share data)



                                                                  -ASSETS-



                                                            June 30,          Dec. 31,

                                                              2000              1999

                                                           ---------        -----------

                                                          (Unaudited)
Current Assets:

   Cash and cash equivalents                                 $ 10,383          $ 10,097

   Marketable securities                                        1,983             1,923

   Accounts receivable                                        102,446            62,802

   Inventories                                                 98,306            91,437

   Prepaid expenses and other                                   2,798             2,211

   Future income tax benefits                                  22,557            22,528

                                                          -----------      ------------

      Total current assets                                    238,473           190,998



Intangible assets - net                                       264,713           232,729



Other assets                                                   14,532            14,490


Property, plant and equipment:

   At cost                                                    232,204           214,352

   Less accumulated depreciation                             (132,755)         (122,329)

                                                          -----------      ------------

   Property, plant and equipment-net                           99,449            92,023

                                                          -----------      ------------

      TOTAL                                                 $ 617,167         $ 530,240

                                                          -----------      ------------



                        -LIABILITIES AND STOCKHOLDERS' EQUITY-



Current Liabilities:

   Accounts payable and accrued expenses                    $ 159,048         $ 141,909

   Current portion of long-term debt                              750               489

   Short-term borrowings                                      108,335            32,300

   Product warranties                                          14,738            14,610

                                                           ----------       -----------

      Total current liabilities                               282,871           189,308



Non-Current Liabilities:

   Long-term debt less current portion                         78,941            79,223

   Post-retirement health benefits obligations                 20,162            19,912

   Other                                                       11,219             9,621

                                                           ----------       -----------

      Total non-current liabilities                         $ 110,322         $ 108,756

                                                           ----------       -----------





Stockholders' Equity:

   Common stock (36,746,482 shares

       issued at both dates)                                      367               367

   Additional paid-in capital                                  31,586            31,476

   Accumulated other comprehensive income (loss)               (1,568)             (814)

   Retained earnings                                          315,421           281,672

   Treasury stock at cost (12,111,711 and

      10,658,113 shares)                                     (121,832)          (80,525)

                                                          -----------       -----------

      Total stockholders' equity                              223,974           232,176

                                                          -----------       -----------

      TOTAL                                                 $ 617,167         $ 530,240

                                                          -----------       -----------





See accompanying notes which are an integral part of these

statements.



                               THE MANITOWOC COMPANY, INC.

                          Consolidated Statements of Cash Flows

                     For the Six Months Ended June 30, 2000 and 1999

                                      (In thousands)



                                       (Unaudited)

                                                      June 30, 2000       June 30, 1999

                                                    -----------------    ----------------
Cash Flows From Operations:

   Net earnings                                           $ 37,519         $  33,414



   Non-cash adjustments to income:

      Depreciation                                           4,947             4,651

      Amortization of goodwill                               3,987             3,588

      Amortization of deferred financing fees                  336               307

      Loss on sale of fixed assets                              46               169



   Changes in operating assets and liabilities

    excluding effects of business acquisitions:

      Accounts receivable                                  (31,084)           (4,503)

      Inventories                                           (1,119)            1,905

      Other current assets                                   1,296             3,797

      Non-current assets                                      (542)           (2,414)

      Current liabilities                                    9,687            20,271

      Non-current liabilities                                  (27)              297

                                                        ----------        ----------

      Net cash provided by operations                       25,046            61,482



Cash Flows From Investing:

   Purchase of temporary investments                           (60)              (57)

   Business acquisitions - net                             (47,411)          (62,655)

   Proceeds from sale of property,

      plant, and equipment                                     110             1,353

   Capital expenditures                                     (8,412)           (5,590)

                                                        ----------        ----------

      Net cash used for investing                          (55,773)          (66,949)



Cash Flows From Financing:

   Dividends paid                                           (3,770)           (3,895)

   Options exercised                                           301                77

   Treasury stock purchases                                (41,498)               --

   Payments on long-term borrowings                            (21)          (13,645)

   Change in revolver borrowings - net                      76,035            23,800

                                                        ----------        ----------

      Net cash provided by financing                        31,047             6,337



Effect of exchange rate changes on cash                        (34)              (13)

                                                        ----------        ----------

Net increase in cash

      and cash equivalents                                     286               857



Cash at beginning of period                                 10,097            10,582

                                                        ----------        ----------

Cash at end of period                                     $ 10,383        $   11,439

                                                        ----------        ----------

Supplemental Cash Flow Information:

   Interest paid                                          $  5,037        $    4,467

   Income taxes paid                                      $ 17,845        $   14,473



See accompanying notes which are an integral part of these

statements.







                                  THE MANITOWOC COMPANY, INC.

                       Consolidated Statements of Comprehensive Income

                    For the Quarter and Six Months Ended June 30, 2000 and 1999

                                       (In thousands)



                                       (Unaudited)



                                       QUARTER ENDED                  YEAR-TO-DATE

                                  -----------------------        ----------------------



                                     June 30,   June 30,         June 30,     June 30,

                                       2000       1999             2000         1999

                                     --------   --------         --------     -------


Net Earnings                        $22,606      $20,986         $37,519      $33,414

Other Comprehensive Income:

  Foreign currency

    translation adjustments            (570)        (118)           (754)        (288)

                                    -------     --------        --------        -----



Comprehensive Income                $22,036      $20,868         $36,765      $33,126

                                    -------      -------         -------      -------





See accompanying notes which are an integral part of these statements.












                    THE MANITOWOC COMPANY, INC.

         Notes to Unaudited Consolidated Financial Statements

           For the Six Months Ended June 30, 2000 and 1999





Note 1.   In the opinion of management, the accompanying unaudited

          condensed consolidated financial statements contain all

          adjustments, representing normal recurring accruals,

          necessary to present fairly the results of operations,

          cash flows and comprehensive income for the quarters and

          six months ended June 30, 2000 and 1999 and the financial

          position at June 30, 2000.  The interim results are not

          necessarily indicative of results for a full year and do

          not contain information included in the company's annual

          consolidated financial statements and notes for the year

          ended December 31, 1999.  The consolidated balance sheet

          as of December 31, 1999 was derived from audited financial statements, but does not include all disclosures required

          by generally accepted accounting principles.  It is

          suggested that these financial statements be read in

          conjunction with the financial statements and the notes

          thereto included in the company's latest annual report.



All dollar amounts are in thousands throughout these notes except where otherwise indicated.



Note 2.  The components of inventory at June 30, 2000 and December

         31, 1999 are summarized as follows:


                                                          June 30,      December 31,

                                                            2000            1999

                                                        -----------    -------------
Components:

               Raw materials                            $ 38,390         $ 39,134

               Work-in-process                            29,885           30,218

               Finished goods                             52,430           42,352

                                                       ---------        ---------

               Total inventories at FIFO costs           120,705          111,704



Excess of FIFO costs

               over LIFO value                           (22,399)         (20,267)

                                                       ---------        ---------

               Total inventories                        $ 98,306         $ 91,437


Inventory is carried at lower of cost or market using the first-in,

first-out (FIFO) method for 51% and 57% of total inventory at June

30, 2000 and December 31, 1999, respectively.  The remainder of the inventory is costed using the last-in, first-out (LIFO) method.



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



2000 and 1999 in connection with this matter were not material.

Remediation work at the Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining.

The remaining estimated liability for this matter, included in other current and noncurrent liabilities at June 30, 2000, is $1.1 million.



As of June 30, 2000, 31 product-related lawsuits (other than lawsuits which were fully insured with no self-insured retention and lawsuits relating to breaking contract) were pending.  All of these alleged accidents occurred during years in which the company had insurance coverages ranging from a $5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and

$50.0 million limit on the insurer's contribution.



Product liability reserves included in accounts payable and accrued expenses at June 30, 2000 are $8.3 million; $2.7 million reserved specifically for the 31 cases referenced above, and $5.6 million for incurred but not reported claims.  These reserves were estimated using actuarial methods. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.



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

          Manitowoc, Wisconsin, and land and building located in

          Scotts Hill, Tennessee.  The current carrying value of

          these assets, determined through independent appraisals,

          is approximately $3.3 million and is included in other

          assets at June 30, 2000.  The company has reserved for the future holding costs, which are included in accounts

          payable and accrued expenses, consisting primarily of

          utilities, security, maintenance, property taxes, and

          insurance.  The company has also recorded reserves for

          potential environmental liabilities on the Peninsula

          location.  For the second quarter and first six months of

          2000, approximately $0.7 million and $0.9 million were

          charged against the reserve, respectively.



Note 5.   On February 17, 1999, the company's board of directors

          authorized a 3-for-2 stock split of the company's shares

          in the form of a 50-percent stock dividend payable on

          April 1, 1999 to shareholders of record on March 1, 1999.

          As a result of the stock split, 8,652,289 shares were

          issued.



In October, 1999, the board of directors authorized the purchase of up to 1.5 million shares of the company's common stock.  In March,

2000, the board of directors increased the number of shares of common stock that the company is authorized to repurchase by 1.0 million shares.  During the first six months of 2000, the company repurchased 1.5 million shares at an aggregate cost of $41.5 million pursuant to this authorization.



Note 6.   The following is a reconciliation of the average shares

          outstanding used to compute basic and diluted earnings per share.








                                      Quarter Ended June 30                    Six Months Ended June 30

                                ---------------------------------        -----------------------------------

                                  2000                    1999                    2000                 1999

                         ----------------------  ---------------------  -----------------------   ----------------------

                                     Per Share               Per Share              Per Share                    Per Share

                           Shares      Amount      Shares      Amount      Shares     Amount        Shares         Amount

                         ---------   ----------  ---------   ----------  ---------- ---------     ---------     -----------


Basic EPS                24,725,648     $.91    25,965,034      $.81     25,287,860     $1.48       25,963,711     $1.29



Effect of Dilutive

  Securities  Stock

    Options                 179,511                356,026                  149,098                    365,329

                        ------------           ------------             ------------                -----------



Diluted EPS              24,905,159    $.91    26,321,060     $.80     25,436,958     $1.47         26,329,040     $1.27






Note 7.   On January 14, 2000, the company, through a wholly-owned

          subsidiary, acquired certain assets of Pioneer Holdings

          LLC (Pioneer), a manufacturer of hydraulic boom trucks,

          from its parent company Mega Manufacturing.  Pioneer

          produces five models of boom trucks with varying lifting

          capacities sold under the Pioneer brand name.  Pioneer

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

Company's Manitowoc Beverage Systems (MBS) operation.  BESCO serves

14 states primarily in the Midwest, is located in Holland, Ohio, and has a warehouse facility in Lombard, Illinois.  BESCO represents more than 50 different equipment manufacturers with products ranging from beverage dispensing equipment and systems to draft beer-

dispensing systems.



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

Duracool, LLC (Harford), a leading manufacturer of walk-in

refrigerators and freezers.  Harford  maintains a 67,000-square-foot manufacturing facility in Aberdeen, Maryland.  The Harford's primary distribution channels are foodservice equipment dealers and

commercial refrigeration distributors.  Harford's products range in size from 200 to 60,000 cubic feet.  Harford also manufactures a line of modular, temperature-controlled structures for other niche markets.




All of the aforementioned acquisitions have been accounted for using the purchase method of accounting and were financed using funds from the company's existing credit facility.  The total aggregate consideration paid for these acquisitions was $56.9 million, which is net of cash acquired of $3.5 million and includes direct

acquisition costs of $0.3 million and assumed liabilities of $9.5 million.  The preliminary estimate of the aggregate excess of cost over the fair values of the net assets acquired for these

acquisitions of $35.6 million is being amortized over a weighted average life of 36 years.  The results of these acquisitions'

operations subsequent to their date of acquisition are included in the Consolidated Statement of Earnings for the quarter and six months ending June 30, 2000.



Note 8.   The company determines its segments based upon the

          internal organization that is used by management to make

          operating decisions and assess performance.  Based upon

          this approach, the company has three reportable segments:

          Foodservice Equipment (Foodservice), Cranes and Related

          Products (Cranes), and Marine Operations (Marine).



Information about reportable segments and a reconciliation of total segment sales and profits to the consolidated totals for the quarters and first six months ending June 30, 2000 and 1999 are summarized in Item 2, "Management's Discussion and Analysis of

Financial Condition and Results of Operations", to this report on

Form 10-Q.  As of June 30, 2000 and December 31, 1999, the total assets by segment were as follows:




                                                 June 30,             Dec. 31,

                                                   2000                 1999

                                               -----------          -----------


Foodservice                                    $ 387,108             $ 314,982

Cranes                                           180,905               165,974

Marine                                            12,124                10,162

General corporate                                 37,030                39,122

                                            ------------          ------------

  Total                                        $ 617,167             $ 530,240








Item 2.   Management's Discussion and Analysis of Financial

Condition and Results of Operations





Results of Operations for the Quarter and Six Months Ended June 30,

2000 and 1999

--------------------------------------------------------------------



Net sales and earnings from operations by business segment for the quarter and first six months ended June 30, 2000 and 1999 are shown below (in thousands):


                                        QUARTER ENDED                  YEAR-TO-DATE

                                  --------------------------     ------------------------

                                      June 30,  June 30,         June 30,     June 30,

                                        2000      1999             2000         1999

                                      -------- ---------        ---------    ---------
NET SALES:

   Foodservice equipment            $ 121,948    $110,561      $ 214,877     $194,851

   Cranes and related products         98,491      98,147        195,398      187,577

   Marine                              18,848      17,634         31,002       28,104

                                   ----------  ----------     ----------   ----------

      Total                         $ 239,287    $226,342      $ 441,277     $410,532



EARNINGS (LOSS) FROM OPERATIONS:

   Foodservice equipment             $ 22,289    $ 21,081      $  34,468     $ 32,853

   Cranes and related products         20,134      17,325         37,466       30,602

   Marine                               2,864       2,880          5,241        5,192

   General corporate expense           (2,708)     (2,998)        (5,951)      (5,989)

   Amortization                        (2,085)     (1,868)        (3,987)      (3,588)

                                   ----------  ----------     ----------   ----------

      Total                            40,494      36,420         67,237       59,070



OTHER INCOME (EXPENSE) -NET            (4,324)     (3,105)        (7,206)      (6,032)

                                    ---------  ----------     ----------   ----------

EARNINGS BEFORE TAXES ON INCOME      $ 36,170    $ 33,315       $ 60,031     $ 53,038




Net earnings for the second quarter of 2000 increased 7.7 percent to

$22.6 million, or $.91 per diluted share, from $21.0 million, or

$.80 per diluted share, for the second quarter of 1999.  Net sales increased 5.7% to $239.3 million in the second quarter of 2000, from

$226.3 million for the same period in 1999.  Sales and earnings growth was driven by gains in the foodservice and crane segments.



For the first six months of 2000, net earnings increased 12.3 percent to $37.5 million, or $1.47 per diluted share, from $33.4 million, or $1.27 per diluted share, for the first six months of

1999.  Net sales increased 7.5% to $441.3 million in the first six months of 2000 from $410.5 million for the same period in 1999.



Foodservice posted considerable gains despite softer demand for equipment serving the beverage industry.  Sales for the Foodservice segment were $122.0 million for the quarter, up 10.3% from the first quarter of 1999.  Excluding sales to the soft-drink market,

Foodservice sales were up 15.6% over the same period last year.

Operating earnings increased 5.7% to $22.3 million, from $21.1 million in 1999.  The Foodservice segment's operating margin of

18.3% compares to 19.1% for the second quarter last year.  The decrease is largely due to the impact of the acquisitions made during the first six months of 2000.  (See Note 7 to the

Consolidated Financial Statements.)  Excluding these acquisitions,

the operating margin would have been 19.9%. For the first six months of 2000 sales and operating earnings increased 10% and 5%,

respectively.



Cranes and related products sales for the second quarter were $98.5 million, up from $98.1 million for the second quarter of 1999.

Operating earnings were $20.1 million, a 16.2% gain over the second quarter of 1999.  The crane segment has continued to grow sales with new product introductions.  During the second quarter, Manitowoc

Cranes introduced the new 275-ton capacity Model 999.  The company has already secured orders for 68 Model 999s, making it the most successful new-product introduction in the company's history.  In addition, higher demand for the medium- and larger-capacity boom trucks was sparked by recent product innovations including a new

124-foot boom option, while the segment has noted some industry-wide softening in demand for lower capacity lift cranes.  For the first six months of 2000, Cranes' sales were $195.4 million, compared to

$187.6 million for the first six months of 1999.  Operating earnings increased 22.4%, to $37.5 million, from $30.6 million for the same period in 1999.  The crane backlog at the end of the second quarter stood at $141 million.



Marine segment sales and operating earnings for the second quarter were $18.8 million and $2.9 million, respectively, compared with

$17.6 million and $2.9 million for the same period in 1999.  The shift in margins is due to the change in scope and mix of project and repair work.  Bookings for marine projects and vessel repairs remain very strong and the company already has several commitments for next winter's lay-up season.  The company has completed several unexpected emergency and casualty repairs during the second quarter and we are nearing completion of a cutterhead dredge for Lake

Michigan Contractors, which is planned to launch at the Sturgeon Bay shipyard in August.  For the first six months of 2000, sales and operating earnings for this segment were $31.0 million and $5.2 million, respectively, compared with $28.1 million and $5.2 million for 1999.



Cash flow from operations for the first six months of 2000 was $25.0 million, which was below last year's level primarily as a result of accounts receivable increases.  Total funded debt increased to

$188.0 million at the end of the quarter, representing a debt-to-

capital ratio of 46% at June 30.  Manitowoc also completed the repurchase of 1.5-million share stock program during the quarter at an average cost of $27.67 per share.



The effective tax rate remains unchanged at 37.5 percent.







Financial Condition at June 30, 2000

---------------------------------------------



The company's financial condition remains strong.  Cash and

marketable securities of $12.4 million and future cash flows from operations are expected to be adequate to meet the Company's liquidity requirements for the foreseeable future, including payments for long-term debt, line of credit, and anticipated capital expenditures of between $15-$18 million.



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

Year 2000 and beyond.  These initiatives were completed prior to the end of 1999.  In addition, the company had developed various contingency plans to address any unforeseen circumstances that may have arisen.  As a result of those planning and implementation efforts, the company has not experienced any significant system failures or miscalculations as a result of the Year 2000 computer issue and believes it systems successfully responded to the Year

2000 date change.  While no such disruption has developed as of the date of this filing, Year 2000 problems may still surface throughout calendar year 2000.  The company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.









Item 3.        Quantitative and Qualitative Disclosure About Market

                Risk

          ----------------------------------------------------------




See Item 7A of the company's Annual Report on Form 10-K for the year ended December 31, 1999.







                   PART II.    OTHER INFORMATION

          ------------------------------------------------





Item 4.        Submission of Matters to a Vote of Security Holders

          ----------------------------------------------------------




At the annual meeting of the company's shareholders on May 2, 2000,

management's nominees named below were elected as directors by the indicated votes cast for each nominee.  Of the 22,744,954 shares of

Common Stock which were represented at the meeting, at least 99.3%

of the shares voting were voted for the election of each of

management's nominees.



Two directors were elected to serve until the Annual Meeting of

Shareholders to be held in the year 2003:



Name of Nominee                         For             Withheld

-----------------------             ------------    ------------



Terry D. Growcock                   22,678,170            66,784

George T. McCoy                     22,593,054           151,900









There were no abstentions or broker non-votes with respect to the election of directors.  In addition to the directors elected at the meeting, the company's continuing directors are Dean H. Anderson,

James P. McCann, Gilbert F. Rankin, Jr., and Robert C. Stift.



On May 15, 2000, Daniel W. Duval was appointed to the company's board of directors to fill the vacancy created by the retirement of one of the directors.



Further information concerning the matters voted upon at the 2000

Annual Meeting of Shareholders is contained in the company's proxy statement dated March 20, 2000 with respect to the 2000 Annual

Meeting.






Item 6.        Exhibits and Reports on Form 8-K

          ------------------------------------------



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





                                     THE MANITOWOC COMPANY, INC.

                                             (Registrant)









                                       /s/   Terry D. Growcock

                                       -----------------------------

                                       Terry D. Growcock

                                       President and

                                       Chief Executive Officer






                                       /s/   Glen E. Tellock

                                       -----------------------------

                                       Glen E. Tellock

                                       V.P. & Chief Financial

                                       Officer









                                       /s/  Maurice D. Jones

                                       -----------------------------

                                       Maurice D. Jones

                                       General Counsel and Secretary





August 9,2000





                    THE MANITOWOC COMPANY, INC.



                           EXHIBIT INDEX



                            TO FORM 10-Q



                     FOR QUARTERLY PERIOD ENDED



                           June 30, 2000








Exhibit                                                      Filed

  No                  Description                           Herewith

-------             ---------------                       ------------







  10              The Manitowoc Company, Inc.

                  Management Incentive Compensation

                  Plan (Economic Value Added (EVA)

                  Bonus Plan), as amended

                  February 14, 2000                            X



  27              Financial Data Schedule                      X