Form 10-Q
period 2000-09-30
MANITOWOC CO INC
filed 2000-11-14
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549





                            FORM 10-Q





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended  September 30, 2000

                                    -------------------------



                              OR



[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE

     ACT OF 1934



     For the transition period from               to

                                    ------------      -----------



     Commission File Number        1-11978

                               ------------




                   The Manitowoc Company, Inc.

 ---------------------------------------------------------------

     (Exact name of registrant as specified in its charter)



                     Wisconsin                                  39-0448110

        ------------------------------------          --------------------------

          (State or other jurisdiction of                    (I.R.S. Employer

           incorporation or organization)                 Identification Number)





       500 South 16th Street, Manitowoc, Wisconsin  54220

-----------------------------------------------------------------

  (Address of principal executive offices)           (Zip Code)





                         (920) 684-4410

-----------------------------------------------------------------

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



                    Yes  ( X )     No   (   )



     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of  September 30, 2000, the most recent practicable date, was 24,641,244.




                                            PART I.  FINANCIAL INFORMATION

                                --------------------------------------------





Item 1.  Financial Statements

-------------------------------------


                                                        THE MANITOWOC COMPANY, INC.

                                                    Consolidated Statements of Earnings

                                     For the Quarter and Nine Months Ended September 30, 2000 and 1999

                                                                (Unaudited)

                                          (In thousands, except per-share and average shares data)





                                                QUARTER ENDED                                     YEAR-TO-DATE

                                 Sept. 30, 2000              Sept. 30, 1999         Sept. 30, 2000             Sept. 30, 1999

                              ------------------            ----------------       ------------------        ------------------


Net Sales                           $ 210,847                   $ 213,898                $ 652,124               $ 624,430



Costs And Expenses:

   Cost of goods sold                 155,190                     151,384                  469,683                 443,637

   Engineering, selling and

     administrative expenses           31,376                      27,883                   90,923                  87,092

                                 ----------------           --------------             ------------           ------------

      Total                           186,566                     179,267                  560,606                 530,729





Earnings From Operations               24,281                     34,631                    91,518                  93,701



Other Income (Expense):

   Interest expense                    (4,000)                    (2,987)                  (10,450)                 (8,431)

   Interest and dividend income            71                         82                       360                     186

   Other expense                         (675)                      (968)                   (1,720)                 (1,660)

                                ---------------               -----------            -------------            -------------

      Total                            (4,604)                    (3,873)                  (11,810)                 (9,905)

                                ---------------               -----------            -------------            -------------

  Earnings Before Taxes

   On Income                           19,677                    30,758                     79,708                  83,796



Provision For Taxes On Income           7,379                    11,380                     29,890                  31,004

                                ---------------               -----------             -------------           --------------

Net Earnings                         $ 12,298                 $  19,378                  $  49,818               $  52,792

                                ---------------               -----------             --------------          --------------



Net Earnings Per
   Share - Basic                       $.50                       $.75                       $1.99                  $2.03

Net Earnings Per
   Share - Diluted                     $.50                       $.74                       $1.98                  $2.01


Dividends Per Share                    $.075                     $.075                       $.225                  $.225





Average Shares Outstanding
   - Basic                         24,638,599               25,982,312                   25,069,860             25,970,719

Average Shares Outstanding
  - Diluted                        24,684,739               26,332,622                   25,154,226             26,329,068





See accompanying notes which are an integral part of these statements.



                                                        THE MANITOWOC COMPANY, INC.

                                                        Consolidated Balance Sheets

                                              As of  September 30, 2000 and December 31, 1999

                                                      (In thousands, except share data)



                                         - ASSETS -

                                                            Sept. 30, 2000           Dec. 31, 1999

                                                       --------------------        -----------------

                                                           (Unaudited)

Current Assets:
   Cash and cash equivalents                                 $ 13,286                     $ 10,097

   Marketable securities                                        2,017                        1,923

   Accounts receivable                                         77,029                       62,802

   Inventories                                                 97,909                       91,437

   Prepaid expenses and other                                   2,694                        2,211

   Future income tax benefits                                  22,557                       22,528

                                                        -------------                 -------------


      Total current assets                                    215,492                      190,998



Intangible Assets - Net                                       265,315                      232,729



Other Assets                                                   15,314                       14,490



Property, Plant and Equipment:

   At cost                                                    224,256                      214,352

   Less accumulated depreciation                             (128,677)                    (122,329)

                                                        -------------                -------------

   Property, plant and equipment-net                           95,579                       92,023

                                                        -------------                -------------

      TOTAL                                                  $591,700                     $530,240

                                                        -------------                -------------



                                                   -LIABILITIES AND STOCKHOLDERS' EQUITY-



Current Liabilities:

   Accounts payable and accrued expenses                     $162,807                    $141,909

   Current portion of long-term debt                              750                         489

   Short-term borrowings                                       70,617                      32,300

   Product warranties                                          13,612                      14,610

                                                        -------------               -------------

      Total current liabilities                               247,786                     189,308



Non-Current Liabilities:

   Long-term debt, less current portion                        78,930                      79,223

   Post-retirement health benefits obligations                 20,262                      19,912

   Other                                                       10,710                       9,621

                                                        -------------               -------------

      Total non-current liabilities                           109,902                     108,756

                                                        -------------               -------------

Stockholders' Equity:

   Common stock (36,746,482 shares
      issued at both dates)                                       367                         367

   Additional paid-in capital                                  31,630                      31,476

   Accumulated other comprehensive
      income (loss)                                            (2,044)                       (814)

   Retained earnings                                          325,872                     281,672

   Treasury stock at cost  (12,105,238 and
      10,658,113 shares, respectively)                       (121,813)                    (80,525)

                                                        -------------               -------------

      Total stockholders' equity                              234,012                     232,176

                                                        -------------               -------------

      TOTAL                                                  $591,700                    $530,240

                                                        -------------               -------------

See accompanying notes which are an integral part of these statements.



                               THE MANITOWOC COMPANY, INC.

                          Consolidated Statements of Cash Flows

                  For the Nine Months Ended September 30, 2000 and 1999

                                                               (In thousands)



                                                                (Unaudited)

                                                      Sept. 30, 2000      Sept. 30, 1999

                                                   ------------------- -------------------

Cash Flows From Operations:
   Net earnings                                           $ 49,818          $ 52,792



   Non-cash adjustments to earnings:

      Depreciation                                           7,360             6,973

      Amortization of goodwill                               6,074             5,482

      Amortization of deferred financing fees                  504               472

      Deferred income taxes                                      -             1,020

      Loss on sale of fixed assets                             227               591





   Changes in operating assets and liabilities,

     excluding effects of business acquisitions:

      Accounts receivable                                   (5,846)            3,547

      Inventories                                             (841)            7,052

      Other current assets                                   1,608             3,255

      Non-current assets                                    (1,393)           (4,103)

      Current liabilities                                   11,930            17,216

      Non-current liabilities                                   (3)             (841)

                                                      ------------      ------------

      Net cash provided by operations                       69,438            93,456



Cash Flows From Investing:

   Purchase of temporary investments                           (94)              (81)

   Business acquisitions - net                             (50,599)          (62,104)

   Proceeds from sale of property, plant, and equipment      3,420             5,217

   Capital expenditures                                    (10,446)           (8,192)

                                                      ------------      ------------

      Net cash used for investing                          (57,719)          (65,160)



Cash Flows From Financing:

   Dividends paid                                           (5,618)           (5,844)

   Options exercised                                           363                61

   Treasury stock purchases                                (41,498)               --

   Payments on long-term borrowings                            (32)          (10,508)

   Change in revolver borrowings - net                      38,317           (12,200)

                                                      ------------      ------------

      Net cash used for financing                           (8,468)          (28,491)



Effect of Exchange Rate Changes on Cash                        (62)                -

                                                      ------------      ------------

      Net increase (decrease) in cash
         and cash equivalents                                3,189              (195)



   Cash and cash equivalents, beginning
        of period                                           10,097            10,582

                                                      ------------      ------------

   Cash and cash equivalents, end of period               $ 13,286         $  10,387

                                                      ------------      ------------

Supplemental cash flow information:

   Interest paid                                         $   8,748         $   7,507

   Income taxes paid                                      $ 30,511          $ 30,316



See accompanying notes which are an integral part of these statements.







                                                        THE MANITOWOC COMPANY, INC.

                                              Consolidated Statements of Comprehensive Income

                                     For the Quarter and Nine Months Ended September 30, 2000 and 1999

                                                               (In thousands)

                                                                (Unaudited)





                                      QUARTER ENDED                   YEAR-TO-DATE

                               Sept. 30, 2000  Sept. 30, 1999   Sept. 30, 2000  Sept. 30, 1999

                              ----------------------------------------------------------------


Net Earnings                      $12,298          $19,378           $49,818         $52,792

Other Comprehensive Income:

  Foreign currency

    translation adjustments          (476)             240            (1,230)            (48)

                                ---------        ---------         ---------      ----------



Comprehensive Income              $11,822          $19,618           $48,588         $52,744

                               ----------       ----------        ----------       ----------





See accompanying notes which are an integral part of these statements.












                   THE MANITOWOC COMPANY, INC.

           Notes to Consolidated Financial Statements

      For the Nine Months Ended September 30, 2000 and 1999



Note 1.   In the opinion of management, the accompanying

          unaudited condensed consolidated financial statements

          contain all adjustments, including normal recurring

          accruals, necessary to present fairly the results of

          operations, cash flows, and comprehensive income for

          the quarters and nine months ended September 30, 2000

          and 1999, and the financial position at September 30,

          2000.  The interim results are not necessarily

          indicative of results for a full year and do not

          contain information included in the company's annual

          consolidated financial statements and notes for the

          year ended December 31, 1999.   The consolidated

          balance sheet as of December 31, 1999 was derived from

          audited financial statements, but does not include all

          disclosures required by generally accepted accounting

          principles.  It is suggested that these financial

          statements are read in conjunction with the financial

          statements and the notes thereto included in the

          company's latest annual report.



All dollar amounts are in thousands throughout these notes except where otherwise indicated.





Note 2.   The components of inventory at September 30, 2000 and

          December 31, 1999 are summarized as follows:


                                                     Sept. 30, 2000    Dec. 31, 1999

                                                   -----------------   --------------

Components:
               Raw materials                             $38,713          $39,134

               Work-in-process                            31,512           30,218

               Finished goods                             49,888           42,352

                                                    ------------     ------------

               Total inventories at FIFO costs           120,113          111,704



Excess of FIFO costs

               over LIFO value                           (22,204)         (20,267)

                                                   -------------     ------------

               Total inventories                         $97,909          $91,437

                                                    ------------      -----------


Inventory is carried at lower of cost or market using the first-

in, first-out (FIFO) method for 50% and 57% of total inventory at

September 30, 2000 and December 31, 1999, respectively.  The remainder of the inventory is costed using the last-in, first-out

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

Prior to December 31, 1996, the company accrued  $3.3 million in connection with this matter.  The expenses incurred during the third quarter and nine months ended September 30, 2000 and 1999 in connection with this matter were not material.  Remediation work at the Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining.  The company's remaining estimated liability for this matter, which is included in other current and noncurrent liabilities at September

30, 2000, is $0.9 million.







As of September 30, 2000, 34 product-related lawsuits (other than lawsuits which were fully insured with no self-insured retention)

were pending.  All of these alleged accidents occurred during years in which the company had insurance coverages ranging from a

$5.5 million self-insured retention with a $10.0 million limit on the insurer's contribution in 1990, to the current $1.0 million self-insured retention and $50.0 million limit on the insurer's contribution.



Product liability reserves included in accounts payable and

accrued expenses at September 30, 2000 are $8.5 million; $3.1 million reserved specifically for the 34 cases referenced above,

and $5.4 million is reserved for incurred but not reported

claims.  These reserves were estimated using actuarial methods.

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





Note 4.   The company holds assets for sale which include land and improvements,

          buildings, and certain machinery and equipment at the "Peninsula facility" located in Manitowoc, Wisconsin, and land and building located in Scotts Hill, Tennessee.  The current carrying value of these assets, determined through independent

          appraisals, is approximately $2.9 million and is

          included in other assets at September 30, 2000.  The

          company has recorded reserves for potential

          environmental liabilities at the Peninsula facility,

          which are included in accounts payable and accrued

          expenses at September 30, 2000.  The environmental

          remediation of this facility is substantially complete

          at September 30, 2000.  For the first nine months of

          2000, approximately $0.9 million of incurred costs were

          charged against this reserve.  No costs were incurred

          in the third quarter of 2000.





Note 5.   In October, 1999, the board of directors authorized the

          purchase of up to 1.5 million shares of the company's

          common stock.  In March, 2000, the board of directors

          increased the number of shares of common stock that the

          company is authorized to repurchase by 1.0 million

          shares.  During the first nine months of 2000, the

          company purchased 1.5 million shares at an aggregate

          cost of $41.5 million pursuant to this authorization.













Note 6.   The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.



                            Quarter Ended September 30    Nine Months Ended September 30

   -----------------------------------------------------------------------------------------------------



                                 2000               1999                  2000                   1999

                         ------------------  ------------------    -------------------  ----------------------

                                 Per Share            Per Share              Per Share               Per Share

                         Shares    Amount     Shares    Amount      Shares    Amount      Shares      Amount

                         ------------------  ------------------    -------------------  ----------------------


Basic EPS               24,638,599   $.50    25,982,312   $.75    25,069,860   $1.99    25,970,719   $2.03

Effect of Dilutive

   Securities- Stock

     Options                46,140             350,310                84,366               358,349

                     -------------        -------------        -------------            ----------

Diluted EPS             24,684,739   $.50   26,332,622    $.74    25,154,226   $1.98    26,329,068   $2.01

                     -------------        -------------        -------------            -----------


Note 7.   On January 14, 2000, the company, through a wholly-

          owned subsidiary, acquired certain assets of Pioneer

          Holdings LLC (Pioneer), a manufacturer of hydraulic

          boom trucks, from its parent company Mega

          Manufacturing.  Pioneer produces five models of boom

          trucks with varying lifting capacities sold under the

          Pioneer brand name.  Pioneer Cranes feature an

          innovative X-type outrigger system that provides 360-

          degree stability and 500-degree rotation capability

          without any reduction in lifting capacity.


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

Multiplex is headquartered in St. Louis, Missouri where its

production facility is located and has operations in Frankfurt,

Germany and Glasgow, UK.   Multiplex manufactures soft drink and

beer dispensing equipment as well as water purification systems and supplies leading quick-service restaurants, convenience

stores, and movie theatres.  In addition, Multiplex designs and builds custom applications to meet the needs of customers with requirements that cannot be met by conventional dispensing

equipment.  Multiplex was integrated into the Company's

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



On July 27, 2000, the company acquired the remaining 31.3 percent of Hangzhou Manitowoc Wanhua Refrigeration Co., its Chinese joint venture, from the company's partner, Hangzhou Household Appliance

Industrial Corporation.  Manitowoc Hangzhou Refrigeration

manufactures the "QM" series ice machines for Manitowoc and the

Chinese market.  In addition, the operation serves Southeast Asia and exports product to the Middle East, Europe, and North

America.



On October 20, 2000, the company, announced that it had signed an agreement to purchase all of the issued and outstanding shares of

MMC Acquisition Company, the parent of Marinette Marine

Corporation.  Marinette Marine, located in Marinette, Wisconsin,

operates one of the largest shipyards on the U.S. Great Lakes.

Marinette will be acquired for approximately $48.0 million as part of an all-cash transaction, with the final price subject to certain closing balance sheet adjustments.  The transaction is expected to close in the fourth quarter pending regulatory

approval.





Marinette, a privately held corporation, is currently under

contract to build six ocean-going buoy tenders for the United

States Coast Guard, as well as two 269-foot APL barracks barges for the U.S. Navy.  Marinette Marine presently employs

approximately 800 people and features complete in-house

capabilities for all shipbuilding disciplines.



All of the aforementioned acquisitions have been or will be

accounted for using the purchase method of accounting and were financed using funds from the company's existing credit facility.

The total aggregate consideration paid for these acquisitions

(excluding Marinette Marine, which is expected to close in the fourth quarter) was $59.5 million, which is net of cash acquired of $3.5 million and includes direct acquisition costs of $1.1 million and assumed liabilities of $8.9 million.  The preliminary estimate of the aggregate goodwill associated with the completed acquisitions is $38.7 million and is being amortized over a

weighted average life of 36 years.  The results of the operations for the acquired businesses subsequent to their date of

acquisition are included in the Consolidated Statement of

Earnings for the quarter and nine months ending September 30,

2000.



Note 8.   The company determines its segments based upon the

          internal organization that is used by management to

          make operating decisions and assess performance.  Based

          upon this approach, the company has three reportable

          segments: Foodservice Equipment (Foodservice), Cranes

          and Related Products (Cranes), and Marine Operations

          (Marine).



Information about reportable segments and a reconciliation of total segment sales and profits to the consolidated totals for the three quarters and first nine months ending September 30,

2000 and 1999 are summarized in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations",

to this report on Form 10-Q.  As of September 30, 2000 and

December 31, 1999, the total assets by segment were as follows:




                                              Sept. 30, 2000       Dec. 31, 1999

                                             ----------------     ---------------


Foodservice                                     $367,653              $314,982

Cranes                                           174,261               165,974

Marine                                             7,503                10,162

General corporate                                 42,283                39,122

                                             -----------           -----------

  Total                                         $591,700              $530,240

                                             -----------           -----------




Item 2.   Management's Discussion and Analysis of Financial

Condition and Results of Operations






Results of Operations for the Quarter and Nine Months Ended

September 30, 2000 and 1999.

-----------------------------------------------------------------


Net sales and earnings from operations by business segment for the quarter and nine months ended September 30, 2000 and 1999 are shown below (in thousands):


                                       QUARTER ENDED                 YEAR-TO-DATE

                                  Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,
                                    2000          1999           2000          1999
                                 ---------------------------------------------------------------

NET SALES:
   Foodservice products              $115,778    $104,677       $330,654     $299,528

   Cranes and related products         83,506      95,485        278,905      283,062

   Marine                              11,563      13,736         42,565       41,840

                                ------------- -----------  --------------  ----------

      Total                          $210,847    $213,898       $652,124     $624,430

                                ------------- -----------  --------------  ----------





EARNINGS (LOSS) FROM OPERATIONS:

   Foodservice products              $ 15,746    $ 20,088       $ 50,215    $  52,941

   Cranes and related products         12,847      17,967         50,314       48,569

   Marine                                 809       1,134          6,050        6,326

   General corporate expense           (3,034)     (2,664)        (8,987)      (8,653)

   Amortization                        (2,087)     (1,894)        (6,074)      (5,482)

                                ------------- -----------   ------------ ------------

      Total                            24,281      34,631         91,518       93,701


OTHER INCOME (EXPENSE) -NET            (4,604)     (3,873)       (11,810)      (9,905)

                                 ------------  ----------   ------------ ------------

EARNINGS BEFORE TAXES ON INCOME       $19,677     $30,758        $79,708      $83,796

                                 ------------  ----------   ------------ ------------



Net earnings for the third quarter of 2000 decreased 36.5 percent to $12.3 million, or $0.50 per diluted share, from $19.4 million,

or $0.74 per diluted share, for the third quarter of 1999.  Net sales decreased 1.4 percent to $210.8 million in the third

quarter of 2000 compared with $213.9 million for the same period in 1999.



For the first nine months of 2000, net earnings decreased 5.6 percent to $49.8 million, or $1.98 per diluted share, compared with $52.8 million, or $2.01 per diluted share, for the first nine months of 1999.  Net sales increased 4.4 percent to $652.1 million in the nine month period of 2000 from $624.4 million for the same period in 1999.



Overall foodservice segment sales grew 10.6 percent in the third quarter to $115.8 million from $104.7 million a year ago.  This growth is the result of our acquisitions completed earlier this year.  Operating earnings were $15.7 million in the third quarter of 2000, compared with $20.1 million during the third quarter of

1999.  The earnings decrease is primarily related to the

Ice/Beverage Group.  An unusually cool summer in several parts of the United States, along with higher interest rates, impacted our ice machine business during the months of July and August, which are typically the largest volume months.  Our beverage operations continued to experience softness in demand for beverage equipment products, although the difference compared to last year was less severe than prior quarters.  Looking forward, the company

believes these markets are returning to more normal levels.



Manitowoc's crane segment posted sales in the third quarter of

2000 of $83.5 million, compared with $95.5 million a year ago.

While this reduction is related to the crawler crane business,

the majority of this weakness is due to a sharp fall-off in the sales of its 80- and 100-ton capacity cranes.  Demand for these cranes slowed considerably during the third quarter due primarily to rising interest rates, which caused small contractors to rent rather than purchase this equipment.  The decrease in year-over-

year third-quarter operating earnings from $18.0 million in 1999 to $12.8 million in 2000 was primarily related to the reduction in sales volumes.



Reflecting the impact of higher interest rates on volume, total crane segment backlog stood at $111 million at the end of the quarter.  The company's newest heavy-lift crane - the Model 999 -

continues to receive wide acceptance from contractors and crane-

rental firms around the world.  A number of trends are

contributing to this demand in the heavy-lift segment, including a high degree of construction activity throughout all sectors of the energy industry.  Internationally, construction and energy-

related markets in Europe, the Middle East, and Asia are

improving and should provide the company with additional

opportunities over the longer term.


The marine segment posted sales of $11.6 million for the third quarter of 2000, compared with $13.7 million a year ago, with operating earnings of $0.8 million, compared with $1.1 million for the third quarter last year.  The sales and corresponding earnings decrease from last year is due to a reduction in project revenues.  Higher fuel costs and interest rates affected the operating costs of U.S. and Canadian fleets, prompting ship

owners to postpone potential projects.



Cash flow from operations for the first nine months of 2000 was

$69.4 million, which was below last year's level primarily as a result of accounts receivable increases, inventory increases, and accounts payable decreases.  Total funded debt is $150.3 million at the end of the third quarter 2000, representing a debt-to-

capital ratio of 39 percent at September 30, 2000, as compared to

33 percent at December 31, 1999.



The effective tax rate remains unchanged at 37.5 percent.



Financial Condition at September 30, 2000

----------------------------------------------------



The company's financial condition remains strong.  Cash and

marketable securities of  $15.3 million and future cash flows from operations are expected to be adequate to meet the company's liquidity requirements for the foreseeable future, including payments for long-term debt, line-of-credit and anticipated

capital expenditures of between $15-$18 million for the year

2000.



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

-  demographic changes, general population growth, and household income; serving large restaurant chains as they expand their global operations; specialty foodservice market growth; and the demand for equipment for small kiosk-type locations.  Cranes and

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




                  PART II.    OTHER INFORMATION

        ------------------------------------------------



Item 4.        Submission of Matters to a Vote of Security

               Holders

          -------------------------------------------------------




On May 2, 2000, Guido R. Rahr retired from the company's board of directors.



On September 30, 2000, George T. McCoy retired from the company's board of directors.



On October 17, 2000, James L. Packard was appointed to the

company's board of directors to fill the vacancy created by the retirement of one of the directors.









Item 5.        Exhibits and Reports on Form 8-K

          -------------------------------------------



(a)Exhibits:   See exhibit index following the signatures on this

   Report, which is incorporated

   herein by reference.




(b)Reports on Form 8-K:    During the third quarter ended

   September 30, 2000, a report on Form 8-K dated as of

   September 19, 2000 was filed stating that its net sales for the third quarter will be in the range of approximately $205 million to $215 million compared with the $213.9 million

   reported for the same period last year.  Diluted earnings per share for the third quarter are expected to be in the range of $.47 to $.52 compared with the year ago quarter of $.74.






                                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     THE MANITOWOC COMPANY, INC.


                                             (Registrant)





                                       /s/  Terry D. Growcock

                                       --------------------------


                                       Terry D. Growcock

                                       President and

                                       Chief Executive Officer







                                       /s/  Glen E. Tellock

                                       --------------------------


                                       Glen E. Tellock

                                       Senior Vice President and

                                       Chief Financial Officer







                                       /s/  Maurice D. Jones

                                       --------------------------


                                       Maurice D. Jones

                                       General Counsel &

                                       Secretary



November 14, 2000




                   THE MANITOWOC COMPANY, INC.



                          EXHIBIT INDEX



                          TO FORM 10-Q



                   FOR QUARTERLY PERIOD ENDED



                       September 30, 2000





Exhibit                                                              Filed

 No                           Description                           Herewith

----------  --------------------------------------------           ----------




 27            Financial Data Schedule                                   X