Form 10-K
period 2000-12-31
MANITOWOC CO INC
filed 2001-03-30
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington D.C.  20549





                             FORM 10-K





[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 2000



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

--------------------------------------------------------------

(State or other jurisdiction of           (I.R.S. Employer

 incorporation or organization)        Identification Number)





  500 South 16th Street, Manitowoc, Wisconsin     54221-0066

--------------------------------------------------------------

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



     The Aggregate Market Value on February 21, 2001, of the

registrant's Common Stock held by non-affiliates of the

registrant was $704,959,684 based on the closing per share

price of $28.60 on that date.





     The number of shares outstanding of the registrant's

Common Stock as of February 21, 2001 the record date for

determining shareholders entitled to vote at the Annual

Meeting as well as the most recent practicable date, were

24,648,940.





DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------




     Portions of registrant's Annual Report to Shareholders

for the year ended December 31, 2000 (the "2000 Annual

Report"), are incorporated by reference into Parts I and II of this report.  Portions of the registrant's Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders,

dated May 1, 2001 (the "2001 Proxy Statement"), are

incorporated by reference in Part III of this report.



     See Index to Exhibits.



                            PART I

                         -----------

Item 1.     Business

          ------------




GENERAL

---------------



The Manitowoc Company, Inc. is a Wisconsin corporation which was founded in 1902.  Its principal office is located at 500

South 16th Street, Manitowoc, Wisconsin, 54221-0066.  The

Manitowoc Company, Inc. (referred to as the "Company" or

"Manitowoc") is a leading manufacturer of engineered capital goods and support services for selected market segments which today include Foodservice Equipment, Cranes and Related

Products, and Marine.  The Company is principally engaged in:

1) the design and manufacture of commercial ice machines,

ice/beverage dispensers and refrigeration products for the

foodservice, lodging, convenience store, healthcare and the

soft-drink bottling and dispensing industries; 2) the design and manufacture of cranes and related products which are used by the energy, petroleum, chemical, construction, mining and other industries; and 3) ship-repair, conversion, and new

construction services for commercial and military vessels.











FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

--------------------------------------------------------------


For information relating to the Company's lines of business

and industry segments, see "Management's Discussion and

Analysis of Results of Operations and Financial Condition,"

"Eleven-Year Financial Summary," and Notes 1-15 to

Consolidated Financial Statements on pages 26-31, 32-33, and

38-46, respectively, of the 2000 Annual Report, which are

incorporated herein by reference.





PRODUCTS AND SERVICES

----------------------------------------



Foodservice Equipment

------------------------------



The Foodservice segment consists of eleven business units that design, manufacture and market commercial ice-cube machines

and storage bins, ice/beverage dispensers, walk-in

refrigerators and freezers, reach-in refrigerators and

freezers, refrigerated undercounter and food prep tables,

private label residential refrigerators/freezers, post-mix

beverage dispensing valves, cast aluminum cold plates, long

draw beer dispensing systems, compressor racks, modular

refrigeration systems, and backroom beverage equipment

distribution services.  Products are sold under the following brand names; Manitowoc, Kolpak, McCall, Harford, Koolaire,

SerVend, Flomatic, Multiplex, MBS and RDI.



Manitowoc Ice, Inc. is the largest company within the

Foodservice segment.  Manitowoc Ice machines are manufactured in a modern, fully-equipped facility located in Manitowoc,

Wisconsin.  Internationally, Manitowoc Ice has manufacturing facilities in China and Italy along with established

distribution centers in France, Scotland, and the MERCURSOR

trade region.  The Manitowoc Ice product line consists of 22 models of commercial ice-cube machines offering daily output capacities from 45 pounds (21 kgs.) to 2,000 (908 kgs.) pounds and feature a patented self-cleaning capability.  The ice

machines are complemented by storage bins, with capacities

from 150 to 950 pounds, and optional accessories such as water filters and ice baggers.  All units feature patented

technology with environmentally friendly HFC refrigerants.



During 2000, Manitowoc Ice, Inc. launched its first ice

flaker, the Series 800 IB-ice machine, and expanded its

product line for the patented "QuietQube" ice-cube machines,

which feature CVD (cool vapor defrost) technology, operate

heat-free and are 75% quieter than non-CVD units.  These new

"QuiteQube" machines are ideally suited for new restaurants,

which often feature more open designs, and for use with the

self-service beverage systems increasingly found in quick

service restaurants and convenience stores. Manitowoc Ice also continues to benefit from its Q-Series ice machines. These

models set an industry standard for aesthetic design and

incorporate plastic and stainless steel components for added durability and corrosion resistance.



The company is also a significant competitor in the market for commercial walk-in and reach-in refrigerators and freezers.

Kolpak, McCall, and Diversified Refrigeration, Inc., acquired in 1995, focus on commercial refrigeration products such as

walk-in and reach-in refrigerators/freezers, several types of food preparation equipment, and private label residential

refrigerators and freezers.



SerVend International, acquired in 1997, offers ice/beverage dispensers and post-mix dispensing valves for quick-service

restaurants, convenience stores, and the soft drink industry.

In 2000, SerVend broadened its market by introducing a line of counter-electric beverage dispensers.



On February 17, 2000, the company acquired Beverage Equipment

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



On March 31, 2000, the company acquired Multiplex Company,

Inc. (Multiplex).  Multiplex is headquartered in St. Louis,

Missouri where its production facility is located and has

operations in Frankfurt, Germany and Glasgow, U.K.   Multiplex

manufactures soft drink and beer dispensing equipment as well as water purification systems and supplies leading quick-

service restaurants, convenience stores, and movie theatres.

In addition, Multiplex designs and builds custom applications to meet the needs of customers with requirements that cannot be met by conventional dispensing equipment.



On April 7, 2000, the company acquired Harford Duracool, LLC

(Harford), a leading manufacturer of walk-in refrigerators and freezers.  Harford maintains a manufacturing facility in

Aberdeen, Maryland.  Harford's primary distribution channels are foodservice equipment dealers and commercial refrigeration distributors.  Harford's products range in size from 200 to

60,000 cubic feet.  Harford also manufactures a line of

modular, temperature-controlled structures for other niche

markets.





On July 27, 2000, the Company acquired the remaining 31.3

percent of Hangzhou Manitowoc Wanhua Refrigeration Co., its

Chinese joint venture, from the company's partner, Hangzhou

Household Appliance Industrial Corporation.  Manitowoc

Hangzhou Refrigeration manufactures the "QM" series ice

machines for Manitowoc and the Chinese market.  The QM series produces a lower capacity of ice per day.  It was developed to meet the needs of customers in overseas markets that do not

require the high daily outputs of the standard ice making

models.  In addition, the operation serves Southeast Asia and exports product to the Middle East, Europe, and North America.



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



On January 11, 1999, the Company completed its acquisition of

Purchasing Support Group (PSG), renamed Manitowoc Beverage

Sytems (MBS).  MBS is a systems

integrator, with nationwide distribution of backroom equipment and support system components. It serves the beverage needs of restaurants, convenience stores and other outlets. MBS

operates in the Northeast and Atlantic Coast regions, as well as in portions of Arizona, California, Florida, Georgia,

Nevada, and Texas. This acquisition has improved the

distribution of Manitowoc's beverage dispensing equipment and opened new markets.



The Foodservice Equipment business segment sales are made from the Company's inventory and sold worldwide through independent wholesale distributors, chain accounts, and government

agencies.  The distribution network now extends to 80

distributors in 70 countries within Western Europe, the Far

East, the Middle East, the Near East, Latin America, North

America, the Caribbean, and Africa.  In 2000, the addition of

Multiplex has enabled the Company to increase sales of ice and refrigerated foodservice equipment in Europe.



Since sales are made from the Company's inventory, orders are generally filled within 24 to 48 hours. The backlog for

unfilled orders for Foodservice Equipment at December 31, 2000 and 1999 was not significant.





Cranes and Related Products

-------------------------------------



The Crane segment consists of four business units that design and manufacture a diversified line of crawler- and truck-

mounted lattice-boom cranes, hydraulically powered telescopic boom trucks, rough-terrain forklifts, and material handling

equipment, which are sold under the "Manitowoc" brand name for use by the energy, petroleum, chemical, construction, mining,

and other industries. Many of the Company's customers purchase one crane together with several options to permit use of the crane in various lifting applications and other operations.

Various crane models combined with available options have

lifting capacities ranging from approximately 10 to 1,400 U.S.

tons and excavating capacities ranging from 3 to 15 cubic

yards. The Company also specializes in crane rebuilding and

remanufacturing services, aftermarket replacement parts for

cranes and excavators and industrial repair and rebuilding

services for metal forming, scrapyard and recycling equipment,

which are sold under the "Femco" name.



In 2000, Manitowoc Cranes introduced the Model 999 lattice-

boom crane, which meets the international three-meter shipping standard.  Its lifting capacity is 275 tons and can be

transported on any major highway in Europe or North America.

The 999 was the most popular new crane introduction in the

company's history as more than 80 units were sold in the first seven months on the market.



During 2000, Manitowoc Cranes continued to benefit from the

Model 21000, a 1,000-ton capacity crawler crane that features the "Octa-trac" crawler system - four sets of dual crawlers

minimizing ground bearing pressure and simplifying

transportation.  In addition to delivering exceptional lifting capacity, the 21000 also provides superior high-reach

capability and can be trucked to a job site, assembled and

ready to work in just 20 hours.  Also during 2000, Manitowoc

Cranes continued to expanded its product line by introducing two MAX-ER attachments that enhance the lifting capacity of

the Model 2250 and 21000.



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



Following the acquisition of Pioneer, the Company rebranded

and rationalized the three boom truck product lines, Manitex,

USTC, and Pioneer under the Manitowoc brand name.  Manitowoc now offers 48 different models of boom trucks, on four

different platforms.


Femco Machine Co., acquired in 1994, is a manufacturer of

parts for cranes, draglines, and other heavy equipment.  Femco is located in Punxsutawney, Pennsylvania and Pompano Beach,

Florida.



Manitowoc Re-Manufacturing, located in Bauxite, Arkansas,

along with Femco, form the Aftermarket Group.

These companies rebuild and remanufacture used cranes,

including both Manitowoc and non-Manitowoc units, for owners who want to add value to their existing cranes.  The companies also produce replacement parts for cranes and excavators and perform industrial repair and rebuilding services for metal

forming scrapyard and recycling equipment.  Femco's existing

South Florida operation is ideally positioned to serve the

large Latin American market where used the utilization of used cranes is very prevalent.



The Company's cranes and related products are sold throughout

North America and foreign countries by independent

distributors, and by Company-owned sales subsidiaries located in Mokena, Illinois and Northampton, England.  Distributors

generally do not carry inventories of new cranes, except for the smaller truck cranes.  Most distributors maintain service facilities and inventories of replacement parts.  Company-

employed service representatives usually assist customers in the initial set-up of new cranes.


The Company does not generally provide financing for either

its independent distributors or their customers; however,

dealers frequently assist customers in arranging financing and may accept used cranes as partial payment on the sale of new cranes.



See Note 14 to Consolidated Financial Statements on page 45 of the 2000 Annual Report with respect to export sales, which is incorporated herein by reference.  Such sales are usually made to the Company's foreign subsidiaries or independent

distributors, in addition to sales made to domestic customers for foreign delivery.  Foreign sales are made on letter-of-

credit or similar terms.



The year-end backlog of crane products includes orders, which have been placed on a production schedule, and those orders,

which the Company has accepted and which are expected to be

shipped and billed during the next year.  The backlog of

unfilled orders for cranes and related products at December

31, 2000 approximated $93.4 million, as compared with $136.0 million a year earlier. The decrease is primarily due to

reduced lead times and increased operations throughput as the

Company has implemented flexible manufacturing processes and improved efficiencies.  As a result, order rates are a better indicator of business strength than traditional backlog

numbers.





Marine

---------



The Marine segment consists of four business units made up of

Bay Shipbuilding Co., Toledo Shiprepair Co., Cleveland

Shiprepair Co., and Marinette Marine Corporation.  These

facilities dry-dock and service commercial vessels of all

sizes, including 1,000-foot super carriers, the largest

vessels sailing the Great Lakes, and construct commercial,

military and research vessels.  The Marine segment's

capabilities include planned and emergency maintenance, vessel inspections, five-year surveys, construction, conversions,

repowering, and retrofitting plus repair service for hulls,

turbines, boilers, propulsion systems and automated

cargo/ballasting systems.  To reduce seasonality, the Marine

Group performs non-marine industrial repair during the summer months.



On November 20, 2000, the Company purchased all of the issued and outstanding shares of MMC Acquisition Co., the parent

of Marinette Marine Corporation.  Marinette Marine, located in

Marinette, Wisconsin, operates one of the largest shipyards on the U.S. Great Lakes.  Marinette features complete in-house

capabilities for all shipbuilding disciplines and is currently under contract to build a series of ocean-going buoy tenders for the United States Coast Guard.  The combination of

Marinette Marine with Manitowoc Marine Group creates the

largest and most-comprehensive shipbuilding and ship-repair

organization on the U.S. Great Lakes.



During 2000, the S/R New York (formerly named the Seneca),

built by Bay Shipbuilding, was brought into service.  This 504 foot ocean-going tank barge, built for ExxonMobil, includes a twin-hull and a 140,000-barrel capacity.  The barge will haul grade A refined petroleum products, including gasoline, jet

fuel, and distillates, to major metropolitan markets along the

Eastern Seaboard and Hudson River.



A 5,000-cubic-meter hopper dredge is being built for Great

Lakes Dredge & Dock, with anticipated delivery in the fall of

2001.  This highly automated and self-propelled ship will

incorporate bottom dump doors, an innovation allowing rapid

unloading of dredged material.  Designed to operate at service speeds of 14 knots, the vessel can dredge at depths to 90

feet.



The year-end backlog for the Marine segment includes repair

and maintenance work presently scheduled which will be

completed in the next year.  At December 31, 2000, the backlog for the Marine segment approximated $33.4 million, compared to

$39.3 million one year ago.  The project backlog for Marinette

Marine at December 31, 2000 was $166.7 million to be completed over the next several years.  Marinette's backlog does not

include options for additional vessels, yet to awarded.





Subsequent Event

-----------------------



On March 4, 2001, Manitowoc submitted a binding offer to

acquire the Potain cranes subsidiary of Groupe Legris

Industries SA.  Completion of the transaction is contingent

upon certain events, including receipt of applicable

regulatory approvals, completion of the notification and

consultation process with the applicable works' council (labor union) and final acceptance of the offer by the seller.  The transaction is currently expected to be finalized by the end of the second quarter of 2001.



Potain, headquartered in Lyon France, is a world leader in the design, manufacture and supply of tower cranes for the

building and construction industry.  Manitowoc believes that

Potain's share of the global tower crane market is

approximately 30%.  Assuming the acquisition is completed,

Potain would be operated as part of Manitowoc's crane segment and would create one of the world's leading producers of

lattice-boom crawler cranes, tower cranes, and boom trucks.

The acquisition would combine the systems, technology, and

applications expertise of these two industry leaders.  In

addition, the acquisition would extend Manitowoc's crane-

manufacturing operations to a third continent while enhancing the market penetration and distribution capabilities of both organizations.





Raw Materials and Supplies

------------------------------------



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

---------------------------------------



The Company owns a number of United States and foreign patents pertaining to its crane and foodservice products, and has

presently pending applications for patents in the United

States and foreign countries.  In addition, the Company has

various registered and unregistered trademarks and licenses,

which are of material importance to the Company's business.

While the Company believes its ownership of this intellectual property is adequately protected in customary fashions under applicable law, no single patent, trademark or license is

critical to the Company's overall business.





Seasonality

--------------



Typically, the second quarter represents the Company's best

quarter in all of the business segments. In the Foodservice

Equipment segment, since the summer brings warmer weather,

there is an increase in the use of ice machines.  As a result,

distributors build inventories during the second quarter for the increased demand.  In the Cranes and Related Products

segment, summer also represents the main construction season.

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

----------------



All of the Company's products are sold in highly competitive markets.  Competition is at all levels, including price,

service and product performance.



Within the Foodservice Equipment segment, there are several

manufacturers with whom the Company competes.  The primary

competitors for ice machine and beverage dispensing equipment include Scotsman Industries (tradename Scotsman and Crystal

Tips), Prospect Heights, Illinois; Welbilt Company (tradename

Ice-O-Matic), New Hyde Park, New York; and Hoshizaki America,

Inc. (tradename Hoshizaki), Peachtree City, Georgia.  The

Company believes that it is the leading, low-cost, high

quality producer of ice machines in North America. Competitors within the beverage dispenser/dispensing valves market include

IMI Cornelius, Anoka, Minnesota, and Lancer Corporation, San

Antonio, Texas.  The Company is one of the leading suppliers of fountain equipment and dispensing valves used by soft-drink bottlers.  The primary competitors for refrigeration products include Beverage Air, Spartanburg, South Carolina; The

Delfield Company, Mt. Pleasant, Michigan; Traulsen & Company,

Inc., College Point, New York; True Food Service Company,

O'Fallon, Missouri; Master-Bilt, New Albany, Mississippi; Nor-

Lake Incorporated, Hudson, Wisconsin; and American Panel,

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

Kobe Steel, Ltd., Tokyo, Japan; Mannesmann Demag Baumaschinen,

Zweibrucken, West Germany; Liebherr-Werk Ehingen GMBH,

Ehingen, West Germany; Hitachi Construction Machinery Co.,

Ltd., Tokyo, Japan; and Terex Corporation, Westport,

Connecticut.  Within the market the Company serves, Manitowoc is the world leader in lifting capacities over 125 tons, and represents over half of the United States lattice boom crawler crane market.



The competitors within the boom truck crane market include

Terex Corporation, Westport, Connecticut, and Grove Crane,

Shady Grove, Pennsylvania.  The Company believes that its

current output of boom truck cranes ranks second among its

competitors.



In the ship repair operation, the Company is one of two

operational shipyards on the Great Lakes capable of dry-

docking and servicing 1,000 foot Great Lakes bulk carriers;

the other is Erie Marine Enterprises, Erie, Pennsylvania.

There are two other shipyards on the Great Lakes, Fraser

Shipyards, Inc., Superior, Wisconsin, and H. Hansen

Industries, Toledo, Ohio, with whom the Company competes for dry-docking and servicing smaller Great Lakes vessels.  The

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



Within the Marine segment, there are several manufacturers

with whom Marinette Marine competes.  The primary competitors include Alabama Shipbuilding and Dry-dock, Mobile, Alabama;

Atlantic Marine, Jacksonville, Florida;  Bender Ship Building,

Mobile, Alabama; Bollinger ShipBuilding, Lockport, Louisiana;

Halter Marine, Moss Point, Mississippi; and Swiftships,

Morgan, Louisiana.



For additional information regarding the company's

competition, see "Manitowoc at a Glance" on pages 6-7 of the

2000 Annual Report, which is incorporated herein by reference.





Employee Relations

--------------------------



The Company employs approximately 4,405 persons, of which

approximately 820 are salaried employees.  The number of

employees is consistent with the prior year.  The Company has labor agreements with 19 union locals.  There have been no

work stoppages during the three years ended December 31, 2000.




Item 2.        PROPERTIES OWNED

----------------------------------




The following table outlines the principal facilities we own or lease:


                                                                                 APPROXIMATE

                               FACILITY                                               SQUARE

ENTITY                         LOCATION                 TYPE OF FACILITY             FOOTAGE      OWNED/LEASED

---------------------------  ---------------------   ----------------------     ---------------   -------------

Cranes and Related Products
---------------------------

Corporate Office Building     Manitowoc, Wisconsin     Manufacturing/Office           600,000          Leased
  and Peninsula Property

Manitowoc Cranes, Inc.        Manitowoc, Wisconsin     Manufacturing/Office           280,000           Owned

Manitowoc Boom Trucks, Inc.   Georgetown, Texas        Manufacturing/Office           190,000           Owned

Manitowoc Boom Trucks, Inc.   York, Pennsylvania       Manufacturing/Office           110,000           Owned

Femco Machine Company, Inc.   Punxsutawney,            Manufacturing/Office            71,000            Owned
                                 Pennsylvania

Femco Machine Company, Inc.   Pompano Beach, Florida   Manufacturing/Office            23,000           Leased

Manitowoc Remanufacturing,    Bauxite, Arkansas        Manufacturing/Office            22,000            Owned
   Inc.



Foodservice Equipment
---------------------

Manitowoc Ice, Inc.           Manitowoc, Wisconsin     Manufacturing/Office           376,000           Owned

Multiplex Company, Inc.       St. Louis, Missouri      Manufacturing/Office           150,000           Owned

SerVend International, Inc.   Sellersburg, Indiana     Manufacturing/Office           140,000           Owned

Kolpak                        Parsons, Tennessee       Manufacturing/Office           135,000           Owned

Kolpak                        River Falls, Wisconsin   Manufacturing/Office           133,000           Owned

Diversified Refrigeration,    Selmer, Tennessee        Manufacturing/Office           100,000           Owned
   Inc.

McCall                        Parsons, Tennessee       Manufacturing/Office            79,000            Owned

Manitowoc (Hangzhou)          Hangzhou, China          Manufacturing/Office            80,000            Owned
  Refrigeration Co., Ltd.

Harford Duracool, Inc.        Aberdeen, Maryland       Manufacturing/Office            68,000            Owned

Kyees Aluminum                LaMirada, California     Manufacturing/Office            42,000            Owned

Kolpak Refrigeration          Scott Hills,             Manufacturing/Office            40,000            Owned
                                Tennessee(1)

Flomatic International, Inc.  Portland, Oregon         Manufacturing/Office            22,000           Leased

Multiplex GMBH                Frankfurt, Germany       Manufacturing/Office            15,000           Leased



Marine
------

Marinette Marine Corporation  Marinette, Wisconsin     Shipyard                       415,000           Owned

Bay Shipbuilding Company      Sturgeon Bay, Wisconsin  Shipyard                       295,000           Owned

Toledo Shiprepair Company     Toledo, Ohio             Shipyard                       125,000          Leased

Cleveland Shiprepair Company  Cleveland, Ohio          Manufacturing/Office            10,000           Leased

----------------------------------------

(1)  This property is not currently in use and is being held for sale.

-----------------------

In addition, we lease sales office and warehouse space in

Mokena, Illinois; Franklin, Tennessee; Danbury, Connecticut;

Roanoke, Virginia; Granby, Connecticut; Lithuania, Georgia;

Orlando, Florida; Irwindale, California; Dallas, Texas; Buena

Park, California; Holland, Ohio; Sparks, Nevada; and Lombard,

Illinois.  We also own a sales office and warehouse facility in Northampton, England, and we lease sales offices in

Beijing, China; Glasgow, United Kingdom and Seoul, South

Korea.  We lease additional manufacturing and office space in

Milan, Italy.





Geographic Areas

------------------------



The information required by this item is incorporated by

reference from Note 14 to Consolidated Financial Statements on page 45 of the 2000 Annual Report.









Item 3.        LEGAL PROCEEDINGS

----------------------------------



The information required by this item is incorporated by

reference from Note 11 to Consolidated Financial Statements on pages 43-44 of the 2000 Annual Report.






Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY

               HOLDERS

----------------------------------------------------------



No matters were submitted to security holders for a vote

during the fourth quarter of the Company's fiscal year ended

December 31, 2000.



















Executive Officers of the Registrant

-----------------------------------------------



Each of the following officers of the Company has been elected to a one-year term by the Board of Directors.  The information presented is as of January 31, 2001.


                                  Position With                                    Principal Position

      Name         Age            The Registrant                                       Held Since

  -----------     ------       --------------------                                ------------------
Terry D. Growcock    55         President & CEO                                           1998



Glen E. Tellock      39         Senior Vice President & CFO                               1999



Thomas G. Musial     49         Senior Vice President - Human Resources                   1995

                                and Administration



Maurice D. Jones     41         General Counsel and Secretary                             1999


Timothy J. Kraus     47         Vice-President                                            2000


Robert A. Giebel     41         Vice-President                                            2000


Thomas J. Byrne      63         Vice-President                                            2000


------------------------------

Terry D. Growcock, 55, president and chief executive officer since 1998.  Previously, president and general manager of

Manitowoc Ice, Inc. (1996); also executive vice president of

Manitowoc Equipment Works (1994).  Prior to joining Manitowoc,

Mr. Growcock served in numerous management and executive

positions with Siebe plc and United Technologies.



Glen E. Tellock, 39, senior vice president, treasurer and

chief financial officer since 1999.  Previously, Mr. Tellock served as vice president of finance and treasurer (1998),

corporate controller (1992) and director of accounting (1991).

Prior to joining Manitowoc, Mr. Tellock served as financial

planning manager with the Denver Post Corporation, and as an audit manager for Ernst & Whinney.



Thomas G. Musial, 49, senior vice president human resources

since 1995.  Previously, manager of human resources (1987) and personnel/industrial relations specialist (1976).



Maurice D. Jones, 41, secretary and general counsel (1999).

Prior to joining Manitowoc, Mr. Jones was a partner in the law firm of David Kuelthau, S.C., and served as legal counsel for

Banta Corporation.



Timothy J. Kraus,47, vice president since 2000.  Also president and general manager of Manitowoc's Foodservice Group.

Previously, general manager of Manitowoc's Ice/Beverage

Group (1999), executive vice president and general manager

of Manitowoc Ice (1998), vice president of sales and marketing

(1995), and national sales manager (1989).  Prior to joining

Manitowoc, Mr. Kraus was president of Universal Nolin.


Robert A. Giebel, Jr., 41, vice president since 2000.  Also

president and general manager of Manitowoc's Crane Group.  Prior to joining Manitowoc, Mr. Giebel served as vice president and general manager of P&H MinePro Services and as president and chief executive officer of Unit Rig, a division of Terex Corporation.


Thomas J. Byrne, 63, vice president since 2000.  Also president and general manager of Manitowoc's Marine Group.  Previously, vice president of business development (1998).  Prior to joining Manitowoc, Mr. Byrne served as vice president and general manager for the Robershaw division of Siebe Automotive N.A., as vice president of operations for Hamilton

Industries, plus senior management positions with Stanley Works and White Consolidated Industries.








                           PART II

                         -----------







Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND

                 RELATED STOCKHOLDER MATTERS

---------------------------------------------------------



The information required by this item is incorporated by

reference from "Eleven-Year Financial Summary" "Quarterly

Common Stock Price Range", "Supplemental Quarterly Financial

Information (unaudited)," and "Investor Information,"  on

pages 32-33, 47, and 52, respectively, of the 2000 Annual

Report.




Item 6.        SELECTED FINANCIAL DATA

----------------------------------------

The information required by this item is incorporated by

reference from "Eleven-Year Financial Summary" on pages 32-33 of the 2000 Annual Report.





Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------



The information required by this item is incorporated by

reference from "Management's Discussion and Analysis of

Results of Operations and Financial Condition" on pages 26-31 of the 2000 Annual Report.





Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

             MARKET RISK

----------------------------------------------------------



The information required by this item is incorporated by

reference from "Management's Discussion and Analysis of




Results of Operations and Financial Condition" on pages 26-31 of the 2000 Annual Report.





Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

----------------------------------------------------------



The financial statements required by this item are

incorporated by reference from pages 32-46 of the 2000 Annual

Report.  Supplementary financial information is incorporated by reference from "Supplemental Quarterly Financial

Information (Unaudited)" on page 47 of the 2000 Annual Report.





Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

             ON ACCOUNTING AND FINANCIAL DISCLOSURE

-------------------------------------------------------------



None.







                           PART III

                         ------------





Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

------------------------------------------------------------



The information required by this item is incorporated by

reference from the sections of the 2001 Proxy Statement

captioned "Section 16(a) Beneficial Ownership Reporting

Compliance" and "Election of Directors."  See also "Executive

Officers of the Registrant" in Part I hereof, which is

incorporated herein by reference.







Item 11.  EXECUTIVE COMPENSATION

---------------------------------

The information required by this item is incorporated by

reference from the sections of the 2001 Proxy Statement

captioned "Compensation of Directors," "Executive

Compensation," and "Contingent Employment Agreements."





Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          AND MANAGEMENT

----------------------------------------------------------





The information required by this item is incorporated by

reference from the section of the 2001 Proxy Statement

captioned "Ownership of Securities."





Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

---------------------------------------------------------



None.





                           PART IV

                         ------------



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K

-------------------------------------------------------



(a)  Documents filed as part of this Report.



(1)  Financial Statements:



The following Consolidated Financial Statements are filed as part of this report under Item 8, "Financial Statements and

Supplementary Data:"




Report of Independent Public Accountants on years ended

December 31, 2000, 1999, and 1998 Financial Statements.



Consolidated Statements of Earnings for the years ended

December 31, 2000, 1999, and 1998.



Consolidated Balance Sheets as of December 31, 2000 and 1999.



Consolidated Statements of Cash Flows for the years ended

December 31, 2000, 1999, and 1998.



Consolidated Statements of Stockholders' Equity and

Comprehensive Income for the years ended December 31, 2000,

1999 and 1998.



Notes to Consolidated Financial Statements.



(2)  Financial Statement Schedules:



   Financial Statement Schedules for the years ended December

   31, 2000, 1999, and 1998.





   Schedule              Description                       Filed Herewith

   -----------          --------------                     ---------------


        II        Valuation and Qualifying Accounts                X



                  Report of Independent Accountants

                  on years ended December 31, 2000,

                  1999, and 1998 Financial Statement Schedule      X







All other financial statement schedules not listed have been omitted since the required information is included in the

consolidated financial statements or the notes thereto, or is not applicable or required under rules of Regulation S-X.



(b)   Reports on Form 8-K:



          Press Release dated Sept. 18, 2000, regarding the

Company's third-quarter expectations (Exhibit No. 20).

     Press Release dated November 20, 2000, regarding the

completion of the purchase of MMC Acquisition Co. (Marinette

Marine) (Exhibit No. 20).



(c) Exhibits:


      See Index to Exhibits immediately following the

signature page of this report, which is incorporated herein by reference.





             REPORT OF INDEPENDENT ACCOUNTANTS ON

                 FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of

The Manitowoc Company, Inc. and Subsidiaries



Our audits of the consolidated financial statements referred to in our report dated January 26, 2001, except for

information in Note 15, for which the date is March 4, 2001,

appearing on page 46 in the 2000 Annual Report of The

Manitowoc Company, Inc. and Subsidiaries (which report and

consolidated financial statements are incorporated by

reference in this Form 10-K) also included an audit of the

financial statement schedule listed in Item 14(a)(2) of this

Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related

consolidated financial statements.





/S/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

January 26, 2001






                                              THE MANITOWOC COMPANY, INC.

                                                   AND SUBSIDIARIES



                                  SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS



                                FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000







                                              BALANCE AT        CHARGED TO                          BALANCE AT

                                              BEGINNING         COSTS AND                             END OF

             DESCRIPTION                       OF YEAR           EXPENSES     DEDUCTIONS (1)           YEAR

        ----------------------            ----------------- ---------------  ----------------   ----------------


YEAR ENDED DECEMBER 31, 1998:



   Allowance for doubtful accounts           $ 1,881,855       $   481,924    $   (707,839)       $  1,655,940



YEAR ENDED DECEMBER 31, 1999:



   Allowance for doubtful accounts           $ 1,655,940       $ 2,220,924     $(2,073,863)        $ 1,803,001



YEAR ENDED DECEMBER 31, 2000:



   Allowance for doubtful accounts           $ 1,803,001        $2,119,982   $    (886,273)        $ 3,036,710




(1)Deductions represent bad debts written-off, net of recoveries.






                          SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of

the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the

undersigned, thereunto duly authorized:



Dated:    March 29, 2001

                              THE MANITOWOC COMPANY, INC.

                              By:  /s/  Terry D. Growcock

                              ------------------------------

                              Terry D. Growcock

                              President & Chief Executive

                                Officer



                              By:  /s/  Glen E. Tellock

                              --------------------------------

                              Glen E. Tellock

                              Senior Vice President, Treasurer

                                 and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of

1934, this Report has been signed below by the following

persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the

dates indicated:



  /s/  Terry D. Growcock                             March 29, 2001

---------------------------

Terry D. Growcock, President & CEO, Director



  /s/  Glen E. Tellock                               March 29, 2001

---------------------------

Glen E. Tellock, Senior Vice President, Treasurer & CFO



  /s/  Gilbert F. Rankin, Jr.                        March 29, 2001

---------------------------

Gilbert F. Rankin, Jr., Director



                                                     March 29, 2001

---------------------------

James P. McCann, Director



                                                     March 29, 2001

---------------------------

Dean H. Anderson, Director



                                                     March 29, 2001

---------------------------

Robert S. Throop, Director



                                                     March 29, 2001

---------------------------

Robert C. Stift, Director



                                                     March 29, 2001

---------------------------

James L. Packard, Director



                                                     March 29, 2001

---------------------------

Daniel W. Duval, Director



                                                     March 29, 2001

---------------------------

Virgis W. Colbert, Director











                 THE MANITOWOC COMPANY, INC.

                  ANNUAL REPORT ON FORM 10-K

             FOR THE YEAR ENDED DECEMBER 31, 2000

                      INDEX TO EXHIBITS





                                                                       Filed
Exhibit
No.                         Description                              Herewith





3.1       Amended and Restated Articles of Incorporation, as

          amended on November 5, 1984 (filed as Exhibit 3(a)

          to the Company's Annual Report on Form 10-K for the

          fiscal year ended June 29, 1985 and incorporated

          herein by reference).



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

          incorporated herein by reference).



10.1(b)** Amendment to Deferred Compensation Plan adopted by the Board of Directors on February 18, 1997.



10.2 **   The Manitowoc Company, Inc. Management Incentive

          Compensation Plan (Economic Value Added (EVA) Bonus

          Plan) effective July 4, 1993, as amended February

          15, 1999.



10.3(a)** Form of Contingent Employment Agreement between the Company and the following executive officers of the Company:

          Terry D. Growcock, Maurice D. Jones, Thomas G. Musial and Glen E.

          Tellock (filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

          and incorporated herein by reference).


10.3(b)** Form of Contingent Employment Agreement between the Company and the following executive officers of the Company and certain other employees of the company:

          Thomas J. Bryne, Robert A. Giebel, Jr. and Timothy J. Kraus.

          (filed as Exhibit 10(b) to the Company's Annual Report

          on Form 10-K for the fiscal year ended December 31, 2000

          and incorporated herein by reference).



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



10.6(b)** Restatement to clarify Mr. Silva's  Supplemental Retirement

          Agreement dated March 31, 1997.


10.6(c) **Supplemental Retirement Agreement between

          and Terry D. Growcock, Glen E. Tellock, Tom G. Musial and

          Timothy J. Kraus and the Company dated May 2000

          (filed as Exhibit 10(c) to the Company's Annual Report on

          Form 10-K dated December 31, 2000 and incorporated herein

          by reference).



10.7(a) * The Manitowoc Company, Inc. 1995 Stock Plan (filed as Appendix A to the Company's Proxy Statement dated

          April 2, 1996 for its 1996 Annual Meeting of

          Stockholders and incorporated herein by reference).



10.7(b)   The Manitowoc Company, Inc. 1999 Non-Employee                       X

          Director Stock Option Plan as amended February

          2000 (filed as Exhibit 10(d) to the Company's

          Report on Form 10-K, dated as of December

          31, 2000 and incorporated herein by reference).



11        Statement regarding computation of basic and diluted

          earnings per share (see Note 7 to the 2000

          Consolidated Financial Statements included herein).                 X



13        Portions of the 2000 Annual Report to Shareholders

          of The Manitowoc Company, Inc. incorporated by

          reference into this Report on Form 10-K.                            X



20(a)     Press Release dated Sept. 18, 2000, regarding the

          company's third-quarter expectations.                               X


20 (b)    Press Release dated November 20, 2000, regarding the

          completion of the purchase Marinette Marine Corporation.            X





21        Subsidiaries of The Manitowoc Company, Inc.                         X



23.1      Consent of PricewaterhouseCoopers LLP, the Company's

          Independent Accountants.                                            X




*     Pursuant to Item 601(b)(2) of Regulation S-K, the

Registrant agrees to furnish to the Securities and Exchange

Commission upon request a copy of any unfiled exhibits or

schedules to such document.



**    Management contracts and executive compensation plans

and arrangements required to be filed as exhibits pursuant to

Item 14(c) of Form 10-K.



10k-2000