Form 10-Q
period 2001-03-31
MANITOWOC CO INC
filed 2001-05-15
CIK 61986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 1-11978

THE MANITOWOC COMPANY, INC.

(Exact name of registrant as specified in its charter)

Wisconsin 39-0448110

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification Number)

500 So. 16th Street, Manitowoc, Wisconsin 54221-0066

(Address of principal executive offices) (Zip Code)

(920) 684-4410

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of shares outstanding of the Registrant's common stock, $.01 par value, as of March 31, 2001, the most recent practicable date, was 24,266,040.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

(In thousands, except share data)

	March 31, 2001	March 31, 2000

Net sales	$ 229,351	$ 205,853

Costs and expenses:
Cost of sales	173,321	150,136
Engineering, selling and
administrative expenses	36,001	28,974

Total costs and expenses	209,322	179,110

Earnings from operations	20,029	26,743

Other income (expense):
Interest expense	(4,096)	(2,511)
Other expenses, net	(115)	(371)

Total	(4,211)	(2,882)

Earnings before taxes on income	15,818	23,861

Provision for taxes on income	5,948	8,948

Net earnings	$ 9,870	$ 14,913

Net earnings per share - basic	$ 0.41	$ 0.58
Net earnings per share - diluted	$ 0.40	$ 0.57

Dividends per share	$ 0.075	$ 0.075

Weighted average shares outstanding - basic	24,262,313	25,850,072
Weighted average shares outstanding - diluted	24,543,198	25,997,317

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of March 31, 2001 and December 31, 2000

(Unaudited)

(In thousands, except share data)

	March 31, 2001	December 31, 2000
-ASSETS-
Current Assets:
Cash and cash equivalents	$ 8,186	$ 13,983
Marketable securities	2,071	2,044
Accounts receivable	71,730	88,231
Inventories	101,818	91,178
Other current assets	10,827	7,479
Future income tax benefits	22,756	20,592
Total current assets	217,388	223,507

Intangible assets - net	307,516	308,751
Other non-current assets	14,581	10,332
Property, plant and equipment - net	102,297	99,940
TOTAL ASSETS	$ 641,782	$ 642,530

-LIABILITIES AND STOCKHOLDERS' EQUITY-
Current Liabilities:
Accounts payable and accrued expenses	$ 145,996	$ 144,713
Current portion of long-term debt	270	270
Short term borrowings	68,671	81,000
Product warranties	12,537	13,507
Total current liabilities	227,474	239,490

Non-current Liabilities:
Long-term debt, less current portion	140,337	137,668
Postretirement health benefit obligations	20,481	20,341
Other non-current liabilities	11,524	11,262
Total non-current liabilities	172,342	169,271

Stockholders' Equity:
Common stock
(36,746,482 shares issued)	367	367
Additional paid-in capital	31,586	31,602
Accumulated other comprehensive loss	(2,451)	(2,569)
Retained earnings	342,513	334,433
Treasury stock, at cost
(12,480,442 and 12,487,019 shares)	(130,049)	(130,064)
Total stockholders' equity	241,966	233,769
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 641,782	$ 642,530

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2001 and 2000

(In thousands)

(Unaudited)
	March 31, 2001	March 31, 2000
Cash Flows from Operations:
Net earnings	$ 9,870	$ 14,913
Non-cash adjustments to income:
Depreciation	2,893	2,523
Amortization of goodwill	2,315	1,902
Amortization of deferred financing fees	45	169
Loss on sale of property, plant and equipment	64	79

Changes in operating assets and liabilities
excluding the effects of business acquisitions:
Accounts receivable	16,501	(14,807)
Inventories	(10,640)	(3,170)
Other current assets	(3,349)	(677)
Non-current assets	(7,125)	807
Current liabilities	143	(768)
Non-current liabilities	360	141
Net cash provided by operations	11,077	1,112

Cash Flows from Investing:
Purchase of temporary investments - net	(27)	(30)
Business acquisitions - net of cash acquired	-	(30,694)
Proceeds from sale of property, plant, and
equipment	22	22
Capital expenditures	(5,336)	(4,853)
Net cash used for investing	(5,341)	(35,555)

Cash Flows from Financing:
Dividends paid	(1,791)	(1,957)
Treasury stock purchased	-	(22,638)
Proceeds (payments) on long-term borrowings	2,669	(11)
Proceeds (payments) on short-term borrowings - net	(12,329)	67,201
Net cash (used for) provided by financing	(11,451)	42,595

Effect of exchange rate changes on cash	(82)	(10)

Net increase (decrease) in cash and cash equivalents	(5,797)	8,142

Balance at beginning of period	13,983	10,097
Balance at end of period	$ 8,186	$ 18,239

Supplemental cash flow information:
Interest paid	$ 3,786	$ 1,920
Income taxes paid	$ 2,632	$ 4,022

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2001 and 2000

(In thousands)

(Unaudited)
	March 31, 2001	March 31, 2000

Net earnings	$ 9,870	$ 14,913

Other comprehensive income (loss):
Hedging activities - net of income taxes (see Note 8)	(211)	-
Foreign currency translation adjustments	329	(184)
Total other comprehensive income (loss)	118	(184)

Comprehensive income	$ 9,988	$ 14,729

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

Note 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three months ended March 31, 2001 and 2000 and the financial position at March 31, 2001. The interim results are not necessarily indicative of results for a full year and do not contain information included in the company's annual consolidated financial statements and notes for the year ended December 31, 2000. The consolidated balance sheet as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the company's latest annual report.

All dollar amounts are in thousands throughout these notes, except where otherwise indicated.

Note 2. The components of inventories at March 31, 2001 and December 31, 2000 are summarized as follows:

	March 31, 2001	December 31, 2000

Components:
Raw materials	$ 34,881	$ 33,935
Work-in-process	38,316	32,914
Finished goods	50,487	45,880

Total inventories at FIFO costs	123,684	112,729

Excess of FIFO costs over
LIFO value	(21,866)	(21,551)

Total inventories	$ 101,818	$ 91,178

Inventories are carried at lower of cost or market using the first-in, first-out (FIFO) method for 50% and 57% of total inventories at March 31, 2001 and December 31, 2000, respectively. The remainder of the inventories are costed using the lower of the last-in, first-out (LIFO) method.

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

Recent estimates indicate that the remaining costs to clean up the Site are nominal. However, the ultimate allocations of cost for the Site are not yet final. Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter. Expenses charged against this reserve for the quarters ended March 31, 2001 and 2000 were not significant. Remediation work at the Site has been completed, with only long-term pumping and treating of ground water and Site maintenance remaining. The remaining estimated liability for this matter, included in other current and noncurrent liabilities at March 31, 2001, is $0.9 million.

As of March 31, 2001, various product-related lawsuits were pending. All of these cases are insured with self-insurance retentions of $1.0 million for Crane accidents; $1.0 million for Foodservice accidents occurring during 1990 to 1996; and $0.1 million for Foodservice accidents occurring during 1997 to 2001. The insurer's contribution is limited to $50.0 million.

Product liability reserves included in accounts payable and accrued expenses at March 31, 2001 were $8.5 million; $2.7 million is reserved specifically for the cases referenced above and $5.8 million is reserved specifically for claims incurred but not reported which were estimated using actuarial methods. The highest current reserve for an insured claim is $0.9 million. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.

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

Note 4. The company currently has the board of directors' authorization to repurchase up to 2.5 million shares of common stock at management's discretion. As of March 31, 2001, the company had purchased approximately 1.9 million shares at a cost of $49.8 million pursuant to this authorization. There were no common stock repurchases made during the first quarter of 2001.

In February 2001, the board of directors adopted a resolution to pay cash dividends annually rather than quarterly. Thus, in October 2001, and at its regular fall meeting each year thereafter, the board of directors will determine the amount and timing of the annual dividend for that year.

Note 5. The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	Quarter Ended March 31, 2001		Quarter Ended March 31, 2000
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic EPS	24,262,313	$ 0.41	25,850,072	$ 0.58
Effect of Dilutive Securities -
Stock Options	280,885	(0.01)	147,245	(0.01)

Diluted EPS	24,543,198	$ 0.40	25,997,317	$ 0.57

Note 6. On May 9, 2000, The Manitowoc Company, Inc. ("Manitowoc") acquired from Legris Industries SA ("Legris") all of the outstanding capital stock of Potain SA, pursuant to a Share Purchase Agreement, dated May 9, 2001, among Manitowoc, Manitowoc France SAS and Legris (the "Acquisition"). The total purchase price for the Acquisition was FRF 2.3 billion (U.S. $307.1 million, based upon exchange rates as of May 7, 2001). The purchase price paid by Manitowoc was determined on the basis of arm's length negotiations between the parties. There is no material relationship between Legris and Manitowoc or any of its affiliates, directors or officers or any of their associates.

This acquisition was financed through the company's $475 million credit facility and the issuance of the company's 10-3/8% Senior Subordinated Notes due 2011 in the aggregate principal amount of (euro) 175 million (U.S. $156 million, based upon exchange rates as of May 7, 2001). See Management's Discussion and Analysis of Financial Condition and Results of Operations for a summary of the terms of the credit facility and the 10-3/8% Senior Subordinated Notes due 2011, both of which were completed on May 9, 2001.

Founded in 1928, Potain is considered a technology leader in the tower crane market with a long history of product innovations and patents. The company manufactures a variety of tower cranes, including top slewing, luffing jib, topless, and self-erecting units, plus special models for dams and other large building projects. The company employs approximately 2,200 people and has sold more than 88,000 cranes worldwide. Potain operates eight manufacturing facilities for tower cranes and related products in France, Germany, Italy, Portugal and China, and is active in more than 50 countries through distribution subsidiaries or agents.

On April 24, 2001, the assets of Kern Electric were acquired by the Manitowoc Marine Group. The final acquisition price was $0.4 million. Kern Electric, located in Toledo, Ohio, will be managed and operated from the company's Toledo Shiprepair location and will be recognized as the "Manitowoc Electrical Service Division" within the Marine Group. Kern adds electrical capabilities for both the company's marine and industrial operations, provides an expanded customer base, fills a service void, and will allow us additional opportunities for turnkey, automation, and capital projects.

Note 7. The company determines its segments based upon the internal organization that is used by management to make operating decisions and assess performance. Based upon this approach, the company has three reportable segments: Foodservice Equipment (Foodservice), Cranes and Related Products (Cranes), and Marine Operations (Marine).

Information about reportable segments and a reconciliation of total segment sales and profits to the consolidated totals for the quarters ending March 31, 2001 and 2000 are summarized in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," to this Quarterly Report on Form 10-Q. As of March 31, 2001 and December 31, 2000, the total assets by segment were as follows:

	March 31, 2001	December 31, 2000

Foodservice	$ 372,115	$ 359,196
Cranes	156,868	171,867
Marine	77,277	75,757
General corporate	35,522	35,710

Total	$ 641,782	$ 642,530

Note 8. As of January 1, 2001 the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivative instruments to be recorded on the balance sheet as assets or liabilities, at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction.

The company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. As of March 31, 2001 the company had outstanding one interest rate swap agreement with a financial institution, having a total notional principal amount of $12.5 million and expiring October 2002. The interest rate swap is designated as cash flow hedge instrument based upon the criteria established by SFAS No. 133. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss due to a change in fair value is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. During the period ended March 31, 2001, the cash flow hedge was deemed to be fully effective.

The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 was insignificant. The impact of SFAS No. 133 during the quarter ended March 31, 2001 resulted in a net loss, recognized in comprehensive income, of approximately $0.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarters Ended March 31, 2001 and 2000

Net sales and earnings from operations by business segment for the quarter ended March 31, 2001 and 2000 are shown below (in thousands):
QUARTER ENDED
	March 31, 2001	March 31, 2000

NET SALES:
Foodservice products	$ 101,245	$ 92,929
Cranes and related products	84,258	100,770
Marine	43,848	12,154
Total	$ 229,351	$ 205,853

EARNINGS(LOSS) FROM OPERATIONS:
Foodservice products	$ 9,541	$ 12,180
Cranes and related products	11,363	17,333
Marine	4,569	2,377
General corporate expense	(3,129)	(3,245)
Amortization	(2,315)	(1,902)
Total	20,029	26,743

OTHER INCOME (EXPENSE) - NET	(4,211)	(2,882)

EARNINGS BEFORE TAXES ON INCOME	$ 15,818	$ 23,861

Net sales increased 11.4% to $229.4 million in the first quarter of 2001, from $205.9 million for the same period in 2000. Net earnings for the quarter were $9.9 million, or $.40 per diluted share, compared with $14.9 million, or $.57 per diluted share, in the first quarter of 2000. Weighted average shares outstanding used to calculate diluted earnings per share for the first quarter of 2001 and the prior-year quarter were 24.5 million and 26.0 million, respectively.

Foodservice equipment sales were $101.2 million for the first quarter of 2001, up 9% from the first quarter of 2000. Operating earnings for Foodservice were $9.5 million for the quarter, a 22% drop from the $12.2 million earned during the same period last year. The increase in sales was the result of acquisitions made during 2000. Without the acquisitions, sales and operating earnings would have declined by 22% and 24%, respectively, compared to the same period last year. Capital spending constraints in the beverage equipment industry continue to lower volumes in this business. These volume decreases, along with product mix issues and slower ice-machine sales, contributed to the decline in Foodservice margins.

First quarter sales for the Crane segment were $84.3 million, compared to $100.8 million for 2000, a decline of 16%. Crane segment operating earnings dropped 34% to $11.4 million from $17.3 million in the first quarter of 2000. Sales of our boom trucks continued to be weak due to greater economic pressures on smaller contractors, reflecting the reduced order patterns for light-duty construction equipment that we have seen in the past two quarters. In addition, our Crane segment was impacted with pricing pressures due to the strong U.S. dollar and greater competitiveness with the global market. These factors negatively impacted our crane margins.

We believe prospects for our Crane segment remain solid. Quoting activity for our higher-capacity lift cranes continued to climb, driven by demand in the energy-related markets. This is evidenced by the very positive response we received at BAUMA 2001, the international construction equipment trade fair in Germany. We introduced five major new crane products - a number unprecedented in the lattice-boom crane industry and a testament to our technological and manufacturing capabilities. Including sales made at BAUMA, our overall Crane segment backlog stood at $85 million as of April 13, 2001.

Marine segment sales and operating earnings for the first quarter were $43.8 million and $4.6 million, respectively, compared with $12.2 million and $2.4 million for the same period in 2000. Our acquisition of Marinette Marine in the fourth quarter of 2000 accounted for the majority of the sales and earnings increase. However, our organic sales and earnings growth rates were 22% and 13%, respectively. The marine segment has just completed another active winter repair season. This season included more than 20 dry dockings at our Sturgeon Bay and Toledo facilities, and work continued steadily on the hopper dredge Liberty Island. In addition, quoting activity remained high at our Sturgeon Bay, Toledo, and Cleveland operations, as well as at Marinette Marine.

Interest expense for the quarter ended March 31, 2001 was $4.1 million, compared to $2.5 million for the same period last year. This increase in interest expense is due to the additional debt incurred to fund acquisitions and to repurchase shares of Manitowoc stock during 2000.

Our effective tax rate was approximately 38% for the quarters ended March 31, 2001 and 2000.

Financial Condition at March 31, 2001

Cash flow from operations was positive in the first quarter, totaling $11.1 million, compared with cash from operations of $1.1 million in the first quarter of 2000. This increase was primarily the result of changes in working capital amounts and decreased net income. Total funded debt was $209.3 million at the end of the first quarter 2001, representing a debt-to-capital ratio of 46% at March 31, 2001, as compared to 48% at December 31, 2000.

On May 9, 2001, the company entered into a $475 million senior credit facility consisting of a $175.0 million five-year term loan; a $175.0 million six-year term loan; and a $125.0 million five-year revolving credit facility.

The senior credit agreement includes covenants, which include the maintenance of various debt and net worth ratios, customary representations and warranties, customary events of default, including a change of control, and other customary covenants, including covenants that limit the company's and its subsidiaries' ability to prepay principal, redeem or repurchase the notes or make amendments to the indenture governing the notes; incur additional debt; merge with other entities or make acquisitions; pay dividends or make distributions; make investments or advances; create or become subject to liens; and make capital expenditures.

Borrowings under the agreement bear interest at a rate equal to the sum of the base rate or a Eurodollar rate plus an applicable percentage. For all credit facilities the percentage is based on the company's consolidated leverage ratio, as defined by the agreement. The company will also pay agency fees and commitment fees on the unused portion of the credit facility as defined by the agreement.

Also, on May 9, 2001, the company issued, in a private placement, (euro) 175 million (U.S. $156 million) of 10-3/8% Senior Subordinated Notes ("Notes") due May 2011. The net proceeds of the offering will also be used to finance a portion of the purchase price of Potain SA. The Notes will be unsecured obligations of the company, ranking subordinate in right of payment to all senior debt of the company. The Notes include covenants similar to the senior credit agreement described above. The Notes also contain certain other covenants including restrictions on the repurchase of capital stock and Asset Sales, as defined.

The Notes are being sold to qualified institutional buyers in reliance on Rule 144A and to persons outside of the United States in reliance on Regulation S under the Securities Act of 1933, as amended. The Notes will not be registered under the Securities Act and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirement of the Securities Act and applicable state securities laws.

The proceeds from senior credit facility and the issuance of the Senior Subordinated Notes will be used to finance the acquisition of Potain, retire the existing revolving credit facility and substantially all other outstanding debt, and for general corporate and working capital purposes.

This Quarterly Report on Form 10-Q includes forward-looking statements based on management's current expectations. Reference is made in particular to the description of the company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements in this report. Such forward-looking statements generally are identifiable by words such as "anticipates," "believes," "intends," "estimates," "expects" and similar expressions.

These statements involve a number of risks and uncertainties and must be qualified by factors that could cause results to be materially different from what is presented here. This includes the following factors for each business segment: Foodservice - demographic information affecting two-income families and general population growth; household income; weather; consolidations within restaurant and foodservice equipment industries; global expansion of customers; the commercial ice-machine replacement cycle in the United States; specialty foodservice market growth; future strength of the beverage industry; and the demand for quick-service restaurants and kiosks. Cranes - market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; the ability of the company to effectively integrate Potain; growth in the world market for heavy cranes; the replacement cycle of technologically obsolete cranes; and demand for used equipment in developing countries. Marine - shipping volume fluctuations based on performance of the steel industry; weather and water levels on the Great Lakes; trends in government spending on new vessels; five-year survey schedule; the replacement cycle of older marine vessels; growth of existing marine fleets; consolidation of the Great Lakes marine industry; frequency of casualties on the Great Lakes; and the level of construction and industrial maintenance. Corporate - changes in laws and regulations; successful identification and integration of acquisitions; competitive pricing; domestic and international economic conditions; changes in the interest rate environment; and success in increasing manufacturing efficiencies.

Recently Adopted Accounting Changes

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This issuance delayed the effective date of SFAS 133 for the company until the first quarter of 2001.

The company adopted SFAS 133 on January 1, 2001. The effects of the adoption were immaterial.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 7A of the company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 5. Other Information

Change in Officer of the Company

On May 8, 2001 the company issued a press release announcing the election, by the board of directors, of Carl J. Laurino as treasurer.

Laurino joined the company's corporate staff in 2000 as its assistant treasurer and served in that capacity until his latest appointment. Prior to joining Manitowoc, Laurino spent 15 year in the commercial banking industry with Firstar Bank, Norwest Bank, and Associated Bank. A graduate of the University of Wisconsin - Eau Claire, Laurino holds a bachelor's degree in finance.

The press release is incorporated herein by reference to Exhibit 20 of this report. The reader is referred to this Exhibit for more information.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits: See exhibit index following the signatures on this Report, which is incorporated herein by reference.
  Reports on form 8-K: During the quarter ended March 31, 2001 the company filed a Current Report on Form 8-K dated as of March 26, 2001 stating that it issued a press release announcing anticipated net sales and diluted earnings per share for the first quarter of 2001.

Subsequent to the quarter ended March 31, 2001, the company filed a second Current Report on Form 8-K, dated April 16, 2001, stating that the company issued a press release announcing its intent to offer in a private placement (Euro) 175 million of its Senior Subordinated Notes due 2011.

A third Current Report on Form 8-K was filed dated April 17, 2001 stating that the company issued a press release announcing its earnings for the first quarter ended March 31, 2001.

In addition, a fourth Current Report on Form 8-K was filed dated April 20, 2001 to provide the unaudited pro forma condensed consolidated financial statements of the company and Potain SA.

On May 11, 2001, a fifth Current Report on Form 8-K was filed announcing the acquisition of Potain SA from Legris Industries SA and updating the unaudited pro forma condensed consolidated financial statements of the company and Potain SA as filed on the Current Report on Form 8-K dated April 20, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANITOWOC COMPANY, INC.

(Registrant)

/s/ Terry D. Growcock

-------------------------------------------

Terry D. Growcock

President and

Chief Executive Officer

/s/ Glen E. Tellock

-------------------------------------------

Glen E. Tellock

Senior Vice President and

Chief Financial Officer

/s/ Maurice D. Jones

-------------------------------------------

Maurice D. Jones

General Counsel and Secretary

May 15, 2001

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

MARCH 31, 2001

Filed
Exhibit No.	Description	Herewith
10	The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan) as amended February 20, 2001	X
20.1	Press release dated May 8, 2001 regarding the appointment of Carl J. Laurino as treasurer.	X

* Pursuant to Item 601(b) (2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request, a copy of any unfiled exhibits or schedules to such document.

10Q-1st-2001