Form 10-Q
period 2001-06-30
MANITOWOC CO INC
filed 2001-08-14
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ___________

Commission File Number
1-11978

The Manitowoc Company, Inc.
 (Exact name of registrant as specified in its charter)

Wisconsin	39-0448110
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

500 S. 16th Street, Manitowoc, Wisconsin	54221-0066
(Address of principal executive offices)	(Zip Code)

(920) 684-4410
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ( X )    No  (   )

The number of shares outstanding of the Registrant's common stock, $.01 par value, as of June 30, 2001, the most recent practicable date, was 24,271,731.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Earnings
For the Quarter and Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands, except per-share and average shares data)
	Quarter Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

Net sales	$298,234	$243,566	$527,585	$449,419

Costs and expenses:
Cost of sales	218,460	172,500	391,781	322,636
Engineering, selling and administrative expenses	37,619	28,487	71,305	55,559
Amortization expense	3,152	2,085	5,467	3,987
Total costs and expenses	259,231	203,072	468,553	382,182

Earnings from operations	39,003	40,494	59,032	67,237

Other income (expense):
Interest expense	(8,844)	(3,938)	(12,940)	(6,449)
Other expenses, net	(425)	(386)	(540)	(757)
Total other income (expense)	(9,269)	(4,324)	(13,480)	(7,206)

Earnings before taxes on income and extraordinary loss	29,734	36,170	45,552	60,031

Provision for taxes on income	11,799	13,564	17,747	22,512

Earnings before extraordinary loss	17,935	22,606	27,805	37,519

Extraordinary loss on debt extinguishment, net of income tax benefit of $2,216	(3,324)	--	(3,324)	--

Net earnings	$14,611	$22,606	$24,481	$37,519

Basic earnings per share before extraordinary loss	$0.74	$0.91	$1.15	$1.48
Extraordinary loss, net of income tax benefit	(0.14)	--	(0.14)	--
Basic earnings per share	$0.60	$0.91	$1.01	$1.48

Diluted earnings per share before extraordinary loss	$0.73	$0.91	$1.13	$1.47
Extraordinary loss, net of income tax benefit	(0.13)	--	(0.13)	--
Diluted earnings per share	$0.60	$0.91	$1.00	$1.47

Dividends per share	$--	$0.075	$0.075	$0.15

Weighted average shares outstanding - basic	24,269,153	24,725,648	24,265,752	25,287,860
Weighted average shares outstanding - diluted	24,562,957	24,905,159	24,550,046	25,436,958

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of June 30, 2001 and December 31, 2000
(In thousands, except share data)

Assets	June 30, 2001 (Unaudited)	December 31, 2000
Current Assets:
Cash and cash equivalents	$30,240	$13,983
Marketable securities	2,098	2,044
Accounts receivable	169,097	88,231
Inventories	152,326	91,178
Other current assets	11,951	7,479
Future income tax benefits	27,002	20,592
Total current assets	392,714	223,507

Intangible assets - net	521,876	308,751
Other non-current assets	31,759	10,332
Property, plant and equipment - net	171,740	99,940
Total assets	$1,118,089	$642,530

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$251,668	$144,713
Current portion of long-term debt	37,020	270
Short-term borrowings	875	81,000
Product warranties	15,864	13,507
Total current liabilities	305,427	239,490

Non-Current Liabilities:
Long-term debt, less current portion	494,412	137,668
Postretirement health benefit obligations	20,653	20,341
Other non-current liabilities	46,782	11,262
Total non-current liabilities	561,847	169,271

Stockholders' Equity:
Common stock (36,746,482 shares issued)	367	367
Additional paid-in capital	31,626	31,602
Accumulated other comprehensive loss	(8,313)	(2,569)
Retained earnings	357,124	334,433
Treasury stock, at cost
(12,474,751 and 12,487,019 shares)	(129,989)	(130,064)
Total stockholders' equity	250,815	233,769
Total liabilities and stockholders' equity	$1,118,089	$642,530

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2001	2000
Cash Flows from Operations:
Net earnings	$24,481	$37,519
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	6,582	4,947
Amortization of goodwill	5,467	3,987
Amortization of deferred financing fees	566	336
Extraordinary loss on early extinguishment of debt, net of income tax benefit	3,324	--
Loss on sale of property, plant and equipment	34	46
Changes in operating assets and liabilities
excluding the effects of business acquisitions:
Accounts receivable	(7,946)	(31,084)
Inventories	359	(1,119)
Other current assets	(3,879)	1,296
Non-current assets	(11,069)	(542)
Current liabilities	22,263	9,687
Non-current liabilities	2,468	(27)
Net cash provided by operations	42,650	25,046

Cash Flows from Investing:
Business acquisitions - net of cash acquired	(282,317)	(47,411)
Capital expenditures	(7,907)	(8,412)
Proceeds from sale of property, plant, and
equipment	330	110
Purchase of temporary investments - net	(54)	(60)
Net cash used for investing	(289,948)	(55,773)

Cash Flows from Financing:
Proceeds from long-term borrowings	345,116	--
Proceeds from senior subordinated notes	156,118	--
Payments on long-term borrowings	(135,629)	(21)
Proceeds (payments) on short-term borrowings - net	(80,125)	76,035
Debt issuance costs	(20,153)	--
Dividends paid	(1,791)	(3,770)
Options exercised	130	301
Treasury stock purchased	--	(41,498)
Net cash provided by financing	263,666	31,047

Effect of exchange rate changes on cash	(111)	(34)

Net increase in cash and cash equivalents	16,257	286

Balance at beginning of period	13,983	10,097
Balance at end of period	$30,240	$10,383

Supplemental cash flow information:
Interest paid	$9,640	$5,037
Income taxes paid	$3,726	$17,845

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income
For the Quarter and Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands)
	Quarter Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net earnings	$14,611	$22,606	$24,481	$37,519

Other comprehensive loss:
Hedging activities - net of income taxes	--	--	(211)	--
Foreign currency translation adjustments	(5,862)	(570)	(5,533)	(754)

Total other comprehensive loss	(5,862)	(570)	(5,744)	(754)

Comprehensive income	$8,749	$22,036	$18,737	$36,765

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2001 and 2000

1.  Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the quarters and six months ended June 30, 2001 and 2000 and the financial position at June 30, 2001. The interim results are not necessarily indicative of results for a full year and do not contain information included in the company's annual consolidated financial statements and notes for the year ended December 31, 2000. The consolidated balance sheet as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout these notes unless otherwise indicated.

2.  Inventories

The components of inventory at June 30, 2001 and December 31, 2000 are summarized as follows:

	June 30, 2001	Dec. 31, 2000
Components:
Raw materials	$60,017	$33,935
Work-in-process	51,417	32,914
Finished goods	62,606	45,880

Total inventories at FIFO costs	174,040	112,729

Excess of FIFO costs over LIFO value	(21,714)	(21,551)

Total inventories	$152,326	$91,178

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 77% and 57% of total inventory at June 30, 2001 and December 31, 2000, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

3.  Contingencies

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

Recent estimates indicate that the remaining costs to clean up the Site are nominal. However, the ultimate allocation of costs for the Site is not yet final. Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter. Expenses charged against this reserve during the second quarter and first six months of 2001 and 2000 in connection with this matter were not significant. Remediation work at the Site has been substantially completed, with only long-term pumping and treating of ground water and Site maintenance remaining. The remaining estimated liability for this matter, included in other current and non-current liabilities at June 30, 2001, is $1.2 million.

As of June 30, 2001, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retentions of $0.1 million for Potain crane accidents; $1.0 million for all other Crane accidents; $1.0 million for Foodservice accidents occurring during 1990 to 1996; and $0.1 million for Foodservice accidents occurring during 1997 to 2001. The insurer's contribution is limited to $50.0 million.

Product liability reserves included in accounts payable and accrued expenses at June 30, 2001 are $10.4 million; $4.3 million reserved specifically for the cases referenced above, and $6.1 million for claims incurred but not reported which were estimated using actuarial methods. As of June 30, 2001, the highest reserve for an insured claim is $0.9 million. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.

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

4.  Stockholders' Equity

The company currently has the board of directors' authorization to repurchase up to 2.5 million shares of common stock at management's discretion. As of June 30, 2001, the company had purchased approximately 1.9 million shares at a cost of $49.8 million pursuant to this authorization. There were no common stock repurchases made during the first six months of 2001.

In February 2001, the board of directors adopted a resolution to pay cash dividends annually rather than quarterly. Thus, in October 2001, and at its regular fall meeting each year thereafter, the board of directors will determine the amount and timing of the annual dividend for that year.

5.  Earnings per Share

The following is a reconciliation of the earnings and average shares outstanding used to compute basic and diluted earnings per share.
	Quarter Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Earnings:
Earnings from continuing operations	$17,935	$22,606	$27,805	$37,519
Extraordinary loss from debt extinguishment, net	(3,324)	--	(3,324)	--
Net earnings	$14,611	$22,606	$24,481	$37,519

Basic weighted average common shares outstanding	24,269,153	24,725,648	24,265,752	25,287,860
Effect of dilutive securities - stock options	293,804	179,511	284,294	149,098
Diluted weighted average common shares outstanding	24,562,957	24,905,159	24,550,046	25,436,958

Basic earnings per share:
Earnings from continuing operations	0.74	0.91	1.15	1.48
Extraordinary loss from debt extinguishment, net	(0.14)	--	(0.14)	--
Net earnings	$0.60	$0.91	$1.01	$1.48

Diluted earnings per share:
Earnings from continuing operations	0.73	0.91	1.13	1.47
Extraordinary loss from debt extinguishment, net	(0.13)	--	(0.13)	--
Net earnings	$0.60	$0.91	$1.00	$1.47

6.  Long-term Debt

During the second quarter ended June 30, 2001, and in connection with the company's acquisition of Potain SA(see Note 7), the company restructured its long-term debt by entering into a $475 million senior credit facility (the " Senior Credit Facility") and issuing U.S. $156 million (euro 175 million) aggregate principal amount of the company's 10-3/8% Senior Subordinated Notes (the "Notes") due 2011.

The company incurred an extraordinary loss of $3,324, net of income tax benefit of $2,216, related to the prepayment of certain of its existing credit facilities as a result of its refinancing activities. The loss resulted from a prepayment penalty and the write-off of the related unamortized financing fee.

The Senior Credit Facility, comprised of a $125 million revolving credit facility and term loans aggregating $350 million, requires the company to meet specified financial tests including the maintenance of various debt and net worth ratios, and contains customary events of default, including a change of control, and other customary covenants, including covenants that limit the company's and its subsidiaries' ability to prepay principal, redeem or repurchase the Notes, incur additional debt, merge with other entities or make acquisitions, pay dividends or make distributions, make investments or advances, create or become subject to liens, and make capital expenditures.

Borrowings under the agreement bear interest at a rate equal to the sum of the base rate or a Eurodollar rate plus an applicable percentage. For all credit facilities the percentage is based on the company's consolidated leverage ratio, as defined by the agreement. The company will also pay agency fees and commitment fees on the unused portion of the credit facility as defined by the agreement.

The Notes, which were registered with the Securities and Exchange Commission, are unsecured obligations of the company, ranking subordinate in right of payment to all senior debt of the company. The Notes include covenants similar to the senior credit agreement described above. The Notes also contain certain other covenants including restrictions on the repurchase of capital stock and asset sales, as defined.

The company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. As of June 30, 2001 the company had outstanding one interest rate swap agreement with a financial institution, having a total notional principal amount of $12.5 million and expiring October 2002. The interest rate swap is designated as a cash flow hedge instrument based upon the criteria established by SFAS No. 133. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss due to a change in fair value is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. During the period ended June 30, 2001, the cash flow hedge was deemed to be fully effective.

7.  Acquisition of Potain and Subsidiary Guarantors

On May 9, 2001, the company, through its subsidiary Manitowoc France SAS, acquired from Legris Industries SA ("Legris") all of the outstanding capital stock of Potain SA ("Potain"), pursuant to a Share Purchase Agreement, dated May 9, 2001 (the "Acquisition") for $307.1 million, plus a post-closing adjustment for Potain's net income from January 1, 2001 through the closing date. Potain is a leading designer, manufacturer and supplier of tower cranes for the building and construction industry.

The acquisition of Potain, which is included in the company's financial statements as of May 9, 2001, has been recorded using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. The preliminary estimate of the excess of the cost over the fair value of the net assets acquired is $192.4 million the amortization of which will cease effective January 1, 2002 (see Note 8). Pro forma consolidated net sales, earnings before extraordinary item, net income, basic earnings per share and diluted earnings per share were $628.1 million, $19.0 million, $15.6 million, $0.64 and $0.64, respectively, for the six-month period ended June 30, 2001. The Pro forma financial information assumes the Potain acquisition occurred on January 1, 2001. Comparable prior year six-month pro forma information is not available as the Potain books and records were maintained under French GAAP, however, U.S. GAAP reconciled net sales and net income for Potain for the year ended December 31, 2000 were $260.0 million and $15.8 million, respectively.

In connection with the Potain acquisition, the company issued Notes, as described in Note 6. The Notes are fully and unconditionally and jointly and severally guaranteed by the company's domestic subsidiaries (the "Guarantor Subsidiaries"). The following condensed consolidating financial statements illustrate the composition of The Manitowoc Company, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2001 for the balance sheet, as well as the statement of earnings and cash flows for the six-month period ended June 30, 2001. Separate financial statements of the respective Guarantor Subsidiaries are not provided because the company believes separate financial statements would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Six Months Ended June 30, 2001
(Unaudited)
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$469,878	$57,707	$--	$527,585
Costs and expenses:
Cost of sales	--	347,725	44,056	--	391,781
Engineering, selling and administrative	6,146	57,988	7,171	--	71,305
Amortization expense	294	4,459	714	--	5,467
Total costs and expenses	6,440	410,172	51,941	--	468,553

Earnings (loss) from operations	(6,440)	59,706	5,766	--	59,032

Other income (expense):
Interest expense	(11,792)	(1,148)	--	--	(12,940)
Management fee income (expense)	6,823	(6,823)	--	--	--
Other expense - net	(384)	(114)	(42)	--	(540)
Total other income (expense)	(5,353)	(8,085)	(42)	--	(13,480)

Earnings before taxes on income, equity in earnings of subsidiaries and extraordinary loss	(11,793)	51,621	5,724	--	45,552

Provision (benefit) for taxes on income	(4,467)	19,554	2,660	--	17,747

Equity in earnings of subsidiaries, net of income taxes	35,131	--	--	(35,131)	--

Earnings before extraordinary loss	27,805	32,067	3,064	(35,131)	27,805

Extraordinary loss on debt extinguishment, net of income tax benefit of $2,216	(3,324)	--	--	--	(3,324)

Net earnings	$24,481	$32,067	$3,064	$(35,131)	$24,481

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Balance Sheet
as of June 30, 2001
(Unaudited)
(In thousands)
				Non-
		Guarantor		Guarantor
	Parent	Subsidiaries		Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$16,534	$(6,331	) $	20,037	$--		$30,240
Marketable securities	2,098	--		--	--		2,098
Accounts receivable	272	97,136		71,689	--		169,097
Inventories	--	82,314		70,012	--		152,326
Other current assets	45	10,545		1,361	--		11,951
Future income tax benefits	22,756	--		4,246	--		27,002
Total current assets	41,705	183,664		167,345	--		392,714

Intangible assets - net	20,998	303,792		197,086	--		521,876
Other non-current assets	227	17,339		14,193	--		31,759
Property, plant and equipment - net	4,386	96,423		70,931	--		171,740
Equity in affiliates	886,588	--		--	(886,588)		--
Total assets	$953,904	$601,218		$449,555	$(886,588	) $	1,118,089

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$29,038	$133,220		$89,410	$--		$251,668
Current portion long-term debt	37,020	--		--	--		37,020
Short-term borrowings	875	--		--	--		875
Product warranties	--	13,830		2,034	--		15,864
Total current liabilities	66,933	147,050		91,444	--		305,427

Non-Current Liabilities:
Long-term debt, less current portion	472,693	--		21,719	--		494,412
Postretirement health benefits obligation	1,054	19,599		--	--		20,653
Intercompany payable/(receivable) - net	157,779	(169,837)		12,058	--		--
Other non-current liabilities	4,630	5,987		36,165	--		46,782
Total non-current liabilities	636,156	(144,251)		69,942	--		561,847

Stockholders' Equity	250,815	598,419		288,169	(886,588)		250,815

Total liabilities and stockholders' equity	$953,904	$601,218		$449,555	$(886,588	) $	1,118,089

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2001
(Unaudited)
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$31,978	$(2,063)	$12,735	$42,650

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	(1,853)	(280,464)	(282,317)
Capital expenditures	(721)	(7,485)	299	(7,907)
Proceeds from sale of property, plant, and equipment	--	330	--	330
Purchase of temporary investments - net	(54)	--	--	(54)
Intercompany investments	(282,900)	--	282,900	--
Net cash provided by (used for) investing	(283,675)	(9,008)	2,735	(289,948)

Cash Flows from Financing:
Proceeds from long-term borrowings	345,116	--	--	345,116
Proceeds from senior subordinated notes	156,118	--	--	156,118
Payments on long-term borrowing	(134,343)	--	(1,286)	(135,629)
Proceeds (payments) on short-term borrowings - net	(80,125)	--	--	(80,125)
Debt issuance costs	(20,153)	--	--	(20,153)
Dividends paid	(1,791)	--	--	(1,791)
Options exercised	130	--	--	130
Net cash provided by (used for) financing	264,952	--	(1,286)	263,666

Effect of exchange rate changes on cash	--	--	(111)	(111)

Net increase (decrease) in cash
and cash equivalents	13,255	(11,071)	14,073	16,257

Balance at beginning of period	3,279	4,740	5,964	13,983
Balance at end of period	$16,534	$(7,351)	$20,037	$30,240

8.  Recent Accounting Pronouncements

The company adopted the Statement of Financial Accounting Standards (SFAS) No. 131, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. This statement requires all derivative instruments to be recorded on the balance sheet as assets or liabilities, at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction. The company's derivative instruments are described in Note 6. The cumulative effect of adopting SFAS No. 133 was insignificant.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" to establish accounting and reporting standards for business combinations, goodwill and intangible assets. Under SFAS No. 142, effective January 1, 2002, amortization of goodwill recorded on the company's books will cease (goodwill for the first six months of 2001 was $5,467). After January 1, 2002, goodwill will be subject to an annual assessment for impairment, using a fair value based test. An impairment loss would be reported as a reduction to goodwill and a charge to operating expense, except at the transition date. The company is in the process of evaluating the impact of SFAS No. 141 and SFAS No. 142 on its financial statements.

9.  Business Segments

The company determines its segments based upon the internal organization that is used by management to make operating decisions and assess performance. Based upon this approach, the company has three reportable segments: Foodservice Equipment (Foodservice), Cranes and Related Products (Cranes), and Marine Operations (Marine).

Information about reportable segments and a reconciliation of total segment sales and profits to the consolidated totals for the quarters and first six months ending June 30, 2001 and 2000 are summarized in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", to this report on Form 10-Q. As of June 30, 2001 and December 31, 2000, the total assets by segment were as follows:

	June 30, 2001	Dec. 31, 2000

Foodservice	$370,636	$359,196
Cranes	601,181	171,867
Marine	78,957	75,757
General corporate	67,315	35,710

Total	$1,118,089	$642,530

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Results of Operations for the Quarter and Six Months Ended June 30, 2001 and 2000

Net sales and earnings from operations by business segment for the quarter and first six months ended June 30, 2001 and 2000 are shown below (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net Sales:
Foodservice products	$116,454	$121,948	$217,699	$214,877
Cranes and related products	133,146	102,770	217,404	203,540
Marine	48,634	18,848	92,482	31,002
Total	$298,234	$243,566	$527,585	$449,419

Earnings (Loss) From Operations:
Foodservice products	$21,354	$22,289	$30,895	$34,468
Cranes and related products	17,963	20,134	29,326	37,466
Marine	5,854	2,864	10,423	5,241
General corporate expense	(3,017)	(2,708)	(6,146)	(5,951)
Amortization	(3,151)	(2,085)	(5,466)	(3,987)
Total	39,003	40,494	59,032	67,237

Other Income (Expense) - Net	(9,269)	(4,324)	(13,480)	(7,206)

Earnings Before Taxes on Income and Extraordinary Loss	$29,734	$36,170	$45,552	$60,031

Net sales increased 22.4 % to $298.2 million for the second quarter of 2001, from $243.6 million for the same period in 2000. Earnings for the quarter were $17.9 million, or $.73 per diluted share, excluding the extraordinary loss, net of income tax benefit of $3.3 million related to the prepayment penalty and the asset write-off incurred as a result of the company's refinancing of its long-term debt, compared with $22.6 million, or $.91 per diluted share in the second quarter of 2000. Including the extraordinary loss of $3.3 million, second-quarter 2001 net earnings were $14.6 million or $.60 per diluted share. EVA totaled $10.3 million for the second quarter, compared with $16.3 million for the same period a year ago.

For the first six months of 2001, net sales increased 17.4% to $527.6 million from $449.4 million for the same period in 2000. Earnings, excluding the extraordinary loss, were $27.8 million, or $1.13 per diluted share, compared with $37.5 million, or

$1.47 per diluted share, for the comparable period in 2000. EVA was $12.5 million for the first six months of 2001, compared with $24.2 million for the same period one year ago. The company continues to have profitable results despite the difficult economic conditions that are affecting several of the business units. The company's performance during the second quarter was bolstered by operational improvements and cost-reduction strategies that were implemented over the past 12 months. Equally important, the company continues to gain market share in many of its key businesses.

While sales for the Foodservice segment declined by 4.5% this quarter when compared to the second quarter of 2000, this segment was able to sustain operating margins at 18.3%. For the first six months of 2001 sales and operating earnings were $217.7 million and $30.9 million, respectively. This compares to sales and operating earnings of $214.9 million and $34.5 million for the first six months of 2000.

Cranes and related products sales for the second quarter were $133.1 million, up from $102.8 million for the second quarter of 2000. Operating earnings were $18.0 million, compared to $20.1 million for the second quarter of 2000. The increase in sales was the result of the Potain SA ("Potain") acquisition completed during the second quarter. Without this acquisition, sales and operating earnings would have decreased by 17.8% and 39.5%, respectively, compared to the same quarter last year. Market conditions and economic uncertainty continued to affect the buying patterns of small contractors and rental companies alike, which is reflected in the lower sales of boom trucks and small-capacity lattice-boom cranes during the quarter. To strengthen its position in the boom-truck market, the company is now consolidating its boom truck operations into a single facility, while also improving this product line to simplify its production, enhance efficiency, and boost margins. Conversely, sales of high-capacity cranes remain strong. Power generation, petrol-chemical, refinery, and other energy-related applications are driving the utilization for this type of specialized equipment. As a result, crane segment backlog, including Potain, increased to $125 million at the end of the second quarter of 2001, as compared to $66 million at the end of the first quarter. For the first six months of 2001, Cranes' sales were $217.4 million, compared to $203.5 million for the first six months of 2000. Operating earnings were $29.3 million compared to $37.5 million for the same period in 2000.

Marine segment sales and operating earnings for the second quarter were $48.6 million and $5.9 million, respectively, compared with $18.8 million and $2.9 million for the same period in 2000. The company's acquisition of Marinette Marine in the fourth quarter of 2000 accounted for the sales and earnings increase. Excluding Marinette's results, sales and operating earnings declined by 1% and 19%, respectively. The decline in organic margins is due to the higher percentage of project work revenue. Across all of the marine businesses, project revenue was particularly strong this quarter as work on commercial and government contracts progressed faster than anticipated. For the first six months of 2001, sales and operating earnings for this segment were $92.5 million and $10.4 million, respectively, compared with $31.0 million and $5.2 million for 2000.

Interest expense for the six months ended June30, 2001 was $12.9 million, compared to $6.4 million for the same period last year. The increase in interest expense is due to the additional debt incurred to fund the Potain and Marinette acquisitions and higher interest rates on the new credit facility.

The effective tax rate for the first six months of 2001 is approximately 39%, compared with 37.5% for the first six months of 2000. The increase is attributed to the higher foreign tax rates related to the Potain acquisition.

Financial Condition at June 30, 2001

Cash flow from operations was positive in the first six months of 2001, totaling $37.8 million compared with cash from operations of $25.0 million in the first six months of 2000. This increase was the result of changes in working capital amounts. Total funded debt was $532.3 million at June 30, 2001, representing a debt-to-capital ratio of 68% at June 30, 2001, as compared to 48% at December 31, 2000. This increase was primarily due to the additional debt incurred to fund the Potain acquisition.

On May 9, 2001, in connection with the acquisition of Potain, the company entered into a new $475 million secured senior credit facility (the "Senior Credit Facility") consisting of a $175.0 million five-year term loan, a $175.0 million six-year term loan, and a $125.0 million five-year revolving credit facility, under which the company borrowed $43.6 million at the closing of the acquisition.

The Senior Credit Facility requires the company to meet specified financial tests including the maintenance of various debt and net worth ratios, and contains customary events of default, including a change of control, and other customary covenants, including covenants that limit the company's and its subsidiaries' ability to prepay principal, redeem or repurchase the Notes, incur additional debt, merge with other entities or make acquisitions, pay dividends or make distributions, make investments or advances; create or become subject to liens, and make capital expenditures.

Borrowings under the agreement bear interest at a rate equal to the sum of the base rate or a Eurodollar rate plus an applicable margin. The margin is based on the company's consolidated leverage ratio. The company will also pay agency fees and commitment fees on the unused portion of the Credit Facility. At June 30, the company's effective rate for borrowings under this Senior Credit Facility was

Also, on May 9, 2001, the company issued (euro) 175 million (U.S. $156 million) of 10-3/8% Senior Subordinated Notes due 2011. The Notes, which were registered with the Securities and Exchange Commission, are unsecured obligations of the company, ranking subordinate in right of payment to all senior debt of the company and are fully and unconditionally guaranteed by the company's domestic subsidiaries. The Notes include covenants similar to the Senior Credit Facility described above. The Notes also contain certain other covenants including restrictions on the repurchase of capital stock and asset sales, as defined.

Acquisitions

On May 9, 2001, the company, through its subsidiary Manitowoc France SAS, acquired from Legris Industries SA ("Legris") all of the outstanding capital stock of Potain SA ("Potain"), pursuant to a Share Purchase Agreement, dated May 9, 2001, among the company, Manitowoc France SAS and Legris SA (the "Acquisition"). The total purchase price for the Acquisition was FRF 2.3 billion (U.S. $307.1 million, based upon exchange rates as of May 7, 2001), subject to a post-closing adjustment for Potain's net income from January 1, 2001 through the closing date. Potain is a leading designer, manufacturer and supplier of tower cranes for the building and construction industry.

Special Note Regarding Forward-Looking Statements

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

Recent Accounting Pronouncements

The company adopted the Statement of Financial Accounting Standards (SFAS) No. 131, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. This statement requires all derivative instruments to be recorded on the balance sheet as assets or liabilities, at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction. The company's derivative instruments are described in Note 6. The cumulative effect of adopting SFAS No.

133 was insignificant.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" to establish accounting and reporting standards for business combinations, goodwill and intangible assets. Under SFAS No. 142, effective January 1, 2002, amortization of goodwill recorded on the company's books will cease (goodwill for the first six months of 2001 was $5,467). After January 1, 2002, goodwill will be subject to an annual assessment for impairment, using a fair value based test. An impairment loss would be reported as a reduction to goodwill and a charge to operating expense, except at the transition date. The company is in the process of evaluating the impact of SFAS No. 141 and SFAS No. 142 on its financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the company's Annual Report on Form 10-K for the year ended December 31, 2000. Other than the foreign exchange risk and related financing associated with the Potain SA acquisition, the company's market risk disclosures have not materially changed since that report was filed. Potain SA has significant manufacturing operations and assets in France, Germany, Italy, Portugal and China. With the Potain SA acquisition, the company expects that less than 20% of its 2001 annual consolidated operating income will be impacted by movements in current exchange rates between the U.S. dollar and the Euro and, to a lesser extent, the French Franc, German Mark, Italian Lira, and Singapore Dollar.

Foreign Exchange Risk

The company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the company's major markets which include the Euro, French Franc, German Mark, Italian Lira, British Pound, Japanese Yen and Singapore Dollar.

Interest Rate Risk

The company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The company is considering various alternative strategies to reduce the impact of foreign currency fluctuations on future earnings. At June 30, 2001, the company had outstanding one interest rate swap agreement with a notional principal amount of $12.5 million and a fixed interest rate of 6.29%. The fair market value of these arrangements, which represents the costs to settle these contracts, approximates a loss of $0.2 million at June 30, 2001.

PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

In connection with the funding of the acquisition of Potain, on May 9, 2001, the company entered into a credit agreement with respect to the Senior Credit Facility and an indenture with respect to the Notes. These agreements restrict the company's ability to pay dividends on its common stock and to repurchase shares of common stock. Under these agreements, the company is prohibited from paying cash dividends (1) if the company is in default under these agreements; (2) if the dividends would exceed $8.5 million in any fiscal year, or the greater of $5.0 million and a formula based largely on 50% of the consolidated net income of the company after May 9, 2001; or (3) if the company's fixed charge coverage ratio falls below specified limits.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the company's shareholders on May 1, 2001, management's nominees named below were elected as directors by the indicated votes cast for each nominee. Of the 17,465,938 shares of Common Stock which were represented at the meeting, at least 98.4% of the shares voting were voted for the election of each of management's nominees.

Two directors were elected to serve until the Annual Meeting of Shareholders to be held in the year 2003:

Name of Nominee	For	Withheld
Daniel W. Duvall	17,300,371	164,989
James L. Packard	17,280,040	185,898

Three directors were elected to serve until the Annual Meeting of Shareholders to be held in the year 2004:
Name of Nominee	For	Withheld
Gilbert F. Rankin, Jr.	17,301,951	163,987
Robert C. Stift	17,192,108	273,830
Virgis W. Colbert	17,300,371	165,567

There were no abstentions or broker non-votes with respect to the election of directors. In addition to the directors elected at the meeting, the company's continuing directors are Dean H. Anderson, James P. McCann, Robert S. Throop, and Terry D. Growcock.

Further information concerning the matters voted upon at the 2001 Annual Meeting of Shareholders is contained in the company's proxy statement dated April 2, 2001 with respect to the 2001 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: See exhibit index following the signatures on this Report, which is incorporated herein by reference.

(b)  Reports on Form 8-K:

During the second quarter ended June 30, 2001 the company filed the following Current Reports on Form 8-K:

Filing	Report	Items	Financial
Date	Date	Reported	Statements
May 11	May 9	Items 2 and 7 reporting the acquisition of Potain SA	Potain financial statements for the years ended December 31, 2000 and 1999 and Manitowoc pro forma financial statement for the year ended December 31, 2001

April 20	April 20	Items 7 and 9 reporting Manitowoc pro forma financial information for the acquisition of Potain	N/A

April 19	April 17	Items 5 and 7 reporting Manitowoc's announcement of first quarter earnings	N/A

April 19	April 16	Items 5 and 7 reporting Manitowoc's announcement to offer its senior subordinated notes due 2011	N/A

April 3	March 26	Items 5 and 7 reporting Manitowoc's announcement of expected first quarter earnings.	N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANITOWOC COMPANY, INC.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
President and Chief Executive Officer

/s/ Glen E. Tellock
Glen E. Tellock
Senior VP and Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
General Counsel and Secretary

August 14, 2001

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
June 30, 2000

Exhibit No.	Description	Filed Herewith

2*

Share Purchase Agreement, dated May 9, 2001, among The Manitowoc Company, Inc., Manitowoc France SAS and Legris Industries SA (filed as Exhibit 2 to the Company's Report on Form 8-K dated May 11, 2001).

4.1

Credit Agreement dated May 9, 2001, among The Manitowoc Company, Inc., the lenders party thereto and Bankers Trust Company, as Agent (filed as Exhibit 4.1 to the Company's Report on Form 8-K dated May 11, 2001).

4.2

Indenture, dated May 9, 2001, among The Manitowoc Company, Inc., the Guarantors named therein and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company's Report on Form 8-K dated May 11, 2001).

4.3

Registration Rights Agreement, dated May 9, 2001, among The Manitowoc Company, Inc., the Guarantors named therein and Deutsche Bank AG London (filed as Exhibit 4.4 of the Company's Report on Form S-4 dated July 12, 2001)

10	The Manitowoc Company, Inc. 401(k) Retirement Plan as restated effective January 1, 2001	X

*  Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.