Form 10-Q
period 2001-09-30
MANITOWOC CO INC
filed 2001-11-08
CIK 61986

################################################## Document Number: 1 File Name: q10-0301.htm Type: 10-Q Description: THE MANITOWOC COMPANY, INC. 3RD QUARTER 2001 10-Q ################################################## UNITED STATES SECURITIES AND EXCHANGE COMMISSION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ( X )    No  (   )

The number of shares outstanding of the Registrant's common stock, $.01 par value, as of September 30, 2001, the most recent practicable date, was 24,273,605.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Earnings
For the Quarter and Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands, except per-share and average shares data)
	Quarter Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000

Net sales	$301,011	$214,531	$828,596	$663,950

Costs and expenses:
Cost of sales	222,873	158,874	614,654	481,509
Engineering, selling and administrative expenses	40,891	29,289	112,196	84,849
Amortization expense	3,476	2,087	8,943	6,074
Total costs and expenses	267,240	190,250	735,793	572,432

Earnings from operations	33,771	24,281	92,803	91,518

Other income (expense):
Interest expense	(12,362)	(4,000)	(25,302)	(10,450)
Other expenses, net	(677)	(604)	(1,217)	(1,360)
Total other income (expense)	(13,039)	(4,604)	(26,519)	(11,810)

Earnings before taxes on income and extraordinary loss	20,732	19,677	66,284	79,708

Provision for taxes on income	8,293	7,379	26,040	29,890

Earnings before extraordinary loss	12,439	12,298	40,244	49,818

Extraordinary loss on debt extinguishment, net of income tax benefit of $2,216	-	-	(3,324)	-

Net earnings	$12,439	$12,298	$36,920	$49,818

Basic earnings per share before extraordinary loss	$0.51	$0.50	$1.66	$1.99
Extraordinary loss, net of income tax benefit	-	-	(0.14)	-
Basic earnings per share	$0.51	$0.50	$1.52	$1.99

Diluted earnings per share before extraordinary loss	$0.51	$0.50	$1.64	$1.98
Extraordinary loss, net of income tax benefit	-	-	(0.13)	-
Diluted earnings per share	$0.51	$0.50	$1.51	$1.98

Dividends per share	$-	$0.075	$0.075	$0.225

Weighted average shares outstanding - basic	24,273,605	24,638,599	24,268,412	25,069,860
Weighted average shares outstanding - diluted	24,522,524	24,684,739	24,539,425	25,154,226

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of September 30, 2001 and December 31, 2000
(In thousands, except share data)

Assets	September 30, 2001 (Unaudited)	December 31, 2000
Current Assets:
Cash and cash equivalents	$39,334	$13,983
Marketable securities	2,125	2,044
Accounts receivable	166,503	88,231
Inventories	150,992	91,178
Other current assets	9,884	7,479
Future income tax benefits	26,674	20,592
Total current assets	395,512	223,507

Intangible assets - net	524,490	308,751
Other non-current assets	42,745	10,332
Property, plant and equipment - net	176,258	99,940
Total assets	$1,139,005	$642,530

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$287,440	$144,713
Current portion of long-term debt	44,023	270
Short-term borrowings	-	81,000
Product warranties	16,352	13,507
Total current liabilities	347,815	239,490

Non-Current Liabilities:
Long-term debt, less current portion	462,686	137,668
Postretirement health benefit obligations	23,864	20,341
Other non-current liabilities	39,044	11,262
Total non-current liabilities	525,594	169,271

Stockholders' Equity:
Common stock (36,746,482 shares issued)	367	367
Additional paid-in capital	31,657	31,602
Accumulated other comprehensive loss	(5,919)	(2,569)
Retained earnings	369,461	334,433
Treasury stock, at cost
(12,472,877 and 12,487,019 shares)	(129,970)	(130,064)
Total stockholders' equity	265,596	233,769
Total liabilities and stockholders' equity	$1,139,005	$642,530

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2001	2000
Cash Flows from Operations:
Net earnings	$36,920	$49,818
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	16,218	7,360
Amortization of goodwill	8,943	6,074
Amortization of deferred financing fees	1,420	504
Extraordinary loss on early extinguishment of debt, net of income tax benefit	3,324	-
(Gain) loss on sale of property, plant and equipment	(338)	227
Changes in operating assets and liabilities
excluding the effects of business acquisitions:
Accounts receivable	(5,585)	(5,846)
Inventories	1,492	(841)
Other current assets	9,180	1,608
Non-current assets	(32,361)	(1,393)
Current liabilities	47,153	11,930
Non-current liabilities	(885)	(3)
Net cash provided by operations	85,481	69,438

Cash Flows from Investing:
Business acquisitions - net of cash acquired	(284,759)	(50,599)
Capital expenditures	(17,417)	(10,446)
Proceeds from sale of property, plant, and
equipment	487	3,420
Purchase of temporary investments - net	(81)	(94)
Net cash used for investing	(301,770)	(57,719)

Cash Flows from Financing:
Proceeds from long-term borrowings	345,116	-
Proceeds from senior subordinated notes	156,118	-
Payments on long-term borrowings	(157,489)	(32)
Proceeds (payments) on short-term borrowings - net	(79,382)	38,317
Debt issuance costs	(21,023)	-
Dividends paid	(1,893)	(5,618)
Options exercised	148	363
Treasury stock purchased	-	(41,498)
Net cash provided by (used for) financing	241,595	(8,468)

Effect of exchange rate changes on cash	45	(62)

Net increase in cash and cash equivalents	25,351	3,189

Balance at beginning of period	13,983	10,097
Balance at end of period	$39,334	$13,286

Supplemental cash flow information:
Interest paid	$15,696	$8,748
Income taxes paid	$4,612	$30,511

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income
For the Quarter and Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net earnings	$12,439	$12,298	$36,920	$49,818

Other comprehensive income (loss):
Hedging activities - net of income taxes	(1,562)	-	(1,773)	-
Foreign currency translation adjustments	3,956	(476)	(1,577)	(1,230)

Total other comprehensive income (loss)	2,394	(476)	(3,350)	(1,230)

Comprehensive income	$14,833	$11,822	$33,570	$48,588

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Nine Months Ended September 30, 2001 and 2000

1.  Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the quarters and nine months ended September 30, 2001 and 2000 and the financial position at September 30, 2001. The interim results are not necessarily indicative of results for a full year and do not contain information included in the company's annual consolidated financial statements and notes for the year ended December 31, 2000. The consolidated balance sheet as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report.

Net sales for the quarter and nine months ended September 30, 2000 have been restated to reflect the adoption of EITF
99-19, "Reporting Revenues Gross as a Principal versus Net as an Agent." The impact of this restatement was to reclassify costs formerly reported as a component of net sales to cost of goods sold. The amounts reclassified were $3,684 and $11,826 for the third quarter and nine-month period ended September 30, 2000, respectively.

All dollar amounts, except per share amounts, are in thousands of dollars throughout these notes unless otherwise indicated.

2.  Inventories

The components of inventory at September 30, 2001 and December 31, 2000 are summarized as follows:

	Sept. 30, 2001	Dec. 31, 2000
Components:
Raw materials	$52,266	$33,935
Work-in-process	52,026	32,914
Finished goods	68,211	45,880

Total inventories at FIFO costs	172,503	112,729

Excess of FIFO costs over LIFO value	(21,511)	(21,551)

Total inventories	$150,992	$91,178

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 76% and 57% of total inventory at September 30, 2001 and December 31, 2000, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

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

Recent estimates indicate that the remaining costs to clean up the Site are nominal. However, the ultimate allocation of costs for the Site is not yet final. Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter. Expenses charged against this reserve during the third quarter and first nine months of 2001 and 2000 in connection with this matter were not significant. Remediation work at the Site has been substantially completed, with only long-term pumping and treating of ground water and Site maintenance remaining. The remaining estimated liability for this matter, included in other current and non-current liabilities at September 30, 2001, is $1.2 million.

As of September 30, 2001, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retentions of $0.1 million for Potain Crane accidents; $1.0 million for all other Crane accidents; $1.0 million for Foodservice accidents occurring during 1990 to 1996; and $0.1 million for Foodservice accidents occurring during 1997 to 2001. The insurer's contribution is limited to $50.0 million.

Product liability reserves included in accounts payable and accrued expenses at September 30, 2001 were $10.5 million; $4.5 million reserved specifically for the cases referenced above, and $6.0 million for claims incurred but not reported which were estimated using actuarial methods. As of September 30, 2001, the highest reserve for an insured claim is $0.9 million. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.

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

4.  Stockholders' Equity

The board of directors of the company previously authorized the repurchase of up to 2.5 million shares of common stock at management's discretion. As of September 30, 2001, the company had purchased approximately 1.9 million shares at a cost of $49.8 million pursuant to this authorization. There were no common stock repurchases made during the first nine months of 2001.

In February 2001, the board of directors adopted a resolution to pay cash dividends annually rather than quarterly. The board of directors also resolved that it would determine the amount and timing of the annual dividend at its regular fall meeting each year. On October 22, 2001, the board of directors declared a common stock dividend of 22.5 cents per share, payable on December 7, 2001. This dividend, combined with the 7.5 cents per share dividend declared in February 2001, will bring the total dividends to be paid in 2001 to 30 cents per share.

5.  Earnings Per Share

The following is a reconciliation of the earnings and average shares outstanding used to compute basic and diluted earnings per share.
	Quarter Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Earnings:
Earnings from continuing operations	$12,439	$12,298	$40,244	$49,818
Extraordinary loss from debt extinguishment, net	-	-	(3,324)	-
Net earnings	$12,439	$12,298	$36,920	$49,818

Basic weighted average common shares outstanding	24,269,153	24,638,599	24,265,752	25,069,860
Effect of dilutive securities - stock options	253,371	46,140	273,673	84,366
Diluted weighted average common shares outstanding	24,522,524	24,684,739	24,539,425	25,154,226

Basic earnings per share:
Earnings from continuing operations	$0.51	$0.50	$1.66	$1.99
Extraordinary loss from debt extinguishment, net	-	-	(0.14)	-
Net earnings	$0.51	$0.50	$1.52	$1.99

Diluted earnings per share:
Earnings from continuing operations	$0.51	$0.50	$1.64	$1.98
Extraordinary loss from debt extinguishment, net	-	-	(0.13)	-
Net earnings	$0.51	$0.50	$1.51	$1.98

6.  Long-term Debt

During the second quarter of 2001, in connection with the company's acquisition of Potain SA (see Note 7), the company restructured its long-term debt by entering into a $475 million senior credit facility (the "Senior Credit Facility") and issuing Euro 175 million (U.S. $156 million, as of May 9, 2001) aggregate principal amount of the company's 10-3/8% Senior Subordinated Notes due 2011 (the "Notes").

The Senior Credit Facility, comprised of a $125 million revolving credit facility and term loans aggregating $350 million, requires the company to meet specified financial tests, including various debt and cash flow ratios, and contains customary covenants, including covenants that limit the company's and its subsidiaries' ability to prepay principal, redeem or repurchase the Notes, incur additional debt, merge with other entities, make acquisitions, pay dividends, make distributions, repurchase capital stock, make investments or advances, create or become subject to liens and make capital expenditures.

Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of the base rate or a Eurodollar rate plus an applicable margin, which is based on the company's consolidated leverage ratio. The company will also pay agency fees and commitment fees on the unused portion of the Senior Credit Facility.

The Notes are unsecured obligations of the company, ranking subordinate in right of payment to all senior debt of the company and are fully and unconditionally guaranteed by the company's domestic subsidiaries (the "Guarantor Subsidiaries"). The Notes include covenants similar to the Senior Credit Facility described above.

In connection with its long-term debt restructuring, the company incurred an extraordinary loss of $3,324 (net of income tax benefit of $2,216) resulting from a prepayment penalty due to the payment of its then existing credit facilities and the write-off of the related unamortized financing fee.

The company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. As of September 30, 2001, the company had outstanding two interest rate swap agreements, having a total notional principal amount of $187.5 million. The interest rate swaps are designated as a cash flow hedge instrument based upon the criteria established by SFAS No. 133. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss due to a change in fair value is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The fair value of these arrangements, which represents the costs to settle these contracts, approximates a loss of $1.8 million at September 30, 2001.

7.  Acquisition of Potain and Subsidiary Guarantors

On May 9, 2001, the company, through its subsidiary Manitowoc France SAS, acquired from Legris Industries SA all of the outstanding capital stock of Potain SA ("Potain") for $307.1 million, subject to a post-closing adjustment for Potain's net income from January 1, 2001 through the closing date. Potain is a leading designer, manufacturer and supplier of tower cranes for the building and construction industry.

The acquisition of Potain, whose operations are included in the company's financial statements as of May 9, 2001, has been recorded using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. The preliminary estimate of the excess of the cost over the fair value of the net assets acquired is $194.8 million, the amortization of which will cease effective January 1, 2002 (see Note 8). Pro forma consolidated net sales, net earnings, basic earnings per share and diluted earnings per share were $929.1 million, $28.1 million, $1.16 and $1.14, respectively, for the nine-month period ended September 30, 2001. The pro forma financial information assumes the Potain acquisition occurred on January 1, 2001. Comparable prior year nine-month pro forma information is not available as the Potain books and records were maintained under French GAAP, however, U.S. GAAP reconciled net sales and net income for Potain for the year ended December 31, 2000 were $260.0 million and $15.8 million, respectively.

The following condensed consolidating financial statements illustrate the composition of The Manitowoc Company, Inc. ("Parent"), the Guarantor Subsidiaries and the company's non-domestic subsidiaries ("Non-Guarantor Subsidiaries") for the balance sheet as of September 30, 2001, the statement of earnings for the quarter and nine-month period ended September 30, 2001 and the statement of cash flows for the nine-months ended September 30, 2001. Separate financial statements of the respective Guarantor Subsidiaries are not provided because the company believes separate financial statements would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Quarter Ended September 30, 2001
(Unaudited)
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$227,463	$73,548	$-	$301,011
Costs and expenses:
Cost of sales	-	167,634	55,239	-	222,873
Engineering, selling and administrative	2,887	28,055	9,949	-	40,891
Amortization expense	21	2,203	1,252	-	3,476
Total costs and expenses	2,908	197,892	66,440	-	267,240

Earnings (loss) from operations	(2,908)	29,571	7,108	-	33,771

Other income (expense):
Interest expense	(11,238)	(357)	(767)	-	(12,362)
Management fee income (expense)	3,384	(3,384)	-	-	-
Other expense - net	(314)	(124)	(239)	-	(677)
Total other income (expense)	(8,168)	(3,865)	(1,006)	-	(13,039)

Earnings before taxes on income and equity in earnings of subsidiaries	(11,076)	25,706	6,102	-	20,732

Provision (benefit) for taxes on income	(4,075)	9,556	2,812	-	8,293

Equity in earnings of subsidiaries	19,440	-	-	(19,440)	-

Net earnings	$12,439	$16,150	$3,290	$(19,440)	$12,439

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Nine Months Ended September 30, 2001
(Unaudited)
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$697,341	$131,255	$-	$828,596
Costs and expenses:
Cost of sales	-	515,359	99,295	-	614,654
Engineering, selling and administrative	9,033	86,043	17,120	-	112,196
Amortization expense	315	6,662	1,966	-	8,943
Total costs and expenses	9,348	608,064	118,381	-	735,793

Earnings (loss) from operations	(9,348)	89,277	12,874	-	92,803

Other income (expense):
Interest expense	(23,030)	(1,505)	(767)	-	(25,302)
Management fee income (expense)	10,207	(10,207)	-	-	-
Other expense - net	(698)	(238)	(281)	-	(1,217)
Total other income (expense)	(13,521)	(11,950)	(1,048)	-	(26,519)

Earnings before taxes on income, equity in earnings of subsidiaries and extraordinary loss	(22,869)	77,327	11,826	-	66,284

Provision (benefit) for taxes on income	(8,542)	29,110	5,472	-	26,040

Equity in earnings of subsidiaries	54,571	-	-	(54,571)	-

Earnings before extraordinary loss	40,244	48,217	6,354	(54,571)	40,244

Extraordinary loss on debt extinguishment, net of income tax benefit of $2,216	(3,324)	-	-	-	(3,324)

Net earnings	$36,920	$48,217	$6,354	$(54,571)	$36,920

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Balance Sheet
as of September 30, 2001
(Unaudited)
(In thousands)
				Non-
		Guarantor		Guarantor
	Parent	Subsidiaries		Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$25,874	$(2,260	) $	15,720	$-		$39,334
Marketable securities	2,125	-		-	-		2,125
Accounts receivable	273	91,539		74,691	-		166,503
Inventories	-	75,754		75,238	-		150,992
Other current assets	80	8,051		1,753	-		9,884
Future income tax benefits	21,912	-		4,762	-		26,674
Total current assets	50,264	173,084		172,164	-		395,512

Intangible assets - net	20,955	304,156		199,379	-		524,490
Other non-current assets	2,943	26,593		13,209	-		42,745
Property, plant and equipment - net	4,789	95,282		76,187	-		176,258
Equity in affiliates	928,368	-		-	(928,368)		-
Total assets	$1,007,319	$599,115		$460,939	$(928,368	) $	1,139,005

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$40,323	$153,727		$93,390	$-		$287,440
Current portion long-term debt	37,020	-		7,003	-		44,023
Short-term borrowings	-	-		-	-		-
Product warranties	-	14,201		2,151	-		16,352
Total current liabilities	77,343	167,928		102,544	-		347,815

Non-Current Liabilities:
Long-term debt, less current portion	450,919	-		11,767	-		462,686
Postretirement health benefits obligation	1,054	19,781		3,029	-		23,864
Intercompany payable/(receivable) - net	206,391	(219,072)		12,681	-		-
Other non-current liabilities	6,016	5,047		27,981	-		39,044
Total non-current liabilities	664,380	(194,244)		55,458	-		525,594

Stockholders' Equity	265,596	625,431		302,937	(928,368)		265,596

Total liabilities and stockholders' equity	$1,007,319	$599,115		$460,939	$(928,368	) $	1,139,005

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2001
(Unaudited)
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$72,739	$2,331	$10,411	$85,481

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	(955)	(283,804)	(284,759)
Capital expenditures	(1,318)	(8,863)	(7,236)	(17,417)
Proceeds from sale of property, plant, and equipment	--	487	--	487
Purchase of temporary investments - net	(81)	--	--	(81)
Intercompany investments	(287,271)	--	287,271	--
Net cash provided by (used for) investing	(288,670)	(9,331)	(3,769)	(301,770)

Cash Flows from Financing:
Proceeds from long-term borrowings	345,116	--	--	345,116
Proceeds from senior subordinated notes	156,118	--	--	156,118
Payments on long-term borrowings	(156,117)	--	(1,372)	(157,489)
Proceeds (payments) on short-term borrowings - net	(83,788)	--	4,406	(79,382)
Debt issuance costs	(21,023)	--	--	(21,023)
Dividends paid	(1,893)	--	--	(1,893)
Options exercised	148	--	--	148
Net cash provided by (used for) financing	238,561	--	3,034	241,595

Effect of exchange rate changes on cash	--	--	45	45

Net increase (decrease) in cash
and cash equivalents	22,630	(7,000)	9,721	25,351

Balance at beginning of period	3,279	4,740	5,964	13,983
Balance at end of period	$25,874	$(2,260)	$15,720	$39,334

8.  Recent Accounting Pronouncements

 In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" to establish accounting and reporting standards for business combinations, goodwill and intangible assets. Under SFAS No. 142, effective January 1, 2002, amortization of goodwill recorded on the company's books will cease (goodwill for the first nine months of 2001 was $8,943). After January 1, 2002, goodwill will be subject to an annual assessment for impairment, using a fair value based test. An impairment loss would be reported as a reduction to goodwill and a charge to operating expense, except at the transition date. The company is in the process of evaluating the impact of SFAS No. 141 and SFAS No. 142 on its financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does not expect SFAS No. 143 to have a material effect on its consolidated financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 generally establishes a standard frame work from which to measure impairment of long-lived assets and expands the APB 30 discontinued operations income statement presentation to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The company does not expect SFAS 144 to have a material effect on its consolidated financial position or cash flows.

9.  Business Segments

The company determines its segments based upon the internal organization that is used by management to make operating decisions and assess performance. Based upon this approach, the company has three reportable segments: Foodservice Equipment (Foodservice), Cranes and Related Products (Cranes), and Marine Operations (Marine).

Information about reportable segments and a reconciliation of total segment sales and profits to the consolidated totals for the quarters and first nine months ending September 30, 2001 and 2000 are summarized in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", to this report on Form 10-Q. As of September 30, 2001 and December 31, 2000, the total assets by segment were as follows:

	September 30, 2001	December 31, 2000

Foodservice	$376,098	$359,196
Cranes	597,116	171,867
Marine	86,842	75,757
General corporate	78,949	35,710

Total	$1,139,005	$642,530

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Results of Operations for the Quarter and Nine Months Ended September 30, 2001 and 2000

Net sales and earnings from operations by business segment for the quarter and first nine months ended September 30, 2001 and 2000 are shown below (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net Sales:
Foodservice products	$103,781	$115,778	$321,480	$330,654
Cranes and related products	152,443	87,190	369,847	290,731
Marine	44,787	11,563	137,269	42,565
Total	$301,011	$214,531	$828,596	$663,950

Earnings (Loss) From Operations:
Foodservice products	$15,788	$15,746	$46,683	$50,215
Cranes and related products	19,371	12,847	48,697	50,314
Marine	4,976	809	15,399	6,050
General corporate expense	(2,888)	(3,034)	(9,033)	(8,987)
Amortization	(3,476)	(2,087)	(8,943)	(6,074)
Total	33,771	24,281	92,803	91,518

Other Income (Expense) - Net	(13,039)	(4,604)	(26,519)	(11,810)

Earnings Before Taxes on Income and Extraordinary Loss	$20,732	$19,677	$66,284	$79,708

Net sales increased 40.3 % to $301.0 million for the third quarter of 2001, from $214.5 million for the same period in 2000. The increase in revenues was due to the Marinette Marine Corporation ("Marinette") and Potain acquisitions. Internal sales growth was down 5.9% compared to the third quarter of last year. Earnings for the quarter were $12.4 million, or $0.51 per diluted share, compared with $12.3 million, or $0.50 per diluted share in the third quarter of 2000. Excluding the acquisitions, earnings dropped 4.6%. EVA totaled $5.1 million for the third quarter, compared with $6.6 million for the same period a year ago.

For the first nine months of 2001, net sales increased 24.8% to $828.6 million from $664.0 million for the same period in 2000. Earnings, excluding the extraordinary loss of $3.3 million (net of income tax benefit) for prepayment of the company's then existing credit facilities related to its long term debt restructuring in connection with Potain, were $40.2 million, or $1.64 per diluted share, compared with $49.8 million, or $1.98 per diluted share, for the comparable period in 2000. Including the extraordinary loss of $3.3 million, net earnings for the first nine months of 2001 were $36.9 million or $1.51 per diluted share. EVA was $17.9 million for the first nine months of 2001, compared with $30.8 million for the same period one year ago.

For the third quarter ended September 30, 2001 the Foodservice segment reported sales of $103.8 million, a 10.4% decline from the same period last year. The decline in revenues is due to the continued softness in the Foodservice market and the immediate economic effects of the events on September 11. Despite the drop in sales, operating earnings were flat at $15.8 million. This is the result of the operational improvements and cost cutting strategies that were previously implemented. Operating margins improved to 15.2%, up more than 1.5 points when compared to the third quarter of 2000. For the first nine months of 2001 sales and operating earnings were $321.5 million and $46.7 million, respectively. This compares to sales and operating earnings of $330.7 million and $50.2 million for the first nine months of 2000.

Cranes and related products sales for the third quarter were $152.4 million, up from $87.2 million for the third quarter of 2000. Operating earnings were $19.4 million, compared to $12.8 million for the third quarter of 2000. The increase in sales was the result of the Potain acquisition completed during the second quarter. Without this acquisition, sales and operating earnings would have decreased by 4.1% and 11.5%, respectively, compared to the same quarter last year due to the continued softness in the crane market. The company's consolidation of its boom-truck operations is making progress against plan, and boom-truck inventory is expected to continue to decrease over the coming quarter as a result of the consolidation. Total Crane segment backlog stood at $94.2 million at the end of the third quarter of 2001, compared to $111 million at the end of the same period last year. For the first nine months of 2001, Cranes' sales were $369.8 million, compared to $290.7 million for the first nine months of 2000. Operating earnings were $48.7 million compared to $50.3 million for the same period in 2000.

Marine segment sales and operating earnings for the third quarter were $44.8 million and $5.0 million, respectively, compared with $11.6 million and $0.8 million for the same period in 2000. The company's acquisition of Marinette in the fourth quarter of 2000 accounted for most of the sales and earnings increase. Excluding Marinette's results, sales and operating earnings still increased by 26.0% and 10.8%, respectively due to an increase in repair work. The Marine segment's operating margin of 11.1% was up 4.1 points from the third quarter of 2000, even though Marinette's project work, which historically has lower margins, represents almost two-thirds of this segment's sales. For the first nine months of 2001, sales and operating earnings for this segment were $137.3 million and $15.4 million, respectively, compared with $42.6 million and $6.1 million for 2000. During the third quarter the company was awarded contracts to build two double-hull tug/barges for Vessel Management Services, Inc. as well as three state-of-the-art ferries for New York City's Staten Island.

Interest expense for the nine months ended September 30, 2001 was $25.3 million, compared to $10.5 million for the same period last year. The increase in interest expense is due to the additional debt incurred to fund the Potain and Marinette acquisitions and higher interest rates on the new credit facility.

The effective tax rate for the first nine months of 2001 is approximately 39%, compared with 37.5% for the first nine months of 2000. The increase is attributed to the higher foreign tax rates related to the Potain acquisition.

Financial Condition at September 30, 2001

Cash flow from operations was positive in the first nine months of 2001, totaling $85.5 million compared with cash from operations of $69.4 million in the first nine months of 2000. This increase was the result of changes in working capital amounts. Due to the strong levels of cash from operations, the company was able to pay down an additional $16.25 million in debt beyond required debt payment levels. Total funded debt was $506.7 million at September 30, 2001, representing a debt-to-capital ratio of 65.7% at September 30, 2001, as compared to 48.4% at December 31, 2000. This increase was primarily due to the additional debt incurred to fund the Potain acquisition.

For information regarding the company's financing arrangements entered into in connection with the Potain acquisition, see Note 6 of Notes to Unaudited Consolidated Financial Statements.

Acquisitions

As described in Note 6 of Notes to Unaudited Consolidated Financial Statements, on May 9, 2001, the company acquired from Legris Industries SA all of the outstanding capital stock of Potain.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may include forward-looking statements based on management's current expectations. Reference is made in particular to the description of the company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements in this report. Such forward-looking statements generally are identifiable by words such as "anticipates," "believes," "intends," "estimates," "expects" and similar expressions.

These statements involve a number of risks and uncertainties and must be qualified by factors that could cause results to be materially different from what is presented here. This includes the following factors for each business segment:

Foodservice - demographic information affecting two-income families and general population growth; household income; weather; diseases; consolidations within restaurant and foodservice equipment industries; global expansion of customers; actions of competitors; the commercial ice-machine replacement cycle in the United States; specialty foodservice market growth; future strength of the beverage industry; and the demand for quick-service restaurants and kiosks.

Cranes - market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; the ability of the company to effectively integrate Potain; growth in the world market for heavy cranes; actions of competitors; the replacement cycle of technologically obsolete cranes; demand for used equipment in developing countries; and foreign exchange rate risk.

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

Corporate - changes in laws and regulations; successful identification and integration of acquisitions; competitive pricing; domestic and international economic conditions; changes in the interest rate environment; impact of increased leverage with the Potain acquisition; and success in increasing manufacturing efficiencies.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" to establish accounting and reporting standards for business combinations, goodwill and intangible assets. Under SFAS No. 142, effective January 1, 2002, amortization of goodwill recorded on the company's books will cease (goodwill for the first nine months of 2001 was $8,943). After January 1, 2002, goodwill will be subject to an annual assessment for impairment, using a fair value based test. An impairment loss would be reported as a reduction to goodwill and a charge to operating expense, except at the transition date. The company is in the process of evaluating the impact of SFAS No. 141 and SFAS No. 142 on its financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does not expect SFAS No. 143 to have a material effect on its consolidated financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 generally establishes a standard frame work from which to measure impairment of long-lived assets and expands the APB 30 discontinued operations income statement presentation to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The company does not expect SFAS 144 to have a material effect on its consolidated financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of the company's Annual Report on Form 10-K for the year ended December 31, 2000. Other than the foreign exchange risk and related financing associated with the Potain acquisition, the company's market risk disclosures have not materially changed since that report was filed. Potain has significant manufacturing operations and assets in France, Germany, Italy, Spain, Portugal and China. With the Potain acquisition, the company expects that less than 20% of its 2001 annual consolidated operating income will be impacted by movements in current exchange rates between the U.S. dollar and the Euro and, to a lesser extent, the French Franc, German Mark, Italian Lira, and Singapore Dollar.

Foreign Exchange Risk

The company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the company's major markets which include the Euro, French Franc, German Mark, Italian Lira, British Pound, Japanese Yen and Singapore Dollar. At September 30, 2001, the company had outstanding various foreign exchange rate hedge contracts. The fair value of these, which represents the costs to settle these contracts, approximates a gain of $0.1 million at September 30, 2001.

Interest Rate Risk

The company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). At September 30, 2001, the company had outstanding two interest rate swap agreements with a total notional principal amount of $187.5 million. The fair market value of these arrangements, which represents the costs to settle these contracts, approximates a loss of $1.8 million at September 30, 2001. Based on the nature of its exposure, the company believes a shift in interest rates will not have a material effect on its consolidated financial position or cash flows.

PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: See exhibit index following the signatures on this Report, which is incorporated herein by reference.

(b)  Reports on Form 8-K: None.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANITOWOC COMPANY, INC.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
President and Chief Executive Officer

/s/ Glen E. Tellock
Glen E. Tellock
Senior VP and Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
General Counsel and Secretary

November 8, 2001

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2001

Exhibit No.	Description	Filed Herewith

10	The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan) effective July 4, 1993, as amended October 22, 2001	X

*  Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.

 ################################################## Document Number: 2 File Name: eva10-01.txt Type: EX-10 Description: AMENDED MANAGEMENT INCENTIVE PLAN ################################################## MANAGEMENT INCENTIVE COMPENSATION PLAN ECONOMIC VALUE ADDED (EVA) BONUS PLAN AS AMENDED OCTOBER 22, 2001 ARTICLE I STATEMENT OF PURPOSE 1.1 The purpose of the Plan is to provide a system of incentive compensation which will promote the maximization of shareholder value over the long term. In order to align management incentives with shareholder interests, incentive compensation will reward the creation of value. This Plan will tie incentive compensation to Economic Value Added ("EVA") and, thereby, reward management for creating value and penalize management for destroying value. 1.2 EVA is the performance measure of value creation. EVA reflects the benefits and costs of capital employment. Managers create value when they employ capital in an endeavor that generates a return that exceeds the cost of the capital employed. Managers destroy value when they employ capital in an endeavor that generates a return that is less than the cost of capital employed. By imputing the cost of capital upon the operating profits generated by a business group, EVA measures the total value created (or destroyed) by management. EVA = (Net Operating Profit After Tax - Capital Charge) 1.3 Each Plan Participant is placed in a classification. Each classification has a prescribed target bonus. The bonus earned in any one year is the result of multiplying the Actual Bonus Percentage times the Participant's base pay. Bonuses that fall within a pre-specified range will be fully paid out. Positive and negative bonuses falling outside this range are banked forward in the Participant's Bonus Bank, with one-third of the net positive balance paid out each year in cash. ARTICLE II DEFINITION OF EVA AND THE COMPONENTS OF EVA Unless the context provides a different meaning, the following terms shall have the following meanings. 2.1 "Participating Group" means a business division or group of business divisions which are uniquely identified for the purpose of calculating EVA and EVA based bonus awards. Some Participants' awards may be a mixture of two different Participating Groups. For the purpose of this plan, the Participating Groups are listed on Exhibit C. 2.2. "Capital" means the net investment employed in the operations of each Participating Group. The components of Capital are as follows: Gross Accounts Receivable (including trade A/R from another Manitowoc unit) Plus: FIFO Inventory Plus: Other Current Assets Less: Non-Interest Bearing Current Liabilities (NIBCL's-See Note 1) Plus: Net PP&E Plus: Other Operating Assets Plus: Capitalized Research & Development Plus: Goodwill acquired after July 3, 1993 Plus: Accumulated Amortization on Goodwill acquired after July 3, 1993 Plus (Less): Special Items (one-time) --------------------------------------------------------------------------- Equals: Capital Notes: (1) NIBCL's include trade A/P to another Manitowoc unit,but do not include the contingent liability associated with Bonus Banks. 2.3 Each component of Capital will be measured by computing an average balance based on the ending monthly balance for the twelve months of the Fiscal Year. 2.4 "Cost of Capital" or "C*" means the weighted average of the after tax cost of debt and equity for the year in question. The Cost of Capital will be reviewed annually and revised if it has changed significantly. Calculations will be carried to one decimal point. The cost of capital for the initial year is 12.6%. See Exhibit A. In subsequent plan years the methodology for the calculation of the Cost of Capital will be: a) Cost of Equity = Risk Free Rate + (Beta x Market Risk Premium) b) Debt Cost of Capital = Debt Yield x (1 - Tax Rate) c) The weighted average of the Cost of Equity and the Debt Cost of Capital is determined by reference to a projected debt to capital ratio of 40%. The Risk Free Rate is the average daily closing yield rate on 30 year U.S. Government Bonds for the month of December immediately preceding the Plan Year, the BETA is one, and the Market Risk Premium is 5%. The Debt Yield is the projected weighted average yield on the Company's long term obligations for the 12 month period ending December 31 of the Plan Year, and the tax rate is 39% for U.S. Companies, and the full statutory rate of the country where a foreign division or subsidiary is based. The debt to capital ratio, BETA, and Market Risk Premium should be reviewed at least every three years with the assistance of Stern Stewart. d) Short-term debt is to be treated as long-term for purposes of computing the cost of capital. 2.5 "Capital Charge" means the deemed opportunity cost of employing Capital in the business of each Participating Group. The Capital Charge is computed as follows: Capital Charge = Capital X Cost of Capital (C*) 2.6 "Net Operating Profit After Tax" or "NOPAT" "NOPAT" means the after tax cash earnings attributable to the capital employed in the Participating Group for the year in question. The components of NOPAT are as follows: Operating Earnings Plus: Increase (Decrease) in Capitalized R & D (See Note 1) Plus: Increase (Decrease) in Bad Debt Reserve Plus: Increase (Decrease) in Inventory Reserves Plus: Amortization of Goodwill acquired after July 3, 1993 Less: Other Expense (Excluding interest on debt) Plus: Other Income (Excluding investment income) Equals: Net Operating Profit Before Tax Less: Taxes (See Note 2) -------------------------------------------------- Equals: Net Operating Profit After Tax (1)Since R & D is Capitalized, the difference in the balance is the expensed amount for that year. (2) Taxes is assumed to be 39% of Net Operating Profit Before Tax. (For exceptions see 2.4(c)). 2.7 "Economic Value Added" or "EVA" means the NOPAT that remains after subtracting the Capital Charge, expressed as follows: NOPAT Less: Capital Charge ------------------------ Equals: EVA EVA may be positive or negative. ARTICLE III DEFINITION AND COMPUTATION OF TARGET BONUS VALUE 3.1 "Actual EVA" means the EVA as calculated for each Participating Group for the year in question. 3.2 "Target EVA" means the level of EVA that is expected in order for the Participating Group to receive the Target Bonus Value. The Target EVA for the first year is set at the expected EVA for the year prior to the first year of the plan after adjusting for inventory write-offs, Manitex relocation, FAS 106 and 109 and the $5 million product liability settlement (except for $1.2 million). After the first year, the Base-Line EVA is revised according to the following formula: Target EVA = Last Year's Actual EVA + Expected Improvement in EVA "Expected Improvement in EVA" means the constant EVA improvement that is added to shift the target up each year. This is determined by the expected growth in EVA per year. See Exhibit B for the Expected Improvement for each Participating Group. 3.3 "Target Bonus Value" means the "Target Bonus Percentage" times a Participant's base pay. 3.4 "Target Bonus Percentage" is determined by a Participant's classification as shown on Exhibit B. 3.5 "Actual Bonus Value" means the bonus earned (*) by a Participant and is computed as the Actual Bonus Percentage times a Participant's base pay. 3.6 "Actual Bonus Percentage" is determined by multiplying the Target Bonus Percentage by the Bonus Performance Value. 3.7 "Bonus Performance Value" means the difference between the Actual EVA and the Target EVA divided by the Leverage Factor plus 1.0. 3.8 "Leverage Factor" is the negative (positive) deviation from Target EVA necessary before a zero (two times Target) bonus is earned. See Exhibit C for the Leverage Factor of each Participating Group. 3.9 A Participant's classification is determined by each business unit manager. They are subject to approval by the CEO and the Compensation Committee of the Board of Directors. * Note: A portion of the Actual Bonus Value may be placed in the Participants' Bonus Bank. See Article IV for details on the Bonus Bank. ARTICLE IV DESCRIPTION OF BONUS BANKS 4.1 Establishment of a Bonus Bank. To encourage a long-term commitment by Participants to the Company, a portion of exceptional bonuses (amounts above Target and negative bonuses) shall be credited to "at risk" deferred accounts ("Bonus Banks"), with the level of payout contingent on sustained high performance and improvements and continued employment as provided herein. 4.2 Although a Bonus Bank may, as a result of negative EVA, have a deficit, no Plan Participant shall be required, at any time, to reimburse his/her Bonus Bank. 4.3 "Bonus Bank" means, with respect to each Participant, a bookkeeping record of an account to which amounts are credited, or debited as the case may be, from time to time under the Plan and from which bonus payments to such Participant are debited. 4.4 "Bank Balance" means, with respect to each Participant, a bookkeeping record of the net balance of the amounts credited to and debited against such Participant's Bonus Bank. A Participant's Bank Balance shall initially be equal to zero. 4.5Payout Rule: If the Bank Balance entering the Plan Year is zero or positive, then 1) Pay any positive bonus earned up to the "Target Bonus Value", 2) Add any unpaid portion of the bonus earned (including negative bonuses) to the Bonus Bank, 3) Pay out 1/3 of any Positive Bank Balance 4) Carry the remaining Bank Balance forward to the next year. If the Bank Balance entering the Plan Year is negative, then 1) Pay 1/2 of the positive bonus earned up to the "Target Bonus Value", 2) Add any unpaid portion of the bonus earned (including negative bonuses) to the Bonus Bank, 3) Pay out 1/3 of any Positive Bank Balance, 4) Carry the remaining Bank Balance forward to the next year. 4.6 A Participant may elect to withdraw, in cash, all or a portion of the Bank Balance. The amount available for such withdrawal is the lesser of the ending Bank Balance of the applicable year or the Bank Balance at the end of the third prior year. ARTICLE V Plan Participation, Transfers and Terminations 5.1 Participant Group. The Committee will have sole discretion in determining who shall participate in the EVA Bonus Plan. Employees designated for Plan participation by the Committee shall be management or highly compensated employees. In order for a Participant to receive or be credited with his or her Actual Bonus Value for a Plan Year, the Participant must have (I) remained employed by the Company or an affiliate through the last day of such Plan Year, (ii) terminated employment with the Company during the Plan Year at or after age fifty-five, for any reason, (iii) suffered a disability within the meaning of Section 5.3 during the Plan Year, or (iv) died during the Plan Year. In all other cases of termination of employment prior to the last day of the Plan Year, a Participant shall not be entitled to any Actual Bonus Value for such Plan Year. 5.2 Transfers. A Participant who transfers his employment from one Participating Unit of the Company to another shall retain his Bonus Bank and will be eligible to receive future EVA Plan Awards in accordance with the provisions of the EVA Plan. Any positive Bonus Bank balance would payout in full as soon as is practical. 5.3 Retirement or Disability. A Participant who terminates employment with the Company, at or after age fifty-five, for any reason ("retirement"), or suffers a "disability," as such term is defined in the Company's long-term disability benefits program, while in the Company's employ shall be eligible to receive the balance of their Bonus Bank. In the case of retirement, the Participant will receive any positive bank balance in the year immediately following their retirement. In the case of disability while in the Company's employ, the Participant will receive their balance as soon as practical after qualifying for benefit payments under the Company's long-term disability benefits program. 5.4 Involuntary Termination Without Cause or Death. A Participant who is Terminated without cause or who dies shall receive any positive Bonus Bank balance. Such payments will be made as soon as is practical. 5.5 Voluntary Termination. In the event that a Participant voluntarily terminates employment with the Company, the right of the Participant to their Bonus Bank shall be forfeited unless a different determination is made by the Committee. 5.6 Involuntary Termination for Cause. In the event of termination of employment for cause, the right of the Participant to the Bonus Bank shall be determined by the Committee. "Cause" shall mean: (i) any act or acts of the Participant constituting a felony under the laws of the United States, any state thereof or any foreign jurisdiction; (ii) any material breach by the Participant of any employment agreement with the Company or the policies of the Company or the willful and persistent (after written notice to the Participant) failure or refusal of the Participant to comply with any lawful directives of the Board; (iii) a course of conduct amounting to gross neglect, willful misconduct or dishonesty; or (iv) any misappropriation of material property of the Company by the Participant or any misappropriation of a corporate or business opportunity of the Company by the Participant. 5.7 Breach of Agreement. Notwithstanding any other provision of the Plan or any other agreement, in the event that a Participant shall breach any non- competition agreement with the Company or breach any agreement with respect to the post-employment conduct of such Participant, the Bonus Bank held by such Participant shall be forfeited. 5.8 No Guarantee. Participation in the Plan provides no guarantee that a payment under the Plan will be paid. Selection as a Participant is no guarantee that payments under the plan will be paid or that selection as a Participant will be made in the subsequent Calendar Year. ARTICLE VI General Provisions. 6.1 Withholding of Taxes. The Company shall have the right to withhold the amount of taxes, which in the determination of the Company, are required to be withheld under law with respect to any amount due or paid under the Plan. 6.2 Expenses. All expenses and costs in connection with the adoption and administration of the plan shall be borne by the Company. 6.3 No prior Right or Offer. Except and until expressly granted pursuant to the Plan, nothing in the Plan shall be deemed to give any employee any contractual or other right to participate in the benefits of the Plan. 6.4 Claims for Benefits. In the event a Participant (a "claimant") desires to make a claim with respect to any of the benefits provided hereunder, the claimant shall submit evidence satisfactory to the Committee of facts establishing his entitlement to a payment under the Plan. Any claim with respect to any of the benefits provided under the Plan shall be made in writing within ninety (90) days of the event which the claimant asserts entitles him to benefits. Failure by the claimant to submit his claim within such ninety (90) day period shall bar the claimant from any claim for benefits under the Plan. 6.5 In the event that a claim which is made by a claimant is wholly or partially denied, the claimant will receive from the Committee a written explanation of the reason for denial and the claimant or his duly authorized representative may appeal the denial of the claim to the Committee at any time within ninety (90) days after the receipt by the claimant of written notice from the Committee of the denial of the claim. In connection therewith, the claimant or his duly authorized representative may request a review of the denied claim; may review pertinent documents; and may submit issues and comments in writing. Upon receipt of an appeal, the Committee shall make a decision with respect to the appeal and, not later than sixty (60) days after receipt of a request for review, shall furnish the claimant with a decision on review in writing, including the specific reasons for the decision written in a manner calculated to be understood by the claimant, as well as specific reference to the pertinent provisions of the Plan upon which the decision is based. In reaching its decision, the Committee shall have complete discretionary authority to determine all questions arising in the interpretation and administration of the Plan, and to construe the terms of the Plan, including any doubtful or disputed terms and the eligibility of a Participant for benefits. 6.6 Action Taken in Good Faith; Indemnification. The Committee may employ attorneys, consultants, accountants or other persons and the Company's directors and officers shall be entitled to rely upon the advice, opinions or valuations of any such persons. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon all employees who have received awards, the Company and all other interested parties. No member of the Committee, nor any officer, director, employee or representative of the Company, or any of its affiliates acting on behalf of or in conjunction with the Committee, shall be personally liable for any action, determination, or interpretation, whether of commission or omission, taken or made with respect to the Plan, except in circumstances involving actual bad faith or willful misconduct. In addition to such other rights of indemnification as they may have as members of the Board, as members of the Committee or as officers or employees of the Company, all members of the Committee and any officer, employee or representative of the Company or any of its subsidiaries acting on their behalf shall be fully indemnified and protected by the Company with respect to any such action, determination or interpretation against the reasonable expenses, including attorneys' fees actually and necessarily incurred, in connection with the defense of any civil or criminal action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or an award granted thereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by Company ) or paid by them in satisfaction of a judgment in any action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that such person claiming indemnification shall in writing offer the Company the opportunity, at its own expense, to handle and defend the same. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit or proceeding shall be paid by the Company in advance of the final disposition of such action, suit or proceeding if such person claiming indemnification is entitled to be indemnified as provided in this Section. 6.7 Rights Personal to Employee. Any rights provided to an employee under the Plan shall be personal to such employee, shall not be transferable (except by will or pursuant to the laws of descent or distribution), and shall be exercisable, during his lifetime, only by such employee. 6.8 Upon termination of the Plan or suspension for a period of more than 90 days, the Bank Balance of each Participant shall be distributed as soon as practicable but in no event later than 90 days from such event. The Committee, in its sole discretion, may accelerate distribution of the Bank Balance, in whole or in part, at any time without penalty. 6.9 Non-Allocation of Award. In the event of a suspension of the Plan in any Plan Year, as provided herein at Article VIII, Section 8, the Current Bonus for the subject Plan year shall be deemed forfeited and no portion thereof shall be allocated to Participants. Any such forfeiture shall not affect the calculation of EVA in any subsequent year. ARTICLE VII Limitations 7.1 No Continued Employment. Nothing contained herein shall provide any employee with any right to continued employment or in any way abridge the rights of the Company and its Participating Units to determine the terms and conditions of employment and whether to terminate employment of any employee. 7.2 No Vested Rights. Except as otherwise provided herein, no employee or other person shall have any claim of right (legal, equitable, or otherwise)to any award, allocation, or distribution or any right, title, or vested interest in any amounts in his Bonus Bank and no officer or employee of the Company or any Participating Group or any other person shall have any authority to make representations or agreements to the contrary. No interest conferred herein to a Participant shall be assignable or subject to claim by a Participant's creditors. The right of the Participant to receive a distribution hereunder shall be an unsecured claim against the general assets of the Company and the Participant shall have no rights in or against any specific assets of the Company as the result of participation hereunder. 7.3 Not Part of Other Benefits. The benefits provided in this plan shall not be deemed a part of any other benefit provided by the Company to its employees. The Company assumes no obligation to plan Participants except as specified herein. This is a complete statement, along with the Schedules and Appendices attached hereto, of the terms and conditions of the plan. 7.4 Other Plans. Nothing contained herein shall limit the Company or the Compensation Committee's power to grant bonuses to employees of the Company, whether or not Participants in this plan. 7.5 Limitations. Neither the establishment of the plan or the grant of an award hereunder shall be deemed to constitute an express or implied contract of employment for any period of time or in any way abridge the rights of the Company to determine the terms and conditions of employment or to terminate the employment of any employee with or without cause at any time. 7.6 Unfunded Plan. This Plan is unfunded and is maintained by the Company in part to provide deferred compensation to a select group of management and highly compensated employees. Nothing herein shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Company and any Participant. ARTICLE VIII Authority 8.1 Compensation Committee Authority. Except as otherwise expressly provided herein, full power and authority to interpret and administer this plan shall be vested in the Compensation Committee. The Compensation Committee may from time to time make such decisions and adopt such rules and regulations for implementing the Plan as it deems appropriate for any Participant under the Plan. Any decision taken by the Compensation Committee arising out of or in connection with the construction, ad- ministration, interpretation and effect of the Plan shall be final, conclusive and binding upon all Participants and any person claiming under or through them. 8.2 Board of Directors Authority. The Board shall be ultimately responsible for administration of the plan. References made herein to the "Compensation Committee" assume that the Board of Directors has created a Compensation Committee to administer the Plan. In the event a Compensation Committee is not so designated, the Board shall administer the Plan. The Board or its Compensation Committee, as appropriate, shall work with the CEO of the Company in all aspects of the administration of the Plan. ARTICLE IX Notice 9.1 Any notice to be given pursuant to the provisions of the Plan shall be in writing and directed to the appropriate recipient thereof at his business address or office location. ARTICLE X Effective Date 10.1 This Plan shall be effective as of July 4, 1993. ARTICLE XI Amendments 11.1 This Plan may be amended, suspended or terminated at any time at the sole discretion of the Board upon the recommendation of the Compensation Committee. Provided, however, that no such change in the Plan shall be effective to eliminate or diminish the distribution of any Award that has been allocated to the Bank of a Participant prior to the date of such amendment, suspension or termination. Notice of any such amendment, suspension or termination shall be given promptly to each Participant. ARTICLE XII Applicable Law 12.1 This Plan shall be construed in accordance with the provisions of the laws of the State of Wisconsin. Exhibit A ***************************************************************************** Calculation of the Cost of Capital Inputs Variables: Risk Free Rate = Average Daily closing yield on U.S. Government 30 Yr. Bonds (for the month of December preceding the Plan Year). Market Risk Premium = 5.0% (Fixed) Beta = One (Fixed) Debt/Capital Ratio = 40% (Fixed) b = Cost of Debt Capital (Projected & Weighted Average Yield on the Company's Long Term Debt Obligations). Marginal Tax Rate = 39.0% (Historical Average). However, for exceptions see 2.4(C) ***************************************************************************** Calculations: y = Cost of Equity Capital = Risk Free Rate + (Beta x Market Risk Premium) Weighted Average Cost of Capital = [Cost of Equity Capital x (1 - Debt/Capital Ratio)] + [Cost of Debt x (Debt/Capital Ratio) x (1 - Marginal Tax Rate)] c* = [y x (1 - Debt/Capital)] + [b x (Debt/Capital) x (1 - Marginal Tax Rate)] ***************************************************************************** Exhibit B Participant Target Bonus Classification Percentage I 60% II 50% III 40% IV 35% V 30% VI 25% VII 20% VIII 15% IX 10% X 5% XI 2% Exhibit C Participation Groups Expected Improvement in EVA Leverage Factor MANITOWOC ICE - MII 500,000 2,000,000 KOLPAK 350,000 1,000,000 MCCALL 450,000 500,000 KOLPAK MANUFACTURING 100,000 500,000 FOODSERVICE GROUP (1) 1,500,000 4,000,000 SERVEND 250,000 750,000 FOODSERVICE GROUP (2) 750,000 2,250,000 JOINT VENTURE (CHINA) 100,000 300,000 FOODSERVICE SEGMENT 1,000,000 3,500,000 MANITOWOC CRANES - MCC 1,000,000 3,000,000 RE-MANUFACTURING - MRI 50,000 150,000 FEMCO 200,000 600,000 NORTH CENTRAL CRANE - NCC 40,000 120,000 MTW EUROPE LTD ($)-MEL 75,000 225,000 MTW EUROPE LTD (POUNDS) 50,000 150,000 MCC GROUP (3) 1,500,000 4,000,000 CRAWLER CRANE GROUP (4) 1,100,000 3,400,000 AFTERMARKET GROUP (5) 1,200,000 3,600,000 MANITEX - MIT 500,000 1,000,000 WEST MANITOWOC 200,000 350,000 MARINE 150,000 750,000 CORPORATE 1,000,000 7,000,000 (1) Includes MII, Kolpak, McCall, & Kolpak Manufacturing (2) Includes MII and SerVend (3) Includes MCC, Femco, Re-Man, NCC, and MEL (4) Includes MCC, Re-Man, NCC, and MEL (5) Includes MCC and Femco