Form 10-K
period 2001-12-31
MANITOWOC CO INC
filed 2002-03-29
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ( X )    No  (   )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   (X)

     The Aggregate Market Value on February 27, 2001, of the registrant's Common Stock held by non-affiliates of the registrant was $858,443,854 based on the closing per share price of $35.35 on that date.

     The number of shares outstanding of the registrant's Common Stock as of February 27, 2001 the record date for determining shareholders entitled to vote at the Annual Meeting as well as the most recent practicable date, were 24,284,126.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of registrant's Annual Report to Shareholders for the year ended December 31, 2001 (the "2001 Annual Report"), are incorporated by reference into Parts I and II of this report. Portions of the registrant's Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders, dated May 7, 2002 (the "2002 Proxy Statement"), are incorporated by reference in Part III of this report.

     See Index to Exhibits.

PART I

Item 1.   Business

GENERAL

The Manitowoc Company, Inc. is a diversified industrial manufacturer with leading positions in its three principal markets: cranes; foodservice equipment; and marine services in the Great Lakes region. In our crane business, we design, manufacture and market a comprehensive line of crawler cranes, tower cranes and boom trucks with capacities ranging from 10 tons to 1,433 tons. Our cranes are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging. In our foodservice business, we design, manufacture and market full product lines of ice making machines, walk-in and reach-in refrigerator/freezers, fountain beverage delivery systems and other foodservice refrigeration products for the restaurant, lodging, convenience store and institutional foodservice markets. In our marine service business, we provide ship building, repair and maintenance services in the U.S. Great Lakes region. We own four shipyards and operate over 55% of the drydock capacity, based on footage, serving the U.S. Great Lakes commercial fleet. Our principal executive offices are located at 500 South 16th Street, Manitowoc, Wisconsin 54220.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

For information relating to the Company's lines of business and industry segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Eleven-Year Financial Summary," and Notes 1-15 to Consolidated Financial Statements on pages 24-34, 36-37, and 42-53, respectively, of the 2001 Annual Report, which are incorporated herein by reference.

PRODUCTS AND SERVICES

Cranes and Related Products

Our Crane segment designs and manufactures a diversified line of crawler- and truck-mounted lattice-boom cranes, and hydraulically powered telescopic boom trucks, which we sell under the "Manitowoc" name for use by the energy, petrochemical, construction, mining, pulp and paper and other industries. Our Crane segment also designs and manufactures a diversified line of top slewing and self-erecting cranes, which we sell under the "Potain" name, for use in construction and other industries primarily in Europe, Asia and the U.S. We also specialize in crane rebuilding and remanufacturing services, aftermarket replacement parts for cranes and excavators, and industrial repair and rebuilding services for metal-forming, scrapyard and recycling equipment, which we sell under the "Femco" name. Many of our customers purchase one crane together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Various crane models combined with available options have lifting capacities ranging from approximately 10 to 1,433 U.S. tons and excavating capacities ranging from 3 to 15 cubic yards. We also offer a line of scissor lift aerial platforms and other material handling equipment that are sold under the "Liftlux" and "TKD" names.

Lattice-boom cranes.     We market our lattice-boom crawler cranes through our subsidiary, Manitowoc Cranes, Inc., the largest manufacturer of lattice-boom crawlers in North America. Lattice-boom cranes consist of a lattice-boom, which is a fabricated, high-strength steel structure which weighs less and provides higher lifting capacities than a telescopic boom of similar length, mounted on a base which is either crawler- or truck-mounted. The lattice-boom design significantly reduces ground-bearing pressures enabling a lattice-boom crane to pick-and-carry virtually any rated load. The lattice-boom sections, together with the crane base, are transported to and erected at a project site.

We currently offer ten models of lattice-boom cranes with lifting capacities ranging from approximately 80 to 1,433 tons, which are used to lift material and equipment in a wide variety of applications and end markets, including heavy construction, bridge and highway, duty cycle and infrastructure and energy related projects. These cranes are also used by the crane rental industry, which serves all of the above industries.

Lattice-boom crawler cranes may be classified according to their lift capacity--low capacity and high capacity. Low capacity crawler cranes with 150-ton capacity or less are often utilized for general construction and duty cycle applications. We offer two models in this crane category: the Model 111, an 80-ton capacity, self-erecting crawler crane; and the Model 222, a 100-ton capacity, self-erecting crawler crane.

High capacity crawler cranes with greater than 150-ton capacity are utilized to lift materials in a wide variety of applications and are often utilized in heavy construction, energy-related, bridge and highway, and dockside applications. We offer five high-capacity models: the Model 777, a 175-ton capacity, self-erecting crawler crane; the Model 888, a 230-ton capacity, self- erecting crawler crane; the Model 999, a 275-ton capacity, self-erecting crawler crane; the Model 2250, a 300-ton capacity, self-erecting crawler crane; and the Model 21000, a 1,000-ton capacity liftcrane. The Model 999 is one of the largest self-erecting crawler cranes available and offers the industry's first ever, fully interchangeable crawler that can be mounted on either side of the crane base. This allows for shorter set up time, increased reliability and the opportunity to offer our customers the ability to expand their crane fleets at a lower cost.

In April 2001, we announced the upcoming introduction of the Model 555, a 150-ton limited duty- cycle lift crane. The first Model 555 crawler cranes were shipped to customers in the first quarter of 2002.

We also manufacture two lattice-boom, self-erecting truck cranes: the M-250T, a 300-ton capacity crane; and the Model 777T, a 220-ton capacity crane. These cranes serve the same markets as our high capacity, crawler cranes and differ from their crawler counterparts only to the extent that they are mounted onto a truck rather than a crawler, and can travel at highway speeds.

Crawler Crane Attachments.      Manitowoc Cranes offers customers various attachments that provide our cranes with greater capacity in terms of height, movement and lifting. Our principal attachments are: MAX-ER(TM) attachment, luffing jibs, tower attachments and RINGER(TM) attachments. The MAX-ER is a trailing, counterweight, heavy-lift attachment that dramatically improves the reach, capacity and lift dynamics of the basic crane to which it is mounted. It can be transferred between cranes of the same model for maximum economy and occupies less space than competitive heavy-lift systems. A luffing jib is a fabricated structure similar to, but smaller than, a lattice-boom. Mounted at the tip of a lattice-boom, a luffing jib easily adjusts its angle of operation permitting one crane with a luffing jib to make lifts at additional locations on the project site. It can be transferred between cranes of the same model to maximize utilization. A RINGER attachment is a high-capacity lift attachment that distributes load reactions over a large area to minimize ground-bearing pressure. It can also be more economical than transporting and setting up a larger crane.

During 2000, Manitowoc Cranes introduced several new attachments, including the MAX-ER 2000, which boosts the capacity of the Model 2250 lattice-boom crawler from 300 to 500 tons and the Model 21000 from 831 to 1,433 tons, while also providing over 600 feet of reach for the Model 2250 and 640 feet of reach 62 for the Model 21000. In April 2001, we introduced a 78.5-ton luffing jib for the Model 999, which will enable boom-and-jib combinations having a total reach of up to 480 feet.

Tower Cranes.      Potain designs and manufactures tower cranes utilized primarily in the building and construction industry. Tower cranes offer the ability to lift and place material more quickly and accurately than other types of lifting machinery without utilizing substantial square footage on the ground. Tower cranes include a stationary vertical tower and a horizontal jib with a counterweight, which is placed near the top of the vertical tower. A load carrying cable runs through a trolley which is on the jib, enabling the load to move along the jib. The jib rotates 360 degrees, which compensates for the crane's inability to move, thus increasing the crane's work area. Operators are primarily located where the jib and tower meet, which provides superior visibility above the worksite. We offer a complete line of tower crane products, including top-slewing, luffing jib, topless, self-erecting, and special cranes for dams, harbors and other large building projects. Top slewing cranes are the most traditional form of tower cranes.

Top-slewing tower cranes have a tower and multi-sectioned horizontal jib. Suspension cables supporting the jib extend from the tower. These cranes rotate from the top of their mast and can increase in height with the project. Top slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. Potain offers over 50 models of top-slewing tower cranes with lifting capabilities ranging between 40 and 2,200 meter-tons. These cranes are generally sold to large building and construction groups, as well as rental companies.

Luffing jib tower cranes, which are a type of top-slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. These cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. Potain currently offers 11 models of luffing jib tower cranes with maximum jib lengths of 23 meters.

Self-erecting tower cranes are generally trailer-mounted and unfold from four sections, two for the tower and two for the jib. The smallest of Potain's models unfolds in less than 8 minutes; larger models erect in a few hours. Self-erecting cranes rotate from the bottom of their mast. Potain offers 22 models of self-erecting cranes with lifting capacities ranging between 10 and 80 meter-tons which are utilized primarily in light construction and residential applications.

Boom Trucks.      In 2000, we consolidated our hydraulic boom-truck operations under a single new entity--Manitowoc Boom Trucks. The name change represents the unification of operations of our three former boom truck product lines: Manitex, USTC and Pioneer. A boom truck is a hydraulically powered telescopic crane mounted on a truck chassis. Boom trucks are generally lighter and have lower lifting capacities than truck cranes. Additionally, unlike a truck crane, a boom truck can haul up to several thousand pounds of payload on its cargo deck while travelling at highway speeds. Manitowoc Boom Trucks has consolidated its product line offering from 48 different models to 8 on four different platforms: the S-series rear-mounted cranes; the C-series traditional behind-the-cab cranes; the X-series mid- capacity cranes; and the new truck-mounted tower crane design. These models have lifting capacities ranging from 10 to 42 tons, the largest capacity boom truck in the marketplace.

Backlog.      The year-end backlog of crane products includes orders that have been placed on a production schedule, and those orders that we have accepted and that we expect to be shipped and billed during the next year. Manitowoc's backlog of unfilled orders for Cranes and Related Products at December 31, 2001 approximated $64.5 million, as compared with $93.4 million a year earlier. The decrease is due to the weakened economic conditions that slowed the sales of our lower-capacity cranes but is also a result of reduced lead times and increased operations throughput as we have implemented flexible manufacturing processes and improved efficiencies. As a result, order rates are a better indicator of business strength than traditional backlog figures. Potain's backlog of unfilled orders for cranes and related products as of December 31, 2000, approximated $56.0 million.

Foodservice Equipment

Our Foodservice segment designs, manufactures and markets commercial ice-cube machines and storage bins; walk-in refrigerators and freezers; reach-in refrigerators and freezers; refrigerated undercounters and food preparation tables; private label residential refrigerators/freezers; ice/beverage dispensers; post-mix beverage dispensing valves; cast aluminum cold plates; long draw beer dispensing systems; compressor racks and modular refrigeration systems; plus backroom beverage equipment distribution services. Products are sold under the brand names Manitowoc, Kolpak, SerVend, McCall, Flomatic, Compact, Icetronic and RDI.

Commercial Ice-Cube Machines and Storage Bins.      Ice machines are classified as either dedicated or combination machines and can be further classified by size, capacity and the type of ice they produce. There are four basic types of ice made by ice machines: cubes, flakes, chiplets and nuggets. Machines that make ice-cubes, the most popular type of machine, are used by the foodservice industry for drinks, ice displays and salad bars. The average salad bar uses 35 pounds of cubed ice per day per cubic foot of display area. Flake ice can cool an item faster than any other form of ice and is used to a great extent in processing applications, such as keeping meats and seafood fresh as well as in medical facilities for use in ice packs. Nuggets, which are made by compacting flaked ice, are used mostly in drink dispensing machines.

Manitowoc Ice manufactures 22 models of commercial ice-cube machines, serving the foodservice, convenience store, healthcare, restaurant and lodging markets. Our ice-cube machines make ice in cube, flake and chiplet form, and range in daily production capacities from 45 to 2,000 pounds. The ice-cube machines are either self-contained units, which make and store ice, or modular units, which make, but do not store, ice. We offer the world's only commercial ice making machines with patented cleaning and sanitizing technology. This feature eliminates the downtime and labor costs associated with periodic cleaning of the water distribution system. All units feature patented technology with environmentally friendly hydrofluorocarbon refrigerants. We also manufacture the patented QuietQube ice-cube machines, which feature CVD, or cool vapor defrost, technology, operate heat-free, are 75% quieter than non- CVD units and produce more ice in a smaller footprint. These new QuietQube machines are ideally suited for use in new restaurants, which often feature more open designs, and for use with the self-service beverage systems increasingly found in quick service restaurants and convenience stores. The QuietQube Ice/Beverage Series is the only ice-cube machine especially made to fit on beverage dispensers. Our ice-cube machines are sold throughout North America, Europe and Asia.

Walk-in Refrigerators and Freezers.      Kolpak and Harford-Duracool manufacture modular and fully assembled walk-in refrigerators, coolers and freezers for restaurants, institutions, commissaries and convenience stores. Walk-in refrigerators and freezers are large, insulated storage spaces fitted with refrigeration systems. Most walk-ins are custom-made from modular insulated panels constructed with steel or aluminum exteriors and foamed-in-place urethane insulation. Refrigerator/blower units are installed in order to maintain an even temperature throughout the refrigerated space. Walk-ins come in many models with various types of doors, interior shelving, and viewing windows. Larger units, such as refrigerated warehouses, may utilize liquid chillers as a refrigeration system due to their greater efficiency in large scale applications. Units range in size from 200 to 60,000 cubic feet. We also produce a complete line of express or pre-assembled walk-ins.

Reach-in Refrigerators and Freezers.      Reach-in coolers and freezers are typically constructed from stainless steel and have a thick layer of insulation in the walls, doors and floor. The cabinets have one to three doors, made of either glass or steel, and come in a variety of sizes with storage capabilities up to 72 cubic feet. Although reach-ins resemble household refrigerators, commercial versions utilize few plastic parts, incorporate larger compressor units and do not usually combine refrigerator and freezer compartments in the same unit. These design features stem from the needs of end-users and heavy duty usage of most reach-ins. For example, in contrast to the typical household refrigerator, commercial reach-ins may be opened and closed hundreds of times per day, placing mechanical strain on the structure and greatly increasing the cooling load on the refrigeration system. McCall Refrigeration produces over 60 self-contained upright and under-counter refrigeration equipment units, including a full line of reach-ins and refrigerated food preparation equipment for restaurants, institutions and commissaries. We make over 50 standard models of reach-ins plus custom-built units.

Dispensers and Products.      Manitowoc Ice, SerVend, Multiplex and Kyees Aluminum produce ice-cube dispensers, beverage dispensers, ice/beverage dispensers, post-mix dispensing valves and cast aluminum cold plates and related equipment for use by quick service restaurants, convenience stores, bottling operations, movie theaters and the soft-drink industry. Ice- cube dispensers come in the form of floor and countertop models with daily production capacities ranging from 45 to 310 pounds, while ice/beverage dispensers include traditional combination ice/beverage dispensers, drop-in dispensers and electric countertop units. Dispensing systems are manufactured for the dispensing of soda, water and beer. Soda systems include remote systems that produce cold carbonated water and chill incoming water and syrup prior to delivery to dispensing towers. Beer systems offer technically advanced remote beer delivery systems which are superior by design, allow increased yields, provide better under-bar space utilization and allow multiple stations to operate from one central unit.

Manitowoc Beverage Systems, Inc., or MBS, is a systems integrator with nationwide distribution of beverage dispensing and backroom equipment and support system components. MBS serves the needs of restaurants, convenience stores and other outlets. It operates in the Northeast and Atlantic Coast regions, as well as portions of Arizona, California, Florida, Texas, Georgia and Nevada.

Backlog.      The backlog for unfilled orders for our foodservice equipment segment at December 31, 2001 and 2000 was not significant because orders are generally filled within 24 to 48 hours.

Marine

We operate four shipyards located in Sturgeon Bay, Wisconsin; Marinette, Wisconsin; Toledo, Ohio; and Cleveland, Ohio. Our shipyard in Sturgeon Bay consists of approximately 55 acres of waterfront property. Four of those acres, which connect two operating areas of the shipyard, are leased under a long term ground lease. Our Sturgeon Bay facilities include approximately 295,000 square feet of enclosed manufacturing and office space, a 140 foot by 1,158 foot graving dock, a 250 foot graving dock, and a 600 foot, 7,000-ton, floating dry-dock. We also lease shipyard facilities at Toledo and Cleveland for our Marine segment. These facilities include waterfront land, buildings, and 800-foot and 550-foot graving docks.

On November 20, 2000, we acquired Marinette Marine Corp. ("Marinette"), a leading builder of mid-sized commercial, research and military vessels in the U.S. Located in Marinette, Wisconsin, just across Green Bay from our Bay Shipbuilding facility, Marinette operates one of the largest shipyards in the Great Lakes. Marinette offers complete in-house capabilities for all shipbuilding disciplines and is currently under contract, among others, to build a series of 16 ocean-going buoy tenders for the U.S. Coast Guard, nine of which have been delivered to date. Marinette's new build capability provides a strong compliment to our historic expertise in repair, maintenance and refurbishment.

The year-end backlog for our Marine segment includes new project work to be completed over a series of years and repair and maintenance work presently scheduled which will be completed in the next year. At December 31, 2001, the backlog for our Marine segment approximated $360 million, compared to $190 million one year ago. The backlog is primarily made up of new vessel construction projects and does not include options for additional vessels, yet to be awarded.

Raw Materials and Supplies

The primary raw material that we use is structural and rolled steel, which is purchased from various domestic sources. We also purchase engines and electrical equipment and other semi- and fully-processed materials. Our policy is to maintain, wherever possible, alternate sources of supply for our important materials and parts. We maintain inventories of steel and other purchased material. We have been successful in our goal to maintain alternative sources of raw materials and supplies, and therefore are not dependent on a single source for any particular raw material or supply.

Patents, Trademarks, and Licenses

We hold in excess of 140 patents pertaining to our crane and foodservice products, and have presently pending applications for additional patents in the United States and foreign countries. In addition, we have various registered and unregistered trademarks and licenses that are of material importance to our business. While we believe our ownership of this intellectual property is adequately protected in customary fashions under applicable law, no single patent, trademark or license is critical to our overall business.

Seasonality

Typically, the second and third quarters represent our best quarters for our consolidated financial results. Since the summer brings warmer weather, there is an increase in the use and replacement of ice machines. As a result, distributors build inventories during the second quarter for the increased demand. In our Cranes segment, summer also represents the main construction season. Customers require new machines, parts, and service in advance of that season. With respect to our Marine segment, the Great Lakes shipping industry's sailing season is normally May through November. Thus, barring any emergency groundings, the majority of repair and maintenance work is performed during the winter months and the work is typically completed during the first and second quarter of the year. As a result of our acquisition of Marinette and the overall increase in new construction project work in the Marine segment, the seasonality of our traditional repair and maintenance work is less extreme.

Competition

We sell all of our products in highly competitive industries. We compete in each of our industries based on product design, quality of products and services, product performance, maintenance costs, and price. Several of our competitors have greater financial, marketing, manufacturing and distribution resources than we do. We believe that we benefit from the following competitive advantages: leading market positions, a strong brand name, a reputation for quality products and service, an established network of global distributors, a broad product line and a commitment to engineering design and product innovation. However, we cannot assure you that our products and services will continue to compete successfully with our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers. The following table sets forth our primary competitors in each of our business segments:

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-Boom Crawler Cranes	Hitachi Construction Machinery Co., Ltd.; Kobelco; Liebherr-Werk Ehingen GmbH; Link Belt Consturction Equipment Co., a subsidiary of Sumitomo Corporation; Terex Corporation; and Mannesmann Dematic

	Tower Cranes	Comensa; Gru Comedil; Liebherr-Werk Ehingen GmbH; and Peiner

	Boom Truck Cranes	National Crane and Terex Corporation

Foodservice Equipment	Ice Machines	Hoshizaki America, Inc.; and Scotsman Industries

	Ice/Beverage Dispensers	I.M.I. Cornelius; and Lancer Corporation

	Walk-in Refrigerator/Freezers	American Panel Corporation; Kysor/Warren; Nor-Lake Incorporated; and W.A. Brown & Son, Inc.

	Reach-in Refrigerator/Freezers	Beverage Air; Delfield Company; Traulsen & Co., Inc.; and True Food Service Company

Marine	Ship Repair and Construction	Alabama Shipbuilding and Drydock; Bender Shipbuilding & Repair; Bollinger, Lockport & Larose; Fraser Shipyards, Inc.; Friede Goldman Halter; Port Weller Drydocks

For additional information regarding our competition, see "Manitowoc at a Glance" on pages 6-7 of the 2001 Annual Report, which is incorporated herein by reference.

Employee Relations

We employ approximately 6,120 persons, of which approximately 1,046 are salaried employees. We currently have labor agreements with 19 union locals in North America. In addition, a large majority of Potain's employees belong to French trade unions. There have been no work stoppages during the three years ended December 31, 2001. There was one work stoppage at our Bay Shipbuilding facility for 5 days during February, 2002 by four unions inlcuding Boilmakers Local 449, Electrical Local 158, Pipefitters Local 400, and Carpenters Local 1521.

Item 2.  PROPERTIES OWNED

The following table outlines the principal facilities we own or lease as of December 31, 2001:

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Cranes and Related Products
Europe/Asia
Moulins, France	Manufacturing/Office	355,000	Owned
Dilligen, Germany	Manufacturing/Office	331,000	Leased
Charlieu, France	Manufacturing	323,000	Owned/Leased
Zhangjiagang, China	Manufacturing	245,500	Leased
Walldorf, Germany	Office	184,000	Leased
Noe Pereira, Portugal	Manufacturing	183,000	Leased
La Clayette, France	Manufacturing	130,000	Leased
Charlolles, France	Manufacturing	112,000	Leased
Niella, Italy	Manufacturing	105,500	Owned
Ecully, France	Office	85,000	Owned
Sestra, Portugal	Office	84,000	Owned
Singapore	Offices	70,000	Leased
Arneburg, Germany	Manufacturing	73,000	Owned
Kronau, Germany	Manufacturing	55,000	Leased
Decines, France	Logistics	47,500	Leased
Bretigny, France	Manufacturing/Office	39,500	Owned
Lusigny, France	Crane Testing Site	10,000	Owned
La Clayette, France	Manufacturing	31,500	Owned
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Naia, Portugal	Manufacturing	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Baudemont, France	Office	8,000	Owned
Lisbonne, Portugal	Office	6,500	Owned

United States
Manitowoc, Wisconsin	Manufacturing/Office	278,000	Owned
Georgetown, Texas	Manufacturing/Office	191,000	Owned
York, Pennsylvania (1)	Manufacturing/Office	110,000	Owned
Punxsutawney, Pennsylvania	Manufacturing/Office	71,000	Owned
Manitowoc, Wisconsin	Assemby/Office	67,000	Leased
Pompano Beach, Florida	Manufacturing	23,000	Leased
Bauxite, Arkansas	Manufacturing/Office	22,000	Owned

Foodservice Equipment
Europe/Asia
Hangzhou, China	Manufacturing/Office	80,000	Owned
Milan, Italy	Manufacturing	20,000	Leased
Frankfurt, Germany	Manufacturing/Office	15,000	Owned

United States
Manitowoc, Wisconsin	Manufacturing	376,000	Owned
Parsons, Tennessee(2)	Manufacturing	214,000	Owned
Sparks, Nevada	Manufacturing	150,000	Leased
Sellersburg, Indiana	Manufacturing/Office	140,000	Owned
River Falls, Wisconsin	Manufacturing	133,000	Owned
St. Louis, Missouri	Manufacturing/Office	105,000	Leased
La Mirada, California	Manufacturing/Office	77,000	Owned/Leased
Selmer, Tennessee	Manufacturing	72,000	Owned
Aberdeen, Maryland	Manufacturing/Office	67,000	Owned

Marine
Marinette, Wisconsin	Shipyard	450,000	Owned
Sturgeon Bay, Wisconsin	Shipyard	220,000	Owned/Leased
Toledo, Ohio	Shipyard	60,000	Leased
Cleveland, Ohio	Marine Repair and Storage	8,000	Leased

(1) This property is not currently in use and is being held for sale.
(2) There are three separate locations within Parsons, Tennessee.

In addition, we lease sales office and warehouse space for our Crane segment in Begles, France; Lille, France; Nantes, France; Rouen, France; Toulouse, France; Munich, Germany; Budapest, Hungary; Warsaw, Poland; and the Czech Republic. Within the United States we lease office and warehouse space for our Foodservice segment in Mokena, Illinois; Franklin, Tennessee; Danbury, Connecticut; Roanoke, Virginia; East Granby, Connecticut; Lithonia, Georgia; Orlando, Florida; Irwindale, California; Dallas, Texas; Buena Park, California; Holland, Ohio; Lombard, Illinois; Decaturville, Tennessee; Reno, Nevada; and Selmer, Tennessee. We lease additional office space in Manitowoc, Wisconsin. We also own sales offices and warehouse facilities for our Crane segment in Northampton, England and Dole, France, and a manufacturing facility in Scott Hills, Tennesee, for our Foodservice segment.

Geographic Areas

The information required by this item is incorporated by reference from Note 14 to Consolidated Financial Statements on page 51 of the 2001 Annual Report.

Item 3.  LEGAL PROCEEDINGS

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 11 to Consolidated Financial Statements on pages 24-34 and 49, respectively, of the 2001 Annual Report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended December 31, 2001.

Executive Officers of the Registrant

Each of the following officers of the Company has been elected to a one-year term by the Board of Directors. The information presented is as of February 28, 2002.

Name	Age	Position With The Registrant	Principal Position Held Since
Terry D. Growcock	56	President & CEO	1998

Glen E. Tellock	40	Senior Vice President & CFO	2000

Thomas G. Musial	50	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	42	General Counsel and Secretary	1999

Carl J. Laurino	40	Treasurer	2001

Robert A. Giebel	42	Vice President	2000

Timothy J. Kraus	48	Vice President	2000

Thomas J. Byrne	64	Vice President	2000

Terry D. Growcock, 56, president and chief executive officer since 1998. Previously, president and general manager of Manitowoc Ice, Inc. (1996); also executive vice president of Manitowoc Equipment Works (1994). Prior to joining Manitowoc, Mr. Growcock served in numerous management and executive positions with Siebe plc and United Technologies.

Glen E. Tellock, 40, senior vice president and chief financial officer since 2000. Previously, vice president and chief financial officer (1999), vice president of finance and treasurer (1998), corporate controller (1992) and director of accounting (1991). Prior to joining Manitowoc, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as audit manager for Ernst & Whinney.

Thomas G. Musial, 50, senior vice president of human resources since 2000. Previously, vice president of human resources and administration (1995), manager of human resources (1987), and personnel/industrial relations specialist (1976).

Maurice D. Jones, 42, general counsel and secretary since 1999. Prior to joining Manitowoc, Mr. Jones was a partner in the law firm of Davis and Kuelthau, S.C., and served as legal counsel for Banta Corporation.

Carl J. Laurino, 40, treasurer since 2001. Previously, assistant treasurer (2000). Prior to joining Manitowoc, Mr. Laurino spent 15 years in the commercial banking industry with Firstar Bank Wisconsin, Associated Bank N.A., and Norwest Bank.

Robert A. Giebel, Jr., 42, vice president since 2000. Also president and general manager of Manitowoc's Crane Group. Prior to joining Manitowoc, Mr. Giebel served as vice president and general manager of P&H MinePro Services and as president and chief executive officer of Unit Rig, a division of Terex Corporation.

Timothy J. Kraus, 48, vice president since 2000. Also president and general manager of Manitowoc's Foodservice Group. Previously, general manager of Manitowoc's Ice/Beverage Group (1999), executive vice president and general manager of Manitowoc Ice (1998), vice president of sales and marketing (1995), and national sales manager (1989). Prior to joining Manitowoc, Mr. Kraus was president of Universal Nolin.

Thomas J. Byrne, 64, vice president since 2000. Also president and general manager of Manitowoc's Marine Group. Previously, vice president of business development (1998). Prior to joining Manitowoc, Mr. Byrne served as vice president and general manager for the Robertshaw division of Siebe Automotive N.A., as vice president of operations for Hamilton Industries, plus senior management positions with Stanely Works and White Consolidated Industries.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from "Eleven-Year Financial Summary," "Quarterly Common Stock Price Range," "Supplemental Quarterly Financial Information (unaudited)," and "Investor Information," on pages 36-37, 35, and the inside back cover, respectively, of the 2001 Annual Report.

Item 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from "Eleven-Year Financial Summary" on pages 36-37 of the 2001 Annual Report.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 24-34 of the 2001 Annual Report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 24-34 of the 2001 Annual Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are incorporated by reference from pages 38-53 of the 2001 Annual Report. Supplementary financial information is incorporated by reference from "Supplemental Quarterly Financial Information (Unaudited)" on page 35 of the 2001 Annual Report.

Subsequent Event

On March 18, 2002, subsequent to the printing of the company's 2001 Annual Report, but prior to the filing of this Form 10-K, the company executed a definitive agreement to acquire Grove Worldwide ("Grove"), a leading manufacturer of mobile hydraulic cranes and truck-mounted cranes. The purchase price of the acquisition will be approximately $270 million, including the assumption or retirement of all of Grove's existing debt, and will be funded by a combination of cash and approximately 2 million shares of Manitowoc common stock. The completion of the transaction is subject to a number of conditions, including Grove shareholder approval and regulatory approvals. The transaction is expected to close around the end of the second quarter of 2002.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections of the 2002 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors." See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2002 Proxy Statement captioned "Compensation of Directors," "Executive Compensation," "Report of the Compensation and Benefits Committee on Executive Compensation," and "Contingent Employment Agreements."

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The information required by this item is incorporated by reference from the section of the 2002 Proxy Statement captioned "Ownership of Securities."

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

                 ON FORM 8-K

(a) Documents filed as part of this Report.

(1) Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, "Financial Statements and Supplementary Data."

Report of Independent Public Accountants on years ended December 31, 2001, 2000, and 1999 Financial Statements.

Consolidated Statements of Earnings for the years ended December 31, 2001, 2000, and 1999.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules:

Financial Statement Schedules for the years ended December 31, 2001, 2000, and 1999.

Schedule	Description	Filed Herewith

II	Valuation and Qualifying Accounts	X

	Report of Independent Accountants on years ended December 31, 2001, 2000, and 1999 Financial Statement Schedule	X

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required under rules of Regulation S-X.
  Reports on Form 8-K:

The company filed a Current Report on Form 8-K, dated as of March 18, 2002, stating that it has executed a definitive agreement to acquire Grove Investors, Inc.

(c) Exhibits:

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
The Manitowoc Company, Inc. and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated January 25, 2002, appearing on page 54 in the 2001 Annual Report of The Manitowoc Company, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 25, 2002

THE MANITOWOC COMPANY, INC.
AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts
For The Years Ended December 31, 1999, 2000, and 2001

Description	Balance at Beginning of Year	Acquisitions of Businesses	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year

Year Ended December 31, 1999:
Allowance for doubtful accounts	$1,655,940	$250,000	$1,970,924	$(2,073,863)	$1,803,001
Inventory obsolesence reserve	$4,382,696	$261,130	$1,739,531	$(656,290)	$5,727,067
Deferred tax asset valuation allowance	$--	$--	$--	$--	$--

Year Ended December 31, 2000:
Allowance for doubtful accounts	$1,803,001	$323,000	$1,796,982	$(886,273)	$3,036,710
Inventory obsolesence reserve	$5,727,067	$270,819	$3,918,156	$(601,302)	$9,314,740
Deferred tax asset valuation allowance	$--	$--	$--	$--	$--

Year Ended December 31, 2001:
Allowance for doubtful accounts	$3,036,710	$6,432,983	$(815,387)	$(358,883)	$8,295,423
Inventory obsolesence reserve	$9,314,740	$8,775,354	$(1,063,551)	$(2,065,513)	$14,961,030
Deferred tax asset valuation allowance	$--	$3,951,000	$--	$--	$3,951,000

(1) Deductions represent inventories and bad debts written - off, net of recoveries.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated: March 29, 2002

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

/s/ Glen E. Tellock
Glen E. Tellock
Senior VP and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:
/s/ Terry D. Growcock	March 29, 2002
Terry D. Growcock, President & CEO, Director

/s/ Glen E. Tellock	March 29, 2002
Glen E. Tellock, Senior Vice President, Treasurer & CFO

March 29, 2002
Gilbert F. Rankin, Jr., Director

March 29, 2002
James P. McCann, Director

March 29, 2002
Dean H. Anderson, Director

March 29, 2002
Robert S. Throop, Director

March 29, 2002
Robert C. Stift, Director

/s/ James L. Packard	March 29, 2002
James L. Packard, Director

/s/ Daniel W. Duval	March 29, 2002
Daniel W. Duval, Director

March 29, 2002
Virgis W. Colbert, Director

THE MANITOWOC COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001
INDEX TO EXHIBITS
Exhibit No.	Description	Filed Herewith

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

4.5

Credit Agreement dated as of May 9, 2001, among The Manitowoc Company, Inc., the lenders party thereto, and Bankers Trust Company, as Agent (filed as Exhibit 4.1 to the Company's Report on Form 8-K dated as of May 9, 2001 and incorporated herein by reference).

10.1(a)**

The Manitowoc Company, Inc. Deferred Compensation Plan effective August 20, 1993 (the "Deferred Compensation Plan") (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed June 23, 1993 (Registration No. 33-65316) and incorporated herein by reference).

10.1(b)**	Amendment to Deferred Compensation Plan adopted by the Board of Directors on February 18, 1997.

10.2**	The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan) effective July 4, 1993, as amended February 15, 1999.

10.3(a)**

Form of Contingent Employment Agreement between the Company and the following executive officers of the Company: Terry D. Growcock, Maurice D. Jones, Thomas G. Musial and Glen E. Tellock (filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.3(b)**

Form of Contingent Employment Agreement between the Company and the following executive officers of the Company and certain other employeesof the company: Thomas J. Byrne, Robert A. Giebel, Jr. and Timothy J. Kraus (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

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

10.6(a)**

Supplemental Retirement Agreement between Robert K. Silva and the Company dated January 2, 1995 (filed as Exhibit 10 to the Company's Report on Form 10-Q for the transition period ended December 31, 1994 and incorporated herein by reference).

10.6(b)**	Restatement to clarify Mr. Silva's Supplemental Retirement Agreementdated March 31, 1997.

10.6(c)**

Supplemental Retirement Agreement between Terry D. Growcock, Glen E. Tellock, Tom G. Musial and Timothy J. Kraus and the Company dated May 2000 (filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K dated December 31,2000 and incorporated herein by reference).

10.7(a)*	The Manitowoc Company, Inc. 1995 Stock Plan (filed as Appendix A to the Company's Proxy Statement dated April 2, 1996 for its 1996 Annual Meeting of Stockholders and incorporated herein by reference).

10.7(b)

The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan as amended February 2000 (filed as Exhibit 10(d) to the Company's Report on Form 10-K, dated as of December 31, 2000 and incorporated herein by reference).

11	Statement regarding computation of basic and diluted earnings per share (see Note 7 to the 2001 Consolidated Financial Statements included herein).	X

13	Portions of the 2001 Annual Report to Shareholders of The Manitowoc Company, Inc. incorporated by reference into this Report on Form 10-K.	X

21	Subsidiaries of The Manitowoc Company, Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP, the Company's Independent Accountants.	X

*     Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.

**     Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.