Form 10-Q
period 2002-03-31
MANITOWOC CO INC
filed 2002-05-07
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ( X )    No  (   )

The number of shares outstanding of the Registrant's common stock, $.01 par value, as of March 31, 2002, the most recent practicable date, was 24,073,787.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Earnings
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands, except per-share and average shares data)

	Three Months Ended March 31,
	2002	2001

Net sales	$301,345	$229,351

Costs and expenses:
Cost of sales	231,360	173,321
Engineering, selling and administrative expenses	44,773	33,686
Amortization expense	587	2,315
Plant consolidation costs	3,900	--
Total costs and expenses	280,620	209,322

Earnings from operations	20,725	20,029

Other expense:
Interest expense	(10,626)	(4,096)
Other income (expense), net	705	(115)
Total other expense	(9,921)	(4,211)

Earnings before taxes on income	10,804	15,818

Provision for taxes on income	4,214	5,948

Net earnings	$6,590	$9,870

Basic earnings per share	$0.27	$0.41

Diluted earnings per share	$0.27	$0.40

Dividends per share	$--	$0.075

Weighted average shares outstanding - basic	24,283,661	24,262,313
Weighted average shares outstanding - diluted	24,783,860	24,543,198

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of March 31, 2002 and December 31, 2001
(In thousands, except share data)

Assets	March 31, 2002 (Unaudited)	December 31, 2001
Current Assets:
Cash and cash equivalents	$27,418	$23,581
Marketable securities	2,177	2,151
Accounts receivable - net	171,988	141,211
Inventories - net	135,558	123,056
Deferred income taxes	27,671	28,346
Other current assets	16,439	12,745
Total current assets	381,251	331,090

Goodwill - net	427,307	507,816
Other intangible assets - net	84,228	--
Property, plant and equipment - net	170,559	175,384
Other non-current assets	59,183	66,522
Total assets	$1,122,528	$1,080,812

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$259,552	$236,131
Current portion of long-term debt	27,600	31,087
Short-term borrowings	31,391	10,961
Product warranties	18,092	17,982
Total current liabilities	336,635	296,161

Non-Current Liabilities:
Long-term debt, less current portion	444,387	446,522
Postretirement health and other benefit obligations	23,479	23,071
Other non-current liabilities	39,955	51,263
Total non-current liabilities	507,821	520,856
Commitments and contingencies (see Note 4)
Stockholders' Equity:
Common stock (36,746,482 shares issued)	367	367
Additional paid-in capital	31,797	31,670
Accumulated other comprehensive loss	(3,462)	(3,937)
Retained earnings	379,214	372,623
Treasury stock, at cost
(12,672,695 and 12,693,397 shares)	(129,844)	(136,928)
Total stockholders' equity	278,072	263,795
Total liabilities and stockholders' equity	$1,122,528	$1,080,812

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operations:
Net earnings	$6,590	$9,870
Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Depreciation	6,542	2,893
Amortization	587	2,315
Amortization of deferred financing fees	960	45
Deferred income taxes	697	--
Plant relocation costs	3,900	--
(Gain) loss on sale of property, plant and equipment	(1,943)	64
Changes in operating assets and liabilities,
excluding effects of business acquisitions:
Accounts receivable	(30,777)	16,501
Inventories	(12,190)	(10,640)
Other current assets	(3,695)	(3,349)
Non-current assets	5,090	(7,125)
Current liabilities	27,064	143
Non-current liabilities	(3,846)	360
Net cash provided by (used for) operations	(1,021)	11,077

Cash Flows from Investing:
Business acquisitions - net of cash acquired	(4,017)	--
Capital expenditures	(6,990)	(5,336)
Proceeds from sale of property, plant and equipment	5,771	22
Purchase of marketable securities	(26)	(27)
Net cash used for investing	(5,262)	(5,341)

Cash Flows from Financing:
Proceeds from long-term debt	--	2,669
Payments on long-term debt	(4,065)	--
(Payments) proceeds from revolver borrowings - net	14,100	(12,329)
Dividends paid	--	(1,791)
Exercises of stock options	232	--
Net cash provided by (used for) financing	10,267	(11,451)

Effect of exchange rate changes on cash	(147)	(82)

Net increase (decrease) in cash and cash equivalents	3,837	(5,797)

Balance at beginning of period	23,581	13,983
Balance at end of period	$27,418	$8,186

Supplemental cash flow information:
Interest paid	$5,920	$3,786
Income taxes paid	$2,863	$2,632

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands)
	Three Months Ended March 31,
	2002	2001

Net earnings	$6,590	$9,870
Other comprehensive income (loss):
Derivative instrument fair market value adjustment - net of income taxes	596	(211)
Foreign currency translation adjustments	(121)	329

Total other comprehensive income (loss)	475	118

Comprehensive income	$7,065	$9,988

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2002 and 2001

1.  Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three months ended March 31, 2002 and 2001 and the financial position at March 31, 2002. The interim results are not necessarily indicative of results for a full year and do not contain information included in the company's annual consolidated financial statements and notes for the year ended December 31, 2001. The consolidated balance sheet as of December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Acquisitions

During March 2002, the company executed a definitive agreement to acquire Grove Investors, Inc. (Grove). Grove is a leading provider of mobile hydraulic cranes, truck mounted cranes and aerial work platforms for the global market. Grove's products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal and military end users. Grove's products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift, and National Crane. In the fiscal year ended September 30, 2001, Grove reported revenues of approximately $718 million. The acquisition is valued at approximately $270 million. In exchange for the outstanding shares of Grove common stock, we would issue approximately 2,000,000 shares of Manitowoc common stock priced as an average market price defined in the definitive agreement. We also would assume or refinance approximately $188.4 million of Grove debt. While we have a bank commitment which would permit us to refinance the debt, we have not yet determined whether we will use that commitment or alternative sources of financing.

The transaction is subject to a number of conditions, including Grove shareholder approval and regulatory approvals. In April 2002, the Antitrust Division of the U.S. Department of Justice made a formal request for additional information needed for its assessment of this pending transaction. We are not able to make any predictions as to whether, and if so when and under what conditions, the Justice Department may approve this transaction. We plan to close the transaction shortly after all conditions to regulatory approval are satisfied, the transaction is approved by Grove's shareholders and other conditions are met. However, we cannot assure whether or when the transaction will close.

On May 9, 2001, the company acquired all of the outstanding capital stock of Potain SAS (Potain). Potain is a leading designer, manufacturer, and supplier of tower cranes for the building and construction industry. The aggregate consideration paid was $425.2 million, which includes $307.1 million paid in cash, direct acquisition costs of $4.1 million ($0.4 million incurred during the first quarter of 2002), assumed liabilities of $138.8 million, the payment of a post-closing purchase price adjustment of $3.6 million in February 2002, and is less cash acquired of $28.4 million.

As of March 31, 2002, we estimate the excess of the cost over fair value of the net assets that we acquired from Potain is $207.3 million. During the first quarter of 2002, the excess of the cost over fair value for this acquisition was allocated to specific intangible assets. Based upon a third party appraisal report, the preliminary allocation is as follows: $53.0 million to trademarks and tradenames with an indefinite life; $17.5 million to patents with a 15-year life; $8.8 million to engineering drawings with a 15-year life; $5.0 million to an in-place distribution network with an indefinite life; and the remaining $123.0 million to goodwill with an indefinite life. The final determination of goodwill will be dependent upon finalization of a third party appraisal of tangible assets acquired. The final determination of goodwill should be completed during the second quarter of 2002.

The following unaudited pro forma financial information for the three months ended March 31, 2001 assumes the 2001 acquisition of Potain occurred as of January 1, 2001.

Three Months Ended March 31, 2001

Net sales	$303,938
Earnings before income taxes	$11,078
Net earnings	$6,536

Basic earnings per share	$0.27
Diluted earnings per share	$0.27

3.  Inventories

The components of inventory at March 31, 2002 and December 31, 2001 are summarized as follows:

	March 31, 2002	Dec. 31, 2001
Components:
Raw materials	$48,617	$44,302
Work-in-process	41,845	35,517
Finished goods	64,351	62,798

Total inventories at FIFO costs	154,813	142,617

Excess of FIFO costs over LIFO value	(19,255)	(19,561)

Total inventories	$135,558	$123,056

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 73% and 79% of total inventory at March 31, 2002 and December 31, 2001, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

4.  Stockholders' Equity

Effective January 1, 2002, the company amended its deferred compensation plan to provide plan participants the ability to direct deferrals and company matching contributions into two separate investment programs, Program A and Program B. The investment assets in Programs A and B are held in two separate Rabbi Trusts. Program A invests solely in the company's stock, dividends paid on the company's stock are automatically reinvested, and all distributions must be made in company stock. Program B offers a variety of investment options but does not include company stock as an investment option. All distributions from Program B must be made in cash. Participants cannot transfer assets between programs. As a result of this amendment, the company reclassified approximately $7 million from other non-current liabilities to a contra equity account which offsets treasury stock.

5.  Contingencies and Significant Estimates

The United States Environmental Protection Agency ("EPA") has identified the company as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), liable for the costs associated with investigating and cleaning up contamination at the Lemberger Landfill Superfund Site (the "Site") near Manitowoc, Wisconsin.

Approximately 150 PRP's have been identified as having shipped substances to the Site. Eleven of the potentially responsible parties have formed a group (the Lemberger Site Remediation Group, or "LSRG") and have successfully negotiated with the EPA and the Wisconsin Department of Natural Resources to settle the potential liability at the Site and fund the cleanup.

Recent estimates indicate that the remaining costs to clean up the Site are nominal. However, the ultimate allocation of costs for the Site is not yet final. Although liability is joint and several, the company's percentage share of liability is estimated to be 11% of the total cleanup costs. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter. Expenses charged against this reserve during the first three months of 2002 and 2001 were not significant. Remediation work at the Site has been substantially completed, with only long-term pumping and treating of ground water and Site maintenance remaining. The company's remaining estimated liability for this matter, included in other current and non-current liabilities at March 31, 2002, is $0.9 million.

As of March 31, 2002, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retentions of $0.1 million for Potain crane accidents; $1.0 million for all other crane accidents; $1.0 million for Foodservice accidents occurring during 1990 to 1996; and $0.1 million for Foodservice accidents occurring during 1997 to present. The insurer's annual contribution is limited to $50.0 million.

Product liability reserves included in accounts payable and accrued expenses at March 31, 2002 were $12.1 million; $5.6 million reserved specifically for the cases referenced above, and $6.5 million for claims incurred but not reported which were estimated using actuarial methods. As of March 31, 2002, the highest current reserve for an insured claim is $0.4 million. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.

At March 31, 2002 and December 31, 2001, the company had reserved $25.1 million and $24.8 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheet. Certain warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the company's historical experience.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or are matters that are beyond the scope of the company's historical experience. Presently, there is no reliable means to estimate the amount of any such potential changes.

The company is also involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, and the liabilities accrued with respect to such matters, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the consolidated financial statements of the company.

6.  Earnings Per Share

The following is a reconciliation of the earnings and average shares outstanding used to compute basic and diluted earnings per share.
	Three Months Ended March 31,
	2002	2001

Net earnings	$6,590	$9,870

Basic weighted average common shares outstanding	24,283,661	24,262,313
Effect of dilutive securities - stock options	500,199	280,885
Diluted weighted average common shares outstanding	24,783,860	24,543,198

Basic earnings per share	$0.27	$0.41

Diluted earnings per share	$0.27	$0.40

7.  Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their estimated useful lives.

The company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of approximately $1.8 million, or $0.07 per diluted share, for the three months ended March 31, 2002. Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and is in the process of performing impairment tests on the net goodwill and other intangible assets associated with each of the reporting units, using a valuation date of January 1, 2002. It is anticipated that an impairment loss may be recorded during the second quarter of 2002; however, we are unable at this time to estimate the effect of this potential loss on earnings or financial position. Any impairment loss will be recorded as a cumulative effect of change in accounting principle on the consolidated statements of earnings in accordance with the transitional provisions of SFAS No. 142.

The following sets forth a reconciliation of net income and earnings per share information for the three months ended March 31, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

Reported net earnings	$6,590	$9,870
Add: Goodwill amortization (net of income taxes of $870)	--	1,445
Adjusted net earnings	$6,590	11,315

Reported basic earnings per share	$0.27	$0.41
Add: Goodwill amortization (net of income taxes of $870)	--	0.06
Adjusted basic earnings per share	$0.27	$0.47

Reported diluted earnings per share	$0.27	$0.40
Add: Goodwill amortization (net of income taxes of $870)	--	0.06
Adjusted diluted earnings per share	$0.27	$0.46

8.  Recent Accounting Changes and Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. We adopted the new rules under SFAS No. 144 on January 1, 2002, which did not have an impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. This statement is effective for us January 1, 2003 and is not expected to have a material effect on our consolidated financial statements.

9.  Plant Consolidation Costs

During the first quarter of 2002, the Company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations to other Foodservice operations. These actions were taken in an effort to streamline the Company's cost structure and utilization of available capacity. The charge included $2.8 million related to real estate, $0.7 million related to the write-down of certain fixed assets, and $0.4 million related to severance and other employee related costs. Approximately $0.2 million of the total charge was paid in the first quarter of 2002 relating to severance and plant closure. The remaining $3.7 million is expected to be paid or utilized in the second quarter of 2002.

10.  Subsidiary Guarantors

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the senior subordinated notes, which include all the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company (primarily Potain) which do not guarantee the senior subordinated notes (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors. The company has not presented condensed consolidating statements of earnings and cash flows for the three months ended March 31, 2001 because the Parent had no operations in that period, and the direct and indirect Non-Guarantor Subsidiary amounts are considered minor.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Three Months Ended March 31, 2002
(Unaudited)
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$225,789	$75,556	$--	$301,345
Costs and expenses:
Cost of sales	--	170,980	60,380	--	231,360
Engineering, selling and administrative	3,545	29,784	11,444	--	44,773
Amortization expense	--	--	587	--	587
Plant consolidation costs	--	3,900	--	--	3,900
Total costs and expenses	3,545	204,664	72,411	--	280,620

Earnings (loss) from operations	(3,545)	21,125	3,145	--	20,725

Other income (expense):
Interest expense	(9,501)	(419)	(706)	--	(10,626)
Management fee income (expense)	3,853	(4,528)	675	--	--
Other income (expense), net	(314)	(46)	1,065	--	705
Total other income (expense)	(5,962)	(4,993)	1,034	--	(9,921)

Earnings before taxes on income and equity in earnings of subsidiaries	(9,507)	16,132	4,179	--	10,804

Provision (benefit) for taxes on income	(4,171)	6,459	1,926	--	4,214

Equity in earnings of subsidiaries	11,926	--	--	(11,926)	--

Net earnings	$6,590	$9,673	$2,253	$(11,926)	$6,590

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Balance Sheet
as of March 31, 2002
(Unaudited)
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4,112	$7,370	$15,936	$--	$27,418
Marketable securities	2,177	--	--	--	2,177
Accounts receivable - net	--	103,859	68,129	--	171,988
Inventories - net	--	77,360	58,198	--	135,558
Deferred income taxes	18,873	--	8,798	--	27,671
Other current assets	200	14,732	1,507	--	16,439
Total current assets	25,362	203,321	152,568	--	381,251

Goodwill - net	1,560	300,445	125,302	--	427,307
Other intangible assets - net	--	--	84,228	--	84,228
Property, plant and equipment - net	6,094	100,956	63,509	--	170,559
Other non-current assets	23,688	21,933	13,425	--	59,046
Equity in affiliates	960,313	--	--	(960,313)	--
Total assets	$1,017,017	$626,655	$439,032	$(960,313)	$1,122,391

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$22,190	$135,108	$102,254	$--	$259,552
Current portion long-term debt	24,558	--	3,042	--	27,600
Short-term borrowings	20,000	11,391	--	--	31,391
Product warranties	-	13,659	4,433	--	18,092
Total current liabilities	66,748	160,158	109,729	--	336,635

Non-Current Liabilities:
Long-term debt, less current portion	433,157	--	11,230	--	444,387
Postretirement health and other benefit obligations	1,004	19,267	3,208	--	23,479
Intercompany payable/(receivable) - net	224,972	(218,272)	(6,700)	--	--
Other non-current liabilities	20,791	5,047	21,707	--	47,545
Total non-current liabilities	679,924	(193,958)	29,445	--	515,411

Stockholders' Equity	270,345	660,455	299,858	(960,313)	270,345

Total liabilities and stockholders' equity	$1,017,017	$626,655	$439,032	$(960,313)	$1,122,391

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Balance Sheet
as of December 31, 2001
(In thousands)
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4,456	$141	$18,984	$--	$23,581
Marketable securities	2,151	-	-	--	2,151
Accounts receivable - net	43	67,159	74,009	--	141,211
Inventories - net	-	67,005	56,051	--	123,056
Deferred income taxes	18,873	-	9,473	-	28,346
Other current assets	203	10,271	2,271	--	12,745
Total current assets	25,726	144,576	160,788	--	331,090

Goodwill - net	1,271	300,445	206,100	--	507,816
Other intangible assets - net	--	--	--	--	--
Property, plant and equipment - net	5,038	98,634	71,712	--	175,384
Other non-current assets	25,004	26,417	15,101	--	66,522
Equity in affiliates	943,466	-	-	(943,466)	-
Total assets	$1,000,505	$570,072	$453,701	$(943,466)	$1,080,812

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,853	$126,447	$90,831	$--	$236,131
Current portion long-term debt	24,558	-	6,529	--	31,087
Short-term borrowings	5,900	-	5,061	--	10,961
Product warranties	-	13,575	4,407	-	17,982
Total current liabilities	49,311	140,022	106,828	-	296,161

Non-Current Liabilities:
Long-term debt, less current portion	435,165	-	11,357	-	446,522
Postretirement health and other benefit obligations	1,003	19,129	2,939	-	23,071
Intercompany payable/(receivable) - net	231,140	(238,568)	7,428	-	-
Other non-current liabilities	20,091	5,068	26,104	-	51,263
Total non-current liabilities	687,399	(214,371)	47,828	-	520,856

Stockholders' Equity	263,795	644,421	299,045	(943,466)	263,795

Total liabilities and stockholders' equity	$1,000,505	$570,072	$453,701	$(943,466)	$1,080,812

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2002
(Unaudited)
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$(7,614)	$12,453	$(5,860)	$(1,021)

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	--	(4,017)	(4,017)
Capital expenditures	(1,182)	(1,918)	(3,890)	(6,990)
Proceeds from sale of property, plant, and equipment	--	(3,306)	9,077	5,771
Purchase of marketable securities	(26)	--	--	(26)
Intercompany investments	(5,403)	--	5,403	--
Net cash provided by (used for) investing	(6,611)	(5,224)	6,573	(5,262)

Cash Flows from Financing:
Payments on long-term debt	(451)	--	(3,614)	(4,065)
Payments proceeds from revolver borrowings - net	14,100	--	--	14,100
Exercise of stock options	232	--	--	232
Net cash provided by (used for) financing	13,881	--	(3,614)	10,267

Effect of exchange rate changes on cash	--	--	(147)	(147)

Net increase (decrease) in cash and cash equivalents	(344)	7,229	(3,048)	3,837

Balance at beginning of period	4,456	141	18,984	23,581
Balance at end of period	$4,112	$7,370	$15,936	$27,418

11.  Business Segments

The company determines its segments based upon the internal organization that is used by management to make operating decisions and assess performance. Based upon this approach, the company has three reportable segments: Cranes and Related Products ("Cranes"), Foodservice Equipment ("Foodservice"), and Marine.

Information about reportable segments and a reconciliation of total segment sales and profits to the consolidated totals for the first three months ending March 31, 2002 and 2001 are summarized in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", to this report on Form 10-Q. As of March 31, 2002 and December 31, 2001, the total assets by segment were as follows:

	March 31, 2002	December 31, 2001

Cranes	$596,864	$577,920
Foodservice	380,507	368,363
Marine	88,117	77,291
General corporate	56,903	57,238

Total	$1,122,391	$1,080,812

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Results of Operations for the Quarters Ended March 31, 2002 and 2001

Analysis of Net Sales

The following table presents net sales by business segment:
	Quarter Ended March 31,
	2002	2001
Net sales:
Cranes and related products	$147,695	$84,258
Foodservice products	102,777	101,245
Marine	50,873	43,848
Total	$301,345	$229,351

Consolidated net sales for the first three months of 2002 increased 31% to $301.3 million, from $229.4 million for the same period in 2001. The impact of the May 2001 acquisition of Potain and the continued strength of our Marine business accounted for the increase in net sales. Excluding the first quarter 2002 impact of the acquisition of Potain, consolidated net sales would have been relatively flat at 0.3% over the prior year.

Net sales from the Crane segment in the first quarter of 2002 increased 75% to $147.7 million versus the first quarter of last year. Excluding Potain, crane sales declined 9.3% compared to last year. The Crane segment continued to be negatively affected by a strong dollar and pricing pressures during the quarter. The Crane segment's incoming order rate for the first quarter of 2002 increased 55% over the fourth quarter of 2001, and before the inclusion of the orders taken by Potain for the quarter, increased 45% over the first quarter of 2001. In addition, approximately 48% of the Crane segment's first quarter 2002 shipments came from orders received during the first quarter. This compares to 62% in the fourth quarter of 2001 and 51% in the first quarter of last year. As a result, the Crane segment backlog stood at $81.5 million at quarter end ($37.7 million without Potain) compared to $64.5 million at December 31, 2001 ($38.8 million without Potain) and $65.9 million at March 31, 2001.

Net sales for the Foodservice segment increased 1.5% in the first quarter of 2002 versus the first quarter of 2001. Diversified Refrigeration, Inc. (DRI) accounted for all of the segment's increased sales volume in the current quarter. Without the impact of DRI, sales in the Foodservice segment were flat compared to last year. Sales at DRI increased in the first quarter of 2002 versus the same period last year due to our 2002 introduction of several new production models and the introduction of new energy technology to meet the requirements of our customer and to meet new federal energy requirements.

The Marine segment reported strong first quarter results. Sales for this segment increased 16% to $50.9 million from $43.8 million for the first quarter of 2001. During the first quarter of 2002, 84.5% of the Marine segment's total revenues were from contract work. The level of contract revenues to total revenues during the current quarter was up over the first quarter in 2001 when 76.1% of that quarter's revenues were from contract work. Quotation activity remained brisk during the first quarter of this year, as vessel operators are taking steps to comply with OPA 1990 legislation.

Analysis of Operating Earnings

The following table presents operating income by business segment:
	Quarter Ended March 31,
	2002	2001
Earnings (loss) from operations:
Cranes and related products	$13,455	$11,363
Foodservice products	9,375	9,541
Marine	5,927	4,569
General corporate expense	(3,545)	(3,129)
Amortization	(587)	(2,315)
Foodservice plant consolidation costs	(3,900)	--
Total	$20,725	$20,029

Consolidated operating earnings for the first quarter of 2002 were $20.7 million, up 3.5% versus the first quarter last year. Excluding a restructuring charge for the closure of the Multiplex manufacturing facility, consolidated operating earnings for the first quarter of 2002 would have been $24.6 million, which is up 22.9% versus the first quarter of 2001. Excluding the impact of Potain's results for the first quarter of 2001 and before this restructuring charge, consolidated operating earnings would have been $21.4 million, up 6.8% versus the prior year.

Operating earnings in the Crane segment increased 18.4% to $13.5 million during the first quarter of 2002. Excluding Potain, operating earnings declined 11.3% during the quarter, while operating margins remained flat. First quarter operating earnings in this segment continued to be negatively impacted by the strong U.S. dollar and competitive pricing pressures. However, the company's boom-truck business posted improved operating results during the current quarter compared to last year, as the benefits from its plant consolidation in the fourth quarter of 2001 began to be realized.

The Foodservice segment's operating profit was $5.5 million for the first quarter of 2002 versus $9.5 million for the first quarter of 2001. Excluding the impact of the restructuring charge taken for the consolidation of the segment's Multiplex operations into other Foodservice operations, the segment's first quarter 2002 operating profit would have been $9.4 million, a decrease of 1.7% versus the first quarter of 2001. The first quarter 2002 results were heavily influenced by costs associated with the introduction and ramp up in production for a new line of energy-efficient, private-label residential refrigerators built by DRI. In association with this new line of refrigerators, DRI passed through $4.8 million worth of production cost to its customer without profit. These equal amounts of revenue and cost were recorded gross by the Foodservice segment in net sales and cost of sales during the quarter. Without the negative impact of this cost pass through during the quarter, the segment's operating margin before the restructuring charge would have been 9.6% versus 9.4% for the first quarter of 2001.

During the quarter the Foodservice segment recognized a $3.9 million restructuring charge associated with the consolidation of its Multiplex operations into other Foodservice operations. The consolidation was made possible by the implementation of demand flow manufacturing throughout the Foodservice segment's operations, which freed up manufacturing floor space. The consolidation will enable the company to leverage the core competencies in its ice and beverage operations, speed new-product development and reduce costs. The $3.9 million charge was made up of $2.8 million related to real estate, $0.7 million related to the write-down of certain fixed assets, and $0.4 million related to severance and other employee related costs. Approximately $0.2 million of the total charge was paid in the first quarter of 2002 relating to severance and plant closure. The remaining $3.7 million is expected to be paid or utilized during the second quarter of 2002.

The Marine segment's operating earnings grew 29.7% to $5.9 million during the first quarter of 2002. The Marine segment's operating margin climbed to 11.7% for the quarter compared with 10.4% one year ago, despite a weak winter repair season. Although the mix of revenues in the Marine segment during the quarter increased toward contract work, the improved operating results for the Marine segment in the first quarter of 2002 were primarily due to improved profitability on the mix of projects.

Analysis of Non-Operating Income Statement Items

Net interest expense increased $6.5 million in the first quarter of 2002 versus the first quarter of 2001. This increase is due to the increase in outstanding debt during the quarter related to the funding of the May 2001 acquisition of Potain.

The effective tax rate for the first quarter of 2002 was 39.0% compared to 37.6% in the first quarter of 2001 due to the acquisition of Potain which has resulted in a larger percentage of the company's income being generated in foreign countries (primarily European countries). The effective tax rates in these countries are higher than the domestic U.S. Federal and State Statutory rates.

Consolidated net earnings were $6.6 million, or $0.27 per diluted share, compared with $9.9 million, or $0.40 per diluted share, in the first quarter of 2001. Excluding the restructuring charge recorded during the first quarter of 2002, net earnings would have been $9.0 million, or $0.36 per diluted share, which is 9.1% lower than the first quarter of 2001.

Financial Condition

First Quarter of 2002

During the quarter, cash and cash equivalents increased $3.8 million to $27.4 million at March 31, 2002. The increase in cash came primarily from a net increase in company's debt position during the quarter. Total outstanding debt increased $14.8 million during the quarter to $503.4 million. This increase came primarily from increases in the company's borrowings under its revolving credit facility in the U.S. and its cash overdraft facility in France. These borrowings were used primarily to fund capital expenditures and to pay the post-closing purchase price adjustment to the former owners of Potain during the quarter. The company's debt-to-capital ratio at March 31, 2002 was 65.1% compared to 64.9% at December 31, 2001.

Cash flow from operations was near breakeven in the first three months of 2002 at a negative $1.0 million. This is particularly noteworthy as the first quarter was expected to be a significant net use of cash due to soft market conditions, new-product introductions, and the seasonality of our businesses. During the quarter the most significant uses of cash related to increases in accounts receivable and inventories of $30.8 million and $12.2 million, respectively. This was offset by an increase in accounts payable and accrued expenses of $31.0 million during the quarter. The increases in accounts receivable and inventories during the quarter are related to the seasonal increase in activity in each of the company's segments. Increases in production and sales activity within the Crane and Foodservice segments normally occur in the first quarter of each year as these businesses increase sales activity as compared to the lower volumes in the fourth quarter and ramp up in preparation for transition into their historically higher volume second and third quarters. Increases in accounts payable resulted from the increases in inventory occurring later in the first quarter for which payment to the company's vendors was not made prior to the end of the quarter. Also during the first quarter of 2002, the Marine segment experienced a normal increase in its accounts receivable levels as that segment completed its winter repair season. In addition, the timing of invoices for long-term contract work affected the level of Marine segment receivables at the end of the quarter.

In April 2001, Standard & Poor's assigned a double-"B" corporate credit rating to our company, a double-"B" rating to our senior credit facility, and a single-"B"-plus rating to our senior subordinated notes, all with a stable outlook. Also in April 2001, Moody's Investors Service assigned a Ba2 rating to our senior credit facility and a B2 rating to our senior subordinated notes with a positive outlook. These credit ratings have been maintained since the initiation of coverage by these two agencies. In March 2002, Standard & Poor's issued a press release stating that the company has been placed on credit watch with negative implications. We expect to meet with Standard & Poor's during the second quarter of 2002 to discuss our business in general, our intentions to access the capital markets, and their future intentions related to our credit ratings. Moody's Investors Service has taken no action concerning our ratings since initiating them in April 2001. We do not believe that any future adjustments to these ratings would have a significant direct impact on the company's liquidity.

First Quarter of 2001

During the quarter, cash decreased $5.8 million to $8.2 million at March 31, 2001. Cash provided by operating activities of $11.1 million and available cash of $5.8 million were used to fund capital expenditures, pay down the company's outstanding revolver borrowings and pay dividends.

Liquidity and Capital Resources

The company had $79.1 million of unused availability under the terms of the revolving loan portion of its senior credit facility at March 31, 2002. The company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, the pending acquisition of Grove Investors, Inc. (Grove), and, potentially, other future acquisitions. The primary sources of cash for each of these other than the pending acquisition of Grove are expected to be cash flows from operations and borrowings under the company's senior credit facility. The Grove acquisition will require approximately $174.7 million in cash to refinance Grove's debt. Although the company presently is considering various alternative sources for financing this acquisition, the Company has a commitment from certain members of its existing bank group to fund this acquisition with additional term bank debt.

The senior credit facility is comprised of term loans totaling $301.7 million at March 31, 2002. Term loan A requires quarterly principal payments of $7.5 million from June 2002 through May 2006. Term loan B requires quarterly principal payments of $0.4 million through March 2006 and $33.3 million from June 2006 through May 2007. In the second quarter of 2002, the company is required to make aggregate principal payments on term loans A and B of $7.9 million.

Borrowings under the senior credit facility bear interest at a rate equal to the sum of a base rate or Eurodollar rate plus an applicable margin, which is based on the company's consolidated total leverage ratio. The weighted average interest rate on term loan A was 4.7% at March 31, 2002. The interest rates on term loan B and the revolving credit facility were 4.8% and 4.6%, respectively, at March 31, 2002. The annual commitment fee in effect on the unused portion of the revolving credit facility at the end of the quarter was 0.5%

The company also had outstanding at March 31, 2002, 175 million euro ($152.7 million) of 10 3/8% senior subordinated notes due May 2011. The senior subordinated notes are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company and are fully and unconditionally, jointly and severally guaranteed by all the company's domestic subsidiaries. Interest on the senior subordinated notes is payable semiannually in May and November each year. These notes can be redeemed by the company in whole or in part for a premium after May 15, 2006. In addition, the company may redeem for a premium at any time prior to May 15, 2004, up to 35% of the face amount of the senior subordinated notes with the proceeds of one or more equity offerings. In the second quarter of 2002, the company is required to make a semiannual interest payment of approximately 9.1 million euro on the senior subordinated notes.

Both the senior credit facility and the senior subordinated notes contain customary affirmative and negative covenants. In general, the covenants contained in the senior credit facility are more restrictive than those of the senior subordinated notes. Among other restrictions, these covenants require the company to meet certain financial tests, including various debt and cash flow ratios that become more restrictive over time. These covenants also limit the company's ability to redeem or repurchase the senior subordinated notes, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures. The senior credit facility contains cross-default provisions whereby certain defaults under any other debt agreements would result in a default under the senior credit facility. The company is in compliance with these covenants at March 31, 2002.

The company believes that capital expenditures in 2002 will approximate $25 million to $30 million in 2002 which will approximate depreciation expense.

Pending Acquisition

During March 2002, the company executed a definitive agreement to acquire Grove Investors, Inc. (Grove). Grove is a leading provider of mobile hydraulic cranes, truck mounted cranes and aerial work platforms for the global market. Grove's products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal and military end users. Grove's products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift, and National Crane. In the fiscal year ended September 30, 2001, Grove reported revenues of approximately $718 million. The acquisition is valued at approximately $270 million. In exchange for the outstanding shares of Grove common stock, we would issue approximately 2,000,000 shares of the company's common stock priced as an average market price defined in the definitive agreement. We also would assume or refinance approximately $188.4 million of Grove debt. While we have a bank commitment which would permit us to refinance the debt, we have not yet determined whether we will use that commitment or alternative sources of financing.

The transaction is subject to a number of conditions, including Grove shareholder approval and regulatory approvals. In April 2002, the Antitrust Division of the U.S. Department of Justice made a formal request for additional information needed for its assessment of this pending transaction. We are not able to make any predictions as to whether, and if so when and under what conditions, the Department of Justice may approve this transaction. We plan to close the transaction shortly after all conditions to regulatory approval are satisfied, the transaction is approved by Grove's shareholders and other conditions are met. However, we cannot assure whether or when the transaction will close.

Recent Accounting Changes and Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their estimated useful lives.

The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of approximately $1.8 million, or $0.07 per diluted share, for the three months ended March 31, 2002. Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and is the process of performing impairment tests on the net goodwill and other intangible assets associated with each of the reporting units, using a valuation date of January 1, 2002. It is anticipated that an impairment loss may be recorded during the second quarter of 2002; however, we are unable at this time to estimate the effect of this potential loss on our earnings or financial position. Any impairment loss will be recorded as a cumulative effect of change in accounting principle on the consolidated statements of earnings in accordance with the transitional provisions of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. We adopted the new rules under SFAS No. 144 on January 1, 2002, which did not have an impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. This statement is effective for us January 1, 2003 and is not expected to have a material effect on our consolidated financial statements.

Euro Conversion

On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing national currencies and a single new currency, the euro. For a three-year transition period, transactions were conducted in both the euro and national currencies. Effective January 1, 2002, the euro became the official currency of those participating countries and their national currencies are being phased out over various periods during the first half of 2002. After June 30, 2002, the euro will be the sole legal tender of all the participating countries. The adoption of the euro affected a multitude of financial systems and business applications within our businesses and those of third parties with whom we do business.

We have operations in many and have product sales in most of the countries participating in the euro conversion. Our businesses, especially those based in Europe, have implemented plans to address the information system issues and the business implications of converting to a common currency in many European countries. As a part of this process, we have evaluated and we believe we have completed the modification of our information systems or have converted to recent releases of system software, where necessary, to accommodate the euro conversion. Our costs to accommodate the euro conversion were not material.

The use of a common currency throughout most of Europe should permit us, our suppliers, and our customers to more readily compare the prices of the products in the markets we serve. The effects of this ease of comparability on our businesses have not been significant and the details of specific transactions continue to depend on many circumstances, including the competitive situations that exist in the various regional markets in which we participate. While uncertainties regarding any future impacts of the euro conversion on our businesses exist, we have not experienced and do not expect to experience a material impact on our operations, cash flows or financial condition as a result of the conversion to the euro.

Cautionary Statements About Forward-Looking Information

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

These statements involve a number of risks and uncertainties and must be qualified by factors that could cause results to be materially different from what is presented here. This includes, without limitation, the following factors for each business segment:

Cranes - market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; growth in the world market for heavy cranes; the replacement cycle of technologically obsolete cranes; demand for used equipment in developing countries; and foreign exchange rate risk.

Foodservice - market acceptance of new and innovative products; demographic information affecting two-income families and general population growth; household income; weather; consolidations within restaurant and foodservice equipment industries; global expansion of customers; actions of competitors; the commercial ice-cube machine replacement cycle in the United States; specialty foodservice market growth; future strength of the beverage industry; new product introductions; and the demand for quick-service restaurants and kiosks.

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

Corporate (including factors that may affect all three segments) - changes in laws and regulations throughout the world; the ability to finance, complete and successfully integrate acquisitions, strategic alliances and joint ventures; competitive pricing; changes in domestic and international economic and industry conditions; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations; worldwide political risk; pressure of additional financing leverage resulting from the Potain acquisition; and success in increasing manufacturing efficiencies.

PART II. OTHER INFORMATION

Item 5.  Other

     In March 2002 the company entered into a definitive agreement for the acquisition of Grove Investors, Inc. For a description of this transaction and a discussion of the current status, please refer to Item 2 of this report captioned "Management Discussion and Analysis of Financial Condition and Operations - Pending Acquisition."

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: See exhibit index following the signatures on this Report, which is incorporated herein by reference.

(b)  Reports on Form 8-K: On March 18, 2002, the company filed a Current Report on Form 8-K stating that it has executed a definitive agreement to acquire Grove Investors, Inc.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANITOWOC COMPANY, INC.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
President and Chief Executive Officer

/s/ Glen E. Tellock
Glen E. Tellock
Senior VP and Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
General Counsel and Secretary

May 7, 2002

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
March 31, 2002

Exhibit No.*	Description	Filed Herewith

2	Agreement and Plan of Merger dated as of March 18, 2002 by and among Grove Investors, Inc. The Manitowoc Company, Inc. and Giraffe Acquisition, Inc.	[Incorporated by reference from Exhibit 2 to The Manitowoc Company, Inc.'s Current Report on Form 8-K filed on March 22, 2002]

*  Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.