Form 10-Q
period 2002-06-30
MANITOWOC CO INC
filed 2002-08-13
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ( X )    No  (   )

The number of shares outstanding of the Registrant's common stock, $.01 par value, as of June 30, 2002, the most recent practicable date, was 24,161,783.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Earnings
For the Three and Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands, except per-share and average shares data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002		2001
Net sales	$346,205	$298,234	$647,550		$527,585

Costs and expenses:
Cost of sales	255,575	218,460	486,935		391,781
Engineering, selling and administrative expenses	45,630	37,619	90,403		71,305
Amortization expense	465	3,152	1,052		5,467
Plant consolidation costs	--	--	3,900		--
Total costs and expenses	301,670	259,231	582,290		468,553

Earnings from operations	44,535	39,003	65,260		59,032

Other expense:
Interest expense	(11,351)	(8,844)	(21,978)		(12,940)
Other income (expense), net	(265)	(425)	440		(540)
Total other expense	(11,616)	(9,269)	(21,538)		(13,480)

Earnings before taxes on income	32,919	29,734	43,722		45,552

Provision for taxes on income	12,838	11,799	17,051		17,747

Net earnings before extraordinary loss and cumulative effect of
accounting change	20,081	17,935	26,671		27,805
Extraordinary loss on debt extinguishment, net of income taxes of $2,216	--	(3,324)	--		(3,324)
Cumulative effect of accounting change, net of income taxes of $14,200	--	--	(36,800)		--

Net earnings (loss)	$20,081	$14,611	$(10,129	) $	24,481

Basic earnings per share:
Net earnings before extraordinary loss and cumulative effect of accounting change	$0.83	$0.74	$1.10		$1.15
Extraordinary loss on debt extinguishment, net of income taxes	--	(0.14)	--		(0.14)
Cumulative effect of accounting change, net of income taxes	--	--	(1.51)		--
Net earnings (loss)	$0.83	$0.60	$(0.42	) $	1.01

Diluted earnings per share:
Net earnings before extraordinary loss and cumulative effect of accounting change	$0.81	$0.73	$1.07		$1.13
Extraordinary loss on debt extinguishment, net of income taxes	--	(0.13)	--		(0.13)
Cumulative effect of accounting change, net of income taxes	--	--	(1.49)		--
Net earnings (loss)	$0.81	$0.60	$(0.42	) $	1.00

Weighted average shares outstanding - basic	24,319,218	24,269,153	24,301,538		24,265,752
Weighted average shares outstanding - diluted	24,892,423	24,562,957	24,835,171		24,550,046

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of June 30, 2002 and December 31, 2001
(In thousands, except share data)

Assets	June 30, 2002 (Unaudited)	December 31, 2001
Current Assets:
Cash and cash equivalents	$24,236	$23,581
Marketable securities	2,198	2,151
Accounts receivable - net	222,449	141,211
Inventories - net	145,857	123,056
Deferred income taxes	35,439	28,346
Other current assets	17,863	12,745
Total current assets	448,042	331,090

Goodwill - net	369,770	507,739
Other intangible assets - net	83,248	--
Property, plant and equipment - net	201,050	175,384
Other non-current assets	77,862	66,599
Total assets	$1,179,972	$1,080,812

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$315,299	$236,131
Current portion of long-term debt	29,309	31,087
Short-term borrowings	37,200	10,961
Product warranties	18,155	17,982
Total current liabilities	399,963	296,161

Non-Current Liabilities:
Long-term debt, less current portion	451,918	446,522
Postretirement health and other benefit obligations	24,227	23,071
Other non-current liabilities	51,669	51,263
Total non-current liabilities	527,814	520,856
Commitments and Contingencies (see Note 5)
Stockholders' Equity:
Common stock (36,746,482 shares issued)	367	367
Additional paid-in capital	33,063	31,670
Accumulated other comprehensive loss	(13,554)	(3,937)
Unearned compensation	(810)	--
Retained earnings	362,494	372,623
Treasury stock, at cost
(12,672,695 and 12,693,397 shares, respectively)	(129,365)	(136,928)
Total stockholders' equity	252,195	263,795
Total liabilities and stockholders' equity	$1,179,972	$1,080,812

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2002		2001
Cash Flows from Operations:
Net earnings (loss)	$(10,129	) $	24,481
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	12,132		6,582
Amortization of intangible assets	1,052		5,467
Amortization of deferred financing fees	1,920		566
Deferred income taxes	436		--
Plant relocation costs	3,900		--
Cumulative effect of accounting change, net of income taxes	36,800		--
Extraordinary loss on early extinguishment of debt, net of income taxes	--		3,324
(Gain) loss on sale of property, plant and equipment	(1,225)		34
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(81,238)		(7,946)
Inventories	(23,300)		359
Other current assets	(8,058)		(3,879)
Non-current assets	5,088		(11,069)
Current liabilities	67,920		22,263
Non-current liabilities	(3,531)		2,468
Net cash provided by operations	1,767		42,650

Cash Flows from Investing:
Business acquisitions - net of cash acquired	(7,388)		(282,317)
Capital expenditures	(13,075)		(7,907)
Proceeds from sale of property, plant and equipment	7,015		330
Purchase of marketable securities	(47)		(54)
Net cash used for investing	(13,495)		(289,948)

Cash Flows from Financing:
Proceeds from long-term debt	--		345,116
Proceeds from senior subordinated notes	--		156,118
Payments on long-term debt	(16,719)		(135,629)
Proceeds (payments) from revolver borrowings - net	26,239		(80,125)
Debt acquisitions costs	--		(20,153)
Dividends paid	--		(1,791)
Exercises of stock options	1,976		130
Net cash provided by financing	11,496		263,666

Effect of exchange rate changes on cash	887		(111)

Net increase in cash and cash equivalents	655		16,257

Balance at beginning of period	23,581		13,983
Balance at end of period	$24,236		$30,240

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002		2001

Net earnings (loss)	$20,081	$14,611	$(10,129	) $	24,481
Other comprehensive income (loss):
Derivative instrument fair market value adjustment - net of income taxes	(226)	--	370		(211)
Foreign currency translation adjustments	(9,866)	(5,862)	(9,987)		(5,533)

Total other comprehensive income (loss)	(10,092)	(5,862)	(9,617)		(5,744)

Comprehensive income (loss)	$9,989	$8,749	$(19,746	) $	18,737

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2002 and 2001

1.  Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three and six months ended June 30, 2002 and 2001 and the financial position at June 30, 2002. The interim results are not necessarily indicative of results for a full year and do not contain all information included in the company's annual consolidated financial statements and notes for the year ended December 31, 2001. The consolidated balance sheet as of December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Acquisitions

2002

On March 18, 2002, the company executed a definitive agreement to acquire Grove Investors, Inc (Grove). Grove is a leading provider of mobile hydraulic cranes, truck mounted cranes and aerial work platforms for the global market. Grove's products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal and military end users. Grove's products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift and National Crane. In the fiscal year ended September 29, 2001, Grove reported revenues of approximately $718 million.

On July 31, 2002 the Grove shareholders approved the acquisition of Grove by the company and on August 8, 2002 the company completed the acquisition of Grove. In exchange for the outstanding shares of Grove common stock, the company issued approximately 2.2 million shares of Manitowoc common stock with an average market price of $32.34 per share as defined in the merger agreement. In addition, the company assumed or refinanced approximately $199.1 million of Grove debt (see Note 13).

In connection with the acquisition, the company and Grove submitted pre-merger notification and report forms to the Federal Trade Commission and the Antitrust Division of the United States Department of Justice on March 27, 2002. In response to concerns raised by the Department of Justice regarding a potential reduction in competition in the United States boom truck market that could result from the acquisition, the company and Grove reached an agreement with the Department of Justice that, following the completion of the Grove acquisition, the company will divest of either Manitowoc Boom Trucks or National Crane (Grove's boom truck business). Based on a preliminary analysis, the company intends to pursue the disposition of Manitowoc Boom Trucks. The company does not anticipate that the divestiture of either operation will have a material effect on its financial condition or the results of its operations.

On April 8, 2002 the company purchased the remaining 50% interest in its joint venture Fabbrica Apparecchiature per la Produzione del Ghiaccio Srl, a manufacturer of ice machines based in Italy. The aggregate consideration paid by the company for the remaining interest was $3.4 million and resulted in $1.7 million of goodwill.

2001

On May 9, 2001 the company acquired all of the outstanding capital stock of Potain SAS (Potain). Potain is a leading designer, manufacturer and supplier of tower cranes for the building and construction industry. The aggregate consideration paid was $425.2 million, which includes $307.1 million paid in cash, direct acquisition costs of $4.1 million ($0.4 million incurred during 2002), assumed liabilities of $138.8 million, the payment of a post-closing purchase price adjustment of $3.6 million in February 2002, and is less cash acquired of $28.4 million.

During the second quarter of 2002, the company finalized the purchase accounting for the Potain acquisition resulting in a reduction in goodwill of approximately $8.9 million. The primary purchase accounting adjustments recorded during 2002 were to adjust the book value of property, plant and equipment acquired to fair market value based on a third party appraisal report and to record a liability associated with certain restructuring and integration activities.

During 2001 the company also completed the acquisition of certain assets of a German-based telescopic personnel platform lift company, assets of a terminated Singapore-based crane equipment distribution company, and assets of a local electrical contractor for the Marine segment. The total aggregate consideration paid by the company for these acquisitions was $2.5 million, which includes direct acquisition costs and assumed liabilities, less cash acquired.

The following unaudited pro forma financial information for the six months ended June 30, 2001 assumes the 2001 acquisition of Potain occurred as of January 1, 2001.

Six Months Ended June 30, 2001

Net sales	$628,085
Earnings before income taxes	$34,738
Net earnings	$15,633

Basic earnings per share	$0.64
Diluted earnings per share	$0.64

3.  Inventories

The components of inventory at June 30, 2002 and December 31, 2001 are summarized as follows:

	June 30, 2002	December 31, 2001
Components:
Raw materials	$51,768	$44,302
Work-in-process	48,211	35,517
Finished goods	65,208	62,798

Total inventories at FIFO costs	165,187	142,617

Excess of FIFO costs over LIFO value	(19,330)	(19,561)

Total inventories	$145,857	$123,056

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 77% and 79% of total inventory at June 30, 2002 and December 31, 2001, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

4.  Stockholders' Equity

Effective January 1, 2002, the company amended its deferred compensation plan to provide plan participants the ability to direct deferrals and company matching contributions into two separate investment programs, Program A and Program B. The investment assets in Programs A and B are held in two separate Rabbi Trusts. Program A invests solely in the company's stock; dividends paid on the company's stock are automatically reinvested; and all distributions must be made in company stock. Program B offers a variety of investment options but does not include company stock as an investment option. All distributions from Program B must be made in cash. Participants cannot transfer assets between programs. As a result of this amendment, the company reclassified approximately $7 million from other non-current liabilities to a contra equity account offsetting the balance of treasury stock.

5.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. Recent estimates indicate that the total costs to clean up this site are approximately $30 million. However the ultimate allocations of cost for this site are not yet final. Although liability is joint and several, the company's share of liability is estimated to be 11% of the total costs. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter. The amounts the company has spent each year from 1999 through 2001 to comply with its portion of the cleanup costs have not been material. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company's remaining estimated liability for this matter, included in other current and non current liabilities at June 30, 2002, is $0.9 million. Based on the size of the company's current allocation of liability at this site, the existence of other viable potentially responsible parties and current reserves, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations or cash flows.

At certain of the company's other facilities, the company has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation. Based upon available information, the company does not believe that these costs will be material. However, the company can give no assurance that this will be the case.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.

As of June 30, 2002, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retentions of $0.1 million for Potain crane accidents; $1.0 million for all other crane accidents; $1.0 million for Foodservice accidents occurring during 1990 to 1996; and $0.1 million for Foodservice accidents occurring during 1997 to present. The insurer's annual contribution is limited to $50.0 million.

Product liability reserves included in accounts payable and accrued expenses at June 30, 2002 were $14.3 million; $7.3 million reserved specifically for the cases referenced above, and $7.0 million for claims incurred but not reported which were estimated using actuarial methods. As of June 30, 2002, the highest current reserve for an insured claim is $0.4 million. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.

At June 30, 2002 and December 31, 2001, the company had reserved $25.3 million and $24.8 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheet. Certain warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the company's historical experience.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of the company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

The company is also involved in various other legal actions arising in the normal course of business, including numerous lawsuits involving asbestos-related claims in which we are one of numerous defendants. After taking into consideration legal counsel's evaluation of such actions, and the liabilities accrued with respect to such matters, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the consolidated financial statements of the company.

6.  Earnings Per Share

The following is a reconciliation of the earnings and average shares outstanding used to compute basic and diluted earnings per share.
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Earnings:
Net earnings before extraordinary loss and cumulative
effect of accounting change	$20,081	$17,935	$26,671	$27,805
Extraordinary loss from debt extinguishment, net of income taxes	--	(3,324)	--	(3,324)
Cumulative effect of accounting change, net of income taxes	--	--	(36,800)	--
Net earnings (loss)	$20,081	$14,611	$(10,129)	$24,481

Basic weighted average common shares outstanding	24,319,218	24,269,153	24,301,538	24,265,752
Effect of dilutive securities - stock options	573,205	293,804	533,633	284,294
Diluted weighted average common shares outstanding	24,892,423	24,562,957	24,835,171	24,550,046

Basic earnings per share:
Net earnings before extraordinary loss and cumulative
effect of accounting change	$0.83	$0.74	$1.10	$1.15
Extraordinary loss on debt extinguishment, net of income taxes	--	(0.14)	--	(0.14)
Cumulative effect of accounting changes, net of income taxes	--	--	(1.51)	--
Net earnings (loss)	$0.83	$0.60	$(0.42)	$1.01

Diluted earnings per share:
Net earnings before extraordinary loss and cumulative
effect of accounting change	$0.81	$0.73	$1.07	$1.13
Extraordinary loss on debt extinguishment, net of income taxes	--	(0.13)	--	(0.13)
Cumulative effect of accounting changes, net of income taxes	--	--	(1.49)	--
Net earnings (loss)	$0.81	$0.60	$(0.42)	$1.00

7.  Extraordinary Loss

During the second quarter of 2001, and in connection with the company's acquisition of Potain, the company restructured its long-term debt by entering into a $475 million senior credit facility and issuing 175 million euro aggregate principal amount, 10-3/8% senior subordinated notes due 2011. The company incurred an extraordinary loss of $5.5 million ($3.3 million net of income tax) related to a prepayment penalty and the write-off of the related unamortized financing fees from its previous credit facilities.
8.  Goodwill and Other Intangible Assets
Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. Previous accounting rules incorporated a comparison of book value to undiscounted cash flows. The new rules require a comparison of book value to discounted cash flows, which are lower.

The SFAS No. 142 impairment model is a two-step process. First, it requires comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Upon adoption of SFAS No. 142, goodwill and indefinite-lived intangible assets ceased being amortized, and were tested for impairment. Using the SFAS No. 142 approach described above, the company estimated the fair values of its reporting units, with the assistance of independent valuation experts, using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. As a result, the company recorded a transitional goodwill impairment charge as of January 1, 2002 of $51.0 million ($36.8 million net of income tax) which is reflected as a cumulative effect of accounting change in the consolidated statement of earnings. This charge relates to the company's reporting units as follows: Beverage Group (Foodservice Equipment Segment) $33.1 million and Boom Trucks (Cranes and Related Products Segment) $17.9 million. The charge is based on current economic conditions in these industries. This transitional impairment charge results from the application of the new impairment methodology introduced by SFAS No. 142. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002.

The following sets forth a reconciliation of net income and earnings per share information for the three and six months ended June 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

For the Three Months Ended June 30,		For the Six Months Ended June 30,	
	2002	2001	2002	2001
Net earnings before extraordinary loss and cumulative effect of accounting change	$ 20,081	$ 17,935	$ 26,671	$ 27,805
Add back: Goodwill amortization, net of income taxes	-	1,713	-	3,125
Adjusted net earnings before extraordinary loss and cumulative effect of accounting change	20,081	19,648	26,671	30,930
Extraordinary loss, net of income taxes	-	(3,324)	-	(3,324)
Cumulative effect of accounting change, net of income taxes	-	-	(36,800)	-
Adjusted net earnings (loss)	$ 20,081	$ 16,324	$ (10,129)	$ 27,606
Basic earnings per share:				
Reported net earnings before extraordinary loss and cumulative effect of accounting change	$ 0.83	$ 0.74	$ 1.10	$ 1.15
Goodwill amortization, net of income taxes	-	0.07	-	0.13
Extraordinary loss, net of income taxes	-	(0.14)	-	(0.14)
Cumulative effect of accounting change, net of income taxes	-	-	(1.51)	-
Adjusted net earnings (loss)	$ 0.83	$ 0.67	$ (0.42)	$ 1.14
Diluted earnings per share:				
Reported net earnings before extraordinary loss and cumulative effect of accounting change	$ 0.81	$ 0.73	$ 1.07	$ 1.13
Goodwill amortization, net of income taxes	-	0.07	-	0.13
Extraordinary loss, net of income taxes	-	(0.13)	-	(0.13)
Cumulative effect of accounting change, net of income taxes	-	-	(1.49)	-
Adjusted net earnings (loss)	$ 0.81	$ 0.67	$ (0.42)	$ 1.13

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2001 and the six months ended June 30, 2002, were as follows:

During the first quarter of 2002 a portion of the excess of the cost over fair value of the net assets acquired in the Potain acquisition was allocated to specific other intangible assets. Based upon a third party appraisal report, the allocation was as follows: $53.0 million to trademarks and tradenames with an indefinite life; $17.5 million to patents with a 15-year life; $8.8 million to engineering drawings with a 15-year life; and $5.0 million to an in-place distribution network with an indefinite life. The remainder of the excess of the cost over fair value for this acquisition was allocated to goodwill. The gross carrying amount and accumulated amortization of the company's intangible assets other than goodwill, all as a result of the Potain acquisition, were as follows as of June 30, 2002:

Amortization expense recorded for the other intangible assets for the three months and six months ended June 30, 2002 was $0.5 million and $1.1 million, respectively. Estimated amortization expense for the five succeeding years is approximately $2.0 million per year.

9.  Recent Accounting Changes and Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference in accounting under SFAS No. 146 is that a liability for the cost associated with an exit or disposal activity cannot be recognized until the liability has been incurred. Under EITF 94-3, an exit cost liability could be recognized at the date of any entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The company does not expect SFAS No. 146 to have a material effect on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002" which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 is effective for the company beginning January 1, 2003, with early application encouraged. The company does not expect SFAS No. 145 to have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The company adopted the new rules under SFAS No. 144 on January 1, 2002, which did not have an impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. This statement is effective for the company as of January 1, 2003 and is not expected to have a material effect on the company's consolidated financial statements.

10.  Plant Consolidation Costs

During the first quarter of 2002, the company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations into other Foodservice operations. These actions were taken in an effort to streamline the company's cost structure and utilize available capacity. The charge included $2.8 million related to real estate, $0.7 million related to the write-down of certain fixed assets, and $0.4 million related to severance and other employee related costs. All of the charge was paid or utilized by June 30, 2002, with the exception of the $2.7 million provision related to real estate.

11.  Subsidiary Guarantors

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the senior subordinated notes due 2011, which include all the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors) (other than Grove Investors, Inc. and its subsidiaries (see Notes 2 and 13)); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company (primarily Potain) (other than Grove Investors, Inc. and its subsidiaries (see Notes 2 and 13)) which do not guarantee the senior subordinated notes due 2011 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Three Months Ended June 30, 2002
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$254,720	$91,485	$--	$346,205
Costs and expenses:
Cost of sales	--	185,564	70,011	--	255,575
Engineering, selling and administrative	3,660	31,197	10,773	--	45,630
Amortization expense	--	--	465	--	465
Plant consolidation costs	--	--	--	-	--
Total costs and expenses	3,660	216,761	81,249	-	301,670

Earnings (loss) from operations	(3,660)	37,959	10,236	--	44,535

Other income (expense):
Interest expense	(10,153)	(578)	(620)	--	(11,351)
Management fee income (expense)	3,804	(3,804)	--	--	--
Other income (expense), net	(225)	(14)	(26)	--	(265)
Total other income (expense)	(6,574)	(4,396)	(646)	--	(11,616)

Earnings before taxes on income and equity in earnings of subsidiaries	(10,234)	33,563	9,590	--	32,919

Provision (benefit) for taxes on income	(3,248)	12,218	3,868	--	12,838

Equity in earnings of subsidiaries	27,067	--	--	(27,067)	--
Net earnings before extraordinary loss and cumulative effect of accounting change	20,081	21,345	5,722	(27,067)	20,081
Extraordinary loss	--	--	--	--	--
Cumulative effect of accounting change	--	--	--	--	--

Net earnings (loss)	$20,081	$21,345	$5,722	$(27,067)	$20,081

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Three Months Ended June 30, 2001
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$244,161	$54,073	$--	$298,234
Costs and expenses:
Cost of sales	--	177,127	41,333	--	218,460
Engineering, selling and administrative	3,017	28,137	6,465	--	37,619
Amortization expense	91	2,362	699	--	3,152
Plant consolidation costs	--	--	--	-	--
Total costs and expenses	3,108	207,626	48,497	-	259,231

Earnings (loss) from operations	(3,108)	36,535	5,576	--	39,003

Other income (expense):
Interest expense	(8,280)	(564)	--	--	(8,844)
Management fee income (expense)	4,338	(4,338)	--	--	--
Other income (expense), net	(208)	585	(802)	--	(425)
Total other income (expense)	(4,150)	(4,317)	(802)	--	(9,269)

Earnings before taxes on income and equity in earnings of subsidiaries	(7,258)	32,218	4,774	--	29,734

Provision (benefit) for taxes on income	(2,761)	11,945	2,615	--	11,799

Equity in earnings of subsidiaries	22,432	--	--	(22,432)	--
Net earnings before extraordinary loss and cumulative effect of accounting change	17,935	20,273	2,159	(22,432)	17,935
Extraordinary loss	(3,324)	--	--	--	(3,324)
Cumulative effect of accounting change	--	--	--	--	--

Net earnings (loss)	$14,611	$20,273	$2,159	$(22,432)	$14,611

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Six Months Ended June 30, 2002
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$480,509	$167,041	$--	$647,550
Costs and expenses:
Cost of sales	--	356,544	130,391	--	486,935
Engineering, selling and administrative	7,205	60,981	22,217	--	90,403
Amortization expense	--	--	1,052	--	1,052
Plant consolidation costs	--	3,900	--	--	3,900
Total costs and expenses	7,205	421,425	153,660	--	582,290

Earnings (loss) from operations	(7,205)	59,084	13,381	--	65,260

Other income (expense):
Interest expense	(19,654)	(998)	(1,326)	--	(21,978)
Management fee income (expense)	7,657	(8,332)	675	--	-
Other income (expense), net	(539)	(60)	1,039	--	440
Total other income (expense)	12,536)	(9,390)	388	--	(21,538)

Earnings before taxes on income and equity in earnings of subsidiaries	(19,741)	49,694	13,769	--	43,722

Provision (benefit) for taxes on income	(7,419)	18,676	5,794	--	17,051

Equity in earnings of subsidiaries	38,993	--	--	(38,993)	--
Net earnings before extraordinary loss and cumulative effect of accounting change	26,671	31,018	7,975	(38,993)	26,671
Extraordinary loss	--	--	--	--	--
Cumulative effect of accounting change	(36,800)	(36,800)	--	36,800	(36,800)

Net earnings (loss)	$(10,129)	$(5,782)	$7,975	$(2,193)	$(10,129)

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Six Months Ended June 30, 2001
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$469,878	$57,707	$--	$527,585
Costs and expenses:
Cost of sales	--	347,725	44,056	--	391,781
Engineering, selling and administrative	6,146	57,988	7,171	--	71,305
Amortization expense	294	4,459	714	--	5,467
Total costs and expenses	6,440	410,172	51,941	--	468,553

Earnings (loss) from operations	(6,440)	59,706	5,766	--	59,032

Other income (expense):
Interest expense	(11,792)	(1,148)	--	--	(12,940)
Management fee income (expense)	6,823	(6,823)	--	--	--
Other expense - net	(384)	(114)	(42)	--	(540)
Total other income (expense)	(5,353)	(8,085)	(42)	--	(13,480)

Earnings before taxes on income, equity in earnings of subsidiaries and extraordinary loss	(11,793)	51,621	5,724	--	45,552

Provision (benefit) for taxes on income	(4,467)	19,554	2,660	--	17,747

Equity in earnings of subsidiaries, net of income taxes	35,131	--	--	(35,131)	--

Net earnings before extraordinary loss and cumulative effect of accounting change	27,805	32,067	3,064	(35,131)	27,805
Extraordinary loss	(3,324)	--	--	--	(3,324)
Cumulative effect of accounting change	--	--	--	--	--

Net earnings (loss)	$24,481	$32,067	$3,064	$(35,131)	$24,481

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of June 30, 2002
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4,013	$4,166	$16,057	$--		$24,236
Marketable securities	2,198	--	--	--		2,198
Accounts receivable - net	9	132,615	89,825	--		222,449
Inventories - net	--	81,379	64,478	--		145,857
Deferred income taxes	18,873	--	16,566	--		35,439
Other current assets	227	16,829	807	--		17,863
Total current assets	25,320	234,989	187,733	--		448,042

Goodwill - net	1,194	249,469	119,107	--		369,770
Other intangible assets - net	--	--	83,248	--		83,248
Property, plant and equipment - net	7,746	99,226	94,078	--		201,050
Other non-current assets	26,929	40,774	10,159	--		77,862
Equity in affiliates	973,601	--	--	(973,601)		--
Total assets	$1,034,790	$624,458	$494,325	$(973,601	) $	1,179,972

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$30,956	$164,544	$119,799	$--		$315,299
Current portion of long-term debt	24,558	--	4,751	--		29,309
Short-term borrowings	30,300	--	6,900	--		37,200
Product warranties	--	13,586	4,569	--		18,155
Total current liabilities	85,814	178,130	136,019	--		399,963

Non-Current Liabilities:
Long-term debt, less current portion	439,075	--	12,843	--		451,918
Postretirement health and other benefit obligations	1,010	19,531	3,686	--		24,227
Intercompany payable/(receivable) - net	241,330	(239,058)	(2,272)	--		--
Other non-current liabilities	15,367	5,009	31,293	--		51,669
Total non-current liabilities	696,782	(214,518)	45,550	--		527,814

Stockholders' Equity	252,194	660,846	312,756	(973,601)		252,195

Total liabilities and stockholders' equity	$1,034,790	$624,458	$494,325	$(973,601	) $	1,179,972

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2001
(In thousands)
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4,456	$141	$18,984	$--		$23,581
Marketable securities	2,151	-	-	--		2,151
Accounts receivable - net	43	67,159	74,009	--		141,211
Inventories - net	-	67,005	56,051	--		123,056
Deferred income taxes	18,873	-	9,473	-		28,346
Other current assets	203	10,271	2,271	--		12,745
Total current assets	25,726	144,576	160,788	--		331,090

Goodwill - net	1,194	300,445	206,100	--		507,739
Other intangible assets - net	--	--	--	--		--
Property, plant and equipment - net	5,038	98,634	71,712	--		175,384
Other non-current assets	25,081	26,417	15,101	--		66,599
Equity in affiliates	943,466	-	-	(943,466)		-
Total assets	$1,000,505	$570,072	$453,701	$(943,466	) $	1,080,812

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,853	$126,447	$90,831	$--		$236,131
Current portion of long-term debt	24,558	-	6,529	--		31,087
Short-term borrowings	5,900	-	5,061	--		10,961
Product warranties	-	13,575	4,407	-		17,982
Total current liabilities	49,311	140,022	106,828	-		296,161

Non-Current Liabilities:
Long-term debt, less current portion	435,165	-	11,357	-		446,522
Postretirement health and other benefit obligations	1,003	19,129	2,939	-		23,071
Intercompany payable/(receivable) - net	231,140	(238,568)	7,428	-		-
Other non-current liabilities	20,091	5,068	26,104	-		51,263
Total non-current liabilities	687,399	(214,371)	47,828	-		520,856

Stockholders' Equity	263,795	644,421	299,045	(943,466)		263,795

Total liabilities and stockholders' equity	$1,000,505	$570,072	$453,701	$(943,466	) $	1,080,812

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2002
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$(27,523)	$6,769	$22,521	$1,767

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	--	(7,388)	(7,388)
Capital expenditures	(2,958)	(3,256)	(6,861)	(13,075)
Proceeds from sale of property, plant, and equipment	--	512	6,503	7,015
Purchase of marketable securities	(47)	--	--	(47)
Intercompany investments	20,136	--	(20,136)	--
Net cash provided by (used for) investing	17,131	(2,744)	(27,882)	(13,495)

Cash Flows from Financing:
Payments on long-term debt	(16,427)	--	(292)	(16,719)
Payments proceeds from revolver borrowings - net	24,400	--	1,839	26,239
Exercise of stock options	1,976	--	--	1,976
Net cash provided by (used for) financing	9,949	--	1,547	11,496

Effect of exchange rate changes on cash	--	--	887	887

Net increase (decrease) in cash and cash equivalents	(443)	4,025	(2,927)	655

Balance at beginning of period	4,456	141	18,984	23,581
Balance at end of period	$4,013	$4,166	$16,057	$24,236

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2001
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$31,978	$(2,063)	$12,735	$42,650

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	(1,853)	(280,464)	(282,317)
Capital expenditures	(721)	(7,485)	299	(7,907)
Proceeds from sale of property, plant, and equipment	--	330	--	330
Purchase of marketable securities	(54)	--	--	(54)
Intercompany investments	(282,900)	--	282,900	--
Net cash provided by (used for) investing	(283,675)	(9,008)	2,735	(289,948)

Cash Flows from Financing:
Proceeds from long-term debt	345,116	--	--	345,116
Proceeds from senior subordinated notes	156,118	--	--	156,118
Payments on long-term debt	(134,343)	--	(1,286)	(135,629)
Payments proceeds from revolver borrowings - net	(80,125)	--	--	(80,125)
Debt issuance costs	(20,153)	--	--	(20,153)
Dividends paid	(1,791)	--	--	(1,791)
Exercise of stock options	130	--	--	130
Net cash provided by (used for) financing	264,952	--	(1,286)	263,666

Effect of exchange rate changes on cash	--	--	(111)	(111)

Net increase (decrease) in cash and cash equivalents	13,255	(11,071)	14,073	16,257

Balance at beginning of period	3,279	4,740	5,964	13,983
Balance at end of period	$16,534	$(6,331)	$20,037	$30,240

12.  Business Segments

The company determines its segments based upon the internal organization that is used by management to make operating decisions and assess performance. Based upon this approach, the company has three reportable segments: Cranes and Related Products (Cranes), Foodservice Equipment (Foodservice), and Marine.

Information about reportable segments and a reconciliation of total segment sales and profits to the consolidated totals for the three and six months ending June 30, 2002 and 2001 are summarized in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," to this report on Form 10-Q. As of June 30, 2002 and December 31, 2001, the total assets by segment were as follows:

	June 30, 2002	December 31, 2001

Cranes	$648,769	$577,920
Foodservice	373,539	368,363
Marine	96,395	77,291
General corporate	61,269	57,238

Total	$1,179,972	$1,080,812

13. Senior Subordinated Notes Due 2012

On August 8, 2002 the company completed the sale in a private offering of $175 million of 10 1/2% senior subordinated notes due 2012. The senior subordinated notes are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, are pari passu with the company's senior subordinated euro notes and are fully and unconditionally, jointly and severally guaranteed by certain of the company's domestic subsidiaries. Interest on the senior subordinated notes is payable semiannually in February and August each year, commencing February 1, 2003. These notes can be redeemed by the company in whole or in part for a premium on or after August 1, 2007. In addition, the company may redeem for a premium at any time prior to August 1, 2005, up to 35% of the face amount of the senior subordinated notes with the proceeds of one or more equity offerings. The company used the net proceeds from the sale of these notes to refinance outstanding indebtedness of Grove, the acquisition of which the company also completed on August 8, 2002 (see Note 2).

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Analysis of Net Sales

The following table presents net sales by business segment (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales:
Cranes and related products	$160,062	$133,147	$307,758	$217,404
Foodservice products	134,077	116,453	236,853	217,699
Marine	52,066	48,634	102,939	92,482
Total	$346,205	$298,234	$647,550	$527,585

Consolidated net sales for the second quarter of 2002 increased 16.1% to $346.2 million, from $298.2 million for the same period in 2001. The impact of the May 2001 acquisition of Potain, increased sales by Diversified Refrigeration, Inc. (DRI), the company's private-label residential refrigerator business unit, and the continued strength of the Marine business accounted for the increase in net sales. For the first six months of 2002, net sales increased 22.7% to $647.6 million, from $527.6 million in 2001. Excluding Potain's sales for April 2002, consolidated net sales for the second quarter 2002 increased 7.4% versus the second quarter of 2001. Excluding Potain's sales from January 1 through April 30, 2002 consolidated net sales for the six months ended June 30, 2002 increased 5.2% versus the six months ended June 30, 2001.

Net sales from the Crane segment in the second quarter of 2002 increased 20.2% to $160.1 million versus the first quarter of last year. For the six months of 2002, net sales increased 41.6% to $307.8 million. Excluding the additional sales of Potain as discussed above, the Crane segments sales for both the three and six months ended June 30, 2002 were relatively flat, with an increase in sales of approximately 1% for the three months and a decrease in sales of approximately 1% for the six months ended June 30, 2002. Demand for our high-capacity cranes remains active and was highlighted by the order and shipment of a 1,000-ton capacity Model 21000 in the month of June 2002. The Crane segment backlog stood at $81.7 million at quarter end compared to $81.5 million at March 31, 2002 and $64.5 million at December 31, 2001.

Net sales for the Foodservice segment increased 15.1% to $134.1 million in the second quarter of 2002 versus the second quarter of 2001. For the first six months of 2002, net sales have increased 8.8% to $236.9 million. Excluding the results from DRI, sales for the second quarter of 2002 increased approximately 2%, while year-to-date sales remained relatively flat. Sales at DRI increased in the first six months of 2002 versus the same period last year due to the 2002 introduction of several new production models.

For the second quarter and first six months of 2002, net revenue for the Marine segment increased 7.1% and 11.3%, respectively. The activity in new construction projects has helped to offset the continued weakness in the ship-repair business. During the first six months of 2002, 85.0% of the Marine segment's total revenues were from contract work, compared to 75.5% for the same period in 2001. The Marine segment is actively pursuing a number of shipbuilding opportunities that include homeland defense and security initiatives, OPA '90 compliance, and an active dredging market.

Analysis of Operating Earnings

The following table presents operating income by business segment (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Earnings (loss) from operations:
Cranes and related products	$21,562	$17,963	$35,017	$29,326
Foodservice products	21,153	21,354	30,528	30,895
Marine	5,945	5,855	11,872	10,423
General corporate expense	(3,660)	(3,017)	(7,205)	(6,145)
Amortization expense	(465)	(3,152)	(1,052)	(5,467)
Foodservice plant consolidation costs	--	--	(3,900)	--
Total	$44,535	$39,003	$65,260	$59,032

Consolidated operating earnings for the second quarter of 2002 were $44.5 million, an increase of 14.2% versus the second quarter of 2001. For the six months ended June 30, 2002 consolidated operating earnings increased 10.6% to $65.3 million. Excluding the $3.9 million restructuring charge for the closure of the Multiplex manufacturing facility, consolidated operating earnings for the six months ended June 30, 2002 would have been $69.2 million, an increase of 17.2% over the same period of 2001.

Operating earnings in the Crane segment increased 20.0% to $21.6 million during the second quarter of 2002 and 19.4% to $35.0 million for the six months ended June 30, 2002. Excluding Potain's results for April 2002, operating earnings in the Crane segment for the second quarter 2002 increased 4.3% versus the second quarter of 2001. Excluding Potain's results from January 1 through April 30, 2002, consolidated operating earnings in the Crane segment for the six months ended June 30, 2002 increased 1.8% versus the six months ended June 30, 2001. The company continues to see the benefit of the consolidation of its boom truck business where operating margin doubled.

Excluding the $3.9 million restructuring charge for the closure of the Multiplex manufacturing facility, the Foodservice segment's operating profit remained relatively flat for the second quarter, decreasing slightly to $21.2 million from $21.4 million in the second quarter last year. Excluding results for DRI, the segment's operating earnings increased approximately 2% for the quarter. For the first six months of 2002, the Foodservice segment's earnings were $30.5 million compared with $30.9 million for the first six months of 2001. The results for the first six months of 2002 were heavily influenced by the costs associated with the introduction and ramp up in production for a new line of energy-efficient, private-label residential refrigerators built by DRI. In association with this new line of refrigerators, DRI passed through $9.2 million worth of production cost to its customer without profit year-to-date 2002. These equal amounts of revenue and cost were recorded gross by the Foodservice segment in net sales and cost of sales.

During the first quarter of 2002, the company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations into other Foodservice operations. These actions were taken in an effort to streamline the company's cost structure and utilize available capacity. The charge included $2.8 million related to real estate, $0.7 million related to the write-down of certain fixed assets, and $0.4 million related to severance and other employee related costs. All of the charge was paid or utilized by June 30, 2002, with the exception of the $2.7 million provision related to real estate.

The Marine segment's operating earnings grew 1.5% to $5.9 million during the second quarter of 2002. Year-to-date operating earnings increased 13.9% to $11.9 million from $10.4 million one year ago. Although the Marine segment's revenue base continues to shift toward lower margin project work, the segment has continued to improve its overall operating margins.

Amortization expense decreased $2.7 million and $4.4 million for the three and six months ended June 30, 2002, respectively, compared to the three and six months ended June 30, 2001. This decrease is the result of the Company adopting Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests at each reporting unit.

We adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Under the transitional provisions of SFAS No. 142, the company identified its reporting units, performed impairment tests on the net goodwill and other intangible assets associated with each of the reporting units with the assistance of independent valuation experts, using a valuation date of January 1, 2002, and determined that a transitional goodwill impairment charge of $51.0 million ($36.8 million net of income tax) was required. This impairment relates to the company's reporting units as follows: beverage group (foodservice equipment segment) $33.1 million and boom trucks (cranes and related products segment) $17.9 million. This charge is based upon current economic conditions in those industries. The impairment charge was recorded as a cumulative effect of accounting change in the consolidated statements of earnings in the first quarter of 2002 in accordance with the transitional provisions of SFAS No. 142.

Analysis of Non-Operating Income Statement Items

Net interest expense increased $2.5 million and $9.0 million in the three and six months ended June 30, 2002, respectively, versus the same periods of 2001. This increase is due to the increase in outstanding debt related to the funding of the May 2001 acquisition of Potain.

The effective tax rate for the six months ended June 30, 2002 remained consistent at 39.0% compared to June 30, 2001.

During the second quarter of 2001, and in connection with the company's acquisition of Potain, the company restructured its long-term debt by entering into a $475 million senior credit facility and issuing 175 million euro aggregate principal amount, 10-3/8% senior subordinated note due 2011. The company incurred an extraordinary loss of approximately $3.3, net of income taxes of $2.2 million, related to a prepayment penalty and the charge of the related unamortized financing fees of its previous credit facilities.

Financial Condition

First Six Months of 2002

Financial Condition

During the first six months of 2002, accounts receivable and inventory increased by $81 million and $23 million respectively. These increases were much greater than the year-earlier period due to a delay in the typical seasonal upturn in the foodservice and crane segments. Increases in production and sales activity within those segments normally occur earlier in the 2nd quarter than they did this year. These increases in accounts receivable and inventory were funded by cash from operations excluding working capital changes of $44.9 million, and an increase in accounts and income taxes payable of $57.5 million.

Excluding the impact of changes in foreign currency rates, total outstanding debt increased $9.5 million during the first six months of 2002. This increase came primarily from the company's borrowings under its revolving credit faciltiy in the United States. These borrowings were used to partially fund capital expenditures of $13.1 million.

First Six Months of 2001

Cash flow from operations was positive in the first six months of 2001, totaling $42.7 million. Total funded debt was $532.3 million at June 30, 2001, representing a debt-to-capital ratio of 68% at June 30, 2001.

On May 9, 2001, in connection with the acquisition of Potain, the company entered into a new $475 million secured senior credit facility (the "Senior Credit Facility") consisting of a $175.0 million five-year term loan, a $175.0 million six-year term loan, and a $125.0 million five-year revolving credit facility, under which the company borrowed $43.6 million at the closing of the acquisition.

Also, on May 9, 2001, the company issued 175 million euro of 10-3/8% senior subordinated notes due 2011. The notes, which were registered with the Securities and Exchange Commission, are unsecured obligations of the company, ranking subordinate in right of payment to all senior debt of the company, are pari passu with the company's 10 1/2 % senior subordinated due 2012 and are fully and unconditionally guaranteed by the company's domestic subsidiaries.

Liquidity and Capital Resources

The company had $73.3 million of unused availability under the terms of the revolving loan portion of its senior credit facility at June 30, 2002. The company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, dividends, the acquisition of Grove Investors, Inc. (Grove), which was completed on August 8, 2002, and, potentially, other future acquisitions. The primary sources of cash for each of these other than the acquisition of Grove are expected to be cash flows from operations and borrowings under the company's senior credit facility.

On August 8, 2002 the company completed the sale in a private offering of $175 million of 10 1/2% senior subordinated notes due 2012. The senior subordinated notes are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, are pari passu with the company's 10 3/8% senior subordinated euro notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by certain of the company's domestic subsidiaries. Interest on the senior subordinated notes is payable semiannually in February and August each year, commencing February 1, 2003. These notes can be redeemed by the company in whole or in part for a premium on or after August 1, 2007. In addition, the company may redeem for a premium at any time prior to August 1, 2005, up to 35% of the face amount of the senior subordinated notes with the proceeds of one or more equity offerings. The company used the net proceeds from the sale of these notes to refinance outstanding indebtedness of Grove.

The senior credit facility is comprised of term loans totaling $285.7 million at June 30, 2002. Term loan A requires quarterly principal payments of $7.5 million from June 2002 through May 2006. During the quarter ended June 30, 2002 in addition to the required principal payment, the company made an additional $8.0 million principal payment on the term loan A. Term loan B requires quarterly principal payments of $0.4 million through March 2006 and $33.3 million from June 2006 through May 2007. In the third quarter of 2002, the company is not required to make a principal payment on the term loans A due to the previous prepayment.

Borrowings under the senior credit facility bear interest at a rate equal to the sum of a base rate or Eurodollar rate plus an applicable margin, which is based on the company's consolidated total leverage ratio. The weighted average interest rate on term loan A was 4.5% at June 30, 2002. The interest rates on term loan B and the revolving credit facility were 4.7% and 4.5%, respectively, at June 30, 2002. The annual commitment fee in effect on the unused portion of the revolving credit facility at the end of the quarter was 0.5%

The company also had outstanding at June 30, 2002, 175 million euro ($174.6 million) of 10 3/8% senior subordinated notes due May 2011. The senior subordinated notes are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, are pari passu with the company's 10 1/2 % senior subordinated notes due 2012 and are fully and unconditionally, jointly and severally guaranteed by all the company's domestic subsidiaries. Interest on the senior subordinated notes is payable semiannually in May and November each year. These notes can be redeemed by the company in whole or in part for a premium after May 15, 2006. In addition, the company may redeem for a premium at any time prior to May 15, 2004, up to 35% of the face amount of the senior subordinated notes with the proceeds of one or more equity offerings. In the second quarter of 2002, the company made the semiannual interest payment of approximately 9.1 million euro on the senior subordinated notes. The next interest payment is due in November 2002.

Both the senior credit facility and the senior subordinated notes contain customary affirmative and negative covenants. In general, the covenants contained in the senior credit facility are more restrictive than those of the senior subordinated notes. Among other restrictions, these covenants require the company to meet certain financial tests, including various debt and cash flow ratios that become more restrictive over time. These covenants also limit the company's ability to redeem or repurchase the senior subordinated notes, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures. The senior credit facility contains cross-default provisions whereby certain defaults under any other debt agreements would result in a default under the senior credit facility. The company is in compliance with these covenants at June 30, 2002.

The company believes that capital expenditures in 2002 will approximate $25 million to $30 million which will approximate depreciation expense.

Acquisitions

On March 18, 2002, the company executed a definitive agreement to acquire Grove Investors, Inc (Grove). Grove is a leading provider of mobile hydraulic cranes, truck mounted cranes and aerial work platforms for the global market. Grove's products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal and military end users. Grove's products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift and National Crane. In the fiscal year ended September 29, 2001, Grove reported revenues of approximately $718 million.

On July 31, 2002 the Grove shareholders approved the acquisition of Grove by the company and on August 8, 2002 the company completed the acquisition of Grove. In exchange for the outstanding shares of Grove common stock, the company issued approximately 2.2 million shares of Manitowoc common stock with an average market price of $32.34 per share as defined in the merger agreement. In addition, the company assumed or refinanced approximately $199.1 million of Grove debt.

In connection with the acquisition, the company and Grove submitted pre-merger notification and report forms to the Federal Trade Commission and the Antitrust Division of the United States Department of Justice on March 27, 2002. In response to concerns raised by the Department of Justice regarding a potential reduction in competition in the United States boom truck market that could result from the acquisition, the company and Grove reached an agreement with the Department of Justice that, following the completion of the Grove acquisition, the company will divest of either Manitowoc Boom Trucks or National Crane (Grove's boom truck business). Based on a preliminary analysis, the company intends to pursue the disposition of Manitowoc Boom Trucks. The company does not anticipate that the divestiture of either operation will have a material effect on its financial condition or the results of its operations.

On April 8, 2002 the company purchased the remaining 50% interest in its joint venture Fabbrica Apparecchiature per la Produzione del Ghiaccio Srl, a manufacturer of ice machines based in Italy. The aggregate consideration paid by the company for the remaining interest was $3.4 million and resulted in $1.7 million of goodwill.

On May 9, 2001 the company acquired all of the outstanding capital stock of Potain SAS (Potain). Potain is a leading designer, manufacturer and supplier of tower cranes for the building and construction industry. The aggregate consideration paid was $425.2 million, which includes $307.1 million paid in cash, direct acquisition costs of $4.1 million ($0.4 million incurred during 2002), assumed liabilities of $138.8 million, the payment of a post-closing purchase price adjustment of $3.6 million in February 2002, and is less cash acquired of $28.4 million.

During the second quarter of 2002, the company finalized the purchase accounting for the Potain acquisition resulting in a reduction in goodwill of approximately $8.9 million. The primary purchase accounting adjustments recorded during 2002 were to adjust the book value of property, plant and equipment acquired to fair market value based on a third party appraisal report and to record a liability associated with certain restructuring and integration activities.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference in accounting under SFAS No. 146 is that a liability for the cost associated with an exit or disposal activity cannot be recognized until the liability has been incurred. Under EITF 94-3, an exit cost liability could be recognized at the date of any entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. We do not expect SFAS No. 146 to have a material effect on our consolidated financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002" which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 is effective for the company beginning January 1, 2003, with early application encouraged. The company does not expect SFAS No. 145 to have a material effect on its consolidated financial statements.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. This statement is effective for us January 1, 2003 and is not expected to have a material effect on our consolidated financial statements.

Euro Conversion

Effective January 1, 2002, the euro became the official currency of certain participating countries and their national currencies are being phased out over various periods during the first half of 2002. As a part of this process, we have evaluated and we believe we have completed the modification of our information systems or have converted to recent releases of system software, where necessary, to accommodate the euro conversion. Our costs to accommodate the euro conversion were not material. While uncertainties regarding any future impacts of the euro conversion on our businesses exist, we have not experienced and do not expect to experience a material impact on our operations, cash flows or financial condition as a result of the conversion to the euro.

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

Corporate (including factors that may affect all three segments) - changes in laws and regulations throughout the world; the ability to finance, complete and successfully integrate acquisitions, strategic alliances and joint ventures; competitive pricing; changes in domestic and international economic and industry conditions; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations; worldwide political risk; pressure of additional financing leverage resulting from acquisitions; and success in increasing manufacturing efficiencies.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: See exhibit index following the signatures on this Report, which is incorporated herein by reference.

(b)  Reports on Form 8-K: The company filed the following Current Report on Form 8-K:

  On June 24, 2002, to provide information relating to its adoption of Statement of Financial Accounting Standard (SFAS) No. 142.
  On July 18, 2002, to announce its earnings for the second quarter ended June 30, 2002.
  On July 23, 2002, to announced its intention to commence private placement of senior subordinated notes.
  On July 30, 2002, to announcing it reached an agreement with the U.S. Department of Justice concerning the acquisition of Grove Investors, Inc.
  On August 8, 2002, to announce the completion of the private placement of its senior subordinated notes.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANITOWOC COMPANY, INC.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
President and Chief Executive Officer

/s/ Carl Laurino
Carl Laurino
Treasurer and Interim Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
General Counsel and Secretary

August 13, 2002

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
June 30, 2002

Exhibit No.*	Description	Filed Herewith

4.1	Indenture, dated August 8, 2002, by and among the Registrant, the Guarantors named therein and the Initial Purchasers named therein	[Incorporated by reference from Form 8-K dated August 8, 2002]

4.2	Registration Rights Agreement, dated August 8, 2002, by and among the Registrant, the Guarantors named therein and the Initial Purchasers named therein	[Incorporated by reference from Form 8-K dated August 8, 2002]

4.3	Purchase Agreement, dated August 2, 2002, by and among the Registrant, the Guarantors named therein and the Initial Purchasers named therein	[Incorporated by reference from Form 8-K dated August 8, 2002]

10.1	Deferred Compensation Plan, amended as of March 31, 2002	X

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X

*  Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.