Form 10-Q
period 2002-09-30
MANITOWOC CO INC
filed 2002-11-14
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ___________

Commission File Number
1-11978

The Manitowoc Company, Inc.
 (Exact name of registrant as specified in its charter)

Wisconsin	39-0448110
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

2400 S. 44 Street, Manitowoc, Wisconsin	54221-0066
(Address of principal executive offices)	(Zip Code)

(920) 684-4410
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ( X )    No  (   )

The number of shares outstanding of the Registrant's common stock, $.01 par value, as of September 30, 2002, the most recent practicable date, was 26,390,252.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Earnings
For the Three and Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands, except per-share and weighted average shares data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$409,916	$301,011	$1,057,465	$828,596

Costs and expenses:
Cost of sales	318,943	222,873	805,878	614,654
Engineering, selling and administrative expenses	51,635	40,891	142,037	112,196
Amortization expense	501	3,476	1,553	8,943
Plant consolidation costs	--	--	3,900	--
Total costs and expenses	371,079	267,240	953,368	735,793

Earnings from operations	38,837	33,771	104,097	92,803
Other expense:
Interest expense	(14,664)	(12,362)	(36,641)	(25,302)
Other income (expense), net	(28)	(677)	411	(1,217)
Total other expense	(14,692)	(13,039)	(36,230)	(26,519)

Earnings before taxes on income	24,145	20,732	67,867	66,284
Provision for taxes on income	9,417	8,293	26,468	26,040

Net earnings before extraordinary loss and cumulative effect of
accounting change	14,728	12,439	41,399	40,244
Extraordinary loss on debt extinguishment, net of income taxes of $2,216	--	--	--	(3,324)
Cumulative effect of accounting change, net of income taxes of $14,200	--	--	(36,800)	--

Net earnings	$14,728	$12,439	$4,599	$36,920
Basic earnings per share:
Net earnings before extraordinary loss and cumulative effect of accounting change	$0.58	$0.51	$1.67	$1.66
Extraordinary loss on debt extinguishment, net of income taxes	--	--	--	(0.14)
Cumulative effect of accounting change, net of income taxes	--	--	(1.49)	--
Net earnings	$0.58	$0.51	$0.18	$1.52

Diluted earnings per share:
Net earnings before extraordinary loss and cumulative effect of accounting change	$0.57	$0.51	$1.64	$1.64
Extraordinary loss on debt extinguishment, net of income taxes	--	--	--	(0.13)
Cumulative effect of accounting change, net of income taxes	--	--	(1.46)	--
Net earnings	$0.57	$0.51	$0.18	$1.51

Dividends per common share	$--	$--	$--	$0.075

Weighted average shares outstanding - basic	25,600,024	24,273,605	24,739,123	24,268,412
Weighted average shares outstanding - diluted	25,983,241	24,522,524	25,257,522	24,539,425

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2002 and December 31, 2001
(In thousands, except share data)

Assets	September 30, 2002 (Unaudited)	December 31, 2001
Current Assets:
Cash and cash equivalents	$34,066	$23,581
Marketable securities	2,218	2,151
Accounts receivable - net	288,516	141,211
Inventories - net	290,629	123,056
Deferred income taxes	35,224	28,346
Other current assets	31,849	12,745
Total current assets	682,502	331,090

Goodwill - net	441,697	507,739
Other intangible assets - net	82,747	--
Property, plant and equipment - net	315,241	175,384
Other non-current assets	81,712	66,599
Total assets	$1,603,899	$1,080,812

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$397,300	$236,131
Current portion of long-term debt	29,317	31,087
Short-term borrowings	26,997	10,961
Product warranties	29,777	17,982
Total current liabilities	483,391	296,161

Non-Current Liabilities:
Long-term debt, less current portion	625,205	446,522
Pension obligations	44,983	2,809
Postretirement health and other benefit obligations	43,445	20,262
Other non-current liabilities	68,703	51,263
Total non-current liabilities	782,336	520,856
Commitments and Contingencies (see Note 5)
Stockholders' Equity:
Common stock (36,746,482 shares issued,	367	367
26,390,252 and 24,053,085 shares outstanding,
respectively)
Additional paid-in capital	81,013	31,670
Accumulated other comprehensive loss	(12,503)	(3,937)
Unearned compensation	(710)	--
Retained earnings	377,222	372,623
Treasury stock, at cost
(10,356,230 and 12,693,397 shares, respectively)	(107,217)	(136,928)
Total stockholders' equity	338,172	263,795
Total liabilities and stockholders' equity	$1,603,899	$1,080,812

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operations:
Net earnings	$4,599	$36,920
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	21,335	16,218
Amortization of intangible assets	1,553	8,943
Amortization of deferred financing fees	2,969	1,420
Deferred income taxes	2,328	--
Plant relocation costs	3,900	--
Cumulative effect of accounting change, net of income taxes	36,800	--
Extraordinary loss on early extinguishment of debt, net of income taxes	--	3,324
Gain on sale of property, plant and equipment	(2,191)	(338)
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(64,870)	(5,585)
Inventories	(992)	1,492
Other current assets	(2,628)	9,180
Non-current assets	8,245	(32,361)
Current liabilities	38,863	47,153
Non-current liabilities	3,682	(885)
Net cash provided by operations	53,593	85,481

Cash Flows from Investing:
Business acquisitions - net of cash acquired	3,823	(284,759)
Capital expenditures	(24,586)	(17,417)
Proceeds from sale of property, plant and equipment	13,346	487
Purchase of marketable securities	(67)	(81)
Net cash used for investing	(7,484)	(301,770)

Cash Flows from Financing:
Proceeds from long-term debt	--	345,116
Payments on Grove borrowings	(198,328)	--
Proceeds from senior subordinated notes	175,000	156,118
Payments on long-term debt	(20,292)	(157,489)
Proceeds (payments) from revolver borrowings - net	11,306	(79,382)
Debt issuance costs	(6,259)	(21,023)
Dividends paid	--	(1,893)
Exercises of stock options	2,074	148
Net cash provided by (used for ) financing	(36,499)	241,595

Effect of exchange rate changes on cash	875	45

Net increase in cash and cash equivalents	10,485	25,351

Balance at beginning of period	23,581	13,983
Balance at end of period	$34,066	$39,334

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002		2001

Net earnings	$14,728	$12,439	$4,599		$36,920
Other comprehensive income (loss):
Derivative instruments fair market value adjustment - net of income taxes	(58)	(1,562)	312		(1,773)
Foreign currency translation adjustments	1,109	3,956	(8,878)		(1,577)

Total other comprehensive income (loss)	1,051	2,394	(8,566)		(3,350)

Comprehensive income (loss)	$15,779	$14,833	$(3,967	) $	33,570

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2002 and 2001

1.  Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three and nine months ended September 30, 2002 and 2001 and the financial position at September 30, 2002. The interim results are not necessarily indicative of results for a full year and do not contain all information included in the company's annual consolidated financial statements and notes for the year ended December 31, 2001. The consolidated balance sheet as of December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Acquisitions

2002

On August 8, 2002 the company acquired all of the outstanding common shares of Grove Investors, Inc (Grove). The results of Grove's operations have been included in the consolidated financial statements since that date. Grove is a leading provider of mobile hydraulic cranes, truck mounted cranes and aerial work platforms for the global market. Grove's products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal and military end users. Grove's products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift and National Crane.

The company views Grove as a good strategic fit with its crane business for a number of reasons. Grove is a global leader in the mobile hydraulic crane industry, specifically in all terrain and rough terrain mobile hydraulic cranes. The company did not offer these types of cranes, so Grove filled this void in the company's product offering. Coupled with the company's recent entrance into the tower crane product line with the acquisition of Potain, Grove enables the company to offer customers three major crane categories, namely crawler cranes, tower cranes and mobile hydraulic cranes. With the addition of Grove, the company will be able to offer customers equipment and lifting solutions for virtually every construction application. The company also believes that the combination of the two companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in its worldwide distribution and service network.

The aggregate purchase price paid for Grove was $72.6 million, including the company's common stock valued at $70.0 million and direct acquisition costs of $2.6 million. As defined in the merger agreement, in exchange for the outstanding shares of Grove common stock, the company issued approximately 2.2 million shares of the company's common stock out of treasury with an average market price of $32.34 per share. The number of shares issued at the close of the transaction was calculated based on the average closing price of the company's common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction. In addition, the company assumed all of Grove's outstanding liabilities (approximately $399.3 million), including approximately $202.8 million of debt outstanding as of August 8, 2002. Substantially all of this assumed debt was refinanced (See Note 11).

The following table summarizes the preliminary estimate of the fair value of the assets acquired and liabilities assumed at the date of acquisition.

August 8, 2002

Current Assets	$278,505
Property, plant and equipment	116,309
Goodwill	72,047
Other long-term assets	5,006
Total assets acquired	471,867
Current liabilities, excluding current debt	102,074
Debt	202,420
Other long-term liabilities	94,781
Total liabilities assumed	399,275
Net assets acquired	$72,592

Total current assets of $278.5 million includes cash acquired of $13.8 million. The purchase consideration paid in excess of the fair values of the assets acquired and liabilities assumed will be allocated first to the identifiable intangible assets with any remaining excess accounted for as goodwill. The third party valuations of identifiable tangible and intangible assets are not yet complete. Therefore, all of the excess of purchase consideration over the net assets acquired has preliminarily been recorded as goodwill. Based upon a preliminary appraisal report of identifiable intangible assets, the preliminary allocation is as follows: $26.0 million to trademarks and tradenames with an indefinite life; $12.0 million to an in-place distribution network with an indefinite life; $7.0 million to patents with a 10 to 15-year life; and the remaining $27.0 million to goodwill with an indefinite life. The final determination of goodwill will be dependent upon finalization of the third party appraisal of the tangible and other intangible assets to be completed in the fourth quarter of 2002. The result of these valuations could potentially change the purchase price allocation to include adjustments to, among others, property, plant and equipment and definite lived intangible assets, which would result in additional depreciation and amortization expense. The company has also developed and is finalizing certain restructuring and integration activities relating to this acquisition, which will result in further adjustments.

In connection with the acquisition, the company and Grove submitted pre-merger notification and report forms to the Federal Trade Commission and the Antitrust Division of the United States Department of Justice on March 27, 2002. In response to concerns raised by the Department of Justice regarding a potential reduction in competition in the United States boom truck market that could result from the acquisition, the company and Grove reached an agreement with the Department of Justice that, following the completion of the Grove acquisition, the company will divest of either Manitowoc Boom Trucks Inc. or National Crane Corporation (Grove's boom truck business). Based on a preliminary analysis, the company initially intends to pursue the disposition of Manitowoc Boom Trucks Inc. A final decision to dispose of the Manitowoc Boom Trucks operation is contingent on a number of factors including the level of interest expressed by potential buyers, an acceptable range of purchase price, and approval of the transaction by the Department of Justice.  As a result of the remaining uncertainties surrounding the divestiture of Manitowoc Boom Trucks, the company has not reflected Manitowoc Boom Trucks as a discontinued operation in the condensed consolidated financial statements as it has not met all of the criteria in Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to report this business as a discontinued operation. The company does not anticipate that the divestiture of either operation will have a material effect on its financial condition or the results of its continuing operations as the net sales, operating profits, total assets and net assets of Manitowoc Boom Trucks Inc. or National Crane Corporation is less than six-percent of the pro forma net sales, operating profit, total assets and net assets of the company and Grove as of and for the three and nine months ended September 30, 2002.

On April 8, 2002 the company purchased the remaining 50% interest in its joint venture Manitowoc Foodservice Europe (f/k/a Fabbrica Apparecchiature per la Produzione del Ghiaccio Srl), a manufacturer of ice machines based in Italy. The aggregate consideration paid by the company for the remaining interest was $3.4 million and resulted in $1.7 million of goodwill.

2001

On May 9, 2001 the company acquired all of the outstanding capital stock of Potain SAS (formerly Potain SA) (Potain). Potain is a leading designer, manufacturer and supplier of tower cranes for the building and construction industry. The aggregate consideration paid was $425.2 million, which includes $307.1 million paid in cash, direct acquisition costs of $4.1 million ($0.4 million incurred during 2002), assumed liabilities of $138.8 million, the payment of a post-closing purchase price adjustment of $3.6 million in February 2002, and is less cash acquired of $28.4 million.

During the second quarter of 2002, the company finalized the purchase accounting for the Potain acquisition resulting in a reduction in goodwill of approximately $8.9 million. The primary purchase accounting adjustments recorded during 2002 were to adjust the book value of property, plant and equipment acquired to fair market value based on a third party appraisal report and to record a $8.1 million liability associated with certain restructuring and integration activities. This liability relates primarily to employee severance benefits. To date the company has utilized approximately $1.0 million of this liability.

During 2001 the company also completed the acquisition of certain assets of a German-based telescopic personnel platform lift company, assets of a terminated Singapore-based crane equipment distribution company, and assets of a local electrical contractor for the Marine segment. The aggregate consideration paid by the company for these acquisitions was $2.5 million, which includes direct acquisition costs and assumed liabilities, less cash acquired.

The following unaudited pro forma financial information of the company and its subsidiaries for the three and nine months ended September 30, 2002 and 2001 assumes the 2002 acquisition of Grove and 2001 acquisition of Potain occurred on January 1, 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002		2001

Pro forma:
Net sales	$464,770	$483,238	$1,391,556		$1,476,394
Earnings before taxes on income	$13,382	$408	$45,865		$26,514
Net earnings before extraordinary loss and cumulative
effect of accounting change, net of income taxes	$8,163	$248	$27,977		$16,174
Net income (loss)	$8,163	$248	$(8,823	) $	12,850

Basic earnings per share:
Net earnings before extraordianry loss and cummulative
effect of accounting change	$0.32	$0.01	$1.06		$0.62
Net earnings	$0.32	$0.01	$(0.33	) $	0.49

Diluted earnings per share:
Net earnings before extraordianry loss and cummulative
effect of accounting change	$0.31	$0.01	$1.05		$0.62
Net earnings	$0.31	$0.01	$(0.33	) $	0.48

On May 7, 2001 SGPA, Inc. (the Predecessor), the predecessor of Grove, filed a pre-negotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy code that was confirmed by the court on September 14, 2001 and consummated on September 25, 2001. For financial accounting purposes, the inception date for the reorganized Grove (the Successor) was September 29, 2001. The Grove financial statements reflect accounting principles set forth by the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." As such, Grove adopted fresh-start reporting as of September 29, 2001 resulting in a revaluation of its assets, liabilities and capital structure. The Predecessor incurred certain costs related to the reorganization plan, which are included in the 2001 pro forma information above. The three and nine months ended September 30, 2001, include $8.2 million and $14.5 million, respectively, of reorganization costs.

3.  Inventory

The components of inventory at September 30, 2002 and December 31, 2001 are summarized as follows:

	September 30, 2002	December 31, 2001
Components:
Raw materials	$86,184	$44,302
Work-in-process	88,513	35,517
Finished goods	135,409	62,798

Total inventories at FIFO costs	310,106	142,617

Excess of FIFO costs over LIFO value	(19,477)	(19,561)

Total inventories	$290,629	$123,056

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 88% and 79% of total inventory at September 30, 2002 and December 31, 2001, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

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

As discussed in Note 2, "Acquisitions," the company issued approximately 2.2 million shares of the company's common stock with an average market price of $32.34 per share in connection with the Grove acquisition. The common stock was issued from treasury stock with a per share historical cost value of $10.21. The difference between the average market price of $32.34 per share and the treasury stock value of $10.21 per share was reflected in additional paid-in capital. In addition, the company exchanged outstanding Grove stock options with the company's stock options. The number of the company's stock options issued and the exercise price of those options was calculated based on the average closing price of the company's common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction as defined in the merger agreement. For the Grove acquisition, the company issued approximately 0.1 million stock options with an exercise price of $18.30 per share to certain Grove employees.

In February 2001, the board of directors adopted a resolution to pay cash dividends annually rather than quarterly. In October 2002, the board of directors declared a cash dividend of $0.28 per share of common stock to shareholders of record on December 2, 2002, payable on December 9, 2002.

5.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. Recent estimates indicate that the total costs to clean up this site are approximately $30 million. However the ultimate allocations of cost for this site are not yet final. Although liability is joint and several, the company's share of liability is estimated to be 11% of the total costs. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter. The amounts the company has spent each year from 1999 through 2001 to comply with its portion of the cleanup costs have not been material. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company's remaining estimated liability for this matter, included in other current and non current liabilities at September 30, 2002, is $0.9 million. Based on the size of the company's current allocation of liability at this site, the existence of other viable potentially responsible parties and current reserves, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations or cash flows.

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

As of September 30, 2002, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retentions of $0.1 million for Potain crane accidents; $1.0 million for all other crane accidents (except for Grove); $1.0 million for Foodservice Equipment accidents occurring during 1990 to 1996; and $0.1 million for Foodservice Equipment accidents occurring during 1997 to present. Prior to the acquisition, Grove purchased an insurance policy, which effectively indemnified it against claims arising prior to October 1, 1997 up to an aggregate loss limit of $85.0 million. Beginning October 1, 1997 Grove's insurance included self-insured retention levels of $2.0 million per occurrence with an aggregate loss limit of $15.0 million per year for 1997 through 2000 and self-insurance retention levels of$3.0 million per occurrence with an aggregate loss limit of $15 million per year for 2000 through 2002. Effective October 1, 2002 the company adjusted its self-insurance retention limit for all United States crane product liability claims, including Grove, to $2.0 million per occurrence with an aggregate loss limit of $15.0 million per year. All non-United States crane product liability claims (other than Potain) are fully insured with a small deductible payable by the company. As of September 30, 2002, the insurer's annual contribution is limited to $25 million for Marine businesses, $25 million (1997 - 1998) and $50 million (1998-2002) for Foodservice Equipment and Crane (other than Grove) businesses, and $100 million for Grove. Effective October 1, 2002 the company adjusted the insurer's annual contribution limit to $100 million for all Foodservice and Crane businesses, whereas the insurer's annual contribution limit for Marine cases remained at $25 million.

Product liability reserves included in accounts payable and accrued expenses at September 30, 2002 were $35.0 million: $6.6 million reserved specifically for the cases referenced above, and $28.4 million was reserved for claims incurred but not reported which were estimated using actuarial methods. Based on the company's experience in defending itself against product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.

At September 30, 2002 and December 31, 2001, the company had reserved $36.9 million and $24.8 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the consolidated balance sheet. Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the company's historical experience.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of the company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

The company is also involved in various other legal actions arising in the normal course of business, including numerous lawsuits involving asbestos-related claims in which the company is one of numerous defendants. After taking into consideration legal counsel's evaluation of such actions, and the liabilities accrued with respect to such matters, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the consolidated financial statements of the company.

6.  Earnings Per Share

The following is a reconciliation of the earnings and average shares outstanding used to compute basic and diluted earnings per share.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Earnings:
Net earnings before extraordinary loss and cumulative
effect of accounting change	$14,728	$12,439	$41,399	$40,244
Extraordinary loss from debt extinguishment, net of income taxes	--	--	--	(3,324)
Cumulative effect of accounting change, net of income taxes	--	--	(36,800)	--
Net earnings	$14,728	$12,439	$4,599	$36,920

Basic weighted average common shares outstanding	25,600,024	24,273,605	24,739,123	24,268,412
Effect of dilutive securities - stock options	383,217	248,919	518,399	271,013
Diluted weighted average common shares outstanding	25,983,241	24,522,524	25,257,522	24,539,425

Basic earnings per share:
Net earnings before extraordinary loss and cumulative
effect of accounting change	$0.58	$0.51	$1.67	$1.66
Extraordinary loss on debt extinguishment, net of income taxes	--	--	--	(0.14)
Cumulative effect of accounting change, net of income taxes	--	--	(1.49)	--
Net earnings	$0.58	$0.51	$0.18	$1.52

Diluted earnings per share:
Net earnings before extraordinary loss and cumulative
effect of accounting change	$0.57	$0.51	$1.64	$1.64
Extraordinary loss on debt extinguishment, net of income taxes	--	--	--	(0.13)
Cumulative effect of accounting change, net of income taxes	--	--	(1.46)	--
Net earnings	$0.57	$0.51	$0.18	$1.51

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

8.  Goodwill and Other Intangible Assets

Effective January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. Previous accounting rules incorporated a comparison of book value to undiscounted cash flows. The new rules require a comparison of book value to discounted cash flows, which are lower.

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

Upon adoption of SFAS No. 142, goodwill and indefinite-lived intangible assets ceased being amortized, and were tested for impairment. Using the SFAS No. 142 approach described above, the company estimated the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. As a result, the company recorded a transitional goodwill impairment charge as of January 1, 2002 of $51.0 million ($36.8 million net of income tax) which is reflected as a cumulative effect of accounting change in the consolidated statement of earnings. This charge relates to the company's reporting units as follows: Beverage Group (Foodservice Equipment segment) $33.1 million and Manitowoc Boom Trucks (Cranes and Related Products segment) $17.9 million. The charge was based on current economic conditions in these industries. This transitional impairment charge results from the application of the new impairment methodology introduced by SFAS No. 142. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002.

The following sets forth a reconciliation of net income and earnings per share information for the three and nine months ended September 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2001 and the nine months ended September 30, 2002, were as follows:

During the first quarter of 2002 a portion of the excess of the cost over fair value of the net assets acquired in the Potain acquisition was allocated to specific other intangible assets. Based upon a third party appraisal report, the allocation was as follows: $53.0 million to trademarks and tradenames with an indefinite life; $17.5 million to patents with a 15-year life; $8.8 million to engineering drawings with a 15-year life; and $5.0 million to an in-place distribution network with an indefinite life. The remainder of the excess of the cost over fair value for this acquisition was allocated to goodwill. The company is in the process of obtaining a third party valuation of identifiable intangible assets related to the Grove acquisition. This valuation could change the purchase price allocation to include adjustments to definite lived intangible assets and therefore result in additional amortization expense. The gross carrying amount and accumulated amortization of the company's intangible assets other than goodwill, all as a result of the Potain acquisition, were as follows as of September 30, 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$53,000	$--	$53,000
Patents	17,500	1,032	16,468
Engineering drawings	8,800	521	8,279
Distribution network	5,000	--	5,000
Total	$84,300	$1,553	$82,747

Amortization expense recorded for the other intangible assets for the three months and nine months ended September 30, 2002 was $0.5 million and $1.6 million, respectively. Estimated amortization expense for the five years beginning in 2003 is estimated to be approximately $2.0 million per year, excluding any additional amortization expense which may result from the Grove valuation discussed above.

9.  Recent Accounting Changes and Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference in accounting under SFAS No. 146 is that a liability for the cost associated with an exit or disposal activity cannot be recognized until the liability has been incurred. Under EITF 94-3, an exit cost liability could be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated by the company after December 31, 2002, with early application encouraged.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002," which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 is effective for the company beginning January 1, 2003, with early application encouraged. The adoption of SFAS No. 145 will result in the company not classifying its loss on early extinguishment of debt, which occurred in 2001, as an extraordinary item.

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

10.  Plant Consolidation Costs

During the first quarter of 2002, the company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations into other of its Foodservice operations. These actions were taken in an effort to streamline the company's cost structure and utilize available capacity. The charge included $2.8 million to write-down the building and land, which are available for sale, to estimated fair market value, $0.7 million related to the write-down of certain fixed assets, and $0.4 million related to severance and other employee related costs. All of the charge was paid or utilized by September 30, 2002. The company has a pending offer from a third party to buy the Multiplex building and land contingent on satisfaction of certain conditions. It is anticipated this sale will close during the fourth quarter of 2002.

11. Senior Subordinated Notes Due 2012

On August 8, 2002 the company completed the sale in a private offering of $175 million of 10 1/2% senior subordinated notes due 2012. The senior subordinated notes are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, are equal to the company's senior subordinated euro notes and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company's domestic subsidiaries. Interest on the new senior subordinated notes is payable semiannually in February and August each year, commencing February 1, 2003. These notes can be redeemed by the company in whole or in part for a premium on or after August 1, 2007. In addition, the company may redeem for a premium, at any time prior to August 1, 2005, up to 35% of the face amount of these senior subordinated notes with the proceeds of one or more equity offerings. The company used the net proceeds from the sale of these notes to refinance outstanding indebtedness of Grove, the acquisition of which the company also completed on August 8, 2002 (see Note 2).

The company is in the process of registering securities having substantially identical terms as these senior subordinated notes due 2012 with the United States Securities and Exchange Commission, as part of an offer to exchange freely tradeable notes for the privately placed notes.

12. Interest Rate Swap

On September 6, 2002 the company entered into an interest rate swap contract, which effectively converted $115 million of its fixed-rate senior subordinated notes due 2012 to variable rate debt. This contract is considered to be a hedge against changes in the fair value of the fixed-rate debt obligation. Accordingly, the interest rate swap contract is reflected at fair value in the company's consolidated balance sheet, an asset of $0.6 million as of September 30, 2002, and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the consolidated statement of operations. The net effect of this accounting on the company's operating results is that interest expense on the portion of fixed-rate debt being hedged is recorded based on variable interest rates. The effect of this interest rate swap since September 6, 2002 reduced the interest rate on $115 million of the company's senior subordinated notes due 2012 from 10 1/2 % to 7 3/4%, a reduction of interest expense of approximately $0.2 million through September 30, 2002.

13.  Subsidiary Guarantors

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the senior subordinated notes due 2011, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company and National Crane Corporation which do not guarantee the senior subordinated notes due 2011 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors. Comparable information regarding guarantor and non-guarantor subsidiaries of the company's senior subordinated notes due 2012 is not presented because the registration statement with respect to those notes is not yet effective, but it would differ from the following information because Manitowoc Boom Trucks, Inc. is a guarantor of the senior subordinated notes due 2011 but currently is not a guarantor of the senior subordinated notes due 2012.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Three Months Ended September 30, 2002
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$261,512	$148,404	$--	$409,916
Costs and expenses:
Cost of sales	--	198,734	120,209	--	318,943
Engineering, selling and administrative	3,336	33,637	14,662	--	51,635
Amortization expense	--	--	501	--	501
Plant consolidation costs	--	--	--	--	--
Total costs and expenses	3,336	232,371	135,372	--	371,079

Earnings (loss) from operations	(3,336)	29,141	13,032	--	38,837

Other income (expense):
Interest expense	(13,068)	442	(2,038)	--	(14,664)
Management fee income (expense)	3,784	(3,977)	193	--	--
Other income (expense), net	(46)	426	(408)	--	(28)
Total other income (expense)	(9,330)	(3,109)	(2,253)	--	(14,692)

Earnings before taxes on income and equity in earnings of subsidiaries	(12,666)	26,032	10,779	--	24,145

Provision (benefit) for taxes on income	(5,215)	10,846	3,786	--	9,417

Equity in earnings of subsidiaries	22,179	--	--	(22,179)	--
Net earnings before extraordinary loss and cumulative effect of accounting change	14,728	15,186	6,993	(22,179)	14,728
Extraordinary loss	--	--	--	--	--
Cumulative effect of accounting change	--	--	--	--	--

Net earnings (loss)	$14,728	$15,186	$6,993	$(22,179)	$14,728

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Three Months Ended September 30, 2001
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$227,463	$73,548	$--	$301,011
Costs and expenses:
Cost of sales	--	167,634	55,239	--	222,873
Engineering, selling and administrative	2,887	28,055	9,949	--	40,891
Amortization expense	21	2,203	1,252	--	3,476
Plant consolidation costs	--	--	--	--	--
Total costs and expenses	2,908	197,892	66,440	--	267,240

Earnings (loss) from operations	(2,908)	29,571	7,108	--	33,771

Other income (expense):
Interest expense	(11,238)	(357)	(767)	--	(12,362)
Management fee income (expense)	3,384	(3,384)	--	--	--
Other income (expense), net	(314)	(124)	(239)	--	(677)
Total other income (expense)	(8,168)	(3,865)	(1,006)	--	(13,039)

Earnings before taxes on income and equity in earnings of subsidiaries	(11,076)	25,706	6,102	--	20,732

Provision (benefit) for taxes on income	(4,075)	9,556	2,812	--	8,293

Equity in earnings of subsidiaries	19,440	--	--	(19,440)	--
Net earnings before extraordinary loss and cumulative effect of accounting change	12,439	16,150	3,290	(19,440)	12,439
Extraordinary loss	--	--	--	--	--
Cumulative effect of accounting change	--	--	--	--	--

Net earnings (loss)	$12,439	$16,150	$3,290	$(19,440)	$12,439

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Nine Months Ended September 30, 2002
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$742,020	$315,445	$--	$1,057,465
Costs and expenses:
Cost of sales	--	555,278	250,600	--	805,878
Engineering, selling and administrative	10,541	94,617	36,879	--	142,037
Amortization expense	--	--	1,553	--	1,553
Plant consolidation costs	--	3,900	--	--	3,900
Total costs and expenses	10,541	653,795	289,032	--	953,368

Earnings (loss) from operations	(10,541)	88,225	26,413	--	104,097

Other income (expense):
Interest expense	(32,722)	(555)	(3,364)	--	(36,641)
Management fee income (expense)	11,441	(12,309)	868	--	-
Other income (expense), net	(585)	365	631	--	411
Total other income (expense)	(21,866)	(12,499)	(1,865)	--	(36,230)

Earnings before taxes on income and equity in earnings of subsidiaries	(32,407)	75,726	24,548	--	67,867

Provision (benefit) for taxes on income	(12,634)	29,522	9,580	--	26,468

Equity in earnings of subsidiaries	61,172	--	--	(61,172)	--
Net earnings before extraordinary loss and cumulative effect of accounting change	41,399	46,204	14,968	(61,172)	41,399
Extraordinary loss	--	--	--	--	--
Cumulative effect of accounting change	(36,800)	(36,800)	--	36,800	(36,800)

Net earnings (loss)	$4,599	$9,404	$14,968	$(24,372)	$4,599

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Nine Months Ended September 30, 2001
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$697,341	$131,255	$--	$828,596
Costs and expenses:
Cost of sales	--	515,359	99,295	--	614,654
Engineering, selling and administrative	9,033	86,043	17,120	--	112,196
Amortization expense	315	6,662	1,966	--	8,943
Total costs and expenses	9,348	608,064	118,381	--	735,793

Earnings (loss) from operations	(9,348)	89,277	12,874	--	92,803

Other income (expense):
Interest expense	(23,030)	(1,505)	(767)	--	(25,302)
Management fee income (expense)	10,207	(10,207)	--	--	--
Other expense - net	(698)	(238)	(281)	--	(1,217)
Total other income (expense)	(13,521)	(11,950)	(1,048)	--	(26,519)

Earnings before taxes on income, equity in earnings of subsidiaries and extraordinary loss	(22,869)	77,327	11,826	--	66,284

Provision (benefit) for taxes on income	(8,542)	29,110	5,472	--	26,040

Equity in earnings of subsidiaries, net of income taxes	54,571	--	--	(54,571)	--

Net earnings before extraordinary loss and cumulative effect of accounting change	40,244	48,217	6,354	(54,571)	40,244
Extraordinary loss	(3,324)	--	--	--	(3,324)
Cumulative effect of accounting change	--	--	--	--	--

Net earnings (loss)	$36,920	$48,217	$6,354	$(54,571)	$36,920

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2002
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$(1,463)	$9,667	$25,862	$--	$34,066
Marketable securities	2,218	--	--	--	2,218
Accounts receivable - net	4,092	141,201	143,223	--	288,516
Inventories - net	--	148,448	142,181	--	290,629
Deferred income taxes	18,873	--	16,351	--	35,224
Other current assets	209	28,492	3,148	--	31,849
Total current assets	23,929	327,808	330,765	--	682,502

Goodwill - net	1,194	275,136	165,367	--	441,697
Other intangible assets - net	--	--	82,747	--	82,747
Property, plant and equipment - net	10,405	163,382	141,454	--	315,241
Other non-current assets	30,069	22,220	29,423	--	81,712
Equity in affiliates	1,068,685	--	--	(1,068,685)	--
Total assets	$1,134,282	$788,546	$749,756	$(1,068,685)	$1,603,899

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$31,574	$201,076	$164,650	$--	$397,300
Current portion of long-term debt	24,558	1	4,758	--	29,317
Short-term borrowings	19,400	1,048	6,549	--	26,997
Product warranties	--	19,059	10,718	--	29,777
Total current liabilities	75,532	221,184	186,675	--	483,391

Non-Current Liabilities:
Long-term debt, less current portion	611,625	885	12,695	--	625,205
Postretirement health and other benefit obligations	1,026	42,419	--	--	43,445
Intercompany payable/(receivable) - net	92,531	(222,207)	129,676	--	--
Other non-current liabilities	15,396	24,505	73,785	--	113,686
Total non-current liabilities	720,578	(154,398)	216,156	--	782,336

Stockholders' Equity	338,172	721,760	346,925	(1,068,685)	338,172

Total liabilities and
stockholders' equity	$1,134,282	$788,546	$749,756	$(1,068,685)	$1,603,899

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2001
(In thousands)
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4,456	$141	$18,984	$--	$23,581
Marketable securities	2,151	-	-	--	2,151
Accounts receivable - net	43	67,159	74,009	--	141,211
Inventories - net	-	67,005	56,051	--	123,056
Deferred income taxes	18,873	-	9,473	-	28,346
Other current assets	203	10,271	2,271	--	12,745
Total current assets	25,726	144,576	160,788	--	331,090

Goodwill - net	1,194	300,445	206,100	--	507,739
Other intangible assets - net	--	--	--	--	--
Property, plant and equipment - net	5,038	98,634	71,712	--	175,384
Other non-current assets	25,081	26,417	15,101	--	66,599
Equity in affiliates	943,466	-	-	(943,466)	-
Total assets	$1,000,505	$570,072	$453,701	$(943,466)	$1,080,812

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,853	$126,447	$90,831	$--	$236,131
Current portion of long-term debt	24,558	-	6,529	--	31,087
Short-term borrowings	5,900	-	5,061	--	10,961
Product warranties	-	13,575	4,407	-	17,982
Total current liabilities	49,311	140,022	106,828	--	296,161

Non-Current Liabilities:
Long-term debt, less current portion	435,165	-	11,357	--	446,522
Postretirement health and other benefit obligations	1,003	19,129	130	--	20,262
Intercompany payable/(receivable) - net	231,140	(238,568)	7,428	--	-
Other non-current liabilities	20,091	5,068	28,913	-	54,072
Total non-current liabilities	687,399	(214,371)	47,828	--	520,856

Stockholders' Equity	263,795	644,421	299,045	(943,466)	263,795

Total liabilities and
stockholders' equity	$1,000,505	$570,072	$453,701	$(943,466)	$1,080,812

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$(43,039)	$210,259	$(113,627)	$53,593

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	11,210	(7,387)	3,823
Capital expenditures	(5,536)	(5,596)	(13,454)	(24,586)
Proceeds from sale of property, plant, and equipment	--	(293)	13,639	13,346
Purchase of marketable securities	(67)	--	--	(67)
Intercompany investments	(124,729)	--	124,729	--
Net cash provided by (used for) investing	(130,332)	5,321	117,527	(7,484)

Cash Flows from Financing:
Payments of Grove borrowings	--	(198,328)	--	(198,328)
Proceeds from senior subordinated notes	175,000	--	--	175,000
Payments on long-term debt	(16,225)	(3,634)	(433)	(20,292)
Proceeds (payments) from revolver borrowings - net	12,862	(4,092)	2,536	11,306
Debt issuance costs	(6,259)	--	--	(6,259)
Exercise of stock options	2,074	--	--	2,074
Net cash provided by (used for) financing	167,452	(206,054)	2,103	(36,499)

Effect of exchange rate changes on cash	--	--	875	875

Net increase (decrease) in cash and cash equivalents	(5,919)	9,526	6,878	10,485

Balance at beginning of period	4,456	141	18,984	23,581
Balance at end of period	$(1,463)	$9,667	$25,862	$34,066

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2001
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$72,739	$2,331	$10,411	$85,481

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	(955)	(283,804)	(284,759)
Capital expenditures	(1,318)	(8,863)	(7,236)	(17,417)
Proceeds from sale of property, plant, and equipment	--	487	--	487
Purchase of marketable securities	(81)	--	--	(81)
Intercompany investments	(287,271)	--	287,271	--
Net cash provided by (used for) investing	(288,670)	(9,331)	(3,769)	(301,770)

Cash Flows from Financing:
Proceeds from long-term debt	345,116	--	--	345,116
Proceeds from senior subordinated notes	156,118	--	--	156,118
Payments on long-term debt	(156,117)	--	(1,372)	(157,489)
Proceeds (payments) from revolver borrowings - net	(83,788)	--	4,406	(79,382)
Debt issuance costs	(21,023)	--	--	(21,023)
Dividends paid	(1,893)	--	--	(1,893)
Exercise of stock options	148	--	--	148
Net cash provided by (used for) financing	238,561	--	3,034	241,595

Effect of exchange rate changes on cash	--	--	45	45

Net increase (decrease) in cash and cash equivalents	22,630	(7,000)	9,721	25,351

Balance at beginning of period	3,279	4,740	5,964	13,983
Balance at end of period	$25,909	$(2,260)	$15,685	$39,334

14. Business Segments

The company identifies its segments using the "management approach," which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company's reportable segments. The company has three reportable segments: Cranes and Related Products, Foodservice Equipment, and Marine. Net sales and earnings from operations by segment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales:
Cranes and related products	$234,676	$152,443	$542,434	$369,847
Foodservice equipment	121,080	103,781	357,933	321,480
Marine	54,160	44,787	157,098	137,269
Total net sales	$409,916	$301,011	$1,057,465	$828,596

Earnings from operations:
Cranes and related products	$20,118	$19,371	$55,135	$48,697
Foodservice equipment	18,383	15,788	48,911	46,683
Marine	4,182	4,976	16,054	15,399
General corporate expense	(3,345)	(2,888)	(10,550)	(9,033)
Amortization	(501)	(3,476)	(1,553)	(8,943)
Foodservice plant consolidation costs	--	--	(3,900)	--
Total earnings from operations	$38,837	$33,771	$104,097	$92,803

As of September 30, 2002 and December 31, 2001, the total assets by segment were as follows:
	September 30, 2002	December 31, 2001

Cranes and related products	$1,086,965	$577,920
Foodservice equipment	357,770	368,363
Marine	93,567	77,291
General corporate	65,597	57,238

Total	$1,603,899	$1,080,812

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Analysis of Net Sales

The following table presents net sales by business segment (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales:
Cranes and related products	$234,676	$152,443	$542,434	$369,847
Foodservice equipment	121,080	103,781	357,933	321,480
Marine	54,160	44,787	157,098	137,269
Total	$409,916	$301,011	$1,057,465	$828,596

Consolidated net sales for the third quarter of 2002 increased 36.2% to $409.9 million, from $301.0 million for the same period in 2001. A significant amount of this increase was a result of the Grove acquisition, which was acquired by the company on August 8, 2002. Excluding Grove's net sales since the date of acquisition, consolidated net sales increased 2.6% for the third quarter of 2002 compared to the same period in 2001. Sales for the Foodservice and Marine segments increased 16.7% and 20.9%, respectively, for the third quarter of 2002 compared to the third quarter of 2001. For the first nine months of 2002, consolidated net sales increased 27.6% to $1.1 billion, from $828.6 million in 2001. Excluding both Grove's net sales since August 8, 2002 and Potain's sales from January 1 through April 30, 2002, (the company acquired Potain in May of 2001), consolidated net sales for the nine months ended September 30, 2002 increased 4.2% versus the nine months ended September 30, 2001.

Net sales from the Crane segment for the third quarter of 2002 increased 53.9% to $234.7 million versus the third quarter of last year. For the first nine months of 2002, net sales increased 46.7% to $542.4 million compared to the first nine months of 2001. Excluding the net sales of Grove and Potain for the same time period as discussed above, the Crane segment's sales for the three and nine months ended September 30, 2002 declined 12.4% and 5.7%, respectively. The Crane segment has experienced a dramatic slowdown in demand in the third quarter of 2002. During the first half of the year, the company's crane sales outperformed the market and remained relatively stable compared to the overall industry, which was declining at a rate exceeding 10%. In the third quarter the company's sales declined closer to industry rates. Crane segment backlog was $138.5 million at September 30, 2002. Excluding Grove, the backlog stood at $67.3 million at September 30, 2002 compared to $64.5 and $94.2 at December 31, 2001 and September 30, 2001, respectively.

Net sales from the Foodservice segment increased 16.7% to $121.1 million in the third quarter of 2002 versus the third quarter of 2001. For the first nine months of 2002, net sales increased 11.3% to $357.9 million compared to the first nine months of 2001. Excluding the results of Diversified Refrigeration, Inc. (DRI), the company's private-label residential refrigerator business unit, sales for the third quarter of 2002 increased approximately 13.7%, while year-to-date sales increased by 4.9%. The beverage and ice-machine businesses gained market share and had increased sales in the third quarter of 2002 as a result of several new products which were introduced during the year.

For the third quarter and first nine months of 2002, net sales for the Marine segment increased 20.9% and 14.4%, respectively, compared to the third quarter and first nine months of 2001. The activity in new construction projects has offset the continued weakness in the ship repair business. The higher-margin repair market has been slow for most of the year. However, the company is seeing an increase as it enters the winter season. The Marine segment backlog extends into 2005, and the Marine segment is actively pursuing new business that includes homeland defense and security initiatives, compliance initiatives under the Oil Pollution Act of 1990, and an active dredging market.

Analysis of Operating Earnings

The following table presents operating income by business segment (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Earnings from operations:
Cranes and related products	$20,118	$19,371	$55,135	$48,697
Foodservice equipment	18,383	15,788	48,911	46,683
Marine	4,182	4,976	16,054	15,399
General corporate expense	(3,345)	(2,888)	(10,550)	(9,033)
Amortization expense	(501)	(3,476)	(1,553)	(8,943)
Foodservice plant consolidation costs	--	--	(3,900)	--
Total	$38,837	$33,771	$104,097	$92,803

Consolidated operating earnings for the third quarter of 2002 were $38.8 million, an increase of 15.0% versus the third quarter of 2001. Excluding Grove's operating earnings since August 8, 2002, the date of acquisition, consolidated operating earnings decreased 3.7% for the third quarter of 2002 compared to the same period in 2001. This decrease is primarily the result of reduced operating earnings in the Crane and Marine segments offset by improved operating earnings in the Foodservice segment. For the nine months ended September 30, 2002, consolidated operating earnings increased 12.2% to $104.1 million from $92.8 million for the same period in 2001. Excluding Grove's operating earnings since acquisition and Potain's operating earnings from January 1 through April 30, 2002, and excluding the $3.9 million restructuring charge for the closure of the Multiplex manufacturing facility, consolidated operating earnings for the nine months ended September 30, 2002 increased 4.0% compared to the nine months ended September 30, 2001.

Consolidated operating earnings in 2002 are impacted by the following items: (i) the $3.9 million restructuring charged recorded during the first quarter of 2002 related to the consolidation of the Multiplex operations; (ii) the impact of costs associated with the introduction and ramp-up in production for a new line of energy-efficient, private-label residential refrigerators built by DRI. In association with this new line of refrigerators, DRI passed through $11.5 million worth of production costs to its customer without profit year-to-date 2002 (see further discussion below); (iii) volume in the company's Crane segment; and (iv) mix in the Marine segment.

Engineering, selling and administrative expenses increased $10.7 million for the three months ended September 30, 2002 compared to the same period for 2001. This increase is the result of the acquisition of Grove. As a percentage of sales, engineering, selling and administrative expenses for the three months ended September 30, 2002 decreased to 12.6% from 13.6% for the same period in 2001. The decrease of engineering, selling and administrative expenses as a percentage of sales is the result of cost control efforts implemented by the company during 2002. These efforts included, consolidation of the Multiplex operations, salaried workforce reductions, and higher sales in the Marine segment with engineering, selling and administrative expenses remaining consistent with prior years. Engineering, selling and administrative expenses increased $29.8 million for the first nine months of 2002 compared to the same period in 2001. This increase is primarily the result of the acquisition of Potain in May of 2001 and Grove in August of 2002.

Operating earnings in the Crane segment increased 3.9% to $20.1 million during the third quarter of 2002 and 13.2% to $55.1 million for the nine months ended September 30, 2002 compared to the same periods in 2001. Excluding Grove's results from the date of acquisition, operating earnings in the Crane segment for the third quarter 2002 declined 28.8% versus the third quarter of 2001. This decrease in operating earnings is primarily the result of the lower crane sales volume during the quarter, as discussed above, offset by (i) the continued benefit of the consolidation of the company's legacy boom truck business, where operating margin improved by more than 13% and (ii) the increased operating earnings in the tower crane business, where operating earnings improved 13.6%. Excluding Grove's results since acquisition and Potain's results from January 1 through April 30, 2002, consolidated operating earnings in the Crane segment for the nine months ended September 30, 2002 declined 10.4% versus the nine months ended September 30, 2001.

The Foodservice segment's operating profit increased by 16.4%, to $18.4 million, compared to the third quarter of 2001. Excluding results for DRI, the segment's operating earnings increased approximately 26.7% for the quarter compared to the same period in 2001. The company has commenced formal arbitration with DRI's sole customer and expects a resolution by year-end. Excluding the $3.9 million restructuring charge for the closure of the Multiplex manufacturing facility, the Foodservice segment's earnings for the first nine month's of 2002 were $48.9 million compared with $46.7 million for the first nine months of 2001.

During the first quarter of 2002, the company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations into other of its Foodservice operations. These actions were taken in an effort to streamline the company's cost structure and utilize available capacity. The company anticipates cost savings of $1.6 million in 2002 and an estimated annual costs savings of approximately $2.7 million in subsequent years as a result of the consolidation of the Multiplex operations. The charge included $2.8 million to write-down the building and land, which are available for sale, to estimated fair market value, $0.7 million related to the write-down of certain fixed assets, and $0.4 million related to severance and other employee related costs. All of the charge was paid or utilized by September 30, 2002. The company has a pending offer from a third party to buy the Multiplex building and land contingent on satisfaction of certain conditions. It is anticipated that this sale will close during the fourth quarter of 2002.

The Marine segment's operating earnings declined 16.0% to $4.2 million during the third quarter of 2002 compared to the third quarter of 2001. For the nine months ended September 30, 2002 operating earnings increased 4.3% to $16.1 million compared to $15.4 million for the same period in 2001. Operating margins continue to be affected by the mix of shipbuilding and ship repair work. Scheduled docking and repair work has increased over the prior year, as a result, the company is expecting improved margins in the fourth quarter of 2002 and in the first quarter of 2003.

Amortization expense decreased $3.0 million and $7.4 million for the three and nine months ended September 30, 2002, respectively, compared to the three and nine months ended September 30, 2001. This decrease is the result of the company adopting SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are be subject to at least annual impairment tests at each reporting unit.

The company adopted these new rules on accounting for goodwill and other intangible assets on January 1, 2002. Under the transitional provisions of SFAS No. 142, the company identified its reporting units, performed impairment tests on the net goodwill and other intangible assets associated with each of the reporting units using a valuation date of January 1, 2002, and determined that a transitional goodwill impairment charge of $51.0 million ($36.8 million net of income tax) was required. This impairment relates to the company's reporting units as follows: Beverage Group (Foodservice Equipment segment) $33.1 million and Manitowoc Boom Trucks (Cranes and Related Products segment) $17.9 million. This charge was based upon current economic conditions in those industries. The impairment charge was recorded as a cumulative effect of accounting change in the consolidated statement of earnings in the first quarter of 2002 in accordance with the transitional provisions of SFAS No. 142. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002.

Analysis of Non-Operating Income Statement Items

Net interest expense increased $2.3 million and $11.4 million in the three and nine months ended September 30, 2002, respectively, versus the same periods of 2001. This increase is due to the increase in outstanding debt related to the funding of the May 2001 acquisition of Potain and the August 2002 acquisition of Grove.

The effective tax rate for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 remained consistent at 39.0%.

During the second quarter of 2001, and in connection with the company's acquisition of Potain, the company restructured its long-term debt by entering into a $475 million senior credit facility and issuing 175 million euro aggregate principal amount, 10-3/8% senior subordinated note due 2011. The company incurred an extraordinary loss of approximately $3.3 million, net of income taxes of $2.2 million, related to a prepayment penalty and the charge of the related unamortized financing fees of its previous credit facilities.

Financial Condition

First Nine Months of 2002

Cash flow from operations for the three months ended September 30, 2002 was $51.8 million. For the first nine months of 2002 cash flow from operations totaled $53.6 million, despite an increase in accounts receivable of $64.9 million. Offsetting the increase in accounts receivable was an increase in accounts payable and income taxes payable of $36.2 million. The company remains on target to achieve cash flow from operations for 2002 of approximately $100 million.

During the third quarter of 2002, the company sold a portion of its crane rental fleet assets and leased them back. The company received cash proceeds of approximately $6.4 million from the sale. The revenue from the sale was deferred and is being amortized over the life of the lease back. In addition, the company completed the acquisition of Grove. For more information about this acquisition, refer to the "Acquisitions" section of this Management's Discussion and Analysis.

The company believes that capital expenditures, excluding crane rental fleet assets, for the full year of 2002 will be approximately $25 million which will approximate 2002 depreciation expense.

On August 8, 2002 the company completed the sale in a private offering of $175 million of 10 1/2% senior subordinated notes due 2012. The company used the net proceeds from the sale of these notes and borrowings under the revolving credit facility to refinance the majority of Grove's debt, which was assumed by the company in the acquisition completed August 8, 2002. For more information about the sale of these senior subordinated notes, refer to the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis.

Borrowings under the company's revolving credit facility were $19.4 million at September 30, 2002, a decrease of $10.9 million from June 30, 2002, despite additional revolver borrowings incurred to complete the Grove acquisition during the quarter. The company's debt-to-capital ratio at the end of the third quarter was approximately 67%, which is equal to the ratio at the end of June 2002, despite the acquisition of Grove during the quarter.

First Nine Months of 2001

Cash flow from operations was positive in the first nine months of 2001, totaling $85.5 million. Total funded debt was $506.7 million at September 30, 2001, representing a debt-to-capital ratio of 65.7% at September 30, 2001.

On May 9, 2001, in connection with the acquisition of Potain, the company entered into a new $475 million secured senior credit facility (the "Senior Credit Facility") consisting of a $175.0 million five-year term loan, a $175.0 million six-year term loan, and a $125.0 million five-year revolving credit facility, under which the company borrowed $43.6 million at the closing of the acquisition.

Also, on May 9, 2001, the company issued 175 million euro of 10-3/8% senior subordinated notes due 2011. The notes, which were subsequently exchanged for similar notes registered with the Securities and Exchange Commission, are unsecured obligations of the company, ranking subordinate in right of payment to all senior debt of the company, are equal to the company's 10 1/2 % senior subordinated due 2012 and are fully and unconditionally guaranteed by substantially all of the company's domestic subsidiaries.

Liquidity and Capital Resources

The company's primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures and dividends. The primary sources of cash for each of these are expected to be cash flow from operations and borrowings under the company's senior credit facility. The company had $76.1 million of unused availability under the terms of the revolving loan portion of its senior credit facility at September 30, 2002.

On August 8, 2002 the company completed the sale in a private offering of $175 million of 10 1/2% senior subordinated notes due 2012. The senior subordinated notes are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, are equal to the company's senior subordinated euro notes and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company's domestic subsidiaries. Interest on the new senior subordinated notes is payable semiannually in February and August each year, commencing February 1, 2003. These notes can be redeemed by the company in whole or in part for a premium on or after August 1, 2007. In addition, the company may redeem for a premium, at any time prior to August 1, 2005, up to 35% of the face amount of these senior subordinated notes with the proceeds of one or more equity offerings. The company used the net proceeds from the sale of these notes to refinance outstanding indebtedness of Grove, the acquisition of which the company also completed on August 8, 2002.

The company is in the process of registering securities having substantially identical terms as the senior subordinated notes due 2012 with the United States Securities and Exchange Commission, as part of an offer to exchange freely tradeable notes for the privately placed notes.

On September 6, 2002 the company entered into an interest rate swap contract, which effectively converted $115 million of its fixed-rate senior subordinated notes due 2012 to variable rate debt. This contract is considered to be a hedge against changes in the fair value of the fixed-rate debt obligation. Accordingly, the interest rate swap contract is reflected at fair value in the company's consolidated balance sheet, an asset of $0.6 million as of September 30, 2002, and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the consolidated statement of operations. The net effect of this accounting on the company's operating results is that interest expense on the portion of fixed-rate debt being hedged is recorded based on variable interest rates. The effect of this interest rate swap since September 6, 2002 reduced the interest rate on $115 million of the company's senior subordinated notes due 2012 from 10 1/2 % to 7 3/4%, a reduction of interest expense of approximately $0.2 million through September 30, 2002.

The senior credit facility is comprised of term loans totaling $285.3 million and $19.4 million outstanding under the revolving credit facility at September 30, 2002. Term loan A requires quarterly principal payments of $7.5 million from June 2002 through May 2006. During the quarter ended June 30, 2002, in addition to the required principal payment, the company made an additional $8.0 million principal payment on the term loan A; therefore, no principal payment was required or made during the quarter ended September 30, 2002. Term loan B requires quarterly principal payments of $0.4 million through March 2006 and $33.3 million from June 2006 through May 2007. During the quarter ended September 30, 2002, the company made the required principal payment on its term loan B.

Borrowings under the senior credit facility bear interest at a rate equal to the sum of a base rate or Eurodollar rate plus an applicable margin, which is based on the company's consolidated total leverage ratio. The weighted average interest rate on term loan A was 4.5% at September 30, 2002. The interest rates on term loan B and the revolving credit facility were 4.7% and 6.4%, respectively, at September 30, 2002. The annual commitment fee in effect on the unused portion of the revolving credit facility at the end of the quarter was 0.5%.

The company also had outstanding at September 30, 2002, 175 million euro ($172.6 million) of 10 3/8% senior subordinated notes due May 2011. The senior subordinated notes are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, are equal to the company's 10 1/2 % senior subordinated notes due 2012 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company's domestic subsidiaries. Interest on these senior subordinated notes is payable semiannually in May and November each year. These notes can be redeemed by the company in whole or in part for a premium after May 15, 2006. In addition, the company may redeem for a premium, at any time prior to May 15, 2004, up to 35% of the face amount of these senior subordinated notes with the proceeds of one or more equity offerings. In the second quarter of 2002, the company made the semiannual interest payment of approximately 9.1 million euro on these senior subordinated notes. The next interest payment is due in November 2002.

Both the senior credit facility and the senior subordinated notes contain customary affirmative and negative covenants. In general, the covenants contained in the senior credit facility are more restrictive than those of the senior subordinated notes. Among other restrictions, these covenants require the company to meet certain financial tests, including various debt and cash flow ratios that become more restrictive over time. These covenants also limit the company's ability to redeem or repurchase the senior subordinated notes, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures. The senior credit facility contains cross-default provisions whereby certain defaults under any other debt agreements would result in a default under the senior credit facility. The company is in compliance with these covenants at September 30, 2002. The company's financial covenants become more restrictive at the end of the fourth quarter of 2002. Given the uncertainty in current market conditions, the company will continually evaluate its ability to fully comply with these more restrictive covenants. If the company anticipates that it will be unable to meet one or more of these covenants, it will approach the senior lenders for appropriate relief. The company is confident that, if required, it will be able to negotiate modifications to these covenants in it's senior credit facility that will not unduly restrict it's liquidity or capital resources or otherwise adversely affect it's ability to manage it's businesses in accordance with it's business plans.

Acquisitions

On August 8, 2002 the company acquired all of the outstanding common shares of Grove Investors, Inc (Grove). The results of Grove's operations have been included in the consolidated financial statements since that date. Grove is a leading provider of mobile hydraulic cranes, truck mounted cranes and aerial work platforms for the global market. Grove's products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal and military end users. Grove's products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift and National Crane.

The company views Grove as a good strategic fit with its crane business for a number of reasons. Grove is a global leader in the mobile hydraulic crane industry, specifically in all terrain and rough terrain mobile hydraulic cranes. The company did not offer these types of cranes, so Grove filled this void in the company's product offering. Coupled with the company's recent entrance into the tower crane product line with the acquisition of Potain, Grove enables the company to offer customers three major crane categories, namely crawler cranes, tower cranes and mobile hydraulic cranes. With the addition of Grove, the company will be able to offer customers equipment and lifting solutions for virtually every construction application. The company also believes that the combination of the two companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in its worldwide distribution and service network.

The aggregate purchase price paid for Grove was $72.6 million, including the company's common stock valued at $70.0 million and direct acquisition costs of $2.6 million. As defined in the merger agreement, in exchange for the outstanding shares of Grove common stock, the company issued approximately 2.2 million shares of the company's common stock out of treasury with an average market price of $32.34 per share. The number of shares issued at the close of the transaction was calculated based on the average closing price of the company's common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction. In addition, the company assumed all of Grove's outstanding liabilities (approximately $399.3 million), including approximately $202.4 million of debt outstanding as of August 8, 2002. Substantially all of this assumed debt was refinanced.

The purchase consideration paid in excess of the fair values of the assets acquired and liabilities assumed will be allocated first to the identifiable intangible assets with any remaining excess accounted for as goodwill. The third party valuations of identifiable tangible and intangible assets is not yet complete, therefore, all of the excess of purchase consideration over the net assets acquired has preliminarily been recorded as goodwill ($72.0 million as of September 30, 2002). The result of these valuations could potentially change the purchase price allocation to include adjustments to, among others, property, plant and equipment and definite lived intangible assets and therefore result in additional depreciation and amortization expense. The company has also developed and is finalizing certain restructuring and integration activities relating to this acquisition, which will result in further adjustments.

In connection with the acquisition, the company and Grove submitted pre-merger notification and report forms to the Federal Trade Commission and the Antitrust Division of the United States Department of Justice on March 27, 2002. In response to concerns raised by the Department of Justice regarding a potential reduction in competition in the United States boom truck market that could result from the acquisition, the company and Grove reached an agreement with the Department of Justice that, following the completion of the Grove acquisition, the company will divest of either Manitowoc Boom Trucks Inc. or National Crane Corporation (Grove's boom truck business). Based on a preliminary analysis, the company initially intends to pursue the disposition of Manitowoc Boom Trucks Inc. A final decision to dispose of the Manitowoc Boom Trucks operation is contingent on a number of factors including the level of interest expressed by potential buyers, an acceptable range of purchase price, and approval of the transaction by the Department of Justice.  As a result of the remaining uncertainties surrounding the divestiture of Manitowoc Boom Trucks, the company has not reflected Manitowoc Boom Trucks as a discontinued operation in the condensed consolidated financial statements as it has not met all of the criteria in Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to report this business as a discontinued operation. The company does not anticipate that the divestiture of either operation will have a material effect on its financial condition or the results of its continuing operations as the net sales, operating profits, total assets and net assets of Manitowoc Boom Trucks Inc. or National Crane Corporation is less than six-percent of the pro forma net sales, operating profit, total assets and net assets of the company and Grove as of and for the three and nine months ended September 30, 2002.

On April 8, 2002 the company purchased the remaining 50% interest in its joint venture Manitowoc Foodservice Europe (f/k/a Fabbrica Apparecchiature per la Produzione del Ghiaccio Srl), a manufacturer of ice machines based in Italy. The aggregate consideration paid by the company for the remaining interest was $3.4 million and resulted in $1.7 million of goodwill.

On May 9, 2001 the company acquired all of the outstanding capital stock of Potain SAS (formerly Potain SA) (Potain). Potain is a leading designer, manufacturer and supplier of tower cranes for the building and construction industry. The aggregate consideration paid was $425.2 million, which includes $307.1 million paid in cash, direct acquisition costs of $4.1 million ($0.4 million incurred during 2002), assumed liabilities of $138.8 million, the payment of a post-closing purchase price adjustment of $3.6 million in February 2002, and is less cash acquired of $28.4 million.

During the second quarter of 2002, the company finalized the purchase accounting for the Potain acquisition resulting in a reduction in goodwill of approximately $8.9 million. The primary purchase accounting adjustments recorded during 2002 were to adjust the book value of property, plant and equipment acquired to fair market value based on a third party appraisal report and to record a $8.1 million liability associated with certain restructuring and integration activities. This liability relates primarily to employee severance benefits. To date the company has utilized approximately $1.0 million of this liability.

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

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference in accounting under SFAS No. 146 is that a liability for the cost associated with an exit or disposal activity cannot be recognized until the liability has been incurred. Under EITF 94-3, an exit cost liability could be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities of the company, which would be initiated after December 31, 2002, with early application encouraged.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002," which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 is effective for the company beginning January 1, 2003, with early application encouraged. The adoption of SFAS No. 145 will result in the company not classifying its loss on early extinguishment of debt, which occurred in 2001, as an extraordinary item.

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

Cautionary Statements About Forward-Looking Information

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

These statements involve a number of risks and uncertainties and must be qualified by factors that could cause results to be materially different from what is presented here. These include, without limitation, the following factors for each business segment:

Cranes and Related Products - market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; growth in the world market for heavy cranes; the replacement cycle of technologically obsolete cranes; demand for used equipment in developing countries; and foreign exchange rate risk.

Foodservice Equipment - market acceptance of new and innovative products; demographic information affecting two-income families and general population growth; household income; weather; consolidations within restaurant and foodservice equipment industries; global expansion of customers; actions of competitors; the commercial ice-cube machine replacement cycle in the United States; specialty foodservice market growth; future strength of the beverage industry; new product introductions; and the demand for quick-service restaurants and kiosks.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company's quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company's Annual Report on Form 10-K for the year ended December 31, 2001. Other than interest rate risk as a result of the interest rate swap contract, which was entered into on September 6, 2002, and additional foreign exchange risk as a result of the acquisition of Grove, the company's market risk disclosures have not materially changed since the 2001 Form 10-K was filed.

Interest rate risk - As discussed in Note 12, in September 2002 the company entered into an interest rate swap contract, which effectively converted $115 million of its fixed-rate senior subordinated notes due 2012 to variable rate debt which is tied to the six month LIBOR rate. At September 30, 2002 the fair market value of this contract, which represents the cost to settle the contract, approximates a gain of $0.6 million. Based on the nature of its exposure, the company believes a change in interest rates will not have a material effect on its consolidated financial position, results of operations or cash flow.

Foreign exchange risk - As a result of the Grove acquisition, the company increasingly manufactures and sells its product outside of the United States. For 2002 it is estimated that 30% of the company's net sales will be attributed to products sold outside the United States. In 2001 this percentage was approximately 23%. Movements in foreign currency exchange rates create risk to the company's operations to the extent of sales made and costs incurred in foreign currencies. The major foreign currencies in which the company does business, are the Euro and the British pound sterling, among others. In addition, changes in currency exchange rates can affect the competitiveness of the company's product and could result in management reconsidering pricing strategies to maintain market share. Based on the company's overall currency rate exposure at September 30, 2002, a 10% change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of the company.

Item 4.  Controls and Procedures

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: See exhibit index following the signatures on this Report, which is incorporated herein by reference.

(b)  Reports on Form 8-K: The company filed the following Current Reports on Form 8-K:

  On August 12, 2002, to announce the completion of the acquisition of Grove Investors, Inc.
  On September 13, 2002, to provide additional financial information as of June 30, 2002 and 2001 relating to the Grove Investors, Inc. acquisition.
  On October 8, 2002, to announce preliminary third quarter results.
  On October 29, 2002, to announce Timothy M. Wood as its new vice president and chief financial officer.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANITOWOC COMPANY, INC.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Timothy M. Wood
Timothy M. Wood
Vice President and Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
Vice President, General Counsel and Secretary

November 14, 2002

CERTIFICATIONS

Certification of Principal Executive Officer

I, Terry D. Growcock, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Manitowoc Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of its board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Terry D. Growcock
Terry D. Growcock, Chairman and Chief Executive Officer - Principal
Executive Officer

Certification of Principal Financial Officer

I, Timothy M. Wood, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Manitowoc Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report ;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of its board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

5. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Timothy M. Wood
Timothy M. Wood, Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2002

Exhibit No.*	Description	Filed Herewith

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X

*  Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.