Form 10-Q/A
period 2002-09-30
MANITOWOC CO INC
filed 2002-11-15
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This Amendment No. 1 is being filed solely for the purpose of including as Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002, which inadvertently were excluded from the initial filing.

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

November 15, 2002

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

Date: November 15, 2002

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

Date: November 15, 2002

/s/ Timothy M. Wood
Timothy M. Wood, Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q/A
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