Form 10-K
period 2002-12-31
MANITOWOC CO INC
filed 2003-03-31
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________

Commission File Number
1-11978

The Manitowoc Company, Inc.
 (Exact name of registrant as specified in its charter)

Wisconsin	39-0448110
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

2400 South 44th Street, Manitowoc, Wisconsin	54221-0066
(Address of principal executive offices)	(Zip Code)

(920) 684-4410
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act:

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ( X )    No  (   )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ( )

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Our public float as of June 30, 2002 was $857,501,679 based on the closing per share price of $35.49 on that date. Yes (X) No ( )

     The Aggregate Market Value on February 26, 2003, of the registrant's Common Stock held by non-affiliates of the registrant was $491,294,475 based on the closing per share price of $18.51 on that date.

     The number of shares outstanding of the registrant's Common Stock as of February 26, 2003 the record date for determining shareholders entitled to vote at the Annual Meeting as well as the most recent practicable date, were 26,542,111.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of registrant's Annual Report to Shareholders for the year ended December 31, 2002 (the "2002 Annual Report"), are incorporated by reference into Parts I and II of this report. Portions of the registrant's Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders, dated April 1, 2003 (the "2003 Proxy Statement"), are incorporated by reference in Part III of this report.

     See Index to Exhibits.

PART I

Item 1.   Business

GENERAL

Founded in 1902, we are a diversified industrial manufacturer with leading positions in our three principal markets: Cranes and Related Products (Crane), Foodservice Equipment (Foodservice) and Marine. We have a 100-year tradition of providing high-quality, customer-focused products and support services to our markets worldwide. For the year ended December 31, 2002 we had net sales of $1.4 billion.

Our Crane business is a global provider of engineered lift solutions, offering one of the broadest lines of lifting equipment in our industry. We design, manufacture and market a comprehensive line of crawler cranes, mobile telescopic cranes, tower cranes, boom trucks and aerial work platforms with capacities up to 1,433 U.S. tons. Our Crane products are marketed under the Manitowoc, Potain, Grove, National, and Manlift brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.
..
Our Foodservice business is a leading broad-line manufacturer of "cold side" commercial Foodservice products. We design, manufacture and market full product lines of ice making machines, walk-in and reach-in refrigerators/freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling and institutional foodservice markets. Our Foodservice products are marketed under the Manitowoc, Kolpak, SerVend, Multiplex, Harford-Duracool, McCall, Flomatic, Compact, and Icetronic.

Our Marine segment provides new construction, shiprepair and maintenance services for freshwater and saltwater vessels from four shipyards on the U.S. Great Lakes. Marine is a leading provider of construction and repair services for Great Lakes and oceangoing mid-sized commercial, research, and military vessels.

Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54221-0066.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

For information relating to the company's lines of business and industry segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Six-Year Financial Summary," and Notes 1-21 to the Consolidated Financial Statements on pages 24-36, 38-39, and 44-68 , respectively, of the 2002 Annual Report, which are incorporated herein by reference.

PRODUCTS AND SERVICES

We sell our products categorized in the following business segments:
Business Segment	Percentage of 2002 Net Sales	Key Products	Key Brands

Cranes and Related Products	51.5%

Lattice Boom Cranes: which include crawler and truck mounted lattice-boom cranes; Tower Cranes: which include luffing, topless, hammer head, and self erecting tower cranes; Mobile Telescopic Cranes: including rough terrain cranes, all-terrain cranes, truck mounted cranes and industrial cranes; Mountable Telescopic Cranes: which include telescopic boom trucks and articulated boom cranes; Aerial Work Platforms: which include scissor lift platforms, articulating boom lifts, telescopic boom lifts, and vertical masts; Parts and Service: which include replacement parts, crane rebuilding and remanufacturing services.

			Manitowoc Potain Grove National Manlift

Foodservice Equipment.......	32.9%

Commercial ice-cube machines, ice flakers, and storage bins; ice/beverage dispensers; long-draw soft-drink and beer dispensing systems; walk-in refrigerators and freezers; reach-in refrigerators and freezers; refrigerated under-counters and food prep tables; private label residential refrigerator/freezers; post-mix beverage dispensing valves; cast aluminum cold plates; compressor racks and modular refrigeration systems; backroom beverage equipment distribution services.

			Manitowoc SerVend Multiplex Kolpak Harford-Duracool McCall Koolaire Flomatic Icetronic

Marine	15.6%

New construction services for commercial, government, military, and research vessels of all varieties, including United States Coast Guard cutters, ice breakers, ferries, patrol boats, self-unloading bulk carriers, double-hull tank barges, integrated tug/barges and dredges; inspection, maintenance and repair of freshwater and saltwater vessels; also provides industrial repair and maintenance services for refineries, power plants and heavy industrials.

Cranes and Related Products

Our Crane segment designs and manufactures a diversified line of crawler and truck mounted lattice-boom cranes, which we sell under the "Manitowoc" name for use by the energy, petrochemical, construction, mining, pulp and paper and other industries. Our Crane segment also designs and manufactures a diversified line of top slewing and self erecting tower cranes, which we sell under the "Potain" name, for use in construction and other industries primarily in the Americas, Europe, Middle East, Africa, and Asia. We also design and manufacture mobile telescopic cranes used in commercial and industrial applications, which we sell and market under the "Grove" name in the Americas, Europe, Middle East, Africa, and Asia. We design and manufacture a comprehensive line of hydraulically powered telescopic and articulated boom trucks, which we sell under the "National" brand name utilized by contractors engaged in the industrial, commercial, public works and residential construction, railroad and oil field service industries. We specialize in crane rebuilding and remanufacturing services. Many of our customers purchase one crane together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Various crane models combined with available options have lifting capacities ranging from approximately 10 to 1,433 U.S. tons and excavating capacities ranging from 3 to 15 cubic yards. We also offer scissor lifts, articulating booms, telescoping booms and vertical masts sold under the "Manlift" brand name.

Lattice-boom Cranes. We market our lattice-boom crawler cranes through our subsidiary, Manitowoc Cranes, Inc. Lattice-boom cranes consist of a lattice-boom, which is a fabricated, high-strength steel structure that has four chords and tubular lacings, mounted on a base which is either crawler or truck mounted. Lattice-boom cranes weigh less and provide higher lifting capacities than a telescopic boom of similar length. The lattice-boom sections, together with the crane base, are transported to and erected at a project site.

We currently offer twelve models of lattice-boom cranes with lifting capacities ranging from approximately 80 to 1,433 tons, which are used to lift material and equipment in a wide variety of applications and end markets, including heavy construction, bridge and highway, duty cycle and infrastructure and energy related projects. These cranes are also used by the crane rental industry, which serves all of the above industries.

Lattice-boom crawler cranes may be classified according to their lift capacity-low capacity and high capacity. Low capacity crawler cranes with 150-ton capacity or less are often utilized for general construction and duty cycle applications. We offer four models in this crane category: the Model 111, an 80-ton capacity, self erecting crawler crane; the Model 222, a 100-ton capacity, self erecting crawler crane; the Model 1015 (a product introduced in 2002), a 120-ton capacity, self erecting foundation crane; and the Model 555, a 150-ton capacity, lift crane.

High capacity crawler cranes with greater than 150-ton capacity are utilized to lift materials in a wide variety of applications and are often utilized in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer six high-capacity models: the Model 777, a 200-ton capacity, self erecting crawler crane; the Model 888, a 230-ton capacity, self erecting crawler crane; the Model 999, a 275-ton capacity, self erecting crawler crane; the Model 2250, a 300-ton capacity, self erecting crawler crane; the Model 18000 (a product introduced in 2002), a 660-ton capacity liftcrane; and the Model 21000, a 1,000-ton capacity liftcrane.

We also manufacture two lattice-boom, self erecting truck cranes: the M-2250T, a 300-ton capacity crane and the Model 777T, a 220-ton capacity crane. These cranes serve the same markets as our high capacity crawler cranes. They differ from their crawler counterparts only in that they are mounted on a truck rather than a crawler and can travel at highway speeds.

Crawler Crane Attachments. Manitowoc Cranes offers customers various attachments that provide our cranes with greater capacity in terms of height, movement and lifting. Our principal attachments are: MAX-ER™ attachment, luffing jibs, tower attachments and RINGER™ attachments. The MAX-ER is a trailing, counterweight, heavy-lift attachment that dramatically improves the reach, capacity and lift dynamics of the basic crane to which it is mounted. It can be transferred between cranes of the same model for maximum economy and occupies less space than competitive heavy-lift systems. A luffing jib is a fabricated structure similar to, but smaller than, a lattice-boom. Mounted at the tip of a lattice-boom, a luffing jib easily adjusts its angle of operation permitting one crane with a luffing jib to make lifts at additional locations on the project site. It can be transferred between cranes of the same model to maximize utilization. A RINGER attachment is a high-capacity lift attachment that distributes load reactions over a large area to minimize ground-bearing pressure. It can also be more economical than transporting and setting up a larger crane.

Tower Cranes. Our subsidiary Potain designs and manufactures tower cranes utilized primarily in the building and construction industry. Tower cranes offer the ability to lift and place material more quickly and accurately than other types of lifting machinery without utilizing substantial square footage on the ground. Tower cranes include a stationary vertical tower and a horizontal jib with a counterweight, which is placed near the top of the vertical tower. A load carrying cable runs through a trolley which is on the jib, enabling the load to move along the jib. The jib rotates 360 degrees, which compensates for the crane's inability to move, thus increasing the crane's work area. Operators are primarily located where the jib and tower meet, which provides superior visibility above the worksite. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self erecting, and special cranes for dams, harbors and other large building projects. Top slewing cranes are the most traditional form of tower cranes.

Top slewing tower cranes have a tower and multi-sectioned horizontal jib. Suspension cables supporting the jib extend from the tower. These cranes rotate from the top of their mast and can increase in height with the project. Top slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. Potain offers over 50 models of top slewing tower cranes with lifting capabilities ranging between 40 and 2,000 meter-tons. These cranes are generally sold to large building and construction groups, as well as rental companies.

Luffing jib tower cranes, which are a type of top slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. These cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. Potain currently offers 11 models of luffing jib tower cranes with maximum jib lengths of 23 meters.

Self erecting tower cranes are generally trailer-mounted and unfold from four sections, two for the tower and two for the jib. The smallest of Potain's models unfolds in less than 8 minutes; larger models erect in a few hours. Self erecting cranes rotate from the bottom of their mast. Potain offers 26 models of self erecting cranes with lifting capacities ranging between 10 and 80 meter-tons which are utilized primarily in light construction and residential applications.

Mobile Telescopic Cranes. Our subsidiary Grove designs and manufactures 24 models of mobile telescopic cranes utilized primarily in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes are similar to lattice-boom cranes in that they are designed to lift heavy loads using a mobile carrier as a platform, enabling the crane to move on and around a job site without typically having to re-erect the crane for each particular job. Additionally, many mobile telescopic cranes have the ability to drive between sites, while some are even permitted on public roadways. We currently offer the following four types of mobile telescopic cranes capable of reaching tip heights of 410 feet with lifting capacities up to 550 tons: (i) rough terrain, (ii) all-terrain, (iii) truck mounted, and (iv) industrial.

Rough terrain cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on highways, and, accordingly, must be transported by truck to a work site. Grove Crane produces 8 models of rough terrain cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 130 tons.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. Grove produces 9 models of all-terrain cranes capable of tip heights of up to 410 feet and maximum load capacities of up to 550 tons.

Truck mounted cranes are designed to provide simple set-up and long reach high capacity booms and are capable of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. Grove Crane produces 3 models of truck mounted cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 90 tons.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs. Grove produces 4 models of industrial cranes capable of tip heights of up to 74 feet and maximum load capacities of up to 15 tons.

Boom Trucks. After the divestiture of Manitowoc Boom Trucks, Inc. in 2002, we currently offer our hydraulic and articulated boom truck products through National Crane. A boom truck is a hydraulically powered telescopic crane or articulated crane mounted on a truck chassis. Telescopic cranes are used primarily for lifting material and personnel on a job site, while articulated cranes are utilized primarily to load and unload truck beds at a job site. National Crane currently offers 12 models of telescoping and 14 models of articulating cranes capable of reaching maximum heights of 175 feet and lifting capacity up to 40 tons.

Aerial Work Platforms. We offer aerial work platforms through Grove Manlift, Delta and Liftlux. We currently manufacture 46 models of aerial work platforms, which elevate workers and their materials more safely, quickly and easily than alternative methods such as scaffolding and ladders. The work platform is mounted on either a telescoping and/or articulating boom or on a vertical lifting scissor mechanism. The boom truck lifting mechanism is mounted on a chassis powered by electric motors or gas, diesel or propane engines. We manufacture scissor lifts, articulating booms, telescoping booms and vertical masts.

Backlog. The year-end backlog of crane products includes orders that have been placed on a production schedule, and those orders that we have accepted and that we expect to be shipped and billed during the next year. Manitowoc's backlog of unfilled orders for Cranes and Related Products at December 31, 2002 approximated $133.8 million, as compared with $64.5 million at December 31, 2001. The increase is primarily due to the acquisition of Grove during 2002. Excluding Grove, the backlog declined to $48.9 million at December 31, 2002, primarily due to the weakened economic conditions that slowed the sales of our crawler cranes.

Foodservice Equipment

Our Foodservice segment designs, manufactures and markets commercial ice-cube and flaker machines and storage bins; walk-in refrigerators and freezers; reach-in refrigerators and freezers; refrigerated undercounters and food preparation tables; private label residential refrigerators/freezers; ice/beverage dispensers; post-mix beverage dispensing valves; cast aluminum cold plates; long draw beer dispensing systems; compressor racks and modular refrigeration systems; plus backroom beverage equipment distribution services. Products are sold under the brand names Manitowoc, Kolpak, SerVend, Multiplex, Harford-Duracool, McCall, Flomatic, Compact, and Icetronic.

Commercial Ice Cube Machines, Ice Flaker Machines and Storage Bins. Ice machines are classified as either self-contained or modular machines and can be further classified by size, capacity and the type of ice they produce. There are two basic types of ice made by ice machines: cubes and flakes. Machines that make ice cubes, the most popular type of machine, are used by the foodservice industry for drinks, ice displays and salad bars. Flake ice is used to a great extent in processing applications, such as keeping meats and seafood fresh, as well as in medical facilities for use in ice packs.

Our subsidiary Manitowoc Ice manufactures 22 models of commercial ice machines, serving the foodservice, convenience store, healthcare, restaurant and lodging markets. Our ice machines make ice in cubes and flakes form, and range in daily production capacities from 45 to 2,000 pounds. The ice cube machines are either self-contained units, which make and store ice, or modular units, which make, but do not store, ice. We offer the world's only commercial ice making machines with patented cleaning and sanitizing technology. This feature eliminates the downtime and labor costs associated with periodic cleaning of the water distribution system. All units feature patented technology with environmentally friendly hydrofluorocarbon refrigerants. We also manufacture the patented QuietQube ice cube machines, which feature CVD, or cool vapor defrost, technology, operate heat-free, are 75% quieter than non-CVD units and produce more ice in a smaller footprint. These new QuietQube machines are ideally suited for use in new restaurants, which often feature more open designs, and for use with the self-service beverage systems increasingly found in quick service restaurants and convenience stores. Our ice machines are sold throughout North America, Europe and Asia. In 2002, Manitowoc Ice introduced a new line of flakers which increases our penetration into the healthcare and supermarket segments.

Walk-in Refrigerators and Freezers. Our subsidiaries Kolpak and Harford-Duracool manufacture modular and fully assembled walk-in refrigerators, coolers and freezers for restaurants, institutions, commissaries and convenience stores. Walk-in refrigerators and freezers are large, insulated storage spaces fitted with refrigeration systems. Most walk-ins are custom-made from modular insulated panels constructed with steel or aluminum exteriors and foamed-in-place urethane insulation. Refrigerator/blower units are installed in order to maintain an even temperature throughout the refrigerated space. Walk-ins come in many models with various types of doors, interior shelving, and viewing windows. Units range in size from 200 to 60,000 cubic feet. We also produce a complete line of express or pre-assembled walk-ins.

Reach-in Refrigerators and Freezers. Reach-in refrigerators and freezers are typically constructed from stainless steel and have a thick layer of insulation in the walls, doors and floor. The cabinets have one to three doors, made of either glass or steel, and come in a variety of sizes with storage capabilities up to 72 cubic feet. Although reach-ins resemble household refrigerators, commercial versions utilize few plastic parts, incorporate larger compressor units and do not usually combine refrigerator and freezer compartments in the same unit. These design features stem from the needs of end-users and heavy duty usage of most reach-ins. For example, in contrast to the typical household refrigerator, commercial reach-ins may be opened and closed hundreds of times per day, placing mechanical strain on the structure and greatly increasing the cooling load on the refrigeration system. Our subsidiary McCall Refrigeration produces over 60 self-contained upright and under-counter refrigeration equipment units, including a full line of reach-ins and refrigerated food preparation equipment for restaurants, institutions and commissaries. We make over 50 standard models of reach-ins plus custom-built units.

Dispensers and Products. Our subsidiaries SerVend, Multiplex and Kyees Aluminum produce ice-cube dispensers, beverage dispensers, ice/beverage dispensers, post-mix dispensing valves and cast aluminum cold plates and related equipment for use by quick service restaurants, convenience stores, bottling operations, movie theaters, and the soft-drink industry. Ice cube dispensers come in the form of floor and countertop models with storage capacities ranging from 45 to 310 pounds, while ice/beverage dispensers include traditional combination ice/beverage dispensers, drop-in dispensers and electric countertop units. Dispensing systems are manufactured for the dispensing of soda, water and beer. Soda systems include remote systems that produce cold carbonated water and chill incoming water and syrup prior to delivery to dispensing towers. Beer systems offer technically advanced remote beer delivery systems which are superior by design, allow increased yields, provide better under-bar space utilization and allow multiple stations to operate from one central unit.

Our subsidiary Manitowoc Beverage Systems, Inc., or MBS, is a systems integrator with nationwide distribution of beverage dispensing and backroom equipment and support system components. MBS serves the needs of major beverage and bottler customers, restaurants, convenience stores and other outlets and provides our customers with one point of contact for their beverage dispenser and backroom equipment needs. It operates throughout the United States, with locations in Ohio, California, Texas, Georgia and Virginia.

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2002 and 2001 was not significant because orders are generally filled within 24 to 48 hours.

Marine

We operate four shipyards located in Sturgeon Bay, Wisconsin; Marinette, Wisconsin; Toledo, Ohio; and Cleveland, Ohio. Our shipyard in Sturgeon Bay consists of approximately 55 acres of waterfront property. Four of those acres, which connect two operating areas of the shipyard, are leased under a long term ground lease. Our Sturgeon Bay facilities include approximately 295,000 square feet of enclosed manufacturing and office space, a 140-foot by 1,158-foot graving dock, a 250-foot graving dock, and a 600-foot, 7,000-ton, floating dry-dock. We also lease shipyard facilities at Toledo and Cleveland for our Marine segment. These facilities include waterfront land, buildings, and 800-foot and 550-foot graving docks.

On November 20, 2000, we acquired Marinette Marine Corporation, a leading builder of mid-sized commercial, research and military vessels in the U.S. Marinette Marine is located in Marinette, Wisconsin, just across Green Bay from our Bay Shipbuilding facility. Marinette Marine operates one of the largest shipyards in the Great Lakes and offers complete in-house capabilities for all shipbuilding disciplines. Marinette Marine's new build capability provides a strong compliment to our historic expertise in new-construction, repair, maintenance and refurbishment.

The year-end backlog for our Marine segment includes new project work to be completed over a series of years and repair and maintenance work presently scheduled which will be completed in the next year. At December 31, 2002, the backlog for our Marine segment approximated $189 million, compared to $360 million one year ago. The decrease is due to the completion of several vessels during 2002. The backlog is primarily made up of new vessel construction projects and does not include options for additional vessels, yet to be awarded.

Raw Materials and Supplies

The primary raw material that we use is structural and rolled steel, which is purchased from various domestic and international sources. We also purchase engines and electrical equipment and other semi- and fully-processed materials. Our policy is to maintain, wherever possible, alternate sources of supply for our important materials and parts. We maintain inventories of steel and other purchased material. We have been successful in our goal to maintain alternative sources of raw materials and supplies, and therefore are not dependent on a single source for any particular raw material or supply.

Patents, Trademarks, and Licenses

We hold in excess of 300 patents pertaining to our crane and foodservice products, and have presently pending applications for additional patents in the United States and foreign countries. In addition, we have various registered and unregistered trademarks and licenses that are of material importance to our business. While we believe our ownership of this intellectual property is adequately protected in customary fashions under applicable law, no single patent, trademark or license is critical to our overall business.

Seasonality

Typically, the second and third quarters represent our best quarters for our consolidated financial results. In our Cranes segment, summer represents the main construction season. Customers require new machines, parts, and service in advance of that season. Since the summer brings warmer weather, there is also an increase in the use and replacement of ice machines, as well as new construction and remodeling within the food service industry. As a result, distributors build inventories during the second quarter for the increased demand. With respect to our Marine segment, the Great Lakes shipping industry's sailing season is normally May through November. Thus, barring any emergency groundings, the majority of repair and maintenance work is performed during the winter months and the work is typically completed during the first and second quarter of the year. As a result of our acquisition of Marinette and the overall increase in new construction project work in our Marine segment, the seasonality of our traditional repair and maintenance work is less extreme as new construction projects are performed throughout the year.

Competition

We sell all of our products in highly competitive industries. We compete in each of our industries based on product design, quality of products and services, product performance, maintenance costs, and price. Several of our competitors have greater financial, marketing, manufacturing and distribution resources than we do. We believe that we benefit from the following competitive advantages: leading market positions, a strong brand name, a reputation for quality products and service, an established network of global distributors, broad product line in the markets we serve, and a commitment to engineering design and product innovation. However, we cannot assure you that our products and services will continue to compete successfully with our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers. The following table sets forth our primary competitors in each of our business segments:

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-Boom Crawler Cranes	Hitachi; Kobelco; Liebherr; Sumitomo/Link-Belt; and Terex/Demag

	Tower Cranes	Comensa; Gru Comedil; Liebherr; and Peiner

	Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex/Demag; and Tadano

	Boom Trucks	Terex; Manitex
	Aerial Work Platforms	JLG; Genie; Upright; and Haulotte

Foodservice Equipment	Ice Machines	Hoshizaki; Scotsman

	Ice/Beverage Dispensers	I.M.I. Cornelius; Lancer Corporation

	Walk-in Refrigerators/Freezers	American Panel; ICS; Nor-Lake; and W.A. Brown

	Reach-in Refrigerators/Freezers	Beverage Air; Delfield; Traulsen; and True Foodservice

Marine	Ship Repair and Construction	Alabama Shipbuilding & Drydock; Bender Shipbuilding & Repair; Bollinger, Lockport & Larose; Fraser Shipyards; Friede Goldman Halter; and Port Weller Drydocks

For additional information regarding our competition, see "Manitowoc at a Glance" on pages 6-7 of the 2002 Annual Report, which is incorporated herein by reference.

Engineering, Research and Development

Our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at all of our significant manufacturing facilities. We have a staff of engineers and technicians on three continents who are responsible for improving existing products and developing new products. Manitowoc incurred research and development expenditures of $9.7 million in 2002, $7.9 million in 2001 and $6.4 million in 2000. The increase in Manitowoc's research and development expenditures is the result of the Grove and Potain acquisition and increased product development in the Foodservice and Cranes segments.

Our team of engineers focuses on developing innovative, high performance, low maintenance products that are intended to create significant brand loyalty among customers. Design engineers work closely with our manufacturing and marketing staff, enabling us to identify quickly changing end-user requirements, implement new technologies and effectively introduce product innovations. Close, carefully managed relationships with dealers, distributors and end users help us identify their needs, not only for products, but for the service and support that is critical to their profitable operation. As part of our ongoing commitment to provide superior products, we intend to continue our efforts to design products that meet evolving customer demands and reduce the period from product conception to product introduction.

Employee Relations

The company employs approximately 7,800 persons and has labor agreements with 18 union locals in North America. In addition, a large majority of Potain's and Grove's European employees belong to European trade unions. There was a work stoppage during 2002 at our Bay Shipbuilding facility for 5 days during February 2002 by the local boilermakers, electrical workers, pipefitters and carpenters unions. In addition, during 2003 there was a work stoppage at our Marinette Marine facility beginning January 21, 2003, which lasted 44 days, by the local boilermakers union. See the Form 8-K dated March 25, 2003, which is incorporated by reference into this Form 10-K, which discusses the impact of this work stoppage on the first quarter of 2003. In 2003, a total of five additional collective bargaining contracts expire at Toledo Shiprepair Company, Manitowoc Cranes and Kolpak in River Falls, Wisconsin.

Web Site

Please visit our web site at www.Manitowoc.com for more information about us or to review our most recent SEC filings.

Geographic Areas

The information required by this item is incorporated by reference from Note 18. "Business Segments" to the Consolidated Financial Statements on pages 59-60 of the 2002 Annual Report.

Item 2.  PROPERTIES OWNED

The following table outlines the principal facilities we own or lease as of December 31, 2002:

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Cranes and Related Products
Europe/Asia
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Moulins, France	Manufacturing/Office	355,000	Owned
Dilligen, Germany	Manufacturing/Office	331,000	Leased
Charlieu, France	Manufacturing	323,000	Owned/Leased
Zhangjiagang, China	Manufacturing	245,500	Leased
Walldorf, Germany	Office	184,000	Leased
Noe Pereira, Portugal	Manufacturing	183,000	Leased
La Clayette, France	Manufacturing	130,000	Leased
Charlolles, France	Manufacturing	123,000	Leased
Antwerp, Belgium	Warehouse/Machine and Parts Storage	107,600	Leased
Niella, Italy	Manufacturing	105,500	Owned
Tonneins, France	Manufacturing/Office and Storage	101,900	Owned/Leased
Ecully, France	Office	85,000	Owned
Sestra, Portugal	Office	84,000	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Osney, France	Office/Storage/Repair	43,000	Owned
Arneburg, Germany	Manufacturing	73,000	Owned
Kronau, Germany	Manufacturing	55,000	Leased
Decines, France	Logistics	47,500	Leased
La Clayette, France	Manufacturing	31,000	Owned
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Naia, Portugal	Manufacturing	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Sunderland, United Kingdom	Office/Storage	14,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office	8,000	Owned
Singapore	Office	7,000	Leased
Lisbonne, Portugal	Office	6,500	Owned

United States
Shady Grove, Pennsylvania	Manufacturing/Office	1,165,600	Owned
Waverly, Nebraska	Manufacturing/Office	303,800	Owned
Manitowoc, Wisconsin	Manufacturing/Office	278,000	Owned
Punxsutawney, Pennsylvania	Manufacturing/Office	67,000	Leased
Quincy, Pennsylvania	Manufacturing	40,100	Owned
Pompano Beach, Florida	Manufacturing	23,000	Leased
Bauxite, Arkansas	Manufacturing/Office	22,000	Owned

Foodservice Equipment
Europe/Asia
Hangzhou, China	Manufacturing/Office	80,000	Owned
Milan, Italy	Manufacturing	20,000	Owned/Leased
Frankfurt, Germany	Manufacturing/Office	15,000	Owned

United States
Manitowoc, Wisconsin	Manufacturing	376,000	Owned
Parsons, Tennessee(1)	Manufacturing	214,000	Owned
Sparks, Nevada	Manufacturing	150,000	Leased
Sellersburg, Indiana	Manufacturing/Office	140,000	Owned
River Falls, Wisconsin	Manufacturing	133,000	Owned
St. Louis, Missouri	Manufacturing/Office	105,000	Leased
La Mirada, California	Manufacturing/Office	77,000	Leased
Selmer, Tennessee	Manufacturing	72,000	Owned
Aberdeen, Maryland	Manufacturing/Office	67,000	Owned

Marine
Marinette, Wisconsin	Shipyard	450,000	Owned
Sturgeon Bay, Wisconsin	Shipyard	220,000	Owned/Leased
Toledo, Ohio	Shipyard	60,000	Leased
Cleveland, Ohio	Marine Repair and Storage	8,000	Leased
Corporate
Manitowoc, Wisconsin	Office	34,000	Owned

(1)   There are three separate locations within Parsons, Tennessee.

In addition, we lease sales office and warehouse space for our Crane segment in Begles, France; Lille, France; Nantes, France; Rouen, France; Toulouse, France; Munich, Germany; Budapest, Hungary; Warsaw, Poland; and the Czech Republic. Within the United States we lease office and warehouse space for our Foodservice segment in Franklin, Tennessee; Danbury, Connecticut; Roanoke, Virginia; East Granby, Connecticut; Lithonia, Georgia; Orlando, Florida; Irwindale, California; Dallas, Texas; Buena Park, California; Holland, Ohio; Lombard, Illinois; Decaturville, Tennessee; Reno, Nevada; Selmer, Tennessee and . We also own sales offices and warehouse facilities for our Crane segment in Northhampton, England and Dole, France.

See Note 17 "Leases" to the Consolidated Financial Statements on page 59 of the 2002 Annual Report for additional information regarding leases.

Item 3.  LEGAL PROCEEDINGS

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 13. "Contingencies and Significant Estimates" to the Consolidated Financial Statements on pages 24-36 and 55-56, respectively, of the 2002 Annual Report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended December 31, 2002.

Executive Officers of the Registrant

Each of the following officers of the company has been elected to a one-year term by the Board of Directors. The information presented is as of February 26, 2003.
Name	Age	Position With The Registrant	Principal Position Held Since
Terry D. Growcock	57	Chairman & CEO	1998

Timothy M. Wood	55	Vice President & CFO	2002

Thomas G. Musial	51	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	43	Vice President, General Counsel and Secretary	1999

Carl J. Laurino	41	Treasurer	2001

Glen E. Tellock	41	Senior Vice President	2002

Timothy J. Kraus	49	Vice President	2000

Dennis E. McCloskey	60	Vice President	2002

Terry D. Growcock, 57, Mr. Growcock was named chairman of the board and chief executive officer in October 2002. He served as president and chief executive officer since 1998. He has also been a director since 1998. From 1996 to 1998, he was president and general manager of Manitowoc Ice, and from 1994 to 1996 he was executive vice president of Manitowoc Equipment Works. Prior to joining Manitowoc Mr. Growcock served in numerous management and executive positions with Siebe plc and United Technologies.

Timothy M. Wood, 55, Mr. Wood became vice president and chief financial officer in October 2002. Previously, he was senior vice president and chief financial officer of Redem Technologies since May 2000. Prior to this Mr. Wood served in positions of increasing responsibility at Borg Warner Corporation over a 23-year period. Most recently, he was vice president-chief financial officer of Burns International Services (formerly Borg Warner Security Corporation), a public company in the security industry.

Thomas G. Musial, 51, senior vice president of human resources and administration since 2000. Previously, vice president of human resources and administration (1995), manager of human resources (1987), and personnel/industrial relations specialist (1976).

Maurice D. Jones, 43, general counsel and secretary since 1999 and as a vice president since 2002. Prior to joining Manitowoc, Mr. Jones was a partner in the law firm of Davis and Kuelthau, S.C., and served as legal counsel for Banta Corporation.

Carl J. Laurino, 41, Mr. Laurino joined the corporate staff in January 2000 as assistant treasurer and served in that capacity until his promotion to treasurer in May 2001. Previously, Mr. Laurino spent 15 years in the commercial banking industry with Firstar Bank (n/k/a US Bank), Norwest Bank, and Associated Bank. During that period, Mr. Laurino held numerous positions of increasing responsibility including commercial loan credit analyst with Associated Bank, commercial loan officer with Norwest Bank, and vice president and commercial banking manager with US Bank.

Glen E. Tellock, 41, senior vice president and president and general manager of Manitowoc Crane Group since 2002.

Previously, senior vice president and chief financial officer (1999), vice president of finance and treasurer (1998), corporate controller (1992) and director of accounting (1991). Prior to joining Manitowoc, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as audit manager for Ernst & Whinney.

Timothy J. Kraus, 49, vice president and president and general manager of Manitowoc Foodservice Group since 2000. Previously, general manager of Manitowoc's Ice/Beverage Group (1999), executive vice president and general manager of Manitowoc Ice (1998), vice president of sales and marketing (1995), and national sales manager (1989). Prior to joining Manitowoc, Mr. Kraus was president of Universal Nolin.

Dennis E. McCloskey, 60, vice president and president and general manager of Manitowoc Marine Group since 2003. Previously, vice president and general manager of Marinette Marine Corporation (2002), and vice president of business development for Manitowoc Foodservice Group (2001). Prior to joining Manitowoc, Mr. McCloskey was a group vice president at Tecumseh Products Company and group vice president of refrigeration and air conditioning at Frigidaire Company.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from "Six-Year Financial Summary," "Quarterly Common Stock Price Range," "Supplemental Quarterly Financial Information (unaudited)," and "Investor Information," on pages 38-39, 37, and the inside back cover, respectively, of the 2002 Annual Report.

Item 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from "Six-Year Financial Summary" on pages 38-39 of the 2002 Annual Report.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 24-36 of the 2002 Annual Report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 24-36 of the 2002 Annual Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are incorporated by reference from pages 40-69 of the 2002 Annual Report. Supplementary financial information is incorporated by reference from "Supplemental Quarterly Financial Information" on page 37 of the 2002 Annual Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections of the 2003 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee" and "Election of Directors." See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.

The company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, and controller. This code of ethics is a part of the company's Global Ethics Policy and other policies relating to business conduct which can be viewed at the company's website: www.Manitowoc.com.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2003 Proxy Statement captioned "Compensation of Directors," "Executive Compensation," "Report of the Compensation and Benefits Committee on Executive Compensation," and "Contingent Employment Agreements."

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The information required by this item is incorporated by reference from the section of the 2003 Proxy Statement captioned "Ownership of Securities" and the subsection captioned "Equity Compensation Plans."

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K

(a) Documents filed as part of this Report.

     (1)  Financial Statements:

            The following Consolidated Financial Statements are filed as part of this report under Item 8, "Financial Statements and Supplementary Data."

            Report of Independent Public Accountants on years ended December 31, 2002, 2001, and 2000 Financial Statements.

            Consolidated Statements of Earnings for the years ended December 31, 2002, 2001, and 2000.

            Consolidated Balance Sheets as of December 31, 2002 and 2001.

            Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

            Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31,
              2002, 2001 and 2000.

            Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules:

            Financial Statement Schedules for the years ended December 31, 2002, 2001, and 2000

Schedule	Description	Filed Herewith

II	Valuation and Qualifying Accounts	X

	Report of Independent Accountants on years ended December 31, 2002, 2001, and 2000 Financial Statement Schedule	X

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

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
The Manitowoc Company, Inc. and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated February 4, 2003, except as to Note 21 for which the date is February 14, 2003, appearing on page 69 in the 2002 Annual Report of The Manitowoc Company, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 4, 2003

THE MANITOWOC COMPANY, INC.
AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts
For The Years Ended December 31, 2000, 2001, and 2002

Description	Balance at Beginning of Year	Acquisitions of Businesses	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year

Year Ended December 31, 2000:
Allowance for doubtful accounts	$1,803,001	$323,000	$1,796,982	$(886,273)	$3,036,710
Inventory obsolesence reserve	$5,727,067	$270,819	$3,918,156	$(601,302)	$9,314,740
Deferred tax asset valuation allowance	$--	$--	$--	$--	$--

Year Ended December 31, 2001:
Allowance for doubtful accounts	$3,036,710	$6,432,983	$1,796,982	$(358,883)	$8,295,422
Inventory obsolesence reserve	$9,314,740	$8,775,354	$(1,063,551)	$(2,065,513)	$14,961,03
Deferred tax asset valuation allowance	$--	$3,951,000	$--	$--	$3,951,000

Year Ended December 31, 2002:
Allowance for doubtful accounts	$8,295,422	$17,424,000	$19,516,188	$(2,281,420)	$42,954,191
Inventory obsolesence reserve	$14,961,030	$21,249,107	$15,085,969	$(7,562,402)	$43,733,700
Deferred tax asset valuation allowance	$3,951,000	$3,951,000	$--	$--	$3,951,000

(1) Deductions represent inventories and bad debts written - off, net of recoveries.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated: March 31, 2003

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

/s/ Timothy M. Wood
Timothy M. Wood
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:
/s/ Terry D. Growcock	March 31, 2003
Terry D. Growcock, Chairman & CEO, Director

/s/ Timothy M. Wood	March 31, 2003
Timothy M. Wood, Vice President & CFO

/s/ Gilbert F. Rankin Jr.	March 31, 2003
Gilbert F. Rankin, Jr., Director

/s/ Keith D. Nosbusch	March 31, 2003
Keith D. Nosbusch, Director

/s/ Dean H. Anderson	March 31, 2003
Dean H. Anderson, Director

/s/ Robert S. Throop	March 31, 2003
Robert S. Throop, Director

/s/ Robert C. Stift	March 31, 2003
Robert C. Stift, Director

/s/ James L. Packard	March 31, 2003
James L. Packard, Director

/s/ Daniel W. Duval	March 31, 2003
Daniel W. Duval, Director

/s/ Virgis W. Colbert	March 31, 2003
Virgis W. Colbert, Director

CERTIFICATIONS

Certification of Principal Executive Officer

I, Terry D. Growcock, certify that:

  I have reviewed this annual report on Form 10-K of The Manitowoc Company, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of its board of directors (or persons performing the equivalent functions):
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer - Principal
Executive Officer

Certification of Principal Financial Officer

I, Timothy M. Wood, certify that:

  I have reviewed this annual report on Form 10-K of The Manitowoc Company, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of its board of directors (or persons performing the equivalent functions):
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Timothy M. Wood
Timothy M. Wood
Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002
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

4.6	Amendment No. 1 to the Credit Agreement dated as of May 9, 2001	X

4.7	Amendment No. 2 to the Credit Agreement dated as of May 9, 2001	X

10.1(a)**

The Manitowoc Company, Inc. Deferred Compensation Plan effective August 20, 1993 (the "Deferred Compensation Plan") (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed June 23, 1993 (Registration No. 33-65316) and incorporated herein by reference).

10.1(b)**	Amendment to Deferred Compensation Plan adopted by the Board of Directors on February 18, 1997.

10.2**	The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan) effective July 4, 1993, as amended.	X

10.3(a)**

Form of Contingent Employment Agreement between the Company and the following executive officers of the Company: Terry D. Growcock, Maurice D. Jones, Thomas G. Musial, Glen E. Tellock and Timothy M. Wood (filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.3(b)**

Form of Contingent Employment Agreement between the Company and the following executive officers of the Company and certain other employees of the company: Dennis E. McCloskey and Timothy J. Kraus (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

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

10.7(a)*	The Manitowoc Company, Inc. 1995 Stock Plan, as amended	X

10.7(b)	The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan, as amended	X

10.7(c)	The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan (as described in the 2003 proxy statement)	X

10.7(d)

Grove Investors, Inc. 2001 Stock Inventive Plan (filed as Exhibit 99.1 to the company's Registration Statement on Form S-8, filed on September 13, 2002 (Registration No. 333-99513) and incorporated herein by reference)

11	Statement regarding computation of basic and diluted earnings per share (see Note 10 to the 2002 Consolidated Financial Statements included herein).	X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X

13	Portions of the 2002 Annual Report to Stockholders of The Manitowoc Company, Inc. incorporated by reference into this Report on Form 10-K.	X

21	Subsidiaries of The Manitowoc Company, Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP, the Company's Independent Accountants.	X

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X

99.3

Press release which discusses the impact of the work stoppage at Marinette Marine Corporation (filed as Exhibit 99.1 to the Company's Report on Form 8-K dated as of March 25, 2003 and incorporated herein by reference).

*     Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.

**     Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.