Form 10-K/A
period 2002-12-31
MANITOWOC CO INC
filed 2003-05-12
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The Registrant hereby amends Schedule II: Valuation and Qualifying Accounts For The Years Ended December 31, 2002, 2001, and 2000 to its Annual Report on Form 10-K for the year ended December 31, 2002. Subsequent to the original filing on March 31, 2003, misclassifications within both the allowance for doubtful accounts and the inventory obsolescence reserve for the year ended December 31, 2002 were identified. These misclassifications resulted in the categories "Acquisitions of Businesses" to be understated and "Charged to Costs and Expenses" to be overstated. The revisions did not impact the "Balance at End of Year" for either the allowance for doubtful accounts or the inventory obsolescence reserve. In addition, a clerical error within the deferred tax asset valuation allowance for the year ended December 31, 2002 resulted in the categories "Acquisition of Businesses" to be overstated, "Deductions" to be understated, and "Balance at End of Year" to be overstated. As a result, the above noted categories for the financial statement schedule information relating to the allowance for doubtful accounts, inventory obsolescence reserve and deferred tax asset valuation allowance for the year ended December 31, 2002 have been restated.

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

(c) Exhibits:

        See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
The Manitowoc Company, Inc. and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated February 4, 2003, except as to Note 21 for which the date is February 14, 2003, appearing on page 69 in the 2002 Annual Report of The Manitowoc Company, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in the Form 10-K for the year ended December 31, 2002) also included an audit of the financial statement schedule listed under Item 15(a) (2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note (1) to the financial statement schedule, the Company restated its financial statement schedule for the year ended December 31, 2002.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 4, 2003, except as to Note (1) for
which the date is May 8, 2003

The following is the amended Schedule II.

THE MANITOWOC COMPANY, INC.
AND SUBSIDIARIES
Schedule II: Valuation and Qualifying Accounts
For The Years Ended December 31, 2002, 2001, and 2000

Description	Balance at Beginning of Year	Acquisitions of Businesses	Charged to Costs and Expenses	Deductions (2)	Balance at End of Year

Year Ended December 31, 2000:
Allowance for doubtful accounts	$1,803,001	$323,000	$1,796,982	$(886,273)	$3,036,710
Inventory obsolesence reserve	$5,727,067	$270,819	$3,918,156	$(601,302)	$9,314,740
Deferred tax asset valuation allowance	$--	$--	$--	$--	$--

Year Ended December 31, 2001:
Allowance for doubtful accounts	$3,036,710	$6,432,983	$(815,388)	$(358,883)	$8,295,422
Inventory obsolesence reserve	$9,314,740	$8,775,354	$(1,063,551)	$(2,065,513)	$14,961,030
Deferred tax asset valuation allowance	$--	$3,951,000	$--	$--	$3,951,000

Year Ended December 31, 2002:
Allowance for doubtful accounts	$8,295,422	$31,793,310	$5,146,879	$(2,281,420)	$42,954,191
Inventory obsolesence reserve	$14,961,030	$30,667,749	$5,667,323	$(7,562,402)	$43,733,700
Deferred tax asset valuation allowance	$3,951,000	$--	$--	$(1,907,000)	$2,044,000

(1)   Subsequent to the original filing on March 31, 2003, misclassifications within both the allowance for doubtful accounts and the inventory obsolescence reserve for the year ended December 31, 2002 were identified. These misclassifications resulted in the categories "Acquisitions of Businesses" to be understated and "Charged to Costs and Expenses" to be overstated. The revisions did not impact the "Balance at End of Year" for either the allowance for doubtful accounts or the inventory obsolescence reserve. In addition, a clerical error within the deferred tax asset valuation allowance for the year ended December 31, 2002 resulted in the categories "Acquisition of Businesses" to be overstated, "Deductions" to be understated, and "Balance at End of Year" to be overstated. As a result, the above noted categories for the financial statement schedule information relating to the allowance for doubtful accounts, inventory obsolescence reserve and deferred tax asset valuation allowance for the year ended December 31, 2002 have been restated. The impact of the restatement for the year ended December 31, 2002 is as follows:

(2)   Deductions represent inventories and bad debts written - off, net of recoveries, and the effect of utilization of a portion of the foreign operating loss carryforwards by current year profits related to the deferred tax asset valuation allowance for the year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated: May 12, 2003

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

/s/ Timothy M. Wood
Timothy M. Wood
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:
/s/ Terry D. Growcock	May 12, 2003
Terry D. Growcock, Chairman & CEO, Director

/s/ Timothy M. Wood	May 12, 2003
Timothy M. Wood, Vice President & CFO

/s/ Gilbert F. Rankin Jr.	May 12, 2003
Gilbert F. Rankin, Jr., Director

/s/ Keith D. Nosbusch	May 12, 2003
Keith D. Nosbusch, Director

/s/ Dean H. Anderson	May 12, 2003
Dean H. Anderson, Director

/s/ Robert S. Throop	May 12, 2003
Robert S. Throop, Director

/s/ Robert C. Stift	May 12, 2003
Robert C. Stift, Director

/s/ James L. Packard	May 12, 2003
James L. Packard, Director

/s/ Daniel W. Duval	May 12, 2003
Daniel W. Duval, Director

/s/ Virgis W. Colbert	May 12, 2003
Virgis W. Colbert, Director

CERTIFICATIONS

Certification of Principal Executive Officer

I, Terry D. Growcock, certify that:

1.   I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of The Manitowoc Company, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

     (b)   Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)   Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 12, 2003

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer - Principal
Executive Officer

Certification of Principal Financial Officer

I, Timothy M. Wood, certify that:

1.   I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of The Manitowoc Company, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

     (b)   Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)   Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 12, 2003

/s/ Timothy M. Wood
Timothy M. Wood
Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)
FOR THE YEAR ENDED DECEMBER 31, 2002
INDEX TO EXHIBITS
Exhibit No.	Description	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP, the company's independent accountants	X
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X