Form 10-Q
period 2003-03-31
MANITOWOC CO INC
filed 2003-05-12
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ___________

Commission File Number
1-11978

The Manitowoc Company, Inc.
 (Exact name of registrant as specified in its charter)

Wisconsin	39-0448110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 South 44th Street, Manitowoc, Wisconsin	54221-0066
(Address of principal executive offices)	(Zip Code)

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
Yes  ( X )    No  (   )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

The number of shares outstanding of the Registrant's common stock, $.01 par value, as of March 31, 2003, the most recent practicable date, was 26,412,735.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Earnings
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands, except per-share and average shares data)

	Three Months Ended March 31,
	2003	2002

Net sales	$379,251	$283,025

Costs and expenses:
Cost of sales	300,121	215,284
Engineering, selling and administrative expenses	63,497	43,320
Amortization expense	704	587
Plant consolidation costs	--	3,900
Total costs and expenses	364,322	263,091

Earnings from operations	14,929	19,934

Other income (expense):
Interest expense	(14,638)	(10,612)
Other income, net	33	702
Total other income (expense)	(14,605)	(9,910)

Earnings from continuing operations before taxes on income	324	10,024
Provision for taxes on income	110	3,910
Earnings from continuing operations	214	6,114
Discontinued operations:
Earnings from discontinued operations, net of income taxes of $16 and $304, respectively	31	476
Gain on sale of discontinued operations, net of income taxes of $149	290	--
Cumulative effect of accounting change, net of income taxes of $14,200	--	(36,800)
Net earnings (loss)	$535	$(30,210)

Basic earnings (loss) per share:
Earnings from continuing operations	$0.01	$0.25
Earnings from discontinued operations, net of income taxes	0.00	0.02
Gain on sale of discontinued operations, net of income taxes	0.01	--
Cumulative effect of accounting change, net of income taxes	--	(1.52)
Net earnings (loss)	$0.02	$(1.24)

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.01	$0.25
Earnings from discontinued operations, net of income taxes	0.00	0.02
Gain on sale of discontinued operations, net of income taxes	0.01	--
Cumulative effect of accounting change, net of income taxes	--	(1.48)
Net earnings (loss)	$0.02	$(1.22)

Weighted average shares outstanding - basic	26,542,127	24,283,661
Weighted average shares outstanding - diluted	26,582,057	24,783,860

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of March 31, 2003 and December 31, 2002
(In thousands, except share data)

Assets	March 31, 2003 (Unaudited)	December 31, 2002
Current Assets:
Cash and cash equivalents	$33,275	$28,035
Marketable securities	2,252	2,371
Accounts receivable, less allowances of $29,731 and $43,156	223,888	226,091
Inventories - net	272,391	255,218
Deferred income taxes	98,276	96,741
Other current assets	45,773	38,708
Total current assets	675,855	647,164

Property, plant and equipment - net	316,970	319,301
Goodwill - net	383,378	380,338
Other intangible assets - net	126,595	127,299
Deferred income taxes	19,637	19,662
Other non-current assets	61,049	83,359
Total assets	$1,583,484	$1,577,123

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$392,246	$350,315
Current portion of long-term debt	31,902	33,328
Short-term borrowings	8,053	9,304
Product warranties	30,900	31,276
Product liability	36,520	36,175
Total current liabilities	499,621	460,398

Non-Current Liabilities:
Long-term debt, less current portion	610,988	623,547
Pension obligations	66,389	66,051
Postretirement health and other benefit obligations	65,902	65,777
Other non-current liabilities	50,149	66,235
Total non-current liabilities	793,428	821,610
Commitments and contingencies (Note 6)
Stockholders' Equity:
Common stock (36,746,482 shares issued, 26,412,735 shares outstanding for both periods)	367	367
Additional paid-in capital	81,230	81,230
Accumulated other comprehensive loss	(28,859)	(23,574)
Unearned compensation	(539)	(609)
Retained earnings	345,224	344,689
Treasury stock, at cost
(10,358,562 shares for both periods)	(106,988)	(106,988)
Total stockholders' equity	290,435	295,115
Total liabilities and stockholders' equity	$1,583,484	$1,577,123

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operations:
Net earnings (loss)	$535	$(30,210)
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	(321)	(476)
Depreciation	11,960	6,316
Amortization of intangible assets	704	587
Amortization of deferred financing fees	815	960
Deferred income taxes	(1,085)	697
Cumulative effect of accounting change, net of income taxes	--	36,800
Plant consolidation costs	--	3,900
Gain on sale of property, plant and equipment	(170)	(1,943)
Changes in operating assets and liabilities, excluding
effects of business acquisitions and divestitures:
Accounts receivable	(726)	(27,782)
Inventories	(19,398)	(10,046)
Other current assets	8,112	(3,695)
Non-current assets	481	5,090
Current liabilities	31,579	26,311
Non-current liabilities	(7,404)	(3,846)
Net cash provided by operating activities of continuing operations	25,082	2,663
Net cash used for operating activities of discontinued operations	(274)	(3,684)
Net cash provided by (used for ) operating activities	24,808	(1,021)

Cash Flows from Investing:
Business acquisitions, net of cash acquired	--	(4,017)
Capital expenditures	(4,309)	(6,818)
Proceeds from sale of property, plant and equipment	967	5,771
Sale (purchase) of marketable securities	119	(26)
Net cash used for investing activities of continuing operations	(3,223)	(5,090)
Net cash provided by (used for) investing activities of
discontinued operations	6,989	(172)
Net cash provided by (used for) investing activities	3,766	(5,262)

Cash Flows from Financing:
Payments on long-term debt	(21,992)	(4,065)
(Payments) proceeds from revolver borrowings - net	(1,251)	14,100
Debt issuance costs	(662)	--
Exercises of stock options	--	232
Net cash provided by (used for) financing	(23,905)	10,267

Effect of exchange rate changes on cash	571	(147)

Net increase in cash and cash equivalents	5,240	3,837

Balance at beginning of period	28,035	23,581
Balance at end of period	$33,275	$27,418

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands)
	Three Months Ended March 31,
	2003	2002

Net earnings (loss)	$535	$(30,210)
Other comprehensive income (loss):
Derivative instrument fair market value adjustment - net of income taxes	161	596
Foreign currency translation adjustments	(5,446)	(121)

Total other comprehensive income (loss)	(5,285)	475

Comprehensive loss	$(4,750)	$(29,735)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2003 and 2002

1.  Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income (loss) for the three months ended March 31, 2003 and 2002 and the financial position at March 31, 2003. The interim results are not necessarily indicative of results for a full year and do not contain information included in the company's annual consolidated financial statements and notes for the year ended December 31, 2002. The consolidated balance sheet as of December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Acquisitions

2002

On August 8, 2002 the company acquired all of the outstanding common shares of Grove Investors, Inc. (Grove). The results of Grove's operations have been included in the Consolidated Statement of Earnings since that date. Grove is a leading provider of mobile telescopic cranes, truck-mounted cranes, and aerial work platforms for the global market. Grove's products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal, and military end users. Grove's products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift, and National Crane.

The company views Grove as a strategic fit with its crane business for a number of reasons. Grove is a global leader in the mobile telescopic crane industry, specifically in all-terrain and rough-terrain mobile telescopic cranes. The company did not offer these types of cranes, so Grove filled this void in the company's product offering. Coupled with the company's recent entrance into the tower crane product line with the acquisition of Potain, Grove enables the company to offer customers three major crane categories, namely crawler cranes, tower cranes and mobile telescopic cranes. With the addition of Grove, the company is able to offer customers equipment and lifting solutions for virtually every construction application. The company also believes that the combination of the two companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in its world wide distribution and service network.

The aggregate purchase price paid for Grove was $277.8 million. This includes the issuance of $70.0 million of the company's common stock, the assumption of $202.4 million of Grove debt outstanding as of August 8, 2002, and direct acquisition costs of $5.4 million. In exchange for the outstanding shares of Grove common stock, the company issued approximately 2.2 million shares of the company's common stock out of treasury with an average market price of $32.34 per share. The number of shares issued at the close of the transaction was calculated based on the average closing price of the company's common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction. In addition, the company assumed all of Grove's outstanding liabilities, contingencies and commitments (approximately $464.2 million including the outstanding debt). Substantially all of the assumed debt was refinanced.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

August 8, 2002
Current assets	$326,477
Property, plant and equipment	117,448
Goodwill	32,945
Other intangible assets	45,000
Other long-term assets	17,772
Total assets acquired	539,642
Current liabilities, excluding current debt	114,145
Debt	202,420
Other long-term liabilities	147,638
Total liabilities assumed	464,203
Net assets acquired	$75,439

Total current assets of $326.5 million includes cash acquired of $13.8 million. The purchase consideration paid in excess of the fair values of the assets acquired and liabilities assumed was allocated first to the identifiable intangible assets with the remaining excess accounted for as goodwill. The company obtained third party valuations of certain tangible and identifiable intangible assets. Based upon the appraisal report of identifiable intangible assets, the allocation was as follows: $26.0 million to trademarks and tradenames with an indefinite life; $11.9 million to an in-place distributor network with an indefinite life; $7.1 million to patents with a weighted-average 10-year life; and the remaining $32.9 million to goodwill. The $32.9 million of goodwill was included in the Crane segment. None of that amount is expected to be deductible for tax purposes. The company also obtained third party valuations of the fair value of inventory and property, plant and equipment acquired. Based upon the appraisal reports of these assets, the company increased the value of inventory and property, plant and equipment by $3.3 million and $1.1 million, respectively. The $3.3 million fair value adjustment to inventory was charged to cost of goods sold during the fourth quarter of 2002 as the related inventory items were sold. The $1.1 million fair value adjustment to property, plant and equipment is being depreciated over the estimated remaining useful lives of the property, plant and equipment.

The company also completed certain restructuring and integration activities relating to this acquisition. The company recorded a charge totaling $12.1 million related to these restructuring and integration activities during 2002. Of this amount $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during the fourth quarter of 2002. The $4.4 million recorded in the opening balance sheet related to severance and other employee related costs for headcount reductions at Grove facilities. See further detail in Note 9. "Plant Consolidation and Restructuring." The company has also developed and is finalizing certain other restructuring and integration activities relating to this acquisition, which will result in future adjustments to goodwill during the second quarter of 2003.

The following unaudited pro forma financial information for the three months ended March 31, 2002 assumes the 2002 acquisition of Grove occurred as of January 1, 2002.

Net sales	$416,573
Earnings from continuing operations before income taxes	$6,143
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$3,747
Net loss	$(32,577)

Basic earnings per share:
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.14
Net loss	$(1.23)

Diluted earnings per share:
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.14
Net loss	$(1.20)

On April 8, 2002 the company purchased the remaining 50% interest in its joint venture Manitowoc Foodservice Europe (f/k/a Fabbrica Apparecchiature per la Produzione del Ghiaccio Srl), a manufacturer of ice machines based in Italy. The aggregate cash consideration paid by the company for the remaining interest was $3.4 million and resulted in $1.9 million of additional goodwill. The $1.9 million of goodwill was included in the Foodservice segment and is not expected to be deductible for tax purposes.

3. Discontinued Operations

In connection with the Grove acquisition, the United States Department of Justice raised concerns about a possible reduction in competition in the United States boom truck market that could result from the acquisition. In order to address these concerns, the company and Grove agreed with the Department of Justice that, following the completion of the Grove acquisition, the company would divest of either Manitowoc Boom Trucks, Inc. (Manitowoc Boom Trucks) or National Crane Corporation (Grove's boom truck business). On December 17, 2002, the Company entered into an agreement with Quantum Heavy Equipment, LLC to sell all of the outstanding stock of Manitowoc Boom Trucks. The Department of Justice approved the sale on December 30, 2002, and it was completed on December 31, 2002.

Cash proceeds from the sale of Manitowoc Boom Trucks, a business in the Crane segment, was approximately $13.2 million, which is subject to post-closing adjustments, and resulted in a loss on sale of approximately $32.9 million ($23.3 million net of tax) in the fourth quarter of 2002. The disposition represents a discontinued operation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of Manitowoc Boom Trucks have been classified as discontinued for the three months ended March 31, 2002. The financial results of the company for the three months ended March 31, 2003 does not include any results of Manitowoc Boom Trucks.

The following selected financial data of Manitowoc Boom Trucks for the three months ended March 31, 2002 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no general corporate expenses or interest expense allocated to discontinued operations during the period.

Three Months Ended
March 31, 2002
Net sales	$13,449

Pretax earnings from discontinued operation	352
Provision for taxes on income	(137)
Net earnings from discontinued operation	$215

On February 14, 2003, the company finalized the sale of Femco Machine Company, Inc. (Femco), the Crane segment's crane and excavator aftermarket replacement parts and industrial repair business, to a group of private investors led by the current Femco management and its employees. After the Grove acquisition, it was determined that Femco was not a core business to the Crane segment. Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of tax). The disposition of Femco represents a discontinued operation under SFAS No. 144. Results of Femco have been classified as discontinued, and the results for the three months ended March 31, 2002 have been restated to exclude the results of Femco. During December 2002, the company recorded a $3.4 million ($2.1 million net of tax) charge related to the decision to sell Femco. Of the charge, $2.2 million related to recording the net assets of Femco at estimated fair value less cost to sell. In addition, the company performed an impairment analysis of the Femco goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and determined that the entire $1.2 million of goodwill was impaired. The $3.4 million charge was recorded in discontinued operations in accordance with SFAS No. 144.

The following selected financial data of Femco for the three months ended March 31, 2002 and the period from January 1, 2003 through February 14, 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no general corporate expenses or interest expense allocated to discontinued operations during any period.

	Three Months Ended March 31,
	2003	2002
Net sales	$2,178	$4,871

Pretax earnings from discontinued operation	47	428
Pre-tax gain on disposal	439	--
Provision for taxes on income	(165)	(167)
Net earnings from discontinued operation	$321	$261

4.  Inventories

The components of inventory at March 31, 2003 and December 31, 2002 are summarized as follows:

	March 31, 2003	December 31, 2002
Components:
Raw materials	$90,791	$77,029
Work-in-process	79,545	87,253
Finished goods	120,838	109,560

Total inventories at FIFO costs	291,174	273,842

Excess of FIFO costs over LIFO value	(18,783)	(18,624)

Total inventories	$272,391	$255,218

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 91% and 86% of total inventory at March 31, 2003 and December 31, 2002, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

5. Stock-Based Compensation

At March 31, 2003, the company has three stock-based compensation plans. The company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in earnings, as all option grants under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. During the three months ended March 31, 2003, the company recognized approximately $0.1 million of compensation expense related to restricted stock which was issued during 2002. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock based employee compensation for the three months ended March 31, 2003 and 2002.
	Three Months Ended March 31,
	2003	2002
Reported net earnings (loss)	$535	$(30,210)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of income taxes	(1,439)	(708)
Pro forma net loss	$(904)	$(30,918)
Earnings (loss) per share:
Basic - as reported	$0.02	$(1.24)
Basic - pro forma	$(0.03)	$(1.27)
Diluted - as reported	$0.02	$(1.22)
Diluted - pro forma	$(0.03)	$(1.25)

6.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. Recent estimates indicate that the total costs to clean up this site are approximately $30 million. However the ultimate allocations of cost for this site are not yet final. Although liability is joint and several, the company's share of liability is estimated to be 11% of the total cost. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter. The amounts the company has spent each year from 1999 through March 31, 2003 to comply with its portion of the cleanup costs have not been material. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company's remaining estimated liability for this matter, included in other current and non-current liabilities in the Consolidated Balance Sheet at March 31, 2003 is $0.8 million. Based on the size of the company's current allocation of liability at this site, the existence of other viable potentially responsible parties and current reserves, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

At certain of the company's other facilities, the company has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation. Based upon available information, the ultimate costs are not expected to be material to the company.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.

As of March 31, 2003, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. Prior to October 1, 2002, the company's retention levels were $0.1 million per occurrence for Potain crane products; $1.0 million per occurrence for all other crane products (except for Grove); $1.0 million per occurrence for Foodservice products during 1990 to 1996; and $0.1 million per occurrence for Foodservice products during 1997 to present. Prior to the acquisition, Grove purchased an insurance policy which effectively indemnified it against claims arising prior to October 1, 1997, up to an aggregate loss limit of $85.0 million. Beginning October 1, 1997, Grove's insurance included self-insurance retention levels of $2.0 million per occurrence with an aggregate loss limit of $15.0 million per year for 1997 through 2000 and self-insurance retention levels of $3.0 million per occurrence with an aggregate loss limit of $15.0 million per year for 2000 through October 2002. Effective October 1, 2002, the company adjusted its self-insurance retention limits for all United States crane product liability claims, including Grove, to $2.0 million per occurrence with an aggregate loss limit of $15.0 million per year. All non-United States crane product liability claims (other than Potain) are fully insured or reserved with a small deductible payable by the company. The Potain and Foodservice self-insurance retention levels remained consistent. Prior to October 1, 2002, the insurer's annual contribution is limited to $25 million for Marine businesses, $25 million (1997-1998) and $50 million (1998-October 1, 2002) for Foodservice and Crane (other than Grove) businesses, and $100 million for Grove. Effective October 1, 2002, the company adjusted the insurer's annual contribution limit to $100 million for all Foodservice and Crane businesses, whereas the insurer's annual contribution limit for Marine cases remained at $25 million.

Product liability reserves in the Consolidated Balance Sheet at March 31, 2003 were $36.5 million; $14.6 million reserved specifically for cases and $21.9 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company's experience in defending product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.

At March 31, 2003 and December 31, 2002, the company had reserved $38.3 million and $38.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently a material warranty issue can arise which is beyond the scope of the company's historical experience.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of the company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

The company is also involved in various other legal actions arising in the normal course of business, including numerous lawsuits involving asbestos-related claims in which the company is one of numerous defendants. After taking into consideration legal counsel's evaluation of such actions, the current political environment with respect to asbestos related claims, and the liabilities accrued with respect to such matters, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the financial condition, results of operations or cash flows of the company.

At March 31, 2003 the company is contingently liable under open standby letters of credit issued by the company's bank in favor of third parties totaling $30.8 million.

7.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.
	Three Months Ended March 31,
	2003	2002

Basic weighted average common shares outstanding	26,542,127	24,283,661
Effect of dilutive securities - stock options	39,930	500,199
Diluted weighted average common shares outstanding	26,582,057	24,783,860

8. Guarantees

As of March 31, 2003, the company offers certain buyback commitments and guaranteed residual values on cranes and indemnifications under its accounts receivable factoring arrangements. Effective January 1, 2003, the company adopted the initial recognition and measurement provisions of FASB Interpretation (FIN) No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Therefore, for all indemnifications or guarantees meeting the FIN No. 45 requirements of an obligation and issued by the company beginning January 1, 2003, the company is required to recognize a liability for the fair value of such obligations. The adoption of the initial recognition and measurement provisions of FIN No. 45 did not have a material impact on the company's financial statements.

The company periodically enters into transactions with customers that provide for residual value guarantees and buy back commitments. These transactions are recorded as operating leases. Net proceeds received in connection with the initial transactions have been recorded as deferred revenue and are being amortized to income on a straight-line basis over a period equal to that of the customer's third party financing agreement. The deferred revenue included in other current and non-current liabilities at March 31, 2003 and December 31, 2002 were $41.9 million and $42.3 million, respectively.

If all buyback commitments outstanding were satisfied at March 31, 2003, the total cash cost to the company would be $13.2 million. These buyback commitments are reflected by virtue of recording the transactions as operating leases. These buyback commitments expire at various times through 2007.

On May 28, 1999, the company entered into an accounts receivable factoring arrangement with a bank. Under this arrangement, the company is required to purchase from the bank the first $0.5 million and amounts greater than $1.0 million of the aggregate uncollected receivables during a twelve-month period. The company's factoring liability, net of cash collected from customers, was $19.6 million at March 31, 2003 and $19.5 million at December 31, 2002.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some case materials, on products manufactured by the company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the company's warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the company's warranty liability include the number of shipped units and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the three months ended March 31, 2003:
Balance at December 31,2002	$38,514
Accruals for warranties issued during the quarter	4,931
Settlements made (in cash or in kind) during the quarter	(5,554)
Currency translation	359
Balance at March 31, 2003	$38,250

9. Plant Consolidation and Restructuring

During the first quarter of 2002, the company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations into other of its Foodservice operations. These actions were taken in an effort to streamline the company's cost structure and utilize available capacity. The charge included $2.8 million to write-down the building and land, which are available for sale, to estimated fair market value less cost to sell, $0.7 million related to the write-down of certain equipment, and $0.4 million related to severance and other employee related costs. All of the charge was paid or utilized by December 31, 2002.

During the second quarter of 2002, the company finalized the purchase accounting for the Potain acquisition, which included recording a $8.1 million liability associated with certain restructuring and integration activities. To achieve reductions in operating costs and to integrate the operations of Potain, the company recorded a $8.1 million liability related primarily to employee severance benefits for workforce reductions. Approximately 135 hourly and salaried positions will be eliminated. To date the company has utilized approximately $2.4 million of this liability.

During the fourth quarter of 2002, the company completed certain integration activities related to the Grove acquisition and other restructuring activities in the Crane segment. The total amount recognized by the company for these integration and restructuring activities was $12.1 million. Of this amount $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during the fourth quarter of 2002. These actions were taken in an effort to achieve reductions in operating costs, integrate and consolidate certain operations and functions within the segment and to utilize available capacity.

The $4.4 million recorded in Grove's opening balance sheet related to severance and other employee related costs for headcount reductions at various Grove facilities. The $7.7 million charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc and Potain facilities, $2.7 million related to the write-down of certain property, plant and equipment, and $1.0 million related to lease termination costs. In total, approximately 600 hourly and salaried positions were eliminated and four facilities will be consolidated into other Crane operations. To date, the company has utilized approximately $6.9 million of the total $12.1 million reserve which includes $2.7 million non-cash write-down of property, plant and equipment, and $4.2 million cash paid to employees for severance. The remaining $5.2 million reserve is recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet and will be utilized by the company during 2003.

10.  Goodwill and Other Intangible Assets

Effective January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. Previous accounting rules incorporated a comparison of book value to undiscounted cash flows. The new rules require a comparison of book value to fair value.

The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Upon adoption of SFAS No. 142, goodwill and indefinite-lived intangible assets ceased being amortized, and were tested for impairment. Using the SFAS No. 142 approach described above, the company estimated the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. As a result, the company recorded a transitional goodwill impairment charge as of January 1, 2002 of $51.0 million ($36.8 million net of income taxes) which is reflected as a cumulative effect of accounting change in the Consolidated Statement of Earnings. This charge relates to the company's reporting units as follows: Beverage Group (Foodservice segment) $33.1 million and Manitowoc Boom Trucks (Crane segment) $17.9 million. The charge was based on current economic conditions in these industries. This transitional impairment charge resulted from the application of the new impairment methodology introduced by SFAS No. 142. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002. During the fourth quarter of 2002, when the company finalized its decision to divest of Femco, an impairment analysis of the goodwill related to Femco was performed in accordance with SFAS No. 142. As a result, the company recorded an additional goodwill impairment charge of $1.2 million.

The changes in the carrying amount of goodwill by reportable segment were as follows:

During the first quarter of 2002, $84.3 million of the excess of the cost over fair value of the net assets acquired in the Potain acquisition was allocated to other intangible assets. Based upon a third-party appraisal report, the allocation was as follows: $53.0 million to trademarks and tradenames with an indefinite life; $17.5 million to patents with a weighted-average 15-year life; $8.8 million to engineering drawings with a weighted-average 15-year life; and $5.0 million to an in-place distribution network with an indefinite life. During the fourth quarter of 2002 a portion of the excess of the cost over fair value of the net assets acquired in the Grove acquisition was allocated to specific other intangible assets. Based upon a third-party appraisal report, the allocation was as follows: $26.0 million to trademarks and tradenames with an indefinite life; $11.9 million to an in-place distributor network with an indefinite life; and $7.1 million to patents with a weighted-average 10 year life. The gross carrying amount and accumulated amortization of the company's intangible assets other than goodwill, all as a result of the Potain and Grove acquisitions, were as follows as of March 31, 2003 and December 31, 2002.

	March 31, 2003			December 31, 2002
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Trademarks and tradenames	$79,000	$--	$79,000	$79,000	$--	$79,000
Patents	24,600	(1,833)	22,767	24,600	(1,376)	23,224
Engineering drawings	8,800	(872)	7,928	8,800	(625)	8,175
Distribution network	16,900	--	16,900	16,900	--	16,900
	$129,300	$(2,705)	$126,595	$129,300	$(2,001)	$127,299

11.  Recent Accounting Changes and Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS No. 143 establish accounting standards for the recognition and measurement of an asset retirement obligation. This statement was effective for the company as of January 1, 2003, and did not have a material effect on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002," which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 was effective for the company beginning January 1, 2003. The adoption of SFAS No. 145 will result in the company reclassifying its 2001 loss on early extinguishment of debt from an extraordinary item to a component of earnings from operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than up front. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

12.  Subsidiary Guarantors of Senior Subordinated Notes due 2011

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2011, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company and National Crane Corporation, which do not guarantee the Senior Subordinated Notes due 2011 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Three Months Ended March 31, 2003
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$196,395	$182,856	$--	$379,251
Costs and expenses:
Cost of sales	--	150,035	150,086	--	300,121
Engineering, selling and administrative	4,134	33,294	26,069	--	63,497
Amortization expense	--	172	532	--	704
Total costs and expenses	4,134	183,501	176,687	--	364,322

Earnings (loss) from operations	(4,134)	12,894	6,169	--	14,929

Other income (expense):
Interest expense	(13,204)	(667)	(767)	--	(14,638)
Management fee income (expense)	4,843	(2,199)	(2,644)	--	-
Other income (expense), net	6,081	(9,368)	3,320	--	33
Total other income (expense)	(2,280)	(12,234)	(91)	--	(14,605)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(6,414)	660	6,078	--	324
Provision (benefit) for taxes on income	(911)	94	927	--	110
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(5,503)	566	5,151	--	214
Equity in earnings of subsidiaries	5,717	--	--	(5,717)	--
Earnings (loss) from continuing operations	214	566	5,151	(5,717)	214
Discontinued operations:
Earnings from discontinued operations,
net of income tax of $16	31	31	--	(31)	31
Gain on sale of discontinued operations, net of income taxes of $149	290	290	--	(290)	290
Net earnings	$535	$887	$5,151	$(6,038)	$535

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Three Months Ended March 31, 2002
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$207,469	$75,556	$--	$283,025
Costs and expenses:
Cost of sales	--	154,904	60,380	--	215,284
Engineering, selling and administrative	3,545	28,331	11,444	--	43,320
Amortization expense	--	--	587	--	587
Plant consolidation costs	--	3,900	--	--	3,900
Total costs and expenses	3,545	187,135	72,411	--	263,091

Earnings (loss) from operations	(3,545)	20,334	3,145	--	19,934

Other income (expense):
Interest expense	(9,501)	(405)	(706)	--	(10,612)
Management fee income (expense)	3,853	(4,528)	675	--	-
Other income (expense), net	(314)	(49)	1,065	--	702
Total other income (expense)	(5,962)	(4,982)	1,034	--	(9,910)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(9,507)	15,352	4,179	--	10,024
Provision (benefit) for taxes on income	(3,227)	5,211	1,926	--	3,910
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(6,280)	10,141	2,253	--	6,114
Equity in earnings of subsidiaries	12,394	--	--	(12,394)	--
Earnings (loss) from continuing operations	6,114	10,141	2,253	(12,394)	6,114
Discontinued operations:
Earnings from discontinued operations,
net of income tax of $304	476	476	--	(476)	476
Cumulative effect of accounting change, net of income taxes of $14,200	(36,800)	(36,800)	--	36,800	(36,800)
Net earnings (loss)	$(30,210)	$(26,183)	$2,253	$23,930	$(30,210)

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of March 31, 2003
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$3,522	$1,899	$27,854	$--		$33,275
Marketable securities	2,252	--	--	--		2,252
Accounts receivable - net	4,137	76,859	142,892	--		223,888
Inventories - net	--	102,670	169,721	--		272,391
Deferred income taxes	72,887	(207)	25,596	--		98,276
Other current assets	397	20,724	24,652	--		45,773
Total current assets	83,195	201,945	390,715	--		675,855

Property, plant and equipment - net	11,986	142,793	162,191	--		316,970
Goodwill - net	--	231,604	151,774	--		383,378
Other intangible assets - net	--	--	126,595	--		126,595
Deferred income taxes	23,724	9,368	(13,455)	--		19,637
Other non-current assets	29,657	27,628	3,764	--		61,049
Equity in affiliates	1,048,164	--	--	(1,048,164)		--
Total assets	$1,196,726	$613,338	$821,584	$(1,048,164	) $	1,583,484

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$30,423	$112,101	$249,722	$--		$392,246
Current portion long-term debt	28,419	--	3,483	--		31,902
Short-term borrowings	1,200	2,839	4,014	--		8,053
Product warranties	--	17,503	13,397	--		30,900
Product liabilities	--	14,781	21,739	--		36,520
Total current liabilities	60,042	147,225	292,354	--		499,621

Non-Current Liabilities:
Long-term debt, less current portion	595,860	--	15,128	--		610,988
Pension obligations	10,242	21,778	34,369			66,389
Postretirement health and other benefit obligations	942	64,960	--	--		65,902
Intercompany payable/(receivable) - net	228,139	(203,756)	(24,383)	--		--
Other non-current liabilities	11,066	11,339	27,744	--		50,149
Total non-current liabilities	846,249	(105,679)	52,858	--		793,428

Stockholders' Equity	290,435	571,792	476,372	(1,048,164)		290,435

Total liabilities and
stockholders' equity	$1,196,726	$613,338	$821,584	$(1,048,164	) $	1,583,484

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2002
(In thousands)
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,650	$(3,982)	$29,367	$--		$28,035
Marketable securities	2,371	--	--	--		2,371
Accounts receivable - net	3,934	87,440	134,717	--		226,091
Inventories - net	--	112,425	142,793	--		255,218
Deferred income taxes	72,887	215	23,639	-		96,741
Other current assets	427	34,899	3,382	--		38,708
Total current assets	82,269	230,997	333,898	--		647,164

Property, plant and equipment - net	12,687	148,153	158,461	--		319,301
Goodwill - net	--	229,383	150,955	--		380,338
Other intangible assets - net	--	--	127,299	--		127,299
Deferred income taxes	9,931	9,731	--			19,662
Other non-current assets	34,639	8,767	39,953	--		83,359
Equity in affiliates	1,027,876	--	--	(1,027,876)		--
Total assets	$1,167,402	$627,031	$810,566	$(1,027,876	) $	1,577,123

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$20,458	$166,401	$163,456	$--		$350,315
Current portion long-term debt	28,419	--	4,909	--		33,328
Short-term borrowings	2,000	--	7,304	--		9,304
Product warranties	--	19,764	11,512	--		31,276
Product liabilities	--	15,554	20,621	--		36,175
Total current liabilities	50,877	201,719	207,802	--		460,398

Non-Current Liabilities:
Long-term debt, less current portion	609,836	209	13,502	--		623,547
Pension obligation	10,357	22,223	33,471			66,051
Postretirement health and other
benefit obligations	925	64,852	--	--		65,777
Intercompany payable/(receivable) - net	202,370	(346,609)	144,239	--		--
Other non-current liabilities	(2,078)	9,069	59,244	--		66,235
Total non-current liabilities	821,410	(250,256)	250,456	--		821,610

Stockholders' Equity	295,115	675,568	352,308	(1,027,876)		295,115

Total liabilities and
stockholders' equity	$1,167,402	$627,031	$810,566	$(1,027,876	) $	1,577,123

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2003
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$(6,048)	$(1,307)	$32,163	$24,808

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	--	--	--
Capital expenditures	463	(326)	(4,446)	(4,309)
Proceeds from sale of property, plant, and equipment	--	(342)	1,309	967
Sale of marketable securities	119	--	--	119
Intercompany investments	30,837	--	(30,837)	--
Net cash provided by (used for) investing activities of continuing operations	31,419	(668)	(33,974)	(3,223)
Net cash provided by (used for) investing activities of discontinued operations	--	6,989	--	6,989
Net cash provided by (used for) investing activities	31,419	6,321	(33,974)	3,766

Cash Flows from Financing:
Proceeds from long-term debt	--	--	--	--
Payments on long-term debt	(23,409)	--	1,417	(21,992)
(Payments) proceeds from revolver borrowings - net	(426)	--	(825)	(1,251)
Debt issuance costs	(662)	--	--	(662)
Exercises of stock options	--	--	--	--
Net cash provided by (used for) financing	(24,497)	--	592	(23,905)

Effect of exchange rate changes on cash	--	--	571	571

Net increase (decrease) in cash and cash equivalents	874	5,014	(648)	5,240

Balance at beginning of period	2,648	(3,115)	28,502	28,035
Balance at end of period	$3,522	$1,899	$27,854	$33,275

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2002
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$(7,614)	$12,453	$(5,860)	$(1,021)

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	--	(4,017)	(4,017)
Capital expenditures	(1,182)	(1,746)	(3,890)	(6,818)
Proceeds from sale of property, plant, and equipment	--	(3,306)	9,077	5,771
Purchase of marketable securities	(26)	--	--	(26)
Intercompany investments	(5,403)	--	5,403	--
Net cash provided by (used for) investing activities of continuing operations	(6,611)	(5,052)	6,573	(5,090)
Net cash provided by (used for) investing activities of discontinued operations	--	(172)	--	(172)
Net cash provided by (used for) investing activities	(6,611)	(5,224)	6,573	(5,262)

Cash Flows from Financing:
Proceeds from long-term debt	--	--	--	--
Payments on long-term debt	(451)	--	(3,614)	(4,065)
(Payments) proceeds from revolver borrowings - net	14,100	--	--	14,100
Debt issuance costs	--	--	--	--
Exercises of stock options	232	--	--	232
Net cash provided by (used for) financing	13,881	--	(3,614)	10,267

Effect of exchange rate changes on cash	--	--	(147)	(147)

Net increase (decrease) in cash and cash equivalents	(344)	7,229	(3,048)	3,837

Balance at beginning of period	4,456	141	18,984	23,581
Balance at end of period	$4,112	$7,370	$15,936	$27,418

13.  Subsidiary Guarantors of Senior Subordinated Notes due 2012
The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2012, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company, National Crane Corporation and Manitowoc Boom Trucks, Inc., which was sold by the company during the fourth quarter of 2002, all of which do not guarantee the Senior Subordinated Notes due 2012 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Three Months Ended March 31, 2003
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$196,395	$182,856	$--	$379,251
Costs and expenses:
Cost of sales	--	150,035	150,086	--	300,121
Engineering, selling and administrative	4,134	33,294	26,069	--	63,497
Amortization expense	--	172	532	--	704
Total costs and expenses	4,134	183,501	176,687	--	364,322

Earnings (loss) from operations	(4,134)	12,894	6,169	--	14,929

Other income (expense):
Interest expense	(13,204)	(667)	(767)	--	(14,638)
Management fee income (expense)	4,843	(2,199)	(2,644)	--	-
Other income (expense), net	6,081	(9,368)	3,320	--	33
Total other income (expense)	(2,280)	(12,234)	(91)	--	(14,605)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(6,414)	660	6,078	--	324
Provision (benefit) for taxes on income	(911)	94	927	--	110
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(5,503)	566	5,151	--	214
Equity in earnings of subsidiaries	5,717	--	--	(5,717)	-
Earnings (loss) from continuing operations	214	566	5,151	(5,717)	214
Discontinued operations:
Earnings from discontinued operations,
net of income tax of $16	31	31	--	(31)	31
Gain on sale of discontinued operations, net of income taxes of $149	290	290	--	(290)	290
Net earnings	$535	$887	$5,151	$(6,038)	$535

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Earnings
For the Three Months Ended March 31, 2002
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$207,469	$75,556	$--	$283,025
Costs and expenses:
Cost of sales	--	154,904	60,380	--	215,284
Engineering, selling and administrative	3,545	28,331	11,444	--	43,320
Amortization expense	--	--	587	--	587
Plant consolidation costs	--	3,900	--	--	3,900
Total costs and expenses	3,545	187,135	72,411	--	263,091

Earnings (loss) from operations	(3,545)	20,334	3,145	--	19,934

Other income (expense):
Interest expense	(9,501)	(405)	(706)	--	(10,612)
Management fee income (expense)	3,853	(4,528)	675	--	-
Other income (expense), net	(314)	(49)	1,065	--	702
Total other income (expense)	(5,962)	(4,982)	1,034	--	(9,910)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(9,507)	15,352	4,179	--	10,024
Provision (benefit) for taxes on income	(3,227)	5,211	1,926	--	3,910
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(6,280)	10,141	2,253	--	6,114
Equity in earnings of subsidiaries	12,394	-	-	(12,394)	-
Earnings (loss) from continuing operations	6,114	10,141	2,253	(12,394)	6,114
Discontinued operations:
Earnings from discontinued operations,
net of income tax of $304	476	261	215	(476)	476
Cumulative effect of accounting change, net of income taxes of $14,200	(36,800)	(36,800)	--	36,800	(36,800)
Net earnings (loss)	$(30,210)	$(26,398)	$2,468	$23,930	$(30,210)

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of March 31, 2003
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$3,522	$1,899	$27,854	$--		$33,275
Marketable securities	2,252	--	--	--		2,252
Accounts receivable - net	4,137	76,859	142,892	--		223,888
Inventories - net	--	102,670	169,721	--		272,391
Deferred income taxes	72,887	(207)	25,596	--		98,276
Other current assets	397	20,724	24,652	--		45,773
Total current assets	83,195	201,945	390,715	--		675,855

Property, plant and equipment - net	11,986	142,793	162,191	--		316,970
Goodwill - net	--	231,604	151,774	--		383,378
Other intangible assets - net	--	--	126,595	--		126,595
Deferred income taxes	23,724	9,368	(13,455)	--		19,637
Other non-current assets	29,657	27,628	3,764	--		61,049
Equity in affiliates	1,048,164	--	--	(1,048,164)		--
Total assets	$1,196,726	$613,338	$821,584	$(1,048,164	) $	1,583,484

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$30,423	$112,101	$249,722	$--		$392,246
Current portion long-term debt	28,419	--	3,483	--		31,902
Short-term borrowings	1,200	2,839	4,014	--		8,053
Product warranties	--	17,503	13,397	--		30,900
Product liabilities	--	14,781	21,739	--		36,520
Total current liabilities	60,042	147,225	292,354	--		499,621

Non-Current Liabilities:
Long-term debt, less current portion	595,860	--	15,128	--		610,988
Pension obligations	10,242	21,778	34,369			66,389
Postretirement health and other benefit obligations	942	64,960	--	--		65,902
Intercompany payable/(receivable) - net	228,139	(203,756)	(24,383)	--		--
Other non-current liabilities	11,066	11,339	27,744	--		50,149
Total non-current liabilities	846,249	(105,679)	52,858	--		793,428

Stockholders' Equity	290,435	571,792	476,372	(1,048,164)		290,435

Total liabilities and
stockholders' equity	$1,196,726	$613,338	$821,584	$(1,048,164	) $	1,583,484

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2002
(In thousands)
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,650	$(3,982)	$29,367	$--		$28,035
Marketable securities	2,371	--	--	--		2,371
Accounts receivable - net	3,934	87,440	134,717	--		226,091
Inventories - net	--	112,425	142,793	--		255,218
Deferred income taxes	72,887	215	23,639	-		96,741
Other current assets	427	34,899	3,382	--		38,708
Total current assets	82,269	230,997	333,898	--		647,164

Property, plant and equipment - net	12,687	148,153	158,461	--		319,301
Goodwill - net	--	229,383	150,955	--		380,338
Other intangible assets - net	--	--	127,299	--		127,299
Deferred income taxes	9,931	9,731	--			19,662
Other non-current assets	34,639	8,767	39,953	--		83,359
Equity in affiliates	1,027,876	--	--	(1,027,876)		--
Total assets	$1,167,402	$627,031	$810,566	$(1,027,876	) $	1,577,123

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$20,458	$166,401	$163,456	$--		$350,315
Current portion long-term debt	28,419	--	4,909	--		33,328
Short-term borrowings	2,000	--	7,304	--		9,304
Product warranties	--	19,764	11,512	--		31,276
Product liabilities	--	15,554	20,621	--		36,175
Total current liabilities	50,877	201,719	207,802	--		460,398

Non-Current Liabilities:
Long-term debt, less current portion	609,836	209	13,502	--		623,547
Pension obligation	10,357	22,223	33,471	--		66,051
Postretirement health and other
benefit obligations	925	64,852	--	--		65,777
Intercompany payable/(receivable) - net	202,370	(346,609)	144,239	--		--
Other non-current liabilities	(2,078)	9,069	59,244	--		66,235
Total non-current liabilities	821,410	(250,256)	250,456	--		821,610

Stockholders' Equity	295,115	675,568	352,308	(1,027,876)		295,115

Total liabilities and
stockholders' equity	$1,167,402	$627,031	$810,566	$(1,027,876	) $	1,577,123

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2003
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$(6,048)	$(1,307)	$32,163	$24,808

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	--	--	--
Capital expenditures	463	(326)	(4,446)	(4,309)
Proceeds from sale of property, plant, and equipment	--	(342)	1,309	967
Sale of marketable securities	119	--	--	119
Intercompany investments	30,837	--	(30,837)	--
Net cash provided by (used for) investing activities of continuing operations	31,419	(668)	(33,974)	(3,223)
Net cash provided by (used for) investing activities of discontinued operations	--	6,989	--	6,989
Net cash provided by (used for) investing activities	31,419	6,321	(33,974)	3,766

Cash Flows from Financing:
Proceeds from long-term debt	--	--	--	--
Payments on long-term debt	(23,409)	--	1,417	(21,992)
(Payments) proceeds from revolver borrowings - net	(426)	--	(825)	(1,251)
Debt issuance costs	(662)	--	--	(662)
Exercises of stock options	--	--	--	--
Net cash provided by (used for) financing	(24,497)	--	592	(23,905)

Effect of exchange rate changes on cash	--	--	571	571

Net increase (decrease) in cash and cash equivalents	874	5,014	(648)	5,240

Balance at beginning of period	2,648	(3,115)	28,502	28,035
Balance at end of period	$3,522	$1,899	$27,854	$33,275

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2002
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$(7,614)	$16,246	$(9,653)	$(1,021)

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	--	(4,017)	(4,017)
Capital expenditures	(1,182)	(1,746)	(3,890)	(6,818)
Proceeds from sale of property, plant, and equipment	--	(3,306)	9,077	5,771
Purchase of marketable securities	(26)	--	--	(26)
Intercompany investments	(5,403)	--	5,403	--
Net cash provided by (used for) investing activities of continuing operations	(6,611)	(5,052)	6,573	(5,090)
Net cash provided by (used for) investing activities of discontinued operations	--	(55)	(117)	(172)
Net cash provided by (used for) investing activities	(6,611)	(5,107)	6,456	(5,262)

Cash Flows from Financing:
Proceeds from long-term debt	--	--	--	--
Payments on long-term debt	(451)	--	(3,614)	(4,065)
(Payments) proceeds from revolver borrowings - net	14,100	--	--	14,100
Debt issuance costs	--	--	--	--
Exercises of stock options	232	--	--	232
Net cash provided by (used for) financing	13,881	--	(3,614)	10,267

Effect of exchange rate changes on cash	--	--	(147)	(147)

Net increase (decrease) in cash and cash equivalents	(344)	11,139	(6,958)	3,837

Balance at beginning of period	4,456	141	18,984	23,581
Balance at end of period	$4,112	$11,280	$12,026	$27,418

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
	Three Months Ended March 31,
	2003	2002
Net sales:
Cranes and related products	$238,914	$129,375
Foodservice equipment	105,037	102,777
Marine	35,300	50,873
Total net sales	$379,251	$283,025
Earnings (loss) from operations:
Cranes and related products	$6,239	$12,077
Foodservice equipment	12,227	5,475
Marine	597	5,927
Corporate expense	(4,134)	(3,545)
Total	$14,929	$19,934

Earnings from operations for the three months ended March 31, 2002 of the Foodservice equipment segment includes a $3.9 million charge for the consolidation of the company's Multiplex operations into other Foodservice operations. See further detail in Note 9. "Plant Consolidation and Restructuring."

As of March 31, 2003 and December 31, 2002, the total assets by segment were as follows:
	March 31, 2003	December 31, 2002

Cranes and related products	$1,018,505	$1,022,771
Foodservice equipment	328,881	320,840
Marine	91,673	93,983
Corporate	144,425	139,529

Total	$1,583,484	$1,577,123

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Results of Operations for the Quarters Ended March 31, 2003 and 2002

There were two items that affect the comparability of performance information of the company between the periods discussed in this report. In order to make our discussion of period-to-period comparisons more meaningful, in this Management's Discussion and Analysis we from time to time discuss performance information for a period excluding the effects of these transactions. The two items were the following:

  During the first quarter of 2002 we consolidated our Multiplex operations into other of our Foodservice operations, and we recorded a pre-tax restructuring charge of $3.9 million in connection with that consolidation; and
  In the third quarter of 2002 we acquired all of the outstanding common shares of Grove Investors, Inc. (Grove).

Analysis of Net Sales

The following table presents net sales by business segment:
	Three Months Ended March 31,
	2003	2002
Net sales:
Cranes and Related Products	$238,914	$129,375
Foodservice Equipment	105,037	102,777
Marine	35,300	50,873
Total	$379,251	$283,025

In the fourth quarter of 2002 we divested of Manitowoc Boom Trucks, Inc. and in the first quarter of 2003 we divested of Femco Machine Company, Inc. We have reported the results of these operations as discontinued and have restated prior period amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior period amounts throughout this Management Discussion and Analysis have been restated to reflect the reporting of these operations as discontinued.

Consolidated net sales for the first quarter of 2003 increased approximately 34.0% to $379.3 million, from $283.0 million for the same period in 2002. A significant amount of this increase was the result of the Grove acquisition, which was completed by the company on August 8, 2002. Grove's net sales were $150.4 million for the first quarter of 2003. Excluding Grove's net sales for the first quarter of 2003, consolidated net sales decreased 19.2% compared to the first quarter of 2002. Net sales for the first quarter of 2003 continued to be affected by the continued depressed demand for crawler cranes in the U.S. market and the 44-day strike at Marinette Marine. The work stoppage was resolved on March 7, 2003, with a new four-year labor agreement.

Net sales from the Crane segment for the first quarter of 2003 increased 84.7% to $238.9 million versus the first quarter of last year. The increased sales were driven by the $150.4 million of sales during the first quarter of 2003 from Grove. Excluding Grove's net sales for the first quarter of 2003, Crane segment net sales decreased 31.6% compared to the first quarter of 2002. Crane sales were impacted by very slow demand for U.S. crawler cranes. In addition, global demand for cranes remains weak due to low non-residential construction activity and deferrals in spending for power plant renovation. Following two years of double digit declines in sales, the worldwide crawler crane market is expected to decline further this year, possibly more than 25%. Both the mobile telescopic and tower crane categories are expected to decline between 5 and 10 % worldwide. Crane segment backlog was $202.1 million at March 31, 2003 compared to $133.8 million at December 31, 2002.

Net sales from the Foodservice segment increased 2.2% to $105.0 million in the first quarter of 2003 versus the first quarter of 2002, despite continuing difficulties in the quick-service and hospitality markets, as product innovations helped to improve penetration in the replacement markets. During the first quarter of 2003 our ice business shipments increased while industry shipments decreased.

Net sales from our Marine segment decreased 30.6% in the first quarter of 2003 versus the first quarter of 2002, the result of the strike at Marinette Marine. The strike ended on March 7, 2003 after reaching an agreement with the union. Two weeks later, Marinette Marine's productivity was back to normal levels. In addition, we expected a full slate of repair work during the first quarter of 2003. The majority of the ships that had planned to dock with us did so, with the exception of three ships owned by one of our customers. That customer postponed the scheduled repair work due to economic conditions. Despite this, our repair season was slightly up compared to 2002. The Marine segment backlog extends into 2005, and the segment is actively pursuing new business that includes homeland defense and security initiatives, compliance initiatives under the Oil Pollution Act of 1990, and an active dredging market.

Analysis of Operating Earnings

The following table presents operating income by business segment:
	Three Months Ended March 31,
	2003	2002
Earnings (loss) from operations:
Cranes and related products	$6,239	$12,077
Foodservice equipment	12,227	5,475
Marine	597	5,927
Corporate expense	(4,134)	(3,545)
Total	$14,929	$19,934

Consolidated operating earnings for the first quarter of 2003 were $14.9 million, a decrease of 25.1% versus the first quarter of 2002. Included in operating earnings for the first quarter of 2003 is $2.7 million of operating earnings from Grove. This decrease is primarily the result of reduced operating earnings at other Crane business units and the Marine segment and higher corporate expenses, offset by improved operating earnings in the Foodservice segment.

Consolidated gross margin in 2003 was impacted by the following items: (i) the loss of our ability to spread fixed costs over a broader base of gross revenue in crawler cranes due to the decline in sales (referred to as lost absorption); (ii) a shift in product mix towards smaller mobile hydraulic cranes; (iii) price competition in the crane segment, particularly in Europe; (iv) historically lower gross margins from the Grove product line; and (v) the strike at Marinette Marine.

Engineering, selling and administrative expenses increased $20.2 million for the three months ended March 31, 2003 compared to the same period in 2002. This increase is primarily the result of the acquisition of Grove and higher corporate expenses. The increase in corporate expenses is the result of growth from acquisition and corporate assumption of certain staff responsibilities previously handled by acquired companies.

Operating earnings in the Crane segment decreased 48.3% to $6.2 million during the first quarter of 2003 compared to the first quarter of 2002. The decrease in operating earnings of the Crane segment was primarily due to lost absorption in crawler cranes and a shift in product mix towards smaller mobile hydraulic cranes. In addition, the price competition in certain areas and historical Grove margins discussed above reduced operating earnings in the first quarter of 2003 compared to the first quarter of 2002. Our worldwide integration and reorganization efforts are proceeding as planned. We have identified an additional $10 million in savings that we expect to achieve by year-end in addition to the $20 million target announced during the assimilation process.

Operating earnings in the Foodservice segment increased 123.3% to $12.2 million during the first quarter of 2003 compared to the first quarter of 2002. During the first quarter of 2002, we recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of our Multiplex operations into other of our Foodservice operations. These actions were taken in an effort to streamline our cost structure and utilize available capacity. We estimate annual cost savings of approximately $2.7 million as a result of this consolidation. The charge included $2.8 million to write-down the building and land, which are available for sale, to estimated fair market value less cost to sell, $0.7 million related to the write-down of certain equipment, and $0.4 million related to severance and other employee related costs. All of the charge was paid or utilized by December 31, 2002. Excluding the $3.9 million charge, Foodservice segment operating earnings increased 30.4% compared to the first quarter of 2002. In addition, the increase is due to modest revenue growth, ongoing cost improvements, new product development, and improved performance by Diversified Refrigeration, Inc. (DRI), our private-label contract manufacturing operation.

The strike at Marinette Marine was the principle factor that caused the Marine segment operating earnings to drop 89.9% to $0.6 million in the first quarter of 2003 compared to $5.9 million in the first quarter of 2002.

Analysis of Non-Operating Income Statement Items

Interest expense increased $4.0 million for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. This increase is due to additional interest expense related to the 10 1/2% Senior Subordinated Notes due 2012, which were issued in August 2002 to complete the Grove acquisition, and additional amortization of debt issue costs related to these Notes. The weighted-average interest rate paid on all outstanding debt as of March 31, 2003 was 7.02%.

The effective tax rate for the first quarter of 2003 was 34.0% compared to 39.0% in the first quarter of 2002. The effective rate for first quarter of 2003 approximated the combined domestic federal and state statutory rate reduced by lower foreign effective rates. The lower effective rate in the first quarter of 2003 compared to the first quarter of 2002 reflects the benefits of our global tax planning initiatives in the fourth quarter of 2002 and first quarter of 2003.

As a result of the above, earnings from continuing operations were $0.2 million for the first quarter of 2003 compared to $6.1 million for the first quarter of 2002.

Discontinued operations for the first quarter of 2003 include the results of operations of Femco Machine Company, Inc. (Femco) through the date of sale. Discontinued operations for the first quarter of 2002 include the results of operations of Femco and Manitowoc Boom Trucks, Inc. (Manitowoc Boom Trucks).

On December 17, 2002, we entered into an agreement with Quantum Heavy Equipment, LLC to sell all of the outstanding stock of Manitowoc Boom Trucks. The Department of Justice approved the sale on December 30, 2002, and it was completed on December 31, 2002. Cash proceeds from the sale of Manitowoc Boom Trucks, a business in the Crane segment, were approximately $13.2 million, which is subject to post-closing adjustments. The disposition represents a discontinued operation under SFAS No. 144. Accordingly, results of Manitowoc Boom Trucks have been classified as discontinued, and prior periods have been restated. The financial results of the company for the three months ended March 31, 2003 does not include any results of Manitowoc Boom Trucks.

On February 14, 2003, we finalized the sale of Femco, a business in our Crane segment engaged in aftermarket sales of replacement parts and industrial repair, to a group of private investors led by the current Femco management and its employees. After the Grove acquisition, it was determined that Femco was not a core business to the Crane segment. Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.5 million ($0.3 million net of tax). The disposition of Femco represents a discontinued operation under SFAS No. 144. Results of Femco have been classified as discontinued, and the results for the three months ended March 31, 2003 have been restated accordingly.

Financial Condition

First Quarter of 2003

During the quarter, cash and cash equivalents increased $5.2 million to $33.3 million at March 31, 2003. Cash flows from continuing operations for the quarter ended March 31, 2003 were $25.1 million. Historically, the first quarter has not been a strong generating cash flow quarter due to the seasonality of our businesses. During the quarter the most significant providers of cash were an increase in accounts payable and other accrued expenses and a $9.0 million tax refund, while receivables remained relatively flat compared to a $27.8 million use of cash in the first quarter of 2002. Inventories were a $19.4 million use of cash for the first quarter of 2003. This is primarily due to increased production within the Crane and Foodservice segments in the first quarter of each year. These businesses typically increase activity compared to lower volumes in the fourth quarter in preparation for the higher volume second and third quarters.

In addition, the company received approximately $7.0 million of cash from the sale of Femco during the first quarter of 2003. These cash proceeds are reported in the discontinued operations section of the cash flow from investing activities.

As a result of the strong cash flow from operations and the cash proceeds received from the sale of Femco, we paid down approximately $23.2 million of debt during the first quarter of 2003.

First Quarter of 2002

During the quarter, cash and cash equivalents increased $3.8 million to $27.4 million at March 31, 2002. Cash flows from continuing operations were $2.7 million for the first three months of 2002. The most significant uses of cash during the quarter related to increases in accounts receivable and inventories of $27.8 million and $10.0 million, respectively. This was offset by an increase in accounts payable and accrued expenses of $26.3 million during the quarter. The increases in accounts receivable and inventories during the quarter were related to the seasonal increase in activity in each of the company's segments.

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, and dividends. The primary sources of cash for each of these are cash flow from continuing operations and borrowings under our Senior Credit Facility. We had $93.0 million of unused availability under the terms of the Revolving Credit portion of our Senior Credit Facility at March 31, 2003.

Our debt at March 31, 2003 consisted primarily of our Senior Credit Facility, our Senior Subordinated Notes due 2011 and our Senior Subordinated Notes due 2012.

At March 31, 2003, the Senior Credit Facility consisted of Term Loan A and Term Loan B facilities totaling $255.0 million and $1.2 million outstanding under the Revolving Credit portion. As a result of prepayments made, Term Loan A requires no additional principal payments during 2003. Term Loan B requires quarterly principal payments of $0.4 million through March 2006 and $33.3 million from June 2006 through May 2007. Substantially all our domestic tangible and intangible assets are pledged as collateral under the Senior Credit Facility.

Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the Senior Credit Facility. The weighted-average interest rates for Term Loan A, Term Loan B, and the Revolving Credit Facility were 3.96%, 4.27%, and 5.88%, respectively, at March 31, 2003. The annual commitment fee in effect on the unused portion of our Revolving Credit Facility at March 31, 2003 was 0.5%.

We had outstanding at March 31, 2003, 175 million Euro ($189.0 million) of 10 3/8% Senior Subordinated Notes due 2011. The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our senior debt, are equal in rank to our 10 1/2 % Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on these Senior Subordinated Notes is payable semiannually in May and November each year. These notes can be redeemed by us in whole or in part for a premium after May 15, 2006. In addition, we may redeem for a premium, at any time prior to May 15, 2004, up to 35% of the face amount of these Senior Subordinated Notes with the proceeds of one or more equity offerings.

We also had outstanding at March 31, 2003, $175 million of 10 1/2% Senior Subordinated Notes due 2012. The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our senior debt, are equal in rank to our 10 3/8% Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company's domestic subsidiaries. Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year, commencing February 1, 2003. These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007. In addition, we may redeem for a premium, at any time prior to August 1, 2005, up to 35% of the face amount of these Senior Subordinated Notes with the proceeds of one or more equity offerings.

The Senior Credit Facility and the Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants. In general, the covenants contained in the Senior Credit Facility are more restrictive than those of the Senior Subordinated Notes due 2011 and 2012. Among other restrictions, these covenants require us to meet specified financial tests, including minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios which become more restrictive over time. These covenants also limit our ability to redeem or repurchase the Senior Subordinated Notes due 2011 and 2012, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures. The Senior Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in a default under the Senior Credit Facility. At March 31, 2003, we were in compliance with all of our covenants.

Acquisitions

On August 8, 2002 the company acquired all of the outstanding common shares of Grove Investors, Inc. (Grove). The results of Grove's operations have been included in the Consolidated Statement of Earnings since that date. Grove is a leading provider of mobile telescopic cranes, truck-mounted cranes, and aerial work platforms for the global market. Grove's products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal, and military end users. Grove's products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift, and National Crane.

The Company views Grove as a strategic fit with its crane business for a number of reasons. Grove is a global leader in the mobile telescopic crane industry, specifically in all-terrain and rough-terrain mobile telescopic cranes. The company did not offer these types of cranes, so Grove filled this void in the company's product offering. Coupled with the company's recent entrance into the tower crane product line with the acquisition of Potain, Grove enables the company to offer customers three major crane categories, namely crawler cranes, tower cranes and mobile telescopic cranes. With the addition of Grove, the company is able to offer customers equipment and lifting solutions for virtually every construction application. The company also believes that the combination of the two companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in its world wide distribution and service network.

The aggregate purchase price paid for Grove was $277.8 million. This includes the issuance of $70.0 million of the company's common stock, the assumption of $202.4 million of Grove debt outstanding as of August 8, 2002, and direct acquisition costs of $5.4 million. In exchange for the outstanding shares of Grove common stock, the company issued approximately 2.2 million shares of the company's common stock out of treasury with an average market price of $32.34 per share. The number of shares issued at the close of the transaction was calculated based on the average closing price of the company's common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction. In addition, the company assumed all of Grove's outstanding liabilities, contingencies and commitments (approximately $464.2 million including the outstanding debt). Substantially all of the assumed debt was refinanced.

On April 8, 2002 the company purchased the remaining 50% interest in its joint venture Manitowoc Foodservice Europe (f/k/a Fabbrica Apparecchiature per la Produzione del Ghiaccio Srl), a manufacturer of ice machines based in Italy. The aggregate cash consideration paid by the company for the remaining interest was $3.4 million and resulted in $1.9 million of additional goodwill. The $1.9 million of goodwill was included in the Foodservice segment and is not expected to be deductible for tax purposes.

Recent Accounting Changes and Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS No. 143 establish accounting standards for the recognition and measurement of an asset retirement obligation. This statement was effective for us beginning January 1, 2003, and did not have a material effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002," which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 was effective for us beginning January 1, 2003. The adoption of SFAS No. 145 will result in us reclassifying our 2001 loss on early extinguishment of debt from an extraordinary item to a component of earnings from continuing operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than up front. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Effective January 1, 2003, we adopted the initial recognition and measurement provisions of FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN No. 45 did not have a material impact on the company's financial statements.

Critical Accounting Policies

The company's critical accounting policies have not materially changed since the 2002 Form 10-K was filed.

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

Cranes and Related Products - market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; growth in world demand for our crane product offering; the replacement cycle of technologically obsolete cranes; demand for used equipment in developing countries; and foreign exchange rate risk.

Foodservice Equipment - market acceptance of new and innovative products; demographic information affecting two-income families and general population growth; household income; weather; consolidations within restaurant and foodservice equipment industries; global expansion of customers; actions of competitors; the commercial ice-cube machine replacement cycle in the United States; specialty foodservice market growth; future strength of the beverage industry; new product introductions; and the demand for quickservice restaurants and kiosks.

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

Corporate (including factors that may affect all three segments) - changes in laws and regulations throughout the world; the ability to finance, complete and successfully integrate acquisitions, strategic alliances and joint ventures; competitive pricing; changes in domestic and international economic and industry conditions; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations; worldwide political risk; health epidemics; pressure of additional financing leverage resulting from acquisitions; and success in increasing manufacturing efficiencies.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company's market risk disclosures have not materially changed since the 2002 Form 10-K was filed. The company's quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13d-14(c) and 15d - 14(c) under the Securities Exchange Act of 1934) designed to provide reasonable assurance that material information about the company is made known to the officers certifying this report, and accordingly is reflected in our SEC reports, including this report. Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Change in Internal Controls

There have been no significant changes in our internal controls (which are designed to provide reasonable assurance as to the reliability of our published financial statements) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 7, 2003, the company filed its annual Proxy Statement for its Annual Meeting of Shareholders, which will be held on May 6, 2003. As discussed in the Proxy Statement, two matters of business are scheduled to be voted upon by stockholders at the meeting:

  The election of four directors; and

  The approval of the proposed 2003 Incentive Stock and Awards Plan.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: See exhibit index following the certifications of this Report, which is incorporated herein by reference.

(b)  Reports on Form 8-K: The company filed the following Current Reports on Form 8-K during the quarter ended      March 31, 2003:

  Form 8-K dated February 4, 2003, to announce: (a) earnings for the forth quarter and year ended December 31, 2002; (b) status of a work stoppage by union employees at Marinette Marine Corporation and the status of negotiations with the union; and (c) the amendment and waiver to the company's credit agreement dated May 9, 2001.

  Form 8-K dated February 21, 2003, to announce the appointment of Keith D. Nosbusch to its board of directors.

  Form 8-K dated March 7, 2003, to announce the ratification of a new contract and the end of the work stoppage by union employees at Marinette Marine Corporation.

  Form 8-K dated March 25, 2003, to announce preliminary first quarter 2003 results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003	The Manitowoc Company, Inc.
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

CERTIFICATIONS

Certification of Principal Executive Officer

I, Terry D. Growcock, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of The Manitowoc Company, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

     a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

Certification of Principal Financial Officer

I, Timothy M. Wood, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of The Manitowoc Company, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

     a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Timothy M. Wood
Timothy M. Wood
Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
March 31, 2003

Exhibit No.*	Description	Filed Herewith

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X

*  Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.