Form 10-K/A
period 2002-12-31
MANITOWOC CO INC
filed 2003-05-20
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

The Registrant hereby amends Exhibit 23.1, Consent of PricewaterhouseCoopers LLP, the company's independent accountants, of the Form 10-K/A No. 1 dated May 12, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated: May 20, 2003

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

/s/ Timothy M. Wood
Timothy M. Wood
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:
/s/ Terry D. Growcock	May 20, 2003
Terry D. Growcock, Chairman & CEO, Director

/s/ Timothy M. Wood	May 20, 2003
Timothy M. Wood, Vice President & CFO

/s/ Gilbert F. Rankin Jr.	May 20, 2003
Gilbert F. Rankin, Jr., Director

/s/ Keith D. Nosbusch	May 20, 2003
Keith D. Nosbusch, Director

/s/ Dean H. Anderson	May 20, 2003
Dean H. Anderson, Director

/s/ Robert S. Throop	May 20, 2003
Robert S. Throop, Director

/s/ Robert C. Stift	May 20, 2003
Robert C. Stift, Director

/s/ James L. Packard	May 20, 2003
James L. Packard, Director

/s/ Daniel W. Duval	May 20, 2003
Daniel W. Duval, Director

/s/ Virgis W. Colbert	May 20, 2003
Virgis W. Colbert, Director

CERTIFICATIONS

Certification of Principal Executive Officer

I, Terry D. Growcock, certify that:

1.   I have reviewed this annual report on Form 10-K/A (Amendment No. 2) of The Manitowoc Company, Inc.;

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

Date: May 20, 2003

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer - Principal
Executive Officer

Certification of Principal Financial Officer

I, Timothy M. Wood, certify that:

1.   I have reviewed this annual report on Form 10-K/A (Amendment No. 2) of The Manitowoc Company, Inc.;

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

Date: May 20, 2003

/s/ Timothy M. Wood
Timothy M. Wood
Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
ANNUAL REPORT ON FORM 10-K/A (Amendment No. 2)
FOR THE YEAR ENDED DECEMBER 31, 2002
INDEX TO EXHIBITS
Exhibit No.	Description	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP, the company's independent accountants	X
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X