Form 10-Q
period 2003-06-30
MANITOWOC CO INC
filed 2003-08-14
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
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

The number of shares outstanding of the Registrant's common stock, $.01 par value, as of June 30, 2003, the most recent practicable date, was 26,417,235.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands, except per-share and average shares data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$433,700	$328,275	$812,951	$611,300

Costs and expenses:
Cost of sales	338,338	239,917	638,459	455,201
Engineering, selling and administrative expenses	67,855	44,073	131,351	87,393
Amortization expense	733	465	1,438	1,052
Goodwill impairment	4,900	--	4,900	--
Restructuring costs	4,178	--	4,178	--
Plant consolidation costs	--	--	--	3,900
Total costs and expenses	416,004	284,455	780,326	547,546

Earnings from operations	17,696	43,820	32,625	63,754

Other expense:
Interest expense	(15,322)	(11,344)	(29,960)	(21,956)
Other income (expense), net	62	(265)	95	437
Total other expense	(15,260)	(11,609)	(29,865)	(21,519)

Earnings from continuing operations before taxes on income	2,436	32,211	2,760	42,235

Provision for taxes on income	718	12,561	828	16,471

Earnings from continuing operations	1,718	19,650	1,932	25,764
Discontinued operations:
Earnings from discontinued operations, net of income taxes of $277, $16 and $581, respectively	--	431	31	907
Loss on sale of discontinued operations, net of income taxes of $179 and $30, respectively	(405)	--	(115)	--
Cumulative effect of accounting change, net of income taxes of $14,200	--	--	--	(36,800)
Net earnings (loss)	$1,313	$20,081	$1,848	$(10,129)

Basic earnings per share:
Earnings from continuing operations	$0.06	$0.81	$0.07	$1.06
Earnings from discontinued operations, net of income taxes	--	0.02	0.00	0.04
Loss on sale of discontinued operations, net of income taxes	(0.02)	--	0.00	--
Cumulative effect of accounting change, net of income taxes	--	--	--	(1.51)
Net earnings (loss)	$0.05	$0.83	$0.07	$(0.42)

Diluted earnings per share:
Earnings from continuing operations	$0.06	$0.79	$0.07	$1.04
Earnings from discontinued operations, net of income taxes	--	0.02	0.00	0.04
Loss on sale of discontinued operations, net of income taxes	(0.02)	--	0.00	--
Cumulative effect of accounting change, net of income taxes	--	--	--	(1.48)
Net earnings (loss)	$0.05	$0.81	$0.07	$(0.41)

Weighted average shares outstanding - basic	26,544,501	24,319,218	26,543,320	24,301,538
Weighted average shares outstanding - diluted	26,628,261	24,892,423	26,603,182	24,835,171

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of June 30, 2003 and December 31, 2002
(In thousands, except share data)

Assets	June 30, 2003 (Unaudited)	December 31, 2002
Current Assets:
Cash and cash equivalents	$24,322	$28,035
Marketable securities	2,252	2,371
Accounts receivable, less allowances of $30,097 and $43,156	269,327	226,091
Inventories - net	282,419	255,218
Deferred income taxes	101,151	96,741
Other current assets	51,773	38,708
Total current assets	731,244	647,164

Property, plant and equipment - net	314,293	319,301
Goodwill - net	394,910	380,338
Other intangible assets - net	125,861	127,299
Deferred income taxes	19,637	19,662
Other non-current assets	66,037	83,359
Total assets	$1,651,982	$1,577,123

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$427,365	$350,315
Current portion of long-term debt	32,531	33,328
Short-term borrowings	7,485	9,304
Product warranties	32,578	31,276
Product liabilities	34,588	36,175
Total current liabilities	534,547	460,398

Non-Current Liabilities:
Long-term debt, less current portion	622,896	623,547
Pension obligations	66,741	66,051
Postretirement health and other benefit obligations	68,804	65,777
Other non-current liabilities	53,434	66,235
Total non-current liabilities	811,875	821,610
Commitments and contingencies (Note 6)
Stockholders' Equity:
Common stock (36,746,482 shares issued, 26,417,235 and 26,412,735 shares outstanding, respectively)	367	367
Additional paid-in capital	81,268	81,230
Accumulated other comprehensive loss	(15,195)	(23,574)
Unearned compensation	(469)	(609)
Retained earnings	346,538	344,689
Treasury stock, at cost
(10,354,062 and 10,358,562 shares, respectively)	(106,949)	(106,988)
Total stockholders' equity	305,560	295,115
Total liabilities and stockholders' equity	$1,651,982	$1,577,123

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operations:
Net earnings (loss)	$1,848	$(10,129)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	84	(907)
Depreciation	23,042	11,554
Amortization of intangible assets	1,438	1,052
Amortization of deferred financing fees	2,204	1,920
Goodwill impairment	4,900	--
Deferred income taxes	(2,544)	436
Cumulative effect of accounting change, net of income taxes	--	36,800
Plant consolidation and restructuring costs	4,178	3,900
Gain on sale of property, plant and equipment	(636)	(1,225)
Changes in operating assets and liabilities, excluding
effects of business acquisitions and divestitures:
Accounts receivable	(31,566)	(76,540)
Inventories	(14,517)	(21,414)
Other assets	1,821	(2,970)
Accounts payable	25,107	47,861
Other liabilities	8,174	15,519
Net cash provided by operating activities of continuing operations	23,533	5,857
Net cash provided by (used for) operating activities of discontinued operations	503	(4,090)
Net cash provided by operating activities	24,036	1,767

Cash Flows from Investing:
Business acquisitions, net of cash acquired	--	(7,388)
Capital expenditures	(11,145)	(12,787)
Proceeds from sale of property, plant and equipment	4,974	7,015
Sale (purchase) of marketable securities	119	(47)
Net cash used for investing activities of continuing operations	(6,052)	(13,207)
Net cash provided by (used for) investing activities of discontinued operations	6,989	(288)
Net cash provided by (used for) investing activities	937	(13,495)

Cash Flows from Financing:
Payments on long-term debt	(26,274)	(16,719)
(Payments) proceeds from revolver borrowings - net	(2,000)	26,239
Debt issuance costs	(742)	--
Exercises of stock options	78	1,976
Net cash provided by (used for) financing	(28,938)	11,496

Effect of exchange rate changes on cash	252	887

Net increase (decrease) in cash and cash equivalents	(3,713)	655

Balance at beginning of period	28,035	23,581
Balance at end of period	$24,322	$24,236

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net earnings (loss)	$1,313	$20,081	$1,848	$(10,129)
Other comprehensive income (loss):
Derivative instrument fair market value adjustment - net of income taxes	601	(226)	762	370
Foreign currency translation adjustments	13,063	(9,866)	7,617	(9,987)

Total other comprehensive income (loss)	13,664	(10,092)	8,379	(9,617)

Comprehensive income (loss)	$14,977	$9,989	$10,227	$(19,746)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2003 and 2002

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 and the financial position at June 30, 2003. The interim results are not necessarily indicative of results for a full year and do not contain information included in the company's annual consolidated financial statements and notes for the year ended December 31, 2002. The consolidated balance sheet as of December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Acquisitions

2002

On August 8, 2002 the company acquired all of the outstanding common shares of Grove Investors, Inc. (Grove). The results of Grove's operations have been included in the Consolidated Statement of Operations since that date. Grove is a leading provider of mobile telescopic cranes, truck-mounted cranes, and aerial work platforms for the global market. Grove's products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal, and military end users. Grove's products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift, and National Crane.

The company views Grove as a strategic fit with its crane business for a number of reasons. Grove is a global leader in the mobile telescopic crane industry, specifically in all-terrain and rough-terrain mobile telescopic cranes. The company did not offer these types of cranes, so Grove filled this void in the company's product offering. Coupled with the company's recent entrance into the tower crane product line with the acquisition of Potain in 2001, Grove enables the company to offer customers four major crane categories, namely crawler cranes, tower cranes, mobile telescopic cranes and boom trucks. With the addition of Grove, the company is able to offer customers equipment and lifting solutions for virtually every construction application. The company also believes that the combination of the two companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in its worldwide distribution and service network.

The aggregate purchase price paid for Grove was $277.8 million. This includes the issuance of $70.0 million of the company's common stock, the assumption of $202.4 million of Grove debt outstanding as of August 8, 2002, and direct acquisition costs of $5.4 million. In exchange for the outstanding shares of Grove common stock, the company issued approximately 2.2 million shares of the company's common stock out of treasury with an average market price of $32.34 per share. The number of shares issued at the close of the transaction was calculated based on the average closing price of the company's common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction. In addition, the company assumed all of Grove's outstanding liabilities, contingencies and commitments (approximately $479.3 million including the outstanding debt). Substantially all of the assumed debt was refinanced.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

August 8, 2002
Current assets	$323,853
Property, plant and equipment	116,734
Goodwill	51,359
Other intangible assets	45,000
Other long-term assets	17,772
Total assets acquired	554,718
Current liabilities, excluding current debt	129,221
Debt	202,420
Other long-term liabilities	147,638
Total liabilities assumed	479,279
Net assets acquired	$75,439

Total current assets of $323.9 million includes cash acquired of $13.8 million. The purchase consideration paid in excess of the fair values of the assets acquired and liabilities assumed was allocated first to the identifiable intangible assets with the remaining excess accounted for as goodwill. The company obtained third party valuations of certain tangible and identifiable intangible assets. Based upon the appraisal report of identifiable intangible assets, the allocation was as follows: $26.0 million to trademarks and tradenames with an indefinite life; $11.9 million to an in-place distributor network with an indefinite life; $7.1 million to patents with a weighted-average 10-year life; and the remaining $51.4 million to goodwill. The $51.4 million of goodwill is included in the Crane segment. None of that amount is deductible for tax purposes. The company also obtained third party valuations of the fair value of inventory and property, plant and equipment acquired. Based upon the appraisal reports of these assets, the company increased the value of inventory and property, plant and equipment by $3.3 million and $1.1 million, respectively. The $3.3 million fair value adjustment to inventory was charged to cost of goods sold during the fourth quarter of 2002 as the related inventory items were sold. The $1.1 million fair value adjustment to property, plant and equipment is being depreciated over the estimated remaining useful lives of the property, plant and equipment.

During the second quarter of 2003 the company recorded $18.4 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet. The purchase accounting adjustments relate to the following: $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania (see further detail in Note 9. "Plant Consolidation and Restructuring"); $2.1 million, $0.5 million and $0.3 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related costs for headcount reductions at the Grove facilities in Europe (see further detail in Note 9. "Plant Consolidation and Restructuring"); and $2.2 million for other purchase accounting related items.

During 2002 the company also completed certain restructuring and integration activities relating to the Grove acquisition. The company recorded a charge totaling $12.1 million related to these restructuring and integration activities during 2002. Of this amount $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during the fourth quarter of 2002. The $4.4 million recorded in the opening balance sheet related to severance and other employee related costs for headcount reductions at Grove facilities. See further detail in Note 9. "Plant Consolidation and Restructuring."

The following unaudited pro forma financial information for the three and six months ended June 30, 2002 assumes the 2002 acquisition of Grove occurred as of January 1, 2002.

On April 8, 2002 the company purchased the remaining 50% interest in its joint venture Manitowoc Foodservice Europe (f/k/a Fabbrica Apparecchiature per la Produzione del Ghiaccio Srl), a manufacturer of ice machines based in Italy. The aggregate cash consideration paid by the company for the remaining interest was $3.4 million and resulted in $2.6 million of additional goodwill. The $2.6 million of goodwill is included in the Foodservice segment and is not deductible for tax purposes. During the second quarter of 2003 the company recorded $0.7 million of purchase accounting adjustments to the April 8, 2002 opening balance sheet.

3. Discontinued Operations

In connection with the Grove acquisition, the United States Department of Justice raised concerns about a possible reduction in competition in the United States boom truck market that could result from the acquisition. In order to address these concerns, the company and Grove agreed with the Department of Justice that, following the completion of the Grove acquisition, the company would divest of either Manitowoc Boom Trucks, Inc. (Manitowoc Boom Trucks) or National Crane Corporation (Grove's boom truck business). On December 17, 2002, the Company entered into an agreement with Quantum Heavy Equipment, LLC (Quantum) to sell all of the outstanding stock of Manitowoc Boom Trucks. The Department of Justice approved the sale on December 30, 2002, and it was completed on December 31, 2002.

Cash proceeds from the sale of Manitowoc Boom Trucks, a business in the Crane segment, were approximately $13.2 million, subject to post-closing adjustments, and resulted in a loss on sale of approximately $32.9 million ($23.3 million net of tax) in the fourth quarter of 2002. The disposition represents a discontinued operation under Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of Manitowoc Boom Trucks have been classified as discontinued for the three and six months ended June 30, 2002.

During the second quarter of 2003, the company and Quantum agreed in principle to a final post-closing adjustment for the sale of Manitowoc Boom Trucks. The agreement, once final, will result in the company paying $4.7 million to Quantum. Payment of the final post-closing adjustment is expected in the third quarter of 2003. This payment is largely the result of reduction in working capital of Manitowoc Boom Trucks from September 30, 2002 to December 31, 2002 for which the company already received the cash. The agreement resulted in the company recording an additional charge for the sale of Manitowoc Boom Trucks of approximately $0.6 million ($0.4 million net of tax) during the second quarter of 2003. This charge is recorded in loss on sale of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

The following selected financial data of Manitowoc Boom Trucks for the three and six months ended June 30, 2003 and 2002 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no general corporate expenses or interest expense allocated to discontinued operations during the periods.

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Net sales	$--	$12,849	$--	$26,298

Pretax earnings from discontinued operations	$--	$363	$--	$715
Pretax loss on disposal	(584)	--	(584)	--
Provision (benefit) for taxes on income	(179)	142	(179)	279
Net earnings (loss) from discontinued operations	$(405)	$221	$(405)	$436

On February 14, 2003, the company finalized the sale of Femco Machine Company, Inc. (Femco), the Crane segment's crane and excavator aftermarket replacement parts and industrial repair business, to a group of private investors led by the current Femco management and its employees. After the Grove acquisition, it was determined that Femco was not a core business to the Crane segment. Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of tax). The disposition of Femco represents a discontinued operation under SFAS No. 144. Results of Femco have been classified as discontinued, and the results for the three and six months ended June 30, 2002 have been restated to exclude the results of Femco. The financial results of the company for the three months ended June 30, 2003 does not include any results of Femco. During December 2002, the company recorded a $3.4 million ($2.1 million net of tax) charge related to the decision to sell Femco. Of the charge, $2.2 million related to recording the net assets of Femco at estimated fair value less cost to sell. In addition, the company performed an impairment analysis of the Femco goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and determined that the entire $1.2 million of goodwill was impaired. The $3.4 million charge was recorded in discontinued operations in accordance with SFAS No. 144.

The following selected financial data of Femco for the period from January 1, 2003 through February 14, 2003 and the three and six months ended June 30, 2002 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no general corporate expenses or interest expense allocated to discontinued operations during any period.
	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Net sales	$5,081	$2,178	$9,952

Pretax earnings from discontinued operations	$345	$47	$773
Pretax gain on disposal	--	439	--
Provision for taxes on income	135	165	302
Net earnings from discontinued operations	$210	$321	$471

4.  Inventories

The components of inventory at June 30, 2003 and December 31, 2002 are summarized as follows:

	June 30, 2003	December 31, 2002
Components:
Raw materials	$90,653	$77,029
Work-in-process	81,472	87,253
Finished goods	129,336	109,560

Total inventories at FIFO costs	301,461	273,842

Excess of FIFO costs over LIFO value	(19,042)	(18,624)

Total inventories	$282,419	$255,218

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 93% and 86% of total inventory at June 30, 2003 and December 31, 2002, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

5. Stock-Based Compensation

The company accounts for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in earnings, as all option grants under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. During the six months ended June 2003, the company recognized approximately $0.1 million of compensation expense related to restricted stock which was issued during 2002. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock based employee compensation for the three and six months ended June 30, 2003 and 2002.
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reported net earnings (loss)	$1,313	$20,081	$1,848	$(10,129)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of income taxes	(1,813)	(823)	(3,252)	(1,531)
Pro forma net earnings (loss)	$(500)	$19,258	$(1,404)	$(11,660)
Earnings (loss) per share:
Basic - as reported	$0.05	$0.83	$0.07	$(0.42)
Basic - pro forma	$(0.02)	$0.79	$(0.05)	$(0.48)
Diluted - as reported	$0.05	$0.81	$0.07	$(0.41)
Diluted - pro forma	$(0.02)	$0.77	$(0.05)	$(0.47)

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" was issued. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The company has adopted the disclosure provisions of SFAS No. 148. The company continues to evaluate the effect of a voluntary change in accounting to the fair value method, but has not adopted the change in accounting as of June 30, 2003.

During the annual shareholder meeting held on May 6, 2003, the shareholders of the company's common stock approved the adoption of The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan (the "2003 Stock Plan"). The 2003 Stock Plan provides for both short-term and long-term incentive awards. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, or performance share awards. The total number of shares of the company's common stock available for awards under the 2003 Stock Plan will be 3.0 million shares subject to adjustments for stock splits, stock dividends and certain other transactions or events. There have been no awards granted under the 2003 Stock Plan as of June 30, 2003.

6.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. Recent estimates indicate that the total costs to clean up this site are approximately $30 million. However the ultimate allocations of cost for this site are not yet final. Although liability is joint and several, the company's share of liability is estimated to be 11% of the total cost. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter. The amounts the company has spent each year through June 30, 2003 to comply with its portion of the cleanup costs have not been material. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company's remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at June 30, 2003 is $0.8 million. Based on the size of the company's current allocation of liability at this site, the existence of other viable potentially responsible parties and current reserves, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of June 30, 2003, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. Prior to October 1, 2002, the company's retention levels were $0.1 million per occurrence for Potain crane products; $1.0 million per occurrence for all other crane products (except for Grove); $1.0 million per occurrence for Foodservice products during 1990 to 1996; and $0.1 million per occurrence for Foodservice products during 1997 to present. Prior to the acquisition, a former owner of Grove purchased an insurance policy which effectively indemnified Grove against claims arising prior to October 1, 1997, up to an aggregate loss limit of $85.0 million. Beginning October 1, 1997, Grove's insurance included self-insurance retention levels of $2.0 million per occurrence with an aggregate loss limit of $15.0 million per year for 1997 through 2000 and self-insurance retention levels of $3.0 million per occurrence with an aggregate loss limit of $15.0 million per year for 2000 through October 2002. Effective October 1, 2002, the company adjusted its self-insurance retention limits for all United States crane product liability claims, including Grove, to $2.0 million per occurrence with an aggregate loss limit of $15.0 million per year (before excess umbrella coverage). All non-United States crane product liability claims (other than Potain) are fully insured or reserved with a small deductible payable by the company. The Potain and Foodservice self-insurance retention levels remained consistent. Prior to October 1, 2002, the insurer's annual contribution is limited to $25 million for Marine businesses, $25 million (1997-1998) and $50 million (1998-October 1, 2002) for Foodservice and Crane (other than Grove) businesses, and $100 million for Grove. Effective October 1, 2002, the company adjusted the insurer's annual contribution limit to $100 million for all Foodservice and Crane businesses, whereas the insurer's annual contribution limit for Marine cases remained at $25 million.

Product liability reserves in the Consolidated Balance Sheet at June 30, 2003 were $34.6 million; $11.7 million reserved specifically for cases and $22.9 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company's experience in defending product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.

At June 30, 2003 and December 31, 2002, the company had reserved $40.2 million and $38.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently a material warranty issue can arise which is beyond the scope of the company's historical experience.

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

At June 30, 2003 the company is contingently liable under open standby letters of credit issued by the company's bank in favor of third parties totaling $24.3 million primarily related to business in the Marine segment.

7.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Basic weighted average common shares outstanding	26,544,501	24,319,218	26,543,320	24,301,538
Effect of dilutive securities - stock options	83,760	573,205	59,862	533,633
Diluted weighted average common shares outstanding	26,628,261	24,892,423	26,603,182	24,835,171

8. Guarantees

As of June 30, 2003, the company offers certain buyback commitments and guaranteed residual values on cranes and indemnifications under its accounts receivable factoring arrangements. Effective January 1, 2003, the company adopted the initial recognition and measurement provisions of FASB Interpretation (FIN) No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Therefore, for all indemnifications or guarantees meeting the FIN No. 45 requirements of an obligation and issued by the company beginning January 1, 2003, the company is required to recognize a liability for the fair value of such obligations. The adoption of the initial recognition and measurement provisions of FIN No. 45 did not have a material impact on the company's financial statements.

The company periodically enters into transactions with customers that provide for residual value guarantees and buy back commitments. These transactions are recorded as operating leases. Net proceeds received in connection with the initial transactions have been recorded as deferred revenue and are being amortized to income on a straight-line basis over a period equal to that of the customer's third party financing agreement. The deferred revenue included in other current and non-current liabilities at June 30, 2003 and December 31, 2002 were $45.8 million and $42.3 million, respectively.

If all buyback commitments outstanding were satisfied at June 30, 2003, the total cash cost to the company would be $16.8 million. These buyback commitments expire at various times through 2008.

On May 28, 1999, the company entered into an accounts receivable factoring arrangement with a bank. Under this arrangement, the company is required to purchase from the bank the first $0.5 million and amounts greater than $1.0 million of the aggregate uncollected receivables during a twelve-month period. The company's factoring liability, net of cash collected from customers, was $15.0 million at June 30, 2003 and $19.5 million at December 31, 2002.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some case materials, on products manufactured by the company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the company's warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the company's warranty liability include the number of shipped units and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the six months ended June 30, 2003:
Balance at December 31,2002	$38,514
Accruals for warranties issued during the six months	14,518
Settlements made (in cash or in kind) during the six months	(13,490)
Grove purchase accounting adjustment	332
Currency translation	348
Balance at June 30, 2003	$40,222

9. Plant Consolidations and Restructuring

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

During the second quarter of 2002, the company finalized the purchase accounting for the Potain acquisition, which included recording an $8.1 million liability associated with certain restructuring and integration activities. To achieve reductions in operating costs and to integrate the operations of Potain, the company recorded an $8.1 million liability related primarily to employee severance benefits for workforce reductions. Approximately 135 hourly and salaried positions were eliminated. To date the company has utilized approximately $2.9 million of this liability.

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

The $4.4 million recorded in Grove's opening balance sheet related to severance and other employee related costs for headcount reductions at various Grove facilities. The $7.7 million charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc and Potain facilities, $2.7 million related to the write-down of certain property, plant and equipment, and $1.0 million related to lease termination costs. In total, approximately 600 hourly and salaried positions were eliminated and four facilities will be consolidated into other Crane operations. To date, the company has utilized approximately $7.4 million of the total $12.1 million reserve which includes $2.7 million non-cash write-down of property, plant and equipment, and $4.7 million cash paid to employees for severance. The remaining $4.7 million reserve is recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet and will be utilized by the company during 2003.

During the second quarter of 2003 the company completed certain additional integration activities related to the Grove acquisition and other restructuring activities in the Crane segment. The integration and restructuring charges recorded during the second quarter of 2003 include the following: $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania; $4.2 million to write-down certain facilities to estimated book value less cost to sell as a result of consolidation of certain Crane segment operations; $0.9 million related to severance and other employee related costs for headcount reductions at the Grove facilities in Europe; and $0.6 million for other crane segment related restructuring. Both the $12.4 million charge for the consolidation of National Crane and the $0.9 million charge for severance and other employee related costs were recorded in the opening balance sheet of Grove. The $4.2 million charge for the write-down of the facilities and the $0.6 million charge for other Crane segment related restructuring were recorded as a charge to earnings during the second quarter of 2003. All of these actions were taken in an effort to achieve further reductions in operating costs, to integrate and consolidate certain operations and functions within the segment and to utilize available capacity.

The actions to consolidate the National Crane facility with the Grove facility were taken in an effort to streamline the company's cost structure and utilize available capacity at the Grove facility. The charge included $3.7 million related to severance and other employee related costs for workforce reductions. Approximately 290 hourly and salaried positions will be eliminated with the consolidation. The charge also included $6.8 million to write-down the National Crane building and land to estimated fair market value less cost to sell, to prepare the facility for sale and to write-down certain machinery and equipment which will not be relocated to the Grove facility. In addition, the company recorded reserves of $1.2 million to write-off inventory which was acquired in the Grove acquisition and will not be relocated and $0.7 million for other consolidation costs. Of the $12.4 million recorded for the consolidation of the National Crane facility, approximately $6.2 million will be non-cash-related charges. Of the $6.2 million cash related charges, none has been utilized as of June 30, 2003. The cash payments are expected to be completed by the first quarter of 2004. In addition to the $12.4 million recorded in the opening balance sheet, the company estimates an additional $2.8 million will be recorded as a charge to earnings during the remainder of 2003 for consolidation costs which will be expensed as incurred.

The $4.2 million pre-tax charge was recorded by the company to write-down certain facilities to estimated fair value less costs to sell as a result of the consolidation of certain Crane segment operations. The entire $4.2 million charge is a non-cash charge.

During the second quarter of 2003 the company completed negotiations with the works counsel in Europe and recorded an $0.9 million reserve in the Grove opening balance sheet for costs related to work force reductions in its Grove facilities in Europe. Approximately 10 salaried positions will be eliminated as a result of the work force reduction. None of this reserve has been utilized as of June 30, 2003. The cash payments are expected to be completed during the third and fourth quarter of 2003.

On January 1, 2003, the company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for certain costs associated with an exit or disposal activity be recognized when the liability is incurred. During the second quarter of 2003 the company incurred approximately $0.6 million of restructuring costs related to the consolidation of its European crane facilities. The company estimates an additional $1.7 million will be recorded as a charge to earnings during the remainder of 2003 for Crane segment restructuring. These charges were included in Engineering, Selling and Administration expenses in the Consolidated Statement of Earnings for the three and six months ended June 30, 2003.

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

Upon adoption of SFAS No. 142, goodwill and indefinite-lived intangible assets ceased being amortized, and were tested for impairment. Using the SFAS No. 142 approach described above, the company estimated the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. As a result, the company recorded a transitional goodwill impairment charge as of January 1, 2002 of $51.0 million ($36.8 million net of income taxes) which is reflected as a cumulative effect of accounting change in the Consolidated Statement of Operations. This charge relates to the company's reporting units as follows: Beverage Group (Foodservice segment) $33.1 million and Manitowoc Boom Trucks (Crane segment) $17.9 million. The charge was based on current economic conditions in these industries. This transitional impairment charge resulted from the application of the new impairment methodology introduced by SFAS No. 142. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002. During the fourth quarter of 2002, when the company finalized its decision to divest of Femco, an impairment analysis of the goodwill related to Femco was performed in accordance with SFAS No. 142. As a result, the company recorded an additional goodwill impairment charge of $1.2 million.

During the second quarter of 2003 the company completed its annual impairment analysis of goodwill and other intangible assets in accordance with SFAS No. 142. As a result, the company recorded a goodwill impairment charge of $4.9 million in the Consolidated Statement of Operations. This charge relates to the company's Aerial Work Platform reporting unit, a reporting unit in the company's Crane segment. The charge was based on current economic conditions in this reporting unit. The fair value of this reporting unit was based on management's' estimates of future cash flows.

The changes in the carrying amount of goodwill by reportable segment were as follows:

During the first quarter of 2002, $84.3 million of the excess of the cost over fair value of the net assets acquired in the Potain acquisition was allocated to other intangible assets. Based upon management's estimates, including consideration of appraisal information, the allocation was as follows: $53.0 million to trademarks and tradenames with an indefinite life; $17.5 million to patents with a weighted-average 15-year life; $8.8 million to engineering drawings with a weighted-average 15-year life; and $5.0 million to an in-place distribution network with an indefinite life. During the fourth quarter of 2002 a portion of the excess of the cost over fair value of the net assets acquired in the Grove acquisition was allocated to specific other intangible assets. Based upon management's estimates, including consideration of appraisal information, the allocation was as follows: $26.0 million to trademarks and tradenames with an indefinite life; $11.9 million to an in-place distributor network with an indefinite life; and $7.1 million to patents with a weighted-average 10 year life. The gross carrying amount and accumulated amortization of the company's intangible assets other than goodwill, all as a result of the Potain and Grove acquisitions, were as follows as of June 30, 2003 and December 31, 2002.
	June 30, 2003			December 31, 2002
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Trademarks and tradenames	$79,000	$--	$79,000	$79,000	$--	$79,000
Patents	24,600	(2,330)	22,270	24,600	(1,376)	23,224
Engineering drawings	8,800	(1,109)	7,691	8,800	(625)	8,175
Distribution network	16,900	--	16,900	16,900	--	16,900
	$129,300	$(3,439)	$125,861	$129,300	$(2,001)	$127,299

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. The adoption of SFAS No. 149 is not expected to have a material impact on the company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement also addresses the classification of financial instruments that include obligations to issue equity shares as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on the company's consolidated financial statements.

In November 2002, the EITF reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for the company commencing with its fiscal year 2004 and is not expected to have a material impact on its consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, "Consolidated Financial Statements," to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 did not have an impact on the company's consolidated financial statements.

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2003
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$213,451	$220,249	$--	$433,700
Costs and expenses:
Cost of sales	--	157,486	180,852	--	338,338
Engineering, selling and administrative	4,439	35,139	28,277	--	67,855
Amortization expense	--	163	570	--	733
Goodwill impairment	--	--	4,900		4,900
Restructuring costs	--	2,050	2,128		4,178
Plant consolidation costs	--	--	--	--	--
Total costs and expenses	4,439	194,838	216,727	--	416,004

Earnings (loss) from operations	(4,439)	18,613	3,522	--	17,696

Other income (expense):
Interest expense	(13,904)	(566)	(852)	--	(15,322)
Management fee income (expense)	4,807	(2,095)	(2,712)	--	--
Other income (expense), net	6,318	(10,005)	3,749	--	62
Total other income (expense)	(2,779)	(12,666)	185	--	(15,260)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(7,218)	5,947	3,707	--	2,436

Provision (benefit) for taxes on income	(6,683)	4,617	2,784	--	718
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(535)	1,330	923	--	1,718
Equity in earnings of subsidiaries	1,848	--	--	(1,848)	--
Earnings (loss) from continuing operations	1,313	1,330	923	(1,848)	1,718
Loss on sale of discontinued operations,
net of income taxes of $179	--	(405)	--	--	(405)

Net earnings (loss)	$1,313	$925	$923	$(1,848)	$1,313

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2002
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$236,790	$91,485	$--	$328,275
Costs and expenses:
Cost of sales	--	169,906	70,011	--	239,917
Engineering, selling and administrative	3,660	29,640	10,773	--	44,073
Amortization expense	--	--	465	--	465
Plant consolidation costs	--	--	--	-	--
Total costs and expenses	3,660	199,546	81,249	-	284,455

Earnings (loss) from operations	(3,660)	37,244	10,236	--	43,820

Other expense:
Interest expense	(10,153)	(571)	(620)	--	(11,344)
Management fee income (expense)	3,804	(3,804)	--	--	--
Other income (expense), net	(225)	(14)	(26)	--	(265)
Total other expense	(6,574)	(4,389)	(646)	--	(11,609)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(10,234)	32,855	9,590	--	32,211
Provision (benefit) for taxes on income	(3,248)	11,941	3,868	--	12,561
Earnings (loss) from continuing operations
before equity in earnings of subsidiaries	(6,986)	20,914	5,722	--	19,650
Equity in earnings of subsidiaries	27,067	--	--	(27,067)	--
Earnings (loss) from continuing operations	20,081	20,914	5,722	(27,067)	19,650
Discontinued operations:	--	--	--	--	--
Earnings (loss) from discontinued
operations, net of tax of $277	--	431	--	--	431

Net earnings (loss)	$20,081	$21,345	$5,722	$(27,067)	$20,081

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2003
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$409,846	$403,105	$--	$812,951
Costs and expenses:
Cost of sales	--	307,521	330,938	--	638,459
Engineering, selling and administrative	8,573	68,433	54,345	--	131,351
Amortization expense	--	335	1,103	--	1,438
Goodwill impairment		--	4,900	--	4,900
Restructuring costs	--	2,050	2,128	--	4,178
Total costs and expenses	8,573	378,339	393,414	--	780,326

Earnings (loss) from operations	(8,573)	31,507	9,691	--	32,625

Other income (expense):
Interest expense	(27,108)	(1,233)	(1,619)	--	(29,960)
Management fee income (expense)	9,650	(4,294)	(5,356)	--	--
Other income (expense), net	12,399	(19,373)	7,069	--	95
Total other income (expense)	(5,059)	(24,900)	94	--	(29,865)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(13,632)	6,607	9,785	--	2,760
Provision (benefit) for taxes on income	(7,594)	4,711	3,711	--	828
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(6,038)	1,896	6,074	--	1,932
Equity in earnings of subsidiaries	7,886	--	--	(7,886)	--
Earnings (loss) from continuing operations	1,848	1,896	6,074	(7,886)	1,932
Discontinued operations:
Earnings from discontinued operations, net of income tax of $16	--	31	--	--	31
Loss on sale of discontinued operations, net of income taxes of $30	--	(115)	--	--	(115)
Net earnings (loss)	$1,848	$1,812	$6,074	$(7,886)	$1,848

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2002
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$444,259	$167,041	$--	$611,300
Costs and expenses:
Cost of sales	--	324,810	130,391	--	455,201
Engineering, selling and administrative	7,205	57,971	22,217	--	87,393
Amortization expense	--	--	1,052	--	1,052
Plant consolidation costs	--	3,900	--	--	3,900
Total costs and expenses	7,205	386,681	153,660	--	547,546

Earnings (loss) from operations	(7,205)	57,578	13,381	--	63,754

Other income (expense):
Interest expense	(19,654)	(976)	(1,326)	--	(21,956)
Management fee income (expense)	7,657	(8,332)	675	--	-
Other income (expense), net	(539)	(63)	1,039	--	437
Total other income (expense)	(12,536)	(9,371)	388	--	(21,519)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(19,741)	48,207	13,769	--	42,235

Provision (benefit) for taxes on income	(7,419)	18,096	5,794	--	16,471
Earnings (loss) from continuing operations
before equity in earnings of subsidiaries	(12,322)	30,111	7,975	--	25,764

Equity in earnings of subsidiaries	38,993	--	--	(38,993)	--
Earnings (loss) from continuing operations	26,671	30,111	7,975	(38,993)	25,764
Discontinued operations:
Earnings from discontinued operations,	--	907	--	--	907
net of income tax of $581
Cumulative effect of accounting change,
net of income tax of $14,200	(36,800)	(36,800)	--	36,800	(36,800)

Net earnings (loss)	$(10,129)	$(5,782)	$7,975	$(2,193)	$(10,129)

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of June 30, 2003
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,206	$4,555	$17,561	$--		$24,322
Marketable securities	2,252	--	--	--		2,252
Accounts receivable - net	4,197	97,263	167,867	--		269,327
Inventories - net	--	101,759	180,660	--		282,419
Deferred income taxes	72,887	(206)	28,470	--		101,151
Other current assets	398	27,928	23,447	--		51,773
Total current assets	81,940	231,299	418,005	--		731,244

Property, plant and equipment - net	11,824	138,339	164,130	--		314,293
Goodwill - net	--	241,152	153,758	--		394,910
Other intangible assets - net	--	--	125,861	--		125,861
Deferred income taxes	23,724	9,368	(13,455)	--		19,637
Other non-current assets	35,317	27,250	3,470	--		66,037
Equity in affiliates	1,079,476	--	--	(1,079,476)		--
Total assets	$1,232,281	$647,408	$851,769	$(1,079,476	) $	1,651,982

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$25,514	$139,713	$262,138	$--		$427,365
Current portion long-term debt	28,419	--	4,112	--		32,531
Short-term borrowings	--	4,131	3,354	--		7,485
Product warranties	--	10,058	22,520	--		32,578
Product liabilities	--	19,124	15,464	--		34,588
Total current liabilities	53,933	173,026	307,588	--		534,547

Non-Current Liabilities:
Long-term debt, less current portion	604,578	--	18,318	--		622,896
Pension obligations	10,240	19,637	36,864			66,741
Postretirement health and other benefit obligations	3,888	64,916	--	--		68,804
Intercompany payable/(receivable) - net	244,519	(204,335)	(40,184)	--		--
Other non-current liabilities	9,563	13,558	30,313	--		53,434
Total non-current liabilities	872,788	(106,224)	45,311	--		811,875

Stockholders' Equity	305,560	580,606	498,870	(1,079,476)		305,560

Total liabilities and
stockholders' equity	$1,232,281	$647,408	$851,769	$(1,079,476	) $	1,651,982

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2002
(In thousands)
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,650	$(3,982)	$29,367	$--		$28,035
Marketable securities	2,371	--	--	--		2,371
Accounts receivable - net	3,934	87,440	134,717	--		226,091
Inventories - net	--	112,425	142,793	--		255,218
Deferred income taxes	72,887	215	23,639	-		96,741
Other current assets	427	34,899	3,382	--		38,708
Total current assets	82,269	230,997	333,898	--		647,164

Property, plant and equipment - net	12,687	148,153	158,461	--		319,301
Goodwill - net	--	229,383	150,955	--		380,338
Other intangible assets - net	--	--	127,299	--		127,299
Deferred income taxes	9,931	9,731	--			19,662
Other non-current assets	34,639	8,767	39,953	--		83,359
Equity in affiliates	1,027,876	--	--	(1,027,876)		--
Total assets	$1,167,402	$627,031	$810,566	$(1,027,876	) $	1,577,123

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$20,458	$166,401	$163,456	$--		$350,315
Current portion long-term debt	28,419	--	4,909	--		33,328
Short-term borrowings	2,000	--	7,304	--		9,304
Product warranties	--	19,764	11,512	--		31,276
Product liabilities	--	15,554	20,621	--		36,175
Total current liabilities	50,877	201,719	207,802	--		460,398

Non-Current Liabilities:
Long-term debt, less current portion	609,836	209	13,502	--		623,547
Pension obligation	10,357	22,223	33,471			66,051
Postretirement health and other benefit obligations	925	64,852	--			65,777
Intercompany payable/(receivable) - net	202,370	(346,609)	144,239	--		--
Other non-current liabilities	(2,078)	9,069	59,244	--		66,235
Total non-current liabilities	821,410	(250,256)	250,456	--		821,610

Stockholders' Equity	295,115	675,568	352,308	(1,027,876)		295,115

Total liabilities and
stockholders' equity	$1,167,402	$627,031	$810,566	$(1,027,876	) $	1,577,123

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2003
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$(23,037)	$1,220	$45,853	$24,036

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	--	--	--
Capital expenditures	(302)	(1,624)	(9,219)	(11,145)
Proceeds from sale of property, plant, and equipment	--	34	4,940	4,974
Sale of marketable securities	119	--	--	119
Intercompany investments	52,737	--	(52,737)	--
Net cash provided by (used for) investing activities of continuing operations	52,554	(1,590)	(57,016)	(6,052)
Net cash provided by investing activities of discontinued operations	--	6,989	--	6,989
Net cash provided by (used for) investing activities	52,554	5,399	(57,016)	937

Cash Flows from Financing:
Payments on long-term debt	(27,295)	--	1,021	(26,274)
(Payments) proceeds from revolver borrowings - net	(2,000)	--	--	(2,000)
Debt issuance costs	(742)	--	--	(742)
Exercises of stock options	78	--	--	78
Net cash provided by (used for) financing	(29,959)	--	1,021	(28,938)

Effect of exchange rate changes on cash	--	--	252	252

Net increase (decrease) in cash and cash equivalents	(442)	6,619	(9,890)	(3,713)

Balance at beginning of period	2,648	(3,115)	28,502	28,035
Balance at end of period	$2,206	$3,504	$18,612	$24,322

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2002
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$(27,523)	$6,769	$22,521	$1,767

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	--	(7,388)	(7,388)
Capital expenditures	(2,958)	(2,968)	(6,861)	(12,787)
Proceeds from sale of property, plant, and equipment	--	512	6,503	7,015
Purchase of marketable securities	(47)	--	--	(47)
Intercompany investments	20,136	--	(20,136)	--
Net cash provided by (used for) investing activities
of continuing operations	17,131	(2,456)	(27,882)	(13,207)
Net cash used for investing activities
of discontinued operations	--	(288)	--	(288)
Net cash provided by (used for) investing activities	17,131	(2,744)	(27,882)	(13,495)

Cash Flows from Financing:
Payments on long-term debt	(16,427)	--	(292)	(16,719)
Payments proceeds from revolver borrowings - net	24,400	--	1,839	26,239
Exercise of stock options	1,976	--	--	1,976
Net cash provided by financing	9,949	--	1,547	11,496

Effect of exchange rate changes on cash	--	--	887	887

Net increase (decrease) in cash and cash equivalents	(443)	4,025	(2,927)	655

Balance at beginning of period	4,456	141	18,984	23,581
Balance at end of period	$4,013	$4,166	$16,057	$24,236

13.  Subsidiary Guarantors of Senior Subordinated Notes due 2012

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2012, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company, and the domestic subsidiaries National Crane Corporation and Manitowoc Boom Trucks, Inc., which do not guarantee the Senior Subordinated Notes due 2012 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2003
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$213,451	$220,249	$--	$433,700
Costs and expenses:
Cost of sales	--	157,486	180,852	--	338,338
Engineering, selling and administrative	4,439	35,139	28,277	--	67,855
Amortization expense	--	163	570	--	733
Goodwill impairment	--	--	4,900		4,900
Restructuring costs	--	2,050	2,128		4,178
Plant consolidation costs	--	--	--	-	--
Total costs and expenses	4,439	194,838	216,727	-	416,004

Earnings (loss) from operations	(4,439)	18,613	3,522	--	17,696

Other income (expense):
Interest expense	(13,904)	(566)	(852)	--	(15,322)
Management fee income (expense)	4,807	(2,095)	(2,712)	--	--
Other income (expense), net	6,318	(10,005)	3,749	--	62
Total other income (expense)	(2,779)	(12,666)	185	--	(15,260)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(7,218)	5,947	3,707	--	2,436

Provision (benefit) for taxes on income	(6,683)	4,617	2,784	--	718
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(535)	1,330	923	--	1,718
Equity in earnings of subsidiaries	1,848	--	--	(1,848)	--
Earnings (loss) from continuing operations	1,313	1,330	923	(1,848)	1,718
Loss on sale of discontinued operations,
net of income taxes of $179	--	--	(405)	--	(405)

Net earnings (loss)	$1,313	$1,330	$518	$(1,848)	$1,313

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2002
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$236,790	$91,485	$--	$328,275
Costs and expenses:
Cost of sales	--	169,906	70,011	--	239,917
Engineering, selling and administrative	3,660	29,640	10,773	--	44,073
Amortization expense	--	--	465	--	465
Plant consolidation costs	--	--	--	-	--
Total costs and expenses	3,660	199,546	81,249	-	284,455

Earnings (loss) from operations	(3,660)	37,244	10,236	--	43,820

Other expense:
Interest expense	(10,153)	(571)	(620)	--	(11,344)
Management fee income (expense)	3,804	(3,804)	--	--	--
Other income (expense), net	(225)	(14)	(26)	--	(265)
Total other expense	(6,574)	(4,389)	(646)	--	(11,609)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(10,234)	32,855	9,590	--	32,211
Provision (benefit) for taxes on income	(3,248)	11,941	3,868	--	12,561
Earnings (loss) from continuing operations
before equity in earnings of subsidiaries	(6,986)	20,914	5,722	--	19,650
Equity in earnings of subsidiaries	27,067	--	--	(27,067)	--
Earnings (loss) from continuing operations	20,081	20,914	5,722	(27,067)	19,650
Discontinued operations:	--	--	--	--	--
Earnings (loss) from discontinued
operations, net of tax of $277	--	210	221	--	431

Net earnings (loss)	$20,081	$21,124	$5,943	$(27,067)	$20,081

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2003
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$409,846	$403,105	$--	$812,951
Costs and expenses:
Cost of sales	--	307,521	330,938	--	638,459
Engineering, selling and administrative	8,573	68,433	54,345	--	131,351
Amortization expense	--	335	1,103	--	1,438
Goodwill impairment		--	4,900	--	4,900
Restructuring costs	--	2,050	2,128	--	4,178
Total costs and expenses	8,573	378,339	393,414	--	780,326

Earnings (loss) from operations	(8,573)	31,507	9,691	--	32,625

Other income (expense):
Interest expense	(27,108)	(1,233)	(1,619)	--	(29,960)
Management fee income (expense)	9,650	(4,294)	(5,356)	--	--
Other income (expense), net	12,399	(19,373)	7,069	--	95
Total other income (expense)	(5,059)	(24,900)	94	--	(29,865)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(13,632)	6,607	9,785	--	2,760
Provision (benefit) for taxes on income	(7,594)	4,711	3,711	--	828
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(6,038)	1,896	6,074	--	1,932
Equity in earnings of subsidiaries	7,886	--	--	(7,886)	--
Earnings (loss) from continuing operations	1,848	1,896	6,074	(7,886)	1,932
Discontinued operations:
Loss from discontinued operations, net of income tax of $16	--	31	--	--	31
Loss on sale of discontinued operations, net of income taxes of $30	--	290	(405)	--	(115)
Net earnings (loss)	$1,848	$2,217	$5,669	$(7,886)	$1,848

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2002
(In thousands)
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$--	$444,259	$167,041	$--	$611,300
Costs and expenses:
Cost of sales	--	324,810	130,391	--	455,201
Engineering, selling and administrative	7,205	57,971	22,217	--	87,393
Amortization expense	--	--	1,052	--	1,052
Plant consolidation costs	--	3,900	--	--	3,900
Total costs and expenses	7,205	386,681	153,660	--	547,546

Earnings (loss) from operations	(7,205)	57,578	13,381	--	63,754

Other income (expense):
Interest expense	(19,654)	(976)	(1,326)	--	(21,956)
Management fee income (expense)	7,657	(8,332)	675	--	-
Other income (expense), net	(539)	(63)	1,039	--	437
Total other income (expense)	(12,536)	(9,371)	388	--	(21,519)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(19,741)	48,207	13,769	--	42,235

Provision (benefit) for taxes on income	(7,419)	18,096	5,794	--	16,471
Earnings (loss) from continuing operations
before equity in earnings of subsidiaries	(12,322)	30,111	7,975	--	25,764

Equity in earnings of subsidiaries	38,993	--	--	(38,993)	--
Earnings (loss) from continuing operations	26,671	30,111	7,975	(38,993)	25,764
Discontinued operations:
Earnings from discontinued operations,	--	471	436	--	907
net of income tax of $581
Cumulative effect of accounting change,
net of income tax of $14,200	(36,800)	(26,100)	(10,700)	36,800	(36,800)

Net earnings (loss)	$(10,129)	$4,482	$(2,289)	$(2,193)	$(10,129)

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of June 30, 2003
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,206	$4,555	$17,561	$--		$24,322
Marketable securities	2,252	--	--	--		2,252
Accounts receivable - net	4,197	97,263	167,867	--		269,327
Inventories - net	--	101,759	180,660	--		282,419
Deferred income taxes	72,887	(206)	28,470	--		101,151
Other current assets	398	27,928	23,447	--		51,773
Total current assets	81,940	231,299	418,005	--		731,244

Property, plant and equipment - net	11,824	138,339	164,130	--		314,293
Goodwill - net	--	241,152	153,758	--		394,910
Other intangible assets - net	--	--	125,861	--		125,861
Deferred income taxes	23,724	9,368	(13,455)	--		19,637
Other non-current assets	35,317	27,250	3,470	--		66,037
Equity in affiliates	1,079,476	--	--	(1,079,476)		--
Total assets	$1,232,281	$647,408	$851,769	$(1,079,476	) $	1,651,982

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$25,514	$139,713	$262,138	$--		$427,365
Current portion long-term debt	28,419	--	4,112	--		32,531
Short-term borrowings	--	4,131	3,354	--		7,485
Product warranties	--	10,058	22,520	--		32,578
Product liabilities	--	19,124	15,464	--		34,588
Total current liabilities	53,933	173,026	307,588	--		534,547

Non-Current Liabilities:
Long-term debt, less current portion	604,578	--	18,318	--		622,896
Pension obligations	10,240	19,637	36,864			66,741
Postretirement health and other benefit obligations	3,888	64,916	--	--		68,804
Intercompany payable/(receivable) - net	244,519	(204,335)	(40,184)	--		--
Other non-current liabilities	9,563	13,558	30,313	--		53,434
Total non-current liabilities	872,788	(106,224)	45,311	--		811,875

Stockholders' Equity	305,560	580,606	498,870	(1,079,476)		305,560

Total liabilities and
stockholders' equity	$1,232,281	$647,408	$851,769	$(1,079,476	) $	1,651,982

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2002
(In thousands)
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations		Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,650	$(3,982)	$29,367	$--		$28,035
Marketable securities	2,371	--	--	--		2,371
Accounts receivable - net	3,934	87,440	134,717	--		226,091
Inventories - net	--	112,425	142,793	--		255,218
Deferred income taxes	72,887	215	23,639	-		96,741
Other current assets	427	34,899	3,382	--		38,708
Total current assets	82,269	230,997	333,898	--		647,164

Property, plant and equipment - net	12,687	148,153	158,461	--		319,301
Goodwill - net	--	229,383	150,955	--		380,338
Other intangible assets - net	--	--	127,299	--		127,299
Deferred income taxes	9,931	9,731	--			19,662
Other non-current assets	34,639	8,767	39,953	--		83,359
Equity in affiliates	1,027,876	--	--	(1,027,876)		--
Total assets	$1,167,402	$627,031	$810,566	$(1,027,876	) $	1,577,123

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$20,458	$166,401	$163,456	$--		$350,315
Current portion long-term debt	28,419	--	4,909	--		33,328
Short-term borrowings	2,000	--	7,304	--		9,304
Product warranties	--	19,764	11,512	--		31,276
Product liabilities	--	15,554	20,621	--		36,175
Total current liabilities	50,877	201,719	207,802	--		460,398

Non-Current Liabilities:
Long-term debt, less current portion	609,836	209	13,502	--		623,547
Pension obligation	10,357	22,223	33,471			66,051
Postretirement health and other benefit obligations	925	64,852	--			65,777
Intercompany payable/(receivable) - net	202,370	(346,609)	144,239	--		--
Other non-current liabilities	(2,078)	9,069	59,244	--		66,235
Total non-current liabilities	821,410	(250,256)	250,456	--		821,610

Stockholders' Equity	295,115	675,568	352,308	(1,027,876)		295,115

Total liabilities and
stockholders' equity	$1,167,402	$627,031	$810,566	$(1,027,876	) $	1,577,123

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2003
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$(23,037)	$815	$46,258	$24,036

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	--	--	--
Capital expenditures	(302)	(1,624)	(9,219)	(11,145)
Proceeds from sale of property, plant, and equipment	--	34	4,940	4,974
Sale of marketable securities	119	--	--	119
Intercompany investments	52,737	--	(52,737)	--
Net cash provided by (used for) investing activities of continuing operations	52,554	(1,590)	(57,016)	(6,052)
Net cash provided by investing activities of discontinued operations	--	6,989	--	6,989
Net cash provided by (used for) investing activities	52,554	5,399	(57,016)	937

Cash Flows from Financing:
Payments on long-term debt	(27,295)	--	1,021	(26,274)
(Payments) proceeds from revolver borrowings - net	(2,000)	--	--	(2,000)
Debt issuance costs	(742)	--	--	(742)
Exercises of stock options	78	--	--	78
Net cash provided by (used for) financing	(29,959)	--	1,021	(28,938)

Effect of exchange rate changes on cash	--	--	252	252

Net increase (decrease) in cash and cash equivalents	(442)	6,214	(9,485)	(3,713)

Balance at beginning of period	2,648	(3,115)	28,502	28,035
Balance at end of period	$2,206	$3,099	$19,017	$24,322

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2002
(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used in) operations	$(27,523)	$17,469	$11,821	$1,767

Cash Flows from Investing:
Business acquisitions - net of cash acquired	--	--	(7,388)	(7,388)
Capital expenditures	(2,958)	(2,968)	(6,861)	(12,787)
Proceeds from sale of property, plant, and equipment	--	512	6,503	7,015
Purchase of marketable securities	(47)	--	--	(47)
Intercompany investments	20,136	--	(20,136)	--
Net cash provided by (used for) investing activities
of continuing operations	17,131	(2,456)	(27,882)	(13,207)
Net cash used for investing activities
of discontinued operations	--	(288)	--	(288)
Net cash provided by (used for) investing activities	17,131	(2,744)	(27,882)	(13,495)

Cash Flows from Financing:
Payments on long-term debt	(16,427)	--	(292)	(16,719)
Payments proceeds from revolver borrowings - net	24,400	--	1,839	26,239
Exercise of stock options	1,976	--	--	1,976
Net cash provided by financing	9,949	--	1,547	11,496

Effect of exchange rate changes on cash	--	--	887	887

Net increase (decrease) in cash and cash equivalents	(443)	14,725	(13,627)	655

Balance at beginning of period	4,456	141	18,984	23,581
Balance at end of period	$4,013	$14,866	$5,357	$24,236

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Cranes and Related Products	$266,801	$142,132	$505,716	$271,509
Foodservice Equipment	126,968	134,077	232,004	236,853
Marine	39,931	52,066	75,231	102,938
Total net sales	$433,700	$328,275	$812,951	$611,300
Earnings (loss) from operations:
Cranes and Related Products	$(1,143)	$20,382	$5,095	$32,459
Foodservice Equipment	21,224	21,153	33,452	26,628
Marine	2,930	5,945	3,526	11,872
Total	23,011	47,480	42,073	70,959
Corporate expense	(5,315)	(3,660)	(9,448)	(7,205)
Interest expense	(15,322)	(11,344)	(29,960)	(21,956)
Other income (expense), net	62	(265)	95	437
Earnings from continuing operations
before taxes on income	$2,436	$32,211	$2,760	$42,235

Loss from operations of the Crane segment for the three and six months ended June 30, 2003 includes charges of $4.9 million for a goodwill impairment charge related to company's Aerial Work Platform reporting Unit (see Note 10. "Goodwill and Other Intangible Assets") and $4.8 million related to restructuring activities (see Note 9. "Plant Consolidation and Restructuring"). In addition, earnings from operations of the Foodservice segment for the three and six months ended June 30, 2002 includes a $3.9 million charge for the consolidation of the company's Multiplex operations into other Foodservice Equipment operations (see Note 9. " Plant Consolidation and Restructuring").

As of June 30, 2003 and December 31, 2002, the total assets by segment were as follows:
	June 30, 2003	December 31, 2002

Cranes and Related Products	$1,064,610	$1,022,771
Foodservice Equipment	344,198	320,840
Marine	94,790	93,983
Corporate	148,384	139,529

Total	$1,651,982	$1,577,123

15.  Debt

The company's Senior Credit Facility and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants. In general, the covenants contained in the Senior Credit Facility are more restrictive than those of the Senior Subordinated Notes due 2011 and 2012. Among other restrictions, these covenants had required the company to meet specified financial tests, which included minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios which became more restrictive over time. These covenants also limited the company's ability to redeem or repurchase the Senior Subordinated Notes due 2011 and 2012, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures. The Senior Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Senior Credit Facility. At June 30, 2003, the company was not in compliance with certain of these financial covenants. On July 23, 2003, the company received an amendment and waiver to its Senior Credit Agreement dated May 9, 2001, which cured these violations. In addition, the amendment eliminates the minimum EBITDA covenant and provides future relief under certain financial covenants that became more restrictive over time. The non-financial covenants discussed above are still in-place under the amended Senior Credit Agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

There were several items that affect the comparability of performance information of the company between the periods discussed in this report. In order to make our discussion of period-to-period comparisons more meaningful, in this Management's Discussion and Analysis we from time to time discuss performance information for a period excluding the effects of these transactions. These items include the following:

  During the first quarter of 2002 we consolidated our Multiplex operations into other of our Foodservice operations, and we recorded a pre-tax restructuring charge of $3.9 million in connection with that consolidation.
  In the third quarter of 2002 we acquired all of the outstanding common shares of Grove Investors, Inc. (Grove).
  In the second quarter of 2003 we recorded a pre-tax goodwill impairment of $4.9 million related to our annual impairment testing of goodwill and other intangible assets. This impairment related to our Aerial Work Platform reporting unit in our Cranes and Related Products segment.
  In the second quarter of 2003 we recorded pre-tax restructuring charges of $4.8 million in our Crane segment. These restructuring charges related to a $4.2 million charge for the write-down of certain facilities to estimated fair value less cost to sell and $0.6 million for other restructuring related items which were completed in the second quarter of 2003.

Analysis of Net Sales

The following table presents net sales by business segment (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Cranes and Related Products	$266,801	$142,132	$505,716	$271,509
Foodservice Equipment	126,968	134,077	232,004	236,853
Marine	39,931	52,066	75,231	102,938
Total	$433,700	$328,275	$812,951	$611,300

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

Consolidated net sales for the three months ended June 30, 2003 increased approximately 32.1% to $433.7 million, from $328.3 million for the same period in 2002. All of this increase was the result of the Grove acquisition, which was completed by us on August 8, 2002, and the impact of foreign exchange rates. Grove's net sales were $151.2 million for the three months ended June 30, 2003. Consolidated net sales for the six months ended June 30, 2003 increased approximately 33.0% to $813.0 million, from $611.3 million for the same period in 2002. Again, all of this increase was the result of the Grove acquisition. Grove's net sales were $283.4 million for the six months ended June 30, 2003.

Net sales from the Crane segment for the three months ended June 30, 2003 increased 87.7% to $266.8 million versus the three months ended June 30, 2002. The increased sales were driven by the $151.2 million of sales during the three months ended June 30, 2003 from Grove. Net sales from the Crane segment for the six months ended June 30, 2003 increased 86.3% to $505.7 million versus the six months ended June 30, 2002. The increased sales were driven by the $283.4 million of sales during the six months ended June 30, 2003 from Grove. Although sales were down for mobile telescopic and tower cranes, the largest decline was in crawler cranes. This reflects the slow down in commercial construction, particularly in the United States, together with global pricing pressures as competitors attempt to retain or improve market share. The company is pursuing opportunities in Asia and the Middle East to offset the declines in these markets. Crane segment backlog was $164.8 million at June 30, 2003 compared to $133.8 million at December 31, 2002.

Net sales from the Foodservice segment decreased 5.3% to $127.0 million in the three months ended June 30, 2003 versus the three months ended June 30, 2002. For the six months ended June 30, 2003 net sales of the Foodservice segment were $232.0 million, a decrease of approximately 2.0% from the six months ended June 30, 2002. The decrease in sales of the Foodservice segment is primarily the result of reduced sales at Diversified Refrigeration, Inc. (DRI), our private-label residential refrigerator business unit. DRI's customer introduced a new line of refrigerator in 2002 and there was an increase in manufacturing and sales at DRI to fill the pipeline for the new line. In addition, factors affecting the decline in the sales include cooler weather across much of the country, continuing weakness in the hotel and quick-service restaurant business, and SARS, which affected sales of ice machines in China.

Net sales from our Marine segment decreased 23.3% in the second quarter of 2003 versus the second quarter of 2002. For the six months ended June 30, 2003 net sales of the Marine segment were $75.2 million, a decrease of approximately 26.9% from the six months ended June 30, 2002. The decrease in sales of the Marine segment are the result of the lingering effects from the first quarter strike at Marinette Marine, as well as customer deferrals of new construction projects. New construction work remained slow during the second quarter of 2003, primarily due to economic uncertainty and our customers' difficulty in obtaining financing.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Earnings (loss) from operations:
Cranes and Related Products	$(1,143)	$20,382	$5,095	$32,459
Foodservice Equipment	21,224	21,153	33,452	26,628
Marine	2,930	5,945	3,526	11,872
General corporate expense	(5,315)	(3,660)	(9,448)	(7,205)
Total	$17,696	$43,820	$32,625	$63,754

Consolidated operating earnings for the three months ended June 30, 2003 were $17.7 million, a decrease of 59.6% versus the three months ended June 30, 2002. For the six months ended June 30, 2003 consolidated operating earnings were $32.6 million compared to $63.8 million for the six months ended June 30, 2002, a decrease of 48.8%. Included in operating earnings are the following items:

  Crane operating earnings (loss) for the three and six months ended June 30, 2003 includes a $4.9 million pre-tax charge ($3.4 million net of taxes) for a goodwill impairment. During the second quarter of 2003 we completed our annual impairment analysis of goodwill and other intangible assets in accordance with SFAS No. 142. As a result, we recorded a goodwill impairment charge of $4.9 million in the Consolidated Statement of Operations. This charge relates to our Aerial Work Platform reporting unit, a reporting unit in our Crane segment. The charge was based on current economic conditions in this reporting unit.
  Crane operating earnings (loss) for the three and six months ended June 30, 2003 includes a $4.8 million pre-tax ($3.3 million net of taxes) restructuring charges. Of these charges, $4.2 million was recorded to write-down certain facilities to estimated fair value less cost to sell as a result of consolidation of certain Crane segment operations. In addition, $0.6 million of the second quarter charge related to other restructuring completed within the Crane segment during the three months ended June 30, 2003.
  Included in operating earnings of the Crane segment for the three and six months ended June 30, 2003 is $5.4 million and $8.2 million, respectively, of operating earnings from Grove. The three and six months ended June 30, 2002 include no operating earnings from Grove as it was acquired in August of 2002.
  Foodservice operating earnings for the six months ended June 30, 2002 includes a $3.9 million restructuring charge in connection with the consolidation of our Multiplex operations into other of our Foodservice operations.

This decrease in operating earnings is primarily the result of reduced operating earnings in the Crane and Marine business segments and higher corporate expenses, offset by improved operating earnings in the Foodservice segment.

Consolidated gross margin for the three and six months ended June 30, 2003 was impacted by the following items: (i) the loss of our ability to spread fixed costs over a broader base of gross revenue of crawler cranes due to the decline in sales (referred to as lost absorption); (ii) a shift in product mix towards smaller mobile hydraulic cranes; (iii) price competition in the crane segment; (iv) historically lower gross margins from the Grove product line; (v) reduction of contract revenue of our Marine segment due to completed projects and deferral of new projects; and (vi) the strike at Marinette Marine during the first quarter of 2003.

Engineering, selling and administrative expenses increased $23.8 million for the three months ended June 30, 2003 compared to the same period in 2002 and increased $44.0 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase is the result of the acquisition of Grove, the effect of the exchange rate between the US Dollar and the Euro during 2003 compared to 2002, and higher corporate expenses. The increase in corporate expenses is the result of growth from acquisition, a warranty charge recorded at corporate and corporate assumption of certain staff responsibilities previously handled by acquired companies.

For the three months ended June 30, 2003 the Crane segment reported a net operating loss of $1.1 million versus net earnings from operations of $20.4 million for the three months ended June 30, 2002. Operating earnings in the Crane segment decreased 84.3% to $5.1 million during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. As discussed above, there are several items in the three and six months ended June 30, 2003 which affect the comparability of performance between the periods.

The decrease in operating earnings of the Crane segment was primarily due to lost absorption in crawler cranes and a shift in product mix towards smaller mobile hydraulic cranes. In addition, the price competition in certain areas and historical Grove margins discussed above reduced operating earnings in the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002. Our worldwide integration and reorganization efforts are proceeding as planned.

Operating earnings in the Foodservice segment remained flat at $21.2 million during the second quarter of 2003 compared to $21.2 for the second quarter of 2002. For the six months ended June 30, 2003 operating earnings were $33.5 million versus $26.6 million for the six months ended June 30, 2002, a 25.6% increase. During the first quarter of 2002, we recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of our Multiplex operations into other of our Foodservice operations. These actions were taken in an effort to streamline our cost structure and utilize available capacity. The charge included $2.8 million to write-down the building and land, which are available for sale, to estimated fair market value less cost to sell, $0.7 million related to the write-down of certain equipment, and $0.4 million related to severance and other employee related costs. All of the charge was paid or utilized by December 31, 2002. The improvement in operating earnings is a result of ongoing cost improvements, new product development, and improved performance by DRI due to a new contract it signed with its customer in the fourth quarter of 2002.

The strike at Marinette Marine and deferral of new construction contracts were the principal factors that caused the Marine segment operating earnings to drop 50.7% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and 70.3% for the six months ended June 30, 2003 compared to the same period of 2002.

Analysis of Non-Operating Income Statement Items

Interest expense increased $4.0 million for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 and $8.0 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase is due to additional interest expense related to the 10 1/2% Senior Subordinated Notes due 2012, which were issued in August 2002 to complete the Grove acquisition, additional amortization of debt issue costs related to these Notes and an increase in the Euro rate related to interest on our Euro denominated Senior Subordinated Notes due 2011. The weighted-average interest rate paid on all outstanding debt as of June 30, 2003 was 6.95%.

The effective tax rate for the three and six months ended June 30, 2003 was 30.0% compared to 39.0% for the three and six months ended June 30, 2002. The effective rate for 2003 approximated the combined domestic federal and state statutory rate reduced by lower foreign effective rates. The lower effective rate in 2003 compared to 2002 reflects the benefits of our global tax planning initiatives in the fourth quarter of 2002 and first six months of 2003.

As a result of the above, earnings from continuing operations were $1.7 million for the three months ended June 30, 2003 compared to $19.7 million for the three months ended June 30, 2002. Earnings from continuing operations for the six months ended June 30, 2003 were $1.9 million compared to $25.8 million for the six months ended June 30, 2002.

Discontinued operations for the three months ended June 30, 2003 includes a charge for the final post-closing adjustment for the sale of Manitowoc Boom Trucks, Inc. (Manitowoc Boom Trucks). Discontinued operations for the six months ended June 30, 2003 includes: the post-closing adjustment for the sale of Manitowoc Boom Trucks; the results of operations of Femco Machine Company, Inc. (Femco) through the date of sale; and the gain on the sale of Femco. Discontinued operations for the three and six months ended June 30, 2002 include the results of operations of Femco and Manitowoc Boom Trucks.

On December 17, 2002, we entered into an agreement with Quantum Heavy Equipment, LLC (Quantum) to sell all of the outstanding stock of Manitowoc Boom Trucks. The Department of Justice approved the sale on December 30, 2002, and it was completed on December 31, 2002. Cash proceeds from the sale of Manitowoc Boom Trucks, a business in the Crane segment, were approximately $13.2 million, which was subject to post-closing adjustments. The disposition represents a discontinued operation under SFAS No. 144. Accordingly, results of Manitowoc Boom Trucks have been classified as discontinued, and prior periods have been restated.

During the second quarter of 2003, we agreed in principle with Quantum to the final post-closing adjustment for the sale of Manitowoc Boom Trucks. The agreement, once final, will result in us paying $4.7 million to Quantum. Payment of the final post-closing adjustment is expected in the third quarter of 2003. This payment is largely the result of reduction in working capital of Manitowoc Boom Trucks from September 30, 2002 to December 31, 2002 for which the company already received the cash. The agreement resulted in us recording an additional charge for the sale of Manitowoc Boom Trucks of approximately $0.6 million ($0.4 million net of tax) during the second quarter of 2003. This charge is recorded in loss on sale of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

On February 14, 2003, we finalized the sale of Femco, a business in our Crane segment engaged in aftermarket sales of replacement parts and industrial repair, to a group of private investors led by the current Femco management and its employees. After the Grove acquisition, it was determined that Femco was not a core business to the Crane segment. Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of tax) in the first quarter of 2003. The disposition of Femco represents a discontinued operation under SFAS No. 144. Results of Femco have been classified as discontinued and prior periods have been restated. The financial results of the company for the three months ended June 30, 2003 does not include any results of Femco.

Financial Condition

First Six Months of 2003

During the first six months of 2003, cash and cash equivalents decreased $3.7 million to $24.3 million at June 30, 2003. Cash flows from continuing operations for the six months ended June 30, 2003 were $23.5 million. Historically, the first six months of our year has not been a strong generating cash flow period due to the seasonality of our businesses. During the first six months of 2003 the most significant providers of cash were an increase in accounts payable and other liabilities totaling $33.3 million and a $9.0 million tax refund, while receivables and inventories increased $31.6 million and $14.5 million, respectively. This is primarily due to increased production within the Crane and Foodservice segments in the first half of each year. These businesses typically increase activity compared to lower volumes in the fourth quarter in preparation for the higher volume second and third quarters.

In addition, the company received approximately $7.0 million of cash from the sale of Femco during the first quarter of 2003. These cash proceeds are reported in the discontinued operations section of the cash flow from investing activities.

As a result of the strong cash flow from operations and the cash proceeds received from the sale of Femco, we paid down approximately $28.3 million of debt during the first half of 2003.

First Six Months of 2002

During the first six months of 2002, accounts receivable and inventories of continuing operations increased by $76.5 million and $21.4 million, respectively. These increases were much greater than the first six months of 2002 due to a delay in the typical seasonal upturn in the Foodservice and Crane segments. Increases in production and sales activity within those segments normally occur earlier in the second quarter than they did in 2002. These increases in accounts receivable and inventory were funded by cash from operations excluding working capital changes of $44.9 million, and an increase in accounts and income taxes payable of $57.4 million.

Excluding the impact of changes in foreign currency rates, total outstanding debt increased $9.5 million during the first six months of 2002. This increase came primarily from the company's borrowings under its revolving credit facility in the United States. These borrowings were used to partially fund capital expenditures of continuing operations of $12.8 million.

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, and dividends. The primary sources of cash for each of these are cash flows from continuing operations and borrowings under our Senior Credit Facility. We had $100.7 million of unused availability under the terms of the Revolving Credit portion of our Senior Credit Facility at June 30, 2003.

Our debt at June 30, 2003 consisted primarily of our Senior Credit Facility, our Senior Subordinated Notes due 2011 and our Senior Subordinated Notes due 2012.

At June 30, 2003, the Senior Credit Facility consisted of Term Loan A and Term Loan B facilities totaling $246.8 million. There was no amount outstanding under the Revolving Credit portion of our Senior Credit Facility at June 30, 2003. As a result of prepayments made, Term Loan A requires no additional principal payments during 2003. Term Loan B requires quarterly principal payments of $0.4 million through March 2006 and $33.3 million from June 2006 through May 2007. Substantially all of our domestic tangible and intangible assets are pledged as collateral under the Senior Credit Facility.

Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the Senior Credit Facility. The weighted-average interest rates for Term Loan A and Term Loan B were 3.77% and 4.01%, respectively, at June 30, 2003. The annual commitment fee in effect on the unused portion of our Revolving Credit Facility at June 30, 2003 was 0.5%.

We had outstanding at June 30, 2003, 175 million Euro ($200.2 million) of 10 3/8% Senior Subordinated Notes due 2011. The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our senior debt, are equal in rank to our 10 1/2 % Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on these Senior Subordinated Notes is payable semiannually in May and November each year. These notes can be redeemed by us in whole or in part for a premium after May 15, 2006. In addition, we may redeem for a premium, at any time prior to May 15, 2004, up to 35% of the face amount of these Senior Subordinated Notes with the proceeds of one or more equity offerings.

We also had outstanding at June 30, 2003, $175 million of 10 1/2% Senior Subordinated Notes due 2012. The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our senior debt, are equal in rank to our 10 3/8% Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company's domestic subsidiaries. Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year, commencing February 1, 2003. These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007. In addition, we may redeem for a premium, at any time prior to August 1, 2005, up to 35% of the face amount of these Senior Subordinated Notes with the proceeds of one or more equity offerings.

Our Senior Credit Facility and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants. In general, the covenants contained in the Senior Credit Facility are more restrictive than those of the Senior Subordinated Notes due 2011 and 2012. Among other restrictions, these covenants had required us to meet specified financial tests, which included minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios which became more restrictive over time. These covenants also limited our ability to redeem or repurchase the Senior Subordinated Notes due 2011 and 2012, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures. The Senior Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Senior Credit Facility. At June 30, 2003, we were not in compliance with certain of these financial covenants. On July 23, 2003, we received an amendment and waiver to our Senior Credit Agreement dated May 9, 2001, which cured these violations. In addition, the amendment eliminates the minimum EBITDA covenant and provides future relief under certain financial covenants that became more restrictive over time. The non-financial test covenants discussed above are still in-place under the amended Senior Credit Agreement. Based upon our current plans and outlook, we believe we will be able to comply with the amended covenants during the subsequent 12-month period.

In April 2001, Standard & Poor's assigned a double "B" corporate credit rating to our company, a double "B" rating to our Senior Credit Facility, and a single "B" plus rating to our Senior Subordinated Notes, all with a stable outlook. Also in April 2001, Moody's Investors Service assigned a Ba2 rating to our Senior Credit Facility and a B2 rating to our Senior Subordinated Notes with a positive outlook. In March 2002, Standard & Poor's issued a press release stating that we had been placed on credit watch with negative implications. In July 2002, Standard & Poor's removed the credit watch, but changed it's outlook from stable to negative. In July 2003, Standard & Poor's lowered our corporate credit rating from a double "B" to a double "B" minus, lowered the rating to our Senior Credit Facility from a double "B" to a double "B" minus and lowered the rating on our Senior Subordinated Notes from a single "B" plus to a single "B." Moody's Investors Service has taken no action concerning our rating since initiating them in April 2001.

Acquisitions

On August 8, 2002 we acquired all of the outstanding common shares of Grove Investors, Inc. (Grove). The results of Grove's operations have been included in the Consolidated Statement of Operations since that date. Grove is a leading provider of mobile telescopic cranes, truck-mounted cranes, and aerial work platforms for the global market. Grove's products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal, and military end users. Grove's products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift, and National Crane.

We view Grove as a strategic fit with our crane business for a number of reasons. Grove is a global leader in the mobile telescopic crane industry, specifically in all-terrain and rough-terrain mobile telescopic cranes. We did not offer these types of cranes, so Grove filled this void in our product offering. Coupled with our recent entrance into the tower crane product line with the acquisition of Potain in 2001, Grove enables us to offer customers four major crane categories, namely crawler cranes, tower cranes, mobile telescopic cranes and boom trucks. With the addition of Grove, we are able to offer customers equipment and lifting solutions for virtually every construction application. We also believe that the combination of the two companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in its worldwide distribution and service network.

The aggregate purchase price paid for Grove was $277.8 million. This includes the issuance of $70.0 million of the company's common stock, the assumption of $202.4 million of Grove debt outstanding as of August 8, 2002, and direct acquisition costs of $5.4 million. In exchange for the outstanding shares of Grove common stock, we issued approximately 2.2 million shares of our company's common stock out of treasury with an average market price of $32.34 per share. The number of shares issued at the close of the transaction was calculated based on the average closing price of our common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction. In addition, we assumed all of Grove's outstanding liabilities, contingencies and commitments (approximately $479.3 million including the outstanding debt). Substantially all of the assumed debt was refinanced.

On April 8, 2002 we purchased the remaining 50% interest in our joint venture Manitowoc Foodservice Europe (f/k/a Fabbrica Apparecchiature per la Produzione del Ghiaccio Srl), a manufacturer of ice machines based in Italy. The aggregate cash consideration paid for the remaining interest was $3.4 million and resulted in $2.6 million of additional goodwill.

Recent Accounting Changes and Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS No. 143 establish accounting standards for the recognition and measurement of an asset retirement obligation. This statement was effective for us as of January 1, 2003, and did not have a material effect on our consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. The adoption of SFAS No. 149 is not expected to have a material impact on the company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement also addresses the classification of financial instruments that include obligations to issue equity shares as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for us commencing with our fiscal year 2004 and is not expected to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, "Consolidated Financial Statements," to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 did not have an impact on our consolidated financial statements.

Critical Accounting Policies

Our critical accounting policies have not materially changed since the 2002 Form 10-K was filed.

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

Cranes and Related Products - market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; changes in world demand for our crane product offering; the replacement cycle of technologically obsolete cranes; demand for used equipment; action of competitors; and foreign exchange rate risk.

Foodservice Equipment - market acceptance of new and innovative products; demographic information affecting families and general population growth; household income; weather; consolidations within restaurant and foodservice equipment industries; global expansion of customers; actions of competitors; the commercial ice-cube machine replacement cycle in the United States; specialty foodservice market growth; future strength of the beverage industry; and the demand for quickservice restaurants and kiosks.

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

Corporate (including factors that may affect all three segments) - changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; competitive pricing; changes in domestic and international economic and industry conditions; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations; worldwide political risk; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies; anticipate changes in revenue, margins and costs; work stoppages and labor negotiations; and the ability of our customers to obtain financing.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company's market risk disclosures have not materially changed since the 2002 Form 10-K was filed. The company's quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures: The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting: There have not been any changes in the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of the company's shareholders on May 6, 2003, management's nominees named below were elected as directors by the indicated votes cast for each nominee. Of the 20,298,444 shares of Common Stock which were represented at the meeting, at least 93.7% of the shares voting were voted for the election of each of management's nominees.

Three directors were elected to serve until the Annual Meeting of Shareholders to be held in the year 2006:
Name of Nominee	For	Withheld

Daniel W. Duval	19,673,648	624,796
James L. Packard	19,028,817	1,269,627
Terry D. Growcock	19,620,518	677,926

One director was elected to serve until the Annual Meeting of Shareholders to be held in the year 2005:
Name of Nominee	For	Withheld

Keith D. Nosbusch	19,045,279	1,253,165

There were no abstentions or broker non-votes with respect to the election of directors. In addition to the directors elected at the meeting, the company's continuing directors are Gilbert F. Rankin, Robert C. Stift, Virgis W. Colbert, Dean H. Anderson, and Robert S. Throop.

In addition at the annual meeting on May 6, 2003 the shareholders approved the adoptions of The Manitowoc Company, Inc. 2003 Incentive Stock and Award plan. The following is the result of the vote:
	Votes	% o f votes cast

For	12,986,020	75.3%
Against	4,006,805	23.2%
Abstain	248,887	1.4%
Total	17,241,712	100.0%

Further information concerning the matters voted upon at the 2003 Annual Meeting of Shareholders is contained in the company's proxy statement dated April 8, 2003 with respect to the 2003 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K
  Exhibits: See exhibit index following the signature page of this Report, which is incorporated herein by reference.
  Reports on Form 8-K: The company furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2003:
  Form 8-K dated April 30, 2003 to announce earnings for the first quarter ended March 31, 2003.
  Form 8-K dated May 9, 2003, to announce the closure of the National Crane facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 14, 2003	The Manitowoc Company, Inc.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Timothy M. Wood
Timothy M. Wood
Vice President and Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
Vice President, General Counsel and Secretary

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
June 30, 2003

Exhibit No.*	Description	Filed Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X

Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.