Form 10-Q
period 2003-09-30
MANITOWOC CO INC
filed 2003-11-14
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 1-11978

The Manitowoc Company, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0448110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 South 44th Street, Manitowoc, Wisconsin	54221-0066
(Address of principal executive offices)	(Zip Code)

(920) 684-4410
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2003, the most recent practicable date, was 26,571,075.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

(In thousands, except per-share and average shares data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$422,298	$394,918	$1,235,249	$1,006,218

Costs and expenses:
Cost of sales	335,672	306,255	974,130	761,456
Engineering, selling and administrative expenses	61,079	50,178	191,880	137,571
Amortization expense	746	501	2,183	1,553
Goodwill impairment	—	—	4,900	—
Restructuring costs	1,180	—	5,910	—
Plant consolidation costs	—	—	—	3,900
Total costs and expenses	398,677	356,934	1,179,003	904,480

Earnings from operations	23,621	37,984	56,246	101,738

Other expense:
Interest expense	(13,701)	(14,640)	(43,661)	(36,596)
Other income (expense), net	(342)	(34)	(247)	403
Total other expense	(14,043)	(14,674)	(43,908)	(36,193)

Earnings from continuing operations before taxes on income	9,578	23,310	12,338	65,545

Provision for taxes on income	2,380	9,092	3,208	25,563

Earnings from continuing operations	7,198	14,218	9,130	39,982
Discontinued operations:

Earnings from discontinued operations, net of income taxes of $325, $16 and $906, respectively	—	510	31	1,417
Loss on sale of discontinued operations, net of income taxes of $30	—	—	(115)	—
Cumulative effect of accounting change, net of income taxes of $14,200	—	—	—	(36,800)
Net earnings	$7,198	$14,728	$9,046	$4,599

Basic earnings per share:
Earnings from continuing operations	$0.27	$0.56	$0.34	$1.62
Earnings from discontinued operations, net of income taxes	—	0.02	0.00	0.06
Loss on sale of discontinued operations, net of income taxes	—	—	0.00	—
Cumulative effect of accounting change, net of income taxes	—	—	—	(1.49)
Net earnings	$0.27	$0.58	$0.34	$0.19

Diluted earnings per share:
Earnings from continuing operations	$0.27	$0.55	$0.34	$1.58
Earnings from discontinued operations, net of income taxes	—	0.02	0.00	0.06
Loss on sale of discontinued operations, net of income taxes	—	—	0.00	—
Cumulative effect of accounting change, net of income taxes	—	—	—	(1.46)
Net earnings	$0.27	$0.57	$0.34	$0.18

Weighted average shares outstanding - basic	26,548,792	25,600,024	26,544,440	24,739,123
Weighted average shares outstanding - diluted	26,718,724	25,983,241	26,643,304	25,257,522

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of September 30, 2003 and December 31, 2002

 (In thousands, except share data)

Assets	September 30, 2003	December 31, 2002
Current Assets:	(Unaudited)
Cash and cash equivalents	$55,513	$28,035
Marketable securities	2,218	2,371
Accounts receivable, less allowances of $24,683 and $43,156	224,404	226,091
Inventories-net	276,018	255,218
Deferred income taxes	88,112	96,741
Other current assets	45,726	38,708
Total current assets	691,991	647,164

Property, plant and equipment-net	305,138	319,301
Goodwill-net	417,316	380,338
Other intangible assets-net	125,116	127,299
Deferred income taxes	5,302	19,662
Other non-current assets	60,881	83,359
Total assets	$1,605,744	$1,577,123

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$394,407	$350,315
Current portion of long-term debt	4,349	33,328
Short-term borrowings	8,684	9,304
Product warranties	33,820	31,276
Product liabilities	33,081	36,175
Total current liabilities	474,341	460,398

Non-Current Liabilities:
Long-term debt, less current portion	615,661	623,547
Pension obligations	65,320	66,051
Postretirement health and other benefit obligations	67,821	65,777
Other non-current liabilities	70,203	66,235
Total non-current liabilities	819,005	821,610
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock (36,746,482 shares issued, 26,417,235 and 26,412,735 shares outstanding, respectively)	367	367
Additional paid-in capital	81,289	81,230
Accumulated other comprehensive loss	(15,644)	(23,574)
Unearned compensation	(398)	(609)
Retained earnings	353,736	344,689
Treasury stock, at cost (10,329,247 and 10,358,562 shares, respectively)	(106,952)	(106,988)
Total stockholders’ equity	312,398	295,115
Total liabilities and stockholders’ equity	$1,605,744	$1,577,123

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operations:
Net earnings	$9,046	$4,599
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	84	(1,417)
Depreciation	33,329	20,952
Amortization of intangible assets	2,183	1,553
Amortization of deferred financing fees	3,125	2,969
Goodwill impairment	4,900	—
Deferred income taxes	(702)	2,328
Cumulative effect of accounting change, net of income taxes	—	36,800
Plant consolidation and restructuring costs	5,910	3,900
Gain on sale of property, plant and equipment	(272)	(2,191)
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	14,450	(65,365)
Inventories	(10,392)	(3,397)
Other assets	9,459	5,617
Accounts payable	13,613	29,421
Other liabilities	8,491	14,935
Net cash provided by operating activities of continuing operations	93,224	50,704
Net cash provided by operating activities of discontinued operations	503	2,889
Net cash provided by operating activities	93,727	53,593

Cash Flows from Investing:
Business acquisitions, net of cash acquired	—	3,823
Capital expenditures	(22,249)	(24,298)
Proceeds from sale of property, plant and equipment	10,709	13,346
Sale (purchase) of marketable securities	153	(67)
Net cash used for investing activities of continuing operations	(11,387)	(7,196)
Net cash provided by (used for) investing activities of discontinued operations	2,289	(288)
Net cash used for investing activities	(9,098)	(7,484)

Cash Flows from Financing:
Payment on Grove borrowings	—	(198,328)
Proceeds from senior subordinated notes	—	175,000
Payments on long-term debt	(55,194)	(20,292)
(Payments) proceeds from revolver borrowings - net	(2,000)	11,306
Debt issuance costs	(1,977)	(6,259)
Exercises of stock options	95	2,074
Net cash used for financing	(59,076)	(36,499)

Effect of exchange rate changes on cash	1,925	875

Net increase in cash and cash equivalents	27,478	10,485
Balance at beginning of period	28,035	23,581
Balance at end of period	$55,513	$34,066

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net earnings	$7,198	$14,728	$9,046	$4,599
Other comprehensive income (loss):
Derivative instrument fair market value adjustment - net of income taxes	(277)	(58)	485	312
Foreign currency translation adjustments	(172)	1,109	7,445	(8,878)

Total other comprehensive income (loss)	(449)	1,051	7,930	(8,566)

Comprehensive income (loss)	$6,749	$15,779	$16,976	$(3,967)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2003 and 2002

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 and the financial position at September 30, 2003.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2002.  The consolidated balance sheet as of December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Acquisitions

2002

On August 8, 2002 the company acquired all of the outstanding common shares of Grove Investors, Inc. (Grove). The results of Grove’s operations have been included in the Consolidated Statements of Operations since that date. Grove is a leading provider of mobile telescopic cranes, truck-mounted cranes, and aerial work platforms for the global market. Grove’s products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal, and military end users. Grove’s products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift, and National Crane.

The company views Grove as a strategic fit with its crane business for a number of reasons. Grove is a global leader in the mobile telescopic crane industry, specifically in all-terrain and rough-terrain mobile telescopic cranes. The company did not offer these types of cranes prior to the acquisition, so Grove filled this void in the company’s product offering. Coupled with the company’s recent entrance into the tower crane product line with the acquisition of Potain in 2001, Grove enables the company to offer customers four major crane categories, namely crawler cranes, tower cranes, mobile telescopic cranes and boom trucks. With the addition of Grove, the company is able to offer customers equipment and lifting solutions for virtually every construction application. The company also believes that the combination of the two companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in its worldwide distribution and service network.

The aggregate purchase price paid for Grove was $277.8 million. This includes the issuance of $70.0 million of the company’s common stock, the assumption of $202.4 million of Grove debt outstanding as of August 8, 2002, and direct acquisition costs of $5.4 million. In exchange for the outstanding shares of Grove common stock, the company issued approximately 2.2 million shares of the company’s common stock out of treasury with an average market price of $32.34 per share. The number of shares issued at the close of the transaction was calculated based on the average closing price of the company’s common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction. In addition, the company assumed all of Grove’s outstanding liabilities (approximately $479.9 million including the outstanding debt), contingencies and commitments. Substantially all of the assumed debt was refinanced.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

August 8, 2002
Current assets	$304,500
Property, plant and equipment	116,734
Goodwill	73,741
Other intangible assets	45,000
Other long-term assets	15,366
Total assets acquired	555,341
Current liabilities, excluding current debt	129,844
Debt	202,420
Other long-term liabilities	147,638
Total liabilities assumed	479,902
Net assets acquired	$75,439

Total current assets of $304.5 million includes cash acquired of $13.8 million. The purchase consideration paid in excess of the fair values of the assets acquired and liabilities assumed was allocated first to the identifiable intangible assets with the remaining excess accounted for as goodwill. The company obtained third party valuations of certain tangible and identifiable intangible assets. Based upon the appraisal report of identifiable intangible assets, the allocation was as follows: $26.0 million to trademarks and tradenames with an indefinite life; $11.9 million to an in-place distributor network with an indefinite life; $7.1 million to patents with a weighted-average 10-year life; and the remaining $73.7 million to goodwill. The $73.7 million of goodwill is included in the Crane segment. None of that amount is deductible for tax purposes. The company also obtained third party valuations of the fair value of inventory and property, plant and equipment acquired. Based upon the appraisal reports of these assets, the company increased the value of inventory and property, plant and equipment by $3.3 million and $1.1 million, respectively. The $3.3 million fair value adjustment to inventory was charged to cost of goods sold during the fourth quarter of 2002 as the related inventory items were sold. The $1.1 million fair value adjustment to property, plant and equipment is being depreciated over the estimated remaining useful lives of the property, plant and equipment.

During the first nine months of 2003, the company completed the purchase accounting related to the Grove acquisition.  During 2003 the company recorded $40.8 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet.  The purchase accounting adjustments relate to the following: $21.8 million to finalize the accounting for deferred income taxes, related primarily to the Grove non-U.S. operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania (see further detail in Note 9. “Plant Consolidation and Restructuring”); $2.1 million, $0.5 million and $0.9 million for additional accounts receivable, inventory and warranty reserves, respectively; $1.2 million related to severance and other employee related costs for headcount reductions at the Grove facilities in Europe (see further detail in Note 9. “Plant Consolidation and Restructuring”) and $1.9 million for other purchase accounting related items.

During 2002 the company also completed certain restructuring and integration activities relating to the Grove acquisition.  The company recorded a charge totaling $12.1 million related to these restructuring and integration activities during 2002.  Of this amount $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during the fourth quarter of 2002.  The $4.4 million recorded in the opening balance sheet related to severance and other employee related costs for headcount reductions at Grove facilities.  See further detail in Note 9. “Plant Consolidation and Restructuring.”

The following unaudited pro forma financial information for the three and nine months ended September 30, 2002 assumes the 2002 acquisition of Grove occurred as of January 1, 2002.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Net sales	$449,772	$1,340,308
Earnings from continuing operations before taxes on income	$12,547	$46,566
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$7,654	$28,405
Net earnings (loss)	$8,164	$(6,978)

Basic earnings per share:
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.30	$1.15
Net earnings (loss)	$0.31	$(0.28)

Diluted earnings per share:
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.29	$1.13
Net earnings (loss)	$0.31	$(0.28)

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

3. Discontinued Operations

In connection with the Grove acquisition, the United States Department of Justice raised concerns about a possible reduction in competition in the United States boom truck market that could result from the acquisition.  In order to address these concerns, the company and Grove agreed with the Department of Justice that, following the completion of the Grove acquisition, the company would divest of either Manitowoc Boom Trucks, Inc. (Manitowoc Boom Trucks) or National Crane Corporation (Grove’s boom truck business). On December 17, 2002, the Company entered into an agreement with Quantum Heavy Equipment, LLC (Quantum) to sell all of the outstanding stock of Manitowoc Boom Trucks. The Department of Justice approved the sale on December 30, 2002, and it was completed on December 31, 2002.

Cash proceeds from the sale of Manitowoc Boom Trucks, a business in the Crane segment, were approximately $13.2 million, subject to post-closing adjustments, and resulted in a loss on sale of approximately $32.9 million ($23.3 million net of tax) in the fourth quarter of 2002. The disposition represents a discontinued operation under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, results of Manitowoc Boom Trucks have been classified as discontinued for the three and nine months ended September 30, 2002.

During the third quarter of 2003, the company and Quantum agreed to a final post-closing adjustment for the sale of Manitowoc Boom Trucks.  The agreement resulted in the company paying $4.7 million to Quantum during the third quarter of 2003.  This payment was largely the result of reduction in working capital of Manitowoc Boom Trucks from September 30, 2002 to December 31, 2002 for which the company already received the cash.  The agreement resulted in the company recording an additional charge for the sale of Manitowoc Boom Trucks of approximately $0.6 million ($0.4 million net of tax) during the second quarter of 2003.  This charge is recorded in loss on sale of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

The following selected financial data of Manitowoc Boom Trucks for the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no activity related to Manitowoc Boom Trucks during the three months ended September 30, 2003.  There were no general corporate expenses or interest expense allocated to discontinued operations during the periods.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Net sales	$9,963	$—	$36,261

Pretax earnings from discontinued operations	$586	$—	$1,301
Pretax loss on disposal	—	(584)	—
Provision (benefit) for taxes on income	228	(179)	507
Net earnings (loss) from discontinued operations	$358	$(405)	$794

On February 14, 2003, the company finalized the sale of Femco Machine Company, Inc. (Femco), the Crane segment’s crane and excavator aftermarket replacement parts and industrial repair business, to a group of private investors led by the current Femco management and its employees. After the Grove acquisition, it was determined that Femco was not a core business to the Crane segment.  Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of tax). The disposition of Femco represents a discontinued operation under SFAS No. 144. Results of Femco have been classified as discontinued, and the results for the three and nine months ended September 30, 2002 have been restated to exclude the results of Femco.  During December 2002, the company recorded a $3.4 million ($2.1 million net of tax) charge related to the decision to sell Femco. Of the charge, $2.2 million related to recording the net assets of Femco at estimated fair value less cost to sell. In addition, the company performed an impairment analysis of the Femco goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that the entire $1.2 million of goodwill related to Femco was impaired. The $3.4 million charge was recorded in discontinued operations in accordance with SFAS No. 144.

The following selected financial data of Femco for the period from January 1, 2003 through February 14, 2003 and the three and nine months ended September 30, 2002 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no activity related to Femco during the three months ended September 30, 2003.  There were no general corporate expenses or interest expense allocated to discontinued operations during any period.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Net sales	$5,035	$2,178	$14,987

Pretax earnings from discontinued operations	$249	$47	$1,022
Pretax gain on disposal	—	439	—
Provision for taxes on income	97	165	399
Net earnings from discontinued operations	$152	$321	$623

4. Inventories

The components of inventory at September 30, 2003 and December 31, 2002 are summarized as follows:

	September 30, 2003	December 31, 2002
Inventories - gross:
Raw materials	$98,797	$90,958
Work-in-process	88,178	99,545
Finished goods	145,661	127,073
Total inventories - gross	332,636	317,576
Excess and obsolete inventory reserve	(37,935)	(43,734)
Net inventories at FIFO cost	294,701	273,842
Excess of FIFO costs over LIFO value	(18,683)	(18,624)
Inventories - net	$276,018	$255,218

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for  86% of total inventory for both September 30, 2003 and December 31, 2002.  The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

5. Stock-Based Compensation

The company accounts for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in earnings, as all option grants under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  During the nine months ended September 2003, the company recognized approximately $0.2 million of compensation expense related to restricted stock which was issued during 2002.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported net earnings	$7,198	$14,728	$9,046	$4,599
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(1,926)	(669)	(5,178)	(2,200)
Pro forma net earnings	$5,272	$14,059	$3,868	$2,399
Earnings per share:
Basic - as reported	$0.27	$0.58	$0.34	$0.19
Basic - pro forma	$0.20	$0.55	$0.15	$0.10
Diluted - as reported	$0.27	$0.57	$0.34	$0.18
Diluted - pro forma	$0.20	$0.54	$0.15	$0.09

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” was issued. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity’s method of accounting for stock-based employee compensation. The company has adopted the disclosure provisions of SFAS No. 148.

6.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. Recent estimates indicate that the total costs to clean up this site are approximately $30 million.  However the ultimate allocations of cost for this site are not yet final. Although liability is joint and several, the company’s share of liability is estimated to be 11% of the total cost. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter. The amounts the company has spent each year through September 30, 2003 to comply with its portion of the cleanup costs have not been material. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at September 30, 2003, is $0.7 million. Based on the size of the company’s current allocation of liability at this site, the existence of other viable potentially responsible parties and current reserves, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation. Based upon available information, the ultimate costs are not expected to be material to the company.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.

As of September 30, 2003, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. Prior to October 1, 2002, the company’s retention levels were $0.1 million per occurrence for Potain crane products; $1.0 million per occurrence for all other crane products (except for Grove); $1.0 million per occurrence for Foodservice products during 1990 to 1996; and $0.1 million per occurrence for Foodservice products during 1997 to present. Prior to the acquisition, a former owner of Grove purchased an insurance policy which effectively indemnified Grove against claims arising prior to October 1, 1997, up to an aggregate loss limit of $85.0 million. Beginning October 1, 1997, Grove’s insurance included self-insurance retention levels of $2.0 million per occurrence with an aggregate loss limit of $15.0 million per year for 1997 through 2000 and self-insurance retention levels of $3.0 million per occurrence with an aggregate loss limit of $15.0 million per year for 2000 through October 2002. Effective October 1, 2002, the company adjusted its self-insurance retention limits for all United States crane product liability claims, including Grove, to $2.0 million per occurrence with an aggregate loss limit of $15.0 million per year (before excess umbrella coverage). All non-United States crane product liability claims (other than Potain) are fully insured or reserved with a small deductible payable by the company. The Potain and Foodservice self-insurance retention levels remained consistent. Prior to October 1, 2002, the insurer’s annual contribution is limited to $25 million for Marine businesses, $25 million (1997-1998) and $50 million (1998-October 1, 2002) for Foodservice and Crane (other than Grove) businesses, and $100 million for Grove. Effective October 1, 2002, the company adjusted the insurer’s annual contribution limit to $100 million for all Foodservice and Crane businesses, whereas the insurer’s annual contribution limit for Marine cases remained at $25 million.

Product liability reserves in the Consolidated Balance Sheet at September 30, 2003 were $33.1 million; $10.5 million reserved specifically for cases and $22.6 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated settlements on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and the solvency of insurance carriers.

At September 30, 2003 and December 31, 2002, the company had reserved $41.6 million and $38.5 million,

respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently a material warranty issue can arise which is beyond the scope of the company’s historical experience.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of the company’s historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

The company is also involved in various other legal actions arising in the normal course of business, including numerous lawsuits involving asbestos-related claims in which the company is one of numerous defendants. After taking into consideration legal counsel’s evaluation of such actions, the current political environment with respect to asbestos related claims, and the liabilities accrued with respect to such matters, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the financial condition, results of operations or cash flows of the company.

At September 30, 2003 the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $25.7 million primarily related to business in the Marine segment.

7.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Basic weighted average common shares outstanding	26,548,792	25,600,024	26,544,440	24,739,123
Effect of dilutive securities - stock options	169,932	383,217	98,864	518,399
Diluted weighted average common shares outstanding	26,718,724	25,983,241	26,643,304	25,257,522

8. Guarantees

As of September 30, 2003, the company offers certain buyback commitments and guaranteed residual values on cranes and indemnifications under its accounts receivable factoring arrangements.  Effective January 1, 2003, the company adopted the initial recognition and measurement provisions of FASB Interpretation (FIN) No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Therefore, for all indemnifications or guarantees meeting the FIN No. 45 requirements of an obligation and issued by the company beginning January 1, 2003, the company is required to recognize a liability for the fair value of such obligations.  The adoption of the initial recognition and measurement provisions of FIN No. 45 did not have a material impact on the company’s financial statements.

The company periodically enters into transactions with customers that provide for residual value guarantees.  These transactions are recorded as operating leases.  Net proceeds received in connection with the initial transactions have been recorded as deferred revenue and are being amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at September 30, 2003 and December 31, 2002 were $52.3 million and $42.3 million, respectively.

If all buyback commitments outstanding were satisfied at September 30, 2003, the total cash cost to the company would be $23.2 million.  These buyback commitments expire at various times through 2008.

On May 28, 1999, the company entered into an accounts receivable factoring arrangement with a bank.  Under this arrangement, the company is required to purchase from the bank the first $0.5 million and amounts greater than $1.0 million of the aggregate uncollected receivables during a twelve-month period.  The company’s factoring liability, net of cash collected from customers, was $19.5 million at both September 30, 2003 and December 31, 2002.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some case materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of shipped units and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine months ended September 30, 2003:

Balance at December 31, 2002	$38,514
Accruals for warranties issued during the nine months	18,038
Settlements made (in cash or in kind) during the nine months	(16,922)
Grove purchase accounting adjustment	632
Currency translation	1,323
Balance at September 30, 2003	$41,585

9. Plant Consolidations and Restructuring

During the first quarter of 2002, the company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations into other of its Foodservice operations.  These actions were taken in an effort to streamline the company’s cost structure and utilize available capacity.  The charge included $2.8 million to write-down the building and land, which are available for sale, to estimated fair market value less cost to sell, $0.7 million related to the write-down of certain equipment, and $0.4 million related to severance and other employee related costs.  The entire charge was paid or utilized by December 31, 2002.

During the second quarter of 2002, the company finalized the purchase accounting for the Potain acquisition, which included recording an $8.1 million liability associated with certain restructuring and integration activities.  To achieve reductions in operating costs and to integrate the operations of Potain, the company recorded an $8.1 million liability related primarily to employee severance benefits for workforce reductions.  Approximately 135 hourly and salaried positions were eliminated.  To date the company has utilized approximately $3.6 million of this liability.

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

The $4.4 million recorded in Grove’s opening balance sheet related to severance and other employee related costs for headcount reductions at various Grove facilities.  The $7.7 million charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc and Potain facilities, $2.7 million related to the write-down of certain property, plant and equipment, and $1.0 million related to lease termination costs.  In total, approximately 600 hourly and salaried positions will be eliminated and four facilities will be consolidated into other Crane operations.  To date, the company has utilized approximately $8.3 million of the total $12.1 million reserve which includes $2.7 million non-cash write-down of property, plant and equipment, and $5.6 million cash paid to employees for severance.  The remaining $3.8 million reserve is recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet and will be utilized by the company during the remainder of 2003.

During the second quarter of 2003 the company completed certain additional integration activities related to the Grove acquisition and other restructuring activities in the Crane segment.  The integration and restructuring charges recorded during the second quarter of 2003 include the following:  $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania;  $4.2 million to write-down certain facilities to estimated book value less cost to sell as a result of consolidation of certain Crane segment operations; $0.9 million related to severance and other employee related costs for headcount reductions at the Grove facilities in Europe; and $0.6 million for others Crane segment related restructuring.  Both the $12.4 million charge for the consolidation of National Crane and the $0.9 million charge for severance and other employee related costs were recorded in the opening balance sheet of Grove.  The $4.2 million charge for the write-down of the facilities and the $0.6 million charge for other Crane segment related restructuring were recorded as a charge to earnings during the second quarter of 2003.  All of these actions were taken in an effort to achieve further reductions in operating costs, to integrate and consolidate certain operations and functions within the segment and to utilize available capacity.

The actions to consolidate the National Crane facility with the Grove facility were taken in an effort to streamline the company’s cost structure and utilize available capacity at the Grove facility.  The charge included $3.7 million related to severance and other employee related costs for workforce reductions.  Approximately 290 hourly and salaried positions will be eliminated with the consolidation. The charge also included $6.8 million to write-down the National Crane building and land to estimated fair market value less cost to sell, to prepare the facility for sale and to write-down certain machinery and equipment which will not be relocated to the Grove facility.  In addition, the company recorded reserves of $1.2 million to write-off inventory which was acquired in the Grove acquisition and will not be relocated and $0.7 million for other consolidation costs.  Of the $12.4 million recorded for the consolidation of the National Crane facility, approximately $6.2 million will be non-cash-related charges.  Of the $6.2 million cash related charges, $0.1 has been utilized as of September 30, 2003.  The cash payments are expected to be completed by the first quarter of 2004.  In addition to the $12.4 million recorded in the opening balance sheet, the company estimates an additional $2.8 million will be recorded as a charge to earnings during the remainder of 2003 for consolidation costs which will be expensed as incurred.  During the three months ended September 30, 2003, the company incurred approximately $0.3 million of the total estimated $2.8 million of restructuring charges, and is included in Restructuring Costs in the Consolidated Statement of Earnings for the three and nine months ended September 30, 2003.

The $4.2 million pre-tax charge was recorded by the company to write-down certain facilities to estimated fair value less costs to sell as a result of the consolidation of certain Crane segment operations.  The entire $4.2 million charge is a non-cash charge.

During the second quarter of 2003 the company completed negotiations with the works council in Europe and recorded an $0.9 million reserve in the Grove opening balance sheet for costs related to work force reductions in its Grove facilities in Europe.  Approximately 10 salaried positions will be eliminated as a result of the work force reduction.  None of this reserve has been utilized as of September 30, 2003. The cash payments are expected to be completed during the fourth quarter of 2003.

On January 1, 2003, the company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for certain costs associated with an exit or disposal activity be recognized when the liability is incurred.  During the first nine months of 2003 the company incurred approximately $1.4 million of restructuring costs related to the consolidation of its European crane facilities.  The company estimates an additional $0.9 million will be recorded as a charge to earnings during the remainder of 2003 for Crane segment restructuring in its European operations.  These charges have been included in Restructuring Costs in the Consolidated Statement of Earnings for the three and nine months ended September 30, 2003.  For the nine months ended September 30, 2003, the company reclassified $0.6 million of these restructuring charges which were recorded in Engineering, Selling and Administration Expenses during the six months ended June 30, 2003 to Restructuring Costs in the Consolidated Statement of Operations.

10.  Goodwill and Other Intangible Assets

Effective January 1, 2002, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. Previous accounting rules incorporated a comparison of book value to undiscounted cash flows. The new rules require a comparison of book value to fair value.

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

Upon adoption of SFAS No. 142, goodwill and indefinite-lived intangible assets ceased being amortized, and were tested for impairment. Using the SFAS No. 142 approach described above, the company estimated the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. As a result, the company recorded a transitional goodwill impairment charge as of January 1, 2002 of $51.0 million ($36.8 million net of income taxes) which is reflected as a cumulative effect of accounting change in the Consolidated Statement of Operations. This charge relates to the company’s reporting units as follows: Beverage Group (Foodservice segment) $33.1 million and Manitowoc Boom Trucks (Crane segment) $17.9 million. The charge was based on current economic conditions in these industries. This transitional impairment charge resulted from the application of the new impairment methodology introduced by SFAS No. 142. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002. During the fourth quarter of 2002, when the company finalized its decision to divest of Femco, an impairment analysis of the goodwill related to Femco was performed in accordance with SFAS No. 142. As a result, the company recorded an additional goodwill impairment charge of $1.2 million.

During the second quarter of 2003 the company completed its annual impairment analysis of goodwill and other intangible assets in accordance with SFAS No. 142.  As a result, the company recorded a goodwill impairment charge of $4.9 million in the Consolidated Statement of Operations.  This charge relates to the company’s Aerial Work Platform reporting unit, a reporting unit in the company’s Crane segment.  The charge was based on current economic conditions in this reporting unit.  The fair value of this reporting unit was based on management’s’ estimates of future cash flows.

The changes in the carrying amount of goodwill by reportable segment were as follows.

	Cranes and Related Products	Foodservice Equipment	Marine	Total

Balance as of January 1, 2002	$243,286	$217,036	$47,417	$507,739
Goodwill of acquired businesses	32,945	1,872	—	34,817
Purchase accounting adjustments, net	(7,264)	—	—	(7,264)
Allocation of purchase price to other intangible assets	(84,300)	—	—	(84,300)
Impairment charge upon adoption of SFAS No. 142	(17,900)	(33,100)	—	(51,000)
Sale of Manitowoc Boom Trucks	(19,204)	—	—	(19,204)
Femco impairment charge	(1,194)	—	—	(1,194)
Foreign currency impact	744	—	—	744
Balance as of December 31, 2002	147,113	185,808	47,417	380,338
Purchase accounting adjustments, net	40,796	678	—	41,474
Impairment charge	(4,900)	—	—	(4,900)
Foreign currency impact	404	—	—	404
Balance as of September 30, 2003	$183,413	$186,486	$47,417	$417,316

During the first quarter of 2002, $84.3 million of the excess of the cost over fair value of the net assets acquired in the Potain acquisition was allocated to other intangible assets. Based upon management’s estimates, including consideration of appraisal information, the allocation was as follows: $53.0 million to trademarks and tradenames with an indefinite life; $17.5 million to patents with a weighted-average 15-year life; $8.8 million to engineering drawings with a weighted-average 15-year life; and $5.0 million to an in-place distribution network with an indefinite life. During the fourth quarter of 2002 a portion of the excess of the cost over fair value of the net assets acquired in the Grove acquisition was allocated to specific other intangible assets. Based upon management’s estimates, including consideration of appraisal information, the allocation was as follows: $26.0 million to trademarks and tradenames with an indefinite life; $11.9 million to an in-place distributor network with an indefinite life; and $7.1 million to patents with a weighted-average 10 year life. The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill, all as a result of the Potain and Grove acquisitions, were as follows as of September 30, 2003 and December 31, 2002.

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Net Accumulated Amortization	Gross Book Value	Net Carrying Amount	Accumulated Amortization	Book Value

Trademarks and tradenames	$79,000	$—	$79,000	$79,000	$—	$79,000
Patents	24,600	(2,835)	21,765	24,600	(1,376)	23,224
Engineering drawings	8,800	(1,349)	7,451	8,800	(625)	8,175
Distribution network	16,900	—	16,900	16,900	—	16,900
	$129,300	$(4,184)	$125,116	$129,300	$(2,001)	$127,299

11.  Recent Accounting Changes and Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of SFAS No. 143 establish accounting standards for the recognition and measurement of an asset retirement obligation. This statement was effective for the company as of January 1, 2003 and did not have a material effect on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002,” which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. SFAS No. 145 was effective for the company beginning January 1, 2003. The adoption of SFAS No. 145 will result in the company reclassifying its 2001 loss on early extinguishment of debt from an extraordinary item to a component of earnings from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than up front. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments.  The adoption of SFAS No. 149 did not have a material impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement also addresses the classification of financial instruments that include obligations to issue equity shares as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective as of July 1, 2003.  The adoption of SFAS No. 150 did not have an impact on the company’s consolidated financial statements.

In November 2002, the EITF reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for the company commencing with its fiscal year 2004 and is not expected to have a material impact on its consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN No. 46 applies no later than December 31, 2003. FIN No. 46 did not have an impact on the company’s consolidated financial statements.

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$243,972	$200,976	$(22,650)	$422,298
Costs and expenses:
Cost of sales	—	191,827	166,495	(22,650)	335,672
Engineering, selling and administrative	3,897	33,754	23,428	—	61,079
Amortization expense	—	178	568	—	746
Restructuring costs	—	311	869	—	1,180
Total costs and expenses	3,897	226,070	191,360	(22,650)	398,677

Earnings (loss) from operations	(3,897)	17,902	9,616	—	23,621

Other income (expense):
Interest expense	(12,077)	(501)	(1,123)	—	(13,701)
Management fee income (expense)	4,806	(4,551)	(255)	—	—
Other income (expense), net	5,709	(3,410)	(2,641)	—	(342)
Total other income (expense)	(1,562)	(8,462)	(4,019)	—	(14,043)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(5,459)	9,440	5,597	—	9,578
Provision (benefit) for taxes on income	(62)	107	2,335	—	2,380
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(5,397)	9,333	3,262	—	7,198
Equity in earnings of subsidiaries	12,595	—	—	(12,595)	—
Net earnings	$7,198	$9,333	$3,262	$(12,595)	$7,198

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2002
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$267,669	$148,215	$(20,966)	$394,918
Costs and expenses:
Cost of sales	—	207,199	120,022	(20,966)	306,255
Engineering, selling and administrative	3,345	32,177	14,656	—	50,178
Amortization expense	—	—	501	—	501
Total costs and expenses	3,345	239,376	135,179	(20,966)	356,934

Earnings (loss) from operations	(3,345)	28,293	13,036	—	37,984

Other expense:
Interest expense	(13,068)	466	(2,038)	—	(14,640)
Management fee income (expense)	3,784	(3,784)	—	—	—
Other income (expense), net	8	227	(269)	—	(34)
Total other expense	(9,276)	(3,091)	(2,307)	—	(14,674)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(12,621)	25,202	10,729	—	23,310
Provision (benefit) for taxes on income	(5,324)	10,631	3,785	—	9,092
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(7,297)	14,571	6,944	—	14,218
Equity in earnings of subsidiaries	22,025	—	—	(22,025)	—
Earnings from continuing operations	14,728	14,571	6,944	(22,025)	14,218
Discontinued operations:
Earnings from discontinued operations, net of tax of $325	—	510	—	—	510

Net earnings	$14,728	$15,081	$6,944	$(22,025)	$14,728

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$734,134	$587,500	$(86,385)	$1,235,249
Costs and expenses:
Cost of sales	—	578,434	482,081	(86,385)	974,130
Engineering, selling and administrative	12,478	102,967	76,435	—	191,880
Amortization expense	—	532	1,651	—	2,183
Goodwill impairment	—	—	4,900	—	4,900
Restructuring costs	—	2,362	3,548	—	5,910
Total costs and expenses	12,478	684,295	568,615	(86,385)	1,179,003

Earnings (loss) from operations	(12,478)	49,839	18,885	—	56,246

Other income (expense):
Interest expense	(39,186)	(1,734)	(2,741)	—	(43,661)
Management fee income (expense)	14,455	(13,690)	(765)	—	—
Other income (expense), net	21,355	(10,760)	(10,842)	—	(247)
Total other income (expense)	(3,376)	(26,184)	(14,348)	—	(43,908)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(15,854)	23,655	4,537	—	12,338
Provision (benefit) for taxes on income	5,770	(8,609)	6,047	—	3,208
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(21,624)	32,264	(1,510)	—	9,130
Equity in earnings of subsidiaries	30,670	—	—	(30,670)	—
Earnings (loss) from continuing operations	9,046	32,264	(1,510)	(30,670)	9,130
Discontinued operations:
Earnings from discontinued operations, net of income tax of $16	—	31	—	—	31
Loss on sale of discontinued operations, net of income taxes of $30	—	(115)	—	—	(115)
Net earnings (loss)	$9,046	$32,180	$(1,510)	$(30,670)	$9,046

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2002
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$732,959	$314,936	$(41,677)	$1,006,218
Costs and expenses:
Cost of sales	—	552,904	250,229	(41,677)	761,456
Engineering, selling and administrative	10,550	90,402	36,619	—	137,571
Amortization expense	—	—	1,553	—	1,553
Plant consolidation costs	—	3,900	—	—	3,900
Total costs and expenses	10,550	647,206	288,401	(41,677)	904,480

Earnings (loss) from operations	(10,550)	85,753	26,535	—	101,738

Other income (expense):
Interest expense	(32,722)	(510)	(3,364)	—	(36,596)
Management fee income (expense)	11,441	(12,116)	675	—	—
Other income (expense), net	(531)	845	89	—	403
Total other income (expense)	(21,812)	(11,781)	(2,600)	—	(36,193)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(32,362)	73,972	23,935	—	65,545
Provision (benefit) for taxes on income	(12,431)	28,414	9,580	—	25,563
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(19,931)	45,558	14,355	—	39,982
Equity in earnings of subsidiaries	61,330	—	—	(61,330)	—
Earnings from continuing operations	41,399	45,558	14,355	(61,330)	39,982
Discontinued operations:
Earnings from discontinued operations, net of income tax of $906	—	1,417	—	—	1,417
Cumulative effect of accounting change, net of income tax of $14,200	(36,800)	(36,800)	—	36,800	(36,800)

Net earnings	$4,599	$10,175	$14,355	$(24,530)	$4,599

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$17,444	$592	$37,477	$—	$55,513
Marketable securities	2,218	—	—	—	2,218
Accounts receivable - net	3,900	74,081	146,423	—	224,404
Inventories - net	—	105,025	170,993	—	276,018
Deferred income taxes	57,343	(206)	30,975	—	88,112
Other current assets	49	23,847	21,830	—	45,726
Total current assets	80,954	203,339	407,698	—	691,991

Property, plant and equipment - net	11,937	133,676	159,525	—	305,138
Goodwill - net	—	236,688	180,628	—	417,316
Other intangible assets - net	—	41,196	83,920	—	125,116
Deferred income taxes	16,565	2,192	(13,455)	—	5,302
Other non-current assets	29,899	26,745	4,237	—	60,881
Equity in affiliates	448,160	62,131	210,669	(720,960)	—
Total assets	$587,515	$705,967	$1,033,222	$(720,960)	$1,605,744

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,413	$176,000	$199,994	$—	$394,407
Current portion long-term debt	250	—	4,099	—	4,349
Short-term borrowings	—	—	8,684	—	8,684
Product warranties	—	19,303	14,517	—	33,820
Product liabilities	—	24,275	8,806	—	33,081
Total current liabilities	18,663	219,578	236,100	—	474,341

Non-Current Liabilities:
Long-term debt, less current portion	597,441	—	18,220	—	615,661
Pension obligations	10,243	21,186	33,891	—	65,320
Postretirement health and other benefit obligations	1,006	66,815	—	—	67,821
Intercompany payable/(receivable) - net	(365,397)	(139,656)	291,972	213,081	—
Other non-current liabilities	13,161	9,704	47,338	—	70,203
Total non-current liabilities	256,454	(41,951)	391,421	213,081	819,005

Stockholders’ Equity	312,398	528,340	405,701	(934,041)	312,398

Total liabilities and stockholders’ equity	$587,515	$705,967	$1,033,222	$(720,960)	$1,605,744

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2002
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,650	$(1,458)	$26,843	$—	$28,035
Marketable securities	2,371	—	—	—	2,371
Accounts receivable - net	3,934	87,624	134,533	—	226,091
Inventories - net	—	112,425	142,793	—	255,218
Deferred income taxes	72,887	(206)	24,060	—	96,741
Other current assets	429	34,897	3,382	—	38,708
Total current assets	82,271	233,282	331,611	—	647,164

Property, plant and equipment - net	12,687	148,153	158,461	—	319,301
Goodwill - net	—	191,071	189,267	—	380,338
Other intangible assets - net	5,439	32,093	89,767	—	127,299
Deferred income taxes	9,931	9,517	214	—	19,662
Other non-current assets	29,201	10,314	43,844	—	83,359
Equity in affiliates	448,160	73,857	204,198	(726,215)	—
Total assets	$587,689	$698,287	$1,017,362	$(726,215)	$1,577,123

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$20,881	$152,302	$177,132	$—	$350,315
Current portion long-term debt	28,419	—	4,909	—	33,328
Short-term borrowings	2,000	—	7,304	—	9,304
Product warranties	—	19,764	11,512	—	31,276
Product liabilities	—	27,801	8,374	—	36,175
Total current liabilities	51,300	199,867	209,231	—	460,398

Non-Current Liabilities:
Long-term debt, less current portion	609,836	209	13,502	—	623,547
Pension obligation	10,357	22,223	33,471	—	66,051
Postretirement health and other benefit obligations	925	64,852	—	—	65,777
Intercompany payable/(receivable) - net	(377,767)	(209,380)	351,745	235,402	—
Other non-current liabilities	(2,077)	9,067	59,245	—	66,235
Total non-current liabilities	241,274	(113,029)	457,963	235,402	821,610

Stockholders’ Equity	295,115	611,449	350,168	(961,617)	295,115

Total liabilities and stockholders’ equity	$587,689	$698,287	$1,017,362	$(726,215)	$1,577,123

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$33,844	$43,041	$47,512	$(30,670)	$93,727

Cash Flows from Investing:
Business acquisitions – net of cash acquired	—	—	—	—	—
Capital expenditures	(722)	(5,030)	(16,497)	—	(22,249)
Proceeds from sale of property, plant and equipment	—	91	10,618	—	10,709
Sale of marketable securities	153	—	—	—	153
Intercompany investments	43,175	(38,132)	(35,713)	30,670	—
Net cash provided by (used for) investing activities of continuing operations	42,606	(43,071)	(41,592)	30,670	(11,387)
Net cash provided by (used for) investing activities of discontinued operations	—	2,289	—	—	2,289
Net cash provided by (used for) investing activities	42,606	(40,782)	(41,592)	30,670	(9,098)

Cash Flows from Financing:
Payments on long-term debt	(57,774)	(209)	2,789	—	(55,194)
(Payments) proceeds from revolver borrowings - net	(2,000)	—	—	—	(2,000)
Debt issuance costs	(1,977)	—	—	—	(1,977)
Exercises of stock options	95	—	—	—	95
Net cash provided by (used for) financing	(61,656)	(209)	2,789	—	(59,076)

Effect of exchange rate changes on cash	—	—	1,925	—	1,925

Net increase (decrease) in cash and cash equivalents	14,794	2,050	10,634	—	27,478

Balance at beginning of period	2,650	(1,458)	26,843	—	28,035
Balance at end of period	$17,444	$592	$37,477	$—	$55,513

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$(43,039)	$210,259	$(113,627)	$—	$53,593

Cash Flows from Investing:
Business acquisitions – net of cash acquired	—	11,210	(7,387)	—	3,823
Capital expenditures	(5,536)	(5,308)	(13,454)	—	(24,298)
Proceeds from sale of property, plant and equipment	—	(293)	13,639	—	13,346
Sale of marketable securities	(67)	—	—	—	(67)
Intercompany investments	(124,729)	—	124,729	—	—
Net cash provided by (used for) investing activities of continuing operations	(130,332)	5,609	117,527	—	(7,196)
Net cash provided by (used for) investing activities of discontinued operations	—	(288)	—	—	(288)
Net cash provided by (used for) investing activities	(130,332)	5,321	117,527	—	(7,484)

Cash Flows from Financing:
Payments of Grove Borrowings	—	(198,328)	—		(198,328)
Proceeds from senior subordinate notes	175,000	—	—		175,000
Payments on long-term debt	(16,225)	(3,634)	(433)	—	(20,292)
(Payments) proceeds from revolver borrowings - net	12,862	(4,092)	2,536	—	11,306
Debt issuance costs	(6,259)	—	—	—	(6,259)
Exercises of stock options	2,074	—	—	—	2,074
Net cash provided by (used for) financing	167,452	(206,054)	2,103	—	(36,499)

Effect of exchange rate changes on cash	—	—	875	—	875

Net increase (decrease) in cash and cash equivalents	(5,919)	9,526	6,878	—	10,485

Balance at beginning of period	4,456	141	18,984	—	23,581
Balance at end of period	$(1,463)	$9,667	$25,862	$—	$34,066

13.         Subsidiary Guarantors of Senior Subordinated Notes due 2012

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2012, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company, and the domestic subsidiary National Crane Corporation and the former domestic subsidiary Manitowoc Boom Trucks, Inc., which do not guarantee the Senior Subordinated Notes due 2012 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$243,972	$200,976	$(22,650)	$422,298
Costs and expenses:
Cost of sales	—	191,827	166,495	(22,650)	335,672
Engineering, selling and administrative	3,897	33,754	23,428	—	61,079
Amortization expense	—	178	568	—	746
Restructuring costs	—	311	869	—	1,180
Total costs and expenses	3,897	226,070	191,360	(22,650)	398,677

Earnings (loss) from operations	(3,897)	17,902	9,616	—	23,621

Other income (expense):
Interest expense	(12,077)	(501)	(1,123)	—	(13,701)
Management fee income (expense)	4,806	(4,551)	(255)	—	—
Other income (expense), net	5,709	(3,410)	(2,641)	—	(342)
Total other income (expense)	(1,562)	(8,462)	(4,019)	—	(14,043)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(5,459)	9,440	5,597	—	9,578
Provision (benefit) for taxes on income	(62)	107	2,335	—	2,380
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(5,397)	9,333	3,262	—	7,198
Equity in earnings of subsidiaries	12,595	—	—	(12,595)	—
Net earnings	$7,198	$9,333	$3,262	$(12,595)	$7,198

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2002
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$267,669	$148,215	$(20,966)	$394,918
Costs and expenses:
Cost of sales	—	207,199	120,022	(20,966)	306,255
Engineering, selling and administrative	3,345	32,177	14,656	—	50,178
Amortization expense	—	—	501	—	501
Total costs and expenses	3,345	239,376	135,179	(20,966)	356,934

Earnings (loss) from operations	(3,345)	28,293	13,036	—	37,984

Other expense:
Interest expense	(13,068)	466	(2,038)	—	(14,640)
Management fee income (expense)	3,784	(3,784)	—	—	—
Other income (expense), net	8	227	(269)	—	(34)
Total other expense	(9,276)	(3,091)	(2,307)	—	(14,674)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(12,621)	25,202	10,729	—	23,310
Provision (benefit) for taxes on income	(5,324)	10,631	3,785	—	9,092
Earnings (loss) from continuing operations
before equity in earnings of subsidiaries	(7,297)	14,571	6,944	—	14,218
Equity in earnings of subsidiaries	22,025	—	—	(22,025)	—
Earnings from continuing operations	14,728	14,571	6,944	(22,025)	14,218
Discontinued operations:
Earnings from discontinued operations, net of tax of $325	—	152	358	—	510

Net earnings	$14,728	$14,723	$7,302	$(22,025)	$14,728

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$734,134	$587,500	$(86,385)	$1,235,249
Costs and expenses:
Cost of sales	—	578,434	482,081	(86,385)	974,130
Engineering, selling and administrative	12,478	102,967	76,435	—	191,880
Amortization expense	—	532	1,651	—	2,183
Goodwill impairment	—	—	4,900	—	4,900
Restructuring costs	—	2,362	3,548	—	5,910
Total costs and expenses	12,478	684,295	568,615	(86,385)	1,179,003

Earnings (loss) from operations	(12,478)	49,839	18,885	—	56,246

Other income (expense):
Interest expense	(39,186)	(1,734)	(2,741)	—	(43,661)
Management fee income (expense)	14,455	(13,690)	(765)	—	—
Other income (expense), net	21,355	(10,760)	(10,842)	—	(247)
Total other income (expense)	(3,376)	(26,184)	(14,348)	—	(43,908)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(15,854)	23,655	4,537	—	12,338
Provision (benefit) for taxes on income	5,770	(8,609)	6,047	—	3,208
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(21,624)	32,264	(1,510)	—	9,130
Equity in earnings of subsidiaries	30,670	—	—	(30,670)	—
Earnings (loss) from continuing operations	9,046	32,264	(1,510)	(30,670)	9,130
Discontinued operations:
Earnings from discontinued operations, net of income tax of $16	—	31	—	—	31
Loss on sale of discontinued operations, net of income taxes of $30	—	290	(405)	—	(115)
Net earnings (loss)	$9,046	$32,585	$(1,915)	$(30,670)	$9,046

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2002
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$732,959	$314,936	$(41,677)	$1,006,218
Costs and expenses:
Cost of sales	—	552,904	250,229	(41,677)	761,456
Engineering, selling and administrative	10,550	90,402	36,619	—	137,571
Amortization expense	—	—	1,553	—	1,553
Plant consolidation costs	—	3,900	—	—	3,900
Total costs and expenses	10,550	647,206	288,401	(41,677)	904,480

Earnings (loss) from operations	(10,550)	85,753	26,535	—	101,738

Other income (expense):
Interest expense	(32,722)	(510)	(3,364)	—	(36,596)
Management fee income (expense)	11,441	(12,116)	675	—	—
Other income (expense), net	(531)	845	89	—	403
Total other income (expense)	(21,812)	(11,781)	(2,600)	—	(36,193)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(32,362)	73,972	23,935	—	65,545
Provision (benefit) for taxes on income	(12,431)	28,414	9,580	—	25,563
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(19,931)	45,558	14,355	—	39,982
Equity in earnings of subsidiaries	61,330	—	—	(61,330)	—
Earnings from continuing operations	41,399	45,558	14,355	(61,330)	39,982
Discontinued operations:
Earnings from discontinued operations, net of income tax of $906	—	622	795	—	1,417
Cumulative effect of accounting change, net of income tax of $14,200	(36,800)	(26,100)	(10,700)	36,800	(36,800)

Net earnings	$4,599	$20,080	$4,450	$(24,530)	$4,599

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$17,444	$592	$37,477	$—	$55,513
Marketable securities	2,218	—	—	—	2,218
Accounts receivable - net	3,900	74,081	146,423	—	224,404
Inventories - net	—	105,025	170,993	—	276,018
Deferred income taxes	57,343	(206)	30,975	—	88,112
Other current assets	49	23,847	21,830	—	45,726
Total current assets	80,954	203,339	407,698	—	691,991

Property, plant and equipment - net	11,937	133,676	159,525	—	305,138
Goodwill - net	—	236,688	180,628	—	417,316
Other intangible assets - net	—	41,196	83,920	—	125,116
Deferred income taxes	16,565	2,192	(13,455)	—	5,302
Other non-current assets	29,899	26,745	4,237	—	60,881
Equity in affiliates	448,160	62,131	210,669	(720,960)	—
Total assets	$587,515	$705,967	$1,033,222	$(720,960)	$1,605,744

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,413	$176,000	$199,994	$—	$394,407
Current portion long-term debt	250	—	4,099	—	4,349
Short-term borrowings	—	—	8,684	—	8,684
Product warranties	—	19,303	14,517	—	33,820
Product liabilities	—	24,275	8,806	—	33,081
Total current liabilities	18,663	219,578	236,100	—	474,341

Non-Current Liabilities:
Long-term debt, less current portion	597,441	—	18,220	—	615,661
Pension obligations	10,243	21,186	33,891	—	65,320
Postretirement health and other benefit obligations	1,006	66,815	—	—	67,821
Intercompany payable/(receivable) - net	(365,397)	(140,061)	292,377	213,081	—
Other non-current liabilities	13,161	9,704	47,338	—	70,203
Total non-current liabilities	256,454	(42,356)	391,826	213,081	819,005

Stockholders’ Equity	312,398	528,745	405,296	(934,041)	312,398

Total liabilities and stockholders’ equity	$587,515	$705,967	$1,033,222	$(720,960)	$1,605,744

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2002
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,650	$(1,458)	$26,843	$—	$28,035
Marketable securities	2,371	—	—	—	2,371
Accounts receivable - net	3,934	87,624	134,533	—	226,091
Inventories - net	—	112,425	142,793	—	255,218
Deferred income taxes	72,887	(206)	24,060	—	96,741
Other current assets	429	34,897	3,382	—	38,708
Total current assets	82,271	233,282	331,611	—	647,164

Property, plant and equipment - net	12,687	148,153	158,461	—	319,301
Goodwill - net	—	201,771	178,567	—	380,338
Other intangible assets - net	5,439	32,093	89,767	—	127,299
Deferred income taxes	9,931	9,517	214	—	19,662
Other non-current assets	29,201	10,314	43,844	—	83,359
Equity in affiliates	448,160	73,857	204,198	(726,215)	—
Total assets	$587,689	$708,987	$1,006,662	$(726,215)	$1,577,123

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$20,881	$152,302	$177,132	$—	$350,315
Current portion long-term debt	28,419	—	4,909	—	33,328
Short-term borrowings	2,000	—	7,304	—	9,304
Product warranties	—	19,764	11,512	—	31,276
Product liabilities	—	27,801	8,374	—	36,175
Total current liabilities	51,300	199,867	209,231	—	460,398

Non-Current Liabilities:
Long-term debt, less current portion	609,836	209	13,502	—	623,547
Pension obligation	10,357	22,223	33,471	—	66,051
Postretirement health and other benefit obligations	925	64,852	—	—	65,777
Intercompany payable/(receivable) - net	(377,767)	(208,585)	350,950	235,402	—
Other non-current liabilities	(2,077)	9,067	59,245	—	66,235
Total non-current liabilities	241,274	(112,234)	457,168	235,402	821,610

Stockholders’ Equity	295,115	621,354	340,263	(961,617)	295,115

Total liabilities and stockholders’ equity	$587,689	$708,987	$1,006,662	$(726,215)	$1,577,123

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$33,844	$43,041	$47,512	$(30,670)	$93,727

Cash Flows from Investing:
Business acquisitions – net of cash acquired	—	—	—	—	—
Capital expenditures	(722)	(5,030)	(16,497)	—	(22,249)
Proceeds from sale of property, plant and equipment	—	91	10,618	—	10,709
Sale of marketable securities	153	—	—	—	153
Intercompany investments	43,175	(42,832)	(31,013)	30,670	—
Net cash provided by (used for) investing activities of continuing operations	42,606	(47,771)	(36,892)	30,670	(11,387)
Net cash provided by (used for) investing activities of discontinued operations	—	6,989	(4,700)	—	2,289
Net cash provided by (used for) investing activities	42,606	(40,782)	(41,592)	30,670	(9,098)

Cash Flows from Financing:
Payments on long-term debt	(57,774)	(209)	2,789	—	(55,194)
(Payments) proceeds from revolver borrowings – net	(2,000)	—	—	—	(2,000)
Debt issuance costs	(1,977)	—	—	—	(1,977)
Exercises of stock options	95	—	—	—	95
Net cash provided by (used for) financing	(61,656)	(209)	2,789	—	(59,076)

Effect of exchange rate changes on cash	—	—	1,925	—	1,925

Net increase (decrease) in cash and cash equivalents	14,794	2,050	10,634	—	27,478

Balance at beginning of period	2,650	(1,458)	26,843	—	28,035
Balance at end of period	$17,444	$592	$37,477	$—	$55,513

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$(43,039)	$220,959	$(124,327)	$—	$53,593

Cash Flows from Investing:
Business acquisitions – net of cash acquired	—	11,210	(7,387)	—	3,823
Capital expenditures	(5,536)	(5,487)	(13,275)	—	(24,298)
Proceeds from sale of property, plant and equipment	—	(293)	13,639	—	13,346
Sale of marketable securities	(67)	—	—	—	(67)
Intercompany investments	(124,729)	—	124,729	—	—
Net cash provided by (used for) investing activities of continuing operations	(130,332)	5,430	117,706	—	(7,196)
Net cash provided by (used for) investing activities of discontinued operations	—	(109)	(179)	—	(288)
Net cash provided by (used for) investing activities	(130,332)	5,321	117,527	—	(7,484)

Cash Flows from Financing:
Payments of Grove Borrowings	—	(198,328)	—		(198,328)
Proceeds from senior subordinate notes	175,000	—	—		175,000
Payments on long-term debt	(16,225)	(3,634)	(433)	—	(20,292)
(Payments) proceeds from revolver borrowings - net	12,862	(4,092)	2,536	—	11,306
Debt issuance costs	(6,259)	—	—	—	(6,259)
Exercises of stock options	2,074	—	—	—	2,074
Net cash provided by (used for) financing	167,452	(206,054)	2,103	—	(36,499)

Effect of exchange rate changes on cash	—	—	875	—	875

Net increase (decrease) in cash and cash equivalents	(5,919)	20,226	(3,822)	—	10,485

Balance at beginning of period	4,456	141	18,984	—	23,581
Balance at end of period	$(1,463)	$20,367	$15,162	$—	$34,066

14.  Business Segments

The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has three reportable segments: Cranes and Related Products, Foodservice Equipment, and Marine.  Net sales and earnings from operations by segment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Cranes and Related Products	$262,714	$219,678	$768,430	$491,187
Foodservice Equipment	122,700	121,080	354,704	357,933
Marine	36,884	54,160	112,115	157,098
Total net sales	$422,298	$394,918	$1,235,249	$1,006,218
Earning from operations:
Cranes and Related Products	$7,074	$18,764	$12,170	$51,223
Foodservice Equipment	20,318	18,383	53,770	45,011
Marine	526	4,182	4,052	16,054
Total	27,918	41,329	69,992	112,288
Corporate expense	(4,297)	(3,345)	(13,746)	(10,550)
Interest expense	(13,701)	(14,640)	(43,661)	(36,596)
Other income (expense), net	(342)	(34)	(247)	403
Earnings from continuing operations before taxes on income	$9,578	$23,310	$12,338	$65,545

Earnings from operations of the Cranes and Related Products segment includes the following items: restructuring costs of $1.2 million and $5.9 million for the three and nine months ended September 30, 2003, respectively, (see Note 9. “Plant Consolidation and Restructuring”); goodwill impairment charge of $4.9 million for the nine months ended September 30, 2003 related to the company’s Aerial Work Platform reporting unit (see Note 10. “Goodwill and Other Intangible Assets”); and amortization expense of $0.7 million and $2.2 million for the three and nine months ended September 30, 2003, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2002, respectively.

Earnings from operations of the Foodservice Equipment segment for the nine months ended September 30, 2002 includes a $3.9 million charge for the consolidation of the company’s Multiplex operations into other Foodservice Equipment operations (see Note 9. “Plant Consolidation and Restructuring”).

As of September 30, 2003 and December 31, 2002, the total assets by segment were as follows:

	September 30, 2003	December 31, 2002

Cranes and Related Products	$1,060,599	$1,022,771
Foodservice Equipment	317,987	320,840
Marine	87,802	93,983
Corporate	139,356	139,529

Total	$1,605,744	$1,577,123

15. Subsequent Event

On November 6, 2003 the company completed the sale of $150 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations ranking prior to the company’s 175 million Euro of 10 3/8% Senior Subordinated Notes due 2011 ($201.2 million based on September 30, 2003 exchange rates) and $175 million of 10 ½% Senior Subordinated Notes due 2012.  Our secured senior indebtedness, including indebtedness under our Senior

Credit Facility, ranks equally with the Senior Notes due 2013 except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of our domestic subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year, commencing May 1, 2004.  The Senior Notes due 2013 can be redeemed by the company in whole or in part for a premium on or after November 1, 2008.  In addition, the company may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.  The company used the net proceeds from the sale of the Senior Notes due 2013 for the prepayment of the company’s Term Loan A and partial prepayment of the Term Loan B under its Senior Credit Facility.  This prepayment and partial prepayment resulted in a loss on debt extinguishment of approximately $ 3.4 million (pretax).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three And Nine Months Ended September 30, 2003 and 2002

There were several items that affect the comparability of performance information of the company between the periods discussed in this report.  These items include the following:

•                  During the first quarter of 2002 we consolidated our Multiplex operations into other of our Foodservice operations, and we recorded a pre-tax restructuring charge of $3.9 million in connection with that consolidation.

•                  In the third quarter of 2002 we acquired all of the outstanding common shares of Grove Investors, Inc. (Grove).

•                  In the second quarter of 2003 we recorded a pre-tax goodwill impairment of $4.9 million related to our annual impairment testing of goodwill and other intangible assets.  This impairment related to our Aerial Work Platform reporting unit in our Cranes segment.

•                  In the second quarter of 2003 we recorded  pre-tax restructuring charges of $4.8 million in our Crane segment.  These restructuring charges related to a $4.2 million charge for the write-down of certain facilities to estimated fair value less cost to sell and $0.6 million for other restructuring related items which were completed in the second quarter of 2003.

•                  In the third quarter of 2003 we recorded pre-tax restructuring charges of $1.1 million in our Crane segment.  These restructuring charges related to the consolidation of our National Crane facility from Nebraska to Pennsylvania and consolidation of certain of our European Crane facilities.

Analysis of Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Cranes and Related Products	$262,714	$219,678	$768,430	$491,187
Foodservice Equipment	122,700	121,080	354,704	357,933
Marine	36,884	54,160	112,115	157,098
Total	$422,298	$394,918	$1,235,249	$1,006,218

In the fourth quarter of 2002 we divested of Manitowoc Boom Trucks, Inc. and in the first quarter of 2003 we divested of Femco Machine Company, Inc.  We have reported the results of these operations as discontinued and have restated prior period amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior period amounts throughout this Management Discussion and Analysis have been restated to reflect the reporting of these operations as discontinued.

Consolidated net sales for the three months ended September 30, 2003 increased approximately 6.9% to $422.3 million, from $394.9 million for the same period in 2002.  The majority of the increase was the result of the Grove acquisition, which was completed by us on August 8, 2002, and the impact of foreign exchange rates.  Grove’s net sales were $54.3 million for the period from July 1, 2003 through August 8, 2003.  Consolidated net sales for the nine months ended September 30, 2003 increased approximately 22.8% to $1,235 million, from $1,006 million for the same period in 2002.  Again, the majority of the increase was the result of the Grove acquisition.  Grove’s net sales were $337.7 million for the period from January 1, 2003 through August 8, 2003.  The periods from July 1, 2002 through August 8, 2002 and January 1, 2002 through August 8, 2002 include no sales from Grove as it was acquired on August 8, 2002.

Net sales from the Crane segment for the three months ended September 30, 2003 increased 19.6% to $262.7 million versus the three months ended September 30, 2002.  The increased sales were driven by the $54.3 million of sales during the period from July 1, 2003 through August 8, 2003 from Grove.  Net sales from the Crane segment for the nine months ended September 30, 2003 increased 56.4% to $768.4 million versus the nine months ended September 30, 2002.  The increased sales were driven by the $337.7 million of sales during the period of January 1, 2003 through August 8, 2003 from Grove.  The downturn in the domestic crawler crane market continued to impact our Crane segment for the three and nine months ended September 30, 2003.  This decline was partially offset by modest improvement in the tower and mobile telescopic crane sales in parts of Europe and Asia.

Net sales from the Foodservice segment increased 1.3% to $122.7 million in the three months ended September 30, 2003 versus the three months ended September 30, 2002.  For the nine months ended September 30, 2003, net sales were $354.7 million, a decrease of approximately 1.0% from the nine months ended September 30, 2002.  The increase in sales for the three months ended September 30, 2003 of the Foodservice segment is primarily the result of increased sales at Diversified Refrigeration, Inc. (DRI), our private-label residential refrigerator business unit, which had strong sales during the third quarter of 2003 compared to third quarter of 2002.  In addition, factors affecting the decline in the sales for the nine months ended September 30, 2003 include cooler weather across much of the country, weakness in the hotel and quick-service restaurant business, and SARS, which affected sales of ice machines in China.  In our ice machine businesses, industry shipments were down approximately 5.5% through September compared to the same period last year.  We were able to mitigate this decline as a result of market share gains.

Net sales from our Marine segment decreased 31.9% in the third quarter of 2003 versus the third quarter of 2002.  For the nine months ended September 30, 2003 net sales of the Marine segment were $112.1 million, a decrease of approximately 28.6% from the nine months ended September 30, 2002.  Net sales for the nine months ended September 30, 2003 were impacted by customer deferrals of new construction projects.  Year-to-date results were also impacted by the first quarter strike at Marinette Marine.  Three projects were awarded in the third quarter for future new construction.  Our Marine Group was the successful bidder in each case.  These included an Improved Navy Lighterage System, an ocean-class tug and OPA-90 hot-oil tank barge for Penn Maritime, plus two ocean-class, double-hull tank barges for Moran Towing.  In addition, we expect our winter repair season to be much better than those of recent years.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Earnings from operations:
Cranes and Related Products	$7,074	$18,764	$12,170	$51,223
Foodservice Equipment	20,318	18,383	53,770	45,011
Marine	526	4,182	4,052	16,054
General corporate expense	(4,297)	(3,345)	(13,746)	(10,550)
Total	$23,621	$37,984	$56,246	$101,738

Consolidated operating earnings for the three months ended September 30, 2003 were $23.6 million, a decrease of 37.8% versus the three months ended September 30, 2002.  For the nine months ended September 30, 2003 consolidated operating earnings were $56.2 million compared to $101.7 million for the nine months ended September 30, 2002, a decrease of 44.7%.  Included in operating earnings are the following items:

•                  Crane segment operating earnings for the nine months ended September 30, 2003 include a $4.9 million pre-tax charge ($3.4 million net of taxes) for a goodwill impairment.  This charge relates to our Aerial Work Platform reporting unit, a reporting unit in our Crane segment.  The charge was based on current economic conditions in this reporting unit.

•                  Crane segment operating earnings for the three and nine months ended September 30, 2003 include a $1.1 million ($0.9 million net of taxes) and $5.9 million pre-tax ($4.4 million net of taxes) restructuring charges.  Of these charges, $4.2 million was recorded to write-down certain facilities to estimated fair value less cost to sell as a result of consolidation of certain Crane segment operations.  We incurred approximately $1.4 million of restructuring costs ($0.8 million in the third quarter ended September 30, 2003) related to the consolidation of certain of our European crane facilities.  In addition, we recorded restructuring charges of approximately $0.3 million, all of which was incurred in the third quarter of 2003, related to the consolidation of our National Crane facility from Nebraska to our Grove facility in Pennsylvania.

•                  Included in operating earnings of the Crane segment for the periods from July 1, 2003 through August 8, 2003 and January 1, 2003 through August 8, 2003 are $0.5 million and $8.8 million, respectively, of operating earnings from Grove.  The periods from July 1, 2002 through August 8, 2002 and January 1, 2002 through August 8, 2002 include no operating earnings from Grove as it was acquired on August 8, 2002.

•                  Foodservice operating earnings for the nine months ended September 30, 2002 includes a $3.9 million restructuring charge in connection with the consolidation of our Multiplex operations into other of our Foodservice operations.

The decrease in operating earnings for both the three and nine months ended September 30, 2003 compared to the same periods in 2002 is primarily the result of reduced operating earnings in the Crane and Marine business segments and higher corporate expenses, offset by improved operating earnings in the Foodservice segment.

Consolidated gross margin for the three and nine months ended September 30, 2003 was impacted by the following items: (i) the loss of our ability to spread fixed costs over a comparable base of  revenue due to a decline in crawler cranes sales (referred to as lost absorption); (ii) a shift in product mix towards smaller mobile telescopic cranes; (iii) price competition in the crane segment; (iv) lower gross margins from the Grove product line; (v) reduction of contract revenue of our Marine segment due to completed projects and deferral of new projects; and (vi) the strike at Marinette Marine during the first quarter of 2003.  These items were offset by improved gross margin in our Foodservice segment, due primarily to our facility consolidations and operations improvements.

Engineering, selling and administrative expenses increased $10.9 million for the three months ended September 30, 2003 compared to the same period in 2002 and increased $54.3 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  This increase is the result of the acquisition of Grove, the effect of the exchange rate between the US Dollar and the Euro during 2003 compared to 2002, and higher corporate expenses.  The increase in corporate expenses is the result of growth from acquisition and corporate assumption of certain staff responsibilities previously handled by acquired companies.

For the three months ended September 30, 2003 the Crane segment reported net operating earnings of $7.1 million versus $18.8 million for the three months ended September 30, 2002.  Operating earnings in the Crane segment decreased 76.2% to $12.2 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  As discussed above, there are several items in the three and nine months ended September 30, 2003 which affect the comparability of performance between the periods.

Beyond these, the decrease in operating earnings of the Crane segment was primarily due to lost absorption in crawler cranes and a shift in product mix towards smaller mobile telescopic cranes.  In addition, the price competition in certain areas and historical Grove margins discussed above reduced operating earnings in the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. We expect that crane industry conditions will remain difficult throughout next year.  We have taken many steps in our Crane businesses over the past year to improve efficiency and reduce costs.  Despite decisive actions, a competitive pricing environment and lack of volume are continuin to result in lower margins.

Operating earnings in the Foodservice segment increased 10.5%  to $20.3 million during the third quarter of 2003 compared to $18.3 million for the third quarter of 2002.  For the nine months ended September 30, 2003 operating earnings were $53.8 million versus $45.0 million for the nine months ended September 30, 2002, a 19.5% increase.  During the first quarter of 2002, we recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of our Multiplex operations into other of our Foodservice operations.  These actions were taken in an effort to streamline our cost structure and utilize available capacity.  The charge included $2.8 million to write-down the building and land, which are available for sale, to estimated fair market value less cost to sell, $0.7 million related to the write-down of certain equipment, and $0.4 million related to severance and other employee related costs.  All of the charge was paid or utilized by December 31, 2002.  The improvement in operating earnings is a result of ongoing cost improvements, new product development, and improved gross margin as a result of increased volumes in certain of the Foodservice business units..

The deferral of new construction contracts was the principal factor that caused the Marine segment operating earnings to drop 87.4% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  The strike at Marinette Marine during the first quarter of 2003 and the deferral of new construction contracts were the principal factors that caused the marine segment operating earnings to drop 74.8% for the nine months ended September 30, 2003 compared to the same period of 2002.

Analysis of Non-Operating Income Statement Items

Interest expense increased $7.1 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  This increase is due to additional interest expense related to the 10 ½% Senior Subordinated Notes due 2012, which were issued in August 2002 to complete the Grove acquisition, additional amortization of debt issue costs related to these Notes and prepayments made by us during the third quarter of 2003, and an increase in the Euro rate related to interest on our Euro denominated Senior Subordinated Notes due 2011.  The weighted-average interest rate paid on all outstanding debt as of September 30, 2003 was 7.3%.

The effective tax rate for the nine months ended September 30, 2003 was 26.0% compared to 39.0% for the nine months ended September 30, 2002.  The lower effective rate in 2003 compared to 2002 reflects the benefits of our global tax planning initiatives in the fourth quarter of 2002 and first nine months of 2003 as well as the impact of fixed permanent book-tax differences on lower pre-tax income.

As a result of the above, earnings from continuing operations were $9.6 million for the three months ended September 30, 2003 compared to $23.3 million for the three months ended September 30, 2002.  Earnings from continuing operations for the nine months ended September 30, 2003 were $12.3 million compared to $65.5 million for the nine months ended September 30, 2002.

Discontinued operations for the nine months ended September 30, 2003 includes: the final post-closing adjustment for the sale of Manitowoc Boom Trucks, Inc (Manitowoc Boom Trucks); the results of operations of Femco Machine Company, Inc. (Femco) through the date of sale; and the gain on the sale of Femco.  Discontinued operations for the three and nine months ended September 30, 2002 includes the results of operations of Femco and Manitowoc Boom Trucks.

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

During the third quarter of 2003, we finalized an agreement with Quantum for the final post-closing adjustment for the sale of Manitowoc Boom Trucks.  The agreement resulted in us paying $4.7 million to Quantum.  Payment of the final post-closing adjustment was made during the third quarter of 2003.  This payment was largely the result of reduction in working capital of Manitowoc Boom Trucks from September 30, 2002 to December 31, 2002 for which the company already received the cash.  The agreement resulted in us recording an additional charge for the sale of Manitowoc Boom Trucks of approximately $0.6 million ($0.4 million net of tax) during the second quarter of 2003.  This charge is recorded in loss on sale of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

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

Financial Condition

First Nine Months of 2003

During the first nine months of 2003, cash and cash equivalents increased $27.5 million to $55.5 million at September 30, 2003.  Cash flows from continuing operations for the nine months ended September 30, 2003 were $93.2 million.  During the first nine months of 2003 the most significant providers of cash were cash from earnings of $57.6 million, an increase in accounts payable and other liabilities totaling $22.1 million, a decrease in accounts receivable totaling 14.5 million and $9.0 million of tax refund.  Partially offsetting these was an increase in inventories.

In addition, the company received approximately $7.0 million of cash from the sale of Femco during the first quarter of 2003 and paid $4.7 million for the final post-closing adjustment related to the sale of Manitowoc Boom Trucks during the third quarter of 2003.  These cash proceeds and payments are reported in the discontinued operations section of the cash flow from investing activities.

As a result of the strong cash flow from operations and the cash proceeds received from the sale of Femco, we paid down approximately $57.2 million of debt during the first nine months of 2003.

First Nine Months of 2002

For the first nine months of 2002 cash flow from continuing operations totaled $50.7 million, despite an increase in accounts receivable of $65.4 million.  More than offsetting the increase in accounts receivable were cash from earnings of $69.5 million and an increase in accounts payable and other liabilities of $44.4 million.

During the third quarter of 2002 the company completed the acquisition of Grove.  For more information about this acquisition, refer to the “Acquisitions” section of this Management’s Discussion and Analysis.  On August 8, 2002 the company completed the sale in a private offering of $175 million of 10 ½% senior subordinated notes due 2012.  The company used the net proceeds from the sale of these notes and borrowings under the revolving credit facility to refinance the majority of Grove’s debt, which was assumed by the company in the acquisition completed August 8, 2002.  For more information about the sale of these senior subordinated notes, refer to the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis.

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, and dividends. The primary sources of cash for each of these are cash flows from continuing operations and borrowings under our Senior Credit Facility. We had $99.3 million of unused availability under the terms of the Revolving Credit portion of our Senior Credit Facility at September 30, 2003.

On November 6, 2003 we completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations ranking prior to our 175 million Euro of 10 3/8% Senior Subordinated Notes due 2011 ($201.2 million based on September 30, 2003 exchange rates) and $175 million of 10 ½% Senior Subordinated Notes due 2012.  Our secured senior indebtedness, including indebtedness under our Senior Credit Facility, ranks equally with the Senior Notes due 2013 except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of our domestic subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year, commencing May 1, 2004.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.  In addition, we may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.  We used the net proceeds from the sale of the Senior Notes due 2013 for the prepayment of our Term Loan A and partial prepayment of the Term Loan B under our Senior Credit Facility.  This prepayment and partial prepayment resulted in a loss on debt extinguishment of approximately $ 3.4 million (pretax).

Our debt at September 30, 2003 consisted primarily of our Senior Credit Facility, our Senior Subordinated Notes due 2011 and our Senior Subordinated Notes due 2012.

At September 30, 2003 the Senior Credit Facility consisted of Term Loan A and Term Loan B facilities totaling $216.3 million.  There was no amount outstanding under the Revolving Credit portion of our Senior Credit Facility at September 30, 2003.  As discussed above, during November 2003 we sold $150.0 million of Senior Notes due 2013 and used the proceeds for prepayment of our Term Loan A and partial prepayment of our Term Loan B under facilities.  After applying the proceeds from the sale of the Senior Notes due 2013 and other prepayments made by us during October 2003, as of November 6, 2003 we have no amount outstanding under our Term Loan A facility and $57.7 million outstanding under our Term Loan B facility.  As a result of these prepayments, the Term Loan B now requires quarterly principal payments of $0.1 million from June 2004 through March 2006 and $11.3 million from June 2006 through May 2007.  Substantially all of our domestic tangible and intangible assets are pledged as collateral under the Senior Credit Facility.

Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the Senior Credit Facility. The weighted-average interest rates for Term Loan A and Term Loan B were 4.0% and 4.3%, respectively, at September 30, 2003. The annual commitment fee in effect on the unused portion of our Revolving Credit Facility at September 30, 2003 was 0.5%.

We had outstanding at September 30, 2003, 175 million Euro ($201.2 million) of 10 3/8% Senior Subordinated Notes due 2011. The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our senior debt, are equal in rank to our 10 ½ % Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on these Senior Subordinated Notes is payable semiannually in May and November each year. These notes can be redeemed by us in whole or in part for a premium after May 15, 2006. In addition, we may redeem for a premium, at any time prior to May 15, 2004, up to 35% of the face amount of these Senior Subordinated Notes with the proceeds of one or more equity offerings.

We also had outstanding at September 30, 2003,  $175 million of 10 ½% Senior Subordinated Notes due 2012. The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our senior debt, are equal in rank to our 10 3/8% Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries.  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year.  These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007.  In addition, we may redeem for a premium, at any time prior to August 1, 2005, up to 35% of the face amount of these Senior Subordinated Notes with the proceeds of one or more equity offerings.

Our Senior Credit Facility and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the Senior Credit Facility are more restrictive than those of the Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, these covenants had required us to meet specified financial tests, which included minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios which became more restrictive over time.  These covenants also limited our ability to redeem or repurchase the Senior Subordinated Notes due 2011 and 2012, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures.  The Senior Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Senior Credit Facility.  At June 30, 2003, we were not in compliance with certain of these financial covenants.  On July 23, 2003, we received an amendment and waiver to our Senior Credit Agreement dated May 9, 2001, which cured these violations.  In addition, the amendment eliminates the minimum EBITDA covenant and provides future relief under certain financial covenants that became more restrictive over time.  The non-financial test covenants discussed above are still in-place under the amended Senior Credit Agreement.  We were in compliance with all covenants as of September 30, 2003, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12-month period.

Acquisitions

On August 8, 2002 we acquired all of the outstanding common shares of Grove Investors, Inc. (Grove). The results of Grove’s operations have been included in the Consolidated Statement of Operations since that date. Grove is a leading provider of mobile telescopic cranes, truck-mounted cranes, and aerial work platforms for the global market. Grove’s products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal, and military end users. Grove’s products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, Grove Manlift, and National Crane.

We view Grove as a strategic fit with our crane business for a number of reasons. Grove is a global leader in the mobile telescopic crane industry, specifically in all-terrain and rough-terrain mobile telescopic cranes.  We did not offer these types of cranes, so Grove filled this void in our product offering. Coupled with our recent entrance into the tower crane product line with the acquisition of Potain in 2001, Grove enables us to offer customers four major crane categories, namely crawler cranes, tower cranes, mobile telescopic cranes and boom trucks. With the addition of Grove, we are able to offer customers equipment and lifting solutions for virtually every construction application. We also believes that the combination of the two companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in our worldwide distribution and service network.

The aggregate purchase price paid for Grove was $277.8 million. This includes the issuance of $70.0 million of our common stock, the assumption of $202.4 million of Grove debt outstanding as of August 8, 2002, and direct acquisition costs of $5.4 million. In exchange for the outstanding shares of Grove common stock, we issued approximately 2.2 million shares of our common stock out of treasury with an average market price of $32.34 per share. The number of shares issued at the close of the transaction was calculated based on the average closing price of our common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction. In addition, we assumed all of Grove’s outstanding liabilities (approximately $479.9 million including the outstanding debt), contingencies and commitments. Substantially all of the assumed debt was refinanced.

On April 8, 2002 we purchased the remaining 50% interest in our joint venture Manitowoc Foodservice Europe (f/k/a Fabbrica Apparecchiature per la Produzione del Ghiaccio Srl), a manufacturer of ice machines based in Italy. The aggregate cash consideration paid by us for the remaining interest was $3.4 million and resulted in $2.6 million of additional goodwill.

Recent Accounting Changes and Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of SFAS No. 143 establish accounting standards for the recognition and measurement of an asset retirement obligation. This statement was effective for us as of January 1, 2003 and did not have a material effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002,” which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections.  SFAS No. 145 was effective for us beginning January 1, 2003. The adoption of SFAS No. 145 will result in us reclassifying our 2001 loss on early extinguishment of debt from an extraordinary item to a component of earnings from operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability.  Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than up front. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments.  The adoption of SFAS No. 149 did not have a material impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement also addresses the classification of financial instruments that include obligations to issue equity shares as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective as of July 1, 2003.  The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for us commencing with our fiscal year 2004 and is not expected to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN No. 46 applies no later than December 31, 2003.  FIN No. 46 did not have an impact on our consolidated financial statements.

Critical Accounting Policies

Our critical accounting policies have not materially changed since the 2002 Form 10-K was filed.

Cautionary Statements About Forward-Looking Information

This Quarterly Report on Form 10-Q may include forward-looking statements based on management’s current expectations.  Reference is made in particular to the description of the company’s plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements in this report.  Such forward-looking statements generally are identifiable by words such as “anticipates,”  “believes,” “intends,” “estimates,” “expects” and similar expressions.

These statements involve a number of risks and uncertainties and must be qualified by factors that could cause results to be materially different from what is presented here.  This includes, without limitation, the following factors for each business segment:

Cranes and Related Products – market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; changes in world demand for our crane product offering; the replacement cycle of technologically obsolete cranes; demand for used equipment; action of competitors; and foreign exchange rate risk.

Foodservice Equipment – market acceptance of new and innovative products; demographic information affecting families and general population growth; household income; weather; consolidations within restaurant and foodservice equipment industries; global expansion of customers; actions of competitors; the commercial ice-cube machine replacement cycle in the United States; specialty foodservice market growth; future strength of the beverage industry; and the demand for quickservice restaurants and kiosks.

Marine – shipping volume fluctuations based on performance of the steel industry; weather and water levels on the great lakes; trends in government spending on new vessels; five-year survey schedule; the replacement cycle of older marine vessels; growth of existing marine fleets; consolidation of the Great Lakes marine industry; frequency of casualties on the Great Lakes; and the level of construction and industrial maintenance.

Corporate (including factors that may affect all three segments) – changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; competitive pricing; changes in domestic and international economic and industry conditions; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations; worldwide political risk;  health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies; anticipate changes in revenue, margins and costs; work stoppages and labor negotiations; and the ability of our customers to obtain financing.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the 2002 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:   The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting:   There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

(b)         Reports on Form 8-K: The company furnished the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

•                  Form 8-K dated July 10, 2003 to announce expected second quarter ended June 30, 2003 earnings and special charges.

•                  Form 8-K dated July 23, 2003 to announce an amendment and waiver received from the company’s lending institutions to its credit agreement dated May 9, 2001 and to announce earnings for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	The Manitowoc Company, Inc.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Timothy M. Wood
Timothy M. Wood
Vice President and Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
Vice President, General Counsel and Secretary

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2003

Exhibit No.*	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(3)

(1)  Filed Herewith

(2)  Furnished Herewith

Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.