Form 10-K
period 2003-12-31
MANITOWOC CO INC
filed 2004-03-12
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The Aggregate Market Value on June 30, 2003, of the registrant’s Common Stock held by non-affiliates of the registrant was $581,443,342 based on the closing per share price of $22.01 on that date.

The number of shares outstanding of the registrant’s Common Stock as of February 25, 2004 the record date for determining shareholders entitled to vote at the Annual Meeting as well as the most recent practicable date, was 26,702,306.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders, dated April 1, 2004 (the “2004 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits.

PART I

Item 1.    Business

GENERAL

Founded in 1902, we are a diversified industrial manufacturer with leading positions in our three principal markets: Cranes and Related Products (Crane), Foodservice Equipment (Foodservice) and Marine. We have over a 100-year tradition of providing high-quality, customer-focused products and support services to our markets worldwide. For the year ended December 31, 2003 we had net sales of $1.6 billion.

Our Crane business is a global provider of engineered lift solutions, offering one of the broadest lines of lifting equipment in our industry. We design, manufacture and market a comprehensive line of crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks. Our Crane products are marketed under the Manitowoc, Potain, Grove, and National, brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.

Our Foodservice business is a leading broad-line manufacturer of “cold side” commercial foodservice products. We design, manufacture and market full product lines of ice making machines, walk-in and reach-in refrigerators/freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling and institutional foodservice markets.  Our Foodservice products are principally marketed under the Manitowoc, Kolpak, SerVend, Multiplex, Harford-Duracool, McCall, Flomatic, Koolaire, and Icetronic brand names.

Our Marine segment provides new construction, shiprepair and maintenance services for freshwater and saltwater vessels from four shipyards on the U.S. Great Lakes.  Marine is also a provider of Great Lakes and oceangoing mid-sized commercial, research and military vessels.  Marine serves the Great Lakes maritime market consisting of both U.S. and Canadian fleets, inland waterway operations, and ocean going vessels that transit the Great Lakes and St. Lawrence Seaway.

Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54221-0066.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about the Crane, Foodservice and Marine segments for the years ended December 31, 2003, 2002 and 2001.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense, curtailment gain, and income taxes.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Restructuring costs separately identified in the Consolidated Statement of Earnings are included as reductions to the respective segment’s operating earnings for each year below.

	2003	2002	2001

Net sales from continuing operations:
Crane	$985,138	$681,040	$391,109
Foodservice	457,000	462,906	411,637
Marine	151,048	219,457	181,677
Total	$1,593,186	$1,363,403	$984,423

Operating earnings from continuing operations:
Crane	$25,093	$55,235	$62,654
Foodservice	65,927	56,749	57,942
Marine	4,750	19,934	18,924
Corporate	(19,210)	(15,171)	(11,961)
Amortization expense	(2,919)	(2,001)	(11,074)
Curtailment gain	12,897	—	—
Operating earnings from continuing operations	$86,538	$114,746	$116,485

Capital expenditures
Crane	$25,028	$19,116	$17,032
Foodservice	5,005	4,107	7,307
Marine	735	1,490	2,908
Corporate	1,209	8,283	1,857
Total	$31,977	$32,996	$29,104

Total assets:
Crane	$1,094,183	$1,022,771	$577,920
Foodservice	290,586	320,840	368,363
Marine	91,519	93,983	77,291
Corporate	126,293	139,529	57,238
Total	$1,602,581	$1,577,123	$1,080,812

PRODUCTS AND SERVICES

We sell our products categorized in the following business segments:

Business Segment	Percentage of 2003 Net Sales	Key Products	Key Brands

Cranes and Related Products	61.8%

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

			Manitowoc Potain Grove National

Foodservice Equipment	28.7%

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

			Manitowoc SerVend Multiplex Kolpak Harford-Duracool McCall Koolaire Flomatic Icetronic

Marine	9.5%

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

Cranes and Related Products

Our Crane segment designs and manufactures a diversified line of crawler and truck mounted lattice-boom cranes, which we sell under the “Manitowoc” name for use by the energy, petrochemical, construction, mining, pulp and paper and other industries. Our Crane segment also designs and manufactures a diversified line of top slewing and self erecting tower cranes, which we sell under the “Potain” name, for use in construction and other industries primarily in the Americas, Europe, Middle East, Africa, and Asia. We also design and manufacture mobile telescopic cranes used in commercial and industrial applications, which we sell and market under the “Grove” name in the Americas, Europe, Middle East, Africa, and Asia. We design and manufacture a comprehensive line of hydraulically powered telescopic and articulated boom trucks, which we sell under the “National” brand name utilized by contractors engaged in the industrial, commercial, public works and residential construction, railroad and oil field service industries. We specialize in crane rebuilding and remanufacturing services.  Many of our customers purchase one crane together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Various crane models combined with available options have lifting capacities up to 1,433 U.S. tons and excavating capacities ranging from 3 to 15 cubic yards.  During 2003, we formed an alliance with Kobelco Construction Machinery Company, a large Japanese construction equipment manufacturer.

Lattice-boom Cranes.  Under the Manitowoc brand name we design and manufacture lattice-boom crawler cranes.  Lattice-boom cranes consist of a lattice-boom, which is a fabricated, high-strength steel structure that has four chords and tubular lacings, mounted on a base which is either crawler or truck mounted. Lattice-boom cranes weigh less and provide higher lifting capacities than a telescopic boom of similar length. The lattice-boom sections, together with the crane base, are transported to and erected at a project site.

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

Lattice-boom crawler cranes may be classified according to their lift capacity—low capacity and high capacity. Low capacity crawler cranes with 150-ton capacity or less are often utilized for general construction and duty cycle applications. We offer four models in this crane category: the Model 111, an 80-ton capacity, self erecting crawler crane; the Model 222, a 100-ton capacity, self erecting crawler crane; the Model 1015, a 120-ton capacity, self erecting foundation crane; and the Model 555, a 150-ton capacity, lift crane.

High capacity crawler cranes with greater than 150-ton capacity are utilized to lift materials in a wide variety of applications and are often utilized in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer six high-capacity models: the Model 777, a 200-ton capacity, self erecting crawler crane; the Model 888, a 230-ton capacity, self erecting crawler crane; the Model 999, a 275-ton capacity, self erecting crawler crane; the Model 2250, a 300-ton capacity, self erecting crawler crane; the Model 18000, a 660-ton capacity liftcrane; and the Model 21000, a 1,000-ton capacity liftcrane.

We also manufacture two lattice-boom, self erecting truck cranes: the M-2250T, a 300-ton capacity crane and the Model 777T, a 220-ton capacity crane. These cranes serve the same markets as our high capacity crawler cranes.  They differ from their crawler counterparts only in that they are mounted on a truck rather than a crawler and can travel at highway speeds.

Crawler Crane Attachments.  Manitowoc Cranes offers customers various attachments that provide our cranes with greater capacity in terms of height, movement and lifting. Our principal attachments are: MAX-ER™ attachment, luffing jibs, tower attachments and RINGER™ attachments. The MAX-ER™ is a trailing, counterweight, heavy-lift attachment that dramatically improves the reach, capacity and lift dynamics of the basic crane to which it is mounted. It can be transferred between cranes of the same model for maximum economy and occupies less space than competitive heavy-lift systems. A luffing jib is a fabricated structure similar to, but smaller than, a lattice-boom. Mounted at the tip of a lattice-boom, a luffing jib easily adjusts its angle of operation permitting one crane with a luffing jib to make lifts at additional locations on the project site. It can be transferred between cranes of the same model to maximize utilization. A RINGER™ attachment is a high-capacity lift attachment that distributes load reactions over a large area to minimize ground-bearing pressure. It can also be more economical than transporting and setting up a larger crane.

Tower Cranes. Under the Potain brand name we designs and manufactures tower cranes utilized primarily in the building and construction industry. Tower cranes offer the ability to lift and place material more quickly and accurately than other types of lifting machinery without utilizing substantial square footage on the ground. Tower cranes include a stationary vertical tower and a horizontal jib with a counterweight, which is placed near the top of the vertical tower. A load carrying cable runs through a trolley which is on the jib, enabling the load to move along the jib. The jib rotates 360 degrees, which compensates for the crane’s inability to move, thus increasing the crane’s work area. Operators are primarily located where the jib and tower meet, which provides superior visibility above the worksite. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self erecting, and special cranes for dams, harbors and other large building projects. Top slewing cranes are the most traditional form of tower cranes.

Top slewing tower cranes have a tower and multi-sectioned horizontal jib. Suspension cables supporting the jib extend from the tower. These cranes rotate from the top of their mast and can increase in height with the project. Top slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. We offers over 50 models of top slewing tower cranes with lifting capabilities ranging between 40 and 2,000 meter-tons. These cranes are generally sold to large building and construction groups, as well as rental companies.

Luffing jib tower cranes, which are a type of top slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. These cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. We currently offers 11 models of luffing jib tower cranes with maximum jib lengths of 23 meters.

Self erecting tower cranes are generally trailer-mounted and unfold from four sections, two for the tower and two for the jib. The smallest of Potain’s models unfolds in less than 8 minutes; larger models erect in a few hours. Self erecting cranes rotate from the bottom of their mast. We offers 26 models of self erecting cranes with lifting capacities ranging between 10 and 80 meter-tons which are utilized primarily in light construction and residential applications.

Mobile Telescopic Cranes.  Under the Grove brand name we designs and manufactures 24 models of mobile telescopic cranes utilized primarily in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes are similar to lattice-boom cranes in that they are designed to lift heavy loads using a mobile carrier as a platform, enabling the crane to move on and around a job site without typically having to re-erect the crane for each particular job.

Additionally, many mobile telescopic cranes have the ability to drive between sites, while some are even permitted on public roadways. We currently offer the following four types of mobile telescopic cranes capable of reaching tip heights of 410 feet and lifting capacities up to 550 tons: (i) rough terrain, (ii) all-terrain, (iii) truck mounted, and (iv) industrial.

Rough terrain cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on highways, and, accordingly, must be transported by truck to a work site. We produce under the Grove brand name 8 models of rough terrain cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 130 tons.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. We produce under the Grove brand name 9 models of all-terrain cranes capable of tip heights of up to 410 feet and maximum load capacities of up to 550 tons.

Truck mounted cranes are designed to provide simple set-up and long reach high capacity booms and are capable of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. We produce under the Grove brand name 3 models of truck mounted cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 90 tons.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs. We produce under the Grove brand name 4 models of industrial cranes capable of tip heights of up to 74 feet and maximum load capacities of up to 15 tons.

Boom Trucks.  After the divestiture of Manitowoc Boom Trucks, Inc. in 2002, we currently offer our hydraulic and articulated boom truck products under the National Crane product line. A boom truck is a hydraulically powered telescopic crane or articulated crane mounted on a truck chassis. Telescopic cranes are used primarily for lifting material and personnel on a job site, while articulated cranes are utilized primarily to load and unload truck beds at a job site.  We currently offer 12 models of telescoping and 14 models of articulating cranes capable of reaching maximum heights of 175 feet and with lifting capacity up to 40 tons.

Backlog. The year-end backlog of crane products includes orders that have been placed on a production schedule, and those orders that we have accepted and that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for Cranes and Related Products at December 31, 2003 approximated $220.7 million, as compared with $133.8 million at December 31, 2002.

Foodservice Equipment

Our Foodservice segment designs, manufactures and markets commercial ice-cube and flaker machines and storage bins; walk-in refrigerators and freezers; reach-in refrigerators and freezers; refrigerated undercounters and food preparation tables; private label residential refrigerators/freezers; ice/beverage dispensers; post-mix beverage dispensing valves; cast aluminum cold plates; long draw beer dispensing systems; compressor racks and modular refrigeration systems; and backroom beverage equipment distribution services. Products are sold under the brand names Manitowoc, Kolpak, SerVend, Multiplex, Harford-Duracool, McCall, Flomatic, Koolaire, and Icetronic.

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

Our subsidiary Manitowoc Ice Inc. manufactures 22 models of commercial ice machines, serving the foodservice, convenience store, healthcare, restaurant and lodging markets. Our ice machines make ice in cube and flake form, and range in daily production capacities from 45 to 2,000 pounds.

The ice cube machines are either self-contained units, which make and store ice, or modular units, which make, but do not store, ice.  We offer the world’s only commercial ice making machines with patented cleaning and sanitizing technology. This feature eliminates the downtime and labor costs associated with periodic cleaning of the water distribution system. All units feature patented technology with environmentally friendly hydrofluorocarbon refrigerants. We also manufacture the patented QuietQube ice cube machines, which feature CVD, or cool vapor defrost, technology, operate heat-free, are 75% quieter than non-CVD units and produce more ice in a smaller footprint. These QuietQube machines are ideally suited for use in new restaurants, which often feature more open designs, and for use with the self-service beverage systems increasingly found in quick service restaurants and convenience stores. Our ice machines are sold throughout North America, Europe and Asia.

Walk-in Refrigerators and Freezers.  We manufacture under the brand names Kolpak and Harford-Duracool modular and fully assembled walk-in refrigerators, coolers and freezers for restaurants, institutions, commissaries and convenience stores. Walk-in refrigerators and freezers are large, insulated storage spaces fitted with refrigeration systems. Most walk-ins are custom-made from modular insulated panels constructed with steel or aluminum exteriors and foamed-in-place urethane insulation. Refrigerator/blower units are installed in order to maintain an even temperature throughout the refrigerated space. Walk-ins come in many models with various types of doors, interior shelving, and viewing windows. Units range in size from 200 to 60,000 cubic feet. We also produce a complete line of express or pre-assembled walk-ins.

Reach-in Refrigerators and Freezers.  Reach-in refrigerators and freezers are typically constructed from stainless steel and have a thick layer of insulation in the walls, doors and floor. The cabinets have one to three doors, made of either glass or steel, and come in a variety of sizes with storage capabilities up to 72 cubic feet. Although reach-ins resemble household refrigerators, commercial versions utilize few plastic parts, incorporate larger compressor units and do not usually combine refrigerator and freezer compartments in the same unit. These design features stem from the needs of end-users and heavy duty usage of most reach-ins. For example, in contrast to the typical household refrigerator, commercial reach-ins may be opened and closed hundreds of times per day, placing mechanical strain on the structure and greatly increasing the cooling load on the refrigeration system. We produce under our McCall and Koolaire brands over 60 self-contained upright and under-counter refrigeration equipment units, including a full line of reach-ins and refrigerated food preparation equipment for restaurants, institutions and commissaries. We make over 50 standard models of reach-ins plus custom-built units.

Dispensers and Products.  Our subsidiary Manitowoc Beverage Equipment Inc. produces ice-cube dispensers, beverage dispensers, ice/beverage dispensers, post-mix dispensing valves and cast aluminum cold plates and related equipment for use by quick service restaurants, convenience stores, bottling operations, movie theaters, and the soft-drink industry. Ice cube dispensers come in the form of floor and countertop models with storage capacities ranging from 45 to 310 pounds, while ice/beverage dispensers include traditional combination ice/beverage dispensers, drop-in dispensers and electric countertop units. Dispensing systems are manufactured for the dispensing of soda, water and beer. Soda systems include remote systems that produce cold carbonated water and chill incoming water and syrup prior to delivery to dispensing towers. Beer systems offer technically advanced remote beer delivery systems which are superior by design, allow increased yields, provide better under-bar space utilization and allow multiple stations to operate from one central unit.

Our subsidiary Manitowoc Beverage Systems, Inc., or MBS, is a systems integrator with nationwide distribution of beverage dispensing and backroom equipment and support system components. MBS serves the needs of major beverage and bottler customers, restaurants, convenience stores and other outlets and provides our customers with one point of contact for their beverage dispenser and backroom equipment needs. It operates throughout the United States, with locations in Ohio, California, and Virginia.

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2003 and 2002 was not significant because orders are generally filled within 24 to 48 hours.

Marine

We operate four shipyards located in Sturgeon Bay, Wisconsin; Marinette, Wisconsin; Toledo, Ohio; and Cleveland, Ohio.  Our Marinette facility is a leading builder of mid-sized commercial, research and military vessels in the U.S. Marinette Marine operates one of the largest shipyards in the Great Lakes and offers complete in-house capabilities for all shipbuilding disciplines.  Our shipyard in Sturgeon Bay consists of approximately 55 acres of waterfront property. Four of those acres, which connect two operating areas of the shipyard, are leased under a long term ground lease. Our Sturgeon Bay facilities include approximately 295,000 square feet of enclosed manufacturing and office space, a 140-foot by 1,158-foot graving dock, a 250-foot graving dock, and a 600-foot, 7,000-ton, floating dry-dock. We also lease shipyard facilities at Toledo and Cleveland for our Marine segment. These facilities include waterfront land, buildings, and 800-foot and 550-foot graving docks.

The year-end backlog for our Marine segment includes new project work to be completed over a series of years and repair and maintenance work presently scheduled which will be completed in the next year.  At December 31, 2003, the backlog for our Marine segment approximated $338 million, compared to $189 million one year ago. The backlog is primarily made up of new vessel construction projects and does not include options for additional vessels yet to be awarded.

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

Seasonality

Typically, the second and third quarters represent our best quarters for our consolidated financial results. In our Crane segment, summer represents the main construction season. Customers require new machines, parts, and service in advance of that season.   Since the summer brings warmer weather, there is also an increase in the use and replacement of ice machines, as well as new construction and remodeling within the foodservice industry. As a result, distributors build inventories during the second quarter for the increased demand.  With respect to our Marine segment, the Great Lakes shipping industry’s sailing season is normally May through November. Thus, barring any emergency groundings, the majority of repair and maintenance work is performed during the winter months and the work is typically completed during the first and second quarter of the year.  As a result of our acquisition of Marinette marine and the overall increase in new construction project work in our Marine segment, the seasonality of our traditional repair and maintenance work is less extreme as new construction projects are performed throughout the year.

Competition

We sell all of our products in highly competitive industries. We compete in each of our industries based on product design, quality of products and services, product performance, maintenance costs, and price. Several of our competitors have greater financial, marketing, manufacturing and distribution resources than we do. We believe that we benefit from the following competitive advantages: leading market positions, strong brand names, a reputation for quality products and service, an established network of global distributors, broad product line in the markets we serve, and a commitment to engineering design and product innovation. However, we cannot assure you that our products and services will continue to compete successfully with our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers. The following table sets forth our primary competitors in each of our business segments:

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-Boom Crawler Cranes	Hitachi; Kobelco; Liebherr; Sumitomo/Link-Belt; and Terex/Demag

	Tower Cranes	Comensa; Gru Comedil; Liebherr; and Peiner

	Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex/Demag; and Tadano

	Boom Trucks	Terex; Manitex

Business Segment	Products	Primary Competitors

Foodservice Equipment	Ice Machines	Hoshizaki; Scotsman

	Ice/Beverage Dispensers	I.M.I. Cornelius; Lancer Corporation; Enodis; Vin Service; Celli; and Automatic Bar Controls

	Walk-in Refrigerators/Freezers	American Panel; ICS; Nor-Lake; and W.A. Brown

	Reach-in Refrigerators/Freezers	Beverage Air; Delfield; Traulsen; and True Foodservice

Marine	Ship Repair and Construction	Alabama Shipbuilding & Drydock; Bender Shipbuilding & Repair; Bollinger, Lockport & Larose; Fraser Shipyards; Friede Goldman Halter; and Port Weller Drydocks

Engineering, Research and Development

Our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at all of our significant manufacturing facilities. We have a staff of engineers and technicians on three continents who are responsible for improving existing products and developing new products. Manitowoc incurred research and development expenditures of $17.4 million in 2003, $15.6 million in 2002 and $7.9 million in 2001.  The increase in Manitowoc’s research and development expenditures is the result of the Grove and Potain acquisitions and increased product development in the Foodservice and Crane segments.

Our teams of engineers focuses on developing innovative, high performance, low maintenance products that are intended to create significant brand loyalty among customers. Design engineers work closely with our manufacturing and marketing staff, enabling us to identify quickly changing end-user requirements, implement new technologies and effectively introduce product innovations. Close, carefully managed relationships with dealers, distributors and end users help us identify their needs, not only for products, but for the service and support that is critical to their profitable operations. As part of our ongoing commitment to provide superior products, we intend to continue our efforts to design products that meet evolving customer demands and reduce the period from product conception to product introduction.

Employee Relations

The company employs approximately 7,700 persons and has labor agreements with 18 union locals in North America.  In addition, a large majority of Potain’s and Grove’s European employees belong to European trade unions:  There were the following work stoppages during 2003 and 2002:

•                       There was a work stoppage at our Manitowoc Crane facility for 4 days during November of 2003 by the Local International Association of Machinists

•                       There was a work stoppage at our Marinette Marine facility beginning January 21, 2003, which lasted 44 days by the local boilermakers union.

•                       There was a work stoppage during 2002 at our Bay Shipbuilding facility for 5 days during February 2002 by the local boilermakers, electrical workers, pipefitters and carpenters unions.

In 2004, a total of two collective bargaining contracts expire at Manitowoc Cranes and Toledo Ship repair Company.

Web Site

Please visit our web site at www.Manitowoc.com  for more information about us or to review our most recent SEC filings.

We make available on our website, free of charge, Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after filing with the SEC.

Geographic Areas

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2003	2002	2001	2003	2002
United States	$902,486	$912,328	$751,071	$498,729	$493,869
Other North America	13,173	25,711	17,333	—	—
Europe	499,331	303,577	155,728	425,383	425,783
Asia	84,066	68,390	31,264	9,610	9,454
Middle East	59,881	18,885	6,905	—	—
Central and South America	10,883	7,410	6,468	711	853
Africa	7,906	7,291	6,180	—	—
South Pacific and Caribbean	2,989	13,275	6,872	—	—
Australia	12,471	6,536	2,602	1,136	—
Total	$1,593,186	$1,363,403	$984,423	$935,569	$929,959

Item 2.  PROPERTIES OWNED

The following table outlines the principal facilities we own or lease as of December 31, 2003:

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased

Cranes and Related Products

Europe/Asia

Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased

Moulins, France	Manufacturing/Office	355,000	Owned

Dilligen, Germany	Manufacturing/Office	331,000	Leased

Charlieu, France	Manufacturing/Office	323,000	Owned/Leased

Zhangjiagang, China	Manufacturing	245,500	Leased

Walldorf, Germany	Office	184,000	Leased

Noe Pereira, Portugal	Manufacturing	183,000	Leased

La Clayette, France	Manufacturing/Office	161,000	Owned/Lesed

Charlolles, France	Manufacturing	123,000	Leased

Niella, Italy	Manufacturing	105,500	Owned

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased

Tonneins, France	Manufacturing/Office and Storage	101,900	Owned/Leased

Ecully, France	Office	85,000	Owned

Sestra, Portugal	Office	84,000	Owned

Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased

Osny, France	Office/Storage/Repair	43,000	Owned

Arneburg, Germany	Manufacturing	73,000	Owned

Kronau, Germany	Manufacturing	55,000	Leased

Decines, France	Logistics	47,500	Leased

Vaux-en-Velin, France	Office/Workshop	17,000	Owned

Naia, Portugal	Manufacturing	17,000	Owned

Vitrolles, France	Office	16,000	Owned

Sunderland, United Kingdom	Office/Storage	14,000	Leased

Lusigny, France	Crane Testing Site	10,000	Owned

Baudemont, France	Office	8,000	Owned

Singapore	Office	7,000	Leased

Lisbonne, Portugal	Office	6,500	Owned

United States

Shady Grove, Pennsylvania	Manufacturing/Office	1,165,600	Owned

Waverly, Nebraska	Manufacturing/Office	303,800	Owned

Manitowoc, Wisconsin	Manufacturing/Office	278,000	Owned

Quincy, Pennsylvania	Manufacturing	40,100	Owned

Bauxite, Arkansas	Manufacturing/Office	22,000	Owned

Foodservice Equipment

Europe/Asia

Hangzhou, China	Manufacturing/Office	80,000	Owned

Milan, Italy	Manufacturing/Office	20,000	Owned/Leased

Frankfurt, Germany	Manufacturing/Office	15,000	Owned

United States

Manitowoc, Wisconsin	Manufacturing	376,000	Owned

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased

Parsons, Tennessee(1)	Manufacturing/Office	214,000	Owned

Sparks, Nevada	Manufacturing	150,000	Leased

Sellersburg, Indiana	Manufacturing/Office	140,000	Owned

River Falls, Wisconsin	Manufacturing	133,000	Owned

La Mirada, California	Manufacturing/Office	77,000	Leased

Selmer, Tennessee	Manufacturing/Office	72,000	Owned/Leased

Aberdeen, Maryland	Manufacturing/Office	67,000	Owned

Marine

Marinette, Wisconsin	Shipyard	450,000	Owned

Sturgeon Bay, Wisconsin	Shipyard	220,000	Owned/Leased

Toledo, Ohio	Shipyard	60,000	Leased

Cleveland, Ohio	Marine Repair and Storage	8,000	Leased

Corporate

Manitowoc, Wisconsin	Office	34,000	Owned

(1)                                  There are three separate locations within Parsons, Tennessee.

In addition, we lease sales office and warehouse space for our Crane segment in Begles, France; Lille, France; Nantes, France; Rouen, France; Toulouse, France; Portel, France; Bletigy, France; Nice, France; Orleans, France; Munich, Germany; Budapest, Hungary; Warsaw, Poland; Sydney, Australia; Beijing, China; Dubai, UAE; and the Czech Republic.  Within the United States we lease office and warehouse space for our Foodservice segment in Franklin, Tennessee; Salem, Virginia; Irwindale, California; Holland, Ohio; Decaturville, Tennessee; Reno, Nevada; Selmer, Tennessee; Blue Ridge Summit, Pennsylvania; and Clackames Oregon.  We also own sales offices and warehouse facilities for our Crane segment in Northhampton, England and Dole, France.

See Note 18, “Leases” to the Consolidated Financial Statements for additional information regarding leases.

Item 3.  LEGAL PROCEEDINGS

We have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including us, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Recent estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of cost for this site are not yet final.  Although liability is joint and several, our share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, we accrued $3.3 million in connection with this matter.  The amounts we have spent each year through December 31, 2003 to comply with our portion of the cleanup costs have not been material.  Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  Our remaining estimated liability for this matter, included in Other Current Liabilities in the Consolidated Balance Sheet at December 31,

2003 is $0.6 million.  Based on the size of our current allocation of liability at this site, the existence of other viable potentially responsible parties and current reserve, we do not believe that any liability imposed in connection with this site will have a material adverse effect on our financial condition, results of operations or cash flows.

At certain of our other facilities, we have identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, we do not expect that the ultimate costs will be material to us.

We believe that we have obtained and are in substantial compliance with those material environmental permits and approvals necessary to conduct our various businesses.  Based on the facts presently known, we do not expect environmental compliance costs to have a material adverse effect on our financial condition, results of operations or cash flows.

As of December 31, 2003, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  Our self-insured retention levels vary by business unit, and have fluctuated over the last five years.  The range of our self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of our self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition in 2002 for cranes manufactured in the United States for occurrences from 2000 through October 2002.  As of December 31, 2003, the  largest self-insured retention level currently maintained by us is $2.0 million per occurrence and applies to product liability for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2003, were $31.8 million; $9.6 million reserved specifically for cases and $22.2 million for claims incurred but not reported, which were estimated using actuarial methods.  Based on our experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2003 and 2002, we had reserved $41.7 million and $38.5 million, respectively, for warranty claims included in Product Warranties and Other Non-Current Liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation.  Infrequently a material warranty issue can arise which is beyond the scope of our historical experience.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of our historical experience.  Presently, there are no reliable methods to estimate the amount of any such potential changes.

We are involved in numerous lawsuits involving asbestos-related claims in which we are one of numerous defendants.  After taking into consideration legal counsel’s evaluation of such actions, the current political environment with respect to asbestos related claims, and the liabilities accrued with respect to such matters, management does not expect that the ultimate resolution of those claims will have a material adverse effect on our financial condition, results of operations and cash flows.

We are also involved in various other legal actions arising in the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on our financial conditions, results of operations and cash flows.

At December 31, 2003, we are contingently liable under open standby letters of credit issued by our bank in favor of third parties totaling $28.6 million primarily related to business in the Marine segment.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of the Company’s fiscal year ended December 31, 2003.

Executive Officers of the Registrant

Each of the following officers of the company has been elected to a one-year term by the Board of Directors.  The information presented is as of February 25, 2004.

Name	Age	Position With The Registrant	Principal Position Held Since
Terry D. Growcock	58	Chairman & Chief Executive Officer	1998

Timothy M. Wood	56	Vice President & Chief Financial Officer	2002

Thomas G. Musial	52	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	44	Vice President, General Counsel and Secretary	1999

Carl J. Laurino	42	Treasurer	2001

Glen E. Tellock	43	Senior Vice President	2002

Timothy J. Kraus	50	Vice President	2000

Dennis E. McCloskey	61	Vice President	2002

Terry D. Growcock, 58, Mr. Growcock was named chairman of the board and chief executive officer in October 2002.  He served as president and chief executive officer since 1998.  He has also been a director since 1998.  From 1996 to 1998, he was president and general manager of Manitowoc Ice, and from 1994 to 1996 he was executive vice president of Manitowoc Equipment Works.  Prior to joining Manitowoc, Mr. Growcock served in numerous management and executive positions with Siebe plc and United Technologies.

Timothy M. Wood, 56, Mr. Wood became vice president and chief financial officer in October 2002.  Previously, he was senior vice president and chief financial officer of Redem Technologies since May 2000.  Prior to this Mr. Wood served in positions of increasing responsibility at Borg Warner Corporation over a 23-year period.  Most recently, he was vice president-chief financial officer of Burns International Services (formerly Borg Warner Security Corporation), a public company in the security industry.

Thomas G. Musial, 52, senior vice president of human resources and administration since 2000.  Previously, vice president of human resources and administration (1995), manager of human resources (1987), and personnel/industrial relations specialist (1976).

Maurice D. Jones, 44, general counsel and secretary since 1999 and as a vice president since 2002.  Prior to joining Manitowoc, Mr. Jones was a partner in the law firm of Davis and Kuelthau, S.C., and served as legal counsel for Banta Corporation.

Carl J. Laurino, 42, Mr. Laurino joined the corporate staff in January 2000 as assistant treasurer and served in that capacity until his promotion to treasurer in May 2001.  Previously, Mr. Laurino spent 15 years in the commercial banking industry with Firstar Bank (n/k/a US Bank), Norwest Bank, and Associated Bank.  During that period, Mr. Laurino held numerous positions of increasing responsibility including commercial loan credit analyst with Associated Bank, commercial loan officer with Norwest Bank, and vice president and commercial banking manager with US Bank.

Glen E. Tellock, 43, senior vice president and president and general manager of Manitowoc Crane Group since 2002.  Previously, senior vice president and chief financial officer (1999), vice president of finance and treasurer (1998), corporate controller (1992) and director of accounting (1991).  Prior to joining Manitowoc, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as audit manager for Ernst & Whinney.

Timothy J. Kraus, 50, vice president and president and general manager of Manitowoc Foodservice Group since 2000.  Previously, general manager of Manitowoc’s Ice/Beverage Group (1999), executive vice president and general manager of Manitowoc Ice (1998), vice president of sales and marketing (1995), and national sales manager (1989).  Prior to joining Manitowoc, Mr. Kraus was president of Universal Nolin.

Dennis E. McCloskey, 61, vice president and president and general manager of Manitowoc Marine Group since 2003. Previously, vice president and general manager of Marinette Marine Corporation (2002), and vice president of business development for Manitowoc Foodservice Group (2001).  Prior to joining Manitowoc, Mr. McCloskey was a group vice president at Tecumseh Products Company and group vice president of refrigeration and air conditioning at Frigidaire Company.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol MTW. At February 25, 2004, the approximate number of record shareholders of common stock was 2,804.

The high and low sales prices of our common stock were as follows for 2003, 2002 and 2001:

	2003			2002			2001
Year Ended December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$26.55	$16.81	$16.81	$40.55	$29.92	$39.07	$30.94	$23.00	$24.80
2nd Quarter	23.64	16.78	22.30	43.90	34.76	35.10	29.50	22.30	29.50
3rd Quarter	25.55	18.87	21.69	35.10	26.74	27.05	29.50	22.40	24.24
4th Quarter	31.75	21.31	31.20	28.04	21.86	25.50	32.84	23.00	31.10

Item 6.  SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc. The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information presented reflects all business units other than Manitowoc Boom Trucks, Femco Machine Company, Inc., North Central Crane and the Aerial Work Platform businesses, which were either sold or closed during 2003 and 2002 and are reported in discontinued operations in the accompanying Consolidated Financial Statements. The results of all businesses acquired or divested during the time periods presented are included in the table from their acquisition date or up to their divestiture date.

The Manitowoc Company, Inc
SIX YEAR FINANCIAL SUMMARY

(Thousands of dollars, except shares and per share data)

	2003	2002	2001	2000	1999	1998
Net sales
Cranes and Related Products	$985,138	$681,040	$391,109	$240,027	$245,569	$243,024
Foodservice Equipment	457,000	462,906	411,637	425,080	379,625	319,457
Marine	151,048	219,457	181,677	71,942	55,204	45,412
Total	1,593,186	1,363,403	984,423	737,049	680,398	607,893
Gross profit	337,229	322,557	270,598	215,071	209,693	179,415
Earnings From Operations
Cranes and Related Products	25,093	55,235	62,654	52,383	51,586	41,004
Foodservice Equipment	65,927	56,749	57,942	61,368	65,372	52,950
Marine	4,750	19,934	18,924	8,902	7,297	6,978
Corporate	(19,210)	(15,171)	(11,961)	(12,313)	(11,166)	(10,543)
Amortization expense	(2,919)	(2,001)	(11,074)	(6,721)	(5,932)	(3,421)
Curtailment gain	12,897	—	—	—	—	—
Total	86,538	114,746	116,485	103,619	107,157	86,968
Interest expense	(56,935)	(51,963)	(37,408)	(12,809)	(10,780)	(9,694)
Loss on debt extinguishment	(7,300)	—	(5,540)	—	—	—
Other income (expense) - net	303	1,943	(1,268)	(2,039)	(1,972)	(1,465)
Earnings from continuing operations before income taxes	22,606	64,726	72,269	88,771	94,405	75,809
Provision for taxes on income	4,069	23,302	27,875	33,020	34,930	27,966
Earnings from continuing operations	18,537	41,424	44,394	55,751	59,475	47,843
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(2,941)	331	1,154	4,517	7,309	3,536
Loss on sale or closure of discontinued operations, net of income taxes	(12,047)	(25,457)	—	—	—	—
Cumulative effect of accounting change, net of income taxes	—	(36,800)	—	—	—	—
Net earnings (loss)	$3,549	$(20,502)	$45,548	$60,268	$66,784	$51,379
Cash Flows
Cash flow from operations	$150,863	$94,539	$106,615	$63,047	$103,371	$56,814
Identifiable Assets
Cranes and Related Products	$1,094,183	$1,022,771	$577,920	$171,867	$165,974	$178,470
Foodservice Equipment	290,586	320,840	368,363	359,196	314,982	254,506
Marine	91,519	93,983	77,291	75,757	10,162	7,023
Corporate	126,293	139,529	57,238	35,710	39,122	41,015
Total	$1,602,581	$1,577,123	$1,080,812	$642,530	$530,240	$481,014
Long-term Obligations
Long-term debt	$567,084	$623,547	$446,522	$137,668	$79,223	$79,834
Depreciation
Cranes and Related Products	$36,776	$24,226	$10,926	$2,118	$2,613	$2,729
Foodservice Equipment	6,474	7,071	7,082	6,168	4,861	4,906
Marine	1,027	1,165	998	437	415	333
Corporate	1,160	615	668	352	384	405
Total	$45,437	$33,077	$19,674	$9,075	$8,273	$8,373
Capital Expenditures
Cranes and Related Products	$25,028	$19,116	$17,032	$2,117	$3,221	$2,153
Foodservice Equipment	5,005	4,107	7,307	8,883	8,974	7,415
Marine	735	1,490	2,908	1,481	1,165	1,174
Corporate	1,209	8,283	1,857	168	39	144
Total	$31,977	$32,996	$29,104	$12,649	$13,399	$10,886
Per Share
Basic earnings (loss) per share:
Earnings from continuing operations	$0.70	$1.64	$1.83	$2.24	$2.29	$1.84
Earnings (loss) from discontinued operations, net of income taxes	(0.11)	0.01	0.05	0.18	0.28	0.14
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(1.01)	—	—	—	—
Cumulative effect of accounting changes, net of income taxes	—	(1.46)	—	—	—	—
Net earnings (loss)	$0.13	$(0.82)	$1.87	$2.42	$2.57	$1.98
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.69	$1.61	$1.81	$2.22	$2.27	$1.83
Earnings (loss) from discontinued operations, net of income taxes	(0.11)	0.01	0.05	0.18	0.28	0.14
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(0.99)	—	—	—	—
Cumulative effect of accounting change, net of income taxes	—	(1.43)	—	—	—	—
Net earnings (loss)	$0.13	$(0.80)	$1.86	$2.40	$2.55	$1.97

Average shares outstanding:
Basic	26,575,450	25,192,562	24,269,807	24,891,387	25,991,711	25,932,356
Diluted	26,702,852	25,781,801	24,548,463	25,122,795	26,200,666	26,125,067

1) Certain information above for years 1998 through 2002 has been restated to show the discontinued operation presentation of Manitowoc Boom Trucks, Inc.  North Central Crane and Excavator Sales Corp, and the Aerial Work Platform businesses.  See Note 4 to the consolidated financial statements.

2) Effective January 1, 2002,  the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  See Note 7 to the consolidated financial statements.

3) The company acquired certain businesses during 2002 and 2001.  See Note 3 to the consolidated financial statements.  The company acquired three businesses in 2000, two businesses in 1999, and one business in 1998.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in this annual report

Overview The Manitowoc Company, Inc. (referred to as the company, MTW, we, our, and us) is a leading, diversified, multi-industry manufacturer of engineered capital goods and support services for selected market segments, which today include Cranes and Related Products (Crane), Foodservice Equipment (Foodservice), and Marine. The centerpiece of our efforts is and will continue to be to provide customer-focused, quality products and services to the markets we serve, with the goal to continuously improve economic value for our stockholders.

The following discussion and analysis covers key drivers behind our results for 2003 and is broken down into three major sections. First, we provide an overview of our results of operations for the years 2001 through 2003 on a consolidated basis and by business segment. In later sections, we discuss our market conditions, acquisitions, liquidity and capital resources, and our risk management techniques. Lastly, we provide a discussion of contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.

Results of Consolidated Operations

In Thousands	2003	2002	2001
Net sales	$1,593,186	$1,363,403	$984,423
Cost of sales	1,255,957	1,040,846	713,825
Gross profit	337,229	322,557	270,598
Engineering, selling and administrative expenses	250,580	194,201	143,039
Amortization expense	2,919	2,001	11,074
Plant consolidation and restructuring costs	10,089	11,609	—
Curtailment gain	(12,897)	—	—
Operating earnings from continuing operations	86,538	114,746	116,485
Interest expense	(56,935)	(51,963)	(37,408)
Loss on debt extinguishment	(7,300)	—	(5,540)
Other income (expense) - net	303	1,943	(1,268)
Earnings from continuing operations before income taxes	22,606	64,726	72,269
Provision for taxes on income	4,069	23,302	27,875
Earnings from continuing operations	18,537	41,424	44,394
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(2,941)	331	1,154
Loss on sale or closure of discontinued operations, net of income taxes	(12,047)	(25,457)	—
Cumulative effect of accounting change, net of income taxes	—	(36,800)	—
Net earnings (loss)	$3,549	$(20,502)	$45,548

In 2003 we decided to discontinue the scissor-lift, and boom-lift product segments, to close the Liftlux facility in Dillingen, Germany, and to discontinue U.S. Manlift production at the Shady Grove, Pennsylvania facility. In addition, we sold the assets of our North American company-owned crane distribution entity.  In 2002 we sold Manitowoc Boom Trucks, Inc. and determined to divest of Femco Machine Company, Inc. which occurred in 2003.  We have reported the results of these operations as discontinued and have restated prior year amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior year amounts throughout this Management Discussion and Analysis have been restated to reflect the reporting of these operations as discontinued.

Year Ended December 31, 2003 Compared to 2002
Consolidated net sales increased 16.9% in 2003 to $1.6 billion from $1.4 billion in 2002. This increase in sales was due to the acquisition of Grove Investors, Inc. (Grove) on August 8, 2002.  Grove was included in our consolidated financial results for a full year in 2003 versus just under five months in 2002.  Consolidated net sales for 2003 were also impacted by a further downturn in the U.S. crawler crane market that began in 2002. The decline in the domestic crawler crane market was partially offset in the Crane segment by modest improvements in tower and mobile telescopic crane sales in parts of Europe and Asia.  Consolidated net sales in 2003 were also negatively impacted in our Marine segment from customer deferrals of new construction projects and a union strike in the first quarter.  In addition, our 2003 consolidated net sales were bolstered by the impact that the stronger Euro had on the global consolidation of our U.S. Dollar denominated financial statements.

Gross margin decreased in 2003 to 21.2% from 23.7% in 2002. This decline was due to reduced margins in our Crane and Marine segments, offset by a gross margin improvement in our Foodservice segment.  Crane segment gross margin declined 3.4 percentage points during 2003 as a result of the following items: (i) the loss of our ability to spread fixed costs over a comparable base of revenue due to the decline in production volumes in our domestic crawler crane business, (ii) a shift in product mix toward smaller mobile telescopic cranes; (iii) worldwide price competition in our Crane segment; and (iv) lower historical margins for the Grove product line.  Foodservice segment gross margin increased 1.5 percentage points during 2003 as the result of facility consolidations and operational improvements.  Marine segment gross margin declined 0.5 percentage points during 2003 due to the following: (i) the change in mix of new construction project work toward projects in their earlier stages, (ii) customer deferrals of new project awards during the year, and (iii) the impact of the strike at Marinette Marine during the first quarter of the year.  The strengthening of the Euro versus the U.S. Dollar in 2003 caused our manufacturing costs to increase at our European manufacturing facilities when converted to U.S. Dollars in our Consolidated Financial Statements.  In addition, all of our segments experienced increased healthcare and insurance costs during 2003 versus 2002.

Engineering, selling and administrative expenses (ES&A) increased during 2003 to 15.7% of net sales versus 14.2% of net sales in 2002. This percentage increase was due to lower sales volumes in the Crane and Marine segments, a larger volume of new project quotation activity within our Marine segment, the impact of the exchange rate between the U.S. Dollar and the Euro in 2003 versus 2002, and higher corporate expenses.  The increase in corporate expenses in 2003 is the result of growth due to recent acquisitions, corporate assumption of certain staff responsibilities previously handled by acquired companies, and 2003 increases in health and insurance costs.  In addition, during 2003, we invested in the development and introduction of new products within both our Crane and Foodservice segments.  Our investment in new products resulted in increases in research and development spending as well as additional engineering costs.  During 2003, the Crane segment introduced 15 new products, while the Foodservice Segment introduced 25 new products.  Offsetting these increases in ES&A costs, the total ES&A expenses were less in the Foodservice and Marine segments in 2003 than they were in 2002 by 1.4% and 4.3%, respectively.  All three of our segments took several actions to control and reduce certain ES&A expenses in 2003 and future years.  These actions included the continued consolidation of Crane segment facilities in Europe, closure of our National Crane facility in Waverly, Nebraska, consolidating support functions, and, consolidations of certain of our beverage equipment distribution facilities.

Amortization expense of $2.9 million during 2003 increased 45.9% over the $2.0 million reported in 2002. This increase in amortization expense in 2003 was the result of a full year of amortization of patents acquired in the Grove acquisition during the third quarter of 2002 and the increased U.S. Dollar translation of amortization expenses denominated in Euros.

Throughout 2003, we completed certain restructuring activities primarily within our Crane segment as a continuation of the Grove acquisition in 2002 as well as other initiatives to reduce our overall fixed cost structure.

We recorded a total of $10.1 million in restructuring costs during 2003.  Of this amount, $3.5 million was the result of the write-down of the values of certain properties in the U.S. and Europe that were made redundant as a result of our integration and reorganization activities.  Our European crane operations also recognized

$2.5 million in restructuring costs associated with the closure of certain facilities and the relocation of inventory, equipment and people to other facilities.  We also recorded $3.0 million in restructuring costs associated with the closure of our National Crane production facility in Waverly, Nebraska, and the relocation of the production of our National Boom-Truck product line to our facility in Shady Grove, Pennsylvania.  In addition, our Foodservice segment recorded $1.0 million in restructuring costs associated with the closure of its ice-machine production facility in Italy to be relocated to China and the disposal of our Multiplex facility in St. Louis, Missouri.

During 2003, we recognized a $12.9 million curtailment gain as the result of certain amendments to our postretirement health benefit plan, which will reduce the amount of certain benefits participants will receive in future years.

After taking all of the above matters into account, our consolidated operating earnings from continuing operations for the year ended December 31, 2003 were $86.5 million, which was 24.6% lower than 2002.  Consolidated operating earnings in 2003 were 5.4% of net sales compared to 8.4% of net sales in 2002.

Interest expense during 2003 of $56.9 million was 9.6% higher than the $52.0 million recorded during 2002. This increase in 2003 is due to a full year’s worth of interest expense related to the 10 ½% Senior Subordinated Notes due 2012.  These notes were issued in August 2002 to complete the Grove acquisition.  In addition, the increase in the Euro versus U.S. Dollar exchange rate caused increased expense associated with our 175 million Euro denominated Senior Subordinated Notes due 2011.  The weighted average interest rate paid on all outstanding debt at December 31, 2003 was 7.9% as compared to 7.0% at December 31, 2002.

During 2003, we paid down $109.6 million of outstanding term debt due to strong cash flows.  Only $46.3 million of our 2003 debt payments were required during the year.  The remaining $63.3 million of debt reduction in 2003 was prepayments.  During 2003, we incurred $7.3 million in costs resulting from these prepayments, of which $5.9 million was due to the write-off of deferred financing fees, and $1.4 million was costs incurred to unwind certain interest rate swaps.

The 2003 effective income tax rate for continuing operations was 18.0%, compared to 36.0% in 2002.  The decrease in our effective tax rate in 2003 was due to the impact of certain global tax planning initiatives as well as the impact of fixed permanent book-tax differences on significantly lower pre-tax income.

Discontinued operations include the results of operations of a portion of our Aerial Work Platform (AWP) business, our company-owned crane distribution company located in the Mid-Western United States, Femco Machine Company, Inc., and the costs associated with the sale or closure of these businesses.  In addition, discontinued operations include the cost associated with the final purchase price adjustment from the sale of Manitowoc Boom Trucks Inc. in 2002.  The portions of our AWP business which were discontinued were the Liftlux product line and facility located in Dillingen, Germany, our scissor-lift and boom-lift product categories, and our U.S. Manlift product line.  During 2003 we recorded a $14.8 million charge ($12.0 million net of tax) related to the decision to exit these AWP product categories and facilities.  This total charge is made up of the following items: (i) $3.5 million for early termination of a facility lease contract; (ii) $3.9 million for the write-down of certain inventory to its estimated realizable value; (iii) $1.4 million for employee severance; (iv) $4.9 million for the recognition of a goodwill impairment charge in the AWP reporting unit in the second quarter of 2003; and (v) $1.1 million for other asset impairment charges and estimated costs to close these operations.

Year Ended December 31, 2002 Compared to 2001

Consolidated net sales for the year ended December 31, 2002 increased 38.5% to $1.4 billion, from just under $1.0 billion for the same period in 2001.  A significant portion of this increase is the result of the acquisitions in our Crane segment.  Results for 2002 included a partial year of Grove, which we completed on August 8, 2002, and a full year of Potain, which was acquired on May 9, 2001.  During 2002 Foodservice segment net sales increased 12.5% and Marine segment sales increased 20.8% versus the prior year.  The Foodservice increase was due to increased volumes in our Ice and Beverage businesses during the second half of 2002, as well as increased sales volumes in our private label residential refrigerator product throughout the year.

The sales increase in our Marine segment was due to strong new construction activity versus the prior year including several U.S. Coast Guard buoy tenders, and the start up of production on one of three Staten Island Ferries and a Great Lakes Ice Breaker for the U.S. Coast Guard.

Gross margin decreased in 2002 to 23.7% from 27.5% in 2001.  Gross margin in the Crane segment declined 3.9 percentage points in 2002 versus 2001.  Cost of sales for 2002 includes a fourth quarter charge of $3.3 million associated with expensing acquired Grove inventory at fair market value rather than actual production costs. Future periods will not been affected by similar charges because all of the write-up to fair value of the acquired inventory was reflected through costs of sales in 2002.  The decline in gross margin in 2002 versus 2001 also resulted from lower volumes in our Crane segment and historically lower gross margins from the Grove product lines.  Gross margin in the Foodservice segment decreased approximately 1.3 percentage points in 2002.  The gross margin in our Marine segment decreased 3.9 percentage points in 2002 versus 2001.  This decrease is primarily the result of a continued shift in the mix of revenues to lower-margin project work versus higher-margin repair work. In addition, all of our segments were impacted by higher healthcare costs in 2002.

ES&A expenses increased $51.2 million for the year ended December 31, 2002, compared to 2001. The majority of this increase was the result of the acquisition of Grove August 2002, and Potain in May 2001, and increased healthcare costs across the company.  These three items accounted for approximately $46.8 million of the $51.2 million increase. The remainder of the increase was primarily the result of increased engineering expenses in the Crane and Foodservice segments for new product development and increases in corporate expense as corporate assumed certain staff responsibilities previously handled in the business units of the acquired companies. As a percent of sales, ES&A decreased slightly to 14.2% of net sales in 2002 versus 14.5% for the year ended December 31, 2001.  We took several actions in 2002 to control ES&A expense in the current and future years. These actions include consolidation of the Multiplex operation within the Foodservice segment and implementing a reorganization plan in the Crane segment following the Grove acquisition.

Amortization expense decreased $9.1 million for the year ended December 31, 2002, compared to the year ended December 31, 2001.  This decrease is the result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to at least annual impairment tests at each reporting unit.

We adopted these new accounting rules for goodwill and other intangible assets on January 1, 2002. Under the transitional provisions of SFAS No. 142, we identified our reporting units, performed impairment tests on the net goodwill and other intangible assets associated with each of the reporting units using a valuation date of January 1, 2002, and determined that a transitional goodwill impairment charge of $51.0 million ($36.8 million net of income tax) was required.  This impairment related to our reporting units as follows: Beverage Group (Foodservice segment) $33.1 million and Manitowoc Boom Trucks Inc. (Crane segment) $17.9 million.  This charge was based upon current economic conditions in those industries.  The impairment charge was recorded as a cumulative effect of accounting change in the Consolidated Statement of Earnings in the first quarter of 2002 in accordance with the transitional provisions of SFAS No. 142.  Under previous accounting requirements, no goodwill impairment would have been recorded on January 1, 2002.

During the first quarter of 2002, we recorded a charge of $3.9 million in connection with the consolidation of our Multiplex operations into our other Foodservice operations.  We took these actions to streamline our cost structure and utilize available capacity.  The charge included $2.8 million to write down the building and land, which was held for sale, to estimated fair market value less cost to sell; $0.7 million for the write-down of certain equipment; and $0.4 million related to severance and other employee related costs.

During the fourth quarter of 2002, we recorded a $7.7 million charge associated with the completion of certain integration activities related to the Grove acquisition and certain other restructuring activities in the Crane segment.  This charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc Crane and Potain facilities; $2.7 million related to the write-down of certain property, plant and equipment; and $1.0 million related to lease termination costs.

After taking all of these matters into account, consolidated operating earnings for the year ended December 31, 2002, were $114.7 million, or 8.4% of sales. This compares with $116.5 million, or 11.8% of sales, for the year ended December 31, 2001.

Interest expense increased $14.6 million for the year ended December 31, 2002, compared to the same period in 2001.  This increase was due to additional interest expense related to the 10 ½% Senior Subordinated Notes due 2012, which were issued in August 2002 to complete the Grove acquisition; additional amortization of debt issue costs related to these notes; and a full year of interest expense and amortization of debt issue costs related to the debt incurred for the Potain acquisition in May 2001. The weighted-average interest rate paid on all outstanding debt as of December 31, 2002 was 7.0%.

The 2002 effective tax rate was 36.0% compared to 38.7% in 2001. The effective rate for 2002 approximated the combined domestic federal and state statutory rate reduced by lower foreign effective rates.  The lower effective rate reflects the benefits of our global tax planning initiatives and the reduction of non-deductible goodwill amortization associated with our adoption of SFAS No. 142.

Discontinued operations include the results of operations of a portion of our Aerial Work Platform (AWP) business, our company-owned crane distribution company located in the Mid-Western United States, Femco Machine Company, Inc., (Femco) Manitowoc Boom Trucks, Inc. (Manitowoc Boom Trucks), and the costs associated with the sale or closure of these businesses.  The portions of our AWP business which were discontinued were the Liftlux product line and facility located in Dillingen, Germany, the discontinuation of production of our scissor-lift and boom-lift product categories, as well as the discontinuation of our U.S. Manlift product line.  In connection with the Grove acquisition, the United States Department of Justice raised concerns about a possible reduction in competition in the United States boom truck market that could result from the acquisition.  In order to address these concerns, the company and Grove agreed with the Department of Justice that, following the completion of the Grove acquisition, we would divest of either Manitowoc Boom Trucks, Inc. or National Crane Corporation (Grove’s boom truck business).  On December 17, 2002, we entered into an agreement with Quantum Heavy Equipment, LLC to sell all of the outstanding stock of Manitowoc Boom Trucks.  The Department of Justice approved the sale on December 30, 2002, and it was completed on December 31, 2002.

In addition, during the fourth quarter of 2002 we finalized our decision to offer Femco for sale. Femco was our crane and excavator aftermarket replacement parts and industrial repair business.  After the Grove acquisition, it was determined that Femco was not a core business to the Crane segment.  Femco was sold in February 2003.

During December 2002, we recorded a $3.4 million ($2.1 million net of income taxes) charge related to the decision to divest of Femco. Of the charge, $2.2 million related to recording the net assets of Femco at fair value less cost to sell based on internal estimates.  In addition, we performed an impairment analysis of the Femco goodwill in accordance with SFAS No. 142, and determined that the entire $1.2 million of goodwill was impaired.  The cumulative $3.4 million charge was recorded in discontinued operations.  At December 31, 2002, the assets and liabilities of Femco were recorded as held for sale in other non-current assets and liabilities, respectively, in the Consolidated Balance Sheet.

Sales and Operating Earnings by Segment
Operating earnings reported below by segment include the impact of reductions due to restructurings and plant consolidations whereas these expenses were separately identified in the Results of Consolidated Operations table above.

Cranes and Related Products Segment

Prior year sales and operating earnings of the Crane segment have been restated for the discontinued operations of AWP, North Central Crane, Manitowoc Boom Trucks, and Femco.

In Thousands	2003	2002	2001
Net Sales	$985,138	$681,040	$391,109
Operating earnings	$25,093	$55,235	$62,654
Operating margin	2.5%	8.1%	16.0%

Year Ended December 31, 2003 Compared to 2002
Net sales in the Crane segment increased 44.7% in 2003 compared to 2002.  This increase was primarily due to our acquisition of Grove on August 8, 2002.  A full year of Grove sales is included in the Crane segment results for 2003.

Grove’s net sales for the period from January 1, 2003 through August 8, 2003 were $333.4 million compared to zero in 2002 prior to its acquisition.  Crane segment net sales in 2003 were also impacted by the continued and further downturn in the U.S. crawler crane market that began for us in 2002.  This decline in the crawler crane market was partially offset by modest improvements in tower and mobile telescopic crane sales in parts of Europe and Asia.  In addition, the strengthening of the Euro as compared to the U.S. Dollar during 2003 resulted in an increase in the U.S. Dollar equivalent for sales denominated in Euro versus the prior year.  Crane segment backlog stood at $220.7 million at December 31, 2003, versus $133.8 million at December 31, 2002.

Crane segment operating earnings decreased $30.1 million in 2003 versus 2002, which represents an operating margin decrease of 5.6 percentage points.  A portion of the decrease is attributable to the inclusion of $9.1 million in restructuring costs as a reduction of Crane operating earnings in 2003 versus $7.7 million in 2002.  These 2003 costs included $3.6 million for write-down of certain properties to their net realizable value.  Approximately $3.0 million in restructuring costs related to the Consolidation of our Waverly, Nebraska production into Shady Grove, and $2.5 million for the completion of our restructuring activities associated with our Potain workforce and facilities in Europe.  Crane segment operating earnings were also negatively impacted by the following: (i) lower volumes in our domestic crawler crane business; (ii) a shift in product mix in the mobile telescopic product category to smaller capacity units; (iii) worldwide price competition across all product categories; and (iv) lower historical gross margins from the Grove product line.

Year Ended December 31, 2002 Compared to 2001
Net sales in the Crane segment increased 74.1% to $681.0 million in 2002 compared to 2001. This increase was primarily due to our acquisition of Grove in August 2002 and a full year of Potain sales in 2002. Grove’s net sales since the date of acquisition and Potain’s net sales from January 1, 2002 through May 9, 2002 were $225.4 million, and $88.9 million, respectively.  The Crane segment experienced a dramatic slowdown in the third quarter of 2002, which continued into the fourth quarter led primarily by decreased volumes in the crawler crane product category and the domestic market.  During the first half of 2002, our crane sales outperformed the market and remained relatively stable compared to the overall industry, which was declining at a rate exceeding 10%. Beginning in the third quarter, our sales declined closer to industry rates.  Crane segment backlog stood at $133.8 million at December 31, 2002, versus $64.5 million at December 31, 2001. The increase is primarily due to the acquisition of Grove during 2002. Excluding Grove, the backlog stood at $48.9 million at December 31, 2002. The decrease in backlog, excluding Grove, is due to the weakened economic conditions that slowed the sales of our crawler cranes.

Crane segment 2002 operating earnings of $55.2 million include a reduction of $7.7 million for restructuring costs.  This represents an 11.8% reduction in operating earnings in 2002 compared to 2001.  Crane segment operating earnings in 2002 also include the full year impact of Potain operating earnings and the impact of Grove operating earnings since the date of acquisition.  In addition, during the fourth quarter of 2002, the Crane segment recognized a $3.3 million charge for expensing acquired Grove inventory at fair market value rather than actual production costs.  The remaining decrease in Crane segment operating earnings in 2002 compared to 2001 occurred primarily as the result of the lower crawler crane production levels due to the sales decline discussed above.

Foodservice Equipment Segment

In Thousands	2003	2002	2001
Net Sales	$457,000	$462,906	$411,637
Operating earnings	$65,927	$56,749	$57,942
Operating margin	14.4%	12.3%	14.1%

Year Ended December 31, 2003 Compared to 2002

Foodservice segment net sales decreased 1.3% in 2003 compared to 2002.  This decrease was the result of lower overall industry shipments in the segment’s Ice and Beverage divisions.  For the full year, industry shipments of ice machines were down approximately 5%.  Despite these industry trends, the segment’s Ice division reflected increased sales in 2003 compared to 2002, increasing our market share.

Beverage equipment sales in 2003 showed negative comparisons to 2002 due to a major chain new equipment rollout that occurred in the fourth quarter of 2002 that did not reoccur in 2003.  The company’s private label residential refrigerator division net sales in 2003 remained flat compared to 2002.  New product introductions by our Foodservice segment bolstered 2003 sales results with the introduction of 25 new products, including the initial rollout of its new “S” Series ice machine product during the fourth quarter of the year.

Foodservice segment operating earnings increased 16.2% in 2003 versus 2002 despite the slight decline in net sales.  The significant improvement in operating earnings was due to the strenght of the Ice division sales, facility consolidation, continued operational improvements across all of the divisions, and lower restructuring costs in 2003 ($1.0 million) compared to 2002 ($3.9million).  The 2003 restructuring costs included $0.7 million for closure of the company’s Italian ice-machine production facility and movement of production to China.  The remaining restructuring costs were recorded as a result of the additional loss on final disposition of the segment’s Multiplex production facility located in St. Louis, Missouri.  In summary, the 2003 operating earnings increase of 16.2% far outpaced the 2003 netsales decline of 1.3% due to favorable mix of sales, operational improvements and facility consolidation.

Year Ended December 31, 2002 Compared to 2001

Foodservice segment net sales increased 12.5% to $462.9 million in 2002 compared to 2001 levels. This increase was primarily due to increased sales of ice and beverage products throughout the second half of the year, as well as increases in our private label residential refrigeration product throughout the year, while sales of commercial refrigeration products remained flat. We attributed this to commercial refrigeration’s dependency on new-store construction, which has been slower to recover compared with the replacement, expansion, and remodeling activity that boosted ice and beverage equipment. For the full year, industry shipments of ice machines were up approximately 5%. New products played a key roll in our 2002 sales growth as several of our Foodservice businesses had major new product introductions during the year.

Operating earnings of the Foodservice segment decreased $1.2 million, or 2.1%, in 2002 compared to 2001.  This decrease is primarily due to a $3.9 million restructuring charge taken by the Foodservice segment during 2002 for the consolidation of our Multiplex operations into other Foodservice operations.  This improvement in the Foodservice segment’s operating margin was due to growth and related margin contributions in our ice, beverage and residential refrigerator operations, further cost reduction benefits from implementation of manufacturing operational improvements across all the segment’s businesses, and consolidations within our beverage and refrigeration operations.

Marine Segment

In Thousands	2003	2002	2001
Net Sales	$151,048	$219,457	$181,677
Operating earnimgs	$4,750	$19,934	$18,924
Operating margin	3.1%	9.1%	10.4%

Year Ended December 31, 2003 Compared to 2002

Marine segment net sales decreased 31.2% in 2003 versus 2002.  This decrease was due in part to the impact of the 44-day union strike at Marinette Marine in the first quarter of 2003.  The strike slowed ship construction progress.  The impact of customer deferrals of awarding new construction contracts in the second half 2003 also contributed to the decrease.  In addition, several ships that were scheduled to dock at our facilities on the Great Lakes in the fourth quarter of 2003 were rescheduled for winter dry docking until the first quarter of 2004 as many of these boats remained active longer than expected.

Operating earnings in the Marine segment decreased $15.2 million, or 76.2% in 2003 compared to 2002.  The reasons for this decline are the following: (i) the change in mix of new construction project work toward newer projects and more commercial construction contracts; (ii) customer deferrals of new project awards during the year, (iii) the impact of the first quarter strike at Marinette Marine on project construction progress and efficiency, and

(iv) additional costs incurred in 2003 on bidding for new project contracts.  These negative pressures on operating earnings were offset slightly by an increase in ship repair activities during 2003 compared to 2002.

Year Ended December 31, 2002 Compared to 2001

New construction activity was strong throughout the year and resulted in Marine segment net sales increasing 20.8% to $219.5 million in 2002 compared to 2001.  Our 2002 new-construction projects included several buoy tenders and a Great Lakes Icebreaker for the U.S. Coast Guard, in addition to the start up of construction on the first of three Staten Island Ferries for the City of New York.

Operating earnings increased approximately $1.0 million for the year ended December 31, 2002 compared to the same period in 2001 due primarily to new-construction growth.  Operating margins in 2002 decreased approximately 1.3 percentage points compared to 2001.  We have experienced a decline in demand for higher-margin repair work for more than two years, primarily due to issues affecting the steel industry, low water levels on the Great Lakes, and the general domestic economic conditions.

General Corporate Expenses

In Thousands	2003	2002	2001
Corporate expenses	$19,210	$15,171	$11,961
% of sales	1.2%	1.1%	1.2%

Year Ended December 31, 2003 Compared to 2002

Corporate expenses increased 26.6% in 2003 versus 2002, but remained flat as a percentage of net sales at 1.2%.  The reasons for the $4.0 million increase year-over-year include additional personnel and related benefits resulting from our growth and the assumption of certain staff responsibilities previously handled by acquired companies, costs of compliance with new governmental regulations, certain reserves for litigation, and additional depreciation expense.

Year Ended December 31, 2002 Compared to 2001

Despite increasing 26.8% in 2002, corporate expenses remained constant as a percentage of net sales. This reflects both the growth from acquisition and corporate assumption of certain staff responsibilities previously handled in the field.

Market Conditions and Outlook

During 2003, nearly 70 percent of our Crane segment revenues and 40 percent of our consolidated net sales were from international markets.  The increases were the result of strategies to diversify our geographic base and product offering during the continued downturn in the U.S. crane market, especially for the crawler crane products.  While penetration in global markets is helpful to us, it also adds complexity and susceptability to global risks and issues.  Specifically, the issues of the strengthening Euro versus the U.S. Dollar throughout 2003, and the impact of worldwide steel market activities on the costs of steel for our manufacturing processes, impacted us during the year and will continue to provide challenges and opportunities in 2004.  With the end of the war in Iraq, certain markets have now become available to us that were not available in past years, but continued unrest in Iraq and the Middle East in general, have stymied significant immediate growth in that region.  The U.S. economy appears to have hit the bottom in our end markets. We are seeing preliminary signs of recovery in the U.S., while certain European and Asian economies also appear to be strengthening.

Although the signs appear to be favorable, we are cautiously optimistic about the strength and significance of the U.S. or any global economic recovery.  We have not planned for any significant recoveries in 2004 and we will continue to protect our market shares and improve our cost structures so that we increase our benefits when the economies do rebound.

Because of our efforts to become more global in our Crane and Foodservice businesses, we continue to be affected now more than ever by non-domestic world economies.  The economies of Europe and Asia, in particular, affect our international performance.

We believe that our diversified business model in terms of global presence and broad product offerings proved beneficial to us in 2003 and will continue to provide stability to our company into the future.  The strength of our Foodservice segment performance in 2003 helped to offset relatively weaker performances in our Crane and Marine segments.  Diversification within our segments also proves beneficial.  In our Crane segment, stronger international performance, particularly in some parts of Europe and Asia, helped to lessen the continued impact of a weak North American crawler crane market.

Cranes and Related Products — The Crane market continued its decline during 2003.  With the exception of the Chinese market, most of our global markets were down in 2003.  The continued decline in the North American crane market was most pronounced, especially the crawler crane market, which declined by over 50 percent from 2002.  Pricing has been competitive on a global basis.  Declining market prices accelerated in the second half of 2003.  As we head into 2004.  However, we believe that the decline in volumes and prices, in general, has now stabilized.

During 2003, we grew market share in most product segments in North America and Europe.  In addition, we grew market share in many of our Asian markets and made inroads in South America.  We are investing in infrastructure in Asia so that we can continue to grow faster in that market place.  During 2003, we also formed an alliance with Kobelco Construction Machinery Company, a large Japanese construction equipment manufacturer.  We continue to invest in new products and product support.  In 2003, we introduced 15 new products in the Crane segment, which is the most that the Crane segment has introduced in one year.

Looking into 2004, we expect volumes to be flat to slightly up from 2003 on worldwide basis.  We believe that we have seen the bottom of the market, but at this point we are not seeing any significant signs of a recovery.  In addition, we believe we will continue to see a relatively strong Euro through 2004, as well as increased costs of some commodities such as steel.  We have plans to adapt to these conditions.  In this environment we plan to protect our market share by providing our customers with what we believe is the best value in the industry.  We will also work to grow our market share globally by leveraging the strength of our brand names and expanded product offering.

In 2004 we plan to introduce 16 new models.  We will also continue to expand our global reach.  One way to achieve this expansion is through the strategic positioning of our sales and product support infrastructure in Asia.  In addition, our global sales force is cross selling our entire product line.  Our recent acquisitions of Potain and Grove have given us a broad product offering and worldwide distribution and product support.  We believe these factors will help us grow market share in 2004.  In addition, we made great strides in 2003 to streamline our cost structure.  We have essentially completed the integration of Grove, including the rationalization of our AWP business, and the consolidation of our North American boom-truck production into our Shady Grove facility.  These consolidation and restructuring efforts have resulted in annual savings of $36 million over our 2002 cost base.  We believe that our growth strategy is solid and supported by the diversification of our global manufacturing and distribution presence.  We will continue to attack our markets geographically, rather than by product line.

Foodservice Equipment — In 2003, the Foodservice segment introduced more than 25 new products.  We believe these new product introductions helped us to outperform our industries during 2003 as we held sales steady in generally declining markets.  During 2003, we believe that our key markets hit the bottom of their cycles.  We believe these markets are beginning to improve.  During the last quarter of 2003, we experienced positive trends in year-over-year, same-store sales improvements in many of our customers’ segments, including the quick-serve segment.  In addition, we are seeing continued strengthening in the full-service and quick-casual dining segments, and rising lodging rates in the lodging industry.  Industry experts generally predict a two to two-and-a-half percent growth in foodservice equipment and supply sales for 2004.

The same factors that drove our strong operating performance in 2003 will continue to drive our business in 2004.  As the market improves, we expect to outperform the industry on the top line due to our wide range of new products that were introduced in 2003 and that continue to be rolled out in 2004.  Our strategy is to generate eighty percent of revenues from products introduced in the previous five years.  We also will continue to invest in foreign markets during 2004.  We plan to build a new engineering and manufacturing operations center in China.  Our plan is to relocate our existing operation to a new, larger and more high-tech facility, which will include manufacturing space, global procurement, and other global/regional centers of excellence.  Initially, we will manufacture ice machines and beverage equipment in this facility, but plan to expand to manufacture other products for this region.

Marine – The Marine segment had a difficult year in 2003 due to a number of factors, some of which were internal, but most of which were external.  One of the factors which hurt this segment during 2003 was the impact of the first quarter strike at Marinette Marine.  Although we believe that the outcome was favorable to all parties, the resolution took longer than we had hoped.  This labor action not only impacted our first quarter operating results, but had a ripple effect on our business through the remainder of 2003.  The larger issue that impacted the Marine segment in 2003 was the industry conditions that caused many of our customers to defer the award of major shipbuilding contracts until late in the year.  We believe the primary causes of these deferrals were our customers’ uncertainty about the state of the U.S. economy, as well as their inability to secure financing for these high dollar value projects.

Once our customers began to award new construction projects later in the year, our Marine segment won nearly all the major contracts that it bid on during the year.  Therefore, we go into 2004 with a full slate of work in our shipyards.  In addition, with a number of these contracts, we could land additional work through changes to the project scope and options for follow-on contracts.  Further more we bid on three new contracts in January 2004.  Even though we experienced the delay in contract awards through much of 2003, we are starting to see greater numbers of contracts out for bid at this point in 2004 as compared to the same period in 2003.  We are also working intently on two major contracts that will be announced in 2004.  One is the next phase of the U.S. Navy’s Littoral Combat Ship (LCS) project, which will involve construction of a prototype vessel, which we expect will be awarded in the second quarter of 2004.  We have been selected as a finalist, with our partners, Lockheed Martin, Gibbs & Cox, and Bollinger Shipyards, for the LCS project.  Furthermore, we are one of three companies in the running for a 180-vessel Response Boat Medium (RBM) contract, which the U.S. Coast Guard is expected to award in August 2004.

The improving U.S. economy is helping buoy our shipbuilding business.  We are beginning to see more impact on ship construction demand due to the OPA-90 legislation, as all current U.S. waterway oil hauling vessels will begin to be phased out in 2004, and must be replaced with double-hull vessels.  Another positive sign is that charter rates are beginning to increase worldwide, which means additional revenue for commercial customers that can be used to build new vessels.  Despite these positive economic indicators, however, there are two key issues which will impact our end markets in 2004.  The first issue continues to be the ability of our customers to find and secure adequate financing to support their new ship construction initiatives.  The second issue will be the financial strength of a portion of our non-governmental customer base, which is negatively impacted by the poor financial condition and outlook for U.S. steel manufacturers and customers in the supply chain for those companies.  Our Marine segment plans to continue to pursue new construction activities, provide superior repair and maintenance support to our customers, and work with other shipyards to provide integrated solutions to our mutual customers as the need arises.

Acquisitions

Our growth in 2003, 2002 and 2001 was mainly due to our acquisitions in these years.  Over the past five years we have completed eleven acquisitions.  All of them were recorded using the purchase method of accounting.  Each of these acquisitions is included in our Consolidated Statement of Earnings beginning with the date of acquisition.

The success of our acquisition strategy is dependent upon our ability to successfully integrate the acquired businesses, operate them profitably, and accomplish our strategic objectives underlying these acquisitions.  We attempt to address these challenges by adhering to a structured acquisition assessment and integration process and by employing appropriate internal resources and experienced personnel to assist us in accomplishing our objectives.

2002 Acquisitions - On August 8, 2002 we acquired all of the outstanding common shares of Grove Investors, Inc. (Grove).  The results of Grove’s operations have been included in the Consolidated Statements of Earnings since that date.  Grove is a leading provider of mobile telescopic cranes, truck-mounted cranes, boom trucks and aerial work platforms for the global market.  Grove’s products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal, and military end users.  Grove’s products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, National Crane, and Grove Manlift.

We view Grove as a strategic fit with our crane business for a number of reasons.  Grove is a global leader in the mobile telescopic crane industry, specifically in all-terrain and rough-terrain mobile telescopic cranes.  We did not offer these types of cranes prior to the acquisition, so Grove filled this void in our product offering.  Coupled with our entrance into the tower crane product line with the acquisition of Potain SAS in 2001, Grove enables us to offer customers four major crane categories, namely crawler cranes, tower cranes, mobile telescopic cranes and boom trucks.  With the addition of Grove, we are able to offer customers equipment and lifting solutions for virtually every construction application.  We also believe that the combination of the two companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in its worldwide distribution and service network.

The aggregate purchase price paid for Grove was $277.8 million.  This includes the issuance of $70.0 million of our common stock, the assumption of $202.4 million of Grove debt outstanding as of August 8, 2002, and direct acquisition costs of $5.4 million.  In exchange for the outstanding shares of Grove common stock, we issued approximately 2.2 million shares of our common stock out of treasury with an average market price of $32.34 per share.  The number of shares issued at the close of the transaction was calculated based on the average closing price of our common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction.  In addition, we assumed all of Grove’s outstanding liabilities (approximately $477.8 million including the outstanding debt), contingencies and commitments.  Substantially all of the assumed debt was refinanced.

The purchase consideration paid in excess of the fair values of the assets acquired and liabilities assumed was allocated first to the identifiable intangible assets with the remaining excess accounted for as goodwill.  We obtained third party valuations of identifiable intangible assets acquired.  Based upon the appraisal report of identifiable intangible assets, the allocation was as follows:  $26.0 million to trademarks and tradenames with an indefinite life; $11.9 million to an in-place distributor network with an indefinite life; $7.1 million to patents with a weighted-average 10-year life; and the remaining $63.1 million to goodwill.  The $63.1 million of goodwill is included in the Crane segment.  None of this amount is deductible for tax purposes.  We also obtained third party valuations of the fair value of inventory and property, plant and equipment acquired.  Based upon the appraisal reports of these assets, we increased the value of inventory and property, plant and equipment by $3.3 million and $1.1 million, respectively.  The $3.3 million fair value adjustment to inventory was charged to cost of goods sold during the fourth quarter of 2002 as the related inventory items were sold.  The $1.1 million fair value adjustment to property, plant and equipment is being depreciated over the estimated remaining useful lives of the property, plant and equipment.

During 2003, we completed the purchase accounting related to the Grove acquisition and we recorded $30.2 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet.  The purchase accounting adjustments related to the following: $13.2 million to finalize the accounting for deferred income taxes, related primarily to the Grove non-U.S. operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania; $2.1 million, $0.5 million and $1.5 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related costs for headcount reductions at the Grove facilities in Europe; $2.0 million of curtailment gain as a result of the closing of the National Crane facility located in Nebraska and its impact on pension obligations (reduction of goodwill) and $1.6 million for other purchase accounting related items.

During 2002, we also completed certain restructuring and integration activities relating to the Grove acquisition.  The company recorded a charge totaling $12.1 million related to these restructuring and integration activities during 2002.  Of this amount, $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during the fourth quarter of 2002.  The $4.4 million recorded in the opening balance sheet related to severance and other employee related costs for headcount reductions at Grove facilities.

On April 8, 2002, we purchased the remaining 50% interest in our joint venture Manitowoc Foodservice Europe (f/k/a Fabbrica Apparecchiature per la Praduzione del Ghiaccio Srl), a manufacturer of ice machines based in Italy.  The aggregate cash consideration paid by us for the remaining interest was $3.4 million and resulted in $2.6 million of additional goodwill.  The $2.6 million of goodwill is included in the Foodservice segment and is not deductible for tax purposes.  During the second quarter of 2003 we recorded $0.7 million of purchase accounting adjustments to the April 8, 2002 opening balance sheet.

2001 Acquisitions - On May 9, 2001, we acquired all of the outstanding capital stock of Potain SAS (formerly Potain SA) (Potain).  Potain is a leading designer, manufacturer and supplier of tower cranes for the building and construction industry.  The aggregate consideration paid was $425.2 million, which includes $307.1 million paid in cash, direct acquisition costs of $4.1 million ($0.4 million incurred during 2002), assumed liabilities of $138.8 million, the payment of a post-closing purchase price adjustment of $3.6 million in February 2002, and is less cash acquired of $28.4 million.

During 2002, we made certain purchase accounting adjustments for the Potain acquisition resulting in a reduction in goodwill of approximately $11.3 million.  The primary purchase accounting adjustments recorded during 2002 were to adjust the book value of property, plant and equipment acquired to fair value based on an appraisal report, adjustment of deferred tax assets and to record a $8.1 million liability associated with certain restructuring and integration activities.

In addition, during 2002 a portion of the excess of the cost over fair value of the net assets acquired in the Potain acquisition was allocated to specific other intangible assets.  Based upon an appraisal report, the allocation was as follows: $53.0 million to trademarks and tradenames with an indefinite life; $17.5 million to patents with a weighted-average 15-year life; $8.8 million to engineering drawings with a weighted-average 15-year life; $5.0 million to an in-place distribution network with an indefinite life; and the remaining $118.2 million to goodwill.

During the fourth quarter of 2003 we made a $1.0 million dollar adjustment to the Potain opening balance sheet for the reversal of the valuation allowance against an acquired net operating loss carryforward.

Liquidity and Capital Resources

Cash flow from operations for the year ended December 31, 2003 was $150.9 million compared to $94.5 million for the year ended December 31, 2002.  This was applied to capital spending, dividends and a reduction in debt.  We had $47.2 million in cash and short term investments along with $96.4 million of unused availability under the terms of the Revolving Credit portion of our Senior Credit Facility at December 31, 2003.

On November 6, 2003, the company completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013).  The Senior Notes due 2013 are unsecured senior obligations ranking prior to the company’s Senior Subordinated Notes due 2011 and Senior Subordinated Notes due 2012.  The company’s collateralized senior indebtedness, including indebtedness under its Senior Credit Facility, ranks equally with the Senior Notes due 2013, except that the Senior Credit Facility is collateralized by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year, commencing May 1, 2004.  The Senior Notes due 2013 can be redeemed by the company in whole or in part for a premium on or after November 1, 2008. In addition, the company may redeem for a premium (107.125% of the face amount of the notes, plus interest) at any time prior to November 1, 2006 up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.  We used the net proceeds from the sale of the Senior Notes due 2013 for the prepayment of our Term Loan A and partial prepayment of the Term Loan B under the Senior Credit Facility.  We incurred approximately $3.6 million in financing fees in connection with the sale of these notes.

The company also incurred approximately $2.0 million of financing fees in 2003 related to senior debt covenants amendments.  This amount is included Debt Issue Costs of the Consolidated Statement of Cash Flows.

We spent a total of $32.0 million during 2003 for capital expenditures.  The following table summarizes 2003 capital expenditures and depreciation by segment.

In Thousands	Capital Expenditures	Depreciation
Crane	$25,028	$36,776
Foodservice	5,005	6,474
Marine	735	1,027
Corporate	1,209	1,160
Total	$31,977	$45,437

We continue to fund capital expenditures to improve the cost structure of our business, to invest in new processes and technology, and to maintain high-quality production standards.  We expect that the trend in capital expenditures in 2004 will approximate segment depreciation levels.  As a result, we expect that our total capital expenditures should be near $40 million in 2004.

The change in working capital of continuing operations was a decrease (source of cash) of $79.5 million.  The details of these changes are reflected in the Consolidated Statement of Cash Flows.  The drivers of this decrease were an increase in short-term payables of $15.4 million, a decrease in inventory of $25.7 million, a decrease in accounts receivable of $5.0 million, and an increase in other liabilities of $27.3 million.

Our outstanding debt at December 31, 2003, consisted primarily of our 10 3/8% Senior Subordinated Notes due 2011, 10 ½% Senior Subordinated Notes due 2012, 7 1/8% Senior Notes due 2013, and borrowings under our Senior Credit Facility.

The Senior Credit Facility is comprised of a $175 million Term Loan A, a $175 million Term Loan B and $125 million Revolving Credit Facility.  As a result of scheduled payments and prepayments made since 2001, we have no amounts outstanding under our Term Loan A and $17.7 million outstanding under our Term Loan B, which requires quarterly principal payments of $0.1 million from December 2004 through March 2006, and quarterly principal payments of $3.5 million from June 2006 through May 2007.  There was no amount outstanding under the Revolving Credit Facility as of December 31, 2003.

Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined by the Senior Credit Facility.  The weighted-average interest rate for the Term Loan B facility was 4.33% at December 31, 2003.  The annual commitment fee in effect on the unused portion of our Revolving Credit Facility was 0.5% at December 31, 2003.  We had $96.4 million of unused availability under the terms of our Revolving Credit Facility at December 31, 2003.

To help finance the Potain acquisition in May 2001, we issued 175 million Euro (approximately $217.7 million at December 31, 2003 exchange rates) of 10 3/8% Senior Subordinated Notes due May 2011 (Senior Subordinated Notes due 2011).

The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all senior debt, rank equal to the Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries.  Interest on the Senior Subordinated Notes due 2011 is payable semiannually in May and November of each year.  The Senior Subordinated Notes due 2011 can be redeemed in whole or in part by the company for a premium after May 15, 2006.  In addition, we may redeem for a premium (110.375% of the face amount of the notes, plus interest) at any time prior to May 15, 2004, up to 35% of the face amount of the Senior Subordinated Notes due 2011 with the proceeds from one or more public equity offerings.

As part of the Grove acquisition in August 2002, we issued $175 million of 10 ½% Senior Subordinated Notes due August 2012 (Senior Subordinated Notes due 2012).  The Senior Subordinated Notes due 2012 are unsecured obligations ranking subordinate in right of payment to all senior debt, rank equal to the Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries.  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year, commencing February 1, 2003.  The Senior Subordinated Notes due 2012 can be redeemed by us in whole or in part for a premium on or after August 1, 2007. In addition, we may redeem for a premium (110.5% of the face amount of the notes, plus interest), at any time prior to August 1, 2005, up to 35% of the face amount of the Senior Subordinated Notes due 2012 with the proceeds from one or more public equity offerings.

Our debt-to-capital ratio at the end of 2003 was 66.5% versus 69.3% at the end of 2002.  This decrease was driven by repayment of debt during 2003, which was partially offset by foreign currency exchange rates..

The Senior Credit Facility, Senior Notes due 2013 and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the Senior Credit Facility are more restrictive than those of the Senior Notes due 2013 and Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, the Senior Credit Facility covenants had required us to meet specified financial tests, which included minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios which became more restrictive over time.  These covenants also limited the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures.  The Senior Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Senior Credit Facility.  At December 31, 2002, the company was not in compliance with certain of its financial covenants.  On February 4, 2003, the company received an amendment and waiver to its Credit Agreement dated May 9, 2001, which cured these violations.  In addition, this amendment provided future relief under certain financial covenants that became more restrictive over time.  At June 30, 2003, the company was not in compliance with certain of its financial covenants.  On July 23, 2003, the company received an amendment and waiver to its Senior Credit Agreement dated May 9, 2001, which cured these violations.  In addition, the amendment eliminates the minimum EBITDA covenants and provides future relief under certain financial covenants that became more restrictive over time.  The non-financial test covenants discussed above are still in-place under the amended Senior Credit Agreement.  The company was in compliance with all covenants as of December 31, 2003, and based upon our current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12-month period.

In April 2001, Standard & Poor’s assigned a double “B” corporate credit rating to our company, a double “B” rating to our Senior Credit Facility, and a single “B” plus rating to our Senior Subordinated Notes, all with a stable outlook.  Also in April 2001, Moody’s Investors Service assigned a Ba2 rating to our Senior Credit Facility and a B2 rating to our Senior Subordinated Notes with a positive outlook.  In March 2002, Standard & Poor’s issued a press release stating that we had been placed on credit watch with negative implications.  In July 2002, Standard & Poor’s removed the credit watch, but changed it’s outlook from stable to negative.  In July 2003, Standard & Poor’s lowered our corporate credit rating from a double “B” to a double “B” minus, lowered the rating to our Senior Credit Facility from a double “B” to a double “B” minus and lowered the rating on our Senior Subordinated Notes from a single “B” plus to a single “B.”  Moody’s Investors Service has taken no action concerning our rating since initiating them in April 2001.  We do not anticipate any future adjustments to these ratings would have a material impact on our liquidity.

Our debt position increases our vulnerability to general adverse industry and economic conditions and results in a significant portion of our cash flow from operations being used for payment of interest on our debt and making scheduled principal payments.  This could potentially limit our ability to respond to market conditions or take advantage of future business opportunities.  Our ability to service our debt is dependent upon many factors, some of which are not subject to our control, such as general economic, financial, competitive, legislative, and regulatory factors.  In addition, our ability to borrow additional funds under the Senior Credit Facility in the future will depend on our meeting the financial covenants contained in the credit agreement, even after taking into account such new borrowings.

The Senior Credit Facility or other future facilities may be used for funding future acquisitions, seasonal working capital requirements, capital expenditures, and other investing and financing needs.  We believe that our available cash, credit facility, cash generated from future operations, and access to debt and equity markets will be adequate to fund our capital and debt financing requirements for the foreseeable future.

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.

Our Senior Credit Facility requires us to comply with certain financial ratios and tests to comply with the terms of the agreement. We were in compliance with these covenants as of December 31, 2003, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility (approximately $17.7 million as of December 31, 2003) and foreclosure on the collateral related to such obligations. Further, such an acceleration would constitute an event of default under the indentures governing our Senior Subordinated Notes due 2011 and 2012 and our Senior Notes due 2013.

B.

Circumstances that could impair our ability to continue to engage in transactions that have been integral to historical operations or are financially or operationally essential, or that could render that activity commercially impracticable, such as the inability to maintain a specified investment grade credit rating, level of earnings, earnings per share, financial ratios, or collateral. We do not believe that the risk factors applicable to our business are reasonably likely to impair our ability to continue to engage in our historical operations at this time.

C.

Factors specific to us and our markets that we expect to be given significant weight in the determination of our credit rating or will otherwise affect our ability to raise short-term and long-term financing. We do not presently believe that the risk factors applicable to our business are reasonably likely to materially affect our credit ratings or would otherwise adversely affect our ability to raise short-term or long-term financing.

D.	We do not have any significant guarantees of debt or other commitments to third parties. We have disclosed information related to guarantees in Note 15 to our Consolidated Financial Statements.

E.	Written options on non-financial assets (for example, real estate puts). We do not have any written options on non-financial assets.

Off-Balance Sheet Arrangements

Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources are as follows:

•      We have disclosed in Note 15 to the Consolidated Financial Statements our buyback and residual value guarantee commitments.

•      We also lease various assets under operating leases. The future estimated payments under these arrangements are also disclosed in Note 18 to the Consolidated Financial Statements.

•      We have disclosed our accounts receivable factoring arrangement with a bank in Note 9 to the Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments

A summary of our significant contractual obligations as of December 31, 2003 is as follows:

	Total Committed	2004	2005	2006	2007	2008	Thereafter

Long-term debt	$577,810	$18,216	$183	$10,507	$6,974	$—	$541,930
Capital leases	14,490	7,000	1,618	1,654	1,601	1,432	1,185
Operating leases	82,228	16,087	13,534	11,971	10,613	8,965	21,058
Purchase obligations*	—	—	—	—	—	—	—
Total committed	$674,528	$41,303	$15,335	$24,132	$19,188	$10,397	$564,173

* - There were no significant purchase obligations commitments at December 31, 2003.

Additionally, at December 31, 2003, we had outstanding letters of credit that totaled $28.6 million.  We also had buyback commitments and residual value guarantees outstanding, that if all were satisfied at December 31, 2003, the total cash cost to us would be $33.1 million.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the pension plans at the minimum level required by applicable regulations. In 2003, cash contributions to the pension plans by us were $4.5 million, and we estimate that our pension plan contributions will be approximately $9.6 million in 2004.

Risk Management

We are exposed to market risks from changes in interest rates, commodities, and changes in foreign currency exchange.  To reduce these risks, we selectively use financial instruments and other proactive management techniques.  We have written policies and procedures that place financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes.  The use of financial instruments for trading purposes or speculation is strictly prohibited.

For a more detailed discussion of our accounting policies and the financial instruments that we use, please refer to Note 2, “Summary of Significant Accounting Policies,” and Note 9, “Debt,” of the Notes to the Consolidated Financial Statements.

Interest Rate Risk

In 2003 we used interest rate swaps to manage our exposure to interest rate movements such that approximately 50% of our debt is fixed rate and 50% is floating.  Under these swap agreements, we contract with a counter party to exchange the difference between fixed rates and floating rates applied to the notional amount of the swaps.  At December 31, 2003, we had outstanding one floating-to-fixed interest rate swap with a financial institution.  The fair value of the swap is recorded in the Consolidated Balance Sheet, with changes in fair value recorded in the accumulated other comprehensive income (loss) account within stockholders’ equity.  The interest payments or receipts from the interest rate swap are recognized in net earnings as adjustments to interest expense on a current basis.  At December 31, 2003, the floating-to-fixed interest rate swap had a notional amount of $17.3 million, interest rate of 3.56% and maturity date of August 2005.  The aggregate fair value of this swap agreement was negative $0.5 million at December 31, 2003.  In addition, as a result of prepayments made during 2003 we unwound a portion of this interest rate swap and recorded a charge of $1.4 million in the Consolidated Statement of Earnings as a component of Early Extinguishment of Debt. Our earnings exposure related to adverse movements in interest rates is primarily derived from our outstanding floating rate debt instruments that are indexed to a short-term international bank lending rate.  A 10% increase or decrease in the average cost of our variable rate debt would result in a change in pre-tax interest expense (net of impact of interest rate swaps) of approximately $0.2 million.  This amount was calculated assuming the year-end rate of interest on our variable rate debt was constant throughout the year.

As of December 31, 2003, we also have entered into five fixed-to-floating interest rate swaps with financial institutions.  These swap contracts effectively convert $232.4 million of our fixed rate Senior Subordinated and Senior Notes to variable rate debt.  Under these swap agreements, we contract with a counter-party to exchange the difference between a floating rate and the fixed rate applied to $232.4 million of our Senior Subordinated and Senior Notes.  These contracts are considered to be a hedge against changes in the fair value of the fixed-rate obligations.  Accordingly, these interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheet at December 31, 2003, as an asset of $0.1 million and a liability of $0.9 million and the related debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged.  Changes during any accounting period in the fair value of the interest rate swap contract, as well as the offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statements of Earnings.  The change in the fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings from these swaps for the year ended December 31, 2003.  A 10% increase or decrease in the floating rate we pay under these swap agreements would result in a change in pre-tax interest expense of approximately $1.6 million.  This amount was calculated assuming the year-end weighted-average rate of the swaps was constant throughout the year.

Interest swaps expose us to the risk that the counter-party may be unable to pay amounts it owes us under the swap agreements.  To manage this risk we enter into swap agreements only with financial institutions that have high credit ratings.

Commodity Prices

We are exposed to fluctuating market prices for commodities, including steel, copper, and aluminum.  Each of our business segments is subject to the effects of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized within business segments, and others are specific to a business unit.  In 2004, certain of these commodities, notably steel, have become subject to abnormal availability and price increase pressures. Although we have established procedures in place to manage these pressures, no guarantee of success can be made at this time.

Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 43% of our total sales for 2003, with the largest percentage (31%) being sales into various European countries.  Although the vast majority of our international sales which originate within the United States are denominated in U.S. Dollars, with the acquisitions of Grove in 2002 and Potain in 2001, we are more exposed to transactional and translational foreign exchange risk in recent years.

Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to reduce earnings and cash flow impact on nonfunctional currency denominated receivables and payables, predominantly between our Euro-denominated operations and their customers outside the Euro zone.  Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of these forward exchange contracts generally coincide with the settlement date of the related transactions.  We also periodically hedge anticipated transactions, primarily at firm order date for orders to be sold into non-Euro-denominated locations, with forward exchange contracts.  These forward exchange contracts are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  At December 31, 2003, we had outstanding $1.5 million of forward exchange contracts hedging outstanding firm orders and $1.1 million of forward exchange contracts hedging underlying accounts receivable.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2003, would not have a significant impact on our Consolidated Balance Sheet or Consolidated Statement of Earnings.  This is because any gains or losses under the foreign exchange contracts hedging accounts receivable balances would be offset by equal gains or losses on the underlying receivables.  Any gains or losses under the foreign exchange contracts hedging outstanding firm orders would not have a significant impact due to the relatively immaterial amount of contracts outstanding being hedged.

Our primary translation exchange risk exposure at December 31, 2003, was with the Euro.  To a much lesser extent, we are also exposed to translation risk with our other foreign operations, primarily in the United Kingdom and in China.  Our Euro-denominated 175 million Senior Subordinated Notes due 2011 offsets a significant amount of the translation risk with our operating movement Europe.  In addition, a large amount of the translation risk with our Chinese operations are naturally hedged with locally denominated debt.  The currency effects of these foreign-denominated debt obligations are reflected in the accumulated other comprehensive income (loss) account within stockholders’ equity, where they offset the translation impact of an equal amount of similarly foreign-denominated net assets of our European and Chinese operations.  A 10% appreciation or depreciation of the value of the Euro to the U.S. Dollar at December 31, 2003 would have the impact of increasing or decreasing the outstanding debt balance on our Consolidated Balance Sheet by $21.8 million.  This impact would be partially offset by gains and losses on our net investments in foreign subsidiaries whose functional currency is the Euro.

Continued expected strength in the Euro versus the U.S. Dollar in 2004 will require us to manage the transactional exchange risk through continued use of foreign currency hedging.  In addition, relative currency values will impact our strategic and operational activities.

At December 31, 2003, there was also a portion of our foreign currency translation exposure that was not hedged.  As a result, fluctuations in currency exchange can affect our stockholders’ equity.  Amounts invested in non-U.S. based subsidiaries are translated into U.S. Dollars at the exchange rate in effect at year-end.

The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The cumulative translation adjustment component of stockholders’ equity at December 31, 2003, is negative $12.0 million, or approximately 4.0% of total stockholders’ equity.  Using year-end exchange rates, the total amount invested in foreign operations at December 31, 2003 was approximately $450.1 million of which approximately $247.4 million was naturally hedged with local, non-U.S. Dollar debt.

Environmental, Health, Safety and Other Matters

Our global operations are governed by laws addressing the protection of the environment, workers safety, and health.  Under various circumstances, these laws impose civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance.  They also may require remediation at sites where company-related substances have been released into the environment.

We have expended substantial resources globally, both financial and managerial, to comply with the applicable laws and regulations, and to protect the environment and our workers.  We believe we are in substantial compliance with such laws and regulations and we maintain procedures designed to foster and ensure compliance.  However, we have been and may in the future be subject to formal or informal enforcement actions or proceedings regarding noncompliance with such laws or regulations, whether or not determined to be ultimately responsible in the normal course of business.  Historically, these actions have been resolved in various ways with the regulatory authorities without material commitments or penalties to the company.

We have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including us, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle our potential liability at this site.  Recent estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of cost for this site are not yet final.  Although liability is joint and several, our share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, we accrued $3.3 million in connection with this matter.  The amounts we have spent each year through December 31, 2003 to comply with our portion of the cleanup costs have not been material.  Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  Our remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at December 31, 2003 is $0.6 million.  Based on the size of our current allocation of liability at this site, the existence of other viable potentially responsible parties and current reserve, we do not believe that any liability imposed in connection with this site will have a material adverse effect on our financial conditions results of operations, or cash flows.

At certain of our other facilities, we have identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, we do not expect that the ultimate costs will be material to us.

We believe that we have obtained and are in substantial compliance with those material environmental permits and approvals necessary to conduct our various businesses.  Based on the facts presently known, we do not expect environmental compliance costs to have a material adverse effect on our financial condition, results of operations or cash flows.

As of December 31, 2003, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  Our self-insured retention levels vary by business unit, and have fluctuated over the last five years.  The range of our self-insured retention levels are $0.1 million to $3.0 million per occurrence.  The high-end of our self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition in 2002 for cranes manufactured in the United States for occurrences from 2000 through October 2002.  As of December 31, 2003, the largest self-insured retention level currently maintained by us is $2.0 million per occurrence and applies to product liability for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2003, were $31.8 million; $9.6 million reserved specifically for cases and $22.2 million for claims incurred but not reported which were estimated using actuarial methods.  Based on our experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolution on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2003 and 2002, we had reserved $41.7 million and $38.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation.  Infrequently a material warranty issue can arise which is beyond the scope of our historical experience.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of our historical experience.  Presently, there are no reliable methods to estimate the amount of any such potential changes.

We are also involved in various other legal actions arising in the normal course of business, including numerous lawsuits involving asbestos-related claims in which we are one of numerous defendants.  After taking into consideration legal counsel’s evaluation of such actions, the current political environment with respect to asbestos related claims, and the liabilities accrued with respect to such matters, management, believes that the ultimate resolution of these claims will not to have a material adverse effect on the financial conditions, results of operations and cash flows.

We are also involved in various other legal actions arising in the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on our financial conditions, results of operations and cash flows.

Critical Accounting Policies

The Consolidated Financial Statements include accounts of the company and all its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes.  In preparing these Consolidated Financial Statements, we have made our best estimates and judgements of certain amounts included in the Consolidated Financial Statements, giving due consideration to materiality.  We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.  However, application of these accounting policies involves the exercise of judgement and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Although we have listed a number of accounting policies below which we believe to be most critical, we also believe that all of our accounting policies are important to the reader.  Therefore, please refer also to the Notes to the Consolidated Financial Statements for more detailed description of these and other accounting policies of the company.

Revenue Recognition – Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of an arrangement exists, the price is fixed and determinable, collectibility of cash is reasonably assured, and delivery has occurred or services have been rendered.  Revenues under long-term contracts within the Marine segment, including contracts with the U.S.  Government, are recognized using the percentage-of-completion method of accounting.  Under this method, revenues are recognized based on the ratio of costs incurred to estimated total costs at completion, and costs are expensed as incurred.  We also enter into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases.  Net proceeds received in connection with the initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third-party financing agreement. In addition, we lease cranes to customers under operating lease terms.  Proceeds received in connection with these transactions are recognized as revenue over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Allowance for Doubtful Accounts – Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on pre-established percentages to specific aging categories which are subject to change if experience improves or deteriorates.

Inventories and Related Reserve for Obsolete and Excess Inventories – Inventories are valued at the lower of cost or market using both the first-in, first-out (FIFO) method and the last-in, first-out (LIFO) method and are reduced by a reserve for excess and obsolete inventories.  The estimated reserve is based upon pre-established percentages applied to specific aging categories of inventory.  These categories are evaluated based upon historical usage, estimated future usage, and sales requiring the inventory.  These percentages were established based upon historical write-off experience.

Goodwill and Other Intangible Assets – We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.  Under SFAS No. 142, goodwill is no longer amortized; however, it must be tested for impairment at least annually.  Amortization continues to be recorded for other intangible assets with definite lives.  On an annual basis, we test for impairment of goodwill according to a two-step approach.  In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Our other intangible assets with indefinite lives, including trademarks, tradenames, and in-place distributor networks, are not amortized, but are tested for impairment at least annually.  The impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.  Our other intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We perform undiscounted operating cash flow analyses to determine if an impairment exists.  If an impairment is determined to exist, any related impairment loss is calculated based on fair value.  Impairment losses on assets held for sale are based on the estimated proceeds to be received less costs to sell.

Employee Benefit Plans – We provide a range of benefits to our employees and retired employees, including pension and postretirement healthcare.  Annually we record expenses relating to these plans based on calculations specified by U.S. GAAP, which are dependent upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates, and healthcare cost trend rates.  The expected return on plan assets is based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.  We review our actuarial assumptions on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.  As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods.  Based on information provided by our independent actuaries and other relevant sources, we believe that the assumptions used are reasonable.  Based on recent returns on plan assets and the discount rate, we anticipate our funding requirements will increase between $8.0 million and $9.0 million in 2004.

Product Liability – We are subject in the normal course of business to product liability lawsuits.  To the extent permitted under applicable laws, our exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits.  We record product liability reserves for our self-insured portion of any pending or threatened product liability actions.  Our reserve is based upon two estimates.  First, we track the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon our best judgement and the advice of legal counsel.  These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case.  Second, we obtain a third-party actuarial analysis to determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserve (collectively referred to as IBNR).  This actuarial analysis is performed at least twice annually and our IBNR reserve for product liability is adjusted based upon the results of these analysis.  We have established a position within the actuarially determined range, which we believe is the best estimate of the IBNR liability.

Income Taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We recorded a valuation allowance that represents foreign operating loss carryforwards for which utilization is uncertain.  Management judgement is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets.  The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated.  Our policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States.  Accordingly, we do not currently provide for additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries.

Stock Options – We account for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock option based employee compensation costs are reflected in earnings, as all option grants under the plans had an an excise price equal to the market value of the underlying common stock on the date of grant.

Warranties – In the normal course of business we provide our customers a warranty covering workmanship, and in some cases materials, on products manufactured by us.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with our warranty, we may be obligated, at our expense to correct any defect by repairing or replacing such defective product.  We provide for an estimate of costs that may be incurred under our warranty at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products.  These costs primarily include labor and materials, as necessary associated with repair or replacement.  The primary factors that affect our warranty liability include the number of shipped units and historical and anticipated rates of warranty claims.  As these factors are impacted by actual experience and future expectations, we assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.

Recent Accounting Changes and Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “ Accounting for Obligations Associated with the Retirement of Long-Lived Assets.”  The provisions of SFAS No. 143 establish accounting standards for the recognition and measurement of an asset retirement obligation.  This statement was effective for us on January 1, 2003 and did not have a material effect on our Consolidated Financial Statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002,” which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections.  Generally, SFAS No. 145 was effective for us beginning January 1, 2003.  The adoption of SFAS No. 145 resulted in us reclassifying our 2001 loss on early extinguishment of debt from an extraordinary item to a component of earnings from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This statement also establishes that fair value is the objective for initial measurement of the liability.  Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than up front.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and did not have a significant impact on our Consolidated Financial Statements for 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments.  Generally, the provisions of SFAS No. 149 are effective beginning July 1, 2003.  The adoption of SFAS No. 149 did not have a material impact on the company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement also addresses the classification of financial instruments that include obligations to issue equity shares as equity.  The FASB has also subsequently issued a staff-position that effectively amended SFAS No. 150.  In general, this statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective as of July 1, 2003.  The adoption of SFAS No. 150 did not have an impact on our Consolidated Financial Statements.

In November 2002, the EITF reached a consensus regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units.  The pronouncement was effective for us commencing July 1, 2003 and did not have a significant impact on our Consolidated Financial Statements.

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements are effective immediately for our domestic plans, except for estimated future benefit payments, which will be effective in 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit costs and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.  These interim-period disclosures will be effective in the first quarter of 2004.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.”  The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue 00-21.  Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB No. 101 that had been Codified in SEC Topic 13, Revenue Recognition.  The adoption of SAB No. 104 did not have an impact on our Consolidated Financial Statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The consolidation provisions of FIN No. 46, as revised, were effective immediately for interests created after January 31, 2003 and are effective on March 31, 2004 for interest created before February 1, 2003.  The adoption of FIN No. 46 did not have an impact on our Consolidated Financial Statements for interests created after January 31, 2003.  The company is evaluating the impact on the Consolidated Financial Statements for interests created before February 1, 2003.

Cautionary Statements about Forward-Looking Information

Statements in this report and in other company communications that are not historical facts are forward-looking statements, which are based upon our current expectations.  These statements involve risks and uncertainties that could cause actual results to differ materially from what appears within this annual report.

Forward-looking statements include descriptions of plans and objectives for future operations, and the assumptions behind those plans.  The words “anticipates,” “believes,” “intends,” “estimates,” and “expects,” or similar expressions, usually identifies forward-looking statements.  Any and all projections of future performance are forward-looking statements.

In addition to the assumptions, uncertainties, and other information referred to specifically in the forward-looking statements, a number of factors relating to each business segment could cause actual results to be significantly different from what is presented in this annual report.  Those factors include, without limitation, the following:

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

Foodservice Equipment – market acceptance of new and innovative products; demographic information affecting families and general population growth; household income; weather; consolidations within restaurant and foodservice equipment industries; global expansion of customers; actions of competitors; the commercial ice-cube machine replacement cycle in the United States; specialty foodservice market growth; future strength of the beverage industry; and the demand for quickservice restaurant and kiosks.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Liquidity and Capital Resources, and Risk Management in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the quantitative and qualitative disclosure about market risk

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

Report of Independent Auditors

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of The Manitowoc Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders’ equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” relating to the classification of gains and losses from extinguishment of debt effective January 1, 2003.

As discussed in Note 7 to the consolidated financial statements, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 5, 2004

The Manitowoc Company, Inc.

Consolidated Statements of Earnings

For the years ended December 31, 2003, 2002 and 2001

Thousands of dollars, except per share data	2003	2002	2001
Earnings
Net sales	$1,593,186	$1,363,403	$984,423
Costs and expenses:
Cost of sales	1,255,957	1,040,846	713,825
Engineering, selling and administrative expenses	250,580	194,201	143,039
Amortization expense	2,919	2,001	11,074
Plant consolidation and restructuring costs	10,089	11,609	—
Curtailment gain	(12,897)	—	—
Total costs and expenses	1,506,648	1,248,657	867,938
Operating earnings from continuing operations	86,538	114,746	116,485

Other expenses:
Interest expense	(56,935)	(51,963)	(37,408)
Loss on debt extinguishment	(7,300)	—	(5,540)
Other income (expense)-net	303	1,943	(1,268)
Total other expenses	(63,932)	(50,020)	(44,216)

Earnings from continuing operations before taxes on income	22,606	64,726	72,269

Provision for taxes on income	4,069	23,302	27,875

Earnings from continuing operations	18,537	41,424	44,394
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $(690), $185 and $726, respectively	(2,941)	331	1,154
Loss on sale or closure of discontinued operations, net of income taxes of $2,829 and $10,853, respectively	(12,047)	(25,457)	—
Cumulative effect of accounting change, net of income taxes of $14,200	—	(36,800)	—
Net earnings (loss)	$3,549	$(20,502)	$45,548

Per Share Data
Basic earnings (loss) per share:
Earnings from continuing operations	$0.70	$1.64	$1.83
Earnings (loss) from discontinued operations, net of income taxes	(0.11)	0.01	0.05
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(1.01)	—
Cumulative effect of accounting change, net of income taxes	—	(1.46)	—
Net earnings (loss)	$0.13	$(0.82)	$1.87

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.69	$1.61	$1.81
Earnings (loss) from discontinued operations, net of income taxes	(0.11)	0.01	0.05
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(0.99)	—
Cumulative effect of accounting change, net of income taxes	—	(1.43)	—
Net earnings (loss)	$0.13	$(0.80)	$1.86

The accompanying notes are an integral part of these financial statements.

39

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2003 and 2002

Thousands of dollars, except share data	2003	2002

Assets
Current assets:
Cash and cash equivalents	$44,968	$28,035
Marketable securities	2,220	2,371
Accounts receivable, less allowance of $24,419 and $43,156	245,010	226,091
Inventories-net	232,877	255,218
Deferred income taxes	71,781	96,741
Other current assets	49,233	38,708
Total current assets	646,089	647,164

Property, plant and equipment-net	334,618	319,301
Goodwill-net	406,233	380,338
Other intangible assets-net	124,380	127,299
Deferred income taxes	34,491	19,662
Other non-current assets	56,770	83,359
Total assets	$1,602,581	$1,577,123

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$454,394	$350,315
Current portion of long-term debt	3,205	33,328
Short-term borrowings	22,011	9,304
Product warranties	33,823	31,276
Product liabilities	31,791	36,175
Total current liabilities	545,224	460,398

Non-current liabilities:
Long-term debt, less current portion	567,084	623,547
Pension obligations	57,239	66,051
Postretirement health and other benefit obligations	54,283	65,777
Other non-current liabilities	80,327	66,235
Total non-current liabilities	758,933	821,610

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock (36,746,482 shares issued, 26,572,024 and 26,412,735 shares outstanding, respectively)	367	367
Additional paid-in capital	81,297	81,230
Accumulated other comprehensive loss	(16,768)	(23,574)
Unearned compensation	(328)	(609)
Retained earnings	340,792	344,689
Treasury stock, at cost (10,174,458 and 10,358,562 shares, respectively)	(106,936)	(106,988)
Total stockholders’ equity	298,424	295,115
Total liabilities and stockholders’ equity	$1,602,581	$1,577,123

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

Thousands of dollars	2003	2002	2001
Cash Flows From Operations
Net earnings (loss)	$3,549	$(20,502)	$45,548
Adjustments to reconcile net earnings (loss) to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	14,988	25,126	(1,154)
Depreciation	45,437	33,077	19,674
Amortization of intangible assets	2,919	2,001	11,428
Amortization of deferred financing fees	1,810	4,091	3,204
Deferred income taxes	(2,492)	(10,561)	1,667
Curtailment gain	(12,897)	—	—
Plant relocation and restructuring costs	10,089	11,609	—
Cumulative effect of accounting change, net of income taxes	—	36,800	—
Loss on early extinguishment of debt	7,300	—	5,540
Gain on sale of property, plant and equipment	(1,363)	(3,757)	(2,374)
Changes in operating assets and liabilities, excluding the effects of business acquisitions and dispositions:
Accounts receivable	5,889	(12,907)	15,228
Inventories	25,701	9,141	29,181
Other assets	5,156	(5,446)	(22,563)
Accounts payable and accrued expenses	15,422	27,840	(907)
Other liabilities	27,312	2,915	710
Net cash provided by operating activities of continuing operations	148,820	99,427	105,182
Net cash provided by (used for) operating activities of discontinued operations	2,043	(4,888)	1,433
Net cash provided by operating activities	150,863	94,539	106,615
Cash Flows From Investing
Business acquisitions, net of cash acquired	—	976	(285,533)
Capital expenditures	(31,977)	(32,996)	(29,104)
Proceeds from sale of property, plant and equipment	14,438	16,699	10,219
(Purchase) sale of marketable securities	150	(220)	(107)
Net cash used for investing activities of continuing operations	(17,389)	(15,541)	(304,525)
Net cash provided by (used for) investing activities of discontinued operations	2,289	11,108	(157)
Net cash used for investing activities	(15,100)	(4,433)	(304,682)
Cash Flows From Financing
Proceeds from long-term debt	—	—	345,116
Payments on Grove borrowings	—	(198,328)	—
Proceeds from senior subordinated notes	—	175,000	156,118
Proceeds from senior notes	150,000	—	—
Payments on long-term debt	(257,617)	(39,280)	(161,889)
Payments on revolver borrowings-net	(2,000)	(10,243)	(78,727)
Payments on commerical paper-net	—	—	(24,700)
Debt issue costs	(5,599)	(6,630)	(21,023)
Dividends paid	(7,446)	(7,432)	(7,358)
Exercises of stock options	118	1,511	183
Net cash provided by (used for) financing activities	(122,544)	(85,402)	207,720
Effect of exchange rate changes on cash	3,714	(250)	(55)
Net increase in cash and cash equivalents	16,933	4,454	9,598
Balance at beginning of year	28,035	23,581	13,983
Balance at end of year	$44,968	$28,035	$23,581
Supplemental Cash Flow Information
Interest paid	$54,489	$39,284	$29,717
Income taxes paid	$7,559	$25,253	$29,306

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)

For the years ended December 31, 2003, 2002 and 2001

Thousands of dollars, except shares data	2003	2002	2001
Common Stock - Shares Outstanding
Balance at beginning of year	26,412,735	24,053,085	24,259,463
Stock issued for Grove acquisition	—	2,164,502	—
Stock options exercised	16,656	114,548	21,799
Stock swap for stock options exercised	—	(14,449)	(3,736)
Restricted stock issued	—	24,815	—
Stock issued from deferred compensation plans	142,633	70,234	16,108
Stock issued to deferred compensation plans	—	—	(240,549)
Balance at end of year	26,572,024	26,412,735	24,053,085
Common Stock - Par Value
Balance at end of year	$367	$367	$367
Additional Paid-in Capital
Balance at beginning of year	$81,230	$31,670	$31,602
Stock issued for Grove acquisition	—	47,905	—
Stock options exercised	67	1,066	68
Restricted stock issued	—	589	—
Balance at end of year	$81,297	$81,230	$31,670
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(23,574)	$(3,937)	$(2,569)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,584	(15,711)	656
Derivative instrument fair market adjustment, net of income taxes of $833, $309 and ($1,318)	2,379	445	(2,024)

Additional minimum pension liability, net of income taxes of $1,075 and $2,459	(1,157)	(4,371)	—
Balance at end of year	$(16,768)	$(23,574)	$(3,937)
Unearned Compensation
Balance at beginning of year	$(609)	$—	$—
Restricted stock issued	—	(843)	—
Compensation expense recognized during the year	281	234	—
Balance at end of year	$(328)	$(609)	$—
Retained Earnings
Balance at beginning of year	$344,689	$372,623	$334,433
Net earnings (loss)	3,549	(20,502)	45,548
Cash dividends	(7,446)	(7,432)	(7,358)
Balance at end of year	$340,792	$344,689	$372,623
Treasury Stock
Balance at beginning of year	$(106,988)	$(136,928)	$(130,064)
Stock issued for Grove acquisition	—	22,095	—
Stock options exercised	52	1,227	227
Stock swap for stock options exercised	—	(615)	(112)
Restricted stock issued	—	254	—
Stock held by deferred compensation plans	—	6,979	(6,979)
Balance at end of year	$(106,936)	$(106,988)	$(136,928)
Comprehensive Income (Loss)
Net earnings (loss)	$3,549	$(20,502)	$45,548
Other comprehensive income (loss):
Foreign currency translation adjustments	5,584	(15,711)	656
Derivative instrument fair market adjustment, net of income taxes	2,379	445	(2,024)
Additional minimum pension liability, net of income taxes	(1,157)	(4,371)	—
Comprehensive income (loss)	$10,355	$(40,139)	$44,180

The accompaning notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.     Company and Basis of Presentation

Company  The Manitowoc Company, Inc. and its subsidiaries (collectively referred to as the “company”) are diversified industrial manufactures with leading positions in their three principal segments: Cranes and Related Products (Crane); Foodservice Equipment (Foodservice); and Marine.

The Crane business is a global provider of engineered lift solutions which designs, manufactures and markets a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  The Crane products are marketed under the Manitowoc, Grove, Potain, and National brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.

The Foodservice business is a broad-line manufacturer of “cold side” commercial foodservice products.  Foodservice designs, manufactures and markets full product lines of ice making machines, walk-in and reach-in refrigerators/freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling and institutional foodservice markets.  Foodservice products are marketed under the Manitowoc, Kolpak, SerVend, Multiplex, Harford-Duracool, McCall, Flomatic, Compact and Icetronic brand names.

The Marine business provides new construction, ship repair and maintenance services for freshwater and saltwater vessels from four shipyards on the U.S. Great Lakes.  Marine is also a provider of Great Lakes and oceangoing mid-sized commercial, research, and military vessels.  Marine serves the Great Lakes maritime market consisting of both U.S. and Canadian fleets, inland waterway operators, and ocean going vessels that transit the Great Lakes and St. Lawrence Seaway.

Basis of Presentation  The consolidated financial statements include the accounts of The Manitowoc Company, Inc. and its wholly and majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year’s presentation.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

2.     Summary of Significant Accounting Policies

Cash Equivalents and Marketable Securities  All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.  Marketable securities at December 31, 2003 and 2002, include securities which are considered “available for sale.”  The difference between fair market value and cost of these investments was not significant for either year.

Inventories Inventories are valued at the lower of cost or market value.  Approximately 88% and 86% of the company’s inventories at December 31, 2003 and 2002, respectively, were computed using the first-in, first-out (FIFO) method.  The remaining inventories were computed using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $18.6 million at both December 31, 2003 and 2002.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

Goodwill and Other Intangible Assets  The company accounts for its goodwill and other intangible assets under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually.  Each year the company tests for impairment of goodwill according to a two-step approach.  In the first step, the company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market

Notes to Consolidated Financial Statements

capitalization at the date of valuation.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The company’s other intangible assets with indefinite lives, including trademarks, tradenames, and in-place distributor networks, are not amortized, but are also tested for impairment at least annually.  The impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.  The company’s other intangible assets subject to amortization are amortized over the following estimated useful lives:

Useful lives
Patents	10-15 years
Engineering drawings	15 years

Property, Plant and Equipment  Property, plant and equipment is stated at cost.  Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred.  Expenditures for major renewals and improvements that substantially extend the capacity or useful life of an asset are capitalized and amortized by depreciation charges.  The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in earnings.  Property, plant and equipment is depreciated over the estimated useful lives of the assets primarily using the straight-line depreciation method for financial reporting and on accelerated methods for income tax purposes.

Property, plant and equipment is depreciated over the following estimated useful lives:

Years
Building and improvements	2-40
Drydocks and dock fronts	15-27
Machinery, equipment and tooling	2-25
Furniture and fixtures	2-10
Computer hardware and software	2-5

Property, plant and equipment also include cranes under operating leases with others.  Equipment under lease to others includes equipment leased directly to the customer and equipment for which the company has guaranteed more than insignificant residual value or made a buyback commitment.  The amount of rental equipment included in property, plant and equipment for which the company has guaranteed such residual value or made a buyback commitment amounted to $75.4 million and $36.6 million, net of accumulated depreciation, at December 31, 2003 and 2002, respectively.  Equipment that is leased directly to the customer is accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic life not to exceed 84 months.  Equipment involved in financing arrangements is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.

Other Non-Current Assets  At December 31, 2002, other non-current assets included a tooling asset and other project start-up costs of $20.2 million.  These assets were used in the development and production of certain refrigeration equipment produced under contract with a third party.  These costs were being reimbursed by the customer according to the contract, on a per unit sold basis with annual minimum reimbursement required in order to ensure reimbursement of all of the costs.  During December of 2003, the third party prepaid all of the outstanding tooling and start-up costs to the company.  The company received approximately $17.0 million in December 2003 for the remaining unreimbursed amount of the tooling assets.  The prepayment did not have a material impact on the Consolidated Statement of Earnings for the year-ended December 31, 2003.

Impairment of Long-Lived Assets  The company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Notes to Consolidated Financial Statements

For property, plant and equipment and other long-lived assets, other than goodwill and indefinite-lived intangible assets, the company performs undiscounted operating cash flow analyses to determine if an impairment exists.  If an impairment is determined to exist, any related impairment loss is calculated based upon comparison of the fair value to the net book value of the assets.  Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell.  See discussion of the impairment of goodwill and indefinite-lived intangible assets above.

On January 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business.  The adoption of SFAS No. 144 did not have a material effect on the company relative to impairment measurement of long-lived assets; however, it did impact the company during 2003 and 2002 related to reporting the disposal of certain buisinesses as discontinued operations, which prior to the adoption would have been reported in continuing operations in the Consolidated Statements of Earnings (see Note 4. “Discontinued Operations”).

Financial Instruments  The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, accounts payable, and variable rate debt approximated fair value at December 31, 2003 and 2002.  The fair value of the company’s 10 3/8% Senior Subordinated Notes due 2011 was approximately $239.5 million and $184.4 million at December 31, 2003 and 2002, respectively.  The fair value of the company’s 10 1/2% Senior Subordinated Notes due 2012 was approximately $199.3 million and $181.6 million at December 31, 2003 and 2002, respectively.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $159.8 million at December 31, 2003.  See Note 9, “Debt” for the related book values of these debt instruments.  The aggregate fair values of interest rate swaps and foreign currency exchange contracts at December 31, 2003 and 2002 were positive $0.3 million and negative $0.1 million, respectively.  These fair values are the amounts at which they could be settled, based on internal estimates and estimates obtained from financial institutions.

Warranties  Estimated warranty costs are recorded in cost of sales at the time of sale of the warranted products based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products.  These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience.

Environmental Liabilities  The company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.  Such accruals are adjusted as information develops or circumstances change.  Costs of long-term expenditures for environmental remediation obligations are not discounted to their present value because the timing of cash flows are not estimable.

Product Liabilities  The company records product liability reserves for its self-insured portion of any pending or threatened product liability actions.  The reserve is based upon two estimates.  First, the company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the company’s best judgement and the advice of legal counsel.  These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case.  Second, the company obtains a third-party actuarial analysis to determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as IBNR).  This actuarial analysis is performed twice annually.

Foreign Currency Translation  The financial statements of the company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for Consolidated Statements of Earnings items.  Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (Loss) (OCI) as a component of stockholders’ equity.

Derivative Financial Instruments and Hedging Activities  The company has written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes.  The use of financial instruments for trading purposes is strictly prohibited.  The company uses financial instruments to manage the market risk from changes in foreign exchange rates and interest rates.

The company follows the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138, and No. 149.  The fair values of all derivatives are recorded in the Consolidated Balance Sheets.  The change in a derivative’s fair value is recorded each period in current earnings or accumulated OCI depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction.

Notes to Consolidated Financial Statements

Cash Flow Hedge The company selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily using foreign currency exchange contracts.  These instruments are designated as cash flow hedges in accordance with SFAS No. 133 and are recorded in the Consolidated Balance Sheets at fair value.  The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated OCI and are subsequently reclassified into earnings when the hedge transactions, typically sales and costs related to sales, occur and affect earnings.  These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.  The company also selectively uses interest rate swaps to modify its exposure to interest rate movements and reduce borrowing costs.  These swaps also qualify as cash flow hedges, with changes in fair value recorded as a component of accumulated OCI.  Interest expense is recorded in earnings at the fixed rate set forth in the swap agreement.

For the years ended December 31, 2003 and 2002, no amount was recognized in earnings due to ineffectiveness of a hedge transaction; however, $1.4 million was recognized as a charge to earnings due to the company unwinding a portion of its floating-to-fixed interest rate swap contract.  This charge is included in Loss on Debt Extinguishment in the Consolidated Statements of Earnings for the year-ended December 31, 2003.  The amount reported as derivative instrument fair market value adjustment in the accumulated OCI account within stockholders’ equity represents the net gain/loss on derivatives designated as cash flow hedges.

Fair Value Hedges The company periodically enters into interest rate swaps designated as a hedge of the fair value of a portion of its fixed rate debt.  These hedges effectively result in changing a portion of our fixed rate debt to variable interest rate debt.  Both the swaps and the hedged portion of the debt are recorded in the Consolidated Balance Sheet at fair value.  The change in fair value of the swaps exactly offsets the change in fair value of the hedged debt, with no net impact to earnings.  Interest expense of the hedged debt is recorded at the variable rate in earnings.

Other The company’s foreign operations are exposed to foreign currency translation risk.  The company’s Euro-denominated 175 million Senior Subordinated Notes due 2011 naturally hedges a significant amount of the translation risk with the company’s operations in Europe.  In addition, a large amount of the translation risk with the company’s Chinese operations are naturally hedged with locally denominated debt.  The currency effects of these foreign-denominated debt obligations are reflected in the accumulated other comprehensive income (loss) account within stockholders’ equity, where they offset the translation impact of an equal amount of similarly foreign-denominated net assets of the European and Chinese operations.

Stock-Based Compensation  At December 31, 2003, the company has four stock-based compensation plans, which are described more fully in Note 13, “Stock Options.”  The company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in earnings, as all options grants under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  During 2003 and 2002, the company recognized approximately $0.3 million and $0.2 million, respectively, of compensation expense related to restricted stock which was issued during 2002.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	2003	2002	2001
Reported net earnings (loss)	$3,549	$(20,502)	$45,548
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(5,243)	(2,748)	(1,944)
Proforma net earnings (loss)	(1,694)	(23,250)	43,604
Earnings (loss) per share
Basic - as reported	$0.13	$(0.82)	$1.87
Basic - pro forma	$(0.06)	$(0.92)	$1.80

Diluted - as reported	$0.13	$(0.80)	$1.86
Diluted - pro forma	$(0.06)	$(0.92)	$1.80

Notes to Consolidated Financial Statements

Revenue Recognition and Long-Term Contracts  Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectibility of cash is reasonably assured; and delivery has occurred or services have been rendered.  Shipping and handling fees are reflected in Net Sales and shipping and handling costs are reflected in Cost of Sales.  Revenues under long-term contracts within the Marine segment, including contracts with the U.S. Government, are recorded using the percentage-of-completion method of accounting.  Revenue under these fixed-price long-term contracts are recorded based on the ratio of costs incurred to estimated total costs at completion, and costs are expensed as incurred.  Amounts representing contract change orders, claims or other items are included in revenue only when they can be reliably estimated and realization is probable.  When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period.  Anticipated losses on contracts or programs in progress are charged to earnings when identified.

Amounts related to long-term contracts accounted for according to the percentage-of-completion method included in the Consolidated Balance Sheet at December 31 were as follows:

	2003	2002

Amounts billed, included in accounts receivable	$10,900	$12,969
Recoverable costs and accrued profit on progress completed-not billed, included in other current assets	$11,574	$17,498
Amounts billed in excess of sales, included in accounts payable and accrued expenses	$7,448	$1,293

Recoverable costs and accrued profit on progress completed but not billed related to amounts not billable at the balance sheet date.  It is anticipated that such amounts will be billed in the first quarter of the subsequent year.  Amounts billed but not paid pursuant to retainage contract provisions, which are due upon completion of the contracts, were $5.2 million and $4.0 million as of December 31, 2003 and 2002, respectively, and are included in Other Current Assets in the Consolidated Balance Sheets.

As discussed above, the company enters into transactions with customers that provide for residual value guarantees and buyback commitments on certain crane transactions.  The company records these transactions as operating leases.  Net proceeds received in connection with the initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  See Note 15. “Guarantees.”

The company leases cranes to customers under operating lease terms.  Proceeds received in connection with these transactions are recognized as revenue over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Research and Development  Research and development costs are charged to expense as incurred and amount to $17.4  million, $15.6 million and $7.9 million, for the years ended December 31, 2003, 2002 and 2001, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.

Income Taxes  The company utilizes the liability method to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the company’s financial statements.  Under this method, deferred tax assets and liabilities are determined based on the temporary difference between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.  Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the company will not realize the benefit of such assets.

Earnings Per Share  Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year or period.  Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding is increased to include shares of restricted stock and the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average

Notes to Consolidated Financial Statements

market price during the year or period.  Shares of common stock held by the Deferred Compensation Plans are not considered outstanding for computing basic earnings per share.

Comprehensive Income  Comprehensive income includes, in addition to net income (loss), other items that are reported as direct adjustments to stockholders’ equity.  Currently, these items are foreign currency translation adjustments, additional minimum pension liability adjustments and the change in fair value of certain derivative instruments.

Concentration of Credit Risk  Credit extended to customers through trade accounts receivable potentially subjects the company to risk.  This risk is limited due to the large number of customers and their dispersion across various industries and many geographical areas.  However, a significant amount of the company’s receivables are with distributors and contractors in the construction industry, large companies in the foodservice and beverage industry, customers servicing the U.S. steel industry, and the U.S. Government.  The company currently does not foresee a significant credit risk associated with these receivables.

Recent Accounting Pronouncements  In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “ Accounting for Obligations Associated with the Retirement of Long-Lived Assets.”  The provisions of SFAS No. 143 establish accounting standards for the recognition and measurement of an asset retirement obligation.  This statement was effective for the company on January 1, 2003 and did not have a material effect on the Consolidated Financial Statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002,” which mainly addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections. Generally, SFAS No. 145 was effective for the company beginning January 1, 2003.  The adoption of SFAS No. 145 resulted in the company reclassifying its 2001 loss on early extinguishment of debt from an extraordinary item to a component of earnings from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” which addresses financial accounting and reporting for costs associated with these types of activities.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This statement also establishes that fair value is the objective for initial measurement of the liability.  Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than at the time a plan is approved according to previous guidance.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments.  Generally, the provisions of SFAS No. 149 are effective beginning July 1, 2003.  The adoption of SFAS No. 149 did not have a material impact on the company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement also addresses the classification of financial instruments that include obligations to issue equity shares as equity.  The FASB has also subsequently issued a Staff Position that effectively amended SFAS No. 150.  In general this statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective as of July 1, 2003.  The adoption of SFAS No. 150 did not have an impact on the company’s Consolidated Financial Statements.

In November 2002, the EITF reached a consensus regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units.  The pronouncement was effective for the company commencing July 1, 2003 and did not have a significant impact on its Consolidated Financial Statements.

Notes to Consolidated Financial Statements

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements are effective immediately for the company’s domestic plans, except for estimated future benefit payments, which will be effective in 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirements benefit plans.  These interim-period disclosures will be effective in the first quarter of 2004.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.”  The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue 00-21.  Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB No. 101 that had been codified in SEC Topic 13, “Revenue Recognition.”  The adoption of SAB No. 104 did not have an impact on the company’s Consolidated Financial Statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity.  The consolidation provisions of FIN No. 46, as revised, were effective immediately for interests created after January 31, 2003 and are effective on March 31, 2004 for interests created before February 1, 2003.  The adoption of FIN No. 46 did not have an impact on the company’s Consolidated Financial Statements for the year ended December 31, 2003 for interests created after January 31, 2003.  The company is evaluating the impact on the Consolidated Financial Statements for interests created before February 1, 2003.

3.     Acquisitions

There were no acquisitions made by the company during 2003.

2002

On August 8, 2002, the company acquired all of the outstanding common shares of Grove Investors, Inc. (Grove).  The results of Grove’s operations have been included in the Consolidated Statements of Earnings since that date.  Grove is a leading provider of mobile telescopic cranes, truck-mounted cranes, boom trucks and aerial work platforms for the global market.  Grove’s products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal, and military end users.  Grove’s products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, National Crane, Grove Manlift, and Delta.

The company views Grove as a strategic fit with its crane business for a number of reasons.  Grove is a global leader in the mobile telescopic crane industry, specifically in all-terrain and rough-terrain mobile telescopic cranes.  The company did not offer these types of cranes prior to the acquisition, so Grove filled this void in the company’s product offering.  Coupled with the company’s entrance into the tower crane product line with the acquisition of Potain SAS in 2001, Grove enables the company to offer customers four major crane categories, namely crawler cranes, tower cranes, mobile telescopic cranes and boom trucks.  With the addition of Grove, the company is able to offer customers equipment and lifting solutions for virtually every construction application.  The company also believes that the combination of the two companies will provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination will create natural synergies in its worldwide distribution and service network.

The aggregate purchase price paid for Grove was $277.8 million.  This includes the issuance of $70.0 million of the company’s common stock, the assumption of $202.4 million of Grove debt outstanding as of August 8, 2002, and direct acquisition costs of $5.4 million.  In exchange for the outstanding shares of Grove common stock, the company issued approximately 2.2 million shares of the company’s common stock out of treasury with an average market price of $32.34 per share.  The number of shares issued at the close of the transaction was calculated based on the average closing price of the company’s common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction.  In addition, the company assumed all of Grove’s outstanding liabilities (approximately $477.8 million including the outstanding debt), contingencies and commitments.  Substantially all of the assumed debt was refinanced (see further detail in Note 9, “Debt”).

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Notes to Consolidated Financial Statements

August 8, 2002

Current assets	$313,044
Property, plant and equipment	116,734
Goodwill	63,118
Other intangible assets	45,000
Other long-term assets	15,366
Total assets acquired	553,262
Current liabilities, excluding current debt	129,844
Debt	202,420
Other long-term liabilities	145,559
Total liabilities assumed	477,823
Net assets acquired	$75,439

Total current assets of $313.0 million includes cash acquired of $13.8 million.  The purchase consideration paid in excess of the fair values of the assets acquired and liabilities assumed was allocated first to the identifiable intangible assets with the remaining excess accounted for as goodwill.  The company obtained third party valuations of identifiable intangible assets acquired.  Based upon the appraisal report of identifiable intangible assets, the allocation was as follows:  $26.0 million to trademarks and tradenames with an indefinite life; $11.9 million to an in-place distributor network with an indefinite life; $7.1 million to patents with a weighted-average 10-year life; and the remaining $63.1 million to goodwill.  The $63.1 million of goodwill is included in the Crane segment.  None of this amount is deductible for tax purposes.  The company also obtained third party valuations of the fair value of inventory and property, plant and equipment acquired.  Based upon the appraisal reports of these assets, the company increased the value of inventory and property, plant and equipment by $3.3 million and $1.1 million, respectively.  The $3.3 million fair value adjustment to inventory was charged to cost of goods sold during the fourth quarter of 2002 as the related inventory items were sold.  The $1.1 million fair value adjustment to property, plant and equipment is being depreciated over the estimated remaining useful lives of the property, plant and equipment.

During 2003 the company completed the purchase accounting related to the Grove acquisition and the company recorded $30.2 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet.  The purchase accounting adjustments related to the following: $13.2 million to finalize the accounting for deferred income taxes, related primarily to the non-U.S. Grove operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania (see further detail in Note 16, “Plant Consolidation and Restructuring”); $2.1 million, $0.5 million and $1.5 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related costs for headcount reductions at the Grove facilities in Europe (see further detail in Note 16, “Plant Consolidation and Restructuring”); $2.0 million of curtailment gain as a result of the closing of the National Crane facility located in Nebraska (reduction of goodwill) (see further detail in Note 17, “Employee Benefit Plans”); and $1.6 million for other purchase accounting related items.

During 2002 the company also completed certain restructuring and integration activities relating to the Grove acquisition.  The company recorded a charge totaling $12.1 million related to these restructuring and integration activities during 2002.  Of this amount $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during the fourth quarter of 2002.  The $4.4 million recorded in the opening balance sheet related to severance and other employee related costs for headcount reductions at Grove facilities.  See further detail in Note 16, “Plant Consolidation and Restructuring.”

On April 8, 2002, the company purchased the remaining 50% interest in its joint venture Manitowoc Foodservice Europe (f/k/a Fabbrica Apparecchiature per la Praduzione del Ghiaccio Srl), a manufacturer of ice machines based in Italy.  The aggregate cash consideration paid by the company for the remaining

Notes to Consolidated Financial Statements

interest was $3.4 million and resulted in $2.6 million of additional goodwill.  The $2.6 million of goodwill is included in the Foodservice segment and is not deductible for tax purposes.  During the second quarter of 2003 the company recorded $0.7 million of purchase accounting adjustments to the April 8, 2002 opening balance sheet.

2001

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

During 2002, the company made certain purchase accounting adjustments for the Potain acquisition resulting in a reduction in goodwill of approximately $11.3 million.  The primary purchase accounting adjustments recorded during 2002 were to adjust the book value of property, plant and equipment acquired to fair value based on an appraisal report, adjustment of deferred tax assets and to record a $8.1 million liability associated with certain restructuring and integration activities.  See further detail regarding the restructuring and integration reserve recorded in Note 16, “Plant Consolidation and Restructuring.”

In addition, during 2002 a portion of the excess of the cost over fair value of the net assets acquired in the Potain acquisition was allocated to specific other intangible assets.  Based upon an appraisal report, the allocation was as follows: $53.0 million to trademarks and tradenames with an indefinite life; $17.5 million to patents with a weighted-average 15-year life; $8.8 million to engineering drawings with a weighted-average 15-year life; $5.0 million to an in-place distribution network with an indefinite life; and the remaining $118.2 million to goodwill.

The following unaudited pro forma financial information of the company and its subsidiaries for the years ended December 31, 2002 and 2001, assumes the acquisitions made in 2002 and 2001 occurred on January 1, 2001.

Notes to Consolidated Financial Statements

	Unaudited
Pro Forma:	2002	2001
Net sales	$1,697,493	$1,763,053
Earnings from continuing operations before income taxes	$45,747	$14,874
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$29,278	$9,073
Net earnings (loss)	$(32,648)	$10,227

Basic earnings (loss) per share:
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$1.16	$0.34
Net earnings (loss)	$(1.30)	$0.39

Diluted earnings (loss) per share:
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$1.14	$0.34
Net earnings (loss)	$(1.27)	$0.38

On May 7, 2001, SGPA, Inc. (the predecessor), the predecessor of Grove, filed a pre-negotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy code that was confirmed by the court on September 14, 2001 and consummated on September 25, 2001.  For financial accounting purposes, the inception date for the reorganized Grove was September 29, 2001.  The Grove financial statements reflect accounting principles set forth by the American Institute of Certified Public Accountants Statement Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”  As such, Grove adopted fresh-start reporting as of September 29, 2001, resulting in a revaluation of its assets, liabilities and capital structure.  The predecessor incurred certain costs related to the bankruptcy, which are included in the 2001 pro forma information above.  The costs in the 2001 pro forma information include: $14.5 million recorded in cost of sales related to fresh start accounting adjustments to inventory and other assets; $14.5 million for fees incurred in connection with the design and implementation of the plan of reorganization; and $6.1 million for severance and stay bonuses.

Notes to Consolidated Financial Statements

4.     Discontinued Operations

On February 14, 2003, the company finalized the sale of Femco Machine Company, Inc. (Femco), the Crane segment’s crane and excavator aftermarket replacement parts and industrial repair business, to a group of private investors led by the current Femco management and its employees.  After the Grove acquisition, it was determined that Femco was not a core business to the Crane segment.  Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of tax).  The disposition of Femco represents a discontinued operation under SFAS No. 144.  Results of Femco for the period from January 1, 2003, through February 14, 2003, have been classified as discontinued, and the results for the twelve months ended December 31, 2002 and 2001, have been restated to also exclude the results of Femco from continuing operations.  During December 2002, the company recorded a $3.4 million ($2.1 million net of tax) charge related to the decision to divest Femco.  Of this charge, $2.2 million related to recording the net assets of Femco at estimated fair value less cost to sell.  In addition, the company performed an impairment analysis of the Femco goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that the entire $1.2 million of goodwill related to Femco was impaired.  The $3.4 million charge was recorded in Loss on Sale of Discontinued Operations, Net of Income Taxes, in the Consolidated Statement of Earnings.

The following selected financial data of Femco for the period from January 1, 2003, through February 14, 2003, and the years ended December 31, 2002 and 2001 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no general corporate expense or interest expense allocated to discontinued operations during the years ended December 31, 2003, 2002 or 2001.

	2003	2002	2001

Net sales	$2,178	$19,368	$20,073

Pretax earnings from discontinued operations	$47	$1,176	$1,559
Pretax gain (loss) on disposal	439	(3,405)	—
Provision (benefit) for taxes on income (loss)	165	(803)	603
Net earnings (loss) from discontinued operations	$321	$(1,426)	$956

Notes to Consolidated Financial Statements

In December of 2003, the company completed plans to restructure its Aerial Work Platform (AWP) businesses, which will now be exclusively focused on vertical mast products.  The restructuring includes the closure of the Liftlux facility in Dillingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  The restructured AWP business will feature the Toucan vertical masts manufactured in France under the Delta product name. The closure of the Liftlux and discontinuation of the U.S. Manlift production represents discontinued operations under SFAS No. 144.  Results of these companies for the years ended December 31, 2003, 2002 and 2001 have been classified as discontinued to exclude the results from continuing operations.  In addition, during 2003 the company recorded a $13.7 million pre-tax ($11.1 million net of taxes) charge for the closure of the AWP businesses.  This charge includes the following: $4.9 million to write-off the goodwill related to the AWP businesses in accordance with SFAS No. 142; $3.5 million to record a reserve for the present value of future non-cancelable operating lease obligations; $3.1 million to write-down inventory to estimated realizable value; and $2.2 million for other closure costs.

The following selected financial data of the AWP businesses for the years ended December 31, 2003, 2002 and 2001 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There were no general corporate expense or interest expense allocated to discontinued operations during the years ended December 31, 2003, 2002 or 2001.

	2003	2002	2001

Net sales	$26,300	$20,547	$23,357

Pretax loss from discontinued operations	$(3,927)	$(2,148)	$(158)
Pretax loss on closure	(13,677)	—	—
Benefit for taxes on loss	(3,342)	(774)	(61)
Net loss from discontinued operations	$(14,262)	$(1,374)	$(97)

During the fourth quarter of 2003 the company terminated its distributor agreement with North Central Crane, the company’s wholly-owned crane distributor.  The company entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.  The termination of the North Central Crane represents a discontinued operation under SFAS No. 144 as this was the company’s only wholly-owned domestic crane distributor. Results of this company for the year ended December 31, 2003, 2002 and 2001 have been classified as discontinued to exclude the results from continuing operations.  In connection with the closure, the company recorded a $1.1 million pre-tax ($0.9 million net of taxes) loss, primarily for a loss on sale of inventory to the new independent third party distributor.

The following selected financial data of North Central Crane for the years ended December 31, 2003, 2002 and 2001 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no general corporate expense or interest expense allocated to discontinued operations during the years ended December 31, 2003, 2002 or 2001.

	2003	2002	2001

Net sales	$22,407	$22,627	$38,778

Pretax earnings from discontinued operations	$249	$202	$1,824
Pretax loss on closure	(1,051)	—	—
Provision (benefit) for taxes on income (loss)	(160)	73	704
Net earnings (loss) from discontinued operations	$(642)	$129	$1,120

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

Cash proceeds from the sale of Manitowoc Boom Trucks, a business in the Crane segment, were approximately $13.2 million, subject to post-closing adjustments, and resulted in a loss on sale of approximately $32.9 million ($23.3 million net of tax) in the fourth quarter of 2002.  The disposition represents a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, results of Manitowoc Boom Trucks have been classified as discontinued for the years ended December 31, 2002 and 2001.

During the third quarter of 2003, the company and Quantum agreed to the final post-closing adjustment for the sale of Manitowoc Boom Trucks.  The agreement resulted in the company paying $4.7 million to Quantum during 2003.  This payment was largely the result of reduction in working capital of Manitowoc Boom Trucks from September 30, 2002 to December 31, 2002 for which the company already received the cash.  The agreement resulted in the company recording an additional charge for the sale of Manitowoc Boom Trucks of approximately $0.6 million ($0.4 million net of tax) during 2003.  This charge is recorded in loss on sale of discontinued operations, net of income taxes, in the Consolidated Statement of Earnings.

The following selected financial data of Manitowoc Boom Trucks for the years ended December 31, 2003, 2002 and 2001 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no general corporate expense or interest expense allocated to discontinued operations during the years ended December 31, 2003, 2002 or 2001.

	2003	2002	2001

Net sales	$—	$44,169	$49,949

Pretax earnings (loss) from discontinued operations	$—	$1,286	$(1,345)
Pretax loss on disposal	(584)	(32,905)	—
Benefit for taxes on income (loss)	(179)	(9,164)	(520)
Net loss from discontinued operations	$(405)	$(22,455)	$(825)

Notes to Consolidated Financial Statements

5.     Inventories

The components of inventories at December 31 are summarized as follows:

	2003	2002
Inventories - gross:
Raw materials	$89,851	$90,958
Work-in-process	81,378	99,545
Finished goods	120,565	127,073
Total	291,794	317,576
Less excess and obsolete inventory reserve	(40,299)	(43,734)
Net inventories at FIFO cost	251,495	273,842
Less excess of FIFO costs over LIFO value	(18,618)	(18,624)
Inventories - net	$232,877	$255,218

6.     Property, Plant and Equipment

The components of property, plant and equipment at December 31 are summarized as follows:

	2003	2002

Land	$43,414	$38,840
Building and improvements	178,473	162,051
Drydocks and dock fronts	23,905	23,905
Machinery, equipment and tooling	224,931	216,960
Furniture and fixtures	24,985	23,665
Computer hardware and software	38,998	28,694
Rental cranes	122,682	87,325
Construction in progress	4,998	18,228
Total cost	662,386	599,668
Less accumulated depreciation	(327,768)	(280,367)
Property, plant and equipment-net	$334,618	$319,301

Notes to Consolidated Financial Statements

7.     Goodwill and Other Intangible Assets

Effective January 1, 2002, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach.

The SFAS No. 142 goodwill impairment model is a two-step process.  First, it requires comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment.  In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

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

During the fourth quarter of 2002, when the company finalized its decision to divest of Femco, an impairment analysis of goodwill related to Femco was performed in accordance with SFAS No. 142.  As a result, the company recorded an additional goodwill impairment charge of $1.2 million.  The impairment charge related to Femco is reflected in Loss on Sale of Discontinued Operations, Net of Income Taxes in the Consolidated Statement of Earnings.

During the second quarter of 2003 the company completed its annual impairment analysis of goodwill and other intangible assets in accordance with SFAS No. 142.  As a result, the company recorded a goodwill impairment charge of $4.9 million.  This charge relates to the company’s Aerial Work Platform reporting unit, a reporting unit in the company’s Crane segment.  The charge was based on current economic conditions in this reporting unit.  The fair value of this reporting unit was based on managements’ estimates of future cash flows.  The impairment charge related to Aerial Work Platform is reflected in Loss on Sale of Discontinued Operations, Net of Income Taxes in the Consolidated Statement of Earnings.

The following sets forth a reconciliation of net earnings and earnings per share information for the years ended December 31, 2003, 2002 and 2001 adjusted for non-amortization provisions of SFAS No. 142.

Notes to Consolidated Financial Statements

	2003	2002	2001
Reported net earnings from continuing operations	$18,537	$41,424	$44,394
Add back: Goodwill amortization, net of income taxes	—	—	5,829
Adjusted reported net earnings from continuing operations	18,537	41,424	50,223
Discontinued operations:
Reported earnings (loss) from discontinued operations, net of income taxes	(2,941)	331	1,154
Add back: Goodwill amortization, net of income taxes	—	—	903
Loss on sale or closure of discontinued operations, net of income taxes	(12,047)	(25,457)	—
Cumulative effect of accounting change, net of income taxes	—	(36,800)	—
Net earnings (loss)	$3,549	$(20,502)	$52,280

Basic earnings (loss) per share:
Reported net earnings from continuing operations	$0.70	$1.64	$1.83
Goodwill amortization, net of income taxes	—	—	0.24
Adjusted reported net earnings from continuing operations	—	—	2.07
Discontinued operations:
Reported earnings (loss) from discontinued operations, net of income taxes	(0.11)	0.01	0.05
Goodwill amortization, net of income taxes	—	—	0.04
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(1.01)	—
Cumulative effect of accounting change, net of income taxes	—	(1.46)	—
Adjusted net earnings (loss)	$0.13	$(0.81)	$2.15

Diluted earnings (loss) per share:
Reported net earnings from continuing operations	$0.69	$1.61	$1.81
Goodwill amortization, net of income taxes	—	—	0.24
Adjusted reported net earnings from continuing operations	—	—	2.05
Discontinued operations:
Reported earnings (loss) from discontinued operations, net of income taxes	(0.11)	0.01	0.05
Goodwill amortization, net of income taxes	—	—	0.04
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(0.99)	—
Cumulative effect of accounting change, net of income taxes	—	(1.43)	—
Adjusted net earnings (loss)	$0.13	$(0.80)	$2.13

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2003 and 2002, were as follows:

Notes to Consolidated Financial Statements

	Cranes	Foodservice	Marine	Total

Balance as of January 1, 2002	$243,286	$217,036	$47,417	$507,739
Goodwill of acquired business	32,945	1,872	—	34,817
Potain purchase accounting, net	(7,264)	—	—	(7,264)
Allocation of purchase price to other intangible assets	(84,300)	—	—	(84,300)
Impairment charge upon adoption of SFAS No. 142	(17,900)	(33,100)		(51,000)
Sale of Manitowoc Boom Trucks	(19,204)	—	—	(19,204)
Femco impairment charge	(1,194)	—	—	(1,194)
Foreign currency impact	744	—	—	744
Balance as of December 31, 2002	147,113	185,808	47,417	380,338
Grove purchase accounting, net	30,173	—	—	30,173
Manitowoc Foodservice Europe purchase accounting, net	—	678	—	678
Potain purchase accounting, net	(1,021)	—	—	(1,021)
Impairment charge AWP	(4,900)	—	—	(4,900)
Foreign currency impact	965	—	—	965
Balance as of December 31, 2003	$172,330	$186,486	$47,417	$406,233

During the first quarter of 2002, $84.3 million of the excess of the cost over fair value of the net assets acquired in the Potain acquisition was allocated to other intangible assets.  Based upon management’s estimates, including consideration of appraisal information, the allocation was as follows: $53.0 million to trademarks and tradenames with an indefinite life; $17.5 million to patents with a weighted-average 15-year life; $8.8 million to engineering drawings with a weighted-average 15-year life; and $5.0 million to an in-place distributor network with an indefinite life.  During the fourth quarter of 2002 a portion of the excess of the cost over fair value of the net assets acquired in the Grove acquisition was allocated to specific other intangible assets.  Based upon management’s estimates, including consideration of appraisal information, the allocation was as follows: $26.0 million to trademarks and tradenames with an indefinite life; $11.9 million to an in-place distributor network with an indefinite life; and $7.1 million to patents with a weighted-average 10-year life.  The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill, all as a result of the Potain and Grove acquisitions, were as follows as of December 31, 2003 and 2002.

	December 31, 2003			December 31, 2002
	Gross Carying Amount	Accumulated Amortization	Net Book Value	Gross Carying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$79,000	$—	$79,000	$79,000	$—	$79,000
Patents	24,600	(3,383)	21,217	24,600	(1,376)	23,224
Engineering drawings	8,800	(1,537)	7,263	8,800	(625)	8,175
Distribution network	16,900	—	16,900	16,900	—	16,900
	$129,300	$(4,920)	$124,380	$129,300	$(2,001)	$127,299

Amortization expense recorded for the other intangible assets for the years ended December 31, 2003, 2002 and 2001 was $2.9 million, $2.0 million and $0.0 million, respectively.  Estimated amortization expense for the five years beginning in 2004 is estimated to be approximately $2.9 million per year.

Notes to Consolidated Financial Statements

8.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 are summarized as follows:

	2003	2002
Trade accounts payable	$219,332	$184,786
Employee related expenses	53,991	38,322
Income taxes payable	5,843	—
Profit sharing and incentives	11,459	10,515
Customer progress payments	14,664	2,220
Restructuring reserve	27,216	13,075
Unremitted cash liability	16,648	11,554
Miscellaneous accrued expenses	105,241	89,843
	$454,394	$350,315

9. Debt

Debt at December 31 is summarized as follows:

	2003	2002
Senior credit facility:
Term loan A	$—	$101,713
Term loan B	17,710	172,375
Revolving credit facility	—	2,000
Senior subordinated notes due 2011 (175 million Euro)	217,682	183,523
Senior subordinated notes due 2012	175,000	175,000
Senior notes due 2013	150,000	—
Industrial revenue bond	2,900	3,150
Fair value of interest rate swaps	(752)	2,493
Other	29,760	25,925
Total debt	592,300	666,179
Less current portion	(25,216)	(42,632)
Long-term debt	$567,084	$623,547

In May 2001, the company entered into a $475 million Senior Credit Facility (Senior Credit Facility) maturing in May 2007.  The Senior Credit Facility is comprised of a $175 million Term Loan A, a $175 million Term Loan B and a $125 million Revolving Credit Facility.  As a result of scheduled payments and prepayments made since 2001, the company has no amounts outstanding under its Term Loan A and Term Loan B requires quarterly principal payments of $0.1 million from December 2004 through March 2006 and $3.5 million from June 2006 through May 2007.  Substantially all domestic, tangible and intangible assets of the company and its subsidiaries are pledged as collateral under the Senior Credit Facility.

Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio, as defined by the Senior Credit Facility.  The weighted-average interest rate for the Term Loan B facility was 4.33% at December 31, 2003.  The annual commitment fee in effect on the unused portion of the company’s Revolving Credit Facility was 0.5% at December 31, 2003.  The company had $96.4 million of unused availability under the terms of its Revolving Credit Facility at December 31, 2003 due to the impact on this borrowing availability of $28.6 million of outstanding letters of credit.

Notes to Consolidated Financial Statements

To help finance the Potain acquisition in May 2001, the company issued 175 million Euro (approximately $217.7 million at December 31, 2003 exchange rates) of 10 3/8% Senior Subordinated Notes due May 2011 (Senior Subordinated Notes due 2011).  The Senior Subordinated Notes due 2011 are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, rank equal to the company’s Senior Subordinated Notes due 2012 (see below), and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 20, “Subsidiary Guarantors of Senior Subordinated Notes due 2011”).  Interest on the Senior Subordinated Notes due 2011 is payable semiannually in May and November of each year.  The Senior Subordinated Notes due 2011 can be redeemed in whole or in part by the company for a premium after May 15, 2006.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Subordinated Notes due 2011 during the 12-month period commencing on May 15 of the year set forth below:

Year	Percentage
2006	105.188%
2007	103.458%
2008	101.729%
2009 and thereafter	100.000%

In addition, the company may redeem for a premium (110.375% of the face amount of the notes, plus interest) at any time prior to May 15, 2004, up to 35% of the face amount of the Senior Subordinated Notes due 2011 with the proceeds from one or more public equity offerings.

As part of the Grove acquisition in August 2002, the company issued $175 million of 10 ½% Senior Subordinated Notes due August 2012 (Senior Subordinated Notes due 2012).  The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, rank equal to the company’s Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 21, “Subsidiary Guarantors of Senior Subordinated Notes due 2012 and Senior Notes due 2013”).  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year, commencing February 1, 2003.  The Senior Subordinated Notes due 2012 can be redeemed by the company in whole or in part for a premium on or after August 1, 2007.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Subordinated Notes due 2012 during the 12-month period commencing on August 1 of the year set forth below:

Year	Percentage
2007	105.250%
2008	103.500%
2009	101.750%
2010 and thereafter	100.000%

In addition, the company may redeem for a premium (110.5% of the face amount of the notes, plus interest), at any time prior to August 1, 2005, up to 35% of the face amount of the Senior Subordinated Notes due 2012 with the proceeds from one or more public equity offerings.

On November 6, 2003, the company completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013).  The Senior Notes due 2013 are unsecured senior obligations ranking prior to the company’s Senior Subordinated Notes due 2011 and Senior Subordinated Notes due 2012.  The company’s collateralized senior indebtedness, including indebtedness under its Senior Credit Facility, ranks equally with the Senior Notes due 2013 except that the Senior Credit Facility is collateralized by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 21, “Subsidiary Guarantors of Senior Subordinated Notes due 2012 and Senior Notes due 2013”).  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year, commencing May 1, 2004.  The Senior Notes due 2013 can be redeemed by the company in whole or

Notes to Consolidated Financial Statements

in part for a premium on or after November 1, 2008.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Notes due 2013 during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2008	103.563%
2009	102.375%
2010	101.188%
2011 and thereafter	100.000%

In addition, the company may redeem for a premium (107.125% of the face amount of the notes, plus interest) at any time prior to November 1, 2006 up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.  The company used the net proceeds from the sale of the Senior Notes due 2013 for the prepayment of its Term Loan A and partial prepayment of the Term Loan B under its Senior Credit Facility.

During the fourth quarter of 2003, the company recorded a loss of  $7.3 million ($4.7 million net of income taxes) related to the prepayment of the Term Loan A and partial prepayment of the Term Loan B facilities.  The loss related to the write-off of unamortized financing fees and unwinding of the company’s floating-to-fixed interest rate swap.  The loss was recorded as a component of earnings from continuing operations in the Consolidated Statement of Earnings.

In May 2001, the company incurred a loss of $5.5 million ($3.3 million net of income taxes) related to a prepayment penalty and the write-off of unamortized financing fees from its previous credit facility.  In prior years the loss was reported net of tax as an extraordinary loss in the Consolidated Statement of Earnings.  On January 1, 2003, the company adopted SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13 and Technical Corrections as of April 2002,” which addresses the accounting and disclosure related to early extinguishment of debt transactions as well as several other technical corrections.  The adoption of SFAS No. 145 resulted in the company reclassifying its 2001 loss on early extinguishment of debt from an extraordinary item to a component of earnings from continuing operations in the Consolidated Statement of Earnings.

The Senior Credit Facility, Senior Notes due 2013 and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the Senior Credit Facility are more restrictive than those of the Senior Notes due 2013 and Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, the Senior Credit Facility covenants had required us to meet specified financial tests, which included minimum levels of earnings before interest, taxes, depreciation, and amortization (EBITDA), and various debt to EBITDA ratios which became more restrictive over time.  These covenants also limited the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures.  The Senior Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Senior Credit Facility.  At December 31, 2002, the company was not in compliance with certain of its financial covenants.  On February 4, 2003, the company received an amendment and waiver to its Credit Agreement dated May 9, 2001, which cured these violations.  In addition, this amendment provided future relief under certain financial covenants that became more restrictive over time.  At June 30, 2003 the company was not in compliance with certain of its financial covenants.  On July 23, 2003, the company received an amendment and waiver to its Senior Credit Agreement dated May 9, 2001, which cured these violations.  In addition, the amendment eliminates the minimum EBITDA covenants and provides future relief under certain financial covenants that became more restrictive over time.  The non-financial test covenants discussed above are still in-place under the amended Senior Credit Agreement.  The company was in compliance with all covenants as of December 31, 2003, and based upon our current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12-month period.

Notes to Consolidated Financial Statements

The industrial revenue bond relates to the company’s obligation on a property located in Indiana.  The remaining obligation of $2.9 million is due in 2004.  The bond had an interest rate of 1.1% at December 31, 2003.

As of December 31, 2003, the company also had outstanding $29.8 million of other indebtedness with a weighted-average interest rate of 5.96%.  This debt includes $6.7 million of outstanding bank debt in China, $8.4 million of bank overdrafts in Europe, $14.5 million of capital lease obligations in Europe, and $0.2 million of other miscellaneous debt.

The company periodically enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.  These interest rate swap agreements are designed as cash flow hedges in accordance with SFAS No. 133 and are recorded in the Consolidated Balance Sheet at fair value with changes in fair value recorded as a component of accumulated OCI.  As of December 31, 2003, the company had outstanding one floating-to-fixed interest rate swap agreement with a financial institution, having a notional principal amount of $17.3 million.  This swap fixes interest paid by the company for debt equaling the notional value of the swap at 3.56% and matures in August 2005.  The fair value of this arrangement, which represents the cost to settle this contract, approximated a loss of $0.5 million  ($0.4 million net of income taxes) at December 31, 2003.

In addition, as of December 31, 2003, the company had five fixed-to-floating rate swap contracts which effectively converted $232.4 million of its fixed rate Senior and Senior Subordinated Notes to variable rate debt.  These contracts are considered to be a hedge against changes in the fair value of the fixed rate debt obligation.  Accordingly, the interest rate swap contracts are reflected at fair value in the company’s Consolidated Balance Sheet as an asset of $0.1 million and a liability of $0.9 million as of December 31, 2003.  Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged.  Changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statement of Earnings.  The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the years ended December 31, 2003 and 2002.  The fair value of these contracts, which represents the cost to settle these contracts, approximated a loss of $0.9 million at December 31, 2003.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

2004	$25,216
2005	1,801
2006	12,161
2007	8,575
2008	1,432
Thereafter	543,115
$592,300

The company participates in an accounts receivable factoring arrangement with a bank.  The company factored $220.1 million and $205.8 million in accounts receivable to the bank under this arrangement during 2003 and 2002, respectively.  According to the Senior Credit Facility, the maximum amount of accounts receivable that can be outstanding at any one time under this arrangement, net of amounts collected from customers, is $45.0 million.  The company’s contingent factoring liability, net of cash collected from customers, was $22.4 million and $19.5 million at December 31, 2003 and 2002, respectively.  The cash

Notes to Consolidated Financial Statements

flow impact of this arrangement is reported as cash flows from operations in the Consolidated Statement of Cash Flows.  Under this arrangement, the company is required to purchase from the bank the first $0.5 million and amounts greater than $1.0 million of the aggregate uncollected receivables during a 12-month period.

10.  Income Taxes

Income tax expense for continuing operations before discontinued operations and cumulative effect of accounting change is summarized below:

	2003	2002	2001
Earnings from continuing operations before income taxes:
Domestic	$795	$40,686	$55,675
Foreign	21,811	24,040	16,594
Total	$22,606	$64,726	$72,269

The provision for taxes on earnings from continuing operations for the years ended December 31, 2003, 2002 and 2001 as follows:

	2003	2002	2001
Current:
Federal	$(11,089)	$8,439	$13,842
State	380	4,383	3,948
Foreign	8,544	(2,033)	2,573
Total current	(2,165)	10,789	20,363
Deferred:
Federal and state	10,810	7,034	5,519
Foreign	(4,576)	5,479	1,993
Total deferred	6,234	12,513	7,512
Provision for taxes on earnings	$4,069	$23,302	$27,875

The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2003, 2002 and 2001 as follows:

	2003	2002	2001
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income tax (benefit)	(5.0)	0.8	2.1
Non-deductible book intangible asset amortization	(0.1)	—	4.2
Tax exempt export or FSC income	(1.8)	(0.9)	(0.9)
Taxes on foreign income which differ from the U.S. statutory rate	(9.9)	0.7	(0.2)
Accrual adjustment	0.2	0.2	(2.1)
Other items	(0.4)	0.2	0.6
Provision for taxes on earnings	18.0%	36.0%	38.7%

In 2003, the effective tax rate from continuing operations differs from the statutory rate primarily due to the impact of certain global tax planning initiatives and fixed permanent book-tax differences on significantly lower pre-tax income.  This significantly affected the effective rate on both the state income tax benefit and provision for tax on foreign income.

Notes to Consolidated Financial Statements

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations.  A summary of the deferred income tax accounts at December 31 is as follows:

	2003	2002
Current deferred assets:
Inventories	$7,099	$13,576
Accounts receivable	11,257	15,169
Product warranty reserves	11,725	11,283
Product liability reserves	5,486	14,622
Other employee-related benefits and allowances	7,972	10,876
Net operating losses carryforwards, current portion	7,128	6,778
Refundable foreign taxes	2,069	2,972
Deferred revenue, current portion	8,576	3,601
Other employee-related benefits and allowances	10,469	17,864
Future income tax benefits, current	$71,781	$96,741

Non-current deferred assets (liabilities)
Property, plant and equipment	$(40,634)	$(53,052)
Intangible assets	(1,210)	7,144
Postretirement benefits other than pensions	31,933	41,346
Deferred employee benefits	5,366	4,686
Severance benefits	5,380	1,549
Product warranty reserves	3,284	2,096
Net operating loss carryforwards	24,429	9,662
Deferred revenue	6,937	5,594
Other	564	2,681
Total non-current deferred asset	36,049	21,706
Less valuation allowance	(1,558)	(2,044)
Net future tax benefits, non-current	$34,491	$19,662

The company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States.  Accordingly, the company does not currently provide for additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries.  Undistributed earnings from continuing operations on which additional income taxes have not been provided amounted to approximately $33.3 million at December 31, 2003.  If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $11.7 million would have been necessary as of December 31, 2003.

As of December 31, 2003, the company had approximately $154.1 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire beginning 2007 through 2023.  The company previously acquired federal net operating losses of $19.4 million available to reduce federal taxable income.  The federal net operating loss carryforward expires 2016.  The company also has approximately $21.1 million of foreign net operating loss carryforwards, which are available to reduce income in certain foreign jurisdictions.  These foreign loss carryforwards generally have no expiration under current foreign local law.  The valuation allowance represents a reserve for acquired foreign operating loss carryforwards for which realization is not “more likely than not.”  The decrease in the valuation allowance represents the effect of utilization of a portion of the foreign operating loss carryforward by current year profits.  If these acquired foreign operating loss carryforwards are ultimately realized, the valuation allowance will be reversed and the benefit will reduce goodwill associated with the acquisition.  During 2003, the company reversed the valuation allowance on approximately $1.0 million of acquired foreign operating loss carryforwards and reduced goodwill accordingly.

11.  Earnings Per Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	2003	2002	2001
Basic weighted average common shares outstanding	26,575,450	25,192,562	24,269,807
Effect of dilutive securities - stock options and restricted stock	127,402	589,239	278,656
Diluted weighted average common shares outstanding	26,702,852	25,781,801	24,548,463

For the years ended December 31, 2003, 2002 and 2001, 2,019,764, 1,600,279 and 995,199, respectively, common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earning (loss) per share.

Notes to Consolidated Financial Statements

12.  Stockholders’ Equity

Authorized capitalization consists of 75 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.  Pursuant to a Rights Agreement dated August 5, 1996, each common share carries with it four-ninths of a Right to purchase additional stock.  The Rights are not currently exercisable and cannot be separated from the shares unless certain specified events occur, including the acquisition of 20% or more of the company’s common stock.  In the event a person or group actually acquires 20% or more of the common stock, or if the company is merged with an acquiring person, subject to approval by the board of directors, each full Right permits the holder to purchase one share of common stock for $100.  The Rights expire on September 18, 2006, and may be redeemed by the company for $0.01 per Right (in cash or stock) under certain circumstances.

The amount and timing of the annual dividend is determined by the board of directors at its regular Fall meeting each year.  In December 2003 and 2002, the company paid a cash dividend to shareholders of $0.28 per share of common stock.  In March 2001 and December 2001, the company paid cash dividends to shareholders of $0.075 and $0.225, respectively, per share of common stock.

Currently, the company has authorization to purchase up to 2.5 million shares of common stock at management’s discretion.  As of December 31, 2003, the company had purchased approximately 1.9 million shares at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2003 or 2002.

As discussed in Note 3, “Acquisitions,” the company issued approximately 2.2 million shares of the company’s common stock with an average market price of $32.34 per share in connection with the Grove Acquisition.  The common stock was issued from treasury stock with a per share historical cost value of $10.21.  The difference between the average market price of $32.34 per share and the treasury stock value of $10.21 per share was reflected in additional paid-in capital.  In addition, each outstanding option to purchase Grove shares was converted into an immediately exercisable option to purchase shares of the company’s common stock.  The number of shares of the company’s stock into which a Grove option was converted and the exercise price of those options was calculated based on the average closing price of the company’s common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction as defined in the merger agreement.  As a result of the conversion, the number of company shares underlying the Grove options approximated 0.1 million with an exercise price of $18.30 per share to certain Grove employees.

13.  Stock Options

Historically the company maintained two stock plans, The Manitowoc Company, Inc. 1995 Stock Plan, and The Manitowoc Company, Inc. Non-Employee Director 1999 Stock Plan, for the granting of stock options as an incentive to certain employees and to non-employee members of the board of directors.  Under these plans, stock options to acquire up to 2.5 million (employee) and 0.187 million (non-employee directors) shares of common stock, in the aggregate, may be granted under the time-vesting formula at an exercise price equal to the market price of the common stock at the date of grant.  For the 1995 Stock Plan, the options become exercisable in equal 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  For the 1999 Stock Plan, the options become exercisable in equal 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.

In addition, with the acquisition of Grove, the company inherited the Grove Investors, Inc. 2001 Stock Incentive Plan.  As discussed above, the company converted the outstanding Grove stock options under the Grove Investors, Inc. 2001 Stock Incentive plan to Manitowoc stock options at the date of acquisition.  No future stock options may be granted under this plan.  Under this plan, after the conversion of Grove stock options to Manitowoc stock options, stock options to acquire 0.1 million shares of common stock were outstanding.  These options are fully vested and expire on September 25, 2011.

Notes to Consolidated Financial Statements

During the annual shareholder meeting held on May 6, 2003, the shareholders of the company’s common stock approved the adoption of The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan (2003 Stock Plan).  The 2003 Stock Plan provides for both short-term and long-term incentive awards.  Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, or performance share awards.  The total number of shares of the company’s common stock available for awards under the 2003 Stock Plan will be 3.0 million shares subject to adjustments for stock splits, stock dividends and certain other transactions or events.  There were no awards granted under the 2003 Stock Plan as of December 31, 2003.

Stock option transactions under these plans for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	Shares 2003	Weighted Average Exercise Price 2003	Shares 2002	Weighted Average Exercise Price 2002	Shares 2001	Weighted Average Exercise Price 2001
Options outstanding, beginning of year	2,189,518	$25.04	1,273,855	$22.19	1,311,379	$21.79
Options granted	185,900	19.20	965,565	28.45	95,250	28.46
Options exchanged in Grove acquisition	—	—	113,921	18.30	—	—
Options exercised	(16,656)	25.90	(114,548)	20.02	(21,799)	13.50
Options forfeited and/or expired	(211,596)	25.60	(49,275)	29.59	(110,975)	24.50
Options outstanding, end of year	2,147,166	$24.25	2,189,518	$25.04	1,273,855	$22.19
Options exercisable, end of year	683,618	$22.47	484,965	$22.76	203,939	$22.11

The outstanding stock options at December 31, 2003, have a range of exercise prices of $9.93 to $40.39 per option.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2003:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 9.93 - $12.12	11,329	0.6	$9.93	11,329	$9.93
$ 16.16 - $20.20	827,690	7.0	19.26	388,190	19.20
$ 20.20 - $24.23	25,000	8.8	24.08	—	—
$ 24.23 - $28.27	890,954	7.8	25.30	169,599	25.45
$ 28.27 - $32.31	152,938	5.1	29.84	107,000	30.17
$ 32.31 - $36.35	237,255	8.1	34.72	7,500	33.72
$ 36.35 - $40.39	2,000	8.4	38.94	—	—
	2,147,166	7.3	$24.25	683,618	$22.47

The weighted-average fair value at date of grant for options granted during 2003, 2002 and 2001 was $16.12, $14.16 and $11.65 per option, respectively.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Notes to Consolidated Financial Statements

	2003	2002	2001
Expected life (years)	7	7	7
Risk-free interest rate	3.3%	3.5%	5.2%
Expected volatility	35.0%	34.3%	33.6%
Expected dividend yield	1.1%	1.1%	1.1%

During February 2002, the company issued a total of 24 thousand shares of restricted stock with a fair market value of $33.99 at the date of grant to certain employees.  The restricted shares are actual shares of company stock that cannot be sold or otherwise transferred during a specified vesting period from the date of issuance.  The restrictions on transfer lapse evenly over a three-year period, provided the employee continues in active service at the company during this period.  As the restrictions lapse, the employee will own the shares outright without any investment, except the payment of applicable federal, state and local withholding taxes.  At the date of grant the company recorded $0.8 million of unearned compensation in stockholders’ equity.  This amount is being recognized as compensation expense over the three year vesting period.  During 2003 and 2002, the company recognized $0.3 million and $0.2 million, respectively, of compensation expense related to the restricted stock awards.

14.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Recent estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of cost for this site are not yet final.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter.  The amounts the company has spent each year through December 31, 2003 to comply with its portion of the cleanup costs have not been material.  Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at December 31, 2003, is $0.6 million.  Based on the size of the company’s current allocation of liability at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial conditions results of operations, or cash flows.

At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, we do not expect that the ultimate costs will be expected to be material to the company.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.

As of December 31, 2003, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insured retention levels vary by business unit, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.

Notes to Consolidated Financial Statements

The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition in 2002 for cranes manufactured in the United States for occurrences from 2000 through October 2002.  As of December 31, 2003, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2003, were $31.8 million; $9.6 million reserved specifically for cases and $22.2 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2003, and 2002, the company had reserved $41.7 million and $38.5 million, respectively, for warranty claims included in Product Warranties and Other Non-Current Liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of the company’s historical experience.  Presently, there are no reliable methods to estimate the amount of any such potential changes.

We are involved in numerous lawsuits involving asbestos-related claims in which the company is one of numerous defendants.  After taking into consideration legal counsel’s evaluation of such actions, the current political environment with respect to asbestos related claims, and the liabilities accrued with respect to such matters, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the financial conditions, results of operations and cash flows of the company.

The company is also involved in various other legal actions arising in the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on its financial conditions, results of operations and cash flows.

At December 31, 2003, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $28.6 million primarily related to business in the Marine segment.

15.  Guarantees

As of December 31, 2003, the company offers certain buyback commitments and guaranteed residual values on cranes and indemnifications under its accounts receivable factoring arrangements.  Effective January 1, 2003, the company adopted the initial recognition and measurement provisions of FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Therefore, for all indemnifications or guarantees meeting the FIN No. 45 requirements of an obligation and issued by the company beginning January 1, 2003, the company is required to recognize a liability for the fair value of such obligations.  The adoption of the initial recognition and measurement provisions of FIN No. 45 did not have a material impact on the company’s financial statements.

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases.  Net proceeds received in connection with the initial transactions have been recorded as deferred revenue and are being amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at December 31, 2003 and 2002 was $75.2 million and $42.3 million, respectively.

If all buyback commitments and significant residual value guarantees outstanding were satisfied at December 31, 2003, the total cash cost to the company would be $33.1 million.  These buyback commitments expire at various time through 2009.

Notes to Consolidated Financial Statements

On May 28, 1999, the company entered into an accounts receivable factoring arrangement with a bank.  Under this arrangement, the company is required to purchase from the bank the first $0.5 million and amounts greater than $1.0 million of the aggregate uncollected receivables during a twelve-month period.  The company’s contingent factoring liability, net of cash collected from customers, was $22.4 million and $19.5 million at December 31, 2003 and 2002, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the year ended December 31, 2003:

Balance at December 31, 2002	$38,514
Accruals for warranties issued during 2003	22,901
Settlements made (in cash or in kind) during 2003	(23,759)
Grove purchase accounting adjustment	1,509
Currency translation	2,605
Balance at December 31, 2003	$41,770

16.  Plant Consolidation and Restructuring

During the first quarter of 2002, the company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations into other of its Foodservice operations.  These actions were taken in an effort to streamline the company’s cost structure and utilize available capacity.  The charge included $2.8 million to write-down the building and land, which were available for sale, to estimated fair market value less cost to sell, $0.7 million related to the write-down of certain equipment, and $0.4 million related to severance and other employee related costs.  The entire charge was paid or utilized by December 31, 2002.  During the fourth quarter of 2003, the company recorded an additional charge related to the Multiplex building and land of $0.3 million.  This charge is recorded in restructuring costs of the Consolidated Statement of Earnings for the year ended December 31, 2003.  During the first quarter of 2004, the company completed the sale of the Multiplex building and land.  The company received proceeds of $2.7 million from the sale.

During the second quarter of 2002, the company finalized the purchase accounting for the Potain acquisition, which included recording an $8.1 million liability associated with certain restructuring and integration activities.  To achieve reductions in operating costs and to integrate the operations of Potain, the company recorded an $8.1 million liability related primarily to employee severance benefits and workforce reductions.  Approximately 135 hourly and salaried positions were eliminated.  To date the company has utilized approximately $4.0 million of this liability.  The remainder of this reserve will be utilized through 2006.

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

Notes to Consolidated Financial Statements

The $4.4 million recorded in Grove’s opening balance sheet related to severance and other employee related costs for headcount reductions at various Grove facilities.  The $7.7 million charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc and Potain facilities, $2.7 million related to the write-down of certain property, plant and equipment, and $1.0 million related to lease termination costs.  In total approximately 600 hourly and salaried positions were eliminated and four facilities were consolidated into other Crane operations.  To date, the company has utilized approximately $8.7 million of the total $12.1 million reserve which includes $2.7 million non-cash write-down of property, plant and equipment, and $6.0 million of cash paid to employees for severance.

During the second quarter of 2003, the company completed certain additional integration activities related to the Grove acquisition and other restructuring activities in the Crane segment.  The integration and restructuring charges recorded during the second quarter of 2003 include the following: $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania; $4.2 million to write-down certain facilities to estimated book value less cost to sell as a result of consolidation of certain Crane segment operations; and  $0.9 million related to severance and other employee related costs for headcount reductions at the Grove facilities in Europe.  Both the $12.4 million charge for the consolidation of National Crane and the $0.9 million charge for severance and other employee related costs were recorded in the opening balance sheet of Grove.  The $4.2 million charge for the write-down of the facilities was recorded as a charge to earnings during the second quarter of 2003.  All of these actions were taken in an effort to achieve further reductions in operating costs, to integrate and consolidate certain operations and functions within the segment and to utilize available capacity.

The actions to consolidate the National Crane facility with the Grove facility were taken in an effort to streamline the company’s cost structure and utilize available capacity at the Grove facility.  The charge included $3.7 million related to severance and other employee related costs for workforce reductions.  Approximately 290 hourly and salaried positions were eliminated with the consolidation.  The charge also included $6.8 million to write-down the National Crane building and land to estimated fair market value less cost to sell, to prepare the facility for sale and to write-down certain machinery and equipment which will not be relocated to the Grove facility.  In addition, the company recorded reserves of $1.2 million to write-off inventory which was acquired in the Grove acquisition and will not be relocated and $0.7 million for other consolidation costs.  Of the $12.4 million recorded for the consolidation of the National Crane facility, approximately $6.2 million are non-cash-related charges.  Of the $6.2 million cash related charges, $1.6 million has been utilized as of December 31, 2003.  The cash payments are expected to be completed by the first quarter of 2004.  In addition to the $12.4 million recorded in the opening balance sheet, the company recorded a charge of $2.4 million to earnings during the year ended December 31, 2003 for consolidation costs which were expensed as incurred.  This amount is recorded in Restructuring Costs in the Consolidated Statement of Earnings.

The $4.2 million pre-tax charge was recorded by the company to write-down certain facilities to estimated fair value less cost to sell primarily as a result of the consolidation of certain Crane segment operations.  The entire $4.2 million charge is a non-cash charge.

During the second quarter of 2003, the company completed negotiations with the Works Council in Europe and recorded a $0.9 million reserve in the Grove opening balance sheet for costs related to work force reductions in its Grove facilities in Europe.  Approximately 10 salaried positions were eliminated as a result of the work force reduction.  All of this reserve has been utilized as of December 31, 2003.

On January 1, 2003, the company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 requires that a liability for certain costs associated with an exit or disposal activity be recognized when the liability is incurred.  During the year ended December 31, 2003, the company incurred approximately $3.1 million of restructuring costs related to the consolidation of its European crane facilities.  These charges have been included in Restructuring Costs in the Consolidated Statement of Earnings for the year ended December 31, 2003.

Notes to Consolidated Financial Statements

17. Employee Benefit Plans

Savings and Investment Plans The company sponsors a defined contribution savings plan that allows substantially all domestic employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specific guidelines.  The plan requires the company to match 100% of the participants’ contributions up to 3% and match an additional 50% of the participants’ contributions between 3% to a maximum of 6% of the participants’ compensation.  The company also provides retirement benefits through noncontributory deferred profit sharing plans covering substantially all employees.  Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $7.6 million, $5.6 million and $10.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Pension, Postretirement Health and Other Benefit Plans Prior to the acquisition of Marinette Marine, the company did not have any defined benefit pension plans, rather the company provided retirement benefits through noncontributory deferred profit sharing plans.  As a result of the acquisitions of Marinette Marine in 2000, Potain in 2001 and Grove in 2002, the company has assumed several pension plans and has assumed two additional postretirement health plans.  With the acquisition of Marinette Marine in 2000, the company assumed one pension plan and one postretirement plan.  The pension plan was frozen in 2001 and converted the participants to the deferred profit sharing program discussed above.  With the acquisition of Grove in 2002, the company assumed six pension plans and a postretirement plan.  During 2002, the company froze two of the Grove pension plans and converted the participants to the deferred profit sharing plan program described above.  The company also merged those two frozen Grove plans with the frozen Marinette Marine pension plan.  In addition, because of the consolidation of the National Crane facility to the Shady Grove facility in 2003, the company partially terminated the two National Crane pension plans.

As a result of the above, the company now provides certain pension, health care and death benefits for eligible retirees and their dependents.  The pension benefits are funded, while the health care and death benefits are not funded but are paid as incurred.  Eligibility for coverage is based on meeting certain years of service and retirement qualifications.  These benefits may be subject to deductibles, co-payment provisions, and other limitations.  The company has reserved the right to modify these benefits.

In the fourth quarter of 2003, the company eliminated certain future postretirement medical benefits for participating employees in the company’s postretirement medical plans.  This amendment resulted in a curtailment gain of $12.9 million being recorded by the company in the Consolidated Statement of Earnings.  See further discussion below.

The tables that follow contain the components of the periodic benefit costs for 2003, 2002 and 2001, respectively, the reconciliation of changes in the benefit obligations, the changes in plan assets and the funded status as of December 31, 2003 and 2002, the company’s asset allocation as of December 31, 2003 and 2002 for U.S. plans, the estimated 2004 contributions for U.S. plans, and the accumulated benefit obligation for all U.S. pension plans as of December 31, 2003.  Data presented in the reconciliation of the changes in benefit obligation, the changes in plan assets and the funded status of the plan titled “Acquisitions” relate to the Grove acquisition in August 2002.  Period benefit cost of assumed plans through acquisition is recognized in the Consolidated Statement of Earnings from the date of acquisition.

The components of period benefit costs for the years ended December 31, 2003, 2002 and 2001 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Health and Other
	2003	2002	2001	2003	2002	2001	2003	2002	2001
For the Years Ended December 31
Service cost- benefits earned during the year	$448	$1,026	$—	$1,274	$719	$324	$1,583	$1,037	$547
Interest cost of projected benefit obligation	6,259	3,259	787	3,356	1,581	218	5,303	3,226	1,667
Expected return on assets	(5,092)	(2,877)	(1,032)	(2,134)	(914)	(27)	—	—	—
Amortization of transition (asset) obligation	10	10	—	—	—	—	—	16	83
Amortization of prior service cost	2	2	—	—	—	—	—	—	—
Amortization of actuarial net (gain) loss	92	173	4	(39)	(49)	—	362	417	—
Net periodic benefit cost	$1,719	$1,593	$(241)	$2,457	$1,337	$515	$7,248	$4,696	$2,297
Weighted average assumptions:-
Discount rate	6.75%	7.75%	7.75%	5.75%	3.75%	N/A	6.75%	7.24%	7.25%
Expected return on plan assets	9.00%	9.00%	9.00%	5.50%	5.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	N/A	N/A	N/A	N/A

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Notes to Consolidated Financial Statements

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2003 and 2002, respectively.

	U.S. Pension Plans		Non-U.S. Pension Plans		Postretirement Health and Other
	2003	2002	2003	2002	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning of year	$94,715	$10,909	$62,598	$7,427	$78,677	$29,893
Service cost	448	1,026	1,274	719	1,583	1,037
Interest cost	6,259	3,259	3,356	1,581	5,303	3,226
Acquisitions (divestitures)	—	83,429	—	49,288	(381)	44,689
Participant contributions	—	—	129	—	1,614	1,199
Actuarial (gain) loss	7,945	(1,545)	(158)	2,155	5,903	3,724
Currency translation adjustment	—	—	7,530	2,241	—	—
Curtailments	(2,080)	—	(279)	—	(29,780)	—
Settlements	—	—	(844)	—	—	—
Benefits paid	(3,956)	(2,363)	(1,128)	(813)	(7,083)	(5,091)
Benefit obligation, end of year	103,331	94,715	72,478	62,598	55,836	78,677
Change in Plan Assets
Fair value of plan assets, beginning of year	60,915	11,406	32,574	5,660	—	—
Actual return on plan assets	11,566	(962)	3,976	(241)	—	—
Acquisitions	—	51,508	—	25,742	—	—
Employer contributions	2,138	1,326	2,389	892	5,469	3,892
Participant contributions	—	—	129	—	1,614	1,199
Currency translation adjustment	—	—	4,309	1,334	—	—
Benefits paid	(3,956)	(2,363)	(1,128)	(813)	(7,083)	(5,091)
Settlements	—	—	(844)	—	—	—
Fair value of plan assets, end of year	70,663	60,915	41,405	32,574	—	—
Funded status	(32,668)	(33,800)	(31,073)	(30,024)	(55,836)	(78,677)
Unrecognized loss	7,706	4,659	441	1,490	1,553	12,900
Unrecognized prior service cost	6	—	—	—	—	—
Unrecognized transition obligation	39	1,727	—	—	—	—
Accrued benefit cost	$(24,917)	$(27,414)	$(30,632)	$(28,534)	$(54,283)	$(65,777)
Amounts recognized in the Consolidated Balance sheet at December 31
Prepaid benefit cost	$—	$3,217	$92	$—	$—	$—
Accounts payable and accrued expenses	(7,509)	—	—	—	—	—
Pension obligation	(26,410)	(37,517)	(30,829)	(28,534)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(54,283)	(65,777)
Intangible asset, included in other non-current assets	45	56	—	—	—	—
Accumulated other comprehensive income	8,957	6,830	105	—	—	—
Net amount recognized	$(24,917)	$(27,414)	$(30,632)	$(28,534)	$(54,283)	$(65,777)
Weighted-Average Assumptions
Discount rate	6.25%	6.75%	5.25%	5.75%	6.25%	6.75%
Expected return on plan assets	8.50%	9.00%	5.25%	5.50%	N/A	N/A
Rate of compensation increase	N/A	4.00%	3.50%	3.00%	N/A	N/A

For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003.  The rate was assumed to decrease gradually to 5.0% for 2010 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts

Notes to Consolidated Financial Statements

reported for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effects:

	1 % Increase	1 % Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$493	$(433)

Effect on the health care component of the accumulated postretirement benefit obligation	$5,982	$(5,295)

It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.

During 2003 there were curtailments of the National Crane Non-bargaining Pension Plan due to the closing of the facility (this curtailment gain was recorded in purchase accounting; therefore, there is no impact on the Consolidated Statement of Earnings).  In addition there were curtailments of the Grove and Manitowoc postretirement health plan due to the elimination of post-65 medical coverage for future retirees.  Below is a summary of the curtailment gains for both plans all of which were recorded in 2003.

National Crane Pension Plan

	Before Curtailment	Effect of Curtailment	After Curtailment
Projected benefit obligation	$(8,881)	$(2,080)	$(6,801)
Plan assets at fair value	5,380	—	5,380
Funded status	(3,501)	(2,080)	(1,421)
Unamortized (gain) loss	(1,251)	—	(1,251)
	$(4,752)	$(2,080)	$(2,672)

Notes to Consolidated Financial Statements

Postretirement Health

	Before Curtailment	Effect of Curtailment	After Curtailment
Accumulated postretirement benefit obligation	$(83,646)	$29,780	$(53,866)
Plan assets at fair value	—	—	—
Funded status	(83,646)	29,780	(53,866)
Unamortized (gain) loss	16,883	(16,883)	—
	$(66,763)	$12,897	$(53,866)

The company’s postretirement benefit plans provide for prescription drug benefits.  On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” any measures of the company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Consolidated Financial Statements and accompanying notes do not reflect the effects of the Act on the plans.  Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the company to change previously reported information.

The weighted-average asset allocations of the U.S. Pension Plans at December 31, 2003 and 2002, by asset category are as follows:

	2003	2002
Small cap stocks	1.60%	10.30%
Mid cap stocks	2.30%	15.30%
Large cap stocks	45.80%	27.80%
International stocks	9.50%	5.20%
Intermediate bonds	36.90%	39.50%
Cash	3.90%	1.90%
	100.00%	100.00%

The board of directors has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all U.S. benefit plans and related trusts.  The Committee has an investment policy for the pension plan assets that establishes target assets allocations for the above listed asset classes as follows:  Small Cap Stocks 10%; Mid Cap Stocks 15%; Large Cap Stocks 25%; International Stock 10% Intermediate Bonds 40% and cash 0%.  The Committee is committed to diversification to reduce the risk of large losses.  To that end, the Committee has adopted polices requiring that each asset class will be diversified, multiple managers with differing styles of management will be employed, and equity exposure will be limited to 60% of the total portfolio value.  On a quarterly basis, the Committee reviews progress towards achieving the pension plans’ and individual managers’ performance objectives.

To develop the expected long-term rate of return on assets assumptions, the company considered the historical returns and future expectations for returns in each asset class, as well as targeted asset allocation percentages within the pension portfolio.  This resulted in the selection of 8.5% for 2003 and 2004 long-term rate of return on assets assumption.

The expected 2004 contributions for the U.S. pension plans are as follows: Minimum contribution for 2004 is $9.6 million; Discretionary contribution is $0; and Non-cash contribution is $0.  Expected company paid claims for the postretirement health and life plans are $4.2 million for the 2004 calendar year.

The accumulated benefit obligation for all of our U.S. pension plans at December 31, 2003 is as follows:

Manitowoc Merged Plan	$83,120
National Crane Bargaining Plan	4,202
National Crane Non-Bargaining Plan	6,802
Grove Supplemental Executive Retirement Plan (SERP)	3,482
Manitowoc SERP	5,725
Accumulated benefit obligation December 31, 2003	$103,331

The measurement date for all plans is December 31, 2003.

The company maintains a supplemental executive retirement plan (SERP) for certain executive officers of the company and its subsidiaries that is unfunded.  Expenses related to the plan in the amount of $1.2 million and $1.0 million were recorded in 2003 and 2002, respectively.  Amounts accrued as of December 31, 2003 and 2002 related to the plans were $4.6 million and $3.2 million, respectively.

The company has a deferred compensation plan that enables certain key employees and non-employee directors to defer a portion of their compensation or fees on a pre-tax basis.  The company matches contributions under this plan at a rate equal to an employee’s profit sharing percentage plus one percent.  Effective January 1, 2002, the company amended its deferred compensation plan to provide plan participants the ability to direct deferrals and company matching contributions into two separate investment programs, Program A and Program B.

The investment assets in Program A and B are held in two separate Deferred Compensation Plans, which restrict the company’s use and access to the funds but which are also subject to the claims of the company’s general creditors in rabbi trusts.  Program A invests solely in the company’s stock; dividends paid on the company’s stock are automatically reinvested; and all distributions must be made in company stock.  Program B offers a variety of investment options but does not include company stock as an investment option.  All distributions from Program B must be made in cash.  Participants cannot transfer assets between programs.

Program A is accounted for as a plan which does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $1.0 million at December 31, 2003 and $1.4 million at December 31, 2002.  These amounts are offset in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss).

Program B is accounted for as a plan which permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, included in other non-current assets, and obligation, included in other non-current liabilities were both $9.2 million at December 31, 2003 and $8.0 million at December 31, 2002.  The net impact on the Consolidated Statements of Earnings was $0 for both the years ended December 31, 2003 and 2002.

Notes to Consolidated Financial Statements

18. Leases

The Company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $17.8 million, $20.3 million, and $14.6 million in 2003, 2002 and 2001, respectively.  Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2003, are payable as follows:

2004	$16,087
2005	13,534
2006	11,971
2007	10,613
2008	8,965
Thereafter	21,058

19. Business Segments

The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.

The company has three reportable segments: Crane; Foodservice and Marine.

The Crane business is a global provider of engineered lift solutions which designs, manufactures and markets a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes and boom trucks.  The Crane products are marketed under the Manitowoc, Grove, Potain and National brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.

The Foodservice business is a broad-line manufacturer of “cold side” commercial foodservice products.  Foodservice designs, manufactures and markets full product lines of ice making machines, walk-in and reach-in refrigerators/freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling and institutional foodservice markets.  Foodservice products are marketed under the Manitowoc, Kolpak, SerVend, Multiplex, Harford-Duracool, McCall, Flomatic, Compact and Icetronic brand names.

The Marine business provides new construction, ship repair and maintenance services for freshwater and saltwater vessels from four shipyards on the U.S. Great Lakes.  Marine is also a provider of Great Lakes and oceangoing mid-sized commercial, research, and military vessels.  Marine serves the Great Lakes maritime market consisting of both U.S. and Canadian fleets, inland waterway operators, and ocean going vessels that transit the Great Lakes and St. Lawrence Seaway.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense and income taxes.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2003, 2002 and 2001 is as follows.  Restructuring costs separately identified in the Consolidated Statements of Earnings are included as reductions to the respective segments operating earnings for each year below.

Notes to Consolidated Financial Statements

	2003	2002	2001

Net sales from continuing operations:
Crane	$985,138	$681,040	$391,109
Foodservice	457,000	462,906	411,637
Marine	151,048	219,457	181,677
Total	$1,593,186	$1,363,403	$984,423

Operating earnings from continuing operations:
Crane	$25,093	$55,235	$62,654
Foodservice	65,927	56,749	57,942
Marine	4,750	19,934	18,924
Corporate	95,770	131,918	139,520
Amortization expense	(2,919)	(2,001)	(11,074)
Curtailment gain	12,897	—	—
Operating earnings from continuing operations	$86,538	$114,746	$116,485

Capital expenditures
Crane	$25,028	$19,116	$17,032
Foodservice	5,005	4,107	7,307
Marine	735	1,490	2,908
Corporate	1,209	8,283	1,857
Total	$31,977	$32,996	$29,104

Total assets:
Crane	$1,094,183	$1,022,771	$577,920
Foodservice	290,586	320,840	368,363
Marine	91,519	93,983	77,291
Corporate	126,293	139,529	57,238
Total	$1,602,581	$1,577,123	$1,080,812

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2003	2002	2001	2003	2002
United States	$902,486	$912,328	$751,071	$498,729	$493,869
Other North America	13,173	25,711	17,333	—	—
Europe	499,331	303,577	155,728	425,383	425,783
Asia	84,066	68,390	31,264	9,610	9,454
Middle East	59,881	18,885	6,905	—	—
Central and South America	10,883	7,410	6,468	711	853
Africa	7,906	7,291	6,180	—	—
South Pacific and Caribbean	2,989	13,275	6,872	—	—
Australia	12,471	6,536	2,602	1,136	—
Total	$1,593,186	$1,363,403	$984,423	$935,569	$929,959

Net sales from continuing operations and long-lived asset information for Europe primarily relates to France, Germany and the United Kingdom.

Notes to Consolidated Financial Statements

20. Subsidiary Guarantors of Senior Subordinated Notes due 2011

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2011, which include all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company which do not guarantee the Senior Subordinated Notes due 2011 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2003

	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$993,987	$711,866	$(112,667)	$1,593,186
Costs and expenses:
Cost of sales	—	782,060	586,564	(112,667)	1,255,957
Engineering, selling and administrative expenses	17,942	140,107	92,531	—	250,580
Amortization expense	—	682	2,237	—	2,919
Plant consolidation and restructuring costs	—	4,799	5,290	—	10,089
Curtailment gain	—	(12,897)	—	—	(12,897)
Total costs and expenses	17,942	914,751	686,622	(112,667)	1,506,648

Operating earnings (loss) from continuing operations	(17,942)	79,236	25,244	—	86,538

Interest expense	(51,287)	(2,158)	(3,490)	—	(56,935)
Management fees	22,664	(22,664)	—	—	—
Loss on debt extinguishment	(7,300)	—	—	—	(7,300)
Other income (expense) - net	38,188	(21,288)	(16,597)	—	303
Total other income (expenses) - net	2,265	(46,110)	(20,087)	—	(63,932)

Earnings (loss) from continuing operations before taxes on income (loss)	(15,677)	33,126	5,157	—	22,606

Provision (benefit) for taxable income (loss)	(3,138)	6,625	582	—	4,069
Earnings (loss) before equity in earnings of subsidiaries	(12,539)	26,501	4,575	—	18,537

Equity in earnings of subsidiaries	(16,088)	—	—	(16,088)	—
Earnings from continuing operations	3,549	26,501	4,575	(16,088)	18,537

Loss from discontinued operations, net of income taxes	—	(793)	(2,148)	—	(2,941)
Loss on sale or closure of discontinued operations, net of income taxes	—	(2,005)	(10,042)	—	(12,047)
Net earnings (loss)	$3,549	$23,703	$(7,615)	$(16,088)	$3,549

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2002

	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$984,650	$440,069	$(61,316)	$1,363,403
Costs and expenses:
Cost of sales	—	753,186	348,976	(61,316)	1,040,846
Engineering, selling and adminstrative expenses	14,171	129,967	50,063	—	194,201
Amortization expense	—	—	2,001	—	2,001
Plant consolidation and restructuring costs	—	4,901	6,708	—	11,609
Total costs and expenses	14,171	888,054	407,748	(61,316)	1,248,657

Operating earnings (loss) from continuing operations	(14,171)	96,596	32,321	—	114,746

Interest expense	(46,906)	(1,368)	(3,689)	—	(51,963)
Management fees	20,600	(21,275)	675	—	—
Other income (expense) - net	11,485	3,462	(13,004)	—	1,943
Total other expenses - net	(14,821)	(19,181)	(16,018)	—	(50,020)

Earnings (loss) from continuing operations before taxes on income (loss)	(28,992)	77,415	16,303	—	64,726

Provision (benefit) for taxes on income (loss)	(11,324)	30,237	4,389	—	23,302
Earnings (loss) before equity in earnings of subsidiaries	(17,668)	47,178	11,914	—	41,424

Equity in earnings of subsidiaries	33,966	—	—	(33,966)	—
Earnings from continuing operations	16,298	47,178	11,914	(33,966)	41,424

Earnings (loss) from discontinued operations, net of income taxes	—	2,639	(2,308)	—	331
Loss on sale or closure of discontinued operations, net of income taxes	—	(25,457)	—	—	(25,457)
Cumulative effect of accounting change, net of income taxes	(36,800)	(36,800)	—	36,800	(36,800)
Net earnings (loss)	$(20,502)	$(12,440)	$9,606	$2,834	$(20,502)

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2001

	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$817,475	$185,322	$(18,374)	$984,423
Costs and expenses:
Cost of sales	—	593,866	138,333	(18,374)	713,825
Engineering, selling and administrative expenses	11,962	106,737	24,340	—	143,039
Amortization expense	336	7,377	3,361	—	11,074
Total costs and expenses	12,298	707,980	166,034	(18,374)	867,938

Operating earnings (loss) from continuing operations	(12,298)	109,495	19,288	—	116,485

Interest expense	(26,937)	(1,661)	(8,810)	—	(37,408)
Management fees	13,803	(13,803)	—	—	—
Loss on debt extinguishment	(5,540)	—	—	—	(5,540)
Other net income (expense) - net	(1,004)	(919)	655	—	(1,268)
Total other expense - net	(19,678)	(16,383)	(8,155)	—	(44,216)

Earnings (loss) from continuing operations before taxes on income (loss)	(31,976)	93,112	11,133	—	72,269

Provision (benefit) for taxes on income (loss)	(12,159)	35,407	4,627	—	27,875
Earnings (loss) before equity in earnings of subsidiaries	(19,817)	57,705	6,506	—	44,394

Equity in earnings of subsidiaries	65,365	—	—	(65,365)	—
Earnings from continuing operations	45,548	57,705	6,506	(65,365)	44,394

Earnings (loss) from discontinued operations, net of income taxes	—	1,251	(97)	—	1,154
Net earnings	$45,548	$58,956	$6,409	$(65,365)	$45,548

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$11,816	$(100)	$33,252	$—	$44,968
Marketable securities	2,220	—	—	—	2,220
Accounts receivable-net	4,086	76,648	164,276	—	245,010
Inventories - net	—	89,103	143,774	—	232,877
Deferred income taxes	50,297	—	21,484	—	71,781
Other current assets	302	24,944	23,987	—	49,233
Total current assets	68,721	190,595	386,773	—	646,089

Property, plant and equipment - net	12,089	149,696	172,833	—	334,618
Goodwill - net	5,434	249,599	151,200	—	406,233
Other intangible assets	—	44,483	79,897	—	124,380
Deferred income taxes	12,906	—	21,585	—	34,491
Other non-current assets	26,370	8,397	22,003	—	56,770
Investment in affiliates	448,160	100,937	210,667	(759,764)	—
Total assets	$573,680	$743,707	$1,044,458	$(759,764)	$1,602,581

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,649	$202,917	$233,828	$—	$454,394
Current portion of long-term debt	2,900	—	305	—	3,205
Short-term borrowings	—	—	22,011	—	22,011
Product warranties	—	19,805	14,018	—	33,823
Product liabilities	—	29,145	2,646	—	31,791
Total current liabilities	20,549	251,867	272,808	—	545,224

Long-term debt	559,640	—	7,444	—	567,084
Pension obligations	12,467	14,309	30,463	—	57,239
Postretirement health and other benefit obligations	—	54,283	—	—	54,283
Intercompany	(332,026)	(113,823)	227,802	218,047	—
Other non-current liabilities	14,626	9,362	56,339	—	80,327
Total non-current liabilities	254,707	(35,869)	322,048	218,047	758,933
Stockholders’ equity	298,424	527,709	450,102	(977,811)	298,424
Total liabilities and stockholders’ equity	$573,680	$743,707	$1,044,958	$(759,764)	$1,602,581

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

As of December 31, 2002

	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2,650	$(1,427)	$26,812	$—	$28,035
Marketable securities	2,371	—	—	—	2,371
Account receivable-net	3,934	91,724	130,433	—	226,091
Inventories-net	—	128,327	126,891	—	255,218
Deferred income taxes	72,887	(206)	24,060	—	96,741
Other current assets	429	35,919	2,360	—	38,708
Total current assets	82,271	254,337	310,556	—	647,164

Property, plant and equipment - net	12,687	159,021	147,593	—	319,301
Goodwill-net	—	207,088	173,250	—	380,338
Other intangible assets	5,439	32,093	89,767	—	127,299
Deferred income taxes	9,931	9,517	214	—	19,662
Other non-current assets	29,201	28,817	25,341	—	83,359
Investments in affiliates	448,160	73,857	204,198	(726,215)	—
Total assets	$587,689	$764,730	$950,919	$(726,215)	$1,577,123

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$20,881	$158,818	$170,616	$—	$350,315
Current portion of long-term debt	28,419	—	4,909	—	33,328
Short-term borrowings	2,000	—	7,304	—	9,304
Product warranties	—	20,754	10,522	—	31,276
Product liabilities	—	33,525	2,650	—	36,175
Total current liabilities	51,300	213,097	196,001	—	460,398

Long-term debt	609,836	209	13,502	—	623,547
Pension obligations	10,357	27,780	27,914	—	66,051
Postretirement health and other benefit obligations	925	64,852	—	—	65,777
Intercompany	(377,767)	(219,257)	361,622	235,402	—
Other non-current liabilities	(2,077)	9,058	59,254	—	66,235
Total non-current liabilities	241,274	(117,358)	462,292	235,402	821,610
Stockholders’ equity	295,115	659,114	302,503	(961,617)	295,115
Total liabilities and stockholders’ equity	$587,689	$764,730	$950,919	$(726,215)	$1,577,123

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash flows

For the year ended December 31, 2003

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by operating activities	$9,513	$108,642	$32,708	$150,863

Cash flows from (used for) investing activities:
Capital expenditures	(1,209)	(10,949)	(19,819)	(31,977)
Proceeds from sale of properly, plant and equipment	—	1,569	12,869	14,438
Sale of marketable securities	150	—	—	150
Intercompany investment	122,267	(100,015)	(22,252)	—

Net cash provided by (used for) investing activities of continuing operations	121,208	(109,395)	(29,202)	(17,389)
Net cash provided by investing activities of discontinued operations	—	2,289	—	2,289
Net cash provided by (used for) investing activities	121,208	(107,106)	(29,202)	(15,100)

Cash flows used for financing activities:
Proceeds from senior notes	150,000	—	—	150,000
Payments on long-term debt	(256,628)	(209)	(780)	(257,617)
Payments on revolver borrowings-net	(2,000)	—	—	(2,000)
Debt issue costs	(5,599)	—	—	(5,599)
Dividends paid	(7,446)	—	—	(7,446)
Exercise of stock options	118	—	—	118
Net cash used for financing activities	(121,555)	(209)	(780)	(122,544)
Effect of exchange rate changes on cash	—	—	3,714	3,714
Net increase in cash and cash equivalents	9,166	1,327	6,440	16,933
Balance at end of year	2,650	(1,427)	26,812	28,035
Balance at beginning of year	$11,816	$(100)	$33,252	$44,968

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2002

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by (used for) operating activities	$(62,730)	$207,964	$(50,695)	$94,539

Cash flows from (used for) investing activites:
Business acquisitions	—	8,363	(7,387)	976
Capital expenditures	(8,284)	(9,707)	(15,005)	(32,996)
Proceeds from sale of properly, plant and equipment	19	(101)	16,781	16,699
Purchase of marketable securities	(220)	—	—	(220)
Intercompany investment	(60,882)	—	60,882
Net cash provided by (used for) investing activities of continuing operations	(69,367)	(1,445)	55,271	(15,541)
Net cash provided by investing activities of discontinued operations	—	11,108	—	11,108
Net cash provided by (used for) investing activities	(69,367)	9,663	55,271	(4,433)

Cash flows from (used for) financing activites:
Payments on Grove borrowings	—	(198,328)	—	(198,328)
Proceeds from senior subordinate notes	175,000	—	—	175,000
Proceeds from (payments on) long-term debt	(21,915)	(20,867)	3,502	(39,280)
Payments on revolver borrowings-net	(10,243)	—	—	(10,243)
Debt issue costs	(6,630)	—	—	(6,630)
Dividends paid	(7,432)	—	—	(7,432)
Exercises of stock options	1,511	—	—	1,511
Cash provided by (used for) financing activities	130,291	(219,195)	3,502	(85,402)
Effect of exchange rate changes on cash	—	—	(250)	(250)
Net increase (decrease) in cash and cash equivalents	(1,806)	(2,556)	8,816	4,454
Balance at beginning of year	4,456	1,129	17,996	23,581
Balance at end of year	$2,650	$(1,427)	$26,812	$28,035

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash flows

For the year ended December 31, 2001

	Parent	Guarantor	Non-guarantor	Total

Net cash provided by (used for) operating activities	$(54,029)	$9,751	$150,893	$106,615

Cash flows used for investing activies:
Business acquisitions	—	(954)	(284,579)	(285,533)
Capital expenditures	(1,857)	(13,901)	(13,346)	(29,104)
Proceeds from sale of property, plant and equipment	—	662	9,557	10,219
Purchase of marketable securities	(107)	—	—	(107)
Intercomany investing	(163,535)	—	(163,535)	—
Net cash used for investing activities of continuing operations	(165,499)	(14,193)	(124,833)	(304,525)
Net cash used for investing activities of discontinued operations	—	(157)	—	(157)
Net cash used for investing activities	(165,499)	(14,350)	(124,833)	(304,682)
Cash flows from (used for) financing activies:
Proceeds from long-term debt	345,116	—	—	345,116
Proceeds from senior subordinate notes	156,118	—	—	156,118
Payments on long-term debt	(159,632)	—	(2,257)	(161,889)
Payments on revolver borrowings - net	(75,100)	—	(3,627)	(78,727)
Payments on commercial paper - net	(24,700)	—	—	(24,700)
Debt issue costs	(21,023)	—	—	(21,023)
Dividends paid	(257)	—	(7,101)	(7,358)
Exercises of stock options	183	—	—	183
Cash provided by (used for) financing activities	220,705	—	(12,985)	207,720
Effect of exchange rate changes on cash	—	—	(55)	(55)
Net increase (decrease) in cash and cash equivalents	1,177	(4,599)	13,020	9,598
Balance at beginning of year	3,279	4,740	5,964	13,983
Balance at end of year	$4,456	$141	$18,984	$23,581

Notes to Consolidated Financial Statements

21. Subsidiary Guarantors of Senior Subordinated Notes due 2012 and Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2012 and Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company and Manitowoc Boom Trucks, Inc.  (Manitowoc Boom Trucks was sold by the company during 2002), all of which do not guarantee the Senior Subordinated Notes due 2012 and the Senior Notes due 2013 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2003

	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$993,987	$711,866	$(112,667)	$1,593,186
Costs and expenses:
Cost of sales	—	782,060	586,564	(112,667)	1,255,957
Engineering, selling and administrative expenses	17,942	140,107	92,531	—	250,580
Amortization expense	—	682	2,237	—	2,919
Plant consolidation and restructuring costs	—	4,799	5,290	—	10,089
Curtailment gain	—	(12,897)	—	—	(12,897)
Total costs and expenses	17,942	914,751	686,622	(112,667)	1,506,648

Operating earnings (loss) from continuing operations	(17,942)	79,236	25,244	—	86,538

Interest expense	(51,287)	(2,158)	(3,490)	—	(56,935)
Management fees	22,664	(22,664)	—	—	—
Loss on debt extinguishment	(7,300)	—	—	—	(7,300)
Other income (expense)-net	38,188	(21,288)	(16,597)	—	303
Total other income (expense)-net	2,265	(46,110)	(20,087)	—	(63,932)

Earnings (loss) from continuing operations before taxes on income (loss)	(15,677)	33,126	5,157	—	22,606

Provision (benefit) for taxes on income (loss)	(3,138)	6,625	582	—	4,069
Earnings (loss) before equity in earnings of subsidiaries	(12,539)	26,501	4,575	—	18,537

Equity in earnings of subsidiaries	(16,088)	—	—	(16,088)	—
Earnings from continuing operations	3,549	26,501	4,575	(16,088)	18,537

Loss from discontinued operations, net of income taxes	—	(793)	(2,148)	—	(2,941)
Loss on sale or closure of discontinued operations, net of income taxes	—	(2,005)	(10,042)	—	(12,047)
Net earnings (loss)	$3,549	$23,703	$(7,615)	$(16,088)	$3,549

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2002

	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$984,650	$440,069	$(61,316)	$1,363,403
Total costs and expenses:
Cost of sales	—	753,186	348,976	(61,316)	1,040,846
Engineering, selling and administrative expenses	14,171	129,967	50,063	—	194,201
Amortization expense	—	—	2,001	—	2,001
Plant consolidation and restructuring costs	—	4,901	6,708	—	11,609
Total costs and expenses	14,171	888,054	407,748	(61,316)	1,248,657

Operating earnings (loss) from continuing operations	(14,171)	96,596	32,321	—	114,746

Interest expense	(46,906)	(1,368)	(3,689)	—	(51,963)
Management fees	20,600	(21,275)	675	—	—
Other income (expenses) - net	11,485	3,462	(13,004)	—	1,943
Total other expense-net	(14,821)	(19,181)	(16,018)	—	(50,020)

Earnings (loss) from continuing operations before taxes on income (loss)	(28,992)	77,415	16,303	—	64,726

Provision (benefit) for taxes on income (loss)	(11,324)	30,237	4,389	—	23,302
Earnings (loss) before equity in earnings of subsidiaries	(17,668)	47,178	11,914	—	41,424

Equity in earnings of subsidiaries	33,966	—	—	(33,966)	—
Earnings from continuing operations	16,298	47,178	11,914	(33,966)	41,424

Earnings (loss) from discontinued operations, net of income taxes	—	1,816	(1,485)	—	331
Loss on sale or closure of discontinued operations, net of income taxes	—	(2,179)	(23,278)	—	(25,457)
Cumulative effect of accounting change, net of income taxes	(36,800)	(26,100)	(10,700)	36,800	(36,800)
Net earnings (loss)	$(20,502)	$20,715	$(23,549)	$2,834	$(20,502)

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2001

	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$817,475	$185,322	$(18,374)	$984,423
Costs and expenses
Cost of sales	—	593,866	138,333	(18,374)	713,825
Engineering, selling and administrative expenses	11,962	106,737	24,340	—	143,039
Amortization expense	336	7,377	3,361	—	11,074
Total costs and expenses	12,298	707,980	166,034	(18,374)	867,938

Operating earnings (loss) from continuing operations	(12,298)	109,495	19,288	—	116,485

Interest expense	(26,937)	(1,661)	(8,810)	—	(37,408)
Management fees	13,803	(13,803)	—	—	—
Loss on debt extinguishment	(5,540)	—	—	—	(5,540)
Other income (expense)-net	(1,004)	(919)	655		(1,268)
Total other expense-net	(19,678)	(16,383)	(8,155)	—	(44,216)

Earnings (loss) before equity in earnings of subsidiaries	(31,976)	93,112	11,133	—	72,269

Provision (benefit) for taxes on income (loss)	(12,159)	35,407	4,627	—	27,875
Earnings (loss) before equity in earnings of subsidiaries	(19,817)	57,705	6,506	—	44,394

Equity in earnings of subsidiaries	65,365	—	—	(65,365)	—
Earnings from continuing operations	45,548	57,705	6,506	(65,365)	44,394

Earnings (loss) from discontinued operations, net of income taxes	—	2,076	(922)	—	1,154
Net earnings	$45,548	$59,781	$5,584	$(65,365)	$45,548

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$11,816	$(100)	$33,252	$—	$44,968
Marketable securities	2,220	—	—	—	2,220
Accounts receivable - net	4,086	76,648	164,276	—	245,010
Inventories - net	—	89,103	143,774	—	232,877
Deferred income taxes	50,297	—	21,484	—	71,781
Other current assets	302	24,944	23,987	—	49,233
Total current assets	68,721	190,595	386,773	—	646,089

Property, plant and equipment - net	12,089	149,696	172,833	—	334,618
Goodwill - net	5,434	249,599	151,200	—	406,233
Other intangible assets	—	44,483	79,897	—	124,380
Deferred income taxes	12,906	—	21,585	—	34,491
Other non-current assets	26,370	8,397	22,003	—	56,770
Investments in affiliates	448,160	100,937	210,667	(759,764)	—
Total assets	$573,680	$743,707	$1,044,958	$(759,764)	$1,602,581

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,649	$202,917	$233,828	$—	$454,394
Current portion of long-term debt	2,900	—	305	—	3,205
Short-term borrowings	—	—	22,011	—	22,011
Product warranties	—	19,805	14,018	—	33,823
Product liabilities	—	29,145	2,646	—	31,791
Total current liabilities	20,549	251,867	272,808	—	545,224

Long-term debt	559,640	—	7,444	—	567,084
Pension obligations	12,467	14,309	30,463	—	57,239
Postretirement health and other benefit obligations	—	54,283	—	—	54,283
Intercompany	(332,026)	(113,823)	227,802	218,047	—
Other non-current liabilities	14,626	9,362	56,339	—	80,327
Total non-current liabilities	254,707	(35,869)	322,048	218,047	758,933
Stockholders’ equity	298,424	527,709	450,102	(977,811)	298,424
Total liabilities and stockholders’ equity	$573,680	$743,707	$1,044,958	$(759,764)	$1,602,581

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

As of December 31, 2002

	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Current assets:
Cash and cash equivalents	$2,650	$(1,427)	$26,812	$—	$28,035
Marketable securities	2,371	—	—	—	2,371
Account receivable - net	3,934	91,724	130,433	—	226,091
Inventories - net	—	128,327	126,891	—	255,218
Deferred income taxes	72,887	(206)	24,060	—	96,741
Other current assets	429	35,919	2,360	—	38,708
Total current assets	82,271	254,337	310,556	—	647,164

Property, plant and equipment - net	12,687	159,021	147,593	—	319,301
Goodwill - net	—	207,088	173,250	—	380,338
Other intangible assets	5,439	32,093	89,767	—	127,299
Deferred income taxes	9,931	9,517	214	—	19,662
Other non-current assets	29,201	28,817	25,341	—	83,359
Investments in affiliaties	448,160	73,857	204,198	(726,215)	—
Total assets	$587,689	$764,730	$950,919	$(726,215)	$1,577,123

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$20,881	$158,818	$170,616	$—	$350,315
Current portion of long-term debt	28,419	—	4,909	—	33,328
Short-term borrowings	2,000	—	7,304	—	9,304
Product warranties	—	20,754	10,522	—	31,276
Product liabilities	—	33,525	2,650	—	36,175
Total current liabilities	51,300	213,097	196,001	—	460,398

Long-term debt	609,836	209	13,502	—	623,547
Pension obligations	10,357	27,780	27,914	—	66,051
Postretirement health and other benefit obligations	925	64,852	—	—	65,777
Intercompany	(377,767)	(219,257)	361,622	235,402	—
Other non-current liabilities	(2,077)	9,058	59,254	—	66,235
Total non-current liabilities	241,274	(117,358)	462,292	235,402	821,610
Stockholders’ equity	295,115	659,114	302,503	(961,617)	295,115
Total liabilities and stockholders’ equity	$587,689	$764,730	$950,919	$(726,215)	$1,577,123

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash flows

For the year ended December 31, 2003

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by operating activities	$9,513	$108,642	$32,708	$150,863

Cash flows from (used for) investing activities:
Capital expenditures	(1,209)	(10,949)	(19,819)	(31,977)
Proceeds from sale of property, plant and equipment	—	1,569	12,869	14,438
Sale of marketable securities	150	—	—	150
Intercompany investing	122,267	(100,015)	(22,252)	—

Net cash provided by (used for) investing activities of continuing operations	121,208	(109,395)	(29,202)	(17,389)
Net cash provided by investing activities of discontinued operations	—	2,289	—	2,289
Net cash provided by (used for) investing activities	121,208	(107,106)	(29,202)	(15,100)

Cash flows used for financing activities:
Proceeds from senior notes	150,000	—	—	150,000
Payments on long-term debt	(256,628)	(209)	(780)	(257,617)
Payments on revolver borrowings-net	(2,000)	—	—	(2,000)
Debt issue costs	(5,599)	—	—	(5,599)
Dividends paid	(7,446)	—	—	(7,446)
Exercises of stock options	118	—	—	118
Net cash used for financing activities	(121,555)	(209)	(780)	(122,544)
Effect of exchange rate changes on cash	—	—	3,714	3,714
Net increase in cash and cash equivalents	9,166	1,327	6,440	16,933
Balance at beginning of year	2,650	(1,427)	26,812	28,035
Balance at end of year	$11,816	$(100)	$33,252	$44,968

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by (used for) operating activities	$(62,730)	$207,964	$(50,695)	$94,539

Cash flows from (used for) investing activites:
Business acquisitions	—	8,363	(7,387)	976
Capital expenditures	(8,284)	(9,707)	(15,005)	(32,996)
Proceeds from sale of property, plant and equipment	19	(101)	16,781	16,699
Purchase of marketable securities	(220)	—	—	(220)
Intercompany investment	(60,882)	—	60,882	—
Net cash provided by (used for) investing activities of continuing operations	(69,367)	(1,445)	55,271	(15,541)
Net cash provided by (used for) investing activities of discontinued operations	—	(75)	11,183	11,108
Net cash provided by (used for) investing activities	(69,367)	(1,520)	66,454	(4,433)

Cash flows from (used for) financing activites:
Payments on Grove borrowings	—	(198,328)	—	(198,328)
Proceeds from senior subordinate notes	175,000	—	—	175,000
Proceeds from (payments on) long-term debt	(21,915)	(20,867)	3,502	(39,280)
Payments on revolver borrowings-net	(10,243)	—	—	(10,243)
Debt issue costs	(6,630)	—	—	(6,630)
Dividends paid	(7,432)	—	—	(7,432)
Exercises of stock options	1,511	—	—	1,511
Net cash provided by (used for) financing activities	130,291	(219,195)	3,502	(85,402)
Effect of exchange rate changes on cash	—	—	(250)	(250)
Net increase (decrease) in cash and cash equivalents	(1,806)	(12,751)	19,011	4,454
Balance at beginning of year	4,456	1,129	17,996	23,581
Balance at end of year	$2,650	$(11,622)	$37,007	$28,035

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash flows

For the year ended December 31, 2001

	Parent	Guarantor	Non-guarantor	Total

Net cash provided by (used for) operating activities	$(54,029)	$10,716	$149,928	$106,615

Cash flows used for investing activies:
Business acquisitions	—	(954)	(284,579)	(285,533)
Capital expenditures	(1,857)	(13,901)	(13,346)	(29,104)
Proceeds from sale of property, plant and equipment	—	662	9,557	10,219
Purchase of marketable securities	(107)	—	—	(107)
Intercomany investment	(163,535)	—	(163,535)	—
Net cash used for investing activities of continuing operations	(165,499)	(14,193)	(124,833)	(304,525)
Net cash used for investing activities of discontinued operations	—	(134)	(23)	(157)
Net cash used for investing activities	(165,499)	(14,327)	(124,856)	(304,682)
Cash flows from (used for) financing activies:
Proceeds from long-term debt	345,116	—	—	345,116
Proceeds from senior subordinate notes	156,118	—	—	156,118
Payments on of long-term debt	(159,632)	—	(2,257)	(161,889)
Payments on revolver borrowings-net	(75,100)	—	(3,627)	(78,727)
Payments on commercial paper-net	(24,700)	—	—	(24,700)
Debt issue costs	(21,023)	—	—	(21,023)
Dividends paid	(257)	—	(7,101)	(7,358)
Exercises of stock options	183	—	—	183
Cash provided by (used for) financing activities	220,705	—	(12,985)	207,720
Effect of exchange rate changes on cash	—	—	(55)	(55)
Net increase (decrease) in cash and cash equivalents	1,177	(3,611)	12,032	9,598
Balance at beginning of year	3,279	4,740	5,964	13,983
Balance at end of year	$4,456	$1,129	$17,996	$23,581

22. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2003 and 2002 is as follows:

	2003				2002
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$365,889	$419,326	$412,079	$395,893	$272,395	$321,007	$383,975	$386,026
Gross profit	78,799	94,412	86,603	77,415	67,222	87,731	88,082	79,522
Earnings (loss) from continuing operations	1,038	5,870	8,228	3,401	6,626	20,151	14,744	(97)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(793)	(428)	(1,030)	(690)	(36)	(70)	(16)	453
Gain (loss) on sale or closure of discontinued operations, net of income taxes	290	(4,129)	—	(8,208)	—	—	—	(25,457)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(36,800)	—	—	—
Net earnings (loss)	$535	$1,313	$7,198	$(5,497)	$(30,210)	$20,081	$14,728	$(25,101)

Basic earnings (loss) per share:
Earnings from continuing operations	$0.04	$0.22	$0.31	$0.13	$0.27	$0.83	$0.58	$0.00
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(0.03)	(0.02)	(0.04)	(0.03)	—	—	—	0.02
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.01	(0.16)	—	(0.31)	—	—	—	(0.96)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(1.52)	—	—	—
Net earnings (loss)	$0.02	$0.05	$0.27	$(0.21)	$(1.25)	$0.83	$0.58	$(0.94)

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.04	$0.22	$0.31	$0.13	$0.27	$0.81	$0.57	$0.00
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(0.03)	(0.02)	(0.04)	(0.03)	—	—	—	0.02
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.01	(0.16)	—	(0.31)	—	—	—	(0.95)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(1.48)	—	—	—
Net earnings (loss)	$0.02	$0.05	$0.27	$(0.21)	$(1.22)	$0.81	$0.57	$(0.93)

Dividends per common share	$—	$—	$—	$0.28	$—	$—	$—	$0.28

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures: The company maintains disclosure controls and procedures designed to ensure that information the company must disclose in its filings with the Securities and Exchange Commision is recorded, processed, summarized and reported on a timely basis.  The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the year covered by this report (the "Evaluation Date").  Based on such evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the company required to be included in the company's periodic filings under the Exchange Act.

Internal Controls Over Financial Reporting: The company is currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes Ocly Act of 2002 for the year ended December 31, 2004.  This effort includes internal control documentation and review under the direction of senior management.  During the course of these activities, the company has identified certain internal control issues which management believes need to be improved.  These control issues are, in large part, the result of the company's increased size and complexity due to recent acquisitions.  The review has not identified any material weakness in internal control as defined by the Public Company Accounting and Oversight Board.  However, the company has made improvements to its internal controls over financial reporting as a result of its review efforts and will continure to do so.  These improvements include formalization of policies and procedures, change to employee access to computer systems, improved segregation of duties, and additional monitoring controls.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections of the 2004 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

The company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, and controller.  This code of ethics is a part of the company’s Global Ethics Policy and other policies relating to business conduct which can be viewed at the company’s website: www.Manitowoc.com.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2004 Proxy Statement captioned “Compensation of Directors,” “Executive Compensation,” “Report of the Compensation and Benefits Committee on Executive Compensation,” and “Contingent Employment Agreements.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section of the 2004 Proxy Statement captioned “Ownership of Securities” and the subsection captioned “Equity Compensation Plans.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the section of the 2004 Annual Meeting Proxy Statement captioned “Other Information—Independent Public Accountants.”

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report.

(1)  Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Auditors

(2)  Financial Statement Schedules:

Financial Statement Schedules for the years ended December 31, 2003, 2002, and 2001

Schedule	Description	Filed Herewith

II	Valuation and Qualifying Accounts	X

	Report of Independent Auditors on Financial Statement Schedule	X

All other financial statement schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable or required under rules of Regulation S-X.

(b)         Reports on Form 8-K:  The company filed the following Current Reports on Form 8-K:

•     Form 8-K dated November 3, 2003 to announce Underwriting Agreement, dated November 3, 2003, with Deutsche Bank Securities Inc., as representative of the underwriters named therein, including a copy of the Underwriting Agreement as an Exhibit.

•      Form 8-K dated November 6, 2003 to announce an Indenture, dated November 6, 2003, with BNY Midwest Trust Company in connection with the company’s 7 1/8% Senior Notes due 2013, including a copy of the Indenture as an Exhibit.

•      Form 8-K dated October 30, 2003: (i) announcing an amendment to the company’s credit facility, dated May 1, 2001, including a copy of the amendment as an Exhibit; and (ii) announcing a strike at the company’s subsidiary, Manitowoc Cranes, Inc.

•      Form 8-K dated November 21, 2003 announcing the end of the strike at the company’s wholly-owned subsidiary, Manitowoc Cranes, Inc.

(c) Exhibits:

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

The Manitowoc Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 5, 2004 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 5, 2004

THE MANITOWOC COMPANY, INC.
AND SUBSIDIARIES

Schedule II:  Valuation and Qualifying Accounts

For The Years Ended December 31, 2001, 2002, and 2003

(dollars in thousands)

	Balance at Beginning of Year	Acquisitions of Business	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year

Year Ended December 31, 2001
Allowance for doubtful accounts	$3,037	$6,433	$(816)	$(359)	$8,295
Inventory obsolesence reserve	$9,315	$8,775	$(1,064)	$(2,065)	$14,961
Deferred tax asset valuation allowance	$—	$3,951	$—	$—	$3,951

Year Ended December 31, 2002
Allowance for doubtful accounts	$8,295	$31,793	$5,147	$(2,079)	$43,156
Inventory obsolesence reserve	$14,961	$30,668	$5,668	$(7,563)	$43,734
Deferred tax asset valuation allowance	$3,951	$—	$—	$(1,907)	$2,044

Year Ended December 31, 2003
Allowance for doubtful accounts	$43,156	$2,089	$2,674	$(23,500)	$24,419
Inventory obsolesence reserve	$43,734	$459	$4,824	$(8,718)	$40,299
Deferred tax asset valuation allowance	$2,044	$(1,021)	$1,271	$(736)	$1,558

(1)  Deductions represent inventories and bad debts written - off, net of recoveries, and the effect of utilization of a portion of the foreign operating loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated:March 12, 2004
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

/s/ Timothy M. Wood
Timothy M. Wood
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry D. Growcock	March 12, 2004
Terry D. Growcock, Chairman & CEO, Director

/s/ Timothy M. Wood	March 12, 2004
Timothy M. Wood, Vice President & CFO

/s/ Gilbert F. Rankin Jr.	March 12, 2004
Gilbert F. Rankin, Jr., Director

/s/ Keith D. Nosbusch	March 12, 2004
Keith D. Nosbusch, Director

/s/ Dean H. Anderson	March 12, 2004
Dean H. Anderson, Director

/s/ Robert S. Throop	March 12, 2004
Robert S. Throop, Director

/s/ Robert C. Stift	March 12, 2004
Robert C. Stift, Director

/s/ James L. Packard	March 12, 2004
James L. Packard, Director

/s/ Daniel W. Duval	March 12, 2004
Daniel W. Duval, Director

/s/ Virgis W. Colbert	March 12, 2004
Virgis W. Colbert, Director

THE MANITOWOC COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

INDEX TO EXHIBITS

Exhibit No.	Description	Filed Herewith

3.1

Amended and Restated Articles of Incorporation, as amended on November 5, 1984 (filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 1985 and incorporated herein by reference).

3.2

Restated By-Laws (as amended through May 22, 1995) including amendment to Article II changing the date of the annual meeting (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

4.1

Rights Agreement dated August 5, 1996 between the Registrant and First Chicago Trust Company of New York (filed as Exhibit 4 to the Company’s current Report on Form 8-K filed on August 5, 1996 and incorporated herein by reference).

4.4	Articles III, V, and VIII of the Amended and Restated Articles of Incorporation (see Exhibit 3.1 above).

4.5

Credit Agreement dated as of May 9, 2001, among The Manitowoc Company, Inc., the lenders party thereto, and Bankers Trust Company, as Agent (filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated as of May 9, 2001 and incorporated herein by reference).

4.6

Amendment No. 1 to the Credit Agreement dated as of May 9, 2001 (filed as Exhibit 4.6 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

4.7

Amendment No. 2 to the Credit Agreement dated as of May 9, 2001 (filed as Exhibit 4.7 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

4.8	Amendment No. 3 to the Credit Agreement dated as of May 9, 2001 (filed as Exhibit 4 to the Company’s Report on Form 8-K dated as of July 23, 2003 and incorporated herein by reference).

4.9	Amendment No. 4 to the Credit Agreement dated as of May 9, 2001 (filed as Exhibit 4 to the Company’s Report on Form 8-K dated October 30, 2003 and incorporated herein by reference).

10.1**	The Manitowoc Company, Inc. Deferred Compensation Plan effective August 20, 1993 (the “Deferred Compensation Plan”), as amended.	X

10.2**

The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan effective July 4, 1993, as amended (filed as Exhibit 10.2 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.3(a)**

Form of Contingent Employment Agreement between the Company and the following executive officers of the Company: Terry D. Growcock, Maurice D. Jones, Thomas G. Musial, Glen E. Tellock and Timothy M. Wood (filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.3(b)**

Form of Contingent Employment Agreement between the Company and the following executive officers of the Company and certain other employees of the company: Dennis E. McCloskey and Timothy J. Kraus (filed as Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.4 **

Form of Indemnity Agreement between the Company and each of the directors, executive officers and certain other employees of the Company (filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference).

Exhibit No.	Description	Filed Herewith

10.5**

Supplemental Retirement Agreement between Fred M. Butler and the Company dated March 15, 1993 (filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1993 and incorporated herein by reference).

10.6(a)**

Supplemental Retirement Agreement between Robert K. Silva and the Company dated January 2, 1995 (filed as Exhibit 10 to the Company’s Report on Form 10-Q for the transition period ended December 31, 1994 and incorporated herein by reference).

10.6(b)**

Restatement to clarify Mr. Silva’s Supplemental Retirement Agreement dated March 31, 1997 (filed as Exhibit 10.6(b) to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

10.6(c)**

Supplemental Retirement Agreement between Terry D. Growcock, Glen E. Tellock, Tom G. Musial and Timothy J. Kraus and the Company dated May 2000 (filed as Exhibit 10(c) to the company’s Annual Report on Form 10-K dated December 31, 2000 and incorporated herein by reference).

10.7(a)*

The Manitowoc Company, Inc. 1995 Stock Plan, as amended (filed as Exhibit 10.7(a) to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.7(b)

The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan, as amended (filed as Exhibit 10.7(b) to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.7(c)

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan, as amended (filed as Exhibit 10.7(c) to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.7(d)

Grove Investors, Inc. 2001 Stock Inventive Plan (filed as Exhibit 99.1 to the company’s Registration Statement on Form S-8, filed on September 13, 2002 (Registration No. 333-99513) and incorporated herein by reference)

11	Statement regarding computation of basic and diluted earnings per share (see Note 11 to the 2003 Consolidated Financial Statements included herein).	X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X

21	Subsidiaries of The Manitowoc Company, Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP, the Company’s Independent Auditors.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

*                 Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.

**          Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.