Form 10-Q
period 2004-03-31
MANITOWOC CO INC
filed 2004-05-07
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2004, the most recent practicable date, was 26,715,751.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands, except per-share and average shares data)

	Three Months Ended March 31,
	2004	2003
Net sales	$411,826	$360,909

Costs and expenses:
Cost of sales	320,509	283,166
Engineering, selling and administrative expenses	67,992	60,915
Amortization expense	790	699
Total costs and expenses	389,291	344,780

Earnings from operations	22,535	16,129

Other expense:
Interest expense	(13,548)	(14,619)
Loss on debt extinguishment	(555)	—
Other income (expense), net	1,059	(41)
Total other expense	(13,044)	(14,660)

Earnings from continuing operations before taxes on income	9,491	1,469

Provision for taxes on income	2,753	499

Earnings from continuing operations	6,738	970
Discontinued operations:
Loss from discontinued operations, net of income taxes of $(370) and $(373), respectively	(971)	(725)
Gain on sale of discontinued operations, net of income taxes of $149	—	290
Net earnings	$5,767	$535

Basic earnings per share:
Earnings from continuing operations	$0.25	$0.04
Loss from discontinued operations, net of income taxes	(0.04)	(0.03)
Gain on sale of discontinued operations, net of income taxes	—	0.01
Net earnings	$0.22	$0.02

Diluted earnings per share:
Earnings from continuing operations	$0.25	$0.04
Loss from discontinued operations, net of income taxes	(0.04)	(0.03)
Gain on sale of discontinued operations, net of income taxes	—	0.01
Net earnings	$0.21	$0.02

Weighted average shares outstanding - basic	26,673,710	26,542,127
Weighted average shares outstanding - diluted	27,121,025	26,582,057

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003

(Unaudited)
 (In thousands, except share data)

	March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$33,069	$44,968
Marketable securities	2,229	2,220
Accounts receivable, less allowances of $26,773 and $24,419	251,432	245,010
Inventories - net	297,010	232,877
Deferred income taxes	69,800	71,781
Other current assets	55,011	49,233
Total current assets	708,551	646,089
Property, plant and equipment - net	336,719	334,618
Goodwill	406,344	406,233
Other intangible assets - net	123,590	124,380
Deferred income taxes	36,525	34,491
Other non-current assets	61,634	56,770
Total assets	$1,673,363	$1,602,581

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$505,309	$454,394
Current portion of long-term debt	3,637	3,205
Short-term borrowings	20,015	22,011
Product warranties	30,547	33,823
Product liabilities	30,234	31,791
Total current liabilities	589,742	545,224
Non-Current Liabilities:
Long-term debt, less current portion	574,805	567,084
Pension obligations	57,148	57,239
Postretirement health and other benefit obligations	54,502	54,283
Other non-current liabilities	91,203	80,327
Total non-current liabilities	777,658	758,933

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Common stock (36,746,482 shares issued, 26,715,751 and 26,572,024 shares outstanding, respectively)	367	367
Additional paid-in capital	82,679	81,297
Accumulated other comprehensive loss	(17,956)	(16,768)
Unearned compensation	(258)	(328)
Retained earnings	346,560	340,792
Treasury stock, at cost (10,030,731 and 10,174,458 shares, respectively)	(105,429)	(106,936)
Total stockholders’ equity	305,963	298,424
Total liabilities and stockholders’ equity	$1,673,363	$1,602,581

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operations:
Net earnings	$5,767	$535
Adjustments to reconcile net earnings to cash provided by (used for) operating activities of continuing operations:
Discontinued operations, net of income taxes	971	435
Depreciation	11,859	11,960
Amortization of intangible assets	790	699
Amortization of deferred financing fees	983	815
Loss on debt extinguishment	555	—
Deferred income taxes	(570)	(1,085)
Loss (gain) on sale of property, plant and equipment	2,202	(170)
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(9,939)	(726)
Inventories	(83,901)	(19,398)
Other assets	(3,078)	8,593
Accounts payable	48,987	5,426
Other liabilities	19,115	18,749
Net cash provided by (used for) operating activities of continuing operations	(6,259)	25,833
Net cash used for operating activities of discontinued operations	(2,080)	(1,025)
Net cash provided by (used for) operating activities	(8,339)	24,808

Cash Flows from Investing:
Capital expenditures	(11,481)	(4,309)
Proceeds from sale of property, plant and equipment	1,410	967
Sale (purchase) of marketable securities	(9)	119
Net cash used for investing activities of continuing operations	(10,080)	(3,223)
Net cash provided by investing activities of discontinued operations	—	6,989
Net cash provided by (used for) investing activities	(10,080)	3,766

Cash Flows from Financing:
Payments on long-term debt	(7,907)	(21,992)
Proceeds from long-term debt	11,807	—
Payments on revolver borrowings - net	—	(1,251)
Debt issuance costs	—	(662)
Exercises of stock options	2,889	—
Net cash provided by (used for) financing	6,789	(23,905)

Effect of exchange rate changes on cash	(269)	571

Net increase (decrease) in cash and cash equivalents	(11,899)	5,240
Balance at beginning of period	44,968	28,035
Balance at end of period	$33,069	$33,275

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003

Net earnings	$5,767	$535
Other comprehensive income (loss):
Derivative instrument fair market value adjustment - net of income taxes	(825)	161
Foreign currency translation adjustments	(363)	(5,446)

Total other comprehensive loss	(1,188)	(5,285)

Comprehensive income (loss)	$4,579	$(4,750)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income (loss) for the three months ended March 31, 2004 and 2003 and the financial position at March 31, 2004.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2003.  The consolidated balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Discontinued Operations

During the first quarter of 2004, the company entered into a binding agreement to divest of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The transaction is subject to completion of definitive agreements, receipt of customary approvals and submission to Delta’s works council (See Note 16, “Subsequent Event”).  In addition, during December 2003, the company completed plans to restructure its Aerial Work Platform (AWP) businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dilingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  Once the sale of Delta is complete, the company will no longer participate in the aerial work platform market, other than providing aftermarket parts and service support.  The pending sale of Delta, closure of Liftlux and discontinuation of the U.S. Manlift production represent discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of these companies for the three months ended March 31, 2004 and 2003 have been classified as discontinued to exclude the results from continuing operations.  In addition, during 2003 the company recorded a $13.7 million pre-tax loss ($11.1 million net of taxes) for the closure of the AWP businesses.  This charge included the following: $4.9 million to write-off goodwill related to the AWP businesses (recorded in the second quarter of 2003); $3.5 million to record a reserve for the present value of future non-cancelable operating lease obligations (recorded in the fourth quarter of 2003); $3.1 million to write-down inventory to estimated realizable value (recorded in the fourth quarter of 2003); and $2.2 million for other closure costs (recorded in the fourth quarter of 2003).

The following selected financial data of the AWP businesses for the three months ended March 31, 2004 and 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There were no general corporate expenses or interest expense allocated to discontinued operations.

	Three Months Ended March 31,
	2004	2003
Net sales	$10,559	$10,909

Pretax loss from discontinued operations	$(1,167)	$(1,413)
Benefit for taxes on loss	(320)	(480)
Net loss from discontinued operations	$(847)	$(933)

During the fourth quarter of 2003 the company terminated its distributor agreement with North Central Crane & Excavator Sales Corporation (North Central Crane), a wholly-owned crane distributor.  The company entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.  The termination of North Central Crane represents a discontinued operation under SFAS No. 144, as this was the company’s only wholly-owned domestic crane distributor.  Results of this company for the three months ended March 31, 2004 and 2003 have been classified as discontinued to exclude the results from continuing operations.  During the fourth quarter of 2003 the company recorded a $1.1 million pre-tax loss ($0.9 million net of taxes), primarily for a loss on sale of inventory to the new independent third party distributor.

The following selected financial data of North Central Crane for the three months ended March 31, 2004 and 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no general corporate expenses or interest expense allocated to discontinued operations.

	Three Months Ended March 31,
	2004	2003
Net sales	$1,476	$7,433

Pretax earnings (loss) from discontinued operations	$(174)	$268
Provision (benefit) for taxes on earnings (loss)	(50)	91
Net earnings (loss) from discontinued operations	$(124)	$177

On February 14, 2003, the company finalized the sale of Femco Machine Company, Inc. (Femco), the Crane segments’ crane and excavator aftermarket replacement parts and industrial repair business, to a group of private investors led by the current Femco management and its employees.  After the Grove Investors, Inc. (Grove) acquisition, it was determined that Femco was not a core business to the Crane segment.  Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of taxes).  The disposition of Femco represents a discontinued operation under SFAS No. 144.  Results of Femco for the period from January 1, 2003 through February 14, 2003 have been classified as discontinued to exclude the results from continuing operations.

The following selected financial data of Femco for the period from January 1, 2003 through February 14, 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no activity related to Femco during the three months ended March 31, 2004.  There were no general corporate expenses or interest expense allocated to discontinued operations.

Three Months
Ended
March 31, 2003

Net sales	$2,178

Pretax earnings from discontinued operations	$47
Pretax gain on disposal	439
Provision for taxes on income	165
Net earnings from discontinued operations	$321

3. Inventories

The components of inventory at March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004	December 31, 2003
Inventories - gross:
Raw materials	$96,741	$89,851
Work-in-process	96,278	81,378
Finished goods	162,569	120,565
Total inventories - gross	355,588	291,794
Excess and obsolete inventory reserve	(39,952)	(40,299)
Net inventories at FIFO cost	315,636	251,495
Excess of FIFO costs over LIFO value	(18,626)	(18,618)
Inventories - net	$297,010	$232,877

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 90% and 88% of total inventory at March 31, 2004 and December 31, 2003, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

4. Stock-Based Compensation

The company accounts for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in earnings, as all option grants under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  The company recognized approximately $0.1 million of compensation expense related to restricted stock which was issued during 2002 for both the three months ended March 31, 2004 and 2003.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Reported net earnings	$5,767	$535
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(1,099)	(1,030)
Pro forma net earnings (loss)	$4,668	$(495)
Earnings (loss) per share:
Basic - as reported	$0.22	$0.02
Basic - pro forma	$0.18	$(0.02)
Diluted - as reported	$0.21	$0.02
Diluted - pro forma	$0.17	$(0.02)

5.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of costs for this site are not yet final.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter.  The amounts the company has spent each year through March 31, 2004 to comply with its portion of the cleanup costs have not been material.  Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at March 31, 2004 is $0.6 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect that the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of March 31, 2004, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition in 2002 for cranes manufactured in the United States for occurrences from 2000 through October 2002.  As of March 31, 2004, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at March 31, 2004, were $30.2 million; $8.1 million reserved specifically for cases and $22.1 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2004 and December 31, 2003, the company had reserved $38.5 million and $41.7 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of the company’s historical experience.  Presently, there are no reliable methods to estimate the amount of any such potential changes.

The company is involved in numerous lawsuits involving asbestos-related claims in which the company is one of numerous defendants.  After taking into consideration legal counsel’s evaluation of such actions, the current political environment with respect to asbestos related claims, and the liabilities accrued with respect to such matters, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the financial condition, results of operations, or cash flows of the company.

The company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution is not expected to have a material adverse effect on the company’s financial condition, results of operations, or cash flows.

At March 31, 2004, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $29.0 million.  The open standby letters of credit primarily related to business in the Marine segment.

6. Loss on Debt Extinguishment

During the first quarter of 2004, the company recorded a charge of $0.6 million ($0.4 million net of income taxes) related to the partial prepayment of its Term Loan B facilities.  The loss relates to the write-off of unamortized financing fees and partial unwinding of the company’s floating-to-fixed interest rate swap.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

7.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2004	2003
Basic weighted average common shares outstanding	26,673,710	26,542,127
Effect of dilutive securities - stock options and restricted stock	447,315	39,930
Diluted weighted average common shares outstanding	27,121,025	26,582,057

For the three months ended March 31, 2004 and 2003, 1,750,582 and 2,152,825, respectively, common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

8. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  Net proceeds received in connection with these initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at March 31, 2004 and December 31, 2003 was $95.7 million and $75.2 million, respectively.  The total amount of residual value guarantees given by the company at March 31, 2004 was $48.0 million.

If all buyback commitments were satisfied at March 31, 2004, the total cash cost to the company would be $54.6 million.  This amount is not reduced for amounts the company may recover from repossessing and subsequent resale of the units.

The residual value guarantees and buyback commitments expire at various times through 2009.

The company also has an accounts receivable factoring arrangement with a bank.  Under this arrangement, the company is required to repurchase from the bank the first $0.5 million and amounts greater than $1.0 million of the aggregate uncollected receivables during a twelve-month period.  The company’s contingent factoring liability, net of cash collected from customers was  $21.4 million and $22.4 million at March 31, 2004 and December 31, 2003, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the three months ended March 31, 2004.

Balance at December 31, 2003	$41,770
Accruals for warranties issued during the three months	4,493
Settlements made (in cash or in kind) during the three months	(7,340)
Currency translation	(417)
Balance at March 31, 2004	$38,506

9. Plant Consolidations and Restructuring

During the first quarter of 2002, the company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations into other of its Foodservice operations.  These actions were taken in an effort to streamline the company’s cost structure and utilize available capacity.  The charge included $2.8 million to write-down the building and land, which were held for sale, to estimated fair market value less cost to sell, $0.7 million related to the write-down of certain equipment, and $0.4 million related to severance and other employee related costs.  The entire charge was paid or utilized by December 31, 2002.  During the fourth quarter of 2003, the company recorded an additional charge related to the Multiplex building and land of $0.3 million.  This charge was recorded in plant consolidation and restructuring costs in the Consolidated Statement of Operations for the year ended December 31, 2003.  During the first quarter of 2004, the company completed the sale of the building and land.  The company received proceeds of $2.7 million from the sale.

During the second quarter of 2002, the company finalized the purchase accounting for the acquisition of Potain SA (Potain), which included recording an $8.1 million liability associated with certain restructuring and integration activities.  To achieve reductions in operating costs and to integrate the operations of Potain, the company recorded an $8.1 million liability related primarily to employee severance benefits for workforce reductions.  Approximately 135 hourly and salaried positions were eliminated.  To date the company has utilized approximately $4.0 million of this liability.  The remainder of this reserve will be utilized through 2006 based upon the underlying contractual arrangements.

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

The $4.4 million recorded in Grove’s opening balance sheet related to severance and other employee related costs for headcount reductions at various Grove facilities.  The $7.7 million charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc and Potain facilities, $2.7 million related to the write-down of certain property, plant and equipment, and $1.0 million related to lease termination costs.  In total, approximately 600 hourly and salaried positions will be eliminated and four facilities will be consolidated into other Crane operations.  To date, the company has utilized approximately $9.0 million of the total $12.1 million reserve which includes $2.7 million non-cash write-down of property, plant and equipment, and $6.3 million cash paid to employees for severance.  The remaining $3.1 million reserve is recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet and will be utilized by the company during the remainder of 2004.

During the second quarter of 2003 the company completed its plans to consolidate the National Crane Corporation (National Crane) facility located in Nebraska to the Grove facility located in Pennsylvania.  As a result, the company recorded a $12.4 million charge in the opening balance sheet of Grove.   The actions to consolidate the National Crane facility with the Grove facility were taken in an effort to streamline the company’s cost structure and utilize available capacity at the Grove facility.  The charge included $3.7 million related to severance and other employee related costs for workforce reductions.  Approximately 290 hourly and salaried positions will be eliminated with the consolidation. The charge also included $6.8 million to write-down the National Crane building and land to estimated fair market value less cost to sell, to prepare the facility for sale and to write-down certain machinery and equipment which will not be relocated to the Grove facility.  In addition, the company recorded reserves of $1.2 million to write-off inventory which was acquired in the Grove acquisition and will not be relocated and $0.7 million for other consolidation costs.  Of the $12.4 million recorded for the consolidation of the National Crane facility, approximately $6.2 million are non-cash-related charges.  Of the $6.2 million cash related charges, $3.2 million has been utilized as of March 31, 2004.  The cash payments are expected to be completed by the third quarter of 2004.  In addition to the $12.4 million recorded in the opening balance sheet, the company recorded a charge of

 $2.4 million to earnings during the year ended December 31, 2003 for consolidation costs which were expensed as incurred.  This amount was recorded in plant consolidation and restructuring costs in the Consolidated Statement of Earnings for the year ended December 31, 2003.  There were no charges related to the National Crane consolidation recorded in the Consolidated Statement of Earnings for the three months ended March 31, 2004.

10. Employee Benefit Plans

The company provides certain pension, health care and death benefits for eligible retirees and their dependents.  The pension benefits are funded, while the health care and death benefits are not funded but are paid as incurred.  Eligibility for coverage is based on meeting certain years of service and retirement qualifications.  These benefits may be subject to deductibles, co-payment provisions, and other limitations.  The company has reserved the right to modify these benefits.

The components of periodic benefit costs for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31, 2004
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$285	$221
Interest cost of projected benefit obligations	1,582	958	868
Expected return on plan assets	(1,548)	(696)	—
Amortization of transition obligations	3	—	—
Amortization of prior service costs	1	—	—
Amortization of actuarial net (gain) loss	21	(16)	18
Net periodic benefit costs	$59	$531	$1,107
Weighted average assumptions:
Discount rate	6.25%	5.25%	6.25%
Expected return on plan assets	8.50%	5.25%	N/A
Rate of compensation increase	N/A	3.50%	N/A

	Three Months Ended March 31, 2003
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
	Plans	Plans	Other Plans
Service cost - benefit earned during the period	$112	$319	$396
Interest cost on projected benefit obligations	1,565	839	1,326
Expected return on plan assets	(1,273)	(534)	—
Amortization of transition obligations	3	—	—
Amortization of prior service costs	1	—	—
Amortization of actuarial net (gain) loss	23	(10)	91
Net periodic benefit costs	$431	$614	$1,813
Weighted average assumptions:
Discount rate	6.75%	5.75%	6.75%
Expected return on plan assets	9.00%	5.50%	N/A
Rate of compensation increase	4.00%	3.00%	N/A

The company’s postretirement benefit plans provide for prescription drug benefits.  On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law.  The Act introduces a prescription drug benefit  under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In accordance with FASB Staff

Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” any measures of the company’s accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Consolidated Financial Statements and accompanying notes do not reflect the effects of the Act on the plans.  Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the company to change previously reported information.

The expected 2004 contributions for the U.S. pension plans are as follows: Minimum contribution for 2004 is $9.6 million; and discretionary contribution is $0.  Expected company paid claims for the postretirement health and life plans are $4.2 million for the 2004 calendar year.

11. Legal Settlement

During the first quarter of 2004, the company reached a settlement agreement with a third party and recorded a $2.3 million gain, net of legal and settlement costs, in other income (expense) in the Consolidated Statement of Operations.

12.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2003 and three months ended March 31, 2004 are as follows:

	Cranes and	Foodservice
	Related Products	Equipment	Marine	Total

Balance as of January 1, 2003	$147,113	$185,808	$47,417	$380,338
Grove purchase accounting, net	30,173	—	—	30,173
Manitowoc Foodservice Europe purchase accounting, net	—	678	—	678
Potain purchase accounting, net	(1,021)	—	—	(1,021)
Impairment charge AWP	(4,900)	—	—	(4,900)
Foreign currency impact	965	—	—	965
Balance as of December 31, 2003	172,330	186,486	47,417	406,233
Foreign currency impact	111	—	—	111
Balance as of March 31, 2004	$172,441	$186,486	$47,417	$406,344

During 2003 the company completed the purchase accounting related to the Grove acquisition and the company recorded $30.2 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet.  The purchase accounting adjustments related to the following:  $13.2 million to finalize the accounting for deferred income taxes, related primarily to the non-U.S. Grove operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania (see further detail in Note 9, “Plant Consolidations and Restructuring”); $2.1 million, $0.5 million and $1.5 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related headcount reductions at the Grove facilities in Europe (see further detail in Note 9, “Plant Consolidations and Restructuring”); $2.0 million of pension curtailment gain as a result of the closing of the National Crane facility located in Nebraska (reduction of goodwill); and $1.6 million for other purchase accounting related items.

During 2003 the company completed the purchase accounting related to Manitowoc Foodservice Europe S.r.l.  (f/k/a Fabbrica Apparecchiature per la Praduzione del Ghiaccio Srl).  The purchase accounting adjustments resulted in recording $0.7 million of adjustments to the April 8, 2002 opening balance sheet.

During the fourth quarter of 2003 the company reversed a valuation allowance of approximately $1.0 million of foreign operating loss carryforwards acquired in the Potain acquisition.  This reversal reduced goodwill accordingly.

During the second quarter of 2003 the company completed its annual impairment analysis of goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As a result, the company recorded a goodwill impairment charge of $4.9 million.  This charge relates to the company’s Aerial Work Platform reporting unit, a reporting unit in the company’s Crane segment.  The charge was based on current economic conditions in this reporting unit.  The fair value of this reporting unit was based on managements’ estimates of future cash flows.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill, all as a result of the Potain and Grove acquisitions, were as follows as of March 31, 2004 and December 31, 2003.

	March 31, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Trademarks and tradenames	$79,000	$—	$79,000	$79,000	$—	$79,000
Patents	24,600	(3,926)	20,674	24,600	(3,383)	21,217
Engineering drawings	8,800	(1,784)	7,016	8,800	(1,537)	7,263
Distribution network	16,900	—	16,900	16,900	—	16,900
	$129,300	$(5,710)	$123,590	$129,300	$(4,920)	$124,380

13. Recent Accounting Changes and Pronouncements

During December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements were effective immediately for the company’s domestic plans, except for estimated future benefit payments, which are effective in the second quarter of 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.  These interim-period disclosures are effective in the first quarter of 2004 (see Note 10, “Employee Benefit Plans”).

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity.  The consolidation provisions of FIN No. 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003.  The adoption of FIN No. 46 did not have an impact on the company’s Consolidated Financial Statements for the year ended December 31, 2003 for interests created after January 31, 2003 or on the company’s Consolidated Financial Statements for the three months ended March 31, 2004 for interests created before February 1, 2003.

14. Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company , which do not guarantee the Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$264,906	$189,057	$(42,137)	$411,826
Costs and expenses:
Cost of sales	—	211,548	151,098	(42,137)	320,509
Engineering, selling and administrative expense	5,271	34,311	28,410	—	67,992
Amortization expense	—	170	620	—	790
Total costs and expenses	5,271	246,029	180,128	(42,137)	389,291

Earnings (loss) from operations	(5,271)	18,877	8,929	—	22,535

Other income (expense):
Interest expense	(11,967)	(498)	(1,083)	—	(13,548)
Loss on debt extinguishment	(555)	—	—	—	(555)
Management fee income (expense)	4,809	(4,809)	—	—	—
Other income (expense), net	10,200	(3,398)	(5,743)	—	1,059
Total other income (expense)	2,487	(8,705)	(6,826)	—	(13,044)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(2,784)	10,172	2,103	—	9,491
Provision (benefit) for taxes on income	(1,083)	3,958	(122)	—	2,753
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(1,701)	6,214	2,225	—	6,738
Equity in earnings of subsidiaries	7,468	—	—	(7,468)	—
Loss from discontinued operations, net ofincome taxes	—	(588)	(383)	—	(971)
Net earnings (loss)	$5,767	$5,626	$1,842	$(7,468)	$5,767

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$235,206	$150,153	$(24,450)	$360,909
Costs and expenses:
Cost of sales	—	185,478	122,138	(24,450)	283,166
Engineering, selling and administrative expense	4,134	34,763	22,018	—	60,915
Amortization expense	—	168	531	—	699
Total costs and expenses	4,134	220,409	144,687	(24,450)	344,780

Earnings (loss) from operations	(4,134)	14,797	5,466	—	16,129

Other expense:
Interest expense	(13,204)	(668)	(747)	—	(14,619)
Management fee income (expense)	4,843	(4,843)	—	—	—
Other income (expense), net	9,297	(4,127)	(5,211)	—	(41)
Total other expense	936	(9,638)	(5,958)	—	(14,660)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(3,198)	5,159	(492)	—	1,469
Provision (benefit) for taxes on income	1,094	(1,765)	1,170	—	499
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(4,292)	6,924	(1,662)	—	970
Equity in earnings of subsidiaries	4,827	—	—	(4,827)	—
Earnings (loss) from continuing operations before discontinued operations	535	6,924	(1,662)	(4,827)	970
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(268)	(457)	—	(725)
Gain on sale of discontinued operations, net of income taxes	—	290	—	—	290
Net earnings (loss)	$535	$6,946	$(2,119)	$(4,827)	$535

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of March 31, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$8,092	$462	$24,515	$—	$33,069
Marketable securities	2,229	—	—	—	2,229
Accounts receivable - net	4,067	83,493	163,872	—	251,432
Inventories - net	—	106,036	190,974	—	297,010
Deferred income taxes	50,297	—	19,503	—	69,800
Other current assets	534	33,394	21,083	—	55,011
Total current assets	65,219	223,385	419,947	—	708,551

Property, plant and equipment - net	12,083	162,168	162,468	—	336,719
Goodwill	5,434	249,599	151,311	—	406,344
Other intangible assets - net	—	44,312	79,278	—	123,590
Deferred income taxes	16,974	—	19,551	—	36,525
Other non-current assets	42,051	15,215	4,368	—	61,634
Investment in affiliates	448,160	100,890	210,666	(759,716)	—
Total assets	$589,921	$795,569	$1,047,589	$(759,716)	$1,673,363

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$41,260	$200,267	$263,782	$—	$505,309
Current portion long-term debt	2,900	—	737	—	3,637
Short-term borrowings	—	—	20,015	—	20,015
Product warranties	—	17,432	13,115	—	30,547
Product liabilities	—	27,805	2,429	—	30,234
Total current liabilities	44,160	245,504	300,078	—	589,742

Non-Current Liabilities:
Long-term debt, less current portion	554,775	—	20,030	—	574,805
Pension obligations	2,876	23,582	30,690	—	57,148
Postretirement health and other benefit obligations	—	54,502	—	—	54,502
Intercompany	(331,858)	(101,109)	211,935	221,032	—
Other non-current liabilities	14,005	34,537	42,661	—	91,203
Total non-current liabilities	239,798	11,512	305,316	221,032	777,658

Stockholders’ equity	305,963	538,553	442,195	(980,748)	305,963

Total liabilities and stockholders’ equity	$589,921	$795,569	$1,047,589	$(759,716)	$1,673,363

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$11,816	$(100)	$33,252	$—	$44,968
Marketable securities	2,220	—	—	—	2,220
Accounts receivable - net	4,086	76,648	164,276	—	245,010
Inventories - net	—	89,103	143,774	—	232,877
Deferred income taxes	50,297	—	21,484	—	71,781
Other current assets	302	24,944	23,987	—	49,233
Total current assets	68,721	190,595	386,773	—	646,089

Property, plant and equipment - net	12,089	149,696	172,833	—	334,618
Goodwill	5,434	249,599	151,200	—	406,233
Other intangible assets - net	—	44,483	79,897	—	124,380
Deferred income taxes	12,906	—	21,585	—	34,491
Other non-current assets	26,370	8,397	22,003	—	56,770
Investment in affiliates	448,160	100,937	210,667	(759,764)	—
Total assets	$573,680	$743,707	$1,044,458	$(759,764)	$1,602,581

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$17,649	$202,917	$233,828	$—	$454,394
Current portion of long-term debt	2,900	—	305	—	3,205
Short-term borrowings	—	—	22,011	—	22,011
Product warranties	—	19,805	14,018	—	33,823
Product liabilities	—	29,145	2,646	—	31,791
Total current liabilities	20,549	251,867	272,808	—	545,224

Non-Current Liabilities:
Long-term debt, less current portion	559,640	—	7,444	—	567,084
Pension obligations	12,467	14,309	30,463	—	57,239
Postretirement health and other benefit obligations	—	54,283	—	—	54,283
Intercompany	(332,026)	(113,823)	227,802	218,047	—
Other non-current liabilities	14,626	9,362	56,339	—	80,327
Total non-current liabilities	254,707	(35,869)	322,048	218,047	758,933

Stockholders’ equity	298,424	527,709	450,102	(977,811)	298,424

Total liabilities and stockholders’ equity	$573,680	$743,707	$1,044,958	$(759,764)	$1,602,581

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2004
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$22,275	$(12,416)	$(10,730)	$(7,468)	$(8,339)

Cash Flows from Investing:
Capital expenditures	(2,153)	(5,283)	(4,045)	—	(11,481)
Proceeds from sale of property, plant and equipment	—	4	1,406	—	1,410
Purchase of marketable securities	(9)	—	—	—	(9)
Intercompany investments	(19,017)	18,257	(6,708)	7,468	—
Net cash provided by (used for) investing activities	(21,179)	12,978	(9,347)	7,468	(10,080)

Cash Flows from Financing:
Proceeds from (payments on) long-term debt	(7,709)	—	11,609	—	3,900
Exercises of stock options	2,889	—	—	—	2,889
Net cash provided by (used for) financing activities	(4,820)	—	11,609	—	6,789

Effect of exchange rate changes on cash	—	—	(269)	—	(269)

Net increase (decrease) in cash and cash equivalents	(3,724)	562	(8,737)	—	(11,899)

Balance at beginning of period	11,816	(100)	33,252	—	44,968
Balance at end of period	$8,092	$462	$24,515	$—	$33,069

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2003
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$10,527	$(7,763)	$32,088	$(10,044)	$24,808

Cash Flows from Investing:
Capital expenditures	463	(326)	(4,446)	—	(4,309)
Proceeds from sale of property, plant and equipment	—	—	967	—	967
Sale of marketable securities	119	—	—	—	119
Intercompany investments	10,343	3,884	(24,271)	10,044	—
Net cash provided by (used for) investing activities of continuing operations	10,925	3,558	(27,750)	10,044	(3,223)
Net cash provided by investing activities of discontinued operations	—	6,989	—	—	6,989
Net cash provided by (used for) investing activities	10,925	10,547	(27,750)	10,044	3,766

Cash Flows from Financing:
Proceeds from (payments on) long-term debt	(18,665)	1,082	(4,409)	—	(21,992)
Payments on revolver borrowings – net	(1,251)	—	—	—	(1,251)
Debt issuance costs	(662)	—	—	—	(662)
Net cash provided by (used for) financing activities	(20,578)	1,082	(4,409)	—	(23,905)

Effect of exchange rate changes on cash	—	—	571	—	571

Net increase in cash and cash equivalents	874	3,866	500	—	5,240

Balance at beginning of period	2,650	(1,427)	26,812	—	28,035
Balance at end of period	$3,524	$2,439	$27,312	$—	$33,275

15.  Business Segments

The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has three reportable segments: Cranes and Related Products (Crane), Foodservice Equipment (Foodservice), and Marine.  Net sales and earnings from operations by segment is summarized as follows:

	Three Months Ended March 31,
	2004	2003
Net sales:
Crane	$252,609	$220,572
Foodservice	108,024	105,037
Marine	51,193	35,300
Total net sales	$411,826	$360,909
Earning from operations:
Crane	$9,609	$7,439
Foodservice	14,076	12,227
Marine	4,121	597
Total	27,806	20,263
Corporate expense	(5,271)	(4,134)
Interest expense	(13,548)	(14,619)
Loss on debt extinguishment	(555)	—
Other income (expense), net	1,059	(41)
Earnings from continuing operations before taxes on income	$9,491	$1,469

Earnings from operations of the Crane segment includes amortization expense of $0.8 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively.

As of March 31, 2004 and December 31, 2003, the total assets by segment were as follows:

	March 31, 2004	December 31, 2003
Crane	$1,139,462	$1,094,183
Foodservice	308,398	290,586
Marine	95,931	91,519
Corporate	129,572	126,293
Total	$1,673,363	$1,602,581

16. Subsequent Event

On April 30, 2004, the company completed the sale of its Delta Manlift subsidiary to JLG Industries, Inc.  Previously the company entered into a binding offer with JLG Industries, Inc to sell Delta Manlift subject to the completion of definitive agreements, the receipt of customary approvals and receipt of Delta works council advice.  These conditions were all met and the sale was finalized on April 30, 2004.  The company received $9.0 million for the Delta Manlift subsidiary and certain other assets of its AWP businesses, which is subject to post closing adjustment.  The company is in the process of completing the closing balance sheet of Delta Manlift and expects to record a gain on sale during the second quarter of 2004 in discontinued operations in the Consolidated Statement of Operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Analysis of Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended March 31,
	2004	2003
Net sales:
Cranes and Related Products	$252,609	$220,572
Foodservice Equipment	108,024	105,037
Marine	51,193	35,300
Total	$411,826	$360,909

During the first quarter of 2004, we entered into a binding agreement to divest of our wholly-owned subsidiary, Delta Manlift SAS (Delta).  In addition, during the fourth quarter of 2003 we completed plans to close our other Aerial Work Platform businesses located in Dilingen, Germany and Shady Grove, Pennsylvania.  Also, during the fourth quarter of 2003 we terminated our distributor agreement with North Central Crane & Excavator Sales Corporation (North Central Crane), our wholly-owned crane distributor.  Finally, during the first quarter of 2003 we completed the sale of Femco Machine Company, Inc. (Femco).  We have reported the results of these operations as discontinued and have restated prior period amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior period amounts throughout this Management Discussion and Analysis have been restated to reflect the reporting of these operations as discontinued.

Consolidated net sales for the three months ended March 31, 2004 increased approximately 14.1% to $411.8 million, from $360.9 million for the same period in 2003.  All three of our segments had increased sales during the first quarter of 2004 compared to the first quarter of 2003.

Net sales from the Crane segment for the three months ended March 31, 2004 increased 14.5% to $252.6 million versus $220.6 million for the three months ended March 31, 2003.  The increased sales were driven by increased volume of tower and mobile hydraulic cranes worldwide as well as the impact of the Euro exchange rate on the first quarter of 2004 versus the first quarter of 2003.  The impact of the Euro exchange rate was approximately half of the 14.5% increase in sales during the first quarter of 2004 versus the same period of 2003.  As of March 31, 2004, total crane backlog was $335.8 million compared to $220.7 million as of December 31, 2003 and $202.1 million as of March 31, 2003.

Net sales from the Foodservice segment increased 2.8% to $108.0 million in the three months ended March 31, 2004 versus the three months ended March 31, 2003.        The foodservice industry is improving as we see improvements in some of our end markets.  Same-store sales at casual dining and quick-serve restaurants are rising.  Hotels are seeing an increase in revenues and convenience stores continue to perform well.  As a result, our customers are starting to move forward with projects that had been postponed during the recent recession.

Net sales from our Marine segment increased 45.0% in the first quarter of 2004 versus the first quarter of 2003.  Sales in the first quarter of 2003 were impacted by the 44-day strike at Marinette Marine Corporation (Marinette Marine).  The work stoppage was resolved on March 7, 2003, with a new four-year labor agreement.  In addition, we had a short but profitable repair season in the first quarter of 2004.  Between January and April of 2004, we had one of the largest fleets in our history docked at our Sturgeon Bay shipyard.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in thousands):

	Three Months Ended March 31,
	2004	2003
Earnings from operations:
Cranes and Related Products	$9,609	$7,439
Foodservice Equipment	14,076	12,227
Marine	4,121	597
General corporate expense	(5,271)	(4,134)
Total	$22,535	$16,129

The increase in operating earnings for the three months ended March 31, 2004 compared to the same period in 2003 reflects higher operating earnings in all three segments, offset slightly by higher general corporate expenses.

Consolidated gross profit for the three months ended March 31, 2004 was $91.3 million, an increase of 17.5% over the consolidated gross profit for the same period in 2003 of $77.7 million.  Gross profit margin was 22.2% and 21.5% for the three months ended March 31, 2004 and 2003, respectively.  Consolidated gross profit for the three months ended March 31, 2004 was positively impacted by the following items: (i) increased volumes in the Crane and Foodservice segments; (ii) a profitable repair season in the Marine segment; (iii) strong Euro and the effects of our integration savings offset slightly by continued weak pricing in the Crane segment; (iv) favorable product mix and cost reductions implemented in recent years in the Foodservice segment; and (v) the effect of the strike at Marinette Marine in the first quarter of 2003.

Engineering, selling and administrative expenses increased $7.1 million for the three months ended March 31, 2004 compared to the same period in 2003.  Approximately $4.0 million of this increase is the result of the exchange rate between the U.S. Dollar and the Euro during 2004 compared to 2003.  In addition, increased engineering spending in Crane and Foodservice segment for new product introductions contributed to the increase in engineering, selling and administrative expenses.  Corporate expenses increased approximately $1.1 million in the first quarter of 2004 versus the same period in 2003.  This is primarily the result of $0.5 million expense for a sales and use tax settlement and costs for compliance with the Sarbanes-Oxley Act of 2002, which were approximately $0.4 million.

For the three months ended March 31, 2004 the Crane segment reported net operating earnings of $9.6 million versus $7.4 million for the three months ended March 31, 2003, an increase of 29.2%.  As discussed above, operating earnings were positively impacted by increased volume, the Euro exchange rate and cost savings as a result of the integration savings plan.  Operating earnings were negatively impacted by weak pricing, primarily in the U.S. crawler crane market.

Operating earnings in the Foodservice segment increased 15.1% to $14.1 million during the first quarter of 2004 compared to $12.2 million for the first quarter of 2003.  The improvement in operating earnings is a result of ongoing cost improvements, improved gross margin as a result of increased volumes, offset somewhat by increased engineering spending for new product development.

The increase in the Marine segment’s operating earnings was due in large part to the Marinette Marine strike during the first quarter of 2003 and improved volume due to new contracts won in prior periods.  Operating earnings for the period ended March 31, 2004 rose to $4.1 million from $0.6 million for the same period in 2003.  The Marine segment also benefited from a strong winter repair season and a full slate of construction work in the first quarter of 2004.

Analysis of Non-Operating Income Statement Items

Interest expense decreased $1.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  This decrease is the result of lower average debt levels from one year ago, offset partially by an 80 basis point increase in the weighted average interest rate.

During the first quarter of 2004, we recorded a charge of $0.6 million ($0.4 million net of income taxes) related to the partial prepayment of our Term Loan B facilities.  The loss relates to the write-off of unamortized financing fees and partial unwinding of our floating-to-fixed interest rate swap.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

During the first quarter of 2004, we reached a settlement agreement with a third party.  We recorded a $2.3 million gain, net of legal and settlement costs, in other income (expense) in the Consolidated Statement of Operations.  Offsetting the settlement gain in other income (expense) are losses on foreign currency transactions.

The effective tax rate for the three months ended March 31, 2004 was 29% compared to 34% for the three months ended March 31, 2003.  The lower effective rate in 2004 compared to 2003 reflects the benefits of our global tax planning initiatives implemented throughout 2003.

As a result of the above, earnings from continuing operations were $9.5 million for the three months ended March 31, 2004 compared to $1.5 million for the three months ended March 31, 2003.

The loss from discontinued operations, net of income taxes, for the three months ended March 31, 2004 and 2003 reflects the operating results of our discontinued aerial work platform, North Central Crane and Femco businesses.

During the first quarter of 2004, we entered into a binding agreement to divest of Delta, to JLG Industries, Inc.  Headquartered in Tonneins, France,  Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The transaction closed on April 30, 2004.  In addition, during December 2003, we completed restructuring of our Aerial Work Platform (AWP) businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dilingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  As a result we no longer participate in the aerial work platform market, other than providing aftermarket parts and service support.  Delta,  Liftlux and U.S. Manlift represent discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of these companies for the three months ended March 31, 2004 and 2003 have been classified as discontinued operations.

During the fourth quarter of 2003 we terminated our distributor agreement with North Central Crane distributor.  We entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.  The termination of North Central Crane represents a discontinued operation under SFAS No. 144.  Results of this company for the three months ended March 31, 2004 and 2003 have been classified as discontinued operations.

On February 14, 2003, we finalized the sale of Femco, the Crane segments’ aftermarket replacement parts and industrial repair business, to a group of private investors for $7.0 million of cash, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of taxes).  The disposition of Femco represents a discontinued operation under SFAS No. 144.  Results of Femco for the period from January 1, 2003 through February 14, 2003 have been classified as discontinued operations.

Financial Condition

First Quarter of 2004

During the quarter, cash and cash equivalents decreased $11.9 million to $33.1 million at March 31, 2004.  Cash flows from continuing operations for the quarter ended March 31, 2004 were negative $6.3 million.  During the first quarter of 2004 we built inventory to accommodate the large increase in backlog for cranes and related products.  In addition, receivables increased approximately $9.9 million as a result of increased sales.  Offsetting the increase in inventory and receivables was an increase in payables of approximately $49.9 million due to purchases of inventory and timing of payments.

Capital expenditures for the quarter were $11.5 million, an increase of $7.2 million from the first quarter of 2003.  The primary reasons for the increase were spending on an ERP system in the Foodservice segment, new equipment purchases in the Marine segment and new product tooling costs.

During the first quarter of 2004, we prepaid approximately $7.9 million of our Term Loan B.

First Quarter of 2003

During the first quarter of 2003, cash and cash equivalents increased $5.2 million to $33.3 million at March 31, 2003.  Cash flows from continuing operations for the quarter ended March 31, 2003 were $25.8 million. During the first quarter of 2003 the most significant providers of cash were an increase in accounts payable and other accrued expenses and a $9.0 million tax refund, while receivables remained relatively flat compared to a $27.8 million use of cash in the first quarter of 2002.  Inventories were a $19.4 million use of cash for the first quarter of 2003.  This is primarily due to increased production within the Crane and Foodservice segments in the first quarter of each year.  These businesses typically increase activity compared to lower volumes in the fourth quarter in preparation for the higher volume second and third quarters.

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

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, and dividends. The primary sources of cash for each of these are cash flows from continuing operations and borrowings under our senior credit facility. We had $35.3 million in cash and short term investments along with $96.0 million of unused availability under the terms of the revolving credit portion of our senior credit facility at March 31, 2004.  The availability under the revolving credit portion of our senior credit facility is reduced for outstanding letters of credit of $29.0 million as of March 31, 2004.

Our debt at March 31, 2004 consisted primarily of our senior credit facility, our senior notes due 2013, our senior subordinated notes due 2011, and our senior subordinated notes due 2012.

At March 31, 2004 the senior credit facility consisted of a Term Loan B facility totaling $10.0 million.  There was no amount outstanding under the revolving credit portion of our senior credit facility at March 31, 2004.  During November 2003 we sold $150.0 million of Senior Notes due 2013 and used the proceeds for prepayment of our term loan A and partial prepayment of our term loan B facility.  As a result of partial prepayments made since we entered into the senior credit facility, the term loan B now requires quarterly principal payments of $26 thousand from December 2004 through March 2006 and $2.0 million from June 2006 through May 2007.  Substantially all of our domestic tangible and intangible assets are pledged as collateral under the senior credit facility.

Borrowings under the senior credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the senior credit facility. The weighted-average interest rate for the term loan B was 4.3% at March 31, 2004. The annual commitment fee in effect on the unused portion of our revolving credit facility at March 31, 2004 was 0.5%.

On November 6, 2003 we completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations ranking prior to our 175 million Euro of 10 3/8% Senior Subordinated Notes due 2011 ($212.2 million based on March 31, 2004 exchange rates) and $175 million of 10 ½% Senior Subordinated Notes due 2012.  Our secured senior indebtedness, including indebtedness under our Senior Credit Facility, ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year, commencing May 1, 2004.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.  In addition, we may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.

We had outstanding at March 31, 2004, 175 million Euro ($212.2 million) of 10 3/8% Senior Subordinated Notes due 2011. The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our senior debt, are equal in rank to our 10 ½% Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on these Senior Subordinated Notes is payable semiannually in May and November each year. These notes can be redeemed by us in whole or in part for a premium after May 15, 2006. In addition, we may redeem for a premium, at any time prior to May 15, 2004, up to 35% of the face amount of these Senior Subordinated Notes with the proceeds of one or more equity offerings.

We also had outstanding at March 31, 2004,  $175 million of 10 ½% Senior Subordinated Notes due 2012. The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our senior debt, are equal in rank to our 10 3/8% Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries.  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year.  These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007.  In addition, we may redeem for a premium, at any time prior to August 1, 2005, up to 35% of the face amount of these Senior Subordinated Notes due 2012 with the proceeds of one or more equity offerings.

Our senior credit facility, Senior Notes due 2013, and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the senior credit facility are more restrictive than those of the Senior Notes due 2013 are and Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, these covenants had required us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio;  consolidated senior leverage ratio; and fixed charge coverage.  These covenants also limited our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures.  The senior credit facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the senior credit facility.  We were in compliance with all covenants as of March 31, 2004, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12-month period.

Recent Accounting Changes and Pronouncements

During December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements were effective immediately for our domestic plans, except for estimated future benefit payments, which are effective in the second quarter of 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.  These interim-period disclosures are effective in the first quarter of 2004.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity.  The consolidation provisions of FIN No. 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003.  The adoption of FIN No. 46 did not have an impact on our Consolidated Financial Statements for the year ended December 31, 2003 for interests created after January 31, 2003 or on our Consolidated Financial Statements for the three months ended March 31, 2004 for interests created before February 1, 2003.

Critical Accounting Policies

Our critical accounting policies have not materially changed since the 2003 Form 10-K was filed.

Cautionary Statements About Forward-Looking Information

Statements in this report and in other company communications that are not historical facts are forward-looking statements, which are based upon our current expectations.  These statements involve risks and uncertainties that could cause actual results to differ materially from what appears within this Form 10-Q.

Forward-looking statements include descriptions of plans and objectives for future operations, and the assumptions behind those plans.  The words “anticipates,” “believes,” “intends,” “estimates,” and “expects,” or similar expressions, usually identifies forward-looking statements.  Any and all projections of future performance are forward-looking statements.

In addition to the assumptions, uncertainties, and other information referred to specifically in the forward-looking statements, a number of factors relating to each business segment could cause actual results to be significantly different from what is presented in this Form 10-Q.  Those factors include, without limitation, the following:

Cranes and Related Products – market acceptance of new and innovative products; cyclically of the construction industry; the effects of government spending on construction-related projects throughout the world; changes in world demand for our crane product offering; the replacement cycle of technologically obsolete cranes; demand for used equipment; action of competitors; and foreign exchange rate risk.

Foodservice Equipment – market acceptance of new and innovative products; demographic information affecting families and general population growth; household income; weather; consolidations within the restaurant and foodservice equipment industries; global expansion of customers; actions of competitors; the commercial ice-cube machine replacement cycle in the United States; specialty foodservice market growth; future strength of the beverage industry; and the demand for quickservice restaurant and kiosks.

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

Corporate (including factors that may affect all three segments) – changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; competitive pricing; changes in domestic and international economic and industry conditions; changes in the interest rate environment; risk associated with growth; foreign currency fluctuations; world-wide political risk; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies; anticipate changes in revenue, margins, and costs; work stoppages and labor negotiations; and the ability of our customers to obtain financing.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the 2003 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures: The company maintains disclosure controls and procedures designed to ensure that information the company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

Internal Controls Over Financial Reporting: The company is currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2004.  This effort includes internal control documentation and review under the direction of senior management.  During the course of these activities, the company has identified certain internal control issues which management believes need to be improved.  These control issues are, in large part, the result of the company’s increased size and complexity due to recent acquisitions.  The review has not identified any material weakness in internal control as defined by the Public Company Accounting and Oversight Board.  However, the company has made improvements to its internal controls over financial reporting as a result of its review efforts and will continue to do so.  These improvements include formalization of policies and procedures, changes to employee access to computer systems, improved segregation of duties, and additional monitoring controls.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

(b)         Reports on Form 8-K: The company furnished the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

•                  Form 8-K dated February 4, 2004 describing its results of operations for the three and twelve months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	The Manitowoc Company, Inc.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

/s/ Timothy M. Wood
Timothy M. Wood
Director or Governance Compliance
(Former Vice President and Chief Financial Officer)

/s/ Maurice D. Jones
Maurice D. Jones
Senior Vice President, General Counsel and Secretary

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

March 31, 2004

Exhibit No.*	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X (1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X (2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X (2)

33.3	Certification of Former CFO pursuant to 18 U.S.C Section 1350	X (2)

(1)          Filed Herewith

(2)          Furnished Herewith

Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.