Form 10-Q
period 2004-06-30
MANITOWOC CO INC
filed 2004-08-03
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2004, the most recent practicable date, was 26,739,525.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands, except per-share and average shares data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$526,212	$413,824	$938,038	$774,733
Costs and expenses:
Cost of sales	421,138	320,490	741,647	603,656
Engineering, selling and administrative expenses	69,144	65,215	137,136	126,130
Amortization expense	767	728	1,557	1,427
Restructuring and plant consolidation costs	801	4,178	801	4,178
Total costs and expenses	491,850	390,611	881,141	735,391

Earnings from operations	34,362	23,213	56,897	39,342

Other expenses:
Interest expense	(13,917)	(15,329)	(27,465)	(29,948)
Other income (expense), net	(267)	5	238	(36)
Total other expense	(14,184)	(15,324)	(27,227)	(29,984)

Earnings from continuing operations before taxes on income	20,178	7,889	29,670	9,358
Provision for taxes on income	5,407	2,300	8,159	2,799
Earnings from continuing operations	14,771	5,589	21,511	6,559

Discontinued operations:
Loss from discontinued operations, net of income taxes of $(95), $(161), $(282), and $(534)	(228)	(392)	(1,199)	(1,117)
Gain (loss) on sale or closure of discontinued operations, net of income taxes of $291, $(1,600), $108, and $(1,451)	709	(3,884)	709	(3,594)

Net earnings	$15,252	$1,313	$21,021	$1,848

Basic earnings per share:
Earnings from continuing operations	$0.55	$0.21	$0.81	$0.25
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.04)	(0.04)
Gain (loss) on sale or closure of discontinued operations, net of income	0.03	(0.15)	0.03	(0.14)
Net earnings	$0.57	$0.05	$0.79	$0.07

Diluted earnings per share:
Earnings from continuing operations	$0.54	$0.21	$0.79	$0.25
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.04)	(0.04)
Gain (loss) on sale or closure of discontinued operations, net of income	0.03	(0.15)	0.03	(0.14)
Net earnings	$0.56	$0.05	$0.77	$0.07

Weighted average shares outstanding - basic	26,727,708	26,544,501	26,697,340	26,543,320
Weighted average shares outstanding - diluted	27,196,924	26,628,261	27,147,693	26,603,182

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003

(Unaudited)
(In thousands, except share data)

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$46,951	$44,968
Marketable securities	2,225	2,220
Accounts receivable, less allowances of $28,168 and $24,419	276,660	245,010
Inventories - net	307,506	232,877
Deferred income taxes	72,057	71,781
Other current assets	44,484	49,233
Total current assets	749,883	646,089
Property, plant and equipment - net	334,013	334,618
Goodwill	406,432	406,233
Other intangible assets - net	122,823	124,380
Deferred income taxes	36,374	34,491
Other non-current assets	64,492	56,770
Total assets	$1,714,017	$1,602,581

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$519,794	$454,394
Current portion of long-term debt	3,640	3,205
Short-term borrowings	18,351	22,011
Product warranties	32,313	33,823
Product liabilities	29,399	31,791
Total current liabilities	603,497	545,224
Non-Current Liabilities:
Long-term debt, less current portion	562,732	567,084
Pension obligations	55,697	57,239
Postretirement health and other benefit obligations	54,468	54,283
Other non-current liabilities	117,818	80,327
Total non-current liabilities	790,715	758,933

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Common stock (36,746,482 shares issued, 26,739,525 and 26,572,024 shares outstanding, respectively)	367	367
Additional paid-in capital	82,925	81,297
Accumulated other comprehensive loss	(19,917)	(16,768)
Unearned compensation	(187)	(328)
Retained earnings	361,813	340,792
Treasury stock, at cost (10,006,957 and 10,174,458 shares, respectively)	(105,196)	(106,936)
Total stockholders’ equity	319,805	298,424
Total liabilities and stockholders’ equity	$1,714,017	$1,602,581

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operations:
Net earnings	$21,021	$1,848
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	490	4,711
Depreciation	25,511	23,042
Amortization of intangible assets	1,557	1,427
Amortization of deferred financing fees	1,635	2,204
Loss on debt extinguishment	555	—
Restructuring and plant consolidation costs	801	4,178
Deferred income taxes	(3,186)	(2,544)
Gain on sale of property, plant and equipment	(608)	(636)
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(43,678)	(31,566)
Inventories	(106,814)	(14,517)
Other current assets	(2,873)	1,821
Accounts payable and accrued expenses	66,258	25,107
Other liabilities	31,566	8,174
Net cash provided by (used for) operating activities of continuing operations	(7,765)	23,249
Net cash provised by (used for) operating activities of discontinued operations	(555)	787
Net cash provided by (used for) operating activities	(8,320)	24,036

Cash Flows from Investing:
Capital expenditures	(18,493)	(11,145)
Proceeds from sale of property, plant and equipment	3,588	4,974
Sale (purchase) of marketable securities	(5)	119
Net cash used for investing activities of continuing operations	(14,910)	(6,052)
Net cash provided by investing activities of discontinued operations	9,000	6,989
Net cash provided by (used for) investing activities	(5,910)	937

Cash Flows from Financing:
Payments on long-term debt	(7,814)	(26,274)
Proceeds from long-term debt	—	—
Payments on revolver borrowings - net	9,711	(2,000)
Proceeds from notes financing	11,276	—
Debt issuance costs	—	(742)
Exercises of stock options	3,368	78
Net cash provided by (used for) financing activities	16,541	(28,938)

Effect of exchange rate changes on cash	(328)	252

Net increase (decrease) in cash and cash equivalents	1,983	(3,713)
Balance at beginning of period	44,968	28,035
Balance at end of period	$46,951	$24,322

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net earnings	$15,252	$1,313	$21,021	$1,848
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	259	601	(566)	762
Foreign currency translation adjustments	(2,220)	13,063	(2,583)	7,617

Total other comprehensive income (loss)	(1,961)	13,664	(3,149)	8,379

Comprehensive income	$13,291	$14,977	$17,872	$10,227

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2004 and 2003

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three and six months ended June 30, 2004 and 2003 and the financial position at June 30, 2004.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2003.  The consolidated balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Discontinued Operations

During the second quarter of 2004, the company completed the sale of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The company received $9.0 million for Delta and certain other assets of the company’s Aerial Work Platform (AWP) businesses.  As a result the sale and additional reserves for the closures of the other AWP businesses, the company recorded a $1.0 million pre-tax gain ($0.7 million net of taxes).  This gain is recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.   Previously, during December 2003, the company completed plans to restructure its AWP businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dilingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  With the sale of Delta and the closure of the Liftlux and U.S. Manlift operations, the company will no longer participate in the aerial work platform market, other than providing aftermarket parts and service support.  The sale of Delta, closure of Liftlux and discontinuation of the U.S. Manlift production represent discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of these companies for the three and six months ended June 30, 2004 and 2003 have been classified as discontinued to exclude the results from continuing operations.  In addition, during 2003 the company recorded a $13.7 million pre-tax loss ($11.1 million net of taxes) for the closure of the AWP businesses.  This charge included the following: $4.9 million to write-off goodwill related to the AWP businesses (recorded in the second quarter of 2003); $3.5 million to record a reserve for the present value of future non-cancelable operating lease obligations (recorded in the fourth quarter of 2003); $3.1 million to write-down inventory to estimated realizable value (recorded in the fourth quarter of 2003); and $2.2 million for other closure costs (recorded in the fourth quarter of 2003).  The $4.9 million pre-tax charge ($3.5 million net of taxes) recorded in the second quarter of 2003 to write-off goodwill related to the AWP business was recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statement of Operations.

The following selected financial data of the AWP businesses for the three and six months ended June 30, 2004 and 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There were no general corporate expenses or interest expense allocated to discontinued operations for this subsidiary during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$3,850	$13,525	$14,466	$24,434

Pretax loss from discontinued operation	$(225)	$(630)	$(1,209)	$(2,043)
Pretax gain (loss) on sale or closure of discontinued operation	1,000	(4,900)	817	(4,900)
Provision (benefit) for taxes on income	224	(1,604)	(96)	(2,084)
Earnings (loss) from discontinued operation, net of income taxes	$551	$(3,926)	$(296)	$(4,859)

During the fourth quarter of 2003, the company terminated its distributor agreement with North Central Crane & Excavator Sales Corporation (North Central Crane), a wholly-owned crane distributor.  The company entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.  The termination of North Central Crane represents a discontinued operation under SFAS No. 144, as this was the company’s only wholly-owned domestic crane distributor.  Results of this subsidiary for the three and six months ended June 30, 2004 and 2003 have been classified as discontinued to exclude the results from continuing operations.  During the fourth quarter of 2003, the company recorded a $1.1 million pre-tax loss ($0.9 million net of taxes), primarily for a loss on sale of inventory to the new independent third party distributor.

The following selected financial data of North Central Crane for the three and six months ended June 30, 2004 and 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no general corporate expenses or interest expense allocated to discontinued operations for this subsidiary during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$1,085	$6,351	$2,561	$13,784

Pretax earnings (loss) from discontinued operation	$(98)	$77	$(272)	$345
Provision (benefit) for taxes on income (loss)	(28)	22	(78)	113
Earnings (loss) from discontinued operation, net of income taxes	$(70)	$55	$(194)	$232

During the second quarter of 2003, the company and Quantum Heavy Equipment, LLC (Quantum) agreed in principle to a final post-closing adjustment for the sale of Manitowoc Boom Trucks, Inc. (Manitowoc Boom Trucks).  The agreement resulted in the company paying $4.7 million to Quantum.  Payment of the final post-closing adjustment was made during the third quarter of 2003.  This payment was largely the result of the reduction in working capital of Manitowoc Boom Trucks from September 30, 2002 to December 31, 2002 for which the company already received the cash.  The agreement resulted in the company recording an additional charge for the sale of Manitowoc Boom Trucks of approximately $0.6 million ($0.4 million net of tax) during the second quarter of 2003.  This charge is recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

The following selected financial data of Manitowoc Boom Trucks for the three months ended June 30, 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no general corporate expenses or interest expense allocated to discontinued operations for this subsidiary during the periods presented.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Net sales	$—	$—

Pretax loss on sale of discontinued operation	$(584)	$(584)
Benefit for taxes on loss	(179)	(179)
Loss from sale of discontinued operation, net of income taxes	$(405)	$(405)

On February 14, 2003, the company finalized the sale of Femco Machine Company, Inc. (Femco), the Crane segments’ crane aftermarket replacement parts and industrial repair business, to a group of private investors led by Femco management and its employees.Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of taxes).  The disposition of Femco represents a discontinued operation under SFAS No. 144.  Results of Femco for the period from January 1, 2003 through February 14, 2003 have been classified as discontinued to exclude the results from continuing operations.

The following selected financial data of Femco for the period from January 1, 2003 through February 14, 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no activity related to Femco during the three months ended June 30, 2003 and the three and six months ended June 30, 2004.  There were no general corporate expenses or interest expense allocated to discontinued operations for this subsidiary for the period presented.

Six Months Ended June 30, 2003

Net sales	$2,178

Pretax earnings from discontinued operation	$47
Pretax gain on sale of discontinued operation	439
Provision for taxes on income	165
Earnings from discontinued operation, net of income taxes	$321

3. Inventories

The components of inventory at June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004	December 31, 2003
Inventories - gross:
Raw materials	$101,315	$89,851
Work-in-process	99,614	81,378
Finished goods	162,123	120,565
Total inventories - gross	363,052	291,794
Excess and obsolete inventory reserve	(36,853)	(40,299)
Net inventories at FIFO cost	326,199	251,495
Excess of FIFO costs over LIFO value	(18,693)	(18,618)
Inventories - net	$307,506	$232,877

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 90% and 88% of total inventory at June 30, 2004 and December 31, 2003, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

4. Stock-Based Compensation

The company accounts for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in earnings, as all option grants under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  For both the three and six month periods ended June 30, 2004 and 2003, the company recognized approximately $0.1 million of compensation expense related to restricted stock which was issued during 2002.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reported net earnings	$15,252	$1,313	$21,021	$1,848
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(1,224)	(1,144)	(2,357)	(2,219)
Pro forma net earnings (loss)	$14,028	$169	$18,664	$(371)
Earnings (loss) per share:
Basic - as reported	$0.57	$0.05	$0.79	$0.07
Basic - pro forma	$0.52	$0.01	$0.70	$(0.01)
Diluted - as reported	$0.56	$0.05	$0.77	$0.07
Diluted - pro forma	$0.52	$0.01	$0.69	$(0.01)

5.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Eleven of the approximatelly 150 potentially responsible parties, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of costs for this site are not yet final.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter.  The amounts the company has spent each year through June 30, 2004 to comply with its portion of the cleanup costs have not been material.  Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at June 30, 2004 is $0.6 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of June 30, 2004, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition in 2002 for cranes manufactured in the United States for occurrences from 2000 through October 2002.  As of June 30, 2004, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at June 30, 2004, were $29.4 million; $7.4 million reserved specifically for cases and $22.0 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for resolution of aggregate self-insured claims and insured claims incurred as of June 30, 2004.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At June 30, 2004 and December 31, 2003, the company had reserved $38.7 million and $41.7 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

Currently, the company is in negotiations with one of its major Marine customers due to cost overruns from change orders on a contract.  The company estimates its overruns have been approximately $10.0 million.  The company has assumed this recovery in accounting for this long-term contract as it believes that the claim will result in additional contract revenue and the amount can be reliably estimated.  If negotiations are unsuccessful, the impact on its Consolidated Statement of Operations in a future period could be material.  Unfavorable resolution will not have any effect on the company’s furture cash flows

At June 30, 2004, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $29.1 million.  The open standby letters of credit primarily related to business in the Marine segment.

6. Loss on Debt Extinguishment

During the first quarter of 2004, the company recorded a charge of $0.6 million ($0.4 million net of income taxes) related to the partial prepayment of the term loan B portion of its senior credit facility.  The loss relates to the write-off of unamortized financing fees and partial unwinding of the company’s floating-to-fixed interest rate swap.  This charge was recorded in other income (expense), net in the Consolidated Statement of Operations.

7.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	26,727,708	26,544,501	26,697,340	26,543,320
Effect of dilutive securities - stock options and restricted stock	469,216	83,760	450,353	59,862
Diluted weighted average common shares outstanding	27,196,924	26,628,261	27,147,693	26,603,182

For the three and six months ended June 30, 2004, 0.2 million of common shares issuable upon the exercise of stock options, and for the three and six months ended June 30, 2003, 1.3 million of common shares issuable upon the exercise of stock options were, anti-dilutive and were excluded from the calculation of diluted earnings per share.

8. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  Net proceeds received in connection with these initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at June 30, 2004 and December 31, 2003 was $108.9 million and $75.2 million, respectively.  The total amount of residual value guarantees given by the company and outstanding at June 30, 2004 was $50.5 million which assumes full loss against these guarantees.  If all buyback commitments were satisfied at June 30, 2004, the total cash cost to the company would be $56.8 million.  This amount is not reduced for amounts the company may recover from repossessing and subsequent resale of the units.

The residual value guarantees and buyback commitments expire at various times through 2009.

The company also has an accounts receivable factoring arrangement with a bank.  Under this arrangement, the company is required to repurchase from the bank the first $0.5 million and amounts greater than $1.0 million of the aggregate uncollected receivables during a twelve-month period.  The company’s contingent factoring liability, net of cash collected from customers was  $20.4 million and $22.4 million at June 30, 2004 and December 31, 2003, respectively.

During the second quarter of 2004, the company sold $11.3 million of its long term notes receivable to a third party financing company.  The company fully guarantees collection of the notes to the financing company.  The company has accounted for the sale of the notes as a financing of receivables and has recognized an obligation equal to the notes in other non-current liabilities in the Consolidated Balance Sheet as of June 30, 2004.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the six months ended June 30, 2004.

Balance at December 31, 2003	$41,770
Accruals for warranties issued during the six months	11,975
Settlements made (in cash or in kind) during the six months	(14,700)
Currency translation	(352)
Balance at June 30, 2004	$38,693

9. Restructuring and Plant Consolidation

On January 1, 2003, the company adopted SFAS No. 146, “ Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 requires that a liability for certain costs associated with an exit or disposal activity be recognized when the liability is incurred.  During the second quarter of 2004, the company incurred approximately $0.8 million of restructuring costs related to the consolidation of its European crane facilities under programs implemented in 2003.  These charges have been included in restructuring and plant consolidation costs in the Consolidated Statement of Operations for the three and six months ended June 30, 2004.

During the second quarter of 2003, the company recorded a charge of $4.2 million to write-down certain facilities to estimated book value less cost to sell as a result of consolidation of certain Crane segment operations.  This charge has been included in restructuring and plant consolidation costs in the Consolidated Statement of Operations for the three and six months ended June 30, 2003.

During the second quarter of 2003 the company completed its plans to consolidate the National Crane Corporation (National Crane) facility located in Nebraska to the Grove U.S. LLC facility located in Pennsylvania (Grove facility).  As a result, the company recorded a $12.4 million charge in the opening balance sheet of Grove Investors, Inc. (Grove).The actions to consolidate the National Crane facility with the Grove facility were taken in an effort to streamline the company’s cost structure and utilize available capacity at the Grove facility.  The charge included $3.7 million related to severance and other employee related costs for workforce reductions.  Approximately 290 hourly and salaried positions were eliminated with the consolidation. The charge also included $6.8 million to write-down the National Crane facility and land to estimated fair market value less cost to sell, to prepare the facility for sale and to write-down certain machinery and equipment which will not be relocated to the Grove facility.  In addition, the company recorded reserves of $1.2 million to write-off inventory which was acquired in the Grove acquisition and was not relocated, and $0.7 million for other consolidation costs.  Of the $12.4 million recorded for the consolidation of the National Crane facility, approximately $6.2 million were non-cash-related charges.  Of the $6.2 million cash related charges, $3.9 million has been utilized as of June 30, 2004.  The cash payments are expected to be completed by the third quarter of 2004.

During the first quarter of 2002, the company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations into other of its Foodservice operations.  These actions were taken in an effort to streamline the company’s cost structure and utilize available capacity.  The charge included $2.8 million to write-down the facility and land, which were held for sale, to estimated fair market value less cost to sell, $0.7 million related to the write-down of certain equipment, and $0.4 million related to severance and other employee related costs.  The entire charge was paid or utilized by December 31, 2002.  During the fourth quarter of 2003, the company recorded an additional charge related to the Multiplex facility and land of $0.3 million.  This charge was recorded in plant consolidation and restructuring costs in the Consolidated Statement of Operations for the year ended December 31, 2003.  During the first quarter of 2004, the company completed the sale of the building and land.  The company received proceeds of $2.7 million from the sale.

During the second quarter of 2002, the company finalized the purchase accounting for the acquisition of Potain SA (Potain), which included recording an $8.1 million liability associated with certain restructuring and integration activities.  To achieve reductions in operating costs and to integrate the operations of Potain, the company recorded an $8.1 million liability related primarily to employee severance benefits for workforce reductions.  Approximately 135 hourly and salaried positions were eliminated.  To date the company has utilized approximately $4.5 million of this liability.  The remainder of this reserve will be utilized through 2006 based upon the underlying contractual arrangements.

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

The $4.4 million recorded in Grove’s opening balance sheet related to severance and other employee related costs for headcount reductions at various Grove facilities.  The $7.7 million charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc and Potain facilities, $2.7 million related to the write-down of certain property, plant and equipment, and $1.0 million related to lease termination costs.  In total, approximately 600 hourly and salaried positions were eliminated and four facilities were consolidated into other Crane operations.  To date, the company has utilized approximately $9.1 million of the total $12.1 million reserve which includes $2.7 million non-cash write-down of property, plant and equipment, and $6.4 million cash paid to employees for severance.  The remaining $3.0 million reserve is recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet and will be utilized by the company during the remainder of 2004.

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

The components of periodic benefit costs for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$285	$221	$—	$569	$442
Interest cost of projected benefit obligations	1,582	958	868	3,165	1,917	1,735
Expected return on plan assets	(1,548)	(696)	—	(3,095)	(1,392)	—
Amortization of transition obligation	3	—	—	5	—	—
Amortization of prior service costs	1	—	—	1	—	—
Amortization of actuarial net (gain) loss	21	(16)	18	43	(33)	37
Net periodic benefit costs	$59	$531	$1,107	$119	$1,061	$2,214
Weighted average assumptions:
Discount rate	6.25%	5.25%	6.25%	6.25%	5.25%	6.25%
Expected return on plan assets	8.50%	5.25%	N/A	8.50%	5.25%	N/A
Rate of compensation increase	N/A	3.50%	N/A	N/A	3.50%	N/A

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$112	$319	$396	$224	$637	$792
Interest cost of projected benefit obligations	1,565	839	1,326	3,130	1,678	2,652
Expected return on plan assets	(1,273)	(534)	—	(2,546)	(1,067)	—
Amortization of transition obligation	3	—	—	5	—	—
Amortization of prior service costs	1	—	—	1	—	—
Amortization of actuarial net (gain) loss	23	(10)	91	46	(20)	181
Net periodic benefit costs	$431	$614	$1,813	$860	$1,228	$3,625
Weighted average assumptions:
Discount rate	6.75%	5.75%	6.75%	6.75%	5.75%	6.75%
Expected return on plan assets	9.00%	5.50%	N/A	9.00%	5.50%	N/A
Rate of compensation increase	4.00%	3.00%	N/A	4.00%	3.00%	N/A

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The company’s postretirement medical benefit plans provide for a prescription drug benefit. All disclosed measures of the accumulated benefit obligation or net periodic benefit cost of the company’s postretirement medical benefit plans currently do not reflect any amount associated with the subsidy because the company has not yet concluded whether the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “FSP”) was issued on May 19, 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation and also contains guidance on transition.

The expected 2004 contributions for the U.S. pension plans are as follows: minimum contribution for 2004 is $9.6 million; and discretionary contribution is $0.  The company expects to pay claims for postretirement health and other benefit plans of $4.2 million during 2004.

11. Legal Settlement

During the first quarter of 2004, the company reached a settlement agreement with a third party and recorded a $2.3 million gain, net of legal and settlement costs, in other income (expense) in the Consolidated Statement of Operations.

12.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2003 and six months ended June 30, 2004 are as follows:

	Cranes and Related Products	Foodservice Equipment	Marine	Total

Balance as of January 1, 2003	$147,113	$185,808	$47,417	$380,338
Grove purchase accounting, net	30,173	—	—	30,173
Manitowoc Foodservice Europe purchase accounting, net	—	678	—	678
Potain purchase accounting, net	(1,021)	—	—	(1,021)
Impairment charge AWP	(4,900)	—	—	(4,900)
Foreign currency impact	965	—	—	965
Balance as of December 31, 2003	172,330	186,486	47,417	406,233
Foreign currency impact	199	—	—	199
Balance as of June 30, 2004	$172,529	$186,486	$47,417	$406,432

During 2003, the company completed the purchase accounting related to the Grove acquisition and the company recorded $30.2 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet.  The purchase accounting adjustments related to the following:  $13.2 million to finalize the accounting for deferred income taxes, related primarily to the non-U.S. Grove operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania (see further detail in Note 9, “Plant Consolidations and Restructuring”); $2.1 million, $0.5 million and $1.5 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related headcount reductions at the facilities of Grove facilities in Europe (see further detail in Note 9, “Restructuring and Plant Consolidations”); $2.0 million of pension curtailment gain as a result of the closing of the National Crane facility located in Nebraska (reduction of goodwill); and $1.6 million for other purchase accounting related items.

During 2003, the company completed the purchase accounting related to Manitowoc Foodservice Europe S.r.l.  (f/k/a Fabbrica Apparecchiature per la Praduzione del Ghiaccio Srl).  The purchase accounting adjustments resulted in recording $0.7 million of additional reserves to the April 8, 2002 opening balance sheet.

During the fourth quarter of 2003, the company reversed a valuation allowance of approximately $1.0 million of foreign operating loss carryforwards acquired in the Potain acquisition.  This reversal reduced goodwill accordingly.

During the second quarter of 2003, the company completed its annual impairment analysis of goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As a result, the company recorded a goodwill impairment charge of $4.9 million.  This charge related to the company’s Aerial Work Platform reporting unit, a reporting unit in the company’s Crane segment.  The charge was based on economic conditions in this reporting unit at the time.  The fair value of this reporting unit was based on managements’ estimates of future cash flows.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill, all as a result of the Potain and Grove acquisitions, were as follows as of June 30, 2004 and December 31, 2003.

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$79,000	$—	$79,000	$79,000	$—	$79,000
Patents	24,600	(4,453)	20,147	24,600	(3,383)	21,217
Engineering drawings	8,800	(2,024)	6,776	8,800	(1,537)	7,263
Distribution network	16,900	—	16,900	16,900	—	16,900
	$129,300	$(6,477)	$122,823	$129,300	$(4,920)	$124,380

13. Recent Accounting Changes and Pronouncements

During December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements were effective immediately for the company’s domestic plans, except for estimated future benefit payments, which are effective in the second quarter of 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.  These interim-period disclosures were effective in the first quarter of 2004 (see Note 10, “Employee Benefit Plans”).

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity.  The consolidation provisions of FIN No. 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003.  The adoption of FIN No. 46 did not have an impact on the company’s Consolidated Financial Statements for the year ended December 31, 2003 for interests created after January 31, 2003 or on the company’s Consolidated Financial Statements for the three and months ended June 30, 2004 for interests created before February 1, 2003.

14. Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company, which do not guarantee the Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$345,182	$225,602	$(44,572)	$526,212
Costs and expenses:
Cost of sales	—	283,058	182,652	(44,572)	421,138
Engineering, selling and administrative expense	5,570	36,980	26,594	—	69,144
Amortization expense	—	170	597	—	767
Restructuring	—	81	720	—	801
Total costs and expenses	5,570	320,289	210,563	(44,572)	491,850

Earnings (loss) from operations	(5,570)	24,893	15,039	—	34,362

Other income (expense):
Interest expense	(12,136)	(490)	(1,291)	—	(13,917)
Management fee income (expense)	4,809	(4,809)	—	—	—
Other income (expense), net	9,284	(6,276)	(3,275)	—	(267)
Total other income (expense)	1,957	(11,575)	(4,566)	—	(14,184)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(3,613)	13,318	10,473	—	20,178
Provision (benefit) for taxes on income	23	(85)	5,469	—	5,407
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(3,636)	13,403	5,004	—	14,771
Equity in earnings of subsidiaries	18,888	—	—	(18,888)	—
Earnings (loss) from continuing operations before discontinued operations	15,252	13,403	5,004	(18,888)	14,771
Discontinued operations:
Gain (loss) from discontinued operations, net of income taxes	—	(373)	145	—	(228)
Gain on sale of discontinued operations, net of income taxes	—	—	709	—	709
Net earnings (loss)	$15,252	$13,030	$5,858	$(18,888)	$15,252

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2003

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$270,326	$181,114	$(37,616)	$413,824
Costs and expenses:
Cost of sales	—	210,371	147,735	(37,616)	320,490
Engineering, selling and administrative expense	4,447	36,655	24,113	—	65,215
Amortization expense	—	167	561	—	728
Restructuring	—	2,050	2,128	—	4,178
Total costs and expenses	4,447	249,243	174,537	(37,616)	390,611

Earnings (loss) from operations	(4,447)	21,083	6,577	—	23,213

Other income (expense):
Interest expense	(13,904)	(566)	(859)	—	(15,329)
Management fee income (expense)	4,806	(4,806)	—	—	—
Other income (expense), net	6,347	(4,242)	(2,100)	—	5
Total other income (expense)	(2,751)	(9,614)	(2,959)	—	(15,324)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(7,198)	11,469	3,618	—	7,889
Provision (benefit) for taxes on income	3,512	(5,596)	4,384	—	2,300
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(10,710)	17,065	(766)	—	5,589
Equity in earnings of subsidiaries	12,023	—	—	(12,023)	—
Earnings (loss) from continuing operations before discontinued operations	1,313	17,065	(766)	(12,023)	5,589
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(170)	(222)	—	(392)
Loss on sale of discontinued operations, net of income taxes	—	(405)	(3,479)	—	(3,884)
Net earnings (loss)	$1,313	$16,490	$(4,467)	$(12,023)	$1,313

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2004

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$610,088	$414,659	$(86,709)	$938,038
Costs and expenses:
Cost of sales	—	494,606	333,750	(86,709)	741,647
Engineering, selling and administrative expense	10,841	71,291	55,004	—	137,136
Amortization expense	—	340	1,217	—	1,557
Restructuring	—	81	720	—	801
Total costs and expenses	10,841	566,318	390,691	(86,709)	881,141

Earnings (loss) from operations	(10,841)	43,770	23,968	—	56,897

Other income (expense):
Interest expense	(24,103)	(988)	(2,374)	—	(27,465)
Management fee income (expense)	9,618	(9,618)	—	—	—
Other income (expense), net	18,929	(9,674)	(9,017)	—	238
Total other income (expense)	4,444	(20,280)	(11,391)	—	(27,227)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(6,397)	23,490	12,577	—	29,670
Provision (benefit) for taxes on income	(1,060)	3,873	5,346	—	8,159
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(5,337)	19,617	7,231	—	21,511
Equity in earnings of subsidiaries	26,358	—	—	(26,358)	—
Earnings (loss) from continuing operations before discontinued operations	21,021	19,617	7,231	(26,358)	21,511
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(750)	(449)	—	(1,199)
Gain on sale of discontinued operations, net of income taxes	—	—	709	—	709
Net earnings (loss)	$21,021	$18,867	$7,491	$(26,358)	$21,021

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2003

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$505,532	$331,267	$(62,066)	$774,733
Costs and expenses:
Cost of sales	—	395,849	269,873	(62,066)	603,656
Engineering, selling and administrative expense	8,581	71,418	46,131	—	126,130
Amortization expense	—	335	1,092	—	1,427
Restructuring	—	2,050	2,128	—	4,178
Total costs and expenses	8,581	469,652	319,224	(62,066)	735,391

Earnings (loss) from operations	(8,581)	35,880	12,043	—	39,342

Other expense:
Interest expense	(27,108)	(1,234)	(1,606)	—	(29,948)
Management fee income (expense)	9,649	(9,649)	—	—	—
Other income (expense), net	15,644	(8,369)	(7,311)	—	(36)
Total other expense	(1,815)	(19,252)	(8,917)	—	(29,984)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(10,396)	16,628	3,126	—	9,358
Provision (benefit) for taxes on income	4,606	(7,361)	5,554	—	2,799
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(15,002)	23,989	(2,428)	—	6,559
Equity in earnings of subsidiaries	16,850	—	—	(16,850)	—
Earnings (loss) from continuing operations before discontinued operations	1,848	23,989	(2,428)	(16,850)	6,559
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(438)	(679)	—	(1,117)
Loss on sale of discontinued operations, net of income taxes	—	(115)	(3,479)	—	(3,594)
Net earnings (loss)	$1,848	$23,436	$(6,586)	$(16,850)	$1,848

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of June 30, 2004

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$27,154	$1,120	$18,677	$—	$46,951
Marketable securities	2,225	—	—	—	2,225
Accounts receivable - net	1,600	110,469	164,591	—	276,660
Inventories - net	—	108,959	198,547	—	307,506
Deferred income taxes	14,770	—	57,287	—	72,057
Other current assets	476	23,327	20,681	—	44,484
Total current assets	46,225	243,875	459,783	—	749,883

Property, plant and equipment - net	12,080	163,054	158,879	—	334,013
Goodwill	5,434	249,687	151,311	—	406,432
Other intangible assets - net	—	39,169	83,654	—	122,823
Deferred income taxes	35,863	—	511	—	36,374
Other non-current assets	28,177	18,244	18,071	—	64,492
Investment in affiliates	448,160	100,931	210,625	(759,716)	—
Total assets	$575,939	$814,960	$1,082,834	$(759,716)	$1,714,017

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$37,830	$221,882	$260,082	$—	$519,794
Current portion long-term debt	2,900	—	740	—	3,640
Short-term borrowings	—	—	18,351	—	18,351
Product warranties	—	18,676	13,637	—	32,313
Product liabilities	—	27,621	1,778	—	29,399
Total current liabilities	40,730	268,179	294,588	—	603,497

Non-Current Liabilities:
Long-term debt, less current portion	543,048	—	19,684	—	562,732
Pension obligations	2,864	21,904	30,929	—	55,697
Postretirement health and other benefit obligations	54,464	4	—	—	54,468
Intercompany	(391,338)	(72,639)	228,290	235,687	—
Other non-current liabilities	6,366	47,679	63,773	—	117,816
Total non-current liabilities	215,404	(3,052)	342,676	235,687	790,715

Stockholders’ equity	319,805	549,833	445,570	(995,403)	319,805

Total liabilities and stockholders’ equity	$575,939	$814,960	$1,082,834	$(759,716)	$1,714,017

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$11,816	$(100)	$33,252	$—	$44,968
Marketable securities	2,220	—	—	—	2,220
Accounts receivable - net	4,086	76,648	164,276	—	245,010
Inventories - net	—	89,103	143,774	—	232,877
Deferred income taxes	50,297	—	21,484	—	71,781
Other current assets	302	24,944	23,987	—	49,233
Total current assets	68,721	190,595	386,773	—	646,089

Property, plant and equipment - net	12,089	149,696	172,833	—	334,618
Goodwill	5,434	249,599	151,200	—	406,233
Other intangible assets - net	—	44,483	79,897	—	124,380
Deferred income taxes	12,906	—	21,585		34,491
Other non-current assets	26,370	8,397	22,003	—	56,770
Investment in affiliates	448,160	100,937	210,667	(759,764)	—
Total assets	$573,680	$743,707	$1,044,458	$(759,764)	$1,602,581

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$17,649	$202,917	$233,828	$—	$454,394
Current portion of long-term debt	2,900	—	305	—	3,205
Short-term borrowings	—	—	22,011	—	22,011
Product warranties	—	19,805	14,018	—	33,823
Product liabilities	—	29,145	2,646	—	31,791
Total current liabilities	20,549	251,867	272,808	—	545,224

Non-Current Liabilities:
Long-term debt, less current portion	559,640	—	7,444	—	567,084
Pension obligations	12,467	14,309	30,463		57,239
Postretirement health and other benefit obligations	—	54,283	—		54,283
Intercompany	(332,026)	(113,823)	227,802	218,047	—
Other non-current liabilities	14,626	9,362	56,339	—	80,327
Total non-current liabilities	254,707	(35,869)	322,048	218,047	758,933

Stockholders’ equity	298,424	527,709	450,102	(977,811)	298,424

Total liabilities and stockholders’ equity	$573,680	$743,707	$1,044,958	$(759,764)	$1,602,581

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2004

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$42,916	$4,547	$(30,134)	$(25,649)	$(8,320)

Cash Flows from Investing:
Capital expenditures	(2,524)	(10,178)	(5,791)	—	(18,493)
Proceeds from sale of property, plant and equipment	40	738	2,810	—	3,588
Purchase of marketable securities	(5)	—	—	—	(5)
Intercompany investments	(20,747)	(5,163)	261	25,649	—
Net cash provided by (used for) investing activities of continuing operations	(23,236)	(14,603)	(2,720)	25,649	(14,910)
Net cash provided by investing activities of discontinued operations	—	—	9,000	—	9,000
Net cash provided by (used for) investing activities	(23,236)	(14,603)	6,280	25,649	(5,910)

Cash Flows from Financing:
Proceeds from (payments on) long-term debt	(7,710)	—	9,607	—	1,897
Proceeds from notes financing	—	11,276	—	—	11,276
Exercises of stock options	3,368	—	—	—	3,368
Net cash provided by (used for) financing activities	(4,342)	11,276	9,607	—	16,541

Effect of exchange rate changes on cash	—	—	(328)	—	(328)

Net increase (decrease) in cash and cash equivalents	15,338	1,220	(14,575)	—	1,983

Balance at beginning of period	11,816	(100)	33,252	—	44,968
Balance at end of period	$27,154	$1,120	$18,677	$—	$46,951

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2003

(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$8,161	$12,534	$20,191	$(16,850)	$24,036

Cash Flows from Investing:
Capital expenditures	(302)	(1,717)	(9,126)	—	(11,145)
Proceeds from sale of property, plant and equipment	—	35	4,939	—	4,974
Sale of marketable securities	119	—	—	—	119
Intercompany investments	21,679	(11,416)	(27,113)	16,850	—
Net cash provided by (used for) investing activities of continuing operations	21,496	(13,098)	(31,300)	16,850	(6,052)
Net cash provided by investing activities of discontinued operations	—	6,989	—	—	6,989
Net cash provided by (used for) investing activities	21,496	(6,109)	(31,300)	16,850	937

Cash Flows from Financing:
Proceeds from (payments on) long-term debt	(27,434)	357	803	—	(26,274)
Payments on revolver borrowings - net	(2,000)	—	—	—	(2,000)
Debt issuance costs	(742)	—	—	—	(742)
Exercises of stock options	78	—	—	—	78
Net cash provided by (used for) financing activities	(30,098)	357	803	—	(28,938)

Effect of exchange rate changes on cash	—	—	252	—	252

Net increase (decrease) in cash and cash equivalents	(441)	6,782	(10,054)	—	(3,713)

Balance at beginning of period	2,650	(1,427)	26,812	—	28,035
Balance at end of period	$2,209	$5,355	$16,758	$—	$24,322

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales:
Crane	$331,783	$246,925	$584,392	$467,498
Foodservice	130,947	126,968	238,971	232,004
Marine	63,482	39,931	114,675	75,231
Total net sales	$526,212	$413,824	$938,038	$774,733
Earnings from operations:
Crane	$16,442	$4,374	$26,050	$11,813
Foodservice	20,778	21,224	34,854	33,452
Marine	2,714	2,930	6,835	3,526
Total	39,934	28,528	67,739	48,791
Corporate expense	(5,572)	(5,315)	(10,842)	(9,449)
Interest expense	(13,917)	(15,329)	(27,465)	(29,948)
Other income (expense), net	(267)	5	238	(36)
Earnings from continuing operations before taxes on income	$20,178	$7,889	$29,670	$9,358

Crane segment operating earnings for the three and six months ended June 30, 2004 includes amortization expense of  $0.7 million and $1.6 million, respectively, and for both periods a charge of $0.8 million related to restructuring activities (see Note 9. “Restructuring and Plant Consolidation”).  Crane segment operating earnings for the three and six months ended June 30, 2003 includes amortization expense of $0.7 million and $1.4 million, respectively, and for both periods a charge of $4.2 million related to restructuring activities (see Note 9. “Restructuring and Plant Consolidation”).

As of June 30, 2004 and December 31, 2003, the total assets by segment were as follows:

	June 30, 2004	December 31, 2003
Crane	$1,161,817	$1,094,183
Foodservice	325,604	290,586
Marine	94,478	91,519
Corporate	132,118	126,293
Total	$1,714,017	$1,602,581

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Analysis of Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales:
Cranes and Related Products	$331,783	$246,925	$584,392	$467,498
Foodservice Equipment	130,947	126,968	238,971	232,004
Marine	63,482	39,931	114,675	75,231
Total net sales	$526,212	$413,824	$938,038	$774,733

During the second quarter of 2004, we completed the sale of our wholly-owned subsidiary, Delta Manlift SAS (Delta).  In addition, during the fourth quarter of 2003, we completed plans to close our other Aerial Work Platform businesses located in Dilingen, Germany and Shady Grove, Pennsylvania.  Also, during the fourth quarter of 2003, we terminated our distributor agreement with North Central Crane & Excavator Sales Corporation (North Central Crane), our wholly-owned crane distributor.  Finally, during the first quarter of 2003 we completed the sale of Femco Machine Company, Inc. (Femco).  We have reported the results of these operations as discontinued and have restated prior period amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior period amounts throughout this Management Discussion and Analysis have been restated to reflect the reporting of these operations as discontinued.

Consolidated net sales for the three months ended June 30, 2004 increased approximately 27.2% to $526.2 million, from $413.8 million for the same period in 2003.  Consolidated net sales for the six months ended June 30, 2004 increased approximately 21.1% to $938.0 million, from $774.7 million for the same period in 2003.  The increase in sales for both the three and six months ended June 30, 2004 compared to the same periods in 2003 was driven by the results of all three of our segments.

Net sales from the Crane segment for the three months ended June 30, 2004 increased 34.4% to $331.8 million versus $246.9 million for the three months ended June 30, 2003.  Net sales from the Crane segment for the six months ended June 30, 2004 increased 25.0% to $584.4 million versus $467.5 million for the six months ended June 30, 2003.  The increased sales for both the three and six months ended June 30, 2004 were driven by increased volume of tower and mobile hydraulic cranes worldwide, increased crawler crane sales in Asia, increases in our aftermarket sales and service business, as well as the impact of the Euro exchange rate on the three and six months ended June 30, 2004 versus the same periods in 2003.  The impact of the Euro exchange rate was approximately 2.3% and 4.3% of the 34.4% and 25.0% increase in sales during the three and six months ended June 30, 2004, respectively, compared to the three and six months ended June 30, 2003.  As of June 30, 2004, total crane backlog was $331.3 million compared to $220.7 million as of December 31, 2003 and $164.8 million as of June 30, 2003.

Net sales from the Foodservice segment increased 3.1% to $130.9 million in the three months ended June 30, 2004 versus the three months ended June 30, 2003.Net sales from the Foodservice segment for the six months ended June 30, 2004 increased 3.0% to $239.0 million versus $232.0 million for the six months ended June 30, 2003.  The sales increase in our Foodservice segment for both the three and six months ended June 30, 2004 compared to the same periods in 2003 is primarily the result of increased sales at our ice division and at our private label refrigerator manufacturer. The foodservice industry is improving as we see improvements in some of our end markets.  Same-store sales at casual dining and quick-serve restaurants are rising.  Hotels are seeing an increase in revenues and convenience stores continue to perform well.  As a result, our customers are starting to move forward with projects that had been postponed during the recent recession.

Revenues from our Marine segment increased 59.0% and 52.4% in the three and six months ended June 30, 2004, respectively, compared to the three and six months ended June 30, 2003. The increase in revenues for the three and six months ended June 30, 2004 is a result of higher commercial contract revenue from construction contracts awarded to us during late 2003 and early 2004.  In addition, sales for the first six months of 2003 were impacted by the 44-day strike at Marinette Marine Corporation (Marinette).  Finally, we had a short but profitable repair season in the first quarter of 2004 compared to the first quarter of 2003.  Between January and April of 2004, we achieved near record repair revenue at our Sturgeon Bay shipyard.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Earnings from operations:
Cranes and Related Products	$16,442	$4,374	$26,050	$11,813
Foodservice Equipment	20,778	21,224	34,854	33,452
Marine	2,714	2,930	6,835	3,526
Corporate expense	(5,572)	(5,315)	(10,842)	(9,449)
Total	$34,362	$23,213	$56,897	$39,342

Crane segment operating earnings for the three and six months ended June 30, 2004 includes amortization expense of  $0.7 million and $1.6 million, respectively, and for both periods a charge of $0.8 million related to restructuring activities.  The restructuring charge relates to costs incurred during the second quarter of 2004 for the consolidation of certain of our European crane facilities.  These charges have been included in restructuring and plant consolidation costs in the Consolidated Statement of Operations for the three and six months ended June 30, 2004.  Crane segment operating earnings for the three and six months ended June 30, 2003 includes amortization expense of $0.7 million and $1.4 million, respectively, and for both periods a charge of $4.2 million related to restructuring activities.  The $4.2 million charge recorded in the second quarter of 2003 related to a write-down of certain facilities to estimated book value less cost to sell as a result of consolidation of certain Crane segment operations.  This charge has been included in restructuring and plant consolidation costs in the Consolidated Statement of Operations for the three and six months ended June 30, 2003.

Gross profit of all three segments was negatively impacted by increased commodity prices, especially steel, during the second quarter of 2004 compared to the second quarter of 2003.  Increased commodity prices decreased gross profit, net of price increases, for the Crane, Foodservice and Marine segments by $4.2 million, $1.5 million and $0.6 million, respectively, compared to the second quarter of 2003.  Consolidated gross profit for the three months ended June 30, 2004 was $105.1 million, an increase of 12.6% over the consolidated gross profit for the same period in 2003 of $93.3 million.  Gross profit margin was 20.0% and 22.6% for the three months ended June 30, 2004 and 2003, respectively. Consolidated gross profit for the six months ended June 30, 2004 was $196.4 million, an increase of 14.8% over the consolidated gross profit for the same period in 2003 of $171.1 million.  Gross profit margin was 20.9% and 22.1% for the six months ended June 30, 2004 and 2003, respectively.  In addition to the impact of the increased commodity prices, consolidated gross profit for the three and six months ended June 30, 2004 was impacted by the following items: (i) increased volumes in the Crane and Foodservice segments; (ii) a profitable repair season in the Marine segment; (iii) a strong Euro and the effects of integration savings; (iv) favorable product mix and cost reductions implemented in recent years in the Foodservice segment; (v) lower margin project mix in the Marine segment with several first-time vessels (vi) the effect of the strike at Marinette in the first quarter of 2003.

Engineering, selling and administrative expenses increased $3.9 million for the three months ended June 30, 2004 compared to the same period in 2003.  Approximately $1.3 million of this increase is the result of the exchange rate between the U.S. Dollar and the Euro during the second quarter 2004 compared to second quarter of  2003.  Engineering, selling and administrative expenses increased $11.0 million for the six months ended June 30, 2004 compared to the same period in 2003.  Approximately $5.3 million of this increase is the result of the exchange rate between the U.S. Dollar and the Euro during the first six months of 2004 compared to the first six months of 2003.  Engineering spending in the Crane and Foodservice segments for new product introductions and higher employee benefit costs in all three segments also contributed to the increase in expenses.  Corporate expenses increased approximately $0.3 million and  $1.4 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003.  This is primarily the result of $0.5 million expense for a sales and use tax settlement (incurred in the first quarter of 2004) and costs associated with our compliance activities relating to the Sarbanes-Oxley Act of 2002.

For the three months ended June 30, 2004, the Crane segment reported net operating earnings of $16.4 million compared to $4.4 million for the three months ended June 30, 2003.For the six months ended June 30, 2004, the Crane segment reported net operating earnings of $26.1 million compared to $11.8 million for the six months ended June 30, 2003.  As discussed above, the company recorded restructuring charges during the second quarter of 2004 and 2003 of $0.8 million and $4.2 million, respectively, which are included in operating earnings of the Crane segment for each respective period.  Operating earnings of the Crane segment for both the three and six months ended June 30, 2004, were positively impacted by increased volume, the Euro exchange rate and cost savings as a result of prior year integration actions.  The operating earnings increase was somewhat offset by continued competitive pricing pressures, and increased commodity prices.

Operating earnings in the Foodservice segment decreased 2.1% to $20.8 million during the second quarter of 2004 compared to $21.2 million for the second quarter of 2003.  The decrease in operating earnings of the Foodservice segment is a result of increased commodity prices, as discussed above, for the second quarter of 2004 versus the second quarter of 2003.  Operating earnings in the Foodservice segment increased 4.2% to $34.9 million during the six months ended June 30, 2004 compared to $33.5 million for the same period in 2003.The improvement in operating earnings for the six months ended June 30, 2004 versus the six months ended June 30, 2003 is a result of ongoing cost improvements, improved gross margin as a result of increased volumes, offset somewhat by increased commodity prices and increased engineering spending for new product development.

Operating earnings in the Marine segment decreased 7.3% to $2.7 million during the second quarter of 2004 compared to $2.9 million for the second quarter of 2003.  Operating earnings for the second quarter of 2004 were impacted by the higher volume of first-time projects which carry lower margins than later ships in multi-vessel contracts.  In addition, operating earnings were negatively impacted by increased steel prices.  Operating earnings in the Marine segment increased 93.8% to $6.8 million during the six months ended June 30, 2004 compared to $3.5 million for the six months ended June 30, 2003. The increase in the Marine segment’s operating earnings for the six months ended June 30, 2004 compared to the same period in 2003 was due in large part to the Marinette Marine strike during the first quarter of 2003.  The Marine segment also benefited from a strong winter repair season in the first half of 2004 and a full slate of new construction work ongoing a three of its shipyards during the first half of the year.

Analysis of Non-Operating Income Statement Items

Interest expense decreased $1.4 million and $2.5 million for the three and six months ended June 30, 2004, respectively, compared to the three and six months ended June 30, 2003.This decrease is the result of lower average debt levels from one year ago, offset partially by a 100 basis point increase in the weighted average interest rate on outstanding debt.

During the first quarter of 2004, we reached a settlement agreement with a third party and recorded a $2.3 million gain, net of legal and settlement costs, in other income (expense), net in the Consolidated Statement of Operations.  In addition, during the first quarter of 2004, we recorded a charge of $0.6 million ($0.4 million net of income taxes) related to the partial prepayment of the term loan B portion of our senior credit facility.  The loss relates to the write-off of unamortized financing fees and partial unwinding of our floating-to-fixed interest rate swap.  The loss was recorded in other income (expense), net in the Consolidated Statement of Operations.

The effective tax rate for the six months ended June 30, 2004 was 27.5% compared to 30% for the six months ended June 30, 2003.  The lower effective rate in 2004 compared to 2003 was primarily a result of a shift in the mix of current year earnings toward operations located in lower tax foreign jurisdictions.

As a result of the above, earnings from continuing operations were $14.7 million and $21.5 million for the three and six months ended June 30, 2004, respectively, compared to $5.6 million and $6.6 million for the three and six months ended June 30, 2003, respectively.

The loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2004 and 2003 reflects the operating results of our discontinued aerial work platform, North Central Crane and Femco Machine Company, Inc. (Femco),  businesses.

During the second quarter of 2004, we completed the sale of our wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. Previously, during December 2003, we completed plans to restructure our Aerial Work Platform (AWP) businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dilingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  With the sale of Delta and the closure of the Liftlux and U.S. Manlift operations, we will no longer participate in the aerial work platform market, other than providing aftermarket parts and service support.  Delta, Liftlux and U.S. Manlift represent discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of these companies for the three and six months ended June 30, 2004 and 2003 have been classified as discontinued operations.

During the fourth quarter of 2003, we terminated our distributor agreement with North Central Crane & Excavator Sales Corporation (North Central Crane).  We entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.  The termination of North Central Crane represents a discontinued operation under SFAS No. 144.  Results of this company for the three and six months ended June 30, 2004 and 2003 have been classified as discontinued operations.

On February 14, 2003, we finalized the sale of Femco Machine Company, Inc. (Femco), the Crane segments’ aftermarket replacement parts and industrial repair business, to a group of private investors.  The disposition of Femco represents a discontinued operation under SFAS No. 144.  Results of Femco for the period from January 1, 2003 through February 14, 2003 have been classified as discontinued operations.

The gain on sale or closure of discontinued operations, net of income taxes for the three and six months ended June 30, 2004 represents the gain recorded in connection with the sale of Delta. We received $9.0 million for the Delta subsidiary and certain other assets of our AWP businesses.  As a result the sale and additional reserves for the closures of the other AWP businesses, we recorded a $1.0 million pre-tax gain ($0.8 million net of taxes).

The loss on sale or closure of discontinued operations, net of income taxes for the three and six months ended June 30, 2003 represents a goodwill impairment recorded by the company during the second quarter of 2003.  We completed our annual impairment analysis of goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As a result, we recorded a goodwill impairment charge of $4.9 million related to our AWP reporting unit, a reporting unit in our Crane segment.  The charge was based on current economic conditions in this reporting unit.In addition, during the second quarter of 2003, we reached an agreement with Quantum Heavy Equipment, LLC (Quantum) for a final post-closing adjustment for the sale of Manitowoc Boom Trucks, Inc. (Manitowoc Boom Trucks).  The agreement resulted in us paying $4.7 million to Quantum.  Payment of the final post-closing adjustment was made during the third quarter of 2003.  The agreement resulted in us recording an additional charge for the sale of Manitowoc Boom Trucks of approximately $0.6 million ($0.4 million net of tax) during the second quarter of 2003.These losses are offset by the gain recorded for the sale of Femco during the first quarter of 2003.  Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of taxes).

Financial Condition

First Six Months of 2004

During the first six months of 2004, cash and cash equivalents increased approximately $2.0 million to $47.0 million at June 30, 2004.  Cash flows from continuing operations for the six months ended June 30, 2004 were negative $(7.7) million.  During the first six months of 2004 we built inventory to accommodate the large increase in backlog in the Crane segment.  In addition, receivables increased approximately $43.7 million as a result of increased sales.  Offsetting the increase in inventory and receivables was net earnings of $21.0 million and an increase in payables and other liabilities of approximately $97.8 million due to purchases of inventory and timing of payments.

Capital expenditures for the first six months of 2004 were $18.5 million, an increase of $7.3 million from the first six months of 2003.  The primary reasons for the increase were spending on an ERP system in the Foodservice segment, new equipment purchases in the Marine segment and new product tooling costs. In addition, the company received $9.0 million of cash from the sale of Delta during the second quarter of 2004.  These cash proceeds are reported in the discontinued operations section of the cash flow from investing activities.

During the first six months of 2004, we prepaid approximately $7.9 million of the Term Loan B portion of our senior credit facility.

During the second quarter of 2004, we sold $11.3 million of our long term notes receivable to a third party financing company.  We fully guarantee collection of the notes to the financing company.  We have accounted for the sale of the notes as a financing of receivables.

First Six Months of 2003

During the first six months of 2003, cash and cash equivalents decreased $3.7 million to $24.3 million at June 30, 2003.  Cash flows from continuing operations for the six months ended June 30, 2003 were $23.2 million.  Historically, the first six months of our year had not been a strong generating cash flow period due to the seasonality of our businesses. During the first six months of 2003 the most significant providers of cash were an increase in accounts payable and other liabilities totaling $33.3 million and a $9.0 million tax refund, while receivables and inventories increased $31.6 million and $14.5 million, respectively.  This is primarily due to increased production within the Crane and Foodservice segments in the first half of each year.  These businesses typically increase activity compared to lower volumes in the fourth quarter in preparation for the higher volume second and third quarters.

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

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest and principal payments on indebtedness, capital expenditures, and dividends. The primary sources of cash for each of these are cash flows from continuing operations and borrowings under our senior credit facility. We had $49.2 million in cash and short term investments along with $95.9 million of unused availability under the terms of the revolving credit portion of our senior credit facility at June 30, 2004.  The availability under the revolving credit portion of our senior credit facility is reduced for outstanding letters of credit of $29.1 million as of June 30, 2004.

Our debt at June 30, 2004, consisted primarily of term loan B borrowings under our senior credit facility, our senior notes due 2013, our senior subordinated notes due 2011, and our senior subordinated notes due 2012.

At June 30, 2004 the senior credit facility consisted of term loan B borrowings totaling $10.0 million.  There was no amount outstanding under the term loan A or revolving credit portions of our senior credit facility at June 30, 2004.  As a result of partial prepayments made since we entered into the senior credit facility, the term loan B now requires quarterly principal payments of $26 thousand from December 2004 through March 2006 and $2.0 million from June 2006 through May 2007.  The term loan A portion of our senior credit facility was prepaid in full during the fourth quarter of 2003.  Substantially all of our domestic tangible and intangible assets are pledged as collateral under the senior credit facility.

Borrowings under the senior credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the senior credit facility. The weighted-average interest rate for the term loan B was 4.6% at June 30, 2004. The annual commitment fee in effect on the unused portion of our revolving credit facility at June 30, 2004 was 0.5%.

On November 6, 2003, we completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations ranking prior to our 175 million Euro of 10 3/8% Senior Subordinated Notes due 2011 ($213.1 million based on June 30, 2004 exchange rates) and $175 million of 10 ½% Senior Subordinated Notes due 2012.  Our secured senior indebtedness under our senior credit facility ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year, commencing May 1, 2004.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.  In addition, we may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.  The company used the net proceeds from the sale of the Senior Notes due 2013 for prepayment of its term loan A and partial prepayment of its term loan B under its senior credit facility.

We had outstanding at June 30, 2004, 175 million Euro ($213.1 million based on June 30, 2004 exchange rates) of 10 3/8% Senior Subordinated Notes due 2011. The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our senior debt (other than our 10 ½% Senior Subordinated Notes due 2012), are equal in rank to our 10 ½% Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on these Senior Subordinated Notes due 2011 is payable semiannually in May and November each year. These notes can be redeemed by us in whole or in part for a premium after May 15, 2006.

We also had outstanding at June 30, 2004,  $175 million of 10 ½% Senior Subordinated Notes due 2012. The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our senior debt (other than our 10 3/8% Senior Subordinated Notes due 2011), are equal in rank to our 10 3/8% Senior Subordinated Notes due 2011, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries.  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year.  These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007.  In addition, we may redeem for a premium, at any time prior to August 1, 2005, up to 35% of the face amount of these Senior Subordinated Notes due 2012 with the proceeds of one or more equity offerings.

Our senior credit facility, Senior Notes due 2013, and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the senior credit facility are more restrictive than those of the Senior Notes due 2013 and Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; consolidated senior leverage ratio; and fixed charge coverage.  These covenants also limit our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures.  The senior credit facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the senior credit facility.  We were in compliance with all covenants as of June 30, 2004, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12-month period.

Recent Accounting Changes and Pronouncements

During December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements were effective immediately for our domestic plans, except for estimated future benefit payments, which are effective in the second quarter of 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.  These interim-period disclosures were effective in the first quarter of 2004.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity.  The consolidation provisions of FIN No. 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003.  The adoption of FIN No. 46 did not have an impact on our Consolidated Financial Statements for the year ended December 31, 2003 for interests created after January 31, 2003 or on our Consolidated Financial Statements for the three and six months ended June 30, 2004 for interests created before February 1, 2003.

Critical Accounting Policies

Our critical accounting policies have not significantly changed since the 2003 Form 10-K was filed.

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

Corporate (including factors that may affect all three segments) – changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; competitive pricing; changes in commodity prices; changes in domestic and international economic and industry conditions; changes in the interest rate environment; risk associated with growth; foreign currency fluctuations; world-wide political risk; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies; changes in revenue, margins, and costs; work stoppages and labor negotiations; and the ability of our customers to obtain financing.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not significantly changed since the 2003 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Internal Controls Over Financial Reporting: The company is currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2004.  This effort includes internal control documentation and review under the direction of senior management.  During the course of these activities, the company has identified certain internal control issues which management believes need to be improved.  These control issues are, in large part, the result of the company’s increased size and complexity due to recent acquisitions.  The review has not identified any material weakness in internal control as defined by the Public Company Accounting and Oversight Board.  However, the company has made improvements to its internal controls over financial reporting as a result of its review efforts and will continue to do so.  These improvements include formalization of policies and procedures, changes to employee access to computer systems, improved segregation of duties, and additional monitoring controls.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of the company’s shareholders on May 4, 2004, management’s nominees named below were elected as directors by the indicated votes cast for each nominee.  Of the 22,995,755 shares of Common Stock which were represented at the meeting, at least 97.6% of the shares voting were voted for the election of each of management’s nominees.

Three directors were elected to serve until the Annual Meeting of Shareholders to be held in the year 2006:

Name of Nominee	For	Withheld

Robert C. Stift	22,432,998	562,757
Virgis W. Colbert	22,654,239	341,516
Kenneth W. Krueger	22,693,528	302,227

In addition at the annual meeting on May 4, 2004, the shareholders approved the adoption of The Manitowoc Company, Inc. 2004 Non-Employee Director Stock and Awards Plan.  The following is the result of the vote:

	Votes	% of votes cast

For	13,449,086	72.8%
Against	4,841,273	26.2%
Abstain	177,561	1.0%
Total	18,467,920	100.0%

Further information concerning the matters voted upon at the 2004 Annual Meeting of Shareholders is contained in the company’s proxy statement dated April 8, 2004 with respect to the 2004 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

(b)         Reports on Form 8-K: The company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

•                  Form 8-K dated May 4, 2004 Announcing certain senior management promotions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2004	The Manitowoc Company, Inc.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino Senior Vice President and Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
Senior Vice President, General Counsel and Secretary

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

June 30, 2004

Exhibit No.*	Description	Filed/Furnished Herewith

4	Amendment No. 1 to the Rights Agreement dated August 5, 1996, between the Registrant and First Chicago Trust Company of New York	X (1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X (1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X (2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X (2)

(1) Filed Herewith

(2) Furnished Herewith

Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.