Form 10-Q
period 2004-09-30
MANITOWOC CO INC
filed 2004-10-28
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2004, the most recent practicable date, was 26,855,006.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands, except per-share and average shares data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$491,149	$407,156	$1,429,187	$1,181,890
Costs and expenses:
Cost of sales	395,386	321,746	1,137,033	925,401
Engineering, selling and administrative expenses	63,483	58,756	200,619	184,337
Amortization expense	777	726	2,333	2,153
Restructuring and plant consolidation costs	175	1,180	975	5,910
Total costs and expenses	459,821	382,408	1,340,960	1,117,801

Earnings from operations	31,328	24,748	88,227	64,089

Other expenses:
Interest expense	(14,283)	(13,663)	(41,748)	(43,680)
Other income (expense), net	28	(338)	266	(306)
Total other expense	(14,255)	(14,001)	(41,482)	(43,986)

Earnings from continuing operations before taxes on income	17,073	10,747	46,745	20,103
Provision for taxes on income	3,994	2,672	12,153	5,228
Earnings from continuing operations	13,079	8,075	34,592	14,875

Discontinued operations:
Loss from discontinued operations, net of income taxes of $(153), $(292), $(582), and $(906)	(375)	(877)	(1,575)	(2,088)
Gain (loss) on sale or closure of discontinued operations, net of income taxes of $254 and $(1,128)	—	—	709	(3,741)
Net earnings	$12,704	$7,198	$33,726	$9,046

Basic earnings per share:
Earnings from continuing operations	$0.49	$0.30	$1.29	$0.56
Loss from discontinued operations, net of income taxes	(0.01)	(0.03)	(0.06)	(0.08)
Gain (loss) on sale or closure of discontinued operations, net	—	—	0.03	(0.14)
Net earnings	$0.47	$0.27	$1.26	$0.34

Diluted earnings per share:
Earnings from continuing operations	$0.48	$0.30	$1.27	$0.56
Loss from discontinued operations, net of income taxes	(0.01)	(0.03)	(0.06)	(0.08)
Gain (loss) on sale or closure of discontinued operations, net	—	—	0.03	(0.14)
Net earnings	$0.47	$0.27	$1.24	$0.34

Weighted average shares outstanding -basic	26,774,770	26,548,792	26,719,180	26,544,440
Weighted average shares outstanding -diluted	27,282,807	26,718,724	27,160,903	26,643,304

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003

(Unaudited)
(In thousands, except share data)

	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$52,637	$44,968
Marketable securities	2,242	2,220
Accounts receivable, less allowances of $29,887 and $24,419	220,017	245,010
Inventories - net	330,214	232,877
Deferred income taxes	74,304	71,781
Other current assets	47,082	49,233
Total current assets	726,496	646,089
Property, plant and equipment - net	331,608	334,618
Goodwill	406,586	406,233
Other intangible assets - net	122,047	124,380
Deferred income taxes	36,441	34,491
Other non-current assets	85,120	56,770
Total assets	$1,708,298	$1,602,581

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$503,148	$454,394
Current portion of long-term debt	3,229	3,205
Short-term borrowings	17,859	22,011
Product warranties	32,721	33,823
Product liabilities	29,039	31,791
Total current liabilities	585,996	545,224
Non-Current Liabilities:
Long-term debt, less current portion	562,820	567,084
Pension obligations	51,796	57,239
Postretirement health and other benefit obligations	54,412	54,283
Other non-current liabilities	117,352	80,327
Total non-current liabilities	786,380	758,933

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Common stock (36,746,482 shares issued, 26,855,006 and 26,572,024 shares outstanding, respectively)	367	367
Additional paid-in capital	84,000	81,297
Accumulated other comprehensive loss	(18,863)	(16,768)
Unearned compensation	(117)	(328)
Retained earnings	374,518	340,792
Treasury stock, at cost (9,891,476 and 10,174,458 shares, respectively)	(103,983)	(106,936)
Total stockholders’ equity	335,922	298,424
Total liabilities and stockholders’ equity	$1,708,298	$1,602,581

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operations:
Net earnings	$33,726	$9,046
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	866	5,829
Depreciation	38,351	33,329
Amortization of intangible assets	2,333	2,153
Amortization of deferred financing fees	2,611	3,125
Restructuring and plant consolidation costs	975	5,910
Deferred income taxes	(5,147)	(702)
Gain on sale of property, plant and equipment	(959)	(272)
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	14,292	14,450
Inventories	(130,442)	(10,392)
Other current assets	(19,437)	9,459
Accounts payable and accrued expenses	70,399	13,613
Other liabilities	(5,906)	8,491
Net cash provided by operating activities of continuing operations	1,662	94,039
Net cash used for operating activities of discontinued operations	(2,574)	(312)
Net cash provided by (used for) operating activities	(912)	93,727

Cash Flows from Investing:
Capital expenditures	(27,446)	(22,249)
Proceeds from sale of property, plant and equipment	6,502	10,709
Sale (purchase) of marketable securities	(22)	153
Net cash used for investing activities of continuing operations	(20,966)	(11,387)
Net cash provided by investing activities of discontinued operations	9,000	2,289
Net cash used for investing activities	(11,966)	(9,098)

Cash Flows from Financing:
Payments on long-term debt	(17,852)	(55,194)
Proceeds from long-term debt	8,259	—
Payments on revolver borrowings - net	—	(2,000)
Proceeds from notes financing	27,116	—
Debt issuance costs	—	(1,977)
Exercises of stock options	5,656	95
Net cash provided by (used for) financing activities	23,179	(59,076)

Effect of exchange rate changes on cash	(2,632)	1,925

Net increase in cash and cash equivalents	7,669	27,478
Balance at beginning of period	44,968	28,035
Balance at end of period	$52,637	$55,513

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings	$12,704	$7,198	$33,726	$9,046
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	530	(277)	(36)	485
Foreign currency translation adjustments	524	(172)	(2,059)	7,445

Total other comprehensive income (loss)	1,054	(449)	(2,095)	7,930

Comprehensive income	$13,758	$6,749	$31,631	$16,976

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended Septmeber 30, 2004 and 2003

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three and nine months ended September 30, 2004 and 2003 and the financial position at September 30, 2004.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2003.  The consolidated balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Discontinued Operations

During the second quarter of 2004, the company completed the sale of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The company received $9.0 million for Delta and certain other assets of the company’s Aerial Work Platform (AWP) businesses.  As a result of the sale and additional reserves for the closures of the other AWP businesses, the company recorded a $1.0 million pre-tax gain ($0.7 million net of taxes).  This gain is recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.  During December 2003, the company completed plans to restructure its AWP businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dilingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  With the sale of Delta and the closure of the Liftlux and U.S. Manlift operations, the company no longer participates in the aerial work platform market, other than providing aftermarket parts and service support.  The sale of Delta, closure of Liftlux and discontinuation of the U.S. Manlift production represent discontinued operations under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of these companies for the three and nine months ended September 30, 2004 and 2003 have been classified as discontinued to exclude the results from continuing operations.  In addition, during 2003 the company recorded a $13.7 million pre-tax loss ($11.1 million net of taxes) for the closure of the AWP businesses.  This charge included the following: $4.9 million to write-off goodwill related to the AWP businesses (recorded in the second quarter of 2003); $3.5 million to record a reserve for the present value of future non-cancelable operating lease obligations (recorded in the fourth quarter of 2003); $3.1 million to write-down inventory to estimated realizable value (recorded in the fourth quarter of 2003); and $2.2 million for other closure costs (recorded in the fourth quarter of 2003).  The $4.9 million pre-tax charge ($3.6 million net of taxes) recorded in the second quarter of 2003 to write-off goodwill related to the AWP business was recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statement of Operations.

The following selected financial data of the AWP businesses for the three and nine months ended September 30, 2004 and 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There were no general corporate expenses or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$98	$11,528	$14,761	$35,961

Pretax loss from discontinued operation	$(437)	$(1,195)	$(1,646)	$(3,235)
Pretax gain (loss) on sale or closure of discontinued operation	—	—	817	(4,900)
Benefit for taxes on income	(127)	(299)	(223)	(2,116)
Loss from discontinued operation, net of income taxes	$(310)	$(896)	$(606)	$(6,019)

During the fourth quarter of 2003, the company terminated its distributor agreement with North Central Crane & Excavator Sales Corporation (North Central Crane), a wholly-owned crane distributor.  The company entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.  The termination of North Central Crane represents a discontinued operation under SFAS No. 144, as this was the company’s only wholly-owned domestic crane distributor.  Results of this subsidiary for the three and nine months ended September 30, 2004 and 2003 have been classified as discontinued to exclude the results from continuing operations.  During the fourth quarter of 2003, the company recorded a $1.1 million pre-tax loss ($0.9 million net of taxes), primarily for a loss on sale of inventory to the new independent third party distributor.

The following selected financial data of North Central Crane for the three and nine months ended September 30, 2004 and 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no general corporate expenses or interest expense allocated to discontinued operations for this subsidiary during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$507	$3,614	$3,068	$17,398

Pretax earnings (loss) from discontinued operation	$(91)	$26	$(365)	$370
Provision (benefit) for taxes on income (loss)	(26)	7	(105)	96
Earnings (loss) from discontinued operation, net of income taxes	$(65)	$19	$(260)	$274

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

The following selected financial data of Manitowoc Boom Trucks for the nine months ended September 30, 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no activity related to Manitowoc Boom Trucks subsequent to the quarter ended June 30, 2003.  There were no general corporate expenses or interest expense allocated to discontinued operations for this subsidiary for the period presented.

Nine Months Ended September 30, 2003

Net sales	$—

Pretax loss on sale of discontinued operation	$(584)
Benefit for taxes on loss	(179)
Loss from sale of discontinued operation, net of income taxes	$(405)

On February 14, 2003, the company finalized the sale of Femco Machine Company, Inc. (Femco), the Crane segments’ crane and excavator aftermarket replacement parts and industrial repair business, to a group of private investors led by Femco management and its employees.  Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of taxes).  The disposition of Femco represents a discontinued operation under SFAS No. 144.  Results of Femco for the period from January 1, 2003 through February 14, 2003 have been classified as discontinued to exclude the results from continuing operations.

The following selected financial data of Femco for the period from January 1, 2003 through February 14, 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no activity related to Femco subsequent to the quarter ended March 31, 2003.  There were no general corporate expenses or interest expense allocated to discontinued operations for this subsidiary for the period presented.

Nine Months Ended September 30, 2003

Net sales	$2,178

Pretax earnings from discontinued operation	$47
Pretax gain on sale of discontinued operation	439
Provision for taxes on income	165
Earnings from discontinued operation, net of income taxes	$321

3.  Inventories

The components of inventory at September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004	December 31, 2003
Inventories - gross:
Raw materials	$108,517	$89,851
Work-in-process	100,628	81,378
Finished goods	175,096	120,565
Total inventories - gross	384,241	291,794
Excess and obsolete inventory reserve	(35,145)	(40,299)
Net inventories at FIFO cost	349,096	251,495
Excess of FIFO costs over LIFO value	(18,882)	(18,618)
Inventories - net	$330,214	$232,877

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 90% and 88% of total inventory at September 30, 2004 and December 31, 2003, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

4. Stock-Based Compensation

The company accounts for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in earnings, as all option grants under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  For the three months ended September 30, 2004 and 2003, the company recognized approximately $0.1 million of compensation expense related to restricted stock.  For the nine months ended September 30, 2004 and 2003,  the company recognized approximately $0.2 million of compensation expense related to restricted stock.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to employee stock option compensation for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Reported net earnings	$12,704	$7,198	$33,726	$9,046
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(1,239)	(1,208)	(3,722)	(3,504)
Pro forma net earnings	$11,465	$5,990	$30,004	$5,542
Earnings per share:
Basic - as reported	$0.47	$0.27	$1.26	$0.34
Basic - pro forma	$0.43	$0.23	$1.12	$0.21
Diluted - as reported	$0.47	$0.27	$1.24	$0.34
Diluted - pro forma	$0.42	$0.22	$1.10	$0.21

5.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Eleven of the approximatelly 150 potentially responsible parties, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of costs for this site are not yet final.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter.  The amounts the company have spent each year through September 30, 2004 to comply with its portion of the cleanup costs have not been material.  Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at September 30, 2004 is $0.8 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of September 30, 2004, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited with the acquisition of Grove Investors, Inc. (Grove) in 2002 for cranes manufactured in the United States for occurrences from 2000 through October 2002.  As of September 30, 2004, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at September 30, 2004 were $29.0 million; $6.8 million reserved specifically for cases and $22.2 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for resolution of aggregate self-insured claims and insured claims incurred as of September 30, 2004.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At September 30, 2004 and December 31, 2003, the company had reserved $40.8 million and $41.7 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

The company is also involved in various legal actions arising out of the normal course of business.  Taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management the ultimate resolution of these actions is not expected to have a material adverse effect on the company’s financial condition, results of operations, or cash flows.

Currently, the company is in negotiations with one of its major Marine customers due to cost overruns from change orders on a contract.  The company estimates its overruns have been approximately $10.0 million.  The company has assumed this recovery in accounting for this long-term contract, as it believes that the claim will result in additional contract revenue and the amount can be reliably estimated.  If negotiations are unsuccessful, the impact on the company’s Consolidated Statement of Operations in a future period could be material.  Unfavorable resolution will not have any effect on the company’s future cash flows.

At September 30, 2004, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $29.1 million.  The open standby letters of credit primarily related to business in the Marine segment.

6. Loss on Debt Extinguishment

During the third quarter of 2004, the company recorded a charge of $0.5 million ($0.4 million net of income taxes) related to the prepayment of the term loan B portion of its senior credit facility.  The loss relates to the write-off of unamortized financing fees and unwinding of the company’s floating-to-fixed interest rate swap.  In addition, during the first quarter of 2004, the company recorded a charge of $0.6 million ($0.4 million net of income taxes) related to the partial prepayment of the term loan B portion of its senior credit facility.  The loss also relates to the write-off of unamortized financing fees and partial unwinding of the company’s floating-to-fixed interest rate swap.  Both of these charges were recorded in other income (expense), net in the Consolidated Statement of Operations.

7.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	26,774,770	26,548,792	26,719,180	26,544,440
Effect of dilutive securities - stock options and restricted stock	508,037	169,932	441,723	98,864
Diluted weighted average common shares outstanding	27,282,807	26,718,724	27,160,903	26,643,304

For the three and nine months ended September 30, 2004, 0.2 million of common shares issuable upon the exercise of stock options, and for the three and nine months ended September 30, 2003, 1.3 million of common shares issuable upon the exercise of stock options, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

8. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and other non-current liabilities at September 30, 2004 and December 31, 2003 was $104.7 million and $75.2 million, respectively.  The total amount of residual value guarantees given by the company and outstanding at September 30, 2004 was $54.5 million which assumes full loss against these guarantees.  If all buyback commitments were satisfied at September 30, 2004, the total cash cost to the company would be $60.0 million.  This amount is not reduced for amounts the company may recover from repossessing and subsequent resale of the units.

The residual value guarantees and buyback commitments expire at various times through 2009.

During the second and third quarter of 2004, the company sold $11.3 million and $17.3 million, respectively of its long term notes receivable to third party financing companies.  The company fully guarantees collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet in other non-current assets and the company has recognized an obligation equal to the notes in other non-current liabilities in the Consolidated Balance Sheet as of September 30, 2004.  The casg flow benefit of these transactions are reflected as proceeds from notes financing in the Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2004.

The company also has an accounts receivable factoring arrangement with a bank.  Under this arrangement, the company is required to repurchase from the bank the first $0.5 million and amounts greater than $1.0 million of the aggregate uncollected receivables during a twelve-month period.  The company’s contingent factoring liability, net of cash collected from customers was $25.6 million and $22.4 million at September 30, 2004 and December 31, 2003, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine months ended September 30, 2004.

Balance at December 31, 2003	$41,770
Accruals for warranties issued during the nine months	18,193
Settlements made (in cash or in kind) during the six months	(18,919)
Currency translation	(196)
Balance at September 30, 2004	$40,848

9. Restructuring and Plant Consolidation

On January 1, 2003, the company adopted SFAS No. 146, “ Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 requires that a liability for certain costs associated with an exit or disposal activity be recognized when the liability is incurred.  During the three and nine months ended September 30, 2004, the company incurred approximately $0.2 million and $1.0 million, respectively, of restructuring costs related to the consolidation of its European crane facilities under programs implemented in 2003.  These charges have been included in restructuring and plant consolidation costs in the Consolidated Statement of Operations for the three and nine months ended September 30, 2004.

During the three and nine months ended September 30, 2003, the company recorded charges of $1.2 milion and $5.9 million, respectively, to write-down certain facilities to estimated fair value less cost to sell, as a result of consolidation of certain Crane segment operations ($4.2 million) and other restructuring related charges at its crane facilities.  These charges have been included in restructuring and plant consolidation costs in the Consolidated Statement of Operations for the three and nine months ended September 30, 2003.

During the second quarter of 2003 the company completed its plans to consolidate the National Crane Corporation (National Crane) facility located in Nebraska to the Grove U.S. LLC facility located in Pennsylvania (Grove facility).  As a result, the company recorded a $12.4 million charge in the opening balance sheet of Grove Investors, Inc. (Grove).  The actions to consolidate the National Crane facility with the Grove facility were taken in an effort to streamline the company’s cost structure and utilize available capacity at the Grove facility.  The charge included $3.7 million related to severance and other employee related costs for workforce reductions.  Approximately 290 hourly and salaried positions were eliminated with the consolidation. The charge also included $6.8 million to write-down the National Crane facility and land to estimated fair market value less cost to sell, to prepare the facility for sale and to write-down certain machinery and equipment which was not relocated to the Grove facility.  In addition, the company recorded reserves of $1.2 million to write-off inventory which was acquired in the Grove acquisition and was not relocated, and $0.7 million for other consolidation costs.  Of the $12.4 million recorded for the consolidation of the National Crane facility, approximately $6.2 million were non-cash-related charges.  The majority of the cash related portion of the restructuring reserve has been used as of September 30, 2004.

During the first quarter of 2002, the company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations into other of its Foodservice operations.  These actions were taken in an effort to streamline the company’s cost structure and utilize available capacity.  The charge included $2.8 million to write-down the facility and land, which were held for sale, to estimated fair market value less cost to sell, $0.7 million related to the write-down of certain equipment, and $0.4 million related to severance and other employee related costs.  The entire charge was paid or used by December 31, 2002.  During the fourth quarter of 2003, the company recorded an additional charge related to the Multiplex facility and land of $0.3 million.  This charge was recorded in plant consolidation and restructuring costs in the Consolidated Statement of Operations for the year ended December 31, 2003.  During the first quarter of 2004, the company completed the sale of the building and land.  The company received proceeds of $2.7 million from the sale.

During the second quarter of 2002, the company finalized the purchase accounting for the acquisition of Potain SA (Potain), which included recording an $8.1 million liability associated with certain restructuring and integration activities.  To achieve reductions in operating costs and to integrate the operations of Potain, the company recorded an $8.1 million liability related primarily to employee severance benefits for workforce reductions.  Approximately 135 hourly and salaried positions were eliminated.  To date the company has used approximately $4.4 million of this liability.  The remainder of this reserve will be used through 2006 based upon the underlying contractual arrangements.

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

The $4.4 million recorded in Grove’s opening balance sheet related to severance and other employee related costs for headcount reductions at various Grove facilities.  The $7.7 million charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc and Potain facilities, $2.7 million related to the write-down of certain property, plant and equipment, and $1.0 million related to lease termination costs.  In total, approximately 600 hourly and salaried positions were eliminated and four facilities were consolidated into other Crane operations.  To date, the company has used approximately $9.6 million of the total $12.1 million reserve which includes $2.7 million non-cash write-down of property, plant and equipment, and $6.9 million cash paid to employees for severance.  The remaining $2.5 million reserve is recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet and will be used by the company during the remainder of 2004.

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

The components of periodic benefit costs for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$284	$116	$—	$853	$558
Interest cost of projected benefit obligations	1,582	958	539	4,747	2,875	2,274
Expected return on plan assets	(1,548)	(696)	—	(4,643)	(2,087)	—
Amortization of transition obligation	3	—	—	8	—	—
Amortization of prior service costs	1	—	—	2	—	—
Amortization of actuarial net (gain) loss	21	(16)	11	64	(49)	48
Net periodic benefit costs	$59	$530	$666	$178	$1,592	$2,880
Weighted average assumptions:
Discount rate	6.25%	5.25%	6.25%	6.25%	5.25%	6.25%
Expected return on plan assets	8.50%	5.25%	N/A	8.50%	5.25%	N/A
Rate of compensation increase	N/A	3.50%	N/A	N/A	3.50%	N/A

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$112	$319	$396	$336	$956	$1,187
Interest cost of projected benefit obligations	1,565	839	1,326	4,694	2,517	3,977
Expected return on plan assets	(1,273)	(534)	—	(3,819)	(1,601)	—
Amortization of transition obligation	3	—	—	8	—	—
Amortization of prior service costs	1	—	—	2	—	—
Amortization of actuarial net (gain) loss	23	(10)	91	69	(29)	272
Net periodic benefit costs	$431	$614	$1,813	$1,290	$1,843	$5,436
Weighted average assumptions:
Discount rate	6.75%	5.75%	6.75%	6.75%	5.75%	6.75%
Expected return on plan assets	9.00%	5.50%	N/A	9.00%	5.50%	N/A
Rate of compensation increase	4.00%	3.00%	N/A	4.00%	3.00%	N/A

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The company’s postretirement medical benefit plans provide for a prescription drug benefit. All disclosed measures of the net periodic benefit cost of the company’s postretirement medical benefit plans were adjusted to reflect the amount associated with the subsidy as the company concluded during the third quarter of 2004 the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act.  As a result of the Act, the company’s net periodic benefit costs for its postretirement medical benefit plans was reduced by $0.3 million for 2004.

The expected 2004 contributions for the U.S. pension plans are as follows: minimum contribution for 2004 is $5.4 million; and discretionary contribution is $0.  The company expects to pay claims for postretirement health and other benefit plans of $4.2 million during 2004.

11. Legal Settlement

During the first quarter of 2004, the company reached a settlement agreement with a third party and recorded a $2.3 million gain, net of legal and settlement costs, in other income (expense) in the Consolidated Statement of Operations.

12.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2003 and nine months ended September 30, 2004 are as follows:

	Cranes and Related Products	Foodservice Equipment	Marine	Total

Balance as of January 1, 2003	$147,113	$185,808	$47,417	$380,338
Grove purchase accounting, net	30,173	—	—	30,173
Manitowoc Foodservice Europe purchase accounting, net	—	678	—	678
Potain purchase accounting, net	(1,021)	—	—	(1,021)
Impairment charge AWP	(4,900)	—	—	(4,900)
Foreign currency impact	965	—	—	965
Balance as of December 31, 2003	172,330	186,486	47,417	406,233
Foreign currency impact	353	—	—	353
Balance as of September 30, 2004	$172,683	$186,486	$47,417	$406,586

During 2003, the company completed the purchase accounting related to the Grove acquisition and the company recorded

$30.2 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet.  The purchase accounting adjustments related to the following:  $13.2 million to finalize the accounting for deferred income taxes, related primarily to the non-U.S. Grove operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania (see further detail in Note 9, “Restructuring and Plant Consolidation”); $2.1 million, $0.5 million and $1.5 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related headcount reductions at the Grove facilities in Europe (see further detail in Note 9, “Restructuring and Plant Consolidation”); $2.0 million of pension curtailment gain as a result of the closing of the National Crane facility located in Nebraska (reduction of goodwill); and $1.6 million for other purchase accounting related items.

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

During the second quarter of 2003, the company completed its annual impairment analysis of goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As a result, the company recorded a goodwill impairment charge of $4.9 million.  This charge related to the company’s AWP reporting unit, now reported in discontinued operations.  The charge was based on economic conditions in this reporting unit at the time.  The fair value of this reporting unit was based on managements’ estimates of future cash flows.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill, all as a result of the Potain and Grove acquisitions, were as follows as of September 30, 2004 and December 31, 2003.

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$79,000	$—	$79,000	$79,000	$—	$79,000
Patents	24,600	(4,987)	19,613	24,600	(3,383)	21,217
Engineering drawings	8,800	(2,266)	6,534	8,800	(1,537)	7,263
Distribution network	16,900	—	16,900	16,900	—	16,900
	$129,300	$(7,253)	$122,047	$129,300	$(4,920)	$124,380

13. Recent Accounting Changes and Pronouncements

During December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements were effective immediately for the company’s domestic plans, except for estimated future benefit payments, which are effective for the company on December 31, 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.  These interim-period disclosures were effective in the first quarter of 2004.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity.  The consolidation provisions of FIN No. 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003.  The adoption of FIN No. 46 did not have an impact on the company’s Consolidated Financial Statements for the year ended December 31, 2003 for interests created after January 31, 2003 or on the company’s Consolidated Financial Statements for the three and nine months ended September 30, 2004 for interests created before February 1, 2003.

14. Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2011 and 2012 and the Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company, which do not guarantee the Senior Subordinated Notes due 2011 and 2012 and the Senior Notes due 2013 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$330,711	$206,747	$(46,309)	$491,149
Costs and expenses:
Cost of sales	—	265,478	176,217	(46,309)	395,386
Engineering, selling and administrative expense	4,673	34,000	24,810	—	63,483
Amortization expense	—	172	605	—	777
Restructuring and plant consolidation costs	—	1	174	—	175
Total costs and expenses	4,673	299,651	201,806	(46,309)	459,821

Earnings (loss) from operations	(4,673)	31,060	4,941	—	31,328

Other income (expense):
Interest expense	(12,791)	(481)	(1,011)	—	(14,283)
Management fee income (expense)	4,809	(4,809)	—	—	—
Other income (expense), net	9,313	(5,461)	(3,824)	—	28
Total other income (expense)	1,331	(10,751)	(4,835)	—	(14,255)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(3,342)	20,309	106	—	17,073
Provision (benefit) for taxes on income	(713)	4,333	374	—	3,994
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(2,629)	15,976	(268)	—	13,079
Equity in earnings of subsidiaries	15,399	—	—	(15,399)	—
Earnings (loss) from continuing operations before discontinued operations	12,770	15,976	(268)	(15,399)	13,079
Discontinued operations:
Loss from discontinued operations, net of income taxes	(66)	(96)	(213)	—	(375)
Net earnings (loss)	$12,704	$15,880	$(481)	$(15,399)	$12,704

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$258,841	$170,138	$(21,823)	$407,156
Costs and expenses:
Cost of sales	—	202,459	141,110	(21,823)	321,746
Engineering, selling and administrative expense	3,897	34,815	20,044	—	58,756
Amortization expense	—	167	559	—	726
Restructuring	—	311	869	—	1,180
Total costs and expenses	3,897	237,752	162,582	(21,823)	382,408

Earnings (loss) from operations	(3,897)	21,089	7,556	—	24,748

Other income (expense):
Interest expense	(12,077)	(503)	(1,083)	—	(13,663)
Management fee income (expense)	4,806	(4,806)	—	—	—
Other income (expense), net	5,709	(3,950)	(2,097)	—	(338)
Total other income (expense)	(1,562)	(9,259)	(3,180)	—	(14,001)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(5,459)	11,830	4,376	—	10,747
Provision (benefit) for taxes on income	1,467	(3,179)	4,384	—	2,672
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(6,926)	15,009	(8)	—	8,075
Equity in earnings of subsidiaries	14,124	—	—	(14,124)	—
Earnings (loss) from continuing operations before discontinued operations	7,198	15,009	(8)	(14,124)	8,075
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(222)	(655)	—	(877)
Net earnings (loss)	$7,198	$14,787	$(663)	$(14,124)	$7,198

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$940,799	$621,406	$(133,018)	$1,429,187
Costs and expenses:
Cost of sales	—	760,084	509,967	(133,018)	1,137,033
Engineering, selling and administrative expense	15,514	105,291	79,814	—	200,619
Amortization expense	—	511	1,822	—	2,333
Restructuring	—	81	894	—	975
Total costs and expenses	15,514	865,967	592,497	(133,018)	1,340,960

Earnings (loss) from operations	(15,514)	74,832	28,909	—	88,227

Other income (expense):
Interest expense	(36,894)	(1,469)	(3,385)	—	(41,748)
Management fee income (expense)	14,427	(14,427)	—	—	—
Other income (expense), net	28,242	(15,135)	(12,841)	—	266
Total other income (expense)	5,775	(31,031)	(16,226)	—	(41,482)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(9,739)	43,801	12,683	—	46,745
Provision (benefit) for taxes on income	(1,773)	8,206	5,720	—	12,153
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(7,966)	35,595	6,963	—	34,592
Equity in earnings of subsidiaries	41,758	—	—	(41,758)	—
Earnings (loss) from continuing operations before discontinued operations	33,792	35,595	6,963	(41,758)	34,592
Discontinued operations:
Loss from discontinued operations, net of income taxes	(66)	(847)	(662)	—	(1,575)
Gain on sale of discontinued operations, net of income taxes	—	—	709	—	709
Net earnings (loss)	$33,726	$34,748	$7,010	$(41,758)	$33,726

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2003
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$764,374	$501,405	$(83,889)	$1,181,890
Costs and expenses:
Cost of sales	—	598,307	410,983	(83,889)	925,401
Engineering, selling and administrative expense	12,478	105,684	66,175	—	184,337
Amortization expense	—	502	1,651	—	2,153
Restructuring	—	2,913	2,997	—	5,910
Total costs and expenses	12,478	707,406	481,806	(83,889)	1,117,801

Earnings (loss) from operations	(12,478)	56,968	19,599	—	64,089

Other expense:
Interest expense	(39,185)	(1,737)	(2,758)	—	(43,680)
Management fee income (expense)	14,455	(14,455)	—	—	—
Other income (expense), net	21,353	(12,319)	(9,340)	—	(306)
Total other expense	(3,377)	(28,511)	(12,098)	—	(43,986)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(15,855)	28,457	7,501	—	20,103
Provision (benefit) for taxes on income	6,472	(11,182)	9,938	—	5,228
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(22,327)	39,639	(2,437)	—	14,875

Equity in earnings of subsidiaries	31,373	—	—	(31,373)	—
Earnings (loss) from continuing operations before discontinued operations	9,046	39,639	(2,437)	(31,373)	14,875
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(754)	(1,334)	—	(2,088)
Loss on sale of discontinued operations, net of income taxes	—	(262)	(3,479)	—	(3,741)
Net earnings (loss)	$9,046	$38,623	$(7,250)	$(31,373)	$9,046

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$20,148	$1,517	$30,972	$—	$52,637
Marketable securities	2,242	—	—	—	2,242
Accounts receivable - net	213	90,044	129,760	—	220,017
Inventories - net	—	116,935	213,279	—	330,214
Deferred income taxes	15,685	—	58,619	—	74,304
Other current assets	399	28,476	18,207	—	47,082
Total current assets	38,687	236,972	450,837	—	726,496

Property, plant and equipment - net	11,933	164,501	155,174	—	331,608
Goodwill	5,434	246,897	154,255	—	406,586
Other intangible assets - net	—	41,788	80,259	—	122,047
Deferred income taxes	35,862	—	579	—	36,441
Other non-current assets	30,174	32,513	22,433	—	85,120
Investment in affiliates	448,160	119,394	210,625	(778,179)	—
Total assets	$570,250	$842,065	$1,074,162	$(778,179)	$1,708,298

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$45,026	$217,949	$240,173	$—	$503,148
Current portion long-term debt	2,900	—	329	—	3,229
Short-term borrowings	—	—	17,859	—	17,859
Product warranties	—	19,156	13,565	—	32,721
Product liabilities	—	27,556	1,483	—	29,039
Total current liabilities	47,926	264,661	273,409	—	585,996

Non-Current Liabilities:
Long-term debt, less current portion	543,504	—	19,316	—	562,820
Pension obligations	2,866	18,037	30,893	—	51,796
Postretirement health and other benefit obligations	54,398	14	—	—	54,412
Intercompany	(415,898)	(77,358)	222,569	270,687	—
Other non-current liabilities	1,532	51,550	64,270	—	117,352
Total non-current liabilities	186,402	(7,757)	337,048	270,687	786,380

Stockholders’ equity	335,922	585,161	463,705	(1,048,866)	335,922

Total liabilities and stockholders’ equity	$570,250	$842,065	$1,074,162	$(778,179)	$1,708,298

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2003
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$11,816	$(100)	$33,252	$—	$44,968
Marketable securities	2,220	—	—	—	2,220
Accounts receivable - net	4,086	76,648	164,276	—	245,010
Inventories - net	—	89,103	143,774	—	232,877
Deferred income taxes	50,297	—	21,484	-	71,781
Other current assets	302	24,944	23,987	—	49,233
Total current assets	68,721	190,595	386,773	—	646,089

Property, plant and equipment - net	12,089	149,696	172,833	—	334,618
Goodwill	5,434	249,599	151,200	—	406,233
Other intangible assets - net	—	44,483	79,897	—	124,380
Deferred income taxes	12,906	—	21,585	—	34,491
Other non-current assets	26,370	8,397	22,003	—	56,770
Investment in affiliates	448,160	100,937	210,667	(759,764)	—
Total assets	$573,680	$743,707	$1,044,958	$(759,764)	$1,602,581

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$17,649	$202,917	$233,828	$—	$454,394
Current portion of long-term debt	2,900	—	305	—	3,205
Short-term borrowings	—	—	22,011	—	22,011
Product warranties	—	19,805	14,018	—	33,823
Product liabilities	—	29,145	2,646	—	31,791
Total current liabilities	20,549	251,867	272,808	—	545,224

Non-Current Liabilities:
Long-term debt, less current portion	559,640	—	7,444	—	567,084
Pension obligations	12,467	14,309	30,463	—	57,239
Postretirement health and other benefit obligations	—	54,283	—	—	54,283
Intercompany	(332,026)	(113,823)	227,802	218,047	—
Other non-current liabilities	14,626	9,362	56,339	—	80,327
Total non-current liabilities	254,707	(35,869)	322,048	218,047	758,933

Stockholders’ equity	298,424	527,709	450,102	(977,811)	298,424

Total liabilities and stockholders’ equity	$573,680	$743,707	$1,044,958	$(759,764)	$1,602,581

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$69,613	$(2,186)	$(23,185)	$(45,154)	$(912)

Cash Flows from Investing:
Capital expenditures	(2,686)	(14,927)	(9,833)	—	(27,446)
Proceeds from sale of property, plant and equipment	40	11	6,451	—	6,502
Purchase of marketable securities	(22)	—	—	—	(22)
Intercompany investments	(46,559)	(8,397)	9,802	45,154	—
Net cash provided by (used for) investing activities of continuing operations	(49,227)	(23,313)	6,420	45,154	(20,966)
Net cash provided by investing activities of discontinued operations	—	—	9,000	—	9,000
Net cash provided by (used for) investing activities	(49,227)	(23,313)	15,420	45,154	(11,966)

Cash Flows from Financing:
Proceeds from (payments on) long-term debt	(17,709)	—	(143)	—	(17,852)
Proceeds from (retirements of) notes payable	—	—	8,259	—	8,259
Proceeds from notes financing	—	27,116	—	—	27,116
Exercises of stock options	5,656	—	—	—	5,656
Net cash provided by (used for) financing activities	(12,053)	27,116	8,116	—	23,179

Effect of exchange rate changes on cash	—	—	(2,632)	—	(2,632)

Net increase (decrease) in cash and cash equivalents	8,333	1,617	(2,281)	—	7,669

Balance at beginning of period	11,816	(100)	33,252	—	44,968
Balance at end of period	$20,149	$1,517	$30,971	$—	$52,637

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$33,844	$43,041	$47,512	$(30,670)	$93,727

Cash Flows from Investing:
Capital expenditures	(722)	(5,030)	(16,497)	—	(22,249)
Proceeds from sale of property, plant and equipment	—	91	10,618	—	10,709
Sale of marketable securities	153	—	—	—	153
Intercompany investments	43,175	(38,132)	(35,713)	30,670	—
Net cash provided by (used for) investing activities of continuing operations	42,606	(43,071)	(41,592)	30,670	(11,387)
Net cash provided by investing activities of discontinued operations	—	2,289	—	—	2,289
Net cash provided by (used for) investing activities	42,606	(40,782)	(41,592)	30,670	(9,098)

Cash Flows from Financing:
Proceeds from (payments on) long-term debt	(57,774)	(209)	2,789	—	(55,194)
Proceeds from (retirements of) notes payable	(2,000)	—	—	—	(2,000)
Debt issuance costs	(1,977)	—	—	—	(1,977)
Exercises of stock options	95	—	—	—	95
Net cash provided by (used for) financing activities	(61,656)	(209)	2,789	—	(59,076)

Effect of exchange rate changes on cash	—	—	1,925	—	1,925

Net increase (decrease) in cash and cash equivalents	14,794	2,050	10,634	—	27,478

Balance at beginning of period	2,650	(1,458)	26,843	—	28,035
Balance at end of period	$17,444	$592	$37,477	$—	$55,513

15.  Business Segments

The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has three reportable segments: Cranes and Related Products (Crane), Foodservice Equipment (Foodservice), and Marine.  Net sales and earnings from operations by segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales:
Crane	$305,716	$247,572	$890,108	$715,071
Foodservice	122,592	122,700	361,563	354,704
Marine	62,841	36,884	177,516	112,115
Total	$491,149	$407,156	$1,429,187	$1,181,890
Earnings from operations:
Crane	$12,560	$8,201	$38,611	$20,013
Foodservice	20,278	20,318	55,132	53,770
Marine	3,163	526	9,998	4,052
Total	36,001	29,045	103,741	77,835
Corporate expense	(4,673)	(4,297)	(15,514)	(13,746)
Interest expense	(14,283)	(13,663)	(41,748)	(43,680)
Loss on debt extinguishment	(481)	—	(1,036)	—
Other income (expense), net	509	(338)	1,302	(306)
Earnings from continuing operations before taxes on income	$17,073	$10,747	$46,745	$20,103

Crane segment operating earnings for the three and nine months ended September 30, 2004 include amortization expense of $0.8 million and $2.3 million, respectively.  Crane segment operating earnings for the three and nine months ended September 30, 2004 include charges of $0.2 million and $1.0 million, respectively, related to restructuring activities (see Note 9. “Restructuring and Plant Consolidation”).  Crane segment operating earnings for the three and nine months ended September 30, 2003 include amortization expense of $0.7 million and $2.2 million, respectively.  Crane segment operating earnings for the three and nine months ended September 30, 2003 include charges of $1.2 million and $5.9 million, respectively, related to restructuring activities (see Note 9. “Restructuring and Plant Consolidation”).

As of September 30, 2004 and December 31, 2003, the total assets by segment were as follows:

	September 30, 2004	December 31, 2003
Crane	$1,168,632	$1,094,183
Foodservice	311,648	290,586
Marine	101,588	91,519
Corporate	126,430	126,293
Total	$1,708,298	$1,602,581

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Analysis of Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales:
Cranes and Related Products	$305,716	$247,572	$890,108	$715,071
Food service Equipment	122,592	122,700	361,563	354,704
Marine	62,841	36,884	177,516	112,115
Total net sales	$491,149	$407,156	$1,429,187	$1,181,890

During the second quarter of 2004, we completed the sale of our wholly-owned subsidiary, Delta Manlift SAS (Delta).  In addition, during the fourth quarter of 2003, we completed plans to close our other Aerial Work Platform businesses located in Dilingen, Germany and Shady Grove, Pennsylvania, which were subsequently closed during 2004.  Also, during the fourth quarter of 2003, we terminated our distributor agreement with North Central Crane & Excavator Sales Corporation (North Central Crane), our wholly-owned crane distributor.  Finally, during the first quarter of 2003 we completed the sale of Femco Machine Company, Inc. (Femco).  We have reported the results of these operations as discontinued and have restated prior period amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior period amounts throughout this Management Discussion and Analysis have been restated to reflect the reporting of these operations as discontinued.

Consolidated net sales for the three months ended September 30, 2004 increased 20.6% to $491.1 million, from $407.2 million for the same period in 2003.  Consolidated net sales for the nine months ended September 30, 2004 increased 20.9% to $1.4 billion, from $1.2  billion for the same period in 2003.  The increase in sales for the three months ended September 30, 2004 compared to the same period in 2003 was driven by the results of our Crane and Marine segments, as Foodservice sales were flat with the prior period.  Increased sales for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 were the result of increased sales in all three of our segments.

Net sales from the Crane segment for the three months ended September 30, 2004 increased 23.5% to $305.7 million versus $247.6 million for the three months ended September 30, 2003.  Net sales from the Crane segment for the nine months ended September 30, 2004 increased 24.5% to $890.1 million versus $715.1 million for the nine months ended September 30, 2003.  The increased sales for both the three and nine months were driven by increased volume of tower and mobile hydraulic cranes worldwide, increased crawler crane sales in Asia, increases in our aftermarket sales and service business, and the impact of the Euro exchange rate from period to period.  The impact of the Euro exchange rate was 2.9% and 3.8% of the 23.5% and 24.5% increase in sales during the three and nine months ended September 30, 2004, respectively, as compared to sales for the three and nine months ended September 30, 2003.  As of September 30, 2004, total Crane segment backlog was $288.7 million compared to $150.5 million as of September 30, 2003.

Net sales from the Foodservice segment were flat at $122.6 million for the three months ended September 30, 2004 versus $122.7 million for the three months ended September 30, 2003.  Sluggish demand, reflecting a cool summer, held Foodservice net sales flat for the three month period.  Net sales from the Foodservice segment for the nine months ended September 30, 2004 increased 1.9% to $361.6 million versus $354.7 million for the nine months ended September 30, 2003.

Revenues from our Marine segment increased 70.4% and 58.3% in the three and nine months ended September 30, 2004, respectively, compared to the three and nine months ended September 30, 2003. The increases were a result of higher commercial contract revenue from construction contracts awarded to us during late 2003 and early 2004.  In addition, sales for the first nine months of 2003 were adversely affected by the 44-day strike at Marinette Marine Corporation (Marinette).  Finally, we had a higher mix of profitable repair work in the first quarter of 2004 compared to the first quarter of 2003.  Between January and April of 2004, we had one of the largest fleets in our history docked at our Sturgeon Bay shipyard.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Earnings from operations:
Cranes and Related Products	$12,560	$8,201	$38,611	$20,013
Foodservice Equipment	20,278	20,318	55,132	53,770
Marine	3,163	526	9,998	4,052
Corporate expense	(4,673)	(4,297)	(15,514)	(13,746)
Total	$31,328	$24,748	$88,227	$64,089

Crane segment operating earnings for the three and nine months ended September 30, 2004 includes amortization expense of $0.8 million and $2.3 million, respectively.  Operating earnings of the Crane segment for the three and nine months ended Septmber 30, 2004 includes charges of $0.2 million and $1.0 million, respectively, related to restructuring activities.  The restructuring charges relate to costs incurred for the consolidation of certain of our European crane facilities.  These charges have been included in restructuring and plant consolidation costs in the Consolidated Statement of Operations for the three and nine months ended September 30, 2004.  Crane segment operating earnings for the three and nine months ended September 30, 2003 includes amortization expense of $0.7 million and $2.2 million, respectively.  Operating earnings of the Crane segment for the three and nine months ended Septmber 30, 2003 also includes restructuring charges of $1.2 million and $5.9 million, respectively.  During the second quarter of 2003, the company recorded a $4.2 million charge related to a write-down of certain facilities to estimated fair value less cost to sell as a result of consolidation of certain Crane segment operations.  The remainder of charges relate to costs incurred for the consolidation of certain of our European crane facilities. These charges have been included in restructuring and plant consolidation costs in the Consolidated Statement of Operations for the three and nine months ended September 30, 2003.

Gross profit of all three segments was negatively impacted by increased commodity prices, especially steel, during the second and third quarters of 2004 compared to the same periods in 2003.  Increased commodity prices decreased gross profit for the Crane, Foodservice and Marine segments by $1.0 million, $1.0 million and $1.3 million, respectively, compared to the third quarter of 2003.  For the second and third quarters of 2004, gross profit was negatively impacted as a result of commodity price increases in the Crane, Foodservice and Marine segments by $5.2 million, $2.5 million and $1.8 million, respectively, compared to 2003.  In all cases, the impact of commodity price increases on gross profit is net of price increases to our customers and adjustments to our material standards.  Consolidated gross profit for the three months ended September 30, 2004 was $95.8 million, an increase of 12.1% over the consolidated gross profit for the same period in 2003 of $85.4 million.  Gross profit margin was 19.5% and 21.0% for the three months ended September 30, 2004 and 2003, respectively.  Consolidated gross profit for the nine months ended September 30, 2004 was $292.2 million, an increase of 13.9% over the consolidated gross profit for the same period in 2003 of $256.5 million.  Gross profit margin was 20.4% and 21.7% for the nine months ended September 30, 2004 and 2003, respectively.  In addition to the impact of the increased commodity prices, consolidated gross profit for the three and nine months ended September 30, 2004 was impacted by the following items: (i) increased volumes in the Crane and Marine segments; (ii) a profitable repair season in the Marine segment during the first part of 2004; (iii) the effects of integration savings; (iv) favorable product mix and cost reductions implemented in recent years in the Foodservice segment; (v) lower margin commercial construction projects and constructing of first time vessels at our shipyards, both of which negatively impacted margins, (vi) the effect of the strike at Marinette Marine in the first quarter of 2003 and (vii) a strong Euro.

Engineering, selling and administrative expenses increased $4.7 million for the three months ended September 30, 2004 compared to the same period in 2003.  Approximately $1.7 million of this increase was the result of the exchange rate between the U.S. Dollar and the Euro during the third quarter of 2004 compared to third quarter of 2003.  Engineering, selling and administrative expenses increased $16.3 million for the nine months ended September 30, 2004 compared to the same period in 2003.  Approximately $7.0 million of this increase is the result of the exchange rate between the U.S. Dollar and the Euro during the first nine months of 2004 compared to the first nine months of 2003.  Engineering spending in the Crane and Foodservice segments for new product introductions and higher employee benefit costs in all three segments also contributed to the increase in expenses.  Corporate expenses increased approximately $0.4 million and $1.8 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003.  This is primarily the result of $0.5 million expense for a sales and use tax settlement (incurred in the first quarter of 2004) and costs associated with our compliance activities relating to the Sarbanes-Oxley Act of 2002.

For the three months ended September 30, 2004, the Crane segment reported net operating earnings of $12.6 million compared to $8.2 million for the three months ended September 30, 2003.  For the nine months ended September 30, 2004, the Crane segment reported net operating earnings of $38.6 million compared to $20.0 million for the nine months ended September 30, 2003.  As discussed above, the Crane segment recorded restructuring charges during the third quarter of 2004 and 2003 of $0.2 million and $1.2 million, respectively, and $1.0 million and $5.9 million during the nine months ended September 30, 2004 and 2003, respectively, which are included in operating earnings of the Crane segment for each respective period.  Operating earnings of the Crane segment for both the three and nine months ended September 30, 2004, were positively impacted by increased volume, the Euro exchange rate and cost savings as a result of prior year integration actions.  Operating earnings were negatively impacted by competitive pricing into emerging markets, and increased commodity prices.

Operating earnings in the Foodservice segment were flat at $20.3 million for both the three months ended September 30, 2004 and 2003.  Operating earnings for the three months ended September 30, 2004 were impacted by increased commodity prices, as discussed above, and higher engineering expenses as a result of new product introductions.  Operating earnings in the Foodservice segment increased 2.5% to $55.1 million during the nine months ended September 30, 2004 compared to $53.8 million for the same period in 2003.  The improvement for the nine month period resulted from ongoing cost improvements and improved gross margin as a result of increased volumes, which improvements are offset by increased commodity prices and increased engineering spending for new product development.

Operating earnings in the Marine segment increased 500.1% to $3.2 million during the third quarter of 2004 compared to $0.5 million for the third quarter of 2003.  The increase in operating earnings was the result of higher revenue new contracts awarded to the Marine segment.  Operating earnings were negatively impacted by increased steel prices.  Operating earnings in the Marine segment increased 146.7% to $10.0 million during the nine months ended September 30, 2004 compared to $4.1 million for the nine months ended September 30, 2003. The increase in the Marine segment’s operating earnings was due in large part to the Marinette strike during the first quarter of 2003 and a full slate of new construction work in three of our shipyards continuing throughout the first nine months of 2004.  The Marine segment also benefited from a strong winter repair season in the first quarter of 2004.

Analysis of Non-Operating Income Statement Items

Interest expense increased $0.6 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  This increase is primarily the result of an increase in the weighted average interest rate on our outstanding debt.  On a year-to-date basis for 2004, interest expense decreased $1.9 million compared to the same period in 2003.  This decrease is the result of lower average debt levels from one year ago, offset partially by an increase in the weighted average interest rate on outstanding debt.

During the third quarter of 2004, we recorded a charge of $0.5 million ($0.4 million net of income taxes) related to the prepayment of the term loan B portion of our senior credit facility.  The loss relates to the write-off of unamortized financing fees and unwinding of our floating-to-fixed interest rate swap.  In addition, during the first quarter of 2004, we recorded a charge of $0.6 million ($0.4 million net of income taxes) related to the partial prepayment of the term loan B portion of our senior credit facility.  The loss also relates to the write-off of unamortized financing fees and partial unwinding of the company’s floating-to-fixed interest rate swap.  Both of these charges were recorded in other income (expense), net in the Consolidated Statement of Operations.

As a result of the above, earnings from continuing operations were $13.1 million and $34.6 million for the three and nine months ended September 30, 2004, respectively, compared to $8.1 million and $14.9 million for the three and nine months ended September 30, 2003, respectively.

The losses from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2004 and the three and nine months ended 2003 reflects the operating results of our discontinued Aerial Work Platform, North Central Crane and Femco Machine Company, Inc. (Femco),  businesses.

During the second quarter of 2004, we completed the sale of our wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. Previously, during December 2003, we completed plans to restructure our Aerial Work Platform (AWP) businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dilingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  With the sale of Delta and the closure of the Liftlux and U.S. Manlift operations, we no longer participate in the aerial work platform market, other than providing aftermarket parts and service support.  Delta, Liftlux and U.S. Manlift represent discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of these companies for the three and nine months ended September 30, 2004 and 2003 have been classified as discontinued operations.

During the fourth quarter of 2003, we terminated our distributor agreement with North Central Crane & Excavator Sales Corporation (North Central Crane).  We entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.  The termination of North Central Crane represents a discontinued operation under SFAS No. 144.  Results of this company for the three and nine months ended September 30, 2004 and 2003 have been classified as discontinued operations.

On February 14, 2003, we completed the sale of Femco Machine Company, Inc. (Femco), the Crane segments’ aftermarket replacement parts and industrial repair business, to a group of private investors.  The disposition of Femco represents a discontinued operation under SFAS No. 144.  Results of Femco for the period from January 1, 2003 through February 14, 2003 have been classified as discontinued operations.

The gain on sale or closure of discontinued operations, net of income taxes for the nine months ended September 30, 2004 represents the gain recorded in connection with the sale of Delta. We received $9.0 million for the Delta subsidiary and certain other assets of our AWP businesses.  As a result the sale and additional reserves for the closures of the other AWP businesses, we recorded a $1.0 million pre-tax gain ($0.8 million net of taxes).

The loss on sale or closure of discontinued operations, net of income taxes, for nine months ended September 30, 2003, represents a goodwill impairment recorded by the company during the second quarter of 2003.  We completed our annual impairment analysis of goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As a result, we recorded a goodwill impairment charge of $4.9 million related to our AWP reporting unit, a reporting unit in our Crane segment.  The charge was based on current economic conditions in this reporting unit.  In addition, during the second quarter of 2003, we reached an agreement with Quantum Heavy Equipment, LLC (Quantum) for a final post-closing adjustment for the sale of Manitowoc Boom Trucks, Inc. (Manitowoc Boom Trucks).  The agreement resulted in us paying $4.7 million to Quantum.  Payment of the final post-closing adjustment was made during the third quarter of 2003.  The agreement resulted in us recording an additional charge for the sale of Manitowoc Boom Trucks of approximately $0.6 million ($0.4 million net of tax) during the second quarter of 2003.  These losses are offset by the gain recorded for the sale of Femco during the first quarter of 2003.  Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of taxes).

Financial Condition

First Nine Months of 2004

During the first nine months of 2004, cash and cash equivalents increased approximately $7.7 million to $52.6 million at September 30, 2004.  Cash flows from continuing operations for the nine months ended September 30, 2004 were $1.7 million.  During the first nine months of 2004 we built inventory to accommodate the large increase in backlog in the Crane segment and have increased our crane shipments to Asia which results in cranes remaining in inventory for a longer period of time due to shipment times.  In addition, inventory values were impacted by higher commodity costs.  Offsetting the increase in inventory was net earnings of $33.7 million, a reduction in accounts receivable of $14.3 million, and an increase in payables and other liabilities of approximately $64.5 million due to purchases of inventory and timing of payments.

Capital expenditures for the first nine months of 2004 were $27.5 million, an increase of $5.2 million from the first nine months of 2003.  The primary reasons for the increase were spending on an ERP system in the Foodservice segment, new equipment purchases in the Marine segment and new product tooling costs. In addition, the company received $9.0 million of cash from the sale of Delta during the second quarter of 2004.  These cash proceeds are reported in the discontinued operations section of the cash flow from investing activities.

During the first nine months of 2004, we prepaid all of the Term Loan B portion of our senior credit facility, which resulted in a cash outflow of $17.9 million.

During the first nine months of 2004, we sold $28.6 million of our long term notes receivable to third party financing companies.  We have agreed to provide recourse on the notes to the financing company.  We have accounted for the sale of the notes as a financing of receivables.  Through the first nine months of 2004, $1.5 million of these notes have been collected by the third party financing companies

First Nine Months of 2003

During the first nine months of 2003, cash and cash equivalents increased $27.5 million to $55.5 million at September 30, 2003.  Cash flows from continuing operations for the nine months ended September 30, 2003 were $94.0 million.  During the first nine months of 2003 the most significant providers of cash were cash from earnings of $58.4 million (calculated as net earnings plus non-cash adjustments to reconcile net earnings to cash provided by operating activities of continuing operations), an increase in accounts payable and other liabilities totaling $22.1 million, a decrease in accounts receivable totaling $14.5 million and $9.0 million of tax refund.  Partially offsetting these was an increase in inventories of $10.4 million.

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

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest payments on indebtedness, capital expenditures, and dividends. The primary sources of cash for each of these are cash flows from continuing operations and borrowings under our senior credit facility. We had $54.9 million in cash and short term investments along with $95.9 million of unused availability under the terms of the revolving credit portion of our senior credit facility at September 30, 2004.  The availability under the revolving credit portion of our senior credit facility is reduced for outstanding letters of credit of $29.1 million as of September 30, 2004.

Our debt at September 30, 2004 consisted primarily of our senior notes due 2013, our senior subordinated notes due 2011, and our senior subordinated notes due 2012 as well as outstanding amounts under foreign overdraft facilities.

During the third quarter of 2004 we prepaid the outstanding principal balance of the term loan B portion of our senior credit facility totaling $10.0 million.  As of September 30, 2004 we have no amount outstanding under the term loan A, term loan B or revolving credit portions of our senior credit facility.  The term loan A portion of our senior credit facility was prepaid in full during the fourth quarter of 2003.  Substantially all of our domestic tangible and intangible assets are pledged as collateral under the senior credit facility.

Borrowings under the senior credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the senior credit facility. The annual commitment fee in effect on the unused portion of our revolving credit facility at September 30, 2004 was 0.5%.

On November 6, 2003, we completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations ranking prior to our 175 million Euro of 10 3/8% Senior Subordinated Notes due 2011 ($215.1 million based on September 30, 2004 exchange rates) and prior to our $175 million of 10 ½% Senior Subordinated Notes due 2012.  Our secured senior indebtedness under our senior credit facility ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.  In addition, we may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.  We used the net proceeds from the sale of the Senior Notes due 2013 for prepayment of our term loan A and partial prepayment of its term loan B under its senior credit facility.

We had outstanding at September 30, 2004, 175 million Euro ($215.1 million based on September 30, 2004 exchange rates) of 10 3/8% Senior Subordinated Notes due 2011. The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our senior debt (other than our 10 ½% Senior Subordinated Notes due 2012), are equal in rank to our 10 ½ % Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on these Senior Subordinated Notes due 2011 is payable semiannually in May and November of each year. These notes can be redeemed by us in whole or in part for a premium after May 15, 2006.

We also had outstanding at September 30, 2004,  $175 million of 10 ½% Senior Subordinated Notes due 2012. The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our senior debt (other than our 10 3/8% Senior Subordinated Notes due 2011), are equal in rank to our 10 3/8% Senior Subordinated Notes due 2011, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries.  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year.  These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007.  In addition, we may redeem for a premium, at any time prior to August 1, 2005, up to 35% of the face amount of these Senior Subordinated Notes due 2012 with the proceeds of one or more equity offerings.

Our senior credit facility, Senior Notes due 2013, and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the senior credit facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; consolidated senior leverage ratio; and fixed charge coverage.  These covenants also limit our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures.  The senior credit facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the senior credit facility.  We were in compliance with all covenants as of September 30, 2004, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12-month period.

Recent Accounting Changes and Pronouncements

During December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements were effective immediately for our domestic plans, except for estimated future benefit payments, which are effective for us on December 31, 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.  These interim-period disclosures were effective in the first quarter of 2004.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity.  The consolidation provisions of FIN No. 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003.  The adoption of FIN No. 46 did not have an impact on our Consolidated Financial Statements for the year ended December 31, 2003 for interests created after January 31, 2003 or on our Consolidated Financial Statements for the three and nine months ended September 30, 2004 for interests created before February 1, 2003.

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

Forward-looking statements include descriptions of plans and objectives for future operations, and the assumptions behind those plans.  The words “anticipates,” “believes,” “intends,” “estimates,” and “expects,” or similar expressions, usually identify forward-looking statements.  Any and all projections of future performance are forward-looking statements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures: The company maintains disclosure controls and procedures designed to ensure that information the company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

Internal Controls Over Financial Reporting: The company is currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2004.  This effort includes internal control documentation and review under the direction of senior management.  During the course of these activities, the company has identified certain internal control issues which management believes need to be improved.  These control issues are, in large part, the result of the company’s increased size and complexity due to recent acquisitions.  The review has not identified any material weakness in internal control as defined by the Public Company Accounting Oversight Board.  However, the company has made improvements to its internal controls over financial reporting as a result of its review efforts and will continue to do so.  These improvements include formalization of policies and procedures, changes to employee access to computer systems, improved segregation of duties, and additional monitoring controls.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

(b)         Reports on Form 8-K: The company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2004:

•                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2004	The Manitowoc Company, Inc.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino Senior Vice President and Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
Senior Vice President, General Counsel and Secretary

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2004

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