Form 10-K/A
period 2003-12-31
MANITOWOC CO INC
filed 2005-03-14
CIK 61986

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

Restatement

The company hereby amends its Form 10-K (Items 1, 6, 7, 7A, 8, 9A, and 15) for the year ended December 31, 2003.  This amendment corrects items in the company’s Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and related notes that relate to the accounting treatment of goodwill and other intangibles associated with the Registrant’s foreign acquisitions, as described below.

During the course of the audit of our 2004 financial statements, we determined that the accounting treatment of certain of the company’s goodwill and other intangibles related to our foreign acquisitions did not comply with the requirements of Statement of Financial Accounting Statements (SFAS) No. 52, “Foreign Currency Translation.”  We maintained the value of goodwill and other intangibles associated with our 2001 and 2002 foreign acquisitions at the historic foreign currency exchange rates in place at the date of the acquisition.  We now have concluded that we should have translated these intangible assets into our reporting currency at the exchange rate at each balance sheet date to reflect changes in the applicable foreign currency exchange rates.  This amendment restates the company’s Consolidated Balance Sheets, Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss), and related notes included herein to translate these intangible assets at the end of the periods reported to reflect changes in the applicable foreign exchange rates.

The cumulative impact of the error increases the company’s intangible asset balance and currency translation adjustment balance within shareholders’ equity by $57.6 million and $23.5 million as of December 31, 2003 and 2002, respectively.  This change has no impact on the company’s historical Consolidated Income Statements or Statements of Cash Flows, its financial debt covenants in prior years, or its previous intangible asset impairment analyses under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This change increases (decreases) comprehensive income by $34.0 million, $23.9 million and $(0.4) million for the years ended December 31, 2003, 2002 and 2001, respectively.

See Note 1, “Restatement” in our Notes to Consolidated Financial Statements for further information regarding this restatement.

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

The table below has been restated for the impact of changes in foreign exchange rates on the company’s goodwill and other intangible assets.  See Note 1, “Restatement” in the Notes to the Consolidated Financial Statements for information about the restatement of the asset balances.

	2003	2002	2001

Net sales from continuing operations:
Crane	$962,808	$674,060	$391,109
Foodservice	457,000	462,906	411,637
Marine	151,048	219,457	181,677
Total	$1,570,856	$1,356,423	$984,423

Operating earnings from continuing operations:
Crane	$24,437	$55,613	$62,654
Foodservice	65,927	56,749	57,942
Marine	4,750	19,934	18,924
Corporate	(19,210)	(15,171)	(11,961)
Amortization expense	(2,919)	(2,001)	(11,074)
Curtailment gain	12,897	—	—
Operating earnings from continuing operations	$85,882	$115,124	$116,485

Capital expenditures
Crane	$25,028	$19,116	$17,032
Foodservice	5,005	4,107	7,307
Marine	735	1,490	2,908
Corporate	1,209	8,283	1,857
Total	$31,977	$32,996	$29,104

Total assets:
Crane (as restated)	$1,151,751	$1,046,294	$577,523
Foodservice	290,586	320,840	368,363
Marine	91,519	93,983	77,291
Corporate	126,293	139,529	57,238
Total (as restated)	$1,660,149	$1,600,646	$1,080,415

PRODUCTS AND SERVICES

We sell our products categorized in the following business segments:

Business Segment	Percentage of 2003 Net Sales	Key Products	Key Brands

Cranes and Related Products	61.3%

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

			Manitowoc Potain Grove National

Foodservice Equipment	29.1%

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

			Manitowoc SerVend Multiplex Kolpak Harford-Duracool McCall Koolaire Flomatic Icetronic

Marine	9.6%

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

Backlog. The year-end backlog of crane products includes orders that have been placed on a production schedule, and those orders that we have accepted and that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for Cranes and Related Products at December 31, 2003 approximated $213.2 million, as compared with $133.8 million at December 31, 2002.

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

Geographic Areas

Long-lived Assets in the table below have been restated for the impact of changes in foreign exchange rates on the company’s goodwill and other intangible assets.  See Note 1, “Restatement” in the Notes to the Consolidated Financial Statements for information about the restatement.

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2003	2002	2001	2003	2002
				(as restated)	(as restated)
United States	$902,486	$912,328	$751,071	$498,729	$493,869
Other North America	13,173	25,711	17,333	—	—
Europe	477,001	296,597	155,728	503,874	449,306
Asia	84,066	68,390	31,264	9,610	9,454
Middle East	59,881	18,885	6,905	—	—
Central and South America	10,883	7,410	6,468	711	853
Africa	7,906	7,291	6,180	—	—
South Pacific and Caribbean	2,989	13,275	6,872	—	—
Australia	12,471	6,536	2,602	1,136	—
Total	$1,570,856	$1,356,423	$984,423	$1,014,060	$953,482

PART II

Item 6.  SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc. The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information presented reflects all business units other than Manitowoc Boom Trucks, Femco Machine Company, Inc., North Central Crane and the Aerial Work Platform businesses, which were either sold or closed during 2004, 2003 and 2002 and are reported in discontinued operations in the accompanying Consolidated Financial Statements. The results of all businesses acquired or divested during the time periods presented are included in the table from their acquisition date or up to their divestiture date.

Identifiable assets in the table below have been restated for the impact of changes in foreign exchange rates on the company’s goodwill and other intangible assets.  See Note 1, “Restatement” in the Notes to the Consolidated Financial Statements for information about the restatement.

The Manitowoc Company, Inc
SIX YEAR FINANCIAL SUMMARY

(Thousands of dollars, except shares and per share data)

	2003	2002	2001	2000	1999	1998
Net sales
Cranes and Related Products	$962,808	$674,060	$391,109	$240,027	$245,569	$243,024
Foodservice Equipment	457,000	462,906	411,637	425,080	379,625	319,457
Marine	151,048	219,457	181,677	71,942	55,204	45,412
Total	1,570,856	1,356,423	984,423	737,049	680,398	607,893
Gross profit	332,734	321,337	270,598	215,071	209,693	179,415
Earnings From Operations
Cranes and Related Products	24,437	55,613	62,654	52,383	51,586	41,004
Foodservice Equipment	65,927	56,749	57,942	61,368	65,372	52,950
Marine	4,750	19,934	18,924	8,902	7,297	6,978
Corporate	(19,210)	(15,171)	(11,961)	(12,313)	(11,166)	(10,543)
Amortization expense	(2,919)	(2,001)	(11,074)	(6,721)	(5,932)	(3,421)
Curtailment gain	12,897	—	—	—	—	—
Total	85,882	115,124	116,485	103,619	107,157	86,968
Interest expense	(56,901)	(51,963)	(37,408)	(12,809)	(10,780)	(9,694)
Loss on debt extinguishment	(7,300)	—	(5,540)	—	—	—
Other income (expense) - net	314	1,918	(1,268)	(2,039)	(1,972)	(1,465)
Earnings from continuing operations before income taxes	21,995	65,079	72,269	88,771	94,405	75,809
Provision for taxes on income	3,959	23,429	27,875	33,020	34,930	27,966
Earnings from continuing operations	18,036	41,650	44,394	55,751	59,475	47,843
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(2,440)	105	1,154	4,517	7,309	3,536
Loss on sale or closure of discontinued operations, net of income taxes	(12,047)	(25,457)	—	—	—	—
Cumulative effect of accounting change, net of income taxes	—	(36,800)	—	—	—	—
Net earnings (loss)	$3,549	$(20,502)	$45,548	$60,268	$66,784	$51,379
Cash Flows
Cash flow from operations	$150,863	$94,539	$106,615	$63,047	$103,371	$56,814
Identifiable Assets (as restated)
Cranes and Related Products	$1,151,751	$1,046,294	$577,523	$171,867	$165,974	$178,470
Foodservice Equipment	290,586	320,840	368,363	359,196	314,982	254,506
Marine	91,519	93,983	77,291	75,757	10,162	7,023
Corporate	126,293	139,529	57,238	35,710	39,122	41,015
Total	$1,660,149	$1,600,646	$1,080,415	$642,530	$530,240	$481,014
Long-term Obligations
Long-term debt	$567,084	$623,547	$446,522	$137,668	$79,223	$79,834
Depreciation
Cranes and Related Products	$36,776	$24,226	$10,926	$2,118	$2,613	$2,729
Foodservice Equipment	6,474	7,071	7,082	6,168	4,861	4,906
Marine	1,027	1,165	998	437	415	333
Corporate	1,160	615	668	352	384	405
Total	$45,437	$33,077	$19,674	$9,075	$8,273	$8,373
Capital Expenditures
Cranes and Related Products	$25,028	$19,116	$17,032	$2,117	$3,221	$2,153
Foodservice Equipment	5,005	4,107	7,307	8,883	8,974	7,415
Marine	735	1,490	2,908	1,481	1,165	1,174
Corporate	1,209	8,283	1,857	168	39	144
Total	$31,977	$32,996	$29,104	$12,649	$13,399	$10,886
Per Share
Basic earnings (loss) per share:
Earnings from continuing operations	$0.68	$1.65	$1.83	$2.24	$2.29	$1.84
Earnings (loss) from discontinued operations, net of income taxes	(0.09)	0.00	0.05	0.18	0.28	0.14
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(1.01)	—	—	—	—
Cumulative effect of accounting changes, net of income taxes	—	(1.46)	—	—	—	—
Net earnings (loss)	$0.13	$(0.82)	$1.87	$2.42	$2.57	$1.98
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.68	$1.62	$1.81	$2.22	$2.27	$1.83
Earnings (loss) from discontinued operations, net of income taxes	(0.09)	0.00	0.05	0.18	0.28	0.14
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(0.99)	—	—	—	—
Cumulative effect of accounting change, net of income taxes	—	(1.43)	—	—	—	—
Net earnings (loss)	$0.13	$(0.80)	$1.86	$2.40	$2.55	$1.97

Average shares outstanding:
Basic	26,575,450	25,192,562	24,269,807	24,891,387	25,991,711	25,932,356
Diluted	26,702,852	25,781,801	24,548,463	25,122,795	26,200,666	26,125,067

1) Certain information above for years 1998 through 2003 has been restated to show the discontinued operation presentation of Manitowoc Boom Trucks, Inc.  North Central Crane and Excavator Sales Corp, and the Aerial Work Platform businesses.  See Note 5 to the consolidated financial statements.

2) Effective January 1, 2002, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  See Note 8 to the consolidated financial statements.

3) The company acquired certain businesses during 2002 and 2001.  See Note 4 to the consolidated financial statements.  The company acquired three businesses in 2000, two businesses in 1999, and one business in 1998.

4) See Note 1, “Restatement” in the Notes to the Consolidated Financial Statements for information about restatement of the identifiable assets as of December 31, 2003, 2002, and 2001.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10K/A Amendment No. 1.

OVERVIEW

Manitowoc is a diversified, multi-industry manufacturer of cranes, foodservice equipment and mid-size commercial and military ships. The centerpiece of our efforts is and will continue to be to provide customer-focused, quality products and services to the markets we serve, with the goal to continuously improve economic value for our shareholders. We report in three segments, Crane, Foodservice and Marine.

The following discussion and analysis covers key drivers behind our results for 2003 and is broken down into three major sections. First, we provide an overview of our results of operations for the years 2001 through 2003 on a consolidated basis and by business segment. Next we discuss our market conditions, acquisitions, liquidity and capital resources, and our risk management techniques. Finally, we provide a discussion of contingent liabililty issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.

All dollar amounts, except per share amounts, are in thousands of dollars throughout the tables included in this Management Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

During the second quarter of 2004, we completed the sale of Delta Manlift SAS (“Delta”). In 2003, we decided to discontinue the scissor-lift and boom-lift product segments, to close the Potain GmbH facility in Dillingen, Germany (“Liftlux”) and to discontinue US Manlift production at the Shady Grove, Pennsylvania facility. The Delta, Liftlux and US Manlift businesses together constituted our aerial work platform (“AWP”) business. In addition, we sold the assets of North Central Crane & Excavator Sales Corporation (“North Central Crane”). In 2002, we sold Manitowoc Boom Trucks, Inc. (“Manitowoc Boom Trucks”) and determined to divest from Femco Machine Company, Inc. (“Femco”), which sale and divestiture occurred in 2003. The following discussion and analysis reflects the treatment of all of these operations as discontinued in accordance with SFAS No. 144. See “Selected financial data” and “Reconciliation of adjusted to historical financial data” for further information on our historical and adjusted results.

We have restated certain items under the Risk Management section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the adjustments to cumulative translation adjustment component of stockholder’s equity at December 31, 2003. See Note 1, “Restatement” in the Notes to the Consolidated Financial Statements for further information.

RESULTS OF CONSOLIDATED OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands of dollars)

Net sales	$1,570,856	$1,356,423	$984,423
Costs and expenses:
Cost of sales	1,238,122	1,035,086	713,825
Engineering, selling and administrative expenses	246,741	192,603	143,039
Amortization expense	2,919	2,001	11,074
Restructuring and plant consolidation costs	10,089	11,609	—
Curtailment gain	(12,897)	—	—
Total costs and expenses	1,484,974	1,241,299	867,938

Earnings from operations	85,882	115,124	116,485

Other expenses:
Interest expense	(56,901)	(51,963)	(37,408)
Loss on debt extingushment	(7,300)	—	(5,540)
Other income (expense), net	314	1,918	(1,268)
Total other expenses	(63,887)	(50,045)	(44,216)

Earnings from continuing operations before income taxes	21,995	65,079	72,269
Provision for taxes on income	3,959	23,429	27,875
Earnings from continuing operations	18,036	41,650	44,394

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(2,440)	105	1,154
Gain (loss) on sale or closure of discontinued operations, net of income taxes	(12,047)	(25,457)	—
Cumulative effect of accounting change, net of income taxes	—	(36,800)	—
Net earnings (loss)	$3,549	$(20,502)	$45,548

Year ended December 31, 2003 compared to 2002

Consolidated net sales increased 15.8% in 2003 to $1.6 billion from $1.4 billion in 2002. This increase in sales was due to the acquisition of Grove on August 8, 2002. Grove was included in our consolidated financial results for a full year in 2003 versus just under five months in 2002. Consolidated net sales for 2003 were also impacted by a further downturn in the US crawler crane market that began in 2002. The decline in the domestic crawler crane market was partially offset in the Crane segment by modest improvements in tower and mobile telescopic crane sales in parts of Europe and Asia. Consolidated net sales in 2003 were also negatively impacted in our Marine segment from customer deferrals of new construction projects and a union strike in the first quarter. In addition, our 2003 consolidated net sales were bolstered by the impact that the stronger euro had on the global consolidation of our US dollar denominated financial statements.

Gross margin decreased in 2003 to 21.2% from 23.7% in 2002. This decline was due to reduced margins in our Crane and Marine segments, offset by a gross margin improvement in our Foodservice segment. Crane segment gross margin declined 4.4 percentage points during 2003 as a result of the following items: (i) the loss of our ability to spread fixed costs over a comparable base of revenue due to the decline in production volumes in our domestic crawler crane business; (ii) a shift in product mix toward smaller mobile telescopic cranes; (iii) worldwide price competition in our Crane segment; and (iv) lower historical margins for the Grove product line. Foodservice segment gross margin increased 1.5 percentage points during 2003 as the result of facility consolidations and operational improvements. Marine segment gross margin declined 0.5 percentage points during 2003 due to the following: (i) the change in mix of new construction project work toward projects in their earlier stages; (ii) customer deferrals of new project awards during the year; and (iii) the impact of the strike at Marinette during the first quarter of the year. The strengthening of the euro versus the US dollar in 2003 caused our manufacturing costs to increase at our European manufacturing facilities when converted to US dollars in our consolidated financial statements. In addition, all of our segments experienced increased healthcare and insurance costs during 2003 versus 2002.

ES&A increased during 2003 to 15.7% of net sales versus 14.2% of net sales in 2002. This percentage increase was due to lower sales volumes in the Crane and Marine segments, a larger volume of new project quotation activity within our Marine segment, the impact of the exchange rate between the US dollar and the euro in 2003 versus 2002, and higher corporate expenses. The increase in corporate expenses in 2003 is the result of growth due to recent acquisitions, corporate assumption of certain staff responsibilities previously handled by acquired companies and 2003 increases in health and insurance costs. In addition, during 2003, we invested in the development and introduction of new products within both our Crane and Foodservice segments. Our investment in new products resulted in increases in research and development spending as well as additional engineering costs. During 2003, the Crane segment introduced 15 new products, while the Foodservice segment introduced 25 new products. Offsetting these increases in ES&A costs, the total ES&A expenses were less in the Foodservice and Marine segments in 2003 than they were in 2002 by 1.4% and 4.3%, respectively. All three of our segments took several actions to control and reduce certain ES&A expenses in 2003 and future years. These actions included the continued consolidation of Crane segment facilities in Europe, closure of our National Crane facility in Waverly, Nebraska, consolidating support functions and consolidations of certain of our beverage equipment distribution facilities.

Amortization expense of $2.9 million during 2003 increased 45.9% over the $2.0 million reported in 2002. This increase in amortization expense in 2003 was the result of a full year of amortization of patents acquired in the Grove acquisition during the third quarter of 2002 and the increased US dollar translation of amortization expenses denominated in euros.

Throughout 2003, we completed certain restructuring activities primarily within our Crane segment as a continuation of the Grove acquisition in 2002 as well as other initiatives to reduce our overall fixed cost structure.

We recorded a total of $10.1 million in restructuring costs during 2003. Of this amount, $3.5 million was the result of the write-down of the values of certain properties in the US and Europe that were made redundant as a result of our integration and reorganization activities. Our European crane operations also recognized $2.5 million in restructuring costs associated with the closure of certain facilities and the relocation of inventory, equipment and people to other facilities. We also recorded $3.0 million in restructuring costs associated with the closure of our National Crane production facility and the relocation of the production of our National Boom Truck product line. In addition, our Foodservice segment recorded $1.0 million in restructuring costs associated with the closure of its ice-machine production facility in Italy to be relocated to China and the disposal of our Multiplex facility in St. Louis, Missouri.

During 2003, we recognized a $12.9 million curtailment gain as the result of certain amendments to our postretirement health benefit plan, which will reduce the amount of certain benefits participants will receive in future years.

After taking all of the above matters into account, our consolidated operating earnings from continuing operations for the year ended December 31, 2003 were $85.9 million, which was 25.4% lower than 2002. Consolidated operating earnings in 2003 were 5.5% of net sales compared to 8.5% of net sales in 2002.

Interest expense during 2003 of $56.9 million was 9.6% higher than the $52.0 million recorded during 2002. This increase in 2003 is due to a full year’s worth of interest expense related to the 10 1/2% senior subordinated notes due 2012. These notes were issued in August 2002 to complete the Grove acquisition. In addition, the increase in the euro versus US dollar exchange rate caused increased expense associated with our euro-denominated 10 3/8% senior subordinated notes due 2011. The weighted average interest rate paid on all outstanding debt at December 31, 2003 was 7.9% as compared to 7.0% at December 31, 2002.

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

Discontinued operations include the results of operations of Femco, North Central Crane and our AWP business and the costs associated with the sale or closure of these businesses. In addition, discontinued operations include the cost associated with the final purchase price adjustment from the sale of Manitowoc Boom Trucks in 2002. The AWP business which was discontinued included our Delta subsidiary, which was sold in the second quarter of 2004, the Liftlux product line and facility located in Dillingen, Germany, our scissor-lift and boom-lift product categories and our US Manlift product line. During 2003, we recorded a $14.8 million charge ($12.0 million net of tax) related to the decision to exit these AWP product categories and facilities and the sale of North Central Crane. This total charge is made up of the following items: (i) $3.5 million for early termination of a facility lease contract; (ii) $3.9 million for the write-down of certain inventory to its estimated realizable value; (iii) $1.4 million for employee severance; (iv) $4.9 million for the recognition of a goodwill impairment charge in the AWP reporting unit in the second quarter of 2003; and (v) $1.1 million for other asset impairment charges and estimated costs to close these operations.

Year ended December 31, 2002 compared to 2001

Consolidated net sales for the year ended December 31, 2002 increased 37.8% to $1.4 billion, from just under $1.0 billion for the same period in 2001. A significant portion of this increase is the result of the acquisitions in our Crane segment. Results for 2002 included a partial year of Grove, which we completed on August 8, 2002, and a full year of Potain, which was acquired on May 9, 2001. During 2002, Foodservice segment net sales increased 12.5% and Marine segment sales increased 20.8% versus the prior year. The Foodservice increase was due to increased volumes in our ice and beverage businesses during the second half of 2002, as well as increased sales volumes in our private label residential refrigerator product throughout the year. The sales increase in our Marine segment was due to strong new construction activity versus the prior year, including several US Coast Guard buoy tenders and the start up of production on one of three Staten Island ferries and a Great Lakes ice breaker for the US Coast Guard.

Gross margin decreased in 2002 to 23.7% from 27.5% in 2001. Gross margin in the Crane segment declined 5.4 percentage points in 2002 versus 2001. Cost of sales for 2002 includes a fourth quarter charge of $3.3 million associated with selling acquired Grove inventory at fair market value rather than actual production costs. Future periods will not been affected by similar charges because all of the write-up to fair value of the acquired inventory was reflected through costs of sales in 2002. The decline in gross margin in 2002 versus 2001 also resulted from lower volumes in our Crane segment and historically lower gross margins from the Grove product lines. Gross margin in the Foodservice segment decreased approximately 1.3 percentage points in 2002. The gross margin in our Marine segment decreased 3.9 percentage points in 2002 versus 2001. This decrease is primarily the result of a continued shift in the mix of revenues to lower-margin project work versus higher-margin repair work. In addition, all of our segments were impacted by higher healthcare costs in 2002.

ES&A expenses increased $49.6 million for the year ended December 31, 2002, compared to 2001. The majority of this increase was the result of the acquisition of Grove in August 2002, the acquisition of Potain in May 2001 and increased healthcare costs across all segments. These three items accounted for approximately $46.8 million of the $49.6 million increase. The remainder of the increase was primarily the result of increased engineering expenses in the Crane and Foodservice segments for new product development and increases in corporate expense as corporate assumed certain staff responsibilities previously handled in the business units of the acquired companies. As a percent of sales, ES&A decreased slightly to 14.2% of net sales in 2002 versus 14.5% for the year ended December 31, 2001. We took several actions in 2002 to control ES&A expense in the current and future years. These actions include consolidation of the Multiplex operation within the Foodservice segment and implementing a reorganization plan in the Crane segment following the Grove acquisition.

Amortization expense decreased $9.1 million for the year ended December 31, 2002, compared to the year ended December 31, 2001. This decrease is the result of our adoption of SFAS No. 142. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to at least annual impairment tests at each reporting unit.

We adopted these new accounting rules for goodwill and other intangible assets on January 1, 2002. Under the transitional provisions of SFAS No. 142, we identified our reporting units, performed impairment tests on the net goodwill and other intangible assets associated with each of the reporting units using a valuation date of January 1, 2002, and determined that a transitional goodwill impairment charge of $51.0 million ($36.8 million net of income tax) was required. This impairment related to our reporting units as follows: Beverage Group (Foodservice segment) $33.1 million and Manitowoc Boom Trucks (Crane segment) $17.9 million. This charge was based upon current economic conditions in those industries. The impairment charge was recorded as a cumulative effect of accounting change in our consolidated statement of earnings in the first quarter of 2002 in accordance with the transitional provisions of SFAS No. 142. Under previous accounting requirements, no goodwill impairment would have been recorded on January 1, 2002.

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

After taking all of these matters into account, consolidated operating earnings for the year ended December 31, 2002, were $115.1 million, or 8.5% of net sales. This compares with $116.5 million, or 11.8% of net sales, for the year ended December 31, 2001.

Interest expense increased $14.6 million for the year ended December 31, 2002, compared to the same period in 2001. This increase was due to additional interest expense related to the 10 1/2% senior subordinated notes due 2012, which were issued in August 2002 to complete the Grove acquisition; additional amortization of debt issue costs related to these notes; and a full year of interest expense and amortization of debt issue costs related to the debt incurred for the Potain acquisition in May 2001. The weighted-average interest rate paid on all outstanding debt as of December 31, 2002 was 7.0%. The 2002 effective tax rate was 36.0% compared to 38.7% in 2001. The effective rate for 2002 approximated the combined domestic federal and state statutory rate reduced by lower foreign effective rates. The lower effective rate reflects the benefits of our global tax planning initiatives and the reduction of non-deductible goodwill amortization associated with our adoption of SFAS No. 142.

Discontinued operations include the results of operations of our AWP business, Femco, Manitowoc Boom Trucks and the costs associated with the sale or closure of these businesses. Our discontinued AWP business included Delta, the Liftlux product line and facility, our scissor-lift and boom-lift product categories and our US Manlift product line. In connection with the Grove acquisition, the United States Department of Justice raised concerns about a possible reduction in competition in the US boom truck market that could result from the acquisition. In order to address these concerns, Manitowoc and Grove agreed with the Department of Justice that, following the completion of the Grove acquisition, we would divest of either Manitowoc Boom Trucks or National Crane Corporation (Grove’s boom truck business). On December 17, 2002, we entered into an agreement with Quantum to sell all of the outstanding stock of Manitowoc Boom Trucks. The Department of Justice approved the sale on December 30, 2002, and it was completed on December 31, 2002. The sales resulted in a loss of approximately $32.9 million ($23.3 million net of income taxes), which has been recorded in gain (loss) on sale or closure of discontinued operations.

In addition, during the fourth quarter of 2002 we finalized our decision to offer Femco for sale. Femco was the Crane segment’s aftermarket replacement parts and industrial repair business. After the Grove acquisition, it was determined that Femco was not a core business to the Crane segment. Femco was sold in February 2003.

During December 2002, we recorded a $3.4 million ($2.1 million net of income taxes) charge related to the decision to divest of Femco. Of the charge, $2.2 million related to recording the net assets of Femco at fair value less cost to sell based on internal estimates. In addition, we performed an impairment analysis of the Femco goodwill in accordance with SFAS No. 142, and determined that the entire $1.2 million of goodwill was impaired. The cumulative $3.4 million charge was recorded in discontinued operations. At December 31, 2002, the assets and liabilities of Femco were recorded as held for sale in other non-current assets and liabilities, respectively, in our consolidated balance sheet.

ANNUAL SALES AND OPERATING EARNINGS BY SEGMENT

Operating earnings reported below by segment are reduced by the amount of expenses relating to restructurings and plant consolidations; these expenses were separately identified, and thus operating earnings did not reflect such expenses, in the Results of Consolidated Operations table above.

Crane

Net sales, operating earnings and operating margin of the Crane segment reflect the operations of AWP, North Central Crane, Manitowoc Boom Trucks and Femco as discontinued. See “Reconciliation of adjusted to historical financial data.”

	2003	2002	2001
	amounts in thousands
Net sales	$962,808	$674,060	$391,109
Operating earnings	24,437	55,613	62,654
Operating margin	2.5%	8.3%	16.0%

Year ended December 31, 2003 compared to 2002

Net sales in the Crane segment increased 42.8% in 2003 compared to 2002. This increase was primarily due to our acquisition of Grove on August 8, 2002. A full year of Grove sales is included in the Crane segment results for 2003. Grove’s net sales for the period from January 1, 2003 through August 8, 2003 were $311.1 million compared to zero in 2002 prior to its acquisition. Crane segment net sales in 2003 were also impacted by the continued and further downturn in the US crawler crane market that began for us in 2002. This decline in the crawler crane market was partially offset by modest improvements in tower and mobile telescopic crane sales in parts of Europe and Asia. In addition, the strengthening of the euro as compared to the US dollar during 2003 resulted in an increase in the US dollar equivalent for sales denominated in euro versus the prior year. Crane segment backlog stood at $213.2 million at December 31, 2003, versus $133.8 million at December 31, 2002.

Crane segment operating earnings decreased $31.2 million in 2003 versus 2002, which represents an operating margin decrease of 5.8 percentage points. A portion of the decrease is attributable to the inclusion of $9.1 million in restructuring costs as a reduction of Crane operating earnings in 2003 versus $7.7 million in 2002. These 2003 costs included $3.5 million for write-down of certain properties to their net realizable value. Approximately $3.0 million in restructuring costs related to the consolidation of our Waverly, Nebraska production into Shady Grove, and $2.5 million for the completion of our restructuring activities associated with our Potain workforce and facilities in Europe. Crane segment operating earnings were also negatively impacted by the following: (i) lower volumes in our domestic crawler crane business; (ii) a shift in product mix in the mobile telescopic product category to smaller capacity units; (iii) worldwide price competition across all product categories; and (iv) lower historical gross margins from the Grove product line.

Year ended December 31, 2002 compared to 2001

Net sales in the Crane segment increased 72.3% to $674.1 million in 2002 compared to 2001. This increase was primarily due to our acquisition of Grove in August 2002 and a full year of Potain sales in 2002. Grove’s net sales since the date of acquisition and Potain’s net sales from January 1, 2002 through May 9, 2002 were $218.4 million and $78.0 million, respectively. The Crane segment experienced a dramatic slowdown in the third quarter of 2002, which continued into the fourth quarter led primarily by decreased volumes in the crawler crane product category and the domestic market. During the first half of 2002, our crane sales outperformed the market and remained relatively stable compared to the overall industry, which was declining at a rate exceeding 10%. Beginning in the third quarter, our sales declined closer to industry rates. Crane segment backlog stood at $133.8 million at December 31, 2002, versus $54.8 million at December 31, 2001. The increase is primarily due to the acquisition of Grove during 2002. Excluding Grove, the Crane segment backlog stood at $48.9 million at December 31, 2002. The decrease in backlog, excluding Grove, is due to the weakened economic conditions that slowed the sales of our crawler cranes.

Crane segment 2002 operating earnings of $55.6 million include a reduction of $7.7 million for restructuring costs. This represents a 7.7% reduction in operating earnings in 2002 compared to 2001. Crane segment operating earnings in 2002 also include the full year impact of Potain operating earnings and the impact of Grove operating earnings since the date of acquisition. In addition, during the fourth quarter of 2002, the Crane segment recognized a $3.3 million charge for selling acquired Grove inventory at fair market value rather than actual production costs. The remaining decrease in Crane segment operating earnings in 2002 compared to 2001 occurred primarily as the result of the lower crawler crane production levels due to the sales decline discussed above.

Foodservice

	2003	2002	2001
	amounts in thousands
Net sales	$457,000	$462,906	$411,637
Operating earnings	65,927	56,749	57,942
Operating margin	14.4%	12.3%	14.1%

Year ended December 31, 2003 compared to 2002

Foodservice segment net sales decreased 1.3% in 2003 compared to 2002. This decrease was the result of lower overall industry shipments in the segment’s ice and beverage businesses. For the full year, industry shipments of ice machines were down approximately 5%. Despite these industry trends, the segment’s ice business reflected increased sales in 2003 compared to 2002, increasing our market share.

Beverage equipment sales in 2003 showed negative comparisons to 2002 due to a major chain new equipment rollout that occurred in the fourth quarter of 2002 that did not reoccur in 2003. Our private label residential refrigerator division net sales in 2003 remained flat compared to 2002. New product introductions by our Foodservice segment bolstered 2003 sales results with the introduction of 25 new products, including the initial rollout of its new “S” Series ice machine product during the fourth quarter of the year.

Foodservice segment operating earnings increased 16.2% in 2003 versus 2002 despite the slight decline in net sales. The significant improvement in operating earnings was due to the strength of the ice business sales, facility consolidation, continued operational improvements across all of the divisions and lower restructuring costs in 2003 ($1.0 million) compared to 2002 ($3.9 million). The 2003 restructuring costs included $0.7 million for closure of our Italian ice-machine production facility and movement of production to China. The remaining restructuring costs were recorded as a result of the additional loss on final disposition of the segment’s Multiplex production facility located in St. Louis, Missouri. In summary, the 2003 operating earnings increase of 16.2% far outpaced the 2003 net sales decline of 1.3% due to favorable mix of sales, operational improvements and facility consolidation.

Year ended December 31, 2002 compared to 2001

Foodservice segment net sales increased 12.5% to $462.9 million in 2002 compared to 2001 levels. This increase was primarily due to increased sales of ice and beverage products throughout the second half of the year, as well as increases in our private label residential refrigeration product throughout the year, while sales of commercial refrigeration products remained flat. We attributed this to commercial refrigeration’s dependency on new-store construction, which has been slower to recover compared with the replacement, expansion and remodeling activity that boosted ice and beverage equipment. For the full year, industry shipments of ice machines were up approximately 5%. New products played a key roll in our 2002 sales growth as several of our Foodservice businesses had major new product introductions during the year.

Operating earnings of the Foodservice segment decreased $1.2 million, or 2.1%, in 2002 compared to 2001. This decrease was primarily due to a $3.9 million restructuring charge taken by the Foodservice segment during 2002 for the consolidation of our Multiplex operations into other Foodservice operations. This improvement in the Foodservice segment’s operating margin was due to growth and related margin contributions in our ice, beverage and residential refrigerator operations, further cost reduction benefits from implementation of manufacturing operational improvements across all the segment’s businesses and consolidations within our beverage and refrigeration operations.

Marine

	2003	2002	2001
	amounts in thousands
Net sales	$151,048	$219,457	$181,677
Operating earnings	4,750	19,934	18,924
Operating margin	3.1%	9.1%	10.4%

Year ended December 31, 2003 compared to 2002

Marine segment net sales decreased 31.2% in 2003 versus 2002. This decrease was due in part to the impact of the 44-day union strike at Marinette in the first quarter of 2003. The strike slowed ship construction progress. The impact of customer deferrals of awarding new construction contracts in the second half 2003 also contributed to the decrease. In addition, several ships that were scheduled to dock at our facilities on the Great Lakes in the fourth quarter of 2003 were rescheduled for winter dry docking until the first quarter of 2004 as many of these boats remained active longer than expected.

Operating earnings in the Marine segment decreased $15.2 million, or 76.2% in 2003 compared to 2002. The reasons for this decline are the following: (i) the change in mix of new construction project work toward newer projects and more commercial construction contracts; (ii) customer deferrals of new project awards during the year; (iii) the impact of the first quarter strike at Marinette on project construction progress and efficiency; and (iv) additional costs incurred in 2003 on bidding for new project contracts. These negative pressures on operating earnings were offset slightly by an increase in ship repair activities during 2003 compared to 2002.

Year ended December 31, 2002 compared to 2001

New construction activity was strong throughout the year and resulted in Marine segment net sales increasing 20.8% to $219.5 million in 2002 compared to 2001. Our 2002 new-construction projects included several buoy tenders and a Great Lakes icebreaker for the US Coast Guard, in addition to the start up of construction on the first of three Staten Island ferries for the City of New York.

Operating earnings increased approximately $1.0 million for the year ended December 31, 2002 compared to the same period in 2001 due primarily to new-construction growth. Operating margins in 2002 decreased approximately 1.3 percentage points compared to 2001. We have experienced a decline in demand for higher-margin repair work for more than two years, primarily due to issues affecting the steel industry, low water levels on the Great Lakes and general domestic economic conditions.

General corporate expenses

	2003	2002	2001
	amounts in thousands
Corporate expenses	$19,210	$15,171	$11,961
% of net sales	1.2%	1.1%	1.2%

Year ended December 31, 2003 compared to 2002

Corporate expenses increased 26.6% in 2003 versus 2002, but remained flat as a percentage of net sales at 1.2%. The reasons for the $4.0 million increase year-over-year include additional personnel and related benefits resulting from our growth and the assumption of certain staff responsibilities previously handled by acquired companies, costs of compliance with new governmental regulations, certain reserves for litigation and additional depreciation expense.

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

ACQUISITIONS

Our growth in 2003, 2002 and 2001 was mainly due to our acquisitions in these years. Over the past five years we have completed eleven acquisitions. All of them were recorded using the purchase method of accounting. Each of these acquisitions is included in our consolidated statements of earnings beginning with the date of acquisition.

The success of our acquisition strategy is dependent upon our ability to successfully integrate the acquired businesses, operate them profitably and accomplish our strategic objectives underlying these acquisitions. We attempt to address these challenges by adhering to a structured acquisition assessment and integration process and by employing appropriate internal resources and experienced personnel to assist us in accomplishing our objectives.

2002 Acquisitions—On August 8, 2002 we acquired all of the outstanding common shares of Grove. The results of Grove’s operations have been included in our consolidated statements of earnings since that date. Grove is a leading provider of mobile telescopic cranes, truck-mounted cranes, boom trucks and aerial work platforms for the global market. Grove’s products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal and military end users. Grove’s products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane and National Crane.

We view Grove as a strategic fit with our crane business for a number of reasons. Grove is a global leader in the mobile telescopic crane industry, specifically in all-terrain and rough-terrain mobile telescopic cranes. We did not offer these types of cranes prior to the acquisition, so Grove filled this void in our product offering. Coupled with our entrance into the tower crane product line with the acquisition of Potain in 2001, Grove enables us to offer customers four major crane categories, namely crawler cranes, tower cranes, mobile telescopic cranes and boom trucks. With the addition of Grove, we are able to offer customers equipment and lifting solutions for virtually every construction application. We also believed that the combination of Potain and Grove would provide opportunities to capitalize on their respective strengths in systems, technologies and manufacturing expertise, and that this combination would create natural synergies in our worldwide distribution and service network.

The aggregate purchase price paid for Grove was $277.8 million. This included the issuance of $70.0 million of our common stock, the assumption of $202.4 million of Grove debt outstanding as of August 8, 2002 and direct acquisition costs of $5.4 million. In exchange for the outstanding shares of Grove common stock, we issued approximately 2.2 million shares of our common stock out of treasury with an average market price of $32.34 per share. The number of shares issued at the close of the transaction was calculated based on the average closing price of our common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction. In addition, we assumed all of Grove’s outstanding liabilities (approximately $477.8 million including the outstanding debt), contingencies and commitments. Substantially all of the assumed debt was refinanced.

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

During 2003, we completed the purchase accounting related to the Grove acquisition and we recorded $30.2 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet. The purchase accounting adjustments related to the following: $13.2 million to finalize the accounting for deferred income taxes, related primarily to the Grove non-US operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania; $2.1 million, $0.5 million and $1.5 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related costs for headcount reductions at the Grove facilities in Europe; $2.0 million of curtailment gain as a result of the closing of the National Crane facility located in Nebraska and its impact on pension obligations (reduction of goodwill); and $1.6 million for other purchase accounting related items.

During 2002, we also completed certain restructuring and integration activities relating to the Grove acquisition. We recorded a charge totaling $12.1 million related to these restructuring and integration activities during 2002. Of this amount, $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during the fourth quarter of 2002. The $4.4 million recorded in the opening balance sheet related to severance and other employee related costs for headcount reductions at Grove facilities.

On April 8, 2002, we purchased the remaining 50% interest in our joint venture Manitowoc Foodservice Europe (f/k/a Fabbrica Apparecchiature per la Praduzione del Ghiaccio Srl), a manufacturer of ice machines based in Italy. The aggregate cash consideration paid by us for the remaining interest was $3.4 million and resulted in $2.6 million of additional goodwill. The $2.6 million of goodwill is included in the Foodservice segment and is not deductible for tax purposes. During the second quarter of 2003, we recorded $0.7 million of purchase accounting adjustments to the April 8, 2002 opening balance sheet.

2001 Acquisitions—On May 9, 2001, we acquired all of the outstanding capital stock of Potain. Potain is a leading designer, manufacturer and supplier of tower cranes for the building and construction industry. The aggregate consideration paid was $425.2 million, which includes $307.1 million paid in cash, direct acquisition costs of $4.1 million ($0.4 million incurred during 2002), assumed liabilities of $138.8 million, the payment of a post-closing purchase price adjustment of $3.6 million in February 2002, and is less cash acquired of $28.4 million.

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

During the fourth quarter of 2003, we made a $1.0 million dollar adjustment to the Potain opening balance sheet for the reversal of the valuation allowance against an acquired net operating loss carryforward.

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

The company also incurred approximately $5.6 million of financing fees in 2003 related to senior debt covenants amendments and issuance of our $150 million of senior notes.  This amount is included Debt Issue Costs of the Consolidated Statement of Cash Flows.

We spent a total of $32.0 million during 2003 for capital expenditures.  The following table summarizes 2003 capital expenditures and depreciation by segment.

	Capital Expenditures	Depreciation
Crane	$25,028	$36,776
Foodservice	5,005	6,474
Marine	735	1,027
Corporate	1,209	1,160
Tota	$31,977	$45,437

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

D.            We do not have any significant guarantees of debt or other commitments to third parties. We have disclosed information related to guarantees in Note 16 to our Consolidated Financial Statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources are as follows:

•                  We have disclosed in Note 16 to the Consolidated Financial Statements our buyback and residual value guarantee commitments.

•                  We also lease various assets under operating leases. The future estimated payments under these arrangements are also disclosed in Note 19 to the Consolidated Financial Statements.

•                  We have disclosed our accounts receivable factoring arrangement with a bank in Note 10 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2003 is as follows:

	Total Committed	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$577,810	$18,216	$183	$10,507	$6,974	$—	$541,930
Capital leases	14,490	7,000	1,618	1,654	1,601	1,432	1,185
Operating leases	82,228	16,087	13,534	11,971	10,613	8,965	21,058
Purchase obligations	—	—	—	—	—	—	—
Total committed	$674,528	$41,303	$15,335	$24,132	$19,188	$10,397	$564,173

* - There were no significant purchase obligation commitments at December 31, 2003

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

For a more detailed discussion of our accounting policies and the financial instruments that we use, please refer to Note 3, “Summary of Significant Accounting Policies,” and Note 10, “Debt,” of the Notes to the Consolidated Financial Statements.

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

The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The cumulative translation adjustment component of stockholders’ equity at December 31,

2003, is $45.3 million, or approximately 12.7% of total stockholders’ equity.  Using year-end exchange rates, the total amount invested in foreign operations at December 31, 2003 was approximately $507.7 million of which approximately $247.4 million was naturally hedged with local, non-U.S. Dollar debt.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements include accounts of The Manitowoc Company, Inc. and all its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes that are incorporated by reference in this prospectus supplement. In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although we have listed a number of accounting policies below which we believe to be most critical, we also believe that all of our accounting policies are important to the reader. Therefore, please refer also to the notes to the consolidated financial statements for more detailed description of these and other accounting policies of ours.

Revenue Recognition.    Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of an arrangement exists, the price is fixed and determinable, collectibility of cash is reasonably assured and delivery has occurred or services have been rendered. We periodically enter into transactions with customers that provide for residual value guarantees and buyback commitments. These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments. These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third-party financing agreement. In addition, we lease cranes to customers under operating lease terms. Proceeds received in connection with these transactions are recognized as revenue over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Revenue Recognition Under Percentage-of-Completion Accounting.    Revenue under long-term contracts within the Marine segment are recognized using the percentage-of-completion (“POC”) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as “recoverable costs and accrued profit on progress completed not billed”, which are included in other current assets in the Consolidated balance sheet. Likewise, contracts where billings to date have exceeded recognized revenues are recorded as “amounts billed in excess of sales”, which are included in accounts payable and accrued expenses in the Consolidated balance sheet. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed when customer change orders are placed. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Claims against customers are recognized as revenue when it is probable that the claim will result in additional contract revenue and the amount can be reliably estimated. Estimated losses are recorded when identified. Historically, the reviews have not resulted in adjustments that were significant to our results of operations. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. We continually evaluate all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

Allowance for Doubtful Accounts.    Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on pre-established percentages to specific aging categories which are subject to change if experience improves or deteriorates.

Inventories and Related Reserve for Obsolete and Excess Inventories.    Inventories are valued at the lower of cost or market using both the first-in, first-out (FIFO) method and the last-in, first-out (LIFO) method and are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon pre-established percentages applied to specific aging categories of inventory. These categories are evaluated based upon historical usage, estimated future usage and sales requiring the inventory. These percentages were established based upon historical write-off experience.

Goodwill and Other Intangible Assets.    We account for goodwill and other intangible assets under the guidance of SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortized; however, it is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews for our reporting units, which have been determined to be Cranes Americas; Cranes Europe, Middle East and Africa; Cranes Asia; Ice Group; Refrigeration Group; Beverage Group; and Marine Group, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by us at June 30, 2004 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and that no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Indefinite and definite lived intangible assets are also subject to impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While we believe our judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Employee Benefit Plans.    We provide a range of benefits to our employees and retired employees, including pension and postretirement healthcare. Annually we record expenses relating to these plans based on calculations specified by US GAAP, which are dependent upon various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The expected return on plan assets is based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds. We review our actuarial assumptions on at least an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by US GAAP, the effects of the modifications are recorded currently or amortized over future periods. Based on information provided by our independent actuaries and other relevant sources, we believe that the assumptions used are reasonable.

Product Liability.    We are subject in the normal course of business to product liability lawsuits. To the extent permitted under applicable laws, our exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits. We record product liability reserves for our self-insured portion of any pending or threatened product liability actions. Our reserve is based upon two estimates. First, we track the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon our best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, we obtain a third-party actuarial analysis to determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserve (collectively referred to as “IBNR”). This actuarial analysis is performed at least twice annually and our IBNR reserve for product liability is adjusted based upon the results of these analysis. We have established a position within the actuarially determined range, which we believe is the best estimate of the IBNR liability.

Income Taxes.    We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recorded a valuation allowance that represents foreign operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. Our policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States. Accordingly, we do not currently provide for additional US and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries.

Stock Options.    We account for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock option based employee compensation costs are reflected in earnings, as all option grants under the plans had an excise price equal to the market value of the underlying common stock on the date of grant.

Warranties.    In the normal course of business we provide our customers a warranty covering workmanship, and in some cases materials, on products manufactured by us. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with our warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing such defective product. We provide for an estimate of costs that may be incurred under our warranty at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products. These costs primarily include labor and materials, as necessary associated with repair or replacement. The primary factors that affect our warranty liability include the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, we assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.

Restructuring Charges.    Restructuring charges for exit and disposal activities are recognized when the liability is incurred. We use the definition of liability found in Financial Accounting Standards Board (“FASB”) Concept Statement No. 6, “Elements of Financial Statements.” In addition, the liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.

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

Crane—market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; changes in world demand for our crane product offering; the replacement cycle of technologically obsolete cranes; demand for used equipment; actions of competitors; and foreign exchange rate risk.

Foodservice—market acceptance of new and innovative products; weather; consolidations within the restaurant and foodservice equipment industries; global expansion of customers; actions of competitors; the commercial ice-cube machine replacement cycle in the United States; specialty foodservice market growth; future strength of the beverage industry; and the demand for quickservice restaurant and kiosks.

Marine—shipping volume fluctuations based on performance of the steel industry; weather and water levels on the Great Lakes; trends in government spending on new vessels; five-year survey schedule; the replacement cycle of older marine vessels; growth of existing marine fleets; consolidation of the Great Lakes marine industry; frequency of casualties on the Great Lakes; and the level of construction and industrial maintenance.

Corporate (including factors that may affect all three segments)—changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; successful and timely completion of new facilities and facility expansions; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations; world-wide political risk; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies; changes in revenue, margins and costs; work stoppages and labor negotiations; and the ability of our customers to obtain financing.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Liquidity and Capital Resources, and Risk Management in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the quantitative and qualitative disclosure about market risk

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” relating to the classification of gains and losses from extinguishment of debt effective January 1, 2003.

As discussed in Note 8 to the consolidated financial statements, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its fiscal 2003 and 2002 consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 5, 2004, except for Note 5, as to which the date is December 2, 2004, and Note 1,

  which is as of  February 18, 2005

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

Thousands of dollars, except per share data	2003	2002	2001
Earnings
Net sales	$1,570,856	$1,356,423	$984,423
Costs and expenses:
Cost of sales	1,238,122	1,035,086	713,825
Engineering, selling and administrative expenses	246,741	192,603	143,039
Amortization expense	2,919	2,001	11,074
Plant consolidation and restructuring costs	10,089	11,609	—
Curtailment gain	(12,897)	—	—
Total costs and expenses	1,484,974	1,241,299	867,938
Operating earnings from continuing operations	85,882	115,124	116,485

Other expenses:
Interest expense	(56,901)	(51,963)	(37,408)
Loss on debt extinguishment	(7,300)	—	(5,540)
Other income (expense)-net	314	1,918	(1,268)
Total other expenses	(63,887)	(50,045)	(44,216)

Earnings from continuing operations before taxes on income	21,995	65,079	72,269

Provision for taxes on income	3,959	23,429	27,875

Earnings from continuing operations	18,036	41,650	44,394
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $(580), $58 and $726, respectively	(2,440)	105	1,154
Loss on sale or closure of discontinued operations, net of income taxes of ($2,829) and $(10,853), respectively	(12,047)	(25,457)	—
Cumulative effect of accounting change, net of income taxes of $(14,200)	—	(36,800)	—
Net earnings (loss)	$3,549	$(20,502)	$45,548

Per Share Data
Basic earnings (loss) per share:
Earnings from continuing operations	$0.68	$1.65	$1.83
Earnings (loss) from discontinued operations, net of income taxes	(0.09)	0.00	0.05
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(1.01)	—
Cumulative effect of accounting change, net of income taxes	—	(1.46)	—
Net earnings (loss)	$0.13	$(0.82)	$1.87

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.68	$1.62	$1.81
Earnings (loss) from discontinued operations, net of income taxes	(0.09)	0.00	0.05
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(0.99)	—
Cumulative effect of accounting change, net of income taxes	—	(1.43)	—
Net earnings (loss)	$0.13	$(0.80)	$1.86

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2003 and 2002

Thousands of dollars, except share data	2003	2002
	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$44,968	$28,035
Marketable securities	2,220	2,371
Accounts receivable, less allowance of $24,419 and $43,156	245,010	226,091
Inventories-net	232,877	255,218
Deferred income taxes	71,781	96,741
Other current assets	49,233	38,708
Total current assets	646,089	647,164

Property, plant and equipment-net	334,618	319,301
Goodwill-net	438,925	395,382
Other intangible assets-net	149,256	135,778
Deferred income taxes	34,491	19,662
Other non-current assets	56,770	83,359
Total assets	$1,660,149	$1,600,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$454,394	$350,315
Current portion of long-term debt	3,205	33,328
Short-term borrowings	22,011	9,304
Product warranties	33,823	31,276
Product liabilities	31,791	36,175
Total current liabilities	545,224	460,398

Non-current liabilities:
Long-term debt, less current portion	567,084	623,547
Pension obligations	57,239	66,051
Postretirement health and other benefit obligations	54,283	65,777
Other non-current liabilities	80,327	66,235
Total non-current liabilities	758,933	821,610

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock (36,746,482 shares issued, 26,572,024 and 26,412,735 shares outstanding, respectively)	367	367
Additional paid-in capital	81,297	81,230
Accumulated other comprehensive income (loss)	40,800	(51)
Unearned compensation	(328)	(609)
Retained earnings	340,792	344,689
Treasury stock, at cost (10,174,458 and 10,358,562 shares, respectively)	(106,936)	(106,988)
Total stockholders’ equity	355,992	318,638
Total liabilities and stockholders’ equity	$1,660,149	$1,600,646

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

Thousands of dollars	2003	2002	2001
Cash Flows From Operations
Net earnings (loss)	$3,549	$(20,502)	$45,548
Adjustments to reconcile net earnings (loss) to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	14,487	25,352	(1,154)
Depreciation	45,437	33,077	19,674
Amortization of intangible assets	2,919	2,001	11,428
Amortization of deferred financing fees	1,810	4,091	3,204
Deferred income taxes	(2,492)	(10,561)	1,667
Curtailment gain	(12,897)	—	—
Plant relocation and restructuring costs	10,089	11,609	—
Cumulative effect of accounting change, net of income taxes	—	36,800	—
Loss on early extinguishment of debt	7,300	—	5,540
Gain on sale of property, plant and equipment	(1,363)	(3,757)	(2,374)
Changes in operating assets and liabilities, excluding the effects of business acquisitions and dispositions:
Accounts receivable	5,889	(12,907)	15,228
Inventories	25,701	9,141	29,181
Other assets	5,156	(5,446)	(22,563)
Accounts payable and accrued expenses	15,422	27,840	(907)
Other liabilities	27,312	2,915	710
Net cash provided by operating activities of continuing operations	148,319	99,653	105,182
Net cash provided by (used for) operating activities of discontinued operations	2,544	(5,114)	1,433
Net cash provided by operating activities	150,863	94,539	106,615
Cash Flows From Investing
Business acquisitions, net of cash acquired	—	976	(285,533)
Capital expenditures	(31,977)	(32,996)	(29,104)
Proceeds from sale of property, plant and equipment	14,438	16,699	10,219
(Purchase) sale of marketable securities	150	(220)	(107)
Net cash used for investing activities of continuing operations	(17,389)	(15,541)	(304,525)
Net cash provided by (used for) investing activities of discontinued operations	2,289	11,108	(157)
Net cash used for investing activities	(15,100)	(4,433)	(304,682)
Cash Flows From Financing
Proceeds from long-term debt	—	—	345,116
Payments on Grove borrowings	—	(198,328)	—
Proceeds from senior subordinated notes	—	175,000	156,118
Proceeds from senior notes	150,000	—	—
Payments on long-term debt	(257,617)	(39,280)	(161,889)
Payments on revolver borrowings-net	(2,000)	(10,243)	(78,727)
Payments on commercial paper-net	—	—	(24,700)
Debt issue costs	(5,599)	(6,630)	(21,023)
Dividends paid	(7,446)	(7,432)	(7,358)
Exercises of stock options	118	1,511	183
Net cash provided by (used for) financing activities	(122,544)	(85,402)	207,720
Effect of exchange rate changes on cash	3,714	(250)	(55)
Net increase in cash and cash equivalents	16,933	4,454	9,598
Balance at beginning of year	28,035	23,581	13,983
Balance at end of year	$44,968	$28,035	$23,581
Supplemental Cash Flow Information
Interest paid	$54,489	$39,284	$29,717
Income taxes paid	$7,559	$25,253	$29,306

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)

For the years ended December 31, 2003, 2002 and 2001

Thousands of dollars, except shares data	2003	2002	2001
	(as restated)	(as restated)	(as restated)
Common Stock - Shares Outstanding
Balance at beginning of year	26,412,735	24,053,085	24,259,463
Stock issued for Grove acquisition	—	2,164,502	—
Stock options exercised	16,656	114,548	21,799
Stock swap for stock options exercised	—	(14,449)	(3,736)
Restricted stock issued	—	24,815	—
Stock issued from deferred compensation plans	142,633	70,234	16,108
Stock issued to deferred compensation plans	—	—	(240,549)
Balance at end of year	26,572,024	26,412,735	24,053,085
Common Stock - Par Value
Balance at end of year	$367	$367	$367
Additional Paid-in Capital
Balance at beginning of year	$81,230	$31,670	$31,602
Stock issued for Grove acquisition	—	47,905	—
Stock options exercised	67	1,066	68
Restricted stock issued	—	589	—
Balance at end of year	$81,297	$81,230	$31,670
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$(51)	$(4,334)	$(2,569)
Other comprehensive income (loss):
Foreign currency translation adjustments	39,629	8,209	259
Derivative instrument fair market adjustment, net of income taxes of $833, $309 and ($1,318)	2,379	445	(2,024)

Additional minimum pension liability, net of income taxes of $1,075 and $2,459	(1,157)	(4,371)	—
Balance at end of year	$40,800	$(51)	$(4,334)
Unearned Compensation
Balance at beginning of year	$(609)	$—	$—
Restricted stock issued	—	(843)	—
Compensation expense recognized during the year	281	234	—
Balance at end of year	$(328)	$(609)	$—
Retained Earnings
Balance at beginning of year	$344,689	$372,623	$334,433
Net earnings (loss)	3,549	(20,502)	45,548
Cash dividends	(7,446)	(7,432)	(7,358)
Balance at end of year	$340,792	$344,689	$372,623
Treasury Stock
Balance at beginning of year	$(106,988)	$(136,928)	$(130,064)
Stock issued for Grove acquisition	—	22,095	—
Stock options exercised	52	1,227	227
Stock swap for stock options exercised	—	(615)	(112)
Restricted stock issued	—	254	—
Stock held by deferred compensation plans	—	6,979	(6,979)
Balance at end of year	$(106,936)	$(106,988)	$(136,928)
Comprehensive Income (Loss)
Net earnings (loss)	$3,549	$(20,502)	$45,548
Other comprehensive income (loss):
Foreign currency translation adjustments	39,629	8,209	259
Derivative instrument fair market adjustment, net of income taxes	2,379	445	(2,024)
Additional minimum pension liability, net of income taxes	(1,157)	(4,371)	—
Comprehensive income (loss)	$44,400	$(16,219)	$43,783

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.     Restatement

During the course of the audit of our 2004 financial statements, we determined that the accounting treatment of certain of the company’s goodwill and other intangibles related to our foreign acquisitions did not comply with the requirements of Statement of Financial Accounting Statements (SFAS) No. 52, “Foreign Currency Translation.”  We maintained the value of goodwill and other intangibles associated with our 2001 and 2002 foreign acquisitions at the historic foreign currency exchange rates in place at the date of the acquisition.  We now have concluded that we should have translated these intangible assets into our reporting currency at the exchange rate at each balance sheet date to reflect changes in the applicable foreign currency exchange rates.  This amendment restates the company’s Consolidated Balance Sheets, Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss), and related notes included herein to translate these intangible assets at the end of the periods reported to reflect changes in the applicable foreign exchange rates.

The cumulative impact of the error increases the company’s intangible asset balance and currency translation adjustment balance within shareholders’ equity by $57.6 million and $23.5 million as of December 31, 2003 and 2002, respectively.  This change has no impact on the company’s historical Consolidated Income Statements or Statements of Cash Flows, its financial debt covenants in prior years, or its previous intangible asset impairment analyses under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This change increases (decreases) comprehensive income by $34.0 million, $23.9 million and $(0.4) million for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table shows the impact of the restatement on the effect components of the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	As Restated		As Reported
	2003	2002	2003	2002
Consolidated Balance Sheets
Goodwill - net	$438,925	$395,382	$406,233	$380,338
Other intangible assets - net	$149,256	$135,778	$124,380	$127,299
Accumulated other comprehensive income (loss)	$40,800	$(51)	$(16,768)	$(23,574)

	As Restated			As Reported
	2003	2002	2001	2003	2002	2001
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Foreign currency translation adjustment	$39,629	$8,209	$259	$5,584	$(15,711)	$656
Comprehensive income (loss)	$44,400	$(16,219)	$43,783	$10,355	$(40,139)	$44,180

2.              Company and Basis of Presentation

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

3.              Summary of Significant Accounting Policies

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

On January 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business.  The adoption of SFAS No. 144 did not have a material effect on the company relative to impairment measurement of long-lived assets; however, it did impact the company during 2003 and 2002 related to reporting the disposal of certain businesses as discontinued operations, which prior to the adoption would have been reported in continuing operations in the Consolidated Statements of Earnings (see Note 5, “Discontinued Operations”).

Financial Instruments  The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, accounts payable, and variable rate debt approximated fair value at December 31, 2003 and 2002.  The fair value of the company’s 10 3/8% Senior Subordinated Notes due 2011 was approximately $239.5 million and $184.4 million at December 31, 2003 and 2002, respectively.  The fair value of the company’s 10 1/2% Senior Subordinated Notes due 2012 was approximately $199.3 million and $181.6 million at December 31, 2003 and 2002, respectively.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $159.8 million at December 31, 2003.  See Note 10, “Debt” for the related book values of these debt instruments.  The aggregate fair values of interest rate swaps and foreign currency exchange contracts at December 31, 2003 and 2002 were positive $0.3 million and negative $0.1 million, respectively.  These fair values are the amounts at which they could be settled, based on internal estimates and estimates obtained from financial institutions.

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

Product Liabilities  The company records product liability reserves for its self-insured portion of any pending or threatened product liability actions.  The reserve is based upon two estimates.  First, the company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the company’s best judgment and the advice of legal counsel.  These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case.  Second, the company obtains a third-party actuarial analysis to determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as IBNR).  This actuarial analysis is performed twice annually.

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

Stock-Based Compensation  At December 31, 2003, the company has four stock-based compensation plans, which are described more fully in Note 14, “Stock Options.”  The company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in earnings, as all options grants under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  During 2003 and 2002, the company recognized approximately $0.3 million and $0.2 million, respectively, of compensation expense related to restricted stock which was issued during 2002.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation.

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

As discussed above, the company enters into transactions with customers that provide for residual value guarantees and buyback commitments on certain crane transactions.  The company records these transactions as operating leases.  Net proceeds received in connection with the initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  See Note 16. “Guarantees.”

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

Earnings Per Share  Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year or period.  Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding is increased to include shares of restricted stock and the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the year or period.  Shares of common stock held by the Deferred Compensation Plans are not considered outstanding for computing basic earnings per share.

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

4.              Acquisitions

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

The aggregate purchase price paid for Grove was $277.8 million.  This includes the issuance of $70.0 million of the company’s common stock, the assumption of $202.4 million of Grove debt outstanding as of August 8, 2002, and direct acquisition costs of $5.4 million.  In exchange for the outstanding shares of Grove common stock, the company issued approximately 2.2 million shares of the company’s common stock out of treasury with an average market price of $32.34 per share.  The number of shares issued at the close of the transaction was calculated based on the average closing price of the company’s common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction.  In addition, the company assumed all of Grove’s outstanding liabilities (approximately $477.8 million including the outstanding debt), contingencies and commitments.  Substantially all of the assumed debt was refinanced (see further detail in Note 10, “Debt”).

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

During 2003 the company completed the purchase accounting related to the Grove acquisition and the company recorded $30.2 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet.  The purchase accounting adjustments related to the following: $13.2 million to finalize the accounting for deferred income taxes, related primarily to the non-U.S. Grove operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania (see further detail in Note 17, “Plant Consolidation and Restructuring”); $2.1 million, $0.5 million and $1.5 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related costs for headcount reductions at the Grove facilities in Europe (see further detail in Note 17, “Plant Consolidation and Restructuring”); $2.0 million of curtailment gain as a result of the closing of the National Crane facility located in Nebraska (reduction of goodwill) (see further detail in Note 18, “Employee Benefit Plans”); and $1.6 million for other purchase accounting related items.

During 2002 the company also completed certain restructuring and integration activities relating to the Grove acquisition.  The company recorded a charge totaling $12.1 million related to these restructuring and integration activities during 2002.  Of this amount $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during the fourth quarter of 2002.  The $4.4 million recorded in the opening balance sheet related to severance and other employee related costs for headcount reductions at Grove facilities.  See further detail in Note 17, “Plant Consolidation and Restructuring.”

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

During 2002, the company made certain purchase accounting adjustments for the Potain acquisition resulting in a reduction in goodwill of approximately $11.3 million.  The primary purchase accounting adjustments recorded during 2002 were to adjust the book value of property, plant and equipment acquired to fair value based on an appraisal report, adjustment of deferred tax assets and to record a $8.1 million liability associated with certain restructuring and integration activities.  See further detail regarding the restructuring and integration reserve recorded in Note 17, “Plant Consolidation and Restructuring.”

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

	Unaudited
Pro Forma:	2002	2001
Net sales	$1,690,517	$1,763,053
Earnings from continuing operations before income taxes	$46,100	$14,874
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$29,504	$9,073
Net earnings (loss)	$(32,648)	$10,227

Basic earnings (loss) per share:
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$1.16	$0.34
Net earnings (loss)	$(1.30)	$0.39

Diluted earnings (loss) per share:
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$1.14	$0.34
Net earnings (loss)	$(1.27)	$0.38

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

5.              Discontinued Operations

On February 14, 2003, the company finalized the sale of Femco Machine Company, Inc. (Femco), the Crane segment’s crane and excavator aftermarket replacement parts and industrial repair business, to a group of private investors led by the current Femco management and its employees.  After the Grove acquisition, it was determined that Femco was not a core business to the Crane segment.  Cash proceeds from the sale of Femco were approximately $7.0 million, which includes $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of tax).  The disposition of Femco represents a discontinued operation under SFAS No. 144.  Results of Femco for the period from January 1, 2003, through February 14, 2003, have been classified as discontinued, and the results for the twelve months ended December 31, 2002 and 2001, have been restated to also exclude the results of Femco from continuing operations.  During December 2002, the company recorded a $3.4 million ($2.1 million net of tax) charge related to the decision to divest Femco.  Of this charge, $2.2 million related to recording the net assets of Femco at estimated fair value less cost to sell.  In addition, the company performed an impairment analysis of the Femco goodwill in accordance with SFAS No. 142 and determined that the entire $1.2 million of goodwill related to Femco was impaired.  The $3.4 million charge was recorded in Loss on Sale or Closure of Discontinued Operations, Net of Income Taxes, in the Consolidated Statement of Earnings.

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

During the second quarter of 2004, the company completed the sale of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The company received $9.0 million for Delta and certain other assets of the company’s Aerial Work Platform (AWP) businesses (cash received and gain recorded in the second quarter of 2004).  Delta was acquired in August 2002 as part of the Grove acquisition.  During December 2003, the company completed plans to restructure its AWP businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dilingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  With the sale of Delta and the closure of the Liftlux and U.S. Manlift operations, the company no longer participates in the aerial work platform market, other than providing aftermarket parts and service support.  The sale of Delta, the closure of Liftlux and the discontinuation of the U.S. Manlift production represent discontinued operations under SFAS No. 144.  Results of these companies for the years ended December 31, 2003, 2002, and 2001 have been classified as discontinued to exclude the results from continuing operations.  In addition, during 2003 the company recorded a $13.7 million pre-tax ($11.1 million net of taxes) charge for the closure of the AWP businesses.  This charge includes the following: $4.9 million to write-off the goodwill related to the AWP businesses in accordance with SFAS No. 142; $3.5 million to record a reserve for the present value of future non-cancelable operating lease obligations; $3.1 million to write-down inventory to estimated realizable value; and $2.2 million for other closure costs.

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

	2003	2002	2001

Net sales	$48,630	$27,527	$23,357

Pretax loss from discontinued operations	$(3,316)	$(2,501)	$(158)
Pretax loss on closure	(13,677)	—	—
Benefit for taxes on loss	(3,232)	(901)	(61)
Net loss from discontinued operations	$(13,761)	$(1,600)	$(97)

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

6.              Inventories

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

7.              Property, Plant and Equipment

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

8.              Goodwill and Other Intangible Assets

The goodwill by reportable segment and other intangible assets tables below have been restated for the impact of changes in foreign exchange rates on the company’s goodwill and other intangible assets.

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

During the fourth quarter of 2002, when the company finalized its decision to divest of Femco, an impairment analysis of goodwill related to Femco was performed in accordance with SFAS No. 142.  As a result, the company recorded an additional goodwill impairment charge of $1.2 million.  The impairment charge related to Femco is reflected in Loss on Sale or Closure of Discontinued Operations, Net of Income Taxes in the Consolidated Statement of Earnings.

During the second quarter of 2003 the company completed its annual impairment analysis of goodwill and other intangible assets in accordance with SFAS No. 142.  As a result, the company recorded a goodwill impairment charge of $4.9 million.  This charge relates to the company’s Aerial Work Platform reporting unit, a reporting unit in the company’s Crane segment.  The charge was based on current economic conditions in this reporting unit.  The fair value of this reporting unit was based on managements’ estimates of future cash flows.  The impairment charge related to Aerial Work Platform is reflected in Loss on Sale or Closure of Discontinued Operations, Net of Income Taxes in the Consolidated Statement of Earnings.

The following sets forth a reconciliation of net earnings and earnings per share information for the years ended December 31, 2003, 2002 and 2001 adjusted for non-amortization provisions of SFAS No. 142.

	2003	2002	2001
Reported net earnings from continuing operations	$18,036	$41,650	$44,394
Add back: Goodwill amortization, net of income taxes	—	—	5,829
Adjusted reported net earnings from continuing operations	18,036	41,650	50,223
Discontinued operations:
Reported earnings (loss) from discontinued operations, net of income taxes	(2,440)	105	1,154
Add back: Goodwill amortization, net of income taxes	—	—	903
Loss on sale or closure of discontinued operations, net of income taxes	(12,047)	(25,457)	—
Cumulative effect of accounting change, net of income taxes	—	(36,800)	—
Net earnings (loss)	$3,549	$(20,502)	$52,280

Basic earnings (loss) per share:
Reported net earnings from continuing operations	$0.68	$1.65	$1.83
Goodwill amortization, net of income taxes	—	—	0.24
Adjusted reported net earnings from continuing operations	0.68	1.65	2.07
Discontinued operations:
Reported earnings (loss) from discontinued operations, net of income taxes	(0.09)	0.00	0.05
Goodwill amortization, net of income taxes	—	—	0.04
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(1.01)	—
Cumulative effect of accounting change, net of income taxes	—	(1.46)	—
Adjusted net earnings (loss)	$0.13	$(0.82)	$2.15

Diluted earnings (loss) per share:
Reported net earnings from continuing operations	$0.68	$1.62	$1.81
Goodwill amortization, net of income taxes	—	—	0.24
Adjusted reported net earnings from continuing operations	0.68	1.62	2.05
Discontinued operations:
Reported earnings (loss) from discontinued operations, net of income taxes	(0.09)	0.00	0.05
Goodwill amortization, net of income taxes	—	—	0.04
Loss on sale or closure of discontinued operations, net of income taxes	(0.45)	(0.99)	—
Cumulative effect of accounting change, net of income taxes	—	(1.43)	—
Adjusted net earnings (loss)	$0.13	$(0.80)	$2.13

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2003 and 2002, were as follows:

	Cranes	Foodservice	Marine	Total
	(as restated)			(as restated)
Balance as of January 1, 2002	$242,889	$217,036	$47,417	$507,342
Goodwill of acquired business	32,945	1,872	—	34,817
Potain purchase accounting, net	(7,264)	—	—	(7,264)
Allocation of purchase price to other intangible assets	(84,300)	—	—	(84,300)
Impairment charge upon adoption of SFAS No. 142	(17,900)	(33,100)		(51,000)
Sale of Manitowoc Boom Trucks	(19,204)	—	—	(19,204)
Femco impairment charge	(1,194)	—	—	(1,194)
Foreign currency impact	16,185	—	—	16,185
Balance as of December 31, 2002	162,157	185,808	47,417	395,382
Grove purchase accounting, net	30,173	—	—	30,173
Manitowoc Foodservice Europe purchase accounting, net	—	678	—	678
Potain purchase accounting, net	(1,021)	—	—	(1,021)
Impairment charge AWP	(4,900)	—	—	(4,900)
Foreign currency impact	18,613	—	—	18,613
Balance as of December 31, 2003	$205,022	$186,486	$47,417	$438,925

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

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(as restated)		(as restated)	(as restated)		(as restated)
Trademarks and tradenames	$94,800	$—	$94,800	$84,181	$—	$84,181
Patents	28,843	(3,383)	25,460	26,213	(1,376)	24,837
Engineering drawings	10,253	(1,537)	8,716	9,377	(625)	8,752
Distribution network	20,280	—	20,280	18,008	—	18,008
	$154,176	$(4,920)	$149,256	$137,779	$(2,001)	$135,778

Amortization expense recorded for the other intangible assets for the years ended December 31, 2003, 2002 and 2001 was $2.9 million, $2.0 million and $0.0 million, respectively.  Estimated amortization expense for the five years beginning in 2004 is estimated to be approximately $2.9 million per year.

9.              Accounts Payable and Accrued Expenses

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

10. Debt

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

To help finance the Potain acquisition in May 2001, the company issued 175 million Euro (approximately $217.7 million at December 31, 2003 exchange rates) of 10 3/8% Senior Subordinated Notes due May 2011 (Senior Subordinated Notes due 2011).  The Senior Subordinated Notes due 2011 are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, rank equal to the company’s Senior Subordinated Notes due 2012 (see below), and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 21, “Subsidiary Guarantors of Senior Subordinated Notes due 2011”).  Interest on the Senior Subordinated Notes due 2011 is payable semiannually in May and November of each year.  The Senior Subordinated Notes due 2011 can be redeemed in whole or in part by the company for a premium after May 15, 2006.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Subordinated Notes due 2011 during the 12-month period commencing on May 15 of the year set forth below:

Year	Percentage
2006	105.188%
2007	103.458%
2008	101.729%
2009 and thereafter	100.000%

In addition, the company may redeem for a premium (110.375% of the face amount of the notes, plus interest) at any time prior to May 15, 2004, up to 35% of the face amount of the Senior Subordinated Notes due 2011 with the proceeds from one or more public equity offerings.

As part of the Grove acquisition in August 2002, the company issued $175 million of 10 ½% Senior Subordinated Notes due August 2012 (Senior Subordinated Notes due 2012).  The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, rank equal to the company’s Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 22, “Subsidiary Guarantors of Senior Subordinated Notes due 2012 and Senior Notes due 2013”).  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year, commencing February 1, 2003.  The Senior Subordinated Notes due 2012 can be redeemed by the company in whole or in part for a premium on or after August 1, 2007.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Subordinated Notes due 2012 during the 12-month period commencing on August 1 of the year set forth below:

Year	Percentage
2007	105.250%
2008	103.500%
2009	101.750%
2010 and thereafter	100.000%

In addition, the company may redeem for a premium (110.5% of the face amount of the notes, plus interest), at any time prior to August 1, 2005, up to 35% of the face amount of the Senior Subordinated Notes due 2012 with the proceeds from one or more public equity offerings.

On November 6, 2003, the company completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013).  The Senior Notes due 2013 are unsecured senior obligations ranking prior to the company’s Senior Subordinated Notes due 2011 and Senior Subordinated Notes due 2012.  The company’s collateralized senior indebtedness, including indebtedness under its Senior Credit Facility, ranks equally with the Senior Notes due 2013 except that the Senior Credit Facility is collateralized by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 22, “Subsidiary Guarantors of Senior Subordinated Notes due 2012 and Senior Notes due 2013”).  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year, commencing May 1, 2004.  The Senior Notes due 2013 can be redeemed by the company in whole or in part for a premium on or after November 1, 2008.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Notes due 2013 during the 12-month period commencing on November 1 of the year set forth below:

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

11.  Income Taxes

Income tax expense for continuing operations before discontinued operations and cumulative effect of accounting change is summarized below:

	2003	2002	2001
Earnings from continuing operations before income taxes:
Domestic	$795	$40,686	$55,675
Foreign	21,200	24,393	16,594
Total	$21,995	$65,079	$72,269

The provision for taxes on earnings from continuing operations for the years ended December 31, 2003, 2002 and 2001 as follows:

	2003	2002	2001
Current:
Federal	$(11,089)	$8,439	$13,842
State	380	4,383	3,948
Foreign	8,434	(1,906)	2,573
Total current	(2,275)	10,916	20,363
Deferred:
Federal and state	10,810	7,034	5,519
Foreign	(4,576)	5,479	1,993
Total deferred	6,234	12,513	7,512
Provision for taxes on earnings	$3,959	$23,429	$27,875

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

12.  Earnings Per Share

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

13.  Stockholders’ Equity

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

As discussed in Note 4, “Acquisitions,” the company issued approximately 2.2 million shares of the company’s common stock with an average market price of $32.34 per share in connection with the Grove Acquisition.  The common stock was issued from treasury stock with a per share historical cost value of $10.21.  The difference between the average market price of $32.34 per share and the treasury stock value of $10.21 per share was reflected in additional paid-in capital.  In addition, each outstanding option to purchase Grove shares was converted into an immediately exercisable option to purchase shares of the company’s common stock.  The number of shares of the company’s stock into which a Grove option was converted and the exercise price of those options was calculated based on the average closing price of the company’s common stock for the ten consecutive trading days ending on and including the second day prior to the closing of the transaction as defined in the merger agreement.  As a result of the conversion, the number of company shares underlying the Grove options approximated 0.1 million with an exercise price of $18.30 per share to certain Grove employees.

14.  Stock Options

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

15.  Contingencies and Significant Estimates

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

16.  Guarantees

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

17.  Plant Consolidation and Restructuring

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

18. Employee Benefit Plans

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

For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003.  The rate was assumed to decrease gradually to 5.0% for 2010 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$493	$(433)

Effect on the health care component of the accumulated postretirement benefit obligation	$5,982	$(5,295)

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

19. Leases

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

20. Business Segments

The asset balances in the tables below have been restated for the impact of changes in foreign exchange rates on the company’s goodwill and other intangible assets.

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

	2003	2002	2001

Net sales from continuing operations:
Crane	$962,808	$674,060	$391,109
Foodservice	457,000	462,906	411,637
Marine	151,048	219,457	181,677
Total	$1,570,856	$1,356,423	$984,423

Operating earnings from continuing operations:
Crane	$24,437	$55,613	$62,654
Foodservice	65,927	56,749	57,942
Marine	4,750	19,934	18,924
Corporate	(19,210)	(15,171)	(11,961)
Amortization expense	(2,919)	(2,001)	(11,074)
Curtailment gain	12,897	—	—
Operating earnings from continuing operations	$85,882	$115,124	$116,485

Capital expenditures
Crane	$25,028	$19,116	$17,032
Foodservice	5,005	4,107	7,307
Marine	735	1,490	2,908
Corporate	1,209	8,283	1,857
Total	$31,977	$32,996	$29,104

Total assets:
Crane (as restated)	$1,151,751	$1,046,294	$577,523
Foodservice	290,586	320,840	368,363
Marine	91,519	93,983	77,291
Corporate	126,293	139,529	57,238
Total (as restated)	$1,660,149	$1,600,646	$1,080,415

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2003	2002	2001	2003	2002
				(as restated)	(as restated)
United States	$902,486	$912,328	$751,071	$498,729	$493,869
Other North America	13,173	25,711	17,333	—	—
Europe	477,001	296,597	155,728	503,874	449,306
Asia	84,066	68,390	31,264	9,610	9,454
Middle East	59,881	18,885	6,905	—	—
Central and South America	10,883	7,410	6,468	711	853
Africa	7,906	7,291	6,180	—	—
South Pacific and Caribbean	2,989	13,275	6,872	—	—
Australia	12,471	6,536	2,602	1,136	—
Total	$1,570,856	$1,356,423	$984,423	$1,014,060	$953,482

Net sales from continuing operations and long-lived asset information for Europe primarily relates to France, Germany and the United Kingdom.

21. Subsidiary Guarantors of Senior Subordinated Notes due 2011

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

The Condensed Consolidating Balance Sheets as of December 31, 2003 and 2002 have been restated for the impact of changes in foreign exchange rates on the company’s goodwill, other intangible assets and stockholders’ equity.

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2003

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$993,987	$689,536	$(112,667)	$1,570,856
Costs and expenses:
Cost of sales	—	782,060	568,729	(112,667)	1,238,122
Engineering, selling and administrative expenses	17,942	140,107	88,692	—	246,741
Amortization expense	—	682	2,237	—	2,919
Plant consolidation and restructuring costs	—	4,799	5,290	—	10,089
Curtailment gain	—	(12,897)	—	—	(12,897)
Total costs and expenses	17,942	914,751	664,948	(112,667)	1,484,974

Operating earnings (loss) from continuing operations	(17,942)	79,236	24,588	—	85,882

Interest expense	(51,287)	(2,158)	(3,456)	—	(56,901)
Management fees	22,664	(22,664)	—	—	—
Loss on debt extinguishment	(7,300)	—	—	—	(7,300)
Other income (expense) - net	38,188	(21,288)	(16,586)	—	314
Total other income (expenses) - net	2,265	(46,110)	(20,042)	—	(63,887)

Earnings (loss) from continuing operations before taxes on income (loss)	(15,677)	33,126	4,546	—	21,995

Provision (benefit) for taxable income (loss)	(3,138)	6,625	472	—	3,959
Earnings (loss) before equity in earnings of subsidiaries	(12,539)	26,501	4,074	—	18,036

Equity in earnings of subsidiaries	16,088	—	—	(16,088)	—
Earnings from continuing operations	3,549	26,501	4,074	(16,088)	18,036

Loss from discontinued operations, net of income taxes	—	(793)	(1,647)	—	(2,440)
Loss on sale or closure of discontinued operations, net of income taxes	—	(2,005)	(10,042)	—	(12,047)
Net earnings (loss)	$3,549	$23,703	$(7,615)	$(16,088)	$3,549

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2002

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$984,650	$433,089	$(61,316)	$1,356,423
Costs and expenses:
Cost of sales	—	753,186	343,216	(61,316)	1,035,086
Engineering, selling and administrative expenses	14,171	129,967	48,465	—	192,603
Amortization expense	—	—	2,001	—	2,001
Plant consolidation and restructuring costs	—	4,901	6,708	—	11,609
Total costs and expenses	14,171	888,054	400,390	(61,316)	1,241,299

Operating earnings (loss) from continuing operations	(14,171)	96,596	32,699	—	115,124

Interest expense	(46,906)	(1,368)	(3,689)	—	(51,963)
Management fees	20,600	(21,275)	675	—	—
Other income (expense) - net	11,485	3,462	(13,029)	—	1,918
Total other expenses - net	(14,821)	(19,181)	(16,043)	—	(50,045)

Earnings (loss) from continuing operations before taxes on income (loss)	(28,992)	77,415	16,656	—	65,079

Provision (benefit) for taxes on income (loss)	(11,324)	30,237	4,516	—	23,429
Earnings (loss) before equity in earnings of subsidiaries	(17,668)	47,178	12,140	—	41,650

Equity in earnings of subsidiaries	33,966	—	—	(33,966)	—
Earnings from continuing operations	16,298	47,178	12,140	(33,966)	41,650

Earnings (loss) from discontinued operations, net of income taxes	—	2,639	(2,534)	—	105
Loss on sale or closure of discontinued operations, net of income taxes	—	(25,457)	—	—	(25,457)
Cumulative effect of accounting change, net of income taxes	(36,800)	(36,800)	—	36,800	(36,800)
Net earnings (loss)	$(20,502)	$(12,440)	$9,606	$2,834	$(20,502)

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2001

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$817,475	$185,322	$(18,374)	$984,423
Costs and expenses:
Cost of sales	—	593,866	138,333	(18,374)	713,825
Engineering, selling and administrative expenses	11,962	106,737	24,340	—	143,039
Amortization expense	336	7,377	3,361	—	11,074
Total costs and expenses	12,298	707,980	166,034	(18,374)	867,938

Operating earnings (loss) from continuing operations	(12,298)	109,495	19,288	—	116,485

Interest expense	(26,937)	(1,661)	(8,810)	—	(37,408)
Management fees	13,803	(13,803)	—	—	—
Loss on debt extinguishment	(5,540)	—	—	—	(5,540)
Other net income (expense) - net	(1,004)	(919)	655	—	(1,268)
Total other expense - net	(19,678)	(16,383)	(8,155)	—	(44,216)

Earnings (loss) from continuing operations before taxes on income (loss)	(31,976)	93,112	11,133	—	72,269

Provision (benefit) for taxes on income (loss)	(12,159)	35,407	4,627	—	27,875
Earnings (loss) before equity in earnings of subsidiaries	(19,817)	57,705	6,506	—	44,394

Equity in earnings of subsidiaries	65,365	—	—	(65,365)	—
Earnings from continuing operations	45,548	57,705	6,506	(65,365)	44,394

Earnings (loss) from discontinued operations, net of income taxes	—	1,251	(97)	—	1,154
Net earnings	$45,548	$58,956	$6,409	$(65,365)	$45,548

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
	(as restated)		(as restated)	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$11,816	$(100)	$33,252	$—	$44,968
Marketable securities	2,220	—	—	—	2,220
Accounts receivable- net	4,086	76,648	164,276	—	245,010
Inventories - net	—	89,103	143,774	—	232,877
Deferred income taxes	50,297	—	21,484	—	71,781
Other current assets	302	24,944	23,987	—	49,233
Total current assets	68,721	190,595	386,773	—	646,089

Property, plant and equipment - net	12,089	149,696	172,833	—	334,618
Goodwill - net	5,434	249,599	183,892	—	438,925
Other intangible assets	—	44,483	104,773	—	149,256
Deferred income taxes	12,906	—	21,585	—	34,491
Other non-current assets	26,370	8,397	22,003	—	56,770
Investment in affiliates	505,728	100,937	210,667	(817,332)	—
Total assets	$631,248	$743,707	$1,102,526	$(817,332)	$1,660,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,649	$202,917	$233,828	$—	$454,394
Current portion of long-term debt	2,900	—	305	—	3,205
Short-term borrowings	—	—	22,011	—	22,011
Product warranties	—	19,805	14,018	—	33,823
Product liabilities	—	29,145	2,646	—	31,791
Total current liabilities	20,549	251,867	272,808	—	545,224

Long-term debt	559,640	—	7,444	—	567,084
Pension obligations	12,467	14,309	30,463	—	57,239
Postretirement health and other benefit obligations	—	54,283	—	—	54,283
Intercompany	(332,026)	(113,823)	227,802	218,047	—
Other non-current liabilities	14,626	9,362	56,339	—	80,327
Total non-current liabilities	254,707	(35,869)	322,048	218,047	758,933
Stockholders’ equity	355,992	527,709	507,670	(1,035,379)	355,992
Total liabilities and stockholders’ equity	$631,248	$743,707	$1,102,526	$(817,332)	$1,660,149

Condensed Consolidating Balance Sheet

As of December 31, 2002

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
	(as restated)		(as restated)	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$2,650	$(1,427)	$26,812	$—	$28,035
Marketable securities	2,371	—	—	—	2,371
Account receivable- net	3,934	91,724	130,433	—	226,091
Inventories- net	—	128,327	126,891	—	255,218
Deferred income taxes	72,887	(206)	24,060	—	96,741
Other current assets	429	35,919	2,360	—	38,708
Total current assets	82,271	254,337	310,556	—	647,164

Property, plant and equipment - net	12,687	159,021	147,593	—	319,301
Goodwill-net	—	207,088	188,294	—	395,382
Other intangible assets	5,439	32,093	98,246	—	135,778
Deferred income taxes	9,931	9,517	214	—	19,662
Other non-current assets	29,201	28,817	25,341	—	83,359
Investments in affiliates	471,683	73,857	204,198	(749,738)	—
Total assets	$611,212	$764,730	$974,442	$(749,738)	$1,600,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$20,881	$158,818	$170,616	$—	$350,315
Current portion of long-term debt	28,419	—	4,909	—	33,328
Short-term borrowings	2,000	—	7,304	—	9,304
Product warranties	—	20,754	10,522	—	31,276
Product liabilities	—	33,525	2,650	—	36,175
Total current liabilities	51,300	213,097	196,001	—	460,398

Long-term debt	609,836	209	13,502	—	623,547
Pension obligations	10,357	27,780	27,914	—	66,051
Postretirement health and other benefit obligations	925	64,852	—	—	65,777
Intercompany	(377,767)	(209,380)	351,745	235,402	—
Other non-current liabilities	(2,077)	9,058	59,254	—	66,235
Total non-current liabilities	241,274	(107,481)	452,415	235,402	821,610
Stockholders’ equity	318,638	659,114	326,026	(985,140)	318,638
Total liabilities and stockholders’ equity	$611,212	$764,730	$974,442	$(749,738)	$1,600,646

Condensed Consolidating Statement of Cash flows

For the year ended December 31, 2003

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by operating activities	$9,513	$108,642	$32,708	$150,863

Cash flows from (used for) investing activities:
Capital expenditures	(1,209)	(10,949)	(19,819)	(31,977)
Proceeds from sale of properly, plant and equipment	—	1,569	12,869	14,438
Sale of marketable securities	150	—	—	150
Intercompany investment	122,267	(100,015)	(22,252)	—

Net cash provided by (used for) investing activities of continuing operations	121,208	(109,395)	(29,202)	(17,389)
Net cash provided by investing activities of discontinued operations	—	2,289	—	2,289
Net cash provided by (used for) investing activities	121,208	(107,106)	(29,202)	(15,100)

Cash flows used for financing activities:
Proceeds from senior notes	150,000	—	—	150,000
Payments on long-term debt	(256,628)	(209)	(780)	(257,617)
Payments on revolver borrowings-net	(2,000)	—	—	(2,000)
Debt issue costs	(5,599)	—	—	(5,599)
Dividends paid	(7,446)	—	—	(7,446)
Exercise of stock options	118	—	—	118
Net cash used for financing activities	(121,555)	(209)	(780)	(122,544)
Effect of exchange rate changes on cash	—	—	3,714	3,714
Net increase in cash and cash equivalents	9,166	1,327	6,440	16,933
Balance at end of year	2,650	(1,427)	26,812	28,035
Balance at beginning of year	$11,816	$(100)	$33,252	$44,968

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2002

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by (used for) operating activities	$(62,730)	$207,964	$(50,695)	$94,539

Cash flows from (used for) investing activities:
Business acquisitions	—	8,363	(7,387)	976
Capital expenditures	(8,284)	(9,707)	(15,005)	(32,996)
Proceeds from sale of properly, plant and equipment	19	(101)	16,781	16,699
Purchase of marketable securities	(220)	—	—	(220)
Intercompany investment	(60,882)	—	60,882	—
Net cash provided by (used for) investing activities of continuing operations	(69,367)	(1,445)	55,271	(15,541)
Net cash provided by investing activities of discontinued operations	—	11,108	—	11,108
Net cash provided by (used for) investing activities	(69,367)	9,663	55,271	(4,433)

Cash flows from (used for) financing activities:
Payments on Grove borrowings	—	(198,328)	—	(198,328)
Proceeds from senior subordinate notes	175,000	—	—	175,000
Proceeds from (payments on) long-term debt	(21,915)	(20,867)	3,502	(39,280)
Payments on revolver borrowings-net	(10,243)	—	—	(10,243)
Debt issue costs	(6,630)	—	—	(6,630)
Dividends paid	(7,432)	—	—	(7,432)
Exercises of stock options	1,511	—	—	1,511
Cash provided by (used for) financing activities	130,291	(219,195)	3,502	(85,402)
Effect of exchange rate changes on cash	—	—	(250)	(250)
Net increase (decrease) in cash and cash equivalents	(1,806)	(1,568)	7,828	4,454
Balance at beginning of year	4,456	1,129	17,996	23,581
Balance at end of year	$2,650	$(439)	$25,824	$28,035

Condensed Consolidating Statement of Cash flows

For the year ended December 31, 2001

	Parent	Guarantor	Non-guarantor	Total

Net cash provided by (used for) operating activities	$(54,029)	$9,751	$150,893	$106,615

Cash flows used for investing activities:
Business acquisitions	—	(954)	(284,579)	(285,533)
Capital expenditures	(1,857)	(13,901)	(13,346)	(29,104)
Proceeds from sale of property, plant and equipment	—	662	9,557	10,219
Purchase of marketable securities	(107)	—	—	(107)
Intercompany investing	(163,535)	—	163,535	—
Net cash used for investing activities of continuing operations	(165,499)	(14,193)	(124,833)	(304,525)
Net cash used for investing activities of discontinued operations	—	(157)	—	(157)
Net cash used for investing activities	(165,499)	(14,350)	(124,833)	(304,682)
Cash flows from (used for) financing activities:
Proceeds from long-term debt	345,116	—	—	345,116
Proceeds from senior subordinate notes	156,118	—	—	156,118
Payments on long-term debt	(159,632)	—	(2,257)	(161,889)
Payments on revolver borrowings - net	(75,100)	—	(3,627)	(78,727)
Payments on commercial paper - net	(24,700)	—	—	(24,700)
Debt issue costs	(21,023)	—	—	(21,023)
Dividends paid	(257)	—	(7,101)	(7,358)
Exercises of stock options	183	—	—	183
Cash provided by (used for) financing activities	220,705	—	(12,985)	207,720
Effect of exchange rate changes on cash	—	—	(55)	(55)
Net increase (decrease) in cash and cash equivalents	1,177	(4,599)	13,020	9,598
Balance at beginning of year	3,279	4,740	5,964	13,983
Balance at end of year	$4,456	$141	$18,984	$23,581

22. Subsidiary Guarantors of Senior Subordinated Notes due 2012 and Senior Notes due 2013

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

The Condensed Consolidating Balance Sheets as of December 31, 2003 and 2002 have been restated for the impact of changes in foreign exchange rates on the Company’s goodwill, other intangible assets and Stockholders’ equity.

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2003

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$993,987	$689,536	$(112,667)	$1,570,856
Costs and expenses:
Cost of sales	—	782,060	568,729	(112,667)	1,238,122
Engineering, selling and administrative expenses	17,942	140,107	88,692	—	246,741
Amortization expense	—	682	2,237	—	2,919
Plant consolidation and restructuring costs	—	4,799	5,290	—	10,089
Curtailment gain	—	(12,897)	—	—	(12,897)
Total costs and expenses	17,942	914,751	664,948	(112,667)	1,484,974

Operating earnings (loss) from continuing operations	(17,942)	79,236	24,588	—	85,882

Interest expense	(51,287)	(2,158)	(3,456)	—	(56,901)
Management fees	22,664	(22,664)	—	—	—
Loss on debt extinguishment	(7,300)	—	—	—	(7,300)
Other income (expense)-net	38,188	(21,288)	(16,586)	—	314
Total other income (expense)-net	2,265	(46,110)	(20,042)	—	(63,887)

Earnings (loss) from continuing operations before taxes on income (loss)	(15,677)	33,126	4,546	—	21,995

Provision (benefit) for taxes on income (loss)	(3,138)	6,625	472	—	3,959
Earnings (loss) before equity in earnings of subsidiaries	(12,539)	26,501	4,074	—	18,036

Equity in earnings of subsidiaries	16,088	—	—	(16,088)	—
Earnings from continuing operations	3,549	26,501	4,074	(16,088)	18,036

Loss from discontinued operations, net of income taxes	—	(793)	(1,647)	—	(2,440)
Loss on sale or closure of discontinued operations, net of income taxes	—	(2,005)	(10,042)	—	(12,047)
Net earnings (loss)	$3,549	$23,703	$(7,615)	$(16,088)	$3,549

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2002

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$984,650	$433,089	$(61,316)	$1,356,423
Total costs and expenses:
Cost of sales	—	753,186	343,216	(61,316)	1,035,086
Engineering, selling and administrative expenses	14,171	129,967	48,465	—	192,603
Amortization expense	—	—	2,001	—	2,001
Plant consolidation and restructuring costs	—	4,901	6,708	—	11,609
Total costs and expenses	14,171	888,054	400,390	(61,316)	1,241,299

Operating earnings (loss) from continuing operations	(14,171)	96,596	32,699	—	115,124

Interest expense	(46,906)	(1,368)	(3,689)	—	(51,963)
Management fees	20,600	(21,275)	675	—	—
Other income (expenses) - net	11,485	3,462	(13,029)	—	1,918
Total other expense-net	(14,821)	(19,181)	(16,043)	—	(50,045)

Earnings (loss) from continuing operations before taxes on income (loss)	(28,992)	77,415	16,656	—	65,079

Provision (benefit) for taxes on income (loss)	(11,324)	30,237	4,516	—	23,429
Earnings (loss) before equity in earnings of subsidiaries	(17,668)	47,178	12,140	—	41,650

Equity in earnings of subsidiaries	33,966	—	—	(33,966)	—
Earnings from continuing operations	16,298	47,178	12,140	(33,966)	41,650

Earnings (loss) from discontinued operations, net of income taxes	—	1,816	(1,711)	—	105
Loss on sale or closure of discontinued operations, net of income taxes	—	(2,179)	(23,278)	—	(25,457)
Cumulative effect of accounting change, net of income taxes	(36,800)	(26,100)	(10,700)	36,800	(36,800)
Net earnings (loss)	$(20,502)	$20,715	$(23,549)	$2,834	$(20,502)

Condensed Consolidating Statement of Earnings

For the year ended December 31, 2001

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$817,475	$185,322	$(18,374)	$984,423
Costs and expenses
Cost of sales	—	593,866	138,333	(18,374)	713,825
Engineering, selling and administrative expenses	11,962	106,737	24,340	—	143,039
Amortization expense	336	7,377	3,361	—	11,074
Total costs and expenses	12,298	707,980	166,034	(18,374)	867,938

Operating earnings (loss) from continuing operations	(12,298)	109,495	19,288	—	116,485

Interest expense	(26,937)	(1,661)	(8,810)	—	(37,408)
Management fees	13,803	(13,803)	—	—	—
Loss on debt extinguishment	(5,540)	—	—	—	(5,540)
Other income (expense)-net	(1,004)	(919)	655		(1,268)
Total other expense-net	(19,678)	(16,383)	(8,155)	—	(44,216)

Earnings (loss) before equity in earnings of subsidiaries	(31,976)	93,112	11,133	—	72,269

Provision (benefit) for taxes on income (loss)	(12,159)	35,407	4,627	—	27,875
Earnings (loss) before equity in earnings of subsidiaries	(19,817)	57,705	6,506	—	44,394

Equity in earnings of subsidiaries	65,365	—	—	(65,365)	—
Earnings from continuing operations	45,548	57,705	6,506	(65,365)	44,394

Earnings (loss) from discontinued operations, net of income taxes	—	2,076	(922)	—	1,154
Net earnings	$45,548	$59,781	$5,584	$(65,365)	$45,548

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
	(as restated)		(as restated)	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$11,816	$(100)	$33,252	$—	$44,968
Marketable securities	2,220	—	—	—	2,220
Accounts receivable -net	4,086	76,648	164,276	—	245,010
Inventories -net	—	89,103	143,774	—	232,877
Deferred income taxes	50,297	—	21,484	—	71,781
Other current assets	302	24,944	23,987	—	49,233
Total current assets	68,721	190,595	386,773	—	646,089

Property, plant and equipment -net	12,089	149,696	172,833	—	334,618
Goodwill -net	5,434	249,599	183,892	—	438,925
Other intangible assets	—	44,483	104,773	—	149,256
Deferred income taxes	12,906	—	21,585	—	34,491
Other non-current assets	26,370	8,397	22,003	—	56,770
Investments in affiliates	505,728	100,937	210,667	(817,332)	—
Total assets	$631,248	$743,707	$1,102,526	$(817,332)	$1,660,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,649	$202,917	$233,828	$—	$454,394
Current portion of long-term debt	2,900	—	305	—	3,205
Short-term borrowings	—	—	22,011	—	22,011
Product warranties	—	19,805	14,018	—	33,823
Product liabilities	—	29,145	2,646	—	31,791
Total current liabilities	20,549	251,867	272,808	—	545,224

Long-term debt	559,640	—	7,444	—	567,084
Pension obligations	12,467	14,309	30,463	—	57,239
Postretirement health and other benefit obligations	—	54,283	—	—	54,283
Intercompany	(332,026)	(113,823)	227,802	218,047	—
Other non-current liabilities	14,626	9,362	56,339	—	80,327
Total non-current liabilities	254,707	(35,869)	322,048	218,047	758,933
Stockholders’ equity	355,992	527,709	507,670	(1,035,379)	355,992
Total liabilities and stockholders’ equity	$631,248	$743,707	$1,102,526	$(817,332)	$1,660,149

Condensed Consolidating Balance Sheet

As of December 31, 2002

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
	(as restated)		(as restated)	(as restated)	(as restated)
Current assets:
Cash and cash equivalents	$2,650	$(1,427)	$26,812	$—	$28,035
Marketable securities	2,371	—	—	—	2,371
Account receivable -net	3,934	91,724	130,433	—	226,091
Inventories -net	—	128,327	126,891	—	255,218
Deferred income taxes	72,887	(206)	24,060	—	96,741
Other current assets	429	35,919	2,360	—	38,708
Total current assets	82,271	254,337	310,556	—	647,164

Property, plant and equipment -net	12,687	159,021	147,593	—	319,301
Goodwill -net	—	207,088	188,294	—	395,382
Other intangible assets	5,439	32,093	98,246	—	135,778
Deferred income taxes	9,931	9,517	214	—	19,662
Other non-current assets	29,201	28,817	25,341	—	83,359
Investments in affiliates	471,683	73,857	204,198	(749,738)	—
Total assets	$611,212	$764,730	$974,442	$(749,738)	$1,600,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$20,881	$158,818	$170,616	$—	$350,315
Current portion of long-term debt	28,419	—	4,909	—	33,328
Short-term borrowings	2,000	—	7,304	—	9,304
Product warranties	—	20,754	10,522	—	31,276
Product liabilities	—	33,525	2,650	—	36,175
Total current liabilities	51,300	213,097	196,001	—	460,398

Long-term debt	609,836	209	13,502	—	623,547
Pension obligations	10,357	27,780	27,914	—	66,051
Postretirement health and other benefit obligations	925	64,852	—	—	65,777
Intercompany	(377,767)	(209,380)	351,745	235,402	—
Other non-current liabilities	(2,077)	9,058	59,254	—	66,235
Total non-current liabilities	241,274	(107,481)	452,415	235,402	821,610
Stockholders’ equity	318,638	659,114	326,026	(985,140)	318,638
Total liabilities and stockholders’ equity	$611,212	$764,730	$974,442	$(749,738)	$1,600,646

Condensed Consolidating Statement of Cash flows

For the year ended December 31, 2003

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by operating activities	$9,513	$108,642	$32,708	$150,863

Cash flows from (used for) investing activities:
Capital expenditures	(1,209)	(10,949)	(19,819)	(31,977)
Proceeds from sale of property, plant and equipment	—	1,569	12,869	14,438
Sale of marketable securities	150	—	—	150
Intercompany investing	122,267	(100,015)	(22,252)	—

Net cash provided by (used for) investing activities of continuing operations	121,208	(109,395)	(29,202)	(17,389)
Net cash provided by investing activities of discontinued operations	—	2,289	—	2,289
Net cash provided by (used for) investing activities	121,208	(107,106)	(29,202)	(15,100)

Cash flows used for financing activities:
Proceeds from senior notes	150,000	—	—	150,000
Payments on long-term debt	(256,628)	(209)	(780)	(257,617)
Payments on revolver borrowings-net	(2,000)	—	—	(2,000)
Debt issue costs	(5,599)	—	—	(5,599)
Dividends paid	(7,446)	—	—	(7,446)
Exercises of stock options	118	—	—	118
Net cash used for financing activities	(121,555)	(209)	(780)	(122,544)
Effect of exchange rate changes on cash	—	—	3,714	3,714
Net increase in cash and cash equivalents	9,166	1,327	6,440	16,933
Balance at beginning of year	2,650	(1,427)	26,812	28,035
Balance at end of year	$11,816	$(100)	$33,252	$44,968

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by (used for) operating activities	$(62,730)	$207,964	$(50,695)	$94,539

Cash flows from (used for) investing activities:
Business acquisitions	—	8,363	(7,387)	976
Capital expenditures	(8,284)	(9,707)	(15,005)	(32,996)
Proceeds from sale of property, plant and equipment	19	(101)	16,781	16,699
Purchase of marketable securities	(220)	—	—	(220)
Intercompany investment	(60,882)	—	60,882	—
Net cash provided by (used for) investing activities of continuing operations	(69,367)	(1,445)	55,271	(15,541)
Net cash provided by (used for) investing activities of discontinued operations	—	(75)	11,183	11,108
Net cash provided by (used for) investing activities	(69,367)	(1,520)	66,454	(4,433)

Cash flows from (used for) financing activities:
Payments on Grove borrowings	—	(198,328)	—	(198,328)
Proceeds from senior subordinate notes	175,000	—	—	175,000
Proceeds from (payments on) long-term debt	(21,915)	(20,867)	3,502	(39,280)
Payments on revolver borrowings-net	(10,243)	—	—	(10,243)
Debt issue costs	(6,630)	—	—	(6,630)
Dividends paid	(7,432)	—	—	(7,432)
Exercises of stock options	1,511	—	—	1,511
Net cash provided by (used for) financing activities	130,291	(219,195)	3,502	(85,402)
Effect of exchange rate changes on cash	—	—	(250)	(250)
Net increase (decrease) in cash and cash equivalents	(1,806)	(12,751)	19,011	4,454
Balance at beginning of year	4,456	1,129	17,996	23,581
Balance at end of year	$2,650	$(11,622)	$37,007	$28,035

Condensed Consolidating Statement of Cash flows

For the year ended December 31, 2001

	Parent	Guarantor	Non-guarantor	Total

Net cash provided by (used for) operating activities	$(54,029)	$10,716	$149,928	$106,615

Cash flows used for investing activities:
Business acquisitions	—	(954)	(284,579)	(285,533)
Capital expenditures	(1,857)	(13,901)	(13,346)	(29,104)
Proceeds from sale of property, plant and equipment	—	662	9,557	10,219
Purchase of marketable securities	(107)	—	—	(107)
Intercompany investment	(163,535)	—	163,535	—
Net cash used for investing activities of continuing operations	(165,499)	(14,193)	(124,833)	(304,525)
Net cash used for investing activities of discontinued operations	—	(134)	(23)	(157)
Net cash used for investing activities	(165,499)	(14,327)	(124,856)	(304,682)
Cash flows from (used for) financing activities:
Proceeds from long-term debt	345,116	—	—	345,116
Proceeds from senior subordinate notes	156,118	—	—	156,118
Payments on of long-term debt	(159,632)	—	(2,257)	(161,889)
Payments on revolver borrowings-net	(75,100)	—	(3,627)	(78,727)
Payments on commercial paper-net	(24,700)	—	—	(24,700)
Debt issue costs	(21,023)	—	—	(21,023)
Dividends paid	(257)	—	(7,101)	(7,358)
Exercises of stock options	183	—	—	183
Cash provided by (used for) financing activities	220,705	—	(12,985)	207,720
Effect of exchange rate changes on cash	—	—	(55)	(55)
Net increase (decrease) in cash and cash equivalents	1,177	(3,611)	12,032	9,598
Balance at beginning of year	3,279	4,740	5,964	13,983
Balance at end of year	$4,456	$1,129	$17,996	$23,581

23. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2003 and 2002 is as follows:

	2003				2002
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$360,909	$413,824	$407,156	$388,967	$272,395	$321,007	$381,183	$381,838
Gross profit	77,743	93,334	85,410	76,247	67,222	87,731	87,594	78,790
Earnings (loss) from continuing operations	970	5,589	8,075	3,402	6,626	20,151	14,834	39
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(725)	(392)	(877)	(446)	(36)	(70)	(106)	317
Gain (loss) on sale or closure of discontinued operations, net of income taxes	290	(3,884)	—	(8,453)	—	—	—	(25,457)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(36,800)	—	—	—
Net earnings (loss)	$535	$1,313	$7,198	$(5,497)	$(30,210)	$20,081	$14,728	$(25,101)

Basic earnings (loss) per share:
Earnings from continuing operations	$0.04	$0.21	$0.30	$0.12	$0.27	$0.83	$0.58	$0.00
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(0.03)	(0.01)	(0.03)	(0.01)	—	—	(0.00)	0.01
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.01	(0.15)	—	(0.31)	—	—	—	(0.96)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(1.52)	—	—	—
Net earnings (loss)	$0.02	$0.05	$0.27	$(0.21)	$(1.25)	$0.83	$0.58	$(0.94)

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.04	$0.21	$0.30	$0.11	$0.27	$0.81	$0.57	$0.00
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(0.03)	(0.01)	(0.03)	(0.01)	—	—	(0.00)	0.01
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.01	(0.15)	—	(0.31)	—	—	—	(0.95)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(1.48)	—	—	—
Net earnings (loss)	$0.02	$0.05	$0.27	$(0.21)	$(1.22)	$0.81	$0.57	$(0.93)

Dividends per common share	$—	$—	$—	$0.28	$—	$—	$—	$0.28

Item 9A  Controls and Procedures

Disclosure Controls and Procedures:  The company maintains disclosure controls and procedures designed to ensure that information the company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  In connection with the initial preparation of this Annual Report on Form 10-K, the company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date")).  Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the company's Disclosure Controls and Procedures were effective in bringing to their attention on a timely basis material information relating to the company required to be included in the company's periodic filing under the Exchange Act.

In light of the material weakness in the company’s internal controls over financial reporting discussed below (see "Internal Controls Over Financial Reporting") and in connection with the preparation of this amendment to our report, management of the company, with the participation of the Chief Executive Officer and Chief Financial Officer, again reviewed and evaluated the effectiveness of the company's disclosure controls and procedures.  In particular, they specifically assessed whether this material weakness in our internal controls over financial reporting had any implications with respect to the effectiveness of the company's disclosure controls and procedures.  They determined that it is difficult to separate the material weakness in internal controls from the company’s disclosure controls and procedures.  Because of the material weakness described below, we have concluded that our disclosure controls and procedures were ineffective as of December 31, 2003.  We have directed the implementation of the remedial steps described below to strengthen the effectiveness of the company's disclosure controls and procedures.

Internal Controls Over Financial Reporting.  When the company first filed its Annual Report for the year ended December 31, 2003, we were engaged in a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2004.  This effort included internal control documentation and review under the direction of senior management.  At that point in the process, we had detected no material weaknesses in internal controls over financial reporting.  Since that time, we have completed the comprehensive review of our internal controls over financial reporting, and as discussed in more detail in Note 1 to the company's Financial Statements we have determined that we misapplied Statements of Financial Reporting Statement Number 52 (“SFAS No. 52”) to our 2001 and 2002 foreign acquisitions by failing to translate from period to period the goodwill and intangible assets associated with those acquisitions to reflect changes in applicable foreign currency exchange rates.  We therefore are restating the company's financial statements in this amendment to our report to correct the error that resulted from the misapplication of SFAS No. 52.  (See Note 1 to the company's Financial Statements included in Part II - Item 8 of this Amendment.)  We intend to report this error as a material weakness in the company's internal controls for financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2004.

To assure similar misapplications of SFAS No. 52 do not occur in the future, we have notified appropriate internal accounting personnel by memo of the appropriate application of SFAS No. 52 to these situations, and we plan to conduct follow-up training of those personnel regarding the appropriate accounting treatment of foreign exchange rates in connection with the preparation of the company's financial statements.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report.

(1)  Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the years ended December 31, 2003, 2002, and 2001.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

(2)  Financial Statement Schedules:

Financial Statement Schedules for the years ended December 31, 2003, 2002, and 2001

Schedule	Description	Filed Herewith

II	Valuation and Qualifying Accounts	X

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	X

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

Report of Independent Registered Public Accounting Firm

on Financial Statement Schedule

To the Board of Directors of The Manitowoc Company, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 5, 2004, except for Note 5 which is as of December 2, 2004 and Note 1 which is as of February 18, 2005, appearing in the 2003 Annual Report to Shareholders of The Manitowoc Company, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 5, 2004, except for Note 5 which is as of December 2, 2004, and Note 1,

  which is as of  February 18, 2005

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

Dated: March 14, 2005
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

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry D. Growcock	March 14, 2005
Terry D. Growcock, Chairman & CEO, Director

/s/ Carl J. Laurino	March 14, 2005
Carl J. Laurino, Senior Vice President & CFO

/s/ Kenneth W. Krueger	March 14, 2005
Kenneth W. Krueger, Director

/s/ Keith D. Nosbusch	March 14, 2005
Keith D. Nosbusch, Director

/s/ Dean H. Anderson	March 14, 2005
Dean H. Anderson, Director

/s/ Robert S. Throop	March 14, 2005
Robert S. Throop, Director

/s/ Robert C. Stift	March 14, 2005
Robert C. Stift, Director

/s/ James L. Packard	March 14, 2005
James L. Packard, Director

/s/ Daniel W. Duval	March 14, 2005
Daniel W. Duval, Director

/s/ Virgis W. Colbert	March 14, 2005
Virgis W. Colbert, Director

THE MANITOWOC COMPANY, INC.

ANNUAL REPORT ON FORM 10-K/A Amendment No. 1

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