Form 10-Q/A
period 2004-03-31
MANITOWOC CO INC
filed 2005-03-14
CIK 61986

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

Restatement

The company hereby amends its Form 10-Q (Items 1, 4 and 6) for the quarterly period ended March 31, 2004.  This amendment corrects items in the company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and related notes that relate to the accounting treatment of goodwill and other intangibles associated with the company’s foreign acquisitions, as described below.

During the course of the audit of our 2004 financial statements, we determined that the accounting treatment of certain of the company’s goodwill and other intangibles related to our foreign acquisitions did not comply with the requirements of Statement of Financial Accounting Statements (SFAS) No. 52, “Foreign Currency Translation.”  We maintained the value of goodwill and other intangibles associated with our 2001 and 2002 foreign acquisitions at the historic foreign currency exchange rates in place at the date of the acquisition.  We now have concluded that we should have translated these intangible assets into our reporting currency at the exchange rate at each balance sheet date to reflect changes in the applicable foreign currency exchange rates.  This amendment restates the company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and related notes included herein to translate these intangible assets at the end of the periods reported to reflect changes in the applicable foreign exchange rates.

The cumulative impact of the error increases the company’s intangible asset balance and currency translation adjustment balance within shareholders’ equity by $52.9 million and $57.6 million as of March 31, 2004 and December 31, 2003, respectively.  This change has no impact on the company’s historical Consolidated Income Statements or Statements of Cash Flows, its financial debt covenants in prior years, or its previous intangible asset impairment analyses under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This change increases (decreases) comprehensive income by $(4.7) million and $5.5 million for the three months ended March 31, 2004 and 2003, respectively.

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

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003

(Unaudited)
(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(as restated)	(as restated)
Assets
Current Assets:
Cash and cash equivalents	$33,069	$44,968
Marketable securities	2,229	2,220
Accounts receivable, less allowances of $26,773 and $24,419	251,432	245,010
Inventories - net	297,010	232,877
Deferred income taxes	69,800	71,781
Other current assets	55,011	49,233
Total current assets	708,551	646,089
Property, plant and equipment - net	336,719	334,618
Goodwill	436,427	438,925
Other intangible assets - net	146,380	149,256
Deferred income taxes	36,525	34,491
Other non-current assets	61,634	56,770
Total assets	$1,726,236	$1,660,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$505,309	$454,394
Current portion of long-term debt	3,637	3,205
Short-term borrowings	20,015	22,011
Product warranties	30,547	33,823
Product liabilities	30,234	31,791
Total current liabilities	589,742	545,224
Non-Current Liabilities:
Long-term debt, less current portion	574,805	567,084
Pension obligations	57,148	57,239
Postretirement health and other benefit obligations	54,502	54,283
Other non-current liabilities	91,203	80,327
Total non-current liabilities	777,658	758,933

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Common stock (36,746,482 shares issued, 26,715,751 and 26,572,024 shares outstanding, respectively)	367	367
Additional paid-in capital	82,679	81,297
Accumulated other comprehensive income	34,917	40,800
Unearned compensation	(258)	(328)
Retained earnings	346,560	340,792
Treasury stock, at cost (10,030,731 and 10,174,458 shares, respectively)	(105,429)	(106,936)
Total stockholders’ equity	358,836	355,992
Total liabilities and stockholders’ equity	$1,726,236	$1,660,149

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

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
	(as restated)	(as restated)

Net earnings	$5,767	$535
Other comprehensive income (loss):
Derivative instrument fair market value adjustment - net of income taxes	(825)	161
Foreign currency translation adjustments	(5,058)	29

Total other comprehensive income (loss)	(5,883)	190

Comprehensive income (loss)	$(116)	$725

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003

1.  Restatement

During the course of the audit of our 2004 financial statements, we determined that the accounting treatment of certain of the company’s goodwill and other intangibles related to our foreign acquisitions did not comply with the requirements of Statement of Financial Accounting Statements (SFAS) No. 52, “Foreign Currency Translation.”  We maintained the value of goodwill and other intangibles associated with our 2001 and 2002 foreign acquisitions at the historic foreign currency exchange rates in place at the date of the acquisition.  We now have concluded that we should have translated these intangible assets into our reporting currency at the exchange rate at each balance sheet date to reflect changes in the applicable foreign currency exchange rates.  This amendment restates the company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and related notes included herein to translate these intangible assets at the end of the periods reported to reflect changes in the applicable foreign exchange rates.

The cumulative impact of the error increases the company’s intangible asset balance and currency translation adjustment balance within shareholders’ equity by $52.9 million and $57.6 million as of March 31, 2004 and December 31, 2003, respectively.  This change has no impact on the company’s historical Consolidated Income Statements or Statements of Cash Flows, its financial debt covenants in prior years, or its previous intangible asset impairment analyses under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This change increases (decreases) comprehensive income by $(4.7) million and $5.5 million for the three months ended March 31, 2004 and 2003, respectively.

The following table shows the impact of the restatement on the effected components of the Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income.

	As Restated		As Reported
	2004	2003	2004	2003
Consolidated Balance Sheets
Goodwill - net	$436,427	$438,925	$406,344	$406,233
Other intangible assets - net	$146,380	$149,256	$123,590	$124,380
Accumulated other comprehensive income	$34,917	$40,800	$(17,956)	$(16,768)

	As Restated		As Reported
	2004	2003	2004	2003
Consolidated Statements of Comprehensive Income
Foreign currency translation adjustment	$(5,058)	$29	$(363)	$(5,446)
Comprehensive income (loss)	$(116)	$725	$4,579	$(4,750)

2.  Accounting Policies

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

3.  Discontinued Operations

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

4.  Inventories

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

7.  Loss on Debt Extinguishment

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

8.  Earnings Per Share

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

9.  Guarantees

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

10.  Plant Consolidations and Restructuring

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

11.  Employee Benefit Plans

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

12.  Legal Settlement

During the first quarter of 2004, the company reached a settlement agreement with a third party and recorded a $2.3 million gain, net of legal and settlement costs, in other income (expense) in the Consolidated Statement of Operations.

13.  Goodwill and Other Intangible Assets

The tables below have been restated for the impact of changes in foreign exchange rates on the company’s goodwill and other intangible assets.

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2003 and three months ended March 31, 2004 are as follows:

	Cranes and	Foodservice
	Related Products	Equipment	Marine	Total
	(as restated)			(as restated)

Balance as of January 1, 2003	$162,157	$185,808	$47,417	$395,382
Grove purchase accounting, net	30,173	—	—	30,173
Manitowoc Foodservice Europe purchase accounting, net	—	678	—	678
Potain purchase accounting, net	(1,021)	—	—	(1,021)
Impairment charge AWP	(4,900)	—	—	(4,900)
Foreign currency impact	18,613	—	—	18,613
Balance as of December 31, 2003	205,022	186,486	47,417	438,925
Foreign currency impact	(2,498)	—	—	(2,498)
Balance as of March 31, 2004	$202,524	$186,486	$47,417	$436,427

During 2003 the company completed the purchase accounting related to the Grove acquisition and the company recorded $30.2 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet.  The purchase accounting adjustments related to the following:  $13.2 million to finalize the accounting for deferred income taxes, related primarily to the non-U.S. Grove operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania (see further detail in Note 10, “Plant Consolidations and Restructuring”); $2.1 million, $0.5 million and $1.5 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related headcount reductions at the Grove facilities in Europe (see further detail in Note 10, “Plant Consolidations and Restructuring”); $2.0 million of pension curtailment gain as a result of the closing of the National Crane facility located in Nebraska (reduction of goodwill); and $1.6 million for other purchase accounting related items.

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

	March 31, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(as restated)		(as restated)	(as restated)		(as restated)

Trademarks and tradenames	$93,567	$—	$93,567	$94,800	$—	$94,800
Patents	28,412	(3,926)	24,486	28,843	(3,383)	25,460
Engineering drawings	10,094	(1,784)	8,310	10,253	(1,537)	8,716
Distribution network	20,017	—	20,017	20,280	—	20,280
	$152,090	$(5,710)	$146,380	$154,176	$(4,920)	$149,256

14.  Recent Accounting Changes and Pronouncements

During December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements were effective immediately for the company’s domestic plans, except for estimated future benefit payments, which are effective in the second quarter of 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.  These interim-period disclosures are effective in the first quarter of 2004 (see Note 11, “Employee Benefit Plans”).

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

15.  Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013

The Condensed Consolidating Balance Sheets as of March 31, 2004 and December 31, 2003 have been restated for the impact of changes in foreign exchange rates on the company’s goodwill, other intangible assets, and stockholder’s equity.

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

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of March 31, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(as restated)		(as restated)	(as restated)	(as restated)
Assets
Current Assets:
Cash and cash equivalents	$8,092	$462	$24,515	$—	$33,069
Marketable securities	2,229	—	—	—	2,229
Accounts receivable - net	4,067	83,493	163,872	—	251,432
Inventories - net	—	106,036	190,974	—	297,010
Deferred income taxes	50,297	—	19,503	—	69,800
Other current assets	534	33,394	21,083	—	55,011
Total current assets	65,219	223,385	419,947	—	708,551

Property, plant and equipment - net	12,083	162,168	162,468	—	336,719
Goodwill	5,434	249,599	181,394	—	436,427
Other intangible assets - net	—	44,312	102,068	—	146,380
Deferred income taxes	16,974	—	19,551	—	36,525
Other non-current assets	42,051	15,215	4,368	—	61,634
Investment in affiliates	501,033	100,890	210,666	(812,589)	—
Total assets	$642,794	$795,569	$1,100,462	$(812,589)	$1,726,236

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$41,260	$200,267	$263,782	$—	$505,309
Current portion long-term debt	2,900	—	737	—	3,637
Short-term borrowings	—	—	20,015	—	20,015
Product warranties	—	17,432	13,115	—	30,547
Product liabilities	—	27,805	2,429	—	30,234
Total current liabilities	44,160	245,504	300,078	—	589,742

Non-Current Liabilities:
Long-term debt, less current portion	554,775	—	20,030	—	574,805
Pension obligations	2,876	23,582	30,690	—	57,148
Postretirement health and other benefit obligations	—	54,502	—	—	54,502
Intercompany	(331,858)	(101,109)	211,935	221,032	—
Other non-current liabilities	14,005	34,537	42,661	—	91,203
Total non-current liabilities	239,798	11,512	305,316	221,032	777,658

Stockholders’ equity	358,836	538,553	495,068	(1,033,621)	358,836

Total liabilities and stockholders’ equity	$642,794	$795,569	$1,100,462	$(812,589)	$1,726,236

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2003
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(as restated)		(as restated)	(as restated)	(as restated)
Assets
Current Assets:
Cash and cash equivalents	$11,816	$(100)	$33,252	$—	$44,968
Marketable securities	2,220	—	—	—	2,220
Accounts receivable - net	4,086	76,648	164,276	—	245,010
Inventories - net	—	89,103	143,774	—	232,877
Deferred income taxes	50,297	—	21,484	—	71,781
Other current assets	302	24,944	23,987	—	49,233
Total current assets	68,721	190,595	386,773	—	646,089

Property, plant and equipment - net	12,089	149,696	172,833	—	334,618
Goodwill	5,434	249,599	183,892	—	438,925
Other intangible assets - net	—	44,483	104,773	—	149,256
Deferred income taxes	12,906	—	21,585	—	34,491
Other non-current assets	26,370	8,397	22,003	—	56,770
Investment in affiliates	505,728	100,937	210,667	(817,332)	—
Total assets	$631,248	$743,707	$1,102,526	$(817,332)	$1,660,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$17,649	$202,917	$233,828	$—	$454,394
Current portion of long-term debt	2,900	—	305	—	3,205
Short-term borrowings	—	—	22,011	—	22,011
Product warranties	—	19,805	14,018	—	33,823
Product liabilities	—	29,145	2,646	—	31,791
Total current liabilities	20,549	251,867	272,808	—	545,224

Non-Current Liabilities:
Long-term debt, less current portion	559,640	—	7,444	—	567,084
Pension obligations	12,467	14,309	30,463	—	57,239
Postretirement health and other benefit obligations	—	54,283	—	—	54,283
Intercompany	(332,026)	(113,823)	227,802	218,047	—
Other non-current liabilities	14,626	9,362	56,339	—	80,327
Total non-current liabilities	254,707	(35,869)	322,048	218,047	758,933

Stockholders’ equity	355,992	527,709	507,670	(1,035,379)	355,992

Total liabilities and stockholders’ equity	$631,248	$743,707	$1,102,526	$(817,332)	$1,660,149

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

16.  Business Segments

The total assets by segment table below has been restated for the impact of changes in foreign exchange rates on the company’s goodwill and other intangible assets.

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
Earnings from operations:
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

As of March 31, 2004 and December 31, 2003, the total assets by segment were as follows:

	March 31, 2004	December 31, 2003
Crane (as restated)	$1,192,335	$1,151,751
Foodservice	308,398	290,586
Marine	95,931	91,519
Corporate	129,572	126,293
Total (as restated)	$1,726,236	$1,660,149

17.  Subsequent Event

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

Item 4  Controls and Procedures

Disclosure Controls and Procedures:  The company maintains disclosure controls and procedures designed to ensure that information the company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  In connection with the initial preparation of this Quarterly Report on Form 10-Q, the company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date")).  Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the company's Disclosure Controls and Procedures were effective in bringing to their attention on a timely basis material information relating to the company required to be included in the company's periodic filing under the Exchange Act.

In light of the material weakness in the company’s internal controls over financial reporting discussed below (see "Internal Controls Over Financial Reporting") and in connection with the preparation of this amendment to our report, management of the company, with the participation of the Chief Executive Officer and Chief Financial Officer, again reviewed and evaluated the effectiveness of the company's disclosure controls and procedures.  In particular, they specifically assessed whether this material weakness in our internal controls over financial reporting had any implications with respect to the effectiveness of the company's disclosure controls and procedures.  They determined that it is difficult to separate the material weakness in internal controls from the company’s disclosure controls and procedures.  Because of the material weakness described below, we have concluded that our disclosure controls and procedures were ineffective as of March 31, 2004.  We have directed the implementation of the remedial steps described below to strengthen the effectiveness of the company’s disclosure controls and procedures.

Internal Controls Over Financial Reporting.  When the company first filed its Quarterly Report for the three-months ended March 31, 2004, we were engaged in a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2004.  This effort included internal control documentation and review under the direction of senior management.  At that point in the process, we had detected no material weaknesses in internal controls over financial reporting.  Since that time, we have completed the comprehensive review of our internal controls over financial reporting, and as discussed in more detail in Note 1 to the company’s Financial Statements we have determined that we misapplied Statements of Financial Reporting Statement Number 52 (“SFAS No. 52”) to our 2001 and 2002 foreign acquisitions by failing to translate from period to period the goodwill and intangible assets associated with those acquisitions to reflect changes in applicable foreign currency exchange rates.  We therefore are restating the company's financial statements in this amendment to our report to correct the error that resulted from the misapplication of SFAS No. 52.  (See Note 1 to the company's Financial Statements included in Part I - Item 1 of this Amendment.)  We intend to report this error as a material weakness in the company's internal controls for financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q/A

Amendment No. 1

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