Form 10-Q/A
period 2004-06-30
MANITOWOC CO INC
filed 2005-03-14
CIK 61986

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

Restatement

The company hereby amends its Form 10-Q (Items 1, 4 and 6) for the quarterly period ended June 30, 2004.  This amendment corrects items in the company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and related notes that relate to the accounting treatment of goodwill and other intangibles associated with the Registrant’s foreign acquisitions, as described below.

During the course of the audit of our 2004 financial statements, we determined that the accounting treatment of certain of the company’s goodwill and other intangibles related to our foreign acquisitions did not comply with the requirements of Statement of Financial Accounting Statements (SFAS) No. 52, “Foreign Currency Translation.”  We maintained the value of goodwill and other intangibles associated with our 2001 and 2002 foreign acquisitions at the historic foreign currency exchange rates in place at the date of the acquisition.  We now have concluded that we should have translated these intangible assets into our reporting currency at the exchange rates at each balance sheet date to reflect changes in the applicable foreign currency exchange rates.  This amendment restates the company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and related notes included herein to translate these intangible assets at the end of the periods reported to reflect changes in the applicable foreign exchange rates.

The cumulative impact of the error increases the company’s intangible asset balance and currency translation adjustment balance within shareholders’ equity by $51.1 million and $57.6 million as of June 30, 2004 and December 31, 2003, respectively.  This change has no impact on the company’s historical Consolidated Income Statements or Statements of Cash Flows, its financial debt covenants in prior years, or its previous intangible asset impairment analyses under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This change increases (decreases) comprehensive income by $(1.7) million $11.2 million, $(6.4) million and $16.7 million for the three months ended June 30, 2004 and 2003, and six months ended June 30, 2004 and 2003, respectively.

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

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003

(Unaudited)
(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(as restated)	(as restated)
Assets
Current Assets:
Cash and cash equivalents	$46,951	$44,968
Marketable securities	2,225	2,220
Accounts receivable, less allowances of $28,168 and $24,419	276,660	245,010
Inventories - net	307,506	232,877
Deferred income taxes	72,057	71,781
Other current assets	44,484	49,233
Total current assets	749,883	646,089
Property, plant and equipment - net	334,013	334,618
Goodwill	435,586	438,925
Other intangible assets - net	144,802	149,256
Deferred income taxes	36,374	34,491
Other non-current assets	64,492	56,770
Total assets	$1,765,150	$1,660,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$519,794	$454,394
Current portion of long-term debt	3,640	3,205
Short-term borrowings	18,351	22,011
Product warranties	32,313	33,823
Product liabilities	29,399	31,791
Total current liabilities	603,497	545,224
Non-Current Liabilities:
Long-term debt, less current portion	562,732	567,084
Pension obligations	55,697	57,239
Postretirement health and other benefit obligations	54,468	54,283
Other non-current liabilities	117,818	80,327
Total non-current liabilities	790,715	758,933

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Common stock (36,746,482 shares issued, 26,739,525 and 26,572,024 shares outstanding, respectively)	367	367
Additional paid-in capital	82,925	81,297
Accumulated other comprehensive income	31,216	40,800
Unearned compensation	(187)	(328)
Retained earnings	361,813	340,792
Treasury stock, at cost (10,006,957 and 10,174,458 shares, respectively)	(105,196)	(106,936)
Total stockholders’ equity	370,938	355,992
Total liabilities and stockholders’ equity	$1,765,150	$1,660,149

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

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)

Net earnings	$15,252	$1,313	$21,021	$1,848
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	259	601	(566)	762
Foreign currency translation adjustments	(3,960)	24,278	(9,018)	24,307

Total other comprehensive income (loss)	(3,701)	24,879	(9,584)	25,069

Comprehensive income	$11,551	$26,192	$11,437	$26,917

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2004 and 2003

1.  Restatement

During the course of the audit of our 2004 financial statements, we determined that the accounting treatment of certain of the company’s goodwill and other intangibles related to our foreign acquisitions did not comply with the requirements of Statement of Financial Accounting Statements (SFAS) No. 52, “Foreign Currency Translation.”  We maintained the value of goodwill and other intangibles associated with our 2001 and 2002 foreign acquisitions at the historic foreign currency exchange rates in place at the date of the acquisition.  We now have concluded that we should have translated these intangible assets into our reporting currency at the exchange rates at each balance sheet date to reflect changes in the applicable foreign currency exchange rates.  This amendment restates the company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and related notes included herein to translate these intangible assets at the end of the periods reported to reflect changes in the applicable foreign exchange rates.

The cumulative impact of the error increases the company’s intangible asset balance and currency translation adjustment balance within shareholders’ equity by $51.1 million and $57.6 million as of June 30, 2004 and December 31, 2003, respectively.  This change has no impact on the company’s historical Consolidated Income Statements or Statements of Cash Flows, its financial debt covenants in prior years, or its previous intangible asset impairment analyses under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This change increases (decreases) comprehensive income by $(1.7) million $11.2 million, $(6.4) million and $16.7 million for the three months ended June 30, 2004 and 2003, and six months ended June 30, 2004 and 2003, respectively.

The following table shows the impact of the restatement on the effected components of the Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income.

	As Restated		As Reported
	2004	2003	2004	2003
Consolidated Balance Sheets
Goodwill - net	$435,586	$438,925	$406,432	$406,233
Other intangible assets - net	$144,802	$149,256	$122,823	$124,380
Accumulated other comprehensive income (loss)	$31,216	$40,800	$(19,917)	$(16,768)

	As Restated		As Reported		As Restated		As Reported
	Three Months	Three Months	Three Months	Three Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Consolidated Statements of Comprehensive Income
Foreign currency translation adjustment	$(3,960)	$24,278	$(2,220)	$13,063	$(9,018)	$24,307	$(2,583)	$7,617
Comprehensive income (loss)	$11,551	$26,192	$13,291	$14,977	$11,437	$26,917	$17,872	$10,227

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

4. Inventories

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

10. Restructuring and Plant Consolidation

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

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2003 and six months ended June 30, 2004 are as follows:

	Cranes and Related Products	Foodservice Equipment	Marine	Total
	(as restated)			(as restated)

Balance as of January 1, 2003	$162,157	$185,808	$47,417	$395,382
Grove purchase accounting, net	30,173	—	—	30,173
Manitowoc Foodservice Europe purchase accounting, net	—	678	—	678
Potain purchase accounting, net	(1,021)	—	—	(1,021)
Impairment charge AWP	(4,900)	—	—	(4,900)
Foreign currency impact	18,613	—	—	18,613
Balance as of December 31, 2003	205,022	186,486	47,417	438,925
Foreign currency impact	(3,339)	—	—	(3,339)
Balance as of June 30, 2004	$201,683	$186,486	$47,417	$435,586

During 2003, the company completed the purchase accounting related to the Grove acquisition and the company recorded $30.2 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet.  The purchase accounting adjustments related to the following:  $13.2 million to finalize the accounting for deferred income taxes, related primarily to the non-U.S. Grove operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania (see further detail in Note 10, “Restructuring and Plant Consolidation”); $2.1 million, $0.5 million and $1.5 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related headcount reductions at the facilities of Grove facilities in Europe (see further detail in Note 10, “Restructuring and Plant Consolidations”); $2.0 million of pension curtailment gain as a result of the closing of the National Crane facility located in Nebraska (reduction of goodwill); and $1.6 million for other purchase accounting related items.

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

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(as restated)		(as restated)	(as restated)		(as restated)

Trademarks and tradenames	$93,137	$—	$93,137	$94,800	$—	$94,800
Patents	28,205	(4,453)	23,752	28,843	(3,383)	25,460
Engineering drawings	10,013	(2,024)	7,989	10,253	(1,537)	8,716
Distribution network	19,924	—	19,924	20,280	—	20,280
	$151,279	$(6,477)	$144,802	$154,176	$(4,920)	$149,256

14. Recent Accounting Changes and Pronouncements

During December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements were effective immediately for the company’s domestic plans, except for estimated future benefit payments, which are effective in the second quarter of 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.  These interim-period disclosures were effective in the first quarter of 2004 (see Note 11, “Employee Benefit Plans”).

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

15. Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013

The Condensed Consolidating Balance Sheets as of June 30, 2004 and December 31, 2003 have been restated for the impact of changes in foreign exchange rates on the company’s goodwill, other intangible assets, and stockholder’s equity.

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

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of June 30, 2004

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(as restated)		(as restated)	(as restated)	(as restated)
Assets
Current Assets:
Cash and cash equivalents	$27,154	$1,120	$18,677	$—	$46,951
Marketable securities	2,225	—	—	—	2,225
Accounts receivable - net	1,600	110,469	164,591	—	276,660
Inventories - net	—	108,959	198,547	—	307,506
Deferred income taxes	14,770	—	57,287	—	72,057
Other current assets	476	23,327	20,681	—	44,484
Total current assets	46,225	243,875	459,783	—	749,883

Property, plant and equipment - net	12,080	163,054	158,879	—	334,013
Goodwill	5,434	249,687	180,465	—	435,586
Other intangible assets - net	—	39,169	105,633	—	144,802
Deferred income taxes	35,863	—	511	—	36,374
Other non-current assets	28,177	18,244	18,071	—	64,492
Investment in affiliates	499,293	100,931	210,625	(810,849)	—
Total assets	$627,072	$814,960	$1,133,967	$(810,849)	$1,765,150

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$37,830	$221,882	$260,082	$—	$519,794
Current portion long-term debt	2,900	—	740	—	3,640
Short-term borrowings	—	—	18,351	—	18,351
Product warranties	—	18,676	13,637	—	32,313
Product liabilities	—	27,621	1,778	—	29,399
Total current liabilities	40,730	268,179	294,588	—	603,497

Non-Current Liabilities:
Long-term debt, less current portion	543,048	—	19,684	—	562,732
Pension obligations	2,864	21,904	30,929	—	55,697
Postretirement health and other benefit obligations	54,464	4	—	—	54,468
Intercompany	(391,338)	(72,639)	228,290	235,687	—
Other non-current liabilities	6,366	47,679	63,773	—	117,818
Total non-current liabilities	215,404	(3,052)	342,676	235,687	790,715

Stockholders’ equity	370,938	549,833	496,703	(1,046,536)	370,938

Total liabilities and stockholders’ equity	$627,072	$814,960	$1,133,967	$(810,849)	$1,765,150

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

Crane segment operating earnings for the three and six months ended June 30, 2004 includes amortization expense of  $0.7 million and $1.6 million, respectively, and for both periods a charge of $0.8 million related to restructuring activities (see Note 10. “Restructuring and Plant Consolidation”).  Crane segment operating earnings for the three and six months ended June 30, 2003 includes amortization expense of $0.7 million and $1.4 million, respectively, and for both periods a charge of $4.2 million related to restructuring activities (see Note 9. “Restructuring and Plant Consolidation”).

As of June 30, 2004 and December 31, 2003, the total assets by segment were as follows:

	June 30, 2004	December 31, 2003
Crane (as restated)	$1,212,950	$1,151,751
Foodservice	325,604	290,586
Marine	94,478	91,519
Corporate	132,118	126,293
Total (as restated)	$1,765,150	$1,660,149

Item 4  Controls and Procedures

Disclosure Controls and Procedures:  The company maintains disclosure controls and procedures designed to ensure that information the company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  In connection with the initial preparation of this Quarterly Report on Form 10-Q, the company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”)).  Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the company’s Disclosure Controls and Procedures were effective in bringing to their attention on a timely basis material information relating to the company required to be included in the company’s periodic filing under the Exchange Act.

In light of the material weakness in the company’s internal controls over financial reporting discussed below (see “Internal Controls Over Financial Reporting”) and in connection with the preparation of this amendment to our report, management of the company, with the participation of the Chief Executive Officer and Chief Financial Officer, again reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures.  In particular, they specifically assessed whether this material weakness in our internal controls over financial reporting had any implications with respect to the effectiveness of the company’s disclosure controls and procedures.  They determined that it is difficult to separate the material weakness in internal controls from the company’s disclosure controls and procedures.  Because of the material weakness described below, we have concluded that our disclosure controls and procedures were ineffective as of June 30, 2004.  We have directed the implementation of the remedial stops described below to strengthen the effectiveness of the company's disclosure controls and procedures.

Internal Controls Over Financial Reporting.  When the company first filed its Quarterly Report for the three-months ended June 30, 2004, we were engaged in a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2004.  This effort included internal control documentation and review under the direction of senior management.  At that point in the process, we had detected no material weaknesses in internal controls over financial reporting.  Since that time, we have completed the comprehensive review of our internal controls over financial reporting, and as discussed in more detail in Note 1 to the company’s Financial Statements we have determined that we misapplied Statements of Financial Reporting Statement Number 52 (“SFAS No. 52”) to our 2001 and 2002 foreign acquisitions by failing to translate from period to period the goodwill and intangible assets associated with those acquisitions to reflect changes in applicable foreign currency exchange rates.  We therefore are restating the company’s financial statements in this amendment to our report to correct the error that resulted from the misapplication of SFAS No. 52.  (See Note 1 to the company’s Financial Statements included in Part I - Item 1 of this Amendment.)  We intend to report this error as a material weakness in the company’s internal controls for financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2004.

To assure similar misapplications of SFAS No. 52 do not occur in the future, we have notified appropriate internal accounting personnel by memo of the appropriate application of SFAS No. 52 to these situations, and we plan to conduct follow-up training of those personnel regarding the appropriate accounting treatment of foreign exchange rates in connection with the preparation of the company’s financial statements.

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

June 30, 2004

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