Form 10-Q/A
period 2004-09-30
MANITOWOC CO INC
filed 2005-03-14
CIK 61986

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

Restatement

The company hereby amends its Form 10-Q (Items 1, 4 and 6) for the quarterly period ended September 30, 2004.  This amendment corrects items in the company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and related notes that relate to the accounting treatment of goodwill and other intangibles associated with the Registrant’s foreign acquisitions, as described below.

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

The cumulative impact of the error increases the company’s intangible asset balance and currency translation adjustment balance within shareholders’ equity by $55.3 million and $57.6 million as of September 30, 2004 and December 31, 2003, respectively.  This change has no impact on the company’s historical Consolidated Income Statements or Statements of Cash Flows, its financial debt covenants in prior years, or its previous intangible asset impairment analyses under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This change increases (decreases) comprehensive income by $4.2 million, $2.7 million, $(2.3) million and $19.4 million for the three months ended September 30, 2004 and 2003, and nine months ended September 30, 2004 and 2003, respectively.

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

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003

(Unaudited)
(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(as restated)	(as restated)
Assets
Current Assets:
Cash and cash equivalents	$52,637	$44,968
Marketable securities	2,242	2,220
Accounts receivable, less allowances of $29,887 and $24,419	220,017	245,010
Inventories - net	330,214	232,877
Deferred income taxes	74,304	71,781
Other current assets	47,082	49,233
Total current assets	726,496	646,089
Property, plant and equipment - net	331,608	334,618
Goodwill	438,198	438,925
Other intangible assets - net	145,745	149,256
Deferred income taxes	36,441	34,491
Other non-current assets	85,120	56,770
Total assets	$1,763,608	$1,660,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$503,148	$454,394
Current portion of long-term debt	3,229	3,205
Short-term borrowings	17,859	22,011
Product warranties	32,721	33,823
Product liabilities	29,039	31,791
Total current liabilities	585,996	545,224
Non-Current Liabilities:
Long-term debt, less current portion	562,820	567,084
Pension obligations	51,796	57,239
Postretirement health and other benefit obligations	54,412	54,283
Other non-current liabilities	117,352	80,327
Total non-current liabilities	786,380	758,933

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Common stock (36,746,482 shares issued, 26,855,006 and 26,572,024 shares outstanding, respectively)	367	367
Additional paid-in capital	84,000	81,297
Accumulated other comprehensive income	36,447	40,800
Unearned compensation	(117)	(328)
Retained earnings	374,518	340,792
Treasury stock, at cost (9,891,476 and 10,174,458 shares, respectively)	(103,983)	(106,936)
Total stockholders’ equity	391,232	355,992
Total liabilities and stockholders’ equity	$1,763,608	$1,660,149

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

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)
Net earnings	$12,704	$7,198	$33,726	$9,046
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	530	(277)	(36)	485
Foreign currency translation adjustments	4,701	2,501	(4,317)	26,808

Total other comprehensive income (loss)	5,231	2,224	(4,353)	27,293

Comprehensive income	$17,935	$9,422	$29,373	$36,339

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

The cumulative impact of the error increases the company’s intangible asset balance and currency translation adjustment balance within shareholders’ equity by $55.3 million and $57.6 million as of September 30, 2004 and December 31, 2003, respectively.  This change has no impact on the company’s historical Consolidated Income Statements or Statements of Cash Flows, its financial debt covenants in prior years, or its previous intangible asset impairment analyses under SFAS No. 142, “Goodwill and Other Intangible Assets.”  This change increases (decreases) comprehensive income by $4.2 million $2.7 million, $(2.3) million and $19.4 million for the three months ended September 30, 2004 and 2003, and nine months ended September 30, 2004 and 2003, respectively.

The following table shows the impact of the restatement on the effected components of the Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income.

	As Restated		As Reported
	2004	2003	2004	2003
Consolidated Balance Sheets
Goodwill	$438,198	$438,925	$406,586	$406,233
Other intangible assets — net	$145,745	$149,256	$122,047	$124,380
Accumulated other comprehensive income (loss)	$36,447	$40,800	$(18,863)	$(16,768)

	As Restated		As Reported		As Restated		As Reported
	Three Months	Three Months	Three Months	Three Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Consolidated Statements of Comprehensive Income
Foreign currency translation adjustment	$4,701	$2,501	$524	$(172)	$(4,317)	$26,808	$(2,059)	$7,445
Comprehensive income	$17,935	$9,422	$13,758	$6,749	$29,373	$36,339	$31,631	$16,976

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

During the second and third quarter of 2004, the company sold $11.3 million and $17.3 million, respectively of its long term notes receivable to third party financing companies.  The company fully guarantees collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet in other non-current assets and the company has recognized an obligation equal to the notes in other non-current liabilities in the Consolidated Balance Sheet as of September 30, 2004.  The cash flow benefit of these transactions are reflected as proceeds from notes financing in the Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2004.

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

13.  Goodwill and Other Intangible Assets

The tables below have been restated for the impact of changes in foreign exchange rates on the company’s goodwill and other intangible assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2003 and nine months ended September 30, 2004 are as follows:

	Cranes and Related Products	Foodservice Equipment	Marine	Total
	(as restated)			(as restated)
Balance as of January 1, 2003	$162,157	$185,808	$47,417	$395,382
Grove purchase accounting, net	30,173	—	—	30,173
Manitowoc Foodservice Europe purchase accounting, net	—	678	—	678
Potain purchase accounting, net	(1,021)	—	—	(1,021)
Impairment charge AWP	(4,900)	—	—	(4,900)
Foreign currency impact	18,613	—	—	18,613
Balance as of December 31, 2003	205,022	186,486	47,417	438,925
Foreign currency impact	(727)	—	—	(727)
Balance as of September 30, 2004	$204,295	$186,486	$47,417	$438,198

During 2003, the company completed the purchase accounting related to the Grove acquisition and the company recorded

$30.2 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet.  The purchase accounting adjustments related to the following:  $13.2 million to finalize the accounting for deferred income taxes, related primarily to the non-U.S. Grove operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania (see further detail in Note 10, “Restructuring and Plant Consolidation”); $2.1 million, $0.5 million and $1.5 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related headcount reductions at the Grove facilities in Europe (see further detail in Note 10, “Restructuring and Plant Consolidation”); $2.0 million of pension curtailment gain as a result of the closing of the National Crane facility located in Nebraska (reduction of goodwill); and $1.6 million for other purchase accounting related items.

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

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(as restated)		(as restated)	(as restated)		(as restated)
Trademarks and tradenames	$94,340	$—	$94,340	$94,800	$—	$94,800
Patents	28,408	(4,987)	23,421	28,843	(3,383)	25,460
Engineering drawings	10,069	(2,266)	7,803	10,253	(1,537)	8,716
Distribution network	20,181	—	20,181	20,280	—	20,280
	$152,998	$(7,253)	$145,745	$154,176	$(4,920)	$149,256

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

15. Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013

The Condensed Consolidating Balance Sheets as of September 30, 2004 and December 31, 2003 have been restated for the impact of changes in foreign exchange rates on the company’s goodwill, other intangible assets and stockholders’ equity.

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

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(as restated)		(as restated)	(as restated)	(as restated)
Assets
Current Assets:
Cash and cash equivalents	$20,148	$1,517	$30,972	$—	$52,637
Marketable securities	2,242	—	—	—	2,242
Accounts receivable - net	213	90,044	129,760	—	220,017
Inventories - net	—	116,935	213,279	—	330,214
Deferred income taxes	15,685	—	58,619	—	74,304
Other current assets	399	28,476	18,207	—	47,082
Total current assets	38,687	236,972	450,837	—	726,496

Property, plant and equipment - net	11,933	164,501	155,174	—	331,608
Goodwill	5,434	246,897	185,867	—	438,198
Other intangible assets - net	—	41,788	103,957	—	145,745
Deferred income taxes	35,862	—	579	—	36,441
Other non-current assets	30,174	32,513	22,433	—	85,120
Investment in affiliates	503,470	119,394	210,625	(833,489)	—
Total assets	$625,560	$842,065	$1,129,472	$(833,489)	$1,763,608

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$45,026	$217,949	$240,173	$—	$503,148
Current portion long-term debt	2,900	—	329	—	3,229
Short-term borrowings	—	—	17,859	—	17,859
Product warranties	—	19,156	13,565	—	32,721
Product liabilities	—	27,556	1,483	—	29,039
Total current liabilities	47,926	264,661	273,409	—	585,996

Non-Current Liabilities:
Long-term debt, less current portion	543,504	—	19,316	—	562,820
Pension obligations	2,866	18,037	30,893	—	51,796
Postretirement health and other benefit obligations	54,398	14	—	—	54,412
Intercompany	(415,898)	(77,358)	222,569	270,687	—
Other non-current liabilities	1,532	51,550	64,270	—	117,352
Total non-current liabilities	186,402	(7,757)	337,048	270,687	786,380

Stockholders’ equity	391,232	585,161	519,015	(1,104,176)	391,232

Total liabilities and stockholders’ equity	$625,560	$842,065	$1,129,472	$(833,489)	$1,763,608

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

Crane segment operating earnings for the three and nine months ended September 30, 2004 include amortization expense of $0.8 million and $2.3 million, respectively.  Crane segment operating earnings for the three and nine months ended September 30, 2004 include charges of $0.2 million and $1.0 million, respectively, related to restructuring activities (see Note 10. “Restructuring and Plant Consolidation”).  Crane segment operating earnings for the three and nine months ended September 30, 2003 include amortization expense of $0.7 million and $2.2 million, respectively.  Crane segment operating earnings for the three and nine months ended September 30, 2003 include charges of $1.2 million and $5.9 million, respectively, related to restructuring activities (see Note 10. “Restructuring and Plant Consolidation”).

As of September 30, 2004 and December 31, 2003, the total assets by segment were as follows:

	September 30, 2004	December 31, 2003
Crane (as restated)	$1,223,942	$1,151,751
Foodservice	311,648	290,586
Marine	101,588	91,519
Corporate	126,430	126,293
Total (as restated)	$1,763,608	$1,660,149

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

In light of the material weakness in the company’s internal controls over financial reporting discussed below (see “Internal Controls Over Financial Reporting”) and in connection with the preparation of this amendment to our report, management of the company, with the participation of the Chief Executive Officer and Chief Financial Officer, again reviewed and evaluated the effectiveness of the company’s disclosure controls and procedures.  In particular, they specifically assessed whether this material weakness in our internal controls over financial reporting had any implications with respect to the effectiveness of the company’s disclosure controls and procedures.  They determined that it is difficult to separate the material weakness in internal controls from the company’s disclosure controls and procedures.  Because of the material weakness described below, we have concluded that our disclosure controls and procedures were ineffective as of September 30, 2004.  We have directed the implementation of the remedial steps described below to strengthen the effectiveness of the company's disclosure controls and procedures.

Internal Controls Over Financial Reporting.  When the company first filed its Quarterly Report for the three-months ended September 30, 2004, we were engaged in a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2004.  This effort included internal control documentation and review under the direction of senior management.  At that point in the process, we had detected no material weaknesses in internal controls over financial reporting.  Since that time, we have completed the comprehensive review of our internal controls over financial reporting, and as discussed in more detail in Note 1 to the company’s Financial Statements we have determined that we misapplied Statements of Financial Reporting Statement Number 52 (“SFAS No. 52”) to our 2001 and 2002 foreign acquisitions by failing to translate from period to period the goodwill and intangible assets associated with those acquisitions to reflect changes in applicable foreign currency exchange rates.  We therefore are restating the company’s financial statements in this amendment to our report to correct the error that resulted from the misapplication of SFAS No. 52.  (See Note 1 to the company’s Financial Statements included in Part I - Item 1 of this Amendment.)  We intend to report this error as a material weakness in the company’s internal controls for financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2004.

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