Form 10-K
period 2004-12-31
MANITOWOC CO INC
filed 2005-03-16
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The Aggregate Market Value on June 30, 2004, of the registrant’s Common Stock held by non-affiliates of the registrant was $905,132,921 based on the closing per share price of $33.85 on that date.

The number of shares outstanding of the registrant’s Common Stock as of February 23, 2005, the most recent practicable date, was 29,976,185.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the annual Meeting of Shareholders, dated April 1, 2005 (the “2005 Proxy Statement”), are incorporate by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

PART I

Item 1.    Business

GENERAL

Founded in 1902, we are a diversified industrial manufacturer in three principal markets: Cranes and Related Products (Crane); Foodservice Equipment (Foodservice) and Marine.  We have over a 100-year tradition of providing high-quality, customer-focused products and support services to our markets worldwide.  For the year ended December 31, 2004 we had net sales of approximately $2.0 billion.  During the past six years we made several acquisitions and divested or closed certain smaller companies or product lines.  See further details of the acquisitions, divestitures and closures in Footnotes 3 and 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our Crane business is a global provider of engineered lift solutions, offering one of the broadest lines of lifting equipment in our industry.  We design, manufacture and market a comprehensive line of crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  Our Crane products are marketed under the Manitowoc, Grove, Potain, National, and CraneCare brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.

Our Foodservice business is a leading broad-line manufacturer of “cold side” commercial foodservice products.  We design, manufacture and market full product lines of ice making machines, walk-in and reach-in refrigerators and freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling, and institutional foodservice markets.  Our Foodservice products are marketed under the Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, Koolaire, Flomatic, Icetronic, Kyees, RDI, and other brand names.

Our Marine segment provides new construction, shiprepair and maintenance services for freshwater and saltwater vessels from four shipyards on the U.S. Great Lakes.  Our Marine segment is also a provider of Great Lakes and oceangoing mid-sized commercial, research and military vessels.  Our Marine segment serves the Great Lakes maritime market consisting of both U.S. and Canadian fleets, inland waterway operations, and ocean going vessels that transit the Great Lakes and St. Lawrence Seaways.

Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54221-0066.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about the Crane, Foodservice and Marine segments for the years ended December 31, 2004, 2003 and 2002.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense, curtailment gain, and income taxes.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Restructuring costs separately identified in the Consolidated Statement of Operations are included as reductions to the respective segment’s operating earnings for each year below.

	2004	2003	2002

Net sales from continuing operations:
Crane	$1,248,476	$962,808	$674,060
Foodservice	468,483	457,000	462,906
Marine	247,142	151,048	219,457
Total	$1,964,101	$1,570,856	$1,356,423

Operating earnings from continuing operations:
Crane	$57,011	$24,437	$55,613
Foodservice	66,190	65,927	56,749
Marine	9,080	4,750	19,934
Corporate	(21,243)	(19,210)	(15,171)
Amortization expense	(3,141)	(2,919)	(2,001)
Curtailment gain	—	12,897	—
Operating earnings from continuing operations	$107,897	$85,882	$115,124

Capital expenditures:
Crane	$24,192	$25,028	$19,116
Foodservice	12,524	5,005	4,107
Marine	4,757	735	1,490
Corporate	2,913	1,209	8,283
Total	$44,386	$31,977	$32,996

Total assets:
Crane	$1,279,665	$1,151,751	$1,046,294
Foodservice	302,865	290,586	320,840
Marine	110,336	91,519	93,983
Corporate	235,270	126,293	139,529
Total	$1,928,136	$1,660,149	$1,600,646

PRODUCTS AND SERVICES

We sell our products categorized in the following business segments:

Business Segment	Percentage of 2004 Net Sales	Key Products	Key Brands

Cranes and Related Products	63.6%

Lattice-boom Cranes: which include crawler and truck mounted lattice-boom cranes, and crawler crane attachments; Tower Cranes: which include top slewing luffing jib, topless, and self erecting tower cranes; Mobile Telescopic Cranes: including rough terrain, all-terrain, truck mounted and industrial cranes; Boom Trucks: which include telescopic and articulated boom trucks; Parts and Service: which include replacement parts, product services, crane rebuilding and remanufacturing services.

			Manitowoc Potain Grove National Crane Care

Foodservice Equipment	23.9%

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

			Manitowoc SerVend Multiplex Kolpak Harford-Duracool McCall Koolaire Flomatic Icetronic Kyees RDI

Marine	12.5%

New construction services for commercial, government, military, and research vessels of all varieties, including Military vessels, ice breakers, ferries, patrol boats, self-unloading bulk carriers, double-hull tank barges, integrated tug/barges and dredges; inspection, maintenance and repair of freshwater and saltwater vessels.

Cranes and Related Products

Our Crane segment designs, manufactures and distributes a diversified line of crawler and truck mounted lattice-boom cranes, which we sell under the “Manitowoc” name.  Our Crane segment also designs and manufactures a diversified line of top slewing and self erecting tower cranes, which we sell under the “Potain” name.  We design and manufacture mobile telescopic cranes which we sell under the “Grove” name. We also design and manufacture a comprehensive line of hydraulically powered telescopic and articulated boom trucks, which we sell under the “National” brand name. We also provide crane product services, and crane rebuilding and remanufacturing services which are delivered under the CraneCare brand name.  In some cases our products are manufactured for us or distributed for us under strategic alliances.  Our crane products are used in a wide variety of applications throughout the world, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.   Many of our customers purchase one crane together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Various crane models combined with available options have lifting capacities up to 1,433 U.S. tons.

Lattice-boom Cranes.  Under the Manitowoc brand name we design, manufacture and distribute lattice-boom crawler cranes.  Lattice-boom cranes consist of a lattice-boom, which is a fabricated, high-strength steel structure that has four chords and tubular lacings, mounted on a base which is either crawler or truck mounted. Lattice-boom cranes weigh less and provide higher lifting capacities than a telescopic boom of similar length. The lattice-boom sections, together with the crane base, are transported to and erected at a project site.

We currently offer models of lattice-boom cranes with lifting capacities up to 1,433 tons, which are used to lift material and equipment in a wide variety of applications and end markets, including heavy construction, bridge and highway, duty cycle and infrastructure and energy related projects. These cranes are also used by the crane rental industry, which serves all of the above industries.

Lattice-boom crawler cranes may be classified according to their lift capacity—low capacity and high capacity. Low capacity crawler cranes with 150-ton capacity or less are often utilized for general construction and duty cycle applications.  High capacity crawler cranes with greater than 150-ton capacity are utilized to lift materials in a wide variety of applications and are often utilized in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer eight low-capacity models and eight high-capacity models.  We also manufacture lattice-boom, self erecting truck cranes. These cranes serve the same markets as our high capacity crawler cranes.  They differ from their crawler counterparts only in that they are mounted on a truck rather than a crawler and can travel at highway speeds.

We also offer our lattice-boom crawler crane customers various attachments that provide our cranes with greater capacity in terms of height, movement and lifting. Our principal attachments are: MAX-ER™ attachment, luffing jibs, and RINGER™ attachments. The MAX-ER is a trailing, counterweight, heavy-lift attachment that dramatically improves the reach, capacity and lift dynamics of the basic crane to which it is mounted. It can be transferred between cranes of the same model for maximum economy and occupies less space than competitive heavy-lift systems. A luffing jib is a fabricated structure similar to, but smaller than, a lattice-boom. Mounted at the tip of a lattice-boom, a luffing jib easily adjusts its angle of operation permitting one crane with a luffing jib to make lifts at additional locations on the project site. It can be transferred between cranes of the same model to maximize utilization. A RINGER attachment is a high-capacity lift attachment that distributes load reactions over a large area to minimize ground-bearing pressure. It can also be more economical than transporting and setting up a larger crane.

Tower Cranes. Under the Potain brand name we design and manufacture tower cranes utilized primarily in the building and construction industry. Tower cranes offer the ability to lift and place material more quickly and accurately than other types of lifting machinery without utilizing substantial square footage on the ground. Tower cranes include a stationary vertical tower and a horizontal jib with a counterweight, which is placed near the top of the vertical tower. A load carrying cable runs through a trolley which is on the jib, enabling the load to move along the jib. The jib rotates 360 degrees, which compensates for the crane’s inability to move, thus increasing the crane’s work area. Operators are primarily located where the jib and tower meet, which provides superior visibility above the worksite. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self erecting, and special cranes for dams, harbors and other large building projects. Top slewing cranes are the most traditional form of tower cranes.

Top slewing tower cranes have a tower and multi-sectioned horizontal jib. Suspension cables supporting the jib extend from the tower. These cranes rotate from the top of their mast and can increase in height with the project. Top slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height.  We offer 38 models of top slewing tower cranes with maximum jib lengths of 80 meters and lifting capabilities ranging between 40 and 3,600 meter-tons. These cranes are generally sold to large building and construction groups, as well as rental companies.

Luffing jib tower cranes, which are a type of top slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. These cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. We currently offer 6 models of luffing jib tower cranes with maximum jib lengths of 60 meters and lifting capabilities ranging between 90 and 600 meter-tons.

Topless tower cranes, which are a type of top slewing crane, without the cathead or jib tiebars on the top of the mast.  The cranes are utilized primarily when overhead height is constrained or in situations where several cranes are installed close together.  These cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height.  We currently offer 8 models of topless tower cranes with maximum jib lengths of 75 meters and lifting capabilities ranging between 100 and 300 meter-tons.

Self erecting tower cranes are generally trailer-mounted and unfold from four sections, two for the tower and two for the jib. The smallest of our models unfolds in less than 8 minutes; larger models erect in a few hours. Self erecting cranes rotate from the bottom of their mast. We offer 23 models of self erecting cranes with maximum jib lengths of 50 meters and lifting capacities ranging between 10 and 120 meter-tons which are utilized primarily in light construction and residential applications.

Mobile Telescopic Cranes.  Under the Grove brand name we design and manufacture 23 models of mobile telescopic cranes utilized primarily in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes are similar to lattice-boom cranes in that they are designed to lift heavy loads using a mobile carrier as a platform, enabling the crane to move on and around a job site without typically having to re-erect the crane for each particular job. Additionally, many mobile telescopic cranes have the ability to drive between sites, and some are permitted on public roadways. We currently offer the following four types of mobile telescopic cranes capable of reaching tip heights of 427 feet with lifting capacities up to 550 tons: (i) rough terrain, (ii) all-terrain, (iii) truck mounted, and (iv) industrial.

Rough terrain cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a work site. We produce, under the Grove brand name, 9 models of rough terrain cranes capable of tip heights of up to 279 feet and maximum load capacities of up to 130 tons.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. We produce, under the Grove brand name, 11 models of all-terrain cranes capable of tip heights of up to 427 feet and maximum load capacities of up to 550 tons.

Truck mounted cranes are designed to provide simple set-up and long reach high capacity booms and are capable of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. We produce, under the Grove brand name, 3 models of truck mounted cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 90 tons.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs.  We distribute, under the Grove brand name, 7 models of industrial cranes capable of tip heights of up to 92 feet and maximum load capacities of up to 20 tons.

Boom Trucks.  We offer our hydraulic and articulated boom truck products under the National Crane product line. A boom truck is a hydraulically powered telescopic crane or articulated crane mounted on a truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site, while articulated boom trucks are utilized primarily to load and unload truck beds at a job site.  We currently offer, under the National Crane brand name, 12 models of telescoping and 8 models of articulating cranes capable of reaching maximum heights of 176 feet and lifting capacity up to 40 tons.

Backlog. The year-end backlog of crane products includes orders that have been placed on a production schedule, and those orders that we have accepted and that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for Crane segment at December 31, 2004 was $327.3 million, as compared with $213.2 million at December 31, 2003.

Foodservice Equipment

Our Foodservice segment designs, manufactures and markets commercial ice-cube and flaker machines and storage bins; walk-in refrigerators and freezers; reach-in refrigerators and freezers; refrigerated undercounter and food preparation tables; private label residential refrigerators/freezers; ice/beverage dispensers; post-mix beverage dispensing valves; cast aluminum cold plates; long draw beer dispensing systems; compressor racks and modular refrigeration systems; and backroom beverage equipment distribution services. Products are sold under the brand names Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, Koolaire, Flomatic, Icetronic, Kyees, RDI, and other brand names.

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

Our subsidiary Manitowoc Ice manufactures 26 models of commercial ice machines under the Manitowoc brand name, serving the foodservice, convenience store, healthcare, restaurant and lodging markets. Our ice machines make ice in cube and flake form, and range in daily production capacities from 45 to 2,150 pounds.

The ice cube machines are either self-contained units, which make and store ice, or modular units, which make, but do not store ice. We offer the world’s only commercial ice making machines with patented cleaning and sanitizing technology. This feature eliminates the downtime and labor costs associated with periodic cleaning of the water distribution system. All units feature patented technology with environmentally friendly hydrofluorocarbon refrigerants. We also manufacture the patented QuietQube ice cube machines, which feature CVD, or cool vapor defrost, technology, operate heat-free, are 75% quieter than non-CVD units and produce more ice in a smaller footprint. These QuietQube machines are ideally suited for use in new restaurants, which often feature more open designs, and for use with the self-service beverage systems increasingly found in quick service restaurants and convenience stores. Our ice machines are sold throughout North America, Europe and Asia.

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

Reach-in Refrigerators and Freezers.  Reach-in refrigerators and freezers are typically constructed from stainless steel and have a thick layer of insulation in the walls, doors and floor. The cabinets have one to three doors, made of either glass or steel, and come in a variety of sizes with storage capabilities up to 72 cubic feet. Although reach-ins resemble household refrigerators, commercial versions utilize few plastic parts, incorporate larger compressor units and do not usually combine refrigerator and freezer compartments in the same unit. These design features stem from the heavy duty usage needs of most reach-ins by customers. For example, in contrast to the typical household refrigerator, commercial reach-ins may be opened and closed hundreds of times per day, placing mechanical strain on the structure and greatly increasing the cooling load on the refrigeration system.  We produce under our McCall, Kolpak, and Koolaire bands over 60 self-contained upright and under-counter refrigeration equipment units, including a full line of reach-ins and refrigerated food preparation equipment for restaurants, institutions and commissaries. We make over 50 standard models of reach-ins plus custom-built units.

Beverage Dispensers and Other Products.  Our subsidiary Manitowoc Beverage Equipment, Inc. produces ice-cube dispensers, beverage dispensers, ice/beverage dispensers, post-mix dispensing valves and cast aluminum cold plates and related equipment for use by quick service restaurants, convenience stores, bottling operations, movie theaters, and the soft-drink industry. Ice cube dispensers come in the form of floor and countertop models with storage capacities ranging from 45 to 180 pounds, while ice/beverage dispensers include traditional combination ice/beverage dispensers, drop-in dispensers and electric countertop units. Dispensing systems are manufactured for the dispensing of soda, water and beer. Soda systems include remote systems that produce cold carbonated water and chill incoming water and syrup prior to delivery to dispensing towers. Beer systems offer technically advanced remote beer delivery systems which are superior by design, allow increased yields, provide better under-bar space utilization and allow multiple stations to operate from one central unit.

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

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2004 and 2003 was not significant because orders are generally filled within 24 to 48 hours.

Marine

We operate four shipyards located in Marinette, Wisconsin; Sturgeon Bay, Wisconsin; Toledo, Ohio; and Cleveland, Ohio.

Marinette, Wisconsin. Marinette Marine Corporation (Marinette) was founded along the Menominee River in Marinette, Wisconsin in 1942 to meet America’s growing need for naval construction. Since our first contract to build five wooden barges, Marinette has built more than 1,300 vessels. Marinette is a full service shipyard with in-house capabilities to design and construct the most complex vessels.   Our Marinette facility has 300,000 square feet of heated indoor production area, 53,000 square feet of secure indoor warehouse and receiving area, a 2,500 long ton certified ship launch ways and a 1,600 ton ship transport system.  These features of the Marinette facility allow the vessels to be constructed and outfitted completely indoors. When ready for launching, they are moved outdoors. Typically, vessels are 90 to 95% material and labor complete when launched which allows for the quality of the finished product and greater efficiency.

Sturgeon Bay, Wisconsin. Located in Sturgeon Bay, Wisconsin, Bay Shipbuilding Co. (Sturgeon Bay) is an industry leader in the construction of double-hulled vessels, dredges, and dredging support equipment, along with bulk cargo self unloading solutions. This shipyard specializes in large ship construction projects and repair work.  Our Sturgeon Bay shipyard consists of approximately 55 acres of waterfront property, approximately 295,000 square feet of enclosed manufacturing and office space, a 140-foot by 1,158-foot graving dock, a 250-foot graving dock, and a 600-foot, 7,000-ton, floating dry-dock.

Toledo, Ohio. Toledo Shiprepair Company (Toledo) specializes in hull, machinery, and propulsion repairs, along with conversion and retrofitting for the marine industry. Toledo has multiple dry-docking capabilities for emergency repairs and required surveys and years of experience serving the maritime needs of the Great Lakes, as well as the international ship traffic that transit Great Lakes’ waterways.   Our Toledo facility has an 815-foot by 100-foot dry dock, a 515-foot by 100-foot dry dock, and 1,800-foot conversion/repair berth.

Cleveland, Ohio. Cleveland Shiprepair Company specializes in all types of voyage and topside marine repair.

The year-end backlog for our Marine segment includes new project work to be completed over a series of years and repair and maintenance work presently scheduled which will be completed in the next year.  At December 31, 2004, the backlog for our Marine segment approximated $186 million, compared to $338 million one year ago. The backlog is primarily made up of new vessel construction projects and does not include options for additional vessels, yet to be awarded.

Raw Materials and Supplies

The primary raw material that we use is structural and rolled steel, which is purchased from various domestic and international sources. We also purchase engines and electrical equipment and other semi- and fully-processed materials. Our policy is to maintain, wherever possible, alternate sources of supply for our important materials and parts. We maintain inventories of steel and other purchased material. We have been successful in our goal to maintain alternative sources of raw materials and supplies, and therefore are not dependent on a single source for any particular raw material or supply.   During 2004, gross profit was negatively impacted as a result of commodity price increases in the Crane, Foodservice and Marine segments by $8.6 million, $3.6 million and $3.7 million, respectively, compared to 2003.  In all cases, the impact of commodity price increases on gross profit is net of price increases to our customers and adjustments to our material standards.  Although we have established actions in place to mitigate these pressures in 2005, no guarantee of success can be made at this time.

Patents, Trademarks, and Licenses

We hold numerous patents pertaining to our crane and foodservice products, and have presently pending applications for additional patents in the United States and foreign countries. In addition, we have various registered and unregistered trademarks and licenses that are of material importance to our business and believe our ownership of this intellectual property is adequately protected in customary fashions under applicable law, no single patent, trademark or license is critical to our overall business.

Seasonality

Typically, the second and third quarters represent our best quarters for our consolidated financial results. In our Crane segment, summer represents the main construction season. Customers require new machines, parts, and service in advance of that season.   Since the summer brings warmer weather, there is also an increase in the use and replacement of ice machines, as well as new construction and remodeling within the food service industry. As a result, distributors build inventories during the second quarter for the increased demand.  With respect to our Marine segment, the Great Lakes shipping industry’s sailing season is normally April through December. Thus, barring any emergency groundings, the majority of repair and maintenance work is performed during the winter months and the work is typically completed during the first and second quarter of the year.  As a result our overall increase in new construction project work in our Marine segment, the seasonality of our traditional repair and maintenance work is less extreme as new construction projects are performed throughout the year.

Competition

We sell all of our products in highly competitive industries. We compete in each of our industries based on product design, quality of products and services, product performance, maintenance costs, and price. Several of our competitors may have greater financial, marketing, manufacturing and distribution resources than we do. We believe that we benefit from the following competitive advantages: a strong brand name, a reputation for quality products and service, an established network of global distributors, broad product line offerings in the markets we serve, and a commitment to engineering design and product innovation. However, we cannot assure you that our products and services will continue to compete successfully with our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers. The following table sets forth our primary competitors in each of our business segments:

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-boom Crawler Cranes	Hitachi; Kobelco; Liebherr; Sumitomo/Link-Belt; and Terex/Demag/American

	Tower Cranes	Comensa; Gru Comedil; Liebherr; Peiner Terex FM; and Jasco

	Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex/Demag; and Tadano

	Boom Trucks	Terex; Manitex

Foodservice Equipment	Ice Machines	Hoshizaki; Scotsman

	Ice/Beverage Dispensers	Automatic Bar Controls; Celli; Cornelius; Enodis; Lancer Corporation; and Vin Service

	Walk-in Refrigerators/Freezers	American Panel; ICS; Nor-Lake; and W.A. Brown

	Reach-in Refrigerators/Freezers	Beverage Air; Delfield; Traulsen; and True Foodservice

Marine	Ship Repair and Construction	Alabama Shipbuilding & Drydock; Bender Shipbuilding & Repair; Bollinger, Lockport & Larose; Fraser Shipyards; Friede Goldman Halter; and Port Weller Drydocks

Engineering, Research and Development

Our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at all of our significant manufacturing facilities. We have a staff of engineers and technicians on three continents who are responsible for improving existing products and developing new products. We incurred research and development expenditures of $21.2 million in 2004, $17.4 million in 2003 and $15.6 million in 2002.

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

Employee Relations

We employ approximately 7,600 persons and have labor agreements with 18 union locals in North America.  In addition, a large majority of our European employees belong to European trade unions.   There were no work stoppages during 2004, however, the following work stoppages occurred during 2003 and 2002:

•      At our Manitowoc Crane Facility for 4 days during November of 2003 by the Local International Association of Machinists.

•      At our Marinette Marine facility beginning January 21, 2003, which lasted 44 days by the local boilermakers union.

•      At our Bay Shipbuilding facility for 5 days during February of 2002 by the local boilermakers, electrical workers, pipefitters, and carpenters unions.

In 2005, a total of three collective bargaining contracts expire at Manitowoc Ice, Manitowoc Cranes, and Toledo Shiprepair.

Available Information

Our Internet address is www.manitowoc.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

Geographic Areas

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2004	2003	2002	2004	2003
United States	$1,100,783	$902,486	$912,328	$561,953	$498,729
Other North America	36,377	13,173	25,711	—	—
Europe	576,780	477,001	296,597	495,865	503,874
Asia	106,095	84,066	68,390	9,591	9,610
Middle East	70,981	59,881	18,885	—	—
Central and South America	24,206	10,883	7,410	43	711
Africa	15,843	7,906	7,291	—	—
South Pacific and Caribbean	4,826	2,989	13,275	6,226	—
Australia	28,210	12,471	6,536	8,497	1,136
Total	$1,964,101	$1,570,856	$1,356,423	$1,082,175	$1,014,060

Item 2.  PROPERTIES OWNED

The following table outlines the principal facilities we own or lease as of December 31, 2004:

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased

Cranes and Related Products
Europe/Asia
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Moulins, France	Manufacturing/Office	355,000	Owned
Dilligen, Germany	Manufacturing/Office	331,000	Leased
Charlieu, France	Manufacturing/Office	323,000	Owned/Leased
Zhangjiagang, China	Manufacturing	245,500	Leased
Walldorf, Germany	Office	184,000	Leased
Fanzeres, Portugal	Manufacturing	183,000	Leased
La Clayette, France	Manufacturing/Office	161,000	Owned/Leased
Charlolles, France	Manufacturing	123,000	Leased
Niella Tanaro, Italy	Manufacturing	105,500	Owned
Tonneins, France	Manufacturing/Office and Storage	101,900	Owned/Leased
Ecully, France	Office	85,000	Owned
Alfena, Portugal	Office	84,000	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Osny, France	Office/Storage/Repair	43,000	Owned
Arneburg, Germany	Manufacturing	73,000	Owned
Decines, France	Logistics	47,500	Leased
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Naia, Portugal	Manufacturing	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Sunderland, United Kingdom	Office/Storage	14,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office	8,000	Owned
Singapore	Office	7,000	Leased
Lisbonne, Portugal	Office	6,500	Owned

United States
Shady Grove, Pennsylvania	Manufacturing/Office	1,185,100	Owned
Manitowoc, Wisconsin	Manufacturing/Office	278,000	Owned
Quincy, Pennsylvania	Manufacturing	36,000	Owned

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased

Bauxite, Arkansas	Manufacturing/Office	22,000	Owned

Foodservice Equipment
Europe/Asia
Hangzhou, China	Manufacturing/Office	80,000	Owned
Frankfurt, Germany	Manufacturing/Office	15,000	Owned

United States
Manitowoc, Wisconsin	Manufacturing	376,000	Owned
Parsons, Tennessee(1)	Manufacturing	214,000	Owned
Sparks, Nevada	Manufacturing	150,000	Leased
Sellersburg, Indiana	Manufacturing/Office	140,000	Owned
River Falls, Wisconsin	Manufacturing	133,000	Owned
La Mirada, California	Manufacturing/Office	77,000	Leased
Selmer, Tennessee	Manufacturing/Office	72,000	Owned/Leased
Aberdeen, Maryland	Manufacturing/Office	67,000	Owned

Marine
Marinette, Wisconsin	Shipyard	450,000	Owned
Sturgeon Bay, Wisconsin	Shipyard	220,000	Owned/Leased
Toledo, Ohio	Shipyard	60,000	Leased
Cleveland, Ohio	Marine Repair and Storage	8,000	Leased

Corporate
Manitowoc, Wisconsin	Office	34,000	Owned
Manitowoc, Wisconsin	Hanger Ground Lease	31,320	Leased

(1)           There are three separate locations within Parsons, Tennessee.

In addition, we lease sales office and warehouse space for our Crane segment in Begles, France; Lille, France; Nantes, France; Rouen, France; Toulouse, France; Nice, France; Orleans, France; Sainte Lauent de Muie, France; Bretigny, France; Persans, France; Vitry sur Seine, France; Parabiago, Italy; Meath Ireland; Munich, Germany; Budapest, Hungary; Warsaw, Poland; Sydney, Australia; Beihjing, China; Dubai, UAE; Makati City, Philippines; Moscow, Russia; and the Czech Republic.  Within the United States we lease office and warehouse space for our Foodservice segment in Franklin, Tennessee; Salem, Virginia; Irwindale, California; Holland, Ohio; Decaturville, Tennessee; Reno, Nevada; Selmer, Tennessee; and Clackames, Oregon.  We also own sales offices and warehouse facilities for our Crane segment in Northhampton, England and Dole, France.

See Note 18 “Leases” to the Consolidated Financial Statements for additional information regarding leases.

Item 3.  LEGAL PROCEEDINGS

Our global operations are governed by laws addressing the protection of the environment and employee safety and health.  Under various circumstances, these laws impose civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance.  They also may require remediation at sites where company related substances have been released into the environment.

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

We have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Eleven of the approximately 150 potentially responsible parties, including us, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle our potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of costs for this site are not yet final.  Although liability is joint and several, our share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, we accrued $3.3 million in connection with this matter.  The amounts we have spent each year through December 31, 2004 to comply with our portion of the cleanup costs have not been material.  Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  Our remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at December 31, 2004 is $0.6 million.  Based on the size of our current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, we do not believe that any additional liability imposed in connection with this site will have a material adverse effect on our financial condition, results of operations, or cash flows.

At certain of our other facilities, we have identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, we do not expect that the ultimate costs will have a material adverse effect on our financial condition, results of operations, or cash flows.

We believe that we have obtained and are in substantial compliance with those material environmental permits and approvals necessary to conduct our various businesses.  Based on the facts presently known, we do not expect environmental compliance costs to have a material adverse effect on our financial condition, results of operations, or cash flows.

As of December 31, 2004, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  Our self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of our self-insured retention levels are $0.1 million to $3.0 million per occurrence.  The high-end of our self-insurance retention level is a legacy product liability insurance program inherited with the acquisition of Grove in 2002 for cranes manufactured in the United States for occurrences from 2000 through October 2002.  As of December 31, 2004, the largest self-insured retention level currently maintained by us for current year occurrences is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2004, were $29.7 million; $7.4 million reserved specifically for cases and $22.3 million for claims incurred but not reported which were estimated using actuarial methods.  Based on our experience in defending product liability claims, we believe the current reserves are adequate for resolution of aggregate self-insured claims and insured claims incurred as of December 31, 2004.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2004 and 2003, we had reserved $46.5 million and $41.7 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of our historical experience.  Presently, there are no reliable methods to estimate the amount of any such potential changes.

We are involved in numerous lawsuits involving asbestos-related claims in which we are one of numerous defendants.  After taking into consideration legal counsel’s evaluation of such actions, the current political environment with respect to asbestos-related claims, and the liabilities accrued with respect to such matters, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

We are also involved in various legal actions arising out of the normal course of business.  Taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management the ultimate resolution of these actions is not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Currently, we are in negotiations with one of our major Marine customers due to cost overruns from change orders on a contract.  We estimate our overruns could affect profitability by approximately $10.0 million.  We have assumed this recovery in accounting for this long-term contract, as we believe that the claim will result in additional contract revenue and the amount can be reliably estimated.  If negotiations are unsuccessful, the impact on our Consolidated Statement of Operations in a future period could be material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2004.

Executive Officers of the Registrant

Each of the following officers of the company has been elected by the Board of Directors.  The information presented is as of February 25, 2005.

Name	Age	Position With The Registrant	Principal Position Held Since
Terry D. Growcock	59	Chairman & Chief Executive Officer	1998

Carl J. Laurino	43	Senior Vice President and Chief Financial Officer	2004

Thomas G. Musial	53	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	45	Senior Vice President, General Counsel and Secretary	1999

Dean J. Nolden	36	Vice President of Finance and Controller	2004

Mary Ellen Bowers	48	Vice President Corporate Development	2004

Dennis E. McCloskey	62	Vice President of Global Procurement	2005

Glen E. Tellock	44	Senior Vice President – President Crane Segment	2002

Timothy J. Kraus	51	Senior Vice President – President Foodservice Segment	2000

Robert P. Herre	52	Senior Vice President – President Marine Segment	2005

Terry D. Growcock has been the company’s president and chief executive officer since 1998 and has served as chairman of the board since October 2002.  He has also been a director since 1998.  From 1996 to 1998, he was president and general manager of Manitowoc Ice, and from 1994 to 1996 he was executive vice president of Manitowoc Equipment works.  Prior to joining the company, Mr. Growcock served in numerous management and executive positions with Siebe plc and United Technologies Corporation.

Carl J. Laurino was named senior vice president and chief financial officer in May 2004.  He had served as Treasurer since May 2001.  Mr. Laurino joined the company in January 2000 as assistant treasurer and served in that capacity until his promotion to treasurer.  Previously, Mr. Laurino spent 15 years in the commercial banking industry with Firstar Bank (n/k/a US Bank), Norwest Bank (n/k/a Wells Fargo), and Associated Bank.  During that period, Mr. Laurino held numerous positions of increasing responsibility including commercial loan officer with Norwest Bank, Vice President – Business Banking with Associated Bank and Vice President and Commercial Banking Manager with Firstar.

Thomas G. Musial has been senior vice president of human resources and administration since 2000.  Previously, he was vice president of human resources and administration (1995), manager of human resources (1987), and personnel/industrial relations specialist (1976).

Maurice D. Jones has been general counsel and secretary since 1999 and was elected vice president in 2002 and a senior vice president in 2004.  Prior to joining the company, Mr. Jones was a partner in the law firm of Davis and Kuelthau, S.C., and served as legal counsel for Banta Corporation.

Dean J. Nolden was named vice president of finance and controller in May 2004.  Mr. Nolden joined the company in November 1998 as corporate controller and served in that capacity until his promotion in May 2004.  Prior to joining the company, Mr. Nolden spent eight years in public accounting in the audit practice of PricewaterhouseCoopers LLP.  He left that firm in 1998 as an audit manager.

Mary Ellen Bowers joined the company in November of 2004 as vice president of corporate development.  Prior to joining the company, Ms. Bowers spent 23 with Alcoa Inc.  During that period Ms. Bowers held numerous positions of increasing responsibility including vice president and general manager, Aerospace and Industrial Products, director Alcoa global business design, vice president and director, strategic planning and information technology, and manager strategic planning.

Dennis E. McCloskey was named vice president of global procurement in February of 2005.  Previously, he served as president and general manager of Manitowoc Marine Group since 2003.  Prior to serving as president and general manager of the Manitowoc Marine Group, he served as, vice president and general manager of Marinette Marine Corporation (2002), and vice president of business development for Manitowoc Foodservice Group (2001).  Prior to joining Manitowoc, Mr. McCloskey was a group vice president at Tecumseh Products Company and group vice president of refrigeration and air conditioning at Frigidaire Company.

Glen E. Tellock has been senior vice president of The Manitowoc Company, Inc. and president and general manager of Manitowoc Crane Group since 2002.  Previously, he served as our senior vice president and chief financial officer (1999), vice president of finance and treasurer (1998), corporate controller (1992) and director of accounting (1991).  Prior to joining the company, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as audit manager for Ernst & Whinney.

Timothy J. Kraus has been president and general manager of Manitowoc Foodservice Group since 2000 and a senior vice president of The Manitowoc Company, Inc. since 2004.  Mr. Kraus previously served as a vice president beginning in 2000.  Previously, general manager of Manitowoc’s Ice/Beverage Group (1999), executive vice president and general manager of Manitowoc Ice (1998), vice president of sales and marketing (1995), and national sales manager (1989).  Prior to joining the company, Mr. Kraus was president of Universal Nolin.

Robert P. Herre joined the company in February of 2005 as senior vice president of The Manitowoc Company, Inc. and president and general manager of Manitowoc Marine Group.  Prior to joining the company, Mr. Herre served as executive vice president and head of operations for Trinity Industries, Inc., joining that company in 2003. From 1991 to 2003 Mr. Herre held numerous positions within American Commercial Lines, LLC, including president and chief operating officer Jeffboat, vice president maintenance and vessel management American Commercial Barge Line, vice president and general manager American Commercial Terminals, vice president, employee relations Jeffboat and vice president, engineering.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol MTW. At December 31, 2004, the approximate number of record shareholders of common stock was 2,726. The amount and timing of the annual dividend is determined by the board of directors at regular times each year.  In December 2004, 2003 and 2002 the company paid a cash dividend to share holders of $0.28 per share of common stock.  At its February 2005 meeting the board of directors approved the return to a quarterly dividend payment beginning with the first quarter of 2005.  At the same meeting the board of directors approved a dividend of $0.07 per share of common stock for the first quarter of 2005.

The high and low sales prices of the common stock were as follows for 2004, 2003 and 2002:

	2004			2003			2002
Year Ended December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$33.76	$27.59	$29.58	$26.60	$16.70	$16.81	$41.00	$30.25	$39.07
2nd Quarter	33.85	29.36	33.85	23.98	16.70	22.30	44.39	35.14	35.10
3rd Quarter	35.61	29.85	35.46	25.63	18.50	21.69	35.99	27.04	27.05
4th Quarter	39.85	32.50	37.65	31.80	21.31	31.20	28.35	22.10	25.50

Under our current bank credit agreement, we are limited to aggregate annual dividend payments of $8.5 million.

Item 6.  SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc.  The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The information presented reflects all business units other than Manitowoc Boom Trucks, Inc., Femco Machine Company, Inc., North Central Crane & Excavator Sales Corporation, and the Aerial Work Platform businesses, which were either sold or closed during 2004, 2003 or 2002 and are reported in discontinued operations in the accompanying Consolidated Financial Statements.  We acquired certain businesses during 1999 through 2002.  The results of all businesses acquired during the time periods presented are included in the table from their acquisition date.

	2004	2003	2002	2001	2000	1999

Net sales
Cranes and Related Products	$1,248,476	$962,808	$674,060	$391,109	$240,027	$245,569
Foodservice Equipment	468,483	457,000	462,906	411,637	425,080	379,625
Marine	247,142	151,048	219,457	181,677	71,942	55,204
Total	1,964,101	1,570,856	1,356,423	984,423	737,049	680,398
Gross Profit	381,970	332,734	321,337	270,598	215,071	209,693
Earnings from operations
Cranes and Related Products	57,011	24,437	55,613	62,654	52,383	51,586
Foodservice Equipment	66,190	65,927	56,749	57,942	61,368	65,372
Marine	9,080	4,750	19,934	18,924	8,902	7,297
Corporate	(21,243)	(19,210)	(15,171)	(11,961)	(12,313)	(11,166)
Amortization expense	(3,141)	(2,919)	(2,001)	(11,074)	(6,721)	(5,932)
Curtailment gain	—	12,897	—	—	—	—
Total	107,897	85,882	115,124	116,485	103,619	107,157
Interest expense	(56,895)	(56,901)	(51,963)	(37,408)	(12,809)	(10,780)
Loss on debt extinguishment	(1,036)	(7,300)	—	(5,540)	—	—
Other income (expense) - net	(837)	314	1,918	(1,268)	(2,039)	(1,972)
Earnings from continuing operations before income taxes	49,129	21,995	65,079	72,269	88,771	94,405
Provision for taxes on income	9,335	3,959	23,429	27,875	33,020	34,930
Earnings from continuing operations	39,794	18,036	41,650	44,394	55,751	59,475
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(1,861)	(2,440)	105	1,154	4,517	7,309
Gain (loss) on sale or closure of discontinued operations, net of income taxes	1,205	(12,047)	(25,457)	—	—	—
Cumulative effect of accounting change, net of income taxes	—	—	(36,800)	—	—	—
Net earnings (loss)	$39,138	$3,549	$(20,502)	$45,548	$60,268	$66,784

Cash Flows
Cash flow from operations	$56,963	$150,863	$94,539	$106,615	$63,047	$103,371

Identifiable Assets
Cranes and Related Products	$1,279,665	$1,151,751	$1,046,294	$577,523	$171,867	$165,974
Foodservice Equipment	302,865	290,586	320,840	368,363	359,196	314,982
Marine	110,336	91,519	93,983	77,291	75,757	10,162
Corporate	235,270	126,293	139,529	57,238	35,710	39,122
Total	$1,928,136	$1,660,149	$1,600,646	$1,080,415	$642,530	$530,240

Long-term Obligations
Long-term debt	$512,236	$567,084	$623,547	$446,522	$137,668	$79,223

Depreciation
Cranes and Related Products	$42,889	$36,776	$24,226	$10,926	$2,118	$2,613
Foodservice Equipment	5,513	6,474	7,071	7,082	6,168	4,861
Marine	1,045	1,027	1,165	998	437	415
Corporate	1,372	1,160	615	668	352	384
Total	$50,819	$45,437	$33,077	$19,674	$9,075	$8,273

Capital Expenditures
Cranes and Related Products	$24,192	$25,028	$19,116	$17,032	$2,117	$3,221
Foodservice Equipment	12,524	5,005	4,107	7,307	8,883	8,974
Marine	4,757	735	1,490	2,908	1,481	1,165
Corporate	2,913	1,209	8,283	1,857	168	39
Total	$44,386	$31,977	$32,996	$29,104	$12,649	$13,399

Per Share
Basic earnings (loss) per share:
Earnings from continuing operations	$1.48	$0.68	$1.65	$1.83	$2.24	$2.29
Earnings (loss) from discontinued operations, net of income taxes	(0.07)	(0.09)	0.00	0.05	0.18	0.28
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.04	(0.45)	(1.01)	—	—	—
Cumulative effect of accounting change, net of income taxes	—	—	(1.46)	—	—	—
Net earnings (loss)	$1.45	$0.13	$(0.82)	$1.87	$2.42	$2.57

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.45	$0.68	$1.62	$1.81	$2.22	$2.27
Earnings (loss) from discontinued operations, net of income taxes	(0.07)	(0.09)	0.00	0.05	0.18	0.28
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.04	(0.45)	(0.99)	—	—	—
Cumulative effect of accounting change, net of income taxes	—	—	(1.43)	—	—	—
Net earnings (loss)	$1.43	$0.13	$(0.80)	$1.86	$2.40	$2.55

Average Shares Outstanding
Basic	26,900,630	26,575,450	25,192,562	24,269,807	24,891,387	25,991,711
Diluted	27,377,180	26,702,852	25,751,801	24,548,463	25,122,795	26,200,666

1)     Certain information above for the years 1999 through 2004 has been restated to show the discontinued operation presentation of Manitowoc Boom Trucks, Inc., Femco Machine Company, Inc., North Central Crane & Excavator Sales Corporation, and the Aerial Work Platform businesses.  See Note 4 to the Consolidated Financial Statements.

2)     Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  See Note 7 to the Consolidated Financial Statements.

3)     We acquired certain businesses during 2002.  See Note 3 to the Consolidated Financial Statements.  In addition, we acquired one business during 2001, three business during 2000, and two businesses during 1999.

4)     Cash dividends per share for 1999 through 2004 were as follows: $0.30 (1999 through 2001) and $0.28 (2002 through 2004).

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8 of the Annual Report on Form 10-K.

Overview The Manitowoc Company, Inc. (referred to as the company, MTW, we, our, and us) is a leading, diversified, multi-industry manufacturer of engineered capital goods and support services for selected market segments, which today include Cranes and Related Products (Crane), Foodservice Equipment (Foodservice), and Marine.  The centerpiece of our effort is and will continue to be to provide customer-focused, quality products and services to the markets we serve, with the goal to continuously improve economic value for our stockholders.

The following discussion and analysis covers key drivers behind our results for 2002 through 2004 and is broken down into three major sections.  First, we provide an overview of our results of operations for the years 2002 through 2004 on a consolidated basis and by business segment.  Next we discuss our market conditions, acquisitions, liquidity and capital resources, and our risk management techniques.  Finally, we provide a discussion of contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.

All dollar amounts, except per share amounts, are in thousands of dollars throughout the tables included in this Management Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Consolidated Operations

	2004	2003	2002

Net sales	$1,964,101	$1,570,856	$1,356,423
Costs and expenses:
Cost of sales	1,582,131	1,238,122	1,035,086
Engineering, selling and administrative expenses	269,639	246,741	192,603
Amortization expenses	3,141	2,919	2,001
Plant consolidation and restructuring costs	1,293	10,089	11,609
Curtailment gain	—	(12,897)	—
Total costs and expenses	1,856,204	1,484,974	1,241,299

Operating earnings from continuing operations	107,897	85,882	115,124

Other expenses:
Interest expense	(56,895)	(56,901)	(51,963)
Loss on debt extinguishment	(1,036)	(7,300)	—
Other income (expense), net	(837)	314	1,918
Total other expenses	(58,768)	(63,887)	(50,045)

Earnings from continuing operations before income taxes	49,129	21,995	65,079
Provision for taxes on income	9,335	3,959	23,429
Earnings from continuing operations	39,794	18,036	41,650

Discontinued operations
Earnings (loss) from discontinued operations, net of income taxes	(1,861)	(2,440)	105
Gain (loss) on sale or closure of discontinued operations, net of income taxes	1,205	(12,047)	(25,457)
Cumulative effect of accounting change, net of income taxes	—	—	(36,800)
Net earnings (loss)	$39,138	$3,549	$(20,502)

During the second quarter of 2004, we completed the sale of our wholly-owned subsidiary, Delta Manlift SAS (Delta).  In addition, in 2003 we discontinued the scissor-lift, and boom-lift products, closed the Potain GmbH (Liftlux) facility in Dilingen, Germany and discontinued U.S. Manlift production at the Shady Grove, Pennsylvania facility.  Delta, Liftlux and U.S. Manlift production are collectively referred to as our Aerial Work Platform (AWP) businesses.   In addition, in 2003  we sold the assets of North Central Crane & Excavator Sales Corporation (North Central Crane) our North American wholly-owned crane distribution entity.  In 2002 we sold Manitowoc Boom Trucks, Inc. (Manitowoc Boom Trucks) and determined to divest of Femco Machine Company, Inc. (Femco), which occurred in 2003.  We have reported the results of these operations as discontinued and have restated prior year amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets.”  Prior year amounts throughout this Management Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the reporting of these operations as discontinued.

Year Ended December 31, 2004 Compared to 2003

Consolidated net sales increased 25.0% in 2004 to approximately $2.0 billion from $1.6 billion in 2003.  This was due to increased sales in all three of our business segments, which all reported higher net sales in 2004 than in 2003.  Sales in our Crane segment increased 29.7% to $1.2 billion.  The Foodservice segment reported net sales for 2004 of $468.5 million, a 2.5% increase compared to 2003.  Marine had net sales of $247.1 million in 2004 compared to $151.0 million in 2003.  The strengthening of the Euro against the US Dollar positively affected net sales in 2004 by approximately $70.9 million compared to 2003.  Further analysis of the increases in sales by segment is presented in the Sales and Operating Earnings by Segment section of this Management Discussion and Analysis of Financial Condition and Results of Operations below.

Gross margin decreased in 2004 to 19.4% from 21.2% in 2003.  Gross profit of all three segments was negatively impacted by increased commodity prices, especially steel, during 2004 compared to 2003.  Increased commodity prices caused reductions in profit in 2004 for the Crane, Foodservice and Marine segments of $8.6 million, $3.6 million and $3.7 million, respectively, compared to 2003.   In all cases, the impact of commodity price increases on gross profit is net of price increases to our customers and adjustments to our material standards.  Consolidated gross profit for the year ended December 31, 2004 was $382.0 million, an increase of 14.8% over the consolidated gross profit for the same period in 2003 of $332.7 million.   In addition to the impact of the increased commodity prices, comparative consolidated gross profit for the years ended December 31, 2004 and 2003 was affected by the following items: (i) increased volumes in all three segments in 2004; (ii) a profitable repair season in the Marine segment during the first part of 2004; (iii) the favorable effects of integration savings; (iv) favorable product mix and cost reductions implemented in recent years in the Foodservice segment; (v) lower margin commercial construction projects, start up costs on one of our commercial projects at our Toledo Shipyard, and constructing of first time vessels at our shipyards, all of which negatively impacted our Marine segment margins in 2004, (vi) the effect of the strike at Marinette Marine in the first quarter of 2003; (vii) competitive pricing activities in certain regions and with certain products; and (viii) a strong Euro in 2004.

Engineering, selling and administrative expenses (ES&A) increased to $269.6 in 2004 compared to $246.7 million in 2003, a $22.9 million increase.  As a percentage of sales, ES&A decreased to 13.7% in 2004, compared to 15.7% in 2003.  Approximately $8.4 million of this increase is the result of the exchange rate between the US Dollar and the Euro during 2004 as compared to 2003.  Research and development spending increased approximately $3.8 million in the Crane and Foodservice segments for new product introductions.  The Crane and Foodservice segments introduced 15 and 50 new products, respectively, to their markets during 2004.  As a result of the increased sales during 2004, selling expenses increased approximately $4.5 million in 2004 compared to 2003.  Corporate expenses increased approximately $2.0 million in 2004 compared to 2003. This is primarily the result of a $0.5 million expense for a sales and use tax settlement (incurred in the first quarter of 2004) and costs associated with our compliance activities relating to the Sarbanes-Oxley Act of 2002.  The remainder of the increase is primarily the result of higher employee benefit costs in all three segments and corporate.

Amortization expense of $3.1 million during 2004 increased 7.6% over the $2.9 million reported in 2003. This increase was the result of the strengthening of the Euro to the US Dollar.

Restructuring expense of $1.3 million for 2004 is attributable to restructuring in our Crane segment in the amount of $0.8 million and in our Foodservice segment of $0.5 million.  Throughout 2004, we continued certain restructuring activities within our Crane segment to reduce our overall fixed cost structure.   The Foodservice restructuring charge related to the closing of our manufacturing facility in Italy.

After taking all of the above matters into account, our consolidated operating earnings from continuing operations for 2004 were $107.9 million, which was 25.6% higher than 2003. Consolidated operating earnings for 2004 and 2003 were both 5.5% of net sales.  Our 2003 operating earnings were benefited by the one-time impat of $12.9 million for a curtailment gain of certain of our postretirement benefit plans.

Interest expense for 2004 was flat at $56.9 million compared 2003.  During 2004 we made payments on our debt of $34.7 million. However, this decrease in debt was offset by the increase in the Euro against the US Dollar, causing increased expense associated with our Euro-denominated 10 3/8% senior subordinated notes due 2011 and increase in market rates. The weighted average interest rate paid on all outstanding debt at December 31, 2004 was 8.7%, as compared to 7.9% at December 31, 2003.

During 2004, we recorded a loss of $1.0 million related to the prepayment of our Term Loan B facility.  This loss related to the write-off of unamortized financing fees and unwinding of our floating-to-fixed interest rate swap.

The 2004 effective income tax rate for continuing operations was 19.0%, compared to 18.0% in 2003. The 2004 effective tax rate benefited from certain global tax planning initiatives and fixed permanent book-tax differences.

Discontinued operations in 2004 include the results of operations of North Central Crane and our AWP business and the gain on the sale of our subsidiary Delta Manlift. The discontinued AWP business included our Delta subsidiary, which was sold in the second quarter of 2004; the Liftlux product line and facility located in Dillingen, Germany; our scissor-lift and boom-lift product categories; and our US Manlift product line.

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

Sales and Operating Earnings by Segment

Operating earnings reported below by segment include the impact of reductions due to restructurings and plant consolidation costs, and amortization expense whereas these expenses were separately identified in the Results of Consolidated Operations table above.

Cranes and Related Products

Prior year sales and operating earnings of the Crane segment have been restated for the discontinued operations of AWP, North Central Crane, Manitowoc Boom Trucks, and Femco.

	2004	2003	2002
Net sales	$1,248,476	$962,808	$674,060
Operating earnings	$57,011	$24,437	$55,613
Operating margin	4.6%	2.5%	8.3%

Year Ended December 31, 2004 Compared to 2003

Net sales from the Crane segment increased 29.7% to $1.2 billion versus $962.8 million for 2003.  The increased sales in 2004 was driven by increased volume of tower and mobile hydraulic cranes worldwide, increased crawler crane sales in Asia, increases in our aftermarket sales and service business, and the impact of the Euro exchange rate from year to year.  The impact of the Euro exchange rate was 3.6% of the 29.7% increase in sales during 2004, as compared to 2003.  As of December 31, 2004, total Crane segment backlog was $327.3 million compared to $213.2 million as of December 31, 2003.

For 2004, the Crane segment reported net operating earnings of $57.0 million compared to $24.4 million for 2003.  The Crane segment recorded restructuring charges during 2004 and 2003 of $0.8 million and $9.1 million, respectively, which are included in operating earnings of the Crane segment for each respective year.  Operating earnings of the Crane segment during 2004 was positively impacted by increased volume, the Euro exchange rate and cost savings as a result of prior year integration actions.

Operating earnings were negatively impacted by competitive pricing into emerging markets, and increased commodity prices.  Increased commodity prices, primarily steel, negatively impacted Crane segment operating earnings by $8.6 million, net of pricing actions in 2004 versus 2003.

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

Crane segment operating earnings decreased $31.2 million in 2003 versus 2002, which represents an operating margin decrease of 5.8 percentage points. A portion of the decrease is attributable to the inclusion of $9.1 million in restructuring costs as a reduction of Crane operating earnings in 2003 versus $7.7 million in 2002. These 2003 costs included $3.5 million for write-down of certain properties to their net realizable value. Approximately $3.1 million in restructuring costs related to the consolidation of our Waverly, Nebraska production into Shady Grove, and $2.5 million for the completion of our restructuring activities associated with our Potain workforce and facilities in Europe. Crane segment operating earnings were also negatively impacted by the following: (i) lower volumes in our domestic crawler crane business; (ii) a shift in product mix in the mobile telescopic product category to smaller capacity units; (iii) worldwide price competition across all product categories; and (iv) lower historical gross margins from the Grove product line.

Foodservice Equipment Segment

	2004	2003	2002
Net sales	$468,483	$457,000	$462,906
Operating earnings	$66,190	$65,927	$56,749
Operating margin	14.1%	14.4%	12.3%

Year Ended December 31, 2004 Compared to 2003

Foodservice segment net sales increased 2.5% to $468.5 million in 2004 compared to $457.0 million in 2003.  This increase was primarily the result of higher sales in our ice machine businesses.  The ice machine business performed well all year, outpacing the industry and posting the highest market share in our history.  Sluggish demand in end markets, held net sales flat or down slightly in our beverage and refrigeration businesses for 2004 versus 2003.  During 2004, the Foodservice segment introduced 50 new products, which helped drive the aggregate segment sales increase.

Operating earnings of $66.2 million for 2004 were relatively flat with operating earnings of $65.9 million for 2003.  Operating margins were down 0.3% to 14.1% for 2004 compared to 14.4% for 2003.  The reduction in operating margins and flat operating earnings was primarily due to increased prices for steel and other commodities, which added approximately $3.6 million to our costs in 2004 compared to 2003, net of pricing actions.  In addition, the Foodservice segment incurred expenses of approximately $1.1 million during 2004 related to the ongoing implementation of a segment wide ERP system.  The company did not incur similar costs in 2003.  The Foodservice segment incurred approximately $0.5 million and $1.0 million of restructuring costs, which are included in operating earnings in 2004 and 2003, respectively.

Year Ended December 31, 2003 Compared to 2002

Foodservice segment net sales decreased 1.3% in 2003 compared to 2002. This decrease was the result of lower overall industry shipments in the segment’s ice machine and beverage equipment businesses. For the full year, industry shipments of ice machines were down approximately 5%. Despite these industry trends, the segment’s ice business reflected increased sales in 2003 compared to 2002, increasing our market share. Beverage equipment sales in 2003 showed negative comparisons to 2002 due to a major chain new equipment rollout that occurred in the fourth quarter of 2002 that did not reoccur in 2003. Our private label residential refrigerator division net sales in 2003 remained flat compared to 2002. New product introductions by our Foodservice segment bolstered 2003 sales results with the introduction of 25 new products, including the initial rollout of its new “S” Series ice machine product during the fourth quarter of the year.

Foodservice segment operating earnings increased 16.2% in 2003 versus 2002 despite the slight decline in net sales. The significant improvement in operating earnings was due to the strength of the ice machine business sales, facility consolidation, continued operational improvements across all of the divisions and lower restructuring costs in 2003 ($1.0 million) compared to 2002 ($3.9 million). The 2003 restructuring costs included $0.7 million for closure of our Italian ice-machine production facility and movement of production to China. The remaining restructuring costs were recorded as a result of the additional loss on final disposition of the segment’s Multiplex production facility located in St. Louis, Missouri. In summary, the 2003 operating earnings increase of 16.2% far outpaced the 2003 net sales decline of 1.3% due to favorable mix of sales, operational improvements and facility consolidation.

Marine

	2004	2003	2002
Net sales	$247,142	$151,048	$219,457
Operating earnings	$9,080	$4,750	$19,934
Operating margin	3.7%	3.1%	9.1%

Year Ended December 31, 2004 Compared to 2003

Marine segment net sales increased 63.6% to $247.1 million in 2004 compared to $151.0 million in 2003.  The increase was a result of higher commercial contract revenue from construction contracts awarded to us during late 2003 and early 2004.  In addition, sales for 2003 were adversely affected by the 44-day strike at Marinette Marine Corporation (Marinette).  Also, we had greater repair work in the first quarter of 2004 compared to the first quarter of 2003.  Repair work is normally at higher margins than ne construction work.  Between January and April of 2004, we had one of the largest fleets in our history docked at our Sturgeon Bay shipyard.  During 2004 we completed our multi-year contract for a fleet of seagoing buoy tenders for the US Coast Guard, and we delivered two Staten Island Ferries for the City of New York, along with two double-hull tank barges, and an ocean-going tug for a commercial customer.

Operating earnings of $9.1 million in 2004 was a 91.2% increase over operating earnings of $4.8 million for 2003.  Similar to the Crane and Foodservice segments, the Marine segment was impacted by higher steel costs.  Increased steel costs decreased operating earnings by $3.7 million in 2004 compared to 2003.  In addition, during 2004 the Marine segment incurred high start-up costs for one of its commercial projects.  These costs were associated with a commercial vessel which we were building at our Toledo shipyard.  Bringing this project to Toledo created significant inefficiencies we had not anticipated.  These setbacks not only created production cost issues, but also resulted in some late delivery costs.  During the fourth quarter of 2004 we expensed approximately $1.8 million of additional costs associated with this project and moved the vessel to Marinette, Wisconsin for completion.

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

General Corporate Expenses

	2004	2003	2002
Net sales	$1,964,101	$1,570,856	$1,356,423
Corporate expenses	$21,243	$19,210	$15,171
% of Net sales	1.1%	1.2%	1.1%

Year Ended December 31, 2004 Compared to 2003

Corporate expenses increased 10.6% in 2004 versus 2003, but were flat as a percentage of net sales.  The increase in corporate expenses in 2004 compared to 2003 is primarily the result of $0.5 million in expense for a sales and use tax settlement (incurred in the first quarter of 2004) and costs associated with our compliance activities relating to the Sarbanes-Oxley Act of 2002.

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

Market Conditions and Outlook

During 2004 a significant portion of our Crane segment and consolidated net sales were from international markets.  While penetration in global markets is helpful to us, it also adds complexity and exposure to global risks and issues.  Specifically, the issues of the strengthening Euro versus the U.S. Dollar throughout 2003 and 2004, and the impact of worldwide steel market activities on the costs of steel for our manufacturing processes, impacted us during the year and will continue to provide challenges and opportunities in 2005.  Certain markets are now available to us that were not available in past years, but continued unrest in Iraq and the Middle East in general has stymied significant immediate growth in that region.  During 2004 we saw signs of recovery in the U.S., and certain European and Asian economies appear to be strengthening as well.

Since signs appear to be favorable, we are cautiously optimistic about global economic recovery.  This optimism is tempered by continued concerns over rising commodity costs.  During 2005, we will strive to protect our market shares, improve our cost structures, and continue to invest in new product development.  Because of our efforts to become more global in our Crane and Foodservice businesses, we continue to be affected now more than ever by non-domestic world economies.  The economies of Europe and Asia, in particular, affect our performance.

We believe that our diversified business model, global presence, and broad product offerings proved beneficial to us in 2004 and will continue to provide stability to our company into the future.  Diversification within our segments also proved beneficial.  In our Crane segment, stronger international performance, particularly in some parts of Europe and Asia, helped to lessen the continued impact of a weak North American crawler crane market.

Cranes and Related Products – We believe the Crane market began a cyclical recovery in 2004.  With the exception of the North American crawler crane market, most of our global markets were up in 2004.  The market increase benefited most of our regional and product end markets.  Material costs accelerated rapidly in 2004, driven by steel and other raw materials. Product pricing increased during the year as the industry tried to pass along the material cost increases. In general, the industry was not completely successful in passing on the cost increases, and gross margins declined as a result.  As we head into 2005, however, we expect that the price increases will hold, material costs will stabilize, and the industry will continue to strive to raise prices or improved procurement efforts to further offset these cost increases.

During 2004, we grew market share in most product segments in North America and Europe.  In addition, we grew market share in many of our Asian markets and made inroads in South America.  We are investing in infrastructure in Asia so that we can continue to grow faster in that market place, and we recently announced that we are building a new crane manufacturing facility in China.  In 2004, we introduced 15 new products in the Crane segment, which is the most that the Crane segment has introduced in one year.  We will continue to invest in new products and product support in 2005.

Looking ahead, we expect volumes will increase modestly in North America in 2005 and remain flat or decline slightly in Europe.  We expect that Asia will continue to grow, driven by China expansion and general recovery of Asian economies. We believe that the construction equipment market has entered the growth phase of the cycle, which is typically several years in duration. However, we have yet to see any signs of a pick-up in the North American crawler crane market, which is an important market for our Crane segment. In addition, we expect to see a relatively strong Euro through 2005, as well as continued high costs of some commodities such as steel.  We have developed strategies to adapt to these conditions.  In this environment we plan to protect our market share by providing our customers with what we believe is the best value in the industry.  We will also work to grow our market share globally by leveraging the strength of our brand names, product service and support, and expanded product offerings.

In 2005, we plan to introduce 11 new crane models.  We will also continue to expand our global reach.  One way to achieve this expansion is through the strategic positioning of our sales and product support infrastructure in Asia.  In addition, our global sales force is cross selling our entire product line.  Our past acquisitions of Potain and Grove have given us a broad product offering and worldwide distribution and product support.  We believe these factors will help us continue to grow market share in 2005.  We believe that our growth strategy is solid and supported by the diversification of our global manufacturing and distribution presence.  We will continue to attack our markets geographically, rather than by product line.

Foodservice Equipment – In 2004, the Foodservice segment introduced more than 25 new products for the third consecutive year.  These new product introductions led to a market share gain in ice machines and steady sales in our other product categories during a difficult equipment purchasing environment.  The industry got off to a strong start but weakened in the second half of the year. It’s difficult to determine whether this was a result of softening in consumer confidence, the cool and wet summer or pre-election jitters, but we did see the recovery resume, post-election.

The dramatic rise in commodity costs presented additional challenges for the group.  In most of our businesses, we were effective in passing price increases through the sales channel to partially offset the impact.

Positive trends in year-over-year, same-store sales in our customer segments, including the quick-serve segment, were not consistent until later in the year, but we expect those trends in foodservice, lodging and convenience stores to continue into 2005. The recovery in the institution market is also picking up the pace.  With those positive industry indicators, experts are conservatively predicting a three to five percent growth in foodservice equipment and supply sales for 2005.

We expect that the same factors that drove our strong operating performance in 2004 will continue to drive our business in 2005.  As the market improves, we believe we are positioned to outperform the industry on the top line due to our wide range of new products that were introduced in 2004 and that continue to be rolled out in 2005.

We also will continue to invest in foreign markets during 2005.  In the third quarter we will complete construction of our new manufacturing and engineering center in Hangzhou, China. The increased presence will leverage our brand strength in the fastest growing foodservice equipment market in the world.  Initially, we will manufacture ice machines and beverage equipment in this facility, but plan to expand manufacturing of other products for this region.

Marine  – The Marine segment had a challenging year in 2004.  Unlike prior years, where the book of business was scarce, the Marine segment entered 2004 with a full backlog.  All three elements of revenue, including government new construction, commercial new construction and marine repair, were strong.  The segment’s main challenge was to efficiently execute all of the work to be done.  Entering 2004, scheduled deliveries included two Staten Island Ferries, the initial INLS system, two WLB buoy tenders, three double-hulled petroleum barges and one tug boat.  All deliveries were made with the exception of the INLS system and one of the double-hulled petroleum barges.  Delivery of the INLS system was pushed into the second quarter of 2005 due to a customer change order.  The one petroleum barge that did not make the scheduled delivery was being built at Toledo.  That yard had not seen a new construction project in nearly 20 years, and as discussed above was moved for completion to Marinette, Wisconsin.

Even though the majority of scheduled deliveries were made, costs were much higher than anticipated, especially with the commercial new construction projects.  Significant increases were seen in material, labor hours and labor rate.  Material increases were driven by the sudden and sharp increase in steel, the impact of which was not able to be passed on to the customer.  Labor hours went over budget on certain projects due to the tight schedule and high complexity of the projects.  The labor rate was driven up due to the shortage of local employees, which necessitated the use of higher rate, sub-contracted laborers.  Steps are being taken to ensure that future contracts do not experience these types of cost overruns.

The marked increase in new construction bid activity that was first seen in late 2003 is continuing into 2005.  The segment was successful in landing a new commercial construction project for delivery of a self-unloading cement barge in the second quarter of 2006.  In 2005 deliveries, include one Staten Island Ferry, INLS system, one Great Lakes Ice Breaker and four double-hulled petroleum barges.  In addition, the segment was awarded the prototype vessel of the Navy’s Littoral Combat Ship (LCS) to be delivered in late 2006.  Our partners on this project include Lockheed Martin, Gibbs & Cox and Bollinger Shipyards.  We are also one of the finalists in bidding for a 180-vessel Response Boat Medium (RBM) contract, which the US Coast Guard is expected to award in mid-2005.

The improving US economy is helping buoy our shipbuilding business.  We are beginning to see more impact on ship construction demand due to the OPA-90 legislation, as all current US waterway oil hauling vessels have begun to be phased out, and must be replaced with double-hull vessels by 2015.  Another positive sign is that charter rates are beginning to increase worldwide, which means additional revenue for commercial customers that can be used to build new vessels.  In addition, the markets for our traditional Great Lakes ship repair customers have picked up significantly.  Nearly all the Great Lakes’ freighters are in service and are having difficulty keeping up with demand.  This means more dollars available for repairs that have been delayed from prior years.  Based upon this activity, we anticipate increased repair revenue for the next several years.  Our Marine segment plans to continue to pursue new construction activities, provide superior repair and maintenance support to our customers, and work with other shipyards to provide integrated solutions to our mutual customers as the need arises.

Acquisitions

Although we did not make any acquisitions in 2004 or 2003, in the five years preceding 2003 we made several acquisitions,which resulted in significant growth of our company.  All of our acquisitions were recorded using the purchase method of accounting.  Each of the acquisitions is included in our Consolidated Statement of Operations beginning with the date of acquisition.

The success of our acquisition strategy is dependent upon our ability to successfully integrate the acquired businesses, operate them profitably, and accomplish our strategic objectives underlying the acquisition.  We attempt to address these challenges by adhering to a structured acquisition assessment and integration process and by employing appropriate internal resources and experienced personnel to assist us in accomplishing our objectives.

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

The purchase consideration paid in excess of the fair values of the assets acquired and liabilities assumed was allocated first to the identifiable intangible assets with the remaining excess accounted for as goodwill.  We obtained valuations of identifiable intangible assets acquired.  Based upon the valuations of identifiable intangible assets, the allocation was as follows:  $26.0 million to trademarks and tradenames with an indefinite life; $11.9 million to an in-place distributor network with an indefinite life; $7.1 million to patents with a weighted-average 10-year life; and the remaining $64.1 million to goodwill.  The $64.1 million of goodwill is included in the Crane segment.  None of this amount is deductible for tax purposes.  We also obtained valuations of the fair value of inventory and property, plant and equipment acquired.  Based upon the valuations of these assets, we increased the value of inventory and property, plant and equipment by $3.3 million and $1.1 million, respectively.  The $3.3 million fair value adjustment to inventory was charged to cost of goods sold during the fourth quarter of 2002 as the related inventory items were sold.  The $1.1 million fair value adjustment to property, plant and equipment is being depreciated over the estimated remaining useful lives of the property, plant and equipment.

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

Liquidity and Capital Resources

Cash flow from operations during December 31, 2004 was $57.0 million compared to $150.9 million in 2003.  This was applied to capital spending, dividends and payment of outstanding debt.  We had $178.7 million in cash and short term investments along with $92.2 million of unused availability under the terms of the revolving credit portion of our senior credit facility at December 31, 2004.  The availability under the revolving credit portion of our senior credit facility is reduced for outstanding letters of credit of $32.8 million as of December 31, 2004.

During 2004 we built inventory to accommodate the large increase in backlog in the Crane segment and increased our crane shipments to Asia, which results in cranes remaining in inventory for a longer period of time due to shipment times.  In addition, inventory values were impacted by higher commodity costs.  Offsetting the increase in inventory was a decrease in accounts receivable due to collection of receivables and an increase in payables and other liabilities, primarily due to the increase in inventory.

We spent a total of $44.4 million during 2004 for capital expenditures.  We continue to fund capital expenditures to improve the cost structure of our business, to invest in new processes and technology, and to maintain high-quality production standards.  The following table summarizes 2004 capital expenditures and depreciation by segment.

	Capital Expenditures	Depreciation

Crane	$24.2	$42.9
Foodservice	12.5	5.5
Marine	4.8	1.0
Coporate	2.9	1.4
Total	$44.4	$50.8

We received $9.0 million of cash from the sale of Delta during the second quarter of 2004.  This cash is reported in the discontinued operations section of the cash flow from investing activities.

In December 2004, we sold, pursuant to an underwritten public offering, approximately 3.0 million shares of our common stock at a price of $36.25 per share.  Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million.  In addition to underwriting discounts and commissions, we incurred approximately $0.8 million of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. We used a portion of the proceeds to redeem $61.3 million of our Senior Subordinated Notes due 2012 and to pay the required premium to the note holders of $6.4 million.  We will use the balance for general corporate purposes.  The redemption of the Senior Subordinated Notes due 2012 was completed on January 10, 2005.

During 2004, we sold $25.8 million of our long term notes receivable to third party financing companies.  We have agreed to provide recourse on the notes to the financing company.  We have accounted for the sale of the notes as a financing of receivables.  During 2004, $2.6 million of these notes has been collected by the third party financing companies.

Our debt at December 31, 2004, consisted primarily of our senior notes due 2013, our senior subordinated notes due 2011, and our senior subordinated notes due 2012, as well as outstanding amounts under foreign overdraft facilities.

The senior credit facility is comprised of $175 million term loan A, a $175 million term loan B, and $125 million revolving credit facility.  During the third quarter of 2004, we prepaid the outstanding principal balance of the term loan B portion of our senior credit facility totaling $10.0 million.  As of December 31, 2004, we have no amount outstanding under the term loan A, term loan B or revolving credit portions of our senior credit facility.  The term loan A portion of our senior credit facility was prepaid in full during the fourth quarter of 2003.  Substantially all of our domestic tangible and intangible assets are pledged as collateral under the senior credit facility.

Borrowings under the senior credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the senior credit facility. The annual commitment fee in effect on the unused portion of our revolving credit facility at December 31, 2004 was 0.5%.

On November 6, 2003, we completed the sale of $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations ranking prior to our 175 million Euro of 10 3/8% senior subordinated notes due 2011 (Senior Subordinated Notes due 2011) ($238.3 million based on December 31, 2004 exchange rates) and prior to our $175 million of 10 ½% senior subordinated notes due 2012 (Senior Subordinated Notes due 2012).  Our secured senior indebtedness under our senior credit facility ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.  In addition, we may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.  We used the net proceeds from the sale of the Senior Notes due 2013 for prepayment of our term loan A and partial prepayment of our term loan B under our senior credit facility.

We had outstanding at December 31, 2004, 175 million Euro ($238.3 million based on December 31, 2004 exchange rates) of 10 3/8% Senior Subordinated Notes due 2011. The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our senior debt (other than our Senior Subordinated Notes due 2012), are equal in rank to our Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on these Senior Subordinated Notes due 2011 is payable semiannually in May and November of each year.

These notes can be redeemed by us in whole or in part for a premium after May 15, 2006.

We also had outstanding at December 31, 2004,  $175 million of 10 ½% Senior Subordinated Notes due 2012. The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our senior debt (other than our Senior Subordinated Notes due 2011), are equal in rank to our Senior Subordinated Notes due 2011, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries.  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year.  These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007.  In addition, we may redeem for a premium, at any time prior to August 1, 2005, up to 35% of the face amount of these Senior Subordinated Notes due 2012 with the proceeds of one or more equity offerings.

Our senior credit facility, Senior Notes due 2013, and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the senior credit facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; consolidated senior leverage ratio; and fixed charge coverage.  These covenants also limit our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures.  The senior credit facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the senior credit facility.  We were in compliance with all covenants as of December 31, 2004, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the remaining life of the facility.

Our debt position increases our vulnerability to general adverse industry and economic conditions and results in a significant portion of our cash flow from operations being used for payment of interest on our debt.  This could potentially limit our ability to respond to market conditions or take advantage of future business opportunities.  Our ability to service our debt is dependent upon many factors, some of which are not subject to our control, such as general economic, financial, competitive, legislative, and regulatory factors.  In addition, our ability to borrow additional funds under the Senior Credit Facility in the future will depend on our meeting the financial covenants contained in the credit agreement, even after taking into account such new borrowings.

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

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.    Our senior credit facility requires us to comply with certain financial ratios and tests to comply with the terms of the agreement. We were in compliance with these covenants as of December 31, 2004, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility and foreclosure on the collateral related to such obligations. Further, such acceleration would constitute an event of default under the indentures governing our Senior Subordinated Notes due 2011 and 2012 and our Senior Notes due 2013.

B.    Circumstances that could impair our ability to continue to engage in transactions that have been integral to historical operations or are financially or operationally essential, or that could render that activity commercially impracticable, such as the inability to maintain a specified credit rating, level of earnings, earnings per share, financial ratios, or collateral. We do not believe that the risk factors applicable to our business are reasonably likely to impair our ability to continue to engage in our historical operations at this time.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•        We have disclosed in Note 15 to the Consolidated Financial Statements our buyback and residual value guarantee commitments.

•        We also lease various assets under operating leases. The future estimated payments under these arrangements are also disclosed in Note 18 to the Consolidated Financial Statements.

•        We have disclosed our accounts receivable factoring arrangement with a bank in Note 9 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2004 is as follows:

	Total Committed	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$575,193	$70,313	$—	$—	$—	$—	$504,880
Capital leases	8,648	1,292	1,342	1,287	1,175	1,080	2,472
Operating leases	65,306	19,794	13,700	7,657	4,287	3,353	16,515
Purchase obligations	—	—	—	—	—	—	—
Total committed	$649,147	$91,399	$15,042	$8,944	$5,462	$4,433	$523,867

* - There were no significant purchase obligation commitments at December 31, 2004

Additionally, at December 31, 2004, we had outstanding letters of credit that totaled $32.8 million.  We also had buyback commitments and residual value guarantees outstanding, that if all were satisfied at December 31, 2004, the total cash cost to us would be $121.3 million, this amount is not reduced for amounts the company may recover from repossessing and subsequent resale of the collateral.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the pension plans at the minimum level required by applicable regulations. In 2004, cash contributions to the pension plans by us were $9.3 million, and we estimate that our pension plan contributions will be approximately $3.0 million in 2005.

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

Interest Rate Risk

In 2004 we used interest rate swaps such that approximately 50% of our debt is fixed and 50% is floating.  At December 31, 2004, we had five fixed-to-floating interest rate swaps with financial institutions.  These swap contracts effectively convert $221.4 million of our fixed rate Senior Subordinated and Senior Notes to variable rate debt.  Under these swap agreements, we contract with a counter-party to exchange the difference between a floating rate and the fixed rate applied to $221.4 million of our Senior Subordinated Notes and Senior Notes.  These contracts are considered to be a hedge against changes in the fair value of the fixed-rate obligations.  Accordingly, these interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheet at December 31, 2004 as an asset of $2.8 million and the related debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged.  Changes during any accounting period in the fair value of the interest rate swap contract, as well as the offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statement of Earnings.  The change in the fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings from these swaps for the year ended December 31, 2004.  A 10% increase or decrease in the floating rate we pay under these swap agreements would result in a change in pre-tax interest expense of approximately $1.7 million.  This amount was calculated assuming the year-end weighted-average rate of the swaps was constant throughout the year.

As a result of prepayments made during 2004 of the Term Loan B portion of our Senior Credit Facility we unwound our entire floating-to-fixed interest rate swap.  As a result, we recorded a charge of $0.4 million in the Consolidated Statement of Earnings as a component of Early Extinguishment of Debt.

Interest swaps expose us to the risk that the counter-party may be unable to pay amounts it owes us under the swap agreements.  To manage this risk we enter into swap agreements only with financial institutions that have high credit ratings.

Commodity Prices

We are exposed to fluctuating market prices for commodities, including steel, copper, foam, and aluminum.  Each of our business segments is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized within business segments, and others are specific to a business unit.  In 2004, certain of these commodities were subject to abnormal availability and significant price increases.  During 2004, gross profit was negatively impacted as a result of commodity price increases in the Crane, Foodservice and Marine segments by $8.6 million, $3.6 million and $3.7 million, respectively, compared to 2003.  In all cases, the impact of commodity price increases on gross profit is net of price increases to our customers and adjustments to our material standards.  Although we have established procedures in place to manage these pressures in 2005, we can provide no assurance that these measures will insulate us fully from adverse consequences of continued unfavorable developments in the commodity markets.

Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 44.0 % of our total sales for 2004, with the largest percentage (29.4%) being sales into various European countries.

Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to reduce earnings and cash flow impact on nonfunctional currency denominated receivables and payables, predominantly between our Euro-denominated operations and their customers outside the Euro zone.  Gains and losses resulting from hedging instruments offset the foreign exchange gains and losses on the underlying assets and liabilities being hedged.  The maturities of these forward exchange contracts generally coincide with the settlement date of the related transactions.  We also periodically hedge anticipated transactions, primarily at firm order date for orders to be sold into non-Euro-denominated locations, with forward exchange contracts.  These forward exchange contracts are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  At December 31, 2004, we had outstanding $1.2 million of forward exchange contracts hedging underlying accounts receivable and $4.2 million of forward exchange contracts hedging outstanding firm orders.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2004, would not have a significant impact on our Consolidated Statement of Earnings as any gains or losses under the foreign exchange contracts hedging accounts receivable balances would be offset by equal gains or losses on the underlying receivables.  Any gains or losses under the foreign exchange contracts hedging outstanding firm orders would not have a significant impact due to the relatively immaterial amount of contracts outstanding being hedged.

Continued strength in the Euro versus the U.S. Dollar in 2005 will require us to manage the transactional exchange risk through continued use of foreign currency hedging.  In addition, relative currency values will impact our strategic and operational activities.

Our primary translation exchange risk exposure at December 31, 2004 was with the Euro.  To a much lesser extent, we are also exposed to translation risk with our other foreign operations, primarily in the United Kingdom.  Our Euro-denominated 175 million Senior Subordinated Notes due 2011 offsets a significant amount of the translation risk with our operating movement in Europe.  The currency effects of this foreign-denominated debt obligation are reflected in the accumulated other comprehensive income (loss) account within stockholders’ equity, where it offsets the translation impact of an equal amount of similarly foreign-denominated net assets of our European operations.  A 10% appreciation or depreciation of the value of the Euro to the U.S. Dollar at December 31, 2004 would have an impact of increasing or decreasing the outstanding debt balance on our Consolidated Balance Sheet by $24.9 million.  This impact would be partially offset by gains and losses on our net investments in foreign subsidiaries whose functional currency is the Euro.

At December 31, 2004, there was also a portion of our foreign currency translation exposure that was not hedged.  Amounts invested in non-U.S. based subsidiaries are translated into U.S. Dollar at the exchange rate in effect at year-end.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive income at December 31, 2004, is $22.9 million, or approximately 4.4% of total stockholders’ equity.  Using year-end exchange rates, the total amount invested in foreign operations at December 31, 2004 was approximately $539.8 million of which $256.0 million was naturally hedged with local, non-U.S. Dollar debt.

Environmental, Health, Safety, and Other Matters

Our global operations are governed by laws addressing the protection of the environment, and employee safety and health.  Under various circumstances, these laws impose civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance.  They also may require remediation at sites where company related substances have been released into the environment.

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

We have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Eleven of the approximately 150 potentially responsible parties, including us, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle our potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of costs for this site are not yet final.  Although liability is joint and several, our share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, we accrued $3.3 million in connection with this matter.  The amounts we have spent each year through December 31, 2004 to comply with our portion of the cleanup costs have not been material.  Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  Our remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at December 31, 2004 is $0.6 million.  Based on the size of our current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, we do not believe that any additional liability imposed in connection with this site will have a material adverse effect on our financial condition, results of operations, or cash flows.

At certain of our other facilities, we have identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, we do not expect that the ultimate costs will have a material adverse effect on our financial condition, results of operations, or cash flows.

We believe that we have obtained and are in substantial compliance with those material environmental permits and approvals necessary to conduct our various businesses.  Based on the facts presently known, we do not expect environmental compliance costs to have a material adverse effect on our financial condition, results of operations, or cash flows.

As of December 31, 2004, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  Our self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of our self-insured retention levels are $0.1 million to $3.0 million per occurrence.  The high-end of our self-insurance retention level is a legacy product liability insurance program inherited with the acquisition of Grove in 2002 for cranes manufactured in the United States for occurrences from 2000 through October 2002.  As of December 31, 2004, the largest self-insured retention level currently maintained by us for current year occurrences is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2004, were $29.7 million; $7.4 million reserved specifically for cases and $22.3 million for claims incurred but not reported which were estimated using actuarial methods.  Based on our experience in defending product liability claims, we believe the current reserves are adequate for resolution of aggregate self-insured claims and insured claims incurred as of December 31, 2004.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2004 and 2003, we had reserved $46.5 million and $41.7 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of our historical experience.  Presently, there are no reliable methods to estimate the amount of any such potential changes.

We are involved in numerous lawsuits involving asbestos-related claims in which we are one of numerous defendants.  After taking into consideration legal counsel’s evaluation of such actions, the current political environment with respect to asbestos related claims, and the liabilities accrued with respect to such matters, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

We are also involved in various legal actions arising out of the normal course of business.  Taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management the ultimate resolution of these actions is not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Currently, we are in negotiations with one of our major Marine customers due to cost overruns from change orders on a contract.  We estimate our overruns could affect profitability by approximately $10.0 million.  We have assumed this recovery in accounting for this long-term contract, as we believe that the claim will result in additional contract revenue and the amount can be reliably estimated.  If negotiations are unsuccessful, the impact on our Consolidated Statement of Operations in a future period could be material.

Critical Accounting Policies

The Consolidated Financial Statements include accounts of the company and all its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes.  In preparing these Consolidated Financial Statements, we have made our best estimates and judgments of certain amounts included in the Consolidated Financial Statements giving due consideration to materiality.  We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.  However, application of these accounting policies involve the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Although we have listed a number of accounting policies below which we believe to be most critical, we also believe that all of our accounting policies are important to the reader.  Therefore, please refer also to the Notes to the Consolidated Financial Statements for more detailed description of these and other accounting policies of the company.

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

Revenue Recognition under Percentage-of-completion Accounting – Revenue under long-term contracts within the Marine segment are recognized using the percentage-of-completion (POC) method of accounting.  Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as “recoverable costs and accrued profit on progress completed not billed,” which are included in other current assets in the Consolidated Balance Sheet.  Likewise, contracts where billings to date have exceeded recognized revenues are recorded as “amounts billed in excess of sales,” which are included in accounts payable and accrued expenses in the Consolidated Balance Sheet.

Changes to the original estimates may be required during the life of the contract and such estimates are reviewed when customer change orders are placed and on a regular periodic basis. Sales and gross profit are adjusted when known for revisions in estimated total contract costs and contract values. Claims against customers are recognized as revenue when it is probable that the claim will result in additional contract revenue and the amount can be reliably estimated.  Estimated losses are recorded when identified.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

Allowance for Doubtful Accounts – Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer my have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on pre-established percentages to specific aging categories which are subject to change if experience improves or deteriorates.

Inventories and Related Reserve for Obsolete and Excess Inventory – Inventories are valued at the lower of cost or market using both the first-in, first-out (FIFO) method and the last-in, first-out (LIFO) method and are reduced by a reserve for excess and obsolete inventories.  The estimated reserve is based upon pre-established percentages applied to specific aging categories of inventory.  These categories are evaluated based upon historical usage, estimated future usage, and sales requiring the inventory.  These percentages were established based upon historical write-off experience.

Goodwill and Other Intangible Assets – We account for goodwill and other intangible assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however, it is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Ice Group; Refrigeration Group; Beverage Group; and Marine Group, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at June 30, 2004, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Indefinite and definite lived intangible assets are also subject to impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Employee Benefit Plans – We provide a range of benefits to our employees and retired employees, including pensions and postretirement health care. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date.  The approach we use to determine the annual assumptions are as follows:

•      Discount Rate – Our discount rate assumptions are based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of our pension plans’ participants’ demographics and benefit payment terms.

•      Expected Return on Plan Assets – Our expected return on plan assets assumptions are based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.

•      Compensation increase – Our compensation increase assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation.

•      Retirement and Mortality Rates – Our retirement and mortality rate assumptions are based primarily on actual plan experience.

•      Health Care Cost Trend Rates – Our health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends.

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods.  Based on information provided by its independent actuaries and other relevant sources, we believe that our assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

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

Income Taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We record a valuation allowance that represents foreign operating loss carryforwards for which utilization is uncertain.  Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets.  The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated.  Our policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States.  Accordingly, we do not currently provide for additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries.

Stock Options – We account for our stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock option based employee compensation costs are reflected in earnings, as all option grants under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Warranties – In the normal course of business we provide our customers a warranty covering workmanship, and in some cases materials, on products manufactured by us.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with our warranty, we may be obligated, at our expense to correct any defect by repairing or replacing such defective product.  We provide for an estimate of costs that may be incurred under our warranty at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products.  These costs primarily include labor and materials, as necessary associated with repair or replacement.  The primary factors that affect our warranty liability include the number of shipped units and historical and anticipated rates or warranty claims.  As these factors are impacted by actual experience and future expectations, we assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.

Restructuring Charges – Restructuring charges for exit and disposal activities are recognized when the liability is incurred.  We use the definition of liability found in FASB Concept Statement No. 6, “Elements of Financial Statements.”  In addition, the liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.

Recent Accounting Changes and Pronouncements

During December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all periods beginning after June 15, 2005. The company currently accounts for its stock option plans under the recognition and measurement principles of APB

Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee or outside director compensation costs related to stock option grants are currently reflected in net income, as all option awards granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company is required to adopt SFAS No. 123-Revised on July 1, 2005. See “Stock-Based Compensation” in Notes to the Consolidated Financial Statements, for pro forma information if the company had elected to adopt the requirements of the previously issued SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our Consolidated Financial Statements.

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements were effective immediately for the company’s domestic plans, except for estimated future benefit payments, which were effective for the company on December 31, 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.  These interim-period disclosures were effective in the first quarter of 2004.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity.  The consolidation provisions of FIN No. 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003.  The adoption of FIN No. 46 did not have an impact on the company’s Consolidated Financial Statements for the year ended December 31, 2003 for interests created after January 31, 2003 or on the company’s Consolidated Financial Statements for the year ended December 31, 2004 for interests created before February 1, 2003.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Liquidity and Capital Resources, and Risk Management in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the quantitative and qualitative disclosure about market risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule:

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2004

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:

We have completed an integrated audit of The Manitowoc Company, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that The Manitowoc Company, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the translation of goodwill and other intangible assets and the associated foreign currency translation account, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment.  As of December 31, 2004, the Company did not maintain effective internal control over the application of Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” Specifically, the Company determined that the accounting treatment of certain goodwill and other intangible assets related to its foreign acquisitions did not comply with the requirements of SFAS No. 52.  In connection with the Company’s 2001 and 2002 foreign acquisitions, the Company maintained the value of those intangible assets based on the foreign currency exchange rates in effect at the time of the acquisition.  The Company has concluded that they should have translated those intangible assets each period to reflect changes in the applicable foreign currency exchange rates.  This error in accounting treatment resulted in the Company restating its consolidated balance sheets and consolidated statements of stockholders’ equity and comprehensive income (loss) for the years ended December 31, 2003 and 2002, the interim consolidated financial statements for the first, second and third quarters of 2004 and 2003, as well as an audit adjustment to the fourth quarter 2004 consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of goodwill, intangible assets and foreign currency translation accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that The Manitowoc Company, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Manitowoc Company, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 11, 2005

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2004, 2003 and 2002

Thousands of dollars, except per share data	2004	2003	2002
Operations
Net sales	$1,964,101	$1,570,856	$1,356,423
Costs and expenses:
Cost of sales	1,582,131	1,238,122	1,035,086
Engineering, selling and administrative expenses	269,639	246,741	192,603
Amortization expense	3,141	2,919	2,001
Plant consolidation and restructuring costs	1,293	10,089	11,609
Curtailment gain	—	(12,897)	—
Total costs and expenses	1,856,204	1,484,974	1,241,299
Operating earnings from continuing operations	107,897	85,882	115,124

Other expenses:
Interest expense	(56,895)	(56,901)	(51,963)
Loss on debt extinguishment	(1,036)	(7,300)	—
Other income (expense)-net	(837)	314	1,918
Total other expenses	(58,768)	(63,887)	(50,045)

Earnings from continuing operations before taxes on income	49,129	21,995	65,079

Provision for taxes on income	9,335	3,959	23,429

Earnings from continuing operations	39,794	18,036	41,650
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $(1,231), $(583) and $58, respectively	(1,861)	(2,440)	105
Gain (loss) on sale or closure of discontinued operations, net of income taxes of $294, $(2,826) and $(10,853), respectively	1,205	(12,047)	(25,457)
Cumulative effect of accounting change, net of income taxes of $(14,200)	—	—	(36,800)
Net earnings (loss)	$39,138	$3,549	$(20,502)

Per Share Data
Basic earnings (loss) per share:
Earnings from continuing operations	$1.48	$0.68	$1.65
Earnings (loss) from discontinued operations, net of income taxes	(0.07)	(0.09)	0.00
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.04	(0.45)	(1.01)
Cumulative effect of accounting change, net of income taxes	—	—	(1.46)
Net earnings (loss)	$1.45	$0.13	$(0.82)

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.45	$0.68	$1.62
Earnings (loss) from discontinued operations, net of income taxes	(0.07)	(0.09)	0.00
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.04	(0.45)	(0.99)
Cumulative effect of accounting change, net of income taxes	—	—	(1.43)
Net earnings (loss)	$1.43	$0.13	$(0.80)

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2004 and 2003

Thousands of dollars, except share data	2004	2003

Assets
Current assets:
Cash and cash equivalents	$176,415	$44,968
Marketable securities	2,248	2,220
Accounts receivable, less allowance of $26,308 and $24,419	244,335	245,010
Inventories-net	287,036	232,877
Deferred income taxes	60,963	71,781
Other current assets	74,964	49,233
Total current assets	845,961	646,089

Property, plant and equipment-net	357,568	334,618
Goodwill-net	451,868	438,925
Other intangible assets-net	154,342	149,256
Deferred income taxes	48,490	34,491
Other non-current assets	69,907	56,770
Total assets	$1,928,136	$1,660,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$513,504	$454,394
Current portion of long-term debt	61,250	3,205
Short-term borrowings	10,355	22,011
Product warranties	37,870	33,823
Product liabilities	29,701	31,791
Total current liabilities	652,680	545,224

Non-current liabilities:
Long-term debt, less current portion	512,236	567,084
Pension obligations	67,798	57,239
Postretirement health and other benefit obligations	54,097	54,283
Other non-current liabilities	122,396	80,327
Total non-current liabilities	756,527	758,933

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock (39,793,982 and 36,746,482 shares issued, respectively, 29,949,715 and 26,572,024 shares outstanding, respectively)	397	367
Additional paid-in capital	188,746	81,297
Accumulated other comprehensive income	61,014	40,800
Unearned compensation	(47)	(328)
Retained earnings	372,398	340,792
Treasury stock, at cost (9,844,267 and 10,174,458 shares, respectively)	(103,579)	(106,936)
Total stockholders’ equity	518,929	355,992
Total liabilities and stockholders’ equity	$1,928,136	$1,660,149

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

Thousands of dollars	2004	2003	2002
Cash Flows From Operations
Net earnings (loss)	$39,138	$3,549	$(20,502)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	656	14,487	25,352
Depreciation	50,819	45,437	33,077
Amortization of intangible assets	3,141	2,919	2,001
Amortization of deferred financing fees	3,265	1,810	4,091
Deferred income taxes	(5,163)	(2,492)	(10,561)
Curtailment gain	—	(12,897)	—
Plant relocation and restructuring costs	1,293	10,089	11,609
Cumulative effect of accounting change, net of income taxes	—	—	36,800
Loss on early extinguishment of debt	1,036	7,300	—
Gain on sale of property, plant and equipment	(2,056)	(1,363)	(3,757)
Changes in operating assets and liabilities, excluding the effects of business acquisitions and dispositions:
Accounts receivable	6,037	5,889	(12,907)
Inventories	(84,983)	25,701	9,141
Other assets	(24,723)	5,156	(5,446)
Accounts payable and accrued expenses	50,048	15,422	27,840
Other liabilities	21,136	27,312	2,915
Net cash provided by operating activities of continuing operations	59,644	148,319	99,653
Net cash provided by (used for) operating activities of discontinued operations	(2,681)	2,544	(5,114)
Net cash provided by operating activities	56,963	150,863	94,539
Cash Flows From Investing
Business acquisitions, net of cash acquired	—	—	976
Capital expenditures	(44,386)	(31,977)	(32,996)
Proceeds from sale of property, plant and equipment	15,458	14,438	16,699
(Purchase) sale of marketable securities	(28)	150	(220)
Net cash used for investing activities of continuing operations	(28,956)	(17,389)	(15,541)
Net cash provided by (used for) investing activities of discontinued operations	9,000	2,289	11,108
Net cash used for investing activities	(19,956)	(15,100)	(4,433)
Cash Flows From Financing
Net proceeds from issuance of common stock	104,948	—	—
Payments on Grove borrowings	—	—	(198,328)
Proceeds from senior subordinated notes	—	—	175,000
Proceeds from senior notes	—	150,000	—
Payments on long-term debt	(42,979)	(257,617)	(39,280)
Proceeds (payments) on short-term borrowings-net	8,259	(2,000)	(10,243)
Proceeds from notes financing - net	23,244	—	—
Debt issue costs	—	(5,599)	(6,630)
Dividends paid	(7,532)	(7,446)	(7,432)
Exercises of stock options	6,687	118	1,511
Net cash provided by (used for) financing activities	92,627	(122,544)	(85,402)
Effect of exchange rate changes on cash	1,813	3,714	(250)
Net increase in cash and cash equivalents	131,447	16,933	4,454
Balance at beginning of year	44,968	28,035	23,581
Balance at end of year	$176,415	$44,968	$28,035
Supplemental Cash Flow Information
Interest paid	$51,821	$54,489	$39,284
Income taxes paid	$7,037	$7,559	$25,253

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)

For the years ended December 31, 2004, 2003 and 2002

Thousands of dollars, except shares data	2004	2003	2002
Common Stock - Shares Outstanding
Balance at beginning of year	26,572,024	26,412,735	24,053,085
Stock issued for Grove acquisition	—	—	2,164,502
Stock options exercised	334,925	16,656	114,548
Stock swap for stock options exercised	(3,189)	—	(14,449)
Restricted stock issued (cancelled)	(1,545)	—	24,815
Issuance of common stock	3,047,500	—	—
Stock issued from deferred compensation plans	—	142,633	70,234
Balance at end of year	29,949,715	26,572,024	26,412,735
Common Stock - Par Value
Balance at beginning of year	$367	$367	$367
Issuance of common stock	30	—	—
Balance at end of year	$397	$367	$367
Additional Paid-in Capital
Balance at beginning of year	$81,297	$81,230	$31,670
Issuance of common stock	104,118	—	—
Stock issued for Grove acquisition	—	—	47,905
Stock options exercised	3,331	67	1,066
Restricted stock issued	—	—	589
Balance at end of year	$188,746	$81,297	$81,230
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$40,800	$(51)	$(4,334)
Other comprehensive income (loss):
Foreign currency translation adjustments	22,852	39,629	8,209
Derivative instrument fair market adjustment, net of income taxes of $1,339, $833 and $309	3,248	2,379	445

Additional minimum pension liability, net of income taxes of $1,138, $1,075 and $2,459	(5,886)	(1,157)	(4,371)
Balance at end of year	$61,014	$40,800	$(51)
Unearned Compensation
Balance at beginning of year	$(328)	$(609)	$—
Restricted stock issued	—	—	(843)
Compensation expense recognized during the year	281	281	234
Balance at end of year	$(47)	$(328)	$(609)
Retained Earnings
Balance at beginning of year	$340,792	$344,689	$372,623
Net earnings (loss)	39,138	3,549	(20,502)
Cash dividends	(7,532)	(7,446)	(7,432)
Balance at end of year	$372,398	$340,792	$344,689
Treasury Stock
Balance at beginning of year	$(106,936)	$(106,988)	$(136,928)
Stock issued for Grove acquisition	—	—	22,095
Stock options exercised	3,357	52	1,227
Stock swap for stock options exercised	—	—	(615)
Restricted stock issued	—	—	254
Stock held by deferred compensation plans	—	—	6,979
Balance at end of year	$(103,579)	$(106,936)	$(106,988)
Comprehensive Income (Loss)
Net earnings (loss)	$39,138	$3,549	$(20,502)
Other comprehensive income (loss):
Foreign currency translation adjustments	22,852	39,629	8,209
Derivative instrument fair market adjustment, net of income taxes	3,248	2,379	445
Additional minimum pension liability, net of income taxes	(5,886)	(1,157)	(4,371)
Comprehensive income (loss)	$59,352	$44,400	$(16,219)

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.     Company and Basis of Presentation

Company  The Manitowoc Company, Inc. and its subsidiaries (collectively referred to as the “company”) is a diversified industrial manufacturer of cranes, foodservice equipment and mid-size commercial, research and military ships.  The company was founded in 1902 and operates in three business segments: Cranes and Related Products (Crane); Foodservice Equipment (Foodservice); and Marine.

The Crane business is a global provider of engineered lift solutions which designs, manufactures and markets a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  The Crane products are marketed under the Manitowoc, Grove, Potain, and National brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.  Our crane-related product support services are marketed under the CraneCare brand name and includes maintenance and repair services and parts supply.

The Foodservice business is a broad-line manufacturer of “cold side” commercial foodservice products.  Foodservice designs, manufactures and markets full product lines of ice making machines, walk-in and reach-in refrigerators/freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling and institutional foodservice markets.  Foodservice products are marketed under the Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, Koolaire, Flomatic, Icetronic, Kyees, RDI, and other brand names.

The Marine business provides new construction, ship repair and maintenance services for freshwater and saltwater vessels and oceangoing mid-size commercial, research, and military vessels from four shipyards on the Great Lakes.  Marine serves the Great Lakes maritime market consisting of both US and Canadian fleets, inland waterway operations and ocean going vessels that transit the Great Lakes and St. Lawrence Seaway.

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

2.     Summary of Significant Accounting Policies

Cash Equivalents and Marketable Securities All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.  Marketable securities at December 31, 2004 and 2003, include securities which are considered “available for sale.”  The difference between fair market value and cost of these investments was not significant for either year.  During the fourth quarter of 2004, the company issued approximately 3.0 million shares of its common stock at an offering price of $36.25.  Net proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million.  A portion of these net proceeds will be used to redeem 35% of the Senior Subordinated Notes due 2012.  As of December 31, 2004, the net proceeds are recorded in cash and cash equivalents in the Consolidated Balance Sheet as the company was not able to redeem the Senior Subordinated notes due 2012 until January 10, 2005.

Inventories Inventories are valued at the lower of cost or market value.  Approximately 90% and 88% of the company’s inventories at December 31, 2004 and 2003, respectively, were computed using the first-in, first-out (FIFO) method.  The remaining inventories were computed using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $18.5 million and $18.6 million at December 31, 2004 and 2003, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

Goodwill and Other Intangible Assets  The company accounts for its goodwill and other intangible assets under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually.  The company’s other intangible assets with indefinite lives, including trademarks and tradenames, and in-place distributor networks, are not amortized, but are also tested for impairment at least annually.  The company’s other intangible assets subject to amortization are tested for impairment at least annually and are amortized over the following estimated useful lives:

Useful lives
Patents	10-15 years
Engineering drawings	15 years

Property, Plant and Equipment  Property, plant and equipment is stated at cost.  Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred.  Expenditures for major renewals and improvements that substantially extend the capacity or useful life of an asset are capitalized and amortized by depreciation charges.  The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in earnings.  Property, plant and equipment is depreciated over the estimated useful lives of the assets using the straight-line depreciation method for financial reporting and on accelerated methods for income tax purposes.

Property, plant and equipment is depreciated over the following estimated useful lives:

Years
Building and improvements	2-40
Drydocks and dock fronts	15-27
Machinery, equipment and tooling	2-25
Furniture and fixtures	2-10
Computer hardware and software	2-5

Property, plant and equipment also includes cranes accounted for as leases.  Equipment accounted for as leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement such as guaranteed more than insignificant residual value or made a buyback commitment.  Equipment that is leased directly to the customer is accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic life.  Equipment involved in financing arrangements is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.  The amount of rental equipment included in property, plant and equipment amounted to $121.5 million and $85.7 million, net of accumulated depreciation, at December 31, 2004 and 2003, respectively.

Impairment of Long-Lived Assets  The company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Each year the company tests for impairment of goodwill according to a two-step approach.  In the first step, the company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.

For property, plant and equipment and other long-lived assets, other than goodwill and other intangible assets, the company performs undiscounted operating cash flow analyses to determine if an impairment exists.  If an impairment is determined to exist, any related impairment loss is calculated based upon comparison of the fair value to the net book value of the assets.  Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell.

On January 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business.  The adoption of SFAS No. 144 did not have a material effect on the company relative to impairment measurement of long-lived assets; however, it did impact the company during 2004, 2003 and 2002 related to reporting the disposal of certain businesses as discontinued operations, which prior to the adoption would have been reported in continuing operations in the Consolidated Statements of Operations (see Note 4, “Discontinued Operations”).

Financial Instruments  The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, accounts payable, and variable rate debt approximated fair value at December 31, 2004 and 2003.  The fair value of the company’s 10 3/8% Senior Subordinated Notes due 2011 was approximately $269.3 million and $239.5 million at December 31, 2004 and 2003, respectively.  The fair value of the company’s 10 1/2% Senior Subordinated Notes due 2012 was approximately $201.2 million and $199.3 million at December 31, 2004 and 2003, respectively.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $162.4 million and $159.8 million at December 31, 2004 and 2003, respectively.  See Note 9, “Debt” for the related book values of these debt instruments.  The aggregate fair values of interest rate swaps and foreign currency exchange contracts at December 31, 2004 and 2003 were $8.5 million and $0.3 million, respectively.  These fair values are the amounts at which they could be settled, based estimates obtained from financial institutions.

Warranties  Estimated warranty costs are recorded in cost of sales at the time of sale of the warranted products based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products.  These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience.

Environmental Liabilities  The company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.  Such accruals are adjusted as information develops or circumstances change.  Costs of long-term expenditures for environmental remediation obligations are discounted to their present value when the timing of cash flows are estimable.

Product Liabilities  The company records product liability reserves for its self-insured portion of any pending or threatened product liability actions.  The reserve is based upon two estimates.  First, the company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the company’s best judgment and the advice of legal counsel.  These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case.  Second, the company obtains a third-party actuarial analysis to determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as IBNR).  This actuarial analysis is performed at least twice annually.

Foreign Currency Translation  The financial statements of the company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for Consolidated Statements of Operations items.  Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (Loss) (OCI) as a component of stockholders’ equity.

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

For the years ended December 31, 2004 and 2003, no amount was recognized in earnings due to ineffectiveness of a hedge transaction; however, $0.4 million and $1.4 million was recognized as a charge to earnings due to the company unwinding its floating-to-fixed interest rate swap contract.  These charges are included in loss on debt extinguishment in the Consolidated Statements of Operations for the years-ended December 31, 2004 and 2003.  As of December 31, 2004, the company has no floating-to-fixed interest rate swap contracts outstanding.  The amount reported as derivative instrument fair market value adjustment in the accumulated OCI account within stockholders’ equity represents the net gain on foreign exchange currency exchange contracts designated as cash flow hedges, net of income taxes.

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

Other The company’s foreign operations are exposed to foreign currency translation risk.  The company’s Euro-denominated 175 million Senior Subordinated Notes due 2011 naturally hedges a significant amount of the translation risk with the company’s operations in Europe.  The currency effects of this foreign-denominated debt obligation is reflected in the accumulated other comprehensive income (loss) account within stockholders’ equity, where it offsets the translation impact of an equal amount of similarly foreign-denominated net assets of the European operations.

Stock-Based Compensation  At December 31, 2004, the company had five stock-based compensation plans, which are described more fully in Note 13, “Stock Options.”  The company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based employee compensation cost related to stock options is reflected in earnings, as all options grants under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  During 2004, 2003 and 2002, the company recognized approximately $0.3 million, $0.3 million and $0.2 million, respectively, of compensation expense related to restricted stock which was issued during 2002.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	2004	2003	2002
Reported net earnings (loss)	$39,138	$3,549	$(20,502)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(4,860)	(5,243)	(2,748)
Proforma net earnings (loss)	$34,278	$(1,694)	$(23,250)
Earnings (loss) per share
Basic - as reported	$1.45	$0.13	$(0.82)
Basic - pro forma	$1.27	$(0.06)	$(0.92)

Diluted - as reported	$1.43	$0.13	$(0.80)
Diluted - pro forma	$1.25	$(0.06)	$(0.92)

Revenue Recognition and Long-Term Contracts  Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectibility of cash is reasonably assured; and delivery has occurred or services have been rendered.  Shipping and handling fees are reflected in net sales and shipping and handling costs are reflected in cost of sales in the Consolidated Statements of Operations.  Revenues under long-term contracts within the Marine segment are recorded using the percentage-of-completion method of accounting.  Revenue under these fixed-price long-term contracts are recorded based on the ratio of costs incurred to estimated total costs at completion, and costs are expensed as incurred.  Amounts representing contract change orders, claims or other items are included in revenue only when they can be reliably estimated and realization is probable.  When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period.  Anticipated losses on contracts or programs in progress are charged to earnings when identified.

Amounts related to long-term contracts accounted for according to the percentage-of-completion method included in the Consolidated Balance Sheet at December 31 were as follows:

	2004	2003

Amounts billed, included in accounts receivable	$17,249	$10,900
Recoverable costs and accrued profit on progress completed-not billed, included in other current assets	$30,598	$11,574
Amounts billed in excess of sales, included in accounts payable and accrued expenses	$5,258	$7,448

Recoverable costs and accrued profit on progress completed but not billed related to amounts not billable at the balance sheet date.  It is anticipated that such amounts will be billed in the first quarter of the subsequent year.  Amounts billed but not paid pursuant to retainage contract provisions, which are due upon completion of the contracts, were $7.0 million and $5.2 million as of December 31, 2004 and 2003, respectively, and are included in other current assets in the Consolidated Balance Sheets.

As discussed above, the company enters into transactions with customers that provide for residual value guarantees and buyback commitments on certain crane transactions.  The company records transactions which it provides significant residual value guarantees and buyback commitments as operating leases.  Net proceeds received in connection with the initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  See Note 15. “Guarantees.”

The company also leases cranes to customers under operating lease terms.  Proceeds received in connection with these transactions are recognized as revenue over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Research and Development  Research and development costs are charged to expense as incurred and amount to $21.2  million, $17.4 million and $15.6 million, for the years ended December 31, 2004, 2003 and 2002, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

Concentration of Credit Risk  Credit extended to customers through trade accounts receivable potentially subjects the company to risk.  This risk is limited due to the large number of customers and their dispersion across various industries and many geographical areas.  However, a significant amount of the company’s receivables are with distributors and contractors in the construction industry, large companies in the foodservice and beverage industry, customers servicing the U.S. steel industry, and the U.S. Government.  The company currently does not foresee a significant credit risk associated with these individual groups of receivables.

Recent Accounting Pronouncements  During December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all periods beginning after June 15, 2005. The company currently accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee or outside director compensation costs related to stock option grants are currently reflected in net income, as all option awards granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company is required to adopt SFAS No. 123-Revised on July 1, 2005. See “Stock-Based Compensation” above, for pro forma information if the company had elected to adopt the requirements of the previously issued SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our Consolidated Financial Statements.

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  These disclosure requirements were effective immediately for the company’s domestic plans, except for estimated future benefit payments, which were effective for the company on December 31, 2004.  This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.  These interim-period disclosures were effective in the first quarter of 2004.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity.  The consolidation provisions of FIN No. 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003.  The adoption of FIN No. 46 did not have an impact on the company’s Consolidated Financial Statements for the year ended December 31, 2003 for interests created after January 31, 2003 or on the company’s Consolidated Financial Statements for the year ended December 31, 2004 for interests created before February 1, 2003.

3.     Acquisitions

There were no acquisitions made by the company during 2004 or 2003.

2002

On August 8, 2002, the company acquired all of the outstanding common shares of Grove Investors, Inc. (Grove).  The results of Grove’s operations have been included in the Consolidated Statements of Operations since that date.  Grove is a leading provider of mobile telescopic cranes, truck-mounted cranes, boom trucks and aerial work platforms for the global market.  Grove’s products are used in a wide variety of applications by commercial and residential building contractors as well as by industrial, municipal, and military end users.  Grove’s products are marketed to independent equipment rental companies and directly to end users under the brand names Grove Crane, National Crane, Grove Manlift, and Delta.  During 2003 the company closed the Grove Manlift business and during 2004 the company sold the Delta subsidiary.  See Note 4. “Discontinued Operations,” for further information.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

August 8, 2002

Current assets	$313,044
Property, plant and equipment	116,734
Goodwill	64,068
Other intangible assets	45,000
Other long-term assets	15,366
Total assets acquired	554,212
Current liabilities, excluding current debt	130,794
Debt	202,420
Other long-term liabilities	145,559
Total liabilities assumed	478,773
Net assets acquired	$75,439

Total current assets of $313.0 million includes cash acquired of $13.8 million.  The purchase consideration paid in excess of the fair values of the assets acquired and liabilities assumed was allocated first to the identifiable intangible assets with the remaining excess accounted for as goodwill.  Based upon third party appraisal report received by the company and management estimates of identifiable intangible assets, the allocation was as follows:  $26.0 million to trademarks and tradenames with an indefinite life; $11.9 million to an in-place distributor network with an indefinite life; $7.1 million to patents with a weighted-average 10-year life; and the remaining $64.1 million to goodwill.  The $64.1 million of goodwill is included in the Crane segment’s long term assets.  None of this amount is deductible for tax purposes.  The company also obtained third party valuations of the fair value of inventory and property, plant and equipment acquired.  Based upon the appraisal reports of these assets and managements estimates, the company increased the value of inventory and property, plant and equipment by $3.3 million and $1.1 million, respectively.  The $3.3 million fair value adjustment to inventory was charged to cost of goods sold during the fourth quarter of 2002 as the related inventory items were sold.  The $1.1 million fair value adjustment to property, plant and equipment is being depreciated over the estimated remaining useful lives of the property, plant and equipment.

During 2003 the company completed the purchase accounting related to the Grove acquisition and recorded $30.2 million of purchase accounting adjustments to the August 8, 2002 Grove opening balance sheet.  The purchase accounting adjustments related to the following: $13.2 million to finalize the accounting for deferred income taxes related primarily to the non-U.S. Grove operations; $12.4 million for consolidation of the National Crane facility located in Nebraska to the Grove facility located in Pennsylvania (see further detail in Note 16, “Plant Consolidation and Restructuring”); $2.1 million, $0.5 million and $1.5 million for additional accounts receivable, inventory and warranty reserves, respectively; $0.9 million related to severance and other employee related costs for headcount reductions at the Grove facilities in Europe (see further detail in Note 16, “Plant Consolidation and Restructuring”); $2.0 million of curtailment gain as a result of the closing of the National Crane facility located in Nebraska (reduction of goodwill) (see further detail in Note 17, “Employee Benefit Plans”); and $1.6 million for other purchase accounting related items.

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

On April 8, 2002, the company purchased the remaining 50% interest in its joint venture Manitowoc Foodservice Europe S.r.l. (f/k/a Fabbrica Apparecchiature per la Praduzione del Ghiaccio Srl), a manufacturer of ice machines based in Italy.  The aggregate cash consideration paid by the company for the remaining interest was $3.4 million and resulted in $2.6 million of additional goodwill.  The $2.6 million of goodwill is included in the Foodservice segment and is not deductible for tax purposes.  During the second quarter of 2003 the company recorded $0.7 million of purchase accounting adjustments to the April 8, 2002 opening balance sheet.

The following unaudited pro forma financial information of the company and its subsidiaries for the year ended December 31, 2002, assumes the acquisitions made in 2002 occurred on January 1, 2002.

Pro Forma:	Unaudited 2002
Net sales	$1,690,513
Earnings from continuing operations before income taxes	$46,100
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$29,504
Net loss	$(32,648)

Basic earnings (loss) per share:
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$1.16
Net loss	$(1.30)

Diluted earnings (loss) per share:
Net earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$1.14
Net loss	$(1.27)

4.     Discontinued Operations

During the second quarter of 2004, the company completed the sale of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The company received $9.0 million for Delta and certain other assets of the company’s Aerial Work Platform (AWP) businesses.  As a result of the sale and additional reserves for the closures of the other AWP businesses, the company recorded a $1.5 million pre-tax gain ($1.2 million net of taxes).  This gain is recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.  Delta was acquired in August 2002 as part of the Grove acquisition.  During December 2003, the company completed plans to restructure its AWP businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dilingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  With the sale of Delta and the closure of the Liftlux and U.S. Manlift operations, the company no longer participates in the aerial work platform market, other than providing aftermarket parts and service support.  The sale of Delta, the closure of Liftlux and the discontinuation of the U.S. Manlift production represent discontinued operations under SFAS No. 144.  Results of these companies have been classified as discontinued to exclude the results from continuing operations.  In addition, during 2003 the company recorded a $13.7 million pre-tax ($11.1 million net of taxes) charge for the closure of the AWP businesses.  This charge includes the following: $4.9 million to write-off the goodwill related to the AWP businesses in accordance with SFAS No. 142; $3.5 million to record a reserve for the present value of future non-cancelable operating lease obligations; $3.1 million to write-down inventory to estimated realizable value; and $2.2 million for other closure costs.  The $13.7 million charge was recorded in loss on sale or closure of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

The following selected financial data of the AWP businesses for the years ended December 31, 2004, 2003 and 2002 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There were no general corporate expense or interest expense allocated to discontinued operations during the years ended December 31, 2004, 2003 or 2002.

	2004	2003	2002

Net sales	$14,761	$48,630	$27,527

Pretax loss from discontinued operations	$(2,726)	$(3,316)	$(2,501)
Pretax gain (loss) on sale or closure	1,499	(13,677)	—
Benefit for taxes on loss	(840)	(3,232)	(901)
Net loss from discontinued operations	$(387)	$(13,761)	$(1,600)

During the fourth quarter of 2003 the company terminated its distributor agreement with North Central Crane & Excavator Sales Corporation (North Central Crane), the company’s wholly-owned crane distributor.  The company entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.  The termination of the North Central Crane represents a discontinued operation under SFAS No. 144 as this was the company’s only wholly-owned domestic crane distributor. Results of this company have been classified as discontinued to exclude the results from continuing operations.  In connection with the closure, the company recorded a $1.1 million pre-tax ($0.9 million net of taxes) loss, primarily for a loss on sale of inventory to the new independent third party distributor.  The $1.1 million charge was recorded in loss on sale or closure of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

The following selected financial data of North Central Crane for the years ended December 31, 2004, 2003 and 2002 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no general corporate expense or interest expense allocated to discontinued operations during the years ended December 31, 2004, 2003 or 2002.

	2004	2003	2002

Net sales	$3,068	$22,407	$22,627

Pretax earnings (loss) from discontinued operations	$(366)	$249	$202
Pretax loss on closure	—	(1,051)	—
Provision (benefit) for taxes on income (loss)	(97)	(160)	73
Net earnings (loss) from discontinued operations	$(269)	$(642)	$129

On February 14, 2003, the company finalized the sale of Femco Machine Company, Inc. (Femco), the Crane segment’s crane and excavator aftermarket replacement parts and industrial repair business, to a group of private investors led by Femco management and its employees.  After the Grove acquisition, it was determined that Femco was not a core business to the Crane segment.  Cash proceeds from the sale of Femco were approximately $7.0 million, which included $0.4 million of cash received by the company for post-closing adjustments, and resulted in a gain on sale of approximately $0.4 million ($0.3 million net of tax).  The disposition of Femco represents a discontinued operation under SFAS No. 144.  Results of Femco have been classified as discontinued to exclude the results from continuing operations.  During December 2002, the company recorded a $3.4 million ($2.1 million net of tax) charge related to the decision to divest Femco.  Of this charge, $2.2 million related to recording the net assets of Femco at estimated fair value less cost to sell.  In addition, the company performed an impairment analysis of the Femco goodwill in accordance with SFAS No. 142, and determined that the entire $1.2 million of goodwill related to Femco was impaired.  The $3.4 million charge was recorded in loss on sale or closure of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

The following selected financial data of Femco for the period from January 1, 2003, through February 14, 2003, and the year ended December 31, 2002 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no general corporate expense or interest expense allocated to discontinued operations during the years ended December 31, 2003 or 2002.  There were no operating activities related to Femco for the year ended December 31, 2004.

	2003	2002

Net sales	$2,178	$19,368

Pretax earnings from discontinued operations	$47	$1,176
Pretax gain (loss) on sale	439	(3,405)
Provision (benefit) for taxes on income (loss)	165	(803)
Net earnings (loss) from discontinued operations	$321	$(1,426)

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

Cash proceeds from the sale of Manitowoc Boom Trucks, a business in the Crane segment, were approximately $13.2 million, subject to post-closing adjustments, and resulted in a loss on sale of approximately $32.9 million ($23.3 million net of tax) in the fourth quarter of 2002.  The disposition represents a discontinued operation under SFAS No. 144.  Accordingly, results of Manitowoc Boom Trucks have been classified as discontinued for the year ended December 31, 2002.  The $32.9 million charge was recorded in loss on sale or closure of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

During the third quarter of 2003, the company and Quantum agreed to the final post-closing adjustment for the sale of Manitowoc Boom Trucks.  The agreement resulted in the company paying $4.7 million to Quantum during 2003.  This payment was largely the result of reduction in working capital of Manitowoc Boom Trucks from September 30, 2002 to December 31, 2002 for which the company already received the cash.  The agreement resulted in the company recording an additional charge for the sale of Manitowoc Boom Trucks of approximately $0.6 million ($0.4 million net of tax) during 2003.  This charge is recorded in loss on sale or closure of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

The following selected financial data of Manitowoc Boom Trucks for the years ended December 31, 2003 and 2002 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations during the years ended December 31, 2003 or 2002.  There were no operating activities related to Manitowoc Boom Trucks for the year ended December 31, 2004.

	2003	2002

Net sales	$—	$44,169

Pretax earnings (loss) from discontinued operations	$—	$1,286
Pretax loss on disposal	(584)	(32,905)
Benefit for taxes on income (loss)	(179)	(9,164)
Net loss from discontinued operations	$(405)	$(22,455)

5.     Inventories

The components of inventories at December 31 are summarized as follows:

	2004	2003
Inventories - gross:
Raw materials	$111,400	$89,851
Work-in-process	87,825	81,378
Finished goods	144,480	120,565
Total	343,705	291,794
Less excess and obsolete inventory reserve	(38,132)	(40,299)
Net inventories at FIFO cost	305,573	251,495
Less excess of FIFO costs over LIFO value	(18,537)	(18,618)
Inventories - net	$287,036	$232,877

6.     Property, Plant and Equipment

The components of property, plant and equipment at December 31 are summarized as follows:

	2004	2003

Land	$37,736	$43,414
Building and improvements	176,222	178,473
Drydocks and dock fronts	19,935	23,905
Machinery, equipment and tooling	230,675	224,931
Furniture and fixtures	27,647	24,985
Computer hardware and software	32,545	38,998
Rental cranes	165,320	122,682
Construction in progress	16,441	4,998
Total cost	706,521	662,386
Less accumulated depreciation	(348,953)	(327,768)
Property, plant and equipment-net	$357,568	$334,618

7.     Goodwill and Other Intangible Assets

Effective January 1, 2002, the company adopted SFAS No. 142.  This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach.  Upon adoption of SFAS No. 142, the company recorded a transitional goodwill impairment charge as of January 1, 2002 of $51.0 million ($36.8 million net of income taxes) which is reflected as a cumulative effect of accounting change in the Consolidated Statement of Operations.  This charge relates to the company’s reporting units as follows: Beverage Group (Foodservice) $33.1 million and Manitowoc Boom Trucks (Crane) $17.9 million.  The charge was based on current economic conditions in these industries.  This transitional impairment charge resulted from the application of the new impairment methodology introduced by SFAS No. 142.  Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002.

During the fourth quarter of 2002, when the company finalized its decision to divest of Femco, an impairment analysis of goodwill was performed in accordance with SFAS No. 142.  As a result, the company recorded an additional goodwill impairment charge of $1.2 million.  The impairment charge related to Femco is reflected in loss on sale or closure of discontinued operations, net of income taxes in the Consolidated Statement of Operations.

During the second quarter of 2003 the company completed its annual impairment analysis of goodwill and other intangible assets in accordance with SFAS No. 142.  As a result, the company recorded a goodwill impairment charge of $4.9 million.  This charge related to the company’s AWP reporting unit, a reporting unit in the company’s Crane segment.  The charge was based on current economic conditions in this reporting unit.  The impairment charge related to AWP is reflected in loss on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2004 and 2003, were as follows:

	Cranes	Foodservice	Marine	Total

Balance as of January 1, 2003	$162,157	$185,808	$47,417	$395,382
Grove purchase accounting, net	30,173	—	—	30,173
Manitowoc Foodservice Europe purchase accounting, net	—	678	—	678
Potain purchase accounting, net	(1,021)	—	—	(1,021)
Impairment charge AWP	(4,900)	—	—	(4,900)
Foreign currency impact	18,613	—	—	18,613
Balance as of December 31, 2003	205,022	186,486	47,417	438,925
Tax adjustment related to purchase accounting	950	(360)	—	590
Foreign currency impact	12,353	—	—	12,353
Balance as of December 31, 2004	$218,325	$186,126	$47,417	$451,868

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill, all as a result of the Potain and Grove acquisitions, were as follows as of December 31, 2004 and 2003.

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$99,224	$—	$99,224	$94,800	$—	$94,800
Patents	30,899	(5,542)	25,357	28,843	(3,383)	25,460
Engineering drawings	11,053	(2,519)	8,534	10,253	(1,537)	8,716
Distribution network	21,227	—	21,227	20,280	—	20,280
	$162,403	$(8,061)	$154,342	$154,176	$(4,920)	$149,256

Amortization expense recorded for the other intangible assets for the years ended December 31, 2004, 2003 and 2002 was $3.1 million, $2.9 million and $2.0 million, respectively.  Estimated amortization expense for the five years beginning in 2005 is estimated to be approximately $3.1 million per year.

8.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 are summarized as follows:

	2004	2003
Trade accounts and interest payable	$275,200	$219,332
Employee related expenses	58,191	53,991
Income taxes payable	24,340	5,843
Profit sharing and incentives	22,125	11,459
Customer progress payments	2,296	14,664
Restructuring reserves	9,088	27,216
Unremitted cash liability	18,454	16,648
Deferred revenue - current	41,562	34,920
Miscellaneous accrued expenses	62,248	70,321
	$513,504	$454,394

9. Debt

Debt at December 31 is summarized as follows:

	2004	2003
Senior credit facility:
Term loan B	$—	$17,710
Revolving credit facility	—	—
Senior subordinated notes due 2011 (175 million Euro)	238,315	217,682
Senior subordinated notes due 2012	175,000	175,000
Senior notes due 2013	150,000	150,000
Industrial revenue bond	—	2,900
Fair value of interest rate swaps	2,815	(752)
Other	17,711	29,760
Total debt	583,841	592,300
Less current portion and short-term borrowings	(71,605)	(25,216)
Long-term debt	$512,236	$567,084

In May 2001, the company entered into a $475 million Senior Credit Facility (Senior Credit Facility) maturing in May 2007.  The Senior Credit Facility is comprised of a $175 million Term Loan A Facility, a $175 million Term Loan B Facility and a $125 million Revolving Credit Facility.  As a result of scheduled payments and prepayments made since 2001, the company had no amounts outstanding under its Term Loan A Facility or Term Loan B Facility as of December 31, 2004 and the company had no amount outstanding under the Revolving Credit Facility as of December 31, 2004 or 2003.  Substantially all domestic, tangible and intangible assets of the company and its subsidiaries are pledged as collateral under the Senior Credit Facility.

Borrowings under the Senior Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio, as defined by the Senior Credit Facility.  The annual commitment fee in effect on the unused portion of the company’s Revolving Credit Facility was 0.5% at December 31, 2004.  The company had $92.2 million of unused availability under the terms of its Revolving Credit Facility at December 31, 2004 due to the impact on this borrowing availability of $32.8 million of outstanding letters of credit.

To help finance the Potain acquisition in May 2001, the company issued 175 million Euro (approximately $238.3 million at December 31, 2004 exchange rates) of 10 3/8% Senior Subordinated Notes due May 2011 (Senior Subordinated Notes due 2011).  The Senior Subordinated Notes due 2011 are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, rank equal to the company’s Senior Subordinated Notes due 2012 (see below), and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 20, “Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013”).  Interest on the Senior Subordinated Notes due 2011 is payable semiannually in May and November of each year.  The Senior Subordinated Notes due 2011 can be redeemed in whole or in part by the company for a premium after May 15, 2006.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Subordinated Notes due 2011 during the 12-month period commencing on May 15 of the year set forth below:

Year	Percentage
2006	105.188%
2007	103.458%
2008	101.729%
2009 and thereafter	100.000%

As part of the Grove acquisition in August 2002, the company issued $175 million of 10 ½% Senior Subordinated Notes due August 2012 (Senior Subordinated Notes due 2012).  The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company and rank equal to the company’s Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 20, “Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013”).  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year.  The Senior Subordinated Notes due 2012 can be redeemed by the company in whole or in part for a premium on or after August 1, 2007.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Subordinated Notes due 2012 during the 12-month period commencing on August 1 of the year set forth below:

Year	Percentage
2007	105.250%
2008	103.500%
2009	101.750%
2010 and thereafter	100.000%

In addition, the company may redeem for a premium (110.5% of the face amount of the notes, plus interest), at any time prior to August 1, 2005, up to 35% of the face amount of the Senior Subordinated Notes due 2012 with the proceeds from one or more public equity offerings.  During the fourth quarter of 2004, the company issued approximately 3.0 million shares of its common stock at an offering price of $36.25.  A portion of the net proceeds received from this offering will be used to redeem 35% of the Senior Subordinated Notes due 2012.  As a result, the company has classified approximately $61.3 million of the Senior Subordinated notes due 2012 as current debt. The redemption was completed on January 10, 2005.  See Note 12. “Stockholders’ Equity” for further information regarding the common stock offering.

On November 6, 2003, the company completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013).  The Senior Notes due 2013 are unsecured senior obligations ranking prior to the company’s Senior Subordinated Notes due 2011 and the Senior Subordinated Notes due 2012.  The company’s collateralized senior indebtedness, including indebtedness under its Senior Credit Facility, ranks equally with the Senior Notes due 2013 except that the Senior Credit Facility is collateralized by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 20, “Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013”).  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year.  The Senior Notes due 2013 can be redeemed by the company in whole or in part for a premium on or after November 1, 2008.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Notes due 2013 during the 12-month period commencing on November 1 of the year set forth below:

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

During 2004, the company recorded a loss of $1.0 million ($0.8 million net of income taxes) related to the prepayment of the Term Loan B facility.  During 2003, the company recorded a loss of $7.3 million ($4.7 million net of income taxes) related to the prepayment of the Term Loan A facility and partial prepayment of the Term Loan B facility.  These losses related to the write-off of unamortized financing fees and unwinding of the company’s floating-to-fixed interest rate swap.  The losses were recorded as loss on debt extinguishment in the Consolidated Statements of Operations.

The Senior Credit Facility, Senior Notes due 2013 and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the Senior Credit Facility are more restrictive than those of the Senior Notes due 2013 and Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, the Senior Credit Facility covenants require us to meet specified financial tests, which include various debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratios which became more restrictive over time.  These covenants also limited the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures.  The Senior Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Senior Credit Facility.  The company was in compliance with all covenants as of December 31, 2004, and based upon our current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12-month period.

The industrial revenue bond related to the company’s obligation on a property located in Indiana.  This bond was fully paid by the company during 2004.

As of December 31, 2004, the company also had outstanding $17.7 million of other indebtedness with a weighted-average interest rate of 6.25%.  This debt includes $6.7 million of outstanding bank overdrafts in China, $2.3 million of bank overdrafts in Europe, $8.6 million of capital lease obligations in Europe, and $0.1 million of other miscellaneous debt.

As of December 31, 2004, the company had five fixed-to-floating rate swap contracts which effectively converted $221.4 million of its fixed rate Senior and Senior Subordinated Notes to variable rate debt.  These contracts are considered to be a hedge against changes in the fair value of the fixed rate debt obligation.  Accordingly, the interest rate swap contracts are reflected at fair value in the company’s Consolidated Balance Sheet as an asset of $2.8 million as of December 31, 2004.  Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged.  Changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statement of Operations.  The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the years ended December 31, 2004, 2003 and 2002.  The fair value of these contracts, which represents the cost to settle these contracts, approximated a gain of $2.8 million at December 31, 2004.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

2005	$71,605
2006	1,342
2007	1,287
2008	1,175
2009	1,080
Thereafter	507,352
$583,841

The company participates in an accounts receivable factoring arrangement with a bank.  The company factored $241.3 million and $220.1 million in accounts receivable to the bank under this arrangement during 2004 and 2003, respectively.  According to the Senior Credit Facility, the maximum amount of accounts receivable that can be outstanding at any one time under this arrangement, net of amounts collected from customers, is $45.0 million.  The company’s contingent factoring liability, net of cash collected from customers, was $39.4 million and $22.4 million at December 31, 2004 and 2003, respectively.  The cash flow impact of this arrangement is reported as cash flows from operations in the Consolidated Statement of Cash Flows.  Under this arrangement, the company is required to purchase from the bank the first $1.0 million and amounts greater than $1.5 million of the aggregate uncollected receivables during a 12-month period.

10.  Income Taxes

Income tax expense for continuing operations before discontinued operations and cumulative effect of accounting change is summarized below:

	2004	2003	2002
Earnings from continuing operations before income taxes:
Domestic	$22,826	$795	$40,686
Foreign	26,303	21,200	24,393
Total	$49,129	$21,995	$65,079

The provision for taxes on earnings from continuing operations for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current:
Federal	$592	$(11,089)	$8,439
State	(4,436)	380	4,383
Foreign	(458)	8,434	(1,906)
Total current	(4,302)	(2,275)	10,916
Deferred:
Federal and state	9,489	10,810	7,034
Foreign	4,148	(4,576)	5,479
Total deferred	13,637	6,234	12,513
Provision for taxes on earnings	$9,335	$3,959	$23,429

The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2004, 2003 and 2002 as follows:

	2004	2003	2002
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income tax (benefit)	(5.6)	(5.0)	0.8
Non-deductible book intangible asset amortization	0.5	(0.1)	—
Tax exempt export or FSC income	(1.9)	(1.8)	(0.9)
Taxes on foreign income which differ from the U.S. statutory rate	(10.0)	(9.9)	0.7
Accrual adjustment	1.2	0.2	0.2
Other items	(0.2)	(0.4)	0.2
Provision for taxes on earnings	19.0%	18.0%	36.0%

In 2004 and 2003, the effective tax rate from continuing operations differs from the statutory rate primarily due to the impact of certain global tax planning initiatives and fixed permanent book-tax differences.  This significantly affected the effective rate on both the state income tax benefit and provision for tax on foreign income.

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations.  A summary of the deferred income tax accounts at December 31 is as follows:

	2004	2003
Current deferred assets:
Inventories	$7,389	$7,099
Accounts receivable	5,736	11,257
Product warranty reserves	7,320	11,725
Product liability reserves	13,830	5,486
Other employee-related benefits and allowances	7,252	7,972
Net operating losses carryforwards, current portion	635	7,128
Refundable foreign taxes	—	2,069
Deferred revenue, current portion	(504)	8,576
Other reserves and allowances	19,305	10,469
Future income tax benefits, current	$60,963	$71,781

Non-current deferred assets (liabilities)
Property, plant and equipment	$(31,548)	$(40,634)
Intangible assets	(3,748)	(1,210)
Postretirement benefits other than pensions	28,472	31,933
Deferred employee benefits	10,468	5,366
Severance benefits	1,513	5,380
Product warranty reserves	1,277	3,284
Refundable foreign taxes	4,582	—
Net operating loss carryforwards	43,262	24,429
Deferred revenue	(1,535)	6,937
Other	(1,181)	564
Total non-current deferred asset	51,562	36,049
Less valuation allowance	(3,072)	(1,558)
Net future tax benefits, non-current	$48,490	$34,491

The company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States.  Accordingly, the company does not currently provide for additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries.  Undistributable earnings from continuing operations on which additional income taxes have not been provided amounted to approximately $69.9 million at December 31, 2004.  If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $24.5 million would have been necessary as of December 31, 2004.

On October 22, 2004 the President signed into law the American Jobs Creation Act of 2004 (the “Act”).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations; currently there are a number of uncertainties as to how to interpret numerous provisions in the Act.  As such, the company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S.  The company expects to complete its evaluation of the effects of the repatriation provision following the publication of the additional clarifying language.

As of December 31, 2004, the company has approximately $181.0 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire beginning 2007 through 2024.  The company has approximately $10.3 million of federal net operating loss carryforwards available to reduce federal taxable income.  The federal net operating loss carryforwards expire beginning in 2016.  The company also has approximately $121.5 million of foreign net operating loss carryforwards, which are available to reduce income in certain foreign jurisdictions.  These foreign loss carryforwards generally have no expiration under current foreign local law.  The valuation allowance represents a reserve for acquired foreign operating loss carryforwards for which realization is not “more likely than not.”

11.  Earnings Per Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	2004	2003	2002
Basic weighted average common shares outstanding	26,900,630	26,575,450	25,192,562
Effect of dilutive securities - stock options and restricted stock	476,550	127,402	589,239
Diluted weighted average common shares outstanding	27,377,180	26,702,852	25,781,801

For the year ended December 31, 2004, 2003 and 2002, 0.2 million, 1.3 million, and 0.3 million, respectively, common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings (loss) per share.

12.  Stockholders’ Equity

Authorized capitalization consists of 75 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.  Pursuant to a Rights Agreement dated August 5, 1996, as amended, each common share carries with it four-ninths of a right to purchase additional stock (a Right).  The Rights are not currently exercisable and cannot be separated from the shares unless certain specified events occur, including the acquisition of 20% or more of the company’s common stock.  In the event a person or group actually acquires 20% or more of the common stock, or if the company is merged with an acquiring person, subject to approval by the board of directors, each full Right permits the holder to purchase one share of common stock for $100.  The Rights expire on September 18, 2006, and may be redeemed by the company for $0.01 per Right (in cash or stock) under certain circumstances.

The amount and timing of the annual dividend is determined by the board of directors at its regular meetings each year.  In December 2004, 2003 and 2002, the company paid a cash dividend to shareholders of $0.28 per share of common stock.  At its February 2005 meeting, the board of directors approved changing to a quarterly dividend beginning in the first quarter of 2005.  At this time the board of directors approved a first quarter 2005 dividend of $0.07 per share of common stock.

Currently, the company has authorization to purchase up to 2.5 million shares of common stock at management’s discretion.  As of December 31, 2004, the company had purchased approximately 1.9 million shares at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2004, 2003 or 2002.

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

As discussed in Note 9, “Debt,” in December 2004, the company sold, pursuant to an underwritten public offering, approximately 3.0 million shares of its common stock at a price of $36.25 per share.  Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million.  In addition to underwriting discounts and commissions, the company incurred approximately $0.8 million of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. The company used a portion of the proceeds to redeem approximately $61.3 million of the Senior Subordinated Notes due 2012 and to pay the premium to the note holders of $6.4 million.  The company will use the balance of the proceeds for general corporate purposes.

On January 10, 2005, the company completed the redemption of $61.3 million of the Senior Subordinated Notes due 2012.  As a result of this redemption, the company incurred a charge of approximately $8.3 million for the early extinguishment of debt related to the premium paid to the note holders of $6.4 million, and the partial write-off of debt issuance costs related to the debt retired of $1.9 million.

13.  Stock Options

The company maintains the following stock plans:

The Manitowoc Company, Inc. 1995 Stock Plan, for the granting of stock options as an incentive to certain employees.  Under this plan, stock options to acquire up to 2.5 million shares of common stock, in the aggregate, may be granted under the time-vesting formula at an exercise price equal to the market price of the common stock at the date of grant.  The options become exercisable in equal 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  As of December 31, 2004, there were no options under The Manitowoc Company, Inc. 1995 Stock Plan available for granting.

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan (2003 Stock Plan) provides for both short-term and long-term incentive awards for employees.  Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, or performance share awards.  The total number of shares of the company’s common stock available for awards under the 2003 Stock Plan is 3.0 million shares subject to adjustments for stock splits, stock dividends and certain other transactions or events.  Options under this plan are exercisable at such times and subject to such conditions as the compensation committee should determine.  Options granted under the plan to date become exercisable in equal 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  As of December 31, 2004, there were approximately 3.0 million options under the 2003 Stock Plan available for granting.

The Manitowoc Company, Inc. Non-Employee Director 1999 Stock Plan, for the granting of stock options to non-employee members of the board of directors.  Under this plan, stock options to acquire up to 0.187 million shares of common stock, in the aggregate, may be granted under the time-vesting formula at an exercise price equal to the market price of the common stock at the date of grant.  For the 1999 Stock Plan, the options become exercisable in equal 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  During 2004, this plan was frozen and replaced with the 2004 Director Stock Plan.  As of December 31, 2004, there are no options under The Manitowoc Company, Inc. Non-Employee Director 1999 Stock Plan available for granting.

The 2004 Non-Employee Director Stock and Awards Plan (2004 Stock Plan) was approved by the shareholders of the company during the 2004 annual meeting and it replaces The Manitowoc Company, Inc. Non-Employee Director 1999 Stock Plan.  Stock-based awards may take the form of stock options, restricted stock, or restricted stock units.  The total number of shares of the company’s common stock available for awards under the 2004 Stock Plan is 0.225 million, subject to adjustments for stock splits, stock dividends, and certain other transactions and events.  As of December 31, 2004, there were approximately 0.222 million options under the 2004 Stock Plan available for granting.

With the acquisition of Grove, the company inherited the Grove Investors, Inc. 2001 Stock Incentive Plan.  As discussed above, the company converted the outstanding Grove stock options under the Grove Investors, Inc. 2001 Stock Incentive plan to Manitowoc stock options at the date of acquisition.  No future stock options may be granted under this plan.  Under this plan, after the conversion of Grove stock options to Manitowoc stock options, stock options to acquire 0.1 million shares of common stock of the company were outstanding.  These options are fully vested and expire on September 25, 2011.  No additional options may be granted under the Grove Investors, Inc. 2001 Stock Incentive Plan.

Stock option transactions under these plans for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

	Shares 2004	Weighted Average Exercise Price 2004	Shares 2003	Weighted Average Exercise Price 2003	Shares 2002	Weighted Average Exercise Price 2002
Options outstanding, beginning of year	2,147,166	$24.25	2,189,518	$25.04	1,273,855	$22.19
Options granted	212,000	30.82	185,900	19.20	965,565	28.45
Options exchanged in Grove acquisition	—	—	—	—	113,921	18.30
Options exercised	(334,925)	20.45	(16,656)	25.90	(114,548)	20.02
Options forfeited and/or expired	(37,030)	25.15	(211,596)	25.60	(49,275)	29.59
Options outstanding, end of year	1,987,211	$25.51	2,147,166	$24.25	2,189,518	$25.04
Options exercisable, end of year	820,725	$24.59	683,618	$22.47	484,965	$22.76

The outstanding stock options at December 31, 2004, have a range of exercise prices of $9.93 to $40.39 per option.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2004:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 9.93 - $12.12	11,329	0.3	$9.93	11,329	$9.93
$ 16.16 - $20.20	536,068	6.1	19.17	266,693	19.09
$ 20.21 - $24.23	18,750	7.8	24.08	—	—
$ 24.24 - $28.27	847,926	6.8	25.29	349,729	25.36
$ 28.28 - $32.31	330,588	6.6	30.03	126,688	30.05
$ 32.32 - $36.35	226,550	6.9	34.71	66,036	34.63
$ 36.36 - $40.39	16,000	9.8	38.17	250	40.39
	1,987,211	6.6	$25.51	820,725	$24.59

The weighted-average fair value at date of grant for options granted during 2004, 2003 and 2002 was $12.70, $16.12 and $14.16 per option, respectively.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected life (years)	7	7	7
Risk-free interest rate	4.5%	3.3%	3.5%
Expected volatility	39.0%	35.0%	34.3%
Expected dividend yield	1.1%	1.1%	1.1%

During February 2002, the company issued a total of 24 thousand shares of restricted stock with a fair market value of $33.99 at the date of grant to certain employees.  The restricted shares are actual shares of company stock that cannot be sold or otherwise transferred during a specified vesting period from the date of issuance.  The restrictions on transfer lapse evenly over a three-year period, provided the employee continues in active service at the company during this period.  As the restrictions lapse, the employee will own the shares outright without any investment, except the payment of applicable federal, state and local withholding taxes.  At the date of grant the company recorded $0.8 million of unearned compensation in stockholders’ equity.  This amount is being recognized as compensation expense over the three year vesting period.  During 2004, 2003 and 2002, the company recognized $0.3 million, $0.3 million and $0.2 million, respectively, of compensation expense related to the restricted stock awards.

14.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of cost for this site are not yet final.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter.  The amounts the company has spent each year through December 31, 2004 to comply with its portion of the cleanup costs have not been material.  Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at December 31, 2004, is $0.6 million.  Based on the size of the company’s current allocation of liability at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial conditions results of operations, or cash flows.

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

As of December 31, 2004, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited with the acquisition of Grove Investors, Inc. in 2002 for cranes manufactured in the United States for occurrences from 2000 through October 2002.  As of December 31, 2004, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2004, were $29.7 million; $7.4 million reserved specifically for cases and $22.3 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2004 and 2003, the company had reserved $46.5 million and $41.7 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of the company’s historical experience.  Presently, there are no reliable methods to estimate the amount of any such potential changes.

We are involved in numerous lawsuits involving asbestos-related claims in which the company is one of numerous defendants.  After taking into consideration legal counsel’s evaluation of such actions, the current political environment with respect to asbestos related claims, and the liabilities accrued with respect to such matters, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the financial condition, results of operations and cash flows of the company.

The company is also involved in various other legal actions arising in the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on its financial condition, results of operations and cash flows.

Currently, the company is in negotiations with one of its major Marine customers due to cost overruns from change orders on a contract.  The company estimates its overruns could affect profitability by approximately $10.0 million.  The company has assumed this recovery in accounting for this long-term contract, as it believes that the claim will result in additional contract revenue and the amount can be reliably estimated.  If negotiations are unsuccessful, the impact on the company’s Consolidated Statement of Operations in a future period could be material.

During the first quarter of 2004, the company reached a settlement agreement with a third party and recorded a $2.3 million gain, net of legal and settlement costs, in other income (expense) in the Consolidated Statements of Operations.

At December 31, 2004, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $32.8 million primarily related to business in the Marine segment.

15.  Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and other non-

current liabilities at December 31, 2004 and 2003 was $124.1 million and $75.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2004 was $121.3 million.  This amount is not reduced for amounts the company may recover from repossessing and subsequent resale of the units.

The residual value guarantees and buyback commitments expire at various times through 2009.

During 2004, the company sold $25.8 million of its long term notes receivable to third party financing companies.  During the year the customer has paid $2.6 million of the notes to the third party financing companies.  The company fully guarantees collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in other non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2004.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as proceeds from notes financing in the Consolidated Statement of Cash Flows for the year ended December 31, 2004.

The company also has an accounts receivable factoring arrangement with a bank.  Under this arrangement, the company is required to repurchase from the bank the first $1.0 million and amounts greater than $1.5 million of the aggregate uncollected receivables during a twelve-month period.  The company’s contingent factoring liability, net of cash collected from customers was $39.4 million and $22.4 million at December 31, 2004 and 2003, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the years ended December 31, 2004 and 2003.

	2004	2003
Balance at December 31,	$41,770	$38,514
Accruals for warranties issued	29,368	22,901
Settlements made (in cash or in kind)	(26,186)	(23,759)
Grove purchase accounting adjustment	—	1,509
Currency translation	1,557	2,605
Balance at December 31,	$46,509	$41,770

16.  Plant Consolidation and Restructuring

On January 1, 2003, the company adopted SFAS No. 146, “ Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 requires that a liability for certain costs associated with an exit or disposal activity be recognized when the liability is incurred.

During 2004, the company incurred approximately $1.3 million of restructuring costs related primarily to the consolidation of its European crane facilities under programs implemented in 2003 and closure of its European ice machine business.  As of December 31, 2004, no reserves remain related to these particular restructuring activities. These charges have been included in plant consolidation and restructuring costs in the Consolidated Statement of Operations for the year ended December 31, 2004.

During 2003, the company incurred approximately $10.1 million of restructuring costs related to the following items: (i) write down of Multiplex facility and land ($0.3 million) (see discussion below); (ii) closure of European ice machine business ($0.7 million); (iii) write-down of certain property, plant and equipment to estimated fair market value less cost to sell which is designated as held for sale ($3.5 million); (iv) consolidation of certain crane facilities ($5.5 million); and (v) other restructuring activities ($0.1 million).  As of December 31, 2004, no reserves remain related to these particular restructuring activities. These charges have been included in plant consolidation and restructuring costs in the Consolidated Statement of Operations for the year ended December 31, 2003.

During 2003, the company completed its plan to close its European ice machine manufacturer.  The company will produce these machines from its ice factory in China.  Under SFAS No.146, the company did not record any charge for its decision to close this facility, as no liabilities were incurred.  Rather, the company has recorded the charges in the Consolidated Statement of Operations as they are incurred.  These charges include $0.5 in 2004 and $0.7 million in 2003.

During 2003 the company completed its plans to consolidate the National Crane Corporation (National Crane) facility located in Nebraska to the Grove U.S. LLC facility located in Pennsylvania (Grove facility).  As a result, the company recorded a $12.4 million charge in the opening balance sheet of Grove Investors, Inc. (Grove).  The actions to consolidate the National Crane facility with the Grove facility were taken in an effort to streamline the company’s cost structure and utilize available capacity at the Grove facility.  The charge included $3.7 million related to severance and other employee related costs for workforce reductions.  Approximately 290 hourly and salaried positions were eliminated with the consolidation. The charge also included $6.8 million to write-down the National Crane facility and land to estimated fair market value less cost to sell, to prepare the facility for sale and to write-down certain machinery and equipment which was not relocated to the Grove facility.  In addition, the company recorded reserves of $1.2 million to write-off inventory which was acquired in the Grove acquisition and was not relocated, and $0.7 million for other consolidation costs.  Of the $12.4 million recorded for the consolidation of the National Crane facility, approximately $6.2 million were non-cash-related charges.  The majority of the cash related portion of the restructuring reserve has been used as of December 31, 2004.  In addition to the charge recorded in the opening balance sheet of Grove, the company recorded a charge of $5.5 million in the Consolidated Statement of Operations in 2003 for the consolidation of the National Crane facility, as discussed above.

During 2002, the company incurred approximately $11.6 million of restructuring costs related to the following items: (i) closure of Multiplex facility and land ($3.9 million); and consolidation of certain facilities and head count reductions in the crane segment ($7.7 million).  As of December 31, 2004, no reserves remain related to these restructuring activities. These charges have been included in plant consolidation and restructuring costs in the Consolidated Statement of Operations for the year ended December 31, 2002.

During 2002, the company recorded a pre-tax restructuring charge of $3.9 million in connection with the consolidation of its Multiplex operations into other of its Foodservice operations.  These actions were taken in an effort to streamline the company’s cost structure and utilize available capacity.  The charge included $2.8 million to write-down the facility and land, which were held for sale, to estimated fair market value less cost to sell, $0.7 million related to the write-down of certain equipment, and $0.4 million related to severance and other employee related costs.  The entire charge was paid or used by December 31, 2002.  During the fourth quarter of 2003, the company recorded an additional charge related to the Multiplex facility and land of $0.3 million.  This charge was recorded in plant consolidation and restructuring costs in the Consolidated Statement of Operations for the year ended December 31, 2003.  During the first quarter of 2004, the company completed the sale of the building and land.  The company received proceeds of $2.7 million from the sale.

During 2002, the company completed certain integration activities related to the Grove acquisition and other restructuring activities in the Crane segment.  The total amount recognized by the company for these integration and restructuring activities was $12.1 million.  Of this amount $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during 2002.  These actions were taken in an effort to achieve reductions in operating costs, integrate and consolidate certain operations and functions within the segment and to utilize available capacity.

The $4.4 million recorded in Grove’s opening balance sheet related to severance and other employee related costs for headcount reductions at various Grove facilities.  The $7.7 million charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc and Potain facilities, $2.7 million related to the write-down of certain property, plant and equipment, and $1.0 million related to lease termination costs.  In total, approximately 600 hourly and salaried positions were eliminated and four facilities were consolidated into other Crane operations.  To date, the company has used approximately $9.2 million of the total $12.1 million reserve which includes $2.7 million non-cash write-down of property, plant and equipment, and $6.5 million cash paid to employees for severance.  The remaining $2.9 million reserve is recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet and will be used by the company during the remainder of 2004.

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

17. Employee Benefit Plans

Savings and Investment Plans The company sponsors a defined contribution savings plan that allows substantially all domestic employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specific guidelines.  The plan requires the company to match 100% of the participants’ contributions up to 3% and match an additional 50% of the participants’ contributions between 3% to a maximum of 6% of the participants’ compensation.  The company also provides retirement benefits through noncontributory deferred profit sharing plans covering substantially all employees.  Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $13.8 million, $7.6 million and $5.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Pension, Postretirement Health and Other Benefit Plans With the acquisitions the company has completed since 2000, the company has assumed several U.S. and Non-U.S. defined benefit pension plans and two additional postretirement health plans. Prior to these acquisitions the company did not have any defined benefit pension plans, rather the company provided retirement benefits through noncontributory deferred profit sharing plans.  Since the acquisition, the company has frozen all of the US plans and has consolidated several of these plans into one plan.

As a result of the above, the company provides certain pension, health care and death benefits for eligible retirees and their dependents.  The pension benefits are funded, while the health care and death benefits are not funded but are paid as incurred.  Eligibility for coverage is based on meeting certain years of service and retirement qualifications.  These benefits may be subject to deductibles, co-payment provisions, and other limitations.  The company has reserved the right to modify these benefits.

In the fourth quarter of 2003, the company eliminated certain future postretirement medical benefits for participating employees in the company’s postretirement medical plans.  This amendment resulted in a curtailment gain of $12.9 million being recorded by the company in the Consolidated Statement of Operations.  See further discussion below.

The tables that follow contain the components of the periodic benefit costs for 2004, 2003 and 2002, respectively, the reconciliation of changes in the benefit obligations, the changes in plan assets and the funded status as of December 31, 2004 and 2003, the company’s asset allocation as of December 31, 2003 and 2002, the estimated contributions, and the accumulated benefit obligation for all pension plans as of December 31, 2004.  Period benefit cost of assumed plans through acquisition is recognized in the Consolidated Statement of Operations from the date of acquisition.

The components of period benefit costs for the years ended December 31, 2004, 2003 and 2002 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Health and Other
	2004	2003	2002	2004	2003	2002	2004	2003	2002

Service cost - benefits earned during the year	$—	$448	$1,026	$1,286	$1,274	$719	$744	$1,583	$1,037
Interest cost of projected benefit obligation	6,327	6,259	3,259	3,988	3,356	1,581	3,032	5,303	3,226
Expected return on assets	(6,097)	(5,092)	(2,877)	(2,866)	(2,134)	(914)	—	—	—
Amortization of transition obligation	10	10	10	—	—	—	—	—	16
Amortization of prior service cost	2	2	2	—	—	—	—	—	—
Amortization of actuarial net (gain) loss	73	92	173	(65)	(39)	(49)	64	362	417
Settlement gain recognized	—	—	—	(112)	—	—	—	—	—
Net periodic benefit cost	$315	$1,719	$1,593	$2,231	$2,457	$1,337	$3,840	$7,248	$4,696
Weighted average assumptions:-
Discount rate	6.25%	6.75%	7.75%	5.25%	5.75%	3.75%	6.25%	6.75%	7.24%
Expected return on plan assets	8.50%	9.00%	9.00%	5.25%	5.50%	5.50%	N/A	N/A	N/A
Rate of compensation increase	N/A %	4.00%	4.00%	3.50%	3.00%	3.00%	N/A	N/A	N/A

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2004 and 2003.

	U.S. Pension Plans		Non-U.S. Pension Plans		Postretirement Health and Other
	2004	2003	2004	2003	2004	2003
Change in Benefit Obligation
Benefit obligation, beginning of year	$103,331	$94,715	$72,478	$62,598	$55,836	$78,677
Service cost	—	448	1,286	1,274	744	1,583
Interest cost	6,327	6,259	3,988	3,356	3,032	5,303
Divestitures	—	—	—	—	—	(381)
Participant contributions	—	—	119	129	2,567	1,614
Actuarial (gain) loss	8,265	7,945	2,131	(158)	4,717	5,903
Plan amendments	—	—	(398)	—	—	—
Currency translation adjustment	—	—	7,147	7,530	—	—
Curtailments	—	(2,080)	—	(279)	—	(29,780)
Settlements	—	—	(791)	(844)	—	—
Benefits paid	(4,543)	(3,956)	(1,764)	(1,128)	(6,594)	(7,083)
Benefit obligation, end of year	113,380	103,331	84,196	72,478	60,302	55,836
Change in Plan Assets
Fair value of plan assets, beginning of year	70,663	60,915	41,405	32,574	—	—
Actual return on plan assets	7,083	11,566	3,813	3,976	—	—
Employer contributions	6,394	2,138	2,919	2,389	4,027	5,469
Participant contributions	—	—	119	129	2,567	1,614
Currency translation adjustment	—	—	4,136	4,309	—	—
Benefits paid	(4,543)	(3,956)	(1,764)	(1,128)	(6,594)	(7,083)
Settlements	—	—	(791)	(844)	—	—
Fair value of plan assets, end of year	79,597	70,663	49,837	41,405	—	—
Funded status	(33,783)	(32,668)	(34,359)	(31,073)	(60,302)	(55,836)
Unrecognized loss	14,912	7,706	1,954	441	6,205	1,553
Unrecognized prior service cost	5	6	(435)	—	—	—
Unrecognized transition obligation	29	39	—	—	—	—
Accrued benefit cost	$(18,837)	$(24,917)	$(32,840)	$(30,632)	$(54,097)	$(54,283)
Amounts recognized in the Consolidated Balance sheet at December 31
Prepaid benefit cost	$—	$—	$—	$92	$—	$—
Accounts payable and accrued expenses	—	(7,509)	—	—	—	—
Pension obligation	(34,179)	(26,410)	(33,619)	(30,829)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(54,097)	(54,283)
Intangible asset, included in other non-current assets	35	45	—	—	—	—
Accumulated other comprehensive income	15,307	8,957	779	105	—	—
Net amount recognized	$(18,837)	$(24,917)	$(32,840)	$(30,632)	$(54,097)	$(54,283)
Weighted-Average Assumptions
Discount rate	5.75%	6.25%	4.75%	5.25%	5.75%	6.25%
Expected return on plan assets	8.25%	8.50%	5.25%	5.25%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.50%	3.50%	N/A	N/A

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004.  The rate was assumed to decrease gradually to 5.0% for 2010 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effects:

	1%Increase	1%Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$505	$(453)
Effect on the health care component of the accumulated postretirement benefit obligation	$6,583	$(5,826)

It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.

During 2003 there were curtailments of the National Crane Non-bargaining Pension Plan due to the closing of the facility (this curtailment gain was recorded in purchase accounting; therefore, there is no impact on the Consolidated Statement of Operations).  In addition there were curtailments of the Grove and Manitowoc postretirement health plan due to the elimination of post-65 medical coverage for future retirees.  Below is a summary of the curtailment gains for both plans all of which were recorded in 2003.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The company’s postretirement medical benefit plans provide for a prescription drug benefit. All disclosed measures of the net periodic benefit cost of the company’s postretirement medical benefit plans were adjusted to reflect the amount associated with the subsidy as the company concluded during 2004 the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act.  As a result of the Act, the company’s net periodic benefit costs for its postretirement medical benefit plans was reduced by $0.3 million for 2004.

The weighted-average asset allocations of the U.S. pension plans at December 31, 2004 and 2003, by asset category are as follows:

	2004	2003
Small cap stocks	11.0%	1.6%
Mid cap stocks	15.2%	2.3%
Large cap stocks	25.6%	45.8%
International stocks	11.0%	9.5%
Intermediate bonds	33.2%	36.9%
Cash	4.0%	3.9%
	100.0%	100.0%

The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2004 and 2003, by asset category are as follows:

	2004	2003
U.S. Equity Index	6.7%	4.5%
International stocks	58.8%	45.3%
Intermediate bonds	34.5%	50.2%
	100.0%	100.0%

The board of directors has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts.  The Committee has an investment policy for the pension plan assets that establishes target assets allocations for the above listed asset classes as follows:  Small Cap Stocks 10%; Mid Cap Stocks 15%; Large Cap Stocks 25%; International Stock 10% Intermediate Bonds 40% and cash 0%.  The Committee is committed to diversification to reduce the risk of large losses.  To that end, the Committee has adopted polices requiring that each asset class will be diversified, multiple managers with differing styles of management will be employed, and equity exposure will be limited to 60% of the total portfolio value.  On a quarterly basis, the Committee reviews progress towards achieving the pension plans’ and individual managers’ performance objectives.

To develop the expected long-term rate of return on assets assumptions, the company considered the historical returns and future expectations for returns in each asset class, as well as targeted asset allocation percentages within the pension portfolio.  This resulted in the selection of 8.25% (U.S. Plans) and 5.25% (Non U.S. Plans) for 2004 and 2005 long-term rate of return on assets assumption.

The expected 2005 contributions for the U.S. pension plans are as follows: Minimum contribution for 2005 is $0.2 million; Discretionary contribution is $0; and Non-cash contribution is $0.  The expected 2005 contributions for the Non-U.S. pension plans are as follows: Minimum contribution for 2005 is $2.8 million; Discretionary contribution is $0; and Non-cash contribution is $0.  Expected company paid claims for the postretirement health and life plans are $4.7 million for the 2005.  Projected benefit payments from the plans as of December 31, 2004 are estimated as follows:

	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other
2005	$4,260	$1,877	$4,672
2006	4,378	2,314	4,270
2007	4,574	2,219	4,300
2008	4,820	2,646	4,342
2009	5,085	3,289	4,473
2010 - 2014	31,072	15,672	24,678

The accumulated benefit obligation for all of our pension plans at December 31, 2004 and 2003 is as follows:

	2004	2003
Manitowoc Merged Plan	$91,319	$83,120
National Crane Bargaining Plan	4,953	4,202
National Crane Non-Bargaining Plan	7,879	6,802
Grove Supplemental Executive Retirement Plan (SERP)	3,421	3,482
Manitowoc SERP	5,806	5,725
Grove Germany Plan	8,592	6,464
Grove UK Plan	59,360	51,528
Potain SAS Retirement Indemnity	5,058	5,128
Potain SAS Service Award	734	655
Potain Italy Plan	1,486	1,232
Potain Portugal Plan	1,399	1,125
Accumulated benefit obligation December 31, 2004	$190,007	$169,463

The measurement date for all plans is December 31, 2004.

The company maintains a target benefit plan for certain executive officers of the company and its subsidiaries that is unfunded.  Expenses related to the plan in the amount of $1.1 million, $1.2 million, and $1.0 million were recorded in 2004, 2003, and 2002, respectively.  Amounts accrued as of December 31, 2004 and 2003 related to this plan was $5.6 million and $4.6 million, respectively.

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

Program A is accounted for as a plan which does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $1.3 million at December 31, 2004 and $1.0 million at December 31, 2003.  These amounts are offset in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss).

Program B is accounted for as a plan which permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, included in other non-current assets, and obligation, included in other non-current liabilities were both $9.5 million at December 31, 2004 and $9.2 million at December 31, 2003.  The net impact on the Consolidated Statements of Operations was $0 for the years ended December 31, 2004, 2003 and 2002.

18. Leases

The Company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $20.6 million, $17.8 million, and $20.3 million in 2004, 2003 and 2002, respectively.  Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2004, are payable as follows:

2005	$19,794
2006	13,700
2007	7,657
2008	4,287
2009	3,353
Thereafter	16,515

19. Business Segments

The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has three reportable segments: Crane; Foodservice and Marine.

The Crane business is a global provider of engineered lift solutions which designs, manufactures and markets a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  The Crane products are marketed under the Manitowoc, Grove, Potain, and National brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.  Our crane-related product support services are marketed under the CraneCare brand name and includes maintenance and repair services and parts supply.

The Foodservice business is a broad-line manufacturer of “cold side” commercial foodservice products.  Foodservice designs, manufactures and markets full product lines of ice making machines, walk-in and reach-in refrigerators/freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling and institutional foodservice markets.  Our Foodservice products are marketed under the Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, Koolaire, Flomatic, Icetronic, Kyees, RDI, and other brand names.

The Marine business provides new construction, ship repair and maintenance services for freshwater and saltwater vessels and oceangoing mid-size commercial, research, and military vessels from four shipyards on the Great Lakes.  Marine serves the Great Lakes maritime market consisting of both U.S. and Canadian fleets, inland waterway operations and ocean going vessels that transit the Great Lakes and St. Lawrence Seaway

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense and income taxes.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2004, 2003 and 2002 is as follows.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segments operating earnings for each year below.

	2004	2003	2002

Net sales from continuing operations:
Crane	$1,248,476	$962,808	$674,060
Foodservice	468,483	457,000	462,906
Marine	247,142	151,048	219,457
Total	$1,964,101	$1,570,856	$1,356,423

Operating earnings from continuing operations:
Crane	$57,011	$24,437	$55,613
Foodservice	66,190	65,927	56,749
Marine	9,080	4,750	19,934
Corporate	(21,243)	(19,210)	(15,171)
Amortization expense	(3,141)	(2,919)	(2,001)
Curtailment gain	—	12,897	—
Operating earnings from continuing operations	$107,897	$85,882	$115,124

Capital expenditures:
Crane	$24,192	$25,028	$19,116
Foodservice	12,524	5,005	4,107
Marine	4,757	735	1,490
Corporate	2,913	1,209	8,283
Total	$44,386	$31,977	$32,996

Total assets:
Crane	$1,279,665	$1,151,751	$1,046,294
Foodservice	302,865	290,586	320,840
Marine	110,336	91,519	93,983
Corporate	235,270	126,293	139,529
Total	$1,928,136	$1,660,149	$1,600,646

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2004	2003	2002	2004	2003
United States	$1,100,783	$902,486	$912,328	$561,953	$498,729
Other North America	36,377	13,173	25,711	—	—
Europe	576,780	477,001	296,597	495,865	503,874
Asia	106,095	84,066	68,390	9,591	9,610
Middle East	70,981	59,881	18,885	—	—
Central and South America	24,206	10,883	7,410	43	711
Africa	15,843	7,906	7,291	—	—
South Pacific and Caribbean	4,826	2,989	13,275	6,226	—
Australia	28,210	12,471	6,536	8,497	1,136
Total	$1,964,101	$1,570,856	$1,356,423	$1,082,175	$1,014,060

Net sales from continuing operations and long-lived asset information for Europe primarily relates to France, Germany and the United Kingdom.

20. Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2011 and 2012 and the Senior Notes due 2013, which include all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company which do not guarantee the Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and the company believes such separate statements or disclosures would not be useful to investors.

Condensed Consolidating Statement of Operations

For the year ended December 31, 2004

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$1,272,350	$868,427	$(176,676)	$1,964,101
Costs and expenses:
Cost of sales	—	1,038,241	720,566	(176,676)	1,582,131
Engineering, selling and administrative expenses	21,244	142,652	105,743	—	269,639
Amortization expense	—	682	2,459	—	3,141
Plant consolidation and restructuring costs	—	82	1,211	—	1,293
Total costs and expenses	21,244	1,181,657	829,979	(176,676)	1,856,204

Operating earnings (loss) from continuing operations	(21,244)	90,693	38,448	—	107,897

Interest expense	(50,284)	(2,019)	(4,592)	—	(56,895)
Management fees	28,152	(28,152)	—	—	—
Loss on debt extinguishment	(1,036)	—	—	—	(1,036)
Other net income (expense) - net	39,158	(20,468)	(19,527)	—	(837)
Total other expense - net	15,990	(50,639)	(24,119)	—	(58,768)

Earnings (loss) from continuing operations before taxes on income (loss)	(5,254)	40,054	14,329	—	49,129

Provision (benefit) for taxes on income (loss)	(3,878)	9,965	3,248	—	9,335
Earnings (loss) before equity in earnings of subsidiaries	(1,376)	30,089	11,081	—	39,794

Equity in earnings of subsidiaries	40,514	—	—	(40,514)	—
Earnings from continuing operations	39,138	30,089	11,081	(40,514)	39,794

Earnings (loss) from discontinued operations, net of income taxes	—	(1,098)	(763)	—	(1,861)
Gain on sale or closure of discontinued operations, net of income taxes	—	—	1,205	—	1,205
Net earnings	$39,138	$28,991	$11,523	$(40,514)	$39,138

Condensed Consolidating Statement of Operations

For the year ended December 31, 2003

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$993,987	$689,536	$(112,667)	$1,570,856
Costs and expenses:
Cost of sales	—	782,060	568,729	(112,667)	1,238,122
Engineering, selling and administrative expenses	17,942	140,107	88,692	—	246,741
Amortization expense	—	682	2,237	—	2,919
Plant consolidation and restructuring costs	—	4,799	5,290	—	10,089
Curtailment gain	—	(12,897)	—	—	(12,897)
Total costs and expenses	17,942	914,751	664,948	(112,667)	1,484,974

Operating earnings (loss) from continuing operations	(17,942)	79,236	24,588	—	85,882

Interest expense	(51,287)	(2,158)	(3,456)	—	(56,901)
Management fees	22,664	(22,664)	—	—	—
Loss on debt extinguishment	(7,300)	—	—	—	(7,300)
Other income (expense) - net	38,188	(21,288)	(16,586)	—	314
Total other income (expenses) - net	2,265	(46,110)	(20,042)	—	(63,887)

Earnings (loss) from continuing operations before taxes on income (loss)	(15,677)	33,126	4,546	—	21,995

Provision (benefit) for taxable income (loss)	(3,138)	6,625	472	—	3,959
Earnings (loss) before equity in earnings of subsidiaries	(12,539)	26,501	4,074	—	18,036

Equity in earnings of subsidiaries	16,088	—	—	(16,088)	—
Earnings from continuing operations	3,549	26,501	4,074	(16,088)	18,036

Loss from discontinued operations, net of income taxes	—	(793)	(1,647)	—	(2,440)
Loss on sale or closure of discontinued operations, net of income taxes	—	(2,005)	(10,042)	—	(12,047)
Net earnings (loss)	$3,549	$23,703	$(7,615)	$(16,088)	$3,549

Condensed Consolidating Statement of Operations

For the year ended December 31, 2002

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$984,650	$433,089	$(61,316)	$1,356,423
Costs and expenses:
Cost of sales	—	753,186	343,216	(61,316)	1,035,086
Engineering, selling and administrative expenses	14,171	129,967	48,465	—	192,603
Amortization expense	—	—	2,001	—	2,001
Plant consolidation and restructuring costs	—	4,901	6,708	—	11,609
Total costs and expenses	14,171	888,054	400,390	(61,316)	1,241,299

Operating earnings (loss) from continuing operations	(14,171)	96,596	32,699	—	115,124

Interest expense	(46,906)	(1,368)	(3,689)	—	(51,963)
Management fees	20,600	(21,275)	675	—	—
Other income (expense) - net	11,485	3,462	(13,029)	—	1,918
Total other expenses - net	(14,821)	(19,181)	(16,043)	—	(50,045)

Earnings (loss) from continuing operations before taxes on income (loss)	(28,992)	77,415	16,656	—	65,079

Provision (benefit) for taxes on income (loss)	(11,324)	30,237	4,516	—	23,429
Earnings (loss) before equity in earnings of subsidiaries	(17,668)	47,178	12,140	—	41,650

Equity in earnings of subsidiaries	33,966	—	—	(33,966)	—
Earnings from continuing operations	16,298	47,178	12,140	(33,966)	41,650

Earnings (loss) from discontinued operations, net of income taxes	—	1,816	(1,711)	—	105
Loss on sale or closure of discontinued operations, net of income taxes	—	(2,179)	(23,278)	—	(25,457)
Cumulative effect of accounting change, net of income taxes	(36,800)	(26,100)	(10,700)	36,800	(36,800)
Net earnings (loss)	$(20,502)	$20,715	$(23,549)	$2,834	$(20,502)

Condensed Consolidating Balance Sheet

As of December 31, 2004

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$135,827	$(4,523)	$45,111	$—	$176,415
Marketable securities	2,248	—	—	—	2,248
Account receivable-net	114	89,890	154,331	—	244,335
Inventories-net	—	103,687	183,349	—	287,036
Deferred income taxes	41,271	—	19,692	—	60,963
Other current assets	613	49,045	25,306	—	74,964
Total current assets	180,073	238,099	427,789	—	845,961

Property, plant and equipment - net	11,817	161,722	184,029	—	357,568
Goodwill-net	5,434	246,538	199,896	—	451,868
Other intangible assets	—	41,614	112,728	—	154,342
Deferred income taxes	18,373	2	30,115	—	48,490
Other non-current assets	35,270	17,314	17,323	—	69,907
Investments in affiliates	459,560	91,191	189,313	(740,064)	—
Total assets	$710,527	$796,480	$1,161,193	$(740,064)	$1,928,136

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$34,013	$223,746	$255,745	$—	$513,504
Current portion of long-term debt	61,250	—	—	—	61,250
Short-term borrowings	—	—	10,355	—	10,355
Product warranties	—	19,306	18,564	—	37,870
Product liabilities	—	27,391	2,310	—	29,701
Total current liabilities	95,263	270,443	286,974	—	652,680

Long-term debt	504,880	—	7,356	—	512,236
Pension obligations	19,419	15,065	33,314	—	67,798
Postretirement health and other benefit obligations	54,097	—	—	—	54,097
Intercompany	(497,236)	(108,824)	236,571	369,489	—
Other non-current liabilities	15,175	50,068	57,153	—	122,396
Total non-current liabilities	96,335	(43,691)	334,394	369,489	756,527
Stockholders’ equity	518,929	569,728	539,825	(1,109,553)	518,929
Total liabilities and stockholders’ equity	$710,527	$796,480	$1,161,193	$(740,064)	$1,928,136

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$11,816	$(100)	$33,252	$—	$44,968
Marketable securities	2,220	—	—	—	2,220
Accounts receivable-net	4,086	76,648	164,276	—	245,010
Inventories - net	—	89,103	143,774	—	232,877
Deferred income taxes	50,297	—	21,484	—	71,781
Other current assets	302	24,944	23,987	—	49,233
Total current assets	68,721	190,595	386,773	—	646,089

Property, plant and equipment - net	12,089	149,696	172,833	—	334,618
Goodwill - net	5,434	249,599	183,892	—	438,925
Other intangible assets	—	44,483	104,773	—	149,256
Deferred income taxes	12,906	—	21,585	—	34,491
Other non-current assets	26,370	8,397	22,003	—	56,770
Investment in affiliates	505,728	100,937	210,667	(817,332)	—
Total assets	$631,248	$743,707	$1,102,526	$(817,332)	$1,660,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,649	$202,917	$233,828	$—	$454,394
Current portion of long-term debt	2,900	—	305	—	3,205
Short-term borrowings	—	—	22,011	—	22,011
Product warranties	—	19,805	14,018	—	33,823
Product liabilities	—	29,145	2,646	—	31,791
Total current liabilities	20,549	251,867	272,808	—	545,224

Long-term debt	559,640	—	7,444	—	567,084
Pension obligations	12,467	14,309	30,463	—	57,239
Postretirement health and other benefit obligations	—	54,283	—	—	54,283
Intercompany	(332,026)	(113,823)	227,802	218,047	—
Other non-current liabilities	14,626	9,362	56,339	—	80,327
Total non-current liabilities	254,707	(35,869)	322,048	218,047	758,933
Stockholders’ equity	355,992	527,709	507,670	(1,035,379)	355,992
Total liabilities and stockholders’ equity	$631,248	$743,707	$1,102,526	$(817,332)	$1,660,149

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2004

	Parent	Guarantor	Non-guarantor	Total

Net cash provided by operating activities	$37,219	$11,518	$8,226	$56,963

Cash flows From investing activities:
Capital expenditures	(2,914)	(20,193)	(21,279)	(44,386)
Proceeds from sale of property, plant and equipment	40	1,905	13,513	15,458
Purchase of marketable securities	(28)	—	—	(28)
Intercompany investing	6,201	(20,897)	14,696	—
Net cash provided by (used for) investing activities of continuing operations	3,299	(39,185)	6,930	(28,956)
Net cash used for investing activities of discontinued operations	—	—	9,000	9,000
Net cash used for investing activities	3,299	(39,185)	15,930	(19,956)
Cash flows from financing activities:
Net proceeds from issuance of common stock	104,948	—	—	104,948
Payments on long-term debt	(20,610)	—	(22,369)	(42,979)
Proceeds from short-term borrowings -net	—	—	8,259	8,259
Proceeds from notes financing - net	—	23,244	—	23,244
Dividends paid	(7,532)	—	—	(7,532)
Exercises of stock options	6,687	—	—	6,687
Cash provided by (used for) financing activities	83,493	23,244	(14,110)	92,627
Effect of exchange rate changes on cash	—	—	1,813	1,813
Net increase (decrease) in cash and cash equivalents	124,011	(4,423)	11,859	131,447
Balance at beginning of year	11,816	(100)	33,252	44,968
Balance at end of year	$135,827	$(4,523)	$45,111	$176,415

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2003

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by operating activities	$9,513	$108,642	$32,708	$150,863

Cash flows from investing activities:
Capital expenditures	(1,209)	(10,949)	(19,819)	(31,977)
Proceeds from sale of properly, plant and equipment	—	1,569	12,869	14,438
Sale of marketable securities	150	—	—	150
Intercompany investment	122,267	(100,015)	(22,252)	—

Net cash provided by (used for) investing activities of continuing operations	121,208	(109,395)	(29,202)	(17,389)
Net cash provided by investing activities of discontinued operations	—	2,289	—	2,289
Net cash provided by (used for) investing activities	121,208	(107,106)	(29,202)	(15,100)

Cash flows from financing activities:
Proceeds from senior notes	150,000	—	—	150,000
Payments on long-term debt	(256,628)	(209)	(780)	(257,617)
Payments on revolver borrowings-net	(2,000)	—	—	(2,000)
Debt issue costs	(5,599)	—	—	(5,599)
Dividends paid	(7,446)	—	—	(7,446)
Exercise of stock options	118	—	—	118
Net cash used for financing activities	(121,555)	(209)	(780)	(122,544)
Effect of exchange rate changes on cash	—	—	3,714	3,714
Net increase in cash and cash equivalents	9,166	1,327	6,440	16,933
Balance at beginning of year	2,650	(1,427)	26,812	28,035
Balance at end of year	$11,816	$(100)	$33,252	$44,968

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2002

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by (used for) operating activities	$(62,730)	$207,964	$(50,695)	$94,539

Cash flows from investing activities:
Business acquisitions	—	8,363	(7,387)	976
Capital expenditures	(8,284)	(9,707)	(15,005)	(32,996)
Proceeds from sale of properly, plant and equipment	19	(101)	16,781	16,699
Purchase of marketable securities	(220)	—	—	(220)
Intercompany investment	(60,882)	—	60,882
Net cash provided by (used for) investing activities of continuing operations	(69,367)	(1,445)	55,271	(15,541)
Net cash provided by investing activities of discontinued operations	—	(75)	11,183	11,108
Net cash provided by (used for) investing activities	(69,367)	(1,520)	66,454	(4,433)

Cash flows from financing activities:
Payments on Grove borrowings	—	(198,328)	—	(198,328)
Proceeds from senior subordinate notes	175,000	—	—	175,000
Proceeds from (payments on) long-term debt	(21,915)	(20,867)	3,502	(39,280)
Payments on revolver borrowings-net	(10,243)	—	—	(10,243)
Debt issue costs	(6,630)	—	—	(6,630)
Dividends paid	(7,432)	—	—	(7,432)
Exercises of stock options	1,511	—	—	1,511
Cash provided by (used for) financing activities	130,291	(219,195)	3,502	(85,402)
Effect of exchange rate changes on cash	—	—	(250)	(250)
Net increase (decrease) in cash and cash equivalents	(1,806)	(12,751)	19,011	4,454
Balance at beginning of year	4,456	1,129	17,996	23,581
Balance at end of year	$2,650	$(11,622)	$37,007	$28,035

21. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2004 and 2003 is as follows:

	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$411,826	$526,212	$491,149	$534,914	$360,909	$413,824	$407,156	$388,967
Gross profit	91,317	105,074	95,763	89,816	77,743	93,334	85,410	76,247
Earnings from continuing operations	6,738	14,771	13,079	5,206	970	5,589	8,075	3,402
Discontinued operations:
Loss from discontinued operations, net of income taxes	(971)	(228)	(375)	(287)	(725)	(392)	(877)	(446)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	709	—	496	290	(3,884)	—	(8,453)
Net earnings (loss)	$5,767	$15,252	$12,704	$5,415	$535	$1,313	$7,198	$(5,497)

Basic earnings (loss) per share:
Earnings from continuing operations	$0.25	$0.55	$0.49	$0.19	$0.04	$0.21	$0.30	$0.12
Discontinued operations:
Loss from discontinued operations, net of income taxes	(0.04)	(0.01)	(0.01)	(0.01)	(0.03)	(0.01)	(0.03)	(0.01)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	0.03	—	0.02	0.01	(0.15)	—	(0.31)
Net earnings (loss)	$0.22	$0.57	$0.47	$0.20	$0.02	$0.05	$0.27	$(0.21)

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.25	$0.54	$0.48	$0.19	$0.04	$0.21	$0.30	$0.11
Discontinued operations:
Loss from discontinued operations, net of income taxes	(0.04)	(0.01)	(0.01)	(0.01)	(0.03)	(0.01)	(0.03)	(0.01)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	0.03	—	0.02	0.01	(0.15)	—	(0.31)
Net earnings (loss)	$0.21	$0.56	$0.47	$0.19	$0.02	$0.05	$0.27	$(0.21)

Dividends per common share	$—	$—	$—	$0.28	$—	$—	$—	$0.28

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   In the course of their evaluation and analysis, the Chief Executive Officer and Chief Financial Officer considered whether the material weakness in internal controls over financial reporting discussed in our following report had any implications on the effectiveness of our disclosure controls and procedures.  They determined that it is difficult to separate the material weakness in internal controls from our disclosure controls and procedures, and therefore directed the implementation of the remedial steps described below to strengthen the effectiveness of the company’s disclosure controls and procedures.  Because of the material weakness described below, the company has concluded that its disclosure controls and procedures were ineffective at December 31, 2004, which is consistent with the company’s conclusion with regard to its internal control over financial reporting as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that we had one material weakness in our internal control over financial reporting related to our misapplication of Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” and that our internal controls over financial reporting were not effective.   We have determined that the accounting treatment of certain goodwill and other intangibles related to our foreign acquisitions did not comply with the requirements of SFAS No. 52.  In connection with our 2001 and 2002 foreign acquisitions, we maintained the value of those intangible assets based on the foreign currency exchange rates in effect at the time of the acquisition.  We have concluded now that we should have translated these intangible assets each period to reflect changes in the applicable foreign currency exchange rates.  This error in accounting treatment resulted in us restating our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (“Financial Statements”) for the years ended December 31, 2003 and 2002, the interim consolidated Financial Statements for the first, second and third quarters for 2004 and 2003, as well as an audit adjustment to the fourth quarter 2004 consolidated Financial Statements.  If not remediated, this control deficiency could result in a misstatement of goodwill, intangible assets and foreign currency translation accounts that would result in a material misstatement to annual or interim Financial Statements that would not be prevented or detected.  As a result, the company has concluded that it did not maintain effective internal controls over financial reporting as of December 31, 2004, based on criteria in Internal Control – Integrated Framework.  The change did not have any impact on our Consolidated Statements of Operations, Statements of Cash Flows, financial debt covenants or intangible asset impairment analysis.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Material Weakness

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

Changes in Internal Control Over Financial Reporting

We made no change in our internal controls over financial reporting during the last fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections of the 2005 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

The company has a Global Ethics Policy and other policies relating to business conduct, that pertain to all employees, which can be viewed at the company’s website www.manitowoc.com.  The company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, and controller, which is part of the company’s Global Ethics Policy and other policies related to business conduct.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2005 Proxy Statement captioned “Compensation of Directors,” “Executive Compensation,” “Report of the Compensation and Benefits Committee on Executive Compensation,” and “Contingent Employment Agreements.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections of the 2005 Proxy Statement captioned “Ownership of Securities” and the subsection captioned “Equity Compensation Plans.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2005 Proxy Statement captioned “Other Information – Independent Public Accountants.”

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1)	Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Date.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheet as of December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:

Financial Statement Schedule for the years ended December 31, 2004, 2003, and 2002

Schedule	Description	Filed Herewith

II	Valuation and Qualifying Accounts	X

All other financial statement schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable or required under rules of Regulation S-X.

(b) Exhibits:

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For The Years Ended December 31, 2002, 2003 and 2004

(dollars in thousands)

	Balance at Beginning of Year	Acquisition of Business	Charge to Costs and Expenses	Utilization of Reserve	Impact of Foreign Exchange Rates	Balance at end of Year

Year End December 31, 2002
Allowance for doubtful accounts	$8,295	$31,793	$5,147	$(3,621)	$1,542	$43,156
Inventory obsolesence reserve	$14,961	$30,668	$5,668	$(9,495)	$1,932	$43,734
Deferred tax asset valuation allowance	$3,951	$—	$—	$(1,907)	$—	$2,044

Year End December 31, 2003
Allowance for doubtful accounts	$43,156	$2,089	$2,674	$(25,104)	$1,604	$24,419
Inventory obsolesence reserve	$43,734	$459	$4,824	$(12,277)	$3,559	$40,299
Deferred tax asset valuation allowance	$2,044	$(1,021)	$1,271	$(736)	$—	$1,558

Year End December 31, 2004
Allowance for doubtful accounts	$24,419	$—	$6,246	$(6,126)	$1,769	$26,308
Inventory obsolesence reserve	$40,299	$—	$5,313	$(9,454)	$1,974	$38,132
Deferred tax asset valuation allowance	$1,558	$—	$1,514	$—	$—	$3,072

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: March 16, 2005

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

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry D. Growcock
Terry D. Growcock, Chairman and Chief Executive Officer, Director	March 16, 2005

/s/ Carl J. Laurino
Carl J. Laurino, Senior Vice President and Chief Financial Officer	March 16, 2005

/s/ Keith D. Nosbusch
Keith D. Nosbusch, Director	March 16, 2005

/s/ Dean H. Anderson
Dean H. Anderson, Director	March 16, 2005

/s/ Robert S. Throop
Robert S. Throop, Director	March 16, 2005

/s/ Robert C. Stift
Robert C. Stift, Director	March 16, 2005

/s/ James L. Packard
James L. Packard, Director	March 16, 2005

/s/ Daniel W. Duval
Daniel W. Duval, Director	March 16, 2005

/s/ Virgis W. Colbert
Virgis W. Colbert, Director	March 16, 2005

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Director	March 16, 2005

THE MANITOWOC COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

INDEX TO EXHIBITS

Exhibit No.	Description	Filed/Furnished Herewith

3.1

Amended and Restated Articles of Incorporation, as amended on November 5, 1984 (filed as Exhibit 3(a) to the company’s Annual Report on Form 10-K for the year ended June 29, 1985 and incorporated herein by reference).

3.2

Restated By-Laws (as amended through May 22, 1995) including amendment to Article II changing the date of the annual meeting (filed as Exhibit 3.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

4.1

Rights Agreement dated August 5, 1996 between the Registrant and First Chicago Trust Company of New York (filed as Exhibit 4 to the company’s current Report on Form 8-K filed on August 5, 1996 and incorporated by reference).

4.1(a)

Amendment No. 1 to the Rights Agreement dated August 5, 1996, between the Registrant and First Chicago Trust Company of New York (filed as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

4.2(a)*

Indenture, dated May 9, 2001, by and among The Manitowoc Company, Inc., the Guarantors named therein, and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the company’s current Report on Form 8-K dated as of May 9, 2001 and incorporated herein by reference).

4.2(b)*

Indenture, dated August 8, 2002, by and among The Manitowoc Company, Inc., the Guarantors named therein, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the company’s current Report on Form 8-K dated as of August 8, 2002 and incorporated herein by reference).

4.2(c)

Indenture, dated as of November 6, 2003, by and between The Manitowoc Company, Inc., the Guarantors named therein, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the company’s current Report on Form 8-K dated as of November 6, 2003 and incorporated herein by reference).

4.4	Articles III, V, and VIII of the Amended and Restated Articles of Incorporation (see Exhibit 3.1 above)

4.5

Credit Agreement dated as of May 9, 2001, among The Manitowoc Company, Inc., the lenders party thereto, and Bankers Trust Company, as Agent (filed as Exhibit 4.1 to the company’s Report on Form 8-K dated as of May 9, 2001 and incorporated herein by reference).

4.5(a)

Amendment No. 1 to the Credit Agreement dated as of May 9, 2001 (filed as Exhibit 4.6 to the company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

4.5(b)

Amendment No. 2 to the Credit Agreement dated as of May 9, 2001 (filed as Exhibit 4.7 to the company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

4.5(c)	Amendment No. 3 to the Credit Agreement dated as of May 9, 2001 (filed as Exhibit 4 to the company’s Report on Form 8-K dated as of July 23, 2003 and incorporated herein by reference).

4.5(d)	Amendment No. 4 to the Credit Agreement dated as of May 9, 2001 (filed as Exhibit 4 to the company’s Report on Form 8-K dated October 30, 2003 and incorporated herein by reference

4.5(e)	Amendment No. 5 to the Credit Agreement dated as of May 9, 2001	X(1)

10.1**

The Manitowoc Company, Inc. Deferred Compensation Plan effective August 20, 1993, as amended (filed as Exhibit 10.1 to the company’s Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.2**

The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan Effective July 4, 1993, as amended (filed as Exhibit 10.2 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.2(a)**	Short-Term Incentive Plan, Effective January 1, 2005 (filed as Exhibit 10.1 to the company’s Report on Form 8-K dated as of January 1, 2005 and incorporated herein by reference).

10.3(a)**

Form of Contingent Employment Agreement between the company and the following executive officers of the Company: Terry D. Growcock, Carl J. Laurino, Maurice D. Jones, Thomas G. Musial, Dean J. Nolden, and Mary Ellen Bowers (filed as Exhibit 10(a) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.3(b)**

Form of Contingent Employment Agreement between the company and the following executive officers of the company and certain other employees of the company: Glen E. Tellock, Timothy J. Kraus, Robert P. Herre, and Dennis E. McCloskey (filed as Exhibit 10(b) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.4**

Form of Indemnity Agreement between the company and each of the directors, executive officers and certain other employees of the company (filed as Exhibit 10(b) to the company’s Annual Report on Form 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference).

10.5**

Supplemental Retirement Agreement between Fred M. Butler and the company dated March 15, 1993 (filed as Exhibit 10(e) to the company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1993 and incorporated herein by reference).

10.6(a)**

Supplemental Retirement Agreement between Robert K. Silva and the company dated January 2, 1995 (filed as Exhibit 10 to the company’s Report on Form 10-Q for the transition period ended December 31. 1994 and incorporated herein by reference).

10.6 (b)**

Restatement to clarify Mr. Silva’s Supplemental Retirement Agreement dated March 31, 1997 (filed as Exhibit 10.6(b) to the company’s Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

10.6(c)**

Supplemental Retirement Agreement between Terry D. Growcock, Glen E. Tellock, Tom G. Musial, Timothy J. Kraus, and Maurice D. Jones and the company dated May 2000 (filed as Exhibit 10(c) to the company’s Annual Report on Form 10-K dated December 31, 2000 and incorporated herein by reference).

10.7(a)**

The Manitowoc Company, Inc. 1995 Stock Plan, as amended (filed as Exhibit 10.7(a) to the company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.7 (b)**

The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan, as amended (filed as Exhibit 10.7(b) to the company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.7(c)**

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan, as amended (filed as Exhibit 10.7(c) to the company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.7(d)**

Grove Investors, Inc. 2001 Stock Incentive Plan (filed as Exhibit 99.1 to the company’s Registration Statement on Form S-8, filed on September 13, 2002 (Registration No. 333-99513) and incorporated herein by reference).

10.7(e)**

The Manitowoc Company, Inc. Non-Employee Director Stock and Award Plan (filed as Exhibit 99.1 to the company’s Registration Statement on Form S-8, filed on May 28, 2004 (Registration No. 333-1115992) and incorporated herein by reference).

10.8**

The Manitowoc Company, Inc. Incentive Stock Option Agreement with Vesting Provisions (filed as Exhibit 10.1 to the company’s Report on Form 8-K dated as of February 25, 2005 and incorporated herein by reference).

10.9**

The Manitowoc Company, Inc. Non-Qualified Stock Option Agreement with Vesting Provisions (filed as Exhibit 10.2 to the company’s Report on Form 8-K dated as of February 25, 2005 and incorporated hereing by reference).

10.10**	The Manitowoc Company, Inc. Award Agreement for Restricted Stock Awards under The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan.	X(1)

10.11**	The Manitowoc Company, Inc. Award Agreement for the 2004 Non-employee Director Stock and Awards Plan	X(1)

11	Statement regarding computation of basic and diluted earnings per share (see Note 11 to the 2004 Consolidated Financial Statements included herein).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

(1)   Filed Herewith

(2)   Furnished Herewith

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfilled exhibits or schedules to such documents.

** Management contracts and executive compensation plans and arrangements required to filed as exhibits pursuant to Item 15(c) of Form 10-K.