Form 10-Q
period 2005-03-31
MANITOWOC CO INC
filed 2005-05-03
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSIONN

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Yes  ☒   No  ☐

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2005, the most recent practicable date, was 30,083,794.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands, except per-share and average shares data)

	Three Months Ended March 31,
	2005	2004
Net sales	$536,919	$411,826

Costs and expenses:
Cost of sales	438,203	320,509
Engineering, selling and administrative expenses	68,623	67,992
Amortization expense	821	790
Total costs and expenses	507,647	389,291
Earnings from operations	29,272	22,535

Other expense:
Interest expense	(13,511)	(13,548)
Loss on debt extinguishment	(8,275)	(555)
Other income, net	1,732	1,059
Total other expense	(20,054)	(13,044)

Earnings from continuing operations before taxes on income	9,218	9,491

Provision for taxes on income	2,766	2,753
Earnings from continuing operations	6,452	6,738
Discontinued operations:
Loss from discontinued operations, net of income taxes of $370	—	(971)
Net earnings	$6,452	$5,767

Basic earnings per share:
Earnings from continuing operations	$0.22	$0.25
Loss from discontinued operations, net of income taxes	—	(0.04)
Net earnings	$0.22	$0.22

Diluted earnings per share:
Earnings from continuing operations	$0.21	$0.25
Loss from discontinued operations, net of income taxes	—	(0.04)
Net earnings	$0.21	$0.21

Weighted average shares outstanding - basic	29,994,069	26,673,710
Weighted average shares outstanding - diluted	30,611,186	27,121,025

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of March 31, 2005 and December 31, 2004

(Unaudited)
(In thousands, except share data)

	March 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$68,849	$176,415
Marketable securities	2,262	2,248
Accounts receivable, less allowances of $26,398 and $26,308	276,687	244,335
Inventories - net	329,984	287,036
Deferred income taxes	59,677	60,963
Other current assets	73,784	74,964
Total current assets	811,243	845,961
Property, plant and equipment - net	352,231	357,568
Goodwill	444,769	451,868
Other intangible assets - net	148,000	154,342
Deferred income taxes	48,468	48,490
Other non-current assets	62,798	69,907
Total assets	$1,867,509	$1,928,136

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$540,236	$513,504
Current portion of long-term debt	—	61,250
Short-term borrowings	9,811	10,355
Product warranties	36,659	37,870
Product liabilities	30,170	29,701
Total current liabilities	616,876	652,680
Non-Current Liabilities:
Long-term debt, less current portion	496,951	512,236
Pension obligations	66,435	67,798
Postretirement health and other benefit obligations	54,461	54,097
Long-term deferred revenue	83,099	82,587
Other non-current liabilities	44,680	39,809
Total non-current liabilities	745,626	756,527

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Common stock (39,793,982 shares issued, 30,083,794 and 29,949,715 shares outstanding, respectively)	397	397
Additional paid-in capital	190,886	188,746
Accumulated other comprehensive income	39,408	61,014
Unearned compensation	—	(47)
Retained earnings	376,749	372,398
Treasury stock, at cost (9,710,188 and 9,844,267 shares, respectively)	(102,433)	(103,579)
Total stockholders’ equity	505,007	518,929
Total liabilities and stockholders’ equity	$1,867,509	$1,928,136

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operations:
Net earnings	$6,452	$5,767
Adjustments to reconcile net earnings to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	—	971
Depreciation	14,055	11,859
Amortization of intangible assets	821	790
Amortization of deferred financing fees	589	983
Loss on debt extinguishment	1,844	555
Deferred income taxes	1,883	(570)
Loss (gain) on sale of property, plant and equipment	(1,496)	2,202
Changes in operating assets and liabilities:
Accounts receivable	(39,325)	(9,939)
Inventories	(61,811)	(83,901)
Other assets	(11,938)	(3,078)
Accounts payable	40,774	48,987
Other liabilities	6,649	19,115
Net cash used for operating activities of continuing operations	(41,503)	(6,259)
Net cash used for operating activities of discontinued operations	—	(2,080)
Net cash used for operating activities	(41,503)	(8,339)

Cash Flows from Investing:
Capital expenditures	(8,220)	(11,481)
Proceeds from sale of property, plant and equipment	2,994	1,410
Purchase of marketable securities	(14)	(9)
Net cash used for investing activities	(5,240)	(10,080)

Cash Flows from Financing:
Payments on long-term debt	(67,715)	(7,907)
Proceeds from long-term debt	7,615	11,807
Payments on note financings	(285)	—
Dividends paid	(2,101)	—
Exercises of stock options	3,287	2,889
Net cash provided by (used for) financing activities	(59,199)	6,789

Effect of exchange rate changes on cash	(1,624)	(269)

Net decrease in cash and cash equivalents	(107,566)	(11,899)
Balance at beginning of period	176,415	44,968
Balance at end of period	$68,849	$33,069

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004

Net earnings	$6,452	$5,767
Other comprehensive loss:
Derivative instrument fair market value adjustment - net of income taxes	(3,509)	(825)
Foreign currency translation adjustments	(18,097)	(5,058)

Total other comprehensive loss	(21,606)	(5,883)

Comprehensive loss	$(15,154)	$(116)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2005 and 2004

1. Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive loss for the three months ended March 31, 2005 and 2004 and the financial position at March 31, 2005 and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2004.  The consolidated balance sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in thousands of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Discontinued Operations

During the second quarter of 2004, the company completed the sale of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The company received $9.0 million for Delta and certain other assets of the company’s Aerial Work Platform (AWP) businesses.  As a result of the sale and additional reserves for the closures of the other AWP businesses, the company recorded a $1.5 million pre-tax gain ($1.2 million net of taxes).  This gain was recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations in the second quarter of 2004.  Delta was acquired in August 2002 as part of the acquisition of Grove Investors Inc. (Grove).  During December 2003, the company completed plans to restructure its AWP businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dillingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  With the sale of Delta and the closure of the Liftlux and U.S. Manlift operations, the company no longer participates in the aerial work platform market, other than providing aftermarket parts and service support.  The sale of Delta, the closure of Liftlux and the discontinuation of the U.S. Manlift production represent discontinued operations under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of these companies have been classified as discontinued to exclude the results from continuing operations.

The following selected financial data of the AWP businesses for the three months ended March 31, 2004 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.   There was no activity related to the AWP businesses during the three months ended March 31, 2005.  There were no general corporate expenses or interest expense allocated to discontinued operations.

Three Months Ended March 31, 2004

Net sales	$10,559

Pretax loss from discontinued operations	$(1,167)
Benefit for taxes on loss	(320)
Net loss from discontinued operations	$(847)

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

The following selected financial data of North Central Crane for the three months ended March 31, 2004 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no activity related to North Central Crane during the three months ended March 31, 2005.  There were no general corporate expenses or interest expense allocated to discontinued operations.

Three Months Ended March 31, 2004

Net sales	$1,476

Pretax loss from discontinued operations	$(174)
Benefit for taxes on loss	(50)
Net loss from discontinued operations	$(124)

3. Inventories

The components of inventory at March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31, 2005	December 31, 2004
Inventories - gross:
Raw materials	$122,596	$111,400
Work-in-process	109,185	87,825
Finished goods	156,389	144,480
Total inventories - gross	388,170	343,705
Excess and obsolete inventory reserve	(39,643)	(38,132)
Net inventories at FIFO cost	348,527	305,573
Excess of FIFO costs over LIFO value	(18,543)	(18,537)
Inventories - net	$329,984	$287,036

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 87% and 90% of total inventory at March 31, 2005 and December 31, 2004, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

4. Stock-Based Compensation

The company accounts for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in earnings.  The company recognized approximately $0.1 million of compensation expense related to restricted stock which was issued during 2002 for both the three months ended March 31, 2005 and 2004.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Reported net earnings	$6,452	$5,767
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all stock option awards, net of income taxes	(890)	(1,099)
Pro forma net earnings	$5,562	$4,668
Earnings per share:
Basic - as reported	$0.22	$0.22
Basic - pro forma	$0.19	$0.18
Diluted - as reported	$0.21	$0.21
Diluted - pro forma	$0.18	$0.17

5.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of costs for this site are not yet final.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter.  Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at March 31, 2005 is $0.6 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of March 31, 2005, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove Investors, Inc. acquisition in 2002 for cranes manufactured in the United States for occurrences from 2000 through October 2002.  As of March 31, 2005, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at March 31, 2005, were $30.2 million; $6.9 million reserved specifically for cases and $23.3 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2005 and December 31, 2004, the company had reserved $44.9 million and $46.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

At March 31, 2005, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $32.7 million.  The open standby letters of credit primarily related to business in the Marine segment.

6. Loss on Debt Extinguishment

In December 2004, the company sold, pursuant to an underwritten public offering, approximately 3.0 million shares of its common stock at a price of $36.25 per share.   Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million.  In addition to underwriting discounts and commissions, the company estimated it would incur approximately $0.8 million of accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. The company used a portion of the proceeds to redeem approximately $61.3 million of the 10 ½% senior subordinated notes due 2012 and to pay the prepayment premium to the note holders of $6.4 million.  The company used the balance of the proceeds for general corporate purposes.

On January 10, 2005, the company completed the redemption of $61.3 million of the 10 ½% senior subordinated notes due 2012.  As a result of this redemption, the company incurred a charge of approximately $8.3 million ($5.4 million net of income taxes) for the early extinguishment of debt related to the prepayment premium paid to the note holders of $6.4 million, and the partial write-off of debt issuance costs of $1.9 million.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

During the first quarter of 2004, the company recorded a charge of $0.6 million ($0.4 million net of income taxes) related to the partial prepayment of its Term Loan B portion of its senior credit facility.  The loss relates to the write-off of unamortized financing fees and partial unwinding of the company’s floating-to-fixed interest rate swap.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

7.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2005	2004
Basic weighted average common shares outstanding	29,994,069	26,673,710
Effect of dilutive securities - stock options and restricted stock	617,117	447,315
Diluted weighted average common shares outstanding	30,611,186	27,121,025

For both the three months ended March 31, 2005 and 2004, 0.2 million common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During the first quarter of 2005, the company paid a quarterly dividend of $2.1 million dollars.  At its February 2005 meeting, the board of directors approved changing to a quarterly dividend from an annual dividend beginning in the first quarter of 2005.  At that meeting the board approved a first quarter 2005 dividend of $0.07 per share of common stock.

8. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current liabilities and long-term deferred revenue at March 31, 2005 and December 31, 2004 was $123.9 million and $124.1 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at March 31, 2005 was $117.8 million.  This amount is not reduced for amounts the company may recover from repossessing and subsequent resale of the units.

The residual value guarantees and buyback commitments expire at various times through 2009.

During the three months ended March 31, 2005 and the twelve months ended December 31, 2004, the company sold $0.9 million and $25.8 million, respectively, of its long term notes receivable to third party financing companies. The company fully guarantees collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in other non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other non-current liabilities in the Consolidated Balance Sheet.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statement of Cash Flows.  During the three months ended March 31, 2005 the customers have paid $1.2 million of the notes to the third party financing companies.  As of March 31, 2005, the outstanding balance of the notes receivables guaranteed by the company was $23.0 million.

The company also has an accounts receivable factoring arrangement with a bank.  Under this arrangement, the company is required to repurchase from the bank the first $1.0 million and amounts greater than $1.5 million of the aggregate uncollected receivables during a twelve-month period.  The company’s contingent factoring liability, net of cash collected from customers, was $31.4 million and $39.4 million at March 31, 2005 and December 31, 2004, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the three months ended March 31, 2005 and 2004.

	2005	2004
Balance at beginning of period	$46,509	$41,770
Accruals for warranties issued during the period	8,870	4,493
Settlements made (in cash or in kind) during the period	(9,227)	(7,340)
Currency translation	(1,218)	(417)
Balance at end of period	$44,934	$38,506

9. Plant Consolidations and Restructuring

During the second quarter of 2002, the company finalized the purchase accounting for the acquisition of Potain SA (Potain), which included recording an $8.1 million liability associated with certain restructuring and integration activities.  To achieve reductions in operating costs and to integrate the operations of Potain, the company recorded an $8.1 million liability related primarily to employee severance benefits for workforce reductions.  Approximately 135 hourly and salaried positions were eliminated.  To date the company has utilized approximately $4.7 million of this liability.  The remainder of this reserve will be utilized through 2006 based upon the underlying contractual arrangements.

During the fourth quarter of 2002, the company completed certain integration activities related to the Grove acquisition and other restructuring activities in the Crane segment.  The total amount recognized by the company for these integration and restructuring activities was $12.1 million.  Of this amount $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during the fourth quarter of 2002.  These actions were taken in an effort to achieve reductions in operating costs, integrate and consolidate certain operations and functions within the segment and to utilize available capacity.  The $4.4 million recorded in Grove’s opening balance sheet related to severance and other employee related costs for headcount reductions at various Grove facilities.  The $7.7 million charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc and Potain facilities, $2.7 million related to the write-down of certain property, plant and equipment, and $1.0 million related to lease termination costs.  In total, approximately 600 hourly and salaried positions were eliminated and four facilities were consolidated into other Crane operations.  To date, the company has utilized approximately $9.6 million of the total $12.1 million reserve which includes $2.7 million non-cash write-down of property, plant and equipment, and $6.9 million cash paid to employees for severance.  The remaining $2.5 million reserve is recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet and will be utilized by the company during the remainder of 2005.

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

The components of periodic benefit costs for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	U.S. Pension Plans	Non - U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non - U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earning during the period	$—	$300	$225	$—	$285	$221
Interest cost of projected benefit obligations	1,599	1,031	833	1,582	958	868
Expected return on plan assets	(1,609)	(768)	—	(1,548)	(696)	—
Amortization of transition obligations	3	—	—	3	—	—
Amortization of prior service costs	1	(9)	—	1	—	—
Amortization of actuarial net (gain) loss	98	(13)	16	21	(16)	18
Net periodic benefit costs	$92	$541	$1,074	$59	$531	$1,107
Weighted average assumptions:
Discount rate	5.75%	4.75%	5.75%	6.25%	5.25%	6.25%
Expected return on plan assets	8.25%	5.25%	N/A	8.50%	5.25%	N/A
Rate of compensation increase	N/A	3.50%	N/A	N/A	3.50%	N/A

11.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2004 and three months ended March 31, 2005 are as follows:

	Cranes and Related Products	Foodservice Equipment	Marine	Total

Balance January 1, 2004	$205,022	$186,486	$47,417	$438,925
Tax adjustments related to purchase accounting	950	(360)	—	590
Foreign currency impact	12,353	—	—	12,353
Balance as of December 31, 2004	218,325	186,126	47,417	451,868
Foreign currency impact	(7,099)	—	—	(7,099)
Balance as of March 31, 2005	$211,226	$186,126	$47,417	$444,769

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of March 31, 2005 and December 31, 2004.

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$97,095	$—	$97,095	$99,224	$—	$99,224
Patents	28,836	(6,106)	22,730	30,899	(5,542)	25,357
Engineering drawings	10,180	(2,776)	7,404	11,053	(2,519)	8,534
Distribution network	20,771	—	20,771	21,227	—	21,227
	$156,882	$(8,882)	$148,000	$162,403	$(8,061)	$154,342

12. Recent Accounting Changes and Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for the company on January 1, 2006.  The company does not believe the adoption of SFAS No. 151 will have a material impact on its Consolidated Financial Statements.

During December 2004, the FASB revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all annual periods beginning after June 15, 2005. The company currently accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No employee or outside director compensation costs related to stock option grants are currently reflected in net earnings. The company is required to adopt SFAS No. 123-Revised on January 1, 2006. See Note 4, “Stock-Based Compensation,” for pro forma information if the company had elected to adopt the requirements of the previously issued SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the company on July 1, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our Consolidated Financial Statements.

13. Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company , which do not guarantee the Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$337,379	$254,718	$(55,178)	$536,919
Costs and expenses:
Cost of sales	—	282,111	211,270	(55,178)	438,203
Engineering, selling and administrative expense	5,253	35,077	28,293	—	68,623
Amortization expense	—	171	650	—	821
Total costs and expenses	5,253	317,359	240,213	(55,178)	507,647

Earnings (loss) from operations	(5,253)	20,020	14,505	—	29,272

Other income (expense):
Interest expense	(11,908)	(691)	(912)	—	(13,511)
Loss on debt extinguishment	(8,275)	—	—	—	(8,275)
Management fee income (expense)	6,048	(6,048)	—	—	—
Other income (expense), net	9,666	(5,863)	(2,071)	—	1,732
Total other expense	(4,469)	(12,602)	(2,983)	—	(20,054)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries	(9,722)	7,418	11,522	—	9,218
Provision (benefit) for taxes on income	(3,326)	2,538	3,554	—	2,766
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(6,396)	4,880	7,968	—	6,452
Equity in earnings of subsidiaries	12,848	—	—	(12,848)	—
Net earnings	$6,452	$4,880	$7,968	$(12,848)	$6,452

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$264,906	$189,057	$(42,137)	$411,826
Costs and expenses:
Cost of sales	—	211,548	151,098	(42,137)	320,509
Engineering, selling and administrative expense	5,271	34,311	28,410	—	67,992
Amortization expense	—	170	620	—	790
Total costs and expenses	5,271	246,029	180,128	(42,137)	389,291

Earnings (loss) from operations	(5,271)	18,877	8,929	—	22,535

Other income (expense):
Interest expense	(11,967)	(498)	(1,083)	—	(13,548)
Loss on debt extinguishment	(555)	—	—	—	(555)
Management fee income (expense)	4,809	(4,809)	—	—	—
Other income (expense), net	10,200	(3,398)	(5,743)	—	1,059
Total other income (expense)	2,487	(8,705)	(6,826)	—	(13,044)

Earnings (loss) from continuing operations before taxes on income (loss), equity in earnings of subsidiaries, and discontinued operations	(2,784)	10,172	2,103	—	9,491
Provision (benefit) for taxes on income	(1,083)	3,958	(122)	—	2,753
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(1,701)	6,214	2,225	—	6,738
Equity in earnings of subsidiaries	7,468	—	—	(7,468)	—
Loss from discontinued operations, net of income taxes	—	(588)	(383)	—	(971)
Net earnings	$5,767	$5,626	$1,842	$(7,468)	$5,767

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of March 31, 2005
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$22,742	$2,607	$43,500	$—	$68,849
Marketable securities	2,262	—	—	—	2,262
Accounts receivable - net	341	116,777	159,569	—	276,687
Inventories - net	—	137,328	192,656	—	329,984
Deferred income taxes	42,705	—	16,972	—	59,677
Other current assets	530	51,679	21,575	—	73,784
Total current assets	68,580	308,391	434,272	—	811,243

Property, plant and equipment - net	11,600	162,113	178,518	—	352,231
Goodwill	5,434	246,537	192,798	—	444,769
Other intangible assets - net	—	41,445	106,555	—	148,000
Deferred income taxes	18,373	—	30,095	—	48,468
Other non-current assets	28,313	18,733	15,752	—	62,798
Investment in affiliates	459,560	91,304	189,313	(740,177)	—
Total assets	$591,860	$868,523	$1,147,303	$(740,177)	$1,867,509

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$32,521	$195,859	$311,856	$—	$540,236
Short-term borrowings	—	—	9,811	—	9,811
Product warranties	—	18,263	18,396	—	36,659
Product liabilities	—	27,893	2,277	—	30,170
Total current liabilities	32,521	242,015	342,340	—	616,876

Non-Current Liabilities:
Long-term debt, less current portion	488,915	—	8,036		496,951
Pension obligations	19,848	14,991	31,596		66,435
Postretirement health and other benefit obligations	54,461	—	—	—	54,461
Intercompany	(528,038)	(13,863)	187,380	354,521	—
Long-term deferred revenue	—	30,955	52,144	—	83,099
Other non-current liabilities	19,146	18,128	7,406	—	44,680
Total non-current liabilities	54,332	50,211	286,562	354,521	745,626

Stockholders’ equity	505,007	576,297	518,401	(1,094,698)	505,007

Total liabilities and stockholders’ equity	$591,860	$868,523	$1,147,303	$(740,177)	$1,867,509

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2004
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$135,827	$(4,523)	$45,111	$—	$176,415
Marketable securities	2,248	—	—	—	2,248
Account receivable-net	114	89,890	154,331	—	244,335
Inventories-net	—	103,687	183,349	—	287,036
Deferred income taxes	41,271	—	19,692	—	60,963
Other current assets	613	49,045	25,306	—	74,964
Total current assets	180,073	238,099	427,789	—	845,961

Property, plant and equipment - net	11,817	161,722	184,029	—	357,568
Goodwill-net	5,434	246,538	199,896	—	451,868
Other intangible assets	—	41,614	112,728	—	154,342
Deferred income taxes	18,373	2	30,115	—	48,490
Other non-current assets	35,270	17,314	17,323	—	69,907
Investments in affiliates	459,560	91,191	189,313	(740,064)	—
Total assets	$710,527	$796,480	$1,161,193	$(740,064)	$1,928,136

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$34,013	$223,746	$255,745	$—	$513,504
Current portion of long-term debt	61,250	—	—	—	61,250
Short-term borrowings	—	—	10,355	—	10,355
Product warranties	—	19,306	18,564	—	37,870
Product liabilities	—	27,391	2,310	—	29,701
Total current liabilities	95,263	270,443	286,974	—	652,680

Long-term debt	504,880	—	7,356	—	512,236
Pension obligations	19,419	15,065	33,314	—	67,798
Postretirement health and other benefit obligations	54,097	—	—	—	54,097
Long-term deferred revenue	—	31,605	50,982	—	82,587
Intercompany	(497,236)	(108,824)	236,571	369,489	—
Other non-current liabilities	15,175	18,463	6,171	—	39,809
Total non-current liabilities	96,335	(43,691)	334,394	369,489	756,527
Stockholders’ equity	518,929	569,728	539,825	(1,109,553)	518,929
Total liabilities and stockholders’ equity	$710,527	$796,480	$1,161,193	$(740,064)	$1,928,136

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$9,566	$(85,822)	$47,601	$(12,848)	$(41,503)

Cash Flows from Investing:
Capital expenditures	(132)	(3,415)	(4,673)	—	(8,220)
Proceeds from sale of property, plant and equipment	—	3	2,991	—	2,994
Purchase of marketable securities	(14)	—	—	—	(14)
Intercompany investments	(62,441)	96,186	(46,593)	12,848	—
Net cash provided by (used for) investing activities	(62,587)	92,774	(48,275)	12,848	(5,240)

Cash Flows from Financing:
Payments on long-term debt	(61,250)	—	(6,465)	—	(67,715)
Proceeds from long-term debt	—	—	7,615	—	7,615
Payments on notes financings	—	178	(463)	—	(285)
Dividends paid	(2,101)	—	—	—	(2,101)
Exercises of stock options	3,287	—	—	—	3,287
Net cash provided by (used for) financing activities	(60,064)	178	687	—	(59,199)

Effect of exchange rate changes on cash	—	—	(1,624)	—	(1,624)

Net increase (decrease) in cash and cash equivalents	(113,085)	7,130	(1,611)	—	(107,566)

Balance at beginning of period	135,827	(4,523)	45,111	—	176,415
Balance at end of period	$22,742	$2,607	$43,500	$—	$68,849

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

	Three Months Ended March 31,
	2005	2004
Net sales:
Crane	$357,984	$252,609
Foodservice	118,693	108,024
Marine	60,242	51,193
Total net sales	$536,919	$411,826
Earning from operations:
Crane	$19,549	$9,609
Foodservice	14,194	14,076
Marine	782	4,121
Corporate expense	(5,253)	(5,271)
Total	29,272	22,535
Interest expense	(13,511)	(13,548)
Loss on debt extinguishment	(8,275)	(555)
Other income, net	1,732	1,059
Earnings from continuing operations before taxes on income	$9,218	$9,491

Earnings from operations of the Crane segment includes amortization expense of $0.8 million for both the three months ended March 31, 2005 and 2004.

As of March 31, 2005 and December 31, 2004, the total assets by segment were as follows:

	March 31, 2005	December 31, 2004
Crane	$1,285,388	$1,279,665
Foodservice	332,447	302,865
Marine	131,042	110,336
Corporate	118,632	235,270
Total	$1,867,509	$1,928,136

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Analysis of Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended March 31,
	2005	2004
Net sales:
Crane	$357,984	$252,609
Foodservice	118,693	108,024
Marine	60,242	51,193
Total	$536,919	$411,826

Consolidated net sales for the three months ended March 31, 2005 increased 30.4% to $536.9 million, from $411.8 million for the same period in 2004.  All three of our segments had increased sales during the first quarter of 2005 compared to the first quarter of 2004.

Net sales from the Crane segment for the three months ended March 31, 2005 increased 41.7% to $358.0 million versus $252.6 million for the three months ended March 31, 2004.  Net sales for the quarter ended March 31, 2005 increased over the prior year in all major geographic regions, as well as our aftermarket sales and service business.  From a product line standpoint this sales increase was driven by increased volume of tower and mobile hydraulic cranes worldwide, increases in our aftermarket sales and service business, increased crawler crane sales in Asia, and increased boom truck sales in North America.  In addition, the impact of the stronger Euro in the first quarter of 2005 versus 2004 had an approximate 2% favorable impact on sales.  As of March 31, 2005, total Crane segment backlog was $532.0 million, a 56.5% increase over the December 31, 2004 backlog, which was $340.0 million.

Net sales from the Foodservice segment increased 9.9% to $118.7 million in the three months ended March 31, 2005 versus the three months ended March 31, 2004.  Sales in the Foodservice segment’s ice, beverage and refrigeration divisions all increased for the three months ended March 31, 2005 compared to the same period in 2004.  We are seeing continued improvements in our end markets.  Same-store sales at casual dining and quick-serve restaurants are rising.  Hotels are seeing an increase in revenues and convenience stores continue to perform well.

Net sales from our Marine segment increased 17.7% to $60.2 million in the first quarter of 2005 versus the first quarter of 2004.   The increase in net sales was a result of higher commercial contract revenue from construction contracts awarded to us during late 2003 and early 2004 and a strong winter repair season.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in thousands):

	Three Months Ended March 31,
	2005	2004
Earnings from operations:
Cranes and Related Products	$19,549	$9,609
Foodservice Equipment	14,194	14,076
Marine	782	4,121
General corporate expense	(5,253)	(5,271)
Total	$29,272	$22,535

Consolidated gross profit for the three months ended March 31, 2005 was $98.7 million, an increase of 8.1% over the consolidated gross profit for the same period in 2004 of $91.3 million.  The increase in consolidated gross profit was primarily driven by significantly higher gross profit in the Crane segment on increased volume and productivity gains.  Gross profit in the crane segment was negatively impacted by the continued increases in commodity costs.  First quarter 2005 gross profit of the Foodservice segment was up 3.0% compared to the first quarter of 2004.  The Foodservice segment’s gross profit for the first quarter of 2005 benefited from increased sales, but was negatively impacted by continued increases in commodity costs, net pricing actions, and lower margins in our contract-manufacturing operation.  The Marine segment’s gross profit for the first quarter of 2005 was down significantly from the first quarter of 2004 due to continued impact of commodity costs and labor inefficiencies on certain construction projects.

Engineering, selling and administrative expenses for the first quarter of 2005 were relatively flat at $68.6 million versus $68.0 million for the first quarter of 2004.  All of this slight increase is attributed to the impact of the Euro exchange rates for the three months ended March 31, 2005 versus March 31, 2004.

For the three months ended March 31, 2005 the Crane segment reported net operating earnings of $19.5 million compared to $9.6 million for the three months ended March 31, 2004.  As discussed above, operating earnings were positively impacted by increased volume, the strengthened Euro, productivity gains and leveraged engineering, selling and administrative expenses.  Commodity price increases negatively impacted the Crane segment in the first quarter of 2005.

Operating earnings in the Foodservice segment were relatively flat at $14.2 million during the first quarter of 2005 compared to $14.1 million for the first quarter of 2004.  Operating earnings for the first quarter of 2005 were negatively impacted by continued commodity cost increases and lower margins in our contract-manufacturing operation.  Commodity cost increases negatively impacted the Foodservice segment in the first quarter of 2005 by approximately $1.4 million compared to the first quarter of 2004.  This commodity cost impact is net of pricing actions undertaken by the Foodservice segment.

Marine segment operating earnings decreased $3.3 million to $0.8 million for the first quarter of 2005.  Marine segment operating earnings were negatively impacted by commodity price increases.  Several of our contracts were fixed price contracts which were bid and awarded prior to the unprecedented rise in steel and other commodities during the past year.  Labor inefficiencies were incurred due to a larger mix of first-time or single vessel construction projects.  In addition, higher labor costs on several of the projects as a result of having to utilize subcontract labor due to labor availability because of the number of projects in process at one time in our shipyards coupled with the busy winter repair season also negatively impacted operating earnings.

Analysis of Non-Operating Income Statement Items

Interest expense remained relatively constant at $13.5 million for both the three months ended March 31, 2005 and 2004.  Interest expense savings due to lower debt level at March 31, 2005 compared to March 31, 2004 was offset by higher variable interest rates and the impact of the increase in the Euro exchange rate on our Euro denominated Senior Subordinated note.  The weighted average interest rate on outstanding borrowings at March 31, 2005 was 8.6% compared to 7.8% at March 31, 2004.

In December 2004, we sold, pursuant to an underwritten public offering, approximately 3.0 million shares of our common stock at a price of $36.25 per share.   Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million.  In addition to underwriting discounts and commissions, we estimated we would incur approximately $0.8 million of accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. We used a portion of the proceeds to redeem approximately $61.3 million of the 10 ½% senior subordinated notes due 2012 and to pay the prepayment premium to the note holders of $6.4 million.  We used the balance of the proceeds for general corporate purposes.  On January 10, 2005, we completed the redemption of $61.3 million of the senior subordinated notes due 2012.  As a result of this redemption, we incurred a charge of approximately $8.3 million ($5.4 million net of income taxes) for the early extinguishment of debt related to the premium paid to the note holders of $6.4 million, and the partial write-off of debt issuance costs of $1.9 million.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

During the first quarter of 2004, we recorded a charge of $0.6 million ($0.4 million net of income taxes) related to the partial prepayment of our Term Loan B portion of our senior credit facility.  The loss relates to the write-off of unamortized financing fees and partial unwinding of  our floating-to-fixed interest rate swap.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

As a result of the above, earnings from continuing operations were $9.2 million for the three months ended March 31, 2005 compared to $9.5 million for the three months ended March 31, 2004.

The loss from discontinued operations, net of income taxes, for the three months ended March 31, 2004 reflects the operating results of our discontinued Aerial Work Platform businesses and North Central Crane, our formerly company-owned Midwest crane distributor.

Financial Condition

First Quarter of 2005

During the first quarter of 2005, cash and cash equivalents decreased by $107.6 million as of December 31, 2004 to $68.8 million at March 31, 2005.  As discussed above, on January 10, 2005 we completed the redemption of $61.3 million of our senior subordinated notes due 2012, which also resulted in us paying a premium to the note holders of $6.4 million.  During the quarter, accounts receivable and inventory increased $39.3 million and $61.8 million, respectively.  These increases are primarily the result of higher sales in the Crane and Foodservice segments and increased backlog in the Crane segment.  Offsetting these increases in operating assets was a $40.8 million increase in accounts payable and accrued expenses, primarily as a result of the increased inventory.

Capital expenditures for the quarter were $8.2 million.  The company continues to invest capital in the Foodservice ERP system, the new China manufacturing facilities in both the Crane and Foodservice segments, and new product tooling costs.

During the first quarter of 2005, the company paid a quarterly dividend of $2.1 million dollars.  At its February 2005 meeting, the board of directors approved changing to a quarterly dividend from an annual dividend beginning in the first quarter of 2005.  At that meeting the board approved a first quarter 2005 dividend of $0.07 per share of common stock.

First Quarter of 2004

During the first quarter of 2004, cash and cash equivalents decreased $11.9 million to $33.1 million at March 31, 2004.  Cash flows from continuing operations for the quarter ended March 31, 2004 were negative $6.3 million.  During the first quarter of 2004 we built inventory to accommodate the large increase in backlog for cranes and related products.  In addition, receivables increased approximately $9.9 million as a result of increased sales.  Offsetting the increase in inventory and receivables was an increase in payables of approximately $48.9 million due to purchases of inventory and timing of payments.

Capital expenditures for the quarter were $11.5 million.  The primary reasons for the increase were spending on an ERP system in the Foodservice segment, new equipment purchases in the Marine segment and new product tooling costs.

During the first quarter of 2004, we prepaid approximately $7.9 million of our Term Loan B.

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest on indebtedness, capital expenditures, and dividends. The primary sources of cash for each of these are cash flows from continuing operations and borrowings under our senior credit facility. We had $71.1 million in cash and short term investments along with $92.3 million of unused availability under the terms of the revolving credit portion of our senior credit facility at March 31, 2005.  This availability under the revolving credit portion of our senior credit facility is reduced for outstanding letters of credit of $32.7 million as of March 31, 2005.

Our outstanding debt at March 31, 2005 consisted primarily of our senior notes due 2013, our senior subordinated notes due 2011 and 2012.

The senior credit facility was comprised of $175 million term loan A, a $175 million term loan B, and $125 million revolving credit facility.  During the third quarter of 2004, we prepaid the final outstanding principal balance of the term loan B portion of our senior credit facility totaling $10.0 million.  As of March 31, 2005, we had no amount outstanding under the term loan A, term loan B or revolving credit portions of our senior credit facility.  The term loan A portion of our senior credit facility was prepaid in full during the fourth quarter of 2003.  Substantially all of our domestic tangible and intangible assets are pledged as collateral under the senior credit facility.

Borrowings under the senior credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio, as defined in the senior credit facility. The annual commitment fee in effect on the unused portion of our revolving credit facility at March 31, 2005 was 0.5%.

We had outstanding at March 31, 2005, $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations ranking prior to our 175 million Euro of 10 3/8% Senior Subordinated Notes due 2011 (Senior Subordinated Notes due 2011) ($225.6 million based on March 31, 2005 exchange rates) and $175 million of 10 ½% Senior Subordinated Notes due 2012 (Senior Subordinated Notes due 2012).  Our secured senior indebtedness, including indebtedness under our senior credit facility, ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year, commencing May 1, 2004.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.  In addition, we may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.

We had outstanding at March 31, 2005, 175 million Euro ($225.6 million) of the Senior Subordinated Notes due 2011. The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our senior debt, are equal in rank to our Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on the Senior Subordinated Notes due 2011 is payable semiannually in May and November each year. These notes can be redeemed by us in whole or in part for a premium after May 15, 2006.

We also had outstanding at March 31, 2005, $113.8 million of the Senior Subordinated Notes due 2012. The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our senior debt, are equal in rank to our Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries.  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year.  These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007.  During the fourth quarter of 2004, the company issued approximately 3.0 million shares of its common stock at an offering price of $36.25.  A portion of the net proceeds received from this offering was used to redeem 35% of the Senior Subordinated Notes due 2012.  The redemption was completed on January 10, 2005.

Our senior credit facility, Senior Notes due 2013, and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the senior credit facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio;  consolidated senior leverage ratio; and fixed charge coverage.  These covenants also limited our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, lend money or make advances, create or become subject to liens, and make capital expenditures.  The senior credit facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the senior credit facility.  We were in compliance with all covenants as of March 31, 2005, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the remaining life of the facility.

Recent Accounting Changes and Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for us on January 1, 2006.  We do not believe the adoption of SFAS No. 151 will have a material impact on our Consolidated Financial Statements.

During December 2004, the FASB revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all annual periods beginning after June 15, 2005. We currently account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No employee or outside director compensation costs related to stock option grants are currently reflected in net earnings. We are required to adopt SFAS No. 123-Revised on January 1, 2006. See Note 4, “Stock-Based

Compensation,” for pro forma information if we had elected to adopt the requirements of the previously issued SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for us on July 1, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our Consolidated Financial Statements.

Critical Accounting Policies

Our critical accounting policies have not materially changed since the 2004 Form 10-K was filed.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the 2004 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:  The company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”), we determined that a material weakness identified in our internal control over financial reporting exposed deficiencies in our disclosure controls and procedures, and we concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were ineffective at December 31, 2004.  We have since implemented the remedial measures described in the 2004 Form 10-K to correct those deficiencies.  The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the remedial measures implemented to correct the deficiencies in our disclosure controls and procedures have been effective to correct those deficiencies and that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  In Item 9A of the 2004 Annual Report we reported that we had misapplied Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” to our foreign acquisitions, which resulted in the restatement of our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (“Consolidated Financial Statements”) for the years ended December 31, 2003 and 2002, the interim Consolidated Financial Statements for the first, second and third quarters for 2004 and 2003, and an audit adjustment to the fourth quarter 2004 Consolidated Financial Statements.  The company concluded that this misapplication of SFAS No. 52 constituted a material weakness in our controls over financial reporting.  To correct this material weakness, we notified appropriate internal accounting personnel by memo of the appropriate application of SFAS No. 52 to these situations, and we conducted follow-up training of those personnel regarding the appropriate accounting treatment of foreign exchange rates in connection with the preparation of the company’s financial statements.  Other than these corrective measures with respect to the application of SFAS No. 52, we made no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

(a)          Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2005	The Manitowoc Company, Inc.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

/s/ Maurice D. Jones
Maurice D. Jones
Senior Vice President, General
Counsel and Secretary

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
March 31, 2005

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