Form 10-Q
period 2005-06-30
MANITOWOC CO INC
filed 2005-08-03
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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
Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2005, the most recent practicable date, was 30,117,543.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands, except per-share and average shares data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$616,843	$526,212	$1,153,762	$938,038
Costs and expenses:
Cost of sales	502,179	421,138	940,382	741,647
Engineering, selling and administrative expenses	69,251	69,144	137,873	137,136
Amortization expense	782	767	1,604	1,557
Restructuring and plant consolidation costs	—	801	—	801
Total costs and expenses	572,212	491,850	1,079,859	881,141

Earnings from operations	44,631	34,362	73,903	56,897

Other expenses:
Interest expense	(13,866)	(13,917)	(27,377)	(27,465)
Loss on debt extinguishment	(797)	—	(9,072)	—
Other income (expense), net	546	(267)	2,279	238
Total other expense	(14,117)	(14,184)	(34,170)	(27,227)

Earnings from continuing operations before taxes on income	30,514	20,178	39,733	29,670
Provision for taxes on income	6,459	5,407	9,224	8,159
Earnings from continuing operations	24,055	14,771	30,509	21,511

Discontinued operations:
Loss from discontinued operations, net of income taxes of $(95) and $(282)	—	(228)	—	(1,199)
Gain on sale of discontinued operations, net of income taxes of $291	—	709	—	709

Net earnings	$24,055	$15,252	$30,509	$21,021

Basic earnings per share:
Earnings from continuing operations	$0.80	$0.55	$1.02	$0.81
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.04)
Gain on sale of discontinued operations, net of income taxes	—	0.03	—	0.03
Net earnings	$0.80	$0.57	$1.02	$0.79

Diluted earnings per share:
Earnings from continuing operations	$0.78	$0.54	$1.00	$0.79
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.04)
Gain on sale of discontinued operations, net of income taxes	—	0.03	—	0.03
Net earnings	$0.78	$0.56	$1.00	$0.77

Weighted average shares outstanding - basic	30,097,465	26,727,708	30,049,036	26,697,340
Weighted average shares outstanding - diluted	30,747,905	27,196,924	30,673,796	27,147,693

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of June 30, 2005 and December 31, 2004

(Unaudited)
 (In thousands, except share data)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$69,587	$176,415
Marketable securities	2,273	2,248
Accounts receivable, less allowances of $25,336 and $26,308	300,437	244,335
Inventories – net	337,982	287,036
Deferred income taxes	54,598	60,963
Other current assets	78,999	74,964
Total current assets	843,876	845,961
Property, plant and equipment – net	353,499	357,568
Goodwill	435,725	451,868
Other intangible assets – net	143,517	154,342
Deferred income taxes	48,626	48,490
Other non-current assets	64,460	69,907
Total assets	$1,889,703	$1,928,136

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$551,904	$513,504
Current portion of long-term debt	—	61,250
Short-term borrowings	12,693	10,355
Product warranties	35,729	37,870
Product liabilities	30,424	29,701
Total current liabilities	630,750	652,680
Non-Current Liabilities:
Long-term debt, less current portion	488,030	512,236
Pension obligations	65,285	67,798
Postretirement health and other benefit obligations	54,555	54,097
Long-term deferred revenue	85,473	82,587
Other non-current liabilities	53,084	39,809
Total non-current liabilities	746,427	756,527

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Common stock (39,793,982 shares issued, 30,117,543 and 29,949,715 shares outstanding, respectively)	397	397
Additional paid-in capital	192,933	188,746
Accumulated other comprehensive income	23,821	61,014
Unearned compensation	(1,720)	(47)
Retained earnings	398,699	372,398
Treasury stock, at cost (9,676,439 and 9,844,267 shares, respectively)	(101,604)	(103,579)
Total stockholders’ equity	512,526	518,929
Total liabilities and stockholders’ equity	$1,889,703	$1,928,136

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operations:
Net earnings	$30,509	$21,021
Adjustments to reconcile net earnings to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	—	490
Depreciation	29,024	25,511
Amortization of intangible assets	1,604	1,557
Amortization of deferred financing fees	1,193	1,635
Loss on debt extinguishment	2,641	555
Restructuring and plant consolidation costs	—	801
Deferred income taxes	5,588	(3,186)
Gain on sale of property, plant and equipment	(2,628)	(608)
Changes in operating assets and liabilities, excluding effects of business divestitures:
Accounts receivable	(69,976)	(43,678)
Inventories	(91,562)	(106,814)
Other current assets	(19,785)	(2,873)
Accounts payable and accrued expenses	55,813	66,258
Other liabilities	29,158	31,566
Net cash used for operating activities of continuing operations	(28,421)	(7,765)
Net cash used for operating activities of discontinued operations	—	(555)
Net cash used for operating activities	(28,421)	(8,320)

Cash Flows from Investing:
Capital expenditures	(21,336)	(18,493)
Proceeds from sale of property, plant and equipment	5,352	3,588
Purchase of marketable securities	(25)	(5)
Net cash used for investing activities of continuing operations	(16,009)	(14,910)
Net cash provided by investing activities of discontinued operations	—	9,000
Net cash used for investing activities	(16,009)	(5,910)

Cash Flows from Financing:
Payments on long-term debt	(68,450)	(7,814)
Payments on revolver borrowings - net	10,852	9,711
Proceeds (payments) from notes financing	(1,800)	11,276
Dividends paid	(4,208)	—
Exercises of stock options	6,164	3,368
Debt issue costs	(1,702)	—
Net cash provided by (used for) financing activities	(59,144)	16,541

Effect of exchange rate changes on cash	(3,254)	(328)

Net increase (decrease) in cash and cash equivalents	(106,828)	1,983
Balance at beginning of period	176,415	44,968
Balance at end of period	$69,587	$46,951

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings	$24,055	$15,252	$30,509	$21,021
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	(929)	259	(4,438)	(566)
Foreign currency translation adjustments	(14,658)	(3,960)	(32,755)	(9,018)

Total other comprehensive loss	(15,587)	(3,701)	(37,193)	(9,584)

Comprehensive income (loss)	$8,468	$11,551	$(6,684)	$11,437

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2005 and 2004

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly state the results of operations, cash flows and comprehensive loss for the three and six months ended June 30, 2005 and 2004 and the financial position at June 30, 2005 and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2004.  The consolidated balance sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Discontinued Operations

During the second quarter of 2004, the company completed the sale of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The company received $9.0 million for Delta and certain other assets of the company’s Aerial Work Platform (AWP) businesses.  As a result of the sale and additional reserves for the closures of the other AWP businesses, the company recorded a $1.0 million pre-tax gain ($0.7 million net of taxes).  This gain was recorded in gain on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations in the second quarter of 2004.  Delta was acquired in August 2002 as part of the acquisition of Grove Investors Inc. (Grove).  During December 2003, the company completed plans to restructure its AWP businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dillingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  With the sale of Delta and the closure of the Liftlux and U.S. Manlift operations, the company no longer participates in the aerial work platform market, other than providing aftermarket parts and service support.  The sale of Delta, the closure of Liftlux and the discontinuation of the U.S. Manlift production represent discontinued operations under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of these companies have been classified as discontinued to exclude the results from continuing operations.

The results of operations for the AWP businesses for the three and six months end June 30, 2004 were not significant.  There was no activity related to the AWP businesses during the three and six months ended June 30, 2005.

During the fourth quarter of 2003 the company terminated its distributor agreement with North Central Crane & Excavator Sales Corporation (North Central Crane), a wholly-owned crane distributor.  The company entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.  The termination of North Central Crane represents a discontinued operation under SFAS No. 144, as this was the company’s only wholly-owned domestic crane distributor. The results of this company have been classified as discontinued to exclude the results from continuing operations.

The results of operations for North Central Crane for the three and six months ended June 30, 2004 were not significant.  There was no activity related to North Central Crane during the three and six months ended June 30, 2005.

3. Inventories

The components of inventory at June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30, 2005	December 31, 2004
Inventories - gross:
Raw materials	$127,015	$111,400
Work-in-process	112,708	87,825
Finished goods	156,749	144,480
Total inventories - gross	396,472	343,705
Excess and obsolete inventory reserve	(38,957)	(38,132)
Net inventories at FIFO cost	357,515	305,573
Excess of FIFO costs over LIFO value	(19,533)	(18,537)
Inventories - net	$337,982	$287,036

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 86% and 90% of total inventory at June 30, 2005 and December 31, 2004, respectively.  The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

4. Stock-Based Compensation

The company accounts for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in earnings.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reported net earnings	$24,055	$15,252	$30,509	$21,021
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(1,152)	(1,224)	(2,043)	(2,357)
Pro forma net earnings (loss)	$22,903	$14,028	$28,466	$18,664
Earnings (loss) per share:
Basic - as reported	$0.80	$0.57	$1.02	$0.79
Basic - pro forma	$0.76	$0.52	$0.95	$0.70
Diluted - as reported	$0.78	$0.56	$1.00	$0.77
Diluted - pro forma	$0.74	$0.52	$0.93	$0.69

During May 2005, the company issued a total of 45 thousand shares of restricted stock with a fair market value of $40.56 at the date of grant to certain employees and non-employee directors.  The restricted shares are shares of company stock that cannot be sold or otherwise transferred during a specified vesting period from the date of issuance.  The restrictions on transfer lapse on the third anniversary of the grant date.  When the restrictions lapse, the employee or director will own the shares outright without any payment, except the payment of applicable, federal, state and local withholding taxes.  At the date of grant the company recorded $1.8 million of unearned compensation in stockholders’ equity.  This amount is being recognized as compensation expense over the three year vesting period.  During the three months ended June 30, 2005, the company recognized approximately $0.1 million of compensation expense related to the restricted stock awards.  For the three and six months ended June 30, 2004, the company recognized approximately $0.1 million of compensation expense related to restricted stock which was issued during 2002.

5.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of costs for this site are not yet final.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at June 30, 2005 is $0.6 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of June 30, 2005, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition in 2002 for cranes manufactured in the United States for occurrences from 2000 through October 2002.  As of June 30, 2005, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at June 30, 2005, were $30.4 million; $6.1 million reserved specifically for cases and $24.3 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At June 30, 2005 and December 31, 2004, the company had reserved $43.8 million and $46.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

At June 30, 2005, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $26.4 million.

6. Debt and Loss on Debt Extinguishment

In June 2005, the company entered into a five-year, $300 million, secured revolving credit facility, which replaces the company’s $125 million facility that was due to expire in May 2006.  Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio as defined by the credit agreement.  The annual commitment fee in effect at June 30, 2005 on the unused portion of the revolving credit facility was 0.25%.  As of June 30, 2005, there was no amount outstanding under the revolving credit facility.  During June 2005, the company recorded a charge of $0.8 million ($0.6 million net of income taxes) for deferred financing costs related to the termination of the $125 million revolving credit facility.

In December 2004, the company sold, pursuant to an underwritten public offering, approximately 3.0 million shares of its common stock at a price of $36.25 per share.   Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million.  In addition to underwriting discounts and commissions, the company incurred approximately $0.6 million of accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. The company used a portion of the proceeds to redeem approximately $61.3 million of the 10 ½% senior subordinated notes due 2012 and to pay the prepayment premium to the note holders of $6.4 million.  The company used the balance of the proceeds for general corporate purposes.

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

7.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	30,097,465	26,727,708	30,049,036	26,697,340
Effect of dilutive securities - stock options and restricted stock	650,440	469,216	624,760	450,353
Diluted weighted average common shares outstanding	30,747,905	27,196,924	30,673,796	27,147,693

For the three and six months ended June 30, 2005, 0.4 million of common shares issuable upon the exercise of stock options, and for the three and six months ended June 30, 2004, 0.2 million of common shares issuable upon the exercise of stock options were, anti-dilutive and were excluded from the calculation of diluted earnings per share.

8. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at June 30, 2005 and December 31, 2004 was $126.4 million and $124.1 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at June 30, 2005 was $113.1 million.  This amount is not reduced for amounts the company may recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2010.

During the six months ended June 30, 2005 and the twelve months ended December 31, 2004, the company sold $0.9  million and $25.8 million, respectively, of its long term notes receivable to third party financing companies. The company fully guarantees collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in other non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other non-current liabilities in the Consolidated Balance Sheet.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statement of Cash Flows.  During the six months ended June 30, 2005 the customers have paid $2.7 million of the notes to the third party financing companies.  As of June 30, 2005, the outstanding balance of the notes receivables guaranteed by the company was $21.4 million.

The company also has an accounts receivable factoring arrangement with a bank.  Under this arrangement, the company is required to repurchase from the bank the first $1.0 million and amounts greater than $1.5 million of the aggregate uncollected receivables during a twelve-month period.  The company’s contingent factoring liability, net of cash collected from customers was $19.1 million and $39.4 million at June 30, 2005 and December 31, 2004, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the six months ended June 30, 2005 and 2004.

	2005	2004
Balance at beginning of period	$46,509	$41,770
Accruals for warranties issued during the period	17,702	11,975
Settlements made (in cash or in kind) during the period	(17,903)	(14,700)
Currency translation	(2,487)	(352)
Balance at end of period	$43,821	$38,693

9. Restructuring and Plant Consolidation

During the second quarter of 2004, the company recorded $0.8 million of restructuring charge.  The restructuring charge relates to costs incurred during the second quarter of 2004 for the consolidation of certain of our European crane facilities.  These charges have been included in restructuring and plant consolidation costs in the Consolidated Statement of Operations for the three and six months ended June 30, 2004.  All restructuring reserve has been utilized as of June 30, 2005.

During the second quarter of 2002, the company finalized the purchase accounting for the acquisition of Potain SA (Potain), which included recording an $8.1 million liability associated with certain restructuring and integration activities.  To achieve reductions in operating costs and to integrate the operations of Potain, the company recorded an $8.1 million liability related primarily to employee severance benefits for workforce reductions.  Approximately 135 hourly and salaried positions were eliminated.  To date the company has utilized approximately $5.1 million of this liability.  The remainder of this reserve will be utilized through 2006 based upon the underlying contractual arrangements.

During the fourth quarter of 2002, the company completed certain integration activities related to the Grove acquisition and other restructuring activities in the Crane segment.  The total amount recognized by the company for these integration and restructuring activities was $12.1 million.  Of this amount $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during the fourth quarter of 2002.  These actions were taken in an effort to achieve reductions in operating costs, integrate and consolidate certain operations and functions within the segment and to utilize available capacity.  The $4.4 million recorded in Grove’s opening balance sheet related to severance and other employee related costs for headcount reductions at various Grove facilities.  The $7.7 million charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc and Potain facilities, $2.7 million related to the write-down of certain property, plant and equipment, and $1.0 million related to lease termination costs.  In total, approximately 600 hourly and salaried positions were eliminated and four facilities were consolidated into other Crane operations.  To date, the company has utilized approximately $10.0 million of the total $12.1 million reserve which includes $2.7 million non-cash write-down of property, plant and equipment, and $7.3 million cash paid to employees for severance and for lease payments.  The remaining $2.1 million reserve is recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet and will be utilized by the company during the remainder of 2005.

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

The components of periodic benefit costs for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$300	$225	$—	$600	$450
Interest cost of projected benefit obligations	1,599	1,031	833	3,199	2,062	1,667
Expected return on plan assets	(1,609)	(768)	—	(3,219)	(1,537)	—
Amortization of transition obligation	3	—	—	5	—	—
Amortization of prior service costs	1	(9)	—	1	(18)	—
Amortization of actuarial net (gain) loss	98	(13)	16	197	(26)	33
Net periodic benefit costs	$92	$541	$1,074	$183	$1,081	$2,150
Weighted average assumptions:
Discount rate	5.75%	4.75%	5.75%	5.75%	4.75%	5.75%
Expected return on plan assets	8.25%	5.25%	N/A	8.25%	5.25%	N/A
Rate of compensation increase	N/A	3.50%	N/A	N/A	3.50%	N/A

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$285	$221	$—	$569	$442
Interest cost of projected benefit obligations	1,582	958	868	3,165	1,917	1,735
Expected return on plan assets	(1,548)	(696)	—	(3,095)	(1,392)	—
Amortization of transition obligation	3	—	—	5	—	—
Amortization of prior service costs	1	—	—	1	—	—
Amortization of actuarial net (gain) loss	21	(16)	18	43	(33)	37
Net periodic benefit costs	$59	$531	$1,107	$119	$1,061	$2,214
Weighted average assumptions:
Discount rate	6.25%	5.25%	6.25%	6.25%	5.25%	6.25%
Expected return on plan assets	8.50%	5.25%	N/A	8.50%	5.25%	N/A
Rate of compensation increase	N/A	3.50%	N/A	N/A	3.50%	N/A

11. Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2004 and six months ended June 30, 2005 are as follows:

	Cranes and	Foodservice
	Related Products	Equipment	Marine	Total

Balance January 1, 2004	$205,022	$186,486	$47,417	$438,925
Tax adjustments related to purchase accounting	950	(360)	—	590
Foreign currency impact	12,353	—	—	12,353
Balance as of December 31, 2004	218,325	186,126	47,417	451,868
Foreign currency impact	(16,143)	—	—	(16,143)
Balance as of June 30, 2005	$202,182	$186,126	$47,417	$435,725

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of June 30, 2005 and December 31, 2004:

	June 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Trademarks and tradenames	$93,469	$—	$93,469	$99,224	$—	$99,224
Patents	29,246	(6,945)	22,301	30,899	(5,542)	25,357
Engineering drawings	10,918	(2,720)	8,198	11,053	(2,519)	8,534
Distribution network	19,549	—	19,549	21,227	—	21,227
	$153,182	$(9,665)	$143,517	$162,403	$(8,061)	$154,342

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2005
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$388,837	$303,646	$(75,640)	$616,843
Costs and expenses:
Cost of sales	—	331,066	246,753	(75,640)	502,179
Engineering, selling and administrative expense	5,509	35,477	28,265	—	69,251
Amortization expense	—	206	576	—	782

Total costs and expenses	5,509	366,749	275,594	(75,640)	572,212

Earnings (loss) from operations	(5,509)	22,088	28,052	—	44,631

Other income (expense):
Interest expense	(12,047)	(692)	(1,127)	—	(13,866)
Management fee income (expense)	6,048	(6,048)	—	—	—
Loss on debt extinguishment	(797)	—	—	—	(797)
Other income (expense), net	10,233	(4,515)	(5,172)	—	546
Total other income (expense)	3,437	(11,255)	(6,299)	—	(14,117)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(2,072)	10,833	21,753	—	30,514
Provision (benefit) for taxes on income	725	(3,791)	9,525	—	6,459
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(2,797)	14,624	12,228	—	24,055
Equity in earnings of subsidiaries	26,852	—	—	(26,852)	—
Net earnings (loss)	$24,055	$14,624	$12,228	$(26,852)	$24,055

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2004
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$345,182	$225,602	$(44,572)	$526,212
Costs and expenses:
Cost of sales	—	283,058	182,652	(44,572)	421,138
Engineering, selling and administrative expense	5,570	36,980	26,594	—	69,144
Amortization expense	—	170	597	—	767
Restructuring	—	81	720	—	801
Total costs and expenses	5,570	320,289	210,563	(44,572)	491,850

Earnings (loss) from operations	(5,570)	24,893	15,039	—	34,362

Other income (expense):
Interest expense	(12,136)	(490)	(1,291)	—	(13,917)
Management fee income (expense)	4,809	(4,809)	—	—	—
Other income (expense), net	9,284	(6,276)	(3,275)	—	(267)
Total other income (expense)	1,957	(11,575)	(4,566)	—	(14,184)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(3,613)	13,318	10,473	—	20,178
Provision (benefit) for taxes on income	23	(85)	5,469	—	5,407
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(3,636)	13,403	5,004		14,771
Equity in earnings of subsidiaries	18,888	—	—	(18,888)	—
Earnings (loss) from continuing operations before discontinued operations	15,252	13,403	5,004	(18,888)	14,771
Discontinued operations:
Gain (loss) from discontinued operations, net of income taxes	—	(373)	145	—	(228)
Gain on sale of discontinued operations, net of income taxes	—		709	—	709
Net earnings (loss)	$15,252	$13,030	$5,858	$(18,888)	$15,252

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2005
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$726,216	$558,364	$(130,818)	$1,153,762
Costs and expenses:
Cost of sales	—	613,177	458,023	(130,818)	940,382
Engineering, selling and administrative Expense	10,762	70,554	56,557	—	137,873
Amortization expense	—	377	1,227	—	1,604
Total costs and expenses	10,762	684,108	515,807	(130,818)	1,079,859

Earnings (loss) from operations	(10,762)	42,108	42,557	—	73,903

Other income (expense):
Interest expense	(23,954)	(1,383)	(2,040)	—	(27,377)
Management fee income (expense)	12,096	(12,096)	—	—	—
Loss on debt extinguishment	(9,072)				(9,072)
Other income (expense), net	19,899	(10,373)	(7,247)	—	2,279
Total other income (expense)	(1,031)	(23,852)	(9,287)	—	(34,170)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(11,793)	18,256	33,270	—	39,733
Provision (benefit) for taxes on income	(2,601)	(1,254)	13,079	—	9,224
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(9,192)	19,510	20,191	—	30,509
Equity in earnings of subsidiaries	39,701	—	—	(39,701)	—
Net earnings (loss)	$30,509	$19,510	$20,191	$(39,701)	$30,509

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2004
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$610,088	$414,659	$(86,709)	$938,038
Costs and expenses:
Cost of sales	—	494,606	333,750	(86,709)	741,647
Engineering, selling and administrative expense	10,841	71,291	55,004	—	137,136
Amortization expense	—	340	1,217	—	1,557
Restructuring	—	81	720	—	801
Total costs and expenses	10,841	566,318	390,691	(86,709)	881,141

Earnings (loss) from operations	(10,841)	43,770	23,968	—	56,897

Other expense:
Interest expense	(24,103)	(988)	(2,374)	—	(27,465)
Management fee income (expense)	9,618	(9,618)	—	—	—
Other income (expense), net	18,929	(9,674)	(9,017)	—	238
Total other expense	4,444	(20,280)	(11,391)	—	(27,227)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(6,397)	23,490	12,577	—	29,670
Provision (benefit) for taxes on income	(1,060)	3,873	5,346	—	8,159
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(5,337)	19,617	7,231	—	21,511
Equity in earnings of subsidiaries	26,358	—	—	(26,358)	—
Earnings (loss) from continuing operations before discontinued operations	21,021	19,617	7,231	(26,358)	21,511
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(750)	(449)	—	(1,199)
Loss on sale of discontinued operations, net of income taxes	—	—	709	—	709
Net earnings (loss)	$21,021	$18,867	$7,491	$(26,358)	$21,021

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of June 30, 2005
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$29,182	$4,975	$35,430	$—	$69,587
Marketable securities	2,273	—	—	—	2,273
Accounts receivable – net	103	119,204	181,130	—	300,437
Inventories – net	—	145,543	192,439	—	337,982
Deferred income taxes	43,658	—	10,940	—	54,598
Other current assets	296	64,148	14,555	—	78,999
Total current assets	75,512	333,870	434,494	—	843,876

Property, plant and equipment – net	11,411	163,798	178,290	—	353,499
Goodwill	—	291,663	144,062	—	435,725
Other intangible assets – net	—	54,681	88,836	—	143,517
Deferred income taxes	18,531	—	30,095	—	48,626
Other non-current assets	28,446	17,566	18,448	—	64,460
Investment in affiliates	459,560	89,804	187,256	(736,620)	—
Total assets	$593,460	$951,382	$1,081,481	$(736,620)	$1,889,703

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$23,351	$254,178	$274,375	$—	$551,904
Short-term borrowings	—	—	12,693	—	12,693
Product warranties	—	17,789	17,940	—	35,729
Product liabilities	—	28,205	2,219	—	30,424
Total current liabilities	23,351	300,172	307,227	—	630,750

Non-Current Liabilities:
Long-term debt, less current portion	476,602	—	11,428	—	488,030
Pension obligations	19,815	14,847	30,623	—	65,285
Postretirement health and other benefit obligations	54,555	—	—	—	54,555
Intercompany	(513,102)	1,418	128,061	383,623	—
Long-term deferred income	—	28,057	57,416	—	85,473
Other non-current liabilities	19,713	17,212	16,159	—	53,084
Total non-current liabilities	57,583	61,534	243,687	383,623	746,427

Stockholders’ equity	512,526	589,676	530,567	(1,120,243)	512,526

Total liabilities and stockholders’ equity	$593,460	$951,382	$1,081,481	$(736,620)	$1,889,703

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2004
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$135,827	$(4,523)	$45,111	$—	$176,415
Marketable securities	2,248	—	—	—	2,248
Accounts receivable - net	114	89,890	154,331	—	244,335
Inventories - net	—	103,687	183,349	—	287,036
Deferred income taxes	41,271	—	19,692	—	60,963
Other current assets	613	49,045	25,306	—	74,964
Total current assets	180,073	238,099	427,789	—	845,961

Property, plant and equipment - net	11,817	161,722	184,029	—	357,568
Goodwill	5,434	246,538	199,896	—	451,868
Other intangible assets - net	—	41,614	112,728	—	154,342
Deferred income taxes	18,373	2	30,115		48,490
Other non-current assets	35,270	17,314	17,323	—	69,907
Investment in affiliates	459,560	91,191	189,313	(740,064)	—
Total assets	$710,527	$796,480	$1,161,193	$(740,064)	$1,928,136

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$34,013	$223,746	$255,745	$—	$513,504
Current portion of long-term debt	61,250	—	—	—	61,250
Short-term borrowings	—	—	10,355	—	10,355
Product warranties	—	19,306	18,564	—	37,870
Product liabilities	—	27,391	2,310	—	29,701
Total current liabilities	95,263	270,443	286,974	—	652,680

Non-Current Liabilities:
Long-term debt, less current portion	504,880	—	7,356	—	512,236
Pension obligations	19,419	15,065	33,314	—	67,798
Postretirement health and other benefit obligations	54,097	—	—	—	54,097
Long-term deferred revenue	—	31,605	50,982	—	82,587
Intercompany	(497,236)	(108,824)	236,571	369,489	—
Other non-current liabilities	15,175	18,463	6,171	—	39,809
Total non-current liabilities	96,335	(43,691)	334,394	369,489	756,527

Stockholders’ equity	518,929	569,728	539,825	(1,109,553)	518,929

Total liabilities and stockholders’ equity	$710,527	$796,480	$1,161,193	$(740,064)	$1,928,136

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005
(In thousands)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$27,244	$(37,502)	$21,538	$(39,701)	$(28,421)

Cash Flows from Investing:
Capital expenditures	(479)	(8,992)	(11,865)	—	(21,336)
Proceeds from sale of property, plant and equipment	—	39	5,313	—	5,352
Purchase of marketable securities	(25)	—	—	—	(25)
Intercompany investments	(72,390)	56,581	(23,892)	39,701	—
Net cash provided by (used for) investing activities of continuing operations	(72,894)	47,628	(30,444)	39,701	(16,009)

Cash Flows from Financing:
Retirement of long term debt	(61,250)	—	(7,200)	—	(68,450)
Proceeds from (retirements of) notes payable	—	—	10,852	—	10,852
Proceeds from receivable financing	—	(628)	(1,172)	—	(1,800)
Debt issue costs	(1,702)	—	—	—	(1,702)
Dividends paid	(4,208)	—	—	—	(4,208)
Exercises of stock options	6,164	—	—	—	6,164
Net cash provided by (used for) financing Activities	(60,996)	(628)	2,480	—	(59,144)

Effect of exchange rate changes on cash	—	—	(3,254)	—	(3,254)

Net increase (decrease) in cash and cash equivalents	(106,646)	9,498	(9,680)	—	(106,828)

Balance at beginning of period	135,827	(4,523)	45,111	—	176,415
Balance at end of period	$29,181	$4,975	$35,431	$—	$69,587

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2004
(In thousands)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$42,916	$4,547	$(30,134)	$(25,649)	$(8,320)

Cash Flows from Investing:
Capital expenditures	(2,524)	(10,178)	(5,791)	—	(18,493)
Proceeds from sale of property, plant and equipment	40	738	2,810	—	3,588
Purchase of marketable securities	(5)	—	—	—	(5)
Intercompany investments	(20,747)	(5,163)	261	25,649	—
Net cash provided by (used for) investing activities of continuing operations	(23,236)	(14,603)	(2,720)	25,649	(14,910)
Net cash provided by investing activities of discontinued operations	—	—	9,000	—	9,000
Net cash provided by (used for) investing activities	(23,236)	(14,603)	6,280	25,649	(5,910)

Cash Flows from Financing:
Proceeds from (payments on) long-term debt	(7,710)	—	9,607	—	1,897
Proceeds from notes financing	—	11,276	—	—	11,276
Exercises of stock options	3,368	—	—	—	3,368
Net cash provided by (used for) financing activities	(4,342)	11,276	9,607	—	16,541

Effect of exchange rate changes on cash	—	—	(328)	—	(328)

Net increase (decrease) in cash and cash equivalents	15,338	1,220	(14,575)	—	1,983

Balance at beginning of period	11,816	(100)	33,252	—	44,968
Balance at end of period	$27,154	$1,120	$18,677	$—	$46,951

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales:
Crane	$427,011	$331,783	$784,995	$584,392
Foodservice	126,452	130,947	245,145	238,971
Marine	63,380	63,482	123,622	114,675
Total net sales	$616,843	$526,212	$1,153,762	$938,038
Earnings (loss) from operations:
Crane	$34,715	$16,442	$54,264	$26,050
Foodservice	18,167	20,778	32,361	34,854
Marine	(2,742)	2,714	(1,960)	6,835
Corporate expense	(5,509)	(5,572)	(10,762)	(10,842)
Operating earnings	44,631	34,362	73,903	56,897
Interest expense	(13,866)	(13,917)	(27,377)	(27,465)
Loss on debt extinguishment	(797)	—	(9,072)	—
Other income (expense), net	546	(267)	2,279	238
Earnings from continuing operations before taxes on income	$30,514	$20,178	$39,733	$29,670

Crane segment operating earnings for both the three and six months ended June 30, 2005 and 2004 includes amortization expense of $0.8 million and $1.6 million, respectively.  Crane segment operating earnings for the three and six months ended June 30, 2004 includes a charge of $0.8 million related to restructuring activities (see Note 9. “Restructuring and Plant Consolidation”).

As of June 30, 2005 and December 31, 2004, the total assets by segment were as follows:

	June 30, 2005	December 31, 2004
Crane	$1,295,490	$1,279,665
Foodservice	342,080	302,865
Marine	131,899	110,336
Corporate	120,234	235,270
Total	$1,889,703	$1,928,136

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Analysis of Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales:
Cranes and Related Products	$427,011	$331,783	$784,995	$584,392
Foodservice Equipment	126,452	130,947	245,145	238,971
Marine	63,380	63,482	123,622	114,675
Total net sales	$616,843	$526,212	$1,153,762	$938,038

Consolidated net sales for the three months ended June 30, 2005 increased 17.2% to $616.8 million, from $526.2 million for the same period in 2004.  The increase in sales was driven by the Crane segment and was partially offset by lower sales in both the Foodservice segment.  Consolidated net sales for the six months ended June 30, 2005 increased 23.0% to $1.2 billion, from $938.0 million for the same period in 2004.  All three of our segments had increased sales during the first half of 2005 compared to the first half of 2004.

Net sales from the Crane segment for the three months ended June 30, 2005 increased 28.7% to $427.0 million versus $331.8 million for the three months ended June 30, 2004.  For the six months ended June 30, 2005, net sales increased 34.3% to $785.0 million compared to $584.4 for the first six months of 2004.  Net sales for the quarter and six months ended June 30, 2005 increased over the prior year in all major geographic regions, as well as our aftermarket sales and service business.  From a product line standpoint this sales increase was driven by increased volume of tower and mobile hydraulic cranes worldwide, increases in our aftermarket sales and service business, increased crawler crane sales in Europe and Asia, and increased boom truck sales in North America.  In addition, the impact of the stronger average Euro exchange rate in the three and six months ended June 30, 2005 versus the same periods in 2004 had an approximate 2% favorable impact on sales for both periods.  As of June 30, 2005, total Crane segment backlog was $530.0 million, a 55.9% increase over the December 31, 2004 backlog, which was $340.0 million.

Net sales from the Foodservice segment decreased 3.4% to $126.5 million in the three months ended June 30, 2005 versus the three months ended June 30, 2004.  Net sales from the Foodservice segment for the six months ended June 30, 2005 increased 2.6% to $245.1 million compared to $239.0 million.  The reduction in sales from quarter-to-quarter was the result of lower sales in the ice division, offset slightly by higher sales in the beverage and refrigeration divisions.  Sales in the ice division were impacted by a cooler than normal second quarter of 2005.  In addition, during the second quarter of 2004, sales accelerated in response to an announced price increase, which took effect on July 1, 2004.

Net sales from the Marine segment of $63.4 million in the second quarter of 2005 were flat compared to the second quarter of 2004.  For the six months ended June 30, 2005, sales of $123.7 million were 7.8% above sales for the first half of 2004.

The increase in net sales for the six months ended June 30, 2005 was a result of higher commercial contract revenue and a strong winter repair season.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Earnings from operations:
Cranes and Related Products	$34,715	$16,442	$54,264	$26,050
Foodservice Equipment	18,167	20,778	32,361	34,854
Marine	(2,742)	2,714	(1,960)	6,835
Corporate expense	(5,509)	(5,572)	(10,762)	(10,842)
Total	$44,631	$34,362	$73,903	$56,897

Consolidated gross profit for the three months ended June 30, 2005 was $114.7 million, an increase of 9.1% over the consolidated gross profit of $105.1 million for the same period in 2004.  Consolidated gross profit for the six months ended June 30, 2005 was $213.4 million, an increase of 8.7% over the consolidated gross profit of $196.4 million for the same period in 2004.  The increase in consolidated gross profit was primarily driven by significantly higher gross profit in the Crane segment on increased volume and productivity gains.  Gross profit margin in the crane segment improved by 1.2% in the second quarter of 2005 compared to the same period in 2004.  Second quarter 2005 gross profit for the Foodservice segment was down 6.1% compared to the second quarter of 2004.  The Foodservice segment’s gross profit for the second quarter of 2005 was impacted by lower sales volume as explained above and product sales mix during the quarter. The Marine segment’s gross profit for both the three and six months ended June 30, 2005 was down significantly from the three and six months ended June 30, 2004 due to the continued effects of labor inefficiencies and cost overruns experienced on specific construction contracts.

Engineering, selling and administrative expenses for the second quarter of 2005 were relatively flat at $69.3 million versus $69.1 million for the second quarter of 2004.  For the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004, engineering expense increases and Euro exchange rate increases were offset by lower selling expenses (primarily in the Foodservice segment).  For the six months ended June 30, 2005, engineering, selling and administrative expenses were relatively flat with the six months ended June 30, 2004.

For the three months ended June 30, 2005, the Crane segment reported net operating earnings of $34.7 million compared to $16.4 million for the three months ended June 30, 2004.   For the six months ended June 30, 2005, the Crane segment reported net operating earnings of $54.3 million compared to $26.1 million for the six months ended June 30, 2004.  Crane segment operating earnings for both the three and six months ended June 30, 2005 and 2004 include amortization expense of $0.8 million and $1.6 million, respectively.  In addition, operating earnings for the three and six months ended June 30, 2004 include a charge of $0.8 million associated with restructuring activities.  The restructuring charge relates to costs incurred during the second quarter of 2004 for the consolidation of certain of our European crane facilities.  These charges have been included in restructuring and plant consolidation costs in the Consolidated Statement of Operations for the three and six months ended June 30, 2004.  Operating earnings of the Crane segment for both the three and six months ended June 30, 2005, were positively impacted by increased volume across all regions and products, other than North America crawler cranes, the strengthened Euro, productivity gains as a result of consolidation efforts during the past several years and more effective leveraging of engineering, selling and administrative expenses on higher sales volumes.

Operating earnings in the Foodservice segment decreased 12.6% to $18.2 million for the second quarter of 2005 compared to $20.8 million for the second quarter of 2004.  Operating earnings in the Foodservice segment decreased 7.2% to $32.4 million for the six months ended June 30, 2005 compared to $34.9 million for the same period in 2004.   These decreases were the result of decreased sales, which we believe is due to the cooler start to the summer, unfavorable product mix, and lower margins in our contract-manufacturing operation due to fixed contract prices.

Marine segment operating results decreased $5.5 million to a loss of $2.7 million for the second quarter of 2005.  Year-to-date operating results are at a loss of $2.0 million.  Marine segment operating results continue to be negatively affected by material increases and production inefficiencies on certain specific construction contracts.  Several of our contracts were fixed price contracts which were bid and awarded prior to the unprecedented rise in steel and other commodities during the past year.  Labor inefficiencies were incurred due to a larger mix of first-time or single vessel construction projects.  The large number of projects in process at the same time in our shipyards, a shortage of available specific skilled labor and project rework requirements all resulted in greater than normal utilization of subcontract labor, which drove up costs for labor.

Analysis of Non-Operating Income Statement Items

Interest expense for the three and six months ended June 30, 2005 was flat compared to the three and six months ended June 30, 2004.  Lower average debt levels and reduced Euro exchange rate were offset by an increase in the variable interest rate portion of outstanding debt balances.

During June 2005, we recorded a charge of $0.8 million ($0.6 million net of income taxes) to write-off deferred financing costs related to the termination of our $125 million revolving credit facility.  In addition, on January 10, 2005, we completed the redemption of $61.3 million of the 10 ½% senior subordinated notes due 2012.  As a result of this redemption, we incurred a charge of approximately $8.3 million ($5.4 million net of income taxes) for the early extinguishment of debt related to the prepayment premium of $6.4 million paid to the note holders, and the partial write-off of debt issuance costs of $1.9 million.  Both of these charges were recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

The effective tax rate for the six months ended June 30, 2005 was 23.2% compared to 27.5% for the six months ended June 30, 2004.  The lower effective tax rate in 2005 compared to 2004 was the result of the realization of certain tax benefits during the quarter that were previously reserved against due to their uncertainty.

As a result of the above, earnings from continuing operations were $24.1 million and $30.5 million for the three and six months ended June 30, 2005, respectively, compared to $14.8 million and $21.5 million for the three and six months ended June 30, 2004, respectively.

The loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2004 reflects the operating results of our discontinued Aerial Work Platform (AWP) businesses and North Central Crane & Excavator Sales Corporation (North Central Crane).

During the second quarter of 2004, we completed the sale of our wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  We received $9.0 million for Delta and certain other assets of our Aerial Work Platform (AWP) businesses.  As a result of the sale and additional reserves for the closures of the other AWP businesses, we recorded a $1.0 million pre-tax gain ($0.7 million net of taxes).  This gain was recorded in gain on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations in the second quarter of 2004.  Delta was acquired in August 2002 as part of the acquisition of Grove Investors Inc. (Grove).  During December 2003, we completed plans to restructure our AWP businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dillingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  With the sale of Delta and the closure of the Liftlux and U.S. Manlift operations, we no longer participate in the aerial work platform market, other than providing aftermarket parts and service support.

During the fourth quarter of 2003 we terminated our distributor agreement with North Central Crane, a wholly-owned crane distributor.  We entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.

Financial Condition

First Six Months of 2005

During the first six months of 2005, cash and cash equivalents decreased by $106.8 million.  On January 10, 2005 we completed the redemption of $61.3 million of our 10 ½% senior subordinated notes due 2012, which required us to pay a premium to the note holders of $6.4 million.  During the first half of 2005, accounts receivable and inventory increased $70.0 million and $91.6 million, respectively.  These increases are primarily the result of higher sales in the Crane segment, increased backlog in the Crane segment and traditional seasonal inventory build-up in the Foodservice segment.  Offsetting these increases in operating assets was a $55.8 million increase in accounts payable and accrued expenses, primarily associated with the increased inventory.

Capital expenditures for the first six months of 2005 were $21.3 million.  The company continues to invest capital in the Foodservice ERP system, the new China manufacturing facilities in the Crane and Foodservice segments, production machinery and equipment, and new product tooling.

During the first half of 2005, the company paid two quarterly dividends totaling $4.2 million.  At its February 2005 meeting, the board of directors approved changing to a quarterly dividend from an annual dividend beginning in the first quarter of 2005.

As discussed in the liquidity and capital resources section below, during June 2005, we entered into a new five year, $300.0 million secured revolving credit facility.  As a result, we incurred approximately $1.7 million of debt issuance costs.

First Six Months of 2004

During the first six months of 2004, cash and cash equivalents increased approximately $2.0 million to $47.0 million at June 30, 2004.  During the first six months of 2004 we built inventory to accommodate the large increase in backlog in the Crane segment.  In addition, receivables increased approximately $43.7 million as a result of increased sales.  Offsetting the increase in inventory and receivables were net earnings of $21.0 million and an increase in payables and accrued expenses of approximately $66.3 million due to purchases of inventory and timing of payments.

Capital expenditures for the first six months of 2004 were $18.5 million.  The primary capital expenditures related to spending on an ERP system in the Foodservice segment, new equipment purchases in the Marine segment and new product tooling costs. In addition, the company received $9.0 million of cash from the sale of Delta during the second quarter of 2004.  These cash proceeds are reported in the discontinued operations section of the cash flow from investing activities.

During the first six months of 2004, we prepaid approximately $7.9 million of the Term Loan B portion of our senior credit facility.

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest on indebtedness, capital expenditures, and dividends. The primary sources of cash for each of these are cash flows from continuing operations and borrowings under our senior secured revolving credit facility. We had $71.9 million in cash and short term investments along with $294.1 million of unused availability under the terms of the revolving credit facility at June 30, 2005.  The secured revolving credit facility provides us with the option to increase the line to $550 million under the same terms at a later date.

Our outstanding debt at June 30, 2005 consisted primarily of our senior notes due 2013, and our senior subordinated notes due 2011 and 2012.

In June 2005, we entered into a five year, $300 million, secured revolving credit facility, which replaces our $125 million facility that was due to expire in May 2006.  Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio as defined by the credit agreement.  The annual commitment fee in effect at June 30, 2005 on the unused portion of the revolving credit facility was 0.25%.  As of June 30, 2005, there was no amount outstanding under the revolving credit facility.

We had outstanding at June 30, 2005, $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations ranking prior to our 175 million Euro of 10 3/8% Senior Subordinated Notes due 2011 (Senior Subordinated Notes due 2011) ($212.9 million based on June 30, 2005 exchange rates) and $113.8 million of 10 ½% Senior Subordinated Notes due 2012 (Senior Subordinated Notes due 2012).  Our secured senior indebtedness, including indebtedness under our revolving credit facility, ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year, commencing May 1, 2004.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.  In addition, we may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.

We had outstanding at June 30, 2005, 175 million Euro ($212.9 million based on June 30, 2005 exchange rates) of the Senior Subordinated Notes due 2011. The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our senior debt, are equal in rank to our Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on the Senior Subordinated Notes due 2011 is payable semiannually in May and November each year. These notes can be redeemed by us in whole or in part for a premium after May 15, 2006.

We also had outstanding at June 30, 2005, $113.8 million of the Senior Subordinated Notes due 2012. The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our senior debt, are equal in rank to our Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries.  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year.  These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007.  During the fourth quarter of 2004, the company issued approximately 3.0 million shares of its common stock at an offering price of $36.25.  A portion of the net proceeds received from this offering was used to redeem 35% of the Senior Subordinated Notes due 2012.  The redemption was completed on January 10, 2005.

Our revolving credit facility, Senior Notes due 2013, and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the revolving credit facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio.  These covenants also limit our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  The revolving credit facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the revolving credit facility.  We were in compliance with all covenants as of June 30, 2005, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

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

Critical Accounting Policies

Our critical accounting policies have not significantly changed since the 2004 Form 10-K was filed.

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

Changes in Internal Controls Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  During the period covered by this report, we implemented a new ERP system at Manitowoc Ice, Inc.  The implementation was completed in the beginning of May 2005.  Other than the ERP system implementation, we made no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of the company’s shareholders on May 3, 2005, management’s nominees named below were elected as directors by the indicated votes cast for each nominee:

Name of Nominee	For	Withheld

Dean H. Anderson	25,421,803	2,043,592
Keith D. Nosbusch	27,191,180	274,215
Robert S. Throop	27,020,771	444,624

The directors elected above will serve until the Annual Meeting of Shareholders to be held in the year 2007.  The following other directors continue in office:

Virgis W. Colbert

Daniel W. Duval

Terry D, Growcock

Kenneth W. Krueger

James L. Packard

Robert C. Stift

Further information concerning the matter voted upon at the 2005 Annual Meeting of Shareholders is contained in the company’s proxy statement dated April 12, 2005 with respect to the 2005 Annual Meeting.

Item 6.  Exhibits

(a)          Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2005	The Manitowoc Company, Inc.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

/s/ Maurice D. Jones
Maurice D. Jones
Senior Vice President, General
Counsel and Secretary

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
June 30, 2005

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