Form 10-Q
period 2005-09-30
MANITOWOC CO INC
filed 2005-11-07
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2005, the most recent practicable date, was 30,252,020.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)
(In thousands, except per-share and average shares data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$564,913	$460,818	$1,664,792	$1,337,453
Costs and expenses:
Cost of sales	454,538	367,834	1,343,249	1,056,490
Engineering, selling and administrative expenses	69,168	62,695	205,524	198,106
Amortization expense	732	777	2,335	2,333
Restructuring and plant consolidation costs	3,242	175	3,242	975
Total costs and expenses	527,680	431,481	1,554,350	1,257,904

Earnings from operations	37,233	29,337	110,442	79,549

Other expenses:
Interest expense	(13,547)	(14,071)	(40,440)	(41,103)
Loss on debt extinguishment	—	(481)	(9,072)	(1,036)
Other income, net	673	500	2,952	1,338
Total other expense	(12,874)	(14,052)	(46,560)	(40,801)

Earnings from continuing operations before taxes on income	24,359	15,285	63,882	38,748
Provision for taxes on income	3,480	3,622	12,641	10,074
Earnings from continuing operations	20,879	11,663	51,241	28,674

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes (benefit) of $204, $213, $13, and $1,501	(405)	1,041	(257)	4,343
Gain (loss) on sale or closure of discontinued operations, net of income taxes (benefit) of $(1,816), $0, $(1,816), and $254	(3,373)	—	(3,373)	709

Net earnings	$17,101	$12,704	$47,611	$33,726

Basic earnings per share:
Earnings from continuing operations	$0.69	$0.44	$1.70	$1.07
Earnings (loss) from discontinued operations, net of income taxes	(0.01)	0.04	(0.01)	0.16
Gain (loss) on sale of discontinued operations, net of income taxes	(0.11)	—	(0.11)	0.03
Net earnings	$0.57	$0.48	$1.58	$1.26

Diluted earnings per share:
Earnings from continuing operations	$0.67	$0.43	$1.67	$1.06
Earnings (loss) from discontinued operations, net of income taxes	(0.01)	0.04	(0.01)	0.16
Gain (loss) on sale of discontinued operations, net of income taxes	(0.11)	—	(0.11)	0.03
Net earnings	$0.55	$0.47	$1.55	$1.24

Weighted average shares outstanding - basic	30,220,335	26,774,770	30,099,135	26,719,180
Weighted average shares outstanding - diluted	31,007,522	27,282,807	30,762,924	27,160,903

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004

(Unaudited)

(In thousands, except share data)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$120,351	$176,415
Marketable securities	2,293	2,248
Accounts receivable, less allowances of $25,328 and $26,308	262,223	244,335
Inventories – net	339,161	287,036
Deferred income taxes	50,789	60,963
Other current assets	97,632	74,964
Total current assets	872,449	845,961
Property, plant and equipment – net	344,741	357,568
Goodwill	433,980	451,868
Other intangible assets – net	141,719	154,342
Deferred income taxes	55,887	48,490
Other non-current assets	62,668	69,907
Total assets	$1,911,444	$1,928,136

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$561,718	$513,504
Current portion of long-term debt	—	61,250
Short-term borrowings	11,939	10,355
Product warranties	39,925	37,870
Product liabilities	29,619	29,701
Total current liabilities	643,201	652,680
Non-Current Liabilities:
Long-term debt, less current portion	482,500	512,236
Pension obligations	63,810	67,798
Postretirement health and other benefit obligations	53,269	54,097
Long-term deferred revenue	83,430	82,587
Other non-current liabilities	52,422	39,809
Total non-current liabilities	735,431	756,527

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Common stock (39,793,982 shares issued, 30,252,020 and 29,949,715 shares outstanding, respectively)	397	397
Additional paid-in capital	195,908	188,746
Accumulated other comprehensive income	24,917	61,014
Unearned compensation	(1,568)	(47)
Retained earnings	413,682	372,398
Treasury stock, at cost (9,541,962 and 9,844,267 shares, respectively)	(100,524)	(103,579)
Total stockholders’ equity	532,812	518,929
Total liabilities and stockholders’ equity	$1,911,444	$1,928,136

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operations:
Net earnings	$47,611	$33,726
Adjustments to reconcile net earnings to cash provided by (used for) operating activities of continuing operations:
Discontinued operations, net of income taxes	3,630	(5,052)
Depreciation	43,334	37,842
Amortization of intangible assets	2,335	2,333
Amortization of deferred financing fees	1,636	2,611
Loss on debt extinguishment	2,641	—
Restructuring and plant consolidation costs	3,242	975
Deferred income taxes	5,935	(5,147)
Gain on sale of property, plant and equipment	(2,695)	(996)
Changes in operating assets and liabilities, excluding effects of business divestitures: Accounts receivable	(36,653)	14,827
Inventories	(101,726)	(130,264)
Other current assets	(17,473)	(19,264)
Accounts payable and accrued expenses	48,013	67,558
Other liabilities	42,223	(2,373)
Net cash provided by (used for) operating activities of continuing operations	42,053	(3,224)
Net cash provided by (used for) operating activities of discontinued operations	(9,187)	2,312
Net cash provided by (used for) operating activities	32,866	(912)

Cash Flows from Investing:
Capital expenditures	(34,964)	(26,419)
Proceeds from sale of property, plant and equipment	7,464	6,493
Purchase of marketable securities	(45)	(22)
Net cash used for investing activities of continuing operations	(27,545)	(19,948)
Net cash provided by (used for) investing activities of discontinued operations	(14)	7,982
Net cash used for investing activities	(27,559)	(11,966)

Cash Flows from Financing:
Payments on long-term debt	(71,888)	(17,852)
Proceeds from long-term debt	13,171	8,259
Proceeds (payments) from notes financing	(12)	27,116
Dividends paid	(6,325)	—
Exercises of stock options	9,032	5,656
Debt issue costs	(1,769)	—
Net cash provided by (used for) financing activities	(57,791)	23,179

Effect of exchange rate changes on cash	(3,580)	(2,632)

Net increase (decrease) in cash and cash equivalents	(56,064)	7,669
Balance at beginning of period	176,415	44,968
Balance at end of period	$120,351	$52,637

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earnings	$17,101	$12,704	$47,611	$33,726
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	365	530	(4,073)	(36)
Foreign currency translation adjustments	731	4,701	(32,024)	(4,317)

Total other comprehensive income (loss)	1,096	5,231	(36,097)	(4,353)

Comprehensive income	$18,197	$17,935	$11,514	$29,373

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2005 and 2004

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly state the results of operations, cash flows and comprehensive income for the three and nine months ended September 30, 2005 and 2004 and the financial position at September 30, 2005 and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2004.  The consolidated balance sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except per share amounts, are in thousands of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.  See Note 2, for further details.

2. Discontinued Operations

During the third quarter of 2005, the company decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s wholly-owned subsidiary, Manitowoc Marine Group, LLC.  Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial repair services.  As a result of the closure, the company recorded a $5.2 million pre-tax ($3.4 million after tax) charge for costs related to the closure of the business.  This charge included $0.2 million related to severance agreements; $1.0 million for future lease payments; $0.3 million for the write-off of goodwill related to this business; $2.2 million for the write-down of certain assets (primarily property, plant and equipment and inventory) to estimated salvage value; and $1.5 million for closing and other related costs.  This charge is recorded in loss on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.  The closure of Toledo Ship Repair represents a discontinued operation under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of Toledo Ship Repair in current and prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

The following selected financial data of Toledo Ship Repair for the three and nine months ended September 30, 2005 and 2004 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$2,121	$7,956	$10,757	$22,904

Pretax earnings (loss) from discontinued operations	$(2,083)	$(297)	$(5,083)	$77
Pretax loss on sale or closure of discontinued operation	(5,189)	—	(5,189)	—
Provision (benefit) for taxes on income (loss)	(2,440)	(87)	(3,596)	23
Earnings (loss) from discontinued operation, net of income taxes	$(4,832)	$(210)	$(6,676)	$54

During the third quarter of 2005, the company decided that it would divest itself of its wholly-owned subsidiary, Diversified Refrigeration, Inc. (DRI).  DRI is the company’s private-label Foodservice contract manufacturing operation.  For the third quarter of 2005 the company has classified DRI as available for sale in accordance with SFAS No. 144.  Results of DRI in current and prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

The following selected financial data of DRI for the three and nine months ended September 30, 2005 and 2004 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$24,089	$22,375	$69,337	$68,830

Pretax earnings from discontinued operations	$1,882	$2,079	$4,839	$7,924
Provision for taxes on income	828	453	1,793	2,060
Earnings from discontinued operation, net of income taxes	$1,054	$1,626	$3,046	$5,864

During the second quarter of 2004, the company completed the sale of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The company received $9.0 million for Delta and certain other assets of the company’s Aerial Work Platform (AWP) businesses.  As a result of the sale and additional reserves for the closures of the other AWP businesses, the company recorded a $1.0 million pre-tax gain ($0.7 million net of taxes).  This gain was recorded in gain on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations in the second quarter of 2004.  Delta was acquired in August 2002 as part of the acquisition of Grove Investors, Inc. (Grove).  During December 2003, the company completed plans to restructure its AWP businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dillingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  With the sale of Delta and the closure of the Liftlux and U.S. Manlift operations, the company no longer participates in the aerial work platform market, other than providing aftermarket parts and service support.  The sale of Delta, the closure of Liftlux and the discontinuation of the U.S. Manlift production represent discontinued operations under SFAS No. 144.  Results of these companies have been classified as discontinued to exclude the results from continuing operations.

The following selected financial data of the AWP businesses for the three and nine months ended September 30, 2004 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no activity related to the AWP business during the three and nine months ended September 30, 2005.  There were no general corporate expenses or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Net sales	$98	$14,761

Pretax loss from discontinued operations	$(437)	$(1,646)
Pretax gain on sale or closure of discontinued operation	—	817
Benefit for taxes on loss	(127)	(223)
Loss from discontinued operation, net of income taxes	$(310)	$(606)

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

The following selected financial data of North Central Crane for the three and nine months ended September 30, 2004 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no activity related to North Central Crane during the three and nine months ended September 30, 2005.  There were no general corporate expenses or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2004
Net sales	$507	$3,068

Pretax loss from discontinued operations	$(91)	$(365)
Benefit for taxes on loss	(26)	(105)
Loss from discontinued operation, net of income taxes	$(65)	$(260)

3. Inventories

The components of inventory at September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004
Inventories - gross:
Raw materials	$132,334	$111,400
Work-in-process	113,383	87,825
Finished goods	150,683	144,480
Total inventories - gross	396,400	343,705
Excess and obsolete inventory reserve	(37,510)	(38,132)
Net inventories at FIFO cost	358,890	305,573
Excess of FIFO costs over LIFO value	(19,729)	(18,537)
Inventories - net	$339,161	$287,036

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 86% and 90% of total inventory at September 30, 2005 and December 31, 2004, respectively.  The remainder of the inventory cost is determined using the last-in, first-out (LIFO) method.

4. Stock-Based Compensation

The company accounts for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in earnings.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reported net earnings	$17,101	$12,704	$47,611	$33,726
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(1,598)	(1,239)	(3,849)	(3,722)
Pro forma net earnings	$15,503	$11,465	$43,762	$30,004
Earnings per share:
Basic - as reported	$0.57	$0.47	$1.58	$1.26
Basic - pro forma	$0.51	$0.43	$1.45	$1.12
Diluted - as reported	$0.55	$0.47	$1.55	$1.24
Diluted - pro forma	$0.50	$0.42	$1.42	$1.10

During May 2005, the company issued a total of 45 thousand shares of restricted stock with a fair market value of $40.56 at the date of grant to certain employees and non-employee directors.  The restricted shares are shares of company stock that cannot be sold or otherwise transferred during a specified vesting period from the date of issuance.  The restrictions on transfer lapse on the third anniversary of the grant date.  When the restrictions lapse, the employee or director will own the shares outright without any payment, except the payment of applicable, federal, state and local withholding taxes.  At the date of grant the company recorded $1.8 million of unearned compensation in stockholders’ equity.  This amount is being recognized as compensation expense over the three year vesting period.  During the three and nine months ended September 30, 2005, the company recognized approximately $0.2 million and $0.3 million , respectively, of compensation expense related to the restricted stock awards.  For the three and nine months ended September 30, 2004, the company recognized approximately $0.1 million and $0.2 million, respectively, of compensation expense related to restricted stock which was issued during 2002.

5.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  However, the ultimate allocations of costs for this site are not yet final.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at September 30, 2005 is $0.5 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of September 30, 2005, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition in 2002 for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of September 30, 2005, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at September 30, 2005, were $29.6 million; $7.3 million reserved specifically for cases and $22.3 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At September 30, 2005 and December 31, 2004, the company had reserved $48.0 million and $46.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

The company has been in negotiations with one of its Marine customers to recover certain cost overruns that resulted from change orders related to a particular contract.  During the third quarter of 2005, due to the fact that these negotiations were not successful within the timeframe desired by the company, the company filed a lawsuit seeking recovery of these cost overruns from the customer.  The amount of recovery included in the company’s estimates of this long-term project’s revenues is $10.2 million as of September 30, 2005.  Although the damages portion of the lawsuit has not yet been formalized, the company intends to seek recovery in an amount in excess of the amount currently on the balance sheet.  If the company is unsuccessful in its recovery of costs as a result of this lawsuit, the impact on its Consolidated Statements of Operations in a future period could be material.  In addition, the company has $7.7 million of progress payment receivables outstanding with this customer as of September 30, 2005.  The customer continues to make regular payments on these outstanding receivables in the normal course of business and therefore the company has determined these amounts to be collectible at this time.

During the first quarter of 2004, the company reached a settlement agreement with a third party and recorded a $2.3 million gain, net of legal and settlement costs, in other income (expense) in the Consolidated Statements of Operations.

At September 30, 2005, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $26.2 million.

6. Debt and Loss on Debt Extinguishment

In June 2005, the company entered into a five-year, $300 million, secured revolving credit facility, which replaced the company’s $125 million revolving credit facility that was due to expire in May 2006.  Borrowings under the secured revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio as defined by the credit agreement.  The annual commitment fee in effect at September 30, 2005 on the unused portion of the secured revolving credit facility was 0.25%.  As of September 30, 2005, there was no amount outstanding under the secured revolving credit facility.  During June 2005, the company recorded a charge of $0.8 million ($0.6 million net of income taxes) for deferred financing costs related to the termination of the previous $125 million revolving credit facility.

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

On January 10, 2005, the company completed the redemption of $61.3 million of the 10 ½% senior subordinated notes due 2012.  As a result of this redemption, the company incurred a charge of approximately $8.3 million ($5.4 million net of income taxes) for the early extinguishment of debt related to the prepayment premium paid to the note holders of $6.4 million, and the partial write-off of debt issuance costs of $1.9 million.  The charge was recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

During the third quarter of 2004, the company recorded a charge of $0.5 million ($0.4 million net of income taxes) related to the prepayment of the term loan B portion of its senior credit facility.  The loss relates to the write-off of unamortized financing fees and unwinding of the company’s floating-to-fixed interest rate swap.  In addition, during the first quarter of 2004, the company recorded a charge of $0.6 million ($0.4 million net of income taxes) related to the partial prepayment of the term loan B portion of its senior credit facility.  The loss also relates to the write-off of unamortized financing fees and partial unwinding of the company’s floating-to-fixed interest rate swap.  The charge was recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

7.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	30,220,335	26,774,770	30,099,135	26,719,180
Effect of dilutive securities - stock options and restricted stock	787,187	508,037	663,789	441,723
Diluted weighted average common shares outstanding	31,007,522	27,282,807	30,762,924	27,160,903

For the three and nine months ended September 30, 2005 and 2004, no common shares and 0.2 million of common shares, respectively, issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

8. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at September 30, 2005 and December 31, 2004 was $119.6 million and $124.1 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at September 30, 2005 was $138.8 million.  This amount is not reduced for amounts the company may recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2010.

During the nine months ended September 30, 2005 and the year ended December 31, 2004, the company sold $4.4 million and $25.8 million, respectively, of its long term notes receivable to third party financing companies. The company fully guarantees collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in other non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other non-current liabilities in the Consolidated Balance Sheet.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statements of Cash Flows.  During the nine months ended September 30, 2005 the customers have paid $4.4 million of the notes to the third party financing companies.  As of September 30, 2005, the outstanding balance of the notes receivables guaranteed by the company was $23.2 million.

The company also has an accounts receivable factoring arrangement with a bank.  Under this arrangement, the company is required to repurchase from the bank the first $1.0 million and amounts greater than $1.5 million of the aggregate uncollected receivables during a twelve-month period.  The company’s contingent factoring liability, net of cash collected from customers was $26.5 million and $39.4 million at September 30, 2005 and December 31, 2004, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine months ended September 30, 2005 and 2004.

	2005	2004
Balance at beginning of period	$46,509	$41,770
Accruals for warranties issued during the period	30,563	18,193
Settlements made (in cash or in kind) during the period	(26,297)	(18,919)
Currency translation	(2,731)	(196)
Balance at end of period	$48,044	$40,848

9. Restructuring and Plant Consolidation

During the third quarter of 2005, the company recorded a pre-tax restructuring charge of $3.2 million in connection with the consolidation of its Kolpak operation located in Wisconsin with its Kolpak operation located in Tennessee. This action was taken in an effort to streamline the company’s cost structure and utilize available capacity.  The charge included $1.5 million to write-down the facility and land, which are held for sale, to estimated fair market value less cost to sell; $0.7 million related to the write-down of certain equipment; $0.1 million to write-off excess inventory which will not be transferred to Tennessee; $0.5 million related to severance and other employee related costs; and $0.5 million for other related closing costs.  This charge has been included in restructuring and plant consolidation costs in the Consolidated Statements of Operations for the three and nine months ended September 30, 2005.  The following is the rollforward of the restructuring reserve as of September 30, 2005.

	Third Quarter 2005		Utilized	Reserve
	Charge	Cash	Non-Cash	September 30, 2005

Facility and land	$1,469	$—	$(1,469)	$—
Equipment	653	—	(653)	—
Inventory	100	—	(100)	—
Severance and employee costs	470	—	—	470
Other costs	550	—	—	550
	$3,242	$—	$(2,222)	$1,020

During the second and third quarter of 2004, the company incurred approximately $0.2 million and $0.8 million, respectively, of restructuring costs related to the consolidation of certain of its European crane facilities under programs implemented in 2003.  These charges have been included in restructuring and plant consolidation costs in the Consolidated Statements of Operations for the three and nine months ended September 30, 2004.  All of this restructuring reserve has been utilized as of September 30, 2005.

During the second quarter of 2002, the company finalized the purchase accounting for the acquisition of Potain SA (Potain), which included recording an $8.1 million liability associated with certain restructuring and integration activities.  To achieve reductions in operating costs and to integrate the operations of Potain, the company recorded an $8.1 million liability related primarily to employee severance benefits for workforce reductions.  Approximately 135 hourly and salaried positions were eliminated.  To date the company has utilized approximately $5.3 million of this liability.  The remainder of this reserve will be utilized through 2006 based upon the underlying contractual arrangements.

During the fourth quarter of 2002, the company completed certain integration activities related to the Grove acquisition and other restructuring activities in the Crane segment.  The total amount recognized by the company for these integration and restructuring activities was $12.1 million.  Of this amount $4.4 million was recorded in the opening balance sheet of Grove and $7.7 million was recorded as a charge to earnings during the fourth quarter of 2002.  These actions were taken in an effort to achieve reductions in operating costs, integrate and consolidate certain operations and functions within the segment and to utilize available capacity.  The $4.4 million recorded in Grove’s opening balance sheet related to severance and other employee related costs for headcount reductions at various Grove facilities.  The $7.7 million charge included $4.0 million related to severance and other employee related costs for headcount reductions at various Manitowoc and Potain facilities, $2.7 million related to the write-down of certain property, plant and equipment, and $1.0 million related to lease termination costs.  In total, approximately 600 hourly and salaried positions were eliminated and four facilities were consolidated into other Crane operations.  All of this restructuring reserve has been utilized as of September 30, 2005.

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

The components of periodic benefit costs for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$300	$225	$—	$899	$674
Interest cost of projected benefit obligations	1,599	1,031	833	4,798	3,093	2,500
Expected return on plan assets	(1,609)	(768)	—	(4,828)	(2,305)	—
Amortization of transition obligation	3	—	—	8	—	—
Amortization of prior service costs	1	(9)	—	2	(27)	—
Amortization of actuarial net (gain) loss	98	(13)	16	295	(38)	49
Net periodic benefit costs	$92	$541	$1,074	$275	$1,622	$3,223
Weighted average assumptions:
Discount rate	5.75%	4.75%	5.75%	5.75%	4.75%	5.75%
Expected return on plan assets	8.25%	5.25%	N/A	8.25%	5.25%	N/A
Rate of compensation increase	N/A	3.50%	N/A	N/A	3.50%	N/A

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$284	$116	$—	$853	$558
Interest cost of projected benefit obligations	1,582	958	539	4,747	2,875	2,274
Expected return on plan assets	(1,548)	(696)	—	(4,643)	(2,087)	—
Amortization of transition obligation	3	—	—	8	—	—
Amortization of prior service costs	1	—	—	2	—	—
Amortization of actuarial net (gain) loss	21	(16)	11	64	(49)	48
Net periodic benefit costs	$59	$530	$666	$178	$1,592	$2,880
Weighted average assumptions:
Discount rate	6.25%	5.25%	6.25%	6.25%	5.25%	6.25%
Expected return on plan assets	8.50%	5.25%	N/A	8.50%	5.25%	N/A
Rate of compensation increase	N/A	3.50%	N/A	N/A	3.50%	N/A

11. Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2004 and nine months ended September 30, 2005 are as follows:

	Cranes and Related Products	Foodservice Equipment	Marine	Total

Balance January 1, 2004	$205,022	$186,486	$47,417	$438,925
Tax adjustments related to purchase accounting	950	(360)	—	590
Foreign currency impact	12,353	—	—	12,353
Balance as of December 31, 2004	218,325	186,126	47,417	451,868
Write-off discontinued operation goodwill	—	—	(250)	(250)
Foreign currency impact	(17,638)	—	—	(17,638)
Balance as of September 30, 2005	$200,687	$186,126	$47,167	$433,980

As discussed in Note 2, Discontinued Operations, during the quarter ended September 30, 2005 the company decided to close Toledo Ship Repair.  As a result, the company wrote-off the entire goodwill balance related to Toledo Ship Repair.  This loss is included in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of September 30, 2005 and December 31, 2004:

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$92,769	$—	$92,769	$99,224	$—	$99,224
Patents	29,055	(7,470)	21,585	30,899	(5,542)	25,357
Engineering drawings	10,886	(2,926)	7,960	11,053	(2,519)	8,534
Distribution network	19,405	—	19,405	21,227	—	21,227
	$152,115	$(10,396)	$141,719	$162,403	$(8,061)	$154,342

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the company on July 1, 2005. The company does not believe the adoption of SFAS No. 153 will have a material impact on the Consolidated Financial Statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This new accounting standard is effective January 1, 2006. The company does not believe the adoption of SFAS No. 154 will have a material impact on the Consolidated Financial Statements.

13. Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013, which include substantially all of the domestic wholly-owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company, which do not guarantee the Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because each of the subsidiary guarantors is 100% owned and the guarantors are fully and unconditionally, jointly and severally liable under the guarantees.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2005
(In thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$373,170	$244,030	$(52,287)	$564,913
Costs and expenses:
Cost of sales	—	305,046	201,779	(52,287)	454,538
Engineering, selling and administrative expense	6,825	35,383	26,960	—	69,168
Amortization expense	—	277	455	—	732
Restructuring	—	3,242	—	—	3,242
Total costs and expenses	6,825	343,948	229,194	(52,287)	527,680

Earnings (loss) from operations	(6,825)	29,222	14,836	—	37,233

Other income (expense):
Interest expense	(11,835)	(632)	(1,080)	—	(13,547)
Management fee income (expense)	6,048	(6,048)	—	—	—
Loss on debt extinguishment	—	—	—	—	—
Other income (expense), net	9,802	(5,620)	(3,509)	—	673
Total other income (expense)	4,015	(12,300)	(4,589)	—	(12,874)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(2,810)	16,922	10,247	—	24,359
Provision (benefit) for taxes on income	(66)	487	3,059	—	3,480
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(2,744)	16,435	7,188	—	20,879
Equity in earnings of subsidiaries	19,845	—	—	(19,845)	—
Earnings (loss) from continuing operations before discontinued operations	17,101	16,435	7,188	(19,845)	20,879
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(405)	—	—	(405)
Loss on closure of discontinued operations, net of income taxes	—	(3,373)	—	—	(3,373)
Net earnings (loss)	$17,101	$12,657	$7,188	$(19,845)	$17,101

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2004
(In thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$300,380	$206,747	$(46,309)	$460,818
Costs and expenses:
Cost of sales	—	237,926	176,217	(46,309)	367,834
Engineering, selling and administrative expense	4,673	33,212	24,810	—	62,695
Amortization expense	—	172	605	—	777
Restructuring	—	1	174	—	175
Total costs and expenses	4,673	271,311	201,806	(46,309)	431,481

Earnings (loss) from operations	(4,673)	29,069	4,941	—	29,337

Other income (expense):
Interest expense	(12,798)	(262)	(1,011)	—	(14,071)
Management fee income (expense)	4,809	(4,809)	—	—	—
Loss on debt extinguishment	(481)	—	—	—	(481)
Other income (expense), net	9,799	(5,475)	(3,824)	—	500
Total other income (expense)	1,329	(10,546)	(4,835)	—	(14,052)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(3,344)	18,523	106	—	15,285
Provision (benefit) for taxes on income	(715)	3,963	374	—	3,622
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(2,629)	14,560	(268)	—	11,663
Equity in earnings of subsidiaries	15,399	—	—	(15,399)	—
Earnings (loss) from continuing operations before discontinued operations	12,770	14,560	(268)	(15,399)	11,663
Discontinued operations:
Gain (loss) from discontinued operations, net of income taxes	(66)	1,320	(213)	—	1,041
Net earnings (loss)	$12,704	$15,880	$(481)	$(15,399)	$12,704

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2005
(In thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,045,503	$802,394	$(183,105)	$1,664,792
Costs and expenses:
Cost of sales	—	866,552	659,802	(183,105)	1,343,249
Engineering, selling and administrative Expense	17,587	104,419	83,518	—	205,524
Amortization expense	—	654	1,681	—	2,335
Restructuring	—	3,242	—	—	3,242
Total costs and expenses	17,587	974,867	745,001	(183,105)	1,554,350

Earnings (loss) from operations	(17,587)	70,636	57,393	—	110,442

Other income (expense):
Interest expense	(35,789)	(1,532)	(3,119)	—	(40,440)
Management fee income (expense)	18,144	(18,144)	—	—	—
Loss on debt extinguishment	(9,072)	—	—	—	(9,072)
Other income (expense), net	29,701	(15,992)	(10,757)	—	2,952
Total other income (expense)	2,984	(35,668)	(13,876)	—	(46,560)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(14,603)	34,968	43,517	—	63,882
Provision (benefit) for taxes on income	(2,666)	(831)	16,138	—	12,641
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(11,937)	35,799	27,379	—	51,241
Equity in earnings of subsidiaries	59,548	—	—	(59,548)	—
Earnings (loss) from continuing operations before discontinued operations	47,611	35,799	27,379	(59,548)	51,241
Discontinued operations:
Loss from discontinued operations, net of income taxes		(257)			(257)
Loss on closure of discontinued operations, net of income taxes	—	(3,373)	—	—	(3,373)
Net earnings (loss)	$47,611	$32,169	$27,379	$(59,548)	$47,611

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2004
(In thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$849,065	$621,406	$(133,018)	$1,337,453
Costs and expenses:
Cost of sales	—	679,541	509,967	(133,018)	1,056,490
Engineering, selling and administrative expense	15,514	102,778	79,814	—	198,106
Amortization expense	—	511	1,822	—	2,333
Restructuring	—	82	893	—	975
Total costs and expenses	15,514	782,912	592,496	(133,018)	1,257,904

Earnings (loss) from operations	(15,514)	66,153	28,910	—	79,549

Other expense:
Interest expense	(36,901)	(817)	(3,385)	—	(41,103)
Management fee income (expense)	14,427	(14,427)	—	—	—
Loss on debt extinguishment	(1,036)	—	—	—	(1,036)
Other income (expense), net	29,285	(15,105)	(12,842)	—	1,338
Total other income (expense)	5,775	(30,349)	(16,227)	—	(40,801)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(9,739)	35,804	12,683	—	38,748
Provision (benefit) for taxes on income	(1,774)	6,128	5,720	—	10,074
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(7,965)	29,676	6,963	—	28,674

Equity in earnings of subsidiaries	41,048	—	—	(41,048)	—
Earnings (loss) from continuing operations before discontinued operations	33,083	29,676	6,963	(41,048)	28,674
Discontinued operations:
Gain (loss) from discontinued operations, net of income taxes	(66)	5,071	(662)	—	4,343
Gain on sale of discontinued operations, net of income taxes	—	—	709	—	709
Net earnings (loss)	$33,017	$34,747	$7,010	$(41,048)	$33,726

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2005
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$44,152	$14,104	$62,095	$—	$120,351
Marketable securities	2,293	—	—	—	2,293
Accounts receivable – net	62	117,604	144,557	—	262,223
Inventories – net	—	145,960	193,201	—	339,161
Deferred income taxes	42,057	—	8,732	—	50,789
Other current assets	385	82,556	14,691	—	97,632
Total current assets	88,949	360,224	423,276	—	872,449

Property, plant and equipment – net	11,146	150,770	182,825	—	344,741
Goodwill	—	291,413	142,567	—	433,980
Other intangible assets – net	—	54,404	87,315	—	141,719
Deferred income taxes	25,791	—	30,096	—	55,887
Other non-current assets	28,262	18,241	16,165	—	62,668
Investment in affiliates	459,561	89,804	187,256	(736,621)	—
Total assets	$613,709	964,856	1,069,500	(736,621)	1,911,444

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$34,079	276,661	250,978	—	561,718
Short-term borrowings	—	—	11,939	—	11,939
Product warranties	—	20,861	19,064	—	39,925
Product liabilities	—	26,919	2,700	—	29,619
Total current liabilities	34,079	324,441	284,681	—	643,201

Non-Current Liabilities:
Long-term debt, less current portion	475,342	—	7,158	—	482,500
Pension obligations	19,799	14,092	29,919	—	63,810
Postretirement health and other benefit obligations	53,269	—	—	—	53,269
Intercompany	(520,470)	(14,122)	138,802	395,790	—
Long-term deferred income	—	25,789	57,641	—	83,430
Other non-current liabilities	18,878	16,365	17,179	—	52,422
Total non-current liabilities	46,818	42,124	250,699	395,790	735,431

Stockholders’ equity	532,812	598,291	534,120	(1,132,411)	532,812

Total liabilities and stockholders’ equity	$613,709	$964,856	$1,069,500	$(736,621)	$1,911,444

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(In thousands)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operations	$50,966	2,881	47,754	(59,548)	42,053
Cash used by discontinued operations	—	(9,187)	—	—	(9,187)
Net cash provided by (used for) operating activities	50,966	(6,306)	47,754	(59,548)	32,866

Cash Flows from Investing:
Capital expenditures	(641)	(11,506)	(22,817)	—	(34,964)
Proceeds from sale of property, plant and equipment	—	1,167	6,297	—	7,464
Purchase of marketable securities	(45)	—	—	—	(45)
Intercompany investments	(81,643)	36,739	(14,644)	59,548	—
Net cash provided by (used for) investing activities of continuing operations	(82,329)	26,400	(31,164)	59,548	(27,545)
Net cash provided by (used for) investing activities of discontinued operations	—	(14)	—	—	(14)
Net cash provided by (used for) investing activities	(82,329)	26,386	(31,164)	59,548	(27,559)

Cash Flows from Financing:
Retirement of long term debt	(61,250)	—	(10,638)	—	(71,888)
Proceeds from (retirements of) notes payable	—	—	13,171	—	13,171
Proceeds from receivable financing	—	(1,453)	1,441	—	(12)
Debt issue costs	(1,769)	—	—	—	(1,769)
Dividends paid	(6,325)	—	—	—	(6,325)
Exercises of stock options	9,032	—	—	—	9,032
Net cash provided by (used for) financing activities	(60,312)	(1,453)	3,974	—	(57,791)

Effect of exchange rate changes on cash	—	—	(3,580)	—	(3,580)

Net increase (decrease) in cash and cash equivalents	(91,675)	18,627	16,984	—	(56,064)

Balance at beginning of period	135,827	(4,523)	45,111	—	176,415
Balance at end of period	$44,152	14,104	62,095	—	120,351

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004
(In thousands)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operations	$69,679	(5,251)	(26,604)	(41,048)	(3,224)
Cash provided by (used for) discontinued Operations	(66)	3,064	(686)	—	2,312
Net cash provided by (used for) operating activities	69,613	(2,187)	(27,290)	(41,048)	(912)

Cash Flows from Investing:
Capital expenditures	(2,687)	(13,899)	(9,833)	—	(26,419)
Proceeds from sale of property, plant and equipment	40	2	6,451	—	6,493
Purchase of marketable securities	(22)	—	—	—	(22)
Intercompany investments	(46,559)	(8,397)	13,908	41,048	—
Net cash provided by (used for) investing activities of continuing operations	(49,228)	(22,294)	10,526	41,048	(19,948)
Net cash provided by (used for) investing activities of discontinued operations	—	(1,018)	9,000	—	7,982
Net cash provided by (used for) investing activities	(49,228)	(23,312)	19,526	41,048	(11,966)

Cash Flows from Financing:
Retirement of long-term debt	(17,709)	—	(143)	—	(17,852)
Proceeds from (payments on) long-term debt
Proceeds from notes financing	—	—	8,259	—	8,259
Proceeds from receivable financing	—	27,116	—	—	27,116
Exercises of stock options	5,656	—	—	—	5,656
Net cash provided by (used for) financing activities	(12,053)	27,116	8,116	—	23,179

Effect of exchange rate changes on cash	—	—	(2,632)	—	(2,632)

Net increase (decrease) in cash and cash equivalents	8,332	1,617	(2,280)	—	7,669

Balance at beginning of period	11,816	(100)	33,252	—	44,968
Balance at end of period	$20,148	1,517	30,972	—	52,637

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Crane	$404,854	$305,717	$1,189,849	$890,108
Foodservice	108,902	100,216	308,799	292,733
Marine	51,157	54,885	166,144	154,612
Total net sales	$564,913	$460,818	$1,664,792	$1,337,453
Earnings (loss) from operations:
Crane	$28,853	$12,560	$83,117	$38,612
Foodservice	15,297	17,997	43,963	46,530
Marine	(92)	3,453	949	9,921
Corporate expense	(6,825)	(4,673)	(17,587)	(15,514)
Operating earnings	37,233	29,337	110,442	79,549
Interest expense	(13,547)	(14,071)	(40,440)	(41,103)
Loss on debt extinguishment	—	(481)	(9,072)	(1,036)
Other income (expense), net	673	500	2,952	1,338
Earnings from continuing operations before taxes on income	$24,359	$15,285	$63,882	$38,748

Crane segment operating earnings for the three months ended September 30, 2005 and 2004 includes amortization expense of $0.7 million and $0.8 million, respectively.  Crane segment operating earnings for both the nine months ended September 30, 2005 and 2004 includes amortization expense of $2.3 million.  Crane segment operating earnings for the three and nine months ended September 30, 2004 includes a charge of $0.2 million and $1.0 million, respectively, related to restructuring activities (see Note 9, Restructuring and Plant Consolidation).  Foodservice segment operating earnings for both the three and nine months ended September 30, 2005 includes a charge of $3.2 million related to restructuring activities (see Note 9, Restructuring and Plant Consolidation).

As of September 30, 2005 and December 31, 2004, the total assets by segment were as follows:

	September 30, 2005	December 31, 2004
Crane	$1,292,346	$1,279,665
Foodservice	342,139	302,865
Marine	136,479	110,336
Corporate	140,480	235,270
Total	$1,911,444	$1,928,136

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Analysis of Net Sales

The following table presents net sales by business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Cranes and Related Products	$404,854	$305,717	$1,189,849	$890,108
Foodservice Equipment	108,902	100,216	308,799	292,733
Marine	51,157	54,885	166,144	154,612
Total net sales	$564,913	$460,818	$1,664,792	$1,337,453

During the third quarter of 2005 we completed plans to close our ship repair business in Ohio known as Toledo Ship Repair Company and decided to divest ourselves of  Diversified Refrigeration, Inc., our private-label contract manufacturing Foodservice operation in Tennessee.  We have reported the results of these operations as discontinued and have restated prior period amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior period amounts throughout this Management Discussion and Analysis have been restated to reflect the reporting of these operations as discontinued.

Consolidated net sales for the three months ended September 30, 2005 increased 22.6% to $564.9 million, from $460.8 million for the same period in 2004.  The increase in sales was driven by the Crane and Foodservice segments and was partially offset by lower sales in the Marine segment.  Consolidated net sales for the nine months ended September 30, 2005 increased 24.5% to $1.7 billion, from $1.3 billion for the same period in 2004.  All three of our segments had increased sales during the first nine months of 2005 compared to the first nine months of 2004.

Net sales from the Crane segment for the three months ended September 30, 2005 increased 32.4% to $404.9 million versus $305.7 million for the three months ended September 30, 2004.  For the nine months ended September 30, 2005, net sales increased 33.7% to $1.2 billion compared to $890.1 million for the first nine months of 2004.  Net sales for the quarter and nine months ended September 30, 2005 increased over the prior year in all major geographic regions, as well as our aftermarket sales and service business.  From a product line standpoint this sales increase was driven by increased volumes of tower and mobile hydraulic cranes worldwide, increased sales in our aftermarket sales and service business, increased crawler crane sales in Europe and Asia, and increased boom truck sales in North America.  For the nine months ended September 30, 2005 versus the same period in 2004, the stronger Euro currency compared to the U.S. Dollar had an approximate 1.3% favorable impact on sales.  Foreign exchange rates did not have a measurable impact on the comparison of net sales for the third quarter in 2005 versus the same period in 2004.  As of September 30, 2005, total Crane segment backlog was $632.6 million, an 86.0% increase over the December 31, 2004 backlog, which was $340.0 million.

Net sales from the Foodservice segment increased 8.7% to $108.9 million for the three months ended September 30, 2005 versus the three months ended September 30, 2004.  Net sales from the Foodservice segment for the nine months ended September 30, 2005 increased 5.5% to $308.8 million compared to $292.7 million.  The increased sales in the Foodservice segment in both periods were driven by higher sales in the ice and beverage divisions offset by lower sales in the refrigeration division.  The majority of the increase in sales was the result of larger sales volumes and increased pricing due to higher commodity costs.  The higher volumes in the ice and beverage divisions were driven by the hotter-than-normal weather throughout much of the United States during the third quarter of 2005.  The decrease in sales of the refrigeration division reflects a slowing in the rate of new restaurant construction in the United States as well as the timing of larger new construction projects.

Net sales from the Marine segment of $51.2 million in the third quarter of 2005 were down 6.8% compared to the third quarter of 2004.  For the nine months ended September 30, 2005, sales of $166.1 million were 7.5% above sales for the first nine months of 2004.   The reduction in sales for the three months ended September 30, 2005 compared to the same period in 2004 was a result of three long-term new-construction contracts being substantially completed during the second quarter of 2005.  These three contracts generated sales throughout 2004 and through the first six months of 2005.  The increase in net sales for the nine months ended September 30, 2005 was a result of higher commercial contract revenue during the first six months of 2005 and a strong 2005 winter repair season.

Analysis of Operating Earnings

The following table presents operating earnings (loss) by business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Earnings (loss) from operations:
Cranes and Related Products	$28,853	$12,560	$83,117	$38,612
Foodservice Equipment	15,297	17,997	43,963	46,530
Marine	(92)	3,453	949	9,921
Corporate expense	(6,825)	(4,673)	(17,587)	(15,514)
Total	$37,233	$29,337	$110,442	$79,549

Consolidated gross profit for the three months ended September 30, 2005 was $110.4 million, an increase of 18.7% over the consolidated gross profit of $93.0 million for the same period in 2004.  Consolidated gross profit for the nine months ended September 30, 2005 was $321.5 million, an increase of 14.4% over the consolidated gross profit of $281.0 million for the same period in 2004.  The increase in consolidated gross profit was primarily driven by significantly higher gross profit in the Crane segment on increased volume and productivity gains.  Gross profit margin in the Crane segment improved by 0.9 percentage points in the third quarter of 2005 compared to the same period in 2004.  Third quarter 2005 gross profit for the Foodservice segment increased by 0.2 percentage points compared to the third quarter of 2004.  The Foodservice segment’s gross profit for the third quarter of 2005 was positively impacted by higher sales volume as explained above and by a favorable product sales mix during the quarter. The Marine segment’s gross profit for both the three and nine months ended September 30, 2005 was down significantly from the three and nine months ended September 30, 2004.  For the three months ended September 30, 2005 compared to 2004, the Marine segment gross margin was negatively affected by production inefficiencies experienced during the completion of three new construction contracts during 2005.  In addition, the majority of the net sales and margin in the third quarter of 2005 was from a first-run prototype military vessel that is structured as a cost plus contract.  This prototype vessel has a relatively low margin.  For the nine months ended September 30, 2005, the margin was negatively affected by labor inefficiencies and cost overruns experienced on specific construction contracts.

Engineering, selling and administrative expenses for the third quarter of 2005 increased approximately $6.5 million or 10% compared to the third quarter of 2004.  This increase was primarily driven by increased engineering expense related to new product development, costs associated with the ongoing Foodservice ERP system implementation, and increased employee costs related to commissions and employee incentives.  For the nine months ended September 30, 2005, engineering, selling and administrative expenses increased $7.4 million versus the same period in 2004.  The reasons for this nine month increase were the same as those for the third quarter described above.

During the third quarter of 2005, we recorded a pre-tax restructuring charge of $3.2 million in connection with the consolidation of our Kolpak operation located in Wisconsin with our Kolpak operation located in Tennessee.  This action was taken in an effort to streamline the company’s cost structure and utilize available capacity.  The charge included $1.5 million to write-down the facility and land, which are held for sale, to estimated fair market value less cost to sell, $0.7 million related to the write-down of certain equipment, $0.1 million to write-off excess inventory which will not be transferred to Tennessee, $0.5 million related to severance and other employee related costs, and $0.5 million for other related closing costs.  This charge has been included in restructuring and plant consolidation costs in the Consolidated Statements of Operations for the three and nine months ended September 30, 2005.

For the three months ended September 30, 2005, the Crane segment reported net operating earnings of $28.9 million compared to $12.6 million for the three months ended September 30, 2004.   For the nine months ended September 30, 2005, the Crane segment reported net operating earnings of $83.1 million compared to $38.6 million for the nine months ended September 30, 2004.  Crane segment operating earnings for the three months ended September 30, 2005 and 2004 includes amortization expense of $0.7 million and $0.8 million, respectively.  Crane segment operating earnings for both the nine months ended September 30, 2005 and 2004 includes amortization expense of $2.3 million.  Crane segment operating earnings for the three and nine months ended September 30, 2004 includes a charge of $0.2 million and $1.0 million, respectively, related to restructuring activities.  The prior year restructuring charge relates to costs incurred during the second and third quarter of 2004 for the consolidation of certain of our European crane facilities.  These charges have been included in restructuring and plant consolidation costs in the Consolidated Statements of Operations for the three and nine months ended September 30, 2004.  Operating earnings of the Crane segment for both the three and nine months ended September 30, 2005, were positively affected by increased volume across all regions and products, other than North America crawler cranes, productivity gains as a result of consolidation efforts during the past several years and more effective leveraging of engineering, selling and administrative expenses on higher sales volumes.   For the nine months ended September 30, 2005, operating earnings were positively affected by $1.5 million due to the consolidation impact of the stronger Euro versus the U.S. Dollar in the current year period.

Operating earnings in the Foodservice segment decreased 15.0% to $15.3 million for the third quarter of 2005 compared to $18.0 million for the third quarter of 2004.  Operating earnings in the Foodservice segment decreased 5.5% to $44.0 million for the nine months ended September 30, 2005 compared to $46.5 million for the same period in 2004.    Operating earnings in the Foodservice segment for both the three and nine months ended September 30, 2005 includes a restructuring charge of $3.2 million related to the consolidation of the Kolpak operations.  The restructuring charge is the reason for the decrease in the operating earnings from period to period.   Excluding the restructuring charges, the Foodservice operating earnings increased from the prior year for both the three and nine months ended September 30, 2005.  This increase is the result of growth in ice and beverage division sales volumes.

Marine segment operating earnings decreased $3.5 million to a loss of $0.1 million for the third quarter of 2005 compared to a gain of $3.4 million for the third quarter of 2004.  Operating earnings for the nine months ended September 30, 2005 were $1.0 million compared to $9.9 million for the same period in 2004.  Marine segment operating earnings for the nine months ended September 30, 2005 were negatively affected by material cost increases and production inefficiencies experienced on certain construction contracts.  Several of these contracts were fixed price contracts which were bid and awarded prior to the unprecedented rise in steel and other commodities costs during the past year.  Labor inefficiencies were incurred due to delays and disruption caused by customer change orders and a larger mix of first-time or limited vessel construction projects.  In addition, the large number of projects in process at the same time in our shipyards, a shortage of available specific skilled labor, and project rework requirements all resulted in greater than normal utilization of costlier subcontract labor on certain contracts.  For the three months ended September 30, 2005, the majority of the operating earnings were from a first-run military prototype vessel that is structured as a cost plus contract.  This prototype vessel has a relatively low margin.

Analysis of Non-Operating Income Statement Items

Interest expense for the three and nine months ended September 30, 2005 decreased slightly compared to the three and nine months ended September 30, 2004.  This decrease is the result of lower average debt levels and a lower Euro versus U.S. Dollar exchange rate in 2005, partially offset by an increase in the variable interest rate portion of outstanding debt balances.

During June 2005, we recorded a charge of $0.8 million ($0.6 million net of income taxes) to write-off deferred financing costs related to the termination of our previous $125 million revolving credit facility.  In addition, on January 10, 2005, we redeemed $61.3 million of our 10 ½% senior subordinated notes due 2012.  As a result of this redemption, we incurred a charge of approximately $8.3 million ($5.4 million net of income taxes) for the early extinguishment of debt related to the prepayment premium of $6.4 million paid to the note holders, and the partial write-off of debt issuance costs of $1.9 million.  Both of these charges were recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

During the third quarter of 2004, we recorded a charge of $0.5 million ($0.4 million net of income taxes) related to the prepayment of the term loan B portion of our previous senior credit facility.  This charge relates to the write-off of unamortized financing fees and the unwinding of a floating-to-fixed interest rate swap.  In addition, during the first quarter of 2004, we recorded a charge of $0.6 million ($0.4 million net of income taxes) related to the partial prepayment of the term loan B portion of our previous senior credit facility.  This charge also relates to the write-off of unamortized financing fees and partial unwinding of a floating-to-fixed interest rate swap.  This charge was also recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

The effective tax rate for the nine months ended September 30, 2005 was 19.8% compared to 26.0% for the nine months ended September 30, 2004.  The lower effective tax rate in 2005 compared to 2004 was the result of the realization of certain tax benefits during the second quarter of 2005 that were previously reserved due to their previous uncertainty regarding realization and the recognition of a partial tax credit during the third quarter of 2005 related to research and development projects.

As a result of the above, earnings from continuing operations were $20.9 million and $51.2 million for the three and nine months ended September 30, 2005, respectively, compared to $11.7 million and $28.7 million for the three and nine months ended September 30, 2004, respectively.

The loss from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2005 and 2004 reflects the operating results of the following discontinued businesses: Toledo Ship Repair Company (Toledo Ship Repair), Diversified Refrigeration, Inc (DRI),  the Aerial Work Platform (AWP) businesses, and North Central Crane & Excavator Sales Corporation (North Central Crane).

During the third quarter of 2005, we decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s wholly-owned subsidiary, Manitowoc Marine Group, LLC.  Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial building services.  As a result of this closure, we recorded a $5.2 million pre-tax ($3.4 million after tax) charge for costs related to the closure of the business.  This charge included $0.2 million related to severance agreements; $1.0 for future lease payments; $0.3 for the write-off of goodwill related to this business; $2.2 million for the write-down of certain assets (primarily property, plant and equipment and inventory) to estimated salvage value; and $1.5 million for closing and other related costs.  This charge is recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.

During the third quarter of 2005, we decided to divest ourselves of our wholly-owned subsidiary, Diversified Refrigeration, Inc. (DRI).  DRI is our private-label Foodservice contract manufacturing operation located in Tennessee.

During the second quarter of 2004, we completed the sale of our wholly-owned subsidiary, Delta Manlift SAS (Delta) and certain other assets of our Aerial Work Platform (AWP) businesses, to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactures the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  We received $9.0 million for the sale of Delta and certain other assets of our AWP businesses.  As a result of the sale and additional reserves for the closures of the other AWP businesses, we recorded a $1.0 million pre-tax gain ($0.7 million net of taxes).  This gain was recorded in gain on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations in the second quarter of 2004.  Delta was acquired in August 2002 as part of the acquisition of Grove Investors Inc. (Grove).  During December 2003, we completed plans to restructure our AWP businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dillingen, Germany and the discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  With the sale of Delta and the closure of the Liftlux and U.S. Manlift operations, we no longer participate in the aerial work platform market, other than providing aftermarket parts and service support.

During the fourth quarter of 2003 we terminated our distributor agreement with North Central Crane, a wholly-owned crane distributor.  We entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.

Financial Condition

First Nine Months of 2005

During the first nine months of 2005, cash and cash equivalents decreased by $57.8 million.  On January 10, 2005, we completed the redemption of $61.3 million of our 10 ½% senior subordinated notes due 2012, which required us to pay a premium to the note holders of $6.4 million.  During the first nine months of 2005, accounts receivable and inventory increased $36.7 million and $101.7 million, respectively.  These increases are primarily the result of higher sales in the Crane segment, increased backlog in the Crane segment and traditional seasonal inventory build-up in the Foodservice segment.  Offsetting these increases in operating assets was a $48.0 million increase in accounts payable and accrued expenses, primarily associated with the increased inventory.

Capital expenditures for the first nine months of 2005 were $35.0 million.  The company continues to invest capital in the Foodservice segment’s ERP system, the new China manufacturing facilities in the Crane and Foodservice segments, production machinery and equipment, and new product tooling.

During the first nine months of 2005, the company paid three quarterly dividends totaling $6.3 million.  At its February 2005 meeting, the board of directors approved changing to a quarterly dividend from an annual dividend beginning in the first quarter of 2005.

As discussed in the liquidity and capital resources section below, during June 2005, we entered into a new five year, $300.0 million secured revolving credit facility.  As a result, we incurred approximately $1.8 million of debt issuance costs.

First Nine Months of 2004

During the first nine months of 2004, cash and cash equivalents increased approximately $7.7 million.  During the first nine months of 2004 we built inventory to accommodate the large increase in backlog in the Crane segment and have increased our crane shipments to Asia which results in cranes remaining in inventory for a longer period of time due to shipment times.  In addition, inventory values were impacted by higher commodity costs.  Offsetting the increase in inventory were net earnings of $33.7 million, a reduction in accounts receivable of $14.8 million, and an increase in payables and other liabilities of approximately $67.6 million due to purchases of inventory and timing of payments.

Capital expenditures for the first nine months of 2004 were $26.4 million.  The primary expenditures were for an ERP system in the Foodservice segment, new equipment purchases in the Marine segment, and new product tooling costs. In addition, the company received $9.0 million of cash from the sale of Delta during the second quarter of 2004.  These cash proceeds are reported in the discontinued operations section of the cash flow from investing activities.

During the first nine months of 2004, we prepaid the entire term loan B portion of our previous senior credit facility, which resulted in a cash outflow of $17.9 million.

During the first nine months of 2004, we sold $28.6 million of our long term notes receivable to third party financing companies.  We have agreed to provide recourse on the notes to the financing company.  We have accounted for the sale of the notes as a financing of receivables.  Through the first nine months of 2004, $1.5 million of these notes have been collected by the third party financing companies.

Liquidity and Capital Resources

Our primary cash requirements include working capital, interest on indebtedness, capital expenditures, and dividends.  The primary sources of cash for each of these are cash flows from continuing operations and borrowings under our senior secured revolving credit facility. We had $122.6 million in cash and short term investments along with $281.1 million of unused availability under the terms of the secured revolving credit facility at September 30, 2005.  The secured revolving credit facility provides us with the option to increase the line to $550 million under the same terms at a later date.

Our outstanding debt at September 30, 2005 consisted primarily of our senior notes due 2013, and our senior subordinated notes due 2011 and 2012.

In June 2005, we entered into a five year, $300 million, secured revolving credit facility, which replaced our previous $125 million revolving credit facility that was due to expire in May 2006.  Borrowings under the new secured revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio as defined by the credit agreement.  The annual commitment fee in effect at September 30, 2005 on the unused portion of the secured revolving credit facility was 0.25%.  As of September 30, 2005, there was no amount outstanding under the secured revolving credit facility.

We had outstanding at September 30, 2005, $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations ranking prior to our 175 million Euro of 10 3/8% Senior Subordinated Notes due 2011 (Senior Subordinated Notes due 2011) ($210.3 million based on September 30, 2005 exchange rates) and our $113.8 million of 10 ½% Senior Subordinated Notes due 2012 (Senior Subordinated Notes due 2012).  Our secured revolving credit facility ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year, commencing May 1, 2004.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.  In addition, we may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.

We had outstanding at September 30, 2005, 175 million Euro ($210.3million based on September 30, 2005 exchange rates) of the Senior Subordinated Notes due 2011. The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our Senior debt, are equal in rank to our Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on the Senior Subordinated Notes due 2011 is payable semiannually in May and November each year. These notes can be redeemed by us in whole or in part for a premium after May 15, 2006.

We also had outstanding at September 30, 2005, $113.8 million of the Senior Subordinated Notes due 2012. The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our Senior debt, are equal in rank to our Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries.  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year.  These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007.

During the fourth quarter of 2004, the company issued approximately 3.0 million shares of its common stock at an offering price of $36.25.  A portion of the net proceeds received from this offering was used to redeem 35% of the Senior Subordinated Notes due 2012.  The redemption was completed on January 10, 2005.

Our secured revolving credit facility, Senior Notes due 2013, and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the secured revolving credit facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio.  These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  The secured revolving credit facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the secured revolving credit facility.  We were in compliance with all covenants as of September 30, 2005, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This new accounting standard is effective January 1, 2006.  We do not believe the adoption of SFAS No. 154 will have a material impact on our Consolidated Financial Statements.

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

Changes in Internal Controls Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  During the period covered by this report, we made no changes which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

(a)          Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2005	The Manitowoc Company, Inc.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino Senior Vice President and Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
Senior Vice President, General Counsel and Secretary

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2005

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