Form 10-K
period 2005-12-31
MANITOWOC CO INC
filed 2006-02-28
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number
1-11978

The Manitowoc Company, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0448110
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification Number)

2400 South 44th Street,
Manitowoc, Wisconsin	54221-0066
(Address of principal executive offices)	(Zip Code)

(920) 684-4410
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act. Yes ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                    Accelerated filer ☐              Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Aggregate Market Value on June 30, 2005, of the registrant’s Common Stock held by non-affiliates of the registrant was $1,235,421,613 based on the closing per share price of $41.02 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2006, the most recent practicable date, was 30,399,343.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the annual Meeting of Shareholders, dated April 7, 2006 (the “2006 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

PART I

Item 1.    Business

GENERAL

Founded in 1902, we are a diversified industrial manufacturer in three principal markets: Cranes and Related Products (Crane); Foodservice Equipment (Foodservice) and Marine.  We have over a 100-year tradition of providing high-quality, customer-focused products and support services to our markets worldwide.  For the year ended December 31, 2005 we had net sales of approximately $2.3 billion.

Our Crane business is a global provider of engineered lift solutions, offering one of the broadest lines of lifting equipment in our industry.  We design, manufacture, market, and support a comprehensive line of crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  Our Crane products are marketed under the Manitowoc, Grove, Potain, National, and Manitowoc Crane CARE brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.

Our Foodservice business is a leading broad-line manufacturer of “cold side” commercial foodservice products.  We design, manufacture and market full product lines of ice making machines, walk-in and reach-in refrigerators and freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling, and institutional foodservice markets.  Our Foodservice products are marketed under the Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, Koolaire, Flomatic, Kyees, RDI, and other brand names.  On December 30, 2005, we completed the sale of our wholly-owned subsidiary Diversified Refrigeration LLC, (f/k/a Diversified Refrigeration, Inc), (DRI) to Monogram Refrigeration, LLC, a wholly owned subsidiary of the General Electric Company (GE).  DRI, based in Selmer, Tennessee, manufactures the Monogram ® brand of residential refrigerators and freezers for GE.  See further details of this divestiture in Note 3, “Discontinued Operations,” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our Marine segment provides new construction (commercial/government), shiprepair and maintenance services for freshwater and saltwater vessels from three shipyards on the U.S. Great Lakes.  Our Marine segment serves the Great Lakes maritime market consisting of U.S. and Canadian fleets, inland waterway operations, and ocean going vessels that transit the Great Lakes and St. Lawrence Seaways and the U.S. government and military.  During 2005, we closed our Toledo Ship Repair Company (Toledo Ship Repair), a division of our wholly-owned subsidiary, Manitowoc Marine Group, LLC.  Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial repair services.  See further details of this closure in Note 3, “Discontinued Operations,” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54221-0066.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about the Crane, Foodservice and Marine segments for the years ended December 31, 2005, 2004 and 2003.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense, curtailment gain, and income tax expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segment’s operating earnings for each year below.

	2005	2004	2003

Net sales from continuing operations:
Crane	$1,628,760	$1,248,476	$962,808
Foodservice	399,557	377,169	368,631
Marine	225,780	219,223	136,651
Total	$2,254,097	$1,844,868	$1,468,090

Operating earnings from continuing operations:
Crane	$115,487	$57,011	$24,437
Foodservice	54,848	55,744	53,335
Marine	(9,184)	16,496	4,482
Corporate	(24,796)	(21,243)	(19,210)
Amortization expense	(3,065)	(3,141)	(2,919)
Curtailment gain	—	—	12,897
Operating earnings from continuing operations	$133,290	$104,867	$73,022

Capital expenditures:
Crane	$32,914	$24,192	$25,028
Foodservice	16,925	11,782	4,731
Marine	4,053	4,270	702
Corporate	1,030	2,913	1,209
Total	$54,922	$43,157	$31,670

Total assets:
Crane	$1,224,679	$1,279,665	$1,151,751
Foodservice	313,249	302,865	290,586
Marine	123,291	110,336	91,519
Corporate	300,558	235,270	126,293
Total	$1,961,777	$1,928,136	$1,660,149

PRODUCTS AND SERVICES

We sell our products categorized in the following business segments:

Business Segment	Percentage of 2005 Net Sales	Key Products	Key Brands

Cranes and Related Products	72%

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

			Manitowoc Potain Grove National Manitowoc Crane CARE

Foodservice Equipment	18%

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

			Manitowoc SerVend Multiplex Kolpak Harford-Duracool McCall Koolaire Flomatic Kyees RDI

Marine	10%

New construction services for commercial, government, and military vessels of all varieties, including research vessels, ice breakers, ferries, patrol boats, self-unloading bulk carriers, double-hull tank barges, articulated tug/barges (AT/B units) and dredges; inspection, maintenance and repair of freshwater and saltwater vessels.

Cranes and Related Products

Our Crane segment designs, manufactures and distributes a diversified line of crawler and truck mounted lattice-boom cranes, which we sell under the “Manitowoc” name.  Our Crane segment also designs and manufactures a diversified line of top slewing and self erecting tower cranes, which we sell under the “Potain” name.  We design and manufacture mobile telescopic cranes which we sell under the “Grove” name. We also design and manufacture a comprehensive line of hydraulically powered telescopic and articulated boom trucks, which we sell under the “National” brand name. We also provide crane product services, and crane rebuilding and remanufacturing services which are delivered under the “Manitowoc Crane CARE” brand name.  In some cases our products are manufactured for us or distributed for us under strategic alliances.  Our crane products are used in a wide variety of applications throughout the world, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.   Many of our customers purchase one crane together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Various crane models combined with available options have lifting capacities up to 1,433 U.S. tons.

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

Lattice-boom crawler cranes may be classified according to their lift capacity—low capacity and high capacity. Low capacity crawler cranes with 150-ton capacity or less are often utilized for general construction and duty cycle applications.  High capacity crawler cranes with greater than 150-ton capacity are utilized to lift materials in a wide variety of applications and are often utilized in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer six low-capacity models and eight high-capacity models.  We also manufacture lattice-boom, self erecting truck cranes. These cranes serve the same markets as our high capacity crawler cranes.  They differ from their crawler counterparts only in that they are mounted on a truck rather than a crawler and can travel at highway speeds.

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

Tower Cranes. Under the Potain brand name we design and manufacture tower cranes utilized primarily in the building and construction industry. Tower cranes offer the ability to lift and place material at the point of use more quickly and accurately than other types of lifting machinery without utilizing substantial square footage on the ground. Tower cranes include a stationary vertical tower and a horizontal jib with a counterweight, which is placed near the top of the vertical tower. A cable runs through a trolley which is on the jib, enabling the load to move along the jib. The jib rotates 360 degrees, which compensates for the crane’s inability to move, thus increasing the crane’s work area. Operators are primarily located where the jib and tower meet, which provides superior visibility above the worksite. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self erecting, and special cranes for dams, harbors and other large building projects. Top slewing cranes are the most traditional form of tower cranes.  Self erecting cranes are bottom slewing cranes which do not carry a counterweight on the jib and can be operated by an operator on the ground.

Top slewing tower cranes have a tower and multi-sectioned horizontal jib. Suspension cables supporting the jib extend from the tower. These cranes rotate from the top of their mast and can increase in height with the project. Top slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height.  We offer 40 models of top slewing tower cranes with maximum jib lengths of 85 meters and lifting capabilities ranging between 40 and 3,600 meter-tons. These cranes are generally sold to large building and construction groups, as well as rental companies.

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

Topless tower cranes, which are a type of top slewing crane, without the cathead or jib tiebars on the top of the mast.  The cranes are utilized primarily when overhead height is constrained or in situations where several cranes are installed close together.  These cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height.  We currently offer 7 models of topless tower cranes with maximum jib lengths of 75 meters and lifting capabilities ranging between 90 and 300 meter-tons.

Self erecting tower cranes are generally trailer-mounted, but can be mounted on axles or transported on a low-loaded trailer, and unfold in four sections, two for the tower and two for the jib. The smallest of our models unfolds in less than 8 minutes; larger models erect in a few hours. Self erecting cranes rotate from the bottom of their mast. We offer 23 models of self erecting cranes with maximum jib lengths of 50 meters and lifting capacities ranging between 10 and 120 meter-tons which are utilized primarily in low to medium rise construction and residential applications.

Mobile Telescopic Cranes.  Under the Grove brand name we design and manufacture 27 models of mobile telescopic cranes utilized primarily in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes are similar to lattice-boom cranes in that they are designed to lift heavy loads using a mobile carrier as a platform, enabling the crane to move on and around a job site without typically having to re-erect the crane for each particular job. Additionally, many mobile telescopic cranes have the ability to drive between sites, and some are permitted on public roadways. We currently offer the following four types of mobile telescopic cranes capable of reaching tip heights of 427 feet with lifting capacities up to 550 tons: (i) rough terrain, (ii) all-terrain, (iii) truck mounted, and (iv) industrial.

Rough terrain cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a work site. We produce, under the Grove brand name, 10 models of rough terrain cranes capable of tip heights of up to 279 feet and maximum load capacities of up to 130 tons.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. We produce, under the Grove brand name, 13 models of all-terrain cranes capable of tip heights of up to 427 feet and maximum load capacities of up to 550 tons.

Truck mounted cranes are designed to provide simple set-up and long reach high capacity booms and are capable of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. We produce, under the Grove brand name, 4 models of truck mounted cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 90 tons.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs.  We distribute, under the Grove brand name, 7 models of industrial cranes capable of tip heights of up to 92 feet and maximum load capacities of up to 22 tons.

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

Backlog. The year-end backlog of crane products includes orders that have been placed on a production schedule, and those orders that we have accepted and that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for the Crane segment at December 31, 2005 was $866.1 million, as compared with $340.0 million at December 31, 2004.

Foodservice Equipment

Our Foodservice segment designs, manufactures and markets commercial ice-cube and flaker machines and storage bins; walk-in refrigerators and freezers; reach-in refrigerators and freezers; refrigerated undercounter and food preparation tables; ice/beverage dispensers; post-mix beverage dispensing valves; cast aluminum cold plates; long draw beer dispensing systems; compressor racks and modular refrigeration systems; and backroom beverage equipment distribution services. Products are sold under the brand names Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, Koolaire, Flomatic, Kyees, RDI, and other brand names.

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

Our subsidiary Manitowoc Ice, Inc. manufactures 26 models of commercial ice machines under the Manitowoc brand name, serving the foodservice, convenience store, healthcare, restaurant and lodging markets. Our ice machines make ice in cube and flake form, and range in daily production capacities from 45 to 2,150 pounds.  The ice cube machines are either self-contained units, which make and store ice, or modular units, which make, but do not store ice. We offer the world’s only commercial ice making machines with patented cleaning and sanitizing technology. This feature eliminates the downtime and labor costs associated with periodic cleaning of the water distribution system. All units feature patented technology with environmentally friendly hydrofluorocarbon refrigerants. We also manufacture the patented QuietQube ice cube machines, which feature CVD, or cool vapor defrost, technology, operate heat-free, are 75% quieter than non-CVD units and produce more ice in a smaller footprint. These QuietQube machines are ideally suited for use in new restaurants, which often feature more open designs, and for use with the self-service beverage systems increasingly found in quick service restaurants and convenience stores. Our ice machines are sold throughout North America, Europe and Asia.

Walk-in Refrigerators and Freezers.  We manufacture under the brand names Kolpak and Harford-Duracool.  Products include modular and fully assembled walk-in refrigerators, coolers and freezers for restaurants, institutions, commissaries and convenience stores. Walk-in refrigerators and freezers are large, insulated storage spaces fitted with refrigeration systems. Most walk-ins are custom-made from modular insulated panels constructed with steel or aluminum exteriors and foamed-in-place urethane insulation. Refrigerator/blower units are installed in order to maintain an even temperature throughout the refrigerated space. Walk-ins come in many models with various types of doors, interior shelving, and viewing windows.  We also produce a complete line of express or pre-assembled walk-ins.

Reach-in Refrigerators and Freezers.  Reach-in refrigerators and freezers are typically constructed from stainless steel and have a thick layer of insulation in the walls, doors and floor. The cabinets have one to three doors, made of either glass or steel, and come in a variety of sizes with storage capabilities up to 72 cubic feet. Although reach-ins resemble household refrigerators, commercial versions utilize few plastic parts, incorporate larger compressor units and do not usually combine refrigerator and freezer compartments in the same unit. These design features stem from the heavy duty usage needs of most reach-ins by customers. For example, in contrast to the typical household refrigerator, commercial reach-ins may be opened and closed hundreds of times per day, placing mechanical strain on the structure and greatly increasing the cooling load on the refrigeration system.  We market these products under our McCall, Kolpak, and Koolaire brand names.  We offer over 60 self-contained upright and under-counter refrigeration equipment units, including a full line of reach-ins and refrigerated food preparation equipment for restaurants, institutions and commissaries. We also manufacture custom-built units for select national chains restaurants.

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

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2005 and 2004 was not significant because orders are generally filled within 24 to 48 hours.

Marine

We operate three shipyards located in Marinette, Wisconsin; Sturgeon Bay, Wisconsin; and Cleveland, Ohio.

Marinette, Wisconsin. Marinette Marine Corporation (Marinette) was founded along the Menominee River in Marinette, Wisconsin in 1942 to meet America’s growing need for naval construction. Since our first contract to build five wooden barges, Marinette has built more than 1,300 vessels. Marinette is a full service shipyard with in-house capabilities to design and construct the most complex vessels.   Our Marinette facility has 300,000 square feet of heated indoor production area, 53,000 square feet of secure indoor warehouse and receiving area, a 4,500 long ton certified ship launch ways and a 1,600 ton ship transport system.  These features of the Marinette facility allow the vessels to be constructed and outfitted completely indoors. When ready for launching, they are moved outdoors. Typically, vessels are 90 to 95% material and labor complete when launched which allows for the quality of the finished product and greater efficiency.

Sturgeon Bay, Wisconsin. Located in Sturgeon Bay, Wisconsin, Bay Shipbuilding Co. (Sturgeon Bay) is an industry leader in the construction of double-hulled tank vessels, dredges, and dredging support equipment, along with bulk cargo self unloading solutions. This shipyard specializes in large ship construction projects and repair work.  Our Sturgeon Bay shipyard consists of approximately 55 acres of waterfront property, approximately 295,000 square feet of enclosed manufacturing and office space, a 140-foot by 1,158-foot graving dock, a 250-foot graving dock, and a 600-foot, 7,000-ton, floating dry-dock.

Cleveland, Ohio. Cleveland Shiprepair Company specializes in all types of voyage and topside marine repair.

Backlog The year-end backlog for our Marine segment includes new project work to be completed over a series of years and repair and maintenance work presently scheduled which will be completed in the next year.  At December 31, 2005, the backlog for our Marine segment approximated $152.3 million, compared to $186.0 million one year ago. The backlog is primarily made up of new vessel construction projects and does not include options for additional vessels, yet to be awarded.

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

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-boom Crawler Cranes	Hitachi Sumitomo; Kobelco; Liebherr; Sumitomo/Link-Belt; and Terex

	Tower Cranes	Comensa; Terex Comedil/Peiner; Liebherr; FM Gru; Jaso; and Sichuan Construction Machinery

	Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex; and Tadano

	Boom Trucks	Terex; Manitex; Altec; Elliott; Tadano

Foodservice Equipment	Ice Machines	Hoshizaki; Scotsman; Follet; Ice-O-Matic

	Ice/Beverage Dispensers	Automatic Bar Controls; Celli; Cornelius; Enodis; Lancer Corporation; and Vin Service

	Walk-in Refrigerators/Freezers	American Panel; ICS; Nor-Lake; and W.A. Brown

	Reach-in Refrigerators/Freezers	Beverage Air; Delfield; Traulsen; and True Foodservice

Marine	Ship Repair and Construction	Alabama Shipbuilding & Drydock; Bender Shipbuilding & Repair; Bollinger- Lockport & Larose; Fraser Shipyards; VT Halter Marine; and Port Weller Drydocks

Engineering, Research and Development

Our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at all of our significant manufacturing facilities. We have a staff of engineers and technicians on three continents who are responsible for improving existing products and developing new products. We incurred research and development expenditures of $26.0 million in 2005, $21.2 million in 2004 and $17.4 million in 2003.

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

Employee Relations

We employ approximately 8,000 persons and have labor agreements with 12 union locals in North America.  In addition, a large majority of our European employees belong to European trade unions.   There were no work stoppages during 2005 or 2004, however, the following work stoppages occurred during 2003 and 2002:

•                 At our Manitowoc Crane Facility for 4 days during November of 2003 by the Local International Association of Machinists.

•                 At our Marinette Marine facility for 44 days beginning January 21, 2003, by the local boilermakers union.

•                 At our Bay Shipbuilding facility for 5 days during February of 2002 by the local boilermakers, electrical workers, pipefitters, and carpenters unions.

In 2006, a total of 6 collective bargaining contracts expire at Bay Shipbuilding Company (4 contracts) and Manitowoc Cranes, Inc. (2 contracts).  We believe that we have satisfactory relations with our unions and, therefore, anticipate reaching new agreements on satisfactory terms as the existing agreements expire.

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

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

Geographic Areas

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2005	2004	2003	2005	2004
United States	$1,177,668	$981,550	$799,720	$569,240	$561,953
Other North America	38,722	36,377	13,173	—	—
Europe	679,414	576,780	477,001	386,954	495,865
Asia	118,240	106,095	84,066	38,840	9,591
Middle East	112,932	70,981	59,881	465	—
Central and South America	34,813	24,206	10,883	35	43
Africa	37,274	15,843	7,906	—	—
South Pacific and Caribbean	8,049	4,826	2,989	6,043	6,226
Australia	46,985	28,210	12,471	6,817	8,497
Total	$2,254,097	$1,844,868	$1,468,090	$1,008,394	$1,082,175

Item 1A. Risk Factors

The following are risk factors identified by management that if any events contemplated by the following risks actually occur, then our business, financial condition or results of operations could be materially adversely affected.

Some of our business segments are cyclical or are otherwise sensitive to volatile or variable factors. A downturn or weakness in overall economic activity or fluctuations in those other factors can have a material adverse effect on us.

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, the demand for our crane products is cyclical and is impacted by the strength of the economy generally, interest rates and other factors that may have an effect on the level of construction activity on an international, national or regional basis. During periods of expansion in construction activity, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products. In addition, the strength of the economy generally may affect the rates of expansion, consolidation, renovation and equipment replacement within the restaurant, lodging, convenience store and healthcare industries, which may affect the performance of our Foodservice segment. Furthermore, an economic recession may impact leveraged companies, such as Manitowoc, more than competing companies with less leverage and may have a material adverse effect on our financial condition, results of operations and cash flows.

Products in our Crane and Marine segments depend in part on federal, state, local and foreign governmental spending and appropriations, including infrastructure, security and defense outlays. Reductions in governmental spending can affect demand for our products, which in turn can affect our performance.

Weather conditions can substantially affect our Foodservice segment, as relatively cool summer weather and cooler-than-normal weather in hot climates tend to decrease sales of ice and beverage dispensers.  In addition, weather conditions can affect our Marine segment.  A mild winter can keep the fleet sailing through the winter repair season rather than being coming in for repair.

Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions may cause customers to forego or postpone new purchases in favor of repairing existing machinery.

A substantial portion of our growth has come through acquisitions. We may not be able to identify or complete future acquisitions, which could adversely affect our future growth.

Our growth strategy historically has been based in part upon acquisitions. Our successful growth through acquisitions depends upon our ability to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete acquisitions in the future. In addition, our level of indebtedness may increase in the future if we finance other acquisitions with debt. This would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. We cannot assure you that future acquisitions will not have a material adverse effect on our financial condition, results of operations and cash flows.

Our future success depends on our ability to effectively integrate acquired companies and manage growth.

Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. We have made three significant acquisitions since November 2000. Future acquisitions will require integration of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, purchasing, finance and administrative organizations. Experience has taught us that the successful integration of acquired businesses requires substantial attention from our senior management and the management of the acquired companies, which tends to reduce the time that they have to manage the ongoing business. While we believe we have successfully integrated our acquisitions to date, we cannot assure you that we will be able to integrate any future acquisitions successfully, that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized. Our financial condition, results of operations and cash flows could be materially and adversely affected if we do not successfully integrate any future companies that we may acquire or if we do not manage our growth effectively.

Because we participate in industries that are intensely competitive, our net sales and profits could decline as we respond to competition.

We sell most of our products in highly competitive industries. We compete in each of those industries based on product design, quality of products, quality and responsiveness of product support services, product performance, maintenance costs and price. Some of our competitors have greater financial, marketing, manufacturing and distribution resources than we do. We cannot assure you that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.

If we fail to develop new and innovative products or if customers in our markets do not accept them, our results would be negatively affected.

Our products, especially those in the Crane and Foodservice segments, must be kept current to meet our customers’ needs. To remain competitive, we therefore must develop new and innovative products on an on-going basis. If we fail to make innovations, or the market does not accept our new products, our sales and results would suffer.

We invest significantly in the research and development of new products. These expenditures do not always result in products that will be accepted by the market. To the extent they do not, whether as a function of the product or the business cycle, we will have increased expenses without significant sales to benefit us. Failure to develop successful new products may also cause potential customers to choose to purchase used cranes or other equipment, or competitors’ products, rather than invest in new products manufactured by us. In our Marine segment, we must sometimes perform engineering services either at no cost or for limited margins, or build prototypes for little or no margin, in competing for contracts without any assurance that we will be awarded a contract for production models which would allow us to achieve an appropriate return on our investment.

Price increases in some materials and sources of supply could affect our profitability.

We use large amounts of steel, stainless steel, aluminum, copper and electronic controls among other items in the manufacture of our products. Recently, market prices of some of our key raw materials have increased significantly. In particular, we have experienced significant increases in steel, aluminum, foam, and copper prices in recent periods, which have increased our expenses. There have also been several changes in the surcharge base levels of nickel and chrome. These changes have the effect of increasing the overall market price for stainless steel, a significant raw material for our Foodservice segment. If we are not able to reduce product cost in other areas or pass future raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers—including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters—may impair our ability to satisfy our customers and could adversely affect our financial performance.

We increasingly manufacture and sell our products outside of the United States, which may present additional risks to our business.

For the years ended December 31, 2005, 2004, and 2003, approximately 47.8%, 46.8% and 45.6%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding international sales is part of our growth strategy.  We have several manufacturing facilities located in Europe and Asia and during 2005 constructed two new facilities in Asia. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and the transfer to the new facilities and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on our key personnel and the loss of these personnel could have an adverse affect on our business.

Our success depends to a large extent upon the continued services of our key executives, managers and skilled personnel. Generally, these employees are not bound by employment or non-competition agreements, and we cannot assure you that we will be able to retain our key officers and employees. We could be seriously harmed by the loss of key personnel if it were to occur in the future.

Our operations and profitability could suffer if we experience labor relations problems.

We employ approximately 8,000 people and have labor agreements with 12 union locals in North America. In addition, a large majority of our European employees belong to European trade unions. These collective bargaining or similar agreements expire at various times in each of the next several years. We believe that we have satisfactory relations with our unions and, therefore, anticipate reaching new agreements on satisfactory terms as the existing agreements expire. However, we may not be able to reach new agreements without a work stoppage or strike and any new agreements that are reached may not be reached on terms satisfactory to us. A prolonged work stoppage or strike at any one of our manufacturing facilities could have a material adverse effect on our financial condition, results of operations and cash flows.

If we fail to protect our intellectual property rights or maintain our rights to use licensed intellectual property, our business could be adversely affected.

Our patents, trademarks and licenses are important in the operation of our businesses. Although we intend to protect our intellectual property rights vigorously, we cannot assure you that we will be successful in doing so. Third parties may assert or prosecute infringement claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claimed infringement of the rights of others, could result in substantial costs and in a diversion of our resources. In addition, if a third party would prevail in an infringement claim against us, then we would likely need to obtain a license from the third party on commercial terms, which would likely increase our costs. Our failure to maintain or obtain necessary licenses or an adverse outcome in any litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our financial condition, results of operations and cash flows.

Our results of operations may be negatively impacted by product liability lawsuits.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and sales of our products. Certain of our businesses also have experienced claims relating to past asbestos exposure. Neither we nor our affiliates have to date incurred material costs related to these asbestos claims. A substantial increase in the number of claims that are made against us or the amounts of any judgments or settlements could, however, materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

We have been in negotiations with one of our Marine customers to recover certain cost overruns that resulted from change orders related to a particular contract.  During the third quarter of 2005, due to the fact that these negotiations were not successful within a timeframe satisfactory to us, we filed a lawsuit seeking recovery of these cost overruns from the customer.  The customer subsequently filed a counter suit against us in the fourth quarter of 2005. During the fourth quarter of 2005, we established a reserve of $10.2 million to reflect the inherent uncertainties in litigation of this type.  The $10.2 million reserve is recorded in cost of sales of the Marine segment in the Consolidated Statement of Operations for the year ended December 31, 2005.  Although we have established this reserve, we believe we are contractually entitled to these cost recoveries and we intend to continue to seek recovery of all amounts owed.  If we are successful in our recovery of costs as a result of this lawsuit or negotiations, the favorable impact on our Consolidated Statements of Operations and Cash Flows in a future period could be material.

Some of our products are built under fixed-price agreements; cost overruns therefore can hurt our results.

Some of our work, particularly in the Marine segment, is done under agreements on a fixed-price basis. If we do not accurately estimate our costs, we may incur a loss under these contracts. Even if the agreements have provisions which allow reimbursement for cost overruns, we may not be able to recoup excess expenses.

Strategic divestitures could negatively affect our results.

We regularly review our business units and evaluate them against our core business strategies. As part of that process, we regularly consider the divestiture of non-core and non-strategic operations or facilities. Depending upon the circumstances and terms, the divestiture of a profitable operation or facility could negatively affect our earnings.

Environmental liabilities that may arise in the future could be material to us.

Our operations, facilities and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the remediation of contamination, and otherwise relating to health, safety and the protection of the environment. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental and health and safety matters, and have in the past and will continue to incur capital costs and other expenditures relating to such matters.

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material, although we can give no assurance to that effect. We also cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities, or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs or penalties which could be material. Further, environmental laws and regulations are constantly evolving and it is impossible to predict accurately the effect they may have upon our financial condition, results of operations or cash flows.

We are exposed to the risk of foreign currency fluctuations.

Some of our operations are or will be conducted by subsidiaries in foreign countries. The results of the operations and the financial position of these subsidiaries will be reported in the relevant foreign currencies and then translated into US dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in US dollars. The exchange rates between many of these currencies and the US dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations may have a material effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods.

In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency. We attempt to reduce currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency by

•                  matching cash flows and payments in the same currency;

•                  direct foreign currency borrowing; and

•                  entering into foreign exchange contracts for hedging purposes.

However, we may not be able to hedge this risk completely or at an acceptable cost, which may adversely affect our results of operations, financial condition and cash flows in future periods.

Increased or unexpected product warranty claims could adversely affect us.

We provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could materially and adversely affect our financial condition, results of operations and cash flows.

Some of our customers rely on financing with third parties to purchase our products, and we may incur expenses associated with our assistance to customers in securing third party financing.

We rely principally on sales of our products to generate cash from operations. A portion of our sales is financed by third-party finance companies on behalf of our customers. The availability of financing by third parties is affected by general economic conditions, the credit worthiness of our customers and the estimated residual value of our equipment.  In certain transactions we provide residual value guarantees and buyback commitments to our customers or the third party financial institutions.  Deterioration in the credit quality of our customers could negatively impact their ability to obtain the resources needed to make purchases of our equipment or their ability to obtain third-party financing. In addition, if the actual value of the equipment for which we have provided a residual value guaranty declines below the amount of our guaranty, we may incur additional costs, which may negatively impact our financial condition, results of operations and cash flows.

Our leverage may impair our operations and financial condition.

As of December 31, 2005, our total consolidated debt was $493.4 million.  Our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other things, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets. In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our business objectives. We cannot assure you that we will meet any future financial tests or that the lenders will waive any failure to meet those tests.

If we default under our debt agreements, our lenders could elect to declare all amounts outstanding under our debt agreements to be immediately due and payable and could proceed against any collateral securing the debt. Under those circumstances, in the absence of readily-available refinancing on favorable terms, we might elect or be compelled to enter bankruptcy proceedings, in which case our shareholders could lose the entire value of their investment in our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES OWNED

The following table outlines the principal facilities we own or lease as of December 31, 2005:

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased

Cranes and Related Products
Europe/Asia
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Moulins, France	Manufacturing/Office	355,000	Owned/Leased
Charlieu, France	Manufacturing/Office	323,000	Owned/Leased
Zhangjiagang, China	Manufacturing	245,500	Leased
Walldorf, Germany	Office	184,000	Owned
Fanzeres, Portugal	Manufacturing	183,000	Leased

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased

La Clayette, France	Manufacturing/Office	161,000	Owned/Leased
Niella Tanaro, Italy	Manufacturing	105,500	Owned
Ecully, France	Office	85,000	Owned
Alfena, Portugal	Office	84,000	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Osny, France	Office/Storage/Repair	43,000	Owned
Decines, France	Logistics	47,500	Leased
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Naia, Portugal	Manufacturing	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Sunderland, United Kingdom	Office/Storage	14,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office	8,000	Owned
Singapore	Office	7,000	Leased
Lisbonne, Portugal	Office	6,500	Owned

United States
Shady Grove, Pennsylvania	Manufacturing/Office	1,182,300	Owned
Manitowoc, Wisconsin	Manufacturing/Office	278,000	Owned
Quincy, Pennsylvania	Manufacturing	36,000	Owned
Bauxite, Arkansas	Manufacturing/Office	22,000	Owned

Foodservice Equipment
Europe/Asia
Hangzhou, China	Manufacturing/Office	260,000	Owned

United States
Manitowoc, Wisconsin	Manufacturing	376,000	Owned
Parsons, Tennessee(1)	Manufacturing	214,000	Owned
Sparks, Nevada	Manufacturing	150,000	Leased
Sellersburg, Indiana	Manufacturing/Office	140,000	Owned
River Falls, Wisconsin	Manufacturing	133,000	Owned
La Mirada, California	Manufacturing/Office	77,000	Leased
Aberdeen, Maryland	Manufacturing/Office	67,000	Owned

Marine
Marinette, Wisconsin	Shipyard	450,000	Owned
Sturgeon Bay, Wisconsin	Shipyard	220,000	Owned/Leased
Toledo, Ohio	Shipyard	60,000	Leased
Cleveland, Ohio	Marine Repair and Storage	8,000	Leased

Corporate
Manitowoc, Wisconsin	Office	34,000	Owned
Manitowoc, Wisconsin	Hanger Ground Lease	31,320	Leased

(1)          There are three separate locations within Parsons, Tennessee.

In addition, we lease sales office and warehouse space for our Crane segment in Begles, France; Lille, France; Nantes, France; Rouen, France; Toulouse, France; Nice, France; Orleans, France; Sainte Lauent de Mure, France; Persans, France; Vitry sur Seine, France; Parabiago, Italy; Meath Ireland; Munich, Germany; Budapest, Hungary; Warsaw, Poland; Sydney, Australia; Beihjing, China; Dubai, UAE; Makati City, Philippines; Moscow, Russia; the Czech Republic, Manitowoc, Wisconsin, Shanghai, China and Reno, Nevada.  We lease office and warehouse space for our Foodservice segment in Franklin, Tennessee; Salem, Virginia; Irwindale, California; Holland, Ohio; Decaturville, Tennessee; Sparks, Nevada; and Clackames, Oregon and Lyon, France.  We also own sales offices and warehouse facilities for our Crane segment in Northhampton, England and Dole, France.

See Note 18 “Leases” to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding leases.

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

We have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including us, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  Although liability is joint and several, our share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, we accrued $3.3 million in connection with this matter.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  Our remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at December 31, 2005 is $0.4 million.  Based on the size of our current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, we do not believe that any liability imposed in connection with this site will have a material adverse effect on our financial condition, results of operations, or cash flows.

During the due diligence process for the sale of DRI (see Item 1) certain contaminants in the soil and ground water associated with the facility were identified.  As part of the sale agreement, we agreed to be responsible for costs associated with further investigation and remediation of the issues identified.  Estimates indicate that the costs to remediate this site are approximately $2.0 million.  During December 2005, we recorded a $2.0 million reserve for these estimated costs.  This charge is recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005.  Based upon available information, we do not expect the ultimate costs will have a material adverse effect on our financial condition, results of operations, or cash flows.

At certain of our other facilities, we have identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, we do not expect the ultimate costs will have a material adverse effect on our financial condition, results of operations, or cash flows.

We believe that we have obtained and are in substantial compliance with those material environmental permits and approvals necessary to conduct our various businesses.  Based on the facts presently known, we do not expect environmental compliance costs to have a material adverse effect on our financial condition, results of operations, or cash flows.

As of December 31, 2005, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  Our self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of our self-insured retention levels are $0.1 million to $3.0 million per occurrence.  The high-end of our self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition in 2002 for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2005, the largest self-insured retention level currently maintained by us is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2005, were $31.8 million; $9.6 million reserved specifically for cases and $22.2 million for claims incurred but not reported which were estimated using actuarial methods.  Based on our experience in defending product liability claims, we believe the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2005 and 2004, we had reserved $55.4 million and $46.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

We have been in negotiations with one of our Marine customers to recover certain cost overruns that resulted from change orders related to a particular contract.  During the third quarter of 2005, due to the fact that these negotiations were not successful within a timeframe satisfactory to us, we filed a lawsuit seeking recovery of these cost overruns from the customer.  The customer subsequently filed a counter suit against us in the fourth quarter of 2005. During the fourth quarter of 2005, we established a reserve of $10.2 million to reflect the inherent uncertainties in litigation of this type.  The $10.2 million reserve is recorded in cost of sales of the Marine segment in the Consolidated Statement of Operations for the year ended December 31, 2005.  Although we have established this reserve, we believe we are contractually entitled to these cost recoveries and we intend to continue to seek recovery of all amounts owed.  If we are successful in our recovery of costs as a result of this lawsuit or negotiations, the favorable impact on our Consolidated Statements of Operations and Cash Flows in a future period could be material.

During the first quarter of 2004, we reached a settlement agreement with a third party and recorded a $2.3 million gain, net of legal and settlement costs, in other income (expense) in the Consolidated Statements of Operations.

At December 31, 2005, we are contingently liable under open standby letters of credit issued by our banks in favor of third parties totaling $26.5 million.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2005.

Executive Officers of the Registrant

Each of the following officers of the company has been elected by the Board of Directors.  The information presented is as of February 25, 2006.

Name	Age	Position With The Registrant	Principal Position Held Since
Terry D. Growcock	60	Chairman & Chief Executive Officer	1998

Carl J. Laurino	44	Senior Vice President and Chief Financial Officer	2004

Thomas G. Musial	54	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	46	Senior Vice President, General Counsel and Secretary	1999

Dean J. Nolden	37	Vice President of Finance and Controller	2004

Mary Ellen Bowers	49	Vice President Corporate Development	2004

Dennis E. McCloskey	63	Vice President of Global Supply Chain Management	2005

Glen E. Tellock	45	Senior Vice President – President Crane Segment	2002

Timothy J. Kraus	52	Senior Vice President – President Foodservice Segment	2000

Robert P. Herre	53	Senior Vice President – President Marine Segment	2005

Terry D. Growcock has been the company’s president and chief executive officer since 1998 and has served as chairman of the board since October 2002.  He has also been a director since 1998.  From 1996 to 1998, he was president and general manager of Manitowoc Ice, and from 1994 to 1996 he was executive vice president of Manitowoc Equipment works.  Prior to joining the company, Mr. Growcock served in numerous management and executive positions with Siebe plc and United Technologies Corporation.  Currently, Mr. Growcock also serves as a director of Harris Corporation and Bemis Manufacturing Company, Vice Chairman of Wisconsin Manufactures and Commerce , and director of the National Association of Manufactures.

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

Mary Ellen Bowers joined the company in November of 2004 as vice president of corporate development.  Prior to joining the company, Ms. Bowers spent 23 years with Alcoa Inc.  During that period Ms. Bowers held numerous positions of increasing responsibility including vice president and general manager, Aerospace and Industrial Products, director Alcoa global business design, vice president and director, strategic planning and information technology, and manager strategic planning.

Dennis E. McCloskey was named vice president of global supply chain management in February of 2005.  Previously, he served as president and general manager of Manitowoc Marine Group since 2003.  Prior to serving as president and general manager of the Manitowoc Marine Group, he served as, vice president and general manager of Marinette Marine Corporation (2002), and vice president of business development for Manitowoc Foodservice Group (2001).  Prior to joining Manitowoc, Mr. McCloskey was a group vice president at Tecumseh Products Company and group vice president of refrigeration and air conditioning at Frigidaire Company.

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

Timothy J. Kraus has been president and general manager of Manitowoc Foodservice Group since 2000 and a senior vice president of The Manitowoc Company, Inc. since 2004.  Mr. Kraus previously served as a vice president beginning in 2000.  Previously, Mr. Kraus served as general manager of Manitowoc’s Ice/Beverage Group (1999), executive vice president and general manager of Manitowoc Ice (1998), vice president of sales and marketing (1995), and national sales manager (1989).  Prior to joining the company, Mr. Kraus was president of Universal Nolin.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol MTW. At December 31, 2005, the approximate number of record shareholders of common stock was 2,607. The amount and timing of the annual dividend is determined by the board of directors at regular times each year.  In December 2005, 2004 and 2003 the company paid cash dividend to share holders totaling $0.28 per share of common stock.  At its February 2005 meeting, the board of directors approved the return to a quarterly dividend payment beginning with the first quarter of 2005.  Quarterly dividends in the amount of $0.07 per share was paid in March, June, September and December of 2005.

The high and low sales prices of the common stock were as follows for 2005, 2004 and 2003:

Year Ended	2005			2004			2003
December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$42.59	$34.30	$40.39	$33.76	$27.59	$29.58	$26.60	16.70	$16.81
2nd Quarter	42.63	35.93	41.02	33.85	29.36	33.85	23.98	16.70	22.30
3rd Quarter	50.80	41.15	50.25	35.61	29.85	35.46	25.63	18.50	21.69
4th Quarter	54.00	45.50	50.22	39.85	32.50	37.65	31.80	21.31	31.20

Under our current bank credit agreement, we are limited on the amount of dividends we may payout in any one year.  The amount of dividend payments is restricted based on our consolidated senior leverage ratio as defined in the credit agreement.  If the consolidated senior leverage ratio is less than 2.00 to 1.00, dividend payments can not exceed $50.0 million.  If the consolidated senior leverage ratio is greater than 2.00 to 1.00, but less than 3.00 to 1.00, dividend payments can not exceed $25.0 million.

Item 6.  SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc.  The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The information presented reflects all business units other than DRI, Toledo Ship Repair, Manitowoc Boom Trucks, Inc., Femco Machine Company, Inc., North Central Crane & Excavator Sales Corporation, and the Aerial Work Platform businesses, which were either sold or closed during 2005, 2004, 2003 or 2002 and are reported in discontinued operations in the accompanying Consolidated Financial Statements.  We acquired certain businesses during 2000 through 2002.  The results of all businesses acquired during the time periods presented are included in the table from their acquisition date.

	2005	2004	2003	2002	2001	2000
Net Sales
Cranes and Related Products	$1,628,760	$1,248,476	$962,808	$674,060	$391,109	$240,027
Foodservice Equipment	399,557	377,169	368,631	374,828	354,128	368,075
Marine	225,780	219,223	136,651	204,228	158,781	53,095
Total	2,254,097	1,844,868	1,468,090	1,253,116	904,018	661,197
Gross Profit	421,868	375,667	316,717	311,422	258,343	200,065
Earnings from Operations
Cranes and Related Products	115,487	57,011	24,437	55,613	62,654	52,383
Foodservice Equipment	54,848	55,744	53,335	50,328	50,206	52,196
Marine	(9,184)	16,496	4,482	20,814	17,936	6,810
Corporate	(24,796)	(21,243)	(19,210)	(15,171)	(11,961)	(12,313)
Amortization expense	(3,065)	(3,141)	(2,919)	(2,001)	(11,074)	(6,721)
Curtailment gain	—	—	12,897	—	—	—
Total	133,290	104,867	73,022	109,583	107,761	92,355
Interest Expense	(53,766)	(55,999)	(55,673)	(50,638)	(36,567)	(12,308)
Loss on debt extinguishment	(9,072)	(1,036)	(7,300)	—	(5,540)	0
Other income (expense) - net	3,406	(801)	485	1,915	(1,268)	(2,039)
Earnings from continuing operations before income taxes	73,858	47,031	10,534	60,860	64,386	78,008
Provision for taxes on income	14,772	8,936	1,896	21,910	24,835	29,017
Earnings from continuing operations	59,086	38,095	8,638	38,950	39,551	48,991
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	905	(162)	6,958	2,805	5,997	11,277
Gain (loss) on sale or closure of discontinued operations, net of income taxes	5,809	1,205	(12,047)	(25,457)	—	—
Cumulative effect of accounting change, net of income taxes	—	—	—	(36,800)	—	—
Net earnings (loss)	$65,800	$39,138	$3,549	$(20,502)	$45,548	$60,268
Cash Flows
Cash flow from operations	$106,741	$56,963	$150,863	$94,539	$106,615	$63,047
Identifiable Assets
Cranes and Related Products	$1,224,679	$1,279,665	$1,151,751	$1,046,294	$577,523	$171,867
Foodservice Equipment	313,249	302,865	290,586	320,840	368,363	359,196
Marine	123,291	110,336	91,519	93,983	77,291	75,757
Corporate	300,558	235,270	126,293	139,529	57,238	35,710
Total	$1,961,777	$1,928,136	$1,660,149	$1,600,646	$1,080,415	$642,530
Long-term Obligations	$474,000	$512,236	$567,084	$623,547	$446,522	$137,668
Depreciation
Cranes and Related Products	$51,798	$42,889	$36,776	$24,226	$10,926	$2,118
Foodservice Equipment	6,064	4,941	5,884	6,507	6,572	5,748
Marine	951	929	897	1,008	850	266
Corporate	1,631	1,372	1,160	615	668	352
Total	$60,444	$50,131	$44,717	$32,356	$19,016	$8,484
Capital Expenditures
Cranes and Related Products	32,914	24,192	25,028	19,116	17,032	2,117
Foodservice Equipment	16,925	11,782	4,731	3,532	6,478	7,597
Marine	4,053	4,270	702	1,362	2,196	1,432
Corporate	1,030	2,913	1,209	8,283	1,857	168
Total	$54,922	$43,157	$31,670	$32,293	$27,563	$11,314
Per Share
Basic earnings (loss) per share:
Earnings from continuing operations	$1.96	$1.42	$0.33	$1.55	$1.63	$1.97
Earnings (loss) from discontinued operations, net of income taxes	0.03	(0.01)	0.26	0.11	0.25	0.45
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.19	0.04	(0.45)	(1.01)	—	—
Cumulative effect of accounting change, net of income taxes	—	—	—	(1.46)	—	—
Net earnings (loss)	$2.18	$1.45	$0.13	$(0.82)	$1.87	$2.42
Diluted earnings (loss) per share:
Earnings from continuing operations	$1.92	$1.39	$0.32	$1.51	$1.61	$1.95
Earnings (loss) from discontinued operations, net of income taxes	0.03	(0.01)	0.26	0.11	0.24	0.45
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.19	0.04	(0.45)	(0.99)	—	—
Cumulative effect of accounting change, net of income taxes	—	—	—	(1.43)	—	—
Net earnings (loss)	$2.14	$1.43	$0.13	$(0.80)	$1.86	$2.40
Avg Shares Outstanding
Basic	30,146,605	26,900,630	26,575,450	25,192,562	24,269,807	24,891,387
Diluted	30,763,017	27,377,180	26,702,852	25,781,801	24,548,463	25,122,795

1)              Certain information above for the years 2000 through 2004 has been restated to show the discontinued operation presentation of Manitowoc Boom Trucks, Inc., Femco Machine Company, Inc., North Central Crane & Excavator Sales Corporation, the Aerial Work Platform businesses, DRI and Toledo Ship Repair.  See Note 3 to the Consolidated Financial Statements.

2)              Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

3)              We acquired two businesses during 2002, one business during 2001, and three businesses during 2000.

4)              Cash dividends per share for 2000 through 2005 were as follows: $0.30 (2000 through 2001) and $0.28 (2002 through 2005).

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

The following discussion and analysis covers key drivers behind our results for 2003 through 2005 and is broken down into three major sections.  First, we provide an overview of our results of operations for the years 2003 through 2005 on a consolidated basis and by business segment.  Next we discuss our market conditions, liquidity and capital resources, off balance sheet arrangements, and obligations and commitments.  Finally, we provide a discussion of risk management techniques, contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.

All dollar amounts, except per share amounts, are in thousands of dollars throughout the tables included in this Management Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Consolidated Operations

	2005	2004	2003

Net sales	$2,254,097	$1,844,868	$1,468,090
Costs and expenses:
Cost of sales	1,832,229	1,469,201	1,151,373
Engineering, selling and administrative expenses	282,271	266,366	243,584
Amortization expenses	3,065	3,141	2,919
Plant consolidation and restructuring costs	3,242	1,293	10,089
Curtailment gain	—	—	(12,897)
Total costs and expenses	2,120,807	1,740,001	1,395,068

Operating earnings from continuing operations	133,290	104,867	73,022

Other expenses:
Interest expense	(53,766)	(55,999)	(55,673)
Loss on debt extinguishment	(9,072)	(1,036)	(7,300)
Other income (expense), net	3,406	(801)	485
Total other expenses	(59,432)	(57,836)	(62,488)

Earnings from continuing operations before taxes on income	73,858	47,031	10,534
Provision for taxes on income	14,772	8,936	1,896
Earnings from continuing operations	59,086	38,095	8,638

Discontinued operations
Earnings (loss) from discontinued operations, net of income taxes	905	(162)	6,958
Gain (loss) on sale or closure of discontinued operations, net of income taxes	5,809	1,205	(12,047)
Net earnings	$65,800	$39,138	$3,549

During the third quarter of 2005, we decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s wholly-owned subsidiary, Manitowoc Marine Group, LLC.  Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial repair services. During the third quarter of 2005, we decided that we would divest of our wholly-owned subsidiary, Diversified Refrigeration LLC (f/k/a Diversified Refrigeration, Inc.) (DRI).  DRI was our private-label Foodservice contract manufacturing operation.  On December 30, 2005, we completed the sale of DRI to Monogram Refrigeration, LLC, a wholly-owned subsidiary of the General Electric Company.  During the second quarter of 2004, we completed the sale of our wholly-owned subsidiary, Delta Manlift SAS (Delta).  In addition, in 2003 we discontinued the scissor-lift, and boom-lift products, closed the Potain GmbH (Liftlux) facility in Dilingen, Germany and discontinued U.S. Manlift production at the Shady Grove, Pennsylvania facility.  The Delta, Liftlux and U.S. Manlift operations were collectively referred to as our Aerial Work Platform (AWP) businesses.   In addition, in 2003 we sold the assets of North Central Crane & Excavator Sales Corporation (North Central Crane) our North American wholly-owned crane distribution entity.  In 2002 we decided  to divest ourselves of Femco Machine Company, Inc. (Femco), which divestiture occurred in 2003.  We have reported the results of these operations as discontinued and have restated prior year amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets.”  Prior year amounts throughout this Management Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the reporting of these operations as discontinued.

Year Ended December 31, 2005 Compared to 2004

Consolidated net sales increased 22.2% in 2005 to $2.3 billion from $1.8 billion in 2004.  All three of our business segments reported increased sales in 2005 compared to 2004.  Sales in our Crane, Foodservice, and Marine segments increased 30.5%, 5.9% and 3.0%, respectively, for the year ended December 31, 2005 compared to the same period in 2004.  Changes in currency exchange rates resulted in an increase in sales of less than one percent for the year ended December 31, 2005 compared to the year ended December 31, 2004.  Further analysis of the increases in sales by segment is presented in the Sales and Operating Earnings by Segment section of this Management Discussion and Analysis of Financial Condition and Results of Operations below.

Gross margin decreased in 2005 to 18.7% from 20.4% in 2004.  Gross margin was negatively affected by a $10.2 million reserve recorded in the Marine segment during the fourth quarter of 2005.  For a more detailed discussion of this reserve, please see the Marine segment analysis below.  Consolidated gross profit for the year ended December 31, 2005 was $421.9 million, an increase of 12.3% over the consolidated gross profit for the same period in 2004 of $375.7 million.   In addition to the impact of the Marine segment reserve, comparative consolidated gross profit for the years ended December 31, 2005 and 2004 was affected by the following items: (i) increased volumes in the Crane and Foodservice segments; (ii) favorable product mix and cost reductions implemented in recent years in the Crane and Foodservice segments; and (iii)  production inefficiencies in the Marine segment experienced during the completion of three specific new construction contracts during 2005.  In addition, a significant amount of revenue in the Marine segment for the third and fourth quarters of 2005 was from a first-run prototype military vessel that is structured as a low margin cost plus contract.

Engineering, selling and administrative expenses (ES&A) increased to $282.3 million in 2005 compared to $266.4 million in 2004, which is a $15.9 million increase.  As a percentage of sales, ES&A declined to 12.5% in 2005, compared to 14.4% in 2004.  Approximately $0.4 million of this increase is the result of the exchange rate between the U.S. Dollar and the Euro during 2005 as compared to 2004.  The remaining increase in ES&A in 2005 compared to 2004 is a result of the following: (i) increase in research and development costs in the Crane and Foodservice segments for product development; (ii) increases in Enterprise Resource Planning (ERP) costs and costs related to the creation of a domestic shared service function within the Foodservice segment; and (iii) higher employee benefit costs in 2005 across all three segments and at the corporate office.

During the third quarter of 2005, we recorded a pre-tax restructuring charge within the Foodservice segment of $3.2 million in connection with the consolidation of our Kolpak operation located in Wisconsin with our Kolpak operation located in Tennessee. This action was taken in an effort to streamline our cost structure and utilize available capacity.  This charge included $1.5 million to write-down the Wisconsin facility and land, which are held for sale, to estimated fair market value less cost to sell; $0.7 million related to the write-down of certain equipment to its estimated fair market value; $0.1 million to write-off excess inventory which was not transferred to Tennessee; $0.5 million related to severance and other employee related costs; and $0.5 million for other related closing costs.  This charge has been included in restructuring and plant consolidation costs in the Consolidated Statements of Operations for the year ended December 31, 2005.

Interest expense for the year ended December 31, 2005 decreased $2.2 million compared to the year ended December 31, 2004.  This decrease is the result of lower average debt levels and a lower Euro versus U.S. Dollar exchange rate in 2005, partially offset by an increase during 2005 in the variable interest rate portion of outstanding debt balances.

During June 2005, we recorded a charge of $0.8 million ($0.6 million net of income taxes) to write-off deferred financing costs related to the termination of our previous $125 million revolving credit facility.  In addition, on January 10, 2005, we redeemed $61.3 million of our 10 ½% senior subordinated notes due 2012.  As a result of this redemption, we incurred a charge of approximately $8.3 million ($5.4 million net of income taxes).  This charge related to the prepayment premium of $6.4 million paid to the note holders and the partial write-off of debt issuance costs of $1.9 million.  Both of these charges were recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

For the year ended December 31, 2005, the effective tax rate from continuing operations was 20.0% compared to 19.0% for the year ended December 31, 2004.  The tax rate for 2005 was favorably affected  as compared to the statutory rate by a research and development credit recorded during the second half of 2005 and certain global tax planning initiatives and fixed permanent book-tax differences.

For the year ended December 31, 2005, earnings from discontinued operations represented the operating losses of Toledo Ship Repair and the operating earnings of DRI.  The gain on sale or closure of discontinued operations represented a $17.6 million pre-tax ($9.6 million after tax) gain on the sale of DRI and a $5.2 million pre-tax ($3.8 million after tax) loss on the closure of Toledo Ship Repair.

Year Ended December 31, 2004 Compared to 2003

Consolidated net sales increased 25.7% in 2004 to approximately $1.8 billion from $1.5 billion in 2003.  This was due to increased sales in all three of our business segments, which all reported higher net sales in 2004 than in 2003.  Sales in our Crane segment increased 29.7% in 2004 to $1.2 billion.  The Foodservice segment reported net sales for 2004 of $377.2 million, a 2.3% increase compared to 2003.  The Marine segment had net sales of $219.2 million in 2004 compared to $136.7 million in 2003.  The strengthening of the Euro against the U.S. Dollar positively affected net sales in 2004 by approximately $70.9 million compared to 2003.  Further analysis of the increases in sales by segment is presented in the Sales and Operating Earnings by Segment section of this Management Discussion and Analysis of Financial Condition and Results of Operations below.

Gross margin decreased in 2004 to 20.4% from 21.6% in 2003.  Gross profit of all three segments was negatively impacted by increased commodity prices, especially steel, during 2004 compared to 2003.  Consolidated gross profit for the year ended December 31, 2004 was $375.7 million, an increase of 18.6% over the consolidated gross profit for the same period in 2003 of $316.7 million.   In addition to the impact of the increased commodity prices, comparative consolidated gross profit for the years ended December 31, 2004 and 2003 was affected by the following items: (i) increased volumes in all three segments in 2004; (ii) a profitable repair season in the Marine segment during the first part of 2004; (iii) the favorable effects of integration savings; (iv) favorable product mix and cost reductions implemented in recent years in the Foodservice segment; (v) lower margin commercial construction projects, and constructing of first time vessels at our shipyards, all of which negatively impacted our Marine segment margins in 2004; (vi) the effect of the strike at Marinette Marine Corporation in the first quarter of 2003; (vii) competitive pricing activities in certain regions and with certain products; and (viii) a strong Euro in 2004.

ES&A increased to $266.4 in 2004 compared to $243.6 million in 2003, a $22.8 million increase.  As a percentage of sales, ES&A decreased to 14.4% in 2004, compared to 16.6% in 2003.  Approximately $8.4 million of this increase is the result of the exchange rate between the U.S. Dollar and the Euro during 2004 as compared to 2003.  Research and development spending increased approximately $3.8 million in the Crane and Foodservice segments for new product introductions.  The Crane and Foodservice segments introduced 15 and 50 new products, respectively, to their markets during 2004.  As a result of the increased sales during 2004, selling expenses increased approximately $4.5 million in 2004 compared to 2003.  Corporate expenses increased approximately $2.0 million in 2004 compared to 2003. This is primarily the result of a $0.5 million expense for a sales and use tax settlement (incurred in the first quarter of 2004) and costs associated with our compliance activities relating to the Sarbanes-Oxley Act of 2002.  The remainder of the increase is primarily the result of higher employee benefit costs in all three segments and corporate.

Amortization expense of $3.1 million during 2004 increased 7.6% over the $2.9 million reported in 2003. This increase was the result of the strengthening of the Euro to the U.S. Dollar.

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

After taking all of the above matters into account, our consolidated operating earnings from continuing operations for 2004 were $104.9 million, which was 43.6% higher than 2003. Our 2003 operating earnings were benefited by the one-time impact of $12.9 million for a curtailment gain of certain of our postretirement benefit plans.

Interest expense for 2004 was relatively flat at $56.0 million compared  to 2003.  During 2004 we made payments on our debt of $34.7 million. However, this decrease in debt was offset by the increase in the Euro against the US Dollar, causing increased expense associated with our Euro-denominated 10 3/8% senior subordinated notes due 2011 and increase in market rates. The weighted average interest rate paid on all outstanding debt at December 31, 2004 was 8.7%, as compared to 7.9% at December 31, 2003.

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

Discontinued operations in 2004 include the results of operations of DRI, Toledo Ship Repair (both discontinued in 2005) North Central Crane and our AWP business.  In addition, it includes the gain on the sale of our subsidiary Delta Manlift. The discontinued AWP business included our Delta subsidiary, which was sold in the second quarter of 2004; the Liftlux product line and facility located in Dillingen, Germany; our scissor-lift and boom-lift product categories; and our U.S. Manlift product line.

Sales and Operating Earnings by Segment

Operating earnings reported below by segment include the impact of reductions due to restructurings and plant consolidation costs, whereas these expenses were separately identified in the Results of Consolidated Operations table above.

Cranes and Related Products

	2005	2004	2003
Net sales	$1,628,760	$1,248,476	$962,808
Operating earnings	$115,487	$57,011	$24,437
Operating margin	7.1%	4.6%	2.5%

Year Ended December 31, 2005 Compared to 2004

Net sales from the Crane segment for the year ended December 31, 2005 increased 30.5% to $1.6 billion versus $1.2 billion for the year ended December 31, 2004.  The increase occurred in all major geographic regions as well as in our aftermarket sales and service business.  From a product line standpoint this sales increase was driven by increased volumes of tower and mobile hydraulic cranes worldwide, increased sales in our aftermarket sales and service business, increased crawler crane sales in Europe and Asia, and increased boom truck sales in North America.  The stronger average Euro currency over the U.S. Dollar in 2005 compared to 2004 had a less than one percent favorable impact on sales.  As of December 31, 2005, total Crane segment backlog was $866.1 million, a 154.7% increase over the December 31, 2004 backlog which was $340.0 million.

For the year ended December 31, 2005, the Crane segment reported operating earnings of $115.5 million compared to $57.0 million for the year ended December 31, 2004.  Crane segment operating earnings for the year ended December 31, 2004 was affected by a charge of $0.8 million related to restructuring activities.  That restructuring charge related to costs incurred during the second and third quarter of 2004 for the consolidation of certain of our European crane facilities.  This charge has been included in restructuring and plant consolidation costs in the Consolidated Statements of Operations for the year ended December 31, 2004.  Operating earnings of the Crane segment for the year ended December 31, 2005 were positively affected by increased volume across all regions and products, productivity gains as a result of consolidation efforts during the past several years, and effective leveraging of engineering, selling and administrative expenses on higher sales volumes.   For the year ended December 31, 2005, operating earnings were not significantly affected by changes in foreign currency exchanges rates.

Year Ended December 31, 2004 Compared to 2003

Net sales from the Crane segment increased 29.7% to $1.2 billion for 2004 versus $962.8 million for 2003.  The increased sales in 2004 was driven by increased volume of tower and mobile hydraulic cranes worldwide, increased crawler crane sales in Asia, increases in our aftermarket sales and service business, and the impact of the Euro exchange rate from year to year.  The impact of the Euro exchange rate was 3.6% of the 29.7% increase in sales during 2004, as compared to 2003.  As of December 31, 2004, total Crane segment backlog was $340.0 million compared to $213.2 million as of December 31, 2003.

For 2004, the Crane segment reported net operating earnings of $57.0 million compared to $24.4 million for 2003.  The Crane segment recorded restructuring charges during 2004 and 2003 of $0.8 million and $9.1 million, respectively, which are included in operating earnings of the Crane segment for each respective year.  Operating earnings of the Crane segment during 2004 were positively impacted by increased volume, the Euro exchange rate and cost savings as a result of prior year integration actions.  Operating earnings were negatively impacted by competitive pricing into emerging markets, and increased commodity prices.  Increased commodity prices, primarily steel, negatively impacted Crane segment operating earnings by $8.6 million, net of pricing actions in 2004 versus 2003.

Foodservice Equipment Segment

Prior year sales and operating earnings of the Foodservice segment have been restated for the discontinued operation of DRI.

	2005	2004	2003
Net sales	$399,557	$377,169	$368,631
Operating earnings	$54,848	$55,744	$53,335
Operating margin	13.7%	14.8%	14.5%

Year Ended December 31, 2005 Compared to 2004

Foodservice segment net sales increased 5.9% to $399.6 million in 2005 compared to $377.2 million in 2004.  The increase was driven by higher sales in the ice and beverage divisions offset by slightly lower sales in the refrigeration division.  The increase occurred in both unit volume and higher prices.  The increase in pricing was in response to higher commodity costs experienced during 2005.  The higher volumes in the ice and beverage divisions were driven by hotter-than-normal temperatures throughout much of the United States during the summer of 2005.  The decrease in sales of the refrigeration division reflects a slowing in the rate of new restaurant construction in the United States and the timing of larger equipment replacement projects.

Foodservice segment operating earnings of $54.8 million for 2005 were down $0.9 million from operating earnings of $55.7 million in 2004.   The decrease in operating earnings in 2005 is the result of  a restructuring charge of $3.2 million taken relating to the consolidation of the Kolpak facility located in River Falls, Wisconsin with the Kolpak facility located in Parsons, Tennessee.  On a comparative basis, restructuring costs included in operating earnings of the Foodservice segment for the year ended December 31, 2004 were $0.5 million.  The 2004 restructuring charge relates to the closure of the European ice machine manufacturing business.  Offsetting the 2005 restructuring charge were increases in operating earnings of both the ice and beverage divisions.  Operating earnings for the year ended 2005 were positively impacted by increased sales volume.  The increased pricing discussed above was entirely offset by increases in commodity costs and did not have a favorable impact on operating earnings for the year ended December 31, 2005.  Operating earnings for the year ended December 31, 2005 were also negatively affected by the costs of the ongoing investment in a segment-wide ERP project within the Foodservice segment and the creation of the domestic Foodservice shared service function.

Year Ended December 31, 2004 Compared to 2003

Foodservice segment net sales increased 2.3% to $377.2 million in 2004 compared to $368.6 million in 2003.  This increase was primarily the result of higher sales in our ice machine business.  The ice machine business performed well all year, outpacing the industry and posting the highest market share in our history.  Sluggish demand in end markets, held net sales flat or down slightly in our beverage and refrigeration businesses for 2004 versus 2003.  During 2004, the Foodservice segment introduced 50 new products, which helped drive the aggregate segment sales increase.

Operating earnings of $55.7 million for 2004 increased approximately 4.5% compared to operating earnings of $53.3 million for 2003.  Operating margins were up 0.3% to 14.8% for 2004 compared to 14.5% for 2003.  Operating earnings were positively impacted by increased sales in our ice machine business.  This increase, however, was somewhat offset by increased prices for steel and other commodities.  In addition, the Foodservice segment incurred expenses of approximately $1.1 million during 2004 related to the ongoing implementation of a segment-wide ERP system.  The company did not incur similar costs in 2003.  The Foodservice segment incurred approximately $0.5 million and $1.0 million of restructuring costs, which are included in operating earnings in 2004 and 2003, respectively.

Marine Segment

Prior year sales and operating earnings of the Marine segment have been restated for the discontinued operation of Toledo Ship Repair.

	2005	2004	2003
Net sales	$225,780	$219,223	$136,651
Operating earnings (loss)	$(9,184)	$16,496	$4,482
Operating margin	(4.1)%	7.5%	3.3%

Year Ended December 31, 2005 Compared to 2004

Marine segment net sales increased 3.0% to $225.8 million in 2005 compared to $219.2 million in 2004.  The increase in sales was primarily driven by several new construction vessels, as well as revenue from a Navy prototype vessel.  During 2005 we completed the third Staten Island Ferry for the City of New York, the initial production of the Navy’s INLS lighterage system, a Great Lakes ice breaker, and four double hull tank barges.  Also contributing to the increase in revenue in 2005 was the 2005 winter repair season revenue, which increased by approximately $3.2 million compared to 2004..

For 2005, the Marine segment reported a loss from operations of approximately $9.2 million.  This loss is primarily the result of a $10.2 million reserve recorded during the fourth quarter of 2005.  We have been in negotiations with one of our Marine customers to recover certain cost overruns that resulted from change orders related to a particular contract.  During the third quarter of 2005, due to the fact that these negotiations were not successful within a timeframe satisfactory to us, we filed a lawsuit seeking recovery of these cost overruns from the customer.  The customer subsequently filed a counter suit against us in the fourth quarter of 2005. During the fourth quarter of 2005, we established a reserve of $10.2 million to reflect the inherent uncertainties in litigation of this type.  The $10.2 million reserve is recorded in cost of sales of the Marine segment in the Consolidated Statement of Operations for the year ended December 31, 2005.  Although we have established this reserve, we believe we are contractually entitled to these cost recoveries and we intend to continue to seek recovery of all amounts owed.  If we are successful in our recovery of costs as a result of this lawsuit or negotiations, the favorable impact on our Consolidated Statements of Operations and Cash Flows in a future period could be material.

In addition to the $10.2 million reserve, 2005 operating results were negatively affected by cost increases in material and production inefficiencies experienced on certain specific construction contracts.   Labor inefficiencies were incurred due to delays and disruption caused by customer change orders and a larger mix of first-time or limited vessel construction projects.  In addition, the large number of projects in process at the same time in our shipyards, a shortage of available specific skilled labor, and project rework requirements all resulted in greater than normal utilization of costlier subcontract labor on certain contracts.  Finally, the majority of the Marine segment revenues during the second half of the year were from a relatively low margin first-run military prototype vessel that is structured as a cost plus contract.

At December 31, 2005, the Marine segment has a growing backlog of projects that match the capabilities of our two shipyards and a build schedule that allows for a more efficient use of our resources.  In addition, all current contracts have terms that help shield Manitowoc from future commodity price escalation.

Year Ended December 31, 2004 Compared to 2003

Marine segment net sales increased 60.4% to $219.2 million in 2004 compared to $136.7 million in 2003.  The increase was a result of higher commercial contract revenue from construction contracts awarded to us during late 2003 and early 2004.  In addition, sales for 2003 were adversely affected by the 44-day strike at Marinette Marine Corporation (Marinette).  Also, we had greater repair work in the first quarter of 2004 compared to the first quarter of 2003.  Repair work is normally at higher margins than new construction work.  Between January and April of 2004, we had one of the largest fleets in our history docked at our Sturgeon Bay shipyard.  During 2004 we completed our multi-year contract for a fleet of seagoing buoy tenders for the US Coast Guard, and we delivered two Staten Island Ferries for the City of New York, along with two double-hull tank barges, and an ocean-going tug for a commercial customer.

Marine segment operating earnings of $16.5 million in 2004 was a 268.1% increase over operating earnings of $4.5 million for 2003.  The increase in operating earnings in 2004 versus 2003 was primarily a result of the amount of commercial contracts being worked on in 2004 versus 2003, as well as the winter repair season at our Sturgeon Bay facility and the impact of the strike in 2003.

General Corporate Expenses

	2005	2004	2003
Net sales	$2,254,097	$1,844,868	$1,468,090
Corporate expenses	$24,796	$21,243	$19,210
% of Net sales	1.1%	1.2%	1.3%

Year Ended December 31, 2005 Compared to 2004

Corporate expenses increased $3.6 million to $24.8 million in 2005 compared to $21.2 million in 2004.  This 16.7% increase is primarily the result of the following: (i) costs incurred in setting up the accounts receivable securitization facility; (ii) costs incurred in the pursuit of potential acquisition targets; (iii) increased employee related costs; and (iv) higher depreciation costs on technical infrastructure investments.

Year Ended December 31, 2004 Compared to 2003

Corporate expenses increased 10.6% in 2004 versus 2003.  The increase in corporate expenses in 2004 compared to 2003 is primarily the result of $0.5 million in expense for a sales and use tax settlement (incurred in the first quarter of 2004) and costs associated with our compliance activities relating to the Sarbanes-Oxley Act of 2002.

Market Conditions and Outlook

During 2006, we will strive to protect our market shares, improve our cost structures, and continue to invest in new product development.  Because of our global Crane businesses and our continued focus to become more global in our Foodservice businesses, we are affected now more than ever by non-domestic world economies.  The economies of Europe and Asia, in particular, affect our performance.

We believe that our diversified business model, global presence, and broad product offerings proved beneficial to us in 2005 and will continue to provide stability to our company into the future.  Product line and geographic diversification within our segments also proved beneficial.

Cranes and Related Products – The global Crane market continued its recovery in 2005.  This increase benefited most of our regional and product end-markets.    This included the beginning of the upturn in the domestic crawler crane business late in 2005.   Material costs continued to escalate throughout 2005, but at a rate lower than in 2004.  Product pricing continued to increase during the year as the industry passed along these costs to the end markets.   The Crane segment also offset these price increases with other material and manufacturing cost reductions.  Price increases to recover material cost increases and other manufacturing cost reductions have contributed to the improved gross margins in the Crane segment.   In 2006,   we expect to see some minor escalation of material costs which we anticipate the industry will again offset with pricing actions.

During 2005, we grew market share within most product categories globally.    We have responded to significant increases in demand in Asia by undertaking the construction of a new crane manufacturing facility in China.  The improvement in overall market share is partially a reflection of continued significant investment in new products, which included the introduction of 11 new products in 2005.  We will continue to invest in new products and product support in 2006.

Looking ahead, we expect volumes to increase significantly in North America for all products as a result of the cyclical crane recovery, the impact of market share increases and the overall market conditions.   We believe the construction equipment market has now entered the second year of the growth phase of the cycle, which is typically several years in duration.   Further, the domestic crawler market, which tends to lag the overall crane market, appears to be recovering with greater growth expected in 2006. We expect Asia will continue to grow, driven by the China expansion and general recovery of Asian economies.  In addition we expect to see commodity costs rise in 2006, but at a lower level than the last two years.  We have developed strategies to help us adapt to these conditions.  In this environment we plan to protect our market share by providing our customers with what we believe is the best value in the industry.  We will work to grow our market share globally by leveraging the strength of our brand names, product service and support, and expanded product offerings.

In 2006, we plan to introduce 19 new crane models.  We will continue to expand our global reach.   One way to achieve this expansion is through the strategic positioning of our sales and product support infrastructure in Asia. In addition, our global sales force is cross selling our entire product line.  Our past acquisitions have given us a broad product offering and worldwide distribution and product support.  We believe these factors along with new product introductions will help us continue to grow market share in 2006.  We believe that our growth strategy is solid and supported by the diversification of our global manufacturing and distribution presence.  We will continue to attack our markets geographically, rather than by product line.

Foodservice Equipment –  In 2005, the Foodservice segment introduced more than 25 new products for the fourth consecutive year.  These new product introductions contributed to a market share gain in ice machines and steady sales in our other product categories.  The domestic foodservice industry got off to a strong start in 2005, but weakened in the early spring due to abnormally cool and wet conditions in some areas of the U.S.  After a late start to the ultimately hot summer weather, foodservice equipment sales picked up mid-year and remained quite strong through the fall and early winter.

The dramatic rise in commodity costs throughout 2004 and early 2005, offset by price increases in 2004, presented challenges for us in 2005.  In most of our businesses we reacted to soft sales trends partially caused by those price increases with calculated pricing actions.  Those actions were taken selectively on particular product models or features to gain a competitive edge.  The impact of these price adjustments were off set by volume increases.

We expect that the same factors that drove our strong operating performance in 2005 will continue to drive our business in 2006.  We expect that the market will grow in 2006 at approximately the same rate than it did in 2005, and we believe we are positioned to outperform the industry due to our wide range of new products that were introduced in the past 4 years and will be introduced in 2006.

We also will continue to invest in foreign markets during 2006.  With the completion of our new manufacturing and engineering center in Hangzhou, China, we are poised to expand our sales and marketing presence in the region.  The increased presence will leverage our brand strength in the fastest growing foodservice equipment market in the world.  Although we are presently only manufacturing ice machines and beverage equipment in this facility, we plan to expand manufacturing to other foodservice products for this region as well.

Marine  – 2005 was a busy year for the Marine segment.  The 2005 winter repair season was strong, with 18 vessels in the shipyard from January to April.  We completed the final Staten Island Ferry along with the first release of the Improved Naval Lighterage System (INLS).  Three petroleum tank barges were completed at various times throughout the year, with construction of an additional tank barge started.  The Marine segment also started the design phase of a tank barge contract awarded late in the year.  At year-end, work was near completion on a self-unloading cement barge, and construction was in full swing on the prototype Littoral Combat Ship. We delivered the Great Lakes Icebreaker Mackinaw to the Coast Guard late in the year.  Lingering cost issues on three specific projects carried over into 2005 from 2004, adversely affecting margins. We have implemented various measures to mitigate these issues in new and future contracts.

As in the past two years, we expect that 2006 will prove to be busy, based on the volume of work in backlog at December 31, 2005.

Construction efforts will continue on the Littoral Combat Ship, as will work on additional units of INLS.  Also, we will commence work on the design award phase of the Navy’s radar ship replacement program for the Cobra Judy.  We believe mid-sized shipyards such as Manitowoc Marine have an opportunity to play an increasing larger role in the future military and government vessel procurements.

Commercial work for 2006 includes the completion of a self-unloading cement barge, one double-hull tank barge, and one articulated tug and barge (AT/B) unit.  In addition, work will commence on another double-hull tank barge and a second AT/B unit, with deliveries schedule for late in 2007.  Significant market activity in recent months has provided the Marine segment with good opportunities to build a solid backlog.

Finally, we expect that the 2006 Great Lakes winter repair season will at least equal that of 2005. Lake activity is governed primarily by two factors: (i) the health of the coal and iron ore freight market; and (ii) the cycle of the required regulatory inspections.

Liquidity and Capital Resources

Cash flow from operations during 2005 was $106.7 million compared to $57.0 million in 2004.  We applied a portion  of this cash flow to capital spending, dividends and payment of outstanding debt.  In addition, we had $231.8 million in cash and short-term investments on-hand at December 31, 2005, an increase of $53.1 million versus 2004.  In addition we had $269.2 million of unused availability under our secured revolving credit facility at December 31, 2005.  The availability under the secured revolving credit facility is reduced for an outstanding balance of $4.3 million and outstanding letters of credit of $26.5 million as of December 31, 2005.

On January 10, 2005, we completed the redemption of $61.3 million of our 10 ½% senior subordinated notes due 2012, which required us to pay a premium to the note holders of $6.4 million.  During 2005, accounts receivable and inventory increased by $24.7 million and $113.5 million, respectively.  These increases were primarily the result of higher sales and backlog in the Crane segment.  Offsetting these increases in operating assets was a $131.4 million increase in accounts payable and accrued expenses, primarily associated with the increased inventory.  During the fourth quarter of 2005 we entered into a $60 million accounts receivable securitization facility, which resulted in a $28.7 increase in cash flow from operations from the sale of certain domestic Crane segment receivables at the end of the year.

We spent a total of $54.9 million during 2005 for capital expenditures.  We continue to fund capital expenditures to improve the cost structure of our business, to invest in new processes, products and technology, and to maintain high-quality production standards.  The following table summarizes 2005 capital expenditures and depreciation by segment.

	Capital Expenditures	Depreciation
Crane	$32,914	$51,798
Foodservice	16,925	6,064
Marine	4,053	951
Corporate	1,030	1,631
Total	$54,922	$60,444

The significant capital expenditures in 2005 include the continued investment in the Foodservice segment’s ERP system, the new China manufacturing facilities in the Crane and Foodservice segments, production machinery and equipment, and new product tooling.

During 2005 and 2004, we sold two businesses.  During 2005 we sold our DRI business and received proceeds of approximately $28.4 million, and in 2004 we sold Delta and received approximately $9.0 million in proceeds.  This cash is reported in the discontinued operations section of the cash flow from investing activities.

In December 2004, we sold, pursuant to an underwritten public offering, approximately 3.0 million shares of our common stock at a price of $36.25 per share.  Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million.  In addition to underwriting discounts and commissions, we incurred approximately $0.8 million of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. We used a portion of the proceeds to redeem $61.3 million of our Senior Subordinated Notes due 2012 and to pay the required premium to the note holders of $6.4 million.  We used the balance for general corporate purposes.  The redemption of the Senior Subordinated Notes due 2012 was completed on January 10, 2005.

During the years ended December 31, 2005 and 2004, we sold $20.5 million and $25.8 million, respectively, of our long term notes receivable to third party financing companies. We guaranty varying percentages, up to 100%, of collection of the notes to the financing companies.   We have accounted for the sales of the notes as a financing of receivables.  The receivables remain on our Consolidated Balance Sheet, net of payments made, in other current and non-current assets, and we have recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheet.  The cash flow benefit of these transactions, net of payments made by the customer, is reflected as financing activity in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2005 and 2004 the customers paid $6.3 million and $2.6 million, respectively, of the notes to the third party financing companies.  As of December 31, 2005 and 2004, the outstanding balance of the notes receivables guaranteed by us was $37.4 million and  $23.2 million, respectively.

Our debt at December 31, 2005, consisted primarily of borrowings under our secured revolving credit facility, our senior unsecured notes due 2013, our senior subordinated notes due 2011, and our senior subordinated notes due 2012, as well as outstanding amounts under foreign overdraft facilities and capital leases.

In June 2005, we entered into a five-year, $300 million, secured revolving credit facility, which replaced our $125 million revolving credit facility that was due to expire in May 2006.  The credit facility also provides for our ability to access an additional $250 million of borrowing capacity during the life of the facility under the same terms.  Borrowings under the secured revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio as defined by the credit agreement.  The annual commitment fee in effect at December 31, 2005 on the unused portion of the secured revolving credit facility was 0.20%.  As of December 31, 2005, there was $4.3 million outstanding under the secured revolving credit facility at an effective interest rate of 7.25% and $26.5 million of outstanding letters of credit.

On November 6, 2003, we completed the sale of $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations ranking prior to our 175 million Euro of 10 3/8% senior subordinated notes due 2011 (Senior Subordinated Notes due 2011) and prior to our $175 million of 10 ½% senior subordinated notes due 2012 (Senior Subordinated Notes due 2012).  Our secured revolving credit facility ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.  In addition, we may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.

We had outstanding at December 31, 2005, 175 million Euro ($207.5 million based on December 31, 2005 exchange rates) of 10 3/8% Senior Subordinated Notes due 2011. The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our senior debt (other than our Senior Subordinated Notes due 2012), are equal in rank to our Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on these Senior Subordinated Notes due 2011 is payable semiannually in May and November of each year.  These notes can be redeemed by us in whole or in part for a premium after May 15, 2006.

We also had outstanding at December 31, 2005, $113.8 million of 10 ½% Senior Subordinated Notes due 2012. The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our senior debt (other than our Senior Subordinated Notes due 2011), are equal in rank to our Senior Subordinated Notes due 2011, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries.  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year.  These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007.

Our secured revolving credit facility, Senior Notes due 2013, and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the secured revolving credit facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, these covenants require us to meet specified financial tests, such as a consolidated interest coverage ratio, consolidated total leverage ratio, and consolidated senior leverage ratio.  These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  The secured revolving credit facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the secured revolving credit facility.  We were in compliance with all covenants as of December 31, 2005, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 month period.

Our debt position increases our vulnerability to general adverse industry and economic conditions and results in a significant portion of our cash flow from operations being used for payment of interest on our debt.  This could potentially limit our ability to respond to market conditions or take advantage of future business opportunities.  Our ability to service our debt is dependent upon many factors, some of which are not subject to our control, such as general economic, financial, competitive, legislative, and regulatory factors.  In addition, our ability to borrow additional funds under the secured revolving credit facility in the future will depend on our meeting the financial covenants contained in the credit agreement, even after taking into account such new borrowings.

The secured revolving credit facility or other future facilities may be used for funding future acquisitions, seasonal working capital requirements, capital expenditures, and other investing and financing needs.  We believe that our available cash, secured revolving credit facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund our capital and debt financing requirements for the foreseeable future.

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.           Our secured revolving credit facility requires us to comply with certain financial ratios and tests to comply with the terms of the agreement. We were in compliance with these covenants as of December 31, 2005, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the secured revolving credit facility ($4.3 million as of December 31, 2005). Further, such acceleration would constitute an event of default under the indentures governing our Senior Subordinated Notes due 2011 and 2012 and our Senior Notes due 2013.

B.             Circumstances that could impair our ability to continue to engage in transactions that have been integral to historical operations or are financially or operationally essential, or that could render that activity commercially impracticable, such as the inability to maintain a specified credit rating, level of earnings, earnings per share, financial ratios, or collateral. We do not believe that the risk factors applicable to our business are reasonably likely to impair our ability to continue to engage in our historical activities at this time.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•                       We have disclosed in Note 15 to the Consolidated Financial Statements our buyback and residual value guaranty commitments.

•                       We also lease various assets under operating leases. The future estimated payments under these arrangements are also disclosed in Note 18 to the Consolidated Financial Statements.

•                       We have disclosed our accounts receivable factoring arrangement and our accounts receivable securitization arrangement in Notes 8 and 9, respectively, to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2005 is as follows:

	Total Committed	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$486,796	$18,189	$—	$—	$—	$—	$468,607
Capital leases	6,578	1,185	1,137	1,041	959	708	1,548
Operating leases	64,005	20,904	13,980	7,794	4,256	3,191	13,880
Purchase obligations	—	—	—	—	—	—	—
Total committed	$557,379	$40,278	$15,117	$8,835	$5,215	$3,899	$484,035

* - There were no significant purchase obligation commitments at December 31, 2005

* - Table above does not include interest payments

Additionally, at December 31, 2005, we had outstanding letters of credit that totaled $26.5 million.  We also had buyback commitments and residual value guarantees outstanding, that if all were satisfied in full at December 31, 2005, the total cash cost to us would be $124.0 million, this amount is not reduced for amounts the company would recover from repossessing and subsequent resale of collateral.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the pension plans at the minimum level required by applicable regulations. In 2005, cash contributions to the pension plans by us were $5.7 million, and we estimate that our pension plan contributions will be approximately $3.8 million in 2006.

Risk Management

We are exposed to market risks from changes in interest rates, commodities, and changes in foreign currency exchange.  To reduce these risks, we selectively use financial instruments and other proactive management techniques.  We have written policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes.  The use of financial instruments for trading purposes or speculation is strictly prohibited.

For a more detailed discussion of our accounting policies and the financial instruments that we use, please refer to Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Debt,” of the Notes to the Consolidated Financial Statements.

Interest Rate Risk

In 2005 we used interest rate swaps entered into with third party financial institutions such that approximately 57% of our debt is fixed and 43% is floating at December 31, 2005.  At December 31, 2005, we had five fixed-to-floating interest rate swaps outstanding.  These swap contracts effectively convert $214.0 million of our fixed rate Senior Subordinated and Senior Notes to variable rate debt.  Under these swap agreements, we contract with a counter-party to exchange the difference between a floating rate and the fixed rate applied to $214.0 million of our Senior Subordinated Notes and Senior Notes.  These contracts are considered to be a hedge against changes in the fair value of the fixed-rate obligations.  Accordingly, these interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheet at December 31, 2005 as a net liability of $2.7 million, and the related debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged.  Changes during any accounting period in the fair value of the interest rate swap contract, as well as the offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statements of Operations.  The change in the fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings from these swaps for the year ended December 31, 2005.  A 10% increase or decrease in the floating rate we pay under these swap agreements would result in a change in pre-tax interest expense of approximately $2.0 million.  This amount was calculated assuming the year-end weighted-average rate of the swaps was constant throughout the year.

Interest swaps expose us to the risk that the counter-party may be unable to pay amounts it owes us under the swap agreements.  To manage this risk we enter into swap agreements only with financial institutions that have high credit ratings.

Commodity Prices

We are exposed to fluctuating market prices for commodities, including steel, copper, foam, and aluminum.  Each of our business segments is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized across business segments, and others are specific to a business segment or business unit.  In 2005 and 2004, certain of these commodities were subject to abnormal availability and significant price increases.  Although we have established procedures in place to manage these pressures, we can provide no assurance that these measures will insulate us fully from adverse consequences of continued unfavorable developments in the commodity markets.

Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 48% of our total sales for 2005, with the largest percentage (30%) being sales into various European countries.

Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to reduce earnings and cash flow impact on nonfunctional currency denominated receivables and payables, predominantly between our Euro-denominated operations and their customers outside the Euro zone.  Gains and losses resulting from hedging instruments offset the foreign exchange gains and losses on the underlying assets and liabilities being hedged.  The maturities of these forward exchange contracts generally coincide with the settlement date of the related transactions.  We also periodically hedge anticipated transactions, primarily at firm order date for orders to be sold into non-Euro-denominated locations, with forward exchange contracts.  These forward exchange contracts are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  At December 31, 2005, we had outstanding forward exchange contracts hedging underlying accounts receivable with a fair market value of $0.7 million and forward exchange contracts hedging outstanding firm orders with a fair market value of $0.6 million.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2005, would not have a significant impact on our Consolidated Statement of Earnings as any gains or losses under the foreign exchange contracts hedging accounts receivable balances would be offset by equal gains or losses on the underlying receivables.  Any gains or losses under the foreign exchange contracts hedging outstanding firm orders would not have a significant impact due to the relatively immaterial amount of contracts outstanding being hedged.

Our primary translation exchange risk exposure at December 31, 2005 was with the Euro.  To a much lesser extent, we are also exposed to translation risk with our other foreign operations, primarily in the United Kingdom.  Our Euro-denominated 175 million Senior Subordinated Notes due 2011 offsets a significant amount of the translation risk with our operations in Europe.  The currency effects of this foreign-denominated debt obligation are reflected in the accumulated other comprehensive income (loss) account within stockholders’ equity, where it offsets the translation impact of an equal amount of similarly foreign-denominated net assets of our European operations.  A 10% appreciation or depreciation of the value of the Euro to the U.S. Dollar at December 31, 2005 would have an impact of increasing or decreasing the outstanding debt balance on our Consolidated Balance Sheet by $22.2 million.  This impact would be partially offset by gains and losses on our net investments in foreign subsidiaries whose functional currency is the Euro.

At December 31, 2005, there was also a portion of our foreign currency translation exposure that was not hedged.  Amounts invested in non-U.S. based subsidiaries are translated into U.S. Dollar at the exchange rate in effect at year-end.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive income at December 31, 2005, is $34.4 million.  Using year-end exchange rates, the total amount invested in foreign operations at December 31, 2005 was approximately $506.8 million of which $207.5 million was naturally hedged with local, non-U.S. Dollar debt.

Environmental, Health, Safety, and Other Matters

We have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including us, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  Although liability is joint and several, our share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, we accrued $3.3 million in connection with this matter.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  Our remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at December 31, 2005 is $0.4 million.  Based on the size of our current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, we do not believe that any liability imposed in connection with this site will have a material adverse effect on our financial condition, results of operations, or cash flows.

During the due diligence process for the sale of DRI certain contaminants in the soil and ground water associated with the facility were identified.  As part of the sale agreement, we agreed to be responsible for costs associated with further investigation and remediation of the issues identified.  Estimates indicate that the costs to remediate this site are approximately $2.0 million.  During December 2005, we recorded a $2.0 million reserve for these estimated costs.  This charge is recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005.  Based upon available information, we do not expect the ultimate costs will have a material adverse effect on our financial condition, results of operations, or cash flows.

At certain of our other facilities, we have identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, we do not expect the ultimate costs will have a material adverse effect on our financial condition, results of operations, or cash flows.

We believe that we have obtained and are in substantial compliance with those material environmental permits and approvals necessary to conduct our various businesses.  Based on the facts presently known, we do not expect environmental compliance costs to have a material adverse effect on our financial condition, results of operations, or cash flows.

As of December 31, 2005, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  Our self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of our self-insured retention levels are $0.1 million to $3.0 million per occurrence.  The high-end of our self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition in 2002 for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2005, the largest self-insured retention level currently maintained by us is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2005, were $31.8 million; $9.6 million reserved specifically for cases and $22.2 million for claims incurred but not reported which were estimated using actuarial methods.  Based on our experience in defending product liability claims, we believe the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2005 and 2004, we had reserved $55.4 million and $46.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

We have been in negotiations with one of our Marine customers to recover certain cost overruns that resulted from change orders related to a particular contract.  During the third quarter of 2005, due to the fact that these negotiations were not successful within a timeframe satisfactory to us, we filed a lawsuit seeking recovery of these cost overruns from the customer.  The customer subsequently filed a counter suit against us in the fourth quarter of 2005. During the fourth quarter of 2005, we established a reserve of $10.2 million to reflect the inherent uncertainties in litigation of this type.  The $10.2 million reserve is recorded in cost of sales of the Marine segment in the Consolidated Statement of Operations for the year ended December 31, 2005.  Although we have established this reserve, we believe we are contractually entitled to these cost recoveries and we intend to continue to seek recovery of all amounts owed.  If we are successful in our recovery of costs as a result of this lawsuit or negotiations, the favorable impact on our Consolidated Statements of Operations and Cash Flows in a future period could be material.

During the first quarter of 2004, we reached a settlement agreement with a third party and recorded a $2.3 million gain, net of legal and settlement costs, in other income (expense) in the Consolidated Statements of Operations.

At December 31, 2005, we are contingently liable under open standby letters of credit issued by our banks in favor of third parties totaling $26.5 million.

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

Inventories and Related Reserve for Obsolete and Excess Inventory – Inventories are valued at the lower of cost or market using both the first-in, first-out (FIFO) method and the last-in, first-out (LIFO) method and are reduced by a reserve for excess and obsolete inventories.  The estimated reserve is based upon specific identification of excess or obsolete inventories together with a general provision based on pre-established percentages applied to specific aging categories of inventory.  These categories are evaluated based upon historical usage, estimated future usage, and sales requiring the inventory.  These percentages were established based upon historical write-off experience.

Goodwill and Other Intangible Assets – We account for goodwill and other intangible assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however, it is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Ice Group; Refrigeration Group; Beverage Group; and Marine Group, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at June 30, 2005, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Indefinite and definite lived intangible assets are also subject to impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While the company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Employee Benefit Plans – We provide a range of benefits to our employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date.  The approach we use to determine the annual assumptions are as follows:

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

Income Taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We record a valuation allowance that represents  a reserve on deferred tax assets for which utilization is uncertain.  Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets.  The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated.  Our policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States.  Accordingly, we do not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.

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

During December 2004, the FASB revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all annual periods beginning after June 15, 2005. We currently account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No employee or outside director compensation costs related to stock option grants are currently reflected in net earnings. We are required to adopt SFAS No. 123-Revised on January 1, 2006. See Note 2, Summary of Significant Accounting Policies, for pro forma information if we had elected to adopt the requirements of the previously issued SFAS No. 123.  When we adopt SFAS No. 123-Revised we will utilize the Black-Scholes option pricing model to estimate the fair value of the options, adopt the statement utilizing the modified prospective approach and estimate that the 2006 impact on the consolidated statement of operations will be $6.3 million pre-tax.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the company on July 1, 2005. The adoption of SFAS No. 153 did not have an impact on our Consolidated Financial Statements.

In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a company is required to recognize a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for companies no later than the end of their first fiscal year ending after December 15, 2005.  The adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

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

Marine—shipping volume fluctuations based on performance of the steel industry; weather and water levels on the Great Lakes; trends in government spending on new vessels; five-year survey schedule; the replacement cycle of older marine vessels; growth of existing marine fleets; consolidation of the Great Lakes marine industry; frequency of casualties on the Great Lakes; the level of construction and industrial maintenance, and ability of our customers to obtain financing.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule:

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2005

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:

We have completed an integrated audit of The Manitowoc Company, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 28, 2006

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2005, 2004 and 2003

Thousands of dollars, except per share data	2005	2004	2003
Operations
Net sales	$2,254,097	$1,844,868	$1,468,090
Costs and expenses:
Cost of sales	1,832,229	1,469,201	1,151,373
Engineering, selling and administrative expenses	282,271	266,366	243,584
Amortization expense	3,065	3,141	2,919
Plant consolidation and restructuring costs	3,242	1,293	10,089
Curtailment gain	—	—	(12,897)
Total costs and expenses	2,120,807	1,740,001	1,395,068
Operating earnings from continuing operations	133,290	104,867	73,022

Other expenses:
Interest expense	(53,766)	(55,999)	(55,673)
Loss on debt extinguishment	(9,072)	(1,036)	(7,300)
Other income (expense)-net	3,406	(801)	485
Total other expenses	(59,432)	(57,836)	(62,488)

Earnings from continuing operations before taxes on income	73,858	47,031	10,534

Provision for taxes on income	14,772	8,936	1,896

Earnings from continuing operations	59,086	38,095	8,638
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $(1,264), $(832) and $1,662, respectively	905	(162)	6,958
Gain (loss) on sale or closure of discontinued operations, net of income taxes of $6,629, $294 and $(2,826), respectively	5,809	1,205	(12,047)
Net earnings	$65,800	$39,138	$3,549

Per Share Data
Basic earnings per share:
Earnings from continuing operations	$1.96	$1.42	$0.33
Earnings (loss) from discontinued operations, net of income taxes	0.03	(0.01)	0.26
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.19	0.04	(0.45)
Net earnings	$2.18	$1.45	$0.13

Diluted earnings per share:
Earnings from continuing operations	$1.92	$1.39	$0.32
Earnings (loss) from discontinued operations, net of income taxes	0.03	(0.01)	0.26
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.19	0.04	(0.45)
Net earnings	$2.14	$1.43	$0.13

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2005 and 2004

Thousands of dollars, except share data	2005	2004

Assets
Current assets:
Cash and cash equivalents	$229,511	$176,415
Marketable securities	2,310	2,248
Accounts receivable, less allowance of $23,782 and $26,308	243,193	244,335
Inventories-net	331,453	287,036
Deferred income taxes	74,388	60,963
Other current assets	72,528	74,964
Total current assets	953,383	845,961

Property, plant and equipment-net	353,917	357,568
Goodwill-net	429,597	451,868
Other intangible assets-net	139,858	154,342
Deferred income taxes	26,683	48,490
Other non-current assets	58,339	69,907
Total assets	$1,961,777	$1,928,136

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$591,771	$513,504
Current portion of long-term debt	—	61,250
Short-term borrowings	19,374	10,355
Product warranties	47,285	37,870
Product liabilities	31,824	29,701
Total current liabilities	690,254	652,680

Non-current liabilities:
Long-term debt, less current portion	474,000	512,236
Pension obligations	71,645	67,798
Postretirement health and other benefit obligations	52,358	54,097
Long-term deferred revenue	81,739	82,587
Other non-current liabilities	48,453	39,809
Total non-current liabilities	728,195	756,527

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock (75,000,000 shares authorized, 39,793,982 shares issued, 30,362,501 and 29,949,715 shares outstanding, respectively)	397	397
Additional paid-in capital	197,340	188,746
Accumulated other comprehensive income	16,617	61,014
Unearned compensation	(1,416)	(47)
Retained earnings	429,751	372,398
Treasury stock, at cost (9,431,481 and 9,844,267 shares, respectively)	(99,361)	(103,579)
Total stockholders’ equity	543,328	518,929
Total liabilities and stockholders’ equity	$1,961,777	$1,928,136

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

Thousands of dollars	2005	2004	2003
Cash Flows From Operations
Net earnings	$65,800	$39,138	$3,549
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	(6,714)	(1,043)	5,089
Depreciation	60,444	50,131	44,717
Amortization of intangible assets	3,065	3,141	2,919
Amortization of deferred financing fees	2,092	3,265	1,810
Deferred income taxes	13,980	(5,163)	(2,492)
Curtailment gain	—	—	(12,897)
Plant relocation and restructuring costs	3,242	1,293	10,089
Loss on early extinguishment of debt	2,641	1,036	7,300
Gain on sale of property, plant and equipment	(5,006)	(2,094)	(1,542)
Changes in operating assets and liabilities, excluding the effects of business dispositions:
Accounts receivable	(24,740)	6,082	5,277
Inventories	(113,454)	(84,385)	25,734
Other assets	(12,232)	(23,177)	(15,040)
Accounts payable and accrued expenses	73,204	46,441	13,211
Other liabilities	58,214	23,023	25,179
Net cash provided by operating activities of continuing operations	120,536	57,688	112,903
Net cash provided by (used for) operating activities of discontinued operations	(13,795)	(725)	37,960
Net cash provided by operating activities	106,741	56,963	150,863
Cash Flows From Investing
Capital expenditures	(54,922)	(43,157)	(31,670)
Proceeds from sale of property, plant and equipment	15,104	15,448	14,414
(Purchase) sale of marketable securities	(62)	(28)	150
Net cash used for investing activities of continuing operations	(39,880)	(27,737)	(17,106)
Net cash provided by investing activities of discontinued operations	28,290	7,781	2,006
Net cash used for investing activities	(11,590)	(19,956)	(15,100)
Cash Flows From Financing
Net proceeds from issuance of common stock	—	104,948	—
Proceeds from senior notes	—	—	150,000
Payments on long-term debt	(77,110)	(42,979)	(257,617)
Proceeds (payments) on short-term borrowings-net	19,886	8,259	(2,000)
Proceeds from revolving credit facility	4,300	—	—
Proceeds from notes financing - net	14,240	23,244	—
Debt issue costs	(1,820)	—	(5,599)
Dividends paid	(8,447)	(7,532)	(7,446)
Exercises of stock options	10,829	6,687	118
Net cash provided by (used for) financing activities	(38,122)	92,627	(122,544)
Effect of exchange rate changes on cash	(3,933)	1,813	3,714
Net increase in cash and cash equivalents	53,096	131,447	16,933
Balance at beginning of year	176,415	44,968	28,035
Balance at end of year	$229,511	$176,415	$44,968
Supplemental Cash Flow Information
Interest paid	$50,251	$51,821	$54,489
Income taxes paid	$12,221	$7,037	$7,559

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income

For the years ended December 31, 2005, 2004 and 2003

Thousands of dollars, except shares data	2005	2004	2003
Common Stock - Shares Outstanding
Balance at beginning of year	29,949,715	26,572,024	26,412,735
Stock options exercised	432,590	334,925	16,656
Stock swap for stock options exercised	(19,804)	(3,189)	—
Restricted stock cancelled	—	(1,545)	—
Issuance of common stock,	—	3,047,500	—
Stock issued from deferred compensation plans	—	—	142,633
Balance at end of year	30,362,501	29,949,715	26,572,024
Common Stock - Par Value
Balance at beginning of year	$397	$367	$367
Issuance of common stock	—	30	—
Balance at end of year	$397	$397	$367
Additional Paid-in Capital
Balance at beginning of year	$188,746	$81,297	$81,230
Issuance of common stock	162	104,118	—
Stock options exercised	7,085	3,331	67
Restricted stock issued	1,347	—	—
Balance at end of year	$197,340	$188,746	$81,297
Accumulated Other Comprehensive Income
Balance at beginning of year	$61,014	$40,800	$(51)
Other comprehensive income (loss):
Foreign currency translation adjustments	(34,439)	22,852	39,629
Derivative instrument fair market adjustment, net of income taxes of $(1,414), $1,339 and $833	(3,487)	3,248	2,379

Additional minimum pension liability, net of income taxes of $3,484, $1,138 and $1,075	(6,471)	(5,886)	(1,157)
Balance at end of year	$16,617	$61,014	$40,800
Unearned Compensation
Balance at beginning of year	$(47)	$(328)	$(609)
Restricted stock issued	(1,821)	—	—
Compensation expense recognized during the year	452	281	281
Balance at end of year	$(1,416)	$(47)	$(328)
Retained Earnings
Balance at beginning of year	$372,398	$340,792	$344,689
Net earnings	65,800	39,138	3,549
Cash dividends	(8,447)	(7,532)	(7,446)
Balance at end of year	$429,751	$372,398	$340,792
Treasury Stock
Balance at beginning of year	$(103,579)	$(106,936)	$(106,988)
Stock options exercised	3,744	3,357	52
Restricted stock issued	474	—	—
Balance at end of year	$(99,361)	$(103,579)	$(106,936)
Comprehensive Income
Net earnings	$65,800	$39,138	$3,549
Other comprehensive income (loss):
Foreign currency translation adjustments	(34,439)	22,852	39,629
Derivative instrument fair market adjustment, net of income taxes	(3,487)	3,248	2,379
Additional minimum pension liability, net of income taxes	(6,471)	(5,886)	(1,157)
Comprehensive income	$21,403	$59,352	$44,400

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

The Crane business is a global provider of engineered lift solutions which designs, manufactures and markets a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  The Crane products are marketed under the Manitowoc, Grove, Potain, and National brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.  Our crane-related product support services are marketed under the Crane CARE brand name and include maintenance and repair services and parts supply.

The Foodservice business is a broad-line manufacturer of “cold side” commercial foodservice products.  Foodservice designs, manufactures and markets full product lines of ice making machines, walk-in and reach-in refrigerators/freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling and institutional foodservice markets.  Foodservice products are marketed under the Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, Koolaire, Flomatic, Kyees, RDI, and other brand names.

The Marine business provides new construction, ship repair and maintenance services for freshwater and saltwater vessels and oceangoing mid-size commercial, research, and military vessels from three shipyards on the Great Lakes.  Marine serves the Great Lakes maritime market consisting of US and Canadian fleets, inland waterway operations and ocean going vessels that transit the Great Lakes and St. Lawrence Seaway.

Basis of Presentation  The consolidated financial statements include the accounts of The Manitowoc Company, Inc. and its wholly and majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year’s presentation (see Note 3, “Discontinued Operations,” for more information regarding reclassifications).  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

2.              Summary of Significant Accounting Policies

Cash Equivalents and Marketable Securities All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.  Marketable securities at December 31, 2005 and 2004, include securities which are considered “available for sale.”  The difference between fair market value and cost of these investments was not significant for either year.

Inventories Inventories are valued at the lower of cost or market value.  Approximately 85% and 90% of the company’s inventories at December 31, 2005 and 2004, respectively, were computed using the first-in, first-out (FIFO) method.  The remaining inventories were computed using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $21.0 million and $18.5 million at December 31, 2005 and 2004, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

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

Property, plant and equipment is depreciated over the following estimated useful lives:

Years
Building and improvements	2-40
Drydocks and dock fronts	15-25
Machinery, equipment and tooling	2-20
Furniture and fixtures	5-20
Computer hardware and software	2-5

Property, plant and equipment also includes cranes accounted for as leases.  Equipment accounted for as leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement such as guaranteed more than insignificant residual value or made a buyback commitment.  Equipment that is leased directly to the customer is accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic life.  Equipment involved in financing arrangements is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.  The amount of rental equipment included in property, plant and equipment amounted to $118.6 million and $121.5 million, net of accumulated depreciation, at December 31, 2005 and 2004, respectively.

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

Financial Instruments  The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, accounts payable, and short-term variable rate debt approximated fair value at December 31, 2005 and 2004.  The fair value of the company’s 10 3/8% Senior Subordinated Notes due 2011 was approximately $221.0 million and $269.3 million at December 31, 2005 and 2004, respectively.  The fair value of the company’s 10 1/2% Senior Subordinated Notes due 2012 was approximately $126.3 million and $201.2 million at December 31, 2005 and 2004, respectively.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $154.1 million and $162.4 million at December 31, 2005 and 2004, respectively.  See Note 8, “Debt” for the related book values of these debt instruments.  The aggregate fair values of interest rate swaps and foreign currency exchange contracts at December 31, 2005 and 2004 were ($1.9) million and $8.5 million, respectively.  These fair values are the amounts at which they could be settled, based on estimates obtained from financial institutions.

Warranties Estimated warranty costs are recorded in cost of sales at the time of sale of the warranted products based on historical warranty experience for the related product or estimates of projected costs due to specific warranty issues on new products.  These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience.

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

Foreign Currency Translation  The financial statements of the company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for income and expense items.  Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (Loss) (OCI) as a component of stockholders’ equity.

Derivative Financial Instruments and Hedging Activities  The company has written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes.  The use of financial instruments for trading purposes is strictly prohibited.  The company uses financial instruments to manage the market risk from changes in foreign exchange rates and interest rates.  The company follows the guidance of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138, and No. 149.  The fair values of all derivatives are recorded in the Consolidated Balance Sheets.  The change in a derivative’s fair value is recorded each period in current earnings or accumulated OCI depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction.

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

For the years ended December 31, 2005, 2004 and 2003, no amount was recognized in earnings due to ineffectiveness of a hedge transaction; however, in December 2004 and 2003, $0.4 million and $1.4 million, respectively, was recognized as a charge to earnings due to the company unwinding its floating-to-fixed interest rate swap contract.  This charge is included in loss on debt extinguishment in the Consolidated Statements of Operations for the years ended December 31, 2004 and 2003.   As of December 31, 2005, the company has no floating-to-fixed interest rate swap contracts outstanding.  The amount reported as derivative instrument fair market value adjustment in the accumulated OCI account within stockholders’ equity represents the net gain (loss) on foreign exchange currency exchange contracts designated as cash flow hedges, net of income taxes.

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

Other The company’s foreign operations are exposed to foreign currency translation risk.  The company’s Euro-denominated 175 million Senior Subordinated Notes due 2011 naturally hedges a significant amount of the translation risk with the company’s operations in Europe.  The currency effects of this foreign-denominated debt obligation is reflected in the accumulated other comprehensive income account within stockholders’ equity, where it offsets the translation impact of an equal amount of similarly foreign-denominated net assets of the European operations.

Stock-Based Compensation  At December 31, 2005, the company has five stock-based compensation plans, which are described more fully in Note 13, “Stock Options.”  The company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based employee compensation cost related to stock options is reflected in earnings.  During 2005, the company recognized approximately $0.4 million of compensation expense related to restricted stock which was issued during the year.  In addition, during 2005, 2004 and 2003, the company recognized approximately $0.1 million, $0.3 million and $0.3 million, respectively, of compensation expense related to restricted stock which was issued during 2002.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	2005	2004	2003
Reported net earnings	$65,800	$39,138	$3,549
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(4,443)	(4,860)	(5,243)
Proforma net earnings (loss)	$61,357	$34,278	$(1,694)
Earnings (loss) per share
Basic - as reported	$2.18	$1.45	$0.13
Basic - pro forma	$2.04	$1.27	$(0.06)

Diluted - as reported	$2.14	$1.43	$0.13
Diluted - pro forma	$2.00	$1.25	$(0.06)

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

Amounts related to long-term contracts accounted for according to the percentage-of-completion method included in the Consolidated Balance Sheet at December 31 were as follows:

	2005	2004

Amounts billed, included in accounts receivable	$15,653	$17,249
Recoverable costs and accrued profit on progress completed but not billed, included in other current assets	$29,812	$30,598
Amounts billed in excess of sales, included in accounts payable and accrued expenses	$22,372	$5,258

Recoverable costs and accrued profit on progress completed but not billed related to amounts not billable at the balance sheet date.  It is anticipated that such amounts will be billed in the first quarter of the subsequent year.  Amounts billed but not paid pursuant to retainage contract provisions, which are due upon completion of the contracts, were $7.8 million and $7.0 million as of December 31, 2005 and 2004, respectively, and are included in other current assets in the Consolidated Balance Sheets.

As discussed above, the company enters into transactions with customers that provide for residual value guarantees and buyback commitments on certain crane transactions.  The company records transactions which it provides significant residual value guarantees and any buyback commitments as operating leases.  Net revenues in connection with the initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  See Note 15, “Guarantees.”

The company also leases cranes to customers under operating lease terms.  Proceeds received in connection with these transactions are recognized as revenue over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Research and Development  Research and development costs are charged to expense as incurred and amount to $26.0 million, $21.2 million and $17.4 million, for the years ended December 31, 2005, 2004 and 2003, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

Comprehensive Income  Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholders’ equity.  Currently, these items are foreign currency translation adjustments, additional minimum pension liability adjustments and the change in fair value of certain derivative instruments.

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

Recent Accounting Pronouncements  In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for the company on January 1, 2006.  The company does not believe the adoption of SFAS No. 151 will have a material impact on its Consolidated Financial Statements.

During December 2004, the FASB revised SFAS No. 123.  SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all annual periods beginning after June 15, 2005. The company currently accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No employee or outside director compensation costs related to stock option grants are currently reflected in net earnings. The company is required to adopt SFAS No. 123-Revised on January 1, 2006. See above for pro forma information if the company had elected to adopt the requirements of the previously issued SFAS No. 123.  When the company adopts SFAS No. 123-Revised the company will utilize the Black-Scholes option pricing model to estimate the fair value of the options, adopt the statement utilizing the modified prospective approach and estimate that the 2006 impact on the consolidated statement of operations will be $6.3 million pre-tax.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 was effective for the company on July 1, 2005. The adoption of SFAS No. 153 did not have an impact on our Consolidated Financial Statements.

In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a company is required to recognize a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for companies no later than the end of their first fiscal year ending after December 15, 2005.  The adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

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

3.              Discontinued Operations

During the third quarter of 2005, the company decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s wholly-owned subsidiary, Manitowoc Marine Group, LLC.  Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial repair services.  The company recorded a $5.2 million pre-tax ($3.8 million after tax) charge for costs related to the closure of the business.  This charge included $0.2 million related to severance agreements; $1.0 million for future lease payments; $0.3 million for the write-off of goodwill related to this business; $2.2 million for the write-down of certain assets (primarily property, plant and equipment and inventory) to estimated salvage value; and $1.5 million for closing and other related costs.  This charge is recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.  The closure of Toledo Ship Repair represents a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of Toledo Ship Repair in current and prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

The following selected financial data of Toledo Ship Repair for the years ended December 31, 2005, 2004 and 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	2005	2004	2003

Net sales	$11,314	$27,919	$14,397

Pretax earnings (loss) from discontinued operation	$(6,693)	$(7,422)	$88
Pretax loss on closure	(5,189)	—	—
Provision (benefit) for taxes on earnings (loss)	(4,446)	(1,410)	16
Net earnings (loss) from discontinued operation	$(7,436)	$(6,012)	$72

During the third quarter of 2005, the company decided that it would divest of its wholly-owned subsidiary Diversified Refrigeration, LLC, (f/k/a Diversified Refrigeration, Inc.) (DRI).  DRI is the company’s private-label Foodservice contract manufacturing operation.  On December 30, 2005, the company completed the sale of DRI to Monogram Refrigeration, LLC, a wholly-owned subsidiary of the General Electric Company.  Net proceeds from the sale of DRI were approximately $28.4 million and resulted in a pre-tax gain of $17.6 million ($9.6 million after tax).  This gain is recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.  The sale of DRI represents a discontinued operation under SFAS No. 144.  Results of DRI in current and prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

The following selected financial data of DRI for the years ended 2005, 2004 and 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	2005	2004	2003

Net sales	$91,081	$91,314	$88,369

Pretax earnings from discontinued operations	$6,334	$9,520	$11,373
Pretax gain on sale	17,627	—	—
Provision for taxes on earnings	9,811	1,809	2,047
Net earnings from discontinued operation	$14,150	$7,711	$9,326

During the second quarter of 2004, the company completed the sale of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactured the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The company received $9.0 million for Delta and certain other assets of the company’s Aerial Work Platform (AWP) businesses.  As a result of the sale and additional reserves for the closures of the other AWP businesses, the company recorded a $1.5 million pre-tax gain ($1.2 million net of taxes).  This gain is recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.  Delta was acquired in August 2002 as part of the Grove Investors, Inc. (Grove) acquisition.  During December 2003, the company completed plans to restructure its AWP businesses.  The restructuring included the closure of the Potain GmbH (Liftlux) facility in Dilingen, Germany and discontinuation of U.S. Manlift production at the Shady Grove, Pennsylvania facility.  The sale of Delta, the closure of Liftlux and the discontinuation of the U.S. Manlift production represent discontinued operations under SFAS No. 144.  Results of these operations have been classified as discontinued to exclude the results from continuing operations.  In addition, during 2003 the company recorded a $13.7 million pre-tax ($11.1 million net of taxes) charge for the closure of the AWP businesses.  This charge includes the following: $4.9 million to write-off the goodwill related to the AWP businesses; $3.5 million to record a reserve for the present value of future non-cancelable operating lease obligations; $3.1 million to write-down inventory to estimated realizable value; and $2.2 million for other closure costs.  The $13.7 million charge was recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

The following selected financial data of the AWP businesses for the years ended December 31, 2004 and 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There were no general corporate expense or interest expense allocated to discontinued operations during the years ended December 31, 2004 and 2003.  There were no operating activities related to the AWP businesses during the year ended December 31, 2005.

	2004	2003

Net sales	$14,761	$48,630

Pretax loss from discontinued operations	$(2,726)	$(3,316)
Pretax gain (loss) on sale or closure	1,499	(13,677)
Benefit for taxes on loss	(840)	(3,232)
Net loss from discontinued operations	$(387)	$(13,761)

During the fourth quarter of 2003 the company terminated its distributor agreement with North Central Crane & Excavator Sales Corporation (North Central Crane), the company’s wholly-owned crane distributor.  The company entered into a new distributor agreement with an independent third party for the area previously covered by North Central Crane.  The termination of the North Central Crane represents a discontinued operation under SFAS No. 144 as this was the company’s only wholly-owned domestic crane distributor. Results of this company have been classified as discontinued to exclude the results from continuing operations.  In connection with the closure, the company recorded a $1.1 million pre-tax ($0.9 million net of taxes) loss, primarily for a loss on sale of inventory to the new independent third party distributor.  The $1.1 million charge is recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes, in the Consolidated Statement of Operations.

The following selected financial data of North Central Crane for the years ended December 31, 2004 and 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no general corporate expense or interest expense allocated to discontinued operations during the years ended December 31, 2004 and 2003.  There were no operating activities related to North Central Crane during the year ended December 31, 2005.

	2004	2003

Net sales	$3,068	$22,407

Pretax earnings (loss) from discontinued operation	$(366)	$249
Pretax loss on closure	—	(1,051)
Benefit for taxes on loss	(97)	(160)
Net loss from discontinued operations	$(269)	$(642)

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

The following selected financial data of Femco for the period from January 1, 2003, through February 14, 2003 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no general corporate expense or interest expense allocated to discontinued operations during the year ended December 31, 2003.  There were no operating activities related to Femco during the years ended December 31, 2005 or 2004.

2003

Net sales	$2,178

Pretax earnings from discontinued operation	$47
Pretax gain on sale	439
Provision for taxes on earnings	165
Net earnings from discontinued operations	$321

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

During the third quarter of 2003, the company and Quantum agreed to the final post-closing adjustment for the sale of Manitowoc Boom Trucks.  The agreement resulted in the company paying $4.7 million to Quantum during 2003.  This payment was largely the result of reduction in working capital of Manitowoc Boom Trucks from September 30, 2002 to December 31, 2002 for which the company already received the cash.  The agreement resulted in the company recording a charge for the sale of Manitowoc Boom Trucks of approximately $0.6 million ($0.4 million net of tax) during 2003.  This charge is recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes, in the Consolidated Statement of Operations for the year ended December 31, 2003.

4.              Inventories

The components of inventories at December 31 are summarized as follows:

	2005	2004
Inventories - gross:
Raw materials	$131,637	$111,400
Work-in-process	113,902	87,825
Finished goods	143,178	144,480
Total	388,717	343,705
Less excess and obsolete inventory reserve	(36,300)	(38,132)
Net inventories at FIFO cost	352,417	305,573
Less excess of FIFO costs over LIFO value	(20,964)	(18,537)
Inventories - net	$331,453	$287,036

5.              Property, Plant and Equipment

The components of property, plant and equipment at December 31 are summarized as follows:

	2005	2004

Land	$33,854	$37,736
Building and improvements	171,002	176,222
Drydocks and dock fronts	19,935	19,935
Machinery, equipment and tooling	224,118	230,675
Furniture and fixtures	24,079	27,647
Computer hardware and software	35,914	32,545
Rental cranes	179,373	165,320
Construction in progress	28,073	16,441
Total cost	716,348	706,521
Less accumulated depreciation	(362,431)	(348,953)
Property, plant and equipment-net	$353,917	$357,568

6.              Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2005 and 2004, were as follows:

	Crane	Foodservice	Marine	Total

Balance as of January 1, 2004	$205,022	$186,486	$47,417	$438,925
Tax adjustment related to purchase accounting	950	(360)	—	590
Foreign currency impact	12,353	—	—	12,353
Balance as of December 31, 2004	218,325	186,126	47,417	451,868
Write-off of discontinued operations goodwill	—	(400)	(250)	(650)
Tax adjustment related to purchase accounting	(2,382)	—	—	(2,382)
Foreign currency impact	(19,239)	—	—	(19,239)
Balance as of December 31, 2005	$196,704	$185,726	$47,167	$429,597

As discussed in Note 3, “Discontinued Operations,” during 2005 the company closed its Toledo Ship Repair and divested of DRI.  As a result, the company wrote-off the entire goodwill balances related to these businesses.  This write-off is included in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.

During 2005, the company reversed approximately $2.4 million of a tax reserve related to a German tax issue.  This reserve was established by the company during purchase accounting for the Grove acquisition as the tax issue related to a period prior to the company acquiring Grove.  During 2005, the German tax audit was settled and the excess reserve was reversed through goodwill.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of December 31, 2005 and 2004.

	December 31, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Trademarks and tradenames	$92,021	$—	$92,021	$99,224	$—	$99,224
Patents	28,514	(7,649)	20,865	30,899	(5,542)	25,357
Engineering drawings	11,198	(3,477)	7,721	11,053	(2,519)	8,534
Distribution network	19,251	—	19,251	21,227	—	21,227
	$150,984	$(11,126)	$139,858	$162,403	$(8,061)	$154,342

Amortization expense recorded for the other intangible assets for the years ended December 31, 2005, 2004 and 2003 was $3.1 million, $3.1 million and $2.9 million, respectively.  Estimated amortization expense for the five years beginning in 2006 is estimated to be approximately $3.0 million per year.

7.              Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 are summarized as follows:

	2005	2004

Trade accounts and interest payable	$316,555	$275,200
Employee related expenses	61,486	58,191
Income taxes payable	23,247	24,340
Profit sharing and incentives	37,329	22,125
Unremitted cash liability	13,075	18,454
Deferred revenue - current	46,771	41,562
Amounts billed in excess of sales	22,372	5,258
Miscellaneous accrued expenses	70,936	68,374
	$591,771	$513,504

8.              Debt

Debt at December 31 is summarized as follows:

	2005	2004
Secured revolving credit facility	$4,300	$—
Senior subordinated notes due 2011 (175 million Euro)	207,533	238,315
Senior subordinated notes due 2012	113,750	175,000
Senior notes due 2013	150,000	150,000
Fair value of interest rate swaps	(2,676)	2,815
Other	20,467	17,711
Total debt	493,374	583,841
Less current portion and short-term borrowings	(19,374)	(71,605)
Long-term debt	$474,000	$512,236

In June 2005, the company entered into a five-year, $300 million, secured revolving credit facility, which replaced the company’s $125 million revolving credit facility that was due to expire in May 2006.

Borrowings under the secured revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio as defined by the credit agreement.  The annual commitment fee in effect at December 31, 2005 on the unused portion of the secured revolving credit facility was 0.20%.  As of December 31, 2005, there was $4.3 million outstanding under the secured revolving credit facility at an effective interest rate of 7.25% and $26.5 million of outstanding letters of credit.  The company had $269.2 million of unused availability under the terms of the secured revolving credit facility as of December 31, 2005.  During June 2005, the company recorded a charge of $0.8 million ($0.6 million net of income taxes) for deferred financing costs related to the termination of the previous $125 million revolving credit facility.

To help finance the Potain acquisition in May 2001, the company issued 175 million Euro (approximately $207.5 million at December 31, 2005 exchange rates) of 10 3/8% Senior Subordinated Notes due May 2011 (Senior Subordinated Notes due 2011).  The Senior Subordinated Notes due 2011 are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company, rank equal to the company’s Senior Subordinated Notes due 2012 (see below), and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 20, “Subsidiary Guarantors”).  Interest on the Senior Subordinated Notes due 2011 is payable semiannually in May and November of each year.  The Senior Subordinated Notes due 2011 can be redeemed in whole or in part by the company for a premium after May 15, 2006.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Subordinated Notes due 2011 during the 12-month period commencing on May 15 of the year set forth below:

Year	Percentage
2006	105.188%
2007	103.458%
2008	101.729%
2009 and thereafter	100.000%

As part of the Grove acquisition in August 2002, the company issued $175 million of 10 ½% Senior Subordinated Notes due August 2012 (Senior Subordinated Notes due 2012).  The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company and rank equal to the company’s Senior Subordinated Notes due 2011 and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 20, “Subsidiary Guarantors”).  Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year.  The Senior Subordinated Notes due 2012 can be redeemed by the company in whole or in part for a premium on or after August 1, 2007.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Subordinated Notes due 2012 during the 12-month period commencing on August 1 of the year set forth below:

Year	Percentage
2007	105.250%
2008	103.500%
2009	101.750%
2010 and thereafter	100.000%

In December 2004, the company sold, pursuant to an underwritten public offering, approximately 3.0 million shares of its common stock at a price of $36.25 per share.   The company used a portion of the proceeds to redeem approximately $61.3 million of the 10 ½% Senior Subordinated Notes due 2012 and to pay the prepayment premium to the note holders of $6.4 million.  The redemption of $61.3 million of the 10 ½% Senior Subordinated Notes due 2012 was completed on January 10, 2005.  As a result of this redemption, the company incurred a charge of approximately $8.3 million ($5.4 million net of income taxes) for the early extinguishment of debt related to the prepayment premium paid to the note holders of $6.4 million, and the partial write-off of debt issuance costs of $1.9 million.  The charge was recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

On November 6, 2003, the company completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013).  The Senior Notes due 2013 are unsecured senior obligations ranking prior to the company’s Senior Subordinated Notes due 2011 and the Senior Subordinated Notes due 2012.  Our secured revolving credit facility ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 20, “Subsidiary Guarantors”).  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year.  The Senior Notes due 2013 can be redeemed by the company in whole or in part for a premium on or after November 1, 2008.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Notes due 2013 during the 12-month period commencing on November 1 of the year set forth below:

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

During the year ended December 31, 2004, the company recorded a charge of $1.0 million ($0.8 million net of income taxes) related to the prepayment of the term loan B portion of its senior credit facility.  The charge relates to the write-off of unamortized financing fees and unwinding of the company’s floating-to-fixed interest rate swap.  This charge is recorded in loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2004

During 2003, the company recorded a charge of $7.3 million ($4.7 million net of income taxes) related to the prepayment of the term loan A facility and partial prepayment of the term loan B facility of its senior credit facility.  This charge related to the write-off of unamortized financing fees and unwinding of the company’s floating-to-fixed interest rate swap.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2003.

Our secured revolving credit facility, Senior Notes due 2013, and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants.  In general, the covenants contained in the secured revolving credit facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2011 and 2012.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio.  These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  The secured revolving credit facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the secured revolving credit facility.  We were in compliance with all covenants as of December 31, 2005, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

As of December 31, 2005, the company also had outstanding $20.5 million of other indebtedness with a weighted-average interest rate of 4.0%.  This debt includes $5.6 million of outstanding bank overdrafts in China, $8.3 million of bank overdrafts in Europe, and $6.6 million of capital lease obligations in Europe.

As of December 31, 2005, the company had five fixed-to-floating rate swap contracts which effectively converted $214.0 million of its fixed rate Senior and Senior Subordinated Notes to variable rate debt.  These contracts are considered to be a hedge against changes in the fair value of the fixed rate debt obligation.  Accordingly, the interest rate swap contracts are reflected at fair value in the company’s Consolidated Balance Sheet as a liability of $4.1 million and an asset of $1.4 million as of December 31, 2005.  Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged.  Changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statement of Operations.  The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the years ended December 31, 2005, 2004 and 2003.  The fair value of these contracts, which represents the cost to settle these contracts, approximated a loss of $2.7 million at December 31, 2005.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

2006	$19,374
2007	1,137
2008	1,041
2009	959
2010	708
Thereafter	470,155
$493,374

The company participates in an accounts receivable factoring arrangement with a bank.  The company factored $283.8 million and $241.3 million in accounts receivable to the bank under this arrangement during 2005 and 2004, respectively.  The company’s contingent factoring liability, net of cash collected from customers, was $23.6 million and $39.4 million at December 31, 2005 and 2004, respectively.  The cash flow impact of this arrangement is reported as cash flows from operations in the Consolidated Statement of Cash Flows.  Under this arrangement, the company is required to purchase from the bank the first $1.0 million and amounts greater than $1.5 million of the aggregate uncollected receivables during a 12-month period.

9.              Accounts Receivable Securitization

During the fourth quarter of 2005, the company entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at December 31, 2005 is $46.8 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program’s capacity is $60 million, and includes trade account receivables from its domestic Crane segment businesses. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $28.7 million at December 31, 2005.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $28.7 million, for the year ended December 31, 2005.  Cash collections of trade accounts receivable balances in the total receivable pool totaled $25.1 million for the year ended December 31, 2005.

The accounts receivables securitization program is accounted for as a sale in accordance with FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

The table below provides additional information about delinquencies and net credit losses for trade accounts receivable subject to the accounts receivable securitization program.

		Balance Outstanding
		60 Days or More	Net Credit Losses
	Balance outstanding	Past Due	Year Ended
	December 31,	December 31,	December 31,
	2005	2005	2005
Trade accounts receivable subject to securitization program	$75,492	$1,525	$—

Trade accounts receivable balance sold	28,700

Retained interest	$46,792

During 2005, the company incurred approximately $0.5 million of costs related to establishing the securitization facility.  These costs are included in engineering, selling and administrative expenses in the accompanying Consolidated Statements of Operations.  Accounts receivable financing costs of $0.1 million for the year ended December 31, 2005 are included in interest expense in the accompanying Consolidated Statements of Operations.

10.       Income Taxes

Income tax expense for continuing operations is summarized below:

	2005	2004	2003
Earnings from continuing operations before income taxes:
Domestic	$2,882	$20,728	$(10,666)
Foreign	70,976	26,303	21,200
Total	$73,858	$47,031	$10,534

The provision for taxes on earnings (loss) from continuing operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current:
Federal	$(5,392)	$193	$(13,152)
State	(1,883)	(4,436)	380
Foreign	42,782	(458)	8,434
Total current	35,507	(4,701)	(4,338)
Deferred:
Federal and state	199	9,489	10,810
Foreign	(20,934)	4,148	(4,576)
Total deferred	(20,735)	13,637	6,234
Provision for taxes on earnings	$14,772	$8,936	$1,896

The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2005, 2004 and 2003 as follows:

	2005	2004	2003
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income benefit	(4.6)	(5.6)	(5.0)
Non-deductible book intangible asset amortization	0.4	0.5	(0.1)
Tax exempt export or FSC income	(1.5)	(1.9)	(1.8)
Federal tax credits	(3.8)	—	—
Taxes on foreign income which differ from the U.S. statutory rate	(4.3)	(10.0)	(9.9)
Accrual adjustment	(1.7)	1.2	0.2
Other items	0.5	(0.2)	(0.4)
Provision for taxes on earnings	20.0%	19.0%	18.0%

In 2005, the effective tax rate from continuing operations differs from the statutory rate primarily due to the impact of certain global tax planning initiatives and fixed permanent book-tax differences.  This significantly affected the effective rate on federal income tax, the state income tax benefit and provision for tax on foreign income.

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations.  A summary of the deferred income tax accounts at December 31 is as follows:

	2005	2004
Current deferred assets:
Inventories	$6,112	$7,389
Accounts receivable	14,566	5,736
Product warranty reserves	10,644	7,320
Product liability reserves	18,365	13,830
Other employee-related benefits and allowances	12,541	7,252
Net operating losses carryforwards, current portion	141	635
Deferred revenue, current portion	6,246	(504)
Other reserves and allowances	5,773	19,305
Future income tax benefits, current	$74,388	$60,963

Non-current deferred assets (liabilities):
Property, plant and equipment	$(25,478)	$(31,548)
Intangible assets	(6,682)	(3,748)
Postretirement benefits other than pensions	20,302	28,472
Deferred employee benefits	9,879	10,468
Severance benefits	1,426	1,513
Product warranty reserves	1,266	1,277
Refundable foreign taxes	—	4,582
Net operating loss carryforwards	26,411	43,262
Deferred revenue	—	(1,535)
Other	6,965	(1,181)
Total non-current deferred asset	34,089	51,562
Less valuation allowance	(7,406)	(3,072)
Net future tax benefits, non-current	$26,683	$48,490

The company’s policy is to remit earnings from foreign subsidiaries only to the extent any underlying foreign taxes are creditable in the United States.  Accordingly, the company does not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.  Undistributable earnings from continuing operations on which additional income taxes have not been provided amounted to approximately $99.2 million at December 31, 2005.  If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $34.7 million would have been necessary as of December 31, 2005.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations. Based on a thorough analysis, the company concluded to not repatriate earnings from its foreign subsidiaries pursuant to the Act.

As of December 31, 2005, the company has approximately $217.0 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire beginning 2007 through 2025.  The company also has approximately $65.1 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities.  These foreign loss carryforwards generally have no expiration under current foreign law.  The valuation allowance represents a reserve for certain foreign loss carryforwards for which realization is not “more likely than not.”

11.       Earnings Per Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	2005	2004	2003
Basic weighted average common shares outstanding	30,146,605	26,900,630	26,575,450
Effect of dilutive securities - stock options and restricted stock	616,412	476,550	127,402
Diluted weighted average common shares outstanding	30,763,017	27,377,180	26,702,852

For the year ended December 31, 2005, 2004 and 2003, 0.1 million, 0.2 million, and 1.3 million, respectively, common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

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

The amount and timing of the annual dividend is determined by the board of directors at its regular meetings each year.  In December 2004 and 2003, the company paid a cash dividend to shareholders of $0.28 per share of common stock.  At its February 2005 meeting, the board of directors approved changing to a quarterly dividend beginning in the first quarter of 2005.  For the year ended December 31, 2005, the company paid four quarterly dividends of $0.07 per share of common stock.

Currently, the company has authorization to purchase up to 2.5 million shares of common stock at management’s discretion.  As of December 31, 2005, the company had purchased approximately 1.9 million shares at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2005, 2004 or 2003.

As discussed in Note 8, “Debt,” in December 2004, the company sold, pursuant to an underwritten public offering, approximately 3.0 million shares of its common stock at a price of $36.25 per share.  Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million.  In addition to underwriting discounts and commissions, the company incurred approximately $0.8 million of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. The company used a portion of the proceeds to redeem approximately $61.3 million of the Senior Subordinated Notes due 2012 and to pay the premium to the note holders of $6.4 million.  The company used the balance of the proceeds for general corporate purposes.  On January 10, 2005, the company completed the redemption of $61.3 million of the Senior Subordinated Notes due 2012.  As a result of this redemption, the company incurred a charge of approximately $8.3 million for the early extinguishment of debt related to the premium paid to the note holders of $6.4 million, and the partial write-off of debt issuance costs related to the debt retired of $1.9 million.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

13.  Stock Options

The company maintains the following stock plans:

The Manitowoc Company, Inc. 1995 Stock Plan, for the granting of stock options as an incentive to certain employees.  Under this plan, stock options to acquire up to 2.5 million shares of common stock, in the aggregate, may be granted under the time-vesting formula at an exercise price equal to the market price of the common stock at the date of grant.  The options become exercisable in equal 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  Options are no longer granted under this plan.  Options surrendered under this plan become available for granting under the 2003 Incentive Stock and Awards Plan.

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

Stock option transactions under these plans for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Shares 2005	Weighted Average Exercise Price 2005	Shares 2004	Weighted Average Exercise Price 2004	Shares 2003	Weighted Average Exercise Price 2003
Options outstanding, beginning of year	1,987,211	$25.51	2,147,166	$24.25	2,189,518	$25.04
Options granted	369,727	40.82	212,000	30.82	185,900	19.20
Options exercised	(432,590)	24.16	(334,925)	20.45	(16,656)	25.90
Options forfeited and/or expired	(174,672)	31.20	(37,030)	25.15	(211,596)	25.60
Options outstanding, end of year	1,749,676	$28.96	1,987,211	$25.51	2,147,166	$24.25
Options exercisable, end of year	752,961	$25.27	820,725	$24.59	683,618	$22.47

The outstanding stock options at December 31, 2005, have a range of exercise prices of $16.94 to $52.20 per option.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2005:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 16.94 - $22.00	322,642	5.5	$19.16	232,342	$19.21
$ 22.01 - $27.00	639,926	6.2	25.26	336,426	25.29
$ 27.01 - $32.00	251,040	6.4	30.02	94,777	29.99
$ 32.01 - $37.00	168,641	6.3	34.61	70,216	34.65
$ 37.01 - $42.00	362,550	9.2	40.57	19,200	40.56
$ 47.01 - $52.20	4,877	9.9	52.20	—	—

	1,749,676	6.77	$28.96	752,961	$25.27

The weighted-average fair value at date of grant for options granted during 2005, 2004 and 2003 was $15.13, $12.70 and $16.12 per option, respectively.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected life (years)	7.3	7.0	7.0
Risk-free interest rate	3.8%	4.5%	3.3%
Expected volatility	32.0%	39.0%	35.0%
Expected dividend yield	0.8%	1.1%	1.1%

During May 2005, the company issued a total of 45 thousand shares of restricted stock with a fair market value of $40.56 at the date of grant to certain employees and non-employee directors.  The restricted shares are shares of company stock that cannot be sold or otherwise transferred during a specified vesting period from the date of issuance.  The restrictions on transfer lapse on the third anniversary of the grant date.  When the restrictions lapse, the employee or director will own the shares outright without any payment, except the payment of applicable, federal, state and local withholding taxes.  At the date of grant the company recorded $1.8 million of unearned compensation in stockholders’ equity.  This amount is being recognized as compensation expense over the three year vesting period.  During the year ended December 31, 2005, the company recognized approximately $0.4 million of compensation expense related to the restricted stock awards.

During February 2002, the company issued a total of 24 thousand shares of restricted stock with a fair market value of $33.99 at the date of grant to certain employees.  The restricted shares are actual shares of company stock that cannot be sold or otherwise transferred during a specified vesting period from the date of issuance.  The restrictions on transfer lapse evenly over a three-year period, provided the employee continues in active service at the company during this period.  As the restrictions lapse, the employee will own the shares outright without any investment, except the payment of applicable federal, state and local withholding taxes.  At the date of grant the company recorded $0.8 million of unearned compensation in stockholders’ equity.  This amount is being recognized as compensation expense over the three year vesting period.  During 2005, 2004 and 2003, the company recognized $0.1 million, $0.3 million and $0.3 million, respectively, of compensation expense related to the restricted stock awards.

14. Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at December 31, 2005 is $0.4 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of DRI certain contaminants in the soil and ground water associated with the facility were identified.  As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified.  Estimates indicate that the costs to remediate this site are approximately $2.0 million.  During December 2005, the company recorded a $2.0 million reserve for these estimated costs.  This charge is recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005.  Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of December 31, 2005, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2005, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2005, were $31.8 million; $9.6 million reserved specifically for cases and $22.2 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2005 and 2004, the company had reserved $55.4 million and $46.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

The company has been in negotiations with one of its Marine customers to recover certain cost overruns that resulted from change orders related to a particular contract.  During the third quarter of 2005, due to the fact that these negotiations were not successful within a timeframe satisfactory to the company, we filed a lawsuit seeking recovery of these cost overruns from the customer.  The customer subsequently filed a counter suit against the company in the fourth quarter of 2005. During the fourth quarter of 2005, the company established a reserve of $10.2 million to reflect the inherent uncertainties in litigation of this type.  The $10.2 million reserve is recorded in cost of sales of the Marine segment in the Consolidated Statements of Operations for the year ended December 31, 2005.  Although the company has established this reserve, it believes it is contractually entitled to these cost recoveries and it intends to continue to seek recovery of all amounts owed.  If the company is successful in our recovery of costs as a result of this lawsuit or negotiations, the favorable impact on our Consolidated Statements of Operations and Cash Flows in a future period could be material.

During the first quarter of 2004, the company reached a settlement agreement with a third party and recorded a $2.3 million gain, net of legal and settlement costs, in other income (expense) in the Consolidated Statements of Operations.

At December 31, 2005, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $26.5 million.

15. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at December 31, 2005 and 2004 was $128.5 million and $124.1 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2005 was $124.0 million.  This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2011.

During the years ended December 31, 2005 and 2004, the company sold $20.5 million and $25.8 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheet.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2005 and 2004 the customers have paid $6.3 million and $2.6 million, respectively, of the notes to the third party financing companies.  As of December 31, 2005 and 2004, the outstanding balance of the notes receivables guaranteed by the company was $37.4 million and  $23.2 million, respectively.

The company also has an accounts receivable factoring arrangement with a bank.  Under this arrangement, the company is required to repurchase from the bank the first $1.0 million and amounts greater than $1.5 million of the aggregate uncollected receivables during a twelve-month period.  The company’s contingent factoring liability, net of cash collected from customers, was $23.6 million and $39.4 million at December 31, 2005 and 2004, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the years ended December 31, 2005 and 2004.

	2005	2004
Balance at beginning of period	$46,509	$41,770
Accruals for warranties issued during the period	48,231	29,368
Settlements made (in cash or in kind) during the period	(36,369)	(26,186)
Currency translation	(3,015)	1,557
Balance at end of period	$55,356	$46,509

16. Restructuring and Plant Consolidation

During the third quarter of 2005, the company recorded a pre-tax restructuring charge of $3.2 million in connection with the consolidation of its Kolpak operation located in Wisconsin with its Kolpak operation located in Tennessee within the Foodservice segment. This action was taken in an effort to streamline the company’s cost structure and utilize available capacity.  The charge included $1.5 million to write-down the facility and land, which are held for sale, to estimated fair market value less cost to sell; $0.7 million related to the write-down of certain equipment; $0.1 million to write-off excess inventory which will not be transferred to Tennessee; $0.5 million related to severance and other employee related costs; and $0.5 million for other related closing costs.  This charge has been included in plant consolidation and restructuring costs in the Consolidated Statements of Operations for the year ended December 31, 2005.  The following is the rollforward of the restructuring reserve as of December 31, 2005.

	Third Quarter 2005		Utilized	Reserve
	Charge	Cash	Non-Cash	December 31, 2005

Facility and land	$1,469	$—	$(1,469)	$—
Equipment	653	—	(653)	—
Inventory	100	—	(100)	—
Severance and employee costs	470	—	—	470
Other costs	550	(8)	—	542
	$3,242	$(8)	$(2,222)	$1,012

During 2004, the company incurred approximately $1.3 million of restructuring costs related primarily to the consolidation of its European crane facilities under programs implemented in 2003 (Crane segment) and closure of its European ice machine business (Foodservice segment).  As of December 31, 2005, no reserves remain related to these particular restructuring activities. These charges have been included in plant consolidation and restructuring costs in the Consolidated Statement of Operations for the year ended December 31, 2004.

During 2003, the company incurred approximately $10.1 million of restructuring costs related to the following items: (i) write down of Multiplex facility and land ($0.3 million) (Foodservice segment); (ii) closure of European ice machine business ($0.7 million) (Foodservice segment); (iii) write-down of certain property, plant and equipment to estimated fair market value less cost to sell which is designated as held for sale ($3.5 million) (Crane segment); (iv) consolidation of National Crane facility from Nebraska to Pennsylvania ($5.5 million) (Crane segment); and (v) other restructuring activities ($0.1 million) (Crane segment).  As of December 31, 2005, no reserves remain related to these particular restructuring activities. These charges have been included in plant consolidation and restructuring costs in the Consolidated Statement of Operations for the year ended December 31, 2003.

17. Employee Benefit Plans

Savings and Investment Plans The company sponsors a defined contribution savings plan that allows substantially all domestic employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specific guidelines.  The plan requires the company to match 100% of the participants’ contributions up to 3% and match an additional 50% of the participants’ contributions between 3% to a maximum of 6% of the participants’ compensation.  The company also provides retirement benefits through noncontributory deferred profit sharing plans covering substantially all employees.  Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $21.0 million, $13.8 million and $7.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Pension, Postretirement Health and Other Benefit Plans The company provides certain pension, health care and death benefits for eligible retirees and their dependents.  The pension benefits are funded, while the health care and death benefits are not funded but are paid as incurred.  Eligibility for coverage is based on meeting certain years of service and retirement qualifications.  These benefits may be subject to deductibles, co-payment provisions, and other limitations.  The company has reserved the right to modify these benefits.

In the fourth quarter of 2003, the company eliminated certain future postretirement medical benefits for participating employees in the company’s postretirement medical plans.  This amendment resulted in a curtailment gain of $12.9 million being recorded by the company in the Consolidated Statements of Operations.  See further discussion below.

The components of period benefit costs for the years ended December 31, 2005, 2004 and 2003 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Health and Other
	2005	2004	2003	2005	2004	2003	2005	2004	2003

Service cost - benefits earned during the year	$—	$—	$448	$1,312	$1,286	$1,274	$898	$744	$1,583
Interest cost of projected benefit obligation	6,397	6,327	6,259	3,897	3,988	3,356	3,333	3,032	5,303
Expected return on assets	(6,436)	(6,097)	(5,092)	(2,925)	(2,866)	(2,134)	—	—	—
Amortization of transition obligation	10	10	10	—	—	—	—	—	—
Amortization of prior service cost	2	2	2	(87)	(65)	—	—	—	—
Amortization of actuarial net (gain) loss	392	73	92	—	—	(39)	65	64	362
Settlement gain recognized	—	—	—	65	(112)	—	—	—	—
Net periodic benefit cost	$365	$315	$1,719	$2,262	$2,231	$2,457	$4,296	$3,840	$7,248
Weighted average assumptions:-
Discount rate	5.75%	6.25%	6.75%	4.75%	5.25%	5.75%	5.75%	6.25%	6.75%
Expected return on plan assets	8.25%	8.50%	9.00%	5.25%	5.25%	5.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	4.00%	3.50%	3.50%	3.00%	N/A	N/A	N/A

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2005 and 2004.

	U.S. Pension Plans		Non-U.S. Pension Plans		Postretirement Health and Other
	2005	2004	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation, beginning of year	$113,380	$103,331	$84,196	$72,478	$60,302	$55,836
Service cost	—	—	1,312	1,286	898	744
Interest cost	6,397	6,327	3,897	3,988	3,333	3,032
Participant contributions	—	—	115	119	1,860	2,567
Actuarial loss	3,909	8,265	10,647	2,131	1,709	4,717
Plan amendments	—	—	—	(398)	—	—
Currency translation adjustment	—	—	(9,509)	7,147	—	—
Settlements	—	—	—	(791)	—	—
Benefits paid	(4,505)	(4,543)	(2,167)	(1,764)	(7,895)	(6,594)
Benefit obligation, end of year	119,181	113,380	88,491	84,196	60,207	60,302
Change in Plan Assets
Fair value of plan assets, beginning of year	79,597	70,663	49,837	41,405	—	—
Actual return on plan assets	3,584	7,083	7,635	3,813	—	—
Employer contributions	1,201	6,394	4,494	2,919	6,035	4,027
Participant contributions	—	—	115	119	1,860	2,567
Currency translation adjustment	—	—	(5,607)	4,136	—	—
Benefits paid	(4,505)	(4,543)	(2,167)	(1,764)	(7,895)	(6,594)
Settlements	—	—	—	(791)	—	—
Fair value of plan assets, end of year	79,877	79,597	54,307	49,837	—	—
Funded status	(39,304)	(33,783)	(34,184)	(34,359)	(60,207)	(60,302)
Unrecognized loss	21,281	14,912	7,106	1,954	7,849	6,205
Unrecognized prior service cost	3	5	(349)	(435)	—	—
Unrecognized transition obligation	20	29	—	—	—	—
Accrued benefit cost	$(18,000)	$(18,837)	$(27,427)	$(32,840)	$(52,358)	$(54,097)
Amounts recognized in the Consolidated Balance sheet at December 31
Prepaid benefit cost	$—	$—	$154	$—	$—	$—
Pension obligation	(39,304)	(34,179)	(32,341)	(33,619)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(52,358)	(54,097)
Intangible asset, included in other non-current assets	23	35	—	—	—	—
Accumulated other comprehensive income	21,281	15,307	4,760	779	—	—
Net amount recognized	$(18,000)	$(18,837)	$(27,427)	$(32,840)	$(52,358)	$(54,097)
Weighted-Average Assumptions
Discount rate	5.50%	5.75%	4.53%	4.75%	5.50%	5.75%
Expected return on plan assets	8.25%	8.25%	6.37%	5.25%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.53%	3.50%	N/A	N/A

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005.  The rate was assumed to decrease gradually to 5.0% for 2013 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effects:

	1 %Increase	1 %Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$454	$(394)
Effect on the health care component of the accumulated postretirement benefit obligation	$6,292	$(5,469)

It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.

During 2003 there were curtailments of the Grove and Manitowoc postretirement health plan due to the elimination of post-65 medical coverage for future retirees.  Below is a summary of the curtailment gain for the postretirement health plans.

	Before Curtailment	Effect of Curtailment	After Curtailment
Accumulated postretirement benefit obligation	$(83,646)	$29,780	$(53,866)
Plan assets at fair value	—	—	—
Funded status	(83,646)	29,780	(53,866)
Unamortized (gain) loss	16,883	(16,883)	—
	$(66,763)	$12,897	$(53,866)

The weighted-average asset allocations of the U.S. pension plans at December 31, 2005 and 2004, by asset category are as follows:

	2005	2004
Equity	65.8%	62.8%
Fixed income	33.6%	33.2%
Real estate	0.0%	0.0%
Other	0.6%	4.0%
	100.0%	100.0%

The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2005 and 2004, by asset category are as follows:

	2005	2004
Equity	59.9%	49.8%
Fixed income	39.5%	50.2%
Real estate	0.1%	0.0%
Other	0.5%	0.0%
	100.0%	100.0%

The board of directors has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts.  The Committee has an investment policy for the pension plan assets that establishes target asset allocations for the above listed asset classes as follows:  Small Cap Stocks 10%; Mid Cap Stocks 15%; Large Cap Stocks 25%; International Stock 10% Intermediate Bonds 40% and cash 0%.  The Committee is committed to diversification to reduce the risk of large losses.  To that end, the Committee has adopted polices requiring that each asset class will be diversified, multiple managers with differing styles of management will be employed and equity exposure will be limited to 60% of the total portfolio value.  On a quarterly basis, the Committee reviews progress towards achieving the pension plans’ and individual managers’ performance objectives.

To develop the expected long-term rate of return on assets assumptions, the company considered the historical returns and future expectations for returns in each asset class, as well as targeted asset allocation percentages within the pension portfolio.  This resulted in the selection of 8.25% (U.S. Plans) and 6.37% (Non U.S. Plans) for 2005 and 2006 long-term rate of return on assets assumption.

The expected 2006 contributions for the U.S. pension plans are as follows: Minimum contribution for 2006 is $1.1 million; Discretionary contribution is $0; and Non-cash contribution is $0.  The expected 2006 contributions for the Non-U.S. pension plans are as follows: Minimum contribution for 2006 is $2.7 million; Discretionary contribution is $0; and Non-cash contribution is $0.  Expected company paid claims for the postretirement health and life plans are $4.3 million for the 2006.  Projected benefit payments from the plans as of December 31, 2005 are estimated as follows:

	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other
2006	$4,538	$1,806	$4,252
2007	4,664	1,685	4,332
2008	4,855	1,911	4,327
2009	5,103	2,538	4,470
2010	5,407	2,589	4,574
2011 - 2015	33,252	12,665	23,912

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2005 and 2004 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
	2005	2004	2005	2004
Projected benefit obligation	$119,181	$113,380	$79,566	$75,648
Accumulated benefit obligation	119,181	113,380	76,473	70,365
Fair value of plan assets	79,877	79,597	45,121	41,454

Accumulated benefit obligation for all U.S. pension plans as of December 31, 2005 and 2004 was $119.1 million and $113.4 million, respectively.  Accumulated benefit obligation for all Non U.S. pension plans as of December 31, 2005 and 2004 was $83.2 million and $76.8 million, respectively.

The measurement date for all plans is December 31, 2005.

The company maintains a target benefit plan for certain executive officers of the company and its subsidiaries that is unfunded.  Expenses related to the plan in the amount of $1.2 million, $1.1 million, and $1.2 million were recorded in 2005, 2004, and 2003, respectively.  Amounts accrued as of December 31, 2005 and 2004 related to this plan were $6.9 million and $5.6 million, respectively.

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

Program A is accounted for as a plan which does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $0.4 million at December 31, 2005 and $1.3 million at December 31, 2004.  These amounts are offset in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income.

Program B is accounted for as a plan which permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, included in other non-current assets, and obligation, included in other non-current liabilities were both $10.0 million at December 31, 2005 and $9.5 million at December 31, 2004.  The net impact on the Consolidated Statements of Operations was $0 for the years ended December 31, 2005, 2004 and 2003.

18. Leases

The Company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $21.7 million, $20.6 million, and $17.8 million in 2005, 2004 and 2003, respectively.  Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2005, are payable as follows:

2006	$20,904
2007	13,980
2008	7,794
2009	4,256
2010	3,191
Thereafter	13,880

19. Business Segments

The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has three reportable segments: Crane; Foodservice and Marine.  The company has not aggregated individual operatings segments within these reportable segments.

The Crane business is a global provider of engineered lift solutions which designs, manufactures and markets a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  The Crane products are marketed under the Manitowoc, Grove, Potain, and National brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.  Our crane-related product support services are marketed under the Crane CARE brand name and includes maintenance and repair services and parts supply.

The Foodservice business is a broad-line manufacturer of “cold side” commercial foodservice products.  Foodservice designs, manufactures and markets full product lines of ice making machines, walk-in and reach-in refrigerators/freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling and institutional foodservice markets.  Foodservice products are marketed under the Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, Koolaire, Flomatic, Kyees, RDI, and other brand names.

The Marine business provides new construction, ship repair and maintenance services for freshwater and saltwater vessels and oceangoing mid-size commercial, research, and military vessels from three shipyards on the Great Lakes.  Marine serves the Great Lakes maritime market consisting of US and Canadian fleets, inland waterway operations and ocean going vessels that transit the Great Lakes and St. Lawrence Seaway.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense and income tax expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2005, 2004 and 2003 is as follows.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segments operating earnings for each year below.

	2005	2004	2003

Net sales from continuing operations:
Crane	$1,628,760	$1,248,476	$962,808
Foodservice	399,557	377,169	368,631
Marine	225,780	219,223	136,651
Total	$2,254,097	$1,844,868	$1,468,090

Operating earnings (loss) from continuing operations:
Crane	$115,487	$57,011	$24,437
Foodservice	54,848	55,744	53,335
Marine	(9,184)	16,496	4,482
Corporate	(24,796)	(21,243)	(19,210)
Amortization expense	(3,065)	(3,141)	(2,919)
Curtailment gain	—	—	12,897
Operating earnings from continuing operations	$133,290	$104,867	$73,022

Capital expenditures:
Crane	$32,914	$24,192	$25,028
Foodservice	16,925	11,782	4,731
Marine	4,053	4,270	702
Corporate	1,030	2,913	1,209
Total	$54,922	$43,157	$31,670

Total assets:
Crane	$1,224,679	$1,279,665	$1,151,751
Foodservice	313,249	302,865	290,586
Marine	123,291	110,336	91,519
Corporate	300,558	235,270	126,293
Total	$1,961,777	$1,928,136	$1,660,149

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2005	2004	2003	2005	2004
United States	$1,177,668	$981,550	$799,720	$569,240	$561,953
Other North America	38,722	36,377	13,173	—	—
Europe	679,414	576,780	477,001	386,954	495,865
Asia	118,240	106,095	84,066	38,840	9,591
Middle East	112,932	70,981	59,881	465	—
Central and South America	34,813	24,206	10,883	35	43
Africa	37,274	15,843	7,906	—	—
South Pacific and Caribbean	8,049	4,826	2,989	6,043	6,226
Australia	46,985	28,210	12,471	6,817	8,497
Total	$2,254,097	$1,844,868	$1,468,090	$1,008,394	$1,082,175

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

Condensed Consolidating Statement of Operations

For the year ended December 31, 2005

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$1,419,908	$1,083,668	$(249,479)	$2,254,097
Costs and expenses:
Cost of sales	—	1,192,012	889,696	(249,479)	1,832,229
Engineering, selling and administrative expenses	24,775	141,271	116,225	—	282,271
Amortization expense	—	932	2,133	—	3,065
Plant consolidation and restructuring costs	—	3,242	—	—	3,242
Total costs and expenses	24,775	1,337,457	1,008,054	(249,479)	2,120,807

Operating earnings (loss) from continuing operations	(24,775)	82,451	75,614	—	133,290

Interest expense	(47,482)	(2,040)	(4,244)	—	(53,766)
Management fees	26,683	(26,688)	5	—	—
Loss on debt extinguishment	(9,072)	—	—	—	(9,072)
Other net income (expense) - net	39,537	(23,711)	(12,420)	—	3,406
Total other income (expense) - net	9,666	(52,439)	(16,659)	—	(59,432)

Earnings (loss) from continuing operations before taxes on income (loss)	(15,109)	30,012	58,955	—	73,858

Provision (benefit) for taxes on income (loss)	(2,714)	(1,300)	18,786	—	14,772
Earnings (loss) before equity in earnings of subsidiaries	(12,395)	31,312	40,169	—	59,086

Equity in earnings of subsidiaries	78,195	—	—	(78,195)	—
Earnings from continuing operations	65,800	31,312	40,169	(78,195)	59,086

Earnings from discontinued operations, net of income taxes	—	905	—	—	905
Gain on sale or closure of discontinued operations, net of income taxes	—	5,809	—	—	5,809
Net earnings	$65,800	$38,026	$40,169	$(78,195)	$65,800

Condensed Consolidating Statement of Operations

For the year ended December 31, 2004

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$1,153,117	$868,427	$(176,676)	$1,844,868
Costs and expenses:
Cost of sales	—	925,261	720,616	(176,676)	1,469,201
Engineering, selling and administrative expenses	21,244	139,278	105,844	—	266,366
Amortization expense	—	681	2,460	—	3,141
Plant consolidation and restructuring costs	—	82	1,211	—	1,293
Total costs and expenses	21,244	1,065,302	830,131	(176,676)	1,740,001

Operating earnings (loss) from continuing operations	(21,244)	87,815	38,296	—	104,867

Interest expense	(50,284)	(1,120)	(4,595)	—	(55,999)
Management fees	28,152	(28,152)	—	—	—
Loss on debt extinguishment	(1,036)	—	—	—	(1,036)
Other net income (expense) - net	39,156	(20,434)	(19,523)	—	(801)
Total other income (expense) - net	15,988	(49,706)	(24,118)	—	(57,836)

Earnings (loss) from continuing operations before taxes on income (loss)	(5,256)	38,109	14,178	—	47,031

Provision (benefit) for taxes on income (loss)	(893)	6,581	3,248	—	8,936
Earnings (loss) before equity in earnings of subsidiaries	(4,363)	31,528	10,930	—	38,095

Equity in earnings of subsidiaries	43,501	—	—	(43,501)	—
Earnings from continuing operations	39,138	31,528	10,930	(43,501)	38,095

Earnings (loss) from discontinued operations, net of income taxes	—	600	(762)	—	(162)
Gain on sale or closure of discontinued operations, net of income taxes	—	—	1,205	—	1,205
Net earnings	$39,138	$32,128	$11,373	$(43,501)	$39,138

Condensed Consolidating Statement of Operations

For the year ended December 31, 2003

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$891,221	$689,536	$(112,667)	$1,468,090
Costs and expenses:
Cost of sales	—	695,311	568,729	(112,667)	1,151,373
Engineering, selling and administrative expenses	17,942	136,950	88,692	—	243,584
Amortization expense	—	682	2,237	—	2,919
Plant consolidation and restructuring costs	—	4,799	5,290	—	10,089
Curtailment gain	—	(12,897)	—	—	(12,897)
Total costs and expenses	17,942	824,845	664,948	(112,667)	1,395,068

Operating earnings (loss) from continuing operations	(17,942)	66,376	24,588	—	73,022

Interest expense	(51,287)	(930)	(3,456)	—	(55,673)
Management fees	22,664	(22,664)	—	—	—
Loss on debt extinguishment	(7,300)	—	—	—	(7,300)
Other income (expense) - net	38,188	(21,117)	(16,586)	—	485
Total other income (expenses) - net	2,265	(44,711)	(20,042)	—	(62,488)

Earnings (loss) from continuing operations before taxes on income (loss)	(15,677)	21,665	4,546	—	10,534

Provision (benefit) for taxable income (loss)	(3,138)	4,562	472	—	1,896
Earnings (loss) before equity in earnings of subsidiaries	(12,539)	17,103	4,074	—	8,638

Equity in earnings of subsidiaries	16,088	—	—	(16,088)	—
Earnings from continuing operations	3,549	17,103	4,074	(16,088)	8,638

Earnings (loss) from discontinued operations, net of income taxes	—	8,605	(1,647)	—	6,958
Loss on sale or closure of discontinued operations, net of income taxes	—	(2,005)	(10,042)	—	(12,047)
Net earnings (loss)	$3,549	$23,703	$(7,615)	$(16,088)	$3,549

Condensed Consolidating Balance Sheet

As of December 31, 2005

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$146,435	$9,708	$73,368	$—	$229,511
Marketable securities	2,310	—	—	—	2,310
Account receivable-net	198	85,007	157,988	—	243,193
Inventories-net	—	141,788	189,665	—	331,453
Deferred income taxes	36,839	—	37,549	—	74,388
Other current assets	444	52,163	19,921	—	72,528
Total current assets	186,226	288,666	478,491	—	953,383

Property, plant and equipment - net	11,108	146,390	196,419	—	353,917
Goodwill-net	1,020	291,013	137,564	—	429,597
Other intangible assets	—	54,127	85,731	—	139,858
Deferred income taxes	26,683	—	—	—	26,683
Other non-current assets	27,564	17,378	13,397	—	58,339
Investments in affiliates	459,561	18,812	203,138	(681,511)	—
Total assets	$712,162	$816,386	$1,114,740	$(681,511)	$1,961,777

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$47,529	$257,786	$286,456	$—	$591,771
Short-term borrowings	4,300	—	15,074	—	19,374
Product warranties	—	24,005	23,280	—	47,285
Product liabilities	—	28,771	3,053	—	31,824
Total current liabilities	51,829	310,562	327,863	—	690,254

Long-term debt	468,606	—	5,394	—	474,000
Pension obligations	29,728	14,336	27,581	—	71,645
Postretirement health and other benefit obligations	52,358	—	—	—	52,358
Long-term deferred revenue	—	23,551	58,188	—	81,739
Intercompany	(443,750)	(107,990)	167,339	384,401	—
Other non-current liabilities	10,063	16,813	21,577	—	48,453
Total non-current liabilities	117,005	(53,290)	280,079	384,401	728,195
Stockholders’ equity	543,328	559,114	506,798	(1,065,912)	543,328
Total liabilities and stockholders’ equity	$712,162	$816,386	$1,114,740	$(681,511)	$1,961,777

Condensed Consolidating Balance Sheet

As of December 31, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$135,827	$(4,523)	$45,111	$—	$176,415
Marketable securities	2,248	—	—	—	2,248
Accounts receivable - net	114	89,890	154,331	—	244,335
Inventories - net	—	103,687	183,349	—	287,036
Deferred income taxes	41,271	—	19,692	—	60,963
Other current assets	613	49,045	25,306	—	74,964
Total current assets	180,073	238,099	427,789	—	845,961

Property, plant and equipment - net	11,817	161,722	184,029	—	357,568
Goodwill	5,434	246,538	199,896	—	451,868
Other intangible assets - net	—	41,614	112,728	—	154,342
Deferred income taxes	18,373	2	30,115		48,490
Other non-current assets	35,270	17,314	17,323	—	69,907
Investment in affiliates	459,560	91,191	189,313	(740,064)	—
Total assets	$710,527	$796,480	$1,161,193	$(740,064)	$1,928,136

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$34,013	$223,746	$255,745	$—	$513,504
Current portion of long-term debt	61,250	—	—	—	61,250
Short-term borrowings	—	—	10,355	—	10,355
Product warranties	—	19,306	18,564	—	37,870
Product liabilities	—	27,391	2,310	—	29,701
Total current liabilities	95,263	270,443	286,974	—	652,680

Non-Current Liabilities:
Long-term debt, less current portion	504,880	—	7,356	—	512,236
Pension obligations	19,419	15,065	33,314	—	67,798
Postretirement health and other benefit obligations	54,097	—	—	—	54,097
Long-term deferred revenue	—	31,605	50,982	—	82,587
Intercompany	(497,236)	(108,824)	236,571	369,489	—
Other non-current liabilities	15,175	18,463	6,171	—	39,809
Total non-current liabilities	96,335	(43,691)	334,394	369,489	756,527

Stockholders’ equity	518,929	569,728	539,825	(1,109,553)	518,929

Total liabilities and stockholders’ equity	$710,527	$796,480	$1,161,193	$(740,064)	$1,928,136

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2005

	Parent	Guarantor	Non-guarantor	Total

Net cash provided by operating activities	$2,134	$19,950	$84,657	$106,741

Cash flows From investing activities:
Capital expenditures	(1,030)	(18,576)	(35,316)	(54,922)
Proceeds from sale of property, plant and equipment	—	2,349	12,755	15,104
Purchase of marketable securities	(62)	—	—	(62)
Intercompany investing	65,954	(31,637)	(34,317)	—
Net cash provided by (used for) investing activities of continuing operations	64,862	(47,864)	(56,878)	(39,880)
Net cash provided by investing activities of discontinued operations	—	28,290	—	28,290
Net cash provided by (used for) investing activities	64,862	(19,574)	(56,878)	(11,590)
Cash flows from financing activities:
Payments on long-term debt	(61,250)	—	(15,860)	(77,110)
Proceeds from short-term borrowings - net	—	—	19,886	19,886
Proceeds from revolving credit facility	4,300	—	—	4,300
Proceeds from notes financing – net	—	13,855	385	14,240
Debt issue costs	(1,820)	—	—	(1,820)
Dividends paid	(8,447)	—	—	(8,447)
Exercises of stock options	10,829	—	—	10,829
Cash provided by (used for) financing activities	(56,388)	13,855	4,411	(38,122)
Effect of exchange rate changes on cash	—	—	(3,933)	(3,933)
Net increase in cash and cash equivalents	10,608	14,231	28,257	53,096
Balance at beginning of year	135,827	(4,523)	45,111	176,415
Balance at end of year	$146,435	$9,708	$73,368	$229,511

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2004

	Parent	Guarantor	Non-guarantor	Total

Net cash provided by operating activities	$36,397	$12,342	$8,224	$56,963

Cash flows From investing activities:
Capital expenditures	(2,913)	(18,964)	(21,280)	(43,157)
Proceeds from sale of property, plant and equipment	39	1,895	13,514	15,448
Purchase of marketable securities	(28)	—	—	(28)
Intercompany investing	7,025	(21,721)	14,696	—
Net cash provided by (used for) investing activities of continuing operations	4,123	(38,790)	6,930	(27,737)
Net cash provided by (used for) investing activities of discontinued operations	—	(1,219)	9,000	7,781
Net cash provided by (used for) investing activities	4,123	(40,009)	15,930	(19,956)
Cash flows from financing activities:
Net proceeds from issuance of common stock	104,948	—	—	104,948
Payments on long-term debt	(20,611)	—	(22,368)	(42,979)
Proceeds from short-term borrowings - net	—	—	8,259	8,259
Proceeds from notes financing - net	—	23,244	—	23,244
Dividends paid	(7,532)	—	—	(7,532)
Exercises of stock options	6,687	—	—	6,687
Cash provided by (used for) financing activities	83,492	23,244	(14,109)	92,627
Effect of exchange rate changes on cash	—	—	1,813	1,813
Net increase (decrease) in cash and cash equivalents	124,012	(4,423)	11,858	131,447
Balance at beginning of year	11,816	(100)	33,252	44,968
Balance at end of year	$135,828	$(4,523)	$45,110	$176,415

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2003

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by operating activities	$9,513	$108,642	$32,708	$150,863

Cash flows from investing activities:
Capital expenditures	(1,209)	(10,642)	(19,819)	(31,670)
Proceeds from sale of property, plant and equipment	—	1,545	12,869	14,414
Sale of marketable securities	150	—	—	150
Intercompany investing	122,267	(100,015)	(22,252)	—
Net cash provided by (used for) investing activities of continuing operations	121,208	(109,112)	(29,202)	(17,106)
Net cash provided by investing activities of discontinued operations	—	2,006	—	2,006
Net cash provided by (used for) investing activities	121,208	(107,106)	(29,202)	(15,100)
Cash flows from financing activities:
Proceeds from senior notes	150,000	—	—	150,000
Payments on long-term debt	(256,628)	(209)	(780)	(257,617)
Payments on short-term borrowings -net	(2,000)	—	—	(2,000)
Debt issue costs	(5,599)	—	—	(5,599)
Dividends paid	(7,446)	—	—	(7,446)
Exercise of stock options	118	—	—	118
Net cash used for financing activities	(121,555)	(209)	(780)	(122,544)
Effect of exchange rate changes on cash	—	—	3,714	3,714
Net increase in cash and cash equivalents	9,166	1,327	6,440	16,933
Balance at beginning of year	2,650	(1,427)	26,812	28,035
Balance at end of year	$11,816	$(100)	$33,252	$44,968

21. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2005 and 2004 is as follows:

	2005				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$510,257	$589,621	$564,913	$589,306	$382,455	$494,180	$460,818	$507,415
Gross profit	96,811	114,357	110,375	100,325	86,667	101,313	92,984	94,703
Earnings from continuing operations	5,862	24,499	20,878	7,847	4,201	12,809	11,664	9,421
Discontinued operations:
Loss from discontinued operations, net of income taxes	592	(444)	45	712	1,567	1,736	1,105	(4,570)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	(3,823)	9,632	—	708	(66)	563
Net earnings (loss)	$6,454	$24,055	$17,100	$18,191	$5,768	$15,253	$12,703	$5,414

Basic earnings (loss) per share:
Earnings from continuing operations	$0.20	$0.81	$0.69	$0.26	$0.16	$0.48	$0.44	$0.35
Discontinued operations:
Loss from discontinued operations, net of income taxes	0.02	(0.01)	0.00	0.02	0.06	0.06	0.04	(0.17)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	(.12)	0.32	—	0.03	(0.01)	0.02
Net earnings (loss)	$0.22	$0.80	$0.57	$0.60	$0.22	$0.57	$0.47	$0.20

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.19	$0.80	$0.67	$0.26	$0.15	$0.47	$0.43	$0.34
Discontinued operations:
Loss from discontinued operations, net of income taxes	0.02	(0.02)	0.00	0.02	0.06	0.06	0.04	(0.17)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	(.12)	0.31	—	0.03	(0.00)	0.02
Net earnings (loss)	$0.21	$0.78	$0.55	$0.59	$0.21	$0.56	$0.47	$0.19

Dividends per common share	$0.07	$0.07	$0.07	$0.07	$—	$—	$—	$0.28

22. Subsequent Event

On February 24, 2006, the board of directors authorized a two-for-one stock split of the company’s outstanding common stock. Record holders of Manitowoc’s common stock at the close of business on March 31, 2006, will receive one additional share of common stock for every share of Manitowoc common stock they own as of that date. The company anticipates that the additional shares resulting from the split will be issued in book-entry form on the distribution date of April 10, 2006. The company’s common stock will begin trading at its post-split price at the beginning of trading on April 11, 2006.  The following table shows earnings per share as reported and adjusted for the two-for-one stock split for the years ended December 31, 2005, 2004 and 2003.

				Unaudited
	As Reported			Adjusted for Stock Split
	For the Years Ended December 31,			For the Years Ended December 31,
	2005	2004	2003	2005	2004	2003

Per Share Data
Basic earnings per share
Earnings from continuing operations	$1.96	$1.42	$0.33	$0.98	$0.71	$0.17
Earnings (loss) from discontinued operations, net of income taxes	0.03	(0.01)	0.26	0.02	(0.01)	0.13
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.19	0.04	(0.45)	0.10	0.02	(0.23)
Net earnings	$2.18	$1.45	$0.13	$1.09	$0.73	$0.07

Diluted earnings per share
Earnings from continuing operations	$1.92	$1.39	$0.32	$0.96	$0.70	$0.16
Earnings (loss) from discontinued operations, net of income taxes	0.03	(0.01)	0.26	0.02	(0.01)	0.13
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.19	0.04	(0.45)	0.10	0.02	(0.23)
Net earnings	$2.14	$1.43	$0.13	$1.07	$0.72	$0.07

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2005, the company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

We made no change in our internal control over financial reporting during the last fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections of the 2006 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2006 Proxy Statement captioned “Compensation of Directors,” “Executive Compensation,” “Report of the Compensation and Benefits Committee on Executive Compensation,” and “Contingent Employment Agreements.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections of the 2006 Proxy Statement captioned “Ownership of Securities” and the subsection captioned “Equity Compensation Plans.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2006 Proxy Statement captioned “Other Information – Independent Public Accountants.”

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1)	Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Date.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheet as of December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:

Financial Statement Schedule for the years ended December 31, 2005, 2004, and 2003

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

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For The Years Ended December 31, 2003, 2004 and 2005

(dollars in thousands)

	Balance at Beginning of Year	Acquisition of Business	Charge to Costs and Expenses	Utilization of Reserve	Impact of Foreign Exchange Rates	Balance at end of Year

Year End December 31, 2003
Allowance for doubtful accounts	$43,156	$2,089	$2,674	$(25,104)	$1,604	$24,419
Inventory obsolescence reserve	$43,734	$459	$4,824	$(12,277)	$3,559	$40,299
Deferred tax asset valuation allowance	$2,044	$(1,021)	$1,271	$(736)	$—	$1,558

Year End December 31, 2004
Allowance for doubtful accounts	$24,419	$—	$6,246	$(6,126)	$1,769	$26,308
Inventory obsolescence reserve	$40,299	$—	$5,313	$(9,454)	$1,974	$38,132
Deferred tax asset valuation allowance	$1,558	$—	$1,514	$—	$—	$3,072

Year End December 31, 2005
Allowance for doubtful accounts	$26,308	$—	$4,244	$(4,963)	$(1,807)	$23,782
Inventory obsolescence reserve	$38,132	$—	$7,178	$(6,333)	$(2,677)	$36,300
Deferred tax asset valuation allowance	$3,072	$—	$4,553	$—	$(219)	$7,406

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 28, 2006

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

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry D. Growcock
Terry D. Growcock, Chairman and Chief Executive Officer, Director	February 28, 2006

/s/ Carl J. Laurino
Carl J. Laurino, Senior Vice President and Chief Financial Officer	February 28, 2006

/s/ Keith D. Nosbusch
Keith D. Nosbusch, Director	February 28, 2006

/s/ Dean H. Anderson
Dean H. Anderson, Director	February 28, 2006

/s/ Robert S. Throop
Robert S. Throop, Director	February 28, 2006

/s/ Robert C. Stift
Robert C. Stift, Director	February 28, 2006

/s/ James L. Packard
James L. Packard, Director	February 28, 2006

/s/ Daniel W. Duval
Daniel W. Duval, Director	February 28, 2006

/s/ Virgis W. Colbert
Virgis W. Colbert, Director	February 28, 2006

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Director	February 28, 2006

THE MANITOWOC COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

INDEX TO EXHIBITS

Exhibit No.	Description	Filed/Furnished Herewith

3.1

Amended and Restated Articles of Incorporation, as amended on November 5, 1984 (filed as Exhibit 3(a) to the company’s Annual Report on Form 10-K for the year ended June 29, 1985 and incorporated herein by reference).

3.2

Restated By-Laws (as amended through May 22, 1995) including amendment to Article II changing the date of the annual meeting (filed as Exhibit 3. (ii) to the company’s current report on Form 8-K dated May 3, 2005 and incorporated herein by reference).

4.1

Rights Agreement dated August 5, 1996 between the Registrant and First Chicago Trust Company of New York (filed as Exhibit 4 to the company’s Report on Form 8-K filed on August 5, 1996 and incorporated by reference).

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

4.5

Five-year $300 million multi-currency revolving credit facility dated June 10, 2005, among The Manitowoc Company, Inc., the lenders party thereto, and JP Morgan Chase Bank, N.A., as Agent (filed as Exhibit 99.1 to the company’s Report on Form 8-K dated as of June 10, 2005 and incorporated herein by reference).

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

10.2(a)**	Short-Term Incentive Plan, Effective January 1, 2005, as amended.	X(1)

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

10.6(c)**	Supplemental Retirement Agreement between Terry D. Growcock, Glen E. Tellock, Tom G. Musial, Timothy J. Kraus, and Maurice D. Jones and the company dated May 2000 , as amended.	X(1)

10.7(a)**

The Manitowoc Company, Inc. 1995 Stock Plan, as amended (filed as Exhibit 10.7(a) to the company’s Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.7(b)**

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

10.10**

The Manitowoc Company, Inc. Award Agreement for Restricted Stock Awards under The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan (filed as Exhibit 10.10 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.11**

The Manitowoc Company, Inc. Award Agreement for the 2004 Non-employee Director Stock and Awards Plan (filed as Exhibit 10.11 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

11	Statement regarding computation of basic and diluted earnings per share (see Note 10 to the 2005 Consolidated Financial Statements included herein).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

(1)   Filed Herewith

(2)   Furnished Herewith

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such documents.

** Management contracts and executive compensation plans and arrangements required to filed as exhibits pursuant to Item 15(c) of Form 10-K.