Form 10-Q
period 2006-03-31
MANITOWOC CO INC
filed 2006-05-08
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2006, the most recent practicable date, was 61,211,972.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended March 31,
	2006	2005
Net sales	$633.0	$510.3

Costs and expenses:
Cost of sales	497.8	413.5
Engineering, selling and administrative expenses	78.9	67.8
Amortization expense	0.7	0.8
Total costs and expenses	577.4	482.1
Earnings from operations	55.6	28.2

Other expense:
Interest expense	(11.7)	(12.8)
Loss on debt extinguishment	—	(8.3)
Other income (expenses), net	(1.0)	1.3
Total other expense	(12.7)	(19.8)

Earnings from continuing operations before taxes on income	42.9	8.4

Provision for taxes on income	12.9	2.5
Earnings from continuing operations	30.0	5.9
Earnings (loss) from discontinued operations, net of income taxes of $(0.2) and $0.3	(0.3)	0.6
Net earnings	$29.7	$6.5

Basic earnings per share:
Earnings from continuing operations	$0.49	$0.10
Earnings (loss) from discontinued operations, net of income taxes	(0.01)	0.01
Net earnings	$0.49	$0.11

Diluted earnings per share:
Earnings from continuing operations	$0.48	$0.10
Earnings (loss) from discontinued operations, net of income taxes	(0.01)	0.01
Net earnings	$0.48	$0.11

Weighted average shares outstanding - basic	60,936,490	59,988,138
Weighted average shares outstanding - diluted	62,461,920	61,222,372

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005
(Unaudited)
(In millions, except share data)

	March 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$204.4	$229.5
Marketable securities	2.3	2.3
Accounts receivable, less allowances of $24.8 and $23.8	293.3	243.2
Inventories — net	397.2	331.5
Deferred income taxes	78.6	74.4
Other current assets	78.9	72.5
Total current assets	1,054.7	953.4
Property, plant and equipment — net	359.5	353.9
Goodwill	437.9	429.6
Other intangible assets — net	140.4	139.9
Deferred income taxes	26.8	26.7
Other non-current assets	55.5	58.3
Total assets	$2,074.8	$1,961.8

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$673.0	$591.8
Short-term borrowings	6.1	19.4
Product warranties	48.4	47.3
Product liabilities	31.5	31.8
Total current liabilities	759.0	690.3
Non-Current Liabilities:
Long-term debt	478.0	474.0
Pension obligations	72.1	71.6
Postretirement health and other benefit obligations	53.0	52.4
Long-term deferred revenue	76.4	81.7
Other non-current liabilities	54.1	48.5
Total non-current liabilities	733.6	728.2

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock (150,000,000 and 75,000,000 shares authorized, respectively, 79,587,964 and 39,793,982 shares issued, respectively, 61,211,972 and 30,362,501 shares outstanding, respectively)	0.7	0.4
Additional paid-in capital	199.7	197.3
Accumulated other comprehensive income	22.0	16.6
Unearned compensation	—	(1.4)
Retained earnings	457.3	429.8
Treasury stock, at cost (18,375,992 and 9,431,481 shares, respectively)	(97.5)	(99.4)
Total stockholders’ equity	582.2	543.3
Total liabilities and stockholders’ equity	$2,074.8	$1,961.8

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operations:
Net earnings	$29.7	$6.5
Adjustments to reconcile net earnings to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	0.3	(0.6)
Depreciation	17.5	13.9
Amortization of intangible assets	0.7	0.8
Amortization of deferred financing fees	0.4	0.6
Deferred income taxes	0.2	1.9
Loss on early extinguishment of debt	—	1.8
Gain on sale of property, plant and equipment	(0.8)	(1.5)
Changes in operating assets and liabilities, excluding effects of business acquisition:
Accounts receivable	(33.6)	(34.9)
Inventories	(68.3)	(59.9)
Other assets	(2.5)	(12.0)
Accounts payable and accrued expenses	64.3	41.3
Other liabilities	(15.4)	12.5
Net cash used for operating activities of continuing operations	(7.5)	(29.6)
Net cash used for operating activities of discontinued operations	(0.3)	(11.9)
Net cash used for operating activities	(7.8)	(41.5)

Cash Flows from Investing:
Business acquisition, net of cash acquired	(12.1)	—
Capital expenditures	(10.4)	(8.2)
Proceeds from sale of property, plant and equipment	1.7	3.0
Net cash used for investing activities of continuing operations	(20.8)	(5.2)
Net cash used for investing activities of discontinued operations	—	(0.1)
Net cash used for investing activities	(20.8)	(5.3)

Cash Flows from Financing:
Payments on revolving credit facility	(4.3)	—
Payments on long-term debt	(11.8)	(67.7)
Proceeds from long-term debt	6.1	7.6
Proceeds (payments) on note financings	9.8	(0.3)
Dividends paid	(2.1)	(2.1)
Exercises of stock options	4.7	3.3
Net cash provided by (used for) financing activities	2.4	(59.2)

Effect of exchange rate changes on cash	1.1	(1.6)

Net decrease in cash and cash equivalents	(25.1)	(107.6)
Balance at beginning of period	229.5	176.4
Balance at end of period	$204.4	$68.8

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2006	2005

Net earnings	$29.7	$6.5
Other comprehensive income (loss):
Derivative instrument fair market value adjustment - net of income taxes	0.2	(3.5)
Foreign currency translation adjustments	5.2	(18.1)

Total other comprehensive income (loss)	5.4	(21.6)

Comprehensive income (loss)	$35.1	$(15.1)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005

1. Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income (loss) for the three months ended March 31, 2006 and 2005 and the financial position at March 31, 2006, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2005. The consolidated balance sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 3, “Discontinued Operations,” and Note 6, “Stock Split,” for further details.

2. Acquisition

On January 3, 2006, the company acquired certain assets, rights and properties of ExacTech, Inc., a supplier of fabrication, machining, welding, and other services to various parties. Located in Port Washington, Wisconsin, ExacTech, Inc. will provide these services to the company’s U.S. based crane manufacturing facilities. The aggregate consideration paid for the acquisition resulted in approximately $6.5 million of goodwill being recognized by the company’s Crane segment.

3. Discontinued Operations

During the third quarter of 2005, the company decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s wholly-owned subsidiary, Manitowoc Marine Group, LLC. Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial repair services. During the third quarter of 2005, the company recorded a $5.2 million pre-tax ($3.8 million after tax) charge for costs related to the closure of the business. This charge included $0.2 million related to severance agreements; $1.0 million for future lease payments; $0.3 million for the write-off of goodwill related to this business; $2.2 million for the write-down of certain assets (primarily property, plant and equipment and inventory) to estimated salvage value; and $1.5 million for closing and other related costs. This charge was recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations during the third quarter of 2005. The closure of Toledo Ship Repair represents a discontinued operation under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of Toledo Ship Repair in current and prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations. The closure of Toledo was completed during the first quarter of 2006.

The following selected financial data of Toledo Ship Repair for the three months ended March 31, 2006 and 2005 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended March 31,
	2006	2005
Net sales	$—	$4.2

Pretax loss from discontinued operations	$(0.5)	$(0.8)
Benefit for taxes on loss	0.2	0.3
Net loss from discontinued operations	$(0.3)	$(0.5)

On December 30, 2005, the company completed the sale of Diversified Refrigeration, LLC, (f/k/a Diversified Refrigeration, Inc.) (DRI) to Monogram Refrigeration, LLC, a wholly-owned subsidiary of the General Electric Company.  DRI was the company’s private-label Foodservice contract manufacturing operation.  Net proceeds from the sale of DRI were approximately $28.4 million and resulted in a pre-tax gain of $17.6 million ($9.6 million after tax). This gain was recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations for the year ended December 31, 2005. The sale of DRI represents a discontinued operation under SFAS No. 144. Results of DRI in prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

The following selected financial data of DRI for the three months ended 2005 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no operating results from DRI for the quarter ended March 31, 2006. There was no general corporate expense or interest expense allocated to discontinued operations for this business during the period presented.

Three Months Ended March 31,
2005
Net sales	$22.5

Pretax earnings from discontinued operations	$1.7
Provision for taxes on earnings	(0.6)
Net earnings from discontinued operations	$1.1

4. Inventories

The components of inventory at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
Inventories - gross:
Raw materials	$141.0	$131.6
Work-in-process	138.8	113.9
Finished goods	178.6	143.2
Total inventories - gross	458.4	388.7
Excess and obsolete inventory reserve	(39.2)	(36.3)
Net inventories at FIFO cost	419.2	352.4
Excess of FIFO costs over LIFO value	(22.0)	(20.9)
Inventories - net	$397.2	$331.5

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 84% and 85% of total inventory at March 31, 2006 and December 31, 2005, respectively. The remainder of the inventory cost is determined using the last-in, first-out (LIFO) method.

5. Stock Based Compensation

Effective January 1, 2006, the company adopted SFAS No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123” (SFAS No. 123(R)), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro-forma basis.

The company maintains the following stock plans:

The Manitowoc Company, Inc. 1995 Stock Plan, provides for the granting of stock options, restricted stock and limited stock appreciation rights as an incentive to certain employees. Under this plan, stock options to acquire up to 5.0 million shares of common stock, in the aggregate, may be granted under the time-vesting formula at an exercise price equal to the market price of the common stock at the close of business or the business day immediately preceding the date of grant. The options become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date. The restrictions on any restricted shares granted under the plan lapse in one-third increments on each anniversary of the grant date. Awards are no longer granted under this plan. Awards surrendered under this plan become available for granting under the 2003 Incentive Stock and Awards Plan.

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan (2003 Stock Plan) provides for both short-term and long-term incentive awards for employees. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, performance share or performance unit awards. The total number of shares of the company’s common stock originally available for awards under the 2003 Stock Plan is 6.0 million shares subject to adjustments for stock splits, stock dividends and certain other transactions or events. Options under this plan are exercisable at such times and subject to such conditions as the compensation committee should determine. Options granted under the plan to date become exercisable in equal 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date. Restrictions on restricted stock awarded under this plan lapse 100% on the third anniversary of the grant date. There have been no awards of stock appreciation rights, performance shares or performance units.

The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan (1995 Stock Plan), provides for the granting of stock options to non-employee members of the board of directors. Under this plan, stock options to acquire up to 0.4 million shares of common stock, in the aggregate, may be granted under a time-vesting formula and at an exercise price equal to the market price of the common stock at the date of grant. For the 1999 Stock Plan, the options become exercisable in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date. During 2004, this plan was frozen and replaced with the 2004 Director Stock Plan.

The 2004 Non-Employee Director Stock and Awards Plan (2004 Stock Plan) was approved by the shareholders of the company during the 2004 annual meeting and it replaces The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan. Stock-based awards may take the form of stock options, restricted stock, or restricted stock units. The total number of shares of the company’s common stock originally available for awards under the 2004 Stock Plan is 0.5 million, subject to adjustments for stock splits, stock dividends, and certain other transactions and events. Stock options awarded under the plan vest immediately and expire ten years subsequent to the grant date. Restrictions on restricted stock awarded to date under the plan lapse on the third anniversary of the award date.

With the acquisition of Grove, the company inherited the Grove Investors, Inc. 2001 Stock Incentive Plan. Outstanding Grove stock options under the Grove Investors, Inc. 2001 Stock Incentive Plan were converted into options to acquire Manitowoc Stock at the date of acquisition. No future stock options may be granted under this plan. Under this plan, after the conversion of Grove stock options to Manitowoc stock options, stock options to acquire 0.1 million shares of common stock of the company were outstanding. These options are fully vested and expire on September 25, 2011. No additional options may be granted under the Grove Investors, Inc. 2001 Stock Incentive Plan.

As a result of the adoption of SFAS No. 123(R), the company recognized $1.0 million of compensation expense associated with stock options for the three months ended March 31, 2006. The following presents pro-forma net income and per share data as if a fair-value-based method had been used to account for stock-based compensation for the three months ended March 31, 2005 (in millions, except per share amounts):

Three Months ended
March 31,
2005

Net earnings as reported	$6.5

Stock option based employee compensation expense included in reported reported net earnings, net of related income tax effect	—

Stock option based employee compensation expense determined under fair-value-based method excluded in reported net earnings, net of related income tax effects	(0.9)
Pro-forma net earnings	$5.6

Earnings per share:
Basic, as reported	$0.11
Basic, pro-forma	$0.09

Diluted, as reported	$0.11
Diluted, pro-forma	$0.09

A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price and aggregate intrinsic value):

		Weighted
		Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Options outstanding as of January 1, 2005	4.0	$12.76
Granted	0.7	$20.41
Exercised	(0.9)	$12.08
Cancelled	(0.3)	$15.60
Options outstanding as of December 31, 2005	3.5	$14.48

Granted	0.3	$37.11
Exercised	(0.4)	$12.62
Cancelled	—	$—
Options outstanding as of March 31, 2006	3.4	$16.55	$97.5

Options exerciseable as of:
January 1, 2005	1.6	$12.30
December 31, 2005	1.5	$12.64
March 31, 2006	1.3	$12.96	$44.0

The outstanding stock options at March 31, 2006 have a range of exercise prices of $8.47 to $38.11 per option. The following table shows the options outstanding and exercisable by range of exercise prices at March 31, 2006 (in millions, except weighted average exercise price).

		Weighted Average
		Remaining
	Outstanding	Contractual	Weighted Average	Exercisable	Weighted Average
Range of Exercise Price	Options	Life (Years)	Exercise Price	Options	Exercise Price

$8.47 - $11.00	0.5	5.3	$9.58	0.4	$9.61
$11.01 - $13.50	1.2	6.1	12.63	0.5	12.64
$13.51 - $16.00	0.4	6.8	14.98	0.2	14.90
$16.01 - $18.50	0.3	6.1	17.29	0.2	17.34
$18.51 - $21.00	0.7	9.0	20.29	—	—
$21.01 - $28.51	0.1	9.7	25.62	—	—
$36.00 - $38.11	0.2	9.9	37.42	—	—
	3.4	7.0	$16.55	1.3	$12.96

The company continues to use the Black-Scholes valuation model to value stock options. The company used its historical stock prices as the basis for its volatility assumption. The assumed risk-free rates were based on ten-year U.S. Treasury rates in effect at the time of grant. The expected option life represents the period of time that the options granted are expected to be outstanding and were based on historical experience.

As of March 31, 2006 the company has $8.0 million of unrecognized compensation expense which will be recognized over the next five years.

The weighted average fair value of options granted per share during the first quarter of 2006 and 2005 is $15.48 and $8.15, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2006	2005

Expected life (years)	7.0	7.3
Risk-free interest rate	4.5%	3.8%
Expected volatility	34.0%	32.0%
Expected dividend yield	0.6%	0.8%

For the three months ended March 31, 2006, the total intrinsic value of stock options exercised was $7.9 million.

The company recognized approximately $0.1 million of compensation expense related to restricted stock which was issued during 2002 for the three months ended March 31, 2005. In addition, during the three months ended March 31, 2006, the company recognized approximately $0.2 million of compensation expense related to restricted stock which was issued during the second quarter of 2005.

6. Stock Split

On February 24, 2006, the board of directors authorized a two-for-one stock split of the company’s outstanding common stock. Record holders of Manitowoc’s common stock at the close of business on March 31, 2006, received on April 10, 2006 one additional share of common stock for every share of Manitowoc common stock they owned as of March 31, 2006. Manitowoc shares outstanding at the close of business on March 31, 2006 totaled 30,605,986. The company’s common stock began trading at its post-split price at the beginning of trading on April 11, 2006. Per share and stock option amounts within this quarterly report on Form 10-Q for both periods presented have been adjusted to reflect the stock split.

7. Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. Estimates indicate that the total costs to clean up this site are approximately $30 million. Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at March 31, 2006 is $0.4 million. Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of DRI certain contaminants in the soil and ground water associated with the facility were identified. As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified. Estimates indicate that the costs to remediate this site are approximately $2.0 million. During December 2005, the company recorded a $2.0 million reserve for these estimated costs. This charge was recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005. The company’s remaining estimated liability for this matter, included in other current liabilities in the Consolidated Balance Sheet at March 31, 2006 is $1.9 million. Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of March 31, 2006, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years. The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence. The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove Investors, Inc. acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002. As of March 31, 2006, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at March 31, 2006, were $31.5 million; $9.5 million reserved specifically for cases and $22.0 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2006 and December 31, 2005, the company had reserved $56.8 million and $55.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

At March 31, 2006, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $26.1 million.

8. Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2006	2005
Basic weighted average common shares outstanding	60,936,490	59,988,138
Effect of dilutive securities - stock options and restricted stock	1,525,430	1,234,234
Diluted weighted average common shares outstanding	62,461,920	61,222,372

For the three months ended March 31, 2006 and 2005, 0.3 and 0.4 million common shares, respectively, issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During both the three months ended March 31, 2006 and 2005, the company paid a quarterly dividend of $0.035 per outstanding common share.

9. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments. These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments. These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement. The deferred revenue included in other current and non-current liabilities at March 31, 2006 and December 31, 2005 was $124.0 million and $128.5 million, respectively. The total amount of residual value guarantees and buyback commitments given by the company and outstanding at March 31, 2006 was $146.6 million. This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of the units. The residual value guarantees and buyback commitments expire at various times through 2011.

During the three months ended March 31, 2006 and 2005, the company sold $11.5 million and $0.9 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies. The company has accounted for the sales of the notes as a financing of receivables. The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheet. The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statement of Cash Flows. During the three months ended March 31, 2006, the customers have paid $1.7 million of the notes to the third party financing companies. As of March 31, 2006, the outstanding balance of the notes receivables guaranteed by the company was $47.3 million.

The company also had an accounts receivable factoring arrangement with a bank. Under this arrangement, the company was required to repurchase from the bank the first $1.0 million and amounts greater than $1.5 million of the aggregate uncollected receivables during a twelve-month period. During the first quarter of 2006, the company terminated the factoring agreement with the bank. The company’s contingent factoring liability, net of cash collected from customers, was $0 million and $23.6 million at March 31, 2006 and December 31, 2005, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the three months ended March 31, 2006 and 2005.

	2006	2005
Balance at beginning of period	$55.4	$46.5
Accruals for warranties issued during the period	11.1	8.8
Settlements made (in cash or in kind) during the period	(10.1)	(9.2)
Currency translation	0.4	(1.2)
Balance at end of period	$56.8	$44.9

10. Accounts Receivable Securitization

The company has an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at March 31, 2006 is $46.5 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program’s capacity is $60 million, and includes trade account receivables from its domestic Crane segment businesses. Trade accounts receivable sold to the Purchaser and being serviced by the company totaled $31.1 million at March 31, 2006.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $75.0 million, for the three months ended March 31, 2006. Cash collections of trade accounts receivable balances in the total receivable pool totaled $130.5 million for the three months ended March 31, 2006.

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

		Balance Outstanding
		60 Days or More	Net Credit Losses
	Balance outstanding	Past Due	Three Months Ended
	March 31,	March 31,	March 31,
	2006	2006	2006
Trade accounts receivable subject to securitization program	$77.6	$1.5	$—

Trade accounts receivable balance sold	31.1

Retained interest	$46.5

During the three months ended March 31, 2006, the company incurred approximately $0.2 million of costs related to establishing the securitization facility.

11. Plant Consolidations and Restructuring

During the third quarter of 2005, the company recorded a pre-tax restructuring charge of $3.2 million in connection with the consolidation of its Kolpak operation located in Wisconsin with its Kolpak operation located in Tennessee within the Foodservice segment. This action was taken in an effort to streamline the company’s cost structure and utilize available capacity. The charge included $1.5 million to write-down the facility and land, which are held for sale, to estimated fair market value less cost to sell; $0.7 million related to the write-down of certain equipment; $0.1 million to write-off excess inventory which will not be transferred to Tennessee; $0.5 million related to severance and other employee related costs; and $0.4 million for other related closing costs. This charge was included in plant consolidation and restructuring costs in the Consolidated Statements of Operations for the third quarter ended September 30, 2005.  As of March 31, 2006, the majority of these restructuring reserves have been utilized.

12. Employee Benefit Plans

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

The components of periodic benefit costs for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	U.S. Pension Plans	Non - U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non - U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earning during the period	$—	$0.4	$0.2	$—	$0.3	$0.2
Interest cost of projected benefit obligations	1.6	1.0	0.8	1.6	1.0	0.9
Expected return on plan assets	(1.6)	(0.8)	—	(1.6)	(0.8)	—
Amortization of actuarial net (gain) loss	0.2	—	0.1	0.1	—	—
Net periodic benefit costs	$0.2	$0.6	$1.1	$0.1	$0.5	$1.1
Weighted average assumptions:
Discount rate	5.50%	4.53%	5.50%	5.75%	4.75%	5.75
Expected return on plan assets	8.25%	5.74%	N/A	8.25%	5.25%	N/A
Rate of compensation increase	N/A	3.53%	N/A	N/A	3.50%	N/A

13. Debt

In April 2006, the company announced that it will redeem its 10 3/8% senior subordinated notes due 2011, effective May 15, 2006. As set forth in the notes’ articles of indenture, the company will pay the note holders 105.188 percent of the principal amount plus accrued and unpaid interest up to the redemption date.  At March 31, 2006, the notes represented $210.7 million of the company’s outstanding debt. The company estimates that as a result of this redemption, it will incur a charge of $12.2 million related to the call premium and write-off of unamortized debt issuance costs.

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

14. Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2005 and three months ended March 31, 2006 are as follows:

	Crane	Foodservice	Marine	Total
Balance as of January 1, 2005	$218.3	$186.1	$47.4	$451.8
Write-off of discontinued operations goodwill	—	(0.4)	(0.2)	(0.6)
Tax adjustment related to purchase accounting	(2.4)	—	—	(2.4)
Foreign currency impact	(19.2)	—	—	(19.2)
Balance as of December 31, 2005	196.7	185.7	47.2	429.6
Exactech, Inc. acquisition	6.5	—	—	6.5
Foreign currency impact	1.8	—	—	1.8
Balance as of March 31, 2006	$205.0	$185.7	$47.2	$437.9

As discussed in Note 2, “Acquisition,” during the first quarter of 2006, the company completed the acquisition of ExacTech, Inc.  In addition, during 2005 the company closed its Toledo Ship Repair and divested of DRI. As a result, the company wrote-off the entire goodwill balances related to these businesses.

During 2005, the company reversed approximately $2.4 million of a tax reserve related to a German tax issue. This reserve was established by the company during purchase accounting for the acquisition of Grove Investors, Inc. (Grove) as the tax issue related to a period prior to the company acquiring Grove. During 2005, the German tax audit was settled and the excess reserve was reversed through goodwill.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of

March 31, 2006 and December 31, 2005.

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$92.9	$—	$92.9	$92.0	$—	$92.0
Patents	28.7	(8.2)	20.5	28.5	(7.6)	20.9
Engineering drawings	11.3	(3.7)	7.6	11.2	(3.5)	7.7
Distribution network	19.4	—	19.4	19.3	—	19.3
	$152.3	$(11.9)	$140.4	$151.0	$(11.1)	$139.9

15. Recent Accounting Changes and Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement was effective for the company on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the company’s Consolidated Financial Statements.

During December 2004, the FASB revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all annual periods beginning after June 15, 2005. The company has adopted SFAS No. 123-Revised on January 1, 2006. See Note 5, “Stock Based Compensation,” for further information regarding the adoption of SFAS No. 123-Revised.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This new accounting standard was effective January 1, 2006. The adoption of SFAS No. 154 did not have an impact on our Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140.”  SFAS No 155 amends certain aspects of SFAS No 133, primarily related to hybrid financial instruments and beneficial interest in securitized financial assets, as well as amends SFAS No. 140, related to eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. SFAS No. 155 is effective for the company on January 1, 2007. The company is currently evaluating the impact of SFAS No. 155 on its Consolidated Financial Statements.

In March 2006, the FASB Issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.”  SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective for the company on January 1, 2007. The company is currently evaluating the impact of SFAS No. 156 on its Consolidated Financial Statements.

16. Subsidiary Guarantors of Senior Subordinated Notes due 2011 and 2012 and Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2011 and 2012 and the Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company, which do not guarantee the Senior Subordinated Notes due 2011 and 2012 and the Senior Notes due 2013 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the company.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$410.6	$294.7	$(72.3)	$633.0
Costs and expenses:
Cost of sales	—	332.3	237.8	(72.3)	497.8
Engineering, selling and administrative expense	8.9	38.6	31.4	—	78.9
Amortization expense	—	0.3	0.4	—	0.7
Total costs and expenses	8.9	371.2	269.6	(72.3)	577.4

Earnings (loss) from operations	(8.9)	39.4	25.1	—	55.6

Other income (expense):
Interest expense	(10.0)	(0.1)	(1.6)	—	(11.7)
Management fee income (expense)	7.2	(6.6)	(0.6)	—	—
Other income (expense), net	8.5	(5.1)	(4.4)	—	(1.0)
Total other income (expense)	5.7	(11.8)	(6.6)	—	(12.7)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries	(3.3)	27.6	18.5	—	42.9
Provision (benefit) for taxes on income	(0.8)	6.5	7.1	—	12.9
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(2.5)	21.1	11.4	—	30.0
Equity in earnings of subsidiaries	32.2	—	—	(32.2)	—
Earnings (loss) from continuing operations	29.7	21.1	11.4	(32.2)	30.0

Earnings from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Net earnings	$29.7	$20.8	$11.4	$(32.2)	$29.7

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$310.8	$254.7	$(55.2)	$510.3
Costs and expenses:
Cost of sales	—	257.4	211.3	(55.2)	413.5
Engineering, selling and administrative expense	5.3	34.2	28.3	—	67.8
Amortization expense	—	0.2	0.6	—	0.8
Total costs and expenses	5.3	291.8	240.2	(55.2)	482.1

Earnings (loss) from operations	(5.3)	19.0	14.5	—	28.2

Other income (expense):
Interest expense	(11.5)	(0.4)	(0.9)	—	(12.8)
Loss on debt extinguishment	(8.3)	—	—	—	(8.3)
Management fee income (expense)	6.0	(6.0)	—	—	—
Other income (expense), net	9.3	(5.9)	(2.1)	—	1.3
Total other expense	(4.5)	(12.3)	(3.0)	—	(19.8)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries	(9.7)	6.6	11.5	—	8.4
Provision (benefit) for taxes on income	(3.3)	2.3	3.6	—	2.5
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(6.4)	4.3	8.0	—	5.9
Equity in earnings of subsidiaries	12.8	—	—	(12.8)	—
Earnings (loss) from continuing operations	6.4	4.3	8.0	(12.8)	5.9

Earnings from discontinued operations, net of income taxes	—	0.6	—	—	0.6
Net earnings	$6.4	$4.9	$8.0	$(12.8)	$6.5

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of March 31, 2006
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$100.0	$13.4	$91.0	$—	$204.4
Marketable securities	2.3	—	—	—	2.3
Accounts receivable - net	0.4	113.4	179.5	—	293.3
Inventories - net	—	164.1	233.1	—	397.2
Deferred income taxes	44.5	—	34.1	—	78.6
Other current assets	0.5	59.6	18.8	—	78.9
Total current assets	147.7	350.5	556.5	—	1,054.7

Property, plant and equipment - net	11.0	152.8	195.7	—	359.5
Goodwill	—	298.6	139.3	—	437.9
Other intangible assets - net	—	52.7	87.7	—	140.4
Deferred income taxes	27.7	—	(0.9)	—	26.8
Other non-current assets	28.2	14.8	12.5	—	55.5
Investment in affiliates	459.6	18.8	203.1	(681.5)	—
Total assets	$674.1	$888.2	$1,194.0	$(681.5)	$2,074.8

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$40.5	$279.5	$353.0	$—	$673.0
Short-term borrowings	—	—	6.1	—	6.1
Product warranties	—	24.2	24.2	—	48.4
Product liabilities	—	28.3	3.2	—	31.5
Total current liabilities	40.5	332.0	386.5	—	759.0

Non-Current Liabilities:
Long-term debt	469.1	—	8.9		478.0
Pension obligations	29.7	14.4	28.0		72.1
Postretirement health and other benefit obligations	53.0	—	—	—	53.0
Intercompany	(525.0)	(77.6)	169.8	432.8	—
Long-term deferred revenue	—	19.0	57.4	—	76.4
Other non-current liabilities	24.7	15.8	13.6	—	54.1
Total non-current liabilities	51.5	(28.4)	277.7	432.8	733.6

Stockholders’ equity	582.2	584.6	529.8	(1,114.3)	582.2

Total liabilities and stockholders’ equity	$674.1	$888.2	$1,194.0	$(681.5)	$2,074.8

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2005
(In millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$146.4	$9.7	$73.4	$—	$229.5
Marketable securities	2.3	—	—	—	2.3
Account receivable-net	0.2	85.0	158.0	—	243.2
Inventories-net	—	141.8	189.7	—	331.5
Deferred income taxes	36.8	—	37.6	—	74.4
Other current assets	0.5	52.2	19.8	—	72.5
Total current assets	186.2	288.7	478.5	—	953.4

Property, plant and equipment - net	11.1	146.4	196.4	—	353.9
Goodwill-net	1.0	291.0	137.6	—	429.6
Other intangible assets	—	54.1	85.8	—	139.9
Deferred income taxes	26.7	—	—	—	26.7
Other non-current assets	27.6	17.4	13.3	—	58.3
Investments in affiliates	459.6	18.8	203.1	(681.5)	—
Total assets	$712.2	$816.4	$1,114.7	$(681.5)	$1,961.8

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$47.5	$257.8	$286.5	$—	$591.8
Short-term borrowings	4.3	—	15.1	—	19.4
Product warranties	—	24.0	23.3	—	47.3
Product liabilities	—	28.8	3.0	—	31.8
Total current liabilities	51.8	310.6	327.9	—	690.3

Long-term debt	468.6	—	5.4	—	474.0
Pension obligations	29.7	14.3	27.6	—	71.6
Postretirement health and other benefit obligations	52.4	—	—	—	52.4
Long-term deferred revenue	—	23.6	58.1	—	81.7
Intercompany	(443.8)	(108.0)	167.4	384.4	—
Other non-current liabilities	10.1	16.8	21.6	—	48.5
Total non-current liabilities	117.0	(53.3)	280.1	384.4	728.2
Stockholders’ equity	543.2	559.1	506.9	(1,065.9)	543.3
Total liabilities and stockholders’ equity	$712.2	$816.4	$1,114.7	$(681.5)	$1,961.8

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operations	$38.9	$(19.1)	$4.6	$(32.2)	$(7.8)

Cash Flows from Investing:
Business acquisition	—	(12.1)	—	—	(12.1)
Capital expenditures	(0.4)	(4.5)	(5.5)	—	(10.4)
Proceeds from sale of property, plant and equipment	—	—	1.7	—	1.7
Purchase of marketable securities	—	—	—	—	—
Intercompany investments	(83.2)	33.6	17.4	32.2	—
Net cash provided by (used for) investing activities of continuing operations	(83.7)	17.1	13.6	32.2	(20.8)

Cash Flows from Financing:
Payments on revolving credit facility	(4.3)	—	—	—	(4.3)
Payments on long-term debt	—	—	(11.8)	—	(11.8)
Proceeds from long-term debt	—	—	6.1	—	6.1
Proceeds on note financings	—	5.7	4.1	—	9.8
Dividends paid	(2.1)	—	—	—	(2.1)
Exercises of stock options	4.7	—	—	—	4.7
Net cash provided by (used for) financing activities	(1.7)	5.7	(1.6)	—	2.4

Effect of exchange rate changes on cash	—	—	1.1	—	1.1

Net increase (decrease) in cash and cash equivalents	(46.5)	3.7	17.7	—	(25.1)

Balance at beginning of period	146.5	9.7	73.3	—	229.5
Balance at end of period	$100.0	$13.4	$91.0	$—	$204.4

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005
(In thousands)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operations	$9.5	$(85.8)	$47.6	$(12.8)	$(41.5)

Cash Flows from Investing:
Capital expenditures	(0.1)	(3.4)	(4.7)	—	(8.2)
Proceeds from sale of property, plant and equipment	—	—	3.0	—	3.0
Purchase of marketable securities	—	—	—	—	—
Intercompany investments	(62.4)	96.2	(46.6)	12.8	—
Net cash provided by (used for) investing activities of continuing operations	(62.5)	92.8	(48.3)	12.8	(5.2)
Net cash provided by investing activities of discontinued operations	—	(0.1)	—	—	(0.1)
Net cash provided by (used for) investing activities	(62.5)	92.7	(48.3)	12.8	(5.3)

Cash Flows from Financing:
Payments on long-term debt	(61.2)	—	(6.5)	—	(67.7)
Proceeds from long-term debt	—	—	7.6	—	7.6
Payments on notes financings	—	0.2	(0.5)	—	(0.3)
Dividends paid	(2.1)	—	—	—	(2.1)
Exercises of stock options	3.3	—	—	—	3.3
Net cash provided by (used for) financing activities	(60.0)	0.2	0.6	—	(59.2)

Effect of exchange rate changes on cash	—	—	(1.6)	—	(1.6)

Net increase (decrease) in cash and cash equivalents	(113.1)	7.1	(1.6)	—	(107.6)

Balance at beginning of period	135.8	(4.5)	45.1	—	176.4
Balance at end of period	$22.7	$2.6	$43.5	$—	$68.8

17. Business Segments

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

	Three Months Ended March 31,
	2006	2005
Net sales:
Crane	$477.5	$358.0
Foodservice	93.6	96.2
Marine	61.9	56.1
Total net sales	$633.0	$510.3
Earning from operations:
Crane	$50.5	$19.6
Foodservice	10.6	12.3
Marine	3.7	1.6
Corporate expense	(9.2)	(5.3)
Total	55.6	28.2
Interest expense	(11.7)	(12.8)
Loss on debt extinguishment	—	(8.3)
Other income (expense), net	(1.0)	1.3
Earnings from continuing operations before taxes on income	$42.9	$8.4

Crane segment operating earnings for the three months ended March 31, 2006 and 2005 includes amortization expense of $0.7 million and $0.8 million, respectively.

As of March 31, 2006 and December 31, 2005, the total assets by segment were as follows:

	March 31, 2006	December 31, 2005
Crane	$1,353.4	$1,224.7
Foodservice	339.7	313.2
Marine	127.1	123.3
Corporate	254.6	300.6
Total	$2,074.8	$1,961.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended March 31,
	2006	2005
Net sales:
Crane	$477.5	$358.0
Foodservice	93.6	96.2
Marine	61.9	56.1
Total	$633.0	$510.3

Consolidated net sales for the three months ended March 31, 2006 increased 24.1% to $633.0 million, from $510.3 million for the same period in 2005. The increase in sales was driven by the Crane and Marine segments.

Net sales from the Crane segment for the three months ended March 31, 2006 increased 33.5% to $477.5 million versus $358.0 million for the three months ended March 31, 2005. Net sales for the quarter ended March 31, 2006 increased over the prior year in all major geographic regions. From a product line standpoint this sales increase was driven by increased volume of crawler, tower and mobile hydraulic cranes worldwide, increases in our aftermarket sales and service business, and increased boom truck sales in North America. As of March 31, 2006, total Crane segment backlog was $986.8 million, a 13.9% increase over the December 31, 2005 backlog, which was $866.1 million.

Net sales from the Foodservice segment decreased 2.7% to $93.6 million in the three months ended March 31, 2006 versus the three months ended March 31, 2005. The reduction in sales of the Foodservice segment occurred primarily in the segment’s beverage division which had two major customer rollouts occur in 2005 that did not reoccur during 2006.

Net sales from our Marine segment increased 10.4% to $61.9 million in the first quarter of 2006 versus the first quarter of 2005.  The increase resulted from higher commercial contract revenue from construction contracts and a strong winter repair season.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended March 31,
	2006	2005
Earnings from operations:
Crane	$50.5	$19.6
Foodservice	10.6	12.3
Marine	3.7	1.6
General corporate expense	(9.2)	(5.3)
Total	$55.6	$28.2

Consolidated gross profit for the three months ended March 31, 2006 was $135.2 million, an increase of $38.4 million over the consolidated gross profit for the same period in 2005 of $96.8 million. The increase in consolidated gross profit was driven by significantly higher gross profit in the Crane segment on increased volume and productivity gains.  First quarter 2006 gross profit of the Foodservice segment was down 4.9% compared to the first quarter of 2005 due primarily to reduced sales and increased commodity costs. The Marine segment’s gross profit for the first quarter of 2006 was up $3.5 million due in part to strong winter repair work. Also, an unfavorable new construction Marine contract adversely affected 2005 results.

Engineering, selling and administrative (ES&A) expenses for the first quarter of 2006 increased approximately $11.1 million to $78.9 million versus $67.8 million for the first quarter of 2005. This increase was primarily driven by the Crane segment and corporate expenses. Crane segment increases were due to higher selling expense, increased employee related costs, and increased research and development expenses. Corporate expenses increased primarily due to expensing of stock options and employee related costs.

For the three months ended March 31, 2006, the Crane segment reported operating earnings of $50.5 million compared to $19.6 million for the three months ended March 31, 2005. Operating earnings of the Crane segment for the three months ended March 31,

2006 were favorably affected by increased volume across all regions and products, productivity gains as a result of consolidation efforts over the past several years, and effective leveraging of engineering, selling and administrative expenses on higher sales volume. Operating margin for the three months ended March 31, 2006 was 10.7% versus 5.7% for the three months ended March 31, 2005. Favorable pricing levels, strong factory performance and controlled spending in all our regions contributed to the gains in margin. For the three months ended March 31, 2006 operating earnings were adversely affected by approximately $2.0 million due to changes in foreign currency exchange rates.

First quarter 2006 Foodservice segment operating earnings were $10.6 million, a decrease of $1.7 million, versus the first quarter of 2005. Operating earnings for the first quarter of 2005 were favorably impacted by three specific items. In our Ice division during 2005 our U.S. manufacturing facility was scheduled to go-live with its new ERP system, and union contracts were set to expire at the same facility. Both of these items were scheduled to occur in the beginning of the second quarter of 2005. In response to these items, our customers sought to protect themselves from any disruptions and placed their orders earlier in 2005 than they historically have. There was no interruption during 2005 from either of these items, however first quarter 2005 sales were significantly higher than historical levels. Also, during the first quarter of 2005, our beverage division was favorably impacted by two major customer rollouts which did not repeat in the first quarter of 2006. First quarter 2006 operating earnings returned to a more normal level.  For the first quarter of 2006 operating margin of the Foodservice segment was 11.4% versus 12.7% in the first quarter of 2005. First quarter 2006 margin was negatively impacted by sales mix, and increased copper and aluminum costs.

Marine segment operating earnings increased $2.1 million to $3.7 million for the first quarter of 2006. First quarter 2006 operating earnings of the Marine segment were favorably affected by a strong winter repair season. First quarter 2006 winter repair operating earnings increased approximately $0.9 million versus the first quarter of 2005. First quarter 2005 operating earnings were negatively impacted by a fixed price contract which was bid and awarded prior to the unprecedented rise in steel and other commodities during 2004. Labor inefficiencies also impacted this project. This project reduced first quarter 2005 operating earnings by approximately $2.3 million. For the first quarter of 2006, a significant percentage of the Marine segment results are from a relatively low margin, first-run military prototype vessel that is structured as a cost plus contract.

Corporate expenses increased $3.9 million during the first quarter of 2006 versus the first quarter of 2005. Approximately $1.0 million of this increase is the result of beginning to expense stock options during the first quarter of 2006. Also contributing to the increase are higher employee related costs, securitization fees and expenses, and other consulting related expenses.

Analysis of Non-Operating Income Statement Items

Interest expense for the first quarter of 2006 was $11.7 million versus $12.8 million for the quarter ended March 31, 2005. The decrease resulted from lower average debt levels, favorable changes in foreign currency exchange rates, and interest income earned on invested money.   These items were partially offset by an increase in the variable interest rate portion of outstanding debt balances. The weighted average interest rate on outstanding borrowings at March 31, 2006 was 9.5% compared to 8.6% at March 31, 2005.

In December 2004, we sold, pursuant to an underwritten public offering, approximately 3.0 million shares of our common stock at a price of $36.25 per share.  Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million. We used a portion of the proceeds to redeem approximately $61.3 million of the 10 ½% senior subordinated notes due 2012 and to pay the prepayment premium to the note holders of $6.4 million. We used the balance of the proceeds for general corporate purposes. On January 10, 2005, we completed the redemption of $61.3 million of the 10 ½% senior subordinated notes due 2012. As a result of this redemption, we incurred a charge of approximately $8.3 million ($5.4 million net of income taxes) due to the early extinguishment of debt related to the premium paid to the note holders of $6.4 million, and due to the partial write-off of debt issuance costs of $1.9 million. The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

The effective tax rate for both the quarter ended March 31, 2006 and 2005 was 30.0%.  The first quarters of 2006 and 2005 were favorably affected as compared to the statutory rate by certain global tax planning initiatives and fixed permanent book-tax differences.

Earnings from continuing operations were $30.0 million for the three months ended March 31, 2006 compared to $5.9 million for the three months ended March 31, 2005.

The loss from discontinued operations, net of income taxes, for the three months ended March 31, 2006 reflects the operating results of our discontinued Toledo Ship Repair operation. The closure of Toledo was completed during the first quarter of 2006 and no further results are expected from this operation. The gain from discontinued operations, net of income taxes, for the three months ended March 31, 2005 reflects the operating results of our discontinued Toledo Ship Repair and DRI operations. The DRI operation was sold during the fourth quarter of 2005.

Financial Condition

First Quarter of 2006

Cash and cash equivalents balance as of March 31, 2006 was $204.4 million, which represented a $25.1 million reduction of cash during the quarter. Cash flow from operations was a use of cash of $7.8 million compared to a use of $41.5 million during the first quarter of 2005.  Cash flow during the first quarter of 2006 was driven by $29.7 million of net earnings, an increase of $23.2 million over net earnings for the first quarter of 2005. Accounts payable and accrued expense positively impacted cash flow from operations with a $64.3 million increase. This was driven primarily by the increase in inventory in the Crane segment required to support the increase in production, as well as the increase in the Foodservice segment, which traditionally increases inventory during the first quarter to support the peek season which occurs in the second and third quarters. A $68.3 million increase in inventory negatively impacted cash flow from operations. Accounts receivable also negatively impacted cash flow with an increase of $33.6 million during the first quarter of 2006. This increase was driven by higher sales in the Crane segment. During the quarter, the company terminated its accounts receivable factoring arrangement with a bank. Factored receivables totaled $23.6 million at December 31, 2005 and $0 at March 31, 2006.

On January 3, 2006, we acquired certain assets, rights and properties of ExacTech, Inc., a supplier of fabrication, machining, welding and other services to various parties. Located in Port Washington, Wisconsin, the operation will provide these services to the U.S. based crane manufacturing facilities. The cash flow impact of this acquisition is included in business acquisition, net of cash acquired within the cash flow from investing section of the Consolidated Statement of Cash Flows.

Capital expenditures for the quarter were $10.4 million. The company continues to invest capital in the Foodservice ERP system, the new China manufacturing facilities in the Crane segment, new manufacturing equipment, and new product tooling costs.

First Quarter of 2005

At March 31, 2005, cash and cash equivalents of $68.8 million decreased by $107.6 million compared to the December 31, 2004 balance. On January 10, 2005 we completed the redemption of $61.3 million of our senior subordinated notes due 2012, which also resulted in us paying a premium to the note holders of $6.4 million. During the quarter, accounts receivable and inventory increased $34.9 million and $59.9 million, respectively. These increases are primarily the result of sales in the Crane and Foodservice segments and increased backlog in the Crane segment. Offsetting these increases in operating assets was a $41.3 million increase in accounts payable and accrued expenses, which resulted primarily from the increased inventory.

Capital expenditures for the quarter were $8.2 million.

During the first quarter of 2005, the company paid a quarterly dividend of $2.1 million dollars. At its February 2005 meeting, the board of directors approved changing to a quarterly dividend from an annual dividend beginning in the first quarter of 2005.

Liquidity and Capital Resources

Our primary cash requirements include working capital, debt payments (see Note 13, “Debt”), interest on indebtedness, capital expenditures, and dividends. The primary sources of cash for each of these are cash flows from continuing operations and borrowings under our five-year, $300 million secured revolving credit facility (Revolving Credit Facility). At March 31, 2006, we had $206.7 million in cash and short term investments along with $273.9 million of unused availability under the terms of the Revolving Credit Facility. This availability under the Revolving Credit Facility is reduced for outstanding letters of credit of $26.1 million as of March 31, 2006.

In June 2005, we entered into our Revolving Credit Facility, which in addition to $300 million of borrowing capacity, provides for us to access an additional $250 million of borrowing capacity during the life of the facility under the same terms. Borrowings under the Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio as defined by the credit agreement. The annual commitment fee in effect at March 31, 2006 on the unused portion of the secured revolving credit facility was 0.15%. As of March 31, 2006, there was no outstanding balance under the Revolving Credit Facility, but we had $26.1 million of letter of credit commitments outstanding under the Revolving Credit Facility.

Our outstanding debt at March 31, 2006 consists of our $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), 175 million EURO ($210.7 million based on March 31, 2006 exchange rates) of 10 3/8% senior subordinated notes due 2011 (Senior Subordinated Notes due 2011), $113.8 million of 10 1/2% senior subordinated notes due 2012 (Senior Subordinated Notes due 2012) , as well as outstanding amounts under foreign overdraft facilities and capital leases.

The Senior Notes due 2013 are unsecured senior obligations ranking prior to our Senior Subordinated Notes due 2011 and 2012. Our secured senior indebtedness, including indebtedness under our Revolving Credit Facility, ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries. Interest on the Senior Notes due 2013 is payable semiannually in May and November each year,  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008. In addition, we may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.

The Senior Subordinated Notes due 2011 are unsecured obligations ranking subordinate in right of payment to all of our senior debt, are equal in rank to our Senior Subordinated Notes due 2012, and are fully and unconditionally, jointly and severally guaranteed by substantially all of our domestic subsidiaries. Interest on the Senior Subordinated Notes due 2011 is payable semiannually in May and November each year. These notes can be redeemed by us in whole or in part for a premium after May 15, 2006. In April 2006, we announced our intention to redeem all of the Senior Subordinated Notes due 2011 immediately on May 15, 2006. We will utilize a combination of available cash on hand as well as availability under our Revolving Credit Facility to complete the redemption.

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

As of March 31, 2006, we also had outstanding $15.0 million of other indebtedness with a weighted-average interest rate of 6.2%. This debt includes outstanding bank overdrafts in Asia and Europe, and various capital leases.

As of March 31, 2006, we had five fixed-to-floating rate swap contracts which effectively converted $206.1 million of our fixed rate Senior Notes due 2013 and Senior Subordinated Notes due 2011 and 2012 to variable rate debt. These contracts are considered to be a hedge against changes in the fair value of the fixed rate debt obligation. Accordingly, the interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheet as a liability of $7.1 million and an asset of $1.8 million as of March 31, 2006. Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. Changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statement of Operations. The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the three months ended March 31, 2006. The fair value of these contracts, which represents the cost to settle these contracts, approximated a loss of $5.3 million at March 31, 2006.

Our Revolving Credit Facility, Senior Notes due 2013, and Senior Subordinated Notes due 2011 and 2012 contain customary affirmative and negative covenants. In general, the covenants contained in the Revolving Credit Facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2011 and 2012. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The Revolving Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the secured revolving credit facility. We were in compliance with all covenants as of March 31, 2006, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

Recent Accounting Changes and Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement was effective for us on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our Consolidated Financial Statements.

During December 2004, the FASB revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting period. SFAS No. 123-Revised is effective for all annual periods beginning after June 15, 2005. We have adopted SFAS No. 123-Revised on January 1, 2006. See Note 5, “Stock Based Compensation,” for further information regarding the adoption of SFAS No. 123-Revised.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This new accounting standard was effective January 1, 2006 and did not have an impact on our Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140.”  SFAS No 155 amends certain aspects of SFAS No 133, primarily related to hybrid financial instruments and beneficial interest in securitized financial assets, as well as amends SFAS No. 140, related to eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. SFAS No. 155 is effective for us on January 1, 2007. We are currently evaluating the impact of SFAS No. 155 on our Consolidated Financial Statements.

In March 2006, the FASB Issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.”  SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective for us on January 1, 2007. We are currently evaluating the impact of SFAS No. 156 on our Consolidated Financial Statements.

Critical Accounting Policies

Our critical accounting policies have not materially changed since the 2005 Form 10-K was filed.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the 2005 Form 10-K was filed. The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The company’s risk factors disclosures have not materially changed since the 2005 Form 10-K was filed. The company’s risk factors are incorporated by reference from Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

(a)   Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2006	The Manitowoc Company, Inc.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

/s/ Maurice D. Jones
Maurice D. Jones
Senior Vice President, General
Counsel and Secretary

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
March 31, 2006

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