Form 10-Q
period 2006-06-30
MANITOWOC CO INC
filed 2006-08-09
CIK 61986

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2006, the most recent practicable date, was 61,567,854.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$746.2	$589.6	$1,379.1	$1,099.9
Costs and expenses:
Cost of sales	574.2	475.3	1,072.0	888.7
Engineering, selling and administrative expenses	86.8	68.5	165.7	136.4
Amortization expense	0.8	0.8	1.5	1.6
Total costs and expenses	661.8	544.6	1,239.2	1,026.7

Earnings from operations	84.4	45.0	139.9	73.2

Other expenses:
Interest expense	(10.9)	(13.3)	(22.6)	(26.1)
Loss on debt extinguishment	(14.4)	(0.8)	(14.4)	(9.1)
Other income, net	1.2	0.2	0.3	1.5
Total other expense	(24.1)	(13.9)	(36.7)	(33.7)

Earnings from continuing operations before taxes on income	60.3	31.1	103.2	39.5
Provision for taxes on income	18.1	6.6	31.0	9.1
Earnings from continuing operations	42.2	24.5	72.2	30.4

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $(0.2), $(0.2), $0.1, respectively	—	(0.4)	(0.3)	0.1
Net earnings	$42.2	$24.1	$71.9	$30.5

Basic earnings per share:
Earnings from continuing operations	$0.69	$0.41	$1.18	$0.51
Earnings (loss) from discontinued operations, net of income taxes	—	(0.01)	(0.01)	0.00
Net earnings	$0.69	$0.40	$1.18	$0.51

Diluted earnings per share:
Earnings from continuing operations	$0.67	$0.40	$1.15	$0.50
Earnings (loss) from discontinued operations, net of income taxes	—	(0.01)	(0.01)	0.00
Net earnings	$0.67	$0.39	$1.15	$0.50

Dividends per share	0.035	0.035	0.07	0.07

Weighted average shares outstanding - basic	61,406,687	60,194,930	61,076,811	60,098,072
Weighted average shares outstanding - diluted	63,150,212	61,495,810	62,752,316	61,347,592

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
(Unaudited)
(In millions, except share data)

	June 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$87.4	$229.5
Marketable securities	2.4	2.3
Accounts receivable, less allowances of $25.1 and $23.8	346.2	243.2
Inventories — net	426.3	331.5
Deferred income taxes	84.3	74.4
Other current assets	79.4	72.5
Total current assets	1,026.0	953.4
Property, plant and equipment — net	370.4	353.9
Goodwill	470.9	429.6
Other intangible assets — net	143.7	139.9
Deferred income taxes	26.8	26.7
Other non-current assets	49.7	58.3
Total assets	$2,087.5	$1,961.8

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$721.7	$591.8
Short-term borrowings	15.0	19.4
Product warranties	52.6	47.3
Product liabilities	33.2	31.8
Total current liabilities	822.5	690.3
Non-Current Liabilities:
Long-term debt, less current portion	361.6	474.0
Pension obligations	68.0	71.6
Postretirement health and other benefit obligations	53.0	52.4
Long-term deferred revenue	75.3	81.7
Other non-current liabilities	68.8	48.5
Total non-current liabilities	626.7	728.2

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock (150,000,000 and 75,000,000 shares authorized, respectively, 79,587,964 and 39,793,982 shares issued, 61,567,854, and 30,362,501 shares outstanding, respectively)	0.7	0.4
Additional paid-in capital	203.9	197.3
Accumulated other comprehensive income	32.5	16.6
Unearned compensation	—	(1.4)
Retained earnings	497.4	429.8
Treasury stock, at cost (18,020,110 and 9,431,481 shares, respectively)	(96.2)	(99.4)
Total stockholders’ equity	638.3	543.3
Total liabilities and stockholders’ equity	$2,087.5	$1,961.8

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operations:
Net earnings	$71.9	$30.5
Adjustments to reconcile net earnings to cash provided by (used for) operating activities of continuing operations:
Discontinued operations, net of income taxes	0.3	(0.1)
Depreciation	35.5	28.7
Amortization of intangible assets	1.5	1.6
Amortization of deferred financing fees	0.8	1.2
Loss on debt extinguishment	3.1	2.6
Deferred income taxes	6.4	5.6
Gain on sale of property, plant and equipment	(2.1)	(2.6)
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(75.9)	(65.1)
Inventories	(92.9)	(91.6)
Other assets	2.2	(19.9)
Accounts payable and accrued expenses	68.2	57.8
Other liabilities	20.7	33.8
Net cash provided by (used for) operating activities of continuing operations	39.7	(17.5)
Net cash used for operating activities of discontinued operations	(0.3)	(10.9)
Net cash provided by (used for) operating activities	39.4	(28.4)

Cash Flows from Investing:
Business acquisition, net of cash acquired	(48.4)	—
Capital expenditures	(23.2)	(21.3)
Proceeds from sale of property, plant and equipment	4.0	5.3
Purchase of marketable securities	(0.1)	—
Net cash used for investing activities	(67.7)	(16.0)

Cash Flows from Financing:
Proceeds from revolving credit facility	94.1	10.9
Payments on long-term debt	(238.5)	(68.5)
Proceeds from long-term debt	17.4	—
Proceeds (payments) from notes financing	6.0	(1.8)
Dividends paid	(4.3)	(4.2)
Exercises of stock options	8.2	6.2
Debt issue costs	—	(1.7)
Net cash used for financing activities	(117.1)	(59.1)

Effect of exchange rate changes on cash	3.3	(3.3)

Net decrease in cash and cash equivalents	(142.1)	(106.8)
Balance at beginning of period	229.5	176.4
Balance at end of period	$87.4	$69.6

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings	$42.2	$24.1	$71.9	$30.5
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	0.6	(0.9)	0.8	(4.4)
Foreign currency translation adjustments	9.8	(14.7)	15.1	(32.8)

Total other comprehensive income (loss)	10.4	(15.6)	15.9	(37.2)

Comprehensive income (loss)	$52.6	$8.5	$87.8	$(6.7)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2006 and 2005

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 and the financial position at June 30, 2006 of the company and except as otherwise discussed such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2005. The consolidated balance sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 3, “Discontinued Operations,” and Note 6, “Stock Split,” for further details.

2. Acquisition

On May 26, 2006, the company acquired substantially all of the net assets and business operated by McCann’s Engineering & Mfg. Co. (McCann’s).  Headquartered in Los Angeles, California, McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores.  McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks.  McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components.  The aggregate consideration paid for the McCann’s acquisition was $37.1 million, including acquisition costs of $0.7 million.  The acquisition resulted in approximately $28.6 million of goodwill being recognized by the company’s Foodservice segment.  As of June 30, 2006, all excess purchase price over net assets acquired was assigned to goodwill.  The company is in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the third quarter of 2006.

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

The following selected financial data of Toledo Ship Repair for the six months ended June 30, 2006 and the three and six months ended June 30, 2005 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no operating results from Toledo Ship Repair for the three months ended June 30, 2006.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2006	2005
Net sales	$4.5	$—	$8.6

Pretax loss from discontinued operations	$(2.1)	$(0.5)	$(3.0)
Benefit for taxes on loss	0.6	0.2	0.9
Net loss from discontinued operations	$(1.5)	$(0.3)	$(2.1)

On December 30, 2005, the company completed the sale of Diversified Refrigeration, LLC, (f/k/a Diversified Refrigeration, Inc.) (DRI) to Monogram Refrigeration, LLC, a wholly-owned subsidiary of the General Electric Company.  DRI was the company’s private-label Foodservice contract manufacturing operation.  Net proceeds from the sale of DRI were approximately $28.4 million and resulted in a pre-tax gain of $17.6 million ($9.6 million after tax).  This gain was recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations in the fourth quarter of 2005.  The sale of DRI represents a discontinued operation under SFAS No. 144.  Results of DRI in prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

The following selected financial data of DRI for the three and six months ended 2005 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no operating results from DRI for the three and six months ended June 30, 2006. There was no general corporate expense or interest expense allocated to discontinued operations for this business during the period presented.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net sales	$22.8	$45.2

Pretax income from discontinued operations	$1.5	$3.2
Provision for taxes on income	(0.4)	(1.0)
Net income from discontinued operations	$1.1	$2.2

4. Inventories

The components of inventory at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
Inventories - gross:
Raw materials	$162.3	$131.6
Work-in-process	141.2	113.9
Finished goods	184.4	143.2
Total inventories - gross	487.9	388.7
Excess and obsolete inventory reserve	(39.6)	(36.3)
Net inventories at FIFO cost	448.3	352.4
Excess of FIFO costs over LIFO value	(22.0)	(20.9)
Inventories - net	$426.3	$331.5

Inventory is carried at lower of cost or market value using the first-in, first-out (FIFO) method for 85% of total inventory at both June 30, 2006 and December 31, 2005.  The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

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

The company maintains the following stock plans:

The Manitowoc Company, Inc. 1995 Stock Plan provides for the granting of stock options, restricted stock and limited stock appreciation rights as an incentive to certain employees.  Under this plan, stock options to acquire up to 5.0 million shares of common stock, in the aggregate, may be granted under the time-vesting formula at an exercise price equal to the market price of the common stock at the close of business or the business day immediately preceding the date of grant.  The options become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  The restrictions on any restricted shares granted under the plan lapse in one-third increments on each anniversary of the grant date.  Awards are no longer granted under this plan.  Awards surrendered under this plan become available for granting under the 2003 Incentive Stock and Awards Plan.

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

The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan (1995 Stock Plan) provides for the granting of stock options to non-employee members of the board of directors.  Under this plan, stock options to acquire up to 0.4 million shares of common stock, in the aggregate, may be granted under a time-vesting formula and at an exercise price equal to the market price of the common stock at the date of grant.  For the 1999 Stock Plan, the options become exercisable in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  During 2004, this plan was frozen and replaced with the 2004 Director Stock Plan.

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

As a result of the adoption of SFAS No. 123(R), the company recognized $2.1 million and $3.0 million of compensation expense associated with stock options for the three and six months ended June 30, 2006, respectively.  The following presents pro-forma net income and per share data as if a fair-value-based method had been used to account for stock option based compensation for the three and six months ended June 30, 2005 (in millions, except per share amounts):

	Three Months	Six Months
	ended	ended
	June 30,	June 30,
	2005	2005

Net earnings as reported	$24.1	$30.5

Stock option based employee compensation expense included in reported net earnings, net of related income tax effect	—	—

Stock option based employee compensation expense determined under fair-value-based method excluded in reported net earnings, net of related income tax effects	(1.2)	(2.0)

Pro-forma net income	$22.9	$28.5

Earnings per share:
Basic, as reported	$0.40	$0.51
Basic, pro-forma	$0.38	$0.48

Diluted, as reported	$0.39	$0.50
Diluted, pro-forma	$0.37	$0.47

A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding as of January 1, 2005	4.0	$12.76
Granted	0.7	20.41
Exercised	(0.9)	12.08
Cancelled	(0.3)	15.60
Options outstanding as of December 31, 2005	3.5	$14.48
Granted	0.6	44.79
Exercised	(0.7)	12.12
Cancelled	—	—
Options outstanding as of June 30, 2006	3.4	$20.46	$80.9

Options exerciseable as of:
January 1, 2005	1.6	$12.30
December 31, 2005	1.5	$12.64
June 30, 2006	1.1	$14.67	$32.1

The outstanding stock options at June 30, 2006 have a range of exercise prices of $8.47 to $52.2 per option.  The following table shows the options outstanding and exercisable by range of exercise prices at June 30, 2006 (in millions, except weighted average exercise price).

Range of Exercise Price	Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$8.47 - $11.00	0.3	5.7	$9.54	0.2	$9.56
$11.01 - $13.50	1.1	6.0	12.62	0.5	12.63
$13.51 - $16.00	0.4	6.8	14.97	0.1	14.87
$16.01 - $18.50	0.3	5.8	17.28	0.2	17.33
$18.51 - $21.00	0.7	8.7	20.28	—	—
$21.01 - $28.51	0.1	9.5	25.62	—	—
$36.00 - $38.11	0.2	9.7	37.42	—	—
$38.12 - $52.20	0.3	9.8	52.12	0.1	52.20
	3.4	7.0	$20.46	1.1	$14.67

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

As of June 30, 2006, the company has $9.3 million of unrecognized compensation expense which will be recognized over the next five years.

The weighted average fair value of options granted per share during the six months ended June 30, 2006 and 2005 was $19.17 and $15.03, respectively.  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2006	2005
Expected life (years)	7.0	7.3
Risk-free interest rate	4.8%	3.8%
Expected volatility	34.0%	32.0%
Expected dividend yield	0.6%	0.8%

For the six months ended June 30, 2006, the total intrinsic value of stock options exercised was $18.1 million.

During the three and six months ended June 30, 2006, the company recognized approximately $0.2 million and $0.5 million of compensation expense, respectively, related to restricted stock.  For both the three and six months ended June 30, 2005, the company recognized approximately $0.1 million of compensation expense related to restricted stock.

6. Stock Split

On February 24, 2006, the board of directors authorized a two-for-one stock split of the company’s common stock. Record holders of Manitowoc’s common stock at the close of business on March 31, 2006, received on April 10, 2006 one additional share of common stock for every share of Manitowoc common stock they owned.  Manitowoc shares outstanding at the close of business on March 31, 2006 totaled 30,605,986 (pre-split).  The company’s common stock began trading at its post-split price at the beginning of trading on April 11, 2006.  Per share and stock option amounts within this quarterly report on Form 10-Q for both periods presented have been adjusted to reflect the stock split.

7.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United

States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  Estimates indicate that the total costs to clean up this site are approximately $30 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost.  Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter.  Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheet at June 30, 2006 is $0.4 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of DRI certain contaminants in the soil and ground water associated with the facility were identified.  As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified.  Estimates indicate that the costs to remediate this site are approximately $2.0 million.  During December 2005, the company recorded a $2.0 million reserve for these estimated costs.  This charge was recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005.  The company’s remaining estimated liability for this matter, included in other accounts payable and accrued expenses in the Consolidated Balance Sheet at June 30, 2006 is $1.8 million.  Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of June 30, 2006, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove Investors, Inc. acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of June 30, 2006, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at June 30, 2006, were $33.2 million; $11.1 million reserved specifically for cases and $22.1 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At June 30, 2006 and December 31, 2005, the company had reserved $61.6 million and $55.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

At June 30, 2006, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $26.1 million.

8.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	61,406,687	60,194,930	61,076,811	60,098,072
Effect of dilutive securities - stock options and restricted stock	1,743,525	1,300,880	1,675,505	1,249,520
Diluted weighted average common shares outstanding	63,150,212	61,495,810	62,752,316	61,347,592

For the three and six months ended June 30, 2006, 0.3 million common shares issuable upon the exercise of stock options, and for the three and six months ended June 30, 2005, 0.8 million common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During the three and six months ended June 30, 2006 and 2005, the company paid a quarterly dividend of $0.035 per outstanding common share.

9. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in accounts payable and accrued epxneses and non-current liabilities at June 30, 2006 and December 31, 2005 was $124.9 million and $128.5 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at June 30, 2006 was $150.9 million.  This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2011.

During the six months ended June 30, 2006 and 2005, the company sold $9.8 million and $0.9 million, respectively, of its long term notes receivable to third party financing companies.  The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies. The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in accounts payable and accrued expenses  and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheet.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statement of Cash Flows.  During the six months ended June 30, 2006, the customers have paid $3.8 million of the notes to the third party financing companies.  As of June 30, 2006, the outstanding balance of the notes receivables guaranteed by the company was $43.6 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the six months ended June 30, 2006 and 2005.

	2006	2005
Balance at beginning of period	$55.4	$46.5
Accruals for warranties issued during the period	23.1	17.7
Settlements made (in cash or in kind) during the period	(18.7)	(17.9)
Acquisition	0.2	—
Currency translation	1.6	(2.5)
Balance at end of period	$61.6	$43.8

10. Accounts Receivable Securitization

The company has an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser).  The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests.  The company has retained collection and administrative responsibilities on the participation interests sold.  The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value.  Due to a short average collection cycle of less than 60 days for such accounts receivable and the company’s collection history, the fair value of the company’s retained interest approximates book value.  The retained interest recorded at June 30, 2006 is $64.8 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program’s capacity is $60 million, and includes trade account receivables from its domestic Crane segment businesses. Trade accounts receivable sold to the Purchaser and being serviced by the company totaled $26.5 million at June 30, 2006.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $156.3 million for the six months ended June 30, 2006.  Cash collections of trade accounts receivable balances in the total receivable pool totaled $291.1 million for the six months ended June 30, 2006.

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

	Balance outstanding June 30, 2006	Balance Outstanding 60 Days or More Past Due June 30, 2006	Net Credit Losses Three Months Ended June 30, 2006
Trade accounts receivable subject to securitization program	$91.3	$1.0	$—

Trade accounts receivable balance sold	26.5

Retained interest	$64.8

During the six months ended June 30, 2006, the company incurred approximately $0.4 million of costs related to establishing the securitization facility.

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

The components of periodic benefit costs for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.4	$0.2	$—	$0.8	$0.4
Interest cost of projected benefit obligations	1.6	1.0	0.8	3.2	2.0	1.6
Expected return on plan assets	(1.6)	(0.8)	—	(3.2)	(1.6)	—
Amortization of actuarial net (gain) loss	0.2	—	0.1	0.4	0.1	0.1
Net periodic benefit costs	$0.2	$0.6	$1.1	$0.4	$1.3	$2.1
Weighted average assumptions:
Discount rate	5.50%	4.53%	5.50%	5.50%	4.53%	5.50%
Expected return on plan assets	8.25%	5.74%	N/A	8.25%	5.74%	N/A
Rate of compensation increase	N/A	3.53%	N/A	N/A	3.53%	N/A

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.3	$0.2	$—	$0.6	$0.5
Interest cost of projected benefit obligations	1.6	1.0	0.8	3.2	2.1	1.6
Expected return on plan assets	(1.6)	(0.8)	—	(3.2)	(1.5)	—
Amortization of actuarial net (gain) loss	0.1	—	0.1	0.2	(0.1)	0.1
Net periodic benefit costs	$0.1	$0.5	$1.1	$0.2	$1.1	$2.2
Weighted average assumptions:
Discount rate	5.75%	4.75%	5.75%	5.75%	4.75%	5.75%
Expected return on plan assets	8.25%	5.25%	N/A	8.25%	5.25%	N/A
Rate of compensation increase	N/A	3.50%	N/A	N/A	3.50%	N/A

12. Debt and Loss on Debt Extinguishment

May 15, 2006, the company redeemed its 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, the company paid the note holders 105.188 percent of the principal amount plus accrued and unpaid interest up to the redemption date.  As a result of this redemption, the company incurred a charge of $14.4 million ($9.4 million net of income taxes) related to the call premium ($11.2 million), write-off of unamortized debt issuance costs ($3.1 million) and other expenses ($0.1 million).  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

In June 2005, the company entered into a five-year, $300 million, secured revolving credit facility, which replaced the company’s $125 million facility that was due to expire in May 2006.  Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio as defined by the credit agreement.  During June 2005, the company recorded a charge of $0.8 million ($0.6 million net of income taxes) for deferred financing costs related to the termination of the $125 million revolving credit facility.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

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

As of June 30, 2006, the company had four fixed-to-floating rate swap contracts which effectively converted $163.8 million of its fixed rate Senior Notes due 2013 and Senior Subordinated Notes due 2012 to variable rate debt. These contracts are considered to be hedges against changes in the fair value of the fixed rate debt obligation. Accordingly, the interest rate swap contracts are reflected at fair value in its Consolidated Balance Sheet as a liability of $9.5 million as of June 30, 2006. Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. Changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statement of Operations. The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the three and six months ended June 30, 2006. The fair value of these contracts, which represents the cost to settle these contracts, approximated a loss of $9.5 million at June 30, 2006.

13. Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2005 and six months ended June 30, 2006 are as follows:

	Crane	Foodservice	Marine	Total
Balance as of January 1, 2005	$218.3	$186.1	$47.4	$451.8
Write-off of discontinued operations goodwill	—	(0.4)	(0.2)	(0.6)
Tax adjustment related to purchase accounting	(2.4)	—	—	(2.4)
Foreign currency impact	(19.2)	—	—	(19.2)
Balance as of December 31, 2005	196.7	185.7	47.2	429.6
Exactech, Inc. acquisition	6.5	—	—	6.5
McCann’s acquisition	—	28.6	—	28.6
Foreign currency impact	6.2	—	—	6.2
Balance as of June 30, 2006	$209.4	$214.3	$47.2	$470.9

As discussed in Note 2, “Acquisition,” during the first six months of 2006, the company completed the acquisitions of McCann’s and ExacTech, Inc.   As of June 30, 2006 all excess purchase price over net assets acquired in the McCann’s acquisition was assigned to goodwill.  The company is in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the third quarter of 2006.

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of June 30, 2006 and December 31, 2005.

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$95.5	$—	$95.5	$92.0	$—	$92.0
Patents	29.2	(8.7)	20.5	28.5	(7.6)	20.9
Engineering drawings	11.6	(3.9)	7.7	11.2	(3.5)	7.7
Distribution network	20.0	—	20.0	19.3	—	19.3
	$156.3	$(12.6)	$143.7	$151.0	$(11.1)	$139.9

14. Recent Accounting Changes and Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140.”  SFAS No 155 amends certain aspects of SFAS No 133, primarily related to hybrid financial instruments and beneficial interests in securitized financial assets, as well as amends SFAS No. 140, related to eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. SFAS No. 155 is effective for the company on January 1, 2007. The company does not believe the adoption of SFAS No. 155 will have an impact on its Consolidated Financial Statements.

In March 2006, the FASB Issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.”  SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective for the company on January 1, 2007.   The company does not believe the adoption of SFAS No. 156 will have an impact on its Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”   This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN No. 48 is effective for the company on January 1, 2007.  The company is currently evaluating the impact of adoption of FIN No. 48 on its Consolidated Financial Statements.

15. Subsidiary Guarantors of Senior Subordinated Notes 2012 and Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2012 and Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company, which do not guarantee the Senior Subordinated Notes 2012 and Senior Notes due 2013 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the company.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2006
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$473.5	$358.7	$(86.0)	$746.2
Costs and expenses:
Cost of sales	—	379.1	281.1	(86.0)	574.2
Engineering, selling and administrative expenses	10.0	43.0	33.8	—	86.8
Amortization expense	—	0.3	0.5	—	0.8
Total costs and expenses	10.0	422.4	315.4	(86.0)	661.8

Earnings (loss) from operations	(10.0)	51.1	43.3	—	84.4

Other income (expense):
Interest expense	(8.8)	0.4	(2.5)	—	(10.9)
Management fee income (expense)	6.2	(6.5)	0.3	—	—
Loss on debt extinguishment	(14.4)	—	—	—	(14.4)
Other income (expense), net	8.3	(5.0)	(2.1)	—	1.2
Total other income (expense)	(8.7)	(11.1)	(4.3)	—	(24.1)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(18.7)	40.0	39.0	—	60.3
Provision (benefit) for taxes on income	(4.9)	10.5	12.5	—	18.1
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(13.8)	29.5	26.5	—	42.2
Equity in earnings of subsidiaries	56.0	—	—	(56.0)	—
Net earnings (loss)	$42.2	$29.5	$26.5	$(56.0)	$42.2

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2005
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$361.6	$303.6	$(75.6)	$589.6
Costs and expenses:
Cost of sales	—	304.1	246.8	(75.6)	475.3
Engineering, selling and administrative expenses	5.5	34.8	28.2	—	68.5
Amortization expense	—	0.2	0.6	—	0.8
Total costs and expenses	5.5	339.1	275.6	(75.6)	544.6

Earnings (loss) from operations	(5.5)	22.5	28.0	—	45.0

Other income (expense):
Interest expense	(12.0)	(0.3)	(1.0)	—	(13.3)
Management fee income (expense)	6.0	(6.0)	—	—	—
Loss on debt extinguishment	(0.8)	—	—	—	(0.8)
Other income (expense), net	10.2	(4.7)	(5.3)	—	0.2
Total other income (expense)	3.4	(11.0)	(6.3)	—	(13.9)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(2.1)	11.5	21.7	—	31.1
Provision (benefit) for taxes on income	0.7	(3.6)	9.5	—	6.6
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(2.8)	15.1	12.2	—	24.5
Equity in earnings of subsidiaries	26.9	—	—	(26.9)	—
Earnings (loss) from discontinued operations, net of income taxes	—	(0.4)	—	—	(0.4)
Net earnings (loss)	$24.1	$14.7	$12.2	$(26.9)	$24.1

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$884.1	$653.4	$(158.4)	$1,379.1
Costs and expenses:
Cost of sales	—	711.4	519.0	(158.4)	1,072.0
Engineering, selling and administrative expenses	18.9	81.6	65.2	—	165.7
Amortization expense	—	0.6	0.9	—	1.5
Total costs and expenses	18.9	793.6	585.1	(158.4)	1,239.2

Earnings (loss) from operations	(18.9)	90.5	68.3	—	139.9

Other income (expense):
Interest expense	(19.7)	0.8	(3.7)	—	(22.6)
Management fee income (expense)	13.4	(13.1)	(0.3)	—	—
Loss on debt extinguishment	(14.4)	—	—	—	(14.4)
Other income (expense), net	17.7	(10.5)	(6.9)	—	0.3
Total other income (expense)	(3.0)	(22.8)	(10.9)	—	(36.7)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(21.9)	67.7	57.4	—	103.2
Provision (benefit) for taxes on income	(5.6)	17.0	19.6	—	31.0
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(16.3)	50.7	37.8	—	72.2
Equity in earnings of subsidiaries	88.2	—	—	(88.2)	—
Earnings (loss) from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Net earnings (loss)	$71.9	$50.4	$37.8	$(88.2)	$71.9

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2005
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$672.4	$558.4	$(130.9)	$1,099.9
Costs and expenses:
Cost of sales	—	561.5	458.1	(130.9)	888.7
Engineering, selling and administrative expenses	10.8	69.0	56.6	—	136.4
Amortization expense	—	0.4	1.2	—	1.6
Total costs and expenses	10.8	630.9	515.9	(130.9)	1,026.7

Earnings (loss) from operations	(10.8)	41.5	42.5	—	73.2

Other income (expense):
Interest expense	(23.7)	(0.7)	(1.7)	—	(26.1)
Management fee income (expense)	12.1	(12.1)	—	—	—
Loss on debt extinguishment	(9.1)	—	—	—	(9.1)
Other income (expense), net	19.7	(10.6)	(7.6)	—	1.5
Total other income (expense)	(1.0)	(23.4)	(9.3)	—	(33.7)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(11.8)	18.1	33.2	—	39.5
Provision (benefit) for taxes on income	(2.6)	(1.4)	13.1	—	9.1
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(9.2)	19.5	20.1	—	30.4
Equity in earnings of subsidiaries	39.7	—	—	(39.7)	—
Earnings (loss) from discontinued operations, net of income taxes	—	0.1	—	—	0.1
Net earnings (loss)	$30.5	$19.6	$20.1	$(39.7)	$30.5

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of June 30, 2006
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$17.8	$16.3	$53.3	$—	$87.4
Marketable securities	2.4	—	—	—	2.4
Accounts receivable — net	0.1	141.4	204.7	—	346.2
Inventories — net	—	179.3	247.0	—	426.3
Deferred income taxes	44.8	—	39.5	—	84.3
Other current assets	0.7	57.3	21.4	—	79.4
Total current assets	65.8	394.3	565.9	—	1,026.0

Property, plant and equipment — net	11.0	153.6	205.8	—	370.4
Goodwill	—	326.1	144.8	—	470.9
Other intangible assets — net	—	53.6	90.1	—	143.7
Deferred income taxes	27.7	—	(0.9)	—	26.8
Other non-current assets	23.7	14.4	11.6	—	49.7
Investment in affiliates	496.0	(116.2)	338.3	(718.1)	—
Total assets	$624.2	$825.8	$1,355.6	$(718.1)	$2,087.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$38.4	$315.5	$367.8	$—	$721.7
Short-term borrowings	—	—	15.0	—	15.0
Product warranties	—	27.2	25.4	—	52.6
Product liabilities	—	30.3	2.9	—	33.2
Total current liabilities	38.4	373.0	411.1	—	822.5

Non-Current Liabilities:
Long-term debt, less current portion	254.3	—	107.3	—	361.6
Pension obligations	29.6	14.4	24.0	—	68.0
Postretirement health and other benefit obligations	53.0	—	—	—	53.0
Intercompany	(416.8)	(242.8)	146.1	513.5	—
Long-term deferred income	—	12.8	62.5	—	75.3
Other non-current liabilities	27.4	17.1	24.3	—	68.8
Total non-current liabilities	(52.5)	(198.5)	364.2	513.5	626.7

Stockholders’ equity	638.3	651.3	580.3	(1,231.6)	638.3

Total liabilities and stockholders’ equity	$624.2	$825.8	$1,355.6	$(718.1)	$2,087.5

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2005
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$146.4	$9.7	$73.4	$—	$229.5
Marketable securities	2.3	—	—	—	2.3
Accounts receivable - net	0.2	85.0	158.0	—	243.2
Inventories - net	—	141.8	189.7	—	331.5
Deferred income taxes	36.8	—	37.6	—	74.4
Other current assets	0.5	52.2	19.8	—	72.5
Total current assets	186.2	288.7	478.5	—	953.4

Property, plant and equipment - net	11.1	146.4	196.4	—	353.9
Goodwill	1.0	291.0	137.6	—	429.6
Other intangible assets - net	—	54.1	85.8	—	139.9
Deferred income taxes	26.7	—	—	—	26.7
Other non-current assets	27.6	17.4	13.3	—	58.3
Investment in affiliates	459.6	18.8	203.1	(681.5)	—
Total assets	$712.2	$816.4	$1,114.7	$(681.5)	$1,961.8

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$47.5	$257.8	$286.5	$—	$591.8
Short-term borrowings	4.3	—	15.1	—	19.4
Product warranties	—	24.0	23.3	—	47.3
Product liabilities	—	28.8	3.0	—	31.8
Total current liabilities	51.8	310.6	327.9	—	690.3

Non-Current Liabilities:
Long-term debt, less current portion	468.6	—	5.4	—	474.0
Pension obligations	29.7	14.3	27.6	—	71.6
Postretirement health and other benefit obligations	52.4	—	—	—	52.4
Long-term deferred revenue	—	23.6	58.1	—	81.7
Intercompany	(443.6)	(108.0)	167.2	384.4	—
Other non-current liabilities	10.1	16.8	21.6	—	48.5
Total non-current liabilities	117.2	(53.3)	279.9	384.4	728.2

Stockholders’ equity	543.2	559.1	506.9	(1,065.9)	543.3

Total liabilities and stockholders’ equity	$712.2	$816.4	$1,114.7	$(681.5)	$1,961.8

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006
(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operations	$83.3	$19.2	$25.1	$(88.2)	$39.4

Cash Flows from Investing:
Business acquisition, net of cash acquired	—	(48.4)	—	—	(48.4)
Capital expenditures	(0.8)	(10.6)	(11.8)	—	(23.2)
Proceeds from sale of property, plant and equipment	—	0.1	3.9	—	4.0
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	12.9	40.1	(141.2)	88.2	—
Net cash provided by (used for) investing activities of continuing operations	12.0	(18.8)	(149.1)	88.2	(67.7)

Cash Flows from Financing:
Proceeds from revolving credit facility	(4.3)	—	98.4	—	94.1
Payments on long-term debt	(223.5)	—	(15.0)	—	(238.5)
Proceeds from long-term debt		—	17.4	—	17.4

Proceeds (payments) from notes financing	—	6.2	(0.2)	—	6.0
Dividends paid	(4.3)	—	—	—	(4.3)
Exercises of stock options	8.2	—	—	—	8.2
Debt issue costs		—	—	—	—
Net cash provided by (used for) financing activities	(223.9)	6.2	100.6	—	(117.1)

Effect of exchange rate changes on cash	—	—	3.3	—	3.3

Net increase (decrease) in cash and cash equivalents	(128.6)	6.6	(20.1)	—	(142.1)

Balance at beginning of period	146.4	9.7	73.4	—	229.5
Balance at end of period	$17.8	$16.3	$53.3	$—	$87.4

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005
(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operations	$27.2	$(37.5)	$21.6	$(39.7)	$(28.4)

Cash Flows from Investing:
Capital expenditures	(0.5)	(8.9)	(11.9)	—	(21.3)
Proceeds from sale of property, plant and equipment	—	—	5.3	—	5.3
Purchase of marketable securities		—	—	—
Intercompany investments	(72.3)	56.5	(23.9)	39.7	—
Net cash provided by (used for) investing activities of continuing operations	(72.8)	47.6	(30.5)	39.7	(16.0)

Cash Flows from Financing:
Proceeds from revolving credit facility	—	—	10.9	—	10.9
Payments on long-term debt	(61.3)	—	(7.2)	—	(68.5)

Proceeds (payments) from notes financing	—	(0.6)	(1.2)	—	(1.8)
Dividends paid	(4.2)	—	—	—	(4.2)
Exercises of stock options	6.2	—	—	—	6.2
Debt issue costs	(1.7)	—	—	—	(1.7)
Net cash provided by (used for) financing activities	(61.0)	(0.6)	2.5	—	(59.1)

Effect of exchange rate changes on cash	—	—	(3.3)	—	(3.3)

Net increase (decrease) in cash and cash equivalents	(106.6)	9.5	(9.7)	—	(106.8)

Balance at beginning of period	135.8	(4.5)	45.1	—	176.4
Balance at end of period	$29.2	$5.0	$35.4	$—	$69.6

16.  Business Segments

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales:
Crane	$570.0	$427.0	$1,047.4	$785.0
Foodservice	113.3	103.7	206.9	199.9
Marine	62.9	58.9	124.8	115.0
Total net sales	$746.2	$589.6	$1,379.1	$1,099.9
Earnings (loss) from operations:
Crane	$74.8	$34.7	$125.4	$54.3
Foodservice	17.8	16.4	28.4	28.7
Marine	1.9	(0.6)	5.5	1.0
Corporate expense	(10.1)	(5.5)	(19.4)	(10.8)
Total	84.4	45.0	139.9	73.2
Interest expense	(10.9)	(13.3)	(22.6)	(26.1)
Loss on debt extinguishment	(14.4)	(0.8)	(14.4)	(9.1)
Other income, net	1.2	0.2	0.3	1.5
Earnings from continuing operations before taxes on income	$60.3	$31.1	$103.2	$39.5

Crane segment operating earnings for the three and six months ended June 30, 2006 includes amortization expense of $0.8 million and $1.5 million, respectively.  Crane segment operating earnings for the three and six months ended June 30, 2005 includes amortization expense of $0.8 million and $1.6 million, respectively.

As of June 30, 2006 and December 31, 2005, the total assets by segment were as follows:

	June 30, 2006	December 31, 2005
Crane	$1,381.9	$1,224.7
Foodservice	391.7	313.2
Marine	117.3	123.3
Corporate	196.6	300.6
Total	$2,087.5	$1,961.8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales:
Cranes and Related Products	$570.0	$427.0	$1,047.4	$785.0
Foodservice Equipment	113.3	103.7	206.9	199.9
Marine	62.9	58.9	124.8	115.0
Total net sales	$746.2	$589.6	$1,379.1	$1,099.9

Consolidated net sales for the three months ended June 30, 2006 increased 26.6% to $746.2 million, from $589.6 million for the same period in 2005. For the six months ended June 30, 2006 sales increased 25.4% to $1.4 billion versus sales of $1.1 billion for the six months ended June 30, 2005.  All three of our segments contributed to the increase in sales, led by increases in the Crane segment.

Net sales from the Crane segment for the three months ended June 30, 2006 increased 33.5% to $570.0 million versus $427.0 million for the three months ended June 30, 2005.  For the six months ended June 30, 2006 sales increased 33.4% to $1.0 billion versus $785.0 million for the six months ended June 30, 2005.  Net sales for both the three and six months ended June 30, 2006 increased over the prior year in all major geographic regions.  The Crane segment continues to benefit from strong crane end-market demand.  From a product line standpoint, the sales increase was driven by increased volume of crawler, tower and mobile hydraulic cranes worldwide, increases in our aftermarket sales and service business, and increases in boom truck sales in North America. As of June 30, 2006, total Crane segment backlog was $1.1 billion, a 28.3% increase over the December 31, 2005 backlog of$866.1 million and a 109.7% increase over the June 30, 2005 backlog of $530.0 million.

Net sales from the Foodservice segment increased 9.3% to $113.3 million for the three months ended June 30, 2006 versus $103.7 million for the three months ended June 30, 2005.  For the six months ended June 30, 2006, Foodservice sales of $206.9 million increased 3.5% over the same period in 2005.  The sales increase during the quarter and the six months were driven by our ice division and the acquisition of McCann’s.  Our refrigeration division’s sales for the first six months of 2006 were flat compared to the same period in 2005.  Our beverage division benefited from the acquisition of McCann’s, which was completed on May 26, 2006, and increased sales by approximately $2.5 million for the three months ended June 30, 2006 versus the same period in 2005.  The benefit of the McCann’s acquisition was offset by reduced sales in our historical beverage businesses as the prior year benefited from two major customer rollouts that did not recur during 2006.

Net sales from our Marine segment increased 6.8% to $62.9 million in the second quarter of 2006 versus the second quarter of 2005.  For the six months ended June 30, 2006, sales increased 8.5% to $124.8 million compared to $115.0 million during the six months ended June 30, 2005.  The increase in sales for both the three and six months ended June 30, 2006 was primarily the result of revenue generated from the Littoral Combat Ship for the U.S. Navy as well as commercial barge projects.  Year-to-date sales also benefited from a very strong winter repair season.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Earnings from operations:
Cranes and Related Products	$74.8	$34.7	$125.4	$54.3
Foodservice Equipment	17.8	16.4	28.4	28.7
Marine	1.9	(0.6)	5.5	1.0
General corporate expense	(10.1)	(5.5)	(19.4)	(10.8)
Total	$84.4	$45.0	$139.9	$73.2

Consolidated gross profit for the three months ended June 30, 2006 was $172.0 million, an increase of $57.7 million over the $114.3 million of consolidated gross profit for the same period in 2005.  Consolidated gross profit for the six months ended June 30, 2006 was $307.1 million, an increase of $85.9 million over the  $221.2 million of consolidated gross profit for the same period in 2005.  These increases in consolidated gross profit for both periods were driven by significantly higher gross profit in the Crane segment on increased volume and productivity gains.  Second quarter 2006 gross profit of the Foodservice segment was up approximately $2.3 million versus 2005, and for the first six months of 2006 the gross profit was up approximately $0.9 million versus the first six months of 2005.   For the three and six months ended June 30, 2006, the Marine segment gross profit increased 113.6% and 80.9%, respectively.

Engineering, selling and administrative (ES&A) expenses for the second quarter of 2006 increased approximately $18.3 million to $86.8 million versus $68.5 million for the second quarter of 2005.  For the six months ended June 30, 2006, ES&A was $165.7 million which was a $29.3 million increase over the six months ended June 30, 2005 levels.  This increase was primarily driven by the Crane segment and corporate expenses. Crane segment increases were due to higher selling expense, increased employee related costs, and increased research and development expenses. Corporate expenses increased primarily due to expensing of stock options and employee related costs.

For the three months ended June 30, 2006, the Crane segment reported operating earnings of $74.8 million compared to $34.7 million for the three months ended June 30, 2005.   For the six months ended June 30, 2006, the Crane segment reported operating earnings of $125.4 million compared to $54.3 million for the six months ended June 30, 2005.  Operating earnings of the Crane segment were favorably affected by increased volume across all regions and products, productivity gains as a result of consolidation efforts over the past several years, and effective leveraging of engineering, selling and administrative expenses on higher sales volume. Operating margin for the three months ended June 30, 2006 was 13.3% versus 8.3% for the three months ended June 30, 2005.  Strong factory performance, leveraging of fixed costs, and favorable pricing levels in all our regions contributed to the gains in margin.

For the three months ended June 30, 2006, the Foodservice segment reported operating earnings of $17.8 million compared to $16.4 million for the three months ended June 30, 2005.   For the six months ended June 30, 2006, the Foodservice segment reported operating earnings of $28.4 million compared to $28.7 million for the six months ended June 30, 2005.  The increase in operating earnings for the quarter was a result of increased sales in the ice division, operating efficiencies from an earlier plant consolidation in the refrigeration division, and the McCann’s acquisition which was completed during the second quarter of 2006.  These results were tempered by lower sales in our beverage business and the continued rise of certain commodity costs such as copper.

For the three months ended June 30, 2006, the Marine segment reported operating earnings of $1.9 million compared to a loss of $(0.6) million for the three months ended June 30, 2005.   For the six months ended June 30, 2006, the Marine segment reported net operating earnings of $5.5 million compared to $1.0 million for the six months ended June 30, 2005.  On a comparative basis 2006 continues to benefit from the prior year completion of certain fixed price contracts which were bid and awarded prior to the unprecedented rise in steel and other commodities during 2004. Labor inefficiencies also impacted these projects in prior years.   The Marine segment’s contracts generally are now better protected against commodity cost increases.  Increase demand for certain commercial vessels has allowed for us to bid on projects with higher margins.  For 2006, a significant percentage of the Marine segment results are from a relatively low margin LCS contract which is a first-run military prototype vessel that is structured as a cost plus contract.

For the three months ended June 30, 2006, corporate expenses were $10.1 million compared to $5.5 million for the three months ended June 30, 2005.   For the six months ended June 30, 2006, corporate expense were $19.4 million compared to $10.8 million for the six months ended June 30, 2005.  These increases are the result of expensing of stock options which began during 2006. Also contributing to the increase are higher employee related costs, securitization fees and expenses, and other professional related expenses.

Analysis of Non-Operating Income Statement Items

Interest expense for the second quarter of 2006 was $10.9 million versus $13.3 million for the quarter ended June 30, 2005. The decrease resulted from redemption of the 10 3/8% senior subordinated notes due 2011 and interest income earned on invested money. These items were partially offset by an increase in the variable interest rate portion of outstanding debt balances.

During May 2006, we redeemed our 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, we paid the note holders 105.188 percent of the principal amount plus accrued and unpaid interest up to the redemption date.  As a result of this redemption, we incurred a charge of $14.4 million ($9.4 million net of income taxes) related to the call premium ($11.2 million), write-off of unamortized debt issuance costs ($3.1 million) and other expenses ($0.1 million).  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

In June 2005, we entered into a five-year, $300 million, secured revolving credit facility, which replaced our $125 million facility that was due to expire in May 2006.  During June 2005, we recorded a charge of $0.8 million ($0.6 million net of income taxes) for deferred financing costs related to the termination of the $125 million revolving credit facility.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

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

The effective tax rate for both the three and six months ended June 30, 2006 was 30.0%.  Both periods were favorably affected, as compared to the statutory rate, by certain global tax planning initiatives. The effective tax rate for the three and six months ended June 30, 2005 was 21.2% and 23.2%, respectively.  The lower effective tax rate in 2005 was the result of lower earnings and the realization of certain tax benefits that were previously reserved against due to their uncertainty.

The loss from discontinued operations, net of income taxes, for the six months ended June 30, 2006 reflects the operating results of our discontinued Toledo Ship Repair operation. The closure of Toledo was completed during the first quarter of 2006 and no further results were realized from this operation. The results from discontinued operations, net of income taxes, for the three and six months ended June 30, 2005 reflect the operating results of our discontinued Toledo Ship Repair and DRI operations. The DRI operation was sold during the fourth quarter of 2005.

Acquisitions

On May 26, 2006, we acquired substantially all of the net assets and business operated by McCann’s Engineering & Mfg. Co. (McCann’s).  Headquartered in Los Angeles, California, McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores.  McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks.  McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components.  The aggregate consideration paid for the McCann’s acquisition was $37.1 million, including acquisition costs of $0.7 million.  The acquisition resulted in approximately $28.6 million of goodwill being recognized by our Foodservice segment.  As of June 30, 2006, all excess purchase price over net assets acquired was assigned to goodwill.  We are in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the third quarter of 2006.

On January 3, 2006, we acquired certain assets, rights and properties of ExacTech, Inc., a supplier of fabrication, machining, welding, and other services to various parties. Located in Port Washington, Wisconsin, ExacTech, Inc. will provide these services to our U.S. based crane manufacturing facilities. The aggregate consideration paid for the acquisition resulted in approximately $6.5 million of goodwill being recognized by our Crane segment.

On July 14, 2006, the company noted an announcement by Enodis plc (Enodis) regarding a possible offer for Enodis by the company.  Following discussions and the exchange of certain preliminary information, the company submitted to the Board of Enodis an indicative, non-binding proposal.  This proposal was subject to certain conditions which included due diligence, a recommendation by the Board of Enodis, and final financing arrangements.  The announcement did not amount to a firm intention to make an offer or pre-conditional offer.

On July 25, 2006, Enodis announced that it had agreed to grant due diligence access to the company.  As part of that process, Enodis and the company exchanged confidential information.  On August 8, 2006, Enodis and the company announced that having analyzed that information, Enodis and the company concluded that the parties were unable to reach a mutually acceptable solution that, in the interest of their respective shareholders, satisfactorily addressed certain regulatory risks.  Accordingly, Enodis and the company confirmed that discussions ceased and that the company will not proceed with an offer for Enodis.

Financial Condition

First Six Months of 2006

Cash and cash equivalents as of June 30, 2006 was $87.4 million, which represented a $142.1 million reduction of cash during the first half of 2006.  Cash flow provided by operating activities totaled $39.4 million compared to a use of $28.4 million during the first half of 2005.  Cash flow during the first half of 2006 was driven by $71.9 million of net earnings, an increase of $41.4 million over net earnings for the first half of 2005.  Accounts payable and accrued expenses positively impacted cash flow from operations with a $68.2 million increase.  This was driven primarily by the increase in inventory in the Crane segment required to support the increase in production, as well as the increase in the Foodservice segment, which traditionally increases inventory during the first half of the year to support peek demand season which occurs in the second and third quarters.   A $92.9 million increase in inventory negatively impacted cash flow from operations.  Accounts receivable also negatively impacted cash flow with an increase of $75.9 million during the first half of 2006.  This increase was driven by higher sales in the Crane segment.  During the first quarter, the company terminated its accounts receivable factoring arrangement with a bank. Factored receivables totaled $23.6 million at December 31, 2005 and $0 at June 30, 2006.

On May 26, 2006, the company acquired substantially all of the net assets and business operated by McCann’s Engineering & Mfg. Co. (McCann’s).  Headquartered in Los Angeles, California, McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores.  McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks.  McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components.  The cash flow impact of this acquisition is included in business acquisition, net of cash acquired within the cash flow from investing section of the Consolidated Statement of Cash Flows.

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

Capital expenditures for the first half of the year were $23.2 million. The company continues to invest capital in the Foodservice ERP system, the new China manufacturing facilities in the Crane and Foodservice segment, new manufacturing equipment, and new product tooling.

During May 2006, we redeemed our 175 million Euro ($216.9 million based on May 15, 2006 exchange rates) of 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, we paid the note holders 105.188 percent of the principal amount ($11.2 million) as a call premium plus accrued and unpaid interest up to the redemption date.   We utilized cash on hand and availability under our Revolving Credit Facility to fund this redemption.

First Six Months of 2005

During the first six months of 2005, cash and cash equivalents decreased by $106.8 million.  On January 10, 2005 we completed the redemption of $61.3 million of our 10 ½% senior subordinated notes due 2012, which required us to pay a premium to the note holders of $6.4 million.  During the first half of 2005, accounts receivable and inventory increased $65.1 million and $91.6 million, respectively.  These increases are primarily the result of higher sales in the Crane segment, increased backlog in the Crane segment and traditional seasonal inventory build-up in the Foodservice segment.  Offsetting these increases in operating assets was a $57.8 million increase in accounts payable and accrued expenses, primarily associated with the increased inventory.

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

Liquidity and Capital Resources

Our primary cash requirements include working capital, indebtedness payments, interest on indebtedness, capital expenditures, and dividends. The primary sources of cash for each of these are cash flows from continuing operations and borrowings under our five-year, $300 million secured revolving credit facility (Revolving Credit Facility). At June 30, 2006, we had $89.8 million in cash and short term investments along with $175.5 million of unused availability under the terms of the Revolving Credit Facility.  Availability under the $300 million Revolving Credit Facility is reduced for borrowings of $98.4 million and letters of credit of $26.1 million as of June 30, 2006.

Our outstanding debt at June 30, 2006 consists of $98.4 million of borrowings under our Revolving Credit Facility,  $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), $113.8 million of 10 1/2% senior subordinated notes due 2012 (Senior Subordinated Notes due 2012) , as well as outstanding amounts under foreign overdraft facilities and capital leases.

During May 2006, we redeemed our 175 million Euro ($216.9 million based on May 15, 2006 exchange rates) of 10 3/8% senior subordinated notes due 2011. As set forth in the notes’ articles of indenture, we paid the note holders 105.188 percent of the principal amount ($11.2 million) as a call premium plus accrued and unpaid interest up to the redemption date.   We utilized cash on hand and availability under our Revolving Credit Facility to fund this redemption.

Our Revolving Credit Facility, in addition to $300 million of initial borrowing capacity, provides us the ability to access to an additional $250 million of borrowing capacity during the life of the facility under the same terms. Borrowings under the Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio as defined by the credit agreement. The annual commitment fee in effect at June 30, 2006 on the unused portion of the secured revolving credit facility was 0.15%.  As of June 30, 2006, we had $98.4 million outstanding under the Revolving Credit Facility at an effective interest rate of 3.6%.

The Senior Notes due 2013 are unsecured senior obligations ranking prior to our Senior Subordinated Notes due 2012. Our secured senior indebtedness, including indebtedness under our Revolving Credit Facility, ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries. Interest on the Senior Notes due 2013 is payable semiannually in May and November each year,  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008. In addition, we may redeem for a premium at any time prior to November 1, 2006, up to 35% of the face amount of the Senior Notes due 2013 with the proceeds of one or more equity offerings.

The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all of our senior debt and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries. Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year. These notes can be redeemed by us in whole or in part for a premium on or after August 1, 2007.

As of June 30, 2006, we also had outstanding $23.9 million of other indebtedness with a weighted-average interest rate of 5.7%. This debt includes outstanding bank overdrafts in Asia and Europe, and various capital leases.

As of June 30, 2006, we had four fixed-to-floating rate swap contracts which effectively converted $163.8 million of our fixed rate Senior Notes due 2013 and Senior Subordinated Notes due 2012 to variable rate debt. These contracts are considered to be hedges against changes in the fair value of the fixed rate debt obligation. Accordingly, the interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheet as a liability of $9.5 million as of June 30, 2006. Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. Changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statement of Operations. The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the three and six months ended June 30, 2006. The fair value of these contracts, which represents the cost to settle these contracts, approximated a loss of $9.5 million at June 30, 2006.

Our Revolving Credit Facility, Senior Notes due 2013, and Senior Subordinated Notes due 2012 contain customary affirmative and negative covenants. In general, the covenants contained in the Revolving Credit Facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2012. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The Revolving Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the secured revolving credit facility. We were in compliance with all covenants as of June 30, 2006, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

Recent Accounting Changes and Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140.”  SFAS No. 155 amends certain aspects of SFAS No. 133, primarily related to hybrid financial instruments and beneficial interests in securitized financial assets, as well as amends SFAS No. 140, related to eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. SFAS No. 155 is effective for us on January 1, 2007.  We do not believe the adoption of SFAS No. 155 will have an impact on our Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.”  SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective for us on January 1, 2007.   We do not believe the adoption of SFAS No. 156 will have an impact on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”   This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN No. 48 is effective for us on January 1, 2007.  We are currently evaluating the impact of adoption of FIN No. 48 on our Consolidated Financial Statements.

Critical Accounting Policies

Our critical accounting policies have not significantly changed since our annual report on 2005 Form 10-K for fiscal 2005 was filed.

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

In addition to the assumptions, uncertainties, and other information referred to specifically in the forward-looking statements, a number of factors relating to each business segment could cause actual results to be significantly different from what is presented in this quarterly report. Those factors include, without limitation, the following:

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

Corporate (including factors that may affect all three segments)—changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; successful and timely completion of new facilities and facility expansions; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations; world-wide political risk; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies; changes in revenue, margins and costs; work stoppages and labor negotiations; actions of company competitors and the ability of our customers to obtain financing.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the company’s annual report on Form 10-K for fiscal 2005 was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of the company’s shareholders on May 2, 2006, management’s nominees named below were elected as directors by the indicated votes cast for each nominee:

Name of Nominee	For	Withheld
Daniel W. Duval	27,117,859	154,567
Terry D. Growcock	26,596,223	676,203
James L. Packard	27,118,215	154,210

The directors elected above will serve until the Annual Meeting of Shareholders to be held in the year 2009.  The following other directors continue in office:

Dean H. Anderson
Virgis W. Colbert
Kenneth W. Krueger
Keith D. Nosbusch
Robert C. Stift
Robert S. Throop

At the annual meeting of the company’s shareholders on May 2, 2006, ratification of the appointment of PricewaterhouseCoopers LLP as the company’s registered independent public accountants for the fiscal year ending December 31, 2006 was approved by the indicated votes cast

Name of Nominee	For	Against	Abstain
PricewaterhouseCoopers LLP	26,559,311	697,915	15,200

Further information concerning the matter voted upon at the 2006 Annual Meeting of Shareholders is contained in the company’s proxy statement dated April 7, 2006 with respect to the 2006 Annual Meeting.

Item 6.  Exhibits

(a)          Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	The Manitowoc Company, Inc.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

/s/ Maurice D. Jones
Maurice D. Jones
Senior Vice President, General
Counsel and Secretary

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
June 30, 2006

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