Form 10-Q
period 2006-09-30
MANITOWOC CO INC
filed 2006-11-01
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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
Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2006, the latest practicable date, was 61,593,098.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$779.0	$564.9	$2,158.1	$1,664.8
Costs and expenses:
Cost of sales	609.7	454.5	1,681.7	1,343.3
Engineering, selling and administrative expenses	84.2	69.2	249.9	205.6
Amortization expense	1.0	0.8	2.4	2.3
Restructuring and plant consolidation costs	—	3.2	—	3.2
Total costs and expenses	694.9	527.7	1,934.0	1,554.4

Earnings from operations	84.1	37.2	224.1	110.4

Other expenses:
Interest expense	(10.2)	(13.5)	(36.0)	(40.4)
Loss on debt extinguishment	—	—	(14.4)	(9.1)
Other income, net	0.7	0.7	4.1	3.0
Total other expense	(9.5)	(12.8)	(46.3)	(46.5)

Earnings from continuing operations before taxes on income	74.6	24.4	177.8	63.9
Provision for taxes on income	24.2	3.5	55.2	12.6
Earnings from continuing operations	50.4	20.9	122.6	51.3

Discontinued operations:
Loss from discontinued operations, net of income taxes of $0.2, $(0.2), $0.1, respectively	—	(0.4)	(0.3)	(0.3)
Loss on closure of discontinued operations, net of income tax benefit of $(1.8) for both the three and nine months ended September 30, 2005	—	(3.4)	—	(3.4)
Net earnings	$50.4	$17.1	$122.3	$47.6

Basic earnings per share:
Earnings from continuing operations	$0.82	$0.35	$2.01	$0.85
Loss from discontinued operations, net of income taxes	—	(0.01)	(0.01)	(0.01)
Loss on closure of discontinued operations, net of income taxes	—	(0.06)	—	(0.06)
Net earnings	$0.82	$0.28	$2.00	$0.79

Diluted earnings per share:
Earnings from continuing operations	$0.80	$0.34	$1.95	$0.83
Loss from discontinued operations, net of income taxes	—	(0.01)	(0.01)	(0.01)
Loss on closure of discontinued operations, net of income taxes	—	(0.05)	—	(0.05)
Net earnings	$0.80	$0.28	$1.95	$0.77

Dividends per share	0.035	0.035	0.105	0.105

Weighted average shares outstanding — basic	61,577,613	60,440,670	61,146,070	60,198,270
Weighted average shares outstanding — diluted	63,038,600	62,015,044	62,785,957	61,525,848

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
(Unaudited)
(In millions, except share data)

	September 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$111.1	$229.5
Marketable securities	2.4	2.3
Accounts receivable, less allowances of $25.2 and $23.8	351.2	243.2
Inventories — net	436.9	331.5
Deferred income taxes	84.3	74.4
Other current assets	74.7	72.5
Total current assets	1,060.6	953.4
Property, plant and equipment — net	375.1	353.9
Goodwill	458.0	429.6
Other intangible assets — net	158.0	139.9
Deferred income taxes	25.1	26.7
Other non-current assets	46.7	58.3
Total assets	$2,123.5	$1,961.8

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$739.5	$591.8
Short-term borrowings	6.1	19.4
Product warranties	55.3	47.3
Product liabilities	34.9	31.8
Total current liabilities	835.8	690.3
Non-Current Liabilities:
Long-term debt, less current portion	335.3	474.0
Pension obligations	65.5	71.6
Postretirement health and other benefit obligations	53.3	52.4
Long-term deferred revenue	74.0	81.7
Other non-current liabilities	64.1	48.5
Total non-current liabilities	592.2	728.2

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock (150,000,000 and 75,000,000 shares authorized, respectively 79,587,964 and 39,793,982 shares issued, 61,593,098, and 30,362,501 shares outstanding, respectively)	0.7	0.4
Additional paid-in capital	208.5	197.3
Accumulated other comprehensive income	36.7	16.6
Unearned compensation	—	(1.4)
Retained earnings	545.6	429.8
Treasury stock, at cost (17,994,866 and 9,431,481 shares, respectively)	(96.0)	(99.4)
Total stockholders’ equity	695.5	543.3
Total liabilities and stockholders’ equity	$2,123.5	$1,961.8

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operations:
Net earnings	$122.3	$47.6
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	0.3	3.6
Depreciation	52.3	43.3
Amortization of intangible assets	2.4	2.3
Amortization of deferred financing fees	1.1	1.6
Loss on debt extinguishment	3.1	2.6
Restructuring and plant consolidation costs	—	3.2
Deferred income taxes	10.6	5.9
Gain on sale of property, plant and equipment	(2.2)	(2.7)
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(79.0)	(36.6)
Inventories	(106.3)	(101.7)
Other assets	13.9	(17.4)
Accounts payable and accrued expenses	87.9	48.0
Other liabilities	22.8	42.4
Net cash provided by operating activities of continuing operations	129.2	42.1
Net cash used for operating activities of discontinued operations	(0.3)	(9.2)
Net cash provided by operating activities	128.9	32.9

Cash Flows from Investing:
Business acquisition, net of cash acquired	(48.4)	—
Capital expenditures	(38.5)	(35.0)
Proceeds from sale of property, plant and equipment	5.0	7.5
Net cash used for investing activities	(81.9)	(27.5)

Cash Flows from Financing:
Proceeds from revolving credit facility	63.3	—
Payments on long-term debt	(248.7)	(71.9)
Proceeds from long-term debt	18.4	13.2
Changes from notes financing	(4.3)	—
Dividends paid	(6.5)	(6.3)
Exercises of stock options	8.4	9.0
Debt issue costs	—	(1.8)
Net cash used for financing activities	(169.4)	(57.8)

Effect of exchange rate changes on cash	4.0	(3.7)

Net decrease in cash and cash equivalents	(118.4)	(56.1)
Balance at beginning of period	229.5	176.5
Balance at end of period	$111.1	$120.4

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings	$50.4	$17.1	$122.3	$47.6
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	0.1	0.4	0.8	(4.1)
Foreign currency translation adjustments	4.2	0.7	19.3	(32.0)

Total other comprehensive income (loss)	4.3	1.1	20.1	(36.1)

Comprehensive income	$54.7	$18.2	$142.4	$11.5

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2006 and 2005

1. Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly state the results of operations, cash flows and comprehensive income for the three and nine months ended September 30, 2006 and 2005 and the financial position at September 30, 2006 of the company and except as otherwise discussed such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2005. The consolidated balance sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 6, “Stock Split,” for further details.)

2. Acquisition

On May 26, 2006, the company acquired substantially all of the assets and business operated by McCann’s Engineering & Mfg. Co. (McCann’s). Headquartered in Los Angeles, California, McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores. McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks. McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components. The aggregate consideration paid for the McCann’s acquisition was $37.1 million, including acquisition costs of approximately $0.7 million. The acquisition resulted in approximately $14.4 million of goodwill and $14.3 million of other intangible assets being recognized by the company’s Foodservice segment. See further detail related to the goodwill and other intangible assets of the McCann’s acquisition at Note 14, “Goodwill and Other Intangible Assets.”

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

3. Discontinued Operations

During the third quarter of 2005, the company decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s wholly-owned subsidiary, Manitowoc Marine Group, LLC. Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial repair services. During the third quarter of 2005, the company recorded a $5.2 million pre-tax ($3.4 million after tax) charge for costs related to the closure of the business. This charge included $0.2 million related to severance agreements; $1.0 million for future lease payments; $0.3 million for the write-off of goodwill related to this business; $2.2 million for the write-down of certain assets (primarily property, plant and equipment and inventory) to estimated salvage value; and $1.5 million for closing and other related costs. This charge was recorded in loss on closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations during the third quarter of 2005. The closure of Toledo Ship Repair represents a discontinued operation under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Results of Toledo Ship Repair in current and prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations. The closure of Toledo was completed during the first quarter of 2006.

The following selected financial data of Toledo Ship Repair for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no operating results from Toledo Ship Repair for the three months ended September 30, 2006. There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2006	2005
Net sales	$2.1	$—	$10.8

Pretax loss from discontinued operations	$(2.1)	$(0.5)	$(5.1)
Pretax loss on closure of discontinued operation	(5.2)		(5.2)
Benefit for taxes on loss	(2.5)	(0.2)	(3.6)
Net loss from discontinued operations	$(4.8)	$(0.3)	$(6.7)

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

The following selected financial data of DRI for the three and nine months ended September 30, 2005 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no operating results from DRI for the three and nine months ended September 30, 2006. There was no general corporate expense or interest expense allocated to discontinued operations for this business during the period presented.

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Net sales	$24.1	$69.3

Pretax income from discontinued operations	$1.9	$4.8
Provision for taxes on income	0.8	1.8
Net income from discontinued operations	$1.1	$3.0

4. Inventories

The components of inventory at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
Inventories - gross:
Raw materials	$173.5	$131.6
Work-in-process	159.0	113.9
Finished goods	168.5	143.2
Total inventories - gross	501.0	388.7
Excess and obsolete inventory reserve	(41.9)	(36.3)
Net inventories at FIFO cost	459.1	352.4
Excess of FIFO costs over LIFO value	(22.2)	(20.9)
Inventories - net	$436.9	$331.5

Inventory is carried at lower of cost or market value using the first-in, first-out (FIFO) method for 83% and 85% of total inventory as of September 30, 2006 and December 31, 2005, respectively. The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

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

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan (2003 Stock Plan) provides for both short-term and long-term incentive awards for employees. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, performance share or performance unit awards. The total number of shares of the company’s common stock originally available for awards under the 2003 Stock Plan was 3.0 million prior to the split in 2006 and 6.0 million shares post split subject to further adjustments for stock splits, stock dividends and certain other transactions or events. Options under this plan are exercisable at such times and subject to such conditions as the compensation committee should determine. Options granted under the plan to date become exercisable in equal 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date. Restrictions on restricted stock awarded under this plan lapse 100% on the third anniversary of the grant date. There have been no awards of stock appreciation rights, performance shares or performance units.

The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan (1995 Stock Plan) provides for the granting of stock options to non-employee members of the board of directors. Under this plan, stock options to acquire up to 0.4 million shares (0.2 million prior to the stock split in 2006) of common stock, in the aggregate, may be granted under a time-vesting formula and at an exercise price equal to the market price of the common stock at the date of grant. For the 1999 Stock Plan, the options are exercisable in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date. During 2004, this plan was frozen and replaced with the 2004 Director Stock Plan.

The 2004 Non-Employee Director Stock and Awards Plan (2004 Stock Plan) was approved by the shareholders of the company during the 2004 annual meeting and it replaces The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan. Stock-based awards may take the form of stock options, restricted stock, or restricted stock units. The total number of shares of the company’s common stock originally available for awards under the 2004 Stock Plan was 0.5 million (0.225 million prior to the stock split in 2006), subject to adjustments for stock splits, stock dividends, and certain other transactions and events. Stock options awarded under the plan vest immediately and expire ten years subsequent to the grant date. Restrictions on restricted stock awarded to date under the plan lapse on the third anniversary of the award date.

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

As a result of the adoption of SFAS No. 123(R), the company recognized $1.3 million and $4.4 million of pre tax compensation expense ($0.9 million and $2.7 million after taxes) associated with stock options for the three and nine months ended September 30, 2006, respectively. The following presents pro-forma net income and per share data as if a fair-value-based method had been used to account for stock option based compensation for the three and nine months ended September 30, 2005 (in millions, except per share amounts):

	Three	Nine
	Months ended	Months ended
	September 30,	September 30,
	2005	2005

Net earnings as reported	$17.1	$47.6

Stock option based employee compensation expense included in reported reported net earnings, net of related income tax effect	—	—

Stock option based employee compensation expense determined under fair-value-based method excluded in reported net earnings, net of related income tax effects	(1.6)	(3.8)

Pro-forma net income	$15.5	$43.8

Earnings per share:
Basic, as reported	$0.28	$0.79
Basic, pro-forma	$0.26	$0.73

Diluted, as reported	$0.28	$0.77
Diluted, pro-forma	$0.25	$0.71

A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price):

		Weighted
		Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Options outstanding as of January 1, 2005	4.0	$12.76
Granted	0.7	20.41
Exercised	(0.9)	12.08
Cancelled	(0.3)	15.60
Options outstanding as of December 31, 2005	3.5	$14.48
Granted	0.6	44.79
Exercised	(0.7)	12.19
Cancelled	(0.1)	17.92
Options outstanding as of September 30, 2006	3.3	$20.53	$81.1

Options exerciseable as of:
January 1, 2005	1.6	$12.30
December 31, 2005	1.5	$12.64
September 30, 2006	1.1	$14.71	$32.1

The outstanding stock options at September 30, 2006 have a range of exercise prices of $8.47 to $52.20 per option. The following table shows the options outstanding and exercisable by range of exercise prices at September 30, 2006 (in millions, except weight average remaining contractual life and weighted average exercise price).

		Weighted Average
		Remaining
	Outstanding	Contractual	Weighted Average	Exercisable	Weighted Average
Range of Exercise Price	Options	Life (Years)	Exercise Price	Options	Exercise Price

$8.47 - $11.00	0.3	5.5	$9.54	0.2	$9.55
$11.01 - $13.50	1.1	5.7	12.62	0.5	12.63
$13.51 - $16.00	0.3	6.5	14.97	0.1	14.87
$16.01 - $18.50	0.3	5.6	17.27	0.2	17.30
$18.51 - $21.00	0.7	8.5	20.28	—	—
$21.01 - $28.51	0.1	9.2	25.62	—	—
$36.00 - $38.11	0.2	9.4	37.42	—	—
$38.12 - $52.20	0.3	9.6	52.07	0.1	52.07
	3.3	7.1	$20.53	1.1	$14.71

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

As of September 30, 2006, the company has $8.7 million of unrecognized compensation expense which will be recognized over the next five years.

The weighted average fair value of options granted per share during the nine months ended September 30, 2006 and 2005 was $19.18 and $15.03, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2006	2005

Expected life (years)	7.0	7.3
Risk-free interest rate	4.8%	3.8%
Expected volatility	34.0%	32.0%
Expected dividend yield	0.6%	0.8%

For the nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $18.8 million.

During the three and nine months ended September 30, 2006, the company recognized approximately $0.4 million and $0.8 million of compensation expense, respectively, related to restricted stock. During the three and nine months ended September 30, 2005, the company recognized approximately $0.2 million and $0.3 million of compensation expense, respectively, related to restricted stock.

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

7. Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. Estimates indicate that the total costs to clean up this site are approximately $30 million. Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the total cost. Prior to December 31, 1996, the company accrued $3.3 million in connection with this matter. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheet at September 30, 2006 is $0.3 million. Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of DRI certain contaminants in the soil and ground water associated with the facility were identified. As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified. Estimates indicate that the costs to remediate this site are approximately $2.0 million. During December 2005, the company recorded a $2.0 million reserve for these estimated costs. This charge was recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005. The company’s remaining estimated liability for this matter, included in other accounts payable and accrued expenses in the Consolidated Balance Sheet at September 30, 2006 is $1.8 million. Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of September 30, 2006, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years. The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence. The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove Investors, Inc. acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002. As of September 30, 2006, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at September 30, 2006, were $34.9 million; $11.7 million reserved specifically for ongoing cases and $23.2 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At September 30, 2006 and December 31, 2005, the company had reserved $64.6 million and $55.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

At September 30, 2006, the company is contingently liable under open standby letters of credit issued by the company’s bank in favor of third parties totaling $26.1 million.

8. Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	61,577,613	60,440,670	61,146,070	60,198,270
Effect of dilutive securities - stock options and restricted stock	1,460,987	1,574,374	1,639,887	1,327,578
Diluted weighted average common shares outstanding	63,038,600	62,015,044	62,785,957	61,525,848

For the three and nine months ended September 30, 2006, 0.2 million common shares issuable upon the exercise of stock options, and for the three and nine months ended September 30, 2005, no common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

9. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments. These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments. These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement. The deferred revenue included in accounts payable and accrued expenses and non-current liabilities at September 30, 2006 and December 31, 2005 was $121.7 million and $128.5 million, respectively. The total amount of residual value guarantees and buyback commitments given by the company and outstanding at September 30, 2006 was $156.7 million. This amount is not reduced for amounts the company would recover from repossessing and subsequently reselling of the units. The residual value guarantees and buyback commitments expire at various times through 2011.

During the nine months ended September 30, 2006 and 2005, the company sold $14.8 million and $4.4 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies. The company has accounted for the sales of the notes as a financing of receivables. The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in accounts payable and accrued expenses and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheet. The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statement of Cash Flows. During the nine months ended September 30, 2006, the customers have paid $19.1 million of the notes to the third party financing companies. As of September 30, 2006, the outstanding balance of the notes receivables guaranteed by the company was $33.3 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the nine months ended September 30, 2006 and 2005.

	2006	2005
Balance at beginning of period	$55.4	$46.5
Accruals for warranties issued during the period	34.8	30.6
Settlements made (in cash or in kind) during the period	(27.6)	(26.3)
Acquisition	0.2	—
Currency translation	1.8	(2.7)
Balance at end of period	$64.6	$48.0

10. Accounts Receivable Securitization

The company has an accounts receivable securitization program whereby it sells certain of its domestic accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at September 30, 2006 is $73.2 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program’s capacity is $60 million, and includes accounts receivable from the company’s domestic Crane segment businesses. Accounts receivable sold to the Purchaser and being serviced by the company totaled $30.0 million at September 30, 2006.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $126.9 million for the nine months ended September 30, 2006. Cash collections of trade accounts receivable balances in the total receivable pool totaled $454.1 million for the nine months ended September 30, 2006.

The securitization program is accounted for as a sale in accordance with FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

The table below provides additional information about delinquencies and net credit losses for accounts receivable subject to the accounts receivable securitization program.

		Balance Outstanding
		60 Days or More	Net Credit Losses
	Balance outstanding	Past Due	Nine Months Ended
	September 30,	September 30,	September 30,
	2006	2006	2006
Trade accounts receivable subject to securitization program	$103.2	$1.5	$—

Trade accounts receivable balance sold	30.0

Retained interest	$73.2

During the nine months ended September 30, 2006, the company incurred approximately $0.4 million of costs related to establishing the securitization facility.

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

The components of periodic benefit costs for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.4	$0.2	$—	$1.2	$0.6
Interest cost of projected benefit obligations	1.6	1.0	0.8	4.8	3.0	2.4
Expected return on plan assets	(1.6)	(0.8)	—	(4.8)	(2.4)	—
Amortization of actuarial net (gain) loss	0.2	—	0.1	0.6	0.1	0.1
Net periodic benefit costs	$0.2	$0.6	$1.1	$0.6	$1.9	$3.1
Weighted average assumptions:
Discount rate	5.50%	4.53%	5.50%	5.50%	4.53%	5.50%
Expected return on plan assets	8.25%	5.74%	N/A	8.25%	5.74%	N/A
Rate of compensation increase	N/A	3.53%	N/A	N/A	3.53%	N/A

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.3	$0.2	$—	$0.9	$0.7
Interest cost of projected benefit obligations	1.6	1.0	0.8	4.8	3.1	2.5
Expected return on plan assets	(1.6)	(0.8)	—	(4.8)	(2.3)	—
Amortization of actuarial net (gain) loss	0.1	—	0.1	0.3	(0.1)	0.1
Net periodic benefit costs	$0.1	$0.5	$1.1	$0.3	$1.6	$3.2
Weighted average assumptions:
Discount rate	5.75%	4.75%	5.75%	5.75%	4.75%	5.75%
Expected return on plan assets	8.25%	5.25%	N/A	8.25%	5.25%	N/A
Rate of compensation increase	N/A	3.50%	N/A	N/A	3.50%	N/A

12. Debt and Loss on Debt Extinguishment

On May 15, 2006, the company redeemed its 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, the company paid the note holders 105.188 percent of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. As a result of this redemption, the company incurred a charge of $14.4 million ($9.4 million net of income taxes) related to the call premium ($11.2 million), write-off of unamortized debt issuance costs ($3.1 million) and other expenses ($0.1 million). The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

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

In December 2004, the company sold, pursuant to an underwritten public offering, approximately 3.0 million shares (calculated prior to the stock split in 2006) of its common stock at a price of $36.25 per share (calculated prior to the adjustment for the stock split in 2006). Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million. On January 10, 2005, the company completed the redemption of $61.3 million of the 10 ½% senior subordinated notes due 2012. As a result of this redemption, the company incurred a charge of approximately $8.3 million ($5.4 million net of income taxes) for the early extinguishment of debt related to the prepayment premium paid to the note holders of $6.4 million, and the partial write-off of debt issuance costs of $1.9 million. The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

As of September 30, 2006, the company had four fixed-to-floating rate swap contracts which effectively converted $163.8 million of its fixed rate Senior Notes due 2013 and Senior Subordinated Notes due 2012 to variable rate debt. These contracts are considered to be hedges against changes in the fair value of the fixed rate debt obligation. Accordingly, the interest rate swap contracts are reflected at fair value in its Consolidated Balance Sheet as a liability of $4.7 million as of September 30, 2006. Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. Changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statement of Operations. The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the three and nine months ended September 30, 2006. The fair value of these contracts, which represents the cost to settle these contracts, approximated a loss of $4.7 million at September 30, 2006.

13. Restructuring and Plant Consolidation

During the third quarter of 2005, the company recorded a pre-tax restructuring charge of $3.2 million in connection with the consolidation of its Kolpak operation located in Wisconsin with its Kolpak operation located in Tennessee. This action was taken in an effort to streamline the company’s cost structure and utilize available capacity. The charge included $1.5 million to write-down the facility and land, which are held for sale, to estimated fair market value less cost to sell; $0.7 million related to the write-down of certain equipment; $0.1 million to write-off excess inventory which will not be transferred to Tennessee; $0.5 million related to severance and other employee related costs; and $0.4 million for other related closing costs. This charge has been included in restructuring and plant consolidation costs in the Consolidated Statements of Operations for the three and nine months ended September 30, 2005. All of the restructuring reserves have been utilized by the company.

14. Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2005 and nine months ended September 30, 2006 are as follows:

	Crane	Foodservice	Marine	Total
Balance as of January 1, 2005	$218.3	$186.1	$47.4	$451.8
Write-off of discontinued operations goodwill	—	(0.4)	(0.2)	(0.6)
Tax adjustment related to purchase accounting	(2.4)	—	—	(2.4)
Foreign currency impact	(19.2)	—	—	(19.2)
Balance as of December 31, 2005	196.7	185.7	47.2	429.6
ExacTech, Inc. acquisition	6.5	—	—	6.5
McCann’s acquisition	—	14.4	—	14.4
Foreign currency impact	7.5	—	—	7.5
Balance as of September 30, 2006	$210.7	$200.1	$47.2	$458.0

As discussed in Note 2, “Acquisition,” during 2006, the company completed the acquisitions of McCann’s and ExacTech, Inc. The acquisition of ExacTech, Inc. resulted in an increase of $6.5 million of goodwill and no other intangible assets. The acquisition of McCann’s resulted in an increase of $14.4 million of goodwill and $14.3 million of other intangible assets. The other intangible assets consist of trademarks totaling $7.0 million which have an indefinite life, customer relationships of $5.8 million which have been assigned a 13 year life, and patents of $1.5 million which have been assigned a 10 year life.

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of September 30, 2006 and December 31, 2005.

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$103.2	$—	$103.2	$92.0	$—	$92.0
Customer relationships	5.8	(0.1)	5.7	—	—	—
Patents	30.8	(9.3)	21.5	28.5	(7.6)	20.9
Engineering drawings	11.6	(4.1)	7.5	11.2	(3.5)	7.7
Distribution network	20.1	—	20.1	19.3	—	19.3
	$171.5	$(13.5)	$158.0	$151.0	$(11.1)	$139.9

15. Recent Accounting Changes and Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for the company on January 1, 2008. The company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Under SFAS No. 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS No. 158 is effective for the company as of December 31, 2006 and the company estimates the adoption will increase the Pension and Other Postretirement liabilities by approximately $10.0 million, with a corresponding decrease in equity of approximately $6.5 million. The adoption of SFAS No. 158 will not have any impact on the company’s Consolidated Statements of Operations or Cash Flows.

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

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 will have no material impact on our financial position, results of operations, or cash flows.

16. Subsidiary Guarantors of Senior Subordinated Notes 2012 and Senior Notes due 2013

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$498.0	$358.7	$(77.7)	$779.0
Costs and expenses:
Cost of sales	—	401.0	286.4	(77.7)	609.7
Engineering, selling and administrative expenses	11.7	41.7	30.8	—	84.2
Amortization expense	—	0.5	0.5	—	1.0
Total costs and expenses	11.7	443.2	317.7	(77.7)	694.9

Earnings (loss) from operations	(11.7)	54.8	41.0	—	84.1

Other income (expense):
Interest expense	(6.6)	(0.3)	(3.4)	—	(10.3)
Management fee income (expense)	6.6	(6.4)	(0.2)	—	—
Other income (expense), net	7.7	(3.7)	(3.2)	—	0.8
Total other income (expense)	7.7	(10.4)	(6.8)	—	(9.5)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries	(4.0)	44.4	34.2	—	74.6
Provision (benefit) for taxes on income	(1.3)	14.5	11.0	—	24.2
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(2.7)	29.9	23.2	—	50.4
Equity in earnings of subsidiaries	53.1	—	—	(53.1)	—
Net earnings (loss)	$50.4	$29.9	$23.2	$(53.1)	$50.4

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2005
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$373.1	$244.0	$(52.2)	$564.9
Costs and expenses:
Cost of sales	—	305.0	201.7	(52.2)	454.5
Engineering, selling and administrative expenses	6.8	35.4	27.0	—	69.2
Amortization expense	—	0.3	0.5	—	0.8
Restructuring and plant consolidation costs	—	3.2	—	—	3.2
Total costs and expenses	6.8	343.9	229.2	(52.2)	527.7

Earnings (loss) from operations	(6.8)	29.2	14.8	—	37.2

Other income (expense):
Interest expense	(11.8)	(0.7)	(1.0)	—	(13.5)
Management fee income (expense)	6.0	(6.0)	—	—	—
Other income (expense), net	9.8	(5.6)	(3.5)	—	0.7
Total other income (expense)	4.0	(12.3)	(4.5)	—	(12.8)

Earnings (loss) from continuing operations before taxes on income (loss), equity in earnings of subsidiaries and discontinued operations	(2.8)	16.9	10.3	—	24.4
Provision (benefit) for taxes on income	(0.1)	0.4	3.2	—	3.5
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(2.7)	16.5	7.1	—	20.9
Equity in earnings of subsidiaries	19.8	—	—	(19.8)	—
Earnings from continuing operations before discontinued operations	17.1	16.5	7.1	(19.8)	20.9
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.4)	—	—	(0.4)
Loss on closure of discontinued operations, net of income taxes	—	(3.4)	—	—	(3.4)
Net earnings	$17.1	$12.7	$7.1	$(19.8)	$17.1

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,382.1	$1,012.0	$(236.0)	$2,158.1
Costs and expenses:
Cost of sales	—	1,112.4	805.3	(236.0)	1,681.7
Engineering, selling and administrative expenses	30.6	123.3	96.0	—	249.9
Amortization expense	—	1.1	1.3	—	2.4
Total costs and expenses	30.6	1,236.8	902.6	(236.0)	1,934.0

Earnings (loss) from operations	(30.6)	145.3	109.4	—	224.1

Other income (expense):
Interest expense	(27.5)	(0.7)	(7.8)	—	(36.0)
Management fee income (expense)	20.0	(19.5)	(0.5)	—	—
Loss on debt extinguishment	(14.4)	—	—	—	(14.4)
Other income (expense), net	26.6	(13.0)	(9.5)	—	4.1
Total other income (expense)	4.7	(33.2)	(17.8)	—	(46.3)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(25.9)	112.1	91.6	—	177.8
Provision (benefit) for taxes on income	(7.0)	31.5	30.7	—	55.2
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(18.9)	80.6	60.9	—	122.6
Equity in earnings of subsidiaries	141.2	—	—	(141.2)	—
Earnings (loss) from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Net earnings (loss)	$122.3	$80.3	$60.9	$(141.2)	$122.3

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2005
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,045.5	$802.4	$(183.1)	$1,664.8
Costs and expenses:
Cost of sales	—	866.6	659.8	(183.1)	1,343.3
Engineering, selling and administrative expenses	17.6	104.5	83.5	—	205.6
Amortization expense	—	0.6	1.7	—	2.3
Restructuring	—	3.2	—	—	3.2
Total costs and expenses	17.6	974.9	745.0	(183.1)	1,554.4

Earnings (loss) from operations	(17.6)	70.6	57.4	—	110.4

Other income (expense):
Interest expense	(35.8)	(1.5)	(3.1)	—	(40.4)
Management fee income (expense)	18.1	(18.1)	—	—	—
Loss on debt extinguishment	(9.1)	—	—	—	(9.1)
Other income (expense), net	29.8	(16.0)	(10.8)	—	3.0
Total other income (expense)	3.0	(35.6)	(13.9)	—	(46.5)

Earnings (loss) from continuing operations before taxes on income (loss), equity in earnings of subsidiaries and discontinued operations	(14.6)	35.0	43.5	—	63.9
Provision (benefit) for taxes on income	(2.7)	(0.8)	16.1	—	12.6
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(11.9)	35.8	27.4	—	51.3
Equity in earnings of subsidiaries	59.5	—	—	(59.5)	—
Earnings from continuing operations before discontinued operations	47.6	35.8	27.4	(59.5)	51.3
Discontinued Operations:
Loss from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Loss on closure of discontinued operations, net of income taxes	—	(3.4)	—	—	(3.4)
Net earnings	$47.6	$32.1	$27.4	$(59.5)	$47.6

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2006
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$22.9	$20.3	$67.9	$—	$111.1
Marketable securities	2.4	—	—	—	2.4
Accounts receivable — net	0.5	146.8	203.9	—	351.2
Inventories — net	—	204.9	232.0	—	436.9
Deferred income taxes	47.9	—	36.4	—	84.3
Other current assets	0.4	53.7	20.6	—	74.7
Total current assets	74.1	425.7	560.8	—	1,060.6

Property, plant and equipment — net	10.9	152.8	211.4	—	375.1
Goodwill	—	311.9	146.1	—	458.0
Other intangible assets — net	—	67.4	90.6	—	158.0
Deferred income taxes	26.0	—	(0.9)	—	25.1
Other non-current assets	22.5	13.6	10.6	—	46.7
Investment in affiliates	496.0	(116.2)	338.2	(718.0)	—
Total assets	$629.5	$855.2	$1,356.8	$(718.0)	$2,123.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$46.7	$326.7	$366.1	$—	$739.5
Short-term borrowings	—	—	6.1	—	6.1
Product warranties	—	30.5	24.8	—	55.3
Product liabilities	—	31.9	3.0	—	34.9
Total current liabilities	46.7	389.1	400.0	—	835.8

Non-Current Liabilities:
Long-term debt, less current portion	259.0	—	76.3	—	335.3
Pension obligations	29.7	11.0	24.8	—	65.5
Postretirement health and other benefit obligations	53.3	—	—	—	53.3
Intercompany	(477.8)	(268.1)	146.2	599.7	—
Long-term deferred income	—	11.3	62.7	—	74.0
Other non-current liabilities	23.1	16.2	24.8	—	64.1
Total non-current liabilities	(112.7)	(229.6)	334.8	599.7	592.2

Stockholders’ equity	695.5	695.7	622.0	(1,317.7)	695.5

Total liabilities and stockholders’ equity	$629.5	$855.2	$1,356.8	$(718.0)	$2,123.5

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2005
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$146.4	$9.7	$73.4	$—	$229.5
Marketable securities	2.3	—	—	—	2.3
Accounts receivable — net	0.2	85.0	158.0	—	243.2
Inventories — net	—	141.8	189.7	—	331.5
Deferred income taxes	36.8	—	37.6	—	74.4
Other current assets	0.5	52.2	19.8	—	72.5
Total current assets	186.2	288.7	478.5	—	953.4

Property, plant and equipment - net	11.1	146.4	196.4	—	353.9
Goodwill	1.0	291.0	137.6	—	429.6
Other intangible assets — net	—	54.1	85.8	—	139.9
Deferred income taxes	26.7	—	—	—	26.7
Other non-current assets	27.6	17.4	13.3	—	58.3
Investment in affiliates	459.6	18.8	203.1	(681.5)	—
Total assets	$712.2	$816.4	$1,114.7	$(681.5)	$1,961.8

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$47.5	$257.8	$286.5	$—	$591.8
Short-term borrowings	4.3	—	15.1	—	19.4
Product warranties	—	24.0	23.3	—	47.3
Product liabilities	—	28.8	3.0	—	31.8
Total current liabilities	51.8	310.6	327.9	—	690.3

Non-Current Liabilities:
Long-term debt, less current portion	468.6	—	5.4	—	474.0
Pension obligations	29.7	14.3	27.6	—	71.6
Postretirement health and other benefit obligations	52.4	—	—	—	52.4
Long-term deferred revenue	—	23.6	58.1	—	81.7
Intercompany	(443.6)	(108.0)	167.2	384.4	—
Other non-current liabilities	10.1	16.8	21.6	—	48.5
Total non-current liabilities	117.2	(53.3)	279.9	384.4	728.2

Stockholders’ equity	543.2	559.1	506.9	(1,065.9)	543.3

Total liabilities and stockholders’ equity	$712.2	$816.4	$1,114.7	$(681.5)	$1,961.8

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006
(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$146.7	$45.9	$77.5	$(141.2)	$128.9

Cash Flows from Investing:
Business acquisition, net of cash acquired	—	(48.4)	—	—	(48.4)
Capital expenditures	(1.2)	(15.9)	(21.4)	—	(38.5)
Proceeds from sale of property, plant and equipment	—	0.1	4.9	—	5.0
Intercompany investments	(43.1)	29.0	(127.1)	141.2	—
Net cash provided by (used for) investing activities of continuing operations	(44.3)	(35.2)	(143.6)	141.2	(81.9)

Cash Flows from Financing:
Proceeds from revolving credit facility	(4.3)	—	67.6	—	63.3
Payments on long-term debt	(223.5)	—	(25.2)	—	(248.7)
Proceeds from long-term debt	—	—	18.4	—	18.4

Proceeds (payments) from notes financing	—	(0.2)	(4.1)	—	(4.3)
Dividends paid	(6.5)	—	—	—	(6.5)
Exercises of stock options	8.4	—	—	—	8.4
Net cash provided by (used for) financing activities	(225.9)	(0.2)	56.7	—	(169.4)

Effect of exchange rate changes on cash	—	—	4.0	—	4.0

Net increase (decrease) in cash and cash equivalents	(123.5)	10.5	(5.4)	—	(118.4)

Balance at beginning of period	146.4	9.7	73.4	—	229.5
Balance at end of period	$22.9	$20.2	$68.0	$—	$111.1

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$51.0	$2.9	$47.8	$(59.6)	$42.1
Net cash used for discontinued operations	—	(9.2)	—	—	(9.2)
Net cash provided by (used for) operating activities	51.0	(6.3)	47.8	(59.6)	32.9

Cash Flows from Investing:
Capital expenditures	(0.6)	(11.5)	(22.9)	—	(35.0)
Proceeds from sale of property, plant and equipment	—	1.2	6.3	—	7.5
Intercompany investments	(81.7)	36.7	(14.6)	59.6	—
Net cash provided by (used for) investing activities	(82.3)	26.4	(31.2)	59.6	(27.5)

Cash Flows from Financing:
Payments on long-term debt	(61.2)	—	(10.7)	—	(71.9)
Proceeds from long-term debt	—	—	13.2	—	13.2

Proceeds (payments) from notes financing	—	(1.5)	1.5	—	—
Dividends paid	(6.3)	—	—	—	(6.3)
Exercises of stock options	9.0	—	—	—	9.0
Debt issue costs	(1.8)	—	—	—	(1.8)
Net cash provided by (used for) financing activities	(60.3)	(1.5)	4.0	—	(57.8)

Effect of exchange rate changes on cash	—	—	(3.7)	—	(3.7)

Net increase (decrease) in cash and cash equivalents	(91.6)	18.6	16.9	—	(56.1)

Balance at beginning of period	135.8	(4.5)	45.2	—	176.5
Balance at end of period	$44.2	$14.1	$62.1	$—	$120.4

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales:
Crane	$583.3	$404.9	$1,630.7	$1,189.8
Foodservice	114.5	108.9	321.4	308.8
Marine	81.2	51.2	206.0	166.1
Total net sales	$779.0	$564.9	$2,158.1	$1,664.8
Earnings (loss) from operations:
Crane	$75.3	$28.9	$200.7	$83.1
Foodservice	18.4	15.3	46.8	44.0
Marine	2.4	(0.1)	8.0	1.0
Corporate expense	(12.0)	(6.8)	(31.4)	(17.6)
Total	84.1	37.2	224.1	110.4
Interest expense	(10.2)	(13.5)	(36.0)	(40.4)
Loss on debt extinguishment	—	—	(14.4)	(9.1)
Other income, net	0.7	0.7	4.1	3.0
Earnings from continuing operations before taxes on income	$74.6	$24.4	$177.8	$63.9

Crane segment operating earnings for the three month and nine months ended September 30, 2006 include amortization expense of $0.8 million and $2.2 million, respectively. Foodservice operating earnings for both the three and nine months ended September 30, 2006 include amortization expense of $0.2 million. Crane segment operating earnings for the three and nine months ended September 30, 2005 include amortization expense of $0.7 million and $2.3 million, respectively. Foodservice segment operating earnings for both the three and nine months ended September 30, 2005 includes a charge of $3.2 million related to restructuring activities (see Note 13, Restructuring and Plant Consolidation).

As of September 30, 2006 and December 31, 2005, the total assets by segment were as follows:

	September 30, 2006	December 31, 2005
Crane	$1,399.1	$1,224.7
Foodservice	379.2	313.2
Marine	127.2	123.3
Corporate	218.0	300.6
Total	$2,123.5	$1,961.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales:
Cranes and Related Products	$583.3	$404.9	$1,630.7	$1,189.8
Foodservice Equipment	114.5	108.9	321.4	308.8
Marine	81.2	51.2	206.0	166.1
Total net sales	$779.0	$564.9	$2,158.1	$1,664.8

Consolidated net sales for the three months ended September 30, 2006 increased 37.9% to $779.0 million, from $564.9 million for the same period in 2005. For the nine months ended September 30, 2006 sales increased 29.6% to $2.2 billion versus sales of $1.7 billion for the nine months ended September 30, 2005. All three of our segments contributed to the increase in sales, led by increases in the Crane segment.

Net sales from the Crane segment for the three months ended September 30, 2006 increased 44.1% to $583.3 million versus $404.9 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006 sales increased 37.1% to $1.6 billion versus $1.2 billion for the nine months ended September 30, 2005. Net sales for both the three and nine months ended September 30, 2006 increased over the prior year in all of our major geographic regions. The Crane segment continues to benefit from strong crane end-market demand. From a product line standpoint, the sales increase was driven by increased volume of crawler, tower and mobile hydraulic cranes worldwide, increases in our aftermarket sales and service business, and increases in boom truck sales in North America. As of September 30, 2006, total Crane segment backlog was $1.4 billion, a 60.5% increase over the December 31, 2005 backlog of $866.1 million and a 24.5% increase over the June 30, 2006 backlog of $1.1 billion.

Net sales from the Foodservice segment increased 5.1% to $114.5 million for the three months ended September 30, 2006 versus $108.9 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, Foodservice sales of $321.4 million increased 4.1% over the same period in 2005. The sales increase during the quarter and the nine months were driven by our ice division and the acquisition of McCann’s. Our refrigeration division’s sales for the first nine months of 2006 were essentially flat compared to the same period in 2005. Our beverage division benefited from the acquisition of McCann’s, which was completed on May 26, 2006, and increased sales by approximately $5.7 million and $8.2 million for the three and nine months ended September 30, 2006, respectively, versus the same period in 2005. The benefit of the McCann’s acquisition was offset by reduced sales in our historical beverage businesses. The decline in the historical business resulted primarily from the fact that two major customer rollouts which benefited 2005 did not recur in 2006.

Net sales from our Marine segment increased 58.6% to $81.2 million in the third quarter of 2006 versus the third quarter of 2005. For the nine months ended September 30, 2006, sales increased 24.0% to $206.0 million compared to $166.1 million during the nine months ended September 30, 2005. The increase in sales for both the three and nine months ended September 30, 2006 was primarily the result of revenue generated from construction of the first option of the Improved Navy Lighterage System (INLS), construction of several commercial articulated tug and barge combination projects, and construction of the Littoral Combat Ship (LCS). Year-to-date sales also benefited from a very strong winter repair season in the first quarter of 2006.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Earnings from operations:
Cranes and Related Products	$75.3	$28.9	$200.7	$83.1
Foodservice Equipment	18.4	15.3	46.8	44.0
Marine	2.4	(0.1)	8.0	1.0
General corporate expense	(12.0)	(6.8)	(31.4)	(17.6)
Total	$84.1	$37.2	$224.1	$110.4

Consolidated gross profit for the three months ended September 30, 2006 was $169.3 million, an increase of $58.9 million over the $110.4 million of consolidated gross profit for the same period in 2005. Consolidated gross profit for the nine months ended September 30, 2006 was $476.4 million, an increase of $154.9 million over the $321.5 million of consolidated gross profit for the same period in 2005. These increases in consolidated gross profit for both periods were driven by significantly higher gross profit in the Crane segment on increased volume and productivity gains. Third quarter 2006 gross profit of the Foodservice segment was down approximately $0.7 million versus 2005, and for the first nine months of 2006 the gross profit was up approximately $0.1 million versus the first nine months of 2005. For the three and nine months ended September 30, 2006, the Marine segment gross profit increased $4.8 million and $12.3 million, respectively, compared to the same periods in 2005.

Engineering, selling and administrative (ES&A) expenses for the third quarter of 2006 increased approximately $15.0 million to $84.2 million versus $69.2 million for the third quarter of 2005. For the nine months ended September 30, 2006, ES&A was $249.9 million which was a $44.3 million increase over the nine months ended September 30, 2005 levels. This increase was primarily driven by the Crane and Marine segments and corporate expenses. Crane segment increases were due to higher selling expense, increased employee related costs, and increased research and development expenses. Marine segment increases were due to higher engineering costs and increased employee related costs. Corporate expenses increased primarily due to expensing of stock options, costs related to the company’s offer to acquire Enodis and employee related costs.

For the three months ended September 30, 2006, the Crane segment reported operating earnings of $75.3 million compared to $28.9 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Crane segment reported operating earnings of $200.7 million compared to $83.1 million for the nine months ended September 30, 2005. Operating earnings of the Crane segment were favorably affected by increased volume across all regions and products, productivity gains as a result of consolidation efforts over the past several years, mix of product, and effective leveraging of engineering, selling and administrative expenses on higher sales volume. Operating margin for the three months ended September 30, 2006 was 13.0% versus 7.3% for the three months ended September 30, 2005. Strong factory performance, leveraging of fixed costs, and favorable pricing levels in all our regions contributed to the gains in margin.

For the three months ended September 30, 2006, the Foodservice segment reported operating earnings of $18.4 million compared to $15.3 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Foodservice segment reported operating earnings of $46.8 million compared to $44.0 million for the nine months ended September 30, 2005. Both the three and nine months ended September 30, 2005 were impacted by a $3.2 million restructuring charge recorded in connection with the consolidation of our Kolpak operation located in Wisconsin with our Kolpak operation located in Tennessee. This action was taken in an effort to streamline our cost structure. The charge included $1.5 million to write-down the facility and land, which are now held for sale, to estimated fair market value less cost to sell; $0.7 million related to the write-down of certain equipment; $0.1 million to write-off excess inventory which was not transferred to Tennessee; $0.5 million related to severance and other employee related costs; and $0.4 million for other related closing costs. Excluding the restructuring charge from the prior year results, results for the three months ended September 30, 2006 are relatively flat compared to results from the same period in 2005. For the three months ended September 30, 2006, higher operating earnings of the ice division and additional operating earnings of the McCann’s acquisition were offset by lower earnings of the beverage and refrigeration divisions. The lower earnings of the beverage and refrigeration division were the result of lower sales in these two divisions. In addition, increases in copper and aluminum costs impacted the results of the entire Foodservice segment during the three and nine months ended September 30, 2006.

For the three months ended September 30, 2006, the Marine segment reported operating earnings of $2.4 million compared to a loss of $(0.1) million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Marine segment reported net operating earnings of $8.0 million compared to $1.0 million for the nine months ended September 30, 2005. On a comparative basis, 2006 continues to benefit by comparison to 2005, which was adversely affected by the completion of certain fixed price contracts which were bid and awarded prior to the unprecedented rise in steel and other commodities during 2004. Labor inefficiencies also impacted these projects in prior years. The Marine segment’s contracts generally are now better protected against commodity cost increases. Increased demand for certain commercial vessels has allowed us to bid on projects with higher margins. For 2006, operating margins are impacted because a significant percentage of the Marine segment results are from a relatively low margin LCS contract which is a first-run military prototype vessel that is structured as a cost plus contract.

For the three months ended September 30, 2006, corporate expenses were $12.0 million compared to $6.8 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, corporate expense were $31.4 million compared to $17.6 million for the nine months ended September 30, 2005. The expensing of stock options, which began during the first quarter of 2006 contributed to the increase, Stock option expense during the three and nine months ended September 30, 2006 was $1.3 million and $4.4 million, respectively. Also contributing to the increase in corporate expenses during the third quarter of 2006 was approximately $2.1 million of legal and accounting expenses related to the company’s efforts to acquire Enodis. Finally, corporate expenses for both the three and nine months ended September 30, 2006 have been impacted by higher employee related costs, securitization fees and expenses, and other professional related expenses.

Analysis of Non-Operating Income Statement Items

Interest expense for the third quarter of 2006 was $10.2 million versus $13.5 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, interest expense was $36.0 million versus $40.4 million for the same period in 2005. The decrease in interest expense for both the three and nine months of 2006 versus the same periods in 2005 is the result of the company’s redemption of the 10 3/8% senior subordinated notes due 2011 during May of 2006. This decrease was slightly offset by an increase in the interest rate of our variable interest rate outstanding debt balances.

During May 2006, we redeemed our 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, we paid the note holders 105.188 percent of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. As a result of this redemption, we incurred a charge of $14.4 million ($9.4 million net of income taxes) related to the call premium ($11.2 million), write-off of unamortized debt issuance costs ($3.1 million) and other expenses ($0.1 million). The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

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

In December 2004, we sold, pursuant to an underwritten public offering, approximately 3.0 million shares (calculated prior to the stock split in 2006) of our common stock at a price of $36.25 per share (calculated prior to the stock split in 2006). Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million. On January 10, 2005, we completed the redemption of $61.3 million of the 10 ½% senior subordinated notes due 2012. As a result of this redemption, we incurred a charge of approximately $8.3 million ($5.4 million net of income taxes) for the early extinguishment of debt related to the prepayment premium paid to the note holders of $6.4 million, and the partial write-off of debt issuance costs of $1.9 million. The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

The effective tax rate for the nine months ended September 30, 2006 was 31.0% compared to 19.7% for the nine months ended September 30, 2005. Both periods were favorably affected, as compared to the statutory rate, by certain global tax planning initiatives. The lower effective tax rate in 2005 was the result of lower earnings, a research and development tax credit, and the realization of certain tax benefits that were previously reserved against due to their uncertainty.

The loss from discontinued operations, net of income taxes, for the nine months ended September 30, 2006 reflects the operating results of our discontinued Toledo Ship Repair operation. The closure of Toledo Ship Repair was completed during the first quarter of 2006 and no further results were realized from this operation. The results from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2005 reflect the operating results of our discontinued Toledo Ship Repair and DRI operations. The DRI operation was sold during the fourth quarter of 2005. In addition, during the third quarter of 2005, we recorded a $5.2 million pre-tax ($3.4 million after tax) charge for costs related to the closure of Toledo Ship Repair. This charge included $0.2 million related to severance agreements; $1.0 million for future lease payments; $0.3 million for the write-off of goodwill related to this business; $2.2 million for the write-down of certain assets (primarily property, plant and equipment and inventory) to estimated salvage value; and $1.5 million for closing and other related costs. This charge was recorded in loss on closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations during the third quarter of 2005.

Acquisitions

On May 26, 2006, we acquired substantially all of the assets and business operated by McCann’s Engineering & Mfg. Co. (McCann’s). Headquartered in Los Angeles, California, McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores. McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks. McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components. The aggregate consideration paid for the McCann’s acquisition was $37.1 million, including acquisition costs of approximately $0.7 million. The acquisition resulted in approximately $14.4 million of goodwill and $14.3 million of other intangibles being recognized by our Foodservice segment.

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

Financial Condition

First Nine Months of 2006

Cash and cash equivalents as of September 30, 2006 was $111.1 million, which represented a $118.4 million reduction of cash during the first nine months of 2006. Cash flow provided by operating activities of continuing operations totaled $129.2 million compared to $42.1 million for the first nine months of 2005. Cash flow during the first nine months of 2006 was driven by $122.3 million of net earnings, an increase of $74.7 million over net earnings for the first nine months of 2005. Accounts payable and accrued expenses positively impacted cash flow from operations with an $87.9 million increase. This was driven primarily by the increase in inventory in the Crane segment required to support the increase in production and higher seasonal inventory levels in Foodservice. During the first nine months of 2006, a $106.3 million increase in inventory and an increase in accounts receivable of $79.0 million negatively impacted cash flow from operations. The increase in accounts receivable was driven by higher sales in the Crane segment.

On May 26, 2006, the company acquired substantially all of the assets and business operated by McCann’s Engineering & Mfg. Co. (McCann’s). Headquartered in Los Angeles, California, McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores. McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks. McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components. The cash flow impact of this acquisition is included in business acquisition, net of cash acquired within the cash flow from investing section of the Consolidated Statement of Cash Flows.

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

Capital expenditures for year-to-date 2006 were $38.5 million. The company continues to invest capital in the Foodservice ERP system, the new China manufacturing facilities in the Crane and Foodservice segment, new manufacturing equipment, and new product tooling.

During May 2006, we redeemed our 175 million Euro ($216.9 million based on May 15, 2006 exchange rates) of 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, we paid the note holders 105.188 percent of the principal amount of the notes which included a call premium ($11.2 million) plus accrued and unpaid interest up to the redemption date. We utilized cash on hand and availability under our revolving credit facility to fund this redemption. The company continues to pay down the revolver with cash flow from operations.

First Nine Months of 2005

Cash and cash equivalents as of September 30, 2005 was $120.4 million. On January 10, 2005, we completed the redemption of $61.3 million of our 10 ½% senior subordinated notes due 2012, which required us to pay a premium to the note holders of $6.4 million. During the first nine months of 2005, accounts receivable and inventory increased $36.7 million and $101.7 million, respectively. These increases are primarily the result of higher sales in the Crane segment, increased backlog in the Crane segment and traditional seasonal inventory build-up in the Foodservice segment. Offsetting these increases in operating assets was a $48.0 million increase in accounts payable and accrued expenses, primarily associated with the increased inventory.

Capital expenditures for the first nine months of 2005 were $35.0 million. The company continued to invest capital in the Foodservice segment’s ERP system, the new China manufacturing facilities in the Crane and Foodservice segments, production machinery and equipment, and new product tooling.

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

Liquidity and Capital Resources

Our primary cash requirements include working capital, indebtedness payments, interest on indebtedness, capital expenditures, and dividends. The primary sources of cash for each of these are cash flows from continuing operations and borrowings under our five-year, $300 million secured revolving credit facility (Revolving Credit Facility). At September 30, 2006, we had $113.5 million in cash and short term investments along with $206.3 million of unused availability under the terms of the Revolving Credit Facility. Availability under the $300 million Revolving Credit Facility was reduced for borrowings of $67.6 million and letters of credit of $26.1 million as of September 30, 2006.

Our outstanding debt at September 30, 2006 consists of $67.6 million of borrowings under our Revolving Credit Facility, $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), $113.8 million of 10 1/2% senior subordinated notes due 2012 (Senior Subordinated Notes due 2012) , as well as outstanding amounts under foreign overdraft facilities and capital leases.

During May 2006, we redeemed our 175 million Euro ($216.9 million based on May 15, 2006 exchange rates) of 10 3/8% senior subordinated notes due 2011. As set forth in the notes’ articles of indenture, we paid the note holders 105.188 percent of the principal amount including a call premium ($11.2 million) plus accrued and unpaid interest up to the redemption date. We utilized cash on hand and availability under our Revolving Credit Facility to fund this redemption.

Our Revolving Credit Facility, in addition to $300 million of initial borrowing capacity, provides us the ability to access to an additional $250 million of borrowing capacity during the life of the facility under the same terms. Borrowings under the Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio as defined by the credit agreement. The annual commitment fee in effect at September 30, 2006 on the unused portion of the secured revolving credit facility was 0.15%. As of September 30, 2006, we had $67.6 million outstanding under the Revolving Credit Facility at an effective interest rate of 4.24%.

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

As of September 30, 2006, we also had outstanding $14.8 million of other indebtedness with a weighted-average interest rate of 6.0%. This debt includes outstanding bank overdrafts in Asia and Europe, and various capital leases.

As of September 30, 2006, we had four fixed-to-floating rate swap contracts which effectively converted $163.8 million of our fixed rate Senior Notes due 2013 and Senior Subordinated Notes due 2012 to variable rate debt. These contracts are considered to be hedges against changes in the fair value of the fixed rate debt obligation. Accordingly, the interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheet as a liability of $4.7 million as of September 30, 2006. Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. Changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statement of Operations. The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the three and nine months ended September 30, 2006. The fair value of these contracts, which represents the cost to settle these contracts, approximated a loss of $4.7 million at September 30, 2006.

Our Revolving Credit Facility, Senior Notes due 2013, and Senior Subordinated Notes due 2012 contain customary affirmative and negative covenants. In general, the covenants contained in the Revolving Credit Facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2012. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The Revolving Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the secured revolving credit facility. We were in compliance with all covenants as of September 30, 2006, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for us on January 1, 2008. We are currently assessing the impact, if any, the adoption of SFAS No. 157 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Under SFAS No. 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS No. 158 is effective for us as of December 31, 2006 and we estimate the adoption will increase our Pension and Other Postretirement liabilities by $10.0 million with a corresponding decrease in equity of approximately $6.5 million. The adoption of SFAS No. 158 will not have any impact on our Consolidated Statements of Operations or Cash Flows.

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

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 will have no material impact on our financial position, results of operations, or cash flows.

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

Date: November 1, 2006	The Manitowoc Company, Inc.
(Registrant)

/s/ Terry D. Growcock
Terry D. Growcock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
Senior Vice President, General Counsel and Secretary

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2006

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