Form 10-K
period 2006-12-31
MANITOWOC CO INC
filed 2007-03-01
CIK 61986

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                to

Commission File Number
1-11978

The Manitowoc Company, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0448110
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
2400 South 44th Street, Manitowoc, Wisconsin	54221-0066
(Address of principal executive offices)	(Zip Code)
(920) 684-4410
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	New York Stock Exchange
Common Stock Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act.
Yes ☑   No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.
Yes ☐   No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The Aggregate Market Value on June 30, 2006, of the registrant’s Common Stock held by non-affiliates of the registrant was $2,739,769,503 based on the closing per share price of $44.50 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2007, the most recent practicable date, was 62,139,062.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the annual Meeting of Shareholders, dated April 2, 2007 (the “2007 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

PART I

Item 1. Business

General

Founded in 1902, we are a diversified industrial manufacturer in three principal markets: Cranes and Related Products (Crane); Foodservice Equipment (Foodservice) and Marine. We have over a 100-year tradition of providing high-quality, customer-focused products and support services to our markets worldwide. For the year ended December 31, 2006 we had net sales of approximately $2.9 billion.

Our Crane business is a global provider of engineered lift solutions, offering one of the broadest lines of lifting equipment in our industry. We design, manufacture, market, and support a comprehensive line of crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks. Our Crane products are marketed under the Manitowoc, Grove, Potain, National, and Crane CARE brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.

On January 3, 2006, we acquired certain assets, rights and properties of ExacTech, Inc., a supplier of fabrication, machining, welding, and other services to various parties. Located in Port Washington, Wisconsin, ExacTech, Inc. (n/k/a Port Washington) provides these services exclusively to our U.S. based crane manufacturing facilities.

Our Foodservice business is a leading broad-line manufacturer of “cold side” commercial foodservice products. We design, manufacture and market full product lines of ice making machines, walk-in and reach-in refrigerators and freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling, and institutional foodservice markets. Our Foodservice products are marketed under the Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, McCann’s, Koolaire, Flomatic, Kyees, RDI, and other brand names.

On May 26, 2006, we acquired substantially all of the net assets and business operated by McCann’s Engineering & Mfg. Co. and McCann’s de Mexico, S.A. de C.V. (McCann’s). Headquartered in Los Angeles, California, with operations also in Tijuana, Mexico, McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores. McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks. McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components.

Our Marine segment provides new construction (commercial/government), ship repair and maintenance services for freshwater and saltwater vessels from three shipyards on the U.S. Great Lakes. Our Marine segment serves the Great Lakes maritime market consisting of U.S. and Canadian fleets, inland waterway operators, and ocean going vessels that transit the Great Lakes and St. Lawrence Seaways.

Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54220.

The Manitowoc Company, Inc. — 2006 Form 10-K	1

Financial Information About Business Segments

The following is financial information about the Crane, Foodservice and Marine segments for the years ended December 31, 2006, 2005 and 2004. The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments. These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense, and income tax expense. The company evaluates segment performance based upon profit and loss before the aforementioned expenses. Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segment’s operating earnings for each year below. Amounts are shown in millions of dollars.

	2006	2005	2004
Net sales from continuing operations:
Cranes and Related Products	$2,235.4	$1,628.7	$1,248.5
Foodservice Equipment	415.4	399.6	377.2
Marine	282.5	225.8	219.2
Total	$2,933.3	$2,254.1	$1,844.9
Operating earnings (loss) from continuing operations:
Crane and Related Products	$280.6	$115.5	$57.0
Foodservice Equipment	56.2	54.9	55.7
Marine	11.3	(9.2)	16.5
Corporate	(42.4)	(24.8)	(21.2)
Amortization expense	(3.3)	(3.1)	(3.1)
Operating earnings from continuing operations	$302.4	$133.3	$104.9
Capital expenditures:
Cranes and Related Products	$51.3	$32.9	$24.2
Foodservice Equipment	10.9	16.9	11.8
Marine	3.1	4.1	4.3
Corporate	2.3	1.0	2.9
Total	$67.6	$54.9	$43.2
Total assets:
Crane and Related Products	$1,572.4	$1,224.7	$1,279.7
Foodservice Equipment	340.1	313.2	302.9
Marine	120.9	123.3	110.3
Corporate	186.1	300.6	235.2
Total	$2,219.5	$1,961.8	$1,928.1

2	The Manitowoc Company, Inc. — 2006 Form 10-K

Products And Services

We sell our products categorized in the following business segments:

Business Segment	Percentage of 2006 Net Sales	Key Products	Key Brands
Cranes and Related Products	76%

Lattice-boom Cranes: which include crawler and truck mounted lattice-boom cranes, and crawler crane attachments; Tower Cranes: which include top slewing luffing jib, topless, and self-erecting tower cranes; Mobile Telescopic Cranes: including rough-terrain, all-terrain, truck-mounted and industrial cranes; Boom Trucks: which include telescopic and articulated boom trucks; Parts and Service: which include replacement parts, product services, crane rebuilding and remanufacturing services

			Manitowoc Potain Grove National CraneCARE
Foodservice Equipment	14%

Commercial ice-cube machines, ice flakers, and storage bins; ice/beverage dispensers; long-draw soft-drink and beer dispensing systems; walk-in refrigerators and freezers; reach-in refrigerators and freezers; refrigerated under-counters and food prep tables; post-mix beverage dispensing valves; cast aluminum cold plates; carbonator tanks; compressor racks and modular refrigeration systems; backroom beverage equipment distribution

			Manitowoc SerVend Mutipex Kolpak Harford-Duracool McCall McCann’s Koolaire Flomatic Kyees RDI Snoball
Marine	10%

New construction services for commercial, government, and military vessels of all varieties, including research vessels, ice breakers, ferries, patrol boats, self-unloading bulk carriers, double-hull tank barges, articulated tug/barges (AT/B units) and dredges; military vessels; inspection, maintenance and repair of freshwater and saltwater vessels.

Cranes and Related Products

Our Crane segment designs, manufactures and/or distributes a diversified line of crawler and truck mounted lattice-boom cranes, which we sell under the “Manitowoc” name. Our Crane segment also designs and manufactures a diversified line of top slewing and self erecting tower cranes, which we sell under the “Potain” name. We design and manufacture mobile telescopic cranes which we sell under the “Grove” name. We also design and manufacture a comprehensive line of hydraulically powered telescopic and articulated boom trucks, which we sell under the “National” brand name. We also provide crane product parts and services, and crane rebuilding and remanufacturing services which are delivered under the “Crane CARE” brand name. In some cases our products are manufactured for us or distributed for us under strategic alliances. Our crane products are used in a wide variety of applications throughout the world, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.  Many of our customers purchase one or more crane(s) together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Various crane models combined with available options have lifting capacities up to 1,433 U.S. tons.

Lattice-boom Cranes. Under the Manitowoc brand name we design, manufacture and distribute lattice-boom crawler cranes. Lattice-boom cranes consist of a lattice-boom, which is a fabricated, high-strength steel structure that has four chords and tubular lacings, mounted on a base which is either crawler or truck mounted. Lattice-boom cranes weigh less and provide higher lifting capacities than a telescopic boom of similar length. The lattice-boom cranes are the only category of crane that can pick and move simultaneously. The lattice-boom sections, together with the crane base, are transported to and erected at a project site.

We currently offer models of lattice-boom cranes with lifting capacities up to 1,433 U.S. tons, which are used to lift material and equipment in a wide variety of applications and end markets, including heavy construction, bridge and highway, duty cycle and infrastructure and energy related projects. These cranes are also used by the crane rental industry, which serves all of the above end markets.

Lattice-boom crawler cranes may be classified according to their lift capacity — low capacity and high capacity. Low capacity crawler cranes with 150-U.S. ton capacity or less are often utilized for general construction and duty cycle applications. High capacity crawler cranes with greater than 150-ton capacity are utilized to lift materials in a wide variety of applications and are often utilized in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer six low-capacity models

The Manitowoc Company, Inc. — 2006 Form 10-K	3

and eight high-capacity models. We also manufacture lattice-boom, self erecting truck cranes. These cranes serve the same markets as our high capacity crawler cranes. They differ from their crawler counterparts only in that they are mounted on a truck rather than a crawler and can travel at highway speeds.

We also offer our lattice-boom crawler crane customers various attachments that provide our cranes with greater capacity in terms of height, movement and lifting. Our principal attachments are: MAX-ER™ attachment, luffing jibs, and RINGER® attachments. The MAX-ER is a trailing, counterweight, heavy-lift attachment that dramatically improves the reach, capacity and lift dynamics of the basic crane to which it is mounted. It can be transferred between cranes of the same model for maximum economy and occupies less space than competitive heavy-lift systems. A luffing jib is a fabricated structure similar to, but smaller than, a lattice-boom. Mounted at the tip of a lattice-boom, a luffing jib easily adjusts its angle of operation permitting one crane with a luffing jib to make lifts at additional locations on the project site. It can be transferred between cranes of the same model to maximize utilization. A RINGER attachment is a high-capacity lift attachment that distributes load reactions over a large area to minimize ground-bearing pressure. It can also be more economical than transporting and setting up a larger crane.

Tower Cranes. Under the Potain brand name we design and manufacture tower cranes utilized primarily in the building and construction industry. Tower cranes offer the ability to lift and distribute material at the point of use more quickly and accurately than other types of lifting machinery without utilizing substantial square footage on the ground. Tower cranes include a stationary vertical tower and a horizontal jib with a counterweight, which is placed near the vertical tower. A cable runs through a trolley which is on the jib, enabling the load to move along the jib. The jib rotates 360 degrees, thus increasing the crane’s work area. Except when using a remote control device, operators occupy a cabin, located where the jib and tower meet, which provides superior visibility above the worksite. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self-erecting, and special cranes for dams, harbors and other large building projects. Top slewing cranes are the most traditional form of tower cranes. Self-erecting cranes are bottom slewing cranes which have counterweight located at the bottom of the tower and which are able to be erected, used and dismantled on job sites without assist cranes.

Top slewing tower cranes have a tower and multi-sectioned horizontal jib. These cranes rotate from the top of their mast and can increase in height with the project. Top slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. We offer 37 models of top slewing tower cranes with maximum jib lengths of 85 meters and lifting capabilities ranging between 40 and 3,600 meter-tons. These cranes are generally sold to medium to large building and construction groups, as well as rental companies.

Topless tower cranes are a type of top slewing crane and, unlike all others, have no cathead or jib tie-bars on the top of the mast. The cranes are utilized primarily when overhead height is constrained or in situations where several cranes are installed close together. We currently offer 7 models of topless tower cranes with maximum jib lengths of 75 meters and lifting capabilities ranging between 90 and 300 meter-tons.

Luffing jib tower cranes, which are a type of top slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. We currently offer 7 models of luffing jib tower cranes with maximum jib lengths of 60 meters and lifting capabilities ranging between 90 and 600 meter-tons.

Self-erecting tower cranes are mounted on axles or transported on a low-loader trailer. One line of tower cranes is marked under the name Igo. The lower segment of the range (Igo cranes up to Igo36) unfolds in four sections, two for the tower and two for the jib. The smallest of our models unfolds in less than 8 minutes; larger models erect in a few hours. Self erecting cranes rotate from the bottom of their mast. We offer 25 models of self erecting cranes with maximum jib lengths of 50 meters and lifting capacities ranging between 10 and 120 meter-tons which are utilized primarily in low to medium rise construction and residential applications.

Mobile Telescopic Cranes. Under the Grove brand name we design and manufacture 35 models of mobile telescopic cranes utilized primarily in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes are similar to lattice-boom cranes in that they are designed to lift heavy loads using a mobile carrier as a platform, enabling the crane to move on and around a job site without typically having to re-erect the crane for each particular job. Additionally, many mobile telescopic cranes have the ability to drive between sites, and some are permitted on public roadways. We currently offer the following four types of mobile telescopic cranes capable of reaching tip heights of 427 feet with lifting capacities up to 550 tons: (i) rough-terrain, (ii) all-terrain, (iii) truck-mounted, and (iv) industrial.

Rough-terrain cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a work site. We produce, under the Grove brand name, 10 models of rough-terrain cranes capable of tip heights of up to 279 feet and maximum load capacities of up to 130 U.S. tons.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. We

4	The Manitowoc Company, Inc. — 2006 Form 10-K

produce, under the Grove brand name, 14 models of all-terrain cranes capable of tip heights of up to 427 feet and maximum load capacities of up to 550 tons.

Truck-mounted cranes are designed to provide simple set-up and long reach high capacity booms and are capable of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. We produce, under the Grove brand name, 4 models of truck-mounted cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 90 U.S. tons.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs. We distribute, under the Grove brand name, 8 models of industrial cranes capable of tip heights of up to 92 feet and maximum load capacities of up to 22 tons. On January 3, 2007 we acquired from our private label manufacturer all the rights to manufacture the industrial cranes.

Boom Trucks. We offer our hydraulic and articulated boom truck products under the National Crane product line. A boom truck is a hydraulically powered telescopic crane or articulated crane mounted on a truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site, while articulated boom trucks are utilized primarily to load and unload truck beds at a job site. We currently offer, under the National Crane brand name,  15 models of telescoping and 8 models of articulating cranes capable of reaching maximum heights of 176 feet and lifting capacity up to 40 U.S. tons.

Backlog. The year-end backlog of crane products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for the Crane segment at December 31, 2006 was $1,534.3 million, as compared with $866.1 million at December 31, 2005.

Foodservice Equipment

Our Foodservice segment designs, manufactures and markets commercial ice-cube and flaker machines and storage bins; walk-in refrigerators and freezers; reach-in refrigerators and freezers; refrigerated undercounter and food preparation tables; ice/beverage dispensers; post-mix beverage dispensing valves; cast aluminum cold plates; carbonator tanks; long-draw beer dispensing systems; compressor racks and modular refrigeration systems; pumps; valves; and backroom beverage equipment distribution services. Products are sold under the brand names Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, McCann’s, Koolaire, Flomatic, Kyees, RDI, and other brand names.

Ice-Cube Machines, Ice Flaker Machines and Storage Bins. Ice machines are classified as either self-contained or modular machines and can be further classified by size, capacity and the type of ice they produce. There are two basic types of ice made by ice machines: cubes and flakes. Machines that make ice cubes, the most popular type of machine, are used by the foodservice industry for drinks, ice displays and salad bars. Flake ice is used to a great extent in processing applications, such as keeping meats and seafood fresh, as well as in medical facilities for use in ice packs.

Our subsidiary Manitowoc Ice, Inc. manufactures 26 models of commercial ice machines under the Manitowoc and Snoball brand names, serving the foodservice, convenience store, healthcare, restaurant and lodging markets. Our ice machines make ice in cube and flake form, and range in daily production capacities from 45 to 2,150 pounds. The ice-cube machines are either self-contained units, which make and store ice, or modular units, which make, but do not store ice. We offer the world’s only commercial ice making machines with patented cleaning and sanitizing technology. This feature eliminates the downtime and labor costs associated with periodic cleaning of the water distribution system. Majority of the units feature patented technology with environmentally friendly hydrofluorocarbon refrigerants. We also manufacture the patented QuietQube ice-cube machines, which feature CVD, or cool vapor defrost, technology, operate heat-free, are 75% quieter than non-CVD units and produce more ice in a smaller footprint. These QuietQube machines are ideally suited for use in new restaurants, which often feature more open designs, and for use with the self-service beverage systems increasingly found in quick service restaurants and convenience stores. Our ice machines are sold throughout North America, Europe and Asia.

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

Reach-in Refrigerators and Freezers. Reach-in refrigerators and freezers are typically constructed from stainless steel and have a thick layer of insulation in the walls, doors and floor. The cabinets have one to three doors, made of either glass or steel, and come in a variety of sizes with storage capabilities up to 72 cubic feet. Although reach-ins resembles household refrigerators, commercial versions utilize few plastic parts, incorporate larger compressor units and do not usually combine refrigerator and freezer compartments in the same unit. These design features stem from the heavy duty usage needs of most reach-ins by customers. For example, in contrast to the typical household refrigerator, commercial reach-ins may be opened and closed hundreds of times per day, placing mechanical strain on the structure and greatly increasing the cooling load on

The Manitowoc Company, Inc. — 2006 Form 10-K	5

the refrigeration system. We market these products under our McCall, Kolpak, and Koolaire brand names. We offer over 60 self-contained upright and under-counter refrigeration equipment units, including a full line of reach-ins and refrigerated food preparation equipment for restaurants, institutions and commissaries. We also manufacture custom-built units for select national chains restaurants.

Beverage Dispensers and Other Products. Our subsidiary Manitowoc Beverage Equipment, Inc. produces, beverage dispensers, ice/beverage dispensers, post-mix dispensing valves and cast aluminum cold plates and related equipment for use by quick service restaurants, convenience stores, bottling operations, movie theaters, and the soft-drink industry. Ice/beverage dispensers include traditional combination ice/beverage dispensers, drop-in dispensers and electric countertop units. Dispensing systems are manufactured for the dispensing of soda, juice, water, beer and other specialty drinks. Soda systems include remote systems that produce cold carbonated water and chill incoming water and syrup prior to delivery to dispensing towers.

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

On May 26, 2006, we acquired substantially all of the net assets and business operated by McCann’s. Headquartered in Los Angeles, California, and with a manufacturing location in Tijuana, Mexico, McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores. McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks. McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components.

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2006 and 2005 was not significant because orders are generally filled within 24 to 48 hours.

Marine

We operate three shipyards located in Marinette, Wisconsin; Sturgeon Bay, Wisconsin; and Cleveland, Ohio.

Marinette, Wisconsin. Marinette Marine Corporation (Marinette) was founded along the Menominee River in Marinette, Wisconsin in 1942 to meet America’s growing need for naval construction. Since its first contract to build five wooden barges, Marinette has built more than 1,300 vessels. Marinette is a full service shipyard with in-house capabilities to design and construct the most complex military and commercial vessels.  The Marinette facility has 300,000 square feet of heated indoor production area, 53,000 square feet of secure indoor warehouse and receiving area, a 4,500 long ton certified ship launch ways and a 1,600 ton ship transport system. These features of the Marinette facility allow the vessels to be constructed and outfitted completely indoors. When ready for launching, they are moved outdoors. Typically, vessels are significantly material and labor complete when launched which allows for high quality of finished product and greater manufacturing efficiency.

Sturgeon Bay, Wisconsin. Located in Sturgeon Bay, Wisconsin, Bay Shipbuilding Co. (Sturgeon Bay) is an industry leader in the construction of Oil Pollution Act (OPA) ‘90 double-hulled tank vessels, articulated tug and barge (AT/B) units, dredges, and dredging support equipment, along with bulk cargo self unloading solutions. This shipyard specializes in large ship construction projects and repair work. Our Sturgeon Bay shipyard consists of approximately 55 acres of waterfront property, approximately 295,000 square feet of enclosed manufacturing and office space, a 140-foot by 1,158-foot graving dock, a 250-foot graving dock, and a 600-foot, 7,000-ton, floating dry dock.

Cleveland, Ohio. Cleveland Shiprepair Company specializes in all types of voyage and topside marine repair.

Backlog The year-end backlog for our Marine segment includes new project work to be completed over a series of years and repair and maintenance work presently scheduled which will be completed in the next year. At December 31, 2006, the backlog for our Marine segment approximated $422 million, compared to $152 million one year ago. The backlog is primarily made up of new vessel construction projects and does not include options for additional vessels, yet to be awarded.

Raw Materials and Supplies

The primary raw materials that we use are structural and rolled steel, aluminum, and copper, which is purchased from various domestic and international sources. We also purchase engines and electrical equipment and other semi- and fully-processed materials. Our policy is to maintain, wherever possible, alternate sources of supply for our important materials and parts. We maintain inventories of steel and other purchased material. We have been successful in our goal to maintain alternative sources of raw materials and supplies, and therefore are not dependent on a single source for any particular raw material or supply.

Patents, Trademarks, and Licenses

We hold numerous patents pertaining to our crane and foodservice products, and have presently pending applications for additional patents in the United States and foreign countries. In addition, we have various registered and

6	The Manitowoc Company, Inc. — 2006 Form 10-K

unregistered trademarks and licenses that are of material importance to our business and believe our ownership of this intellectual property is adequately protected in customary fashions under applicable law. No single patent, trademark or license is critical to our overall business.

Seasonality

Typically, the second and third quarters represent our best quarters for our consolidated financial results. In our Crane segment, summer represents the main construction season. Customers require new machines, parts, and service during that season. Since the summer brings warmer weather, there is also an increase in the use and replacement of ice machines, as well as new construction and remodeling within the foodservice industry. As a result, distributors build inventories during the second quarter for the increased demand. More recently, due to the strengthening end markets for our Crane segment, the traditional seasonality has been slightly muted due to strong cyclical demand, as well as more diversified product and geographic end markets. In our Marine segment, the Great Lakes shipping industry’s sailing season is normally April through December. Thus, barring any emergency grounding, the majority of repair and maintenance work is performed during the winter months and the work is typically completed during the first and second quarter of the year. As a result our overall increase in new construction project work in our Marine segment, the seasonality of our traditional repair and maintenance work is less extreme as new construction projects are performed throughout the year.

Competition

We sell all of our products in highly competitive industries. We compete in each of our industries based on product design, quality of products and aftermarket support services, product performance, maintenance costs, and price. Our competitors may have greater financial, marketing, manufacturing or distribution resources than we do. We believe that we benefit from the following competitive advantages: a strong brand name, a reputation for quality products and aftermarket support services, an established network of global distributors, broad product line offerings in the markets we serve, and a commitment to engineering design and product innovation. However, we cannot be certain that our products and services will continue to compete successfully with our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers. The following table sets forth our primary competitors in each of our business segments:

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-boom Crawler Cranes	Hitachi Sumitomo; Kobelco; Liebherr; Sumitomo/Link-Belt; Terex; XCMG; Fushun; Zoomlion; and Sany
	Tower Cranes	Comansa; Terex Comedil/Peiner; Liebherr; FM Gru; Jaso; Raimondi; FMGru; Viccario; Saez; Benezzato; Cattaneo; Sichuan Construction Machinery; Shenyang; Zoomlion; Jiangilu; and Yongmao
	Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex; Changjiang; Tadano; XCMG; Kato; and Zoomlion
	Boom Trucks	Terex; Manitex; Altec; Elliott; Tadano; Fassi; Palfinger; Furukawa; and Hiab
Foodservice Equipment	Ice Machines	Hoshizaki; Scotsman; Follet; Ice-O-Matic
	Ice/Beverage Dispensers	Automatic Bar Controls; Celli; Cornelius; Enodis; Hoshizaki/Lancer Corporation; and Vin Service
	Walk-in Refrigerators/Freezers	American Panel; ICS; Nor-Lake; Master-Bilt; Thermo-Kool; and W.A. Brown
	Reach-in Refrigerators/Freezers	Beverage Air; Delfield; Traulsen; and True Foodservice
Marine	Ship Repair and Construction	Atlantic Marine; Bender Shipbuilding & Repair; Bollinger-Lockport & Larose; Fraser Shipyards; VT Halter Marine; and Port Weller Drydocks

Engineering, Research and Development

Our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at all of our significant manufacturing facilities. We have a staff of engineers and technicians on three continents that are responsible for improving existing products and developing new products. We incurred research and development expenditures of $31.2 million in 2006, $26.0 million in 2005 and $21.4 million in 2004.

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

The Manitowoc Company, Inc. — 2006 Form 10-K	7

critical to their profitable operations. As part of our ongoing commitment to provide superior products, we intend to continue our efforts to design products that meet evolving customer demands and reduce the period from product conception to product introduction.

Employee Relations

We employ approximately 9,500 persons and have labor agreements with 12 union locals in North America. In addition, a large majority of our European employees belong to European trade unions. There were no work stoppages during 2006, 2005 or 2004, however, the following work stoppages occurred during 2003 and 2002:

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

In 2007, one collective bargaining contract expires at Marinette Marine Corporation. We believe that we have satisfactory relations with our union and, therefore, anticipate reaching a new agreement on satisfactory terms when the existing agreement expires.

Available Information

Our Internet address is www.manitowoc.com. Where we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

Geographic Areas

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2006	2005	2004	2006	2005
United States	$1,535.1	$1,177.7	$981.6	$594.5	$569.2
Other North America	80.5	38.7	36.4	—	—
Europe	817.0	679.4	576.8	424.3	387.0
Asia	170.4	118.2	106.1	43.7	38.9
Middle East	167.8	112.9	71.0	1.3	0.5
Central and South America	54.0	34.8	24.2	—	—
Africa	50.6	37.3	15.8	—	—
South Pacific and Caribbean	5.0	8.0	4.8	5.8	6.0
Australia	52.9	47.1	28.2	7.2	6.8
Total	$2,933.3	$2,254.1	$1,844.9	$1,076.8	$1,008.4

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

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, the demand for our crane products is cyclical and is impacted by the strength of the economy generally, interest rates and other factors that may have an effect on the level of construction activity on an international, national or regional basis. During periods of expansion in construction activity, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products. In addition, the strength of the economy generally may affect the rates of expansion, consolidation, renovation and equipment replacement within the restaurant, lodging, convenience store and healthcare industries, which may affect the performance of our Foodservice segment. Furthermore, an economic recession may impact leveraged companies, as Manitowoc has been at times, more than competing companies with less leverage and may have a material adverse effect on our financial condition, results of operations and cash flows.

8	The Manitowoc Company, Inc. — 2006 Form 10-K

Products in our Crane and Marine segments depend in part on federal, state, local and foreign governmental spending and appropriations, including infrastructure, security and defense outlays. Reductions in governmental spending can affect demand for our products, which in turn can affect our performance.

Weather conditions can substantially affect our Foodservice segment, as relatively cool summer weather and cooler-than-normal weather in hot climates tend to decrease sales of ice and beverage dispensers. In addition, weather conditions can affect our Marine segment. A mild winter can keep the fleet sailing longer through the winter repair season thus deferring repair activity for Marine.

Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions may cause customers to forego or postpone new purchases in favor of repairing existing machinery.

A substantial portion of our growth has come through acquisitions. We may not be able to identify or complete future acquisitions, which could adversely affect our future growth.

Our growth strategy historically has been based in part upon acquisitions. Our successful growth through acquisitions depends upon our ability to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete acquisitions in the future. In addition, our level of indebtedness may increase in the future if we finance other acquisitions with debt. This would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. We cannot assure that future acquisitions will not have a material adverse effect on our financial condition, results of operations and cash flows.

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

We sell most of our products in highly competitive industries. We compete in each of those industries based on product design, quality of products, quality and responsiveness of product support services, product performance, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing and distribution resources than we do. We cannot be certain that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.

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

The Manitowoc Company, Inc. — 2006 Form 10-K	9

could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers — including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters — may impair our ability to satisfy our customers and could adversely affect our financial performance.

We increasingly manufacture and sell our products outside of the United States, which may present additional risks to our business.

For the years ended December 31, 2006, 2005, and 2004, approximately 47.7%, 47.8% and 46.8%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding international sales is part of our growth strategy. We have several manufacturing facilities located in Europe and Asia and during 2005 constructed two new facilities in Asia. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and the transfer to the new facilities and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We employ approximately 9,500 people and have labor agreements with 12 union locals in North America. In addition, a large majority of our European employees belong to European trade unions. These collective bargaining or similar agreements expire at various times in each of the next several years. We believe that we have satisfactory relations with our unions and, therefore, anticipate reaching new agreements on satisfactory terms as the existing agreements expire. However, we may not be able to reach new agreements without a work stoppage or strike and any new agreements that are reached may not be reached on terms satisfactory to us. A prolonged work stoppage or strike at any one of our manufacturing facilities could have a material adverse effect on our financial condition, results of operations and cash flows.

If we fail to protect our intellectual property rights or maintain our rights to use licensed intellectual property, our business could be adversely affected.

Our patents, trademarks and licenses are important in the operation of our businesses. Although we intend to protect our intellectual property rights vigorously, we cannot be certain that we will be successful in doing so. Third parties may assert or prosecute infringement claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claimed infringement of the rights of others, could result in substantial costs and in a diversion of our resources. In addition, if a third party would prevail in an infringement claim against us, then we would likely need to obtain a license from the third party on commercial terms, which would likely increase our costs. Our failure to maintain or obtain necessary licenses or an adverse outcome in any litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our financial condition, results of operations and cash flows.

Our results of operations may be negatively impacted by product liability lawsuits.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, sales and use of our products, especially our crane products. Certain of our businesses also have experienced claims relating to past asbestos exposure. Neither we nor our affiliates have to date incurred material costs related to these asbestos claims. We vigorously defend ourselves, however, a substantial increase in the number of claims that are made against us or the amounts of any judgments or settlements could, however, materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

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

10	The Manitowoc Company, Inc. — 2006 Form 10-K

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

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material, although we can give no assurances. We also cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities, or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs or penalties which could be material. Further, environmental laws and regulations are constantly evolving and it is impossible to predict accurately the effect they may have upon our financial condition, results of operations or cash flows.

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

In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency. We attempt to reduce currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency by:

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

As of December 31, 2006, our total consolidated debt was $268.4 million. Although this level is significantly down from previous peaks, our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other things, our ability to incur additional debt; pay dividends on or repurchase our equity;

The Manitowoc Company, Inc. — 2006 Form 10-K	11

make investments; and consolidate, merge or transfer all or substantially all of our assets. In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our business objectives. We cannot be certain that we will meet any future financial tests or that the lenders will waive any failure to meet those tests.

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

The company is in the process of implementing a global ERP system in its Foodservice segment.

The company is in the process of implementing a new global ERP system in its Foodservice segment. This system will replace many of the company’s existing operating and financial systems. Such an implementation is a major undertaking both financially and from a management and personnel perspective. Should the system not be implemented successfully and within budget or if the system does not perform in a satisfactory manner, it could be disruptive and or adversely affect the operations and results of operations of the company, including the ability of the company to report accurate and timely financial results.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES OWNED

The following table outlines the principal facilities we own or lease as of December 31, 2006:

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Cranes and Related Products
Europe/Asia
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Moulins, France	Manufacturing/Office	355,000	Owned/Leased
Charlieu, France	Manufacturing/Office	323,000	Owned/Leased
Zhangjiagang, China	Manufacturing	245,500	Owned/Leased
Walldorf, Germany	Office	184,000	Owned
Fanzeres, Portugal	Manufacturing	183,000	Leased
La Clayette, France	Manufacturing/Office	161,000	Owned/Leased
Niella Tanaro, Italy	Manufacturing	105,500	Owned
Ecully, France	Office	85,000	Owned
Alfena, Portugal	Office	84,000	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Osny, France	Office/Storage/Repair	43,000	Owned
Decines, France	Logistics	47,500	Leased
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Naia, Portugal	Manufacturing	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Sunderland, United Kingdom	Office/Storage	14,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office	8,000	Owned
Singapore	Office	7,000	Leased
Lisbonne, Portugal	Office	6,500	Owned
United States
Shady Grove, Pennsylvania	Manufacturing/Office	1,182,300	Owned
Manitowoc, Wisconsin	Manufacturing/Office	278,000	Owned
Quincy, Pennsylvania	Manufacturing	36,000	Owned
Bauxite, Arkansas	Manufacturing/Office	22,000	Owned
Port Washington, Wisconsin	Manufacturing	51,000	Owned
12	The Manitowoc Company, Inc. — 2006 Form 10-K

Foodservice Equipment
Europe/Asia
Hangzhou, China	Manufacturing/Office	260,000	Owned/Leased
United States and Mexico
Manitowoc, Wisconsin	Manufacturing/Office	376,000	Owned
Parsons, Tennessee(1)	Manufacturing	214,000	Owned
Sparks, Nevada	Manufacturing/Office	150,000	Leased
Sellersburg, Indiana	Manufacturing/Office	140,000	Owned
River Falls, Wisconsin	Manufacturing	133,000	Owned
La Mirada, California	Manufacturing/Office	77,000	Leased
Aberdeen, Maryland	Manufacturing/Office	67,000	Owned
Los Angeles, California	Manufacturing/Office	90,000	Leased
Los Angeles, California	Manufacturing	29,000	Leased
Manitowoc, Wisconsin	Office	13,000	Leased
Tijuana, Mexico	Manufacturing	30,000	Leased
Marine
Marinette, Wisconsin	Shipyard	450,000	Owned
Sturgeon Bay, Wisconsin	Shipyard	220,000	Owned/Leased
Cleveland, Ohio	Marine Repair and Storage	8,000	Leased
Corporate
Manitowoc, Wisconsin	Office	34,000	Owned
Manitowoc, Wisconsin	Hanger Ground Lease	31,320	Leased

(1)     There are three separate locations within Parsons, Tennessee.

In addition, we lease sales office and warehouse space for our Crane segment in Begles, France; Lille, France; Nantes, France; Rouen, France; Toulouse, France; Nice, France; Orleans, France; Sainte Lauent de Mure, France; Persans, France; Vitry sur Seine, France; Parabiago, Italy; Meath Ireland; Munich, Germany; Budapest, Hungary; Warsaw, Poland; Sydney, Australia; Beijing, China; Dubai, UAE; Makati City, Philippines; Moscow, Russia; the Czech Republic; Manitowoc, Wisconsin; Shanghai, China; Monterrey, Mexico; Sao Paulo, Brazil;  and Reno, Nevada. We lease office and warehouse space for our Foodservice segment in Franklin, Tennessee; Salem, Virginia; Irwindale, California; Holland, Ohio; Decaturville, Tennessee; Sparks, Nevada; and Clackames, Oregon and Ecully, France. We also own sales offices and warehouse facilities for our Crane segment in Northhampton, England and Dole, France.

See Note 19 “Leases” to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding leases.

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

For information concerning other contingencies and uncertainties, see Note 15, “Contingencies and Significant Estimates” to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

The Manitowoc Company, Inc. — 2006 Form 10-K	13

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2006.

Executive Officers of the Registrant

Each of the following officers of the company has been elected by the Board of Directors. The information presented is as of February 25, 2007.

Name	Age	Position With The Registrant	Principal Position Held Since
Terry D. Growcock	61	Chairman & Chief Executive Officer	1998
Carl J. Laurino	45	Senior Vice President and Chief Financial Officer	2004
Thomas G. Musial	55	Senior Vice President of Human Resources and Administration	2000
Maurice D. Jones	47	Senior Vice President, General Counsel and Secretary	2004
Dean J. Nolden	38	Vice President of Finance and Assistant Treasurer	2005
Mary Ellen Bowers	50	Vice President Corporate Development	2004
Glen E. Tellock	46	Senior Vice President — President Crane Segment	2002
Robert P. Herre	54	Senior Vice President — President Marine Segment	2005

Terry D. Growcock has been the company’s president and chief executive officer since 1998 and has served as chairman of the board since October 2002. He has also been a director since 1998. Mr. Growcock joined the company in 1994 as executive vice president and general manager of Manitowoc Ice. In March 1995, he was appointed president of Manitowoc Foodservice Group and served in that capacity until his promotion to president and chief executive officer in 1998. Prior to joining the company, Mr. Growcock served in numerous management and executive positions with Siebe plc and United Technologies Corporation. Currently, Mr. Growcock also serves as a director of Harris Corporation and Bemis Manufacturing Company, Chairman of Wisconsin Manufactures and Commerce, and director of the National Association of Manufacturers.

Carl J. Laurino was named senior vice president and chief financial officer in May 2004. He had served as Treasurer since May 2001. Mr. Laurino joined the company in January 2000 as assistant treasurer and served in that capacity until his promotion to treasurer. Previously, Mr. Laurino spent 15 years in the commercial banking industry with Firstar Bank (n/k/a US Bank), Norwest Bank (n/k/a Wells Fargo), and Associated Bank. During that period, Mr. Laurino held numerous positions of increasing responsibility including commercial loan officer with Norwest Bank, Vice President—Business Banking with Associated Bank and Vice President and Commercial Banking Manager with Firstar.

Thomas G. Musial has been senior vice president of human resources and administration since 2000. Previously, he was vice president of human resources and administration (1995 to 2000), manager of human resources (1987to 1995), and personnel/industrial relations specialist (1976 to 1987).

Maurice D. Jones has been general counsel and secretary since 1999 and was elected vice president in 2002 and a senior vice president in 2004. Prior to joining the company, Mr. Jones was a partner in the law firm of Davis and Kuelthau, S.C., and served as legal counsel for Banta Corporation.

Dean J. Nolden was named vice president of finance and assistant treasurer in May 2005. Mr. Nolden joined the company in November 1998 as corporate controller and served in that capacity until his promotion to Vice President Finance and Controller in May 2004. Prior to joining the company, Mr. Nolden spent eight years in public accounting in the audit practice of PricewaterhouseCoopers LLP. He left that firm in 1998 as an audit manager.

Mary Ellen Bowers joined the company in November of 2004 as vice president of corporate development. Prior to joining the company, Ms. Bowers spent 23 years with Alcoa Inc. During that period Ms. Bowers held numerous positions of increasing responsibility including vice president and general manager, Aerospace and Industrial Products forging group, director Alcoa global business design, vice president and director, strategic planning and information technology, and manager strategic planning.

Glen E. Tellock has been senior vice president of The Manitowoc Company, Inc. and president of Manitowoc Crane Group since 2002. Previously, he served as our senior vice president and chief financial officer (1999 to 2002), vice president of finance and treasurer (1998 to 1999), corporate controller (1992 to 1998) and director of accounting (1991 to

14	The Manitowoc Company, Inc. — 2006 Form 10-K

1992). Prior to joining the company, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as audit manager for Ernst & Whinney.

Robert P. Herre joined the company in February of 2005 as senior vice president of The Manitowoc Company, Inc. and president of Manitowoc Marine Group. Prior to joining the company, Mr. Herre served as executive vice president and head of operations for Trinity Marine Group, joining that company in 2003. From 1991 to 2003 Mr. Herre held numerous positions within American Commercial Lines, LLC, including president and chief operating officer Jeffboat, vice president maintenance and vessel management American Commercial Barge Line, vice president and general manager American Commercial Terminals, vice president, employee relations Jeffboat and vice president, engineering.

Effective December 31, 2006, Timothy J. Kraus, President of Manitowoc Foodservice Group and Senior Vice President of The Manitowoc Company, Inc., retired from the company. Mr. Kraus, 53, had been senior vice president of The Manitowoc Company since 2004, and president and general manager of Manitowoc’s Foodservice Group since 2000. He served as executive vice president and general manager of Manitowoc Ice, Inc. having joined the company as its national sales manager. His retirement from Manitowoc culminates a 32-year career in the foodservice industry.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol MTW. At December 31, 2006, the approximate number of record shareholders of common stock was 2,531. The amount and timing of the annual dividend is determined by the board of directors at regular times each year. In December 2004 the company paid a cash dividend to share holders totaling $0.14 per share of common stock. At its February 2005 meeting, the board of directors approved the return to a quarterly dividend payment beginning with the first quarter of 2005. Quarterly dividends in the amount of $0.035 per share were paid in March, June, September and December of 2006 and 2005.

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

The high and low sales prices of the common stock were as follows for 2006, 2005 and 2004 (amounts have been adjusted for the two-for-one stock split discussed above):

Year Ended	2006			2005			2004
December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$47.70	$24.82	$45.58	$21.30	$17.15	$20.20	$16.88	13.80	$14.79
2nd Quarter	56.03	34.00	44.50	21.32	17.97	20.51	16.93	14.68	16.93
3rd Quarter	47.16	34.65	44.79	25.40	20.58	25.13	17.81	14.93	17.73
4th Quarter	62.66	44.61	59.43	27.00	22.75	25.11	19.93	16.25	18.83

Under our current bank credit agreement, we are limited on the amount of dividends we may payout in any one year. The amount of dividend payments is restricted based on our consolidated senior leverage ratio as defined in the credit agreement. If the consolidated senior leverage ratio is less than 2.00 to 1.00, dividend payments cannot exceed $50.0 million. If the consolidated senior leverage ratio is greater than 2.00 to 1.00, but less than 3.00 to 1.00, dividend payments cannot exceed $25.0 million.

The Manitowoc Company, Inc. — 2006 Form 10-K	15

The following graph sets forth the cumulative total shareholder return, including reinvestment of dividends on a quarterly basis, on Common Stock during the preceding five fiscal years, as compared to the cumulative total returns of the Standard and Poor’s (S&P) 500 Composite Stock Index and the S&P 600 Industrial Machinery Index. The graph assumes $100 was invested on December 31, 2001, in Common Stock, the S&P 500 Composite Stock Index, and the S&P 600 Industrial Machinery Index.

Comparison of cumulative five-year total return

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2002	2003	2004	2005	2006
The Manitowoc Company, Inc.	-17.15%	23.62%	21.58%	34.24%	137.42%
S&P 500 Index	-22.10%	28.68%	10.88%	4.91%	15.79%
S&P 600 Industrial Machinery	-4.25%	36.18%	28.39%	9.20%	20.77%

	Indexed Returns
	Years Ending December 31,
	2001	2002	2003	2004	2005	2006
The Manitowoc Company, Inc.	100.00	82.85	102.42	124.52	167.16	396.86
S&P 500 Index	100.00	77.90	100.24	111.15	116.61	135.02
S&P 600 Industrial Machinery	100.00	95.75	130.39	167.41	182.81	220.78

16	The Manitowoc Company, Inc. — 2006 Form 10-K

Item 6. SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc. The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information presented reflects all business units other than Diversified Refrigeration

LLC, (DRI), Toledo Ship Repair, Manitowoc Boom Trucks, Inc., Femco Machine Company, Inc., North Central Crane & Excavator Sales Corporation, and the Aerial Work Platform businesses, which were either sold or closed during 2005, 2004, 2003 or 2002 and are reported in discontinued operations in the accompanying Consolidated Financial Statements. For businesses acquired during the time periods presented, results are included in the table from their acquisition date. Amounts in millions except share and per share data.

	2006	2005	2004	2003	2002	2001
Net Sales
Cranes and Related Products	$2,235.4	$1,628.7	$1,248.5	$962.8	$674.1	$391.1
Foodservice Equipment	415.4	399.6	377.2	368.6	374.8	354.1
Marine	282.5	225.8	219.2	136.7	204.2	158.8
Total	2,933.3	2,254.1	1,844.9	1,468.1	1,253.1	904.0
Gross Profit	647.3	421.9	375.7	316.7	311.4	258.3
Earnings (Loss) from Operations
Cranes and Related Products	280.6	115.5	57.0	24.4	55.6	62.7
Foodservice Equipment	56.2	54.9	55.7	53.3	50.3	50.2
Marine	11.3	(9.2)	16.5	4.5	20.8	18.0
Corporate	(42.4)	(24.8)	(21.2)	(19.2)	(15.1)	(12.0)
Amortization expense	(3.3)	(3.1)	(3.1)	(2.9)	(2.0)	(11.1)
Curtailment gain	—	—	—	12.9	—	—
Total	302.4	133.3	104.9	73.0	109.6	107.8
Interest Expense	(46.3)	(53.8)	(56.0)	(55.7)	(50.6)	(36.6)
Loss on debt extinguishment	(14.4)	(9.1)	(1.0)	(7.3)	—	(5.5)
Other income (expense) — net	3.2	3.5	(0.9)	0.5	1.9	(1.3)
Earnings from continuing operations before income taxes	244.9	73.9	47.0	10.5	60.9	64.4
Provision for taxes on income	78.4	14.8	8.9	1.9	21.9	24.8
Earnings from continuing operations	166.5	59.1	38.1	8.6	39.0	39.6
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes(2)	(0.3)	0.9	(0.2)	7.0	2.8	6.0
Gain (loss) on sale or closure of discontinued operations, net of income taxes(2)	—	5.8	1.2	(12.0)	(25.5)	—
Cumulative effect of accounting change, net of income taxes(1)	—	—	—	—	(36.8)	—
Net earnings (loss)	$166.2	$65.8	$39.1	$3.6	$(20.5)	$45.6
Cash Flows
Cash flow from operations	$294.1	$106.7	$57.0	$150.9	$94.5	$106.6
Identifiable Assets
Cranes and Related Products	$1,572.4	$1,224.7	$1,279.7	$1,151.8	$1,046.3	$577.5
Foodservice Equipment	340.1	313.2	302.9	290.6	320.8	368.4
Marine	120.9	123.3	110.3	91.5	94.0	77.3
Corporate	186.1	300.6	235.2	126.3	139.5	57.2
Total	$2,219.5	$1,961.8	$1,928.1	$1,660.2	$1,600.6	$1,080.4
Long-term Obligations	$264.3	$474.0	$512.2	$567.1	$623.5	$446.5
Depreciation
Cranes and Related Products	$58.4	$51.8	$42.9	$36.8	$24.2	$10.9
Foodservice Equipment	7.2	6.1	4.9	5.9	6.5	6.6
Marine	1.6	1.0	0.9	0.9	1.0	0.8
Corporate	1.8	1.5	1.4	1.1	0.7	0.7
Total	$69.0	$60.4	$50.1	$44.7	$32.4	$19.0
Capital Expenditures
Cranes and Related Products	51.3	32.9	24.2	25.0	19.1	17.0
Foodservice Equipment	10.9	16.9	11.8	4.7	3.5	6.5
Marine	3.1	4.1	4.3	0.7	1.4	2.2
Corporate	2.3	1.0	2.9	1.3	8.3	1.9
Total	$67.6	$54.9	$43.2	$31.7	$32.3	$27.6
Per Share
Basic earnings (loss) per share:
Earnings from continuing operations	$2.72	$0.98	$0.71	$0.17	$0.78	$0.82
Earnings (loss) from discontinued operations, net of income taxes	(0.01)	0.02	(0.01)	0.13	0.06	0.13
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	0.10	0.02	(0.23)	(0.51)	—
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(0.73)	—
Net earnings (loss)	$2.71	$1.09	$0.73	$0.07	$(0.41)	$0.94

The Manitowoc Company, Inc. — 2006 Form 10-K	17

	2006	2005	2004	2003	2002	2001
Diluted earnings (loss) per share:
Earnings from continuing operations	$2.65	$0.96	$0.70	$0.16	$0.76	$0.81
Earnings (loss) from discontinued operations, net of income taxes	(0.01)	0.02	(0.01)	0.13	0.06	0.12
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	0.10	0.02	(0.23)	(0.50)	—
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(0.72)	—
Net earnings (loss)	$2.65	$1.07	$0.72	$0.07	$(0.40)	$0.93
Avg Shares Outstanding
Basic	61,224,574	60,293,210	53,801,260	53,150,900	50,385,124	48,539,614
Diluted	62,785,766	61,526,034	54,754,360	53,405,704	51,563,602	49,096,926

(1)     Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, the company no longer amortizes its goodwill and certain other intangible assets with indefinite lives. In addition, the company recorded a $36.8 million charge related to impairment of goodwill upon the adoption of SFAS No. 142.

(2)     Discontinued operations represent the results of operations and gain or loss on sale or closure of DRI, Toledo Ship Repair, Manitowoc Boom Trucks, Inc., Femco Machine Company, Inc., North Central Crane & Excavator Sales Corporation, and the Aerial Work Platform businesses, which were either sold or closed during 2005, 2004, 2003 or 2002.

(3)     On February 24, 2006, the board of directors authorized a two-for-one stock split of the company’s common stock. Record holders of Manitowoc’s common stock at the close of business on March 31, 2006, received on April 10, 2006 one additional share of common stock for every share of Manitowoc common stock they owned. Manitowoc shares outstanding at the close of business on March 31, 2006 totaled 30,605,986 (pre-split). The company’s common stock began trading at its post-split price at the beginning of trading on April 11, 2006. Per share and average share outstanding amounts within the table above have been adjusted to reflect the stock split.

(4)     We acquired two businesses during 2006, two businesses during 2002, and one business during 2001.

(5)     Cash dividends per share for 2001 through 2006 were as follows: $0.15 (2001) and $0.14 (2002 through 2006).

18	The Manitowoc Company, Inc. — 2006 Form 10-K

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

The following discussion and analysis covers key drivers behind our results for 2004 through 2006 and is broken down into three major sections. First, we provide an overview of our results of operations for the years 2004 through 2006 on a consolidated basis and by business segment. Next we discuss our market conditions, liquidity and capital resources, off balance sheet arrangements, and obligations and commitments. Finally, we provide a discussion of risk management techniques, contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.

All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in this Management Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Consolidated Operations

	2006	2005	2004
Net sales	$2,933.3	$2,254.1	$1,844.9
Costs and expenses:
Cost of sales	2,286.0	1,832.2	1,469.2
Engineering, selling and administrative expenses	341.6	282.3	266.4
Amortization expenses	3.3	3.1	3.1
Plant consolidation and restructuring costs	—	3.2	1.3
Total costs and expenses	2,630.9	2,120.8	1,740.0
Operating earnings from continuing operations	302.4	133.3	104.9
Other expenses:
Interest expense	(46.3)	(53.8)	(56.0)
Loss on debt extinguishment	(14.4)	(9.1)	(1.0)
Other income (expense), net	3.2	3.5	(0.9)
Total other expenses	(57.5)	(59.4)	(57.9)
Earnings from continuing operations before taxes on income	244.9	73.9	47.0
Provision for taxes on income	78.4	14.8	8.9
Earnings from continuing operations	166.5	59.1	38.1
Discontinued operations
Earnings (loss) from discontinued operations, net of income taxes	(0.3)	0.9	(0.2)
Gain on sale or closure of discontinued operations, net of income taxes	—	5.8	1.2
Net earnings	$166.2	$65.8	$39.1

During the third quarter of 2005, we decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s wholly-owned subsidiary, Manitowoc Marine Group, LLC. Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial repair services. In addition, during the third quarter of 2005, we decided we would divest of our wholly-owned subsidiary, Diversified Refrigeration LLC (f/k/a Diversified Refrigeration, Inc.) (DRI). DRI was our private-label Foodservice contract manufacturing operation. On December 30, 2005, we completed the sale of DRI to Monogram Refrigeration, LLC, a wholly-owned subsidiary of the General Electric Company. During the second quarter of 2004, we completed the sale of our wholly-owned subsidiary, Delta Manlift SAS (Delta). We have reported the results of these operations as discontinued and have restated prior year amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets.” Prior year amounts throughout this Management Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the reporting of these operations as discontinued.

The Manitowoc Company, Inc. — 2006 Form 10-K	19

Year Ended December 31, 2006 Compared to 2005

Consolidated net sales increased 30.1% in 2006 to $2.9 billion from $2.3 billion in 2005. This increase was the result of higher year-over-year sales in all three of our business segments. Sales in our Crane, Foodservice and Marine segments increased 37.2%, 4.0% and 25.1%, respectively, for the year ended December 31, 2006 compared to the same period in 2005. Changes in currency exchange rates resulted in an increase in sales of $7.3 million or 0.2% for the year ended December 31, 2006 compared to the year ended December 31, 2005. Further analysis of the increases in sales by segment is presented in the Sales and Operating Earnings by Segment section below.

Gross profit increased significantly for the year ended December 31, 2006 to $647.3 million compared to $421.9 million for the year ended December 31, 2005, an increase of 53.4%. Gross margin increased in 2006 to 22.1% from 18.7% in 2005. The increase in consolidated gross profit and margin was driven by significantly higher gross margin in the Crane segment due to increased volume and productivity gains. In addition, the Marine segment achieved gross profit of $36.0 million for the year ended December 31, 2006 versus $8.6 million for the year ended December 31, 2005. The increase was driven by profitability on new construction contracts and a strong repair year. Also, 2005 gross profit was adversely affected by a $10.2 million contract reserve recorded during the fourth quarter. For a more detailed discussion of this reserve, please see the Marine segment analysis below. The improved results in the Crane and Marine Segments were countered to a small extent by a decrease in the Foodservice segment’s gross profit from 30.7% in 2005 to 29.5% in 2006. This decrease was primarily the result of lower sales volumes in our Beverage division, higher material costs and costs related to the ERP implementation.

Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2006 increased approximately $59.3 million to $341.6 million compared to $282.3 million for the year ended December 31, 2005. This increase was primarily driven by increases in the Crane and Marine segments and increased corporate expenses. Crane segment increases were due to higher selling expense, increased employee related costs, and increased research and development expenses. Marine segment increases were due to higher engineering costs, bidding costs related to potential new contracts and increased employee related costs. Corporate expenses increased primarily due to expensing of stock options, costs related to the company’s offer to acquire Enodis, PLC and employee related costs. ES&A expenses of the Foodservice segment increased slightly, primarily as a result of ES&A associated with the McCann’s Engineering & Mfg. Co. (McCann’s) operations acquisition in 2006.

Interest expense for the year ended December 31, 2006 was $46.3 million compared to $53.8 million for the year ended December 31, 2005. The decrease resulted from the company’s redemption of the 10 3/8% senior subordinated notes due 2011 during May of 2006. This decrease was slightly offset by an increase in the interest rate of our variable interest rate outstanding debt balances.

During May 2006, we redeemed our 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, we paid the note holders 105.188 percent of the principal amount of the notes redeemed plus accrued and unpaid interest up to the redemption date. As a result of this redemption, we incurred a charge of $14.4 million ($9.4 million, net of income taxes) related to the call premium ($11.2 million), write-off of unamortized debt issuance costs ($3.1 million) and other expenses ($0.1 million). The charge was recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

The effective tax rate for the year ended December 31, 2006 was 32.0% compared to 20.0% for the year ended December 31, 2005. Both periods were favorably affected, as compared to the statutory rate, by certain global tax planning initiatives. The lower effective tax rate in 2005 was the result of lower earnings, a research and development tax credit, and the realization of certain tax benefits that were previously reserved against due to their uncertainty.

The loss from discontinued operations, net of income taxes, for the year ended December 31, 2006 reflects the operating results of our discontinued Toledo Ship Repair operation. The closure of Toledo Ship Repair was completed during the first quarter of 2006 and no further operating results were realized from this operation.

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

20	The Manitowoc Company, Inc. — 2006 Form 10-K

the Marine segment experienced during the completion of three specific new construction contracts during 2005. In addition, a significant amount of revenue in the Marine segment for the third and fourth quarters of 2005 was from a first-run prototype military vessel that is structured as a low margin cost plus contract.

ES&A increased to $282.3 million in 2005 compared to $266.4 million in 2004, which is a $15.9 million increase. As a percentage of sales, ES&A declined to 12.5% in 2005, compared to 14.4% in 2004. Approximately $0.4 million of this increase is the result of the exchange rate between the U.S. Dollar and the Euro during 2005 as compared to 2004. The remaining increase in ES&A in 2005 compared to 2004 is a result of the following: (i) increase in research and development costs in the Crane and Foodservice segments for product development; (ii) increases in Enterprise Resource Planning (ERP) costs and costs related to the creation of a domestic shared service function within the Foodservice segment; and (iii) higher employee benefit costs in 2005 across all three segments and at the corporate office.

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

During June 2005, we recorded a charge of $0.8 million ($0.6 million net of income taxes) to write-off deferred financing costs related to the termination of our previous $125 million revolving credit facility. In addition, on January 10, 2005, we redeemed $61.3 million of our 10½% senior subordinated notes due 2012. As a result of this redemption, we incurred a charge of approximately $8.3 million ($5.4 million net of income taxes). This charge related to the prepayment premium of $6.4 million paid to the note holders and the partial write-off of debt issuance costs of $1.9 million. Both of these charges were recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

For the year ended December 31, 2005, the effective tax rate from continuing operations was 20.0% compared to 19.0% for the year ended December 31, 2004. The tax rate for 2005 was favorably affected compared to the statutory rate by a research and development credit recorded during the second half of 2005 and certain global tax planning initiatives.

For the year ended December 31, 2005, earnings from discontinued operations represented the operating losses of Toledo Ship Repair and the operating earnings of DRI. The gain on sale or closure of discontinued operations represented a $17.6 million pre-tax ($9.6 million after tax) gain on the sale of DRI and a $5.2 million pre-tax loss ($3.8 million after tax) loss on the closure of Toledo Ship Repair.

Sales and Operating Earnings by Segment

Operating earnings reported below by segment include the impact of reductions due to restructurings and plant consolidation costs, whereas these expenses were separately identified in the Results of Consolidated Operations table above.

Cranes and Related Products

	2006	2005	2004
Net sales	$2,235.4	$1,628.7	$1,248.5
Operating earnings	$280.6	$115.5	$57.0
Operating margin	12.6%	7.1%	4.6%

Year Ended December 31, 2006 Compared to 2005

Net sales from the Crane segment for the year ended December 31, 2006 increased 37.3% to $2.2 billion compared to $1.6 billion for the year ended December 31, 2005. Net sales for the year ended December 31, 2006 increased over the prior year in all of the Crane segments major geographic regions. The Crane segment continues to benefit from strong crane end-market demand. From a product line standpoint, the sales increase was driven by increased volume of crawler, tower and mobile hydraulic cranes worldwide, increases in our aftermarket sales and service business, and increases in boom truck sales in North America. As of December 31, 2006, total Crane segment backlog was $1.5 billion, a 77% increase over the December 31, 2005 backlog of $866.1 million, and a 10.4% increase over the September 30, 2006 backlog of $1.4 billion.

For the year ended December 31, 2006, the Crane segment reported operating earnings of $280.6 million compared to $115.5 million for the year ended

The Manitowoc Company, Inc. — 2006 Form 10-K	21

December 31, 2005. Operating earnings of the Crane segment were favorably affected by increased volume across all regions and products, productivity gains as a result of consolidation efforts over the past several years, product mix, and effective leveraging of engineering, selling and administrative expenses on higher sales volume. Operating margin for the year ended December 31, 2006 was 12.6% compared to 7.1% for the year ended December 31, 2005. Strong factory performance, leveraging of fixed costs, and favorable pricing levels in all our regions contributed to the margin improvement.

Year Ended December 31, 2005 Compared to 2004

Net sales from the Crane segment for the year ended December 31, 2005 increased 30.5% to $1.6 billion compared to $1.2 billion for the year ended December 31, 2004. The increase occurred in all major geographic regions as well as in the segment’s aftermarket sales and service business. From a product line standpoint this sales increase was driven by increased volumes of tower and mobile hydraulic cranes worldwide, increased sales in the segment’s aftermarket sales and service business, increased crawler crane sales in Europe and Asia, and increased boom truck sales in North America. The stronger average Euro currency over the U.S. Dollar in 2005 compared to 2004 had a less than one percent favorable impact on sales. As of December 31, 2005, total Crane segment backlog was $866.1 million, a 154.7% increase over the December 31, 2004 backlog of $340.0 million.

For the year ended December 31, 2005, the Crane segment reported operating earnings of $115.5 million compared to $57.0 million for the year ended December 31, 2004. Crane segment operating earnings for the year ended December 31, 2004 was affected by a charge of $0.8 million related to restructuring activities. The restructuring charge related to costs incurred during the second and third quarter of 2004 for the consolidation of certain of our European crane facilities. This charge has been included in restructuring and plant consolidation costs in the Consolidated Statements of Operations for the year ended December 31, 2004. Operating earnings of the Crane segment for the year ended December 31, 2005 were favorably affected by increased volume across all regions and products, productivity gains as a result of consolidation efforts during the past several years, and effective leveraging of engineering, selling and administrative expenses on higher sales volumes. For the year ended December 31, 2005, operating earnings were not significantly affected by changes in foreign currency exchanges rates.

Foodservice Equipment Segment

	2006	2005	2004
Net sales	$415.4	$399.6	$377.2
Operating earnings	$56.2	$54.9	$55.7
Operating margin	13.5%	13.7%	14.8%

Year Ended December 31, 2006 Compared to 2005

Net sales from the Foodservice segment increased 4.0% to $415.4 million for the year ended December 31, 2006 compared to $399.6 million for the year ended December 31, 2005. The sales increase during 2006 was driven by our ice and refrigeration divisions and the acquisition of McCann’s. The increases in our ice and refrigeration divisions were a result of both volume and pricing increases versus the prior year. Our beverage division benefited in 2006 from approximately $11.4 million in revenue from McCann’s which was acquired on May 26, 2006. The benefit of the McCann’s acquisition was offset by reduced sales in our historical beverage businesses. The decline in the historical business was primarily attributed to two major customer equipment refresh programs which benefited net sales in 2005 but did not recur in 2006.

For the year ended December 31, 2006, the Foodservice segment reported operating earnings of $56.2 million compared to $54.9 million for the year ended December 31, 2005. Results for the year ended December 31, 2005 was impacted by a $3.2 million restructuring charge in connection with the consolidation of the segment’s Kolpak operation located in Wisconsin into the segment’s Kolpak operation located in Tennessee. This action was taken in an effort to streamline our cost structure. The charge included $1.5 million to write-down the value of the facility and land, which are now held for sale, to the estimated fair market value less the cost to sell; $0.7 million related to the write-down of certain equipment; $0.1 million to write-off excess inventory which was not transferred to Tennessee; $0.5 million related to severance and other employee related costs; and $0.4 million for other related closing costs. Operating results for 2006 were adversely affected by approximately $2.8 million due to increased commodity costs, specifically copper and aluminum. The operating results of the Foodservice segment for the year ended December 31, 2006 were also adversely affected by lower sales in our beverage division. The McCann’s acquisition benefited 2006 operating earnings by approximately $1.4 million.

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

22	The Manitowoc Company, Inc. — 2006 Form 10-K

of the United States during the summer of 2005. The decrease in sales of the refrigeration division reflects a slowing in the rate of new restaurant construction in the United States and the timing of larger equipment replacement projects.

Foodservice segment operating earnings of $54.9 million for 2005 were down $0.8 million from operating earnings of $55.7 million in 2004. The decrease in operating earnings in 2005 is the result of a $3.2 million restructuring charge for the consolidation of the Kolpak facility located in River Falls, Wisconsin with the Kolpak facility located in Parsons, Tennessee. On a comparative basis, restructuring costs included in operating earnings of the Foodservice segment for the year ended December 31, 2004 were $0.5 million. The 2004 restructuring charge relates to the closure of the European ice machine manufacturing business. Offsetting the 2005 restructuring charge were increases in operating earnings of both the ice and beverage divisions. Operating earnings for the year ended 2005 were positively impacted by increased sales volume. The increased pricing discussed above was entirely offset by increases in commodity costs and did not have a favorable impact on operating earnings for the year ended December 31, 2005. Operating earnings for the year ended December 31, 2005 were also negatively affected by the costs of the ongoing investment in a segment-wide ERP project within the Foodservice segment and the creation of the domestic Foodservice shared service function.

Marine Segment

Prior year sales and operating earnings of the Marine segment have been restated for the discontinued operation of Toledo Ship Repair.

	2006	2005	2004
Net sales	$282.5	$225.8	$219.2
Operating earnings (loss)	$11.3	$(9.2)	$16.5
Operating margin	4.0%	(4.1)%	7.5%

Year Ended December 31, 2006 Compared to 2005

Net sales from our Marine segment increased 25.1% to $282.5 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in sales was primarily the result of revenue generated from construction of the first option of the Improved Navy Lighterage System (INLS), construction of several commercial articulated tug and barge combination projects and construction of the Littoral Combat Ship (LCS). Sales for 2006 also benefited from a very strong winter repair season.

For 2006, the Marine segment achieved operating earnings of $11.3 million compared to a loss of $9.2 million for 2005. The loss in 2005 was primarily the result of a $10.2 million reserve recorded during the fourth quarter of 2005. We have been in negotiations with one of our Marine segment customers to recover certain cost overruns that resulted primarily from specification inadequacies, change orders, cumulative disruption and constructive acceleration associated with a particular contract. During the third quarter of 2005, due to the fact that these negotiations were not successful within a timeframe satisfactory to us, we filed a lawsuit seeking recovery of these cost overruns from the customer. The customer filed a counter claim against us in the fourth quarter of 2005. During the fourth quarter of 2005, we established a reserve of $10.2 million to reflect the inherent uncertainties in litigation of this type. The $10.2 million reserve is recorded in cost of sales of the Marine segment in the Consolidated Statements of Operations for the year ended December 31, 2005. If we are successful in our recovery of costs as a result of this lawsuit or negotiations, the favorable impact on our Consolidated Statements of Operations and Cash Flows in a future period could be material.

The 2006 operating results benefited from the completion of certain fixed price contracts in 2005, which were bid and awarded prior to the unprecedented rise in the costs of steel and other commodities during 2004. Labor inefficiencies also impacted these projects in prior years. The current Marine segments contracts have better protections against commodity cost increases. In addition, 2006 results were also favorably impacted by increased demand for certain commercial vessels with higher margins. For 2006, operating margins were adversely impacted by the fact that a significant percentage of the Marine segment results were from a relatively low margin LCS contract which is a first-run military prototype vessel that is structured as a cost plus contract.

Year Ended December 31, 2005 Compared to 2004

Marine segment net sales increased 3.0% to $225.8 million in 2005 compared to $219.2 million in 2004. The increase in sales was primarily driven by several new construction vessels, as well as revenue from the Navy prototype vessel. During 2005 we completed the third Staten Island Ferry for the City of New York, the initial production of the Navy’s INLS lighterage system, a Great Lakes ice breaker, and four double hull tank barges. Also contributing to the increase in revenue in 2005 was the 2005 winter repair season revenue, which increased by approximately $3.2 million compared to 2004.

For 2005, the Marine segment reported a loss from operations of approximately $9.2 million. This loss is primarily the result of a $10.2 million reserve recorded during the fourth quarter of 2005 in connection with the contract law suit mentioned above.

In addition to the $10.2 million reserve, 2005 operating results were negatively affected by cost increases in material and production inefficiencies experienced on

The Manitowoc Company, Inc. — 2006 Form 10-K	23

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

At December 31, 2005, the Marine segment had a growing backlog of projects that matched the capabilities of our two shipyards and a build schedule that allowed for a more efficient use of our resources. In addition, all current contracts have terms that help shield Manitowoc from future commodity price escalation.

General Corporate Expenses

	2006	2005	2004
Net sales	$2,933.3	$2,254.1	$1,844.9
Corporate expenses	$42.4	$24.8	$21.2
% of Net sales	1.4%	1.1%	1.2%

Year Ended December 31, 2006 Compared to 2005

Corporate expenses increased $17.6 million to $42.4 million in 2006 compared to $24.8 million in 2005. Expensing of stock options, which began during the first quarter of 2006, increased corporate expenses by $5.7 million in 2006 compared to 2005. Also contributing to the increase in corporate expenses during 2006 was approximately $2.1 million of legal and accounting expenses related to the company’s unsuccessful efforts to acquire Enodis, PLC. Finally, corporate expenses during 2006 were impacted by higher employee related costs and other professional expenses.

Year Ended December 31, 2005 Compared to 2004

Corporate expenses increased $3.6 million to $24.8 million in 2005 compared to $21.2 million in 2004. This 16.7% increase was primarily the result of the following: (i) costs incurred in setting up the accounts receivable securitization facility; (ii) costs incurred in the pursuit of potential acquisition targets; (iii) increased employee related costs; and (iv) higher depreciation costs on technical infrastructure investments.

Market Conditions and Outlook

During 2007, we will strive to protect our market shares, improve our cost structures, and continue to invest in new product development. With our increased global presence in our crane business and our continued focus to become more global in our Foodservice businesses, we are affected now more than ever by non-U.S. world economies. The economies of Europe and Asia, in particular, increasingly affect our performance.

We believe that our diversified business model, our increased global presence, our broad product offerings and our product line and geographic diversification within our segments proved beneficial to us in 2006 and will continue to provide stability to our company into the future.

Cranes and Related Products — The global Crane market continued to strengthen in 2006, which benefited most of our regional and product end-markets, including our rough terrain, all-terrain and crawler crane products. Price increases to recover material cost increases, improved manufacturing efficiency as a result of the higher crane volumes and other manufacturing cost reductions have contributed to the improved gross margins in the Crane segment. In 2007, we expect to see some additional escalation in material costs, which we anticipate will again offset across the industry with pricing actions and we will look to mitigate through other cost reduction efforts.

During 2006, we grew market share modestly within several product categories globally. We responded to significant increases in demand in Asia by opening a new crane manufacturing facility in China. The Crane segment continues to invest in all of its manufacturing facilities in an effort to increase production volumes to meet market demand. The improvement in overall market share is partially a reflection of continued significant investment in new products, which is reflected by the introduction of 15 new products in 2006. We will continue to invest in new products and product support in 2007.

Looking ahead, we expect volumes to increase significantly in North America in 2007 for all products due to continued growth in the cyclical crane industry, the impact of market share increases and overall market conditions. We believe the North American construction equipment market (as it relates to lifting equipment) is in a growth phase of the cycle, which can last several years in duration. Further, the domestic crawler market, which tends to lag the overall crane market, continues a strong recovery with additional growth expected . We expect Asia will continue to grow significantly, driven by the China expansion and general recovery of Asian economies. On the other hand, we expect to see commodity costs rise in 2007. We have developed strategies to help us adapt to these conditions. In this environment we plan to protect our market share by providing our customers with what we believe is the best value in the industry. We will work to grow our market share globally by leveraging the strength of our brand names, product service and support, and expanded product offerings.

24	The Manitowoc Company, Inc. — 2006 Form 10-K

In 2007, we plan to introduce 17 new crane models. We will continue to expand our global reach. One way to achieve this expansion is through the continued expansion and strategic positioning of our service and product support infrastructure in Asia. In addition, our global sales force is cross-selling our entire product lines. Our past acquisitions have given us a broad product offering and worldwide distribution and product support. We believe these factors along with new product introductions will help us continue to grow market share in 2007. We believe that our growth strategy is solid and supported by the diversification of our global manufacturing and distribution presence. We will continue to attack our markets geographically, rather than by product line.

Foodservice Equipment — The domestic foodservice industry got off to a strong start in 2006, stabilizing later in the year and resulting in a full year industry growth rate of 2½ to 3%. For 2006, the Foodservice segment introduced more than 25 new products for the fifth consecutive year. These new product introductions contributed to a continued market share gain in ice machines and steady sales in our other product categories.

Dramatically rising commodity costs combined with supply availability throughout 2006 presented challenges in maintaining profit margins. We reacted to these challenges by implementing selected price increases throughout our product lines, continuing to focus on cost reductions throughout our operations and by emphasizing the need of low cost country sourcing. We are doing this in conjunction with company-wide effort to coordinate and leverage the purchasing power of our three segments.

We expect that the same factors that drove our operating performance in 2006 will continue to drive our business in 2007. We expect that the market will grow in 2007 at a rate of approximately 2 to 2½% and we believe we are positioned to outperform the industry due to the wide range of new products that we introduced in the past 5 years and the new products scheduled for introduction.

We are also continuing to invest in foreign markets. Our new manufacturing and engineering center in Hangzhou, China is complete, and we are expanding our capabilities in the Asia-Pacific region. We continue to increase our production capacity in beverage equipment and ice machines, and we will expand manufacturing to other foodservice products for the Asia-Pacific region as the needs arise. This increased presence will leverage our brand strength in the fastest growing foodservice equipment market in the world.

Marine — The Marine segment benefited from the continued effects of the Oil Pollution Act of 1990 (OPA ‘90) which mandated retirement of all petroleum-hauling single-hull vessels by 2015. In 2006, we delivered one articulating tug and double-hull barge unit (AT/B) and one double-hulled petroleum barge. Recent activity in response to the OPA ’90 mandates has caused a production bottlenecks in US shipyards, which emphasizes the current lack of new construction building capacity in U.S. shipyards. Our multi-year backlog at Bay Shipbuilding is evidence of the increase demand for OPA ‘90 compliant vessels. For 2007, we will be completing construction of one AT/B and one double-hull tank barge, and we will commence construction on three additional double-hull tank barge units of various sizes.

Government Programs are also a staple for Marine, as evidenced by the award of the US Coast Guard’s Response Boat-Medium (RB-M) program, and the US Navy’s award of Options 1 & 2 for the Improved Navy Lighterage System. Work began on both of these programs in 2006, and will continue through 2007 and beyond. We will also be delivering the first Littoral Combat Ship (LCS) Freedom in 2007, which is being constructed at our Marinette Marine yard. Future new construction work is also a possibility as we anticipate submitting bid proposals to both the US Coast Guard and US Navy for upcoming programs in the months to follow.

Another arena that the Marine segment is exploring for future work is the reemerging activity for the US Oil Patch, Alaskan North Slope, and North Sea. The US Oil Patch has been looking for the replacement of older vessels operating in the Gulf of Mexico (GOM), but does not reflect the recently awarded US GOM deepwater oil leases to major oil companies that will require new construction of large Platform Supply Vessels (PSV) and Anchor Handling Towing Supply (AHTS) Vessels to meet the new demand. With recently awarded new exploration and drilling contracts in the Alaskan North Slope, near-term demands exist for large Polar Ice-Breaking AHTS Vessels. Finally, with North Sea drilling and production in full swing, strong market demands for large quantities of AHTS Vessels and PSVs provide new construction opportunities for the Marine segment.

Great Lakes repair and refurbishment exceeded our expectations for 2006. Strong demand for our customers’ services filtered down to us to keep their vessels operating efficiently and effectively with minimal down-time. For 2006, we managed 17 major drydockings. Bay Shipbuilding also executed on a ship re-powering contract converting it from steam to heavy-fuel diesel, the first of its kind on the Great Lakes. Continued strong demand for tonnage in the Great Lakes for 2007 should also yield favorable results for the new year.

Liquidity and Capital Resources

Cash flow from operations during 2006 was $294.1 million compared to $106.7 million in 2005. We applied a portion of this cash flow to capital spending, dividends and payment of outstanding debt. We had $176.1 million in cash and cash equivalents on-hand at December 31, 2006, a decrease of $55.7 million versus 2005. This overall decrease in cash is primarily the result of significant debt payments and capital expenditures made during 2006. In addition, we had $278.9 million of unused availability under our secured revolving credit facility (Revolving Credit Facility) at December 31, 2006. The availability under the Revolving Credit Facility is reduced for outstanding letters of credit of $21.1 million as of December 31, 2006.

The Manitowoc Company, Inc. — 2006 Form 10-K	25

Cash flow provided by operating activities of continuing operations for the year ended December 31, 2006 totaled $294.4 million compared to $120.5 million for the year ended December 31, 2005. Cash flow during 2006 was driven by $166.2 million of net earnings, an increase of $100.4 million over net earnings for 2005. Accounts payable, accrued expenses and other liabilities positively impacted cash flow from operations with an increase of $211.0 million. The increase was driven primarily by increased payables related to the increase in inventory in the Crane segment required to support the increase in production, and by down payments received from customers on commercial ships ordered during the year for which construction did not yet begin. During 2006, inventory increased by $160.6 million, which was driven by higher backlog and product demand in the Crane segment. Increased accounts receivable reduced cash flows from operations by $7.5 million. This increase was driven by the increase in sales, offset by a sale of receivables through our securitization facility discussed below.

The company is party to an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote, special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser’s interest and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at December 31, 2006 is $82.5 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program’s capacity is $90 million, and includes trade accounts receivable from its domestic Crane and Foodservice businesses. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $90.0 million at December 31, 2006, an increase of $61.3 million from the balance sold to the Purchaser at December 31, 2005.

We spent a total of $67.6 million during 2006 for capital expenditures. We continue to fund capital expenditures to improve the cost structure of our business, to invest in new processes, products and technology, and to maintain high-quality production standards. The following table summarizes 2006 capital expenditures and depreciation by segment.

	Capital Expenditures	Depreciation
Cranes and Related Products	$51.3	$58.4
Foodservice Equipment	10.9	7.2
Marine	3.1	1.6
Corporate	2.3	1.8
Total	$67.6	$69.0

The significant capital expenditures in 2006 include the continued investment in the Foodservice segment’s ERP system, the new China manufacturing facilities in the Crane and Foodservice segments, production machinery and equipment, and new product tooling.

On May 26, 2006, the company acquired substantially all of the assets and business operated by McCann’s. Headquartered in Los Angeles, California with operations in Tijuana, Mexico , McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores. McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks. McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components. The cash flow impact of this acquisition is included in business acquisitions, net of cash acquired within the cash flow from investing section of the Consolidated Statements of Cash Flows.

On January 3, 2006, we acquired certain assets, rights and properties of ExacTech, Inc., a supplier of fabrication, machining, welding and other services to various parties. Located in Port Washington, Wisconsin, the operation now provides these services to the U.S. based crane manufacturing facilities. The cash flow impact of this acquisition is included in business acquisitions, net of cash acquired within the cash flow from investing section of the Consolidated Statement of Cash Flows.

Restricted cash represents cash in escrow which replaced outstanding letters of credit related to performance under a certain Marine contract and security for the indemnity agreement for a casualty insurance provider.

During May 2006, we redeemed our 175 million Euro ($216.9 million based on May 15, 2006 exchange rates) 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, we paid the note holders 105.188 percent of the principal amount of the redeemed

26	The Manitowoc Company, Inc. — 2006 Form 10-K

notes which included a call premium ($11.2 million) plus accrued and unpaid interest up to the redemption date. We utilized cash on hand and availability under our revolving credit facility to fund this redemption. The borrowings drawn on the revolving credit facility to complete this transaction were fully paid off during 2006 and no amount remains outstanding.

During 2005 and 2004, we sold two businesses. During 2005, we sold our DRI business and received proceeds of approximately $28.4 million, and in 2004, we sold Delta and received approximately $9.0 million in proceeds. This cash is reported in the discontinued operations section of the cash flow from investing activities.

In December 2004, we sold, pursuant to an underwritten public offering, approximately 3.0 million shares of our common stock (not adjusted for the 2006 2-for-1 stock split) at a price of $36.25 per share (not adjusted for the 2006 2-for-1 stock split). Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million. In addition to underwriting discounts and commissions, we incurred approximately $0.8 million of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. We used a portion of the proceeds to redeem $61.3 million of our Senior Subordinated Notes due 2012 and to pay the required premium to the note holders of $6.4 million. We used the balance for general corporate purposes. The redemption of the Senior Subordinated Notes due 2012 was completed on January 10, 2005.

During the years ended December 31, 2006, 2005 and 2004, we sold $14.8 million, $20.5 million and $25.8 million, respectively, of our long term notes receivable to third party financing companies. We guaranty varying percentages, up to 100%, of collection of the notes to the financing companies. We have accounted for the sales of the notes as a financing of receivables. The receivables remain on our Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and we have recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets. The cash flow benefit of these transactions, net of payments made by the customer, is reflected as financing activity in the Consolidated Statements of Cash Flows. During the years ended December 31, 2006, 2005 and 2004 the customers paid $30.2 million, $6.3 million and $2.6 million, respectively, of the notes to the third party financing companies. As of December 31, 2006, 2005 and 2004, the outstanding balance of the notes receivables guaranteed by us was $22.3 million, $37.4 million and $23.2 million, respectively.

Our outstanding debt at December 31, 2006 consisted of $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), $113.8 million of 10 1/2% senior subordinated notes due 2012 (Senior Subordinated Notes due 2012) , as well as outstanding amounts under foreign working capital lines of credits and capital leases. During May 2006, we redeemed our 175 million Euro ($216.9 million based on May 15, 2006 exchange rates) 10 3/8% senior subordinated notes due 2011. As set forth in the note indenture, we paid the note holders 105.188 percent of the principal amount including a call premium ($11.2 million)  plus accrued and unpaid interest up to the redemption date.  We utilized cash on hand and availability under our Revolving Credit Facility to fund this redemption.

Our Revolving Credit Facility, has $300 million of initial borrowing capacity and provides us the ability to access to an additional $250 million of borrowing capacity during the life of the facility under the same terms. Borrowings under the Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio as defined by the credit agreement. The annual commitment fee in effect at December 31, 2006 on the unused portion of the secured revolving credit facility was 0.15%. As of December 31, 2006, we had no amounts outstanding under the Revolving Credit Facility.

The Senior Notes due 2013 are unsecured senior obligations ranking prior to our Senior Subordinated Notes due 2012. Indebtedness under our Revolving Credit Facility ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries. Interest on the Senior Notes due 2013 is payable semiannually in May and November each year,  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.

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

As of December 31, 2006, we also had outstanding $9.2 million of other indebtedness with a weighted-average interest rate of 4.8%. This debt includes outstanding bank overdrafts in Asia and Europe, and various capital leases.

As of December 31, 2006, we had four fixed-to-floating rate swap contracts which effectively converted $163.8 million of our fixed rate Senior Notes due 2013 and Senior Subordinated Notes due 2012 to variable rate debt. These contracts are considered to be hedges against changes in the fair value of the fixed rate debt obligation. Accordingly, the interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheet as a liability of $4.5 million as of  December 31, 2006. Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. Changes during any accounting period in the fair value of the interest rate swap contracts, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an ad

The Manitowoc Company, Inc. — 2006 Form 10-K	27

justment to interest expense in the Consolidated Statements of Operations. The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the year ended December 31, 2006. The fair value of these contracts, which represents the cost to settle these contracts, approximated a loss of $4.5 million at December 31, 2006.

Our Revolving Credit Facility, Senior Notes due 2013, and Senior Subordinated Notes due 2012 contain customary affirmative and negative covenants. In general, the covenants contained in the Revolving Credit Facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2012. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The Revolving Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Revolving Credit Facility. We were in compliance with all covenants as of December 31, 2006, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

Our debt position increases our vulnerability to general adverse industry and economic conditions and results in a portion of our cash flow from operations being used for payment of interest on our debt. This could potentially limit our ability to respond to market conditions or take advantage of future business opportunities. Our ability to service our debt is dependent upon many factors, some of which are not subject to our control, such as general economic, financial, competitive, legislative, and regulatory factors. In addition, our ability to borrow additional funds under the Revolving Credit Facility in the future will depend on our meeting the financial covenants contained in the credit agreement, even after taking into account such new borrowings.

The Revolving Credit Facility or other future facilities may be used for funding future acquisitions, seasonal working capital requirements, capital expenditures, and other investing and financing needs. We believe that our available cash, funds available under the Revolving Credit Facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund our capital and debt financing requirements for the foreseeable future.

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.     Our Revolving Credit Facility requires us to comply with certain financial ratios and tests to comply with the terms of the agreement. We were in compliance with these covenants as of December 31, 2006, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the Revolving Credit Facility (no amount outstanding as of December 31, 2006). Further, such acceleration would constitute an event of default under the indentures governing our Senior Subordinated Notes due 2012 and our Senior Notes due 2013.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•       We have disclosed in Note 16 to the Consolidated Financial Statements our buyback and residual value guaranty commitments.

•       We also lease various assets under operating leases. The future estimated payments under these arrangements are also disclosed in Note 19 to the Consolidated Financial Statements.

•       We have disclosed our accounts receivable securitization arrangement in Note 10 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2006 is as follows:

28	The Manitowoc Company, Inc. — 2006 Form 10-K

	Total Committed	2007	2008	2009	2010	2011	Thereafter
Debt	$262.4	$3.1	$—	$—	$—	$—	$259.3
Capital leases	6.0	1.0	1.1	1.1	0.9	0.7	1.2
Operating leases	73.3	22.3	15.5	9.8	7.4	4.4	13.9
Purchase obligations	—	—	—	—	—	—	—
Total committed	$341.7	$26.4	$16.6	$10.9	$8.3	$5.1	$274.4

*       - There were no significant purchase obligation commitments at December 31, 2006

*       - Table above does not include interest payments

Additionally, at December 31, 2006, we had outstanding letters of credit that totaled $21.1 million. We also had buyback commitments and residual value guarantees outstanding, that if all were satisfied in full at December 31, 2006, the total cash cost to us would be $157.1 million, this amount is not reduced for amounts the company would recover from repossessing and subsequent resale of collateral.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. The company has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts. Our three U.S. pension plans had benefit accruals frozen several years ago. Effective January 1, 2007, we merged all U.S. pension plans together. We are also making a contribution of approximately $27.2 million during the first quarter of 2007 that will fully fund the ongoing U.S. pension liability. We will also change our investment policy to more closely align the interest rate sensitivity of our pension assets with the corresponding liabilities. The resulting asset allocation will be approximately 10% equity and 90% fixed income. This decision will remove a significant portion of the U.S. pension’s volatility due to unpredictable changes in interest rates and equity markets. This decision will protect our balance sheet as well as support our goal of minimizing unexpected future pension cash contributions based upon the new provisions of the Pension Protection Act and protect our employees benefits.  In 2006, cash contributions to all pension plans by us were $13.9 million, and we estimate that our pension plan contributions will be approximately $31.6 million in 2007.

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

Interest Rate Risk

In 2006, we used interest rate swaps entered into with third party financial institutions such that approximately 39.5% of our debt is fixed and 60.5% is floating at December 31, 2006. At December 31, 2006, we had four fixed-to-floating interest rate swaps outstanding. These swap contracts effectively convert $163.8 million of our fixed rate Senior Subordinated and Senior Notes to variable rate debt. Under these swap agreements, we contract with a counter-party to exchange the difference between a floating rate and the fixed rate applied to $163.8 million of our Senior Subordinated Notes and Senior Notes. These contracts are considered to be a hedge against changes in the fair value of the fixed-rate obligations. Accordingly, these interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheet at December 31, 2006 as a liability of $4.5 million, and the related debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. Changes during any accounting period in the fair value of the interest rate swap contract, as well as the offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statements of Operations. The change in the fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings from these swaps for the year ended December 31, 2006. A 10% increase or decrease in the floating rate we pay under these swap agreements would result in a change in pre-tax interest expense of approximately $1.7 million. This amount was calculated assuming the year-end weighted-average rate of the swaps was constant throughout the year.

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

The Manitowoc Company, Inc. — 2006 Form 10-K	29

programs are centralized across business segments, and others are specific to a business segment or business unit. During 2006, we entered into certain commodity hedges which become effective starting January 1, 2007 and began a program to systematically hedge these commodities going forward. These hedges fix the price of certain of our key commodities utilized in the production of our Foodservice product offerings.

Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies. International sales, including those sales that originated outside of the United States, were approximately 47.7% of our total sales for 2006, with the largest percentage (27.9%) being sales into various European countries.

Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to reduce earnings and cash flow impact on nonfunctional currency denominated receivables and payables, predominantly between our Euro-denominated operations and their customers outside the Euro zone. Gains and losses resulting from hedging instruments offset the foreign exchange gains and losses on the underlying assets and liabilities being hedged. The maturities of these forward exchange contracts generally coincide with the settlement date of the related transactions. We also periodically hedge anticipated transactions, primarily at firm order date for orders to be sold into non-Euro-denominated locations, with forward exchange contracts. These forward exchange contracts are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  At December 31, 2006, we had outstanding forward exchange contracts hedging underlying accounts receivable with a fair market value of $1.3 million and forward exchange contracts hedging outstanding firm orders with a fair market value of $3.7 million. A 10% appreciation or depreciation of the underlying functional currency at December 31, 2006, would not have a significant impact on our Consolidated Statement of Earnings as any gains or losses under the foreign exchange contracts hedging accounts receivable balances would be offset by equal gains or losses on the underlying receivables. Any gains or losses under the foreign exchange contracts hedging outstanding firm orders would not have a significant impact due to the relatively immaterial amount of contracts outstanding being hedged.

At December 31, 2006, there was also a significant portion of our foreign currency translation exposure that was not hedged due to the company paying off the senior subordinated notes due 2011 during 2006. Amounts invested in non-U.S. based subsidiaries are translated into U.S. Dollars at the exchange rate in effect at year-end. The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments. The translation adjustment recorded in accumulated other comprehensive income at December 31, 2006, is $35.2 million.

Environmental, Health, Safety, and Other Matters

Please refer to Item 8, Financial Statements and Supplementary Data, and Note 15 to the Consolidated Financial Statements where we have disclosed our Environmental, Health, Safety, Contingencies and other Matters.

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

Revenue Recognition — Revenue is recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of an arrangement exists, the price is fixed and determinable, collectibility of cash is reasonably assured, and delivery has occurred or services have been rendered. We periodically enter into transactions with customers that provide for residual value guarantees and buyback commitments. These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments. These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third-party financing agreement. In addition, we lease cranes to customers under operating lease terms. Proceeds received in connection with these transactions are recognized as revenue over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Revenue Recognition under Percentage-of-completion Accounting — Revenue under long-term contracts within the Marine segment is recognized using the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as “recoverable costs and accrued profit on progress com

30	The Manitowoc Company, Inc. — 2006 Form 10-K

pleted not billed,” which are included in other current assets in the Consolidated Balance Sheet. Likewise, contracts where billings to date have exceeded recognized revenues are recorded as “amounts billed in excess of sales,” which are included in accounts payable and accrued expenses in the Consolidated Balance Sheet. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed when customer change orders are placed and on a regular basis. Sales and gross profit are adjusted when known for revisions in estimated total contract costs and contract values. Claims against customers are recognized as revenue when it is probable that the claim will result in additional contract revenue and the amount can be reliably estimated. Estimated losses are recorded when identified. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

Allowance for Doubtful Accounts — Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on pre-established percentages to specific aging categories which are subject to change if experience improves or deteriorates.

Inventories and Related Reserve for Obsolete and Excess Inventory — Inventories are valued at the lower of cost or market using both the first-in, first-out (FIFO) method and the last-in, first-out (LIFO) method and are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories together with a general provision based on pre-established percentages applied to specific aging categories of inventory. These categories are evaluated based upon historical usage, estimated future usage, and sales requiring the inventory. These percentages were established based upon historical write-off experience.

Goodwill and Other Intangible Assets — We account for goodwill and other intangible assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however, it is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Ice Group; Refrigeration Group; Beverage Group; and Marine Group, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at June 30, 2006, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Indefinite and definite lived intangible assets are also subject to impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While the company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Employee Benefit Plans — We provide a range of benefits to our employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date. The approach we use to determine the annual assumptions are as follows:

•       Discount Rate — Our discount rate assumptions are based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of our pension plans’ participants’ demographics and benefit payment terms.

•       Expected Return on Plan Assets — Our expected return on plan assets assumptions are based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds

•       Compensation increase — Our compensation increase assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation.

•       Retirement and Mortality Rates — Our retirement and mortality rate assumptions are based primarily on actual plan experience.

•       Health Care Cost Trend Rates — Our health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends.

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

The Manitowoc Company, Inc. — 2006 Form 10-K	31

Product Liability — We are subject in the normal course of business to product liability lawsuits. To the extent permitted under applicable laws, our exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits. We record product liability reserves for our self-insured portion of any pending or threatened product liability actions. Our reserve is based upon two estimates. First, we track the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon our best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, we obtain a third-party actuarial analysis to determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserve (collectively referred to as IBNR). This actuarial analysis is performed at least twice annually and our IBNR reserve for product liability is adjusted based upon the results of these analyses. We have established a position within the actuarially determined range, which we believe is the best estimate of the IBNR liability.

Income Taxes — We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents  a reserve on deferred tax assets for which utilization is uncertain. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. Our policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States. Accordingly, we do not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.

Stock Options — The computation of the expense associated with stock-based compensation requires the use of a valuation model. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options and stock appreciation rights. The Black-Scholes model requires assumptions regarding the volatility of the company’s stock, the expected life of the stock award and the company’s dividend ratio. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.

Warranties — In the normal course of business we provide our customers warranties covering workmanship, and in some cases materials, on products manufactured by us. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with our warranty, we may be obligated, at our expense to correct any defect by repairing or replacing such defective product. We provide for an estimate of costs that may be incurred under our warranty at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products. These costs primarily include labor and materials, as necessary associated with repair or replacement. The primary factors that affect our warranty liability include the number of shipped units and historical and anticipated rates or warranty claims. As these factors are impacted by actual experience and future expectations, we assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.

Recent Accounting Changes and Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140.”  SFAS No. 155 amends certain aspects of SFAS No. 133, primarily related to hybrid financial instruments and beneficial interests in securitized financial assets, as well as amends SFAS No. 140, related to eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. SFAS No. 155 is effective for us on January 1, 2007. The adoption of SFAS No. 155 did not have an impact on our Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.”  SFAS No. 156 amends certain aspects of SFAS No. 140 by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective for us on January 1, 2007.  The adoption of SFAS No. 156 did not have an impact on our Consolidated Financial Statements.

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

32	The Manitowoc Company, Inc. — 2006 Form 10-K

effective for us on January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Under SFAS No. 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS No. 158 was effective for us as of December 31, 2006. See Note 18, “Employee Benefit Plans” for detail regarding the adoption of SFAS 158.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”   This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for the company on January 1, 2007. We estimate the impact on our Consolidated Financial Statements upon the adoption of FIN No. 48 will be in the range of $5.0 million to $15.0 million and will be recorded as cumulative effect of accounting change in the Consolidated Statement of Operations in the first quarter of 2007.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no impact on our financial position, results of operations, or cash flows.

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

Crane — market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; changes in world demand for our crane product offering; the replacement cycle of technologically obsolete cranes; demand for used equipment; actions of competitors; and foreign exchange rate risk.

Foodservice — market acceptance of new and innovative products; weather; consolidations within the restaurant and foodservice equipment industries; global expansion of customers; actions of competitors; the commercial ice-cube machine replacement cycle in the United States; specialty foodservice market growth; future strength of the beverage industry; and the demand for quickservice restaurant and kiosks.

Marine — shipping volume fluctuations based on performance of the steel industry; weather and water levels on the Great Lakes; trends in government spending on new vessels; five-year survey schedule; the replacement cycle of older marine vessels; growth of existing marine fleets; consolidation of the Great Lakes marine industry; frequency of casualties on the Great Lakes; the level of construction and industrial maintenance, and ability of our customers to obtain financing.

Corporate (including factors that may affect all three segments) — changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; successful and timely completion of new facilities and facility expansions; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations; world-wide political risk; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies; changes in revenue, margins and costs; work stoppages and labor negotiations; actions of company competitors and the ability of our customers to obtain financing.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Liquidity and Capital Resources, and Risk Management in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the quantitative and qualitative disclosure about market risk.

The Manitowoc Company, Inc. — 2006 Form 10-K	33

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

34	The Manitowoc Company, Inc. — 2006 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Manitowoc Company, Inc.:

We have completed integrated audits of The Manitowoc Company, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 1, 2007

The Manitowoc Company, Inc. — 2006 Form 10-K	35

The Manitowoc Company, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004

Millions of dollars, except per share data	2006	2005	2004
Operations
Net sales	$2,933.3	$2,254.1	$1,844.9
Costs and expenses:
Cost of sales	2,286.0	1,832.2	1,469.2
Engineering, selling and administrative expenses	341.6	282.3	266.4
Amortization expense	3.3	3.1	3.1
Plant consolidation and restructuring costs	—	3.2	1.3
Total costs and expenses	2,630.9	2,120.8	1,740.0
Operating earnings from continuing operations	302.4	133.3	104.9
Other expenses:
Interest expense	(46.3)	(53.8)	(56.0)
Loss on debt extinguishment	(14.4)	(9.1)	(1.0)
Other income (expense) — net	3.2	3.5	(0.9)
Total other expenses	(57.5)	(59.4)	(57.9)
Earnings from continuing operations before taxes on income	244.9	73.9	47.0
Provision for taxes on earnings	78.4	14.8	8.9
Earnings from continuing operations	166.5	59.1	38.1
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $0.2, $(1.2) and $(0.8), respectively	(0.3)	0.9	(0.2)
Gain on sale or closure of discontinued operations, net of income taxes of $6.4 and $0.3, respectively	—	5.8	1.2
Net earnings	$166.2	$65.8	$39.1
Per Share Data
Basic earnings per share:
Earnings from continuing operations	$2.72	$0.98	$0.71
Earnings (loss) from discontinued operations, net of income taxes	(0.01)	0.02	(0.01)
Gain on sale or closure of discontinued operations, net of income taxes	—	0.10	0.02
Net earnings	$2.71	$1.09	$0.73
Diluted earnings per share:
Earnings from continuing operations	$2.65	$0.96	$0.70
Earnings (loss) from discontinued operations, net of income taxes	(0.01)	0.02	(0.01)
Gain on sale or closure of discontinued operations, net of income taxes	—	0.10	0.02
Net earnings	$2.65	$1.07	$0.72

The accompanying notes are an integral part of these financial statements.

36	The Manitowoc Company, Inc. — 2006 Form 10-K

The Manitowoc Company, Inc.
Consolidated Balance Sheets
As of December 31, 2006 and 2005

Millions of dollars, except share data	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$173.7	$229.5
Marketable securities	2.4	2.3
Restricted cash	15.1	—
Accounts receivable, less allowances of $27.6 and $23.8, respectively	285.2	243.2
Inventories — net	492.4	331.5
Deferred income taxes	97.7	74.4
Other current assets	76.2	72.5
Total current assets	1,142.7	953.4
Property, plant and equipment — net	398.9	353.9
Goodwill	462.1	429.6
Other intangible assets — net	160.0	139.9
Deferred income taxes	14.3	26.7
Other non-current assets	41.5	58.3
Total assets	$2,219.5	$1,961.8
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$839.6	$591.8
Short-term borrowings	4.1	19.4
Product warranties	59.6	47.3
Product liabilities	32.1	31.8
Total current liabilities	935.4	690.3
Non-Current Liabilities:
Long-term debt, less current portion	264.3	474.0
Pension obligations	64.5	71.6
Postretirement health and other benefit obligations	59.9	52.4
Long-term deferred revenue	71.6	81.7
Other non-current liabilities	49.3	48.5
Total non-current liabilities	509.6	728.2
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock (150,000,000 and 75,000,000 shares authorized, respectively 79,587,964 and 39,793,982 shares issued, 62,121,862, and 30,362,501 shares outstanding, respectively)	0.7	0.4
Additional paid-in capital	231.8	195.9
Accumulated other comprehensive income	48.0	16.6
Retained earnings	587.4	429.8
Treasury stock, at cost (17,466,102 and 9,431,481 shares, respectively)	(93.4)	(99.4)
Total stockholders’ equity	774.5	543.3
Total liabilities and stockholders’ equity	$2,219.5	$1,961.8

See accompanying notes which are an integral part of these statements.

The Manitowoc Company, Inc. — 2006 Form 10-K	37

The Manitowoc Company, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

Millions of dollars	2006	2005	2004
Cash Flows From Operations
Net earnings	$166.2	$65.8	$39.1
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	0.3	(6.7)	(1.0)
Depreciation	69.0	60.4	50.1
Amortization of intangible assets	3.3	3.1	3.1
Amortization of deferred financing fees	1.4	2.1	3.3
Deferred income taxes	(3.8)	14.0	(5.2)
Plant relocation and restructuring costs	—	3.2	1.3
Loss on early extinguishment of debt	3.1	2.6	1.0
Gain on sale of property, plant and equipment	(2.4)	(5.0)	(2.1)
Changes in operating assets and liabilities, excluding the effects of business acquisitions and dispositions:
Accounts receivable	(7.5)	(24.7)	6.1
Inventories	(160.6)	(113.5)	(84.4)
Other assets	14.4	(12.2)	(23.2)
Accounts payable and accrued expenses	106.7	73.2	46.4
Other liabilities	104.3	58.2	23.2
Net cash provided by operating activities of continuing operations	294.4	120.5	57.7
Net cash used for operating activities of discontinued operations	(0.3)	(13.8)	(0.7)
Net cash provided by operating activities	294.1	106.7	57.0
Cash Flows From Investing
Capital expenditures	(67.6)	(54.9)	(43.2)
Proceeds from sale of property, plant and equipment	10.3	15.1	15.4
Restricted cash	(15.1)	—	—
Business acquisitions, net of cash acquired	(48.1)	—	—
Purchase of marketable securities	(0.1)	(0.1)	—
Net cash used for investing activities of continuing operations	(120.6)	(39.9)	(27.8)
Net cash provided by investing activities of discontinued operations	—	28.3	7.8
Net cash used for investing activities	(120.6)	(11.6)	(20.0)
Cash Flows From Financing
Net proceeds from issuance of common stock	—	—	104.9
Payments on long-term debt	(223.5)	(77.1)	(43.0)
Proceeds from (payments) on short-term borrowings-net	(13.6)	19.9	8.3
Proceeds from (payments) on revolving credit facility	(4.3)	4.3	—
Proceeds from (payments) on from notes financing — net	(15.4)	14.2	23.2
Debt issue costs	(0.2)	(1.8)	—
Dividends paid	(8.6)	(8.4)	(7.5)
Exercises of stock options, including windfall tax benefits	30.2	10.8	6.7
Net cash provided by (used for) financing activities	(235.4)	(38.1)	92.6
Effect of exchange rate changes on cash	6.1	(3.9)	1.8
Net increase (decrease) in cash and cash equivalents	(55.8)	53.1	131.4
Balance at beginning of year	229.5	176.4	45.0
Balance at end of year	$173.7	$229.5	$176.4
Supplemental Cash Flow Information
Interest paid	$48.3	$50.3	$51.8
Income taxes paid	$23.7	$12.2	$7.0

The accompanying notes are an integral part of these financial statements.

38	The Manitowoc Company, Inc. — 2006 Form 10-K

The Manitowoc Company, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2006, 2005 and 2004

Millions of dollars, except shares data	2006	2005	2004
Common Stock — Shares Outstanding
Balance at beginning of year	30,362,501	29,949,715	26,572,024
Stock options exercised	1,065,668	432,590	334,925
Two-for-one stock split	30,605,986	—	—
Stock swap for stock options exercised	(10,593)	(19,804)	(3,189)
Restricted stock	98,300	—	(1,545)
Issuance of common stock	—	—	3,047,500
Balance at end of year	62,121,862	30,362,501	29,949,715
Common Stock — Par Value
Balance at beginning of year	$0.4	$0.4	$0.3
Issuance of common stock	—	—	0.1
Two-for-one stock split	0.3	—	—
Balance at end of year	$0.7	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of year	$195.9	$188.6	$81.0
Issuance of common stock	—	0.2	104.1
Two-for-one stock split	(0.3)	—	—
Stock options exercised	9.1	7.1	3.3
Restricted stock expense	1.2	—	0.2
Windfall tax benefit on stock options exercised	20.2	—	—
Stock option expense	5.7	—	—
Balance at end of year	$231.8	$195.9	$188.6
Accumulated Other Comprehensive Income
Balance at beginning of year	$16.6	$61.0	$40.8
Foreign currency translation adjustments	35.2	(34.4)	22.9
Derivative instrument fair market adjustment, net of income taxes of $0.9, $(1.4) and $1.3	1.6	(3.5)	3.2
Unrecognized pension and postretirement obligation, net of income taxes of $(3.9)	(7.3)	—	—
Additional minimum pension liability, net of income taxes of $0.9, $(3.5) and $(1.1)	1.9	(6.5)	(5.9)
Balance at end of year	$48.0	$16.6	$61.0
Retained Earnings
Balance at beginning of year	$429.8	$372.4	$340.8
Net earnings	166.2	65.8	39.1
Cash dividends	(8.6)	(8.4)	(7.5)
Balance at end of year	$587.4	$429.8	$372.4
Treasury Stock
Balance at beginning of year	$(99.4)	$(103.6)	$(106.9)
Stock options exercised	6.0	3.7	3.3
Restricted stock issued	—	0.5	—
Balance at end of year	$(93.4)	$(99.4)	$(103.6)
Comprehensive Income
Net earnings	$166.2	$65.8	$39.1
Other comprehensive income (loss):
Foreign currency translation adjustments	35.2	(34.4)	22.9
Derivative instrument fair market adjustment, net of income taxes	1.6	(3.5)	3.2
Additional minimum pension liability, net of income taxes	1.9	(6.5)	(5.9)
Comprehensive income	$204.9	$21.4	$59.3

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc. — 2006 Form 10-K	39

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

The Foodservice business is a broad-line manufacturer of “cold side” commercial foodservice products. Foodservice designs, manufactures and markets full product lines of ice making machines, walk-in and reach-in refrigerators and freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling, and institutional foodservice markets. Foodservice products are marketed under the Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, McCann’s, Koolaire, Flomatic, Kyees, RDI, and other brand names.

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

Basis of Presentation The consolidated financial statements include the accounts of The Manitowoc Company, Inc. and it’s wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year’s presentation (see Note 13, “Stockholders’ Equity” for more information regarding reclassifications). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.                Summary of Significant Accounting Policies

Cash Equivalents, Restricted Cash and Marketable Securities All short-term investments purchased with an original maturity of three months or less are considered cash equivalents. Marketable securities at December 31, 2006 and 2005, include securities which are considered “available for sale.” The difference between fair market value and cost of these investments was not significant for either year. Restricted cash represents cash in escrow funds which replaced outstanding letters of credit related to performance under a certain Marine contract and security for the indemnity agreement for a casualty insurance provider.

Inventories Inventories are valued at the lower of cost or market value. Approximately 85% of the company’s inventories at both December 31, 2006 and 2005, were computed using the first-in, first-out (FIFO) method. The remaining inventories were computed using the last-in, first-out (LIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $22.9 million and $20.9 million at December 31, 2006 and 2005, respectively. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

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

Useful lives
Patents	10-15 years
Engineering drawings	15 years
Customer relationships	13 years

Property, Plant and Equipment Property, plant and equipment is stated at cost. Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred. Expenditures for major renewals and improve

40	The Manitowoc Company, Inc. — 2006 Form 10-K

ments that substantially extend the capacity or useful life of an asset are capitalized and amortized by depreciation charges. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in earnings. Property, plant and equipment is depreciated over the estimated useful lives of the assets using the straight-line depreciation method for financial reporting and on accelerated methods for income tax purposes.

Property, plant and equipment is depreciated over the following estimated useful lives:

Years
Building and improvements	2-40
Drydocks and dock fronts	15-25
Machinery, equipment and tooling	2-20
Furniture and fixtures	5-20
Computer hardware and software	2-7

Property, plant and equipment also include cranes accounted for as leases. Equipment accounted for as leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement such as guaranteed more than insignificant residual value or made a buyback commitment. Equipment that is leased directly to the customer is accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic life. Equipment involved in financing arrangements is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount. The amount of rental equipment included in property, plant and equipment amounted to $120.0 million and $118.6 million, net of accumulated depreciation, at December 31, 2006 and 2005, respectively.

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

For property, plant and equipment and other long-lived assets, other than goodwill and other intangible assets, the company performs undiscounted operating cash flow analyses to determine impairments. If an impairment is determined to exist, any related impairment loss is calculated based upon comparison of the fair value to the net book value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell.

Financial Instruments The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, accounts payable, and short-term variable rate debt approximated fair value at December 31, 2006 and 2005. The fair value of the company’s 10 1/2% Senior Subordinated Notes due 2012 was approximately $121.9 million and $126.3 million at December 31, 2006 and 2005, respectively. The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $151.2 million and $154.1 million at December 31, 2006 and 2005, respectively. See Note 9, “Debt” for the related book values of these debt instruments. The aggregate fair values of interest rate swaps, commodity contracts and foreign currency exchange contracts at December 31, 2006 and 2005 were ($1.1) million and ($1.9) million, respectively. These fair values are the amounts at which they could be settled, based on estimates obtained from financial institutions.

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

The Manitowoc Company, Inc. — 2006 Form 10-K	41

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

Foreign Currency Translation The financial statements of the company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (OCI) as a component of stockholders’ equity.

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

For the years ended December 31, 2006, 2005 and 2004, no amount was recognized in earnings due to ineffectiveness of a hedge transaction; however, in December 2004 $0.4 million was recognized as a charge to earnings due to the company unwinding its floating-to-fixed interest rate swap contract. This charge is included in loss on debt extinguishment in the Consolidated Statements of Operations for the year ended December 31, 2004. As of December 31, 2006, the company has no floating-to-fixed interest rate swap contracts outstanding. The amount reported as derivative instrument fair market value adjustment in the accumulated OCI account within stockholders’ equity represents the net gain (loss) on foreign exchange currency exchange contracts designated as cash flow hedges, net of income taxes.

Fair Value Hedges The company periodically enters into interest rate swaps designated as a hedge of the fair value of a portion of its fixed rate debt. These hedges effectively result in changing a portion of its fixed rate debt to variable interest rate debt. Both the swaps and the hedged portion of the debt are recorded in the Consolidated Balance Sheet at fair value. The change in fair value of the swaps exactly offsets the change in fair value of the hedged debt, with no net impact to earnings. Interest expense of the hedged debt is recorded at the variable rate in earnings. See Note 9, “Debt” for additional information related to these hedges.

Stock-Based Compensation At December 31, 2006, the company has five stock-based compensation plans, which are described more fully in Note 14, “Stock Options.” Effective January 1, 2006, the company adopted SFAS No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123” (SFAS No. 123(R)), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro-forma basis. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation for the years ended December 31, 2005 and 2004.

42	The Manitowoc Company, Inc. — 2006 Form 10-K

	2005	2004
Reported net earnings	$65.8	$39.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(4.4)	(4.8)
Proforma net earnings	$61.4	$34.3
Earnings per share
Basic — as reported	$1.09	$0.73
Basic — pro forma	$1.02	$0.64
Diluted — as reported	$1.07	$0.72
Diluted — pro forma	$1.00	$0.63

In addition to the compensation expense related to stock options, the company recognized $1.2 million, $0.5 million and $0.3 million of compensation expense related to restricted stock during the years ended December 31, 2006, 2005 and 2004, respectively.

Revenue Recognition and Long-Term Contracts Revenue is recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectibility of cash is reasonably assured; and delivery has occurred or services have been rendered. Shipping and handling fees are reflected in net sales and shipping and handling costs are reflected in cost of sales in the Consolidated Statements of Operations. Revenues under long-term contracts within the Marine segment are recorded using the percentage-of-completion method of accounting. Revenue under these fixed-price long-term contracts are recorded based on the ratio of costs incurred to estimated total costs at completion, and costs are expensed as incurred. Amounts representing contract change orders, claims or other items are included in revenue only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

Amounts related to long-term contracts accounted for according to the percentage-of-completion method included in the Consolidated Balance Sheet at December 31 were as follows:

	2006	2005
Amounts billed, included in accounts receivable	$10.3	$15.7
Recoverable costs and accrued profit on progress completed but not billed, included in other current assets	$33.8	$29.8
Amounts billed in excess of sales, included in accounts payable and accrued expenses	$57.2	$22.4

Recoverable costs and accrued profit on progress completed but not billed related to amounts not billable at the balance sheet date. It is anticipated that such amounts will be billed in the first quarter of the subsequent year. Amounts billed but not paid pursuant to retainage contract provisions, which are due upon completion of the contracts, were $2.4 million and $7.8 million as of December 31, 2006 and 2005, respectively, and are included in other current assets in the Consolidated Balance Sheets.

As discussed above, the company enters into transactions with customers that provide for residual value guarantees and buyback commitments on certain crane transactions. The company records transactions which it provides significant residual value guarantees and any buyback commitments as operating leases. Net revenues in connection with the initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement. See Note 16, “Guarantees.”

The company also leases cranes to customers under operating lease terms. Proceeds received in connection with these transactions are recognized as revenue over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Research and Development Research and development costs are charged to expense as incurred and amount to $31.2 million, $26.0 million and $21.2 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

The Manitowoc Company, Inc. — 2006 Form 10-K	43

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

Recent accounting changes and pronouncements In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140.” SFAS No. 155 amends certain aspects of SFAS No. 133, primarily related to hybrid financial instruments and beneficial interests in securitized financial assets, as well as amends SFAS No. 140, related to eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. SFAS No. 155 is effective for the company on January 1, 2007. The adoption of SFAS No. 155 will not have an impact on the company’s Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective for the company on January 1, 2007. The adoption of SFAS No. 156 did not have an impact on the company’s Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Under SFAS No. 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS No. 158 was effective for the company as of December 31, 2006. See Note 18, “Employee Benefit Plans” for detail regarding the adoption of SFAS 158.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for the company on January 1, 2007. The company estimates the impact on its Consolidated Financial Statements upon the adoption of FIN No. 48 will be in the range of $5.0 million to $15.0 million and will be recorded as a cumulative effect of accounting change in the Consolidated Statements of Operations in the first quarter of 2007.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no impact on our financial position, results of operations, or cash flows.

44	The Manitowoc Company, Inc. — 2006 Form 10-K

3.                Acquisition

On May 26, 2006, the company acquired substantially all of the assets and business operated by McCann’s Engineering & Mfg. Co. and McCann’s de Mexico S.A. de C.V. (McCann’s). Headquartered in Los Angeles, California, and with operations in Tijuana, Mexico McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores. McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks. McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components. The aggregate consideration paid for the McCann’s acquisition was $37.1 million, including acquisition costs of approximately $0.7 million. The acquisition resulted in approximately $14.4 million of goodwill and $14.3 million of other intangible assets being recognized by the company’s Foodservice segment. See further detail related to the goodwill and other intangible assets of the McCann’s acquisition at Note 7, “Goodwill and Other Intangible Assets.”

On January 3, 2006, the company acquired certain assets, rights and properties of ExacTech, Inc., a supplier of fabrication, machining, welding, and other services to various parties. Located in Port Washington, Wisconsin, ExacTech, Inc. now provides these services to the company’s U.S. based crane manufacturing facilities. The aggregate consideration paid for the acquisition resulted in approximately $6.5 million of goodwill being recognized by the company’s Crane segment in the first quarter of 2006.

4.                Discontinued Operations

During the third quarter of 2005, the company decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s wholly-owned subsidiary, Manitowoc Marine Group, LLC. Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial repair services. The company recorded a $5.2 million pre-tax ($3.4 million after tax) charge for costs related to the closure of the business. This charge included $0.2 million related to severance agreements; $1.0 million for future lease payments; $0.3 million for the write-off of goodwill related to this business; $2.2 million for the write-down of certain assets (primarily property, plant and equipment and inventory) to estimated salvage value; and $1.5 million for closing and other related costs. This charge is recorded in gain on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations. The closure of Toledo Ship Repair represents a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Results of Toledo Ship Repair in current and prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

The following selected financial data of Toledo Ship Repair for the years ended December 31, 2006, 2005 and 2004 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	2006	2005	2004
Net sales	$—	$11.3	$27.9
Pretax loss from discontinued operation	$(0.5)	$(6.7)	$(7.4)
Pretax loss on closure	—	(5.2)	—
Benefit for taxes on loss	(0.2)	(4.5)	(1.4)
Net loss from discontinued operation	$(0.3)	$(7.4)	$(6.0)

During the third quarter of 2005, the company decided that it would divest of its wholly-owned subsidiary Diversified Refrigeration, LLC, (f/k/a Diversified Refrigeration, Inc.) (DRI). DRI was the company’s private-label Foodservice contract manufacturing operation. On December 30, 2005, the company completed the sale of DRI to Monogram Refrigeration, LLC, a wholly-owned subsidiary of the General Electric Company. Net proceeds from the sale of DRI were approximately $28.4 million and resulted in a pre-tax gain of $17.6 million ($9.6 million after tax). This gain is recorded in gain on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations. The sale of DRI represents a discontinued operation under SFAS No. 144. Results of DRI in prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

The following selected financial data of DRI for the years ended 2005 and 2004 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no operating results from DRI for the year ended December 31, 2006. There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

The Manitowoc Company, Inc. — 2006 Form 10-K	45

	2005	2004
Net sales	$91.1	$91.3
Pretax earnings from discontinued operations	$6.3	$9.5
Pretax gain on sale	17.6	—
Provision for taxes on earnings	9.7	1.8
Net earnings from discontinued operation	$14.2	$7.7

During the second quarter of 2004, the company completed the sale of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc. Headquartered in Tonneins, France, Delta manufactured the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations. The company received $9.0 million for the sale of Delta. As a result of the sale, the company recorded a $1.5 million pre-tax gain ($1.2 million net of taxes). This gain is recorded in gain on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations. Delta was acquired in August 2002 as part of the Grove Investors, Inc. (Grove) acquisition. The sale of Delta represents a discontinued operation under SFAS No. 144. Results of Delta in prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

The following selected financial data of Delta for the year ended December 31, 2004 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity. There were no general corporate expense or interest expense allocated to discontinued operations during the year ended December 31, 2004. There were no operating activities related to Delta during the years ended December 31, 2006 or 2005.

2004
Net sales	$14.8
Pretax loss from discontinued operations	$(2.7)
Pretax gain on sale or closure	1.5
Benefit for taxes on loss	(0.8)
Net loss from discontinued operations	$(0.4)

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

The following selected financial data of North Central Crane for the year ended December 31, 2004 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no general corporate expense or interest expense allocated to discontinued operations during the year ended December 31, 2004. There were no operating activities related to North Central Crane during the years ended December 31, 2006 or 2005.

2004
Net sales	$3.1
Pretax loss from discontinued operation	$(0.4)
Benefit for taxes on loss	(0.1)
Net loss from discontinued operations	$(0.3)

46	The Manitowoc Company, Inc. — 2006 Form 10-K

5.    Inventories

The components of inventories at December 31 are summarized as follows:

	2006	2005
Inventories — gross:
Raw materials	$198.3	$131.6
Work-in-process	174.2	113.9
Finished goods	187.2	143.2
Total	559.7	388.7
Less excess and obsolete inventory reserve	(44.4)	(36.3)
Net inventories at FIFO cost	515.3	352.4
Less excess of FIFO costs over LIFO value	(22.9)	(20.9)
Inventories — net	$492.4	$331.5

6.    Property, Plant and Equipment

The components of property, plant and equipment at December 31 are summarized as follows:

	2006	2005
Land	$44.5	$33.9
Building and improvements	188.5	171.0
Drydocks and dock fronts	19.9	20.0
Machinery, equipment and tooling	256.0	224.1
Furniture and fixtures	27.0	24.1
Computer hardware and software	42.1	35.9
Rental cranes	193.1	179.3
Construction in progress	32.5	28.0
Total cost	803.6	716.3
Less accumulated depreciation	(404.7)	(362.4)
Property, plant and equipment-net	$398.9	$353.9

7.    Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2006 and 2005, were as follows:

	Crane	Foodservice	Marine	Total
Balance as of January 1, 2005	$218.3	$186.1	$47.4	$451.8
Write-off of discontinued operations goodwill	—	(0.4)	(0.2)	(0.6)
Tax adjustment related to purchase accounting	(2.4)	—	—	(2.4)
Foreign currency impact	(19.2)	—	—	(19.2)
Balance as of December 31, 2005	196.7	185.7	47.2	429.6
ExacTech, Inc. acquisition	6.5	—	—	6.5
McCann’s acquisition	—	14.4	—	14.4
Foreign currency impact	11.6	—	—	11.6
Balance as of December 31, 2006	$214.8	$200.1	$47.2	$462.1

As discussed in Note 3, “Acquisition,” during 2006, the company completed the acquisitions of McCann’s and ExacTech, Inc. The acquisition of ExacTech, Inc. resulted in an increase of $6.5 million of goodwill and no other intangible assets. The acquisition of McCann’s resulted in an increase of $14.4 million of goodwill and $14.3 million of other intangible assets. The other intangible assets consist of trademarks totaling $7.0 million which have an indefinite life, customer relationships of $5.8 million which have been assigned a 13 year life, and patents of $1.5 million which have been assigned a 10 year life.

As discussed in Note 4, “Discontinued Operations,” during 2005 the company closed its Toledo Ship Repair

The Manitowoc Company, Inc. — 2006 Form 10-K	47

business and divested of DRI. As a result, the company wrote-off the entire goodwill balances related to these businesses.

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of December 31, 2006 and 2005.

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$105.1	$—	$105.1	$92.0	$—	$92.0
Customer relationships	5.8	(0.3)	5.5	—	—	—
Patents	31.1	(9.8)	21.3	28.5	(7.6)	20.9
Engineering drawings	12.0	(4.4)	7.6	11.2	(3.5)	7.7
Distribution network	20.5	—	20.5	19.3	—	19.3
	$174.5	$(14.5)	$160.0	$151.0	$(11.1)	$139.9

Amortization expense recorded for the other intangible assets for the years ended December 31, 2006, 2005 and 2004 was $3.3 million, $3.1 million and $3.1 million, respectively. Estimated amortization expense for the five years beginning in 2007 is estimated to be approximately $3.6 million per year.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 are summarized as follows:

	2006	2005
Trade accounts and interest payable	$439.7	$316.6
Employee related expenses	76.3	61.5
Income taxes payable	62.9	23.2
Profit sharing and incentives	54.8	37.3
Unremitted cash liability	11.7	13.1
Deferred revenue — current	48.1	46.8
Amounts billed in excess of sales	57.2	22.4
Miscellaneous accrued expenses	88.9	70.9
	$839.6	$591.8

9.    Debt

Debt at December 31 is summarized as follows:

	2006	2005
Revolving credit facility	$—	$4.3
Senior subordinated notes due 2011 (175 million Euro)	—	207.5
Senior subordinated notes due 2012	113.8	113.8
Senior notes due 2013	150.0	150.0
Fair value of interest rate swaps	(4.5)	(2.7)
Other	9.1	20.5
Total debt	268.4	493.4
Less current portion and short-term borrowings	(4.1)	(19.4)
Long-term debt	$264.3	$474.0

48	The Manitowoc Company, Inc. — 2006 Form 10-K

In June 2005, the company entered into a five-year, $300 million, secured revolving credit facility (Revolving Credit Facility), which replaced the company’s $125 million revolving credit facility that was due to expire in May 2006.

Borrowings under the five year, $300 million, Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio as defined by the credit agreement. The annual commitment fee in effect at December 31, 2006 on the unused portion of the Revolving Credit Facility was 0.15%. As of December 31, 2006, there were no amounts outstanding under the Revolving Credit Facility. As of December 31, 2006, the company had $21.1 million of outstanding letters of credit secured by the Revolving Credit Facility. The company had $278.9 million of unused availability under the terms of the Revolving Credit Facility as of December 31, 2006. During June 2005, the company recorded a charge of $0.8 million ($0.6 million net of income taxes) for deferred financing costs related to the termination of the previous $125 million revolving credit facility.

On May 15, 2006, the company redeemed its 175 million Euro, 10 3/8% senior subordinated notes due 2011 for $216.9 million (based on May 15, 2006 exchange rates). Pursuant to the terms of the indenture, the company paid the note holders 105.188 percent of the principal amount of the notes plus accrued and unpaid interest up to the redemption date. As a result of this redemption, the company incurred a charge of $14.4 million ($9.4 million net of income taxes) related to the call premium ($11.2 million), write-off of unamortized debt issuance costs ($3.1 million) and other expenses ($0.1 million). The charge was recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

As part of the acquisition of Grove Investors, Inc. (Grove) in August 2002, the company issued $175 million of 10 1/2% Senior Subordinated Notes due August 2012 (Senior Subordinated Notes due 2012). The Senior Subordinated Notes due 2012 are unsecured obligations of the company ranking subordinate in right of payment to all senior debt of the company and are fully and unconditionally, jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 21, “Subsidiary Guarantors”). Interest on the Senior Subordinated Notes due 2012 is payable semiannually in February and August each year. The Senior Subordinated Notes due 2012 can be redeemed by the company in whole or in part for a premium on or after August 1, 2007. The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Subordinated Notes due 2012 during the 12-month period commencing on August 1 of the year set forth below:

Year	Percentage
2007	105.250%
2008	103.500%
2009	101.750%
2010 and thereafter	100.000%

In December 2004, the company sold, pursuant to an underwritten public offering, approximately 3.0 million shares (not adjusted for the 2006 2-for-1 stock split) of its common stock at a price of $36.25 per share (not adjusted for the 2006 2-for-1 stock split). The company used a portion of the proceeds to redeem approximately $61.3 million of the 10 1/2% Senior Subordinated Notes due 2012 and to pay the prepayment premium to the note holders of $6.4 million. The redemption of $61.3 million of the 10 1/2% Senior Subordinated Notes due 2012 was completed on January 10, 2005. As a result of this redemption, the company incurred a charge of approximately $8.3 million ($5.4 million net of income taxes) for the early extinguishment of debt related to the prepayment premium paid to the note holders of $6.4 million, and the partial write-off of debt issuance costs of $1.9 million. The charge was recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

On November 6, 2003, the company completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations ranking prior to the company’s Senior Subordinated Notes due 2012. Our Revolving Credit Facility ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries. The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 21, “Subsidiary Guarantors”). Interest on the Senior Notes due 2013 is payable semiannually in May and November each year. The Senior Notes due 2013 can be redeemed by the company in whole or in part for a premium on or after November 1, 2008. The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Notes due 2013 during the 12-month period commencing on November 1 of the year set forth below:

The Manitowoc Company, Inc. — 2006 Form 10-K	49

Year	Percentage
2008	103.563%
2009	102.375%
2010	101.188%
2011 and thereafter	100.000%

During the year ended December 31, 2004, the company recorded a charge of $1.0 million ($0.8 million net of income taxes) related to the prepayment of the term loan B portion of its senior credit facility. The charge relates to the write-off of unamortized financing fees and unwinding of the company’s floating-to-fixed interest rate swap. This charge is recorded in loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2004

Our Revolving Credit Facility, Senior Notes due 2013, and Senior Subordinated Notes due 2012 contain customary affirmative and negative covenants. In general, the covenants contained in the Revolving Credit Facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2012. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The Revolving Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the secured revolving credit facility. We were in compliance with all covenants as of December 31, 2006, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

As of December 31, 2006, the company also had outstanding $9.1 million of other indebtedness with a weighted-average interest rate of 4.8%. This debt includes $2.7 million of outstanding working capital lines of credit in China, $0.5 million in Europe, and $5.9 million of capital lease obligations in Europe.

As of December 31, 2006, the company had four fixed-to-floating rate swap contracts which effectively converted $163.8 million of its fixed rate Senior Notes due 2013 and Senior Subordinated Notes due 2012 to variable rate debt. These contracts are considered to be hedges against changes in the fair value of the fixed rate debt obligation. Accordingly, the interest rate swap contracts are reflected at fair value in its Consolidated Balance Sheet as a liability of $4.5 million as of December 31, 2006. Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. Changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statement of Operations. The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the year ended December 31, 2006. The fair value of these contracts, which represents the cost to settle these contracts, approximated a loss of $4.5 million at December 31, 2006.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

2007	$4.1
2008	1.1
2009	1.1
2010	1.0
2011	0.7
Thereafter	260.4
$268.4

10.  Accounts Receivable Securitization

The Company is party to an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation

50	The Manitowoc Company, Inc. — 2006 Form 10-K

interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at December 31, 2006 is $82.5 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

Effective on December 22, 2006, the company entered into an amendment to its accounts receivable securitization program. The amendment expanded the scope of the program to include certain of the company’s domestic Foodservice segment’s businesses in addition to its Crane segment businesses and increased the capacity of the program to $90 million from $60 million. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $90.0 million at December 31, 2006.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $186.9 million, for the year ended December 31, 2006. Cash collections of trade accounts receivable balances in the total receivable pool totaled $590.0 million for the year ended December 31, 2006.

The accounts receivables securitization program is accounted for as a sale in accordance with FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125.” Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

The table below provides additional information about delinquencies and net credit losses for trade accounts receivable subject to the accounts receivable securitization program.

	Balance outstanding December 31, 2006	Balance Outstanding 60 Days or More Past Due December 31, 2006	Net Credit Losses Year Ended December 31, 2006
Trade accounts receivable subject to securitization program	$172.5	$2.1	$—
Trade accounts receivable balance sold	90.0
Retained interest	$82.5

11.  Income Taxes

Income tax expense for continuing operations is summarized below:

	2006	2005	2004
Earnings from continuing operations before income taxes:
Domestic	$100.2	$2.9	$20.7
Foreign	144.7	71.0	26.3
Total	$244.9	$73.9	$47.0

The provision for taxes on earnings (loss) from continuing operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current:
Federal	$46.7	$(5.4)	$0.2
State	3.7	(1.9)	(4.4)
Foreign	31.8	42.8	(0.5)
Total current	82.2	35.5	(4.7)
Deferred:
Federal and state	(5.5)	0.2	9.5
Foreign	1.7	(20.9)	4.1
Total deferred	(3.8)	(20.7)	13.6
Provision for taxes on earnings	$78.4	$14.8	$8.9

The Manitowoc Company, Inc. — 2006 Form 10-K	51

The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision (benefit)	1.7	(4.6)	(5.6)
Non-deductible book intangible asset amortization	0.2	0.4	0.5
Tax exempt export income	(0.5)	(1.5)	(1.9)
Federal tax credits	—	(3.8)	—
Taxes on foreign income which differ from the U.S. statutory rate	(5.5)	(4.3)	(10.0)
Accrual adjustment	1.2	(1.7)	1.2
Other items	(0.1)	0.5	(0.2)
Provision for taxes on earnings	32.0%	20.0%	19.0%

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations. A summary of the deferred income tax accounts at December 31 is as follows:

	2006	2005
Current deferred assets:
Inventories	$13.2	$6.1
Accounts receivable	11.4	14.6
Product warranty reserves	13.6	10.6
Product liability reserves	11.9	18.4
Other employee-related benefits and allowances	23.2	12.5
Net operating losses carryforwards, current portion	2.1	0.1
Deferred revenue, current portion	12.2	6.2
Other reserves and allowances	10.1	5.9
Future income tax benefits, current	$97.7	$74.4
Non-current deferred assets (liabilities):
Property, plant and equipment	$(38.9)	$(25.5)
Intangible assets	(1.3)	(6.7)
Post retirement benefits other than pensions	20.0	20.3
Deferred employee benefits	1.1	9.9
Severance benefits	2.2	1.4
Product warranty reserves	1.3	1.3
Tax Credits	6.7	5.8
Net operating loss carryforwards	22.8	26.4
Deferred revenue	8.5	—
Other	1.6	1.2
Total non-current deferred asset	24.0	34.1
Less valuation allowance	(9.7)	(7.4)
Net future tax benefits, non-current	$14.3	$26.7

The company’s policy is to remit earnings from foreign subsidiaries only to the extent any underlying foreign taxes are creditable in the United States. Accordingly, the company does not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries. Undistributable earnings from continuing operations on which additional income taxes have not been provided amounted to approximately $161.3 million at December 31, 2006. If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $56.5 million would have been necessary as of December 31, 2006.

As of December 31, 2006, the company has approximately $256.2 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities. These state net operating loss carryforwards expire beginning 2007 through 2026. The company also has approximately $50.9 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities. These foreign loss carryforwards generally have no expiration under current foreign law. The valuation allowance represents a reserve for certain foreign loss carryforwards for which realization is not “more likely than not.”

52	The Manitowoc Company, Inc. — 2006 Form 10-K

12. Earnings Per Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	2006	2005	2004
Basic weighted average common shares outstanding	61,224,574	60,293,210	53,801,260
Effect of dilutive securities — stock options and restricted stock	1,561,192	1,232,824	953,100
Diluted weighted average common shares outstanding	62,785,766	61,526,034	54,754,360

For the year ended December 31, 2006, 2005 and 2004, 0.3 million, 0.2 million, and 0.4 million, respectively, common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

13. Stockholders’ Equity

Authorized capitalization consists of 150 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

On February 24, 2006, the board of directors authorized a two-for-one stock split of the company’s common stock. Record holders of Manitowoc’s common stock at the close of business on March 31, 2006, received on April 10, 2006 one additional share of common stock for every share of Manitowoc common stock they owned. Manitowoc shares outstanding at the close of business on March 31, 2006 totaled 30,605,986 (pre-split). The company’s common stock began trading at its post-split price at the beginning of trading on April 11, 2006. Per share, share and stock option amounts within this Annual Report on Form 10-K for all periods presented have been adjusted to reflect the stock split, except as expressly noted otherwise in this report.

The amount and timing of the annual dividend is determined by the board of directors at its regular meetings each year. In December 2004, the company paid a cash dividend to shareholders of $0.14 per share of common stock. At its February 2005 meeting, the board of directors approved changing to a quarterly dividend beginning in the first quarter of 2005. For the years ended December 31, 2006 and 2005, the company paid four quarterly dividends of $0.035 per share of common stock.

Currently, the company has authorization to purchase up to 2.5 million shares (not adjusted for the 2006 2-for-1 stock split) of common stock at management’s discretion. As of December 31, 2006, the company had purchased approximately 1.9 million shares (not adjusted for the 2006 2-for-1 stock split) at a cost of $49.8 million pursuant to this authorization. The company did not purchase any shares of its common stock during 2006, 2005 or 2004.

As discussed in Note 9, “Debt,” in December 2004, the company sold, pursuant to an underwritten public offering, approximately 3.0 million shares (not adjusted for the 2006 2-for-1 stock split) of its common stock at a price of $36.25 per share (not adjusted for the 2006 2-for-1 stock split). Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $104.9 million. In addition to underwriting discounts and commissions, the company incurred approximately $0.8 million of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. The company used a portion of the proceeds to redeem approximately $61.3 million of the Senior Subordinated Notes due 2012 and to pay the premium to the note holders of $6.4 million. The company used the balance of the proceeds for general corporate purposes. On January 10, 2005, the company completed the redemption of $61.3 million of the Senior Subordinated Notes due 2012.

The components of accumulated other comprehensive income as of December 31, 2006 and 2005 are as follows:

	2006	2005
Foreign currency translation	$69.2	$34.0
Derivative instrument fair market, net of income taxes	2.1	0.5
Additional minimum pension liability, net of income taxes	—	(17.9)
Unrecognized pension and postretirement obligation	(23.3)	—
	$48.0	$16.6

14. Stock Based Compensation

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

The Manitowoc Company, Inc. — 2006 Form 10-K	53

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

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan (2003 Stock Plan) provides for both short-term and long-term incentive awards for employees. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, performance share or performance unit awards. The total number of shares of the company’s common stock originally available for awards under the 2003 Stock Plan was 3.0 million prior to the split in 2006 and 6.0 million shares post-split, subject to further adjustments for stock splits, stock dividends and certain other transactions or events. Options under this plan are exercisable at such times and subject to such conditions as the compensation committee should determine. Options granted under the plan to date become exercisable annually in equal 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date. Restrictions on restricted stock awarded under this plan lapse 100% on the third anniversary of the grant date. There have been no awards of stock appreciation rights, performance shares or performance units.

The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan (1995 Stock Plan) provides for the granting of stock options to non-employee members of the board of directors. Under this plan, stock options to acquire up to 0.4 million shares (0.2 million prior to the stock split in 2006) of common stock, in the aggregate, may be granted under a time-vesting formula and at an exercise price equal to the market price of the common stock at the date of grant. For the 1999 Stock Plan, the options are exercisable annually in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date. During 2004, this plan was frozen and replaced with the 2004 Director Stock Plan.

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

With the acquisition of Grove, the company inherited the Grove Investors, Inc. 2001 Stock Incentive Plan. Outstanding Grove stock options under the Grove Investors, Inc. 2001 Stock Incentive Plan were converted into options to acquire common stock of the company at the date of acquisition. Under this plan, after the conversion of Grove stock options to Manitowoc stock options, stock options to acquire 0.1 million shares of common stock of the company were outstanding. These options are fully vested and expire on September 25, 2011. No additional options may be granted under the Grove Investors, Inc. 2001 Stock Incentive Plan.

As a result of the adoption of SFAS No. 123(R), the company recognized $5.7 million of pre tax compensation expense ($3.9 million after taxes) associated with stock options for the year ended December 31, 2006.

54	The Manitowoc Company, Inc. — 2006 Form 10-K

A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price):

		Weighted
		Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Options outstanding as of January 1, 2005	4.0	$12.76
Granted	0.7	20.41
Exercised	(0.9)	12.08
Cancelled	(0.3)	15.60
Options outstanding as of December 31, 2005	3.5	$14.49
Granted	0.6	44.83
Exercised	(1.1)	12.41
Cancelled	(0.2)	21.50
Options outstanding as of December 31, 2006	2.8	$22.09	$44.3
Options exerciseable as of:
January 1, 2005	1.6	$12.30
December 31, 2005	1.5	$12.64
December 31, 2006	0.8	$13.42	$23.5

The outstanding stock options at December 31, 2006 have a range of exercise prices of $8.47 to $54.05 per option. The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2006 (in millions, except weight average remaining contractual life and weighted average exercise price).

		Weighted Average
		Remaining
	Outstanding	Contractual	Weighted Average	Exercisable	Weighted Average
Range of Exercise Price	Options	Life (Years)	Exercise Price	Options	Exercise Price
$8.47–$11.00	0.2	5.7	$9.51	0.1	$9.51
$11.01–$13.50	0.7	5.5	12.62	0.4	12.63
$13.51–$16.00	0.3	6.5	15.00	0.1	14.90
$16.01–$18.50	0.2	5.4	17.24	0.1	17.25
$18.51–$21.00	0.7	8.2	20.28	—	—
$21.01–$28.51	0.1	9.0	25.62	—	—
$36.00–$38.11	0.3	9.2	37.42	—	—
$38.12–$54.05	0.3	9.3	52.02	0.1	45.85
	2.8	7.2	$22.09	0.8	$13.42

The company continues to use the Black-Scholes valuation model to value stock options. The company used its historical stock prices as the basis for its volatility assumption. The assumed risk-free rates were based on ten-year U.S. Treasury rates in effect at the time of grant. The expected option life represents the period of time that the options granted are expected to be outstanding and are based on historical experience.

As of December 31, 2006, the company has $8.2 million of unrecognized compensation expense which will be recognized over the next five years.

The weighted average fair value of options granted per share during the years ended December 31, 2006, 2005 and 2004 was $19.20 and $7.57 and $6.35, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2006	2005	2004
Expected life (years)	7.0	7.3	7.0
Risk-free interest rate	4.8%	3.8%	4.5%
Expected volatility	34.0%	32.0%	39.0%
Expected dividend yield	0.6%	0.8	1.1%

The Manitowoc Company, Inc. — 2006 Form 10-K	55

For the years ended December 31, 2006, 2005 and 2004 the total intrinsic value of stock options exercised was $46.5 million $8.9 million and $4.4 million, respectively.

15. Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. The estimated remaining cost to complete the clean up of this site is approximately $8.1 million. Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheet at December 31, 2006 is $0.9 million. Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of DRI, certain contaminants in the soil and ground water associated with the facility were identified. As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified. Estimates indicate that the costs to remediate this site are approximately $2.0 million. During December 2005, the company recorded a $2.0 million reserve for these estimated costs. This charge was recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005. The company’s remaining estimated liability for this matter, included in other accounts payable and accrued expenses in the Consolidated Balance Sheet at December 31, 2006 is $1.8 million. Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of December 31, 2006, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years. The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence. The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002. As of December 31, 2006, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2006, were $32.1 million; $11.3 million was reserved specifically for actual cases and $20.8 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2006 and 2005, the company had reserved $69.4 million and $55.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

56	The Manitowoc Company, Inc. — 2006 Form 10-K

The company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution is not expected to have a material adverse effect on the company’s financial condition, results of operations, or cash flows.

The company has been in negotiations with one of its Marine segment customers to recover certain cost overruns that resulted primarily from specification inadequacies, change orders, cumulative disruption and constructive acceleration associated with a particular contract. During the third quarter of 2005, due to the fact that these negotiations were not successful within a timeframe satisfactory to the company, the company filed a lawsuit seeking recovery of these cost overruns from the customer. The customer filed a counter claim against the company in the fourth quarter of 2005. During the fourth quarter of 2005, the company established a reserve of $10.2 million to reflect the inherent uncertainties in litigation of this type. The $10.2 million reserve is recorded in cost of sales of the Marine segment in the Consolidated Statements of Operations for the year ended December 31, 2005. If the company is successful in its recovery of costs as a result of this lawsuit or negotiations, the favorable impact on its Consolidated Statements of Operations and Cash Flows in a future period could be material.

16. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments. These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments. These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement. The deferred revenue included in other current and non-current liabilities at December 31, 2006 and 2005 was $118.5 million and $128.5 million, respectively. The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2006 was $157.1 million. This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of the units. The residual value guarantees and buyback commitments expire at various times through 2012.

During the years ended December 31, 2006 and 2005, the company sold $14.9 million and $20.5 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies. The company has accounted for the sales of the notes as a financing of receivables. The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheet. The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statements of Cash Flows. During the years ended December 31, 2006 and 2005 the customers have paid $30.2 million and $6.3 million, respectively, of the notes to the third party financing companies. As of December 31, 2006 and 2005, the outstanding balance of the notes receivables guaranteed by the company was $22.3 million and $37.4 million, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the years ended December 31, 2006 and 2005.

	2006	2005
Balance at beginning of period	$55.4	$46.5
Accruals for warranties issued during the period	50.2	48.2
Acquisitions	0.2	—
Settlements made (in cash or in kind) during the period	(39.2)	(36.4)
Currency translation	2.8	(2.9)
Balance at end of period	$69.4	$55.4

The Manitowoc Company, Inc. — 2006 Form 10-K	57

17. Restructuring and Plant Consolidation

During the third quarter of 2005, the company recorded a pre-tax restructuring charge of $3.2 million in connection with the consolidation of its Kolpak operation located in Wisconsin with its Kolpak operation located in Tennessee. This action was taken in an effort to streamline the company’s cost structure and utilize available capacity. The charge included $1.5 million to write-down the facility and land, which are held for sale, to estimated fair market value less cost to sell; $0.7 million related to the write-down of certain equipment; $0.1 million to write-off excess inventory which will not be transferred to Tennessee; $0.5 million related to severance and other employee related costs; and $0.4 million for other related closing costs. This charge has been included in restructuring and plant consolidation costs in the Consolidated Statements of Operations for the year ended December 31, 2005. All of the restructuring reserves have been utilized by the company.

During 2004, the company incurred approximately $1.3 million of restructuring costs related primarily to the consolidation of its European crane facilities under programs implemented in 2003 (Crane segment) and the closure of its European ice machine business (Foodservice segment). As of December 31, 2005, no reserves remained related to these particular restructuring activities. These charges have been included in plant consolidation and restructuring costs in the Consolidated Statement of Operations for the year ended December 31, 2004.

18. Employee Benefit Plans

Savings and Investment Plans The company sponsors a defined contribution savings plan that allows substantially all domestic employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specific guidelines. The plan requires the company to match 100% of the participants’ contributions up to 3% and match an additional 50% of the participants’ contributions between 3% to a maximum of 6% of the participants’ compensation. The company also provides retirement benefits through noncontributory deferred profit sharing plans covering substantially all employees. Company contributions to the plans are based upon formulas contained in the plans. Total costs incurred under these plans were $30.0 million, $21.0 million and $13.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The components of period benefit costs for the years ended December 31, 2006, 2005 and 2004 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Health and Other
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost — benefits earned during the year	$—	$—	$—	$2.1	$1.3	$1.3	$0.9	$0.9	$0.7
Interest cost of projected benefit obligation	6.4	6.4	6.3	4.4	3.9	4.0	3.2	3.3	3.0
Expected return on assets	(6.4)	(6.4)	(6.1)	(3.5)	(2.9)	(2.9)	—	—	—
Amortization of prior service cost	—	—	—	—	(0.1)	(0.1)	—	—	—
Amortization of actuarial net (gain) loss	0.8	0.4	0.1	0.1	—	—	0.1	0.1	0.1
Settlement gain recognized	—	—	—	—	0.1	(0.1)	—	—	—
Net periodic benefit cost	$0.8	$0.4	$0.3	$3.1	$2.3	$2.2	$4.2	$4.3	$3.8
Weighted average assumptions:-
Discount rate	5.50%	5.75%	6.25%	4.53%	4.75%	5.25%	5.50%	5.75%	6.25%
Expected return on plan assets	8.25%	8.25%	8.50%	6.37%	5.25%	5.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.53%	3.50%	3.50%	N/A	N/A	N/A

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

58	The Manitowoc Company, Inc. — 2006 Form 10-K

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2006 and 2005.

	U.S. Pension Plans		Non-U.S. Pension Plans		Postretirement Health and Other
	2006	2005	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning of year	$119.2	$113.4	$88.5	$84.3	$60.2	$60.3
Service cost	—	—	2.1	1.3	0.9	0.9
Interest cost	6.4	6.4	4.4	3.9	3.2	3.3
Participant contributions	—	—	0.1	0.1	1.7	1.9
Actuarial loss (gain)	3.2	3.9	(2.1)	10.7	1.0	1.7
Currency translation adjustment	—	—	11.0	(9.6)	—	—
Benefits paid	(4.7)	(4.5)	(3.3)	(2.2)	(7.1)	(7.9)
Benefit obligation, end of year	124.1	119.2	100.7	88.5	59.9	60.2
Change in Plan Assets
Fair value of plan assets, beginning of year	79.9	79.6	54.3	49.8	—	—
Actual return on plan assets	8.5	3.6	4.9	7.6	—	—
Employer contributions	4.3	1.2	9.6	4.5	5.4	6.0
Participant contributions	—	—	0.1	0.1	1.7	1.9
Currency translation adjustment	—	—	6.8	(5.5)	—	—
Benefits paid	(4.7)	(4.5)	(3.3)	(2.2)	(7.1)	(7.9)
Fair value of plan assets, end of year	88.0	79.9	72.4	54.3	—	—
Funded status	$(36.1)	(39.3)	$(28.3)	(34.2)	$(59.9)	(60.2)
Unrecognized loss		21.3		7.1		7.8
Unrecognized prior service cost		—		(0.3)		—
Unrecognized transition obligation		—		—		—
Accrued benefit cost		$(18.0)		$(27.4)		$(52.4)
Amounts recognized in the Consolidated Balance sheet at December 31
Prepaid benefit cost	$—	$—	$—	$0.1	$—	$—
Pension obligation	(36.1)	(39.3)	(28.3)	(32.3)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(59.9)	(52.4)
Accumulated other comprehensive income	—	21.3	—	4.8	—	—
Net amount recognized	$(36.1)	$(18.0)	$(28.3)	$(27.4)	$(59.9)	$(52.4)
Weighted-Average Assumptions
Discount rate	5.75%	5.50%	4.81%	4.53%	5.75%	5.50%
Expected return on plan assets	5.75%	8.25%	5.74%	6.37%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.66%	3.47%	N/A	N/A

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  SFAS No. 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and post employment benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive income in shareholders’ equity. Additional minimum pension liabilities (AML) and related intangible assets are also derecognized upon adoption of the new standard. The company has adopted SFAS No. 158 as of December 31, 2006. The following table summarizes the effect of required changes in the AML as of December 31, 2006 prior to the adoption of SFAS No. 158 as well as the impact of the initial adoption of SFAS No. 158.

The Manitowoc Company, Inc. — 2006 Form 10-K	59

	December 31, 2006 Prior to AML and SFAS 158 Adjustment	AML Adjustment per SFAS 87	December 31, 2006 Post AML Pre-SFAS 158 Subtotal)	Adjustment to initially apply SFAS 158	December 31, 2006 Post AML and SFAS 158 Adjustment
Accrued pension liability	$(38.6)	$(23.3)	$(61.9)	$(2.5)	$(64.4)
Postretirement health and other benefit obligations	$(51.2)	$—	$(51.2)	$(8.7)	$(59.9)
Total non-current liabilities	$(475.1)	$(23.3)	$(498.4)	$(11.2)	$(509.6)
Deferred taxes — long term	$2.2	$8.2	$10.4	$3.9	$14.3
Total assets	$2,207.4	$8.2	$2,215.6	$3.9	$2,219.5
Accumulated other comprehensive income, net of tax	$(70.4)	$15.1	$(55.3)	$7.3	$(48.0)
Total stockholders’equity	$(796.9)	$15.1	$(781.8)	$7.3	$(774.5)
Total liabilities and stockholders’ equity	$(2,207.4)	$(8.2)	$(2,215.6)	$(3.9)	$(2,219.5)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

		Postretirement health
	Pensions	and other
Net loss	$0.8	$0.2

Amounts recognized in accumulated other comprehensive income as of December 31, 2006 consist of the following:

		Postretirement health
	Pensions	and other
Net Loss	$(26.1)	$(8.7)
Prior service credit	0.3	0
Total amount recognized	$(25.8)	$(8.7)

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5.0% for 2013 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$0.5	$(0.4)
Effect on the health care component of the accumulated postretirement benefit obligation	$6.2	$(5.3)

It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise. Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the U.S. pension plans at December 31, 2006 and 2005, by asset category are as follows:

	2006	2005
Equity	60.9%	65.8%
Fixed income	31.3	33.6
Real estate	—	—
Other	7.8	0.6
	100.0%	100.0%

60	The Manitowoc Company, Inc. — 2006 Form 10-K

The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2006 and 2005, by asset category are as follows:

	2006	2005
Equity	58.6%	59.9%
Fixed income	39.2	39.5
Real estate	0.5	0.1
Other	1.7	0.5
	100.0%	100.0%

The board of directors has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts. As of December 31, 2006, the Committee had an investment policy for the pension plan assets that establishes target asset allocations for the above listed asset classes as follows:  Small Cap Stocks 10%; Mid Cap Stocks 15%; Large Cap Stocks 25%; International Stock 10% Intermediate Bonds 40% and cash 0%. The Committee is committed to diversification to reduce the risk of large losses. To that end, the Committee has adopted polices requiring that each asset class will be diversified, multiple managers with differing styles of management will be employed and equity exposure will be limited to 60% of the total portfolio value. On a quarterly basis, the Committee reviews progress towards achieving the pension plans’ and individual managers’ performance objectives.

The three U.S. pension plans had benefit accruals frozen during 2003. Effective January 1, 2007, the company has merged all U.S. pension plans together and will be making a contribution of approximately $27.2 million in the first quarter of 2007 that is expected to fully fund the ongoing pension liability. The company will also change its investment policy to more closely align the interest rate sensitivity of its pension assets with the corresponding liabilities. The resulting asset allocation will be approximately 10% equities and 90% fixed income securities. This funding and change in allocation will remove a significant portion of the U.S. pension’s volatility arising from unpredictable changes in interest rates and the equity markets. This decision will shore up the funded status of these plans, and minimize unexpected future pension cash contributions that would result from implementation of the provisions of the Pension Protection Act.

To develop the expected long-term rate of return on assets assumptions, the company considered the historical returns and future expectations for returns in each asset class, as well as targeted asset allocation percentages within the pension portfolio.  As a result of the change in the mix of investments, the expected return on plan assets has been reduced to 5.75%.

The expected 2007 contributions for the U.S. pension plans are as follows: minimum contribution for 2007 is $0.8 million; discretionary contribution is $27.2 million; and non-cash contribution is $0. The expected 2007 contributions for the non-U.S. pension plans are as follows: minimum contribution for 2007 is $3.6 million; discretionary contribution is $0; and non-cash contribution is $0. Company paid claims for the postretirement health and life plans are expected to be $4.8 million for 2007. Projected benefit payments from the plans as of December 31, 2006 are estimated as follows:

	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other
2007	$4.8	$2.5	$4.8
2008	5.0	2.8	4.8
2009	5.3	3.3	5.0
2010	5.6	3.2	5.2
2011	6.0	2.6	5.3
2012–2016	36.8	18.8	28.4

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2006 and 2005 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
	2006	2005	2006	2005
Projected benefit obligation	$124.1	$119.2	$91.1	$79.6
Accumulated benefit obligation	124.1	119.2	87.0	76.5
Fair value of plan assets	88.0	79.9	62.3	45.1

The Manitowoc Company, Inc. — 2006 Form 10-K	61

The accumulated benefit obligation for all U.S. pension plans as of December 31, 2006 and 2005 was $124.1 million and $119.2 million, respectively. The accumulated benefit obligation for all Non U.S. pension plans as of December 31, 2006 and 2005 was $98.2 million and $86.2 million, respectively.

The measurement date for all plans is December 31, 2006.

The company maintains a target benefit plan for certain executive officers of the company and its subsidiaries that is unfunded. Expenses related to the plan in the amount of $1.9 million, $1.4 million and $1.1 million were recorded in 2006, 2005 and 2004, respectively. Amounts accrued as of December 31, 2006 and 2005 related to this plan were $9.1 million and $7.2 million, respectively.

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

The invested assets in Program A and B are maintained under two separate rabbi trusts, which restrict the company’s use and access to the funds but which are also subject to the claims of the company’s general creditors. Program A invests solely in the company’s stock; dividends paid on the company’s stock are automatically reinvested; and all distributions must be made in company stock. Program B offers a variety of investment options but does not include company stock as an investment option. All distributions from Program B must be made in cash. Participants cannot transfer assets between programs.

Program A is accounted for as a plan which does not permit diversification. As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock. The deferred compensation obligation is classified as an equity instrument. Changes in the fair value of the company’s stock and the compensation obligation are not recognized. The asset and obligation for Program A were both $0.5 million at December 31, 2006 and $0.4 million at December 31, 2005. These amounts are offset in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Program B is accounted for as a plan which permits diversification. As a result, the funds held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets, included in other non-current assets, and obligations, included in other non-current liabilities, were both $11.2 million at December 31, 2006 and $10.0 million at December 31, 2005. There was no net impact on the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

19. Leases

The Company leases various property, plant and equipment. Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property. Rental expense attributed to operating leases was $23.6 million, $21.7 million and $20.6 million in 2006, 2005 and 2004, respectively. Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2006, are payable as follows:

2007	$22.3
2008	15.5
2009	9.8
2010	7.4
2011	4.4
Thereafter	13.9

20. Business Segments

The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments. The company has three reportable segments: Crane; Foodservice and Marine. The company has not aggregated individual operating segments within these reportable segments.

The Crane business is a global provider of engineered lift solutions which designs, manufactures and markets a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks. The Crane products are marketed under the Manitowoc, Grove, Potain, and National brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging. Our crane-related product support services are marketed under the CraneCARE brand name and include maintenance and repair services and parts supply.

62	The Manitowoc Company, Inc. — 2006 Form 10-K

The Foodservice business is a broad-line manufacturer of “cold side” commercial foodservice products. Foodservice designs, manufactures and markets full product lines of ice making machines, walk-in and reach-in refrigerators and freezers, fountain beverage delivery systems and other foodservice refrigeration products for the lodging, restaurant, healthcare, convenience store, soft-drink bottling, and institutional foodservice markets. Foodservice products are marketed under the Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, McCann’s, Koolaire, Flomatic, Kyees, RDI, and other brand names.

The Marine business provides new construction, ship repair and maintenance services for freshwater and saltwater vessels and oceangoing mid-size commercial, research, and military vessels from three shipyards on the Great Lakes. Marine serves the Great Lakes maritime market consisting of U.S. and Canadian fleets, inland waterway operations and ocean going vessels that transit the Great Lakes and St. Lawrence Seaway.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments. These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense and income tax expense. The company evaluates segment performance based upon profit and loss before the aforementioned expenses. Financial information relating to the company’s reportable segments for the years ended December 31, 2006, 2005 and 2004 is as follows. Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segments operating earnings for each year below.

	2006	2005	2004
Net sales from continuing operations:
Cranes and Related Products	$2,235.4	$1,628.7	$1,248.5
Foodservice Equipment	415.4	399.6	377.2
Marine	282.5	225.8	219.2
Total	$2,933.3	$2,254.1	$1,844.9
Operating earnings (loss) from continuing operations:
Cranes and Related Products	$280.6	$115.5	$57.0
Foodservice Equipment	56.2	54.9	55.7
Marine	11.3	(9.2)	16.5
Corporate	(42.4)	(24.8)	(21.2)
Amortization expense	(3.3)	(3.1)	(3.1)
Operating earnings from continuing operations	$302.4	$133.3	$104.9
Capital expenditures:
Cranes and Related Products	$51.3	$32.9	$24.2
Foodservice Equipment	10.9	16.9	11.8
Marine	3.1	4.1	4.3
Corporate	2.3	1.0	2.9
Total	$67.6	$54.9	$43.2
Total assets:
Cranes and Related Products	$1,572.4	$1,224.7	$1,279.7
Foodservice Equipment	340.1	313.2	302.9
Marine	120.9	123.3	110.3
Corporate	186.1	300.6	235.2
Total	$2,219.5	$1,961.8	$1,928.1

The Manitowoc Company, Inc. — 2006 Form 10-K	63

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2006	2005	2004	2006	2005
United States	$1,535.1	$1,177.7	$981.6	$594.5	$569.2
Other North America	80.5	38.7	36.4	—	—
Europe	817.0	679.4	576.8	424.3	387.0
Asia	170.4	118.2	106.1	43.7	38.9
Middle East	167.8	112.9	71.0	1.3	0.5
Central and South America	54.0	34.8	24.2	—	—
Africa	50.6	37.3	15.8	—	—
South Pacific and Caribbean	5.0	8.0	4.8	5.8	6.0
Australia	52.9	47.1	28.2	7.2	6.8
Total	$2,933.3	$2,254.1	$1,844.9	$1,076.8	$1,008.4

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

64	The Manitowoc Company, Inc. — 2006 Form 10-K

Condensed Consolidating Statement of Operations

For the year ended December 31, 2006

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$1,879.4	$1,366.2	$(312.3)	$2,933.3
Costs and expenses:
Cost of sales	—	1,514.2	1,084.1	(312.3)	2,286.0
Engineering, selling and administrative expenses	41.4	166.1	134.1	—	341.6
Amortization expense	—	1.5	1.8	—	3.3
Total costs and expenses	41.4	1,681.8	1,220.0	(312.3)	2,630.9
Operating earnings (loss) from continuing operations	(41.4)	197.6	146.2	—	302.4
Interest expense	(34.0)	(1.3)	(11.0)	—	(46.3)
Management fees	39.8	(39.8)	—	—	—
Loss on debt extinguishment	(14.4)	—	—	—	(14.4)
Other income (expense) — net	33.6	(21.0)	(9.4)	—	3.2
Total other income (expenses) — net	25.0	(62.1)	(20.4)	—	(57.5)
Earnings (loss) from continuing operations before taxes on income (loss)	(16.4)	135.5	125.8	—	244.9
Provision (benefit) for taxable income (loss)	(2.0)	43.7	36.7	—	78.4
Earnings (loss) before equity in earnings of subsidiaries	(14.4)	91.8	89.1	—	166.5
Equity in earnings of subsidiaries	180.6	—	—	(180.6)	—
Earnings from continuing operations	166.2	91.8	89.1	(180.6)	166.5
Loss from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Net earnings	$166.2	$91.5	$89.1	$(180.6)	$166.2

The Manitowoc Company, Inc. — 2006 Form 10-K	65

Condensed Consolidating Statement of Operations
For the year ended December 31, 2005

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$1,419.9	$1,083.7	$(249.5)	$2,254.1
Costs and expenses:
Cost of sales	—	1,192.0	889.7	(249.5)	1,832.2
Engineering, selling and administrative expenses	24.7	141.3	116.3	—	282.3
Amortization expense	—	1.0	2.1	—	3.1
Plant consolidation and restructuring costs	—	3.2		—	3.2
Total costs and expenses	24.7	1,337.5	1,008.1	(249.5)	2,120.8
Operating earnings (loss) from continuing operations	(24.7)	82.4	75.6	—	133.3
Interest expense	(47.5)	(2.0)	(4.3)	—	(53.8)
Management fees	26.7	(26.7)	—	—	—
Loss on debt extinguishment	(9.1)	—	—	—	(9.1)
Other net income (expense) — net	39.5	(23.7)	(12.3)	—	3.5
Total other income (expense) — net	9.6	(52.4)	(16.6)	—	(59.4)
Earnings (loss) from continuing operations before taxes on income (loss)	(15.1)	30.0	59.0	—	73.9
Provision (benefit) for taxes on income (loss)	(2.7)	(1.3)	18.8	—	14.8
Earnings (loss) before equity in earnings of subsidiaries	(12.4)	31.3	40.2	—	59.1
Equity in earnings of subsidiaries	78.2	—	—	(78.2)	—
Earnings from continuing operations	65.8	31.3	40.2	(78.2)	59.1
Earnings from discontinued operations, net of income taxes	—	0.9	—	—	0.9
Gain on sale or closure of discontinued operations, net of income taxes	—	5.8	—	—	5.8
Net earnings	$65.8	$38.0	$40.2	$(78.2)	$65.8

66	The Manitowoc Company, Inc. — 2006 Form 10-K

Condensed Consolidating Statement of Operations
For the year ended December 31, 2004

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$1,153.2	$868.4	$(176.7)	$1,844.9
Costs and expenses:
Cost of sales	—	925.3	720.6	(176.7)	1,469.2
Engineering, selling and administrative expenses	21.3	139.3	105.8	—	266.4
Amortization expense	—	0.6	2.5	—	3.1
Plant consolidation and restructuring costs	—	0.1	1.2	—	1.3
Total costs and expenses	21.3	1,065.3	830.1	(176.7)	1,740.0
Operating earnings (loss) from continuing operations	(21.3)	87.9	38.3	—	104.9
Interest expense	(50.3)	(1.1)	(4.6)	—	(56.0)
Management fees	28.2	(28.2)	—	—	—
Loss on debt extinguishment	(1.0)	—	—	—	(1.0)
Other net income (expense) — net	39.1	(20.4)	(19.6)	—	(0.9)
Total other income (expense) — net	16.0	(49.7)	(24.2)	—	(57.9)
Earnings (loss) from continuing operations before taxes on income (loss)	(5.3)	38.2	14.1	—	47.0
Provision (benefit) for taxes on income (loss)	(0.9)	6.7	3.1	—	8.9
Earnings (loss) before equity in earnings of subsidiaries	(4.4)	31.5	11.0	—	38.1
Equity in earnings of subsidiaries	43.5	—	—	(43.5)	—
Earnings from continuing operations	39.1	31.5	11.0	(43.5)	38.1
Earnings (loss) from discontinued operations, net of income taxes	—	0.6	(0.8)	—	(0.2)
Gain on sale or closure of discontinued operations, net of income taxes	—	—	1.2	—	1.2
Net earnings	$39.1	$32.1	$11.4	$(43.5)	$39.1

The Manitowoc Company, Inc. — 2006 Form 10-K	67

Condensed Consolidating Balance Sheet
As of December 31, 2006

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$20.4	$22.9	$130.4	$—	$173.7
Marketable securities	2.4	—	—	—	2.4
Restricted cash	15.1	—	—	—	15.1
Account receivable — net	0.3	92.3	192.6	—	285.2
Inventories — net	—	203.7	288.7	—	492.4
Deferred income taxes	61.3	—	36.4	—	97.7
Other current assets	0.6	44.8	30.8	—	76.2
Total current assets	100.1	363.7	678.9	—	1,142.7
Property, plant and equipment — net	9.2	162.1	227.6	—	398.9
Goodwill — net	—	311.9	150.2	—	462.1
Other intangible assets	—	67.0	93.0	—	160.0
Deferred income taxes	15.2	—	(0.9)	—	14.3
Other non-current assets	23.4	11.7	6.4	—	41.5
Investments in affiliates	671.0	18.8	203.1	(892.9)	—
Total assets	$818.9	$935.2	$1,358.3	$(892.9)	$2,219.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$65.4	$335.1	$439.1	$—	$839.6
Short-term borrowings	—	—	4.1	—	4.1
Product warranties	—	33.1	26.5	—	59.6
Product liabilities	—	30.1	2.0	—	32.1
Total current liabilities	65.4	398.3	471.7	—	935.4
Long-term debt	259.3	—	5.0	—	264.3
Pension obligations	29.3	10.9	24.3	—	64.5
Postretirement health and other benefit obligations	59.9	—	—	—	59.9
Long-term deferred revenue	—	9.7	61.9	—	71.6
Intercompany	(394.4)	(57.9)	721.4	(269.1)	—
Other non-current liabilities	24.8	15.3	9.2	—	49.3
Total non-current liabilities	(21.1)	(22.0)	821.8	(269.1)	509.6
Stockholders’ equity	774.6	558.9	64.8	(623.8)	774.5
Total liabilities and stockholders’ equity	$818.9	$935.2	$1,358.3	$(892.9)	$2,219.5

68	The Manitowoc Company, Inc. — 2006 Form 10-K

Condensed Consolidating Balance Sheet
As of December 31, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$146.4	$9.7	$73.4	$—	$229.5
Marketable securities	2.3	—	—	—	2.3
Accounts receivable — net	0.2	85.0	158.0	—	243.2
Inventories — net	—	141.8	189.7	—	331.5
Deferred income taxes	36.8	—	37.6	—	74.4
Other current assets	0.5	52.2	19.8	—	72.5
Total current assets	186.2	288.7	478.5	—	953.4
Property, plant and equipment — net	11.1	146.4	196.4	—	353.9
Goodwill	1.0	291.0	137.6	—	429.6
Other intangible assets — net	—	54.1	85.8	—	139.9
Deferred income taxes	26.7	—	—	—	26.7
Other non-current assets	27.6	17.4	13.3	—	58.3
Investment in affiliates	459.6	18.8	203.1	(681.5)	—
Total assets	$712.2	$816.4	$1,114.7	$(681.5)	$1,961.8
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$47.5	$257.8	$286.5	$—	$591.8
Short-term borrowings	4.3	—	15.1	—	19.4
Product warranties	—	24.0	23.3	—	47.3
Product liabilities	—	28.8	3.0	—	31.8
Total current liabilities	51.8	310.6	327.9	—	690.3
Non-Current Liabilities:
Long-term debt, less current portion	468.6	—	5.4	—	474.0
Pension obligations	29.7	14.3	27.6	—	71.6
Postretirement health and other benefit obligations	52.4	—	—	—	52.4
Long-term deferred revenue	—	23.6	58.1	—	81.7
Intercompany	(443.6)	(108.0)	167.2	384.4	—
Other non-current liabilities	10.1	16.8	21.6	—	48.5
Total non-current liabilities	117.2	(53.3)	279.9	384.4	728.2
Stockholders’ equity	543.2	559.1	506.9	(1,065.9)	543.3
Total liabilities and stockholders’ equity	$712.2	$816.4	$1,114.7	$(681.5)	$1,961.8

The Manitowoc Company, Inc. — 2006 Form 10-K	69

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2006

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by operating activities	$26.0	$143.1	$125.0	$294.1
Cash flows from investing activities:
Capital expenditures	(1.8)	(27.3)	(38.5)	(67.6)
Business acquisitions, net of cash acquired	—	(48.1)	—	(48.1)
Restricted cash	(15.1)	—	—	(15.1)
Proceeds from sale of property, plant and equipment	—	0.7	9.6	10.3
Purchase of marketable securities	(0.1)	—	—	(0.1)
Intercompany investing	71.7	(48.7)	(23.0)	—
Net cash provided by (used for) investing activities	54.7	(123.4)	(51.9)	(120.6)
Cash flows from financing activities:
Payments on long-term debt	(223.5)	—	—	(223.5)
Proceeds on short-term borrowings — net	—	—	(13.6)	(13.6)
Proceeds from (payments) on revolving credit facility	(4.3)	—	—	(4.3)
Proceeds from notes financing — net		(6.3)	(9.1)	(15.4)
Debt issue costs	(0.2)	—	—	(0.2)
Dividends paid	(8.6)	—	—	(8.6)
Exercise of stock options	30.2	—	—	30.2
Net cash used for financing activities	(206.4)	(6.3)	(22.7)	(235.4)
Effect of exchange rate changes on cash	—	—	6.1	6.1
Net increase in cash and cash equivalents	(125.7)	13.4	56.5	(55.8)
Balance at beginning of year	146.4	9.7	73.4	229.5
Balance at end of year	$20.7	$23.1	$129.9	$173.7

70	The Manitowoc Company, Inc. — 2006 Form 10-K

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2005

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by operating activities	$2.1	$20.0	$84.6	$106.7
Cash flows From investing activities:
Capital expenditures	(1.0)	(18.6)	(35.3)	(54.9)
Proceeds from sale of property, plant and equipment	—	2.3	12.8	15.1
Purchase of marketable securities	(0.1)	—	—	(0.1)
Intercompany investing	66.0	(31.7)	(34.3)	—
Net cash provided by (used for) investing activities of continuing operations	64.9	(48.0)	(56.8)	(39.9)
Net cash provided by investing activities of discontinued operations	—	28.3	—	28.3
Net cash provided by (used for) investing activities	64.9	(19.7)	(56.8)	(11.6)
Cash flows from financing activities:
Payments on long-term debt	(61.3)	—	(15.8)	(77.1)
Proceeds from short-term borrowings — net	—	—	19.9	19.9
Proceeds from revolving credit facility	4.3	—	—	4.3
Proceeds from notes financing — net	—	13.9	0.3	14.2
Debt issue costs	(1.8)	—	—	(1.8)
Dividends paid	(8.4)	—	—	(8.4)
Exercises of stock options	10.8	—	—	10.8
Cash provided by (used for) financing activities	(56.4)	13.9	4.4	(38.1)
Effect of exchange rate changes on cash	—	—	(3.9)	(3.9)
Net increase in cash and cash equivalents	10.6	14.2	28.3	53.1
Balance at beginning of year	135.8	(4.5)	45.1	176.4
Balance at end of year	$146.4	$9.7	$73.4	$229.5

The Manitowoc Company, Inc. — 2006 Form 10-K	71

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2004

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by operating activities	$36.4	$12.3	$8.3	$57.0
Cash flows From investing activities:
Capital expenditures	(2.9)	(19.0)	(21.3)	(43.2)
Proceeds from sale of property, plant and equipment	—	1.9	13.5	15.4
Purchase of marketable securities	—	—	—	—
Intercompany investing	7.0	(21.7)	14.7	—
Net cash provided by (used for) investing activities of continuing operations	4.1	(38.8)	6.9	(27.8)
Net cash provided by (used for) investing activities of discontinued operations	—	(1.2)	9.0	7.8
Net cash provided by (used for) investing activities	4.1	(40.0)	15.9	(20.0)
Cash flows from financing activities:
Net proceeds from issuance of common stock	104.9	—	—	104.9
Payments on long-term debt	(20.6)	—	(22.4)	(43.0)
Proceeds from short-term borrowings — net	—	—	8.3	8.3
Proceeds from notes financing — net	—	23.2	—	23.2
Dividends paid	(7.5)	—	—	(7.5)
Exercises of stock options	6.7	—	—	6.7
Cash provided by (used for) financing activities	83.5	23.2	(14.1)	92.6
Effect of exchange rate changes on cash	—	—	1.8	1.8
Net increase (decrease) in cash and cash equivalents	124.0	(4.5)	11.9	131.4
Balance at beginning of year	11.8	—	33.2	45.0
Balance at end of year	$135.8	$(4.5)	$45.1	$176.4

72	The Manitowoc Company, Inc. — 2006 Form 10-K

22. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2006 and 2005 is as follows:

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$633.0	$746.2	$779.0	$775.2	$510.3	$589.6	$564.9	$589.3
Gross profit	135.2	172.0	169.3	170.8	96.8	114.3	110.4	100.3
Earnings from continuing operations	30.0	42.2	50.4	43.9	5.9	24.5	20.9	7.9
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(0.3)	—	—	—	0.6	(0.4)	(0.4)	0.7
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—	—	(3.4)	9.6
Net earnings (loss)	$29.7	$42.2	$50.4	$43.9	$6.5	$24.1	$17.1	$18.2
Basic earnings per share:
Earnings from continuing operations	$0.49	$0.69	$0.82	$0.71	$0.10	$0.41	$0.35	$0.13
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(0.01)	—	—	—	0.01	(0.01)	(0.01)	0.01
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—	—	(0.06)	0.16
Net earnings	$0.49	$0.69	$0.82	$0.71	$0.11	$0.40	$0.28	$0.30
Diluted earnings per share:
Earnings from continuing operations	$0.48	$0.67	$0.80	$0.69	$0.10	$0.40	$0.34	$0.13
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(0.01)	—	—	—	0.01	(0.01)	(0.01)	0.01
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—	—	(0.05)	0.16
Net earnings	$0.48	$0.67	$0.80	$0.69	$0.11	$0.39	$0.28	$0.30
Dividends per common share	$0.035	$0.035	$0.035	$0.035	$0.035	$0.035	$0.035	$0.035

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

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2006, the company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future

The Manitowoc Company, Inc. — 2006 Form 10-K	73

periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

We made no change in our internal control over financial reporting during the last fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections of the 2007 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2007 Proxy Statement captioned “Non-employee Director Compensation,” “Compensation Disclosure and Analysis,” and  “Executive Compensation.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections of the 2007 Proxy Statement captioned “Equity Compensation Plans” and “Ownership of Securities”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporate by reference from the section of the 2007 Proxy Statement captioned “Governance of the Board and Its Committees.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2007 Proxy Statement captioned “Audit Committee Report.”

74	The Manitowoc Company, Inc. — 2006 Form 10-K

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1)                           Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Date.”

(2)                           Financial Statement Schedules:

Financial Statement Schedule for the years ended December 31, 2006, 2005, and 2004

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

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For The Years Ended December 31, 2004, 2005 and 2006

(dollars in millions)

	Balance at Beginning of Year	Acquisition of Business	Charge to Costs and Expenses	Utilization of Reserve	Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2004
Allowance for doubtful accounts	$24.4	$—	$6.2	$(6.1)	$1.8	$26.3
Inventory obsolescence reserve	$40.3	$—	$5.3	$(9.4)	$1.9	$38.1
Year End December 31, 2005
Allowance for doubtful accounts	$26.3	$—	$4.2	$(5.0)	$(1.7)	$23.8
Inventory obsolescence reserve	$38.1	$—	$7.2	$(6.3)	$(2.7)	$36.3
Year End December 31, 2006
Allowance for doubtful accounts	$23.8	$0.2	$6.3	$(4.0)	$1.3	$27.6
Inventory obsolescence reserve	$36.3	$0.6	$16.8	$(11.3)	$2.0	$44.4

The Manitowoc Company, Inc. — 2006 Form 10-K	75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: March 1, 2007

The Manitowoc Company, Inc
(Registrant)
/s/ TERRY D. GROWCOCK
Terry D. Growcock
Chairman and Chief Executive Officer
/s/ CARL J. LAURINO
Carl J. Laurino
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:

/s/ TERRY D. GROWCOCK
Terry D. Growcock, Chairman and Chief Executive Officer, Director	March 1, 2007
/s/ CARL J. LAURINO
Carl J. Laurino, Senior Vice President and Chief Financial Officer	March 1, 2007
/s/ KEITH D. NOSBUSCH
Keith D. Nosbusch, Director	March 1, 2007
/s/ DEAN H. ANDERSON
Dean H. Anderson, Director	March 1, 2007
/s/ ROBERT S. THROOP
Robert S. Throop, Director	March 1, 2007
/s/ ROBERT C. STIFT
Robert C. Stift, Director	March 1, 2007
/s/ JAMES L. PACKARD
James L. Packard, Director	March 1, 2007
/s/ DANIEL W. DUVAL
Daniel W. Duval, Director	March 1, 2007
/s/ VIRGIS W. COLBERT
Virgis W. Colbert, Director	March 1, 2007
/s/ KENNETH W. KRUEGER
Kenneth W. Krueger, Director	March 1, 2007

76	The Manitowoc Company, Inc. — 2006 Form 10-K

THE MANITOWOC COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

INDEX TO EXHIBITS

Exhibit No.	Description	Filed/Furnished Herewith
3.1

Amended and Restated Articles of Incorporation, as amended on November 5, 1984, May 5, 1998, and March 31, 2006 filed as Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006

X(1)
3.2	Restated By-Laws (as amended through May 3, 2005) (filed as Exhibit 3. (ii) to the company’s current report on Form 8-K dated May 3, 2005 and incorporated herein by reference).
4.2(a)*

Indenture, dated August 8, 2002, by and among The Manitowoc Company, Inc., the Guarantors named therein, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the company’s current Report on Form 8-K dated as of August 8, 2002 and incorporated herein by reference).

4.2(b)

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
4.5

Amended and Restated Credit Agreement dated as of December 14, 2006 by and among The Manitowoc Company, Inc., as Borrower, the lenders party thereto, and JP Morgan Chase Bank, N.A., as Agent (filed as Exhibit 4.5 to the company’s Annual Report on Form 10-L for the year ended December 31, 2006.

X(1)
10.1**

The Manitowoc Company, Inc. Deferred Compensation Plan effective August 20, 1993, as amended (filed as Exhibit 10.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.2**

The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan Effective July 4, 1993, as amended (filed as Exhibit 10.2 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.2(a)**

Short-Term Incentive Plan, Effective January 1, 2005, as amended on February 27, 2007, effective January 1, 2007 (filed as Exhibit 10.2(a) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

X(1)
10.3(a)**

Form of Contingent Employment Agreement between the company and the following executive officers of the Company: Terry D. Growcock, Carl J. Laurino, Maurice D. Jones, Thomas G. Musial, Dean J. Nolden, and Mary.

Ellen Bowers (filed as Exhibit 10(a) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
10.3(b)**

Form of Contingent Employment Agreement between the company and the following executive officers of the company and certain other employees of the company: Glen E. Tellock, Robert P. Herre, and Dennis E. McCloskey (filed as Exhibit 10(b) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

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

10.6(c)**

Supplemental Retirement Agreement between Terry D. Growcock, Glen E. Tellock, Tom G. Musial, and Maurice D. Jones and the company dated May 2000, as amended (filed as Exhibit 10.6(c) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

The Manitowoc Company, Inc. — 2006 Form 10-K	77

10.7(a)**

The Manitowoc Company, Inc. 1995 Stock Plan, as amended (filed as Exhibit 10.7(a) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.7(b)**

The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan, as amended (filed as Exhibit 10.7(b) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.7(c)**

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan, as amended on February 27, 2007 (filed as Exhibit 10.7(c) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

X(1)
10.7(d)**

Grove Investors, Inc. 2001 Stock Incentive Plan (filed as Exhibit 99.1 to the company’s Registration Statement on Form S-8, filed on September 13, 2002 (Registration No. 333-99513) and incorporated herein by reference).

10.7(e)**

The Manitowoc Company, Inc. 2004 Non-Employee Director Stock and Award Plan, as amended effective May 3, 2006 and February 27, 2007 (filed as Exhibit 10.7(e) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

X(1)
10.8**

The Manitowoc Company, Inc. Incentive Stock Option Agreement with Vesting Provisions (filed as Exhibit 10.1 to the company’s Report on Form 8-K dated as of February 25, 2005 and incorporated herein by reference).

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

10.11**

The Manitowoc Company, Inc. Award Agreement for the 2004 Non-employee Director Stock and Awards Plan, as amended effective May 3, 2006 (filed as Exhibit 10.11 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

X(1)
10.12

Amended and Restated Receivable Purchase Agreement among Manitowoc Funding , LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 on the company’s Current Report on Form 8-k dated as of December 22, 2006 and incorporated herein by reference).

11	Statement regarding computation of basic and diluted earnings per share (see Note 12 to the 2006 Consolidated Financial Statements included herein).
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X(1)
21	Subsidiaries of The Manitowoc Company, Inc.	X(1)
23.1	Consent of PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm	X(1)
31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

(1)     Filed Herewith

(2)     Furnished Herewith

*       Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such documents.

**  Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

78	The Manitowoc Company, Inc. — 2006 Form 10-K