Form 10-Q
period 2007-03-31
MANITOWOC CO INC
filed 2007-05-03
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number

1-11978

The Manitowoc Company, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0448110
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

2400 South 44th Street,
Manitowoc, Wisconsin	54221-0066
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐   No  ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2007, the most recent practicable date, was 62,360,553.

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended March 31,
	2007	2006
Net sales	$862.1	$633.0

Costs and expenses:
Cost of sales	666.7	497.8
Engineering, selling and administrative expenses	93.8	78.9
Amortization expense	0.9	0.7
Total operating costs and expenses	761.4	577.4
Earnings from operations	100.7	55.6

Other expense:
Interest expense	(9.1)	(11.7)
Other expenses, net	(0.1)	(1.0)
Total other expense	(9.2)	(12.7)

Earnings from continuing operations before taxes on income	91.5	42.9

Provision for taxes on income	27.4	12.9
Earnings from continuing operations	64.1	30.0
Loss from discontinued operations, net of income taxes of $(0.2)	—	(0.3)
Net earnings	$64.1	$29.7

Basic earnings per share:
Earnings from continuing operations	$1.03	$0.49
Loss from discontinued operations, net of income taxes	—	(0.01)
Net earnings	$1.03	$0.49

Diluted earnings per share:
Earnings from continuing operations	$1.01	$0.48
Loss from discontinued operations, net of income taxes	—	(0.01)
Net earnings	$1.01	$0.48

Weighted average shares outstanding – basic	62,050,961	60,936,490
Weighted average shares outstanding – diluted	63,446,369	62,461,920

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of March 31, 2007 and December 31, 2006

(Unaudited)

(In millions, except share data)

	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$140.1	$173.7
Marketable securities	2.4	2.4
Restricted cash	15.3	15.1
Accounts receivable, less allowances of $28.3 and $27.6	347.3	285.2
Inventories — net	569.7	492.4
Deferred income taxes	99.4	97.7
Other current assets	79.1	76.2
Total current assets	1,253.3	1,142.7
Property, plant and equipment — net	395.3	398.9
Goodwill	479.6	462.1
Other intangible assets — net	160.4	160.0
Deferred income taxes	18.6	14.3
Other non-current assets	41.8	41.5
Total assets	$2,349.0	$2,219.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$881.3	$839.6
Short-term borrowings	34.8	4.1
Product warranties	61.2	59.6
Product liabilities	32.6	32.1
Total current liabilities	1,009.9	935.4
Non-Current Liabilities:
Long-term debt	265.2	264.3
Pension obligations	37.2	64.5
Postretirement health and other benefit obligations	60.3	59.9
Long-term deferred revenue	65.7	71.6
Other non-current liabilities	70.4	49.3
Total non-current liabilities	498.8	509.6

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock (150,000,000 shares authorized for both periods, 79,587,964 shares issued for both periods, 62,360,553 and 62,121,862 shares outstanding, respectively)	0.7	0.7
Additional paid-in capital	238.6	231.8
Accumulated other comprehensive income	54.9	48.0
Retained earnings	638.6	587.4
Treasury stock, at cost (17,227,411 and 17,466,102 shares, respectively)	(92.5)	(93.4)
Total stockholders’ equity	840.3	774.5
Total liabilities and stockholders’ equity	$2,349.0	$2,219.5

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operations:
Net earnings	$64.1	$29.7
Adjustments to reconcile net earnings to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	—	0.3
Depreciation	24.2	17.5
Amortization of intangible assets	0.9	0.7
Amortization of deferred financing fees	0.3	0.4
Deferred income taxes	5.0	0.2
Gain on sale of property, plant and equipment	(1.4)	(0.8)
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(59.6)	(33.6)
Inventories	(81.4)	(68.3)
Other assets	(5.9)	(2.5)
Accounts payable and accrued expenses	19.0	64.3
Other liabilities	(5.5)	(15.4)
Net cash used for operating activities of continuing operations	(40.3)	(7.5)
Net cash used for operating activities of discontinued operations	—	(0.3)
Net cash used for operating activities	(40.3)	(7.8)

Cash Flows from Investing:
Business acquisition, net of cash acquired	(15.9)	(12.1)
Capital expenditures	(10.6)	(10.4)
Restricted cash	(0.2)	—
Proceeds from sale of property, plant and equipment	2.7	1.7
Net cash used for investing activities	(24.0)	(20.8)

Cash Flows from Financing:
Proceeds from (payments on) revolving credit facility	26.8	(4.3)
Payments on long-term debt	(0.5)	(11.8)
Proceeds from long-term debt	4.3	6.1
Proceeds (payments) on note financings	(2.3)	9.8
Dividends paid	(2.2)	(2.1)
Exercises of stock options including windfall tax benefits	2.9	4.7
Net cash provided by financing activities	29.0	2.4

Effect of exchange rate changes on cash	1.7	1.1

Net decrease in cash and cash equivalents	(33.6)	(25.1)
Balance at beginning of period	173.7	229.5
Balance at end of period	$140.1	$204.4

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006

Net earnings	$64.1	$29.7
Other comprehensive income :
Derivative instrument fair market value adjustment – net of income taxes	0.4	0.2
Foreign currency translation adjustments	6.5	5.2

Total other comprehensive income	6.9	5.4

Comprehensive income	$71.0	$35.1

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2007 and 2006

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three months ended March 31, 2007 and 2006 and the financial position at March 31, 2007, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2006.  The consolidated balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

2.  Acquisition

On January 3, 2007, the company acquired the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin.  The acquisition of the Carrydeck line adds six new models to the company’s product offering of mobile industrial cranes.  The aggregate consideration paid for Carrydeck line resulted in approximately $15.6 million of goodwill being recognized by the company’s Crane segment.  As of March 31, 2007, all excess purchase price over net assets acquired was assigned to goodwill.  The company is in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the second quarter of 2007.

On May 26, 2006, the company acquired substantially all of the assets and business operated by McCann’s Engineering & Mfg. Co. and McCann’s de Mexico S.A. de C.V. (McCann’s). Headquartered in Los Angeles, California, and with operations in Tijuana, Mexico McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores. McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks. McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components. The aggregate consideration paid for the McCann’s acquisition was $37.1 million, including acquisition costs of approximately $0.7 million. The acquisition resulted in approximately $14.4 million of goodwill and $14.3 million of other intangible assets being recognized by the company’s Foodservice segment. See further detail related to the goodwill and other intangible assets of the McCann’s acquisition at Note 5, “Goodwill and Other Intangible Assets.”

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

The following selected financial data of Toledo Ship Repair for the three months ended March 31, 2006 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

Three Months Ended March 31, 2006

Net sales	$—

Pretax loss from discontinued operations	$(0.5)
Benefit for taxes on loss	0.2
Net loss from discontinued operations	$(0.3)

4.  Inventories

The components of inventory at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
Inventories – gross:
Raw materials	$223.9	$198.3
Work-in-process	201.9	174.2
Finished goods	214.8	187.2
Total inventories – gross	640.6	559.7
Excess and obsolete inventory reserve	(47.0)	(44.4)
Net inventories at FIFO cost	593.6	515.3
Excess of FIFO costs over LIFO value	(23.9)	(22.9)
Inventories – net	$569.7	$492.4

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 86% and 85% of total inventory at March 31, 2007 and December 31, 2006, respectively.  The remainder of the inventory cost is determined using the last-in, first-out (LIFO) method.

5.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2006 and three months ended March 31, 2007 are as follows:

	Crane	Foodservice	Marine	Total

Balance as of January 1, 2006	$196.7	$185.7	$47.2	$429.6
ExacTech, Inc. acquisition	6.5	—	—	6.5
McCann’s acquisition	—	14.4	—	14.4
Foreign currency impact	11.6	—	—	11.6
Balance as of December 31, 2006	214.8	200.1	47.2	462.1
Carrydeck acquisition	15.6	—	—	15.6
Foreign currency impact	1.9	—	—	1.9
Balance as of March 31, 2007	$232.3	$200.1	$47.2	$479.6

As discussed in Note 2, “Acquisition,” during 2006, the company completed the acquisitions of McCann’s and ExacTech, Inc. The acquisition of ExacTech, Inc. resulted in an increase of $6.5 million of goodwill and no other intangible assets. The acquisition of McCann’s resulted in an increase of $14.4 million of goodwill and $14.3 million of other intangible assets. The other intangible assets consist of trademarks totaling $7.0 million, which have an indefinite life, customer relationships of $5.8 million, which have been assigned a 13 year life, and patents of $1.5 million which have been assigned a 10 year life.  During the first quarter of 2007, the company completed the acquisition of the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin.  The acquisition resulted in approximately $15.6 million of goodwill being recognized by the company’s Crane segment.  As of March 31, 2007, all excess purchase price over net assets acquired was assigned to goodwill.  The company is in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the second quarter of 2007.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of March 31, 2007 and December 31, 2006.

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$106.0	$—	$106.0	$105.1	$—	$105.1
Customer relationships	5.8	(0.4)	5.4	5.8	(0.3)	5.5
Patents	31.3	(10.4)	20.9	31.1	(9.8)	21.3
Engineering drawings	12.0	(4.6)	7.4	12.0	(4.4)	7.6
Distribution network	20.7	—	20.7	20.5	—	20.5
	$175.8	$(15.4)	$160.4	$174.5	$(14.5)	$160.0

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
Trade accounts	$475.7	$431.8
Interest payable	7.9	7.9
Employee related expenses	83.9	76.3
Income taxes payable	67.2	62.9
Profit sharing and incentives	33.8	54.8
Unremitted cash liability	4.3	11.7
Deferred revenue - current	49.6	48.1
Amounts billed in excess of sales	60.9	57.2
Miscellaneous accrued expenses	98.0	88.9
	$881.3	$839.6

7.  Accounts Receivable Securitization

The Company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at March 31, 2007 is $67.3 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic Foodservice and Crane segment’s businesses and the capacity of the program is $90 million. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $85.0 million at March 31, 2007.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $10.0 million, for the quarter ended March 31, 2007. Cash collections of trade accounts receivable balances in the total receivable pool totaled $240.2 million for the quarter ended March 31, 2007.

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

	Balance outstanding March 31 2007	Balance Outstanding 60 Days or More Past Due March 31, 2007	Net Credit Losses Three Months Ended March 31, 2007
Trade accounts receivable subject to securitization program	$152.3	$1.7	$—

Trade accounts receivable balance sold	85.0

Retained interest	$67.3

8.  Income Taxes

The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the Company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years

U.S. Federal	2004 – 2006
Wisconsin	1997 – 2006
Pennsylvania	2002 – 2006
France	2003 – 2006
Germany	2001 – 2006
Italy	2004 – 2006
Portugal	2002 – 2006
England	2001 – 2006
Singapore	2000 – 2006

The Internal Revenue Service (IRS) commenced an examination of the company’s U.S. income tax returns for the 2004 and 2005 tax years in the first quarter of 2007 that is anticipated to be completed by the end of 2008. As of March 31, 2007, the IRS proposed an adjustment to disallow the company’s 2002 research credit claim for which the tax benefit has not been recognized. In 2006 the Wisconsin Department of Revenue began an examination of the company’s Wisconsin income tax returns for 1997 through 2005 that is anticipated to be completed by the end of 2008. As of March 31, 2007, no significant adjustments have been proposed. The company was notified by the German tax authorities of an examination of its German income and trade tax returns for 2001 through 2004 that is expected to begin during 2007.

The company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, effective January 1, 2007.  As a result of the adoption of FIN 48, the company recognized an additional tax liability of $10.6 million for unrecognized tax benefits, including $4.6 million of accrued interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Immediately prior to adopting FIN No. 48, the company’s total amount of unrecognized tax benefits, including interest and penalties, was $25.1 million. All of the company’s unrecognized tax benefits, if recognized, would affect the effective tax rate.

The company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.  During the quarter ended March 31, 2007 the company recognized a benefit of $0.2 million related to interest and penalties.  Upon the adoption of Interpretation 48, the Company has accrued interest and penalties in the aggregate of $8.1 million.

During the next 12 months, the company expects that its unrecognized tax benefits (including interest and penalties) will decrease by $2.9 million resulting from the impact of a proposed IRS audit assessment to the federal research credit, which will not impact the effective rate, and an increase of $0.7 million for other items.

 9.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2007	2006
Basic weighted average common shares outstanding	62,050,961	60,936,490
Effect of dilutive securities - stock options and restricted stock	1,395,408	1,525,430
Diluted weighted average common shares outstanding	63,446,369	62,461,920

For both the three months ended March 31, 2007 and 2006, 0.3 million common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During both the three months ended March 31, 2007 and 2006, the company paid a quarterly dividend of $0.035 per outstanding common share.

10.  Stockholders’ Equity

On March 21, 2007, the Board of Directors of the company approved the Rights Agreement between the company and Computershare Trust Company, N.A., as Rights Agent and declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock, par value $0.01 per share, of the company (the “Common Stock”), to shareholders of record at the close of business on March 30, 2007 (the “Record Date”).  In addition to the Rights issued as a dividend on the record date, the Board of Directors has also determined that one Right will be issued together with each share of Common Stock issued by the company after the Record Date.  Generally, each Right, when it becomes exercisable, entitles the registered holder to purchase from the company one share of Common Stock at a purchase price, in cash, of $220.00 per share, subject to adjustment as set forth in the Rights Agreement (the “Purchase Price” or “Exercise Price”).

As explained in the Rights Agreement the Rights become exercisable on the “Distribution Date”, which is that date that any of the following occurs: (1) 10 days following a public announcement that a person or group of affiliated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock of the Company (the “Stock Acquisition Date”); or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock.  The Rights will expire at the close of business on March 29, 2017, unless earlier redeemed or exchanged by the Company as described in the Rights Agreement.

11.  Stock Based Compensation

Stock based compensation expense is calculated by estimating the fair value of incentive stock options at the time of grant and amortized over the stock options’ vesting period. Stock based compensation was $1.8 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively.

12.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. The estimated remaining cost to complete the clean up of this site is approximately $8.1 million. Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheet at March 31, 2007 is $0.9 million. Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of the company’s wholly-owned subsidiary Diversified Refrigeration, LLC, (f/k/a Diversified Refrigeration, Inc.) (DRI) certain contaminants in the soil and ground water associated with the facility were identified. As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified. Estimates indicate that the costs to remediate this site are approximately $2.0 million. During December 2005, the company recorded a $2.0 million reserve for these estimated costs. This charge was recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005. The company’s remaining estimated liability for this matter, included in other accounts payable and accrued expenses in the Consolidated Balance Sheet at March 31, 2007 is $1.8 million. Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of March 31, 2007, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years. The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence. The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002. As of March 31, 2007, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at March 31, 2007, were $32.6 million; $11.1 million was reserved specifically for actual cases and $21.5 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2007 and December 31, 2006, the company had reserved $71.6 million and $69.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

13.  Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at March 31, 2007 and December 31, 2006 was $114.2 million and $118.5 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at March 31, 2007 was $137.6 million. This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2011.

During the three months ended March 31, 2007 and 2006, the company sold $2.3 million and $11.5 million, respectively, of its long term notes receivable to third party financing companies.  The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheet.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statement of Cash Flows.  During the three months ended March 31, 2007, the customers have paid $4.6 million of the notes to the third party financing companies.  As of March 31, 2007, the outstanding balance of the notes receivables guaranteed by the company was $20.0 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 6 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the three months ended March 31, 2007 and 2006.

	2007	2006
Balance at beginning of period	$69.4	55.4
Accruals for warranties issued during the period	11.7	11.1
Settlements made (in cash or in kind) during the period	(10.0)	(10.1)
Currency translation	0.5	0.4
Balance at end of period	$71.6	$56.8

14.  Employee Benefit Plans

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

The components of periodic benefit costs for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	U.S. Pension Plans	Non - U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non - U.S. Pension Plans	Postretirement Health and Other Plans
Service cost – benefits earning during the period	$—	$0.5	$0.2	$—	$0.4	$0.2
Interest cost of projected benefit obligations	1.8	1.2	0.8	1.6	1.0	0.8
Expected return on plan assets	(1.8)	(1.1)	—	(1.6)	(0.8)	—
Amortization of actuarial net (gain) loss	0.2	—	0.1	0.2	—	0.1
Net periodic benefit costs	$0.2	$0.6	$1.1	$0.2	$0.6	$1.1
Weighted average assumptions:
Discount rate	5.75%	4.5 — 4.9%	5.75%	5.50%	4.53%	5.50%
Expected return on plan assets	6.5%	0.0 — 6.3%	N/A	8.25%	5.74%	N/A
Rate of compensation increase	N/A	1.8 — 4.0%	N/A	N/A	3.53%	N/A

The company made a contribution of $27.2 million during the first quarter of 2007 that fully funded the ongoing pension liability of the U.S. pension plans. The company also changed its investment policy to more closely align the interest rate sensitivity of its pension plan assets with the corresponding liabilities. The resulting asset allocation consists of approximately 10% equities and 90% fixed income securities. This funding and change in allocation will remove a significant portion of the U.S. pension’s volatility arising from unpredictable changes in interest rates and the equity markets. This decision increased the funded status of these plans, and minimized unexpected future pension cash contributions that would result from implementation of the provisions of the Pension Protection Act.

During the second quarter of 2007, the company anticipates making a pension contribution to its U.K. defined benefit pension plan of between $15.0 million and $20.0 million.  This contribution will fund the plan as well as pay an incentive to certain pensioners to transfer from the defined benefit plan to a defined contribution plan.  As a result of this payment, the company anticipates recording a special charge during the second quarter of 2007 of approximately $3.2 million to reflect the incentive given to the pensioners.

15.  Recent Accounting Changes and Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140.”  SFAS No 155 amends certain aspects of SFAS No 133, primarily related to hybrid financial instruments and beneficial interest in securitized financial assets, as well as amends SFAS No. 140, related to eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold.  SFAS No. 155 was effective for the company on January 1, 2007 and did not have any impact on the company.

In March 2006, the FASB Issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.”  SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  SFAS No. 156 was effective for the company on January 1, 2007 and did not have any impact on the company.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 was effective for the company on January 1, 2007.  See Note 8, “Income Taxes,” for further information regarding the adoption of FIN No. 48.

16.  Subsidiary Guarantors of Senior Subordinated Notes due 2012 and Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Subordinated Notes due 2012 and the Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company, which do not guarantee the Senior Subordinated Notes due 2012 and the Senior Notes due 2013 (Non-Guarantor Subsidiaries). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the company.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$521.2	$441.6	$(100.7)	$862.1
Costs and expenses:
Cost of sales	—	416.6	350.8	(100.7)	666.7
Engineering, selling and administrative expense	10.7	43.4	39.7	—	93.8
Amortization expense	—	0.4	0.5	—	0.9
Total costs and expenses	10.7	460.4	391.0	(100.7)	761.4

Earnings (loss) from operations	(10.7)	60.8	50.6	—	100.7

Other income (expense):
Interest expense	(7.1)	(0.9)	(1.1)	—	(9.1)
Management fee income (expense)	8.9	(8.5)	(0.4)	—	—
Other income (expense), net	15.7	(3.0)	(12.8)	—	(0.1)
Total other income (expense)	17.5	(12.4)	(14.3)	—	(9.2)

Earnings from continuing operations before taxes on income and equity in earnings of subsidiaries	6.8	48.4	36.3	—	91.5
Provision for taxes on income	1.3	9.5	16.6	—	27.4
Earnings from continuing operations before equity in earnings of subsidiaries	5.5	38.9	19.7	—	64.1
Equity in earnings of subsidiaries	58.7	—	—	(58.7)	—
Net earnings	$64.2	$38.9	$19.7	$(58.7)	$64.1

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

(In millions)

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

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of March 31, 2007

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$5.7	$18.3	$116.1	$—	$140.1
Marketable securities	2.4	—	—	—	2.4
Restricted cash	15.3	—	—	—	15.3
Accounts receivable - net	—	105.4	241.9	—	347.3
Inventories - net	—	226.6	343.1	—	569.7
Deferred income taxes	61.1	—	38.3	—	99.4
Other current assets	0.6	48.6	29.9	—	79.1
Total current assets	85.1	398.9	769.3	—	1,253.3

Property, plant and equipment - net	9.0	167.9	218.4	—	395.3
Goodwill	—	327.5	152.1	—	479.6
Other intangible assets - net	—	66.5	93.9	—	160.4
Deferred income taxes	19.5	—	(0.9)	—	18.6
Other non-current assets	23.8	11.8	6.2	—	41.8
Investment in affiliates	671.9	18.8	203.2	(893.9)	—
Total assets	$809.3	$991.4	$1,442.2	$(893.9)	$2,349.0

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$41.8	$343.9	$495.6	$—	$881.3
Short-term borrowings	26.8		8.0	—	34.8
Product warranties	—	34.1	27.1	—	61.2
Product liabilities	—	30.7	1.9	—	32.6
Total current liabilities	68.6	408.7	532.6	—	1,009.9

Non-Current Liabilities:
Long-term debt	260.2	—	5.0	—	265.2
Pension obligations	12.3	0.6	24.3	—	37.2
Postretirement health and other benefit obligations	60.3	—	—	—	60.3
Intercompany	(471.5)	(55.5)	748.8	(221.8)	—
Long-term deferred revenue	—	14.0	51.7	—	65.7
Other non-current liabilities	39.1	16.2	15.1	—	70.4
Total non-current liabilities	(99.6)	(24.7)	844.9	(221.8)	498.8

Stockholders’ equity	840.2	607.4	64.8	(672.1)	840.3

Total liabilities and stockholders’ equity	$809.2	$991.4	$1,442.3	$(893.9)	$2,349.0

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2006

(In millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$20.4	$22.9	$130.4	$—	$173.7
Marketable securities	2.4	—	—	—	2.4
Restricted cash	15.1	—	—	—	15.1
Account receivable-net	0.3	92.3	192.6	—	285.2
Inventories-net	—	203.7	288.7	—	492.4
Deferred income taxes	61.3	—	36.4	—	97.7
Other current assets	0.6	44.8	30.8	—	76.2
Total current assets	100.1	363.7	678.9	—	1,142.7

Property, plant and equipment - net	9.2	162.1	227.6	—	398.9
Goodwill-net	—	311.9	150.2	—	462.1
Other intangible assets	—	67.0	93.0	—	160.0
Deferred income taxes	15.2	—	(0.9)	—	14.3
Other non-current assets	23.4	11.7	6.4	—	41.5
Investments in affiliates	671.0	18.8	203.1	(892.9)	—
Total assets	$818.9	$935.2	$1,358.3	$(892.9)	$2,219.5

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$65.4	$335.1	$439.1	$—	$839.6
Short-term borrowings	—	—	4.1	—	4.1
Product warranties	—	33.1	26.5	—	59.6
Product liabilities	—	30.1	2.0	—	32.1
Total current liabilities	65.4	398.3	471.7	—	935.4

Long-term debt	259.3	—	5.0	—	264.3
Pension obligations	29.3	10.9	24.3	—	64.5
Postretirement health and other benefit obligations	59.9	—	—	—	59.9
Long-term deferred revenue	—	9.7	61.9	—	71.6
Intercompany	(394.4)	(57.9)	721.4	(269.1)	—
Other non-current liabilities	24.8	15.3	9.2	—	49.3
Total non-current liabilities	(21.1)	(22.0)	821.8	(269.1)	509.6
Stockholders’ equity	774.6	558.9	64.8	(623.8)	774.5
Total liabilities and stockholders’ equity	$818.9	$935.2	$1,358.3	$(892.9)	$2,219.5

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$35.8	$8.5	$(25.9)	$(58.7)	$(40.3)

Cash Flows from Investing:
Business acquisition	—	(15.9)	—	—	(15.9)
Capital expenditures	(0.2)	(5.5)	(4.9)	—	(10.6)
Restricted cash	(0.2)	—	—	—	(0.2)
Proceeds from sale of property, plant and equipment	—	—	2.7	—	2.7
Purchase of marketable securities	—	—	—	—	—
Intercompany investments	(77.6)	9.1	9.8	58.7	—
Net cash provided by (used for) investing activities of continuing operations	(78.0)	(12.3)	7.6	58.7	(24.0)

Cash Flows from Financing:
Payments on revolving credit facility	26.8	—	—	—	26.8
Payments on long-term debt	—	—	(0.5)	—	(0.5)
Proceeds from long-term debt	—	—	4.3	—	4.3
Proceeds from notes financing - net	—	(0.7)	(1.6)	—	(2.3)
Dividends paid	(2.2)	—	—	—	(2.2)
Exercises of stock options	2.9	—	—	—	2.9
Net cash provided by (used for) financing activities	27.5	(0.7)	2.2	—	29.0

Effect of exchange rate changes on cash	—	—	1.7	—	1.7

Net increase (decrease) in cash and cash equivalents	(14.7)	(4.5)	(14.4)	—	(33.6)

Balance at beginning of period	20.4	22.9	130.4	—	173.7
Balance at end of period	$5.7	$18.4	$116.0	$—	$140.1

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(In millions)

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

	Three Months Ended March 31,
	2007	2006
Net sales:
Crane	$682.8	$477.5
Foodservice	97.0	93.6
Marine	82.3	61.9
Total net sales	$862.1	$633.0
Earning from operations:
Crane	$95.4	$50.5
Foodservice	10.8	10.6
Marine	5.5	3.7
Corporate expense	(11.0)	(9.2)
Operating earnings from continuing operations	$100.7	$55.6

Crane segment operating earnings for the three months ended March 31, 2007 and 2006 includes amortization expense of $0.8 million and $0.7 million, respectively.  Foodservice segment operating earnings for the three months ended March 31, 2007 includes amortization expense of $0.1 million.  The Foodservice segment has no amortization expense during the three months ended March 31, 2006.

As of March 31, 2007 and December 31, 2006, the total assets by segment were as follows:

	March 31, 2007	December 31, 2006
Crane	$1,659.1	$1,572.4
Foodservice	345.7	340.1
Marine	125.8	120.9
Corporate	218.4	186.1
Total	$2,349.0	$2,219.5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended March 31,
	2007	2006
Net sales:
Crane	$682.8	$477.5
Foodservice	97.0	93.6
Marine	82.3	61.9
Total	$862.1	$633.0

Consolidated net sales for the three months ended March 31, 2007 increased 36.2% to $862.1 million, from $633.0 million for the same period in 2006.  The increase in sales was driven by all three of our segments as each had higher sales in the first quarter of 2007 versus the same period in 2006.

Net sales from the Crane segment for the three months ended March 31, 2007 increased 43.0% to $682.8 million versus $477.5 million for the three months ended March 31, 2006.  The Crane segment continues to take advantage of strong worldwide markets for its products as well as increasing production levels within its factories.  The sales increase is driven by increased volumes across all of the product lines in addition to an increase in sales due to currency translation.  For the three months ended March 31, 2007 versus the same period in 2006, the stronger Euro currency compared to the U.S. Dollar had an approximate $26.4 million favorable impact on sales.  As of March 31, 2007, total Crane segment backlog was $1.9 billion, a 23.6% increase over the December 31, 2006 backlog, which was $1.5 billion.

Net sales from the Foodservice segment increased 3.6% to $97.0 million in the three months ended March 31, 2007 versus the three months ended March 31, 2006.    The increase in sales for the first quarter of 2007 over the same period in the prior year was driven primarily by the acquisition of McCann’s Engineering & Mfg. Co. and McCann’s de Mexico S.A. de C.V. (McCann’s).  This acquisition was completed on May 26, 2006, and increased sales during the first quarter of 2007 by approximately $4.9 million over the first quarter of 2006.  Also contributing to the increased sales in the Foodservice segment were higher volumes in the Beverage division over the prior year and increased pricing to offset higher material costs.  Offsetting these increases were lower sales in our Ice and Refrigeration divisions, which were impacted by decreased market demand.

Net sales from our Marine segment increased 33.0% to $82.3 million in the first quarter of 2007 versus the first quarter of 2006.  The increase in sales during the first quarter of 2007 was primarily the result of construction progress on the Improved Navy Literage System (INLS) for the U.S. Navy as work continues to ramp up on option 1 of the INLS contract.  In addition, sales were favorably impacted by continued work on commercial projects and favorable repair demand driving the winter repair season.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended March 31,
	2007	2006
Earnings from operations:
Crane	$95.4	$50.5
Foodservice	10.8	10.6
Marine	5.5	3.7
General corporate expense	(11.0)	(9.2)
Total	$100.7	$55.6

Consolidated gross profit for the three months ended March 31, 2007 was $195.4 million, an increase of $60.2 million over the consolidated gross profit of $135.2 million for the same period in 2006.  The increase in consolidated gross profit was driven by significantly higher gross profit in the Crane segment on increased volume, productivity gains and favorable mix.  In addition, Marine segment gross profit was favorably impacted by a strong winter repair season and profitable new commercial projects.  Foodservice gross margin was up slightly from prior year, primarily due to the McCann’s acquisition and improved results from the Beverage division.

Engineering, selling and administrative (ES&A) expenses for the first quarter of 2007 increased approximately $14.9 million to $93.8 million versus $78.9 million for the first quarter of 2006.  For the three months ended March 31, 2007, $2.7 million of this increase related to changes in foreign currency exchange rates.  In addition, corporate expenses were $1.8 million higher in the current quarter versus the prior year’s quarter.  The remainder of the increase is the result of increased research and development expenses, higher selling costs due to the increase in sales, and higher employee related costs.  For the quarter ended March 31, 2007, ES&A as a percentage of sales was 10.9% versus 12.5% for the first quarter of 2006 as all segments continue to effectively leverage ES&A on higher sales volume.

For the three months ended March 31, 2007, the Crane segment reported operating earnings of $95.4 million compared to $50.5 million for the three months ended March 31, 2006.  Operating earnings of the Crane segment for the three months ended March 31, 2007 were favorably affected by increased volume across all regions and product lines, favorable product mix, continued productivity gains from our factories, and effective leveraging of ES&A expenses on higher sales volume.  Operating margin for the three months ended March 31, 2007 was 14.0% versus 10.6% for the three months ended March 31, 2006.  Favorable pricing levels, strong factory performance and controlled spending in all our regions contributed to the gains in margin.  For the three months ended March 31, 2007, operating earnings were positively affected by approximately $3.9 million due to changes in foreign currency exchange rates.

First quarter 2007 Foodservice segment operating earnings were $10.8 million, an increase of $0.2 million, versus the first quarter of 2006.   First quarter operating earnings for 2007 were favorably impacted by the McCann’s acquisition, product cost reductions , volume from our Beverage division and controlled ES&A spending.  Offsetting these favorable items were lower operating earnings due to lower sales in our Ice and Refrigeration division.

Marine segment operating earnings increased $1.8 million to $5.5 million for the first quarter of 2007.  First quarter 2007 operating earnings of the Marine segment were favorably affected by a strong winter repair season as well as new vessel construction commercial projects.  First quarter 2007 winter repair operating earnings increased approximately $0.3 million versus the first quarter of 2006.  The first quarter 2007 operating margin of the Marine segment was adversely impacted by the fact that a significant percentage of the Marine segment results were from a relatively low margin military vessel contract which is a first-run prototype vessel that is structured as a cost plus contract.

Corporate expenses increased $1.8 million during the first quarter of 2007 versus the first quarter of 2006.  Approximately $0.8 million of this increase is the result of higher expense related to stock options during the first quarter of 2007.  This was primarily the result of options being issued in the first quarter of 2007 versus the second quarter of 2006.  Also contributing to the increase were higher employee-related costs and insurance costs.

Analysis of Non-Operating Income Statement Items

Interest expense for the three months ended March 31, 2007 was $9.1 million compared to $11.7 million for the three months ended March 31, 2006. The decrease resulted from the redemption of the 10 3/8% senior subordinated notes due 2011 during May of 2006. This decrease was slightly offset by an increase in the borrowings outstanding under our revolving credit facility.

The effective tax rate for both the quarter ended March 31, 2007 and 2006 was 30.0%.

Earnings from continuing operations were $64.1 million for the three months ended March 31, 2007 compared to $30.0 million for the three months ended March 31, 2006.

The loss from discontinued operations, net of income taxes, of $0.3 million for the three months ended March 31, 2006 reflects the operating results of our discontinued Toledo Ship Repair operation.  The closure of Toledo was completed during the first quarter of 2006 and no further results were incurred or are expected from this operation.

Financial Condition

First Quarter of 2007

Cash and cash equivalents balance as of March 31, 2007 was $140.1 million, which was a reduction of $33.6 million from the December 31, 2006 balance of $173.7 million.  Cash flow from operations was a use of cash of $40.3 million compared to a use of cash of $7.8 million for the first quarter of 2006.  During the first quarter of 2007 both inventories and accounts receivable increased by $81.4 million and $59.6 million, respectively.  This is primarily due to the increased production and sales in the Crane segment as well as traditional seasonal increases in the Foodservice segment.  In addition, during the first quarter of 2007 we made a $27.2 million cash contribution to fully fund the U.S. pension plans and a tax payment of $15.0 million.

On January 3, 2007, we acquired the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin.  The cash flow impact of this acquisition is included in business acquisition, net of cash acquired within the cash flow from investing section of the Consolidated Statement of Cash Flows.

Capital expenditures during the first quarter of 2007 were $10.6 million versus $10.4 million during the first quarter of 2006.  A majority of the capital expenditures related to machinery and tooling for our three segments.  In addition, during the first quarter of 2007 we entered into an agreement with both a major software and a consulting firm to purchase software and consulting services needed to implement an ERP system in our Crane segment.

First Quarter of 2006

Cash and cash equivalents balance as of March 31, 2006 was $204.4 million, which represented a $25.1 million reduction of cash during the quarter.  Cash flow from operations was a use of cash of $7.8 million compared to a use of $41.5 million during the first quarter of 2005.   Cash flow during the first quarter of 2006 was driven by $29.7 million of net earnings, an increase of $23.2 million over net earnings for the first quarter of 2005.  Accounts payable and accrued expense positively impacted cash flow from operations with a $64.3 million increase during the quarter.  This was driven primarily by the increase in inventory in the Crane segment required to support the increase in production, as well as the increase in the Foodservice segment, which traditionally increases inventory during the first quarter to support the peak season which occurs in the second and third quarters.  A $68.3 million increase in inventory negatively impacted cash flow from operations.  Accounts receivable also negatively impacted cash flow with an increase of $33.6 million during the first quarter of 2006.  This increase was driven by higher sales in the Crane segment.  During the quarter, the company terminated its accounts receivable factoring arrangement with a bank.  Factored receivables totaled $23.6 million at December 31, 2005 and $0 at March 31, 2006.

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

Liquidity and Capital Resources

Our outstanding debt at March 31, 2007 consisted of $26.8 million outstanding under our secured revolving credit facility (Revolving Credit Facility), $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), $113.8 million of 10 1/2% senior subordinated notes due 2012 (Senior Subordinated Notes due 2012) , as well as $13.1 million outstanding under foreign working capital lines of credit and capital leases.

Our Revolving Credit Facility, has $300 million of initial borrowing capacity and provides us the ability to increase the capacity by an additional $250 million during the life of the facility under the same terms. Borrowings under the Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio as defined by the credit agreement. The annual commitment fee in effect at March 31, 2007 on the unused portion of the secured revolving credit facility was 0.15%. As of March 31, 2007, we had $26.8 million outstanding under the Revolving Credit Facility with a weighted-average interest rate of 8.25%.

The Senior Notes due 2013 are unsecured senior obligations ranking prior to our Senior Subordinated Notes due 2012. Indebtedness under our Revolving Credit Facility ranks equally with the Senior Notes due 2013, except that the Revolving Credit Facility is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries. Interest on the Senior Notes due 2013 is payable semiannually in May and November each year.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.

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

As of March 31, 2007, we also had outstanding $13.1 million of other indebtedness with a weighted-average interest rate of 4.8%. This debt includes outstanding bank overdrafts in Asia and Europe, and various capital leases.

As of March 31, 2007, we had four fixed-to-floating rate swap contracts which effectively converted $163.8 million of our fixed rate Senior Notes due 2013 and Senior Subordinated Notes due 2012 to variable rate debt. These contracts are considered to be hedges against changes in the fair value of the fixed rate debt obligation. Accordingly, the interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheet as a liability of $3.6 million as of March 31, 2007.  Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged.  Changes during any accounting period, in the fair value of the interest rate swap contracts, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statements of Operations.  The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the three months ended March 31, 2007 and 2006. The fair value of these contracts, which represents the cost to settle these contracts, approximated a loss of $3.6 million at March 31, 2007.

Our Revolving Credit Facility, Senior Notes due 2013, and Senior Subordinated Notes due 2012 contain customary affirmative and negative covenants. In general, the covenants contained in the Revolving Credit Facility are more restrictive than those of the Senior Notes due 2013 and the Senior Subordinated Notes due 2012. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The Revolving Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Revolving Credit Facility. We were in compliance with all covenants as of March 31, 2007, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

We have entered into an accounts receivable securitization program whereby we sell certain of our domestic trade accounts receivable to a wholly owned, bankruptcy-remote, special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. We have retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against us for uncollectible receivables; however, our retained interest in the receivable pool is subordinate to the Purchaser’s interest and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and our collection history, the fair value of our retained interest approximates book value. The retained interest recorded at March 31, 2007 is $67.3 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.  The accounts receivable balances sold from the special purpose subsidiary was $85.0 million at March 31, 2007.

Recent Accounting Changes and Pronouncements

 In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140.”  SFAS No 155 amends certain aspects of SFAS No 133, primarily related to hybrid financial instruments and beneficial interest in securitized financial assets, as well as amends SFAS No. 140, related to eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold.  SFAS No. 155 was effective for us on January 1, 2007 and did not have any impact on us.

In March 2006, the FASB Issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.”  SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  SFAS No. 156 was effective for us on January 1, 2007 and did not have any impact on us.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 was effective for us on January 1, 2007.  See Note 8, “Income Taxes,” for further information regarding the adoption of FIN No. 48.

Critical Accounting Policies

Our critical accounting policies have not materially changed since the 2006 Form 10-K was filed.

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

Marine—shipping volume fluctuations based on performance of the steel industry; weather and water levels on the Great Lakes; trends in government spending on new vessels; government and military decisions relating to new and existing vessel construction programs; five-year survey schedule; the replacement cycle of older marine vessels; growth of existing marine fleets; consolidation of the Great Lakes marine industry; frequency of casualties on the Great Lakes; the level of construction and industrial maintenance, and ability of our customers to obtain financing.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the 2006 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

The company’s risk factors disclosures have not materially changed since the 2006 Form 10-K was filed.  The company’s risk factors are incorporated by reference from Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.  Exhibits

(a)          Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2007	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

/s/ Maurice D. Jones
Maurice D. Jones
Senior Vice President, General Counsel and Secretary

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

March 31, 2007

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