Form 10-Q
period 2007-06-30
MANITOWOC CO INC
filed 2007-08-09
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2007, the most recent practicable date, was 62,726,577.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006
((Unaudited) In millions, except per-share and average shares data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$1,018.6	$746.2	$1,880.7	$1,379.1
Costs and expenses:
Cost of sales	778.6	574.2	1,445.3	1,072.0
Engineering, selling and administrative expenses	100.6	86.8	194.4	165.7
Gain on sale of parts line	(3.3)	—	(3.3)	—
Pension settlements	5.2	—	5.2	—
Amortization expense	1.0	0.8	1.9	1.5
Total costs and expenses	882.1	661.8	1,643.5	1,239.2

Earnings from operations	136.5	84.4	237.2	139.9

Other expenses:
Interest expense	(9.8)	(10.9)	(18.9)	(22.6)
Loss on debt extinguishment	—	(14.4)	—	(14.4)
Other income, net	5.0	1.2	4.9	0.3
Total other expense	(4.8)	(24.1)	(14.0)	(36.7)

Earnings from continuing operations before taxes	131.7	60.3	223.2	103.2
Provision for taxes on income	34.2	18.1	61.7	31.0
Earnings from continuing operations	97.5	42.2	161.5	72.2

Discontinued operations:
Loss from discontinued operations, net of income taxes of $(0.2)	—	—	—	(0.3)
Net earnings	$97.5	$42.2	$161.5	$71.9

Basic earnings per share:
Earnings from continuing operations	$1.56	$0.69	$2.60	$1.18
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Net earnings	$1.56	$0.69	$2.60	$1.18

Diluted earnings per share:
Earnings from continuing operations	$1.53	$0.67	$2.54	$1.15
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Net earnings	$1.53	$0.67	$2.54	$1.15

Dividends per share	0.035	0.035	0.07	0.07

Weighted average shares outstanding - basic	62,411,828	61,406,687	62,218,823	61,076,811
Weighted average shares outstanding - diluted	63,824,536	63,150,212	63,607,050	62,752,316

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
(Unaudited)
(In millions, except share data)

	June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$126.1	$173.7
Marketable securities	2.5	2.4
Restricted cash	15.5	15.1
Accounts receivable, less allowances of $25.7 and $27.6, respectively	419.9	285.2
Inventories — net	575.3	492.4
Deferred income taxes	100.5	97.7
Other current assets	73.7	76.2
Total current assets	1,313.5	1,142.7
Property, plant and equipment — net	410.4	398.9
Goodwill	474.4	462.1
Other intangible assets — net	166.7	160.0
Deferred income taxes	19.0	14.3
Other non-current assets	43.6	41.5
Total assets	$2,427.6	$2,219.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$874.2	$839.6
Short-term borrowings	5.3	4.1
Product warranties	64.2	59.6
Product liabilities	36.2	32.1
Total current liabilities	979.9	935.4
Non-Current Liabilities:
Long-term debt	261.5	264.3
Pension obligations	25.4	64.5
Postretirement health and other benefit obligations	59.6	59.9
Long-term deferred revenue	62.9	71.6
Other non-current liabilities	80.5	49.3
Total non-current liabilities	489.9	509.6

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock (150,000,000 shares authorized for both periods, 79,587,964 shares issued for both periods, 62,726,577 and 62,121,862 shares outstanding, respectively)	0.7	0.7
Additional paid-in capital	254.6	231.8
Accumulated other comprehensive income	59.5	48.0
Retained earnings	733.7	587.4
Treasury stock, at cost (16,861,387 and 17,466,102 shares, respectively)	(90.7)	(93.4)
Total stockholders’ equity	957.8	774.5
Total liabilities and stockholders’ equity	$2,427.6	$2,219.5

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Unaudited, In millions)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operations:
Net earnings	$161.5	$71.9
Adjustments to reconcile net earnings to cash provided by (used for) operating activities of continuing operations:
Discontinued operations, net of income taxes	—	0.3
Pension settlement	1.3	—
Gain on sale of parts line	(3.3)	—
Depreciation	39.8	35.5
Amortization of intangible assets	1.9	1.5
Amortization of deferred financing fees	0.6	0.8
Loss on debt extinguishment	—	3.1
Deferred income taxes	(16.2)	6.4
Gain on sale of property, plant and equipment	(2.7)	(2.1)
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(130.4)	(75.9)
Inventories	(94.7)	(92.9)
Other assets	(3.7)	2.2
Accounts payable and accrued expenses	34.6	68.2
Other liabilities	(15.0)	20.7
Net cash provided by (used for) operating activities of continuing operations	(26.3)	39.7
Net cash used for operating activities of discontinued operations	—	(0.3)
Net cash provided by (used for) operating activities	(26.3)	39.4

Cash Flows from Investing:
Business acquisitions, net of cash acquired	(15.9)	(48.4)
Capital expenditures	(30.8)	(23.2)
Change in restricted cash	(0.4)	—
Proceeds from sale of property, plant and equipment	5.2	4.0
Proceeds from sales of parts product line	4.9	—
Purchase of marketable securities	(0.1)	(0.1)
Net cash used for investing activities	(37.1)	(67.7)

Cash Flows from Financing:
Proceeds from revolving credit facility	—	94.1
Payments on long-term debt	—	(238.5)
Proceeds from long-term debt	0.7	17.4
Proceeds (payments) from notes financing	(2.4)	6.0
Dividends paid	(4.4)	(4.3)
Exercises of stock options, including windfall tax benefits	18.6	8.2
Net cash provided by (used for) financing activities	12.5	(117.1)

Effect of exchange rate changes on cash	3.3	3.3

Net decrease in cash and cash equivalents	(47.6)	(142.1)
Balance at beginning of period	173.7	229.5
Balance at end of period	$126.1	$87.4

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net earnings	$97.5	$42.2	$161.5	$71.9
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	(0.9)	0.6	(0.5)	0.8
Foreign currency translation adjustments	5.4	9.8	12.0	15.1

Total other comprehensive income	4.5	10.4	11.5	15.9

Comprehensive income	$102.0	$52.6	$173.0	$87.8

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2007 and 2006

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three and six months ended June 30, 2007 and 2006 and the financial position at June 30, 2007, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2006.  The consolidated balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

2.  Acquisitions

On January 3, 2007, the company acquired the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin.  The acquisition of the Carrydeck line adds six new models to the company’s product offering of mobile industrial cranes.  The aggregate consideration paid for the Carrydeck line resulted in $9.2 million of goodwill and $6.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Carrydeck acquisition at Note 5, “Goodwill and Other Intangible Assets.”

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

3.  Discontinued Operations

During the third quarter of 2005, the company decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s wholly-owned subsidiary, Manitowoc Marine Group, LLC.  Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial repair services.  During the third quarter of 2005, the company recorded a $5.2 million pre-tax ($3.8 million after tax) charge for costs related to the closure of the business.  This charge included $0.2 million related to severance agreements; $1.0 million for future lease payments; $0.3 million for the write-off of goodwill related to this business; $2.2 million for the write-down of certain assets

(primarily property, plant and equipment and inventory) to estimated salvage value; and $1.5 million for closing and other related costs.  This charge was recorded in gain (loss) on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations during the third quarter of 2005.  The closure of Toledo Ship Repair represents a discontinued operation under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of Toledo Ship Repair have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.  The closure of Toledo was completed during the first quarter of 2006.

The following selected financial data of Toledo Ship Repair for the three months ended March 31, 2006 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no operating results from Toledo Ship Repair for the three months ended June 30, 2006 or the three and six months ended June 30, 2007.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

Three Months Ended March 31, 2006

Net sales	$—

Pretax loss from discontinued operations	$(0.5)
Benefit for taxes on loss	0.2
Net loss from discontinued operations	$(0.3)

4.  Inventories

The components of inventory at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Inventories – gross:
Raw materials	$220.7	$198.3
Work-in-process	202.8	174.2
Finished goods	224.1	187.2
Total inventories – gross	647.6	559.7
Excess and obsolete inventory reserve	(48.5)	(44.4)
Net inventories at FIFO cost	599.1	515.3
Excess of FIFO costs over LIFO value	(23.8)	(22.9)
Inventories – net	$575.3	$492.4

Inventory is carried at lower of cost or market value using the first-in, first-out (FIFO) method for 87% and 85% of total inventory at June 30, 2007 and December 31, 2006, respectively.  The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

5.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2006 and six months ended June 30, 2007 are as follows:

	Crane	Foodservice	Marine	Total

Balance as of January 1, 2006	$196.7	$185.7	$47.2	$429.6
ExacTech, Inc. acquisition	6.5	—	—	6.5
McCann’s acquisition	—	14.4	—	14.4
Foreign currency impact	11.6	—	—	11.6
Balance as of December 31, 2006	214.8	200.1	47.2	462.1
Carrydeck acquisition	9.2	—	—	9.2
Foreign currency impact	3.1	—	—	3.1
Balance as of June 30, 2007	$227.1	$200.1	$47.2	$474.4

As discussed in Note 2, “Acquisitions,” during 2006, the company completed the acquisitions of McCann’s and ExacTech, Inc. The acquisition of ExacTech, Inc. resulted in an increase of $6.5 million of goodwill and no other intangible assets. The acquisition of McCann’s resulted in an increase of $14.4 million of goodwill and $14.3 million of other intangible assets. The other intangible assets consist of trademarks totaling $7.0 million, which have an indefinite life, customer relationships of $5.8 million, which have been assigned a 13 year life, and patents of $1.5 million which have been assigned a 10 year life.  During the first quarter of 2007, the company completed the acquisition of the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin.  The acquisition resulted in $9.2 million of goodwill and $6.5 million of other intangible assets being recognized by the company’s Crane segment.  The other intangible assets consist of trademarks totaling $1.2 million, which have an indefinite life, customer relationships of $4.2 million, which have been assigned a 20 year life, and non-patented technologies of $1.1 million which have been assigned a 20 year life.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of June 30, 2007 and December 31, 2006.

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortizatin	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$107.7	$—	$107.7	$105.1	$—	$105.1
Customer relationships	9.8	(0.3)	9.5	5.8	(0.3)	5.5
Patents	33.5	(12.0)	21.5	31.1	(10.4)	20.7
Engineering drawings	11.3	(4.1)	7.2	12.0	(3.8)	8.2
Distribution network	20.8	—	20.8	20.5	—	20.5
	$183.1	$(16.4)	$166.7	$174.5	$(14.5)	$160.0

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Trade accounts payable	$496.6	$431.8
Interest payable	8.5	7.9
Employee related expenses	91.3	76.3
Income taxes payable	23.4	62.9
Profit sharing and incentives	35.6	54.8
Unremitted cash liability	17.1	11.7
Deferred revenue - current	55.4	48.1
Amounts billed in excess of sales	47.0	57.2
Miscellaneous accrued expenses	99.3	88.9
	$874.2	$839.6

7.  Accounts Receivable Securitization

The Company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at June 30, 2007 is $85.8 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic Foodservice and Crane segment’s businesses and the capacity of the program is $90 million. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $90.0 million at June 30, 2007.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $15.0 million for the six months ended June 30, 2007. Cash collections of trade accounts receivable balances in the total receivable pool totaled $510.0 million for the six months ended June 30, 2007.

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

	Balance outstanding June 30, 2007	Balance Outstanding 60 Days or More Past Due June 30, 2007	Net Credit Losses Six Months Ended June 30, 2007
Trade accounts receivable subject to securitization program	$175.8	$4.3	$—

Trade accounts receivable balance sold	90.0

Retained interest	$85.8

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

The Internal Revenue Service (IRS) commenced an examination of the company’s U.S. income tax returns for the 2004 and 2005 tax years in the first quarter of 2007 that is anticipated to be completed by the end of 2008. As of June 30, 2007, the IRS proposed an adjustment to disallow the company’s 2002 research credit claim for which the tax benefit has not been recognized. In 2006, the Wisconsin Department of Revenue began an examination of the company’s Wisconsin income tax returns for 1997 through 2005 that is anticipated to be completed by the end of 2008. As of June 30, 2007, no significant adjustments have been proposed. The company was notified by the German tax authorities of an examination of its German income and trade tax returns for 2001 through 2004 that is expected to begin during 2007.

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

The company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.  During the quarter ended June 30, 2007 the company recognized a charge of $0.3 million related to interest and penalties.  As of June 30, 2007, the company has accrued interest and penalties in the aggregate of $8.4 million.

During the next 12 months, the company does not expect any significant changes to its unrecognized tax benefits.

The effective tax rates for the three and six months ended June 30, 2007 were 26.0% and 27.6%, respectively.  The effective tax rate for both the three and six months ended June 30, 2006 were 30.0%.  The rate for the second quarter of 2007 was favorably impacted by a foreign tax credit carryforward which was recognized during the quarter.  In addition, all periods were favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

9.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	62,411,828	61,406,687	62,218,823	61,076,811
Effect of dilutive securities - stock options and restricted stock	1,412,708	1,743,525	1,388,227	1,675,505
Diluted weighted average common shares outstanding	63,824,536	63,150,212	63,607,050	62,752,316

For the three and six months ended June 30, 2007, 0.1 million common shares issuable upon the exercise of stock options, and for the three and six months ended June 30, 2006, 0.3 million common shares issuable upon the exercise of stock options, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During each of the three months ended June 30, 2007 and 2006, the company paid a quarterly dividend of $0.035 per outstanding common share.  During each of the six months ended June 30, 2007 and 2006, the company paid two quarterly dividends of $0.035 per share each.

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

As explained in the Rights Agreement the Rights become exercisable on the “Distribution Date”, which is that date that any of the following occurs: (1) 10 days following a public announcement that a person or group of affiliated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock of the Company; or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock.  The Rights will expire at the close of business on March 29, 2017, unless earlier redeemed or exchanged by the Company as described in the Rights Agreement.

11.  Stock Based Compensation

Stock based compensation expense is calculated by estimating the fair value of incentive stock options at the time of grant and amortized over the stock options’ vesting period. Stock based compensation was $1.5 million and $3.3 million for the three and six months ended June 30, 2007, respectively.  Stock based compensation was $2.1 million and $3.0 million for the three and six months ended June 30, 2006.

12.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. The estimated remaining cost to complete the clean up of this site is approximately $8.1 million. Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheet at June 30, 2007 is $0.9 million. Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of the company’s wholly-owned subsidiary Diversified Refrigeration, LLC, (f/k/a Diversified Refrigeration, Inc.) (DRI) certain contaminants in the soil and ground water associated with the facility were identified. As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified. Estimates indicate that the costs to remediate this site are approximately $2.0 million. During December 2005, the company recorded a $2.0 million reserve for these estimated costs. This charge was recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005. The company’s remaining estimated liability for this matter, included in other accounts payable and accrued expenses in the Consolidated Balance Sheet at June 30, 2007 is $1.8 million. Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of June 30, 2007, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years. The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence. The high-end of the company’s self-insurance retention level is for certain cranes manufactured in the United States for occurrences from January 2000 through October 2002. As of June 30, 2007, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at June 30, 2007, were $36.2 million; $11.7 million was reserved specifically for actual cases and $24.5 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At June 30, 2007 and December 31, 2006, the company had reserved $74.8 million and $69.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance

Sheets. Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

13.  Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in accounts payable and accrued expenses and non-current liabilities at June 30, 2007 and December 31, 2006 was $117.0 million and $118.5 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at June 30, 2007 was $126.4 million.  This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2012.

During the six months ended June 30, 2007 and 2006, the company sold $5.2 million and $9.8 million, respectively, of its long term notes receivable to third party financing companies.  The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies. The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in accounts payable and accrued expenses and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statement of Cash Flows.  During the six months ended June 30, 2007, the customers have paid $7.6 million of the notes to the third party financing companies.  As of June 30, 2007, the outstanding balance of the notes receivables guaranteed by the company was $20.0 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the six months ended June 30, 2007 and 2006.

	2007	2006
Balance at beginning of period	$69.4	$55.4
Accruals for warranties issued during the period	25.6	23.1
Settlements made (in cash or in kind) during the period	(21.0)	(18.7)
Acquisition	—	0.2
Currency translation	0.8	1.6
Balance at end of period	$74.8	$61.6

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

The components of periodic benefit costs for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans

Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$1.0	$0.4
Interest cost of projected benefit obligations	1.8	1.2	0.8	3.5	2.4	1.6
Expected return on plan assets	(1.8)	(1.1)	—	(3.5)	(2.2)	—
Amortization of actuarial net (gain) loss	0.2	—	0.1	0.3	—	0.1
Net periodic benefit costs	$0.2	$0.6	$1.1	$0.3	$1.2	$2.1
Weighted average assumptions:
Discount rate	5.75%	4.5 - 4.9%	5.75%	5.75%	4.5 - 4.9%	5.75%
Expected return on plan assets	6.5%	0.0 - 6.3%	N/A	6.5%	0.0 - 6.3%	N/A
Rate of compensation increase	N/A	1.8 – 4.0%	N/A	N/A	1.8 – 4.0%	N/A

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$0.4	$0.2	$—	$0.8	$0.4
Interest cost of projected benefit obligations	1.6	1.0	0.8	3.2	2.0	1.6
Expected return on plan assets	(1.6)	(0.8)	—	(3.2)	(1.6)	—
Amortization of actuarial net (gain) loss	0.2	—	0.1	0.4	0.1	0.1
Net periodic benefit costs	$0.2	$0.6	$1.1	$0.4	$1.3	$2.1
Weighted average assumptions:
Discount rate	5.50%	4.53%	5.50%	5.50%	4.53%	5.50%
Expected return on plan assets	8.25%	5.74%	N/A	8.25%	5.74%	N/A
Rate of compensation increase	N/A	3.53%	N/A	N/A	3.53%	N/A

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

During the second quarter of 2007, the company made a $15.1 million pension contribution to its U.K. defined benefit pension plan.  The $15.1 million contribution funded the defined benefit plan as well as paid an incentive to certain pensioners to transfer from the defined benefit plan to a defined contribution plan.  As a result of this payment, the company recorded a charge during the second quarter of 2007 of approximately $3.8 million to reflect the incentive given to the pensioners and expenses incurred.  This charge is recorded in pension settlements in the Consolidated Statement of Operations for the three and six months ended June 30, 2007.  Subsequent to the funding of the defined benefit pension plan, approximately $39.2 million of assets and related liabilities were transferred from the defined benefit pension plan to a defined contribution pension plan.

During the second quarter of 2007, the company recorded a charge of $1.4 million related to a withdraw liability from a multiemployer pension plan at its former River Falls, Wisconsin facility.  During the third quarter of 2005, the company closed its Kolpak operation located in River Falls, Wisconsin and consolidated it with its operation in Tennessee.  The $1.4 million represents the estimated payment the company will make to the multiemployer pension plan for its former union employees at the closed facility.  This charge is recorded in pension settlements in the consolidated Statement of Operations for the three and six months ended June 30, 2007.

15. Debt and Loss on Debt Extinguishment

On August 1, 2007, the company redeemed its 10 ½% senior subordinated notes due 2012.  Pursuant to the terms of the indenture, the company paid the note holders 105.25 percent of the principal amount plus accrued and unpaid interest up to the redemption date.  As a result of this redemption, the company incurred a charge of $11.9 million ($8.3 million net of income taxes) related to the call premium, write-off of unamortized debt issuance costs and other expenses.  The charge will be recorded in loss on debt extinguishment in the Consolidated Statement of Operations in the three months ending September 30, 2007.

On, May 15, 2006, the company redeemed its 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, the company paid the note holders 105.188 percent of the principal amount plus accrued and unpaid interest up to the redemption date.  As a result of this redemption, the company incurred a charge of $14.4 million ($9.4 million net of income taxes) related to the call premium ($11.2 million), write-off of unamortized debt issuance costs ($3.1 million) and other expenses ($0.1 million).  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

16.  Sale of Parts Line

On April 3, 2007, the company sold all of its aftermarket replacement parts and rights to manufacture, sell and service aftermarket replacement parts for all the models of the Grove Manlift aerial work platform product line around the world, to MinnPar LLC.  The company received $4.9 million in proceeds and recognized a gain of $3.3 million, which is recorded in gain on sale of parts line in the Consolidated Statement of Operations for the three and six months ended June 30, 2007.

17.  Recent Accounting Changes and Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for the company on January 1, 2008.  The company does not anticipate the adoption of SFAS No. 157 will have on significant impact on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Statement 159 will be effective for us beginning January 1, 2008. We are currently evaluating the impact SFAS No. 159 could have on our consolidated financial statements.

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

18.  Subsidiary Guarantors of Senior Subordinated Notes 2012 and Senior Notes due 2013

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2007
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$641.1	$508.9	$(131.4)	$1,018.6
Costs and expenses:
Cost of sales	—	510.2	399.8	(131.4)	778.6
Engineering, selling and administrative expenses	11.4	46.0	43.2	—	100.6
Gain on sale of parts line	—	(3.3)	—	—	(3.3)
Pension settlement	1.3	—	3.9	—	5.2
Amortization expense	—	0.5	0.5	—	1.0
Total costs and expenses	12.7	553.4	447.4	(131.4)	882.1

Earnings (loss) from operations	(12.7)	87.7	61.5	—	136.5

Other income (expense):
Interest expense	(7.0)	(1.2)	(1.6)	—	(9.8)
Management fee income (expense)	9.0	(8.5)	(0.5)	—	—
Other income (expense), net	18.2	(6.5)	(6.7)	—	5.0
Total other income (expense)	20.2	(16.2)	(8.8)	—	(4.8)

Earnings from continuing operations before taxes on income and equity in earnings of subsidiaries	7.5	71.5	52.7	—	131.7
Provision for taxes on income	1.6	15.4	17.2	—	34.2
Earnings from continuing operations before equity in earnings of subsidiaries	5.9	56.1	35.5	—	97.5
Equity in earnings of subsidiaries	91.6	—	—	(91.6)	—
Net earnings	$97.5	$56.1	$35.5	$(91.6)	$97.5

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2006
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$473.5	$358.7	$(86.0)	$746.2
Costs and expenses:
Cost of sales	—	379.1	281.1	(86.0)	574.2
Engineering, selling and administrative expenses	10.0	43.0	33.8	—	86.8
Amortization expense	—	0.3	0.5	—	0.8
Total costs and expenses	10.0	422.4	315.4	(86.0)	661.8

Earnings (loss) from operations	(10.0)	51.1	43.3	—	84.4

Other income (expense):
Interest expense	(8.8)	0.4	(2.5)	—	(10.9)
Management fee income (expense)	6.2	(6.5)	0.3	—	—
Loss on debt extinguishment	(14.4)	—	—	—	(14.4)
Other income (expense), net	8.3	(5.0)	(2.1)	—	1.2
Total other income (expense)	(8.7)	(11.1)	(4.3)	—	(24.1)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries	(18.7)	40.0	39.0	—	60.3
Provision (benefit) for taxes on income	(4.9)	10.5	12.5	—	18.1
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(13.8)	29.5	26.5	—	42.2
Equity in earnings of subsidiaries	56.0	—	—	(56.0)	—
Net earnings	$42.2	$29.5	$26.5	$(56.0)	$42.2

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2007
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,162.3	$950.5	$(232.1)	$1,880.7
Costs and expenses:
Cost of sales	—	926.8	750.6	(232.1)	1,445.3
Engineering, selling and administrative expenses	22.1	89.4	82.9	—	194.4
Gain on sale of parts line	—	(3.3)	—	—	(3.3)
Pension settlement	1.3	—	3.9	—	5.2
Amortization expense	—	0.9	1.0	—	1.9
Total costs and expenses	23.4	1,013.8	838.4	(232.1)	1,643.5

Earnings (loss) from operations	(23.4)	148.5	112.1	—	237.2

Other income (expense):
Interest expense	(14.1)	(2.1)	(2.7)	—	(18.9)
Management fee income (expense)	17.9	(17.0)	(0.9)	—	—
Other income (expense), net	33.9	(9.5)	(19.5)	—	4.9
Total other income (expense)	37.7	(28.6)	(23.1)	—	(14.0)

Earnings from continuing operations before taxes on income and equity in earnings of subsidiaries	14.3	119.9	89.0	—	223.2
Provision for taxes on income	2.9	25.0	33.8	—	61.7
Earnings from continuing operations before equity in earnings of subsidiaries	11.4	94.9	55.2	—	161.5
Equity in earnings of subsidiaries	150.2	—	—	(150.2)	—
Net earnings	$161.6	$94.9	$55.2	$(150.2)	$161.5

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$884.1	$653.4	$(158.4)	$1,379.1
Costs and expenses:
Cost of sales	—	711.4	519.0	(158.4)	1,072.0
Engineering, selling and administrative expenses	18.9	81.6	65.2	—	165.7
Amortization expense	—	0.6	0.9	—	1.5
Total costs and expenses	18.9	793.6	585.1	(158.4)	1,239.2

Earnings (loss) from operations	(18.9)	90.5	68.3	—	139.9

Other income (expense):
Interest expense	(19.7)	0.8	(3.7)	—	(22.6)
Management fee income (expense)	13.4	(13.1)	(0.3)	—	—
Loss on debt extinguishment	(14.4)	—	—	—	(14.4)
Other income (expense), net	17.7	(10.5)	(6.9)	—	0.3
Total other expense	(3.0)	(22.8)	(10.9)	—	(36.7)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(21.9)	67.7	57.4	—	103.2
Provision (benefit) for taxes on income	(5.6)	17.0	19.6	—	31.0
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(16.3)	50.7	37.8	—	72.2
Equity in earnings of subsidiaries	88.2	—	—	(88.2)	—
Loss from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Net earnings	$71.9	$50.4	$37.8	$(88.2)	$71.9

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of June 30, 2007
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$15.3	$29.6	$81.2	$—	$126.1
Marketable securities	2.5	—	—	—	2.5
Restricted cash	15.5	—	—	—	15.5
Accounts receivable — net	0.1	151.8	268.0	—	419.9
Inventories — net	—	206.8	368.5	—	575.3
Deferred income taxes	50.6	—	49.9	—	100.5
Other current assets	0.7	45.2	27.8	—	73.7
Total current assets	84.7	433.4	795.4	—	1,313.5

Property, plant and equipment — net	9.0	176.0	225.4	—	410.4
Goodwill	—	326.0	148.4	—	474.4
Other intangible assets — net	—	72.5	94.2	—	166.7
Deferred income taxes	26.7	—	(7.7)	—	19.0
Other non-current assets	23.1	13.0	7.5	—	43.6
Investment in affiliates	671.9	18.9	203.1	(893.9)	—
Total assets	$815.4	$1,039.8	$1,466.3	$(893.9)	$2,427.6

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3.8	$362.1	$508.3	$—	$874.2
Short-term borrowings	—	—	5.3	—	5.3
Product warranties	—	36.4	27.8	—	64.2
Product liabilities	—	33.2	3.0	—	36.2
Total current liabilities	3.8	431.7	544.4	—	979.9

Non-Current Liabilities:
Long-term debt, less current portion	256.7	—	4.8	—	261.5
Pension obligations	12.4	0.5	12.5	—	25.4
Postretirement health and other benefit obligations	59.6	—	—	—	59.6
Intercompany	(537.4)	(105.9)	757.1	(113.8)	—
Long-term deferred income	—	16.3	46.6	—	62.9
Other non-current liabilities	62.4	18.3	(0.2)	—	80.5
Total non-current liabilities	(146.3)	(70.8)	820.8	(113.8)	489.9

Stockholders’ equity	957.9	678.9	101.1	(780.1)	957.8

Total liabilities and stockholders’ equity	$815.4	$1,039.8	$1,466.3	$(893.9)	$2,427.6

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007
(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operations	$129.1	$68.6	$(73.7)	$(150.3)	$(26.3)

Cash Flows from Investing:
Business acquisition	—	(15.9)	—	—	(15.9)
Capital expenditures	(0.7)	(18.2)	(11.9)	—	(30.8)
Restricted cash	(0.4)	—	—	—	(0.4)
Proceeds from sale of property, plant and equipment	—	—	5.2	—	5.2
Proceeds from sales of parts product line	—	4.9	—	—	4.9
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(147.0)	(30.6)	27.3	150.3	—
Net cash provided by (used for) investing activities of continuing operations	(148.2)	(59.8)	20.6	150.3	(37.1)

Cash Flows from Financing:
Proceeds from long-term debt	—	—	0.7	—	0.7
Payments from notes financing	(0.1)	(0.7)	(1.6)	—	(2.4)
Dividends paid	(4.4)	—	—	—	(4.4)
Exercises of stock options	18.6	—	—	—	18.6
Net cash provided by (used for) financing activities	14.1	(0.7)	(0.9)	—	12.5

Effect of exchange rate changes on cash	—	(1.3)	4.6	—	3.3

Net increase (decrease) in cash and cash equivalents	(5.0)	6.8	(49.4)	—	(47.6)

Balance at beginning of period	20.4	22.9	130.4	—	173.7
Balance at end of period	$15.4	$29.7	$81.0	$—	$126.1

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Crane	$805.1	$570.0	$1,488.0	$1,047.4
Foodservice	128.0	113.3	224.9	206.9
Marine	85.5	62.9	167.8	124.8
Total net sales	$1,018.6	$746.2	$1,880.7	$1,379.1
Earnings (loss) from operations:
Crane	$119.4	$74.8	$214.8	$125.4
Foodservice	22.2	17.8	33.0	28.4
Marine	8.5	1.9	14.0	5.5
Corporate expense	(11.7)	(10.1)	(22.7)	(19.4)
Gain on sale of parts line	3.3	—	3.3	—
Pension settlement	(5.2)	—	(5.2)	—
Operating earnings from continuing operations	$136.5	$84.4	$237.2	$139.9

Crane segment operating earnings for the three and six months ended June 30, 2007 includes amortization expense of $0.9 million and $1.6 million, respectively.  Crane segment operating earnings for the three and six months ended June 30, 2006 includes amortization expense of $0.8 million and $1.5 million, respectively.  Foodservice segment operating earnings for the three and six months ended June 30, 2007 includes amortization expense of $0.2 million and $0.3 million, respectively.  The Foodservice segment has no amortization expense during the three and six months ended June 30, 2007.

As of June 30, 2007 and December 31, 2006, the total assets by segment were as follows:

	June 30, 2007	December 31, 2006
Crane	$1,701.2	$1,572.4
Foodservice	349.6	340.1
Marine	122.3	120.9
Corporate	254.5	186.1
Total	$2,427.6	$2,219.5

20. Subsequent Events

On July 19, 2007, the company announced that it had acquired Shirke Construction Equipments Pvt. Ltd.  Headquartered in Pune, India, Shirke is a market leader in the Indian tower crane industry and has been Potain’s Indian manufacturing partner and distributor since 1982.

On July 26, 2007, the board of directors authorized a two-for-one stock split of the company’s outstanding common stock.  Record holders of Manitowoc’s common stock at the close of business on August 31, 2007, will receive one additional share of common stock for every share of Manitowoc common stock they own as of that date.  The company anticipates that the additional shares resulting from the split will be issued in book-entry form on the distribution date of September 10, 2007.  The company’s common stock will begin trading at its post-split price at the beginning of trading on September 11, 2007.  The following table shows earnings per share as reported and adjusted for the two-for-one stock split for the three and six months ended June 30, 2007 and 2006.

	As Reported				Unaudited Adjusted for Stock Split
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Basic earnings per share:
Earnings from continuing operations	$1.56	$0.69	$2.60	$1.18	$0.78	$0.35	$1.30	$0.59
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)	—	—	—	(0.01)
Net earnings	$1.56	$0.69	$2.60	$1.18	$0.78	$0.35	$1.30	$0.59

Basic earnings per share:
Earnings from continuing operations	$1.53	$0.67	$2.54	$1.15	$0.77	$0.34	$1.27	$0.58
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)	—	—	—	(0.01)
Net earnings	$1.53	$0.67	$2.54	$1.15	$0.77	$0.34	$1.27	$0.58

Weighted average shares outstanding - basic	62,411,828	61,406,687	62,218,823	61,076,811	124,823,656	122,813,374	124,437,646	122,153,622
Weighted average shares outstanding - diluted	63,824,536	63,150,212	63,607,050	62,752,316	127,649,072	126,300,424	127,214,100	125,504,632

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Cranes and Related Products	$805.1	$570.0	$1,488.0	$1,047.4
Foodservice Equipment	128.0	113.3	224.9	206.9
Marine	85.5	62.9	167.8	124.8
Total net sales	$1,018.6	$746.2	$1,880.7	$1,379.1

Consolidated net sales for the three months ended June 30, 2007 increased 36.5% to $1.0 billion, from $746.2 million for the same period in 2006. For the six months ended June 30, 2007 sales increased 36.4% to $1.9 billion versus sales of $1.4 billion for the six months ended June 30, 2006.  All three of our segments contributed to the increase in sales, led by increases in the Crane segment.

Net sales from the Crane segment for the three months ended June 30, 2007 increased 41.2% to $805.1 million versus $570.0 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007 sales increased 42.1% to $1.5 billion versus $1.0 billion for the six months ended June 30, 2006.  Net sales for both the three and six months ended June 30, 2007 increased over the same period in the prior year in all major geographic regions.  The Crane segment continues to benefit from strong crane end-market demand.  From a product line standpoint, the sales increase was driven by increased volume of crawler, tower and mobile hydraulic cranes worldwide, increases in our aftermarket sales and service business, and increases in boom truck sales in North America.    For the three and six months ended June 30, 2007 versus the same periods in 2006, the stronger Euro currency compared to the U.S. Dollar had an approximate $26.7 million and $53.3 million, respectively, favorable impact on sales.  As of June 30, 2007, total Crane segment backlog was $2.1 billion, a 9.1% increase over the March 31, 2007 backlog of $1.9 billion and a 34.8% increase over the December 31, 2006 backlog of $1.5 billion.

Net sales from the Foodservice segment increased 13.0% to $128.0 million for the three months ended June 30, 2007 versus $113.3 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007, Foodservice sales of $224.9 million increased 8.7% over the same period in 2006.  The sales increases during the quarter and the six months June 30, 2007 were driven by higher sales in our Ice, Refrigeration and Beverage divisions as well as the acquisition of McCann’s.   The acquisition of McCann’s was completed on May 26, 2006, and increased sales by approximately $4.0 million and $8.9 million for the three months and six months ended June 30, 2007, respectively, versus the same period in 2006.

Net sales from our Marine segment increased 35.9% to $85.5 million in the second quarter of 2007 versus the second quarter of 2006.  For the six months ended June 30, 2007, net sales in the Marine segment increased 34.5% to $167.8 million compared to $124.8 million during the six months ended June 30, 2006.  The increase in sales for both the three and six months ended June 30, 2007 was primarily the result of construction progress on the Improved Navy Literage System (INLS) for the U.S. Navy.  In addition, sales were favorably impacted by work on commercial projects and favorable late winter repair demand during the early part of the second quarter of 2007.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings from operations:
Cranes and Related Products	$119.4	$74.8	$214.8	$125.4
Foodservice Equipment	22.2	17.8	33.0	28.4
Marine	8.5	1.9	14.0	5.5
General corporate expense	(11.7)	(10.1)	(22.7)	(19.4)
Gain on sale of parts line	3.3	—	3.3	—
Pension settlement	(5.2)	—	(5.2)	—
Total	$136.5	$84.4	$237.2	$139.9

Consolidated gross profit for the three months ended June 30, 2007 was $240.0 million, an increase of $68.0 million over the $172.0 million of consolidated gross profit for the same period in 2006.  Consolidated gross profit for the six months ended June 30, 2007 was $435.4 million, an increase of $128.3 million over the $307.1 million of consolidated gross profit for the same period in 2006.  These increases were driven by significantly higher gross profit in the Crane segment on increased volume and productivity gains.  Second quarter 2007 gross profit of the Foodservice segment was up approximately $6.3 million versus the second quarter of 2006, and for the first six months of 2007 the gross profit was up approximately $6.9 million versus the first six months of 2006.  The increase in the Foodservice segment was a result of increased volume, sales price increases, and management of material price increases.   For the three and six months ended June 30, 2007, the Marine segment gross profit increased 83.5% and 49.9%, respectively, as a result of outstanding performance on new commercial construction projects.

Engineering, selling and administrative (ES&A) expenses for the second quarter of 2007 increased approximately $13.8 million to $100.6 million versus $86.8 million for the second quarter of 2006.  For the six months ended June 30, 2007, ES&A was $194.4 million which was a $28.7 million increase over the ES&A for the six months ended June 30, 2006.  This increase was primarily driven by the Crane segment and corporate expenses. Crane segment increases were due to higher employee related costs, costs incurred on the ERP implementation project, higher marketing costs and the impact of currency exchange rates to the U.S. dollar.  Corporate expenses increased primarily due to employee related costs and costs related to outside professional services.

For the three months ended June 30, 2007, the Crane segment reported operating earnings of $119.4 million compared to $74.8 million for the three months ended June 30, 2006.   For the six months ended June 30, 2007, the Crane segment reported operating earnings of $214.8 million compared to $125.4 million for the six months ended June 30, 2006.  Operating earnings of the Crane segment were favorably affected by increased volume across all regions and products, and effective leveraging of engineering, selling and administrative expenses on higher sales volume. Operating margin for the three months ended June 30, 2007 was 14.9% versus 13.3% for the three months ended June 30, 2006.  Volume and favorable mix, leveraging of fixed costs, and favorable pricing levels in all our regions contributed to the margin improvement.  In addition, during the second quarter of 2007 we collected on a past-due receivable which was partially reserved.  This collection favorably impacted earnings by approximately $3.8 million.

For the three months ended June 30, 2007, the Foodservice segment reported operating earnings of $22.2 million compared to $17.8 million for the three months ended June 30, 2006.   For the six months ended June 30, 2007, the Foodservice segment reported operating earnings of $33.0 million compared to $28.4 million for the six months ended June 30, 2006.  The increase in operating earnings for the quarter and six month period was the result of increased sales in all the divisions, price increases, effective management of material cost increases, and the McCann’s acquisition which was completed during the second quarter of 2006.

For the three months ended June 30, 2007, the Marine segment reported operating earnings of $8.5 million compared to $1.9 million for the three months ended June 30, 2006.   For the six months ended June 30, 2007, the

Marine segment reported operating earnings of $14.0 million compared to $5.5 million for the six months ended June 30, 2006.  Both the three and six months ended June 30, 2007 benefited from continued strong performance on new construction commercial projects as well as a strong winter repair season for 2007.  The operating margin of the Marine segment continues to be adversely affected by a relatively low margin LCS contract which is a first-run military prototype vessel that is structured as a cost plus contract.

For the three months ended June 30, 2007, corporate expenses were $11.7 million compared to $10.1 million for the three months ended June 30, 2006.   For the six months ended June 30, 2007, corporate expenses were $22.7 million compared to $19.4 million for the six months ended June 30, 2006.  These increases are the result of higher employee-related costs and other professional services expenses.

On April 3, 2007, we sold all of our aftermarket replacement parts and rights to manufacture, sell and service aftermarket replacement parts for all the models of the Grove Manlift aerial work platform product line around the world to MinnPar LLC (MinnPar).  We received $4.9 million in proceeds and recognized a gain of $3.3 million, which is recorded in gain on sale of parts line in the Consolidated Statement of Operations for the three and six months ended June 30, 2007.

During the second quarter of 2007, we made a $15.1 million pension contribution to our U.K. defined benefit pension plan.  The $15.1 million contribution funded the defined benefit plan as well as paid an incentive to certain pensioners to transfer from the defined benefit plan to a defined contribution plan.  As a result of this payment, the company recorded a charge during the second quarter of 2007 of approximately $3.8 million to reflect the incentive given to the pensioners and expenses incurred.  This charge is recorded in pension settlement in the Consolidated Statement of Operations for the three and six months ended June 30, 2007.  Subsequent to the funding of the defined benefit pension plan, approximately $39.2 million of assets and related liabilities were transferred from the defined benefit pension plan to a defined contribution pension plan.

During the second quarter of 2007, we recorded a charge of $1.4 million related to a withdraw liability from a multiemployer pension plan at our former River Falls, Wisconsin facility.  During the third quarter of 2005, we closed our Kolpak operation located in River Falls, Wisconsin and consolidated it with our operation in Tennessee.  The $1.4 million represents the estimated payment we will make to the multiemployer pension plan for our former union employees at the closed facility.  This charge is recorded in pension settlements in the consolidated Statement of Operations for the three and six months ended June 30, 2007.

Analysis of Non-Operating Income Statement Items

Interest expense for the second quarter of 2007 was $9.8 million versus $10.9 million for the quarter ended June 30, 2006. The decrease resulted from a full quarter benefit of the redemption of the May 2006 redemption of the 10 3/8% senior subordinated notes due 2011. These items were partially offset by an increase in the variable interest rate portion of outstanding debt balances and increases in the average borrowings outstanding under our revolving credit facility during the quarter.

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

Other income, net for the second quarter of 2007 was $5.0 million versus $1.2 million for the quarter ended June 30, 2006.  This increase is primarily the result of $2.7 million of gains recognized on currency hedge contracts during the quarter.

The effective tax rates for the three and six months ended June 30, 2007 were 26.0% and 27.6%, respectively.  The effective tax rate for both the three and six months ended June 30, 2006 were 30.0%.  The rate for the second quarter of 2007 was favorably impacted by a foreign tax credit carryforward which was recognized during the quarter.  In addition, all periods were favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

The loss from discontinued operations, net of income taxes, of $0.3 million for the six months ended June 30, 2006 reflects the operating results of our discontinued Toledo Ship Repair operation.  The closure of Toledo was completed during the first quarter of 2006 and no further results were incurred or are expected from this operation.

Acquisitions

On January 3, 2007, the company acquired the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin.  The acquisition of the Carrydeck line adds six new models to the company’s product offering of mobile industrial cranes.  The aggregate consideration paid for Carrydeck line resulted in approximately $9.2 million of goodwill and $6.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Carrydeck acquisition at Note 5, “Goodwill and Other Intangible Assets.”

On May 26, 2006, the company acquired substantially all of the assets and business operated by McCann’s Engineering & Mfg. Co. and McCann’s de Mexico S.A. de C.V. (McCann’s). Headquartered in Los Angeles, California and with operations in Tijuana, Mexico, McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores. McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks. McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components. The aggregate consideration paid for the McCann’s acquisition was $37.1 million, including acquisition costs of approximately $0.7 million. The acquisition resulted in approximately $14.4 million of goodwill and $14.3 million of other intangible assets being recognized by the company’s Foodservice segment. See further detail related to the goodwill and other intangible assets of the McCann’s acquisition at Note 5, “Goodwill and Other Intangible Assets.”

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

Financial Condition

First Six Months of 2007

Cash and cash equivalents balance as of June 30, 2007 were $126.1 million, which was a reduction of $47.6 million from the December 31, 2006 balance of $173.7 million.  Cash flow from operations for the first six months of 2007 was a use of cash of $26.3 million compared to a generation of cash of $39.4 million for the first half of 2006.  During the first half of 2007 inventories and accounts receivable increased by $94.7 million and $130.4 million, respectively.  This is primarily due to the increased production and sales in the Crane segment as well as traditional seasonal increases in the Foodservice segment.  In addition, during the first quarter of 2007 we made a $27.2 million cash contribution to fully fund the U.S. pension plans.  During the second quarter of 2007 we made a $15.1 million cash contribution to the UK pension plan.  During the first half of 2007 we made tax payments of approximately $35.0 million versus $10.0 million during the first half of 2006.

On January 3, 2007, we acquired the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin.  The cash flow impact of this acquisition is included in business acquisition, net of cash acquired within the cash flow from investing section of the Consolidated Statement of Cash Flows.

On April 3, 2007, we sold all of our aftermarket replacement parts and rights to manufacture, sell and service aftermarket replacement parts for all the models of the Grove Manlift aerial work platform product line around the world to MinnPar.  We received $4.9 million in proceeds from this transaction.  The cash flow impact of this sale is included in proceeds from sale of parts line within the investing section of the Consolidated Statement of Cash Flows.

Capital expenditures during the first half of 2007 were $30.8 million versus $23.2 million during the first half of 2006.  A majority of the capital expenditures related to machinery and tooling for our three segments.  In addition, during the first quarter of 2007 we entered into agreements with a major software and a related consulting firm to purchase software and consulting services to implement an ERP system in our Crane segment.  To date, capital expenditures on the ERP system have not been significant.

First Six Months of 2006

Cash and cash equivalents as of June 30, 2006 was $87.4 million, which represented a $142.1 million reduction of cash during the first half of 2006.  Cash flow provided by operating activities totaled $39.4 million for the first half of 2006.  Cash flow during the first half of 2006 was driven by $71.9 million of net earnings, an increase of $41.4 million over net earnings for the first half of 2005.  Accounts payable and accrued expenses positively impacted cash flow from operations with a $68.2 million increase.  This was driven primarily by the increase in inventory in the Crane segment required to support the increase in production, as well as the increase in the Foodservice segment, which traditionally increases inventory during the first half of the year to support peek demand season which occurs in the second and third quarters.   A $92.9 million increase in inventory negatively impacted cash flow from operations.  Accounts receivable also negatively impacted cash flow with an increase of $75.9 million during the first half of 2006.  This increase was driven by higher sales in the Crane segment.  During the first quarter, the company terminated its accounts receivable factoring arrangement with a bank. Factored receivables totaled $23.6 million at December 31, 2005 and $0 at June 30, 2006.

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

Capital expenditures for the first half of 2006 were $23.2 million. The company continues to invest capital in the Foodservice ERP system, the new China manufacturing facilities in the Crane and Foodservice segments, new manufacturing equipment, and new product tooling.

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

Liquidity and Capital Resources

Our outstanding debt at June 30, 2007 consisted of $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), $113.8 million of 10 1/2% senior subordinated notes due 2012 (Senior Subordinated Notes due 2012) , and $3.1 million of other debt and capital leases.  We redeemed the Senior Subordinated Notes due 2012 on August 1, 2007.

Our secured revolving credit facility (Revolving Credit Facility), has $300 million of initial borrowing capacity and provides us with the ability to increase the capacity by an additional $250 million during the life of the facility under the same terms. Borrowings under the Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio as defined by the credit agreement. The annual commitment fee in effect at June 30, 2007 on the unused portion of the secured revolving credit facility was 0.15%. As of June 30, 2007, we had no amounts outstanding under the Revolving Credit Facility.

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

On August 1, 2007, we redeemed our Senior Subordinated Notes due 2012.  Pursuant to the terms of the indenture, we paid the note holders 105.25 percent of the principal amount plus accrued and unpaid interest up to the redemption date.  As a result of this redemption, we incurred a charge of $11.9 million ($8.3 million net of income taxes) related to the call premium, write-off of unamortized debt issuance costs and other expenses .  The charge will be recorded in loss on debt extinguishment in the Consolidated Statement of Operations in the three months ended September 30, 2007.  Total cash paid on August 1, 2007 related to this call was $129.3 million.

Our Revolving Credit Facility and Senior Notes due 2013 contain customary affirmative and negative covenants. In general, the covenants contained in the Revolving Credit Facility are more restrictive than those of the Senior Notes due 2013. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The Revolving Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Revolving Credit Facility. We were in compliance with all covenants as of June 30, 2007, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

We have entered into an accounts receivable securitization program whereby we sell certain of our domestic trade accounts receivable to a wholly owned, bankruptcy-remote, special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. We have retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against us for uncollectible receivables; however, our retained interest in the receivable pool is subordinate to the Purchaser’s interest and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and our collection history, the fair value of our retained interest approximates book value. The retained interest recorded at June 30, 2007 is $85.8 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.  The accounts receivable balances sold from the special purpose subsidiary was $90.0 million at June 30, 2007.

Recent Accounting Changes and Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140.”  SFAS No. 155 amends certain aspects of SFAS No 133, primarily related to hybrid financial instruments and beneficial interest in securitized financial assets, as well as amends SFAS No. 140, related to eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold.  SFAS No. 155 was effective for us on January 1, 2007 and did not have any impact.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.”  SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  SFAS No. 156 was effective for us on January 1, 2007 and did not have any impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for the company on January 1, 2008.  We do not anticipate the adoption of SFAS No. 157 will have on significant impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Statement 159 will be effective for us beginning January 1, 2008. We are currently evaluating the impact SFAS No. 159 could have on our consolidated financial statements.

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

Critical Accounting Policies

During the first quarter of 2007 the company adopted FASB Interpretation (FIN) No. 48.   See Note 8, “Income Taxes,” for further information regarding the adoption of FIN No. 48.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the company’s annual report on Form 10-K for fiscal 2006 was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of the company’s shareholders on May 1, 2007, management’s nominees named below were elected as directors by the indicated votes cast for each nominee:

Name of Nominee	For	Withheld
Virgis W. Colbert	48,277,667	9,491,783
Kenneth W. Krueger	48,346,000	9,423,450
Robert C. Stift	48,460,035	9,309,415

The directors elected above will serve until the Annual Meeting of Shareholders to be held in the year 2010.  The following other directors continue in office:

Terry D. Growcock

Dean H. Anderson

Keith D. Nosbusch

Robert S. Throop

Daniel W. Duval

James L. Packard

At the annual meeting of the company’s shareholders on May 1, 2007, ratification of the company’s short-term incentive plan was approved by the indicated votes cast.

	For	Against	Abstain
Short-term incentive plan	56,368,072	1,183,299	218,079

At the annual meeting of the company’s shareholders on May 1, 2007, ratification of the appointment of PricewaterhouseCoopers LLP as the company’s registered independent public accountants for the fiscal year ending December 31, 2007 was approved by the indicated votes cast

Name of Nominee	For	Against	Abstain
PricewaterhouseCoopers LLP	56,284,238	1,427,368	57,844

Further information concerning the matter voted upon at the 2007 Annual Meeting of Shareholders is contained in the company’s proxy statement dated April 3, 2007 with respect to the 2007 Annual Meeting.

Item 6.  Exhibits

(a)            Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
June 30, 2007

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