Form 10-Q
period 2007-09-30
MANITOWOC CO INC
filed 2007-11-02
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2007, the most recent practicable date, was 125,599,704.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2007 and 2006

((Unaudited) In millions, except per-share and average shares data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$1,006.2	$779.0	$2,886.9	$2,158.1
Costs and expenses:
Cost of sales	781.4	609.7	2,226.7	1,681.7
Engineering, selling and administrative expenses	99.4	84.2	293.8	249.9
Gain on sale of parts line	—	—	(3.3)	—
Pension settlements	—	—	5.2	—
Amortization expense	1.0	1.0	2.9	2.4
Total costs and expenses	881.8	694.9	2,525.3	1,934.0

Earnings from operations	124.4	84.1	361.6	224.1

Other expenses:
Interest expense	(8.5)	(10.2)	(27.4)	(36.0)
Loss on debt extinguishment	(12.5)	—	(12.5)	(14.4)
Other income, net	(0.4)	0.7	4.4	4.1
Total other expense	(21.4)	(9.5)	(35.5)	(46.3)

Earnings from continuing operations before taxes	103.0	74.6	326.1	177.8
Provision for taxes on income	27.1	24.2	88.7	55.2
Earnings from continuing operations	75.9	50.4	237.4	122.6

Discontinued operations:
Loss from discontinued operations, net of income taxes of $(0.2)	—	—	—	(0.3)
Net earnings	$75.9	$50.4	$237.4	$122.3

Basic earnings per share:
Earnings from continuing operations	$0.61	$0.41	$1.91	$1.00
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Net earnings	$0.61	$0.41	$1.91	$1.00

Diluted earnings per share:
Earnings from continuing operations	$0.59	$0.40	$1.87	$0.98
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Net earnings	$0.59	$0.40	$1.87	$0.97

Dividends per share	0.02	0.018	0.055	0.053

Weighted average shares outstanding - basic	125,175,721	123,155,226	124,314,233	122,292,140
Weighted average shares outstanding - diluted	127,915,004	126,077,200	127,141,212	125,571,914

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of September 30, 2007 and December 31, 2006

(Unaudited)

(In millions, except share data)

	September 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$103.8	$173.7
Marketable securities	2.5	2.4
Restricted cash	15.6	15.1
Accounts receivable, less allowances of $27.2 and $27.6, respectively	427.2	285.2
Inventories — net	629.4	492.4
Deferred income taxes	102.1	97.7
Other current assets	93.3	76.2
Total current assets	1,373.9	1,142.7

Property, plant and equipment — net	443.3	398.9
Goodwill	545.3	462.1
Other intangible assets — net	170.4	160.0
Deferred income taxes	19.1	14.3
Other non-current assets	38.5	41.5
Total assets	$2,590.5	$2,219.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$917.8	$839.6
Short-term borrowings	10.4	4.1
Product warranties	67.5	59.6
Product liabilities	40.7	32.1
Total current liabilities	1,036.4	935.4
Non-Current Liabilities:
Long-term debt	263.4	264.3
Pension obligations	25.9	64.5
Postretirement health and other benefit obligations	60.6	59.9
Long-term deferred revenue	67.8	71.6
Other non-current liabilities	77.9	49.3
Total non-current liabilities	495.6	509.6

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Common stock (300,000,000 and 150,000,000 shares authorized, respectively 159,175,928 and 79,587,964 shares issued, 125,599,704, and 62,121,862 shares outstanding, respectively)	1.3	0.7
Additional paid-in capital	254.4	231.8
Accumulated other comprehensive income	86.0	48.0
Retained earnings	807.1	587.4
Treasury stock, at cost (33,576,224 and 17,466,102 shares, respectively)	(90.3)	(93.4)
Total stockholders’ equity	1,058.5	774.5
Total liabilities and stockholders’ equity	$2,590.5	$2,219.5

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited, In millions)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operations:
Net earnings	$237.4	$122.3
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	—	0.3
Pension settlements	1.3	—
Gain on sale of parts line	(3.3)	—
Depreciation	59.3	52.3
Amortization of intangible assets	2.9	2.4
Amortization of deferred financing fees	0.9	1.1
Loss on debt extinguishment	2.3	3.1
Deferred income taxes	(16.0)	10.6
Gain on sale of property, plant and equipment	(3.3)	(2.2)
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(123.1)	(79.0)
Inventories	(148.0)	(106.3)
Other assets	(5.6)	13.9
Accounts payable and accrued expenses	37.1	87.9
Other liabilities	(12.4)	22.8
Net cash provided by operating activities of continuing operations	29.5	129.2
Net cash used for operating activities of discontinued operations	—	(0.3)
Net cash provided by operating activities	29.5	128.9

Cash Flows from Investing:
Business acquisitions, net of cash acquired	(80.1)	(48.4)
Capital expenditures	(56.9)	(38.5)
Change in restricted cash	(0.5)	—
Proceeds from sale of property, plant and equipment	7.8	5.0
Proceeds from sales of parts product line	4.9	—
Purchase of marketable securities	(0.1)	—
Net cash used for investing activities	(124.9)	(81.9)

Cash Flows from Financing:
Proceeds from revolving credit facility	103.3	63.3
Payments on long-term debt	(113.8)	(248.7)
Proceeds from long-term debt	11.5	18.4
Proceeds (payments) from notes financing	3.4	(4.3)
Dividends paid	(6.9)	(6.5)
Exercises of stock options, including windfall tax benefits	20.0	8.4
Net cash provided by (used for) financing activities	17.5	(169.4)

Effect of exchange rate changes on cash	8.0	4.0

Net decrease in cash and cash equivalents	(69.9)	(118.4)
Balance at beginning of period	173.7	229.5
Balance at end of period	$103.8	$111.1

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$75.9	$50.4	$237.4	$122.3
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	(0.3)	0.1	(0.7)	0.8
Foreign currency translation adjustments	26.8	4.2	38.7	19.3

Total other comprehensive income	26.5	4.3	38.0	20.1

Comprehensive income	$102.4	$54.7	$275.4	$142.4

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2007 and 2006

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three and nine months ended September 30, 2007 and 2006 and the financial position at September 30, 2007, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2006.  The consolidated balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 7, “Stock Split,” for further details.

2.  Acquisitions

On July 19, 2007, the company acquired Shirke Construction Equipments Pvt. Ltd (Shirke).  Headquartered in Pune, India, Shirke is a market leader in the Indian tower crane industry and has been Potain’s Indian manufacturing partner and distributor since 1982. The aggregate consideration paid for Shirke resulted in approximately $63.5 million of intangible assets being recognized by the company’s Crane segment.  As of September 30, 2007, all excess purchase price over net assets acquired was assigned to goodwill.  The company is in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the fourth quarter of 2007. See further detail related to the goodwill and other intangible assets of the Shirke acquisition at note 5, "Goodwill and Other Intangible Assets."

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

On January 3, 2006, the company acquired certain assets, rights and properties of ExacTech, Inc., a supplier of fabrication, machining, welding, and other services to various parties. Located in Port Washington, Wisconsin, ExacTech, Inc. now provides these services to the company’s U.S. based crane manufacturing facilities. The aggregate consideration paid for the acquisition resulted in approximately $6.5 million of goodwill being recognized by the company’s Crane segment in the first quarter of 2006. See further detail related to the goodwill of the Exactech, Inc. acquisition at Note 5, "Goodwill and Other Intangible Assets."

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

The following selected financial data of Toledo Ship Repair for the three months ended March 31, 2006 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There were no operating results from Toledo Ship Repair for the three months ended September 30, 2006 or the three and nine months ended September 30, 2007.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

Three Months Ended March 31, 2006

Net sales	$—

Pretax loss from discontinued operations	$(0.5)
Benefit for taxes on loss	0.2
Net loss from discontinued operations	$(0.3)

4.  Inventories

The components of inventory at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Inventories – gross:
Raw materials	$254.6	$198.3
Work-in-process	219.3	174.2
Finished goods	229.5	187.2
Total inventories – gross	703.4	559.7
Excess and obsolete inventory reserve	(50.3)	(44.4)
Net inventories at FIFO cost	653.1	515.3
Excess of FIFO costs over LIFO value	(23.7)	(22.9)
Inventories – net	$629.4	$492.4

Inventory is carried at lower of cost or market value using the first-in, first-out (FIFO) method for 86% and 85% of total inventory at September 30, 2007 and December 31, 2006, respectively.  The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

5.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2006 and nine months ended September 30, 2007 are as follows:

	Crane	Foodservice	Marine	Total

Balance as of January 1, 2006	$196.7	$185.7	$47.2	$429.6
ExacTech, Inc. acquisition	6.5	—	—	6.5
McCann’s acquisition	—	14.4	—	14.4
Foreign currency impact	11.6	—	—	11.6
Balance as of December 31, 2006	214.8	200.1	47.2	462.1
Carrydeck acquisition	9.2	—	—	9.2
Shirke acquisition	63.5	—	—	63.5
Foreign currency impact	10.5	—	—	10.5
Balance as of September 30, 2007	$298.0	$200.1	$47.2	$545.3

As discussed in Note 2, “Acquisitions,” during 2006, the company completed the acquisitions of McCann’s and ExacTech, Inc. The acquisition of ExacTech, Inc. resulted in an increase of $6.5 million of goodwill and no other intangible assets. The acquisition of McCann’s resulted in an increase of $14.4 million of goodwill and $14.3 million of other intangible assets. The other intangible assets consist of trademarks totaling $7.0 million, which have an indefinite life, customer relationships of $5.8 million, which have been assigned a 13 year life, and patents of $1.5 million which have been assigned a 10 year life. During the first quarter of 2007, the company completed the acquisition of the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin. The acquisition resulted in $9.2 million of goodwill and $6.5 million of other intangible assets being recognized by the company’s Crane segment.  The other intangible assets consist of trademarks totaling $1.2 million, which have an indefinite life, customer relationships of $4.2 million, which have been assigned a 20 year life, and non-patented technologies of $1.1 million which have been assigned a 20 year life. During the third quarter of 2007, the company acquired Shirke. The aggregate consideration paid for Shirke resulted in approximately $63.5 million of intangible assets being recognized by the company’s Crane segment.  As of September 30, 2007, all excess purchase price over net assets acquired was assigned to goodwill.  The company is in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the fourth quarter of 2007.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of September 30, 2007 and December 31, 2006.

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$110.9	$—	$110.9	$105.1	$—	$105.1
Customer relationships	9.9	(0.6)	9.3	5.8	(0.3)	5.5
Patents	34.6	(13.2)	21.4	31.1	(10.4)	20.7
Engineering drawings	11.7	(4.4)	7.3	12.0	(3.8)	8.2
Distribution network	21.5	—	21.5	20.5	—	20.5
	$188.6	$(18.2)	$170.4	$174.5	$(14.5)	$160.0

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Trade accounts payable	$504.1	$431.8
Interest payable	5.2	7.9
Employee related expenses	90.4	76.3
Income taxes payable	31.1	62.9
Profit sharing and incentives	51.0	54.8
Unremitted cash liability	7.2	11.7
Deferred revenue - current	60.9	48.1
Amounts billed in excess of sales	49.4	57.2
Miscellaneous accrued expenses	118.5	88.9
	$917.8	$839.6

7. Stock Split

On July 26, the board of directors authorized a two-for-one split of the company’s common stock. Record holders of Manitowoc’s common stock at the close of business on August 31, 2007 received on September 10, 2007 one additional share of common stock for every share of Manitowoc common stock they owned as of August 31, 2007. Manitowoc shares outstanding at the close of business on August 31, 2007 totaled 62,787,642. The company’s common stock began trading at its post-split price at the beginning of trading on September 11, 2007. Per share, share and stock option amounts within this quarterly report on Form 10-Q for both periods presented have been adjusted to reflect the stock split.

8. Accounts Receivable Securitization

The Company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at September 30, 2007 is $70.2 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic Foodservice and Crane segment’s businesses and the program was amended in the third quarter of 2007 to increase the capacity of the program from $90 million to $105 million. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $95.0 million at September 30, 2007.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $26.0 million for the nine months ended September 30, 2007. Cash collections of trade accounts receivable balances in the total receivable pool totaled $828.5 million for the nine months ended September 30, 2007.

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

		Balance Outstanding
		60 Days or More	Net Credit Losses
	Balance outstanding	Past Due	Nine Months Ended
	September 30,	September 30,	September 30,
	2007	2007	2007
Trade accounts receivable subject to securitization program	$165.2	$2.9	$—

Trade accounts receivable balance sold	95.0

Retained interest	$70.2

9.  Income Taxes

The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the Company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years

U.S. Federal	2006
Wisconsin	1997 – 2006
Pennsylvania	2002 – 2006
France	2003 – 2006
Germany	2001 – 2006
Italy	2004 – 2006
Portugal	2002 – 2006
England	2001 – 2006
Singapore	2000 – 2006

The Internal Revenue Service (IRS) commenced an examination of the company’s U.S. income tax returns for the 2004 and 2005 tax years in the first quarter of 2007. On October 2, 2007, the company signed an assessment agreement with the IRS coming to terms on a Research and Development (R&D) tax credit issue. Accordingly, the company recognized $2.7 million of additional R&D tax credit benefit during the quarter. In 2006, the Wisconsin Department of Revenue (WDOR) began an examination of the company’s Wisconsin income tax returns for 1997 through 2005 that is anticipated to be completed by the end of 2008. As of September 30, 2007, the WDOR has not formally issued any assessment report. In August 2007, the German tax authorities began an examination of the company’s German entity’s income and trade tax returns for 2001 through 2005. Thus far, there have been no significant developments with regard to this German examination.

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

The company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.  During the quarter ended September 30, 2007, the company recognized a benefit of $2.0 million related to reductions in interest and penalties due to changes in estimates of uncertain tax liabilities.  Upon the adoption of Interpretation 48, the Company has accrued interest and penalties in the aggregate of $6.7 million.

During the next 12 months, the company does not expect any significant changes in its unrecognized tax benefits. During the first three quarters of 2007, the company recognized a decrease in its FIN 48 liability of $13.9 million from the impact of an IRS audit settlement related to a federal research credit carryover causing a $4.5 million tax benefit. In addition, a tax benefit of $1.3 million resulted from the allowance of a French research credit. These items had the impact of reducing the company’s effective tax rate by 5 percentage points and 2 percentage points in the three and nine months ending September 30, 2007, respectively.

10.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	125,175,721	123,155,226	124,314,233	122,292,140
Effect of dilutive securities - stock options and restricted stock	2,739,283	2,921,974	2,826,979	3,279,774
Diluted weighted average common shares outstanding	127,915,004	126,077,200	127,141,212	125,571,914

For the three and nine months ended September 30, 2007, no common shares issuable upon the exercise of stock options, and for the three and nine months ended September 30, 2006, 0.2 million common shares issuable upon the exercise of stock options, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During the three months ended September 30, 2007, the company paid a quarterly dividend of $0.02 per outstanding common share. At its July 2007 meeting, the board of directors approved a pre-split quarterly dividend of $0.04 per share of common stock ($0.02 per share of common stock post-split) payable on September 10, 2007, to shareholders of record on August 31, 2007. During the three months ended September 30, 2006, the company paid a quarterly dividend of $0.018 per outstanding share of common stock. During the nine months ended September 30, 2007, the company paid three quarterly dividends of 0.055 per outstanding share of common stock. During the same period ending September 30, 2006, the company paid three quarterly dividends of $0.053 per share of common stock each.

11.  Stockholders’ Equity

On March 21, 2007, the Board of Directors of the company approved the Rights Agreement between the company and Computershare Trust Company, N.A., as Rights Agent and declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock, par value $0.01 per share, of the company (the “Common Stock”), to shareholders of record at the close of business on March 30, 2007 (the “Record Date”).  In addition to the Rights issued as a dividend on the record date, the Board of Directors has also determined that one Right will be issued together with each share of Common Stock issued by the company after the Record Date.  Generally, each Right, when it becomes exercisable, entitles the registered holder to purchase from the company one share of Common Stock at a purchase price, in cash, of $110.00 per share ($220.00 per share prior to the September 10, 2007 stock split), subject to adjustment as set forth in the Rights Agreement (the “Purchase Price” or “Exercise Price”).

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

12.  Stock Based Compensation

Stock based compensation expense is calculated by estimating the fair value of incentive stock options at the time of grant and amortized over the stock options’ vesting period. Stock based compensation was $1.6 million and $4.9 million for the three and nine months ended September 30, 2007, respectively. Stock based compensation was $1.3 million and $4.4 million for the three and nine months ended September 30, 2006, respectively.

13.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. The estimated remaining cost to complete the clean up of this site is approximately $8.1 million. Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheet at September 30, 2007 is $0.8 million. Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of the company’s wholly-owned subsidiary Diversified Refrigeration, LLC, (f/k/a Diversified Refrigeration, Inc.) (DRI) certain contaminants in the soil and ground water associated with the facility were identified. As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified. Estimates indicate that the costs to remediate this site are approximately $2.0 million. During December 2005, the company recorded a $2.0 million reserve for these estimated costs. This charge was recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005. The company’s remaining estimated liability for this matter, included in other accounts payable and accrued expenses in the Consolidated Balance Sheet at September 30, 2007 is $1.8 million. Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of September 30, 2007, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years. The range of the company’s self-insured retention levels is

$0.1 million to $3.0 million per occurrence. The high-end of the company’s self-insurance retention level is for certain cranes manufactured in the United States for occurrences from January 2000 through October 2002. As of September 30, 2007, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at September 30, 2007, were $40.7 million; $15.6 million was reserved specifically for actual cases and $25.1 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At September 30, 2007 and December 31, 2006, the company had reserved $78.4 million and $69.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

14.  Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in accounts payable and accrued expenses and non-current liabilities at September 30, 2007 and December 31, 2006 was $126.8 million and $118.5 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at September 30, 2007 was $130.4 million.  This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2012.

During the nine months ended September 30, 2007 and 2006, the company sold $9.2 million and $14.8 million, respectively, of its long term notes receivable to third party financing companies.  The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies. The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in accounts payable and accrued expenses and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statement of Cash Flows.  During the nine months ended September 30, 2007, the customers have paid $12.6 million of the notes to the third party financing companies.  As of September 30, 2007, the outstanding balance of the notes receivables guaranteed by the company was $19.0 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the nine months ended September 30, 2007 and 2006.

	2007	2006
Balance at beginning of period	$69.4	$55.4
Accruals for warranties issued during the period	39.5	34.8
Settlements made (in cash or in kind) during the period	(32.6)	(27.6)
Acquisition	—	0.2
Currency translation	2.1	1.8
Balance at end of period	$78.4	$64.6

15.  Employee Benefit Plans

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

The components of periodic benefit costs for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$1.5	$0.5
Interest cost of projected benefit obligations	1.8	1.2	0.8	5.3	3.5	2.5
Expected return on plan assets	(1.8)	(1.1)	—	(5.3)	(3.3)	—
Amortization of actuarial net (gain) loss	0.2	—	0.1	0.5	—	0.2
Net periodic benefit costs	$0.2	$0.6	$1.1	$0.5	$1.7	$3.2
Weighted average assumptions:
Discount rate	5.75%	4.5 - 4.9%	5.75%	5.75%	4.5 - 4.9%	5.75%
Expected return on plan assets	6.5%	0.0 - 6.3%	N/A	6.5%	0.0 - 6.3%	N/A
Rate of compensation increase	N/A	1.8 – 4.0%	N/A	N/A	1.8 – 4.0%	N/A

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.4	$0.2	$—	$1.2	$0.6
Interest cost of projected benefit obligations	1.6	1.0	0.8	4.8	3.0	2.4
Expected return on plan assets	(1.6)	(0.8)	—	(4.8)	(2.4)	—
Amortization of actuarial net (gain) loss	0.2	—	0.1	0.6	0.1	0.1
Net periodic benefit costs	$0.2	$0.6	$1.1	$0.6	$1.9	$3.1
Weighted average assumptions:
Discount rate	5.50%	4.53%	5.50%	5.50%	4.53%	5.50%
Expected return on plan assets	8.25%	5.74%	N/A	8.25%	5.74%	N/A
Rate of compensation increase	N/A	3.53%	N/A	N/A	3.53%	N/A

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

During the second quarter of 2007, the company made a $15.1 million pension contribution to its U.K. defined benefit pension plan.  The $15.1 million contribution funded the defined benefit plan as well as paid an incentive to certain pensioners to transfer from the defined benefit plan to a defined contribution plan.  As a result of this payment, the company recorded a charge during the second quarter of 2007 of approximately $3.8 million to reflect the incentive given to the pensioners and expenses incurred. This charge is recorded in pension settlements in the Consolidated Statement of Operations for the nine months ended September 30, 2007. Subsequent to the funding of the defined benefit pension plan, approximately $39.2 million of assets and related liabilities were transferred from the defined benefit pension plan to a defined contribution pension plan.

During the second quarter of 2007, the company recorded a charge of $1.4 million related to a withdraw liability from a multiemployer pension plan at its former River Falls, Wisconsin facility. During the third quarter of 2005, the company closed its Kolpak operation located in River Falls, Wisconsin and consolidated it with its operation in Tennessee. The $1.4 million represents the estimated payment the company will make to the multiemployer pension plan for its former union employees at the closed facility. This charge is recorded in pension settlements in the Consolidated Statement of Operations for the nine months ended September 30, 2007.

16.  Debt and Loss on Debt Extinguishment

On August 1, 2007, the company redeemed its 10 ½% senior subordinated notes due 2012. Pursuant to the terms of the indenture, the company paid the note holders 105.25 percent of the principal amount plus accrued and unpaid interest up to the redemption date. As a result of this redemption, the company incurred a charge of $12.5 million ($8.1 million net of income taxes) related to the call premium, write-off of unamortized debt issuance costs and other expenses. The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

On May 15, 2006, the company redeemed its 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, the company paid the note holders 105.188 percent of the principal amount plus accrued and unpaid interest up to the redemption date.  As a result of this redemption, the company incurred a charge of $14.4 million ($9.4 million net of income taxes) related to the call premium, write-off of unamortized debt issuance costs and other expenses.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

17.  Sale of Parts Line

On April 3, 2007, the company sold all of its aftermarket replacement parts and rights to manufacture, sell and service aftermarket replacement parts for all the models of the Grove Manlift aerial work platform product line around the world, to MinnPar LLC. The company received $4.9 million in proceeds and recognized a gain of $3.3 million, which is recorded in gain on sale of parts line in the Consolidated Statement of Operations for the nine months ended September 30, 2007.

18.  Recent Accounting Changes and Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for the company on January 1, 2008.  The company does not anticipate the adoption of SFAS No. 157 will have a significant impact on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Statement 159 will be effective for us beginning January 1, 2008. We are currently evaluating the impact SFAS No. 159 could have on our consolidated financial statements.

19.  Subsidiary Guarantors of Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) on a combined basis, the guarantors of the Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) on a combined basis, the wholly and partially owned foreign subsidiaries of the company, which do not guarantee the Senior Notes due 2013 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the company.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2007
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$614.1	$509.9	$(117.8)	$1,006.2
Costs and expenses:
Cost of sales	—	488.0	411.2	(117.8)	781.4
Engineering, selling and administrative expenses	10.9	49.0	39.5	—	99.4
Gain on sale of parts line	—	—	—	—	—
Pension settlement	—	—	—	—	—
Amortization expense	—	0.5	0.5	—	1.0
Total costs and expenses	10.9	537.5	451.2	(117.8)	881.8

Earnings (loss) from operations	(10.9)	76.6	58.7	—	124.4

Other income (expense):
Interest expense	(4.8)	(1.3)	(2.4)	—	(8.5)
Management fee income (expense)	9.2	(8.8)	(0.4)	—	—
Loss on debt extinguishment	(12.5)	—	—	—	(12.5)
Other income (expense), net	15.6	(2.4)	(13.6)	—	(0.4)
Total other income (expense)	7.5	(12.5)	(16.4)	—	(21.4)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries	(3.4)	64.1	42.3	—	103.0
Provision (benefit) for taxes on income	(0.8)	14.4	13.5	—	27.1
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(2.6)	49.7	28.8	—	75.9
Equity in earnings of subsidiaries	78.5	—	—	(78.5)	—
Net earnings	$75.9	$49.7	$28.8	$(78.5)	$75.9

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$498.0	$358.7	$(77.7)	$779.0
Costs and expenses:
Cost of sales	—	401.0	286.4	(77.7)	609.7
Engineering, selling and administrative expenses	11.7	41.7	30.8	—	84.2
Amortization expense	—	0.5	0.5	—	1.0
Total costs and expenses	11.7	443.2	317.7	(77.7)	694.9

Earnings (loss) from operations	(11.7)	54.8	41.0	—	84.1

Other income (expense):
Interest expense	(6.6)	(0.3)	(3.4)	—	(10.2)
Management fee income (expense)	6.6	(6.4)	(0.2)	—	—
Other income (expense), net	7.7	(3.7)	(3.2)	—	0.7
Total other income (expense)	7.7	(10.4)	(6.8)	—	(9.5)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries	(4.0)	44.4	34.2	—	74.6
Provision (benefit) for taxes on income	(1.3)	14.5	11.0	—	24.2
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(2.7)	29.9	23.2	—	50.4
Equity in earnings of subsidiaries	53.1	—	—	(53.1)	—
Net earnings	$50.4	$29.9	$23.2	$(53.1)	$50.4

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,776.5	$1,460.3	$(349.9)	$2,886.9
Costs and expenses:
Cost of sales	—	1,414.8	1,161.8	(349.9)	2,226.7
Engineering, selling and administrative expenses	33.0	138.4	122.4	—	293.8
Gain on sale of parts line	—	(3.3)	—	—	(3.3)
Pension settlements	1.3	—	3.9	—	5.2
Amortization expense	—	1.4	1.5	—	2.9
Total costs and expenses	34.3	1,551.3	1,289.6	(349.9)	2,525.3

Earnings (loss) from operations	(34.3)	225.2	170.7	—	361.6

Other income (expense):
Interest expense	(19.0)	(3.4)	(5.0)	—	(27.4)
Management fee income (expense)	27.1	(25.9)	(1.2)	—	—
Loss on debt extinguishment	(12.5)	—	—	—	(12.5)
Other income (expense), net	49.5	(12.0)	(33.1)	—	4.4
Total other income (expense)	45.1	(41.3)	(39.3)	—	(35.5)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries	10.8	183.9	131.4	—	326.1
Provision (benefit) for taxes on income	2.1	39.2	47.4	—	88.7
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	8.7	144.7	84.0	—	237.4
Equity in earnings of subsidiaries	228.8	—	—	(228.8)	—
Net earnings	$237.5	$144.7	$84.0	$(228.8)	$237.4

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,382.1	$1,012.0	$(236.0)	$2,158.1
Costs and expenses:
Cost of sales	—	1,112.4	805.3	(236.0)	1,681.7
Engineering, selling and administrative expenses	30.6	123.3	96.0	—	249.9
Amortization expense	—	1.1	1.3	—	2.4
Total costs and expenses	30.6	1,236.8	902.6	(236.0)	1,934.0

Earnings (loss) from operations	(30.6)	145.3	109.4	—	224.1

Other income (expense):
Interest expense	(27.5)	(0.7)	(7.8)	—	(36.0)
Management fee income (expense)	20.0	(19.5)	(0.5)	—	—
Loss on debt extinguishment	(14.4)	—	—	—	(14.4)
Other income (expense), net	26.6	(13.0)	(9.5)	—	4.1
Total other expense	4.7	(33.2)	(17.8)	—	(46.3)

Earnings (loss) from continuing operations before taxes on income (loss) and equity in earnings of subsidiaries and discontinued operations	(25.9)	112.1	91.6	—	177.8
Provision (benefit) for taxes on income	(7.0)	31.5	30.7	—	55.2
Earnings (loss) from continuing operations before equity in earnings of subsidiaries and discontinued operations	(18.9)	80.6	60.9	—	122.6
Equity in earnings of subsidiaries	141.2	—	—	(141.2)	—
Loss from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Net earnings	$122.3	$80.3	$60.9	$(141.2)	$122.3

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2007
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$5.0	$29.5	$69.3	$—	$103.8
Marketable securities	2.5	—	—	—	2.5
Restricted cash	15.6	—	—	—	15.6
Accounts receivable — net	0.4	117.2	309.6	—	427.2
Inventories — net	—	230.6	398.8	—	629.4
Deferred income taxes	50.8	—	51.3	—	102.1
Other current assets	0.5	57.5	35.3	—	93.3
Total current assets	74.8	434.8	864.3	—	1,373.9

Property, plant and equipment — net	9.5	179.4	254.4	—	443.3
Goodwill	—	325.9	219.4	—	545.3
Other intangible assets — net	—	72.1	98.3	—	170.4
Deferred income taxes	26.8	—	(7.7)	—	19.1
Other non-current assets	20.6	9.9	8.0	—	38.5
Investment in affiliates	671.9	23.0	199.0	(893.9)	—
Total assets	$803.6	$1,045.1	$1,635.7	$(893.9)	$2,590.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4.7	$379.9	$533.2	$—	$917.8
Short-term borrowings	—	—	10.4	—	10.4
Product warranties	—	37.7	29.8	—	67.5
Product liabilities	—	34.4	6.3	—	40.7
Total current liabilities	4.7	452.0	579.7	—	1,036.4

Non-Current Liabilities:
Long-term debt	202.6	—	60.8	—	263.4
Pension obligations	12.3	0.6	13.0	—	25.9
Postretirement health and other benefit obligations	59.5	—	1.1	—	60.6
Intercompany	(591.9)	(185.5)	798.7	(21.3)	—
Long-term deferred income	—	18.6	49.2	—	67.8
Other non-current liabilities	58.0	15.6	4.3	—	77.9
Total non-current liabilities	(259.5)	(150.7)	927.1	(21.3)	495.6

Stockholders’ equity	1,058.4	743.8	128.9	(872.6)	1,058.5

Total liabilities and stockholders’ equity	$803.6	$1,045.1	$1,635.7	$(893.9)	$2,590.5

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2006
(In millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$20.4	$22.9	$130.4	$—	$173.7
Marketable securities	2.4	—	—	—	2.4
Restricted cash	15.1	—	—	—	15.1
Accounts receivable-net	0.3	92.3	192.6	—	285.2
Inventories-net	—	203.7	288.7	—	492.4
Deferred income taxes	61.3	—	36.4	—	97.7
Other current assets	0.6	44.8	30.8	—	76.2
Total current assets	100.1	363.7	678.9	—	1,142.7

Property, plant and equipment - net	9.2	162.1	227.6	—	398.9
Goodwill	—	311.9	150.2	—	462.1
Other intangible assets - net	—	67.0	93.0	—	160.0
Deferred income taxes	15.2	—	(0.9)	—	14.3
Other non-current assets	23.4	11.7	6.4	—	41.5
Investments in affiliates	671.0	18.8	203.1	(892.9)	—
Total assets	$818.9	$935.2	$1,358.3	$(892.9)	$2,219.5

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$65.4	$335.1	$439.1	$—	$839.6
Short-term borrowings	—	—	4.1	—	4.1
Product warranties	—	33.1	26.5	—	59.6
Product liabilities	—	30.1	2.0	—	32.1
Total current liabilities	65.4	398.3	471.7	—	935.4

Non-Current Liabilities:
Long-term debt	259.3	—	5.0	—	264.3
Pension obligations	29.3	10.9	24.3	—	64.5
Postretirement health and other benefit obligations	59.9	—	—	—	59.9
Long-term deferred revenue	—	9.7	61.9	—	71.6
Intercompany	(394.4)	(57.9)	721.4	(269.1)	—
Other non-current liabilities	24.8	15.3	9.2	—	49.3
Total non-current liabilities	(21.1)	(22.0)	821.8	(269.1)	509.6
Stockholders’ equity	774.6	558.9	64.8	(623.8)	774.5
Total liabilities and stockholders’ equity	$818.9	$935.2	$1,358.3	$(892.9)	$2,219.5

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007
(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operations	$234.6	$153.0	$(129.4)	$(228.7)	$29.5

Cash Flows from Investing:
Business acquisitions, net of cash acquired	—	(15.9)	(64.2)	—	(80.1)
Capital expenditures	(1.7)	(28.8)	(26.4)	—	(56.9)
Restricted cash	(0.5)	—	—	—	(0.5)
Proceeds from sale of property, plant and equipment	—	—	7.8	—	7.8
Proceeds from sales of parts product line	—	4.9	—	—	4.9
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(205.9)	(103.3)	80.5	228.7	—
Net cash provided by (used for) investing activities of continuing operations	(208.2)	(143.1)	(2.3)	228.7	(124.9)

Cash Flows from Financing:
Proceeds from revolving credit facility	53.3	—	50.0	—	103.3
Proceeds from long-term debt	—	—	11.5	—	11.5
Payments on long-term debt	(113.8)	—	—	—	(113.8)
Proceeds (payments) from notes financing	5.6	(0.6)	(1.6)	—	3.4
Dividends paid	(6.9)	—	—	—	(6.9)
Exercises of stock options	20.0	—	—	—	20.0
Net cash provided by (used for) financing activities	(41.8)	(0.6)	59.9	—	17.5

Effect of exchange rate changes on cash	—	(2.5)	10.5	—	8.0

Net increase (decrease) in cash and cash equivalents	(15.4)	6.8	(61.3)	—	(69.9)

Balance at beginning of period	20.4	22.9	130.4	—	173.7
Balance at end of period	$5.0	$29.7	$69.1	$—	$103.8

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006
(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operations	$146.7	$45.9	$77.5	$(141.2)	$128.9

Cash Flows from Investing:
Business acquisition, net of cash acquired	—	(48.4)	—	—	(48.4)
Capital expenditures	(1.2)	(15.9)	(21.4)	—	(38.5)
Proceeds from sale of property, plant and equipment	—	0.1	4.9	—	5.0
Intercompany investments	(43.1)	29.0	(127.1)	141.2	—
Net cash provided by (used for) investing activities of continuing operations	(44.3)	(35.2)	(143.6)	141.2	(81.9)

Cash Flows from Financing:
Proceeds from revolving credit facility	(4.3)	—	67.6	—	63.3
Payments on long-term debt	(223.5)	—	(25.2)	—	(248.7)
Proceeds from long-term debt		—	18.4	—	18.4
Proceeds (payments) from notes financing	—	(0.2)	(4.1)	—	(4.3)
Dividends paid	(6.5)	—	—	—	(6.5)
Exercises of stock options	8.4	—	—	—	8.4
Net cash provided by (used for) financing activities	(225.9)	(0.2)	56.7	—	(169.4)

Effect of exchange rate changes on cash	—	—	4.0	—	4.0

Net increase (decrease) in cash and cash equivalents	(123.5)	10.5	(5.4)	—	(118.4)

Balance at beginning of period	146.4	9.7	73.4	—	229.5
Balance at end of period	$22.9	$20.2	$68.0	$—	$111.1

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
Crane	$812.3	$583.3	$2,300.2	$1,630.7
Foodservice	112.9	114.5	337.9	321.4
Marine	81.0	81.2	248.8	206.0
Total net sales	$1,006.2	$779.0	$2,886.9	$2,158.1
Earnings (loss) from operations:
Crane	$111.5	$75.3	$326.3	$200.7
Foodservice	17.7	18.4	50.6	46.8
Marine	6.4	2.4	20.4	8.0
Corporate expense	(11.2)	(12.0)	(33.8)	(31.4)
Gain on sale of parts line	—	—	3.3	—
Pension settlements	—	—	(5.2)	—
Earnings from operations	$124.4	$84.1	$361.6	$224.1

Crane segment operating earnings for the three and nine months ended September 30, 2007 includes amortization expense of $0.9 million and $2.5 million, respectively.  Crane segment operating earnings for the three and nine months ended September 30, 2006 includes amortization expense of $0.8 million and $2.2 million, respectively. Foodservice segment operating earnings for the three and nine months ended September 30, 2007 includes amortization expense of $0.1 million and $0.4 million, respectively.  The Foodservice segment operating earnings for both the three and nine months ended September 30, 2006 include amortization of $0.2 million.

As of September 30, 2007 and December 31, 2006, the total assets by segment were as follows:

	September 30, 2007	December 31, 2006
Crane	$1,891.2	$1,572.4
Foodservice	352.6	340.1
Marine	119.8	120.9
Corporate	226.9	186.1
Total	$2,590.5	$2,219.5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
Cranes and Related Products	$812.3	$583.3	$2,300.2	$1,630.7
Foodservice Equipment	112.9	114.5	337.9	321.4
Marine	81.0	81.2	248.8	206.0
Total net sales	$1,006.2	$779.0	$2,886.9	$2,158.1

Consolidated net sales for the three months ended September 30, 2007 increased 29.2% to $1.0 billion, from $779.0 million for the same period in 2006. For the nine months ended September 30, 2007 sales increased 33.8% to $2.9 billion versus sales of $2.2 billion for the nine months ended September 30, 2006.  The increase in sales was primarily driven by our Crane segment.

Net sales from the Crane segment for the three months ended September 30, 2007 increased 39.3% to $812.3 million versus $583.3 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 sales increased 41.1% to $2.3 billion versus $1.6 billion for the nine months ended September 30, 2006.  Net sales for both the three and nine months ended September 30, 2007 increased over the same period in the prior year in all major geographic regions.  The Crane segment continues to benefit from strong crane end-market demand.  From a product line standpoint, the sales increase was driven by an increased demand for crawler, tower and mobile hydraulic cranes worldwide, an increase in our aftermarket sales and service business, and an increase in boom truck sales in North America.   For the three and nine months ended September 30, 2007 versus the same periods in 2006, the stronger Euro currency compared to the U.S. Dollar had an approximate $24.8 million and $78.1 million, respectively, favorable impact on sales. As of September 30, 2007, total Crane segment backlog was $2.7 billion, a 28.2% increase over the June 30, 2007 backlog of $2.1 billion and a 72.9% increase over the December 31, 2006 backlog of $1.5 billion.

Net sales from the Foodservice segment decreased 1.4% to $112.9 million for the three months ended September 30, 2007 versus $114.5 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, Foodservice sales of $337.9 million increased 5.1% over the same period in 2006.  The reduction in net sales of the Foodservice segment during the quarter was due to lower sales in the segment’s Ice division, which is attributable to a slowing ice market. The reduction in net sales by the Ice division was partially offset by increased sales in the Beverage and Refrigeration divisions. The sales increase during the nine months ended September 30, 2007 was driven by higher sales in our Ice, Refrigeration and Beverage divisions as well as the acquisition of McCann’s.   The acquisition of McCann’s was completed on May 26, 2006, and increased sales by approximately $9.2 million for the nine months ended September 30, 2007 over the same period in 2006.

Net sales from our Marine segment were virtually the same for the quarters ended September 30, 2007 and 2006.  For the nine months ended September 30, 2007, net sales in the Marine segment increased 20.8% to $248.8 million compared to $206.0 million during the nine months ended September 30, 2006. The sales increase during the nine months ended September 30, 2007 was a result of construction progress on the Improved Navy Lighterage System (INLS) for the U.S. Navy, higher commercial contract revenue, and favorable late winter repair demand.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings from operations:
Cranes and Related Products	$111.5	$75.3	$326.3	$200.7
Foodservice Equipment	17.7	18.4	50.6	46.8
Marine	6.4	2.4	20.4	8.0
General corporate expense	(11.2)	(12.0)	(33.8)	(31.4)
Gain on sale of parts line	—	—	3.3	—
Pension settlements	—	—	(5.2)	—
Total	$124.4	$84.1	$361.6	$224.1

Consolidated gross profit for the three months ended September 30, 2007 was $224.8 million, an increase of $55.5 million over the $169.3 million of consolidated gross profit for the same period in 2006.  Consolidated gross profit for the nine months ended September 30, 2007 was $660.2 million, an increase of $183.7 million over the $476.5 million of consolidated gross profit for the same period in 2006.  These increases were driven by significantly higher gross profit in the Crane segment due to increased volume and favorable pricing levels partially offset by material cost increases. Third quarter 2007 gross profit of the Foodservice segment was up approximately $0.2 million versus the third quarter of 2006, and for the first nine months of 2007 the gross profit was up approximately $7.1 million versus the first nine months of 2006. The gross profit increase in the Foodservice segment was a result of sales price increases and effective management of cost increases for materials but was partially offset by decreased volume in the Ice division.   For the three and nine months ended September 30, 2007, the Marine segment gross profit increased 40.8% and 46.7%, respectively, as a result of outstanding performance on new commercial construction projects.

Engineering, selling and administrative (ES&A) expenses for the third quarter of 2007 increased approximately $15.2 million to $99.4 million versus $84.2 million for the third quarter of 2006.  For the nine months ended September 30, 2007, ES&A was $293.8 million which was a $43.8 million increase over the ES&A for the nine months ended September 30, 2006.  This increase was primarily driven by the Crane segment and corporate expenses. Crane segment increases were due to higher employee related costs, costs incurred on the ERP implementation project, higher marketing costs and the impact of currency exchange rates to the U.S. dollar. Corporate expenses increased primarily due to employee related costs and costs related to outside professional services.

For the three months ended September 30, 2007, the Crane segment reported operating earnings of $111.5 million compared to $75.3 million for the three months ended September 30, 2006.   For the nine months ended September 30, 2007, the Crane segment reported operating earnings of $326.3 million compared to $200.7 million for the nine months ended September 30, 2006.  Operating earnings of the Crane segment were favorably affected by increased volume across all regions and products, and effective leveraging of engineering, selling and administrative expenses on higher sales volume. Operating margin for the three months ended September 30, 2007 was 13.8% versus 13.0% for the three months ended September 30, 2006.  Volume, leveraging of fixed costs, and favorable pricing levels in all our regions contributed to the margin improvement.

For the three months ended September 30, 2007, the Foodservice segment reported operating earnings of $17.7 million compared to $18.4 million for the three months ended September 30, 2006.   For the nine months ended September 30, 2007, the Foodservice segment reported operating earnings of $50.6 million compared to $46.8 million for the nine months ended September 30, 2006.  The decrease in operating earnings for the quarter was the result of decreased sales volume in the Ice division, which was partially offset by product price increases. The increase in operating earnings for the nine months ended September 30, 2007 versus the same period last year was the result of increased sales volume in all the divisions, price increases, effective management of material cost increases, and the full impact of the McCann’s acquisition which was completed during the second quarter of 2006.

For the three months ended September 30, 2007, the Marine segment reported operating earnings of $6.4 million compared to $2.4 million for the three months ended September 30, 2006.   For the nine months ended September 30, 2007, the Marine segment reported operating earnings of $20.4 million compared to $8.0 million for the nine months ended September 30, 2006.  The three months ended September 30, 2007 benefited from continued strong performance on new construction commercial projects. The increase in the nine months ended September 30, 2007 was the result of strong performance on new construction commercial projects as well as a strong winter repair season for 2007.

For the three months ended September 30, 2007, corporate expenses were $11.2 million compared to $12.0 million for the three months ended September 30, 2006.   For the nine months ended September 30, 2007, corporate expenses were $33.8 million compared to $31.4 million for the nine months ended September 30, 2006.  The decrease in corporate expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is attributable to an increase in corporate expenses during the third quarter of 2006 for professional services related to acquisition efforts. The increase in corporate expenses in the nine months ended September 30, 2007 was the result of higher employee-related costs and other professional services expenses.

On April 3, 2007, we sold all of our aftermarket replacement parts and rights to manufacture, sell and service aftermarket replacement parts for all the models of the Grove Manlift aerial work platform product line around the world to MinnPar LLC (MinnPar). We received $4.9 million in proceeds and recognized a gain of $3.3 million, which is recorded in gain on sale of parts line in the Consolidated Statement of Operations for the nine months ended September 30, 2007.

During the second quarter of 2007, we made a $15.1 million pension contribution to our U.K. defined benefit pension plan.  The $15.1 million contribution funded the defined benefit plan and paid an incentive to certain pensioners to transfer from the defined benefit plan to a defined contribution plan.  As a result of this payment, the company recorded a charge during the second quarter of 2007 of approximately $3.8 million to reflect the incentive given to the pensioners and expenses incurred. This charge is recorded in pension settlement in the Consolidated Statement of Operations for the nine months ended September 30, 2007. Subsequent to the funding of the defined benefit pension plan, approximately $39.2 million of assets and related liabilities were transferred from the defined benefit pension plan to a defined contribution pension plan.

During the second quarter of 2007, we recorded a charge of $1.4 million related to a withdraw liability from a multiemployer pension plan at our former River Falls, Wisconsin facility. During the third quarter of 2005, we closed our Kolpak operation located in River Falls, Wisconsin and consolidated it with our operation in Tennessee. The $1.4 million represents the estimated payment we will make to the multiemployer pension plan for our former union employees at the closed facility. This charge is recorded in pension settlements in the Consolidated Statement of Operations for the nine months ended September 30, 2007.

Analysis of Non-Operating Income Statement Items

Interest expense for the third quarter of 2007 was $8.5 million versus $10.2 million for the third quarter ended September 30, 2006. For the nine months ended September 30, 2007, interest expense was $27.4 million versus $36.0 million for the nine months ended September 30, 2006. The decrease in interest expense is a result of the redemption of the senior subordinated notes due 2011 and 2012 during May 2006 and August 2007, respectively. These interest expense reductions were partially offset by an increase in the average borrowings outstanding under our revolving credit facility.

During August 2007, we redeemed our 10 ½% senior subordinated notes due 2012. Pursuant to the terms of the indenture, we paid the note holders 105.25 percent of the principal amount plus accrued and unpaid interest up to the redemption date. As a result of this redemption, we incurred a charge of $12.5 million ($8.1 million net of income taxes) related to the call premium, the write-off of unamortized debt issuance costs and other expenses. The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

During May 2006, we redeemed our 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, we paid the note holders 105.188 percent of the principal amount plus accrued and unpaid interest up to the redemption date.  As a result of this redemption, we incurred a charge of $14.4 million ($9.4 million net of income taxes) related to the call premium, the write-off of unamortized debt issuance costs and other expenses.  The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

The effective tax rates for the three and nine months ended September 30, 2007 were 26.3% and 27.2%, respectively. The effective tax rates for the three and nine months ended September 30, 2006 were 32.4% and 31.0%, respectively. The tax rate for the nine months ended September 30, 2007 was favorably impacted by a foreign tax credit carryforward which was recognized during the second quarter and by an IRS audit settlement during the third quarter. In addition, all periods were favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

The loss from discontinued operations, net of income taxes, of $0.3 million for the nine months ended September 30, 2006 reflects the operating results of our discontinued Toledo Ship Repair operation.  The closure of Toledo was completed during the first quarter of 2006 and no further results were incurred or are expected from this operation.

Acquisitions

On July 19, 2007, we acquired Shirke Construction Equipments Pvt. Ltd (Shirke).  Headquartered in Pune, India, Shirke is a market leader in the Indian tower crane industry and has been Potain’s Indian manufacturing partner and distributor since 1982. The aggregate consideration paid for Shirke resulted in approximately $63.5 million of intangible assets being recognized by our Crane segment.  As of September 30, 2007, all excess purchase price over net assets acquired was assigned to goodwill.  We are in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the fourth quarter of 2007.

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

Financial Condition

First Nine Months of 2007

Cash and cash equivalents balance as of September 30, 2007 were $103.8 million, which was a reduction of $69.9 million from the December 31, 2006 balance of $173.7 million.  Cash flow from operations for the first nine months of 2007 was $29.5 million compared to $128.9 million for the first nine months of 2006.  During the first nine months of 2007 inventories and accounts receivable increased by $148.0 million and $123.1 million, respectively.  This is primarily due to increased production and sales in the Crane segment.  In addition, during the first nine months of 2007 we made pension payments totaling $42.3 million to our US and UK pension plans and tax payments of approximately $103.8 million.

On January 3, 2007, we acquired the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin.  The cash flow impact of this acquisition is included in business acquisition, net of cash acquired, within the cash flow from investing section of the Consolidated Statement of Cash Flows.

On July 19, 2007, we acquired Shirke Construction Equipments Pvt. Ltd (Shirke).  Headquartered in Pune, India, Shirke is a market leader in the Indian tower crane industry and has been Potain’s Indian manufacturing partner and distributor since 1982. The cash flow impact of this acquisition is included in business acquisitions, net of cash acquired, within the cash flow from investing section of the Consolidated Statement of Cash Flows.

On April 3, 2007, we sold all of our aftermarket replacement parts and rights to manufacture, sell and service aftermarket replacement parts for all the models of the Grove Manlift aerial work platform product line around the world to MinnPar, LLC. We received $4.9 million in proceeds from this transaction. The cash flow impact of this sale is included in proceeds from sale of parts line within the investing section of the Consolidated Statement of Cash Flows.

Capital expenditures during the first nine months of 2007 were $56.9 million versus $38.5 million during the first nine months of 2006.  In the third quarter of 2007 we reached an agreement with Valcovna profilov a.s. for the development of a crane manufacturing facility in Saris, Slovakia. Capital expenditures in 2007 are also related to other facility expansions, machinery and tooling for our three segments.  In addition, during the first quarter of 2007 we entered into agreements with a major software and systems supplier and a related consulting firm to purchase software and consulting services to implement an ERP system in our Crane segment. To date, capital expenditures on the ERP system have not been significant.

On August 1, 2007, we redeemed our 10 ½% senior subordinated notes due 2012. Pursuant to the terms of the indenture, we paid the note holders 105.25 percent of the principal amount plus accrued and unpaid interest up to the redemption date. The total cash payment for the redemption was $129.6 million As a result of this redemption, we incurred a charge of $12.5 million ($8.1 million net of income taxes) related to the call premium, write-off of unamortized debt issuance costs and other expenses. The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

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

Liquidity and Capital Resources

Our outstanding debt at September 30, 2007 consisted of $103.3 million of borrowings under our secured revolving credit facility (Revolving Credit Facility), $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), and $20.5 million of other debt and capital leases.

On August 1, 2007, we redeemed our 10 ½% senior subordinated notes due 2012. Pursuant to the terms of the indenture, we paid the note holders 105.25 percent of the principal amount plus accrued and unpaid interest up to the redemption date. The total cash payment for the redemption was $129.6 million As a result of this redemption, we incurred a charge of $12.5 million ($8.1 million net of income taxes) related to the call premium, the write-off of unamortized debt issuance costs and other expenses. The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

Our Revolving Credit Facility, has $300 million of initial borrowing capacity and provides us with the ability to increase the capacity by an additional $250 million during the life of the facility under the same terms. Borrowings under the Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio as defined by the credit agreement. The annual commitment fee in effect at September 30, 2007 on the unused portion of the secured revolving credit facility was 0.15%. As of September 30, 2007, we had $103.3 million outstanding under the Revolving Credit Facility with a weighted-average interest rate of 5.9%. The outstanding borrowings relate to the redemption of the senior subordinated notes due 2012 and the acquisition of Shirke. In addition to the outstanding borrowings, the availability under the Revolving Credit Facility is also reduced for outstanding letters of credit of $2.0 million as of September 30, 2007.

The Senior Notes due 2013 are unsecured senior obligations ranking equal with our indebtedness under our Revolving Credit Facility, except that the Revolving Credit Facility is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries. Interest on the Senior Notes due 2013 is payable semiannually in May and November each year.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.

Our Revolving Credit Facility and Senior Notes due 2013 contain customary affirmative and negative covenants. In general, the covenants contained in the Revolving Credit Facility are more restrictive than those of the Senior Notes due 2013. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The Revolving Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Revolving Credit Facility. We were in compliance with all covenants as of September 30, 2007, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

We have entered into an accounts receivable securitization program whereby we sell certain of our domestic trade accounts receivable to a wholly owned, bankruptcy-remote, special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. We have retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against us for uncollectible receivables; however, our retained interest in the receivable pool is subordinate to the Purchaser’s interest and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and our collection history, the fair value of our retained interest approximates book value. The total capacity of this facility is $105 million as of September 30, 2007. The accounts receivable balances sold from the special purpose subsidiary was $95.0 million at September 30, 2007. The retained interest recorded at September 30, 2007 is $70.2 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for the company on January 1, 2008.  The company does not anticipate the adoption of SFAS No. 157 will have a significant impact on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Statement 159 will be effective for us beginning January 1, 2008. We are currently evaluating the impact SFAS No. 159 could have on our consolidated financial statements.

Critical Accounting Policies

During the first quarter of 2007 the company adopted FASB Interpretation (FIN) No. 48. See Note 9, “Income Taxes,” for further information regarding the adoption of FIN No. 48.

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

Date: November 1, 2007	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2007

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