Form 10-K
period 2007-12-31
MANITOWOC CO INC
filed 2008-02-29
CIK 61986

UNITED STATES
SECURITIES AND EXCHANG COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number
1-11978

The Manitowoc Company, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0448110
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification Number)

2400 South 44th Street,
Manitowoc, Wisconsin	54221-0066
(Address of principal executive offices)	(Zip Code)

(920) 684-4410

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock Purchase Rights	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Aggregate Market Value on June 29, 2007, of the registrant’s Common Stock held by non-affiliates of the registrant was $5,041,962,259 based on the closing per share price of $40.19 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2008, the most recent practicable date, was 129,864,334.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the annual Meeting of Shareholders, dated March 26, 2008 (the “2008 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

PART I

Item 1.    Business

GENERAL

Founded in 1902, we are a diversified industrial manufacturer in three principal markets: Cranes and Related Products (Crane); Foodservice Equipment (Foodservice) and Marine.  We have over a 100-year tradition of providing high-quality, customer-focused products and support services to our markets worldwide.  For the year ended December 31, 2007 we had net sales of approximately $4.0 billion.

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

Our Marine segment provides new construction (commercial/government), ship repair and maintenance services for freshwater and saltwater vessels from two shipyards and one top-side repair yard on the U.S. Great Lakes.  Our Marine segment serves the Great Lakes maritime market consisting of U.S. and Canadian fleets, inland waterway operators, and ocean going vessels that transit the Great Lakes and St. Lawrence Seaways.

Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54220.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about the Crane, Foodservice and Marine segments for the years ended December 31, 2007, 2006 and 2005.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense, and income tax expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segment’s operating earnings for each year below.  Amounts are shown in millions of dollars.

	2007	2006	2005

Net sales from continuing operations:
Crane	$3,245.7	$2,235.4	$1,628.7
Foodservice	438.3	415.4	399.6
Marine	321.0	282.5	225.8
Total	$4,005.0	$2,933.3	$2,254.1

Operating earnings (loss) from continuing operations:
Crane	$470.5	$280.6	$115.5
Foodservice	61.3	56.2	54.9
Marine	26.1	11.3	(9.2)
Corporate	(48.2)	(42.4)	(24.8)
Amortization expense	(5.8)	(3.3)	(3.1)
Gain on sale of parts line	3.3	—	—
Pension settlements	(5.3)	—	—
Operating earnings from continuing operations	$501.9	$302.4	$133.3

Capital expenditures:
Crane	$103.7	$51.3	$32.9
Foodservice	3.7	10.9	16.9
Marine	6.8	3.1	4.1
Corporate	5.4	2.3	1.0
Total	$119.6	$67.6	$54.9

Total assets:
Crane	$1,958.1	$1,572.4	$1,224.7
Foodservice	341.5	340.1	313.2
Marine	123.1	120.9	123.3
Corporate	446.0	186.1	300.6
Total	$2,868.7	$2,219.5	$1,961.8

PRODUCTS AND SERVICES

We sell our products categorized in the following business segments:

Business Segment	Percentage of 2007 Net Sales	Key Products	Key Brands

Cranes and Related Products	81%

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

			Manitowoc Potain Grove National Crane CARE

Foodservice Equipment	11%

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

			Manitowoc Ser Vend Multiplex Kolpak Harford-Duracool McCall McCann’s Koolaire Flomatic Kyees RDI

Marine	8%

New construction services for commercial, government, and military vessels of all varieties, including research vessels, ice breakers, ferries, patrol boats, self-unloading bulk carriers, double-hull tank barges, articulated tug/barges (AT/B units) and dredges; military vessels; inspection, maintenance and repair of freshwater and saltwater vessels.

Cranes and Related Products

Our Crane segment designs, manufactures and distributes a diversified line of crawler and truck mounted lattice-boom cranes, which we sell under the “Manitowoc” name.  Our Crane segment also designs and manufactures a diversified line of top slewing and self erecting tower cranes, which we sell under the “Potain” name.  We design and manufacture mobile telescopic cranes which we sell under the “Grove” name and design and manufacture a comprehensive line of hydraulically powered telescopic and articulated boom trucks, which we sell under the “National Crane” brand name. We also provide crane product parts and services, and crane rebuilding and remanufacturing services which are delivered under the “Crane CARE” brand name.  In some cases our products are manufactured for us or distributed for us under strategic alliances.  Our crane products are used in a wide variety of applications throughout the world, including energy and utilities, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.   Many of our customers purchase one or more crane(s) together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Our largest crane model combined with available options has a lifting capacity up to 1,433 U.S. tons.

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

Tower Cranes. Under the Potain brand name we design and manufacture tower cranes utilized primarily in the building and construction industry. Tower cranes offer the ability to lift and distribute material at the point of use more quickly and accurately than other types of lifting machinery without utilizing substantial square footage on the ground. Tower cranes include a stationary vertical tower and a horizontal jib with a counterweight, which is placed near the vertical tower. A cable runs through a trolley which is on the jib, enabling the load to move along the jib. The jib rotates 360 degrees, thus increasing the crane’s work area. Unless using a remote control device, operators occupy a cabin, located where the jib and tower meet, which provides superior visibility above the worksite. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self-erecting, and special cranes for dams, harbors and other large building projects. Top slewing cranes are the most traditional form of tower cranes.  Self-erecting cranes are bottom slewing cranes which have counterweight located at the bottom of the tower and are able to be erected, used and dismantled on job sites without assist cranes.

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

Self-erecting tower cranes are mounted on axles or transported on a trailer. The lower segment of the range (Igo cranes up to Igo36) unfolds in four sections, two for the tower and two for the jib. The smallest of our models unfolds in less than 8 minutes; larger models erect in a few hours. Self erecting cranes rotate from the bottom of their mast. We offer 25 models of self erecting cranes with maximum jib lengths of 50 meters and lifting capacities ranging between 10 and 120 meter-tons which are utilized primarily in low to medium rise construction and residential applications.

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

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. We produce, under the Grove brand name, 14 models of all-terrain cranes capable of tip heights of up to 427 feet and maximum load capacities of up to 550 tons.

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

High Reach Telescopic Hydraulic Cranes.  We launched a new crane concept in 2007 for heavy lifts that require a high reach, but with minimal ground space and greatly reduced erection time.  The GTK 1100 is a high reach telescopic hydraulic crane that can lift a 77 ton load up to 394 feet, only requires about six hours to erect and is based on a combination of mobile crane and tower crane technology.

Boom Trucks.  We offer our hydraulic and articulated boom truck products under the National Crane product line. A boom truck is a hydraulically powered telescopic crane or articulated crane mounted on a truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site, while articulated boom trucks are utilized primarily to load and unload truck beds at a job site.  We currently offer, under the National Crane brand name 15 models of telescoping cranes and 8 models of articulating cranes.  The largest capacity cranes of these types are capable of reaching maximum heights of 176 feet and have lifting capacity up to 40 U.S. tons.

Backlog. The year-end backlog of crane products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for the Crane segment at December 31, 2007 was $2,877.2 million, as compared with $1,534.3 million at December 31, 2006.

Foodservice Equipment

Our Foodservice segment designs, manufactures and markets ice-cube and flaker machines and storage bins; walk-in refrigerators and freezers; reach-in refrigerators and freezers; refrigerated undercounter and food preparation tables; ice/beverage dispensers; post-mix beverage dispensing valves; cast aluminum cold plates; carbonator tanks; long-draw beer dispensing systems; compressor racks and modular refrigeration systems; and backroom beverage equipment distribution services. Products are sold under the brand names

Manitowoc, SerVend, Multiplex, Kolpak, Harford-Duracool, McCall, McCann’s, Koolaire, Flomatic, Kyees, RDI, and other brand names.

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

We manufacture 26 models of ice machines under the Manitowoc brand name, serving the foodservice, convenience store, healthcare, restaurant and lodging markets. Our ice machines make ice in cube and flake form, and range in daily production capacities from 45 to over 2000 pounds.  The ice-cube machines are either self-contained units, which make and store ice, or modular units, which make, but do not store ice. We offer the world’s only commercial ice making machines with patented cleaning and sanitizing technology. This feature eliminates the downtime and labor costs associated with periodic cleaning of the water distribution system. All units feature patented technology with environmentally friendly hydrofluorocarbon refrigerants and foam insulation. We also manufacture the patented QuietQube ice-cube machines, which feature CVD, or cool vapor defrost, technology, operate heat-free, are 75% quieter than non-CVD units and produce more ice in a smaller footprint. These QuietQube machines are ideally suited for use in new restaurants, which often feature more open designs, and for use with the self-service beverage systems increasingly found in quick service restaurants and convenience stores. Our ice machines are sold throughout North America, Europe and Asia.

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

Reach-in Refrigerators and Freezers.  Reach-in refrigerators and freezers are typically constructed from stainless steel and have a thick layer of insulation in the walls, doors and floor. The cabinets have one to three doors, made of either glass or steel, and come in a variety of sizes with storage capabilities up to 72 cubic feet. Although reach-ins resemble household refrigerators, commercial versions utilize few plastic parts, incorporate larger compressor units and do not usually combine refrigerator and freezer compartments in the same unit. These design features stem from the heavy duty usage needs of most reach-ins by customers. For example, in contrast to the typical household refrigerator, commercial reach-ins may be opened and closed hundreds of times per day, placing mechanical strain on the structure and greatly increasing the cooling load on the refrigeration system.  We market these products under our McCall, Kolpak, and Koolaire brand names.  We offer over 100 self-contained upright and under-counter refrigeration equipment units, including a full line of reach-ins and refrigerated food preparation equipment for restaurants, institutions and commissaries. We also manufacture custom-built units for select national chain restaurants.

Beverage Dispensers and Other Products.  We produce beverage dispensers, ice/beverage dispensers, post-mix dispensing valves and cast aluminum cold plates and related equipment for use by quick service restaurants, convenience stores, bottling operations, movie theaters, and the soft-drink industry.  Ice/beverage dispensers include traditional combination ice/beverage dispensers, drop-in dispensers and electric countertop units. Dispensing systems are manufactured for the dispensing of soda, juice, water, beer and other specialty drinks. Soda systems include remote systems that produce cold carbonated water and chill incoming water and syrup prior to delivery to dispensing towers. Beer systems offer technically advanced remote beer delivery systems which are superior by design, allow increased yields, provide better under-bar space utilization and allow multiple stations to operate from one central unit.

We are also a systems integrator with nationwide distribution of beverage dispensing and backroom equipment and support system components. MBS serves the needs of major beverage and bottler customers, restaurants, convenience stores and other outlets and provides our customers with one point of contact for their beverage dispenser and backroom equipment needs. It operates throughout the United States, with distribution facilities in California and Virginia.

Our subsidiary McCann’s Engineering & Mfg. Co. (McCann’s) is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores.  McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks.  McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components.

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2007 and 2006 was not significant because orders are generally filled within 24 to 48 hours.

Marine

We operate two shipyards located in Marinette, Wisconsin and Sturgeon Bay, Wisconsin; and one top-side repair yard located in Cleveland, Ohio.

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

Backlog. The year-end backlog for our Marine segment includes new project work to be completed over a series of years and repair and maintenance work presently scheduled which will be completed in the next year.  At December 31, 2007, the backlog for our Marine segment approximated $333.1 million, compared to $421.6 million one year ago. The backlog is primarily made up of new vessel construction projects and does not include options for additional vessels, yet to be awarded.

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

Competition

We sell all of our products in highly competitive industries. We compete in each of our industries based on product design, quality of products and aftermarket support services, product performance, maintenance costs, and price. Some of our competitors may have greater financial, marketing, manufacturing or distribution resources than we do. We believe that we benefit from the following competitive advantages: a strong brand name, a reputation for quality products and aftermarket support services, an established network of global distributors and customer relationships, broad product line offerings in the markets we serve, and a commitment to engineering design and product innovation. However, we cannot be certain that our products and services will continue to compete successfully or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers. The following table sets forth our primary competitors in each of our business segments:

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-boom Crawler Cranes	Hitachi Sumitomo; Kobelco; Liebherr; Sumitomo/Link-Belt; Terex; XCMG; Fushun; Zoomlion; and Sany

	Tower Cranes	Comensa; Terex Comedil/Peiner; Liebherr; FM Gru; Jaso; Raimondi; Viccario; Saez; Benezzato; Cattaneo; Sichuan Construction Machinery; Shenyang; Zoomlion; Jianglu; and Yongmao

	Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex; Changjiang; Tadano; XCMG; Kato; and Zoomlion

	Boom Trucks	Terex; Manitex; Altec; Elliott; Tadano; Fassi; Palfinger; Furukawa; and Hiab

Foodservice Equipment	Ice Machines	Hoshizaki; Scotsman; Follet; Ice-O-Matic; Brema; Aucma; and Voght

	Ice/Beverage Dispensers	Automatic Bar Controls; Celli; Cornelius; Enodis; Hoshizaki/Lancer Corporation; and Vin Service

	Walk-in Refrigerators/Freezers	American Panel; ICS; Nor-Lake; Master-Bilt; Thermo-Kool; W.A. Brown; Bally; and Arctic

	Reach-in Refrigerators/Freezers	Beverage Air; Delfield; Traulsen; True Foodservice; TurboAir; and Masterbilt

Marine	Ship Repair and Construction	Atlantic Marine; Bender Shipbuilding & Repair; Bollinger-Lockport & Larose; Fraser Shipyards; VT Halter Marine; and Port Weller Drydocks

Engineering, Research and Development

Our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at all of our significant manufacturing facilities. We have a staff of engineers and technicians on three continents who are responsible for improving existing products and developing new products. We incurred research and development expenditures of $36.1 million in 2007, $31.2 million in 2006 and $26.0 million in 2005.

Our team of engineers focuses on developing innovative, high performance, low maintenance products that are intended to create significant brand loyalty among customers. Design engineers work closely with our manufacturing and marketing staff, enabling us to identify changing end-user requirements, implement new technologies and effectively introduce product innovations. Close, carefully managed relationships with dealers, distributors and end users help us identify their needs, not only for products, but for the service and support that is critical to their profitable operations. As part of our ongoing commitment to provide superior products, we intend to continue our efforts to design products that meet evolving customer demands and reduce the period from product conception to product introduction.

Employee Relations

We employ approximately 10,460 persons and have labor agreements with 12 union locals in North America.  In addition, a large majority of our European employees belong to European trade unions.   There were no work stoppages during 2007, 2006 or 2005.

In 2007, a new 3-year labor contract was signed at our Marinette Marine facility.  This contract will expire on March 7, 2010.  At our Manitowoc Crane facility, a contract extension was signed in 2007 by the machinist union at the Manitowoc Crane facility.  The contract extension expires on October 31, 2011.

Available Information

We make available, free of charge at our internet site (www.manitowoc.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website. Although some documents available on our website are filed with the SEC, the information generally found on our website is not part of this or any other report we file with or furnish to the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

Geographic Areas

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2007	2006	2005	2007	2006
United States	$1,948.4	$1,535.1	$1,177.7	$676.9	$594.5
Other North America	114.1	80.5	38.7	—	—
Europe	1,215.0	817.0	679.4	483.5	424.3
Asia	299.5	170.4	118.2	118.7	43.7
Middle East	183.0	167.8	112.9	1.7	1.3
Central and South America	61.9	54.0	34.8	0.4	—
Africa	64.2	50.6	37.3	—	—
South Pacific and Caribbean	16.0	5.0	8.0	5.6	5.8
Australia	102.9	52.9	47.1	6.3	7.2
Total	$4,005.0	$2,933.3	$2,254.1	$1,293.1	$1,076.8

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

Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. We have made three significant acquisitions since November 2000. Future acquisitions will require integration of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, purchasing, finance and administrative organizations. Experience has taught us that the successful integration of acquired businesses requires substantial attention from our senior management and the management of the acquired companies, which tends to reduce the time that they have to manage the ongoing business. While we believe we have successfully integrated our acquisitions to date, we cannot be assured that we will be able to integrate any future acquisitions successfully, that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized. Our financial condition, results of operations and cash flows could be materially and adversely affected if we do not successfully integrate any future companies that we may acquire or if we do not manage our growth effectively.

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

For the years ended December 31, 2007, 2006, and 2005, approximately 51.3%, 47.8% and 46.8%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding international sales is part of our growth strategy.  We have several manufacturing facilities located in Europe and Asia and during 2007 constructed two new facilities in Europe and in 2005 constructed two new facilities in Asia. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and the transfer to the new facilities and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We employ approximately 10,460 people and have labor agreements with 12 union locals in North America. In addition, a large majority of our European employees belong to European trade unions. These collective bargaining or similar agreements expire at various times in each of the next several years. We believe that we have satisfactory relations with our unions and, therefore, anticipate reaching new agreements on satisfactory terms as the existing agreements expire. However, we may not be able to reach new agreements without a work stoppage or strike and any new agreements that are reached may not be reached on terms satisfactory to us. A prolonged work stoppage or strike at any one of our manufacturing facilities could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material, although we can give no assurances. We also cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities, or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs and/or penalties which could be material. Further, environmental laws and regulations are constantly evolving and it is impossible to predict accurately the effect they may have upon our financial condition, results of operations or cash flows.

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

As of December 31, 2007, our total consolidated debt was $230.6 million.  Although this level is significantly down from recent peaks, our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

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

The company is in the process of implementing global ERP systems in its Foodservice and Crane segments.

The company is in the process of implementing a new global ERP system in its Foodservice segment and a separate global ERP system in the Crane segment. These systems will replace many of the company’s existing operating and financial systems. Such implementations are a major undertaking both financially and from a management and personnel perspective. Should the systems not be implemented successfully and within budget or if the systems do not perform in a satisfactory manner, it could be disruptive and or adversely affect the operations and results of operations of the company, including the ability of the company to report accurate and timely financial results.

Our inability to recover from natural or man made disaster could adversely affect out business.

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural or man-made disasters, national emergencies, significant labor strikes, work stoppages, political unrest, war or terrorist activities that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components and raw materials and information technology and other services from numerous suppliers, and, even if our facilities are not directly affected by such events, we could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations.  We cannot assure you that we will have insurance to adequately compensate us for any of these events.

Item 2.  PROPERTIES OWNED

The following table outlines the principal facilities we own or lease as of December 31, 2007:

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased

Cranes and Related Products
Europe/Asia
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Moulins, France	Manufacturing/Office	355,000	Owned/Leased
Charlieu, France	Manufacturing/Office	323,000	Owned/Leased
Presov, Slovak Republic	Manufacturing/Office	295,300	Owned
Zhangjiagang, China	Manufacturing	800,000	Owned
Fanzeres, Portugal	Manufacturing	183,000	Leased
Baltar, Portugal	Manufacturing	68,900	Owned
Pune, India	Manufacturing	190,000	Leased
La Clayette, France	Manufacturing/Office	161,000	Owned/Leased
Niella Tanaro, Italy	Manufacturing	262,467	Owned
Ecully, France	Office	85,000	Owned
Alfena, Portugal	Office	84,000	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Osny, France	Office/Storage/Repair	43,000	Owned
Decines, France	Office/Storage	47,500	Leased
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Naia, Portugal	Manufacturing	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Sunderland, United Kingdom	Office/Storage	14,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office	8,000	Owned
Singapore	Office/Storage	49,000	Leased
Lisbon, Portugal	Office	6,500	Owned
Accra, Ghana	Office	4,265	Leased
Alger, Algeria	Office	278	Leased
Sydney, Australia	Office/Storage	43,000	Leased
Dubai	Office/Workshop	10,000	Leased

United States
Shady Grove, Pennsylvania	Manufacturing/Office	1,214,300	Owned
Manitowoc, Wisconsin	Manufacturing/Office	472,000	Owned
Quincy, Pennsylvania	Manufacturing	36,000	Owned
Bauxite, Arkansas	Manufacturing/Office	22,000	Owned
Port Washington, Wisconsin	Manufacturing	49,000	Owned

Foodservice Equipment
Europe/Asia
Hangzhou, China	Manufacturing/Office	260,000	Owned/Leased

United States and Mexico
Manitowoc, Wisconsin	Manufacturing/Office	376,000	Owned
Parsons, Tennessee (1)	Manufacturing	214,000	Owned
Sellersburg, Indiana	Manufacturing/Office	140,000	Owned
La Mirada, California	Manufacturing/Office	77,000	Leased
Aberdeen, Maryland	Manufacturing/Office	67,000	Owned
Los Angeles, California	Manufacturing/Office	90,000	Leased
Los Angeles, California	Manufacturing	29,000	Leased
Manitowoc, Wisconsin	Office	13,000	Leased
Tijuana, Mexico	Manufacturing	30,000	Leased

Marine
Marinette, Wisconsin	Shipyard	450,000	Owned
Sturgeon Bay, Wisconsin	Shipyard	220,000	Owned/Leased
Cleveland, Ohio	Marine Repair and Storage	8,000	Leased

Corporate
Manitowoc, Wisconsin	Office	34,000	Owned
Manitowoc, Wisconsin	Hanger Ground Lease	31,320	Leased

(1)          There are three separate locations within Parsons, Tennessee.

In addition, we lease sales office and warehouse space for our Crane segment in Breda, The Netherlands; Begles, France; Lille, France; Nantes, France; Toulouse, France; Nice, France; Orleans, France; Persans, France; Parabiago, Italy; Meath, Ireland; Munich, Germany; Budapest, Hungary; Warsaw, Poland; Melbourne, Australia; Beijing, China; Xi’an, China; Dubai, UAE; Makati City, Philippines; Seoul, Korea; Moscow, Russia; the Czech Republic; Manitowoc, Wisconsin; Shanghai, China; Monterrey, Mexico; Sao Paulo, Brazil;  and Reno, Nevada.  We lease office and warehouse space for our Foodservice segment in Salem, Virginia; Irwindale, California; and Ecully, France.  We also own sales offices and warehouse facilities for our Crane segment in Northhampton, England, Dole, France and Rouen, France.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2007.

Executive Officers of the Registrant

Each of the following officers of the company has been elected by the Board of Directors.  The information presented is as of February 29, 2008.

Name	Age	Position With The Registrant	Principal Position Held Since
Terry D. Growcock	62	Chairman of the Board of Directors	2002

Glen E. Tellock	47	President and Chief Executive Officer	2007

Carl J. Laurino	46	Senior Vice President and Chief Financial Officer	2004

Thomas G. Musial	56	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	48	Senior Vice President, General Counsel and Secretary	2004

Dean J. Nolden	39	Vice President of Finance and Assistant Treasurer	2005

Eric Etchart	51	Senior Vice President of the Company and President Crane Segment	2007

Michael J. Kachmer	49	Senior Vice President of the Company and President Foodservice Segment	2007

Robert P. Herre	55	Senior Vice President of the Company and President Marine Segment	2005

Terry D. Growcock has served as chairman of the board since October 2002.  Since 1998, Mr. Growcock had served as the company’s president and chief executive officer until May, 2007.  He has also been a director since 1998. Mr. Growcock joined the company in 1994 as executive vice president and general manager of Manitowoc Ice.  In March 1995, he was appointed president of Manitowoc Foodservice Group and served in that capacity until his promotion to president and chief executive officer in 1998.  Prior to joining the company, Mr. Growcock served in numerous management and executive positions with Siebe plc and United Technologies Corporation.  Currently, Mr. Growcock also serves as a director of Harris Corporation and Bemis Manufacturing Company, Vice Chairman of Wisconsin Manufactures and Commerce, and director of the National Association of Manufactures.

Glen E. Tellock was named the company’s president and chief executive officer in May 2007.  He had served as the senior vice president of The Manitowoc Company, Inc. and president and general manager of Manitowoc Crane segment since 2002.  Previously, he served as the Company’s senior vice president and chief financial officer (1999), vice president of finance and treasurer (1998), corporate controller (1992) and director of accounting (1991).  Prior to joining the company, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as audit manager for Ernst & Whinney.

Carl J. Laurino was named senior vice president and chief financial officer in May 2004.  He had served as Treasurer since May 2001.  Mr. Laurino joined the company in January 2000 as assistant treasurer and served in that capacity until his promotion to treasurer.  Previously, Mr. Laurino spent 15 years in the commercial banking industry with Firstar Bank (n/k/a US Bank), Norwest Bank (n/k/a Wells Fargo), and Associated Bank.  During that period, Mr. Laurino held numerous positions of increasing responsibility including commercial loan officer with Norwest Bank, Vice President — Business Banking with Associated Bank and Vice President and Commercial Banking Manager with Firstar.

Thomas G. Musial has been senior vice president of human resources and administration since 2000.  Previously, he was vice president of human resources and administration (1995), manager of human resources (1987), and personnel/industrial relations specialist (1976).

Maurice D. Jones has been general counsel and secretary since 1999 and was elected vice president in 2002 and a senior vice president in 2004.  Prior to joining the company, Mr. Jones was a shareholder in the law firm of Davis and Kuelthau, S.C., and served as legal counsel for Banta Corporation.

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

Eric Etchart was named senior vice president of The Manitowoc Company, Inc. and president and general manager of Manitowoc Crane segment in May 2007.  Mr. Etchart previously served as executive vice president of Manitowoc Crane segment for the Asia/Pacific region since 2002.  Prior to joining the company, Mr. Etchart served as managing director in the Asia/Pacific region for Potain S.A.; as managing director in Italy for Potain S.P.A.; and as vice president of international sales and marketing for PPM.

Michael J. Kachmer joined the company in February of 2007 as senior vice president of The Manitowoc Company, Inc. and president and general manager of the Manitowoc Foodservice segment.  Prior to joining the company, Mr. Kachmer held executive positions for Culligan International Company since 2000 and most recently served as the chief operating officer.  In addition, Mr. Kachmer has held executive and operational roles in a number of global manufacturing companies, including Ball Corporation and Firestone Tire & Rubber.

Robert P. Herre joined the company in February of 2005 as senior vice president of The Manitowoc Company, Inc. and president and general manager of Manitowoc Marine segment.  Prior to joining the company, Mr. Herre served as executive vice president and head of operations for Trinity Industries, Inc., joining that company in 2003. From 1991 to 2003 Mr. Herre held numerous positions within American Commercial Lines, LLC, including president and chief operating officer Jeffboat, vice president maintenance and vessel management American Commercial Barge Line, vice president and general manager American Commercial Terminals, vice president, employee relations Jeffboat and vice president, engineering.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol MTW. At December 31, 2007, the approximate number of record shareholders of common stock was 2,520. The amount and timing of the annual dividend is determined by the board of directors at regular times each year.  At its February 2005 meeting, the board of directors approved the return to a quarterly dividend payment beginning with the first quarter of 2005.  Quarterly dividends in the amount of $0.018 per share were paid in March, June, September and December of 2006 and 2005 and in March and June of 2007.

At its July 2007 meeting, the board of directors approved a pre-split quarterly dividend of $0.04 per share of common stock ($0.02 per share of common stock post-split) payable on September 10, 2007, to shareholders of record on August 31, 2007.  Quarterly dividends in the amount of $0.02 per share were paid in September and December of 2007.

On July 26, 2007, the board of directors authorized a two-for-one split of the company’s common stock. Record holders of Manitowoc’s common stock at the close of business on August 31, 2007 received on September 10, 2007 one additional share of common stock for every share of Manitowoc common stock they owned as of August 31, 2007.  Manitowoc shares outstanding at the close of business on August 31, 2007 totaled 62,787,642. The company’s common stock began trading at its post-split price at the beginning of trading on September 11, 2007.

The high and low sales prices of the common stock were as follows for 2007, 2006 and 2005 (amounts have been adjusted for the two-for-one stock split discussed above):

Year Ended	2007			2006			2005
December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$32.64	$25.67	$31.77	$23.85	$12.41	$22.79	$10.65	$8.58	$10.10
2nd Quarter	42.20	31.45	40.19	28.02	17.00	22.25	10.66	8.99	10.26
3rd Quarter	44.96	32.96	44.28	23.58	17.33	22.40	12.70	10.29	12.57
4th Quarter	51.49	37.50	48.83	31.33	22.31	29.72	13.50	11.38	12.56

Under our current bank credit agreement, we are limited on the amount of dividends we may pay out in any one year.  The amount of dividend payments is restricted based on our consolidated senior leverage ratio as defined in the credit agreement.  If the consolidated senior leverage ratio is less than 2.00 to 1.00, dividend payments, in addition to other restricted payments as defined, can not exceed $50.0 million.  If the consolidated senior leverage ratio is greater than 2.00 to 1.00, but less than 3.00 to 1.00, these payments can not exceed $25.0 million.

Comparison of cumulative five-year total return

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2003	2004	2005	2006	2007
The Manitowoc Company, Inc.	23.62%	21.58%	34.24%	137.37%	64.65%
S&P 500 Index	28.68%	10.88%	4.91%	15.79%	5.49%
S&P 600 Industrial Machinery	36.18%	28.39%	9.20%	20.77%	12.18%

	Indexed Returns
	Years Ending December 31,
	2002	2003	2004	2005	2006	2007
The Manitowoc Company, Inc.	100.00	123.62	150.30	201.75	478.89	788.51
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.86
S&P 600 Industrial Machinery	100.00	136.18	174.84	190.93	230.59	258.68

Item 6.  SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc.  The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The information presented reflects all business units other than DRI, Toledo Ship Repair,

Manitowoc Boom Trucks, Inc., Femco Machine Company, Inc., North Central Crane & Excavator Sales Corporation, and the Aerial Work Platform businesses, which were either sold or closed during 2005, 2004, 2003 or 2002 and are reported in discontinued operations in the accompanying Consolidated Financial Statements.  For businesses acquired during the time periods presented, results are included in the table from their acquisition date.  Amounts are in millions except share and per share data.

	2007	2006	2005	2004	2003	2002
Net Sales
Cranes and Related Products	$3,245.7	$2,235.4	$1,628.7	$1,248.5	$962.8	$674.1
Foodservice Equipment	438.3	415.4	399.6	377.2	368.6	374.8
Marine	321.0	282.5	225.8	219.2	136.7	204.2
Total	4,005.0	2,933.3	2,254.1	1,844.9	1,468.1	1,253.1
Gross Profit	911.6	647.3	421.9	375.7	316.7	311.4
Earnings (Loss) from Operations
Cranes and Related Products	470.5	280.6	115.5	57.0	24.4	55.6
Foodservice Equipment	61.3	56.2	54.9	55.7	53.3	50.3
Marine	26.1	11.3	(9.2)	16.5	4.5	20.8
Corporate	(48.2)	(42.4)	(24.8)	(21.2)	(19.2)	(15.1)
Amortization expense	(5.8)	(3.3)	(3.1)	(3.1)	(2.9)	(2.0)
Gain on sales of parts line	3.3	—	—	—	—	—
Pension settlements	(5.3)	—	—	—	—	—
Curtailment gain	—	—	—	—	12.9	—
Total	501.9	302.4	133.3	104.9	73.0	109.6
Interest Expense	(36.3)	(46.3)	(53.8)	(56.0)	(55.7)	(50.6)
Loss on debt extinguishment	(12.5)	(14.4)	(9.1)	(1.0)	(7.3)	—
Other income (expense) - net	9.9	3.2	3.5	(0.9)	0.5	1.9
Earnings from continuing operations before income taxes	463.0	244.9	73.9	47.0	10.5	60.9
Provision for taxes on income	129.4	78.4	14.8	8.9	1.9	21.9
Earnings from continuing operations	333.6	166.5	59.1	38.1	8.6	39.0
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	3.1	(0.3)	0.9	(0.2)	7.0	2.8
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	5.8	1.2	(12.0)	(25.5)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—	(36.8)
Net earnings (loss)	$336.7	$166.2	$65.8	$39.1	$3.6	$(20.5)
Cash Flows
Cash flow from operations	$238.2	$294.1	$106.7	$57.0	$150.9	$94.5
Identifiable Assets
Cranes and Related Products	$1,958.1	$1,572.4	$1,224.7	$1,279.7	$1,151.8	$1,046.3
Foodservice Equipment	341.5	340.1	313.2	302.9	290.6	320.8
Marine	123.1	120.9	123.3	110.3	91.5	94.0
Corporate	446.0	186.1	300.6	235.2	126.3	139.5
Total	$2,868.7	$2,219.5	$1,961.8	$1,928.1	$1,660.2	$1,600.6
Long-term Obligations	$272.0	$264.3	$474.0	$512.2	$567.1	$623.5
Depreciation
Cranes and Related Products	$70.4	$58.4	$51.8	$42.9	$36.8	$24.2
Foodservice Equipment	8.0	7.2	6.1	4.9	5.9	6.5
Marine	2.1	1.6	1.0	0.9	0.9	1.0
Corporate	1.8	1.8	1.5	1.4	1.1	0.7
Total	$82.3	$69.0	$60.4	$50.1	$44.7	$32.4
Capital Expenditures
Cranes and Related Products	103.7	51.3	32.9	24.2	25.0	19.1
Foodservice Equipment	3.7	10.9	16.9	11.8	4.7	3.5
Marine	6.8	3.1	4.1	4.3	0.7	1.4
Corporate	5.4	2.3	1.0	2.9	1.3	8.3
Total	$119.6	$67.6	$54.9	$43.2	$31.7	$32.3
Per Share
Basic earnings (loss) per share:
Earnings from continuing operations	$2.68	$1.36	$0.49	$0.35	$0.08	$0.39
Earnings (loss) from discontinued operations, net of income taxes	0.02	—	0.01	—	0.07	0.03
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	0.05	0.01	(0.11)	(0.25)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—	(0.37)
Net earnings (loss)	$2.70	$1.36	$0.55	$0.36	$0.03	$(0.20)
Diluted earnings (loss) per share:
Earnings from continuing operations	$2.62	$1.33	$0.48	$0.35	$0.08	$0.38
Earnings (loss) from discontinued operations, net of income taxes	0.02	—	0.01	—	0.07	0.03
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	0.05	0.01	(0.11)	(0.25)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—	(0.36)
Net earnings (loss)	$2.64	$1.32	$0.53	$0.36	$0.03	$(0.20)
Avg Shares Outstanding
Basic	124,667,931	122,449,148	120,586,420	107,602,520	106,301,800	100,770,248
Diluted	127,489,416	125,571,532	123,052,068	109,508,720	106,811,408	103,127,204

1)              Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  As a result, the company no longer amortizes its goodwill and certain other intangible assets with indefinite lives.  In addition, the company recorded a $36.8 million charge related to impairment of goodwill upon the adoption of SFAS No. 142.

2)              Discontinued operations represent the results of operations and gain or loss on sale or closure of DRI, Toledo Ship Repair, Manitowoc Boom Trucks, Inc., Femco Machine Company, Inc., North Central Crane & Excavator Sales Corporation, and the Aerial Work Platform businesses, which were either sold or closed during 2005, 2004, 2003 or 2002.

3)              On July 26, 2007, the board of directors authorized a two-for-one split of the company’s common stock.  Record holders of Manitowoc’s common stock at the close of business on August 31, 2007 received on September 10, 2007 one additional share of common stock for every share of Manitowoc common stock they owned as of August 31, 2007.  Manitowoc shares outstanding at the close of business on August 31, 2007 totaled 62,787,642.  The company’s common stock began trading at its post-split price at the beginning of trading on September 11, 2007.  Per share, share and stock option amounts within this Annual Report on Form 10-K for all periods presented have been adjusted to reflect the stock split.

4)              We acquired two businesses during 2007, two businesses during 2006, two businesses during 2002, and one business during 2001.

5)              Cash dividends per share for 2002 through 2007 were as follows: $0.07 (2002 through 2006) and $0.075 (2007).

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

The following discussion and analysis covers key drivers behind our results for 2005 through 2007 and is broken down into three major sections.  First, we provide an overview of our results of operations for the years 2005 through 2007 on a consolidated basis and by business segment.  Next we discuss our market conditions, liquidity and capital resources, off balance sheet arrangements, and obligations and commitments.  Finally, we provide a discussion of risk management techniques, contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.

All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Consolidated Operations

	2007	2006	2005

Net sales	$4,005.0	$2,933.3	$2,254.1
Costs and expenses:
Cost of sales	3,093.4	2,286.0	1,832.2
Engineering, selling and administrative expenses	401.9	341.6	282.3
Amortization expenses	5.8	3.3	3.1
Gain on sale of parts line	(3.3)	—	—
Pension settlements	5.3	—	—
Plant consolidation and restructuring costs	—	—	3.2
Total costs and expenses	3,503.1	2,630.9	2,120.8

Operating earnings from continuing operations	501.9	302.4	133.3

Other expenses:
Interest expense	(36.3)	(46.3)	(53.8)
Loss on debt extinguishment	(12.5)	(14.4)	(9.1)
Other income (expense)-net	9.9	3.2	3.5
Total other expenses	(38.9)	(57.5)	(59.4)

Earnings from continuing operations before taxes on income	463.0	244.9	73.9
Provision for taxes on income	129.4	78.4	14.8
Earnings from continuing operations	333.6	166.5	59.1

Discontinued operations
Earnings (loss) from discontinued operations, net of income taxes	3.1	(0.3)	0.9
Gain on sale or closure of discontinued operations, net of income taxes	—	—	5.8
Net earnings	$336.7	$166.2	$65.8

During the third quarter of 2005, we decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s wholly-owned subsidiary, Manitowoc Marine Group, LLC.  Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial repair services. In addition, during the third quarter of 2005, we decided we would divest of our wholly-owned subsidiary, Diversified Refrigeration LLC (f/k/a Diversified Refrigeration, Inc.) (DRI).  DRI was a private-label contract manufacturing operation.  On December 30, 2005, we completed the sale of DRI to Monogram Refrigeration, LLC, a wholly-owned subsidiary of the General Electric Company.  We have reported the results of these operations as discontinued and have restated prior year amounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets.”  Prior year amounts throughout this Management Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the reporting of these operations as discontinued.

Year Ended December 31, 2007 Compared to 2006

Consolidated net sales increased 36.5% in 2007 to $4.0 billion from $2.9 billion in 2006.  This increase was the result of higher year-over-year sales in all three of our business segments.  Sales in our Crane, Foodservice and Marine segments increased 45.2%, 5.5% and 13.6%, respectively, for the year ended December 31, 2007 compared to 2006.  Changes in currency exchange rates resulted in an increase in sales of $122.8 million or 3.1% for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Further analysis of the increases in sales by segment is presented in the Sales and Operating Earnings by Segment section below.

Gross profit increased significantly for the year ended December 31, 2007 to $911.7 million compared to $647.3 million for the year ended December 31, 2006 - an increase of 40.9%.  Gross margin increased in 2007 to 22.8% from 22.1% in 2006.   The increase in consolidated gross profit and margin was driven by all three segments as a result of higher sales volumes and increased productivity.  Crane segment gross profit increased in 2007 to $729.2 million from $488.7 million in 2006, while gross margin increased to 22.5% from 21.9% over the same period.  The Foodservice segment’s gross profit and gross margin increased from $122.7 million and 29.5% in 2006 to $131.6 million and 30.0% in 2007, respectively.  Marine segment gross profit increased in 2007 to $50.2 million from $36.0 million in 2006, while gross margin increased to 15.6% from 12.7% over the same period.

Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2007 increased approximately $60.3 million to $401.9 million compared to $341.6 million for the year ended December 31, 2006.  This increase was primarily driven by the Crane and Foodservice segments and corporate expenses.  Crane segment ES&A expense increased due to higher engineering and selling expenses, increased employee related costs and expenses related to the initiation of an ERP implementation project. Foodservice segment ES&A expenses increased due to higher employee and commission costs.  Corporate expenses increased primarily due to increased employee related costs.  ES&A expenses of the Marine segment decreased slightly, primarily as a result of lower bid costs and professional fees.

Interest expense for the year ended December 31, 2007 was $36.2 million versus $46.3 million for the year ended December 31, 2006.   The decrease resulted from the company’s redemption of the 10 ½% senior subordinated notes due 2012.  This decrease was partially offset by an increase in the average borrowings outstanding under our revolving credit facility and higher accounts receivable securitization interest costs.

We redeemed our 10 ½% senior subordinated notes due 2012 in August 2007.  Pursuant to the terms of the indenture, we paid the note holders 105.25 percent of the principal amount plus accrued and unpaid interest up to the redemption date.  As a result of this redemption, we incurred a charge of $12.5 million ($8.6 million net of income taxes) related to the call premium, the write-off of unamortized debt issuance costs and other expenses.  The charge was recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

The effective tax rate for the year ended December 31, 2007 was 28.0% compared to 32.0% for the year ended December 31. 2006.  The lower effective tax rate in 2007 was a result of a foreign tax credit carryforward which was recognized during the second quarter and an IRS audit settlement during the third quarter.  In addition, all periods were favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

The earnings from discontinued operations, net of income taxes, for the year ended December 31, 2007 primarily reflects favorable product liability experience related to our discontinued Manlift business which was sold in 2004.

Year Ended December 31, 2006 Compared to 2005

Consolidated net sales increased 30.1% in 2006 to $2.9 billion from $2.3 billion in 2005.  This increase was the result of higher year-over-year sales in all three of our business segments.  Sales in our Crane, Foodservice and Marine segments increased 37.2%, 4.0% and 25.1% respectively for the year ended December 31, 2006 compared to the same period in 2005.  Changes in currency exchange rates resulted in an increase in sales of $7.3 million or 0.2% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Further analysis of the increases in sales by segment is presented in the Sales and Operating Earnings by Segment section below.

Gross profit increased significantly for the year ended December 31, 2006 to $647.3 million compared to $421.9 million for the year ended December 31, 2005 - an increase of 53.4%.  Gross margin increased in 2006 to 22.1% from 18.7% in 2005.   The increase in consolidated gross profit and margin was driven by significantly higher gross margin in the Crane segment due to increased volume and productivity gains.  In addition, the Marine segment reported gross profit of $36.0 million for the year ended December 31, 2006 versus $8.6 million for the year ended December 31, 2005.  This was driven by profitability on new construction contracts and a strong repair year.  Also, 2005 gross profit was adversely affected by a $10.2 million reserve during the fourth quarter.  For a more detailed discussion of this reserve, please see the Marine segment analysis below.  The Foodservice segment’s gross profit decreased from 30.7% in 2005 to 29.5% in 2006.  This was primarily the result of lower sales volumes in our Beverage division, higher material costs and costs related to the ERP implementation.

Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2006 increased approximately $59.3 million to $341.6 million compared to $282.3 million for the year ended December 31, 2005.  This increase was primarily driven by the Crane and Marine segments and corporate expenses. Crane segment ES&A increases were due to higher selling expense, increased employee related costs and increased research and development expenses. Marine segment ES&A increases were due to higher engineering costs, bidding costs related to potential new contracts and increased employee related costs.  Corporate ES&A expenses increased primarily due to expensing of stock options, costs related to the unrealized acquisitions and employee related costs.  ES&A expenses of the Foodservice segment increased slightly, primarily as a result of ES&A associated with the McCann’s Engineering & Mfg. Co. (McCann’s) operations acquisition in 2006.

Interest expense for the year ended December 31, 2006 was $46.3 million versus $53.8 million for the year ended December 31, 2005.   The decrease resulted from the company’s redemption of the 10 3/8% senior subordinated notes due 2011 during May of 2006.  This decrease was slightly offset by an increase in the interest rate of our variable interest rate outstanding debt balances.

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

The effective tax rate for the year ended December 31, 2006 was 32.0% compared to 20.0% for the year ended December 31. 2005.  Both periods were favorably affected, as compared to the statutory rate, by certain global tax planning initiatives.   The lower effective tax rate in 2005 was the result of lower earnings, a research and development tax credit, and the realization of certain tax benefits that were previously reserved against due to their uncertainty.

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

Cranes and Related Products Segment

	2007	2006	2005
Net sales	$3,245.7	$2,235.4	$1,628.7
Operating earnings	$470.5	$280.6	$115.5
Operating margin	14.5%	12.6%	7.1%

Year Ended December 31, 2007 Compared to 2006

Crane segment net sales for the year ended December 31, 2007 increased 45.2% to $3.2 billion versus $2.2 billion for the year ended December 31, 2006.   Net sales for the year ended December 31, 2007 increased over the prior year in all of our major geographic regions.  The Crane segment continues to benefit from strong crane end-market demand.  From a product line standpoint, the sales increase was driven by increased volume of crawler, tower and mobile hydraulic cranes worldwide, and increases in our aftermarket sales and service business, slightly offset by decreased sales of our boom truck cranes in   North America due to the softening residential housing construction market. As of December 31, 2007, total Crane segment backlog was $2.9 billion, an 87.5% increase over the December 31, 2006 backlog of $1.5 billion and an 8.4% increase over the September 30, 2007 backlog of $2.7 billion.

For the year ended December 31, 2007, the Crane segment reported operating earnings of $470.5 million compared to $280.6 million for the year ended December 31, 2006.  Operating earnings of the Crane segment were favorably affected by increased volume across all regions and all but one product line, manufacturing productivity gains, product cost takeout initiatives, and price increases where appropriate. Operating margin for the year ended December 31, 2007 was 14.5% versus 12.6% for the year ended December 31, 2006.  Strong factory performance, leveraging of fixed costs, and appropriate pricing initiatives in all our regions contributed to the gains in profit and margin, somewhat offset by higher costs of materials.

Year Ended December 31, 2006 Compared to 2005

Net sales from the Crane segment for the year ended December 31, 2006 increased 37.3% to $2.2 billion versus $1.6 billion for the year ended December 31, 2005.   Net sales for the year ended December 31, 2006 increased over the prior year in all of our major geographic regions.  The Crane segment continues to benefit from strong crane end-market demand.  From a product line standpoint, the sales increase was driven by increased volume of crawler, tower and mobile hydraulic cranes worldwide, increases in our aftermarket sales and service business, and increases in boom truck sales in North America. As of December 31, 2006, total Crane segment backlog was $1.5 billion, a 77% increase over the December 31, 2005 backlog of $866.1 million and a 10.4% increase over the September 30, 2006 backlog of $1.4 billion.

For the year ended December 31, 2006, the Crane segment reported operating earnings of $280.6 million compared to $115.5 million for the year ended December 31, 2005.  Operating earnings of the Crane segment were favorably affected by increased volume across all regions and products, productivity gains as a result of consolidation efforts over the past several years, mix of product, and effective leveraging of engineering, selling and administrative expenses on higher sales volume. Operating margin for the year ended December 31, 2006 was 12.6% versus 7.1% for the year ended December 31, 2005.  Strong factory performance, leveraging of fixed costs, and favorable pricing levels in all our regions contributed to the gains in profit and margin.

Foodservice Equipment Segment

	2007	2006	2005
Net sales	$438.3	$415.4	$399.6
Operating earnings	$61.3	$56.2	$54.9
Operating margin	14.0%	13.5%	13.7%

Year Ended December 31, 2007 Compared to 2006

Foodservice segment net sales increased 5.5% to $438.3 million for the year ended December 31, 2007 versus $415.4 million for the year ended December 31, 2006.  The sales increase during 2007 was driven by all divisions and the full year results of McCann’s which was acquired on May 26, 2006.  The increases were a result of both volume and pricing increases versus the prior year.  In addition, our beverage division benefited from the acquisition of McCann’s, which added approximately $20.8 million of sales for the full year ended December 31, 2007 as compared to approximately $11.4 million of sales for the last half of the year ended December 31, 2006.

For the year ended December 31, 2007, the Foodservice segment reported operating earnings of $61.3 million compared to $56.2 million for the year ended December 31, 2006.   Operating results for 2007 were improved as a result of increased volumes, appropriate pricing initiatives, and product cost takeouts.  These benefits were somewhat offset by material cost increases and higher employee and commission costs. The McCann’s acquisition benefited 2007 operating earnings by $3.7 million compared to 2006 operating earnings of $1.4 million.

Year Ended December 31, 2006 Compared to 2005

Net sales from the Foodservice segment increased 4.0% to $415.4 million for the year ended December 31, 2006 versus $399.6 million for the year ended December 31, 2005.  The sales increase during 2006 was driven by our ice and refrigeration divisions and the acquisition of McCann’s.  The increases in our ice and refrigeration divisions were a result of both volume and pricing increases versus the prior year.  Our beverage division benefited from the acquisition of McCann’s, which occurred on May 26, 2006.  This acquisition added approximately $11.4 million of sales for the year ended December 31, 2006.  The benefit of the McCann’s acquisition was offset by reduced sales in our historical beverage businesses.  The decline in the historical business was primarily attributed to two major customer equipment refresh programs which benefited net sales in 2005 but did not recur in 2006.

For the year ended December 31, 2006, the Foodservice segment reported operating earnings of $56.2 million compared to $54.9 million for the year ended December 31, 2005.   The year ended December 31, 2005 was impacted by a $3.2 million restructuring charge recorded in connection with the consolidation of our Kolpak operation located in Wisconsin into our Kolpak operation located in Tennessee. This action was taken in an effort to streamline our cost structure.  The charge included $1.5 million to write-down the facility and land, which were subsequently sold, to estimated fair market value less cost to sell; $0.7 million related to the write-down of certain equipment; $0.1 million to write-off excess inventory which was not transferred to Tennessee; $0.5 million related to severance and other employee related costs; and $0.4 million for other related closing costs.  Operating results for 2006 were adversely affected by approximately $2.8 million due to increased commodity costs, specifically copper and aluminum.  The operating results of the Foodservice segment for the year ended December 31, 2006 were also adversely affected by the lower sales of our beverage division.  McCann’s contributed approximately $1.4 million to 2006 operating earnings of the Company.

Marine Segment

Prior year sales and operating earnings of the Marine segment have been restated for the discontinued operation of Toledo Ship Repair (discontinued in the third quarter of 2005).

	2007	2006	2005
Net sales	$321.0	$282.5	$225.8
Operating earnings (loss)	$26.1	$11.3	$(9.2)
Operating margin	8.1%	4.0%	(4.1)%

Year Ended December 31, 2007 Compared to 2006

Marine segment net revenue increased 13.6% to $321.0 million for the year ended December 31, 2007 over net sales for the year ended December 31, 2006.  The increase in revenue was primarily the result of the construction of the first and second options of the Improved Navy Lighterage System (INLS), construction of several commercial articulated tug and barge combination projects and construction of the Littoral Combat Ship (LCS) for the U.S. Navy.

The Marine segment reported operating earnings of $26.1 million for the year ended December 31, 2007 versus $11.3 million for the year ended December 31, 2006.  Results for 2007 were positively impacted by continued demand for certain commercial vessels which allowed us to bid on and successfully complete repeat projects and a strong 2007 winter repair season at our Sturgeon Bay shipyard.  Additionally, operating margins were favorably impacted by improved manufacturing performance on longer-term government contracts.

Year Ended December 31, 2006 Compared to 2005

Net sales from our Marine segment increased 25.1% to $282.5 million for the year ended December 31, 2006 over net sales for the year ended December 31, 2005.  The increase in sales was primarily the result of revenue generated from construction of the first option of the Improved Navy Lighterage System (INLS), construction of several commercial articulated tug and barge combination projects and construction of the Littoral Combat Ship (LCS).  Sales for 2006 also benefited from a very strong winter repair season.

For 2006, the Marine segment reported operating earnings of $11.3 million compared to a loss of $9.2 million for 2005.  The loss in 2005 was primarily the result of a $10.2 million reserve recorded during the fourth quarter of 2005.  We have been in negotiations with one of our Marine customers to recover certain cost overruns that resulted from change orders related to a particular contract.  During the third quarter of 2005, due to the fact that these negotiations were not successful within a timeframe satisfactory to us, we filed a lawsuit seeking recovery of these cost overruns from the customer.  The customer filed a counter suit against us in the fourth quarter of 2005. During the fourth quarter of 2005, we established a reserve of $10.2 million to reflect the inherent uncertainties in litigation of this type.  The $10.2 million reserve is recorded in cost of sales of the Marine segment in the Consolidated Statements of Operations for the year ended December 31, 2005.  Although we have established this reserve, we believe we are contractually entitled to these cost recoveries and we are in current negotiations with this customer to obtain recovery of amounts owed.

The operating results of 2006 benefited from the completion of certain contracts in 2005, which were fixed price contracts.  These were bid and awarded prior to the unprecedented rise in the costs of steel and other commodities during 2004. Labor inefficiencies also impacted these projects in prior years.   The Marine segment’s contracts are now better protected against commodity cost increases due to escalation clauses.  In addition, 2006 results were also positively impacted by increased demand for certain commercial vessels which allowed us to bid on and successfully complete repeat projects with higher margins.  For 2006, operating margins were negatively impacted by the fact that a significant percentage of the Marine segment results were from a relatively low margin LCS contract, which is a first-run military prototype vessel that is structured as a cost plus contract.

General Corporate Expenses

	2007	2006	2005
Net sales	$4,005.0	$2,933.3	$2,254.1
Corporate expenses	$48.2	$42.4	$24.8
% of Net sales	1.2%	1.4%	1.1%

Year Ended December 31, 2007 Compared to 2006

Corporate expenses increased $5.8 million to $48.2 million in 2007 compared to $42.4 million in 2006.  The increase was primarily due to higher employee related costs and other professional expenses.

Year Ended December 31, 2006 Compared to 2005

Corporate expenses increased $17.6 million to $42.4 million in 2006 compared to $24.8 million in 2005.  Expensing of stock options, which began during the first quarter of 2006, increased corporate expenses by $5.7 million in 2006 compared to 2005. Also contributing to the increase in corporate expenses during 2006 was approximately $2.1 million of legal and accounting expenses related to the unrealized acquisitions.  Finally, corporate expenses for the year ended December 31, 2006 were impacted by higher employee related costs and other professional expenses.

Market Conditions and Outlook

During 2008, we will strive to protect our market shares in a profitable manner, improve our cost structures, and continue to invest in new product development.  Because of our global Crane businesses and our continued global growth in our Foodservice businesses, during 2007 we were affected more than ever by non-U.S. world economies.  The economies of Europe and Asia, in particular, affect our performance.

Our diversified business model, global presence, and broad product offerings proved beneficial to us in 2007 and we believe will continue to provide stability to our company into the future.  Product line and geographic diversification within our segments also historically have proved to be beneficial.

Cranes and Related Products -  The global Crane market continued to strengthen in 2007, which benefited most of our regional and product end-markets, including our rough terrain, all-terrain, crawler, and tower crane product families. Price increases to recover material cost increases, and manufacturing cost reductions have contributed to the improved gross margins in the Crane segment. In 2008, we expect to see some additional escalation in product costs and a weaker currency in the U.S. which we anticipate will again be mitigated across the industry with pricing actions and other cost reduction efforts.

During 2007, based on third party data and company estimates, we grew global market share in all product families except one. We responded to significant increases in demand in Asia by acquiring our distributor and licensee and acquiring crane manufacturing capabilities in India.  The Crane segment continues to invest in its manufacturing facilities in an effort to increase production volumes to meet market demand. The improvement in overall market share is partially a reflection of continued significant investment in new products. We introduced over a dozen new products in 2007. We will continue to invest in new products and product support and have over 30 new product programs in process or in our project pipeline.

Looking ahead, we expect sales volumes to continue to increase worldwide as most non-residential global construction market segments have significant growth prospects based on third party data.  We believe the North American construction equipment market (as it relates to lifting equipment in non-residential applications) is still strong, and we maintain a high order backlog for North American orders. We expect Asia will continue to grow significantly, driven by Chinese and Indian lifting market expansion.  We will work to grow our market share globally by leveraging the strength of our brand names, product service and support, and by expanding product offerings.

In 2008, we plan to continue our development of new crane models that appeal to construction markets worldwide. One way to achieve this growth is through the continued expansion and strategic positioning of our service and product support infrastructure in emerging markets on all continents.  Our past acquisitions have given us a broad product offering and worldwide distribution. We believe these factors along with new product introductions will help us continue to grow our business in 2008 and beyond.  We believe that our growth strategy is solid and supported by the diversification of our global manufacturing and distribution presence.

Foodservice Equipment - Our Foodservice segment faces a different environment in 2008 from that of the Crane Segment.  This is a largely domestic U.S. business and our key customers are restaurants, convenience stores and the lodging market.  Several customers have revised their capital spending plans in response to lower consumer spending on meals outside the home and general concern over the U.S. economy.  Consumers are facing higher energy prices and uncertain economic outlook.  Even in the face of market uncertainty, this segment has historically been stable.  In the past 30 years, restaurant sales have failed to outpace inflation only three times.  Foodservice equipment is a stable industry and we have a large base of installed equipment that puts us in a strong position for replacement sales.   Approximately 80% of our Foodservice segment sales are due to equipment replacement and upgrade which is not dependent on new store construction.

According to the National Restaurant Association, the top two trends for consumers are “going healthy” and “going green” and we believe we are well positioned for both.  We continue to develop products to meet the desire for healthier menu items.  In addition, foodservice operators have long recognized our commitment to producing the most energy-efficient products in the industry.  We have built on the need for green technology by advancing the use of insulation materials in manufacturing processes that minimize the use of volatile compounds and chemicals.  This movement is not only good for the environment, it creates a healthy restaurant.  We believe operators and customers are becoming more sensitive to the need for products that match a commitment to conservation.

If industry performance flattens in 2008, we are still confident in our ability for growth because we have been developing new products, serving new markets and leveraging our relationships with national and global accounts.

Marine- The Marine segment exceeded its expectations for 2007, driven by commercial double-hull tank/barge construction work (Oil Pollution Act of 1990) and government program execution.  We delivered one articulating tug and double-hull barge unit and two double-hulled petroleum barges, and commenced construction on two more double-hull petroleum barges.  We operated at a feverish pace in meeting our contractual requirements on the first option of the Improved Navy Lighterage System (INLS), delivering six Warping Tugs and 13 Causeway Ferries in 2007.  Work continued on the first Littoral Combat Ship (LCS) Freedom, and production commenced on the first boat of the US Coast Guard’s Response Boat-Medium (RB-M) program.  Great Lakes ship repair activity also excelled, with strong first quarter winter repair activities driving year-end results.

Our Marine segment backlog coming into 2008 should carry us largely through the year and into 2009.  We are scheduled to deliver two double-hull petroleum barges, the LCS Freedom, and a number of INLS and RB-M units in 2008.  Repair activity in 2008 should be quite healthy, though perhaps not quite the level it was in 2007 due to the timing of the five-year Coast Guard mandated survey and inspection cycle.  Bay Shipbuilding has reservations for eight major dockings and surveys in 2008, of which six will be completed in first quarter.

Fleet utilization on the Great Lakes remains strong with coal and iron ore leading the way.  We expect that our customers should now be able to justify investment in replacement tonnage and in vessel revitalization projects such as re-powerings, conversions and automations. These capital decisions should also be supported by fuel savings from modern propulsion machinery and increased automation to improve manning utilization.

Another sector of the market that should provide future work for Marine is the re-emerging oil drilling support vessel demand.  The U.S. Oil Patch is in need of replacements for older vessels and the recently awarded Gulf of Mexico deepwater oil leases will require larger Platform Supply Vessels (PSV) and Anchor Handling Towing Supply Vessels (AHTS).  Alaskan North Slope drilling is manifesting a demand for Polar Ice-Breaking AHTS vessels, allowing Marine to capitalize on its recent successful USCG ice-breaker construction.  In addition, the North Sea drilling market has also begun to show opportunities for US shipbuilders as currency exchange ratios more than offset initial mobilization costs.

Marine, in conjunction with a principal commercial customer, is pioneering a design for a Liquefied Petroleum Gas (LPG) barge that will be capable of lightering LPG ships and distributing the gas to smaller ports.  This market is in its infancy, but should hold great potential in the coming years.

Marine looks forward to 2008 as another year of continued improvement in efficiency, safety, and operating earnings.  It is well positioned with a strong backlog of commercial work and it is in an excellent position to capitalize on existing and pending government contracts.

Liquidity and Capital Resources

Cash flow from operations during 2007 was $238.2 million compared to $294.1 million in 2006.  We applied a portion of this cash flow in 2007 to capital spending, dividends and payment of outstanding debt.  We had $366.4 million in cash and cash equivalents on-hand at December 31, 2007, an increase of $190.3 million over 2006.

Cash flow provided by operating activities of continuing operations for the year ended December 31, 2007 totaled $238.2 million compared to $294.4 million for the year ended December 31, 2006.  Cash flow during 2007 was driven by $336.7 million of net earnings, an increase of $170.5 million over net earnings for 2006.  During 2007, cash flow from operations was negatively impacted by an increase in accounts receivable of $119.0 million and an increase in inventory of $105.2 million.  The increase in accounts receivable was driven primarily by an increase in sales volumes, and the increase in inventory was due to higher order backlog and an increase in sales volumes, both in the Crane segment.  Accounts payable, accrued expenses and other assets and liabilities positively impacted cash flow from operations by $31.9 million.  This was driven primarily by payables related to the increase in inventory in the Crane segment.

The company is party to an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote, special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser’s interest and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at December 31, 2007 was $98.8 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program’s capacity was increased from $90 million in 2006 to $105 million in the third quarter of 2007.  The program includes certain domestic trade accounts receivable from our U.S. Crane and Foodservice businesses. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $100.0 million at December 31, 2007, an increase of $10.0 million from the balance sold to the Purchaser at December 31, 2006.

We spent a total of $119.6 million during 2007 for capital expenditures.  We continue to fund capital expenditures to increase production capacity,  improve the cost structure of our business, to invest in new processes, products and technology, and to maintain high-quality production standards.  The following table summarizes 2007 capital expenditures and depreciation by segment.

	Capital Expenditures	Depreciation
Cranes and Related Products	$103.7	$70.4
Foodservice Equipment	3.7	8.0
Marine	6.8	2.1
Corporate	5.4	1.8
Total	$119.6	$82.3

In the third quarter of 2007 we reached an agreement with Valcovna profilov a.s. for the “brownfield” development of a crane manufacturing facility in Saris, Slovakia.  In addition, during the first quarter of 2007 we entered into agreements with a major software and systems supplier and a related consulting firm to purchase software and consulting services to begin design and implementation of an ERP system in our Crane segment.  To date, capital expenditures for this ERP system total $11.2 million.

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

On April 3, 2007, we sold all of our aftermarket replacement parts and rights to manufacture, sell and service aftermarket replacement parts, for all the models of the Grove Manlift aerial work platform product line around the world, to MinnPar LLC (MinnPar). The cash flow impact of this divestiture is recorded in gain on sale of parts line in the Consolidated Statements of Cash Flows.

Restricted cash represents cash in escrow which replaced outstanding letters of credit related to performance under a certain Marine contract and security for the indemnity agreement for a casualty insurance provider.

On August 1, 2007, the company redeemed its 10 ½% senior subordinated notes due 2012.  Pursuant to the terms of the indenture, the company paid the note holders 105.25 percent of the principal amount plus accrued and unpaid interest up to the redemption date.  As a result of this redemption, the company incurred a charge of $12.5 million  related to the call premium, the write-off of unamortized debt issuance costs and other expenses.  We utilized cash on hand and availability under our revolving credit facility to fund this redemption.

During May 2006, we redeemed our 175 million Euro ($216.9 million based on May 15, 2006 exchange rates) 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, we paid the note holders 105.188 percent of the principal amount of the notes, which included a call premium of $11.2 million plus accrued and unpaid interest up to the redemption date.   We utilized cash on hand and availability under our revolving credit facility to fund this redemption.  The borrowings drawn on the revolving credit facility to complete this transaction were fully paid off during 2006.

During the years ended December 31, 2007, 2006 and 2005, we sold $14.2 million, $14.8 million and $20.5 million, respectively, of our long term notes receivable to third party financing companies. We guaranty varying percentages, up to 100%, of collection of the notes to the financing companies.   We have accounted for the sales of the notes as a financing of receivables.  The receivables remain on our Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and we have recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions, net of payments made by the customer, is reflected as financing activity in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2007, 2006 and 2005, the customers paid $18.5 million, $30.2 million and $6.3 million, respectively, of the notes to the third party financing companies.  As of December 31, 2007, 2006 and 2005, the outstanding balance of the notes receivables guaranteed by us was $18.2 million, $22.3 million and $37.4 million, respectively.

Our outstanding debt at December 31, 2007 consists of  $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), as well as outstanding amounts under our revolving credit facility, working capital lines of credit in non-U.S. locations and capital leases.

Our revolving credit facility provides $300 million of initial borrowing capacity and includes the ability to access an additional $250 million of borrowing capacity during the life of the facility under the same terms. Borrowings under the revolving credit facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio as defined by the credit agreement. The annual commitment fee in effect at December 31, 2007 on the unused portion of the secured revolving credit facility was 0.15%.  As of December 31, 2007, the amount outstanding under the revolving credit facility was $56.7 million.

The Senior Notes due 2013 are unsecured senior obligations which ranked prior to our senior subordinated notes due 2012. Indebtedness under our revolving credit facility ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries. Interest on the Senior Notes due 2013 is payable semiannually in May and November each year,  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.

As of December 31, 2007, we also had outstanding $23.8 million of other indebtedness with a weighted-average interest rate of 5.5%. This debt includes outstanding bank overdrafts in Asia and Europe, and various capital leases.

As of December 31, 2007, we had two fixed-to-floating rate swap contracts which effectively converted $50.0 million of our fixed rate Senior Notes due 2013 to variable rate debt. These contracts are considered to be hedges against changes in the fair value of the fixed rate debt obligation. Accordingly, the interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheets as an asset of $0.1 million as of  December 31, 2007. Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. The fair value of these contracts, which represents the cost to settle these contracts, approximated a gain of $0.1 million at December 31, 2007.

Our revolving credit facility and Senior Notes due 2013 contain customary affirmative and negative covenants. In general, the covenants contained in the revolving credit facility are more restrictive than those of the Senior Notes due 2013. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The revolving credit facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the secured revolving credit facility. We were in compliance with all covenants as of December 31, 2007, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months of 2008.

Our debt position at various times increases our vulnerability to general adverse industry and economic conditions and results in a meaningful portion of our cash flow from operations being used for payment of interest on our debt.  This could potentially limit our ability to respond to market conditions or take advantage of future business opportunities.  Our ability to service our debt is dependent upon many factors, some of which are not subject to our control, such as general economic, financial, competitive, legislative, and regulatory factors.  In addition, our ability to borrow additional funds under the revolving credit facility in the future will depend on our meeting the financial covenants contained in the credit agreement, even after taking into account such new borrowings.

The revolving credit facility or other future facilities may be used for funding future acquisitions, seasonal working capital requirements, capital expenditures, and other investing and financing needs.  We believe that our available cash, revolving credit facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund our capital and debt financing requirements for the foreseeable future.

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.           Our revolving credit facility requires us to comply with certain financial ratios and tests to comply with the terms of the agreement. We were in compliance with these covenants as of December 31, 2006, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the revolving credit facility ($56.7 million outstanding as of December 31, 2007). Further, such acceleration would constitute an event of default under the indentures governing our Senior Notes due 2013.

B.             Circumstances that could impair our ability to continue to engage in transactions that have been integral to historical operations or are financially or operationally essential, or that could render that activity commercially impracticable, such as the inability to maintain a specified credit rating, level of earnings, earnings per share, financial ratios, or collateral. We do not believe that the risk factors applicable to our business are reasonably likely to impair our ability to continue to engage in our planned activities at this time.

C.             Factors specific to us and our markets that we expect to be given significant weight in the determination of our credit rating or will otherwise affect our ability to raise short-term and long-term financing. We do not presently believe that events covered by the risk factors applicable to our business are reasonably likely to materially affect our credit ratings or would otherwise adversely affect our ability to raise short-term or long-term financing.

D.            We have disclosed information related to certain guarantees in Note 16 to our Consolidated Financial Statements.

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

•                       We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 19 to the Consolidated Financial Statements.

•                       We have disclosed our accounts receivable securitization arrangement in Note 10 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2007 is as follows:

	Total Committed	2008	2009	2010	2011	2012	Thereafter
Debt	$225.4	$10.6	$8.0	$56.7	$—	$—	$150.1
Capital leases	5.2	2.5	0.9	0.7	0.5	0.5	0.1
Operating leases	78.9	24.4	16.8	12.6	7.3	4.4	13.4
Purchase obligations	—	—	—	—	—	—	—
Total committed	$309.5	$37.5	$25.7	$70.0	$7.8	$4.9	$163.6

* - There were no significant purchase obligation commitments at December 31, 2007.

* - Table above does not include interest payments.

* - FIN 48 tax liabilities totaling $36.7 million, including related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 11 to the consolidated financial statements for disclosures surrounding uncertain income tax positions under FIN 48.

At December 31, 2007, we had outstanding letters of credit that totaled $1.9 million.  We also had buyback commitments and residual value guarantees outstanding, that if all were satisfied in full at December 31, 2007, the total cash cost to us would be $128.4 million, this amount is not reduced for amounts the company would recover from repossessing and subsequent resale of collateral.

We maintain defined benefit pension plans for some of our operations in the United States and Europe.  The company has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts.  Our three U.S. pension plans had benefit accruals frozen several years ago.  Effective January 1, 2007, we merged all U.S. pension plans together.  The company made a contribution of $27.2 million during the first quarter of 2007 that fully funded the ongoing pension liability of the U.S. pension plans. The company also changed its investment policy to more closely align the interest rate sensitivity of its pension plan assets with the corresponding liabilities. The resulting asset allocation consists of approximately 10% equities and 90% fixed income securities. This funding and change in allocation will remove a significant portion of the U.S. pension’s volatility arising from unpredictable changes in interest rates and investment return from the equity markets. This decision increased the funded status of these plans, and minimized unexpected future pension cash contributions that would result from implementation of the provisions of the Pension Protection Act.

During the second quarter of 2007, the company made a $15.1 million pension contribution to its U.K. defined benefit pension plan.  The $15.1 million contribution funded the defined benefit plan as well as paid an incentive to certain pensioners to transfer from the defined benefit plan to a defined contribution plan.  As a result of this payment, the company recorded a charge during the second quarter of 2007 of approximately $3.8 million to reflect the incentive given to the pensioners and the expenses incurred.

During the second quarter of 2007, the company recorded a charge of $1.4 million related to a withdraw liability from a multiemployer pension plan at its former River Falls, Wisconsin facility.  During the third quarter of 2005, the company closed its Kolpak operation located in River Falls, Wisconsin and consolidated it with its operation in Parsons, Tennessee.  The $1.4 million represents the estimated payment the company will make to the multiemployer pension plan for its former union employees at the closed facility.

In 2007, cash contributions to all pension plans by us were $46.0 million, and we estimate that our pension plan contributions will be approximately $4.5 million in 2008.

Financial Risk Management

We are exposed to market risks from changes in interest rates, commodities, and changes in foreign currency exchange rates.  To reduce these risks, we selectively use financial instruments and other proactive management techniques.  We have written policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes.  The use of financial instruments for trading purposes or speculation is strictly prohibited.

For a more detailed discussion of our accounting policies and the financial instruments that we use, please refer to Note 2, “Summary of Significant Accounting Policies,” and Note 9, “Debt,” to the Consolidated Financial Statements.

Interest Rate Risk

In 2007, we used interest rate swaps entered into with third party financial institutions such that approximately 46% of our debt is fixed and 54% is floating at December 31, 2007.  At December 31, 2007, we had two fixed-to-floating interest rate swaps outstanding.  These swap contracts effectively convert $50.0 million of our fixed rate Senior Notes to variable rate debt.  Under these swap agreements, we contract with a counter-party to exchange the difference between a floating rate and the fixed rate applied to $50.0 million of our Senior Notes.  These contracts are considered to be a hedge against changes in the fair value of the fixed-rate obligations.  Accordingly, these interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheets at December 31, 2007 as an asset of $0.1 million, and the related debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged.  Changes during any accounting period in the fair value of the interest rate swap contract, as well as the offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statements of Operations.  The change in the fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings from these swaps for the year ended December 31, 2007.  A 10% increase or decrease in the floating rate we pay under these swap agreements would not result in a significant change in pre-tax interest expense.  This amount was calculated assuming the year-end weighted-average rate of the swaps was constant throughout the year.

Interest swaps expose us to the risk that the counter-party may be unable to pay amounts it owes us under the swap agreements.  To manage this risk we enter into swap agreements only with financial institutions that have high credit ratings.

Commodity Prices

We are exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and other petroleum-based products.  Each of our business segments is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized across business segments, and others are specific to a business segment or business unit. In addition to the regular negotiations of material prices with certain vendors, during 2007 we entered into certain commodity hedges that fix the price of certain of our key commodities utilized in the production of our Foodservice product offerings.  At December 31, 2007, $0.5 million (net of tax of $0.3 million) of unrealized losses remain deferred in other comprehensive income and will be realized as a component of cost of sales over the next 12 months.

Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 51% of our total sales for 2007, with the largest percentage (30%) being sales into various European countries.

Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce earnings and cash flow impact on nonfunctional currency denominated receivables and payables.  Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged.  The maturities of these forward exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow.  The hedges of anticipated transactions are designated as cash flow hedges and the hedges of accounts receivable and accounts payable are designated as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  At December 31, 2007, we had outstanding forward exchange contracts hedging anticipated transactions and future settlements of outstanding accounts receivable and accounts payable with an aggregate fair market value of $3.1 million.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2007 for fair value hedges would not have a significant impact on our Consolidated Statements of Operations as any gains or losses under the foreign exchange contracts hedging accounts receivable or payable balances would be offset by equal gains or losses on the underlying receivables or payables.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2007 for cash flow hedges would not have a significant impact on the date of settlement due to the insignificant amounts of such hedges.

At December 31, 2007, there was also a significant portion of our foreign currency translation exposure that was not hedged due to the company paying off the senior subordinated notes due 2011 during 2006.  Amounts invested in non-U.S. based subsidiaries are translated into U.S. Dollar at the exchange rate in effect at year-end.  Results of operations are translated into U.S. dollars at an average exchange rate for the period.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive income at December 31, 2007 is $47.4 million.

Environmental, Health, Safety, and Other Matters

Please refer to Item 8, Financial Statements and Supplementary Data, Note 15 to the Consolidated Financial Statements where we have disclosed our Environmental, Health, Safety, Contingencies and other Matters.

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

Revenue Recognition — Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of an arrangement exists, the price is fixed and determinable, collectibility of cash is reasonably assured, and delivery has occurred or services have been rendered.  We periodically enter into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third-party financing agreement.  In addition, we lease cranes to customers under operating lease terms.  Proceeds received in connection with these transactions are recognized as revenue over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Revenue Recognition under Percentage-of-completion Accounting — Revenue under long-term contracts within the Marine segment are recognized using the percentage-of-completion (POC) method of accounting.  Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as “recoverable costs and accrued profit on progress completed not billed,” which are included in other current assets in the Consolidated Balance Sheets.  Likewise, contracts where billings to date have exceeded recognized revenues are recorded as “amounts billed in excess of sales,” which are included in accounts payable and accrued expenses in the Consolidated Balance Sheets.  Changes to the original estimates may be required during the life of the contract and such estimates are reviewed when customer change orders are placed and on a regular periodic basis. Sales and gross profit are adjusted when known for revisions in estimated total contract costs and contract values. Claims against customers are recognized as revenue when it is probable that the claim will result in additional contract revenue and the amount can be reliably estimated.  Estimated losses are recorded when identified.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

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

Goodwill and Other Intangible Assets — We account for goodwill and other intangible assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however, it is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Ice Group; Refrigeration Group; Beverage Group; and Marine Group, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at June 30, 2007, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Indefinite and definite lived intangible assets are also subject to impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While the company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

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

Restructuring Charges — Restructuring charges for exit and disposal activities are recognized when the liability is incurred.  We use the definition of liability found in FASB Concept Statement No. 6, “Elements of Financial Statements.”  In addition, the liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.

Recent Accounting Changes and Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and  inancial Liabilities - Including an Amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for us on January 1, 2008.  The adoption of SFAS No. 159 did not have an impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140.”  SFAS No. 155 amends certain aspects of SFAS No. 133, primarily related to hybrid financial instruments and beneficial interests in securitized financial assets, as well as amends SFAS No. 140, related to eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. SFAS No. 155 was effective for us on January 1, 2007.  The adoption of SFAS No. 155 did not have an impact on our Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.”  SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 was effective for us on January 1, 2007.   The adoption of SFAS No. 156 did not have an impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”   This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN No. 48 was effective for us on January 1, 2007.  Upon the adoption of FIN No. 48, we recognized an additional tax liability of $10.8 million and a corresponding reduction  in retained earnings recorded as a cumulative effect of accounting change in the Consolidated Statements of Operations in the first quarter of 2007.

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

Crane—market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; changes in world demand for our crane product offering; the replacement cycle of technologically obsolete cranes; demand for used equipment; actions of competitors; successful and timely implementation of our ERP system; and foreign exchange rate risk.

Foodservice—market acceptance of new and innovative products; weather; consolidations within the restaurant and foodservice equipment industries; global expansion of customers; actions of competitors; the commercial ice-cube machine replacement cycle in the United States; anticipated refresh/renovation plans by national restaurant accounts; specialty foodservice market growth; future strength of the beverage industry; and the demand for quickservice restaurant and kiosks.

Marine—shipping volume fluctuations based on performance of the steel industry; weather and water levels on the Great Lakes; trends in government spending on new vessels; five-year survey schedule; the replacement cycle of older marine vessels; growth of existing marine fleets; consolidation of the Great Lakes marine industry; frequency of casualties on the Great Lakes; the level of construction and industrial maintenance; government approval and funding of projects; and ability of our customers to obtain financing.

Corporate (including factors that may affect more than one of the three segments)—changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; successful and timely completion of new facilities and facility expansions; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; changes in domestic and international economic and industry conditions, including steel industry conditions; availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies and capacities; changes in revenue, margins and costs; work stoppages, labor negotiations and rates; actions of company competitors; the ability of our customers to obtain financing; and the state of financial and credit markets.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule:

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2007

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United

States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1, 11 and 14 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax benefits in 2007 and stock compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 29, 2008

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2007, 2006 and 2005

Millions of dollars, except per share data	2007	2006	2005
Operations
Net sales	$4,005.0	$2,933.3	$2,254.1
Costs and expenses:
Cost of sales	3,093.4	2,286.0	1,832.2
Engineering, selling and administrative expenses	401.9	341.6	282.3
Amortization expense	5.8	3.3	3.1
Gain on sale of parts line	(3.3)	—	—
Pension settlements	5.3	—	—
Plant consolidation and restructuring costs	—	—	3.2
Total costs and expenses	3,503.1	2,630.9	2,120.8
Operating earnings from continuing operations	501.9	302.4	133.3

Other expenses:
Interest expense	(36.3)	(46.3)	(53.8)
Loss on debt extinguishment	(12.5)	(14.4)	(9.1)
Other income (expense)-net	9.9	3.2	3.5
Total other expenses	(38.9)	(57.5)	(59.4)

Earnings from continuing operations before taxes on earnings	463.0	244.9	73.9

Provision for taxes on earnings	129.4	78.4	14.8

Earnings from continuing operations	333.6	166.5	59.1
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $(1.8), $0.2 and $(1.2), respectively	3.1	(0.3)	0.9
Gain on sale or closure of discontinued operations, net of income taxes of ($6.4)	—	—	5.8
Net earnings	$336.7	$166.2	$65.8

Per Share Data
Basic earnings per share:
Earnings from continuing operations	$2.68	$1.36	$0.49
Earnings from discontinued operations, net of income taxes	0.02	—	0.01
Gain on sale or closure of discontinued operations, net of income taxes	—	—	0.05
Net earnings	$2.70	$1.36	$0.55

Diluted earnings per share:
Earnings from continuing operations	$2.62	$1.33	$0.48
Earnings from discontinued operations, net of income taxes	0.02	—	0.01
Gain on sale or closure of discontinued operations, net of income taxes	—	—	0.05
Net earnings	$2.64	$1.32	$0.53

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2007 and 2006

Millions of dollars, except share data	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$363.9	$173.7
Marketable securities	2.5	2.4
Restricted cash	16.7	15.1
Accounts receivable, less allowances of $27.5 and $27.6, respectively	427.1	285.2
Inventories — net	597.7	492.4
Deferred income taxes	66.1	97.7
Other current assets	101.6	76.2
Total current assets	1,575.6	1,142.7
Property, plant and equipment — net	489.5	398.9
Goodwill	518.8	462.1
Other intangible assets — net	200.6	160.0
Deferred income taxes	27.6	14.3
Other non-current assets	56.6	41.5
Total assets	$2,868.7	$2,219.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$945.5	$839.6
Short-term borrowings	13.1	4.1
Product warranties	81.3	59.6
Product liabilities	34.7	32.1
Total current liabilities	1,074.6	935.4
Non-Current Liabilities:
Long-term debt, less current portion	217.5	264.3
Pension obligations	22.3	64.5
Postretirement health and other benefit obligations	51.3	59.9
Long-term deferred revenue	60.6	71.6
Other non-current liabilities	92.5	49.3
Total non-current liabilities	444.2	509.6

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Common stock (300,000,000 and 150,000,000 shares authorized, 163,175,928 and 79,587,964 shares issued, 129,880,734, and 62,121,862 shares outstanding, respectively) respectively)	1.4	0.7
Additional paid-in capital	419.8	231.8
Accumulated other comprehensive income	114.5	48.0
Retained earnings	903.8	587.4
Treasury stock, at cost (33,295,194 and 17,466,102 shares, respectively)	(89.6)	(93.4)
Total stockholders’ equity	1,349.9	774.5
Total liabilities and stockholders’ equity	$2,868.7	$2,219.5

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

Millions of dollars	2007	2006	2005
Cash Flows From Operations
Net earnings	$336.7	$166.2	$65.8
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	(3.1)	0.3	(6.7)
Pension settlements	1.3	—	—
Gain on sales of parts line	(3.3)	—	—
Depreciation	82.3	69.0	60.4
Amortization of intangible assets	5.8	3.3	3.1
Amortization of deferred financing fees	1.1	1.4	2.1
Deferred income taxes	4.2	(3.8)	14.0
Plant relocation and restructuring costs	—	—	3.2
Loss on early extinguishment of debt	2.3	3.1	2.6
Gain on sale of property, plant and equipment	(4.3)	(2.4)	(5.0)
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	(119.0)	(7.5)	(24.7)
Inventories	(105.2)	(160.6)	(113.5)
Other assets	(41.4)	14.4	(12.2)
Accounts payable and accrued expenses	36.7	106.7	73.2
Other liabilities	44.1	104.3	58.2
Net cash provided by operating activities of continuing operations	238.2	294.4	120.5
Net cash used for operating activities of discontinued operations	—	(0.3)	(13.8)
Net cash provided by operating activities	238.2	294.1	106.7
Cash Flows From Investing
Capital expenditures	(119.6)	(67.6)	(54.9)
Proceeds from sale of property, plant and equipment	9.8	10.3	15.1
Restricted cash	(1.6)	(15.1)	—
Business acquisitions, net of cash acquired	(79.9)	(48.1)	—
Proceeds from sale of parts product line	4.9	—	—
Purchase of marketable securities	(0.1)	(0.1)	(0.1)
Net cash used for investing activities of continuing operations	(186.5)	(120.6)	(39.9)
Net cash provided by investing activities of discontinued operations	—	—	28.3
Net cash used for investing activities	(186.5)	(120.6)	(11.6)
Cash Flows From Financing
Net proceeds from issuance of common stock	157.1	—	—
Payments on long-term debt	(113.8)	(223.5)	(77.1)
Proceeds from long-term debt	13.8	—	—
Proceeds from (payments on) short-term borrowings-net	—	(13.6)	19.9
Proceeds from (payments on) revolving credit facility-net	56.7	(4.3)	4.3
Proceeds from (payments on) notes financing - net	(4.3)	(15.4)	14.2
Debt issue costs	(0.1)	(0.2)	(1.8)
Dividends paid	(9.5)	(8.6)	(8.4)
Exercises of stock options including windfall tax benefits	27.9	30.2	10.8
Net cash provided by (used for) financing activities	127.9	(235.4)	(38.1)
Effect of exchange rate changes on cash	10.7	6.1	(3.9)
Net increase (decrease) in cash and cash equivalents	190.2	(55.8)	53.1
Balance at beginning of year	173.7	229.5	176.4
Balance at end of year	$363.9	$173.7	$229.5
Supplemental Cash Flow Information
Interest paid	$41.5	$48.3	$50.3
Income taxes paid	$141.8	$23.7	$12.2

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income

For the years ended December 31, 2007, 2006 and 2005

Millions of dollars, except shares data	2007	2006	2005
Common Stock - Shares Outstanding
Balance at beginning of year	62,121,862	30,362,501	29,949,715
Stock options exercised	936,105	1,065,668	432,590
Two-for-one stock split	62,799,852	30,605,986	—
Stock swap for stock options exercised	(6,385)	(10,593)	(19,804)
Restricted stock	29,300	98,300	—
Issuance of common stock	4,000,000	—	—
Balance at end of year	129,880,734	62,121,862	30,362,501
Common Stock - Par Value
Balance at beginning of year	$0.7	$0.4	$0.4
Issuance of common stock	0.1	—	—
Two-for-one stock split	0.6	0.3	—
Balance at end of year	$1.4	$0.7	$0.4
Additional Paid-in Capital
Balance at beginning of year	$231.8	$195.9	$188.6
Issuance of common stock	156.8	—	0.2
Two-for-one stock split	(0.6)	(0.3)	—
Stock options exercised	7.1	9.1	7.1
Restricted stock expense	2.0	1.2	—
Windfall tax benefit on stock options exercised	16.5	20.2	—
Stock option expense	6.2	5.7	—
Balance at end of year	$419.8	$231.8	$195.9
Accumulated Other Comprehensive Income
Balance at beginning of year	$48.0	$16.6	$61.0
Other comprehensive income (loss):
Foreign currency translation adjustments	47.4	35.2	(34.4)
Derivative instrument fair market adjustment, net of income taxes of $(0.4), $0.9 and $(1.4)	(0.7)	1.6	(3.5)
Adoption of FAS 158, net of income taxes of $ (3.9)	—	(7.3)	—
Additional minimum pension liability, net of income taxes of $0.0, $0.9 and $(3.5)	—	1.9	(6.5)
Employee postretirement benefits, net of income taxes of $10.7	19.8	—	—
Balance at end of year	$114.5	$48.0	$16.6
Retained Earnings
Balance at beginning of year	$587.4	$429.8	$372.4
Adoption of FIN 48	(10.8)	—	—
Net earnings	336.7	166.2	65.8
Cash dividends	(9.5)	(8.6)	(8.4)
Balance at end of year	$903.8	$587.4	$429.8
Treasury Stock
Balance at beginning of year	$(93.4)	$(99.4)	$(103.6)
Stock options exercised	3.8	6.0	3.7
Restricted stock issued	—	—	0.5
Balance at end of year	$(89.6)	$(93.4)	$(99.4)
Comprehensive Income
Net earnings	$336.7	$166.2	$65.8
Other comprehensive income (loss):
Foreign currency translation adjustments	47.4	35.2	(34.4)
Derivative instrument fair market adjustment, net of income taxes	(0.7)	1.6	(3.5)
Additional minimum pension liability, net of income taxes	—	1.9	(6.5)
Employee postretirement benefits, net of income taxes	19.8	—	—
Comprehensive income	$403.2	$204.9	$21.4

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

2.              Summary of Significant Accounting Policies

Cash Equivalents, Restricted Cash and Marketable Securities All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.  Marketable securities at December 31, 2007 and 2006, include securities which are considered “available for sale.”  The difference between fair market value and cost of these investments was not significant for either year.  Restricted cash represents cash in escrow funds which replaced outstanding letters of credit related to performance under a certain Marine contract and security for the indemnity agreement for our casualty insurance provider.

Inventories Inventories are valued at the lower of cost or market value.  Approximately 88% and 85% of the company’s inventories at December 31, 2007 and 2006, respectively, were valued using the first-in, first-out (FIFO) method.  The remaining inventories were valued using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $23.7 million and $22.9 million at December 31, 2007 and 2006, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

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

Useful lives
Patents	10-20 years
Engineering drawings	15 years
Customer relationships	10-20 years

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

Property, plant and equipment also include cranes accounted for as leases.  Equipment accounted for as leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement whereby it has guaranteed more than insignificant residual value or made a buyback commitment.  Equipment that is leased directly to the customer is accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic life.  Equipment involved in financing arrangements is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.  The amount of rental equipment included in property, plant and equipment amounted to $115.3 million and $120.0 million, net of accumulated depreciation, at December 31, 2007 and 2006, respectively.

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

Financial Instruments  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and short-term variable rate debt approximated fair value at December 31, 2007 and 2006.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $149.3 million and $151.2 million at December 31, 2007 and 2006, respectively (see Note 9, “Debt” for the related book values of these debt instruments).  The aggregate fair values of interest rate swaps, commodity contracts and foreign currency exchange contracts at December 31, 2007 and 2006 were $2.4 million and ($1.1) million, respectively.  These fair values are the amounts at which they could be settled, based on estimates obtained from financial institutions.

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

Product Liabilities The company records product liability reserves for its self-insured portion of any pending or threatened product liability actions.  The reserve is based upon two estimates.  First, the company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the company’s best judgment and the advice of legal counsel.  These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case.  Second, the company determines the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as IBNR).  This analysis is performed at least twice annually.

Foreign Currency Translation The financial statements of the company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the average exchange rate for the year for income and expense items.  Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (AOCI) as a component of stockholders’ equity.

Derivative Financial Instruments and Hedging Activities The company has written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes.  The use of financial instruments for trading purposes is strictly prohibited.  The company uses financial instruments to manage the market risk from changes in foreign exchange rates and interest rates.  The company follows the guidance of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138, and No. 149.  The fair values of all derivatives are recorded in the Consolidated Balance Sheets.  The change in a derivative’s fair value is recorded each period in current earnings or Other Comprehensive Income (OCI) depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction.

Cash Flow Hedge The company selectively hedges anticipated transactions that are subject to foreign exchange exposure or commodity price exposure, primarily using foreign currency exchange contracts and commodity contracts, respectively.  These instruments are designated as cash flow hedges in accordance with SFAS No. 133 and are recorded in the Consolidated Balance Sheets at fair value.  The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of  OCI and are subsequently reclassified into earnings when the hedge transactions, typically sales and costs related to sales, occur and affect earnings.  These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates or commodity prices.

For the years ended December 31, 2007, 2006 and 2005, no amount was recognized in earnings due to ineffectiveness of a hedge transaction.  As of December 31, 2007, the company has no floating-to-fixed interest rate swap contracts outstanding.  The amount reported as derivative instrument fair market value adjustment in the accumulated OCI account within stockholders’ equity represents the net gain (loss) on foreign exchange currency exchange contracts and commodity contracts designated as cash flow hedges, net of income taxes.

Fair Value Hedges The company periodically enters into interest rate swaps designated as a hedge of the fair value of a portion of its fixed rate debt.  These hedges effectively result in changing a portion of its fixed rate debt to variable interest rate debt.  Both the swaps and the hedged portion of the debt are recorded in the Consolidated Balance Sheets at fair value.  The change in fair value of the swaps exactly offsets the change in fair value of the hedged debt, with no net impact to earnings.  Interest expense of the hedged debt is recorded at the variable rate in earnings.  See Note 9, “Debt” for additional information related to these hedges.

The company selectively hedges cash inflows and outflows that are subject to foreign currency exposure from the date of transaction to the related payment date.  The hedges for these foreign  currency accounts receivable  and accounts payable are classified as fair value hedges in accordance with SFAS No. 133 and are recorded in the Consolidated Balance Sheets at fair value.  Gains or losses due to changes in fair value are recorded as an adjustment to earning in the Consolidated Statements of Operations.

Stock-Based Compensation At December 31, 2007, the company has five stock-based compensation plans, which are described more fully in Note 14, “Stock Based Compensation.”  Effective January 1, 2006, the company adopted SFAS No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123” (SFAS No. 123(R)), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period) of the grant.  Upon adoption, the company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the Consolidated Statements of Operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter.  The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation for the year ended December 31, 2005.

2005
Reported net earnings	$65.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(4.4)
Proforma net earnings	$61.4

Earnings (loss) per share
Basic – as reported	$0.55
Basic – pro forma	$0.51

Diluted – as reported	$0.53
Diluted – pro forma	$0.50

In addition to the compensation expense related to stock options, the company recognized $2.0 million, $1.2 million and $0.5 million of compensation expense related to restricted stock during the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue Recognition and Long-Term Contracts  Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectability of cash is reasonably assured; and delivery has occurred or services have been rendered.  Shipping and handling fees are reflected in net sales and shipping and handling costs are reflected in cost of sales in the Consolidated Statements of Operations.  Revenues under long-term contracts within the Marine segment are recorded using the percentage-of-completion method of accounting.  Revenue under these fixed-price long-term contracts are recorded based on the ratio of costs incurred to estimated total costs at completion, and costs are expensed as incurred.  Amounts representing contract change orders, claims or other items are included in revenue only when they can be reliably estimated and realization is probable.  When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period.  Anticipated losses on contracts or programs in progress are charged to earnings when identified.

Amounts related to long-term contracts accounted for according to the percentage-of-completion method included in the Consolidated Balance Sheets at December 31 were as follows:

	2007	2006

Amounts billed, included in accounts receivable	$10.8	$10.3
Recoverable costs and accrued profit on progress completed but not billed, included in other current assets	$38.0	$33.8
Amounts billed in excess of sales, included in accounts payable and accrued expenses	$65.6	$57.2

Recoverable costs and accrued profit on progress completed but not billed related to amounts not billable at the balance sheet date.  It is anticipated that such amounts will be billed in the first quarter of the subsequent year.  Amounts billed but not paid pursuant to retainage contract provisions, which are due upon completion of the contracts, were $1.9 million and $2.4 million as of December 31, 2007 and 2006, respectively, and are included in other current assets in the Consolidated Balance Sheets.

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

Research and Development  Research and development costs are charged to expense as incurred and amount to $36.1 million, $31.2 million and $26.0 million, for the years ended December 31, 2007, 2006 and 2005, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”   This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN No. 48 was effective for the company on January 1, 2007.  Upon the adoption of FIN No. 48 the Company recognized an additional tax liability of $10.8 million and a corresponding reduction in retained earnings recorded as cumulative effect of accounting change in the Consolidated Statements of Operations in the first quarter of 2007.

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

Comprehensive Income  Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholders’ equity.  Currently, these items are foreign currency translation adjustments, employee postretirement benefit adjustments and the change in fair value of certain derivative instruments.

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

Recent accounting changes and pronouncements In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for the Company on January 1, 2008.  The adoption of SFAS No. 159 did not have an impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140.”  SFAS No. 155 amends certain aspects of SFAS No. 133, primarily related to hybrid financial instruments and beneficial interests in securitized financial assets, as well as amends SFAS No. 140, related to eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. SFAS No. 155 was effective for the Company on January 1, 2007.  The adoption of SFAS No. 155 did not have an impact on the Company’s Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.”  SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 was effective for the Company on January 1, 2007.   The adoption of SFAS No. 156 did not have an impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The company has elected a partial deferral of SFAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”   This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN No. 48 was effective for the company on January 1, 2007.  Upon the adoption of FIN No. 48, the Company recognized an additional tax liability of $10.8 million and a corresponding reduction  in retained earnings recorded as a cumulative effect of accounting change in the Consolidated Statements of Operations in the first quarter of 2007.

3.              Acquisitions

On July 19, 2007, the company acquired Shirke Construction Equipments Pvt. Ltd (Shirke) for an aggregate consideration of $64.5 million including approximately $1.3 million of acquisition costs.  Headquartered in Pune, India, Shirke is a market leader in the Indian tower crane industry and has been Potain’s Indian manufacturing partner and distributor since 1982.  The aggregate consideration paid for Shirke resulted in $33.8 million of goodwill and $30.2 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Shirke acquisition at Note 7, “Goodwill and Other Intangible Assets.”

On January 3, 2007, the company acquired the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin.  The acquisition of the Carrydeck line adds six new models to the company’s product offering of mobile industrial cranes.  The aggregate consideration paid for the Carrydeck line resulted in $9.2 million of goodwill and $6.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Carrydeck acquisition at Note 7, “Goodwill and Other Intangible Assets.”

On May 26, 2006, the company acquired substantially all of the assets and business operated by McCann’s Engineering & Mfg. Co. and McCann’s de Mexico S.A. de C.V. (McCann’s). Headquartered in Los Angeles, California, and with operations in Tijuana, Mexico, McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores. McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks. McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components. The aggregate consideration paid for the McCann’s acquisition was $37.1 million, including acquisition costs of approximately $0.7 million. The acquisition resulted in approximately $14.4 million of goodwill and $14.3 million of other intangible assets being recognized by the company’s Foodservice segment. See further detail related to the goodwill and other intangible assets of the McCann’s acquisition at Note 7, “Goodwill and Other Intangible Assets.”

On January 3, 2006, the company acquired certain assets, rights and properties of ExacTech, Inc., a supplier of fabrication, machining, welding, and other services to various parties. Located in Port Washington, Wisconsin, ExacTech, Inc. now provides these services to the company’s U.S. based crane manufacturing facilities. The aggregate consideration paid for the acquisition resulted in approximately $6.5 million of goodwill being recognized by the company’s Crane segment in the first quarter of 2006.  See further detail related to the goodwill of the ExacTech, Inc. acquisition at Note 7, “Goodwill and Other Intangible Assets.”

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

The following selected financial data of Toledo Ship Repair for the years ended December 31, 2006 and 2005 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no operating results from Toledo Ship Repair for the year ended December 31, 2007.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	2006	2005

Net sales	$—	$11.3

Pretax loss from discontinued operation	$(0.5)	$(6.7)
Pretax loss on closure	—	(5.2)
Benefit for taxes on loss	(0.2)	(4.5)
Net loss from discontinued operation	$(0.3)	$(7.4)

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

The following selected financial data of DRI for the year ended 2005 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no operating results from DRI for the years ended December 31, 2007 and 2006.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

2005

Net sales	$91.1

Pretax earnings from discontinued operations	$6.3
Pretax gain on sale	17.6
Provision for taxes on earnings	9.7
Net earnings from discontinued operation	$14.2

The earnings from discontinued operations, net of income taxes, for the year ended December 31, 2007 primarily reflects favorable product liability experience related to our discontinued Manlift business which was sold in 2004.  During the second quarter of 2004, the company completed the sale of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactured the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The sale of Delta represents a discontinued operation under SFAS No. 144.  Results of Delta in prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

5.              Inventories

The components of inventories at December 31 are summarized as follows:

	2007	2006
Inventories - gross:
Raw materials	$254.6	$198.3
Work-in-process	220.9	174.2
Finished goods	188.5	187.2
Total	664.0	559.7
Less excess and obsolete inventory reserve	(42.6)	(44.4)
Net inventories at FIFO cost	621.4	515.3
Less excess of FIFO costs over LIFO value	(23.7)	(22.9)
Inventories - net	$597.7	$492.4

6.              Property, Plant and Equipment

The components of property, plant and equipment at December 31 are summarized as follows:

	2007	2006

Land	$50.9	$44.5
Building and improvements	230.9	188.5
Drydocks and dock fronts	19.5	19.9
Machinery, equipment and tooling	287.9	256.0
Furniture and fixtures	29.8	27.0
Computer hardware and software	47.3	42.1
Rental cranes	186.4	193.1
Construction in progress	66.3	32.5
Total cost	919.0	803.6
Less accumulated depreciation	(429.5)	(404.7)
Property, plant and equipment-net	$489.5	$398.9

7.              Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2007 and 2006, were as follows:

	Crane	Foodservice	Marine	Total

Balance as of January 1, 2006	$196.7	$185.7	$47.2	$429.6
ExacTech, Inc. acquisition	6.5	—	—	6.5
McCann’s acquisition	—	14.4	—	14.4
Foreign currency impact	11.6	—	—	11.6
Balance as of December 31, 2006	214.8	200.1	47.2	462.1
Carrydeck acquisition	9.2	—	—	9.2
Shirke acquisition	33.8	—	—	33.8
Foreign currency impact	13.7	—	—	13.7
Balance as of December 31, 2007	$271.5	$200.1	$47.2	$518.8

As discussed in Note 3, “Acquisitions,” during 2007, the company completed the acquisitions of the Carrydeck line of mobile industrial cranes and Shirke.  The acquisition of the Carrydeck line resulted in an increase of $9.2 million of goodwill and $6.5 million of other intangible assets being recognized by the company’s Crane segment.  The other intangible assets consist of trademarks totaling $1.2 million, which have an indefinite life, customer relationships of $4.2 million, which have been assigned a 20 year life, and non-patented technologies of $1.1 million which have been assigned a 20 year life.  The acquisition of Shirke resulted in an increase of $33.8 million of goodwill and $30.2 million of other intangible assets being recognized by the company’s Crane segment.  The other intangible assets consist of customer relationships of $10.5 million, which have been assigned a 10 year life, trademarks totaling $9.1 million, which have an indefinite life, and other intangibles of $10.6 million, which include various intangible assets that are amortized over 6 months to 6 years, which approximates their estimated useful lives.

As discussed in Note 3, during 2006, the company completed the acquisitions of McCann’s and ExacTech, Inc.  The acquisition of ExacTech, Inc. resulted in an increase of $6.5 million of goodwill and no other intangible assets. The acquisition of McCann’s resulted in an increase of $14.4 million of goodwill and $14.3 million of other intangible assets. The other intangible assets consist of trademarks totaling $7.0 million, which have an indefinite life, customer relationships of $5.8 million, which have been assigned a 13 year life, and patents of $1.5 million which have been assigned a 10 year life.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of December 31, 2007 and 2006.

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$120.9	$—	$120.9	$105.1	$—	$105.1
Customer relationships	20.4	(1.4)	19.0	5.8	(0.3)	5.5
Patents	35.2	(12.2)	23.0	31.1	(9.8)	21.3
Engineering drawings	12.0	(5.4)	6.6	12.0	(4.4)	7.6
Distribution network	21.8	—	21.8	20.5	—	20.5
Other intangibles	10.6	(1.3)	9.3	—	—	—
	$220.9	$(20.3)	$200.6	$174.5	$(14.5)	$160.0

Amortization expense recorded for the other intangible assets for the years ended December 31, 2007, 2006 and 2005 was $5.8 million, $3.3 million and $3.1 million, respectively.  Estimated amortization expense for the five years beginning in 2008 is estimated to be approximately $6.8 million per year.

8.              Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 are summarized as follows:

	2007	2006

Trade accounts and interest payable	$543.3	$439.7
Employee related expenses	95.9	76.3
Income taxes payable	6.7	62.9
Profit sharing and incentives	63.5	54.8
Unremitted cash liability	4.9	11.7
Deferred revenue - current	55.9	48.1
Amounts billed in excess of sales	65.6	57.2
Miscellaneous accrued expenses	109.7	88.9
	$945.5	$839.6

9.              Debt

Debt at December 31 is summarized as follows:

	2007	2006
Revolving credit facility	$56.7	$—
Senior subordinated notes due 2012	—	113.8
Senior notes due 2013	150.0	150.0
Fair value of interest rate swaps	0.1	(4.5)
Other	23.8	9.1
Total debt	230.6	268.4
Less current portion and short-term borrowings	(13.1)	(4.1)
Long-term debt	$217.5	$264.3

In June 2005, the company entered into a five-year, $300 million, secured revolving credit facility (Revolving Credit Facility), which replaced the company’s $125 million revolving credit facility that was due to expire in May 2006.

Borrowings under the five year, $300 million, Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio as defined by the credit agreement.  The annual commitment fee in effect at December 31, 2007 on the unused portion of the Revolving Credit Facility was 0.15%.  As of December 31, 2007, there was $56.7 million outstanding under the Revolving Credit Facility.  As of December 31, 2007, the company had $1.9 million of outstanding letters of credit outstanding secured by the Revolving Credit Facility.  The company had $241.4 million of unused availability under the terms of the Revolving Credit Facility as of December 31, 2007.  During June 2005, the company recorded a charge of $0.8 million ($0.6 million net of income taxes) for deferred financing costs related to the termination of the previous $125 million revolving credit facility.

On August 1, 2007, the company redeemed its $175 million 10 ½% senior subordinated notes due 2012. Pursuant to the terms of the indenture, the company paid the note holders 105.25 percent of the principal amount plus accrued and unpaid interest up to the redemption date. As a result of this redemption, the company incurred a charge of $12.5 million ($8.1 million net of income taxes) related to the call premium, write-off of unamortized debt issuance costs and other expenses. The charge was recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

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

On November 6, 2003, the company completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013).  The Senior Notes due 2013 are unsecured senior obligations ranking prior to the company’s Senior Subordinated Notes due 2012.  Our Revolving Credit Facility ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 21, “Subsidiary Guarantors of Senior Notes due 2013”).  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year.  The Senior Notes due 2013 can be redeemed by the company in whole or in part for a premium on or after November 1, 2008.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Notes due 2013 during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2008	103.563%
2009	102.375%
2010	101.188%
2011 and thereafter	100.000%

Our revolving credit facility and Senior Notes due 2013 contain customary affirmative and negative covenants.  In general, the covenants contained in the revolving credit facility are more restrictive than those of the Senior Notes due 2013.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The revolving credit facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the secured revolving credit facility. We were in compliance with all covenants as of December 31, 2007, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

As of December 31, 2007, the company had outstanding $56.7 million of borrowings under our revolving credit facility with an interest rate of 4.9%.  We also had outstanding $23.8 million of other indebtedness with a weighted-average interest rate of 5.5%.  This debt includes $7.9 million of outstanding bank overdrafts in China, $6.0 million of outstanding revolving credit and $4.7 million of bank overdrafts in Europe, and $5.2 million of capital lease obligations in Europe.

As of December 31, 2007, the company had two fixed-to-floating rate swap contracts which effectively converted $50.0 million of its fixed rate Senior Notes due 2013 to variable rate debt. These contracts are considered to be hedges against changes in the fair value of the fixed rate debt obligation. Accordingly, the interest rate swap contracts are reflected at fair value in its Consolidated Balance Sheets as an asset of $0.1 million as of December 31, 2007. Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. Changes during any accounting period in the fair value of the interest rate swap contract, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statements of Operations. The change in fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings for the year ended December 31, 2007. The fair value of these contracts, which represents the cost to settle these contracts, approximated a gain of $0.1 million at December 31, 2007.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

2008	$13.1
2009	8.9
2010	57.4
2011	0.5
2012	0.5
Thereafter	150.2
$230.6

10.               Accounts Receivable Securitization

The Company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at December 31, 2007 is $98.8 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segment’s businesses and the program was amended in the third quarter of 2007 to increase the capacity of the program from $90 million to $105 million.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $100.0 million at December 31, 2007.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $41.0 million for the year ended December 31, 2007. Cash collections of trade accounts receivable balances in the total receivable pool totaled $1.1 billion for the year ended December 31, 2007.

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

	Balance outstanding December 31, 2007	Balance Outstanding 60 Days or More Past Due December 31, 2007	Net Credit Losses Year Ended December 31, 2007
Trade accounts receivable subject to securitization program	$198.8	$4.4	$—

Trade accounts receivable balance sold	100.0

Retained interest	$98.8

11.       Income Taxes

Income tax expense for continuing operations is summarized below:

	2007	2006	2005
Earnings from continuing operations before income taxes:
Domestic	$214.9	$100.2	$2.9
Foreign	248.1	144.7	71.0
Total	$463.0	$244.9	$73.9

The provision for taxes on earnings (loss) from continuing operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current:
Federal	$71.1	$46.7	$(5.4)
State	11.3	3.7	(1.9)
Foreign	42.8	31.8	42.8
Total current	125.2	82.2	35.5
Deferred:
Federal and state	(0.1)	(5.5)	0.2
Foreign	4.3	1.7	(20.9)
Total deferred	4.2	(3.8)	(20.7)
Provision for taxes on earnings	$129.4	$78.4	$14.8

The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2007, 2006 and 2005 as follows:

	2007	2006	2005
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision (benefit)	1.6	1.7	(4.6)
Non-deductible book intangible asset amortization	0.1	0.2	0.4
Tax exempt export income	—	(0.5)	(1.5)
Federal manufacturing income benefit	(0.7)	—	—
Federal tax credits	(1.4)	—	(3.8)
Taxes on foreign income which differ from the U.S. statutory rate	(6.1)	(5.5)	(4.3)
Adjustments for unrecognized tax benefits	(0.9)	—	—
Other items	0.4	1.1	(1.2)
Provision for taxes on earnings	28.0%	32.0%	20.0%

The lower effective tax rate in 2007 as compared to 2006 was a result of a foreign tax credit carryforward which was recognized during the second quarter and an IRS audit settlement during the third quarter.  In addition, all periods were favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives. The lower effective tax rate in 2005 was the result of lower earnings, a research and development tax credit, and the realization of certain tax benefits that were previously reserved against due to their uncertainty.

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations.  A summary of the deferred income tax accounts at December 31 is as follows:

	2007	2006
Current deferred assets:
Inventories	$13.9	$13.2
Accounts receivable	12.1	11.4
Product warranty reserves	17.3	13.6
Product liability reserves	12.1	11.9
Other employee-related benefits and allowances	5.3	23.2
Net operating losses carryforwards, current portion	3.0	2.1
Deferred revenue, current portion	—	12.2
Other reserves and allowances	2.4	10.1
Net future income tax benefits, current	$66.1	$97.7

Non-current deferred assets (liabilities):
Property, plant and equipment	$(34.3)	$(38.9)
Intangible assets	(3.4)	(1.3)
Post retirement benefits other than pensions	20.4	20.0
Deferred employee benefits	8.6	1.1
Severance benefits	0.2	2.2
Product warranty reserves	1.3	1.3
Tax credits	4.5	6.7
Net operating loss carryforwards	17.2	22.8
Deferred revenue	14.8	8.5
Other	2.8	1.6
Total non-current deferred asset	32.1	24.0
Less valuation allowance	(4.5)	(9.7)
Net future tax benefits, non-current	$27.6	$14.3

The company’s policy is to remit earnings from foreign subsidiaries only to the extent any underlying foreign taxes are creditable in the United States.  Accordingly, the company does not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.  Undistributable earnings from continuing operations on which additional income taxes have not been provided amounted to approximately $359.7 million at December 31, 2007.  If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $125.9 million would have been necessary as of December 31, 2007.

As of December 31, 2007, the company has approximately $262.6 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire beginning 2008 through 2026.  The company also has approximately $59.5 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities.  These foreign loss carryforwards generally have no expiration under current foreign law.  The valuation allowance represents a reserve for certain foreign loss carryforwards for which realization is not “more likely than not.”

The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the Company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years

U.S. Federal	2006 — 2007
Wisconsin	1997 — 2007
Pennsylvania	2003 — 2007
France	2003 — 2007
Germany	2001 — 2007
Italy	2003 — 2007
Portugal	2003 — 2007
England	2005 — 2007
Singapore	2001 — 2007

The Internal Revenue Service (IRS) commenced an examination of the company’s U.S. income tax returns for the 2004 and 2005 tax years in the first quarter of 2007. On October 2, 2007, the company signed an assessment agreement with the IRS settling all audit issues raised. As a result of this settlement, the company recognized $2.7 million of additional R&D tax credit benefit during the third quarter of 2007. In 2006, the Wisconsin Department of Revenue (WDOR) began an examination of the company’s Wisconsin income tax returns for 1997 through 2005 that is anticipated to be completed by the end of 2008. As of December 31, 2007, the WDOR has not formally issued any assessment report. In August 2007, the German tax authorities began an examination of the company’s German entity’s income and trade tax returns for 2001 through 2005. Thus far, there have been no significant developments with regard to this German examination.

The company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007.  As a result of the adoption of FIN 48, the company recognized an additional tax liability of $10.8 million for unrecognized tax benefits, including $4.6 million of accrued interest and penalties, which was accounted for as a reduction to the January 1, 2007 retained earnings. Immediately prior to adopting FIN No. 48, the company’s total amount of unrecognized tax benefits, including $8.1 million accrued for interest and penalties, was $25.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$33.5
Additions based on tax positions related to the current year	19.5
Additions for tax positions of prior years	0.0
Reductions for tax positions of prior years	(5.1)
Reductions based on settlements with taxing authorities	(9.6)
Reductions as a result of lapse of the applicable statute of limitations	(1.3)
Balance at December 31, 2007	$37.0

$36.7 million of the company’s unrecognized tax benefits (including reversal of interest and penalties and state benefits of net federal tax effects) as of December 31, 2007, if recognized, would affect the effective tax rate.

The company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.  During the years ended December 31, 2007, 2006, and 2005, the company accrued ($1.9) million, $0.5 million, and $1.0 million for the payment of interest and penalties related to uncertain tax liabilities.  As of the year ended December 31, 2007, the Company has accrued interest and penalties of $6.2 million.

During the next 12 months, the company does not expect any significant changes in its unrecognized tax benefits.

12.  Earnings Per Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	2007	2006	2005
Basic weighted average common shares outstanding	124,667,931	122,449,148	120,586,420
Effect of dilutive securities - stock options and restricted stock	2,821,485	3,122,384	2,465,648
Diluted weighted average common shares outstanding	127,489,416	125,571,532	123,052,068

For the years ended December 31, 2007, 2006 and 2005, 0.0 million, 0.3 million, and 0.2 million, respectively, common shares issuable upon the exercise of stock options, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

13.  Stockholders’ Equity

Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

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

As explained in the Rights Agreement, the Rights become exercisable on the “Distribution Date”, which is that date that any of the following occurs: (1) 10 days following a public announcement that a person or group of affiliated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock of the Company; or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock.  The Rights will expire at the close of business on March 29, 2017, unless earlier redeemed or exchanged by the Company as described in the Rights Agreement.

On July 26, 2007, the board of directors authorized a two-for-one split of the company’s common stock.  Record holders of Manitowoc’s common stock at the close of business on August 31, 2007 received on September 10, 2007 one additional share of common stock for every share of Manitowoc common stock they owned as of August 31, 2007.  Manitowoc shares outstanding at the close of business on August 31, 2007 totaled 62,787,642.  The company’s common stock began trading at its post-split price at the beginning of trading on September 11, 2007.  Per share, share and stock option amounts within this Annual Report on Form 10-K for all periods presented have been adjusted to reflect the stock split.

The amount and timing of the quarterly dividend is determined by the board of directors at its regular meetings each year.  In the year ended December 31, 2007, the Company paid a quarterly dividend of $0.0175 (adjusted for the stock split in September of 2007) in cash the first two quarters and paid a quarterly dividend of $0.02 in cash in each of the last two quarters for a cumulative dividend in 2007 of $0.075 per share.

Currently, the company has authorization to purchase up to 10 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) of common stock at management’s discretion.  As of December 31, 2007, the company had purchased approximately 7.6 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2007, 2006 or 2005.

In November 2007, we sold, pursuant to an underwritten public offering, approximately 4.0 million shares of our common stock at a price of $39.48 per share to the public.  The offering was undertaken to meet anticipated investor demand for the company’s common stock in connection with Standard & Poor’s decision to add the company to the S&P 500 Index as of the close of trading on November 15.  Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $156.9 million.  We used the proceeds for general corporate purposes.

The components of accumulated other comprehensive income as of December 31, 2007 and 2006 are as follows:

	2007	2006
Foreign currency translation	$116.6	$69.2
Derivative instrument fair market value, net of income taxes	1.4	2.1
Employee postretirement benefit adjustments, net of income taxes	(3.5)	(23.3)
	$114.5	$48.0

14.  Stock Based Compensation

Effective January 1, 2006, the company adopted SFAS No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123” (SFAS No. 123(R)), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period) of the grant.  Upon adoption, the company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter.  Prior periods’ stock-based compensation expense is still presented on a pro-forma basis.

As a result of the adoption of SFAS No. 123(R), the company recognized $6.2 million ($4.5 million after taxes) and $5.7 million ($3.9 million after taxes) of pre tax compensation expense associated with stock options for the years ended December 31, 2007 and 2006, respectively.

The company maintains the following stock plans:

The Manitowoc Company, Inc. 1995 Stock Plan provides for the granting of stock options, restricted stock and limited stock appreciation rights as an incentive to certain employees.  Under this plan, stock options to acquire up to 10.1 million shares of common stock, in the aggregate, may be granted under the time-vesting formula at an exercise price equal to the market price of the common stock at the close of business or the business day immediately preceding the date of grant.  The options become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  The restrictions on any restricted shares granted under the plan lapse in one-third increments on each anniversary of the grant date.  Awards are no longer granted under this plan.  Awards surrendered under this plan become available for granting under the 2003 Incentive Stock and Awards Plan.

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan (2003 Stock Plan) provides for both short-term and long-term incentive awards for employees.  Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, and performance share or performance unit awards.  The total number of shares of the company’s common stock originally available for awards under the 2003 Stock Plan was 12.0 million shares (adjusted for all stock splits since the plan’s inception) and is subject to further adjustments for stock splits, stock dividends and certain other transactions or events in the future.  Options under this plan are exercisable at such times and subject to such conditions as the compensation committee should determine.  Options granted under the plan to date become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  Restrictions on restricted stock awarded under this plan lapse 100% on the third anniversary of the grant date.  There have been no awards of stock appreciation rights, performance shares or performance units.

The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan (1995 Stock Plan) provides for the granting of stock options to non-employee members of the board of directors.  Under this plan, stock options to acquire up to 0.7 million shares (adjusted for all stock splits since the plan’s inception and is subject to further adjustments for stock splits, stock dividends and certain other transactions or events in the future) of common stock, in the aggregate, may be granted under a time-vesting formula and at an exercise price equal to the market price of the common stock at the date of grant.  For the 1999 Stock Plan, the options are exercisable in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  During 2004, this plan was frozen and replaced with the 2004 Director Stock Plan.

The 2004 Non-Employee Director Stock and Awards Plan (2004 Stock Plan) was approved by the shareholders of the company during the 2004 annual meeting and it replaces The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan.  Stock-based awards may take the form of stock options, restricted stock, or restricted stock units.  The total number of shares of the company’s common stock originally available for awards under the 2004 Stock Plan was 0.9 million (adjusted for all stock splits since the plan’s inception and is subject to further adjustments for stock splits, stock dividends and certain other transactions or events in the future).  Stock options awarded under the plan vest immediately and expire ten years subsequent to the grant date.  Restrictions on restricted stock awarded to date under the plan lapse on the third anniversary of the award date.

With the acquisition of Grove, the company inherited the Grove Investors, Inc. 2001 Stock Incentive Plan.  Outstanding Grove stock options under the Grove Investors, Inc. 2001 Stock Incentive Plan were converted into options to acquire Manitowoc Stock at the date of acquisition.  Under this plan, after the conversion of Grove stock options to Manitowoc stock options, stock options to acquire 0.1 million shares (adjusted for all stock splits since the plan’s inception and is subject to further adjustments for stock splits, stock dividends and certain other transactions or events in the future) of common stock of the company were outstanding.  These options are fully vested and expire on September 25, 2011.  No additional options may be granted under the Grove Investors, Inc. 2001 Stock Incentive Plan.

A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price):

		Weighted
		Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Options outstanding as of January 1, 2006	7.0	$7.25
Granted	1.2	22.42
Exercised	(2.2)	6.21
Cancelled	(0.5)	10.75
Options outstanding as of December 31, 2006	5.5	$11.04

Granted	0.8	30.78
Exercised	(1.6)	7.26
Cancelled	(0.2)	17.16
Options outstanding as of December 31, 2007	4.5	15.43	$40.6

Options exerciseable as of:
January 1, 2006	3.0	$6.32
December 31, 2006	1.7	$6.71
December 31, 2007	1.6	$8.85	$22.3

The outstanding stock options at December 31, 2007 have a range of exercise prices of $4.23 to $47.84 per option.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2007 (in millions, except weight average remaining contractual life and weighted average exercise price).

		Weighted Average
		Remaining
	Outstanding	Contractual	Weighted Average	Exercisable	Weighted Average
Range of Exercise Price	Options	Life (Years)	Exercise Price	Options	Exercise Price

$4.23 - $6.00	0.3	4.6	$4.77	0.2	$4.78
$6.01 - $7.00	0.6	4.3	6.31	0.7	6.31
$7.01 - $9.00	0.6	5.4	7.90	0.4	8.09
$9.01 - $10.20	0.6	7.3	10.11	0.1	10.14
$10.21 - $18.00	0.5	6.8	10.58	0.1	10.34
$18.01 - $25.00	0.5	7.8	18.90	—	18.92
$25.01 - $27.50	0.6	8.3	26.10	0.1	26.10
$27.51 - $29.52	0.7	9.0	29.51	—	29.52
$35.97 - $47.84	0.1	9.6	40.11	—	40.11
	4.5	6.9	$15.43	1.6	$8.85

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

As of December 31, 2007, the company has $13.5 million of unrecognized compensation expense which will be recognized over the next five years.

The weighted average fair value of options granted per share during the years ended December 31, 2007, 2006 and 2005 was $12.56, $9.60 and $7.57, respectively.  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2007	2006	2005

Expected life (years)	6.0	7.0	7.3
Risk-free interest rate	4.4%	4.8%	3.8%
Expected volatility	35.0%	34.0%	32.0%
Expected dividend yield	0.3%	0.6%	0.8%

For the years ended December 31, 2007, 2006 and 2005 the total intrinsic value of stock options exercised was $45.9 million, $46.5 million and $8.9 million, respectively.

15. Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated remaining cost to complete the clean up of this site is approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at December 31, 2007 and 2006 is $0.9 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of the company’s wholly-owned subsidiary Diversified Refrigeration, LLC, (f/k/a Diversified Refrigeration, Inc.) (DRI) certain contaminants in the soil and ground water associated with the facility were identified. As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified. Estimates indicate that the costs to remediate this site are approximately $2.0 million. During December 2005, the company recorded a $2.0 million reserve for these estimated costs. This charge was recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005. The company’s remaining estimated liability for this matter, included in other accounts payable and accrued expenses in the Consolidated Balances Sheets at December 31, 2007 and 2006 is $1.7 million and $1.8 million, respectively. Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of December 31, 2007, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2007, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheets at December 31, 2007, were $34.7 million; $14.5 million was reserved specifically for actual cases and $20.2 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2007 and 2006, the company had reserved $92.1 million and $69.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

The company has been in negotiations with one of its Marine customers to recover certain cost overruns that resulted from change orders related to a particular contract.  During the third quarter of 2005, due to the fact that these negotiations were not successful within a timeframe satisfactory to the company, the company filed a lawsuit seeking recovery of these cost overruns from the customer.  The customer subsequently filed a counter suit against the company in the fourth quarter of 2005. During the fourth quarter of 2005, the company established a reserve of $10.2 million to reflect the inherent uncertainties in litigation of this type.  The $10.2 million reserve was recorded in cost of sales of the Marine segment in the Consolidated Statements of Operations for the year ended December 31, 2005.  Although we have established this reserve, we believe we are contractually entitled to these cost recoveries and we are in current negotiations with this customer to obtain recovery of amounts owed.

16. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at December 31, 2007 and 2006 was $102.4 million and $118.5 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2007 and 2006 was $128.4 million and $157.1 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2013.

During the years ended December 31, 2007 and 2006, the company sold $14.2 million and $14.9 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2007 and 2006 customers have paid $18.5 million and $30.2 million, respectively, of the notes to the third party financing companies.  As of December 31, 2007 and 2006, the outstanding balance of the notes receivables guaranteed by the company was $18.2 million and $22.3 million, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the years ended December 31, 2007 and 2006.

	2007	2006
Balance at beginning of period	$69.4	$55.4
Accruals for warranties issued during the period	65.6	50.2
Acquisitions	—	0.2
Settlements made (in cash or in kind) during the period	(45.8)	(39.2)
Currency translation	2.9	2.8
Balance at end of period	$92.1	$69.4

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

18. Employee Benefit Plans

Savings and Investment Plans The company sponsors a defined contribution savings plan that allows substantially all domestic employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specific guidelines.  Effective January 1, 2007 the plan was revised to increase the company match to 100% of the participants’ contributions up to 4% from 3% previously, and match an additional 50% of the participants’ contributions between 4% to a maximum of 8% from 3% to a maximum of 6% previously, of the participants’ compensation.  The company also provides retirement benefits through noncontributory deferred profit sharing plans covering substantially all employees.  Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $36.1 million, $30.0 million and $21.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  The company adopted SFAS No. 158 as of December 31, 2006 which resulted in adjustments to total assets, total liabilities, and accumulated other comprehensive income, net of tax of $(11.2) million, $3.9 million, and $7.3 million, respectively.

The components of period benefit costs for the years ended December 31, 2007, 2006 and 2005 are as follows:

	US Pension Plans			Non-U.S. Pension Plans			Postretirement Health and Other
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost - benefits earned during the year	$—	$—	$—	$2.1	$2.1	$1.3	$0.7	$0.9	$0.9
Interest cost of projected benefit obligation	7.0	6.4	6.4	3.6	4.4	3.9	3.3	3.2	3.3
Expected return on assets	(7.0)	(6.4)	(6.4)	(3.1)	(3.5)	(2.9)	—	—	—
Amortization of prior service cost	—	—	—	—	—	(0.1)	—	—	—
Amortization of actuarial net (gain) loss	0.7	0.8	0.4	—	0.1	—	0.3	0.1	0.1
Settlement gain recognized	—	—	—	0.8	—	0.1	—
Special termination benefit	—	—	—	5.3	—	—	—	—	—
Net periodic benefit cost	$0.7	$0.8	$0.4	$8.7	$3.1	$2.3	$4.3	$4.2	$4.3
Weighted average assumptions:– Discount rate	5.75%	5.50%	5.75%	4.81%	4.53%	4.75%	5.75%	5.50%	5.75%
Expected return on plan assets	5.75%	8.25%	8.25%	5.74%	6.37%	5.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.88%	3.53%	3.50%	N/A	N/A	N/A

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2007 and 2006.

	US Pension Plans		Non-U.S. Pension Plans		Postretirement Health and Other
	2007	2006	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning of year	$124.1	$119.2	$100.7	$88.5	$59.9	$60.2
Service cost	—	—	2.1	2.1	0.7	0.9
Interest cost	7.0	6.4	3.6	4.4	3.3	3.2
Participant contributions	—	—	0.1	0.1	2.0	1.7
Plan settlements	—	—	(37.7)	—	—	—
Special termination benefits	—	—	5.3	—	—	—
Actuarial loss (gain)	(12.5)	3.2	(5.1)	(2.1)	(9.4)	1.0
Currency translation adjustment	—	—	3.6	11.0	—	—
Benefits paid	(4.7)	(4.7)	(8.9)	(3.3)	(6.3)	(7.1)
Benefit obligation, end of year	113.9	124.1	63.7	100.7	50.2	59.9
Change in Plan Assets
Fair value of plan assets, beginning of year	88.0	79.9	72.4	54.3	—	—
Actual return on plan assets	8.0	8.5	4.4	4.9	—	—
Employer contributions	28.0	4.3	19.2	9.6	4.4	5.4
Participant contributions	—	—	0.1	0.1	1.9	1.7
Plan settlements	—	—	(37.7)	—	—	—
Currency translation adjustment	—	—	1.9	6.8	—	—
Benefits paid	(4.7)	(4.7)	(8.9)	(3.3)	(6.3)	(7.1)
Fair value of plan assets, end of year	119.2	88.0	51.4	72.4	—	—
Funded status	$5.3	$(36.1)	$(12.3)	$(28.3)	$(50.2)	$(59.9)
Amounts recognized in the Consolidated Balance sheet at December 31
Prepaid benefit cost	$—	$—	$—	$—	$—	$—
Pension asset	11.9	—	3.4	—	—	—
Pension obligation	(6.6)	(36.1)	(15.7)	(28.3)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(50.2)	(59.9)
Net amount recognized	$5.3	$(36.1)	$(12.3)	$(28.3)	$(50.2)	$(59.9)
Weighted-Average Assumptions
Discount rate	6.50%	5.75%	5.68%	4.81%	6.50%	5.75%
Expected return on plan assets	6.50%	5.75%	6.03%	5.74%	N/A	N/A

Amounts recognized in accumulated other comprehensive income as of December 31, 2007 and 2006, consist of the following:

	Pensions		Postretirement health and other
	2007	2006	2007	2006
Net actuarial gain (loss)	$(4.8)	$(26.1)	$0.5	$(8.7)
Prior service credit	0.3	0.3	—	—
Total amount recognized	$(4.5)	$(25.8)	$0.5	$(8.7)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are not significant for the pension and the postretirement health and other plans.

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007.  The rate was assumed to decrease gradually to 5.0% for 2014 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$0.4	$(0.3)
Effect on the health care component of the accumulated postretirement benefit obligation	$4.1	$(4.2)

It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the U.S. pension plans at December 31, 2007 and 2006, by asset category are as follows:

	2007	2006
Equity	10.0%	60.9%
Fixed income	90.0	31.3
Real estate	—	—
Other	—	7.8
	100.0%	100.0%

The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2007 and 2006, by asset category are as follows:

	2007	2006
Equity	33.5%	58.6%
Fixed income	63.5	39.2
Real estate	1.0	0.5
Other	2.0	1.7
	100.0%	100.0%

The board of directors has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts.  The Committee is committed to diversification to reduce the risk of large losses.  On a quarterly basis, the Committee reviews progress towards achieving the pension plans’ and individual managers’ performance objectives.

The three U.S. pension plans had benefit accruals frozen during 2003.  Effective January 1, 2007, the company merged all U.S. pension plans together and made a contribution of $27.2 million that is expected to fully fund the ongoing pension liability.  The company also changed its investment policy to more closely align the interest rate sensitivity of its pension assets with the corresponding liabilities.  The resulting asset allocation is approximately 10% equities and 90% fixed income.  This funding and change in allocation removed a significant portion of the U.S. pension’s volatility arising from unpredictable changes in interest rates and the equity markets.  This decision will protect the company’s balance sheet as well as support its goal of minimizing unexpected future pension cash contributions based upon the new provisions of the Pension Protection Act and protect our employees’ benefits.

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

The expected 2008 contributions for the U.S. pension plans are as follows: the minimum contribution for 2008 is $0.6 million; the discretionary contribution is $0 million; and the non-cash contribution is $0.  The expected 2008 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2008 is $3.9 million; the discretionary contribution is $0; and the non-cash contribution is $0.  Expected company paid claims for the postretirement health and life plans are $3.9 million for 2008.  Projected benefit payments from the plans as of December 31, 2007 are estimated as follows:

	U.S Pension	Non-U.S.	Postretirement Health and
	Plans	Pension Plans	Other
2008	$4.9	$3.0	$3.9
2009	5.1	2.8	4.0
2010	5.4	3.3	4.1
2011	5.8	3.3	4.2
2012	6.3	2.8	4.3
2013 — 2017	38.5	21.2	23.8

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2007 and 2006 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
	2007	2006	2007	2006
Projected benefit obligation	6.6	124.1	13.9	91.1
Accumulated benefit obligation	6.6	124.1	13.4	87.0
Fair value of plan assets	—	88.0	—	62.3

The accumulated benefit obligation for all U.S. pension plans as of December 31, 2007 and 2006 was $6.6 million and $124.1 million, respectively.  The accumulated benefit obligation for all non-U.S. pension plans as of December 31, 2007 and 2006 was $22.3 million and $98.2 million, respectively.

The measurement date for all plans is December 31, 2007.

The company maintains a target benefit plan for certain executive officers of the company that is unfunded.  Expenses related to the plan in the amount of $3.0 million, $1.9 million and $1.4 million were recorded in 2007, 2006 and 2005, respectively.  Amounts accrued as of December 31, 2007 and 2006 related to this plan were $13.4 million and $9.1 million, respectively.

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

Program A is accounted for as a plan which does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $0.2 million at December 31, 2007 and $0.5 million at December 31, 2006.  These amounts are offset in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Program B is accounted for as a plan which permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, included in other non-current assets, and obligation, included in other non-current liabilities, were both $13.1 million at December 31, 2007 and $11.2 million at December 31, 2006.  The net impact on the Consolidated Statements of Operations was $0 for the years ended December 31, 2007, 2006 and 2005.

19. Leases

The Company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $28.0 million, $23.6 million and $21.7 million in 2007, 2006 and 2005, respectively.  Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2007, are payable as follows:

2008	$24.4
2009	16.8
2010	12.6
2011	7.3
2012	4.4
Thereafter	13.4

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense and income tax expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2007, 2006 and 2005 is as follows.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segments operating earnings for each year below.

Condensed Consolidating Statement of Operations

For the year ended December 31, 2007

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$2,416.5	$2,091.2	$(502.7)	$4,005.0
Costs and expenses:
Cost of sales	—	1,927.5	1,668.6	(502.7)	3,093.4
Engineering, selling and administrative expenses	47.1	187.3	167.5	—	401.9
Gain on sale of parts line	—	(3.3)	—	—	(3.3)
Pension settlements	1.3	—	4.0	—	5.3
Amortization expense	—	1.9	3.9	—	5.8
Curtailment gain	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	(303.2)	(5.1)	—	308.3	—
Total costs and expenses	(254.8)	2,108.3	1,844.0	(194.4)	3,503.1

Operating earnings (loss) from continuing operations	254.8	308.2	247.2	(308.3)	501.9

Interest expense	(22.7)	(4.8)	(8.8)	—	(36.3)
Management fees	59.5	(60.3)	0.8	—	—
Loss on debt extinguishment	(12.5)	—	—	—	(12.5)
Other income (expense) - net	70.7	(18.7)	(42.1)	—	9.9
Total other income (expenses) - net	95.0	(83.8)	(50.1)	—	(38.9)

Earnings (loss) from continuing operations before taxes on income (loss)	349.8	224.4	197.1	(308.3)	463.0

Provision (benefit) for taxable income (loss)	13.1	61.7	54.6	—	129.4
Earnings from continuing operations	336.7	162.7	142.5	(308.3)	333.6

Earnings (loss) from discontinued operations, net of income taxes	—	2.0	1.1	—	3.1
Loss on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	$336.7	$164.7	$143.6	$(308.3)	$336.7

Condensed Consolidating Statement of Operations

For the year ended December 31, 2006

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$1,879.4	$1,366.2	$(312.3)	$2,933.3
Costs and expenses:
Cost of sales	—	1,514.2	1,084.1	(312.3)	2,286.0
Engineering, selling and administrative expenses	41.4	166.1	134.1	—	341.6
Amortization expense	—	1.5	1.8	—	3.3
Plant consolidation and restructuring costs	—	—	—	—	—
Curtailment gain	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	(180.6)	1.5	—	179.1	—
Total costs and expenses	(139.2)	1,683.3	1220.0	(133.2)	2630.9	2

Operating earnings (loss) from continuing operations	139.2	196.1	146.2	(179.1)	302.4

Interest expense	(34.0)	(1.3)	(11.0)	—	(46.3)
Management fees	39.8	(39.8)	—	—	—
Loss on debt extinguishment	(14.4)	—	—	—	(14.4)
Other income (expense) - net	33.6	(21.0)	(9.4)	—	3.2
Total other income (expenses) - net	25.0	(62.1)	(20.4)	—	(57.5)

Earnings (loss) from continuing operations before taxes on income (loss)	164.2	134.0	125.8	(179.1)	244.9

Provision (benefit) for taxable income (loss)	(2.0)	43.7	36.7	—	78.4
Earnings from continuing operations	166.2	90.3	89.1	(179.1)	166.5

Earnings (loss) from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Loss on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	$166.2	$90.0	$89.1	$(179.1)	$166.2

Condensed Consolidating Statement of Operations

For the year ended December 31, 2005

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$1,419.9	$1,083.7	$(249.5)	$2,254.1
Costs and expenses:
Cost of sales	—	1,192.0	889.7	(249.5)	1,832.2
Engineering, selling and administrative expenses	24.7	141.3	116.3	—	282.3
Amortization expense	—	1.0	2.1	—	3.1
Plant consolidation and restructuring costs	—	3.2	—	—	3.2
Equity in (earnings) loss of subsidiaries	(78.2)	(1.8)	—	80.0	—
Total costs and expenses	(53.5)	1,335.7	1,008.1	(169.5)	2,120.8

Operating earnings (loss) from continuing operations	53.5	84.2	75.6	(80.0)	133.3

Interest expense	(47.5)	(2.0)	(4.3)	—	(53.8)
Management fees	26.7	(26.7)	—	—	—
Loss on debt extinguishment	(9.1)	—	—	—	(9.1)
Other net income (expense) - net	39.5	(23.7)	(12.3)	—	3.5
Total other income (expense) - net	9.6	(52.4)	(16.6)	—	(59.4)

Earnings (loss) from continuing operations before taxes on income (loss)	63.1	31.8	59.0	(80.0)	73.9

Provision (benefit) for taxes on income (loss)	(2.7)	(1.3)	18.8	—	14.8
Earnings from continuing operations	65.8	33.1	40.2	(80.0)	59.1

Earnings from discontinued operations, net of income taxes	—	0.9	—	—	0.9
Gain on sale or closure of discontinued operations, net of income taxes	—	5.8	—	—	5.8
Net earnings	$65.8	$39.8	$40.2	$(80.0)	$65.8

Condensed Consolidating Balance Sheet

As of December 31, 2007

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$194.9	$22.3	$146.7	$—	$363.9
Marketable securities	2.5	—	—	—	2.5
Restricted cash	15.5	—	1.2	—	16.7
Account receivable-net	0.5	117.4	309.2	—	427.1
Inventories-net	—	208.2	389.5	—	597.7
Deferred income taxes	46.6	—	19.5	—	66.1
Other current assets	0.7	53.3	47.6	—	101.6
Total current assets	260.7	401.2	913.7	—	1,575.6

Property, plant and equipment - net	9.5	199.3	280.7	—	489.5
Goodwill-net	—	325.9	192.9	—	518.8
Other intangible assets	—	71.6	129.0	—	200.6
Deferred income taxes	25.0	—	2.6	—	27.6
Other non-current assets	38.0	9.8	8.8	—	56.6
Investments in affiliates	948.6	8.4	—	(957.0)	—
Total assets	$1,281.8	$1,016.2	$1,527.7	$(957.0)	$2,868.7

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$32.5	$374.8	$538.2	$—	$945.5
Short-term borrowings	—	—	13.1	—	13.1
Product warranties	—	39.5	41.8	—	81.3
Product liabilities	—	30.0	4.7	—	34.7
Total current liabilities	32.5	444.3	597.8	—	1,074.6

Long-term debt	150.1	—	67.4	—	217.5
Pension obligations	6.4	0.6	15.3	—	22.3
Postretirement health and other benefit obligations	50.2	—	1.1	—	51.3
Long-term deferred revenue	—	16.6	44.0	—	60.6
Intercompany	(354.6)	(253.0)	607.6	—	—
Other non-current liabilities	47.3	16.0	29.2	—	92.5
Total non-current liabilities	(100.6)	(219.8)	764.6	—	444.2
Stockholders’ equity	1,349.9	791.7	165.3	(957.0)	1,349.9
Total liabilities and stockholders’ equity	$1,281.8	$1,016.2	$1,527.7	$(957.0)	$2,868.7

Condensed Consolidating Balance Sheet

As of December 31, 2006

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$20.4	$22.9	$130.4	$—	$173.7
Marketable securities	2.4	—	—	—	2.4
Restricted cash	15.1	—	—	—	15.1
Account receivable-net	0.3	92.3	192.6	—	285.2
Inventories-net	—	203.7	288.7	—	492.4
Deferred income taxes	61.3	—	36.4	—	97.7
Other current assets	0.6	44.8	30.8	—	76.2
Total current assets	100.1	363.7	678.9	—	1,142.7

Property, plant and equipment - net	9.2	162.1	227.6	—	398.9
Goodwill-net	—	311.9	150.2	—	462.1
Other intangible assets	—	67.0	93.0	—	160.0
Deferred income taxes	15.2	—	(0.9)	—	14.3
Other non-current assets	23.4	11.7	6.4	—	41.5
Investments in affiliates	623.8	3.4	—	(627.2)	—
Total assets	$771.7	$919.8	$1,155.2	$(627.2)	$2,219.5

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$65.4	$335.1	$439.1	$—	$839.6
Short-term borrowings	—	—	4.1	—	4.1
Product warranties	—	33.1	26.5	—	59.6
Product liabilities	—	30.1	2.0	—	32.1
Total current liabilities	65.4	398.3	471.7	—	935.4

Long-term debt	259.3	—	5.0	—	264.3
Pension obligations	29.3	10.9	24.3	—	64.5
Postretirement health and other benefit obligations	59.9	—	—	—	59.9
Long-term deferred revenue	—	9.7	61.9	—	71.6
Intercompany	(441.6)	(76.7)	518.3	—	—
Other non-current liabilities	24.8	15.3	9.2	—	49.3
Total non-current liabilities	(68.3)	(40.8)	618.7	—	509.6
Stockholders’ equity	774.6	562.3	64.8	(627.2)	774.5
Total liabilities and stockholders’ equity	$771.7	$919.8	$1,155.2	$(627.2)	$2,219.5

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2007

	Parent	Guarantor	Non- guarantor	Total
Net cash provided by operating activities	$64.2	$186.3	$(12.3)	$238.2

Cash flows from investing activities:
Capital expenditures	(2.5)	(54.7)	(62.4)	(119.6)
Business acquisition, net of cash acquired	—	(15.9)	(64.0)	(79.9)
Restricted cash	(0.4)	—	(1.2)	(1.6)
Proceeds from sale of property, plant and equipment	—	0.3	9.5	9.8
Proceeds from sale of parts product line	—	4.9	—	4.9
Purchase of marketable securities	(0.1)	—	—	(0.1)
Intercompany investing	51.6	(118.0)	66.4	—
Net cash provided by (used for) investing activities of continuing operations	48.6	(183.4)	(51.7)	(186.5)
Net cash provided by investing activities of discontinued operations	—	—	—	—
Net cash provided by (used for) investing activities	48.6	(183.4)	(51.7)	(186.5)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	13.8	13.8
Payments on long-term debt	(113.8)	—	—	(113.8)
Proceeds from (payments) on revolving credit facility	—	—	56.7	56.7
Proceeds from notes financing – net	—	(3.4)	(0.9)	(4.3)
Debt issue costs	(0.1)	—	—	(0.1)
Dividends paid	(9.5)	—	—	(9.5)
Net proceeds of equity offering	157.1	—	—	157.1
Exercise of stock options	28.0	—	—	28.0
Net cash used for financing activities	61.7	(3.4)	69.6	127.9
Effect of exchange rate changes on cash	—	—	10.7	10.7
Net increase in cash and cash equivalents	174.4	(0.5)	16.3	190.2
Balance at beginning of year	20.4	22.9	130.4	173.7
Balance at end of year	$194.8	$22.4	$146.7	$363.9

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2006

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by operating activities	$26.0	$143.1	$125.0	$294.1

Cash flows from investing activities:
Capital expenditures	(1.8)	(27.3)	(38.5)	(67.6)
Business acquisition, net of cash acquired	—	(48.1)	—	(48.1)
Restricted cash	(15.1)	—	—	(15.1)
Proceeds from sale of property, plant and equipment	—	0.7	9.6	10.3
Sale of marketable securities	(0.1)	—	—	(0.1)
Intercompany investing	71.7	(48.7)	(23.0)	—
Net cash provided by (used for) investing activities of continuing operations	54.7	(123.4)	(51.9)	(120.6)
Net cash provided by investing activities of discontinued operations	—	—	—	—
Net cash provided by (used for) investing activities	54.7	(123.4)	(51.9)	(120.6)
Cash flows from financing activities:
Proceeds from senior notes	—	—	—	—
Payments on long-term debt	(223.5)	—	—	(223.5)
Proceeds on short-term borrowings -net	—	—	(13.6)	(13.6)
Proceeds from (payments) on revolving credit facility	(4.3)	—	—	(4.3)
Proceeds from notes financing - net		(6.3)	(9.1)	(15.4)
Debt issue costs	(0.2)	—	—	(0.2)
Dividends paid	(8.6)	—	—	(8.6)
Exercise of stock options	30.2	—	—	30.2
Net cash used for financing activities	(206.4)	(6.3)	(22.7)	(235.4)
Effect of exchange rate changes on cash	—	—	6.1	6.1
Net increase in cash and cash equivalents	(125.7)	13.4	56.5	(55.8)
Balance at beginning of year	146.4	9.7	73.4	229.5
Balance at end of year	$20.7	$23.1	$129.9	$173.7

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2005

	Parent	Guarantor	Non-guarantor	Total

Net cash provided by operating activities	$2.1	$20.0	$84.6	$106.7

Cash flows From investing activities:
Capital expenditures	(1.0)	(18.6)	(35.3)	(54.9)
Proceeds from sale of property, plant and equipment	—	2.3	12.8	15.1
Purchase of marketable securities	(0.1)	—	—	(0.1)
Intercompany investing	66.0	(31.7)	(34.3)	—
Net cash provided by (used for) investing activities of continuing operations	64.9	(48.0)	(56.8)	(39.9)
Net cash provided by investing activities of discontinued operations	—	28.3	—	28.3
Net cash provided by (used for) investing activities	64.9	(19.7)	(56.8)	(11.6)
Cash flows from financing activities:
Payments on long-term debt	(61.3)	—	(15.8)	(77.1)
Proceeds from short-term borrowings - net	—	—	19.9	19.9
Proceeds from revolving credit facility	4.3	—	—	4.3
Proceeds from notes financing – net	—	13.9	.3	14.2
Debt issue costs	(1.8)	—	—	(1.8)
Dividends paid	(8.4)	—	—	(8.4)
Exercises of stock options	10.8	—	—	10.8
Cash provided by (used for) financing activities	(56.4)	13.9	4.4	(38.1)
Effect of exchange rate changes on cash	—	—	(3.9)	(3.9)
Net increase in cash and cash equivalents	10.6	14.2	28.3	53.1
Balance at beginning of year	135.8	(4.5)	45.1	176.4
Balance at end of year	$146.4	$9.7	$73.4	$229.5

22. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2007 and 2006 is as follows:

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$862.1	$1,018.6	$1,006.2	$1,118.2	$633.0	$746.2	$779.0	$775.2
Gross profit	195.4	240.0	224.8	251.5	135.2	172.0	169.3	170.8
Earnings from continuing operations	64.1	97.5	75.9	96.1	30.0	42.2	50.4	43.9
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	—	—	3.1	(0.3)	—	—	—
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—	—	—	—
Net earnings (loss)	$64.1	$97.5	$75.9	$99.2	$29.7	$42.2	$50.4	$43.9

Basic earnings per share:
Earnings from continuing operations	$0.52	$0.78	$0.61	$0.76	$0.25	$0.34	$0.41	$0.35
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	—	—	0.02	(0.01)	—	—	—
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—	—	—	—
Net earnings	$0.52	$0.78	$0.61	$0.78	$0.24	$0.34	$0.41	$0.35

Diluted earnings per share:
Earnings from continuing operations	$0.51	$0.76	$0.59	$0.74	$0.24	$0.33	$0.40	$0.35
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	—	—	0.02	—	—	—	—
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—	—	—	—
Net earnings	$0.51	$0.76	$0.59	$0.76	$0.24	$0.33	$0.40	$0.35

Dividends per common share	$0.02	$0.02	$0.0175	$0.0175	$0.0175	$0.0175	$0.0175	$0.0175

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

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2007, the company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

We made no change in our internal control over financial reporting during the last fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections of the 2008 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2008 Proxy Statement captioned “Compensation of Directors,” “Executive Compensation,” “Report of the

Compensation and Benefits Committee on Executive Compensation,” and “Contingent Employment Agreements.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections of the 2008 Proxy Statement captioned “Ownership of Securities” and the subsection captioned “Equity Compensation Plans.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2008 Proxy Statement captioned “Other Information — Independent Public Accountants.”

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1)	Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Date.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:

Financial Statement Schedule for the years ended December 31, 2007, 2006, and 2005

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

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For The Years Ended December 31, 2005, 2006 and 2007

(dollars in millions)

	Balance at Beginning of Year	Acquisition of Business	Charge to Costs and Expenses	Utilization of Reserve	Impact of Foreign Exchange Rates	Balance at end of Year

Year End December 31, 2005
Allowance for doubtful accounts	$26.3	$—	$4.2	$(5.0)	$(1.7)	$23.8
Inventory obsolescence reserve	$38.1	$—	$7.2	$(6.3)	$(2.7)	$36.3

Year End December 31, 2006
Allowance for doubtful accounts	$23.8	$0.2	$6.3	$(4.0)	$1.3	$27.6
Inventory obsolescence reserve	$36.3	$0.6	$16.8	$(11.3)	$2.0	$44.4

Year End December 31, 2007
Allowance for doubtful accounts	$27.6	$0.1	$6.1	$(7.3)	$1.0	$27.5
Inventory obsolescence reserve	$44.4	$—	$12.1	$(15.6)	$1.7	$42.6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 29, 2008

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

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry D. Growcock
Terry D. Growcock, Chairman, Director	February 29, 2008

/s/ Glen E. Tellock
Glen E. Tellock, President and Chief Executive Officer	February 29, 2008

/s/ Carl J. Laurino
Carl J. Laurino, Senior Vice President and Chief Financial Officer	February 29, 2008

/s/ Keith D. Nosbusch
Keith D. Nosbusch, Director	February 29, 2008

/s/ Dean H. Anderson
Dean H. Anderson, Director	February 29, 2008

/s/ Robert S. Throop
Robert S. Throop, Director	February 29, 2008

/s/ Robert C. Stift
Robert C. Stift, Director	February 29, 2008

/s/ James L. Packard
James L. Packard, Director	February 29, 2008

/s/ Daniel W. Duval
Daniel W. Duval, Director	February 29, 2008

/s/ Virgis W. Colbert
Virgis W. Colbert, Director	February 29, 2008

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Director	February 29, 2008

THE MANITOWOC COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

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

4.1

Rights Agreement dated March 21, 2007 between the Registrant and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the company’s Report on Form 8-K dated as of March 21, 2007 and incorporated herein by reference).

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

4.5

Amended and Restated Credit Agreement dated as of December 14, 2006 by and among The Manitowoc Company, Inc., as Borrower, the lenders party thereto, and JP Morgan Chase Bank, N.A., as Agent (filed as Exhibit 4.5 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference) as amended on May 31, 2007, with such amendment filed as Exhibit 4.5 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

10.2(a)**

Short-Term Incentive Plan, Effective January 1, 2005, as amended on February 27, 2007, effective January 1, 2007 and as further amended on February 15, 2008, effective January 1, 2008 (filed as Exhibit 10.2(a) to this annual report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

X(1)

10.3(a)**

Form of Contingent Employment Agreement between the company and the following executive officers of the Company: Terry D. Growcock, Glen E. Tellock, Carl J. Laurino, Maurice D. Jones, Thomas G. Musial, and Dean J. Nolden (filed as Exhibit 10(a) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.3(b)**

Form of Contingent Employment Agreement between the company and the following executive officers of the company and certain other employees of the company: Eric P. Etchart, Robert P. Herre, and Michael Kachmer (filed as Exhibit 10(b) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

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

10.6(c)**

Supplemental Retirement Plan dated May 2000, as amended (filed as Exhibit 10.6(c) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

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

10.7(c)**

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan, as amended on February 27, 2007 (filed as Exhibit 10.7(c) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

10.7(d)**

Grove Investors, Inc. 2001 Stock Incentive Plan (filed as Exhibit 99.1 to the company’s Registration Statement on Form S-8, filed on September 13, 2002 (Registration No. 333-99513) and incorporated herein by reference).

10.7(e)**

The Manitowoc Company, Inc. 2004 Non-Employee Director Stock and Award Plan, as amended effective May 3, 2006 and February 27, 2007 (filed as Exhibit 10.7(e) to the company’s Annual  Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

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

10.10**

The Manitowoc Company, Inc. Award Agreement for Restricted Stock Awards under The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan, amended February 27, 2007(filed as Exhibit 10.10 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.11**

The Manitowoc Company, Inc. Award Agreement for the 2004 Non-employee Director Stock and Awards Plan, as amended effective May 3, 2006 and February 27, 2007 (filed as Exhibit 10.11 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

10.12

Amended and Restated Receivable Purchase Agreement among Manitowoc Funding , LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 on the company’s Current Report on Form 8-K dated as of December 22, 2006 and incorporated herein by reference) as amended on August 15, 2007 with such amendment filed as Exhibit 10.12 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

X(1)

11	Statement regarding computation of basic and diluted earnings per share (see Note 12 to the 2007 Consolidated Financial Statements included herein).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

(1)   Filed Herewith

(2)   Furnished Herewith

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such documents.

** Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.