Form 10-K/A
period 2007-12-31
MANITOWOC CO INC
filed 2008-04-10
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “amended Form 10-K”) amends The Manitowoc Company, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that was filed with the Securities and Exchange Commission on February 29, 2008 (the “original Form 10-K”).  This amended Form 10-K is being filed solely to revise Part II, Item 8 on the original Form 10-K.  The original Form 10-K inadvertently omitted portions of Note 20 and Note 21 in the Notes to Consolidated Financial Statements.

For the convenience of the reader, this amended Form 10-K sets forth Part II, Item 8 in its entirety and includes the revised Notes to the Consolidated Financial Statements.  Other than the revision referred to above, all other information included in the original Form 10-K remains unchanged.  This amended Form 10-K is not intended to, nor does it, reflect events occurring after the filing of the original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above.

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

21. Subsidiary Guarantors of Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the company, which do not guarantee the Senior Notes due 2013 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the company.  On August 1, 2007, the company redeemed its 10 ½% senior subordinated notes due 2012, the guarantors of which are substantially the same as the guarantors of the Senior Notes due 2013.

Condensed Consolidating Statement of Operations

For the year ended December 31, 2007

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$2,416.5	$2,091.2	$(502.7)	$4,005.0
Costs and expenses:
Cost of sales	—	1,927.5	1,668.6	(502.7)	3,093.4
Engineering, selling and administrative expenses	47.1	187.3	167.5	—	401.9
Gain on sale of parts line	—	(3.3)	—	—	(3.3)
Pension settlements	1.3	—	4.0	—	5.3
Amortization expense	—	1.9	3.9	—	5.8
Curtailment gain	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	(303.2)	(5.1)	—	308.3	—
Total costs and expenses	(254.8)	2,108.3	1,844.0	(194.4)	3,503.1

Operating earnings (loss) from continuing operations	254.8	308.2	247.2	(308.3)	501.9

Interest expense	(22.7)	(4.8)	(8.8)	—	(36.3)
Management fees	59.5	(60.3)	0.8	—	—
Loss on debt extinguishment	(12.5)	—	—	—	(12.5)
Other income (expense) - net	70.7	(18.7)	(42.1)	—	9.9
Total other income (expenses) - net	95.0	(83.8)	(50.1)	—	(38.9)

Earnings (loss) from continuing operations before taxes on income (loss)	349.8	224.4	197.1	(308.3)	463.0

Provision (benefit) for taxable income (loss)	13.1	61.7	54.6	—	129.4
Earnings from continuing operations	336.7	162.7	142.5	(308.3)	333.6

Earnings (loss) from discontinued operations, net of income taxes	—	2.0	1.1	—	3.1
Loss on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	$336.7	$164.7	$143.6	$(308.3)	$336.7

Condensed Consolidating Statement of Operations

For the year ended December 31, 2006

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$1,879.4	$1,366.2	$(312.3)	$2,933.3
Costs and expenses:
Cost of sales	—	1,514.2	1,084.1	(312.3)	2,286.0
Engineering, selling and administrative expenses	41.4	166.1	134.1	—	341.6
Amortization expense	—	1.5	1.8	—	3.3
Plant consolidation and restructuring costs	—	—	—	—	—
Curtailment gain	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	(180.6)	1.5	—	179.1	—
Total costs and expenses	(139.2)	1,683.3	1220.0	(133.2)	2630.9	2

Operating earnings (loss) from continuing operations	139.2	196.1	146.2	(179.1)	302.4

Interest expense	(34.0)	(1.3)	(11.0)	—	(46.3)
Management fees	39.8	(39.8)	—	—	—
Loss on debt extinguishment	(14.4)	—	—	—	(14.4)
Other income (expense) - net	33.6	(21.0)	(9.4)	—	3.2
Total other income (expenses) - net	25.0	(62.1)	(20.4)	—	(57.5)

Earnings (loss) from continuing operations before taxes on income (loss)	164.2	134.0	125.8	(179.1)	244.9

Provision (benefit) for taxable income (loss)	(2.0)	43.7	36.7	—	78.4
Earnings from continuing operations	166.2	90.3	89.1	(179.1)	166.5

Earnings (loss) from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Loss on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	$166.2	$90.0	$89.1	$(179.1)	$166.2

Condensed Consolidating Statement of Operations

For the year ended December 31, 2005

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$1,419.9	$1,083.7	$(249.5)	$2,254.1
Costs and expenses:
Cost of sales	—	1,192.0	889.7	(249.5)	1,832.2
Engineering, selling and administrative expenses	24.7	141.3	116.3	—	282.3
Amortization expense	—	1.0	2.1	—	3.1
Plant consolidation and restructuring costs	—	3.2	—	—	3.2
Equity in (earnings) loss of subsidiaries	(78.2)	(1.8)	—	80.0	—
Total costs and expenses	(53.5)	1,335.7	1,008.1	(169.5)	2,120.8

Operating earnings (loss) from continuing operations	53.5	84.2	75.6	(80.0)	133.3

Interest expense	(47.5)	(2.0)	(4.3)	—	(53.8)
Management fees	26.7	(26.7)	—	—	—
Loss on debt extinguishment	(9.1)	—	—	—	(9.1)
Other net income (expense) - net	39.5	(23.7)	(12.3)	—	3.5
Total other income (expense) - net	9.6	(52.4)	(16.6)	—	(59.4)

Earnings (loss) from continuing operations before taxes on income (loss)	63.1	31.8	59.0	(80.0)	73.9

Provision (benefit) for taxes on income (loss)	(2.7)	(1.3)	18.8	—	14.8
Earnings from continuing operations	65.8	33.1	40.2	(80.0)	59.1

Earnings from discontinued operations, net of income taxes	—	0.9	—	—	0.9
Gain on sale or closure of discontinued operations, net of income taxes	—	5.8	—	—	5.8
Net earnings	$65.8	$39.8	$40.2	$(80.0)	$65.8

Condensed Consolidating Balance Sheet

As of December 31, 2007

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$194.9	$22.3	$146.7	$—	$363.9
Marketable securities	2.5	—	—	—	2.5
Restricted cash	15.5	—	1.2	—	16.7
Account receivable-net	0.5	117.4	309.2	—	427.1
Inventories-net	—	208.2	389.5	—	597.7
Deferred income taxes	46.6	—	19.5	—	66.1
Other current assets	0.7	53.3	47.6	—	101.6
Total current assets	260.7	401.2	913.7	—	1,575.6

Property, plant and equipment - net	9.5	199.3	280.7	—	489.5
Goodwill-net	—	325.9	192.9	—	518.8
Other intangible assets	—	71.6	129.0	—	200.6
Deferred income taxes	25.0	—	2.6	—	27.6
Other non-current assets	38.0	9.8	8.8	—	56.6
Investments in affiliates	948.6	8.4	—	(957.0)	—
Total assets	$1,281.8	$1,016.2	$1,527.7	$(957.0)	$2,868.7

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$32.5	$374.8	$538.2	$—	$945.5
Short-term borrowings	—	—	13.1	—	13.1
Product warranties	—	39.5	41.8	—	81.3
Product liabilities	—	30.0	4.7	—	34.7
Total current liabilities	32.5	444.3	597.8	—	1,074.6

Long-term debt	150.1	—	67.4	—	217.5
Pension obligations	6.4	0.6	15.3	—	22.3
Postretirement health and other benefit obligations	50.2	—	1.1	—	51.3
Long-term deferred revenue	—	16.6	44.0	—	60.6
Intercompany	(354.6)	(253.0)	607.6	—	—
Other non-current liabilities	47.3	16.0	29.2	—	92.5
Total non-current liabilities	(100.6)	(219.8)	764.6	—	444.2
Stockholders’ equity	1,349.9	791.7	165.3	(957.0)	1,349.9
Total liabilities and stockholders’ equity	$1,281.8	$1,016.2	$1,527.7	$(957.0)	$2,868.7

Condensed Consolidating Balance Sheet

As of December 31, 2006

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$20.4	$22.9	$130.4	$—	$173.7
Marketable securities	2.4	—	—	—	2.4
Restricted cash	15.1	—	—	—	15.1
Account receivable-net	0.3	92.3	192.6	—	285.2
Inventories-net	—	203.7	288.7	—	492.4
Deferred income taxes	61.3	—	36.4	—	97.7
Other current assets	0.6	44.8	30.8	—	76.2
Total current assets	100.1	363.7	678.9	—	1,142.7

Property, plant and equipment - net	9.2	162.1	227.6	—	398.9
Goodwill-net	—	311.9	150.2	—	462.1
Other intangible assets	—	67.0	93.0	—	160.0
Deferred income taxes	15.2	—	(0.9)	—	14.3
Other non-current assets	23.4	11.7	6.4	—	41.5
Investments in affiliates	623.8	3.4	—	(627.2)	—
Total assets	$771.7	$919.8	$1,155.2	$(627.2)	$2,219.5

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$65.4	$335.1	$439.1	$—	$839.6
Short-term borrowings	—	—	4.1	—	4.1
Product warranties	—	33.1	26.5	—	59.6
Product liabilities	—	30.1	2.0	—	32.1
Total current liabilities	65.4	398.3	471.7	—	935.4

Long-term debt	259.3	—	5.0	—	264.3
Pension obligations	29.3	10.9	24.3	—	64.5
Postretirement health and other benefit obligations	59.9	—	—	—	59.9
Long-term deferred revenue	—	9.7	61.9	—	71.6
Intercompany	(441.6)	(76.7)	518.3	—	—
Other non-current liabilities	24.8	15.3	9.2	—	49.3
Total non-current liabilities	(68.3)	(40.8)	618.7	—	509.6
Stockholders’ equity	774.6	562.3	64.8	(627.2)	774.5
Total liabilities and stockholders’ equity	$771.7	$919.8	$1,155.2	$(627.2)	$2,219.5

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2007

	Parent	Guarantor	Non- guarantor	Total
Net cash provided by operating activities	$64.2	$186.3	$(12.3)	$238.2

Cash flows from investing activities:
Capital expenditures	(2.5)	(54.7)	(62.4)	(119.6)
Business acquisition, net of cash acquired	—	(15.9)	(64.0)	(79.9)
Restricted cash	(0.4)	—	(1.2)	(1.6)
Proceeds from sale of property, plant and equipment	—	0.3	9.5	9.8
Proceeds from sale of parts product line	—	4.9	—	4.9
Purchase of marketable securities	(0.1)	—	—	(0.1)
Intercompany investing	51.6	(118.0)	66.4	—
Net cash provided by (used for) investing activities of continuing operations	48.6	(183.4)	(51.7)	(186.5)
Net cash provided by investing activities of discontinued operations	—	—	—	—
Net cash provided by (used for) investing activities	48.6	(183.4)	(51.7)	(186.5)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	13.8	13.8
Payments on long-term debt	(113.8)	—	—	(113.8)
Proceeds from (payments) on revolving credit facility	—	—	56.7	56.7
Proceeds from notes financing – net	—	(3.4)	(0.9)	(4.3)
Debt issue costs	(0.1)	—	—	(0.1)
Dividends paid	(9.5)	—	—	(9.5)
Net proceeds of equity offering	157.1	—	—	157.1
Exercise of stock options	28.0	—	—	28.0
Net cash used for financing activities	61.7	(3.4)	69.6	127.9
Effect of exchange rate changes on cash	—	—	10.7	10.7
Net increase in cash and cash equivalents	174.4	(0.5)	16.3	190.2
Balance at beginning of year	20.4	22.9	130.4	173.7
Balance at end of year	$194.8	$22.4	$146.7	$363.9

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2006

	Parent	Guarantor	Non-guarantor	Total
Net cash provided by operating activities	$26.0	$143.1	$125.0	$294.1

Cash flows from investing activities:
Capital expenditures	(1.8)	(27.3)	(38.5)	(67.6)
Business acquisition, net of cash acquired	—	(48.1)	—	(48.1)
Restricted cash	(15.1)	—	—	(15.1)
Proceeds from sale of property, plant and equipment	—	0.7	9.6	10.3
Sale of marketable securities	(0.1)	—	—	(0.1)
Intercompany investing	71.7	(48.7)	(23.0)	—
Net cash provided by (used for) investing activities of continuing operations	54.7	(123.4)	(51.9)	(120.6)
Net cash provided by investing activities of discontinued operations	—	—	—	—
Net cash provided by (used for) investing activities	54.7	(123.4)	(51.9)	(120.6)
Cash flows from financing activities:
Proceeds from senior notes	—	—	—	—
Payments on long-term debt	(223.5)	—	—	(223.5)
Proceeds on short-term borrowings -net	—	—	(13.6)	(13.6)
Proceeds from (payments) on revolving credit facility	(4.3)	—	—	(4.3)
Proceeds from notes financing - net		(6.3)	(9.1)	(15.4)
Debt issue costs	(0.2)	—	—	(0.2)
Dividends paid	(8.6)	—	—	(8.6)
Exercise of stock options	30.2	—	—	30.2
Net cash used for financing activities	(206.4)	(6.3)	(22.7)	(235.4)
Effect of exchange rate changes on cash	—	—	6.1	6.1
Net increase in cash and cash equivalents	(125.7)	13.4	56.5	(55.8)
Balance at beginning of year	146.4	9.7	73.4	229.5
Balance at end of year	$20.7	$23.1	$129.9	$173.7

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2005

	Parent	Guarantor	Non-guarantor	Total

Net cash provided by operating activities	$2.1	$20.0	$84.6	$106.7

Cash flows From investing activities:
Capital expenditures	(1.0)	(18.6)	(35.3)	(54.9)
Proceeds from sale of property, plant and equipment	—	2.3	12.8	15.1
Purchase of marketable securities	(0.1)	—	—	(0.1)
Intercompany investing	66.0	(31.7)	(34.3)	—
Net cash provided by (used for) investing activities of continuing operations	64.9	(48.0)	(56.8)	(39.9)
Net cash provided by investing activities of discontinued operations	—	28.3	—	28.3
Net cash provided by (used for) investing activities	64.9	(19.7)	(56.8)	(11.6)
Cash flows from financing activities:
Payments on long-term debt	(61.3)	—	(15.8)	(77.1)
Proceeds from short-term borrowings - net	—	—	19.9	19.9
Proceeds from revolving credit facility	4.3	—	—	4.3
Proceeds from notes financing – net	—	13.9	0.3	14.2
Debt issue costs	(1.8)	—	—	(1.8)
Dividends paid	(8.4)	—	—	(8.4)
Exercises of stock options	10.8	—	—	10.8
Cash provided by (used for) financing activities	(56.4)	13.9	4.4	(38.1)
Effect of exchange rate changes on cash	—	—	(3.9)	(3.9)
Net increase in cash and cash equivalents	10.6	14.2	28.3	53.1
Balance at beginning of year	135.8	(4.5)	45.1	176.4
Balance at end of year	$146.4	$9.7	$73.4	$229.5

22. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2007 and 2006 is as follows:

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$862.1	$1,018.6	$1,006.2	$1,118.2	$633.0	$746.2	$779.0	$775.2
Gross profit	195.4	240.0	224.8	251.5	135.2	172.0	169.3	170.8
Earnings from continuing operations	64.1	97.5	75.9	96.1	30.0	42.2	50.4	43.9
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	—	—	3.1	(0.3)	—	—	—
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—	—	—	—
Net earnings (loss)	$64.1	$97.5	$75.9	$99.2	$29.7	$42.2	$50.4	$43.9

Basic earnings per share:
Earnings from continuing operations	$0.52	$0.78	$0.61	$0.76	$0.25	$0.34	$0.41	$0.35
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	—	—	0.02	(0.01)	—	—	—
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—	—	—	—
Net earnings	$0.52	$0.78	$0.61	$0.78	$0.24	$0.34	$0.41	$0.35

Diluted earnings per share:
Earnings from continuing operations	$0.51	$0.76	$0.59	$0.74	$0.24	$0.33	$0.40	$0.35
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	—	—	0.02	—	—	—	—
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	—	—	—	—	—	—	—
Net earnings	$0.51	$0.76	$0.59	$0.76	$0.24	$0.33	$0.40	$0.35

Dividends per common share	$0.02	$0.02	$0.0175	$0.0175	$0.0175	$0.0175	$0.0175	$0.0175

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: April 10, 2008

The Manitowoc Company, Inc. (Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer