Form 10-Q
period 2008-03-31
MANITOWOC CO INC
filed 2008-05-12
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2008, the most recent practicable date, was 130,013,226.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended March 31,
	2008	2007
Net sales	$1,076.9	$862.1

Costs and expenses:
Cost of sales	817.4	666.7
Engineering, selling and administrative expenses	115.0	93.8
Amortization expense	1.7	0.9
Total operating costs and expenses	934.1	761.4
Earnings from operations	142.8	100.7

Other expense:
Interest expense	(6.7)	(9.1)
Other expenses, net	7.4	(0.1)
Total other expense	0.7	(9.2)

Earnings from operations before taxes on income	143.5	91.5
Provision for taxes on income	40.8	27.4

Net earnings	$102.7	$64.1

Basic earnings per share:	$0.79	$0.52

Diluted earnings per share:	$0.78	$0.50

Weighted average shares outstanding - basic	129,570,449	124,101,922
Weighted average shares outstanding - diluted	132,031,918	126,892,738

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of March 31, 2008 and December 31, 2007

(Unaudited)

(In millions, except share data)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$347.6	$363.9
Marketable securities	2.6	2.5
Restricted cash	6.6	16.7
Accounts receivable, less allowances of $27.6 and $27.5	487.3	427.1
Inventories – net	792.8	597.7
Deferred income taxes	65.1	66.1
Other current assets	86.3	101.6
Total current assets	1,788.3	1,575.6
Property, plant and equipment – net	536.3	489.5
Goodwill	553.8	518.8
Other intangible assets – net	207.0	200.6
Deferred income taxes	25.9	27.6
Other non-current assets	53.9	56.6
Total assets	$3,165.2	$2,868.7

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,070.1	$945.5
Short-term borrowings	30.0	13.1
Product warranties	83.4	81.3
Product liabilities	36.3	34.7
Total current liabilities	1,219.8	1,074.6
Non-Current Liabilities:
Long-term debt, less current portion	208.6	217.5
Pension obligations	23.2	22.3
Postretirement health and other benefit obligations	51.0	51.3
Long-term deferred revenue	57.4	60.6
Other non-current liabilities	106.3	92.5
Total non-current liabilities	446.5	444.2

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock (300,000,000 and 300,000,000 shares authorized, respectively, 163,175,928 and 163,175,928 shares issued, respectively, 130,013,226 and 129,880,734 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	416.1	419.8
Accumulated other comprehensive income	168.8	114.5
Retained earnings	1,001.9	903.8
Treasury stock, at cost (33,162,702 and 33,295,194 shares, respectively)	(89.3)	(89.6)
Total stockholders’ equity	1,498.9	1,349.9
Total liabilities and stockholders’ equity	$3,165.2	$2,868.7

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operations:
Net earnings	$102.7	$64.1
Adjustments to reconcile net earnings to cash provided (used) for operating activities:
Depreciation	20.8	24.2
Amortization of intangible assets	1.7	0.9
Amortization of deferred financing fees	0.2	0.3
Deferred income taxes	10.9	5.0
Gain on sale of property, plant and equipment	(1.1)	(1.4)
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(34.5)	(59.6)
Inventories	(156.1)	(81.4)
Other assets	14.0	(5.9)
Accounts payable and accrued expenses	90.0	19.0
Other liabilities	(36.8)	(5.5)
Net cash provided (used) for operating activities	11.8	(40.3)

Cash Flows from Investing:
Business acquisition, net of cash acquired	(0.1)	(15.9)
Capital expenditures	(28.1)	(10.6)
Restricted cash	10.2	(0.2)
Proceeds from sale of property, plant and equipment	2.5	2.7
Purchase of marketable securities	(0.1)	—
Net cash used for investing activities	(15.6)	(24.0)

Cash Flows from Financing:
Proceeds from revolving credit facility	—	26.8
Payments on long-term debt	(23.2)	(0.5)
Proceeds from long-term debt	—	4.3
Payments on note financings	(1.6)	(2.3)
Dividends paid	(2.6)	(2.2)
Exercises of stock options including windfall tax benefits	5.4	2.9
Net cash (used) provided for financing activities	(22.0)	29.0

Effect of exchange rate changes on cash	9.5	1.7

Net decrease in cash and cash equivalents	(16.3)	(33.6)
Balance at beginning of period	363.9	173.7
Balance at end of period	$347.6	$140.1

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
Net earnings	$102.7	$64.1
Other comprehensive income:
Derivative instrument fair market value adjustment - net of income taxes	5.5	0.4
Foreign currency translation adjustments	48.8	6.5

Total other comprehensive income	54.3	6.9

Comprehensive income	$157.0	$71.0

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

1. Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations, cash flows and comprehensive income for the three months ended March 31, 2008 and 2007 and the financial position at March 31, 2008, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2007.  The consolidated balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

2. Acquisitions

On March 6, 2008, the company formed a 50% joint venture with the shareholders of TaiAn Dongyue Heavy Machinery Co., Ltd. (TaiAn Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in TaiAn City, Shandong Province, China.  The aggregate consideration for the joint venture interest in TaiAn Dongyue was $29.9 million inclusive of certain contingent payments and resulted in an initial allocation of $22.8 million to goodwill. The company is in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the second quarter of 2008.  See further detail related to the goodwill and other intangible assets of the TaiAn Dongyue acquisition at Note 5, “Goodwill and Other Intangible Assets.”

On July 19, 2007, the company acquired Shirke Construction Equipments Pvt. Ltd (Shirke) for an aggregate consideration of $64.5 million including approximately $1.3 million of acquisition costs.  Headquartered in Pune, India, Shirke is a market leader in the Indian tower crane industry and has been Potain’s Indian manufacturing partner and distributor since 1982.  The aggregate consideration paid for Shirke resulted in $33.8 million of goodwill and $30.2 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Shirke acquisition at Note 5, “Goodwill and Other Intangible Assets.”

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

3. Financial Instruments

As further discussed in Note 15, the company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008.  The following table sets forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange contracts	9.7	—	—	9.7
Forward commodity contracts	—	2.3	—	2.3
Interest rate swaps	0.9	—	—	0.9
Total assets at fair value	10.6	2.3	—	12.9

Liabilities:
Foreign currency exchange contracts	0.6	—	—	0.6
Forward commodity contracts	—	0.6	—	0.6
Interest rate swaps	—	—	—	—
Total liabilities at fair value	0.6	0.6	—	1.2

The carrying value of the company’s other financial assets and liabilities, including cash, accounts receivable, accounts payable, retained interest in receivables sold and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company has determined that our financial assets and liabilities are level 1 and level 2 in the fair value hierarchy.

As a result of our global operating and financing activities, the company is exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate and commodity price fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The forward foreign currency exchange contracts and forward commodity purchase agreements are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 1 and level 2.

4. Inventories

The components of inventory at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Inventories - gross:
Raw materials	$311.3	$254.6
Work-in-process	312.9	220.9
Finished goods	240.2	188.5
Total inventories - gross	864.4	664.0
Less excess and obsolete inventory reserve	(44.8)	(42.6)
Net inventories at FIFO cost	819.6	621.4
Less excess of FIFO costs over LIFO value	(26.8)	(23.7)
Inventories - net	$792.8	$597.7

Inventory is carried at lower of cost or market using the first-in, first-out (FIFO) method for 88% of total inventory at March 31, 2008 and December 31, 2007, respectively.  The remainder of the inventory cost is determined using the last-in, first-out (LIFO) method.

5.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2007 and three months ended March 31, 2008 are as follows:

	Crane	Foodservice	Marine	Total
Balance as of January 1, 2007	$214.8	$200.1	$47.2	$462.1
Carrydeck acquisition	9.2	—	—	9.2
Shirke acquisition	33.8	—	—	33.8
Foreign currency impact	13.7	—	—	13.7
Balance as of December 31, 2007	271.5	200.1	47.2	518.8
TaiAn Dongyue Acquisition	22.8	—	—	22.8
Foreign currency impact	12.2	—	—	12.2
Balance as of March 31, 2008	$306.5	$200.1	$47.2	$553.8

As discussed in Note 2, “Acquisitions,” during 2008, the company formed a 50% joint venture with the shareholders of TaiAn Dongyue Heavy Machinery Co., Ltd. (TaiAn Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in TaiAn City, Shandong Province, China.  The aggregate consideration paid for the joint venture interest in TaiAn Dongyue was $29.9 million inclusive of certain contingent payments and resulted in an initial allocation of $22.8 million to goodwill.  The company is in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the second quarter of 2008.

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of March 31, 2008 and December 31, 2007.

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$126.2	$—	$126.2	$120.9	$—	$120.9
Customer relationships	20.4	(1.5)	18.9	20.4	(1.4)	19.0
Patents	36.9	(13.3)	23.6	35.2	(12.2)	23.0
Engineering drawings	12.5	(5.7)	6.8	12.0	(5.4)	6.6
Distribution network	22.8	—	22.8	21.8	—	21.8
Other intangibles	10.2	(1.5)	8.7	10.6	(1.3)	9.3
	$229.0	$(22.0)	$207.0	$220.9	$(20.3)	$200.6

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Trade accounts payable	$639.8	$540.7
Interest payable	5.2	2.6
Employee related expenses	107.4	95.9
Income taxes payable	35.1	6.7
Profit sharing and incentives	43.7	63.5
Unremitted cash liability	4.8	4.9
Deferred revenue - current	48.5	55.9
Amounts billed in excess of sales	40.1	65.6
Miscellaneous accrued expenses	145.5	109.7
	$1,070.1	$945.5

7. Accounts Receivable Securitization

The Company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value.  The retained interest recorded at March 31, 2008 is $62.0 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segment’s businesses and the capacity of the program is $105 million. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $95.0 million at March 31, 2008.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $135.0 million, for the quarter ended March 31, 2008. Cash collections of trade accounts receivable balances in the total receivable pool totaled $268.3 million for the quarter ended March 31, 2008.

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

		Balance Outstanding
		60 Days or More	Net Credit Losses
	Balance outstanding	Past Due	Three Months Ended
	March 31,	March 31,	March 31,
	2008	2008	2008
Trade accounts receivable subject to securitization program	$157.0	$12.2	$—

Trade accounts receivable balance sold	95.0

Retained interest	$62.0

8. Income Taxes

The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Wisconsin Department of Revenue (WDOR) continues its examination of the company’s Wisconsin income tax returns for 1997 through 2005. The company anticipates that this examination will be completed by the end of 2008. As of March 31, 2008, the WDOR has not formally issued any assessment report. In August 2007, the German tax authorities began an examination of the company’s German entity’s income and trade tax returns for 2001 through 2005. Thus far, there have been no significant developments with regard to this German examination.

The company’s liability for unrecognized tax benefits is expected to increase by $2.1 million, including interest and penalty, to $38.8 million during the year ended December 31, 2008. All of the company’s unrecognized tax benefits as of December 31, 2008, if recognized, would affect the effective tax rate.

During the next 12 months, the company does not expect any significant changes in its unrecognized tax benefits.

9.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2008	2007
Basic weighted average common shares outstanding	129,570,449	124,101,922
Effect of dilutive securities - stock options and restricted stock	2,461,469	2,790,816
Diluted weighted average common shares outstanding	132,031,918	126,892,738

For the three months ended March 31, 2008 and 2007, 0.1 million and 0.3 million, respectively, common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During the three months ended March 31, 2008 and 2007, the company paid a quarterly dividend of $0.02 and $0.0175 per outstanding common share, respectively.

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

On July 26, 2007, the board of directors authorized a two-for-one split of the company’s common stock.  Record holders of Manitowoc’s common stock at the close of business on August 31, 2007 received on September 10, 2007 one additional share of common stock for every share of Manitowoc common stock they owned as of August 31, 2007.  Manitowoc shares outstanding at the close of business on August 31, 2007 totaled 62,787,642.  The company’s common stock began trading at its post-split price at the beginning of trading on September 11, 2007.  Per share, share and stock option amounts within this Quarterly Report on Form 10-Q for all periods presented have been adjusted to reflect the stock split.

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

11. Stock Based Compensation

Stock based compensation expense is calculated by estimating the fair value of incentive stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation was $1.9 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.

12.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. The estimated remaining cost to complete the clean up of this site is approximately $8.1 million. Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheet at March 31, 2008 is $0.9 million. Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of the company’s wholly-owned subsidiary Diversified Refrigeration, LLC, (f/k/a Diversified Refrigeration, Inc.) (DRI) certain contaminants in the soil and ground water associated with the facility were identified. As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified. Estimates indicate that the costs to remediate this site are approximately $2.0 million. During December 2005, the company recorded a $2.0 million reserve for these estimated costs. This charge was recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005. The company’s remaining estimated liability for this matter, included in other accounts payable and accrued expenses in the Consolidated Balance Sheet at March 31, 2008 is $1.6 million. Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of March 31, 2008, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years. The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence. The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002. As of March 31, 2008, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at March 31, 2008, were $36.3 million; $15.7 million was reserved specifically for actual cases and $20.6 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2008 and December 31, 2007, the company had reserved $94.9 million and $92.1 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

The company has been in negotiations with one of its Marine customers to recover certain cost overruns that resulted from change orders related to a particular contract.  During the third quarter of 2005, due to the fact that these negotiations were not successful within a timeframe satisfactory to the company, the company filed a lawsuit seeking recovery of these cost overruns from the customer.  The customer subsequently filed a counter suit against the company in the fourth quarter of 2005. During the fourth quarter of 2005, the company established a reserve of $10.2 million to reflect the inherent uncertainties in litigation of this type.  The $10.2 million reserve was recorded in cost of sales of the Marine segment in the Consolidated Statements of Operations for the year ended

December 31, 2005.  On March 4, 2008, the company reached an agreement with this Marine customer which resulted in the settlement of all claims and counter claims between the two parties related to certain contractual disputes relating to late delivery, cost overruns, and product performance that resulted from change orders to the particular contract.

13. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at March 31, 2008 and December 31, 2007 was $105.9 million and $102.4 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at March 31, 2008 was $94.6 million. This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2013.

During the three months ended March 31, 2008 and 2007, the company sold $0.0 million and $2.3 million, respectively, of its long term notes receivable to third party financing companies.  The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheet.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statement of Cash Flows.  During the three months ended March 31, 2008, the customers have paid $1.6 million of the notes to the third party financing companies.  As of March 31, 2008, the outstanding balance of the notes receivables guaranteed by the company was $17.1 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 6 months to 60 months.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the three months ended March 31, 2008 and 2007.

	2008	2007
Balance at beginning of period	$92.1	69.4
Accruals for warranties issued during the period	11.9	11.7
Settlements made (in cash or in kind) during the period	(12.7)	(10.0)
Currency translation	3.7	0.5
Balance at end of period	$94.9	$71.6

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

The components of periodic benefit costs for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	U.S. Pension Plans	Non - U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non - U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earning during the period	$—	$0.5	$0.2	$—	$0.5	$0.2
Interest cost of projected benefit obligations	1.8	0.9	0.8	1.8	1.2	0.8
Expected return on plan assets	(1.7)	(0.8)	—	(1.8)	(1.1)	—
Amortization of actuarial net (gain) loss	—	—	—	0.2	—	0.1
Net periodic benefit costs	$0.1	$0.6	$1.0	$0.2	$0.6	$1.1
Weighted average assumptions:
Discount rate	6.50%	5.5 – 5.8%	5.75%	5.75%	4.5 – 4.9%	5.75%
Expected return on plan assets	5.90%	0.0 – 6.1%	N/A	6.50%	0.0 – 6.3%	N/A
Rate of compensation increase	N/A	0.0 – 4.4%	N/A	N/A	1.8 – 4.0%	N/A

The three U.S. pension plans had benefit accruals frozen during 2003.  Effective January 1, 2007, the company merged all US pension plans together and made a contribution of $27.2 million that is expected to fully fund the ongoing pension liability.  The company also changed its investment policy to more closely align the interest rate sensitivity of its pension assets with the corresponding liabilities.  The resulting asset allocation is approximately 10% equities and 90% fixed income.  This funding and change in allocation removed a significant portion of the U.S. pension’s volatility arising from unpredictable changes in interest rates and the equity markets.  This decision will protect the company’s balance sheet as well as support its goal of minimizing unexpected future pension cash contributions based upon the new provisions of the Pension Protection Act and protect our employees’ benefits.

15. Recent Accounting Changes and Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact on disclosures of the adoption of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations “,which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for us on January 1, 2008.  The adoption of SFAS No. 159 did not have an impact on our Consolidated Financial Statements as the company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of March 31, 2008.

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

16. Subsidiary Guarantors of Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the company, which do not guarantee the Senior Notes due 2013 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the company.  On August 1, 2007, the company redeemed its 10 ½% senior subordinated notes due 2012, the guarantors of which were substantially the same as the guarantors of the Senior Notes due 2013.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$605.1	$602.2	$(130.4)	$1,076.9
Costs and expenses:
Cost of sales	—	479.2	468.6	(130.4)	817.4
Engineering, selling and administrative expense	12.4	50.8	51.8	—	115.0
Amortization expense	—	0.5	1.2	—	1.7
Equity in (earnings) loss of subsidiaries	(91.0)	(2.6)	—	93.6	—
Total costs and expenses	(78.6)	527.9	521.6	(36.8)	934.1

Earnings (loss) from operations	78.6	77.2	80.6	(93.6)	142.8

Other income (expense):
Interest expense	(2.9)	(0.9)	(2.9)	—	(6.7)
Management fee income (expense)	11.3	(11.2)	(0.1)	—	—
Other income (expense), net	20.9	(0.7)	(12.8)	—	7.4
Total other income (expense)	29.3	(12.8)	(15.8)	—	0.7

Earnings from continuing operations before taxes on income and equity in earnings of subsidiaries	107.9	64.4	64.8	(93.6)	143.5
Provision for taxes on income	5.2	18.5	17.1	—	40.8
Net earnings	$102.7	$45.9	$47.7	$(93.6)	$102.7

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

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of March 31, 2008

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$192.1	$31.3	$124.2	$—	$347.6
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.3	—	1.3	—	6.6
Accounts receivable - net	1.2	123.4	362.7	—	487.3
Inventories - net	—	249.6	543.2	—	792.8
Deferred income taxes	43.6	—	21.5	—	65.1
Other current assets	10.9	27.2	48.2	—	86.3
Total current assets	255.7	431.5	1,101.1	—	1,788.3

Property, plant and equipment - net	9.4	211.3	315.6	—	536.3
Goodwill	—	325.9	227.9	—	553.8
Other intangible assets - net	—	71.1	135.9	—	207.0
Deferred income taxes	25.3	—	0.6	—	25.9
Other non-current assets	35.5	8.7	9.7	—	53.9
Investment in affiliates	1,047.9	11.6	—	(1,059.5)	—
Total assets	$1,373.8	$1,060.1	$1,790.8	$(1,059.5)	$3,165.2

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$49.2	$370.3	$650.6	$—	$1,070.1
Short-term borrowings	—	—	30.0	—	30.0
Product warranties	—	39.8	43.6	—	83.4
Product liabilities	—	31.4	4.9	—	36.3
Total current liabilities	49.2	441.5	729.1	—	1,219.8

Non-Current Liabilities:
Long-term debt	150.9	—	57.7	—	208.6
Pension obligations	6.3	0.6	16.3	—	23.2
Postretirement health and other benefit obligations	49.9	—	1.1	—	51.0
Intercompany	(428.1)	(274.4)	702.5	—	—
Long-term deferred revenue	—	9.2	48.2	—	57.4
Other non-current liabilities	46.8	20.9	38.6	—	106.3
Total non-current liabilities	(174.2)	(243.7)	864.4	—	446.5

Stockholders’ equity	1,498.8	862.3	197.3	(1,059.5)	1,498.9

Total liabilities and stockholders’ equity	$1,373.8	$1,060.1	$1,790.8	$(1,059.5)	$3,165.2

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2007

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

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operations	$169.3	$28.7	$(92.6)	$(93.6)	$11.8

Cash Flows from Investing:
Business acquisition	—	—	(0.1)	—	(0.1)
Capital expenditures	(0.3)	(18.0)	(9.8)	—	(28.1)
Restricted cash	10.4	—	(0.2)	—	10.2
Proceeds from sale of property, plant and equipment	—	2.5	—	—	2.5
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(185.0)	(4.2)	95.6	93.6	—
Net cash provided by (used for) investing activities of continuing operations	(175.0)	(19.7)	85.5	93.6	(15.6)

Cash Flows from Financing:
Payments on revolving credit facility	—	—	—	—	—
Payments on long-term debt	—	—	(23.2)	—	(23.2)
Proceeds from long-term debt	—	—	—	—	—
Proceeds from notes financing - net	—	—	(1.6)	—	(1.6)
Dividends paid	(2.6)	—	—	—	(2.6)
Exercises of stock options	5.4	—	—	—	5.4
Net cash provided by (used for) financing activities	2.8	—	(24.8)	—	(22.0)

Effect of exchange rate changes on cash	—	—	9.5	—	9.5

Net increase (decrease) in cash and cash equivalents	(2.9)	9.0	(22.4)	—	(16.3)

Balance at beginning of period	194.8	22.4	146.7	—	363.9
Balance at end of period	$191.9	$31.4	$124.3	$—	$347.6

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

	Three Months Ended March 31,
	2008	2007
Net sales:
Crane	$884.4	$682.8
Foodservice	104.1	97.0
Marine	88.4	82.3
Total net sales	$1,076.9	$862.1
Earnings from operations:
Crane	$133.0	$95.4
Foodservice	12.2	10.8
Marine	10.2	5.5
Corporate expense	(12.6)	(11.0)
Operating earnings from operations	$142.8	$100.7

Crane segment operating earnings for the three months ended March 31, 2008 and 2007 includes amortization expense of $1.7 million and $0.8 million, respectively.  Foodservice segment operating earnings for the three months ended March 31, 2008 and 2007 includes amortization expense of $0.1 million for each quarter.

As of March 31, 2008 and December 31, 2007, the total assets by segment were as follows:

	March 31, 2008	December 31, 2007
Crane	$2,309.3	$1,958.1
Foodservice	350.4	341.5
Marine	103.5	123.1
Corporate	402.0	446.0
Total	$3,165.2	$2,868.7

18.  Subsequent Events

On April 14, 2008, the company and Enodis plc (“Enodis”) issued a Rule 2.5 Announcement pursuant to the U.K.Takeover Code, whereby the company announced that Enodis and the company have reached agreement on the terms of a recommended cash offer for the acquisition of all of the issued and to be issued ordinary share capital of Enodis.  The company and Enodis also entered into an Implementation Agreement to facilitate the completion of the acquisition.  Enodis is a global company focused on the design, manufacture and supply of food and beverage equipment.  Completion of this acquisition is subject to court approval in the U.K., the approval of Enodis shareholders, as well as regulatory approvals in various jurisdictions.  The purchase price was expected to be approximately $2.1 billion including the net debt of Enodis.  On May 8, 2008, Enodis and Illinois Tool Works, Inc. (“ITW”) issued a Rule 2.5 Announcement indicating that ITW has made a competing offer for the shares of Enodis, and the directors of Enodis have withdrawn their recommendation of the company’s offer and will unanimously recommend that the Enodis shareholders vote in favor of the ITW offer.  The company is considering its position with respect to Enodis and will make a further announcement in due course.

Concurrent with the company’s offer, the company also announced that it has entered into a $2.4 billion credit agreement in connection with the potential acquisition.  The obligations of the lenders to make loans and of the issuing bank to issue letters of credit under the credit agreement will not become effective until the effective date of the transaction or, in the case of a takeover offer, the date on which the takeover offer has become or is declared unconditional in all respects. Until such time as the company borrows under the credit agreement, the company’s existing Amended and Restated Credit Agreement, dated as of December 14, 2006, will remain in effect.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended March 31,
	2008	2007
Net sales:
Crane	$884.4	$682.8
Foodservice	104.1	97.0
Marine	88.4	82.3
Total	$1,076.9	$862.1

Consolidated net sales for the three months ended March 31, 2008 increased 24.9% to $1.1 billion, from $862.1 million for the same period in 2007.  The increase in sales was driven by all three of our segments as each had higher sales in the first quarter of 2008 versus the same period in 2007.

Net sales from the Crane segment for the three months ended March 31, 2008 increased 29.5% to $884.4 million versus $682.8 million for the three months ended March 31, 2007.  Net sales for the three months ended March 31, 2008 increased over the same period in the prior year in all major geographic regions.   The Crane segment continues to benefit from strong crane end-market demand for its products as well as increasing production levels within its factories and an increase in sales due to currency translation.  For the three months ended March 31, 2008 versus the same period in 2007, the stronger Euro currency compared to the U.S. Dollar had an approximate $54.6 million favorable impact on sales.  As of March 31, 2008, total Crane segment backlog was $3.3 billion, a 13.1% increase over the December 31, 2007 backlog, which was $2.9 billion.

Net sales from the Foodservice segment increased 7.3% to $104.1 million in the three months ended March 31, 2008 versus the three months ended March 31, 2007.    The increase in sales for the first quarter of 2008 over the same period in the prior year was driven by all regions and was primarily the result of both volume and pricing increases versus the prior year.

Net sales from our Marine segment increased 7.4% to $88.4 million in the first quarter of 2008 versus the first quarter of 2007.  The increase in sales during the first quarter of 2008 was primarily the result of increased contributions on government projects as well as a strong winter repair season.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended March 31,
	2008	2007
Earnings from operations:
Crane	$133.0	$95.4
Foodservice	12.2	10.8
Marine	10.2	5.5
General corporate expense	(12.6)	(11.0)
Total	$142.8	$100.7

Consolidated gross profit for the three months ended March 31, 2008 was $259.5 million, an increase of $64.2 million over the consolidated gross profit of $195.3 million for the same period in 2007.  The increase in consolidated gross profit was driven by significantly higher gross profit in the Crane segment on increased volume, productivity gains and favorable mix.  In addition, Marine segment gross profit was favorably impacted by a strong winter repair season and increased contributions on government and commercial projects.  Foodservice gross margin was up slightly from the prior year primarily due to both volume and pricing increases versus the prior year.

Engineering, selling and administrative (ES&A) expenses for the first quarter of 2008 increased approximately $21.2 million to $115.0 million versus $93.8 million for the first quarter of 2007.  For the three months ended March 31, 2008, $4.6 million of this increase related to changes in foreign currency exchange rates.  In addition, corporate expenses were $1.6 million higher in the current quarter versus the prior year’s quarter.  The remainder of the increase in ES&A expenses resulted from increased research and development expenses, higher selling costs due to the increase in sales, and higher employee related costs.  For the quarter ended March 31, 2008, ES&A as a percentage of sales was 10.7% versus 10.9% for the first quarter of 2007.

For the three months ended March 31, 2008, the Crane segment reported operating earnings of $133.0 million compared to $95.4 million for the three months ended March 31, 2007.  Operating earnings of the Crane segment for the three months ended March 31, 2007 were favorably affected by increased volume across all regions, favorable product mix, and continued productivity gains from our factories.  Operating margin for the three months ended March 31, 2008 was 15.0% versus 14.0% for the three months ended March 31, 2007.  Favorable pricing levels, strong factory performance and controlled spending in all our regions contributed to the gains in margin.  For the three months ended March 31, 2008, operating earnings were positively affected by approximately $6.6 million due to changes in foreign currency exchange rates.

First quarter 2008 Foodservice segment operating earnings were $12.2 million, an increase of $1.4 million versus the first quarter of 2007.   First quarter operating earnings were favorably impacted by a pricing increase, increased sales volume, favorable mix of product sold, and product cost reductions.  Partially offsetting these favorable items were higher raw material costs.

Marine segment operating earnings increased $4.7 million to $10.2 million for the first quarter of 2008 versus the first quarter of 2007.  First quarter 2008 operating earnings were favorably affected by improved manufacturing performance on longer-term government contracts and a strong winter repair season.  First quarter 2008 winter repair operating earnings increased approximately $1.9 million versus the first quarter of 2007.  The first quarter 2007 operating margin of the Marine segment was adversely impacted by the fact that a significant percentage of the Marine segment results were from a relatively low margin military vessel contract which is a first-run prototype vessel that is structured as a cost plus contract.

Corporate expenses increased $1.6 million during the first quarter of 2008 versus the first quarter of 2007.  This increase was primarily the result higher employee-related costs and higher professional service fees.

Analysis of Non-Operating Income Statement Items

Interest expense for the three months ended March 31, 2008 was $6.7 million compared to $9.1 million for the three months ended March 31, 2007. The decrease resulted from the redemption of the 10 1/2% senior subordinated notes due 2012 during August of 2007. This decrease was slightly offset by an increase in the borrowings outstanding under our revolving credit facility.

The effective tax rate for the three months ended March 31, 2008 and 2007 was 28.4% and 30.0%, respectively.

Earnings from operations were $102.7 million for the three months ended March 31, 2008 compared to $64.1 million for the three months ended March 31, 2007.

Financial Condition

First Quarter of 2008

Cash and cash equivalents balance as of March 31, 2008 was $350.2 million, which was a reduction of $16.2 million from the December 31, 2007 balance of $366.4 million.  Cash flow from operations for the first three months of 2008 was $11.8 million compared to a use of cash of $40.3 million for the first quarter of 2007.  Cash flow for the first three months of 2008 was driven by $102.7 million of net earnings, an increase of $38.6 million over the same period for 2007.  Cash flow from operations was negatively impacted by an increase in inventory of $156.1 million and an increase in accounts receivable of $34.5 million.  The increase in inventory was due to higher order backlog and an increase in sales volumes, both in the Crane segment.  The increase in accounts receivable was driven primarily by an increase in sales volumes.  Accounts payable, accrued expenses, other assets and liabilities, and non-cash items positively impacted cash flow from operations by $99.7 million.  This increase was driven primarily by an increase in accounts payable related to the increase in inventory in the Crane segment.

On March 6, 2008, the company formed a 50% joint venture with the shareholders of TaiAn Dongyue Heavy Machinery Co., Ltd. (TaiAn Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The cash flow impact of this acquisition is included in business acquisition, net of cash acquired, within the cash flow from investing section of the Consolidated Statement of Cash Flows.

Capital expenditures during the first quarter of 2008 were $28.1 million versus $10.6 million during the first quarter of 2007. A majority of the capital expenditures are related to general factory improvements, machinery and tooling purchases, and costs related to the implementation of an ERP system in our Crane segment

First Quarter of 2007

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

Liquidity and Capital Resources

Our outstanding debt at March 31, 2008 consisted of $47.1 million outstanding under our secured revolving credit facility (Revolving Credit Facility), $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), and $40.6 million of other debt and capital leases.

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

Our Revolving Credit Facility has $300 million of initial borrowing capacity and provides us the ability to increase the capacity by an additional $250 million during the life of the facility under the same terms.  Borrowings under the Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio as defined by the credit agreement. The annual commitment fee in effect at March 31, 2008 on the unused portion of the secured revolving credit facility was 0.15%. As of March 31, 2008, we had $47.1 million outstanding under the Revolving Credit Facility with a weighted-average interest rate of 6.82%.

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

As of March 31, 2008, we also had outstanding $40.6 million of other indebtedness with a weighted-average interest rate of 7.2%. This debt includes outstanding bank overdrafts in Asia and Europe, and various capital leases.

As of March 31, 2008, we had two fixed-to-floating rate swap contracts which effectively converted $50.0 million of our fixed rate Senior Notes due 2013 to variable rate debt.  These contracts are considered to be hedges against changes in the fair value of the fixed rate debt obligation.  Accordingly, the interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheets as an asset of $0.9 million as of March 31, 2008. Debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged. The fair value of these contracts, which represents the cost to settle these contracts, resulted in a gain of approximately $0.9 million at March 31, 2008.

Our Revolving Credit Facility and Senior Notes due 2013 contain customary affirmative and negative covenants. In general, the covenants contained in the Revolving Credit Facility are more restrictive than those of the Senior Notes due 2013. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The Revolving Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Revolving Credit Facility. We were in compliance with all covenants as of March 31, 2008, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

We have entered into an accounts receivable securitization program whereby we sell certain of our domestic trade accounts receivable to a wholly owned, bankruptcy-remote, special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. We have retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against us for uncollectible receivables; however, our retained interest in the receivable pool is subordinate to the Purchaser’s interest and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and our collection history, the fair value of our retained interest approximates book value. The total capacity of this facility is $105 million as of March 31, 2008. The accounts receivable balances sold from the special purpose subsidiary was $95.0 million at March 31, 2008. The retained interest recorded at March 31, 2008 is $62.0 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

On April 14, 2008, the company and Enodis plc (“Enodis”) issued a Rule 2.5 Announcement pursuant to the U.K. Takeover Code, whereby the company announced that Enodis and the company have reached agreement on the terms of a recommended cash offer for the acquisition of all of the issued and to be issued ordinary share capital of Enodis.  The company and Enodis also entered into an Implementation Agreement to facilitate the completion of the acquisition.  Enodis is a global company focused on the design, manufacture and supply of food and beverage equipment.  Completion of this acquisition is subject to court approval in the U.K., the approval of Enodis shareholders, as well as regulatory approvals in various jurisdictions.  The purchase price was expected to be approximately $2.1 billion including the net debt of Enodis. On May 8, 2008, Enodis and Illinois Tool Works, Inc. (“ITW”) issued a Rule 2.5 Announcement indicating that ITW has made a competing offer for the shares of Enodis, and the directors of Enodis have withdrawn their recommendation of the company’s offer and will unanimously recommend that the Enodis shareholders vote in favor of the ITW offer.  The company is considering its position with respect to Enodis and will make a further announcement in due course.

Concurrent with the company’s offer, the company also announced that it has entered into a $2.4 billion credit agreement in connection with the potential acquisition.  The obligations of the lenders to make loans and of the issuing bank to issue letters of credit under the credit agreement will not become effective until the effective date of the transaction or, in the case of a takeover offer, the date on which the takeover offer has become or is declared unconditional in all respects. Until such time as the company borrows under the credit agreement, the company’s existing Amended and Restated Credit Agreement, dated as of December 14, 2006, will remain in effect.

Recent Accounting Changes and Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact on disclosures of the adoption of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations “,which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for us on January 1, 2008.  The adoption of SFAS No. 159 did not have an impact on our Consolidated Financial Statements as the company did not elect the fair value option for any such eligible financial assets or financial liabilities as of March 31, 2008.

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

Critical Accounting Policies

Our critical accounting policies have not materially changed since the 2007 Form 10-K was filed.

Cautionary Statements About Forward-Looking Information

Statements in this report and in other company communications that are not historical facts are forward-looking statements, which are based upon our current expectations.  These statements involve risks and uncertainties that could cause actual results to differ materially from what appears within this annual report.

Forward-looking statements include descriptions of plans and objectives for future operations, and the assumptions behind those plans.  The words “anticipates,” “believes,” “intends,” “estimates,” “targets,” and “expects,” or similar expressions, usually identify forward-looking statements.  Any and all projections of future performance are forward-looking statements.

In addition to the assumptions, uncertainties, and other information referred to specifically in the forward-looking statements, a number of factors relating to each business segment could cause actual results to be significantly different from what is presented in this annual report.  Those factors include, without limitation, the following:

Crane—market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; unanticipated changes in world demand for our crane product offering; the replacement cycle of technologically obsolete cranes and; demand for used equipment.

Foodservice—market acceptance of new and innovative products; weather; consolidations within the restaurant and foodservice equipment industries; global expansion of customers; the commercial ice-cube machine replacement cycle in the United States; unanticipated issues associated with refresh/renovation plans by national restaurant accounts; specialty foodservice market growth; future strength of the beverage industry; in connection with proposed acquisition of Enodis plc, the ability to complete and appropriately and timely integrate the proposed acquisition, the expected timing and conditions precedent, unanticipated issues associated with the satisfaction of conditions precedent and obtaining regulatory approvals, the terms and conditions of any regulatory approvals, anticipated earnings enhancements, estimated cost savings and other synergies and the anticipated timing to realize those savings and synergies, estimated costs to be incurred in completing the proposed acquisition and in achieving synergies, potential divestitures and other strategic options; and the demand for quickservice restaurant and kiosks.

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

Corporate (including factors that may affect more than one of the three segments)—changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; issues related to new facilities and facility expansions; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; and the state of financial and credit markets.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the 2007 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

The company’s risk factors disclosures have not materially changed since the 2007 Form 10-K was filed.  The company’s risk factors are incorporated by reference from Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.  Exhibits

(a)    Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

March 31, 2008

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