Form 10-K/A
period 2007-12-31
MANITOWOC CO INC
filed 2008-07-31
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends The Manitowoc Company, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that was filed with the Securities and Exchange Commission on February 29, 2008 (the “original Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A filed on April 10, 2008 (“Amendment No. 1”).  This Amendment No. 2 is being filed solely to revise Part II, Item 8 on the original Form 10-K.  The original Form 10-K inadvertently omitted portions of Note 20 and Note 21 in the Notes to Consolidated Financial Statements.  This Amendment No. 2 is also being filed to include certain exhibits that were inadvertantly omitted from Amendment No. 1.

For the convenience of the reader, this Amendment No. 2 sets forth Part II, Item 8 in its entirety and includes the revised Notes to the Consolidated Financial Statements.  Other than the revisions referred to above, all other information included in the original Form 10-K remains unchanged.  This Amendment No. 2 is not intended to, nor does it, reflect events occurring after the filing of the original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

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

Date: July 31, 2008

The Manitowoc Company, Inc. (Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer