Form 10-Q
period 2008-06-30
MANITOWOC CO INC
filed 2008-08-11
CIK 61986

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2008, the most recent practicable date, was 130,275,730.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$1,305.3	$1,018.6	$2,382.2	$1,880.7
Costs and expenses:
Cost of sales	993.9	778.6	1,811.3	1,445.3
Engineering, selling and administrative expenses	116.8	100.6	231.7	194.4
Gain on sale of parts line	—	(3.3)	—	(3.3)
Pension settlements	—	5.2	—	5.2
Amortization expense	1.6	1.0	3.5	1.9
Total operating costs and expenses	1,112.3	882.1	2,046.5	1,643.5

Earnings from operations	193.0	136.5	335.7	237.2

Other expense:
Interest expense	(7.3)	(9.8)	(14.0)	(18.9)
Other income, net	0.7	5.0	8.1	4.9
Total other expense	(6.6)	(4.8)	(5.9)	(14.0)

Earnings from operations before taxes on income and minority interest	186.4	131.7	329.8	223.2
Provision for taxes on income	52.6	34.2	93.3	61.7
Earnings from operations before minority interest	133.8	97.5	236.5	161.5
Minority interest, net of income taxes	(0.1)	—	(0.1)	—
Net earnings	$133.9	$97.5	$236.6	$161.5

Basic earnings per share:	$1.03	$0.78	$1.82	$1.30

Diluted earnings per share:	$1.01	$0.76	$1.79	$1.27

Weighted average shares outstanding - basic	129,903,658	124,823,656	129,737,054	124,437,646
Weighted average shares outstanding - diluted	132,048,864	127,649,072	131,913,742	127,214,100

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Unaudited)
(In millions, except share data)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$416.0	$363.9
Marketable securities	2.6	2.5
Restricted cash	6.7	16.7
Accounts receivable, less allowances of $25.7 and $27.6, respectively	504.5	427.1
Inventories — net	829.5	597.7
Deferred income taxes	65.3	66.1
Other current assets	90.2	101.6
Total current assets	1,914.8	1,575.6

Property, plant and equipment — net	560.1	489.5
Goodwill	553.1	518.8
Other intangible assets — net	202.9	200.6
Deferred income taxes	28.0	27.6
Other non-current assets	68.0	56.6
Total assets	$3,326.9	$2,868.7

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,023.6	$945.5
Short-term borrowings	36.9	13.1
Product warranties	85.9	81.3
Customer advances	61.8	—
Product liabilities	34.6	34.7
Total current liabilities	1,242.8	1,074.6
Non-Current Liabilities:
Long-term debt	205.0	217.5
Pension obligations	23.1	22.3
Postretirement health and other benefit obligations	50.4	51.3
Long-term deferred revenue	58.6	60.6
Other non-current liabilities	105.8	92.5
Total non-current liabilities	442.9	444.2

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Common stock (300,000,000 shares authorized for both periods, 163,175,928 shares issued for both periods, 130,275,730 and 129,880,734 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	431.3	419.8
Accumulated other comprehensive income	162.5	114.5
Retained earnings	1,135.1	903.8
Treasury stock, at cost (32,900,198 and 33,295,194 shares, respectively)	(89.1)	(89.6)
Total stockholders’ equity	1,641.2	1,349.9
Total liabilities and stockholders’ equity	$3,326.9	$2,868.7

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited, In millions)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operations:
Net earnings	$236.6	$161.5
Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Pension settlement	—	1.3
Gain on sale of parts line	—	(3.3)
Depreciation	40.8	39.8
Deferred income taxes	2.6	(16.2)
Gain on sale of property, plant and equipment	(0.8)	(2.7)
Other	7.2	2.5
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(52.7)	(130.4)
Inventories	(188.4)	(94.7)
Other assets	25.9	(3.7)
Accounts payable and accrued expenses	109.2	34.6
Other liabilities	(25.9)	(15.0)
Net cash provided by (used for) operating activities	154.5	(26.3)

Cash Flows from Investing:
Business acquisitions, net of cash acquired	(18.1)	(15.9)
Capital expenditures	(65.9)	(30.8)
Change in restricted cash	10.2	(0.4)
Proceeds from sale of property, plant and equipment	3.1	5.2
Proceeds from sales of parts product line	—	4.9
Purchase of marketable securities	(0.1)	(0.1)
Net cash used for investing activities	(70.8)	(37.1)

Cash Flows from Financing:
Payments on long-term debt	(39.0)	—
Proceeds from long-term debt	10.7	0.7
Payments on notes financing	(2.8)	(2.4)
Dividends paid	(5.2)	(4.4)
Exercises of stock options, including windfall tax benefits	7.7	18.6
Debt issuance costs	(13.4)	—
Net cash (used for) provided by financing activities	(42.0)	12.5

Effect of exchange rate changes on cash	10.4	3.3

Net increase (decrease) in cash and cash equivalents	52.1	(47.6)
Balance at beginning of period	363.9	173.7
Balance at end of period	$416.0	$126.1

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net earnings	$133.9	$97.5	$236.6	$161.5
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	(3.5)	(0.9)	1.9	(0.5)
Foreign currency translation adjustments	(2.8)	5.4	46.1	12.0

Total other comprehensive income	(6.3)	4.5	48.0	11.5

Comprehensive income	$127.6	$102.0	$284.6	$173.0

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008 and 2007

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three and six months ended June 30, 2008 and 2007, the cash flows for the same six-month periods, and the financial position at June 30, 2008, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2007.  The consolidated balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

2. Acquisitions

On March 6, 2008, the company formed a 50% joint venture with the shareholders of TaiAn Dongyue Heavy Machinery Co., Ltd. (TaiAn Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in TaiAn City, Shandong Province, China.  The aggregate consideration for the joint venture interest in TaiAn Dongyue was $32.5 million inclusive of certain contingent payments and resulted in a preliminary allocation of $25.7 million to goodwill. The company is in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the third quarter of 2008.

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

On January 3, 2007, the company acquired the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin for an aggregate consideration of $16.0 million.  The acquisition of the Carrydeck line added six new models to the company’s product offering of mobile industrial cranes.  The aggregate consideration paid for the Carrydeck line resulted in $9.2 million of goodwill and $6.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Carrydeck acquisition at Note 5, “Goodwill and Other Intangible Assets.”

3. Financial Instruments

As further discussed in Note 17, the company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008.  The following table sets forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Foreign currency exchange contracts	5.9	—	—	5.9
Forward commodity contracts	—	2.2	—	2.2
Interest rate swaps	0.1	—	—	0.1
Total assets at fair value	6.0	2.2	—	8.2

Liabilities:
Foreign currency exchange contracts	0.5	—	—	0.5
Forward commodity contracts	—	0.6	—	0.6
Interest rate swaps	—	—	—	—
Total liabilities at fair value	0.5	0.6	—	1.1

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

4. Inventories

The components of inventory at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Inventories – gross:
Raw materials	$301.6	$254.6
Work-in-process	312.5	220.9
Finished goods	284.8	188.5
Total inventories – gross	898.9	664.0
Excess and obsolete inventory reserve	(42.6)	(42.6)
Net inventories at FIFO cost	856.3	621.4
Excess of FIFO costs over LIFO value	(26.8)	(23.7)
Inventories – net	$829.5	$597.7

Inventory is carried at lower of cost or market value using the first-in, first-out (FIFO) method for 89% and 88% of total inventory at June 30, 2008 and December 31, 2007, respectively.  The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

5.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2007 and six months ended June 30, 2008 are as follows:

	Crane	Foodservice	Marine	Total

Balance as of January 1, 2007	$214.8	$200.1	$47.2	$462.1
Carrydeck acquisition	9.2	—	—	9.2
Shirke acquisition	33.8	—	—	33.8
Foreign currency impact	13.7	—	—	13.7
Balance as of December 31, 2007	271.5	200.1	47.2	518.8
TaiAn Dongyue acquisition	25.7	—	—	25.7
Foreign currency impact	8.6	—	—	8.6
Balance as of June 30, 2008	$305.8	$200.1	$47.2	$553.1

As discussed in Note 2, “Acquisitions,” during 2008, the company formed a 50% joint venture with the shareholders of TaiAn Dongyue Heavy Machinery Co., Ltd. (TaiAn Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in TaiAn City, Shandong Province, China.  The aggregate consideration paid for the joint venture interest in TaiAn Dongyue was $32.5 million inclusive of certain contingent payments and resulted in a preliminary allocation of $25.7 million to goodwill.  The company is in the process of valuing other intangible assets acquired in this acquisition and will assign value to these assets during the third quarter of 2008.

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of June 30, 2008 and December 31, 2007.

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$126.6	$—	$126.6	$120.9	$—	$120.9
Customer relationships	19.8	(2.1)	17.7	20.4	(1.4)	19.0
Patents	34.8	(14.2)	20.6	35.2	(12.2)	23.0
Engineering drawings	12.7	(5.6)	7.1	12.0	(5.4)	6.6
Distribution network	22.9	—	22.9	21.8	—	21.8
Other intangibles	9.9	(1.9)	8.0	10.6	(1.3)	9.3
	$226.7	$(23.8)	$202.9	$220.9	$(20.3)	$200.6

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Trade accounts payable	$670.3	$540.7
Interest payable	2.7	2.6
Employee related expenses	117.3	95.9
Income taxes payable	23.0	6.7
Profit sharing and incentives	36.8	63.5
Unremitted cash liability	5.4	4.9
Deferred revenue - current	48.1	55.9
Amounts billed in excess of sales	31.0	65.6
Miscellaneous accrued expenses	89.0	109.7
	$1,023.6	$945.5

7. Debt

In April 2008, the company entered into a $2,400.0 million credit agreement (Credit Agreement).  This Credit Agreement will not become effective until the effective date of the Scheme (see further detail related to the Scheme in footnote 20, “Subsequent Events”) or, in the case of a takeover offer, the date on which the takeover offer has become or is declared unconditional in all respects.  Until such time as the company borrows under the Credit Agreement, the company’s existing $300.0 million Amended and Restated Credit Agreement, dated as of December 14, 2006, will remain in effect.  The Credit Agreement was later amended twice to ultimately increase the size of the total facility to $2,925.0 million as of June 30, 2008.

The Credit Agreement includes four loan facilities – a revolving facility and three term loan facilities. The revolving facility is a five year, $400.0 million facility and the aggregate amount of the three term loan facilities is $2,525.0 million.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.

Borrowings made under the Credit Agreement will initially bear interest at 3.25 to 3.50 percent in excess of an adjusted LIBOR rate as defined in the Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option. The company will also pay a commitment fee of 0.50 percent per annum for the first 120 days, and 0.75 percent per annum after the 120th day on the entire facility balance; provided that the commitment fee will reduce to apply only to the revolving commitment and will be 0.50 percent per year after the initial borrowing date.  As of June 30, 2008, the company incurred $13.4 million in deferred financing expenses.  The cash flow impact of these fees is included in cash flow used for financing activities in the Consolidate Statement of Cash Flows for the six month period ending June 30, 2008.

8. Accounts Receivable Securitization

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at June 30, 2008 is $95.9 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segments’ businesses and the capacity of the program is $105.0 million. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $105.0 million at June 30, 2008.

Sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $253.0 million for the six months ended June 30, 2008. Cash collections of trade accounts receivable balances in the total receivable pool totaled $571.6 million for the six months ended June 30, 2008.

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

		Balance Outstanding
		60 Days or More	Net Credit Losses
	Balance outstanding	Past Due	Six Months Ended
	June 30,	June 30,	June 30,
	2008	2008	2008
Trade accounts receivable subject to securitization program	$200.9	$11.3	$—

Trade accounts receivable balance sold	105.0

Retained interest	$95.9

9.  Income Taxes

The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  The Wisconsin Department of Revenue (WDOR) continues its examination of the company’s Wisconsin income tax returns for 1997 through 2005.  The company anticipates that this examination will be completed by the end of 2008.  As of June 30, 2008, the WDOR has not issued a formal assessment report.  In August 2007, the German tax authorities began an examination of the company’s German entity’s income and trade tax returns for 2001 through 2005.  Thus far, there have been no significant developments with regard to this German examination.

The company’s liability for unrecognized tax benefits is expected to increase by $1.8 million, including interest and penalty, to $38.5 million during the year ended December 31, 2008.  All of the company’s unrecognized tax benefits as of June 30, 2008, if recognized, would affect the effective tax rate.

During the next 12 months, the company does not expect any other significant changes in its unrecognized tax benefits.

10.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	129,903,658	124,823,656	129,737,054	124,437,646
Effect of dilutive securities - stock options and restricted stock	2,145,206	2,825,416	2,176,688	2,776,454
Diluted weighted average common shares outstanding	132,048,864	127,649,072	131,913,742	127,214,100

For the three and six months ended June 30, 2008, 0.1 million common shares issuable upon the exercise of stock options, and for the three and six months ended June 30, 2007, 0.1 million common shares issuable upon the exercise of stock options, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During each of the three months ended June 30, 2008 and 2007, the company paid a quarterly dividend of $0.02 and $0.0175 per outstanding common share, respectively.  During each of the six months ended June 30, 2008 and 2007, the company paid two quarterly dividends totaling $0.04 and $0.035 per share, respectively.

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

On July 26, 2007, the board of directors authorized a two-for-one split of the company’s common stock.  Record holders of the company’s common stock at the close of business on August 31, 2007 received on September 10, 2007 one additional share of common stock for every share of the company’s common stock they owned as of August 31, 2007.  The company’s shares outstanding at the close of business on August 31, 2007 totaled 62,787,642.  The company’s common stock began trading at its post-split price at the beginning of trading on September 11, 2007.  Per share, share and stock option amounts within this Quarterly Report on Form 10-Q for all periods presented have been adjusted to reflect the stock split.

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

12.  Stock Based Compensation

Stock based compensation expense is calculated by estimating the fair value of incentive stock options at the time of grant and amortized over the stock options’ vesting period.  Stock based compensation was $1.5 million and $3.4 million for the three and six months ended June 30, 2008, respectively.  Stock based compensation was $1.5 million and $3.3 million for the three and six months ended June 30, 2007, respectively.

13.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. The estimated remaining cost to complete the clean up of this site is approximately $8.1 million. Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheet at June 30, 2008 is $0.9 million. Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of the company’s wholly-owned subsidiary Diversified Refrigeration, LLC, (f/k/a Diversified Refrigeration, Inc.) (DRI) certain contaminants in the soil and ground water associated with the facility were identified. As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified. Estimates indicate that the costs to remediate this site are approximately $2.0 million. During December 2005, the company recorded a $2.0 million reserve for these estimated costs. This charge was recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005. The company’s remaining estimated liability for this matter, included in other accounts payable and accrued expenses in the Consolidated Balance Sheet at June 30, 2008 is $0.9 million. Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of June 30, 2008, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years. The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence. The high-end of the company’s self-insurance retention level is for certain cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of June 30, 2008, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at June 30, 2008, were $34.6 million; $13.8 million was reserved specifically for actual cases and $20.8 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At June 30, 2008 and December 31, 2007, the company had reserved $97.7 million and $92.1 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

The company had been in negotiations with one of its Marine customers to recover certain cost overruns that resulted from change orders related to a particular contract.  During the third quarter of 2005, due to the fact that these negotiations were not successful within a timeframe satisfactory to the company, the company filed a lawsuit seeking recovery of these cost overruns from the customer.  The customer subsequently filed a counter suit against the company in the fourth quarter of 2005.  During the fourth quarter of 2005, the company established a reserve of $10.2 million to reflect the inherent uncertainties in litigation of this type.  The $10.2 million reserve was recorded in cost of sales of the Marine segment in the Consolidated Statements of Operations for the year ended December 31, 2005.  On March 4, 2008, the company reached an agreement with this Marine customer which resulted in the settlement of all claims and counter claims between the two parties related to certain contractual disputes relating to late delivery, cost overruns, and product performance that resulted from change orders to the particular contract.  The settlement did not result in additional losses to the company.

14. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in accounts payable and accrued expenses and non-current liabilities at June 30, 2008 and December 31, 2007 was $106.7 million and $102.4 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at June 30, 2008 was $135.5 million.  This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2013.

During the six months ended June 30, 2008 and 2007, the company sold $0 million and $5.2 million, respectively, of its long term notes receivable to third party financing companies.  The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies. The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in accounts payable and accrued expenses and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statement of Cash Flows.  During the six months ended June 30, 2008, the customers have paid $2.8 million of the notes to the third party financing companies.  As of June 30, 2008, the outstanding balance of the notes receivables guaranteed by the company was $16.0 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company. Such warranty generally provides that products will be free from defects for periods ranging from 6 months to 60 months. If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the six months ended June 30, 2008 and 2007.

	2008	2007
Balance at beginning of period	$92.1	$69.4
Accruals for warranties issued during the period	30.9	25.6
Settlements made (in cash or in kind) during the period	(28.7)	(21.0)
Currency translation	3.4	0.8
Balance at end of period	$97.7	$74.8

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

The components of periodic benefit costs for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$1.0	$0.4
Interest cost of projected benefit obligations	1.8	0.9	0.8	3.6	1.8	1.6
Expected return on plan assets	(1.7)	(0.8)	—	(3.4)	(1.6)	—
Amortization of actuarial net (gain) loss	—	—	—	—	—	—
Net periodic benefit costs	$0.1	$0.6	$1.0	$0.2	$1.2	$2.0
Weighted average assumptions:
Discount rate	6.50%	5.5 - 5.8%	5.75%	6.50%	5.5 - 5.8%	5.75%
Expected return on plan assets	5.9%	0.0 - 6.1%	N/A	5.9%	0.0 - 6.1%	N/A
Rate of compensation increase	N/A	0.0 – 4.4%	N/A	N/A	0.0 – 4.4%	N/A

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$1.0	$0.4
Interest cost of projected benefit obligations	1.8	1.2	0.8	3.5	2.4	1.6
Expected return on plan assets	(1.8)	(1.1)	—	(3.5)	(2.2)	—
Amortization of actuarial net (gain) loss	0.2	—	0.1	0.3	—	0.1
Net periodic benefit costs	$0.2	$0.6	$1.1	$0.3	$1.2	$2.1
Weighted average assumptions:
Discount rate	5.75%	4.5 – 4.9%	5.75%	5.75%	4.5 - 4.9%	5.75%
Expected return on plan assets	6.5%	0.0 - 6.3%	N/A	6.5%	0.0 - 6.3%	N/A
Rate of compensation increase	N/A	1.8 – 4.0%	N/A	N/A	1.8 – 4.0%	N/A

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our Consolidated Financial Statements.

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

18. Subsidiary Guarantors of Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the company, which do not guarantee the Senior Notes due 2013 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the company.  On August 1, 2007, the company redeemed its 10 ½% senior subordinated notes due 2012, the guarantors of which were substantially the same as the guarantors of the Senior Notes due 2013.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$750.6	$750.4	$(195.7)	$1,305.3
Costs and expenses:
Cost of sales	—	603.0	586.6	(195.7)	993.9
Engineering, selling and administrative expenses	12.7	49.3	54.8	—	116.8
Gain on sale of parts line	—	—	—	—	—
Pension settlement	—	—	—	—	—
Amortization expense	—	0.5	1.1	—	1.6
Equity in (earnings) loss of subsidiaries	(172.6)	(3.4)	—	176.0	—
Total costs and expenses	(159.9)	649.4	642.5	(19.7)	1,112.3

Earnings (loss) from operations	159.9	101.2	107.9	(176.0)	193.0

Other income (expense):
Interest expense	(2.5)	(0.8)	(4.0)	—	(7.3)
Management fee income (expense)	11.3	(1.5)	(9.8)	—	—
Other income (expense), net	(56.6)	14.8	42.5	—	0.7
Total other income (expense)	(47.8)	12.5	28.7	—	(6.6)

Earnings from operations before taxes on income and minority interest	112.1	113.7	136.6	(176.0)	186.4
Provision for taxes on income	(21.8)	47.3	27.1	—	52.6
Earnings from operations before minority interest	133.9	66.4	109.5	(176.0)	133.8
Minority interest, net of income taxes	—	—	(0.1)	—	(0.1)
Net earnings	$133.9	$66.4	$109.6	$(176.0)	$133.9

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$641.1	$508.9	$(131.4)	$1,018.6
Costs and expenses:
Cost of sales	—	510.2	399.8	(131.4)	778.6
Engineering, selling and administrative expenses	11.4	46.0	43.2	—	100.6
Gain on sale of parts line	—	(3.3)	—	—	(3.3)
Pension settlement	1.3	—	3.9	—	5.2
Amortization expense	—	0.5	0.5	—	1.0
Total costs and expenses	12.7	553.4	447.4	(131.4)	882.1

Earnings (loss) from operations	(12.7)	87.7	61.5	—	136.5

Other income (expense):
Interest expense	(7.0)	(1.2)	(1.6)	—	(9.8)
Management fee income (expense)	9.0	(8.5)	(0.5)	—	—
Other income (expense), net	18.2	(6.5)	(6.7)	—	5.0
Total other income (expense)	20.2	(16.2)	(8.8)	—	(4.8)

Earnings from operations before taxes on income and equity in earnings of subsidiaries	7.5	71.5	52.7	—	131.7
Provision for taxes on income	1.6	15.4	17.2	—	34.2
Earnings from operations before equity in earnings of subsidiaries	5.9	56.1	35.5	—	97.5
Equity in earnings of subsidiaries	91.6	—	—	(91.6)	—
Net earnings	$97.5	$56.1	$35.5	$(91.6)	$97.5

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,355.7	$1,352.6	$(326.1)	$2,382.2
Costs and expenses:
Cost of sales	—	1,082.2	1,055.2	(326.1)	1,811.3
Engineering, selling and administrative expenses	25.1	100.0	106.6	—	231.7
Amortization expense	—	1.0	2.5	—	3.5
Equity in (earnings) loss of subsidiaries	(263.5)	(6.0)	—	269.5	—
Total costs and expenses	(238.4)	1,177.2	1,164.3	(56.6)	2,046.5

Earnings (loss) from operations	238.4	178.5	188.3	(269.5)	335.7

Other income (expense):
Interest expense	(5.4)	(1.7)	(6.9)	—	(14.0)
Management fee income (expense)	22.6	(12.6)	(10.0)	—	—
Other income (expense), net	(35.7)	14.0	29.8	—	8.1
Total other income (expense)	(18.5)	(0.3)	12.9	—	(5.9)

Earnings from operations before taxes on income and minority interest	219.9	178.2	201.2	(269.5)	329.8
Provision for taxes on income	(16.6)	65.8	44.1	—	93.3
Earnings from operations before minority interest	236.5	112.4	157.1	(269.5)	236.5
Minority interest	—	—	(0.1)	—	(0.1)
Net earnings	$236.5	$112.4	$157.2	$(269.5)	$236.6

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,162.3	$950.5	$(232.1)	$1,880.7
Costs and expenses:
Cost of sales	—	926.8	750.6	(232.1)	1,445.3
Engineering, selling and administrative expenses	22.1	89.4	82.9	—	194.4
Gain on sale of parts line	—	(3.3)	—	—	(3.3)
Pension settlement	1.3	—	3.9	—	5.2
Amortization expense	—	0.9	1.0	—	1.9
Total costs and expenses	23.4	1,013.8	838.4	(232.1)	1,643.5

Earnings (loss) from operations	(23.4)	148.5	112.1	—	237.2

Other income (expense):
Interest expense	(14.1)	(2.1)	(2.7)	—	(18.9)
Management fee income (expense)	17.9	(17.0)	(0.9)	—	—
Other income (expense), net	33.9	(9.5)	(19.5)	—	4.9
Total other income (expense)	37.7	(28.6)	(23.1)	—	(14.0)

Earnings from operations before taxes on income and equity in earnings of subsidiaries	14.3	119.9	89.0	—	223.2
Provision for taxes on income	2.9	25.0	33.8	—	61.7
Earnings from operations before equity in earnings of subsidiaries	11.4	94.9	55.2	—	161.5
Equity in earnings of subsidiaries	150.2	—	—	(150.2)	—
Net earnings	$161.6	$94.9	$55.2	$(150.2)	$161.5

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of June 30, 2008

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$221.3	$32.6	$162.1	$—	$416.0
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.3	—	1.4	—	6.7
Accounts receivable — net	1.5	159.8	343.2	—	504.5
Inventories — net	—	253.9	575.6	—	829.5
Deferred income taxes	45.5	—	19.8	—	65.3
Other current assets	7.1	20.9	62.2	—	90.2
Total current assets	283.3	467.2	1,164.3	—	1,914.8

Property, plant and equipment — net	10.0	227.8	322.3	—	560.1
Goodwill	—	325.9	227.2	—	553.1
Other intangible assets — net	—	70.6	132.3	—	202.9
Deferred income taxes	25.2	—	2.8	—	28.0
Other non-current assets	49.9	8.5	9.6	—	68.0
Investment in affiliates	1,052.5	15.2	—	(1,067.7)	—
Total assets	$1,420.9	$1,115.2	$1,858.5	$(1,067.7)	$3,326.9

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$20.3	$401.3	$663.8	$—	$1,085.4
Short-term borrowings	—	—	36.9	—	36.9
Product warranties	—	41.5	44.4	—	85.9
Product liabilities	—	30.2	4.4	—	34.6
Total current liabilities	20.3	473.0	749.5	—	1,242.8

Non-Current Liabilities:
Long-term debt, less current portion	150.1	—	54.9	—	205.0
Pension obligations	6.4	0.5	16.2	—	23.1
Postretirement health and other benefit obligations	49.4	—	1.0	—	50.4
Intercompany	(494.9)	(227.5)	722.4	—	—
Long-term deferred income	—	10.2	48.4	—	58.6
Other non-current liabilities	48.4	19.6	37.8	—	105.8
Total non-current liabilities	(240.6)	(197.2)	880.7	—	442.9

Stockholders’ equity	1,641.2	839.4	228.3	(1,067.7)	1,641.2

Total liabilities and stockholders’ equity	$1,420.9	$1,115.2	$1,858.5	$(1,067.7)	$3,326.9

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

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operations	$284.9	$97.6	$41.5	$(269.5)	$154.5

Cash Flows from Investing:
Business acquisition	—	—	(18.1)	—	(18.1)
Capital expenditures	(1.3)	(39.7)	(24.9)	—	(65.9)
Restricted cash	10.4	—	(0.2)	—	10.2
Proceeds from sale of property, plant and equipment	—	0.3	2.8	—	3.1
Proceeds from sales of parts product line	—	—	—	—	—
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(256.6)	(46.1)	33.2	269.5	—
Net cash provided by (used for) investing activities of continuing operations	(247.6)	(85.5)	(7.2)	269.5	(70.8)

Cash Flows from Financing:
Proceeds from long-term debt	—	—	10.7	—	10.7
Payments on long-term debt	—	—	(39.0)	—	(39.0)
Proceeds from (payments) on revolving credit facility	—	(1.8)	(1.0)	—	(2.8)
Debt issuance costs	(13.4)	—	—	—	(13.4)
Dividends paid	(5.2)	—	—	—	(5.2)
Exercises of stock options	7.7	—	—	—	7.7
Net cash provided by (used for) financing activities	(10.9)	(1.8)	(29.3)	—	(42.0)

Effect of exchange rate changes on cash	—	—	10.4	—	10.4

Net increase (decrease) in cash and cash equivalents	26.4	10.3	15.4	—	52.1

Balance at beginning of period	194.9	22.3	146.7	—	363.9
Balance at end of period	$221.3	$32.6	$162.1	$—	$416.0

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
Crane	$1,063.8	$805.1	$1,948.2	$1,488.0
Foodservice	127.3	128.0	231.4	224.9
Marine	114.2	85.5	202.6	167.8
Total net sales	$1,305.3	$1,018.6	$2,382.2	$1,880.7
Earnings (loss) from operations:
Crane	$165.5	$119.4	$298.4	$214.8
Foodservice	22.8	22.2	34.9	33.0
Marine	17.7	8.5	27.9	14.0
Corporate expense	(13.0)	(11.7)	(25.5)	(22.7)
Gain on sale of parts line	—	3.3	—	3.3
Pension settlement	—	(5.2)	—	(5.2)
Operating earnings	$193.0	$136.5	$335.7	$237.2

Crane segment operating earnings for the three and six months ended June 30, 2008 includes amortization expense of $1.5 million and $3.2 million, respectively.  Crane segment operating earnings for the three and six months ended June 30, 2007 includes amortization expense of $0.9 million and $1.6 million, respectively.  Foodservice segment operating earnings for the three and six months ended June 30, 2008 includes amortization expense of $0.1 million and $0.3 million, respectively.  Foodservice segment operating earnings for the three and six months ended June 30, 2007 includes amortization expense of $0.2 million and $0.3 million, respectively.

As of June 30, 2008 and December 31, 2007, the total assets by segment were as follows:

	June 30, 2008	December 31, 2007
Crane	$2,387.5	$1,958.1
Foodservice	349.4	341.5
Marine	104.2	123.1
Corporate	485.8	446.0
Total	$3,326.9	$2,868.7

20. Subsequent Events

On July 10, 2008, Enodis plc (“Enodis”) mailed to its shareholders a scheme document (the “Scheme Document”) relating to the offer by the company to acquire Enodis. The Scheme Document contained notices of the Court Meeting and General Meeting of Enodis shareholders required to approve the scheme of arrangement through which the company’s offer for Enodis is being implemented (the “Scheme”), a unanimous recommendation of the directors of Enodis that shareholders vote in favor of the resolutions to be proposed at the Court Meeting and the General Meeting and other information relating to the Scheme.  On August 4, 2008, the Court Meeting and General Meeting of Enodis shareholders resulted in the overwhelming approval of the Scheme under which the company would purchase Enodis.  More than 99 percent of shares represented voted for the approval of the Scheme.  See further detail related to the Credit Agreement for the purpose of permitting the company’s bid for Enodis at Note 7, “Debt.”

On August 1, 2008, the company signed a definitive purchase agreement to sell the stock of its Marine segment to Fincantieri-Cantieri Navali Italiani, S.p.A. (“Fincantieri”) and its subsidiary, Fincantieri Marine Group Holdings.  Lockheed Martin Corporation has agreed to be a minority investor with Fincantieri in the proposed acquisition.  This transaction will allow the company to focus its financial assets and managerial resources on the growth of its increasingly global crane and foodservice businesses.  The purchase price for the Marine segment is $120 million in cash and is subject to certain post-closing working capital adjustments.  Assuming a timely completion of this sale by year-end, the transaction is expected to generate a per-share, after-tax gain of approximately $0.60.  The company intends to use the after-tax proceeds for general corporate purposes, which include pay down of debt anticipated as a result of the pending acquisition of Enodis.   The sale is subject to customary clearances for transactions of this type including U.S. antitrust and certain U.S. security agencies.

The major classes of assets and liabilities of the Marine segment which are included in the accompanying Consolidated Balance Sheets are presented below for informational purposes only:

	June 30, 2008	December 31, 2007
Assets:
Total current assets	$35.8	$54.6
Total non-current assets	68.4	68.5
Total assets	$104.2	$123.1
Liabilities:
Total current liabilities	$76.9	$100.7
Total non-current liabilities	(2.7)	(2.7)
Total liabilities	$74.2	$98.0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
Cranes and Related Products	$1,063.8	$805.1	$1,948.2	$1,488.0
Foodservice Equipment	127.3	128.0	231.4	224.9
Marine	114.2	85.5	202.6	167.8
Total net sales	$1,305.3	$1,018.6	$2,382.2	$1,880.7

Consolidated net sales for the three months ended June 30, 2008 increased 28.2% to $1.3 billion, from $1.0 billion for the same period in 2007.  For the six months ended June 30, 2008 sales increased 26.7% to $2.4 billion versus sales of $1.9 billion for the six months ended June 30, 2007.  The increases in sales were driven mainly by our Crane and Marine segments.

Net sales from the Crane segment for the three months ended June 30, 2008 increased 32.1% to $1.1 billion versus $805.1 million for the three months ended June 30, 2007.  For the six months ended June 30, 2008 sales increased 30.9% to $1.9 billion versus $1.5 billion for the six months ended June 30, 2007.  Net sales for both the three and six months ended June 30, 2008 increased over the same period in the prior year in all major geographic regions.  The Crane segment continues to benefit from the globalization of the crane business as international activity generated strong segment sales due in part to the strength in the global infrastructure and energy markets.  From a product line standpoint, the higher sales were driven by increased volume of crawler, tower, and mobile hydraulic cranes worldwide and increases in our aftermarket sales and service business.  Crane sales also benefited from product pricing increases in 2008 versus 2007.

For the three and six months ended June 30, 2008 versus the same periods in 2007, the stronger Euro currency compared to the U.S. Dollar had an approximate $64.0 million and $109.9 million, respectively, favorable impact on sales.  As of June 30, 2008, total Crane segment backlog was $3.5 billion, an 8.3% increase over the March 31, 2008 backlog of $3.3 billion and a 22.4% increase over the December 31, 2007 backlog of $2.9 billion.   The solid backlog reflects the increased international activity, the pay back of our innovation strategy, and the success of our new products in the marketplace.  Our outlook for the Crane segment remains strong through 2010, despite the recent decline in U.S. housing market, the softening of commercial construction in some mature markets, and slowing residential construction in Western Europe.  We expect to offset these trends as demand for our higher capacity cranes, particularly those serving infrastructure and energy applications, continues to grow in both developed and emerging economies.

Net sales from the Foodservice segment decreased 0.5% to $127.3 million for the three months ended June 30, 2008 versus $128.0 million for the three months ended June 30, 2007.  The sales decrease during the quarter was a result of lower ice product volume and overall declining consumer spending and restaurant traffic in the U.S. but was partially offset by strong sales from global markets.  For the six months ended June 30, 2008, Foodservice segment sales of $231.4 million increased 2.9% over the same period in 2007.  The sales increase during the six months versus the prior year was driven by higher product volume, strong sales from global markets, and pricing increases.

During the quarter, the Foodservice segment announced a price increase effective July 1, 2008, to address the rising cost of materials, especially commodities such as stainless steel, copper, and plastics.  In addition, the Foodservice segment introduced a zero-percent financing incentive to end users to help the segment to take full advantage of the current market’s potential.  This program, which is supported by one of our global finance partners who fund many of our customers’ crane purchases, has been well received and has been helpful in driving incremental sales.

Net sales from our Marine segment increased 33.6% to $114.2 million in the second quarter of 2008 versus the second quarter of 2007.  For the six months ended June 30, 2008, net sales in the Marine segment increased 20.8% to $202.6 million compared to $167.8 million during the six months ended June 30, 2007.  The increase in sales for both the three and six months ended June 30, 2008 was primarily the result of higher levels of production efficiencies from repeat orders such as the OPA-90 vessels that comprise the bulk of our commercial backlog and from favorable construction efficiencies on government vessels.  The sales increase for the six months ended June 30, 2008 was also partially due to a stronger winter repair season versus the same period last year.

We believe the Marine segment continues to be well positioned to garner additional military and commercial contracts which we expect will be awarded during the second half of 2008.  The Marine segment has also established itself in the business of repowering steam vessels with more efficient diesel engines.  There are ten older steam-powered vessels on the Great Lakes and rising fuel costs are causing many of their owners to consider installing new, fuel efficient systems.  This trend should result in additional business later this year.

On August 1, 2008, the company signed a definitive purchase agreement to sell the stock of its Marine segment to Fincantieri-Cantieri Navali Italiani, S.p.A. (“Fincantieri”) and its subsidiary, Fincantieri Marine Group Holdings.  Lockheed Martin Corporation has agreed to be a minority investor with Fincantieri in the proposed acquisition.  The purchase price for the Marine segment is $120 million in cash and is subject to certain post-closing working capital adjustments.  Assuming a timely completion of this sale by year-end, the transaction is expected to generate a per-share, after-tax gain of approximately $0.60.  The company intends to use the after-tax proceeds for general corporate purposes, which include pay down of debt anticipated as a result of the pending acquisition of Enodis.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Earnings from operations:
Cranes and Related Products	$165.5	$119.4	$298.4	$214.8
Foodservice Equipment	22.8	22.2	34.9	33.0
Marine	17.7	8.5	27.9	14.0
General corporate expense	(13.0)	(11.7)	(25.5)	(22.7)
Gain on sale of parts line	—	3.3	—	3.3
Pension settlement	—	(5.2)	—	(5.2)
Total	$193.0	$136.5	$335.7	$237.2

Consolidated gross profit for the three months ended June 30, 2008 was $311.4 million, an increase of $71.4 million over the $240.0 million of consolidated gross profit for the same period in 2007.  Consolidated gross profit for the six months ended June 30, 2008 was $570.9 million, an increase of $135.5 million over the $435.4 million of consolidated gross profit for the same period in 2007.  These increases were driven by significantly higher gross profit in the Crane and Marine segments.  The three and six month increases in the Crane segment were due to increased sales volumes, factory productivity gains, favorable impact of price increases, and favorable translation effect of foreign currency exchange rate changes.  For the three and six months ended June 30, 2008 versus the same periods in 2007, the stronger Euro currency compared to the U.S. Dollar had an approximate $11.8 million and $20.4 million, respectively, favorable impact on gross profit.  The gross profit increases as compared to last year were partially offset by unfavorable material cost increases.

For the three and six months ended June 30, 2008, the Foodservice segment gross profit declined approximately $1.7 million and $0.3 million, respectively, versus the same periods last year.  The decreases in the Foodservice segment were primarily the result of material price increases.

For the three and six months ended June 30, 2008, the Marine segment gross profit increased 76.6% and 63.1%, respectively, as a result of favorable performance on construction projects, a strong winter repair season during the first quarter, and a one-time positive adjustment of $4.3 million related to changes to an existing contract, which resulted in a forfeited customer deposit in the second quarter.

Engineering, selling and administrative (ES&A) expenses for the second quarter of 2008 increased approximately $16.2 million to $116.8 million versus $100.6 million for the second quarter of 2007.  For the six months ended June 30, 2008, ES&A was $231.7 million, which was a $37.3 million increase over ES&A for the six months ended June 30, 2007.  This increase was primarily driven by the Crane segment due to higher employee related costs, increased research and development costs, costs incurred on the ERP implementation project, and the impact of currency exchange rates to the U.S. dollar.  In addition, corporate expenses increased primarily due to higher employee related costs.

For the three months ended June 30, 2008, the Crane segment reported operating earnings of $165.5 million compared to $119.4 million for the three months ended June 30, 2007.  For the six months ended June 30, 2008, the Crane segment reported operating earnings of $298.4 million compared to $214.8 million for the six months ended June 30, 2007.  Operating earnings of the Crane segment were favorably affected by increased volume across all regions, impact of price increases, product cost reductions, and the positive translation effect of foreign currency exchange rate changes.  These increases were partially offset by higher raw material costs and higher ES&A related costs.  Operating margin for the three months ended June 30, 2008 was 15.6% versus 14.9% for the three months ended June 30, 2007.  Volume and favorable mix, effective leveraging of fixed costs and ES&A expenses on higher sales volume, and favorable pricing levels in all our regions contributed to the margin improvement.

For the three months ended June 30, 2008, the Foodservice segment reported operating earnings of $22.8 million compared to $22.2 million for the three months ended June 30, 2007.   For the six months ended June 30, 2008, the Foodservice segment reported operating earnings of $34.9 million compared to $33.0 million for the six months ended June 30, 2007.  The increases in operating earnings for the quarter and six month period was the result of increased pricing, product cost reductions, and tightly controlled ES&A expenses.  These increases were partially offset by higher raw material costs.

For the three months ended June 30, 2008, the Marine segment reported operating earnings of $17.7 million compared to $8.5 million for the three months ended June 30, 2007.   For the six months ended June 30, 2008, the Marine segment reported operating earnings of $27.9 million compared to $14.0 million for the six months ended June 30, 2007.  Both the three and six months ended June 30, 2008 benefited from continued strong performance on both government projects and new construction commercial projects as well as the one-time benefit received due to changes to an existing contract as noted above.  In addition, the six month increase was partially the result of strong winter repair season for 2008.

For the three months ended June 30, 2008, corporate expenses were $13.0 million compared to $11.7 million for the three months ended June 30, 2007.   For the six months ended June 30, 2008, corporate expenses were $25.5 million compared to $22.7 million for the six months ended June 30, 2007.  These increases are the result of higher employee-related costs and other professional services expenses.

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

Analysis of Non-Operating Income Statement Items

Interest expense for the second quarter of 2008 was $7.3 million versus $9.8 million for the quarter ended June 30, 2007.  The decrease resulted from the redemption of the 10 1/2% senior subordinated notes due 2012 during August of 2007.

Other income, net for the first six months of 2008 was $8.1 million versus $4.9 million for the same period ended June 30, 2007.  This increase is primarily the result of an increase in interest income as a result of higher cash balances during the first six months of 2008 versus the same period last year.

The effective tax rates for the three and six months ended June 30, 2008 were 28.2% and 28.3%, respectively.  The effective tax rate for the three and six months ended June 30, 2007 were 26.0% and 27.6%, respectively. The rate for the three and six months ended June 30, 2007 was favorably impacted by a foreign tax credit carryforward which was recognized during the quarter.  In addition, all periods were favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

For the three and six months ended June 30, 2008, our 50% joint venture with the shareholders of TaiAn Dongyue recorded revenue of $18.0 million and $24.1 million, respectively, and recorded losses of $0.3 million for each period.  The associated 50% minority interest loss amount at the effective tax rate was $0.1 million for each period.  See further detail related to the joint venture at Note 2, “Acquisitions.”

Financial Condition

First Six Months of 2008

Cash and cash equivalents balance as of June 30, 2008 totaled $416.0 million, which was an increase of $52.1 million from the December 31, 2007 balance of $363.9 million.  Cash flow from operations for the first six months of 2008 was $154.5 million compared to a use of cash of $26.3 million for the first half of 2007.  During the first half of 2008 the cash flow generation from operations was driven by $236.6 million of net earnings, an increase in accounts payable of $94.2 million, and an increase in customer advances of $61.8 million.  The increase in accounts payable is related to the increase in inventory for the Crane and Foodservice segments and the increase in customer advances is in connection with deposits required for our larger crane orders.  Cash flow was negatively impacted by an increase in inventory of $188.4 million and an increase in accounts receivable of $52.7 million.  The increase in inventory was due to the increase in production to support higher sales volumes and higher backlog levels in the Crane segment as well as traditional seasonal increases in the Foodservice segment.  In addition, supplier constraints have negatively impacted production throughput resulting in higher Crane segment inventories.  The increase in accounts receivable was driven primarily by an increase in the Crane segment sales volumes.   During the first half of 2008 we made tax payments of approximately $58.5 million versus $35.0 million during the first half of 2007.

On March 6, 2008, the company formed a 50% joint venture with the shareholders of TaiAn Dongyue for the production of mobile and truck-mounted hydraulic cranes.  The cash flow impact of this acquisition is included in business acquisitions, net of cash acquired, within the cash flow from investing section of the Consolidated Statement of Cash Flows.  See further detail related to the joint venture at Note 2, “Acquisitions.”

Capital expenditures during the first half of 2008 were $65.9 million versus $30.8 million during the first half of 2007.  The majority of the capital expenditures are related to capacity expansion projects and ERP implementation costs for the Crane segment, ERP costs for the Foodservice segment, and facility upgrades for the Marine segment.

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

During May 2006, we redeemed our 175 million Euro ($216.9 million based on May 15, 2006 exchange rates) of 10 3/8% senior subordinated notes due 2011. Pursuant to the terms of the indenture, we paid the note holders 105.188% of the principal amount ($11.2 million) as a call premium plus accrued and unpaid interest up to the redemption date.   We utilized cash on hand and availability under our Revolving Credit Facility to fund this redemption.

Liquidity and Capital Resources

Our outstanding debt at June 30, 2008 consisted of $46.8 million outstanding under our Revolving Credit Facility, $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), and $45.1 million of other debt and capital leases.

On August 1, 2007, we redeemed our 10 ½% senior subordinated notes due 2012. Pursuant to the terms of the indenture, we paid the note holders 105.25% of the principal amount plus accrued and unpaid interest up to the redemption date. The total cash payment for the redemption was $129.6 million.  As a result of this redemption, we incurred a charge of $12.5 million ($8.1 million net of income taxes) related to the call premium, the write-off of unamortized debt issuance costs and other expenses. The charge was recorded in loss on debt extinguishment in the Consolidated Statement of Operations.

Our Revolving Credit Facility has $300 million of initial borrowing capacity and provides us the ability to increase the capacity by an additional $250 million during the life of the facility under the same terms.  Borrowings under the Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio as defined by the Credit Agreement. The annual commitment fee in effect at June 30, 2008 on the unused portion of the Revolving Credit Facility was 0.15%.  As of June 30, 2008, we had $46.8 million outstanding under the Revolving Credit Facility with a weighted-average interest rate of 6.98%.  In addition to the outstanding borrowings, the availability under the Revolving Credit Facility is also reduced for outstanding letters of credit of $2.2 million as of June 30, 2008.

The Senior Notes due 2013 are unsecured senior obligations ranking equal with our indebtedness under our Revolving Credit Facility, except that the Revolving Credit Facility is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November of each year.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium on or after November 1, 2008.

As of June 30, 2008, we also had outstanding $45.1 million of other indebtedness with a weighted-average interest rate of 7.3%. This debt includes outstanding bank overdrafts in Asia and Europe, swaps, and various capital leases.

As of June 30, 2008, we had two fixed-to-floating rate swap contracts which effectively converted $50.0 million of our fixed rate Senior Notes due 2013 to variable rate debt.  Under these swap agreements, we contract with a counter-party to exchange the difference between a floating rate and the fixed rate applied to $50.0 million of our Senior Notes due 2013.  These contracts are considered to be a hedge against changes in the fair value of the fixed-rate obligations.  Accordingly, these interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheets at June 30, 2008 as a liability of $0.1 million, and the related debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged.  Changes during any accounting period in the fair value of the interest rate swap contract, as well as the offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statements of Operations.  The change in the fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings from these swaps for the six months ending June 30, 2008.

Our Revolving Credit Facility and Senior Notes due 2013 contain customary affirmative and negative covenants. In general, the covenants contained in the Revolving Credit Facility are more restrictive than those of the Senior Notes due 2013. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The Revolving Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Revolving Credit Facility. We were in compliance with all covenants as of June 30, 2008, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

We have entered into an accounts receivable securitization program whereby we sell certain of our domestic trade accounts receivable to a wholly owned, bankruptcy-remote, special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. We have retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against us for uncollectible receivables; however, our retained interest in the receivable pool is subordinate to the Purchaser’s interest and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and our collection history, the fair value of our retained interest approximates book value. The total capacity of this facility is $105 million as of June 30, 2008. The accounts receivable balances sold from the special purpose subsidiary was $105.0 million at June 30, 2008. The retained interest recorded at June 30, 2008 is $95.9 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

In April 2008, the company entered into a $2,400.0 million Credit Agreement.  This Credit Agreement will not become effective until the effective date of the Scheme (see further detail related to the Scheme in footnote 20, “Subsequent Events”) or, in the case of a takeover offer, the date on which the takeover offer has become or is declared unconditional in all respects.  Until such time as the company borrows under the Credit Agreement, the company’s existing $300.0 million Amended and Restated Credit Agreement, dated as of December 14, 2006, will remain in effect.  The Credit Agreement was later amended twice to ultimately increase the size of the total facility to $2,925.0 million as of June 30, 2008.  See further detail related to the Credit Agreement at Note 7, “Debt.”

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our Consolidated Financial Statements.

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

Forward-looking statements include descriptions of plans and objectives for future operations, and the assumptions behind those plans.  The words “anticipates,” “believes,” “intends,” “estimates,” “targets” and “expects,” or similar expressions, usually identify forward-looking statements.  Any and all projections of future performance are forward-looking statements.

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

Foodservice—market acceptance of new and innovative products; weather; consolidations within the restaurant and foodservice equipment industries; global expansion of customers; the commercial ice-cube machine replacement cycle in the United States; unanticipated issues associated with refresh/renovation plans by national restaurant accounts; specialty foodservice market growth; the demand for quickservice restaurant and kiosks; future strength of the beverage industry; and in connection with proposed acquisition of Enodis plc, the ability to complete and appropriately and timely integrate the proposed acquisition, the expected timing and conditions precedent, unanticipated issues associated with the satisfaction of conditions precedent and obtaining regulatory approvals, the terms and conditions of any regulatory approvals, anticipated earnings, estimated cost savings and other synergies and the anticipated timing to realize those savings and synergies, estimated costs to be incurred in completing the proposed acquisition and in achieving synergies, and potential divestitures and other strategic options.

Marine—shipping volume fluctuations based on performance of the steel industry; weather and water levels on the Great Lakes; trends in government spending on new vessels; five-year survey schedule; the replacement cycle of older marine vessels; growth of existing marine fleets; consolidation of the Great Lakes marine industry; frequency of casualties on the Great Lakes; the level of construction and industrial maintenance; government approval and funding of projects; ability of our customers to obtain financing; and in connection with the previously announced sale of the Marine segment, the anticipated tax gain, the expected timing and conditions precedent, unanticipated issues associated with the satisfaction of conditions precedent and obtaining regulatory approvals, the terms and conditions of any regulatory approvals, anticipated earnings impact, and estimated costs to be incurred in completing the proposed sale.

Corporate (including factors that may affect more than one of the three segments)— changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; issues related to new facilities and facility expansions; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets served by the company; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; and the state of financial and credit markets.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the 2007 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:  The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). During the period covered by this report, we made no changes which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

The company’s risk factors disclosures have not materially changed since the 2007 Form 10-K was filed.  The company’s risk factors are incorporated by reference from Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of the company’s shareholders on May 6, 2008, management’s nominees named below were elected as directors by the indicated votes cast for each nominee:

Name of Nominee	For	Withheld
Dean H. Anderson	103,635,752	2,490,781
Keith D. Nosbusch	104,467,588	1,658,945
Glen E. Tellock	105,030,770	1,095,763

The directors elected above will serve until the Annual Meeting of Shareholders to be held in the year 2011.  The following other directors continue in office:

Terry D. Growcock

Virgis W. Colbert
Kenneth W. Krueger
Robert C. Stift

Daniel W. Duval

James L. Packard

At the annual meeting of the company’s shareholders on May 6, 2008, ratification of the appointment of PricewaterhouseCoopers LLP as the company’s registered independent public accountants for the fiscal year ending December 31, 2008 was approved by the indicated votes cast

Name of Nominee	For	Against	Abstain
PricewaterhouseCoopers LLP	104,321,304	930,763	874,468

Further information concerning the matter voted upon at the 2008 Annual Meeting of Shareholders is contained in the company’s proxy statement dated March 26, 2008 with respect to the 2008 Annual Meeting.

Item 6.  Exhibits

(a)   Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
June 30, 2008

Exhibit No.*	Description	Filed/Furnished Herewith
4.1	Supplemental Indenture dated as of June 6, 2008 to the Indenture dated as of November 6, 2003 (filed as Exhibit 4.1 to the company’s current report on Form 8-K dated as of November 6, 2003), adding additional subsidiary guarantors and adjusting for subsidiary mergers and name changes.	X	(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

(1)   Filed Herewith

(2)   Furnished Herewith

Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.