Form 10-Q
period 2008-09-30
MANITOWOC CO INC
filed 2008-11-10
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2008, the most recent practicable date, was 130,351,394.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$1,106.8	$925.2	$3,286.4	$2,638.1
Costs and expenses:
Cost of sales	863.1	713.4	2,512.8	2,016.1
Engineering, selling and administrative expenses	98.7	92.8	317.3	276.0
Gain on sale of parts line	—	—	—	(3.3)
Pension settlements	—	—	—	5.2
Restructuring expense	0.8	—	0.8	—
Integration expense	1.6	—	1.6	—
Amortization expense	2.0	1.0	5.5	2.9
Total operating costs and expenses	966.2	807.2	2,838.0	2,296.9

Earnings from continuing operations	140.6	118.0	448.4	341.2

Other expense:
Interest expense	(7.5)	(8.5)	(21.6)	(27.4)
Loss on debt extinguishment	—	(12.5)	—	(12.5)
Loss on currency hedges	(198.4)	—	(198.4)	—
Other income, net	(2.8)	(0.4)	5.3	4.4
Total other expense	(208.7)	(21.4)	(214.7)	(35.5)

Earnings (loss) from continuing operations before taxes on income and minority interest	(68.1)	96.6	233.7	305.7
Provision (benefit) for taxes on income	(29.6)	25.5	55.9	83.3
Earnings (loss) from continuing operations before minority interest	(38.5)	71.1	177.8	222.4
Minority interest, net of income taxes	(0.8)	—	(0.9)	—
Net earnings (loss) from continuing operations	$(37.7)	$71.1	$178.7	$222.4

Discontinued operations:
Earnings from discontinued operations, net of income taxes of $4.2, $1.6,12.1, and $5.4, respectively	11.6	4.8	31.7	15.0
Net earnings (loss)	$(26.1)	$75.9	$210.4	$237.4

Earnings (loss) per common share:
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.29)	$0.57	$1.38	$1.79
Earnings from discontinued operations, net of income taxes	0.09	0.04	0.24	0.12
Net earnings (loss)	$(0.20)	$0.61	$1.62	$1.91

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.29)	$0.56	$1.36	$1.75
Earnings from discontinued operations, net of income taxes	0.09	0.04	0.24	0.12
Net earnings (loss)	$(0.20)	$0.59	$1.60	$1.87

Weighted average shares outstanding - basic	130,090,741	125,175,721	129,855,810	124,314,233
Weighted average shares outstanding - diluted	130,090,741	127,915,004	131,781,634	127,141,212

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Unaudited)
(In millions, except share data)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$379.4	$366.9
Marketable securities	2.6	2.5
Restricted cash	5.3	16.7
Accounts receivable, less allowances of $23.5 and $25.5, respectively	492.9	416.7
Inventories — net	868.7	591.0
Deferred income taxes	66.6	66.1
Other current assets	132.0	61.1
Current assets of discontinued operations	25.2	54.6
Total current assets	1,972.7	1,575.6

Property, plant and equipment — net	534.2	468.9
Goodwill	491.3	471.6
Other intangible assets — net	201.5	200.6
Deferred income taxes	28.0	27.6
Other non-current assets	77.1	55.8
Long-term assets of discontinued operations	71.3	71.3
Total assets	$3,376.1	$2,871.4

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,096.2	$845.7
Short-term borrowings	44.7	13.1
Product warranties	80.0	80.4
Customer advances	53.6	—
Product liabilities	34.1	34.7
Current liabilities of discontinued operations	74.3	100.7
Total current liabilities	1,382.9	1,074.6
Non-Current Liabilities:
Long-term debt	202.4	217.5
Pension obligations	26.3	25.0
Postretirement health and other benefit obligations	49.9	51.3
Long-term deferred revenue	54.4	60.6
Other non-current liabilities	98.8	92.5
Total non-current liabilities	431.8	446.9

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Common stock (300,000,000 shares authorized for both periods, 163,175,928 shares issued for both periods, 130,351,394 and 129,880,734 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	433.9	419.8
Accumulated other comprehensive income	108.6	114.5
Retained earnings	1,106.4	903.8
Treasury stock, at cost (32,824,534 and 33,295,194 shares, respectively)	(88.9)	(89.6)
Total stockholders’ equity	1,561.4	1,349.9
Total liabilities and stockholders’ equity	$3,376.1	$2,871.4

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited, In millions)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operations:
Net earnings	$210.4	$237.4
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	(31.7)	(15.0)
Pension settlements	—	5.2
Gain on sale of parts line	—	(3.3)
Depreciation	62.2	57.8
Deferred income taxes	3.9	(16.0)
Gain on sale of property, plant and equipment	(1.9)	(3.3)
Other	10.9	6.1
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(68.0)	(127.8)
Inventories	(257.5)	(152.6)
Other assets	(78.0)	(0.4)
Accounts payable and accrued expenses	249.5	38.8
Other liabilities	13.1	(8.4)
Net cash provided by operating activities of continuing operations	112.9	18.5
Net cash provided by operating activities of discontinued operations	36.8	10.9
Net cash provided by operating activities	149.7	29.4

Cash Flows from Investing:
Business acquisitions, net of cash acquired	(26.7)	(80.1)
Capital expenditures	(96.2)	(52.4)
Change in restricted cash	11.5	(0.5)
Proceeds from sale of property, plant and equipment	5.6	7.8
Proceeds from sales of parts product line	—	4.9
Purchase of marketable securities	(0.1)	(0.1)
Net cash used for investing activities of continuing operations	(105.9)	(120.4)
Net cash used for investing activities of discontinued operations	(2.2)	(4.5)
Net cash used for investing activities	(108.1)	(124.9)

Cash Flows from Financing:
Proceeds from revolving credit facility	—	103.3
Payments on long-term debt	(43.1)	(113.8)
Proceeds from long-term debt	33.1	11.5
Proceeds (payments) on notes financing	(4.4)	3.4
Dividends paid	(7.8)	(6.9)
Exercises of stock options, including windfall tax benefits	8.6	20.0
Debt issuance costs	(17.6)	—
Net cash (used for) provided by financing activities	(31.2)	17.5

Effect of exchange rate changes on cash	2.1	8.0

Net increase (decrease) in cash and cash equivalents	12.5	(70.0)
Balance at beginning of period	366.9	174.9
Balance at end of period	$379.4	$104.9

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net earnings (loss)	$(26.1)	$75.9	$210.4	$237.4
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	(6.6)	(0.3)	(4.7)	(0.7)
Foreign currency translation adjustments	(47.3)	26.8	(1.2)	38.7

Total other comprehensive income (loss)	(53.9)	26.5	(5.9)	38.0

Comprehensive income (loss)	$(80.0)	$102.4	$204.5	$275.4

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three and nine months ended September 30, 2008 and 2007, the cash flows for the same nine-month periods, and the financial position at September 30, 2008, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2007.  The consolidated balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation as a result of the decision to sell the Marine segment.  The company’s Unaudited Consolidated Financial Statements, accompanying notes and other information provided in this Form 10-Q reflect the Marine segment as a discontinued operation for all periods presented.  After reclassifying the Marine segment to discontinued operations, the company has two remaining reportable segments, the Crane and Foodservice segments.  See further detail related to the Marine segment at Note 3, “Discontinued Operations.”

2. Acquisitions

On March 6, 2008, the company formed a 50% joint venture with the shareholders of TaiAn Dongyue Heavy Machinery Co., Ltd. (TaiAn Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in TaiAn City, Shandong Province, China.  The company controls 60% of the voting rights and has other rights that give it significant control over the operations of TaiAn Dongyue, and accordingly, the results of this joint venture are consolidated by the company.  The aggregate consideration for the joint venture interest in TaiAn Dongyue was $32.5 million and resulted in $21.7 million of goodwill and $8.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the TaiAn Dongyue acquisition at Note 6, “Goodwill and Other Intangible Assets.”

On July 19, 2007, the company acquired Shirke Construction Equipments Pvt. Ltd (Shirke) for an aggregate consideration of $64.5 million including approximately $1.3 million of acquisition costs.  Headquartered in Pune, India, Shirke is a market leader in the Indian tower crane industry and has been Potain’s Indian manufacturing partner and distributor since 1982.  The aggregate consideration paid for Shirke resulted in $33.8 million of goodwill and $30.2 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Shirke acquisition at Note 6, “Goodwill and Other Intangible Assets.”

On January 3, 2007, the company acquired the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin for an aggregate consideration of $16.0 million.  The acquisition of the Carrydeck line added six new models to the company’s product offering of mobile industrial cranes.  The aggregate consideration paid for the Carrydeck line resulted in $9.2 million of goodwill and $6.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Carrydeck acquisition at Note 6, “Goodwill and Other Intangible Assets.”

3. Discontinued Operations

On August 1, 2008, the company signed a definitive purchase agreement to sell the ownership interests of its Marine segment to Fincantieri Marine Group Holdings Inc, a subsidiary of Fincantieri-Cantieri Navali Italiani, S.p.A. (“Fincantieri”).  Lockheed Martin Corporation has agreed to be a minority investor with Fincantieri in the proposed acquisition.  This transaction will allow the company to focus its financial assets and managerial resources on the growth of its increasingly global crane and foodservice businesses.  The purchase price for the Marine segment is $120 million in cash and is subject to certain post-closing working capital adjustments.  Assuming a timely completion of this sale by year-end, the transaction is expected to generate a per-share, after-tax gain of approximately $0.60.  The company intends to use the after-tax proceeds for general corporate purposes, which include pay down of debt anticipated as a result of the pending acquisition of Enodis.   The sale is subject to customary clearances for transactions of this type including U.S. antitrust and certain U.S. security agencies.

The Company is reporting the Marine segment as a discontinued operation for financial reporting purposes as of September 30, 2008, and for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Results of the Marine segment in current and prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.  The following selected financial data of the Marine segment for the three and nine months ended September 30, 2008 and 2007 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There were no general corporate expenses or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$103.5	$81.0	$306.1	$248.8

Pretax earnings from discontinued operations	$15.8	$6.4	$43.8	$20.4
Provision for taxes on income	4.2	1.6	12.1	5.4
Earnings from discontinued operations, net of income taxes	$11.6	$4.8	$31.7	$15.0

4. Financial Instruments

As discussed in Note 18, the company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008.  The following table sets forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Foreign currency exchange contracts	2.9	—	—	2.9
Forward commodity contracts	—	—	—	—
Interest rate swaps	0.3	—	—	0.3
Total assets at fair value	3.2	—	—	3.2

Liabilities:
Foreign currency exchange contracts	205.2	—	—	205.2
Forward commodity contracts	—	1.2	—	1.2
Interest rate swaps	—	—	—	—
Total liabilities at fair value	205.2	1.2	—	206.4

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

During July 2008, the Company entered into various hedging transactions (the "hedges") to comply with the terms of its New Credit Agreement (see further detail related to the New Credit Agreement at Note 8, “Debt”) issued to fund the purchase of Enodis plc ("Enodis").  The hedges were required to limit the company’s exposure to fluctuations in the underlying purchase price of the Enodis shares which could ultimately require additional funding capacity under the New Credit Agreement.  Subsequent to entering into the hedging transactions, the U.S. Dollar strengthened against the British Pound which resulted in a significant change to the fair value of the underlying hedges.   FAS 133, "Accounting for Derivative Instruments and Hedging Activities" states that hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges are required to go through the income statement.  Additionally, the hedge accounting treatment will lower the initial amount of goodwill booked for the purchase by the amount of the loss on currency hedges.  The final disposition of these hedge positions will be determined based upon the market exchange rate on the date the funding transaction is completed.  For the three and nine months ended September 30, 2008, loss on currency hedges related to the purchase of Enodis was $198.4 million.  The acquisition price of Enodis, in U.S. Dollars, has decreased by a similar amount from the point in time in which the hedges were entered into.  Accordingly, the goodwill that will be recorded when the acquisition is finalized will be lower than it would have been if the exchange rate between the U.S. Dollar and the British Pound had not changed from the time the hedges were entered into.

5. Inventories

The components of inventories at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Inventories – gross:
Raw materials	$359.3	$252.3
Work-in-process	270.9	216.4
Finished goods	315.1	188.5
Total inventories – gross	945.3	657.2
Excess and obsolete inventory reserve	(40.9)	(42.6)
Net inventories at FIFO cost	904.4	614.7
Excess of FIFO costs over LIFO value	(35.7)	(23.7)
Inventories – net	$868.7	$591.0

Inventories are carried at lower of cost or market value using the first-in, first-out (FIFO) method for 88% of total inventories at September 30, 2008 and December 31, 2007.  The remainder of the inventories are costed using the last-in, first-out (LIFO) method.

6.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the year ended December 31, 2007 and nine months ended September 30, 2008 are as follows:

	Crane	Foodservice	Total

Balance as of January 1, 2007	$214.8	$200.1	$414.9
Carrydeck acquisition	9.2	—	9.2
Shirke acquisition	33.8	—	33.8
Foreign currency impact	13.7	—	13.7
Balance as of December 31, 2007	271.5	200.1	471.6
TaiAn Dongyue acquisition	21.7	—	21.7
Foreign currency impact	(2.0)	—	(2.0)
Balance as of September 30, 2008	$291.2	$200.1	$491.3

As discussed in Note 2, “Acquisitions,” during 2008, the company formed a 50% joint venture with the shareholders of TaiAn Dongyue for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in TaiAn City, Shandong Province, China.  The aggregate consideration for the joint venture interest in TaiAn Dongyue was $32.5 million and resulted in $21.7 million of goodwill and $8.5 million of other intangible assets being recognized by the company’s Crane segment.  The other intangible assets consist of trademarks of $1.0 million, which have an indefinite life, customer relationships of $0.9 million, which have been assigned a 10-year life, and other intangibles of $6.6 million, which consist primarily of crane manufacturing licenses and have been assigned a 10-year life.

During 2007, the company completed the acquisitions of the Carrydeck line of mobile industrial cranes and Shirke.  The acquisition of the Carrydeck line resulted in an increase of $9.2 million of goodwill and $6.5 million of other intangible assets being recognized by the company’s Crane segment.  The other intangible assets consist of trademarks totaling $1.2 million, which have an indefinite life, customer relationships of $4.2 million, which have been assigned a 20-year life, and non-patented technologies of $1.1 million which have been assigned a 20-year life.  The acquisition of Shirke resulted in an increase of $33.8 million of goodwill and $30.2 million of other intangible assets being recognized by the company’s Crane segment.  The other intangible assets consist of customer relationships of $10.5 million, which have been assigned a 10-year life, trademarks totaling $9.1 million, which have an indefinite life, and other intangibles of $10.6 million, which include various intangible assets that are amortized over 6 months to 6 years, which approximates their estimated useful lives.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of September 30, 2008 and December 31, 2007.

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$122.6	$—	$122.6	$120.9	$—	$120.9
Customer relationships	19.9	(2.5)	17.4	20.4	(1.4)	19.0
Patents	35.5	(16.3)	19.2	35.2	(12.2)	23.0
Engineering drawings	12.0	(5.3)	6.7	12.0	(5.4)	6.6
Distribution network	22.0	—	22.0	21.8	—	21.8
Other intangibles	16.5	(2.9)	13.6	10.6	(1.3)	9.3
	$228.5	$(27.0)	$201.5	$220.9	$(20.3)	$200.6

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Trade accounts payable	$594.0	$519.5
Interest payable	5.6	2.6
Employee related expenses	92.4	88.9
Income taxes payable	—	6.7
Profit sharing and incentives	41.3	58.1
Unremitted cash liability	2.9	4.9
Deferred revenue - current	47.7	55.9
Derivative liabilities	206.4	0.8
Miscellaneous accrued expenses	105.9	108.3
	$1,096.2	$845.7

8. Debt

In April 2008, the company entered into a $2,400.0 million credit agreement which was amended and restated as of August 25, 2008 to ultimately increase the size of the total facility to $2,925.0 million (New Credit Agreement).  The New Credit Agreement will not become effective until the effective date of the acquisition (see further detail related to the acquisition in Note 21, “Subsequent Events”) or, in the case of a takeover offer, the date on which the takeover offer has become or is declared unconditional in all respects.  Until such time as the company borrows under the New Credit Agreement, the company’s existing $300.0 million Amended and Restated Credit Agreement, dated as of December 14, 2006, will remain in effect.

The New Credit Agreement includes four loan facilities – a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.

Borrowings made under the revolving facility, Term Loan A, and Term Loan X will initially bear interest at 3.25 percent in excess of an adjusted LIBOR rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.  Borrowings made under the Term Loan B will initially bear interest at 3.50 percent in excess of an adjusted LIBOR rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.  The company will also pay a commitment fee of 0.50 percent per annum for the first 120 days, and 0.75 percent per annum after the 120th day on the entire facility balance up to the date of funding; upon funding, the commitment fee will reduce to apply only to the revolving commitment and will be 0.50 percent per year.  As of September 30, 2008, the company incurred $17.6 million in deferred financing expenses.  The cash flow impact of these fees is included in cash flow used for financing activities in the Consolidated Statement of Cash Flows for the nine month period ending September 30, 2008.

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

9. Accounts Receivable Securitization

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at September 30, 2008 is $81.3 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segments’ businesses and the capacity of the program is $105.0 million. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $85.0 million at September 30, 2008.

Incremental sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $278.0 million for the nine months ended September 30, 2008. Cash collections of trade accounts receivable balances in the total receivable pool totaled $910.1 million for the nine months ended September 30, 2008.

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

	Balance outstanding September 30, 2008	Balance Outstanding 60 Days or More Past Due September 30, 2008	Net Credit Losses Nine Months Ended September 30, 2008
Trade accounts receivable subject to securitization program	$166.3	$3.9	$—

Trade accounts receivable balance sold	85.0

Retained interest	$81.3

10.  Income Taxes

The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  The Wisconsin Department of Revenue (WDOR) continues its examination of the company’s Wisconsin income tax returns for 1997 through 2005.  The company anticipates that this examination will be completed by the end of 2008.  As of September 30, 2008, the WDOR has not issued a formal assessment report.  In August 2007, the German tax authorities began an examination of the company’s German entity’s income and trade tax returns for 2001 through 2005.  Thus far, there have been no significant developments with regard to this German examination.

The company’s liability for unrecognized tax benefits is expected to increase by $2.0 million, including interest and penalty, to $38.6 million during the year ended December 31, 2008.  All of the company’s unrecognized tax benefits as of September 30, 2008, if recognized, would affect the effective tax rate.

During the next 12 months, the company does not expect any other significant changes in its unrecognized tax benefits.

11.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	130,090,741	125,175,721	129,855,810	124,314,233
Effect of dilutive securities - stock options and restricted stock	—	2,739,283	1,925,824	2,826,979
Diluted weighted average common shares outstanding	130,090,741	127,915,004	131,781,634	127,141,212

For the three months ended September 30, 2008, the total number of potential dilutive options was 1.4 million.  However, these options were not included in the computation of diluted net loss per common share for the quarter since to do so would decrease the loss per share.  For the nine months ended September 30, 2008, 0.3 million common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.  For the three and nine months ended September 30, 2007, no common shares issuable upon the exercise of stock options, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During each of the three months ended September 30, 2008 and 2007, the company paid a quarterly dividend of $0.02 per outstanding common share.  During each of the nine months ended September 30, 2008 and 2007, the company paid three quarterly dividends totaling $0.06 and $0.055 per share, respectively.

12.  Stockholders’ Equity

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

In November 2007, the company sold, pursuant to an underwritten public offering, approximately 4.0 million shares of its common stock at a price of $39.48 per share to the public.  The offering was undertaken to meet anticipated investor demand for the company's common stock in connection with Standard & Poor's decision to add the company to the S&P 500 Index as of the close of trading on November 15, 2007.  Net cash proceeds from this offering, after deducting underwriting discounts and commissions, were $156.9 million.  The company used the proceeds for general corporate purposes.

13.  Stock Based Compensation

Stock based compensation expense is calculated by estimating the fair value of incentive stock options at the time of grant and amortized over the stock options’ vesting period.  Stock based compensation was $1.5 million and $4.8 million for the three and nine months ended September 30, 2008, respectively.  Stock based compensation was $1.6 million and $4.9 million for the three and nine months ended September 30, 2007, respectively.

14.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin. Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site. Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site. The estimated remaining cost to complete the clean up of this site is approximately $8.1 million. Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost. Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining. The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheet at September 30, 2008 is $0.8 million. Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

During the due diligence process for the sale of the company’s wholly-owned subsidiary Diversified Refrigeration, LLC, (f/k/a Diversified Refrigeration, Inc.) (DRI) certain contaminants in the soil and ground water associated with the facility were identified. As part of the sale agreement, the company agreed to be responsible for costs associated with further investigation and remediation of the issues identified. Estimates indicate that the costs to remediate this site are approximately $2.0 million. During December 2005, the company recorded a $2.0 million reserve for these estimated costs. This charge was recorded in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2005. The company’s remaining estimated liability for this matter, included in other accounts payable and accrued expenses in the Consolidated Balance Sheet at September 30, 2008 is $0.7 million. Based upon available information, the company does not expect the ultimate costs will have a material adverse effect on its financial condition, results of operations, or cash flows.

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

As of September 30, 2008, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years. The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence. The high-end of the company’s self-insurance retention level is for certain cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of September 30, 2008, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at September 30, 2008, were $34.1 million; $13.4 million was reserved specifically for actual cases and $20.7 million for claims incurred but not reported which were estimated using actuarial methods. Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At September 30, 2008 and December 31, 2007, the company had reserved $91.5 million and $91.2 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.

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

15. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in accounts payable and accrued expenses and non-current liabilities at September 30, 2008 and December 31, 2007 was $102.0 million and $102.4 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at September 30, 2008 was $120.0 million.  This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2013.

During the nine months ended September 30, 2008 and 2007, the company sold $1.4 million and $9.2 million, respectively, of its long term notes receivable to third party financing companies.  The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies. The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheet, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions, net of payments made by the customer, are reflected as financing activities in the Consolidated Statement of Cash Flows.  During the nine months ended September 30, 2008, the customers have paid $5.8 million of the notes to the third party financing companies.  As of September 30, 2008, the outstanding balance of the notes receivables guaranteed by the company was $13.9 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company. Such warranty generally provides that products will be free from defects for periods ranging from 6 months to 60 months. If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine months ended September 30, 2008 and 2007.

	2008	2007
Balance at beginning of period	$91.2	$69.1
Accruals for warranties issued during the period	44.5	39.5
Settlements made (in cash or in kind) during the period	(45.2)	(32.6)
Acquisition	0.2	—
Currency translation	0.8	2.1
Balance at end of period	$91.5	$78.1

16. Employee Benefit Plans

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

The components of periodic benefit costs for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$1.7	$0.6
Interest cost of projected benefit obligations	1.8	0.9	0.8	5.5	2.6	2.3
Expected return on plan assets	(1.7)	(0.8)	—	(5.2)	(2.4)	—
Amortization of actuarial net (gain) loss	—	—	—	—	—	—
Net periodic benefit costs	$0.1	$0.6	$1.0	$0.3	$1.9	$2.9
Weighted average assumptions:
Discount rate	6.50%	5.5 - 5.8%	5.75%	6.50%	5.5 - 5.8%	5.75%
Expected return on plan assets	5.9%	0.0 - 6.1%	N/A	5.9%	0.0 - 6.1%	N/A
Rate of compensation increase	N/A	0.0 – 4.4%	N/A	N/A	0.0 – 4.4%	N/A

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$1.5	$0.5
Interest cost of projected benefit obligations	1.8	1.2	0.8	5.3	3.5	2.5
Expected return on plan assets	(1.8)	(1.1)	—	(5.3)	(3.3)	—
Amortization of actuarial net (gain) loss	0.2	—	0.1	0.5	—	0.2
Net periodic benefit costs	$0.2	$0.6	$1.1	$0.5	$1.7	$3.2
Weighted average assumptions:
Discount rate	5.75%	4.5 – 4.9%	5.75%	5.75%	4.5 - 4.9%	5.75%
Expected return on plan assets	6.5%	0.0 - 6.3%	N/A	6.5%	0.0 - 6.3%	N/A
Rate of compensation increase	N/A	1.8 – 4.0%	N/A	N/A	1.8 – 4.0%	N/A

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

During the second quarter of 2007, the company made a $15.1 million pension contribution to its U.K. defined benefit pension plan.  The $15.1 million contribution funded the defined benefit plan as well as paid an incentive to certain pensioners to transfer from the defined benefit plan to a defined contribution plan.  As a result of this payment, the company recorded a charge during the second quarter of 2007 of approximately $3.8 million to reflect the incentive given to the pensioners and expenses incurred.  This charge is recorded in pension settlements in the Consolidated Statement of Operations for the three and nine months ended September 30, 2007.  Subsequent to the funding of the defined benefit pension plan, approximately $39.2 million of assets and related liabilities were transferred from the defined benefit pension plan to a defined contribution pension plan.

During the second quarter of 2007, the company recorded a charge of $1.4 million related to a withdraw liability from a multiemployer pension plan at its former River Falls, Wisconsin facility.  During the third quarter of 2005, the company closed its Kolpak operation located in River Falls, Wisconsin and consolidated it with its operation in Tennessee.  The $1.4 million represents the estimated payment the company will make to the multiemployer pension plan for its former union employees at the closed facility.  This charge is recorded in pension settlements in the Consolidated Statement of Operations for the three and nine months ended September 30, 2007.

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

18. Recent Accounting Changes and Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The company is currently evaluating the impact this statement will have on its financial position and results of operations.

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2008
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$641.9	$658.1	$(193.2)	$1,106.8
Costs and expenses:
Cost of sales	—	527.6	528.7	(193.2)	863.1
Engineering, selling and administrative expenses	13.2	36.0	49.5	—	98.7
Restructuring expense	—	—	0.8	—	0.8
Amortization expense	—	0.5	1.5	—	2.0
Integration expense	—	1.6	—	—	1.6
Equity in (earnings) loss of subsidiaries	(123.5)	0.7	—	122.8	—
Total costs and expenses	(110.3)	566.4	580.5	(70.4)	966.2

Earnings (loss) from continuing operations	110.3	75.5	77.6	(122.8)	140.6

Other income (expense):
Interest expense	(2.9)	(0.9)	(3.7)	—	(7.5)
Loss on currency hedges	(198.4)	—	—	—	(198.4)
Management fee income (expense)	11.2	(11.6)	0.4	—	—
Other income (expense), net	18.1	(3.0)	(17.9)	—	(2.8)
Total other income (expense)	(172.0)	(15.5)	(21.2)	—	(208.7)

Earnings from (loss) from continuing operations before taxes on income and minority interest	(61.7)	60.0	56.4	(122.8)	(68.1)
Provision (benefit) for taxes on income	(35.6)	0.1	5.9	—	(29.6)
Earnings (loss) from continuing operations before minority interest	(26.1)	59.9	50.5	(122.8)	(38.5)
Minority interest, net of income taxes	—	—	(0.8)	—	(0.8)
Net earnings (loss) from continuing operations	$(26.1)	$59.9	$51.3	$(122.8)	$(37.7)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	11.6	—	—	11.6
Net earnings (loss)	$(26.1)	$71.5	$51.3	$(122.8)	$(26.1)

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2007
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$533.1	$509.9	$(117.8)	$925.2
Costs and expenses:
Cost of sales	—	420.0	411.2	(117.8)	713.4
Engineering, selling and administrative expenses	10.9	42.4	39.5	—	92.8
Amortization expense	—	0.5	0.5	—	1.0
Total costs and expenses	10.9	462.9	451.2	(117.8)	807.2

Earnings (loss) from continuing operations	(10.9)	70.2	58.7	—	118.0

Other income (expense):
Interest expense	(4.8)	(1.3)	(2.4)	—	(8.5)
Loss on debt extinguishment	(12.5)	—	—	—	(12.5)
Management fee income (expense)	9.2	(8.8)	(0.4)	—	—
Other income (expense), net	15.6	(2.5)	(13.5)	—	(0.4)
Total other income (expense)	7.5	(12.6)	(16.3)	—	(21.4)

Earnings (loss) from continuing operations before taxes on income and equity in earnings of subsidiaries	(3.4)	57.6	42.4	—	96.6
Provision (benefit) for taxes on income	(0.8)	12.8	13.5	—	25.5
Earnings (loss) from continuing operations before equity in earnings of subsidiaries	(2.6)	44.8	28.9	—	71.1
Equity in earnings (loss) of subsidiaries	78.5	—	—	(78.5)	—
Net earnings (loss) from continuing operations	75.9	44.8	28.9	(78.5)	71.1

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	4.8	—	—	4.8
Net earnings (loss)	$75.9	$49.6	$28.9	$(78.5)	$75.9

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2008
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,795.1	$2,010.7	$(519.4)	$3,286.4
Costs and expenses:
Cost of sales	—	1,448.3	1,583.9	(519.4)	2,512.8
Engineering, selling and administrative expenses	38.3	123.0	156.0	—	317.3
Restructuring expense	—	—	0.8	—	0.8
Integration expense	—	1.6	—	—	1.6
Amortization expense	—	1.5	4.0	—	5.5
Equity in (earnings) loss of subsidiaries	(335.4)	(5.4)	—	340.8	—
Total costs and expenses	(297.1)	1,569.0	1,744.7	(178.6)	2,838.0

Earnings (loss) from continuing operations	297.1	226.1	266.0	(340.8)	448.4

Other income (expense):
Interest expense	(8.3)	(2.7)	(10.6)	—	(21.6)
Loss on currency hedges	(198.4)	—	—	—	(198.4)
Management fee income (expense)	33.8	(24.3)	(9.5)	—	—
Other income (expense), net	59.4	(8.8)	(45.3)	—	5.3
Total other income (expense)	(113.5)	(35.8)	(65.4)	—	(214.7)

Earnings (loss) from continuing operations before taxes on income and minority interest	183.6	190.3	200.6	(340.8)	233.7
Provision (benefit) for taxes on income	(26.8)	32.7	50.0	—	55.9
Earnings (loss) from continuing operations before minority interest	210.4	157.6	150.6	(340.8)	177.8
Minority interest	—	—	(0.9)	—	(0.9)
Net earnings (loss) from continuing operations	210.4	157.6	151.5	(340.8)	178.7

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	31.7	—	—	31.7
Net earnings (loss)	$210.4	$189.3	$151.5	$(340.8)	$210.4

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,527.6	$1,460.4	$(349.9)	$2,638.1
Costs and expenses:
Cost of sales	—	1,204.2	1,161.8	(349.9)	2,016.1
Engineering, selling and administrative expenses	33.0	120.6	122.4	—	276.0
Gain on sale of parts line	—	(3.3)	—	—	(3.3)
Pension settlements	1.3	—	3.9	—	5.2
Amortization expense	—	1.4	1.5	—	2.9
Total costs and expenses	34.3	1,322.9	1,289.6	(349.9)	2,296.9

Earnings (loss) from continuing operations	(34.3)	204.7	170.8	—	341.2

Other income (expense):
Interest expense	(19.0)	(3.4)	(5.0)	—	(27.4)
Loss on debt extinguishment	(12.5)	—	—	—	(12.5)
Management fee income (expense)	27.1	(25.8)	(1.3)	—	—
Other income (expense), net	49.5	(12.1)	(33.0)	—	4.4
Total other income (expense)	45.1	(41.3)	(39.3)	—	(35.5)

Earnings from continuing operations before taxes on income and equity in earnings of subsidiaries	10.8	163.4	131.5	—	305.7
Provision for taxes on income	2.0	34.0	47.3	—	83.3
Earnings from continuing operations before equity in earnings of subsidiaries	8.8	129.4	84.2	—	222.4
Equity in earnings (loss) of subsidiaries	228.6	—	—	(228.6)	—
Net earnings (loss) from continuing operations	237.4	129.4	84.2	(228.6)	222.4

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	15.0	—	—	15.0
Net earnings (loss)	$237.4	$144.4	$84.2	$(228.6)	$237.4

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2008
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$220.4	$31.9	$127.1	$—	$379.4
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.3	—	—	—	5.3
Accounts receivable — net	0.4	146.7	345.8	—	492.9
Inventories — net	—	272.6	596.1	—	868.7
Deferred income taxes	49.2	—	17.4	—	66.6
Other current assets	58.8	9.3	63.9	—	132.0
Current assets of discontinued operations	—	25.2	—	—	25.2
Total current assets	336.7	485.7	1,150.3	—	1,972.7

Property, plant and equipment — net	10.3	218.5	305.4	—	534.2
Goodwill	—	278.7	212.6	—	491.3
Other intangible assets — net	—	70.2	131.3	—	201.5
Deferred income taxes	25.4	—	2.6	—	28.0
Other non-current assets	59.4	9.6	8.1	—	77.1
Long-term assets of discontinued operations	—	71.3	—	—	71.3
Investment in affiliates	1,180.1	15.3	—	(1,195.4)	—
Total assets	$1,611.9	$1,149.3	$1,810.3	$(1,195.4)	$3,376.1

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$220.4	$316.4	$559.4	$—	$1,096.2
Short-term borrowings	—	—	44.7	—	44.7
Customer advances	—	23.2	30.4	—	53.6
Product warranties	—	38.0	42.0	—	80.0
Product liabilities	—	30.6	3.5	—	34.1
Current liabilities of discontinued operations	—	74.3	—	—	74.3
Total current liabilities	220.4	482.5	680.0	—	1,382.9

Non-Current Liabilities:
Long-term debt, less current portion	150.3	—	52.1	—	202.4
Pension obligations	7.9	3.2	15.2	—	26.3
Postretirement health and other benefit obligations	49.0	—	0.9	—	49.9
Intercompany	(425.5)	(277.5)	703.0	—	—
Long-term deferred income	—	10.4	44.0	—	54.4
Other non-current liabilities	48.4	14.8	35.6	—	98.8
Total non-current liabilities	(169.9)	(249.1)	850.8	—	431.8

Stockholders’ equity	1,561.4	915.9	279.5	(1,195.4)	1,561.4

Total liabilities and stockholders’ equity	$1,611.9	$1,149.3	$1,810.3	$(1,195.4)	$3,376.1

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2007

(In millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$195.0	$25.2	$146.7	$—	$366.9
Marketable securities	2.5	—	—	—	2.5
Restricted cash	15.5	—	1.2	—	16.7
Account receivable-net	0.5	107.0	309.2	—	416.7
Inventories-net	—	201.5	389.5	—	591.0
Deferred income taxes	46.6	—	19.5	—	66.1
Other current assets	0.7	12.9	47.5	—	61.1
Current assets of discontinued operations	—	54.6	—	—	54.6
Total current assets	260.8	401.2	913.6	—	1,575.6

Property, plant and equipment - net	9.5	178.7	280.7	—	468.9
Goodwill-net	—	278.7	192.9	—	471.6
Other intangible assets	—	71.6	129.0	—	200.6
Deferred income taxes	25.0	—	2.6	—	27.6
Other non-current assets	37.9	9.1	8.8	—	55.8
Long-term assets of discontinued operations	—	71.3	—	—	71.3
Investments in affiliates	932.4	8.4	—	(940.8)	—
Total assets	$1,265.6	$1,019.0	$1,527.6	$(940.8)	$2,871.4

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$32.0	$262.0	$551.7	$—	$845.7
Short-term borrowings	—	—	13.1	—	13.1
Product warranties	—	38.5	41.9	—	80.4
Product liabilities	—	30.1	4.6	—	34.7
Current liabilities of discontinued operations	—	100.7	—	—	100.7
Total current liabilities	32.0	431.3	611.3	—	1,074.6

Long-term debt	150.1	—	67.4	—	217.5
Pension obligations	6.4	3.3	15.3	—	25.0
Postretirement health and other benefit obligations	50.2	—	1.1	—	51.3
Long-term deferred revenue	—	16.6	44.0	—	60.6
Intercompany	(370.3)	(231.5)	601.8	—	—
Other non-current liabilities	47.3	16.0	29.2	—	92.5
Total non-current liabilities	(116.3)	(195.6)	758.8	—	446.9

Stockholders’ equity	1,349.9	783.3	157.5	(940.8)	1,349.9

Total liabilities and stockholders’ equity	$1,265.6	$1,019.0	$1,527.6	$(940.8)	$2,871.4

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008
(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	349.5	143.6	(39.4)	(340.8)	112.9
Cash provided by operating activities of discontinued operations	—	36.8	—	—	36.8
Net cash provided by (used in) operating activities	$349.5	$180.4	$(39.4)	$(340.8)	$149.7

Cash Flows from Investing:
Business acquisition	—	—	(26.7)	—	(26.7)
Capital expenditures	(1.9)	(60.0)	(34.3)	—	(96.2)
Restricted cash	10.3	—	1.2	—	11.5
Proceeds from sale of property, plant and equipment	—	0.6	5.0	—	5.6
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(315.6)	(109.6)	84.4	340.8	—
Net cash provided by (used for) investing activities of continuing operations	(307.3)	(169.0)	29.6	340.8	(105.9)
Net cash used for investing activities of discontinued operations	—	(2.2)	—	—	(2.2)
Net cash provided by (used for) investing activities	(307.3)	(171.2)	29.6	340.8	(108.1)

Cash Flows from Financing:
Proceeds from long-term debt	—	—	33.1	—	33.1
Payments on long-term debt	—	—	(43.1)	—	(43.1)
Payments on notes financing	—	(2.5)	(1.9)	—	(4.4)
Debt issuance costs	(17.6)	—	—	—	(17.6)
Dividends paid	(7.8)	—	—	—	(7.8)
Exercises of stock options	8.6	—	—	—	8.6
Net cash used for financing activities	(16.8)	(2.5)	(11.9)	—	(31.2)

Effect of exchange rate changes on cash	—	—	2.1	—	2.1

Net increase (decrease) in cash and cash equivalents	25.4	6.7	(19.6)	—	12.5

Balance at beginning of period	195.0	25.2	146.7	—	366.9
Balance at end of period	$220.4	$31.9	$127.1	$—	$379.4

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007
(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities of continuing operations	235.7	117.6	(106.2)	(228.6)	18.5
Cash provided by operating activities of discontinued operations	—	10.9	—	—	10.9
Net cash provided by (used in) operating activities	$235.7	$128.5	$(106.2)	$(228.6)	$29.4

Cash Flows from Investing:
Business acquisitions	—	(15.9)	(64.2)	—	(80.1)
Capital expenditures	(1.7)	(18.7)	(32.0)	—	(52.4)
Restricted cash	(0.5)	—	—	—	(0.5)
Proceeds from sale of property, plant and equipment	—	0.2	7.6	—	7.8
Proceeds from sales of parts product line	—	4.9	—	—	4.9
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(201.4)	(91.4)	64.2	228.6	—
Net cash provided by (used for) investing activities of continuing operations	(203.7)	(120.9)	(24.4)	228.6	(120.4)
Net cash used for investing activities of discontinued operations	—	(4.5)	—	—	(4.5)
Net cash provided by (used for) investing activities	(203.7)	(125.4)	(24.4)	228.6	(124.9)

Cash Flows from Financing:
Proceeds from long-term debt	—	—	11.5	—	11.5
Payments on long-term debt	(113.8)	—	—	—	(113.8)
Proceeds from revolving credit facility	53.3	—	50.0		103.3
Proceeds on notes financing		3.3	0.1	—	3.4
Dividends paid	(6.9)	—	—	—	(6.9)
Exercises of stock options	20.0	—	—	—	20.0
Net cash provided by (used for) financing activities	(47.4)	3.3	61.6	—	17.5

Effect of exchange rate changes on cash	—	—	8.0	—	8.0

Net increase (decrease) in cash and cash equivalents	(15.4)	6.4	(61.0)	—	(70.0)

Balance at beginning of period	20.4	24.1	130.4	—	174.9
Balance at end of period	$5.0	$30.5	$69.4	$—	$104.9

20.  Business Segments

As a result of the decision to sell the Marine segment, the company’s Unaudited Consolidated Financial Statements, accompanying notes and other information provided in this Form 10-Q reflect the Marine segment as a discontinued operation for all periods presented.

The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  After reclassifying the Marine segment to discontinued operations, the company has two remaining reportable segments: Crane and Foodservice. The company has not aggregated individual operating segments within these reportable segments.  Net sales and earnings from operations by segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales:
Crane	$991.0	$812.3	$2,939.2	$2,300.2
Foodservice	115.8	112.9	347.2	337.9
Total net sales	$1,106.8	$925.2	$3,286.4	$2,638.1
Earnings (loss) from operations:
Crane	$137.1	$111.5	$435.6	$326.3
Foodservice	18.3	17.7	53.1	50.6
Corporate expense	(12.4)	(11.2)	(37.9)	(33.8)
Gain on sale of parts line	—	—	—	3.3
Pension settlements	—	—	—	(5.2)
Restructuring expense	(0.8)	—	(0.8)	—
Integration expense	(1.6)	—	(1.6)	—
Operating earnings	$140.6	$118.0	$448.4	$341.2

Crane segment operating earnings for the three and nine months ended September 30, 2008 includes amortization expense of $1.9 million and $5.0 million, respectively.  Crane segment operating earnings for the three and nine months ended September 30, 2007 includes amortization expense of $0.9 million and $2.5 million, respectively.  Foodservice segment operating earnings for the three and nine months ended September 30, 2008 includes amortization expense of $0.1 million and $0.5 million, respectively.  Foodservice segment operating earnings for the three and nine months ended September 30, 2007 includes amortization expense of $0.1 million and $0.4 million, respectively.

As of September 30, 2008 and December 31, 2007, the total assets by segment were as follows:

	September 30, 2008	December 31, 2007
Crane	$2,397.0	$1,958.1
Foodservice	349.4	341.5
Corporate	533.2	446.0
Total	$3,279.6	$2,745.6

21. Subsequent Events

On October 27, 2008, the company completed the previously announced acquisition (the “Acquisition”) of all of the issued and to be issued ordinary share capital of Enodis plc (“Enodis”) from the existing shareholders of Enodis for cash of 328 pence per share.  Enodis is a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The Acquisition was valued at approximately $2.7 billion, including the assumption of Enodis’ net debt, and was funded by loan facilities made available to the company under its Amended and Restated New Credit Agreement, dated as of August 25, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank AG New York Branch and Morgan Stanley Senior Funding, Inc., as Syndication Agents, and BNP Paribas, as Documentation Agent, as amended.  The initial funding date for the Acquisition was November 6, 2008.  A total of $175.0 million was drawn from the $400.0 million revolving facility of the New Credit Agreement to fund the transaction.  In addition, a total of $2,525.0 million was drawn under the term loan facilities of the New Credit Agreement to fund the transaction which represents the total amount available under these facilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
Cranes and Related Products	$991.0	$812.3	$2,939.2	$2,300.2
Foodservice Equipment	115.8	112.9	347.2	337.9
Total net sales	$1,106.8	$925.2	$3,286.4	$2,638.1

Consolidated net sales for the three months ended September 30, 2008 increased 19.6% to $1.1 billion, from $925.2 million for the same period in 2007.  For the nine months ended September 30, 2008 sales increased 24.6% to $3.3 billion versus sales of $2.6 billion for the nine months ended September 30, 2007.  The increases in sales were driven mainly by our Crane segment.

Net sales from the Crane segment for the three months ended September 30, 2008 increased 22.0% to $991.0 million versus $812.3 million for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 sales increased 27.8% to $2.9 billion versus $2.3 billion for the nine months ended September 30, 2007.  Net sales for both the three and nine months ended September 30, 2008 increased over the same periods in the prior year in all major geographic regions despite the ongoing softness in some residential and commercial construction markets, as well as challenges in customer and project financing.  From a product-line standpoint, the higher sales were driven by increased volume of crawler, tower, and mobile hydraulic cranes worldwide and increases in our aftermarket sales and service business.  Crane sales also benefited from product pricing increases in 2008 versus 2007.

For the three and nine months ended September 30, 2008 versus the same periods in 2007, the stronger Euro currency compared to the U.S. Dollar had a favorable impact on sales of  approximately $43.6 million and $170.7 million, respectively.  As of September 30, 2008, total Crane segment backlog was $3.3 billion, a 5.4% decrease over the June 30, 2008 backlog of $3.5 billion and a 15.8% increase over the December 31, 2007 backlog of $2.9 billion.   The solid backlog reflects the increased international activity, the pay back of our innovation strategy, and the success of our new products in the marketplace.  The drop in backlog for the three months ended September 30, 2008, as compared to the three months ended June 30, 2008, reflected slowing demand for tower cranes in Europe, and a delay in opening the 2009 and 2010 customer order book until material price forecasts and customer pricing arrangements can be finalized.  Demand has also softened in China which was expected due to the pause in construction projects after the Beijing 2008 Olympic Games.

Net sales from the Foodservice segment increased 2.6% to $115.8 million for the three months ended September 30, 2008 versus $112.9 million for the three months ended September 30, 2007.  The sales increase during the quarter was a result of higher sales for ice and beverage products despite the fact that the weak global economy is negatively impacting the growth of new restaurant and commercial foodservice facilities worldwide.  The 2008 quarter benefited from strong sales from global markets and from a weak third quarter in 2007 as a result of a slowing ice market.  For the nine months ended September 30, 2008, Foodservice segment sales of $347.2 million increased 2.8% over the same period in 2007.  The sales increase during the nine months versus the prior year was driven by higher product volume, strong sales from global markets, and pricing increases.  Despite the challenging environment, the company increased its market share across several product lines and will continue to aggressively pursue potential sales opportunities.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings from operations:
Cranes and Related Products	$137.1	$111.5	$435.6	$326.3
Foodservice Equipment	18.3	17.7	53.1	50.6
General corporate expense	(12.4)	(11.2)	(37.9)	(33.8)
Gain on sale of parts line	—	—	—	3.3
Pension settlements	—	—	—	(5.2)
Restructuring expense	(0.8)	—	(0.8)	—
Integration expense	(1.6)	—	(1.6)	—
Total	$140.6	$118.0	$448.4	$341.2

Consolidated gross profit for the three months ended September 30, 2008 was $243.7 million, an increase of $31.9 million over the $211.8 million of consolidated gross profit for the same period in 2007.  Consolidated gross profit for the nine months ended September 30, 2008 was $773.6 million, an increase of $151.6 million over the $622.0 million of consolidated gross profit for the same period in 2007.  These increases were driven by significantly higher gross profit in the Crane segment.  The three and nine month increases in the Crane segment were due to increased sales volumes, factory productivity gains, favorable impact of price increases, and favorable translation effect of foreign currency exchange rate changes.  For the three and nine months ended September 30, 2008 versus the same periods in 2007, the stronger Euro currency compared to the U.S. Dollar had a favorable impact on gross profit of approximately $7.5 million and $32.5 million, respectively.  The gross profit increases from the three and nine months ended September 30, 2008, as compared to last year, were partially offset by unfavorable material cost increases.

For the three and nine months ended September 30, 2008, the Foodservice segment gross profit declined approximately $1.8 million and $2.0 million, respectively, versus the same periods last year.  The decreases in the Foodservice segment were primarily the result of material price increases and higher warranty expenses.

Engineering, selling and administrative (ES&A) expenses for the third quarter of 2008 increased approximately $5.9 million to $98.7 million versus $92.8 million for the third quarter of 2007.  For the nine months ended September 30, 2008, ES&A was $317.3 million, which was a $41.4 million increase over ES&A for the nine months ended September 30, 2007.  This increase was primarily driven by the Crane segment due to higher employee related costs, increased research and development costs, expenses for product support call centers, and higher sales and marketing expenses due to increased sales efforts in emerging markets.  ES&A expenses were also higher due to the impact of the stronger Euro currency to the U.S. Dollar currency and to higher corporate expenses primarily due to higher employee-related costs.

For the three months ended September 30, 2008, the Crane segment reported operating earnings of $137.1 million compared to $111.5 million for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, the Crane segment reported operating earnings of $435.6 million compared to $326.3 million for the nine months ended September 30, 2007.  Operating earnings of the Crane segment were favorably affected by increased volume across all regions, impact of price increases, product cost reductions, and the positive translation effect of foreign currency exchange rate changes.  These increases were partially offset by higher raw material costs and higher ES&A related costs.  Operating margin for the three months ended September 30, 2008 was 13.8% versus 13.7% for the three months ended September 30, 2007.  Volume and favorable mix, effective leveraging of fixed costs and ES&A expenses on higher sales volume, and favorable pricing levels in all our regions contributed to the margin improvement.

For the three months ended September 30, 2008, the Foodservice segment reported operating earnings of $18.3 million compared to $17.7 million for the three months ended September 30, 2007.   For the nine months ended September 30, 2008, the Foodservice segment reported operating earnings of $53.1 million compared to $50.6 million for the nine months ended September 30, 2007.  The increases in operating earnings for the quarter and nine month period was the result of increased pricing, product cost reductions, and tightly controlled ES&A expenses.  These increases were partially offset by higher raw material costs.

For the three months ended September 30, 2008, corporate expenses were $12.4 million compared to $11.2 million for the three months ended September 30, 2007.   For the nine months ended September 30, 2008, corporate expenses were $37.9 million compared to $33.8 million for the nine months ended September 30, 2007.  These increases are the result of higher employee-related costs and other professional services expenses.

The company is engaged in a number of integration activities associated with the Enodis acquisition.  For the three and nine months ended September 30, 2008, integration expenses were approximately $1.6 million.  Integration expenses include only costs directly associated with the integration such as costs related to outside vendors or services, costs of employees who have been assigned full-time to integration activities, and travel related expenses.

Restructuring expenses relate to costs associated with ceasing operations for two U.K. facilities in the Crane segment and centralizing its activities in a new sales, administration, and customer service office located close to Buckingham, Buckinghamshire.   The new facility is an important step in continuing the company’s expansion in the U.K. and support for the company’s presence in the U.K. and Ireland.  For the three and nine months ended September 30, 2008, restructuring expenses were approximately $0.8 million.

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

Analysis of Non-Operating Income Statement Items

Interest expense for the third quarter of 2008 was $7.5 million versus $8.5 million for the third quarter ended September 30, 2007.  The decrease resulted from the redemption of the 10 1/2% senior subordinated notes due 2012 during August of 2007.

During July 2008, the Company entered into various hedging transactions (the “hedges”) to comply with the terms of its New Credit Agreement (see further detail related to the New Credit Agreement at Note 8, “Debt”) issued to fund the purchase of Enodis plc (“Enodis”).  The hedges were required to limit the company’s exposure to fluctuations in the underlying purchase price of the Enodis shares which could have ultimately required additional funding capacity under the New Credit Agreement.  Subsequent to entering into the hedging transactions, the U.S. Dollar strengthened against the British Pound which resulted in a significant change to the fair value of the underlying hedges.   FAS 133, “Accounting for Derivative Instruments and Hedging Activities” states that hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges are required to go through the income statement.  Additionally, the hedge accounting treatment will lower the initial amount of goodwill booked for the purchase by the amount of the loss on currency hedges.  The final disposition of these hedge positions will be determined based upon the market exchange rate on the date the funding transaction is completed.  For the three and nine months ended September 30, 2008, loss on currency hedges related to the purchase of Enodis was $198.4 million.  The acquisition price of Enodis, in U.S. Dollars, has decreased by a similar amount from the point in time in which the hedges were entered into.  Accordingly, the goodwill that will be recorded when the acquisition is finalized will be lower than it would have been if the exchange rate between the U.S. Dollar and the British Pound had not changed from the time the hedges were entered into.

Other income, net for the first nine months of 2008 was $5.3 million versus $4.4 million for the same period ended September 30, 2007.  This increase is primarily the result of an increase in interest income as a result of higher cash balances during the first nine months of 2008 versus the same period last year.  This result was partially offset by foreign currency losses reflecting a stronger U.S. Dollar against Chinese and Australian currencies and its effect on net monetary assets that are denominated in those currencies.

The effective tax rates for the three and nine months ended September 30, 2008 were 43.4% and 23.9%, respectively.  The effective tax rate for the three and nine months ended September 30, 2007 were 26.4% and 27.3%, respectively.  The loss on the currency hedges drove a significant decrease in U.S. pre-tax income, and consequently a change in the mix between U.S. and foreign source pre-tax income.  Because the foreign effective tax rate is less than the U.S. effective tax rate, there is a decrease in the projected annual overall effective tax rate.   During the quarter, the company recognized a loss from continuing operations.  Therefore, an income tax benefit was recorded.  The benefit recorded during the quarter was favorably impacted by the effect of reduction in the overall effective tax rate as previously described.  The rate for the three and nine months ended September 30, 2007 was favorably impacted by a foreign tax credit carryforward which was recognized during the quarter.  In addition, all periods were favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

For the three and nine months ended September 30, 2008, a minority interest loss of $0.8 million and $0.9 million, respectively, was recorded in relation to our 50% joint venture with the shareholders of TaiAn Dongyue.  See further detail related to the joint venture at Note 2, “Acquisitions.”

On August 1, 2008, the company signed a definitive purchase agreement to sell the ownership interests of its Marine segment to Fincantieri Marine Group Holdings Inc, a subsidiary of Fincantieri-Cantieri Navali Italiani, S.p.A. (“Fincantieri”).  This transaction will allow the company to focus its financial assets and managerial resources on the growth of its increasingly global crane and foodservice businesses.  The Company is reporting the Marine segment as a discontinued operation for financial reporting purposes as of September 30, 2008, and for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Results of the Marine segment in current and prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.  See further detail related to the Marine segment at Note 3, “Discontinued Operations.”

The following selected financial data of the Marine segment for the three and nine months ended September 30, 2008 and 2007 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There were no general corporate expenses or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$103.5	$81.0	$306.1	$248.8

Pretax earnings from discontinued operation	$15.8	$6.4	$43.8	$20.4
Provision for taxes on income	4.2	1.6	12.1	5.4

Earnings from discontinued operation, net of income taxes	$11.6	$4.8	$31.7	$15.0

Financial Condition

First Nine Months of 2008

Cash and cash equivalents balance as of September 30, 2008 totaled $382.0 million, which was an increase of $12.6 million from the December 31, 2007 balance of $369.4 million.  Cash flow provided by operating activities of continuing operations for the first nine months of 2008 was $112.9 million compared to $18.5 million for the first nine months of 2007.  During the first nine months of 2008, the cash flow from operating activities of continuing operations primarily benefited from $210.4 million of net earnings, the unrealized loss on currency hedges of $205.2 million and a non-cash adjustment for depreciation expense of $62.2 million.  Cash flow was negatively impacted by an increase in inventory of $257.5 million, an increase in accounts receivable of $68.0 million, and a non-cash adjustment for discontinued operations earnings of $31.7 million.  The increase in inventory was due to the increase in production to support higher sales volumes and higher backlog levels in the Crane segment.  In addition, supplier constraints have negatively impacted production throughput resulting in higher Crane segment inventories.  The increase in accounts receivable was driven primarily by an increase in the Crane segment sales volumes.   During the first nine months of 2008 we made tax payments of approximately $96.3 million versus $103.8 million during the first nine months of 2007.

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

Capital expenditures during the first nine months of 2008 were $94.0 million versus $52.4 million during the first nine months of 2007.  The majority of the capital expenditures are related to capacity expansion projects and ERP implementation costs for the Crane segment and ERP costs for the Foodservice segment.

First Nine Months of 2007

Cash and cash equivalents balance as of September 30, 2007 were $103.8 million, which was a reduction of $69.9 million from the December 31, 2006 balance of $173.7 million.  Cash flow from operations for the first nine months of 2007 was $29.5 million compared to $128.9 million for the first nine months of 2006.  During the first nine months of 2007 inventories and accounts receivable increased by $148.0 million and $123.1 million, respectively.  This is primarily due to increased production and sales in the Crane segment.  In addition, during the first nine months of 2007 we made pension payments totaling $42.3 million to our U.S. and U.K. pension plans and tax payments of approximately $103.8 million.

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

Capital expenditures during the first nine months of 2007 were $52.4 million versus $35.9 million during the first nine months of 2006.  In the third quarter of 2007 we reached an agreement with Valcovna profilov a.s. for the development of a crane manufacturing facility in Saris, Slovakia. Capital expenditures in 2007 are also related to other facility expansions, machinery and tooling for our three segments.  In addition, during the first quarter of 2007 we entered into agreements with a major software and systems supplier and a related consulting firm to purchase software and consulting services to implement an ERP system in our Crane segment.  Through the third quarter of 2007, capital expenditures on the ERP system were not significant.

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

Liquidity and Capital Resources

Our outstanding debt at September 30, 2008 consisted of $44.1 million outstanding under our Revolving Credit Facility, $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), and $53.0 million of other debt and capital leases.

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

Our Revolving Credit Facility, governed by the Amended and Restated Credit Agreement, dated as of December 14, 2006, (as amended), has $300 million of initial borrowing capacity and provides us the ability to increase the capacity by an additional $250 million during the life of the facility under the same terms.  Borrowings under the Revolving Credit Facility bear interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on our consolidated total leverage ratio as defined by the Credit Agreement. The annual commitment fee in effect at September 30, 2008 on the unused portion of the Revolving Credit Facility was 0.15%.  As of September 30, 2008, we had $44.1 million outstanding under the Revolving Credit Facility with a weighted-average interest rate of 6.57%.  In addition to the outstanding borrowings, the availability under the Revolving Credit Facility is also reduced for outstanding letters of credit of $2.2 million as of September 30, 2008.

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

As of September 30, 2008, we also had outstanding $53.0 million of other indebtedness with a weighted-average interest rate of 7.0%. This debt includes outstanding bank overdrafts in Asia and Europe, swaps, and various capital leases.

As of September 30, 2008, we had two fixed-to-floating rate swap contracts which effectively converted $50.0 million of our fixed rate Senior Notes due 2013 to variable rate debt.  Under these swap agreements, we contract with a counter-party to exchange the difference between a floating rate and the fixed rate applied to $50.0 million of our Senior Notes due 2013.  These contracts are considered to be a hedge against changes in the fair value of the fixed-rate obligations.  Accordingly, these interest rate swap contracts are reflected at fair value in our Consolidated Balance Sheets at September 30, 2008 as an asset of $0.3 million, and the related debt is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligation attributable to the interest rate risk being hedged.  Changes during any accounting period in the fair value of the interest rate swap contract, as well as the offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as an adjustment to interest expense in the Consolidated Statements of Operations.  The change in the fair value of the swaps exactly offsets the change in fair value of the hedged fixed-rate debt; therefore, there was no net impact on earnings from these swaps for the nine months ending September 30, 2008.

Our Revolving Credit Facility and Senior Notes due 2013 contain customary affirmative and negative covenants. In general, the covenants contained in the Revolving Credit Facility are more restrictive than those of the Senior Notes due 2013. Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio; consolidated total leverage ratio; and consolidated senior leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. The Revolving Credit Facility also contains cross-default provisions whereby certain defaults under any other debt agreements would result in default under the Revolving Credit Facility. We were in compliance with all covenants as of September 30, 2008, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

We have entered into an accounts receivable securitization program whereby we sell certain of our domestic trade accounts receivable to a wholly owned, bankruptcy-remote, special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. We have retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against us for uncollectible receivables; however, our retained interest in the receivable pool is subordinate to the Purchaser’s interest and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and our collection history, the fair value of our retained interest approximates book value. The total capacity of this facility is

$105.0 million as of September 30, 2008. The accounts receivable balances sold from the special purpose subsidiary was $85.0 million at September 30, 2008. The retained interest recorded at September 30, 2008 is $81.3 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

In April 2008, the company entered into a $2,400.0 million credit agreement which was amended and restated as of August 25, 2008 to ultimately increase the size of the total facility to $2,925.0 million (New Credit Agreement).  The New Credit Agreement became effective on the effective date of the acquisition (see further detail related to the acquisition in Note 21, “Subsequent Events”) or, in the case of a takeover offer, the date on which the takeover offer has become or is declared unconditional in all respects.  Until such time as the company borrows under the New Credit Agreement, the company’s existing $300.0 million Amended and Restated Credit Agreement, dated as of December 14, 2006, will remain in effect.

The New Credit Agreement includes four loan facilities – a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.

Borrowings made under the revolving facility, Term Loan A, and Term Loan X will initially bear interest at 3.25 percent in excess of an adjusted LIBOR rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.  Borrowings made under the Term Loan B will initially bear interest at 3.50 percent in excess of an adjusted LIBOR rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.  The company will also pay a commitment fee of 0.50 percent per annum for the first 120 days, and 0.75 percent per annum after the 120th day on the entire facility balance up to the date of funding; upon funding, the commitment fee will reduce to apply only to the revolving commitment and will be 0.50 percent per year.  As of September 30, 2008, the company incurred $17.6 million in deferred financing expenses.  The cash flow impact of these fees is included in cash flow used for financing activities in the Consolidated Statement of Cash Flows for the nine month period ending September 30, 2008.

Recent Accounting Changes and Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The company is currently evaluating the impact this statement will have on its financial position and results of operations.

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

Crane—market acceptance of new and innovative products; cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; unanticipated changes in global demand for high-capacity lifting equipment; the replacement cycle of technologically obsolete cranes; and demand for used equipment.

Foodservice—market acceptance of new and innovative products; weather; consolidations within the restaurant and foodservice equipment industries; global expansion of customers; the commercial ice-cube machine replacement cycle in the United States; unanticipated issues associated with refresh/renovation plans by national restaurant accounts; specialty foodservice market growth; the demand for quickservice restaurant and kiosks; future strength of the beverage industry; and in connection with the acquisition of Enodis plc, compliance with the terms and conditions of regulatory approvals obtained in connection with the acquisition of Enodis, the ability to appropriately and timely integrate the acquisition of Enodis, the timing, price, and other terms of the divestiture of Enodis’ global ice business required by regulatory authorities, anticipated earnings enhancements, estimated cost savings and other synergies and the anticipated timing to realize those savings and synergies, estimated costs to be incurred in completing the acquisition and in achieving synergies, potential divestitures and other strategic options.

Marine—shipping volume fluctuations based on performance of the steel industry; weather and water levels on the Great Lakes; trends in government spending on new vessels; five-year survey schedule; the replacement cycle of older marine vessels; growth of existing marine fleets; consolidation of the Great Lakes marine industry; frequency of casualties on the Great Lakes; the level of construction and industrial maintenance; government approval and funding of projects; ability of our customers to obtain financing; award of military and commercial ship and barge construction contracts; and in connection with the previously announced sale of the Marine segment, the anticipated tax gain, the expected timing and conditions precedent, unanticipated issues associated with the satisfaction of conditions precedent and obtaining regulatory approvals, the terms and conditions of any regulatory approvals, anticipated earnings impact, and estimated costs to be incurred in completing the proposed sale.

Corporate (including factors that may affect more than one of the three segments)— changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; issues related to new facilities and expansions or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets served by the company (including Enodis); unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on hedges in place with Manitowoc; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; and unanticipated changes in customer demand.

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

Date: November 10, 2008	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2008

Exhibit No.*	Description	Filed/Furnished Herewith
4.1

Amended and Restated New Credit Agreement dated as of August 25, 2008, by and among The Manitowoc Company, Inc., the subsidiary borrowers named therein, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein. Schedules and exhibits to the Credit Agreement have not been filed herewith. Manitowoc agrees to furnish a copy of any omitted schedule or exhibit to the Commission upon request.

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