Form 10-K
period 2008-12-31
MANITOWOC CO INC
filed 2009-03-02
CIK 61986

☒

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☒	Accelerated filer☐	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Aggregate Market Value on June 30, 2008, of the registrant’s Common Stock held by non-affiliates of the registrant was $4,237,869,497 based on the closing per share price of $32.53 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2009, the most recent practicable date, was 130,359,554.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders, dated March 26, 2009 (the “2009 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2008

PART I

Item 1.    BUSINESS

GENERAL

The Manitowoc Company, Inc. (referred to as the company, MTW, Manitowoc, we, our, and us) was founded in 1902. We are a multi-industry, capital goods manufacturer in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice). Crane is recognized as one of the world’s largest providers of lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks. Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food prep, and cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications. We have over a 100-year tradition of providing high-quality, customer-focused products and support services to our markets worldwide.  For the year ended December 31, 2008 we had net sales of approximately $4.5 billion.

Our Crane business is a global provider of engineered lift solutions, offering one of the broadest lines of lifting equipment in our industry.  We design, manufacture, market, and support a comprehensive line of crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  Our Crane products are marketed under the Manitowoc, Grove, Potain, National, and Crane CARE brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, and commercial and high-rise residential construction.

On October 27, 2008 we completed our acquisition of Enodis plc (Enodis), a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry. The $2.7 billion acquisition, inclusive of the purchase of outstanding shares and rights to shares, acquired debt, the settlement of hedges related to the acquisition and transaction fees, the largest and most recent acquisition for the company, has established Manitowoc among the world’s top manufacturers of commercial foodservice equipment. With this acquisition, our Foodservice capabilities now span refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies. Manitowoc is now able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.

In order to secure clearance for the acquisition of Enodis from the European Commission and United States Department of Justice, Manitowoc agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction. The businesses that will be sold are operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names. The company has also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names. Prior to disposal, the antitrust clearances require that the ice businesses are treated as standalone operations in competition with Manitowoc. The divestiture of the businesses is expected to be completed during the second quarter of 2009. The results of these operations have been classified as discontinued operations.

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA. The sale price in the all-cash deal was approximately $120 million. This transaction will allow the company to focus its financial assets and managerial resources on the growth of its increasingly global Crane and Foodservice businesses. The company is reporting the Marine segment as a discontinued operation for financial reporting purposes as of December 31, 2008, and for all prior periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. After reclassifying the Marine segment to discontinued operations, the company has two remaining reportable segments, the Crane and Foodservice segments.

Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54220.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about the Crane and Foodservice segments for the years ended December 31, 2008, 2007 and 2006.  The Consolidated Financial Statements include the operating results of Enodis from the date of acquisition. The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense, and income tax expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segment’s operating earnings for each year below.  Amounts are shown in millions of dollars.

	2008	2007	2006

Net sales from continuing operations:
Crane	$3,882.9	$3,245.7	$2,235.4
Foodservice	620.1	438.3	415.4
Total	$4,503.0	$3,684.0	$2,650.8

Operating earnings (loss) from continuing operations:
Crane	$555.6	$470.5	$280.6
Foodservice	56.8	61.3	56.2
Corporate	(51.7)	(48.2)	(42.4)
Amortization expense	(11.6)	(5.8)	(3.3)
Gain on sale of parts line	—	3.3	—
Restructuring expense	(21.7)	—	—
Integration expense	(7.6)	—	—
Pension settlements	—	(5.3)	—
Operating earnings from continuing operations	$519.8	$475.8	$291.1

Capital expenditures:
Crane	$129.4	$103.7	$51.3
Foodservice	10.9	3.7	10.9
Corporate	10.0	5.4	2.2
Total	$150.3	$112.8	$64.4

Total depreciation:
Crane	$66.3	$70.4	$58.4
Foodservice	12.4	8.0	7.2
Corporate	1.5	1.8	1.8
Total	$80.2	$80.2	$67.4

Total assets:
Crane	$2,223.7	$1,958.0	$1,572.4
Foodservice	3,389.4	341.5	340.1
Corporate	452.3	571.9	186.1
Total	$6,065.4	$2,871.4	$2,098.6

PRODUCTS AND SERVICES

We sell our products categorized in the following business segments:

Business Segment	Percentage of 2008 Net Sales	Key Products	Key Brands

Cranes and Related Products	86%

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

			Manitowoc Potain Grove National Shuttlelift Dongyue Crane CARE

Foodservice Equipment	14%

Primary cooking and warming equipment; Ice-cube machines, ice flaker machines and storage bins; Refrigerator and Freezer Equipment; Warewashing equipment; beverage dispensers and related products; serving and storage equipment; and food preparation equipment, cookware, kitchen utensils and tools.

			Cleveland Convotherm Delfield Frymaster Garland Jackson Kolpak Kysor Panel Systems Kysor/Warren Lincoln Manitowoc Merrychef Multiplex SerVend

Cranes and Related Products

Our Crane segment designs, manufactures and distributes a diversified line of crawler mounted lattice-boom cranes, which we sell under the Manitowoc name.  Our Crane segment also designs and manufactures a diversified line of top slewing and self erecting tower cranes, which we sell under the Potain name.  We design and manufacture mobile telescopic cranes, which we sell under the Grove, Shuttlelift, and Dongyue names, and a comprehensive line of hydraulically powered telescopic boom trucks, which we sell under the National Crane brand name. We also provide crane product parts and services, and crane rebuilding and remanufacturing services which are delivered under the Crane CARE brand name.  In some cases our products are manufactured for us or distributed for us under strategic alliances.  Our crane products are used in a wide variety of applications throughout the world, including energy and utilities, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, and commercial and high-rise residential construction.  Many of our customers purchase one or more crane(s) together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Our largest crane model combined with available options has a lifting capacity up to 2,500 U.S. tons. Our primary growth drivers are our strength in energy, infrastructure, construction and petro-chemical related end markets.

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

We currently offer models of lattice-boom cranes with lifting capacities up to 2,500 U.S. tons, which are used to lift material and equipment in a wide variety of applications and end markets, including heavy construction, bridge and highway, duty cycle and infrastructure and energy related projects. These cranes are also used by the crane rental industry, which serves all of the above end markets.

Lattice-boom crawler cranes may be classified according to their lift capacity—low capacity and high capacity. Low capacity crawler cranes with 150-U.S. ton capacity or less are often utilized for general construction and duty cycle applications.  High capacity crawler cranes with greater than 150-U.S. ton capacity are utilized to lift materials in a wide variety of applications and are often utilized in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer four low-capacity models and eight high-capacity models.

We also offer our lattice-boom crawler crane customers various attachments that provide our cranes with greater capacity in terms of height, movement and lifting. Our principal attachments are: MAX-ER™ attachment, luffing jibs, and RINGERTM attachments. The MAX-ER is a trailing, counterweight, heavy-lift attachment that dramatically improves the reach, capacity and lift dynamics of the basic crane to which it is mounted. It can be transferred between cranes of the same model for maximum economy and occupies less space than competitive heavy-lift systems. A luffing jib is a fabricated structure similar to, but smaller than, a lattice-boom. Mounted at the tip of a lattice-boom, a luffing jib easily adjusts its angle of operation permitting one crane with a luffing jib to make lifts at additional locations on the project site. It can be transferred between cranes of the same model to maximize utilization. A RINGER attachment is a high-capacity lift attachment that distributes load reactions over a large area to minimize ground-bearing pressure. It can also be more economical than transporting and setting up a larger crane.

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

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs.  We manufacture, under the Grove and Shuttlelift brand names, 8 models of industrial cranes capable of tip heights of up to 92 feet and maximum load capacities of up to 22 tons.

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

Boom Trucks.  We offer our hydraulic and articulated boom truck products under the National Crane product line. A boom truck is a hydraulically powered telescopic crane or articulated crane mounted on a truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site, while articulated boom trucks are utilized primarily to load and unload truck beds at a job site.  We currently offer, under the National Crane brand name, 15 models of telescoping cranes and 8 models of articulating cranes.  The largest capacity cranes of these types are capable of reaching maximum heights of 176 feet and have lifting capacity up to 40 U.S. tons.

Backlog. The year-end backlog of crane products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for the Crane segment at December 31, 2008, 2007 and 2006 was $1,948.0 million, $2,877.2 million and $1,534.3 million, respectively.

Foodservice Equipment

Our Foodservice Equipment business designs, manufactures and sells primary cooking and warming equipment; ice-cube machines, ice flaker machines and storage bins; refrigerator and freezer equipment; ware washing equipment; beverage dispensers and related products; serving and storage equipment; and food preparation equipment, cookware, kitchen utensils and tools. Our suite of products is used by commercial and institutional foodservice operators such as full service restaurants, quick-service restaurant (QSR) chains, hotels, industrial caterers, supermarkets, convenience stores, hospitals, schools and other institutions. We have a presence throughout the world’s most significant markets in the following product groups:

Primary Cooking and Warming Equipment. We design, manufacture and sell a broad array of ranges, griddles, grills, combination ovens, convection ovens, conveyor ovens, rotisseries, induction cookers, broilers, tilt fry pans/kettles/skillets, braising pans, cheese melters/salamanders, cook stations, table top and counter top cooking/frying systems, filtering systems, fryers, hotdog grills and steamers, steam jacketed kettles, steamers and toasters. We sell traditional oven, combi oven, convection oven, conveyor oven, accelerated cooking oven, range and grill products under the Garland, Lincoln, Merrychef, U.S. Range, Technyform, Moorwood Vulcan and other brand names. Fryers and frying systems are marketed under the Frymaster, Dean and Moorwood Vulcan brand names while steam equipment is manufactured and sold under the Cleveland and Convotherm brands. In addition to cooking, we provide a range of warming, holding, merchandising and serving equipment under the Delfield, Fabristeel, Frymaster, Merco, Savory, and other brand names.

Ice-Cube Machines, Ice Flaker Machines and Storage Bins.  We design, manufacture and sell ice machines under the Manitowoc brand name, serving the foodservice, convenience store, healthcare, restaurant and lodging markets. Our ice machines make ice in cube and flake form, and range in daily production capacities.  The ice-cube machines are either self-contained units, which make and store ice, or modular units, which make, but do not store ice.

Refrigerator and Freezer Equipment. We design, manufacture and sell commercial upright and undercounter refrigerators and freezers, blast freezers, blast chillers and cook-chill systems under the Delfield, McCall, Koolaire, Tecnomac and Sadia Refrigeration brand names. We also design, manufacture and sell refrigerated self-serve cases, service deli cases and custom merchandisers as well as standard and customized refrigeration systems under the Kysor/Warren and RDI brand names. We manufacture under the brand names Kolpak, Kysor Panel Systems and Harford-Duracool modular and fully assembled walk-in refrigerators, coolers and freezers and prefabricated cooler and freezer panels for use in the construction of refrigerated storage rooms and environmental systems.

Warewashing Equipment. Under the brand name Jackson, we design, manufacture and sell warewashing equipment and other equipment including racks and tables. We offer a full range of undercounter dishwashers, door-type dishwashers and flight-type dishwashers.

Beverage Dispensers and Related Products.  We produce beverage dispensers, ice/beverage dispensers, beer coolers, post-mix dispensing valves, backroom equipment and support system components and related equipment for use by quick service restaurants, convenience stores, bottling operations, movie theaters, and the soft-drink industry.  Our beverage and related products are sold under the Servend, Multiplex, Scotsman Beverage System, TruPour, Manitowoc Beverage Systems and McCann’s brand names.

Serving and Storage Equipment. We design, manufacture and sell a range of buffet equipment and stations, cafeteria/buffet equipment stations, bins, boxes, warming cabinets, dish carts, utility carts, counters and counter tops, mixer stands, tray dispensers, display and deli cases, heatlamps, insulated and refrigerated salad/food bars, sneeze guards and warmers.  Our equipment stations, cases, food bars and food serving lines are marketed under the Delfield, Viscount and other brand names.

Food Preparation Equipment, Cookware, Kitchen Utensils and Tools.  We manufacture and distribute a wide range of food preparation equipment such as tables, grinders, shredders, food processors, mixers, dryers, washers, can openers, choppers, colanders, cookware, cutlery, egg cookers, skimmers and utensils.  The key brand names for food preparation equipment include Varimixer, Lincoln, Centurion, Wearever and Redco.

The end customer base for the Foodservice Equipment segment is comprised of a wide variety of foodservice providers, including, but not limited to, large multinational chain restaurants, convenience stores and retail stores;  chain and independent casual and family dining restaurants; independent restaurants and caterers; lodging, resort, leisure and convention facilities; health care facilities; schools and universities; large business and industrial customers; and many other foodservice outlets.  We cater to some of the largest and most widely recognized multinationals in the foodservice and hospitality industries.  We do not typically have long term contracts with our customers; however, large chains frequently authorize specific foodservice equipment manufacturers as approved vendors for particular products and thereafter, sales are made locally or regionally to end customers via kitchen equipment suppliers, dealers or distributors.  Many large QSR chains refurbish or open a large number of outlets, or implement menu changes requiring investment in new equipment, over a short period of time.  When this occurs, these customers often choose a small number of manufacturers whose approved products may or must be purchased by restaurant operators.  We work closely with our customers to develop the products they need and to become the approved vendors for these products.

Our end customers often need equipment upgrades that enable them to improve productivity and food safety, reduce labor costs, respond to enhanced hygiene, environmental and menu requirements or reduce energy consumption.  These changes often require customized cooking and cooling and freezing equipment.  In addition, many restaurants, especially QSRs, seek to differentiate their products by changing their menu and format.  We believe that product development is important to our success because a supplier’s ability to provide customized or innovative foodservice equipment is a primary factor when customers are making their purchasing decisions.  Recognizing the importance of providing innovative products to our customers, we invest significant time and resources into new product research and development.

The Manitowoc Education and Technology Center (ETC) in New Port Richey, Florida contains computer assisted design platforms, a model shop for on-site development of prototypes, a laboratory for product testing and various display areas for new products including a test kitchen for hands-on testing of new products and kitchen design services for customers.  We also use the ETC to provide training for our customers, marketing representatives, service providers, industry consultants, dealers and distributors.

At our ETC and through outreach programs, we also work directly with our customers to provide customized solutions to meet their precise needs.  When a customer requests a new or refined product, our engineering team designs, prototypes, tests, demonstrates, evaluates and refines products in our Technology Center with our customer.  The ETC works together with the new product development teams at our operating companies so that new products incorporate our overall product expertise and technological resources.   We also provide a fee-based consulting service team which interacts with targeted customers to effectively integrate new technology, improve facility operation and labor processes and to assist in developing high performance kitchens of the future.

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2008 and 2007 was not significant because orders are generally filled shortly after receiving the customer order.

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

Patents, Trademarks, and Licenses

We hold numerous patents pertaining to our Crane and Foodservice products, and have presently pending applications for additional patents in the United States and foreign countries. In addition, we have various registered and unregistered trademarks and licenses that are of material importance to our business and we believe our ownership of this intellectual property is adequately protected in customary fashions under applicable law.  No single patent, trademark or license is critical to our overall business.

Seasonality

Typically, the second and third quarters represent our best quarters for our consolidated financial results. In our Crane segment, summer represents the main construction season.  Customers require new machines, parts, and service during that season.   Since the summer brings warmer weather, there is also an increase in the use and replacement of ice machines, as well as new construction and remodeling within the foodservice industry.  As a result, distributors build inventories during the second quarter for the increased demand.  More recently, the traditional seasonality for our Crane segment has been slightly muted due to more diversified product and geographic end markets.

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

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-boom Crawler Cranes	Hitachi Sumitomo; Kobelco; Liebherr; Sumitomo/Link-Belt; Terex; XCMG; Fushun; Zoomlion; and Sany

	Tower Cranes	Comansa; Terex Comedil/Peiner; Liebherr; FM Gru; Jaso; Raimondi; Viccario; Saez; Benezzato; Cattaneo; Sichuan Construction Machinery; Shenyang; Zoomlion; Jianglu; and Yongmao

	Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex; Tadano; XCMG; Kato; Locatelli; Marchetti; Luna; Broderson; Valla; Ormig; Bencini; and Zoomlion

	Boom Trucks	Terex; Manitex; Altec; Elliott; Tadano; Fassi; Palfinger; Furukawa; and Hiab

Foodservice Equipment	Ice-Cube Machines, Ice Flaker Machines, Storage Bins	Hoshizaki; Scotsman; Follet; Ice-O-Matic; Brema; Aucma; and Vogt

	Beverage Dispensers and Related Products	Automatic Bar Controls; Celli; Cornelius; Hoshizaki/Lancer Corporation; and Vin Service

	Refrigerator and Freezer Equipment	American Panel; ICS; Nor-Lake; Master-Bilt; Thermo-Kool; W.A. Brown; Bally; Arctic; Beverage Air; Traulsen; True Foodservice; TurboAir; and Masterbilt

	Primary Cooking Equipment	Ali Group; Electrolux; Dover Industries; Duke; Electrolux; Henny Penny; ITW; Middleby; and Rational

	Serving, Warming and Storage Equipment	Alto Shaam; Cambro; Duke; Hatco; ITW; Middleby; Standex; and Vollrath

	Food Preparation Equipment	Ali Group; Bizerba; Electrolux; German Knife; Globe; ITW; and Univex

	Warewashing Equipment	ADS; Auto-Chlor; Ali Group; Electrolux; Insinger; ITW; Meiko; and Winterhalter

Engineering, Research and Development

Our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at all of our significant manufacturing facilities. We have a staff of engineers and technicians on three continents that are responsible for improving existing products and developing new products. We incurred research and development costs of $40.0 million in 2008, $36.1 million in 2007 and $31.2 million in 2006. The 2008 total includes research and development costs of $4.5 million from the Enodis business since its acquisition on October 27, 2008.

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

Employee Relations

As of December 31, 2008, we employ approximately 18,400 people and have labor agreements with 16 union locals in North America.  During the fourth quarter we added six facilities represented by unions from the Enodis acquisition.  In addition, we reduced the number of unions by two with the sale of the Marine segment.  A large majority of our European employees belong to European trade unions and during 2008, a contract was signed by all unions for our French Crane locations.   The company has three trade unions in China and a trade union in India.  The Indian trade contract will expire in June of 2009.  There were only minor work stoppages during 2008 and no work stoppages during 2007 or 2006.

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

Geographic Areas

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2008	2007	2006	2008	2007
United States	$1,896.6	$1,627.4	$1,252.6	$1,607.1	$609.0
Other North America	127.7	114.1	80.5	28.5	—
Europe	1,444.2	1,215.0	817.0	2,105.5	483.5
Asia	395.0	299.5	170.4	177.2	118.7
Middle East	314.0	183.0	167.8	1.8	1.7
Central and South America	117.4	61.9	54.0	0.6	0.4
Africa	82.8	64.2	50.6	—	—
South Pacific and Caribbean	13.5	16.0	5.0	5.4	5.6
Australia	111.8	102.9	52.9	5.0	6.3
Total	$4,503.0	$3,684.0	$2,650.8	$3,931.1	$1,225.2

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

Products in our Crane segment depend in part on federal, state, local and foreign governmental spending and appropriations, including infrastructure, security and defense outlays. Reductions in governmental spending can affect demand for our products, which in turn can affect our performance.  Weather conditions can substantially affect our Foodservice segment, as relatively cool summer weather and cooler-than-normal weather in hot climates tend to decrease sales of ice and beverage dispensers.  Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions may cause customers to forego or postpone new purchases in favor of repairing existing machinery.

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

Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. We have made significant acquisitions since 1995. Future acquisitions will require integration of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, purchasing, finance and administrative organizations. Experience has taught us that the successful integration of acquired businesses requires substantial attention from our senior management and the management of the acquired companies, which tends to reduce the time that they have to manage the ongoing business. We are currently in the process of integrating the Enodis acquisition. While we believe we have successfully integrated our acquisitions prior to Enodis, we cannot be assured that we will be able to integrate any future acquisitions successfully, that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized. Our financial condition, results of operations and cash flows could be materially and adversely affected if we do not successfully integrate Enodis or any other future companies that we may acquire or if we do not manage our growth effectively.

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

Our products must be kept current to meet our customers’ needs. To remain competitive, we therefore must develop new and innovative products on an on-going basis. If we fail to make innovations, or the market does not accept our new products, our sales and results would suffer.

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

We use large amounts of steel, stainless steel, aluminum, copper and electronic controls among other items in the manufacture of our products. Occaisionally, market prices of some of our key raw materials increase significantly. In particular, at times, we have experienced significant increases in steel, aluminum, foam, and copper prices in recent periods, which have increased our expenses.  If we are not able to reduce product cost in other areas or pass future raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers—including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters—may impair our ability to satisfy our customers and could adversely affect our financial performance.

We increasingly manufacture and sell our products outside of the United States, which may present additional risks to our business.

For the years ended December 31, 2008, 2007 and 2006, approximately 58%, 51% and 48%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding international sales is part of our growth strategy.  We acquired several manufacturing facilities located in Europe, Asia and North America with the Enodis acquisition. We ended 2008 with an additional 33 major facilities; of which 20 are in North America, nine are in Europe, and four are in Asia.  See further detail related to the facilities at Item 2 “Properties Owned”.  International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and the transfer to the new facilities and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on our key personnel and the loss of these personnel could have an adverse affect on our business.

Our success depends to a large extent upon the continued services of our key executives, managers and skilled personnel. Generally, these employees are not bound by employment or non-competition agreements, and we cannot be sure that we will be able to retain our key officers and employees. We could be seriously harmed by the loss of key personnel if it were to occur in the future.

Our operations and profitability could suffer if we experience labor relations problems.

We employ approximately 18,400 people and have labor agreements with 16 union locals in North America. In addition, a large majority of our European employees belong to European trade unions. These collective bargaining or similar agreements expire at various times in each of the next several years. We believe that we have satisfactory relations with our unions and, therefore, anticipate reaching new agreements on satisfactory terms as the existing agreements expire. However, we may not be able to reach new agreements without a work stoppage or strike and any new agreements that are reached may not be reached on terms satisfactory to us. A prolonged work stoppage or strike at any one of our manufacturing facilities could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, sales and use of our products, especially our crane products. Certain of our businesses also have experienced claims relating to past asbestos exposure. Neither we nor our affiliates have to date incurred material costs related to these asbestos claims. We vigorously defend ourselves, however, a substantial increase in the number of claims that are made against us or the amounts of any judgments or settlements could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

Some of our products are built under fixed-price agreements; cost overruns therefore can hurt our results.

Some of our work is done under agreements on a fixed-price basis.  If we do not accurately estimate our costs, we may incur a loss under these contracts.  Even if the agreements have provisions which allow reimbursement for cost overruns, we may not be able to recoup excess expenses.

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

Some of our operations are or will be conducted by subsidiaries in foreign countries. The results of the operations and the financial position of these subsidiaries will be reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations may have a material effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods.

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

We provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer term warranties. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could materially and adversely affect our financial condition, results of operations and cash flows.

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

As of December 31, 2008, our total consolidated debt was $2,655.3 million as compared to consolidated debt of $230.6 million as of December 31, 2007.  The increase is related to our acquisition of Enodis on October 27, 2008.  See further detail related to the debt at Note 10, “Debt.”  Our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other things, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets. In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our business objectives. We cannot be certain that we will meet any future financial tests or that the lenders will waive any failure to meet those tests. See additional discussion in Note 10, “Debt.”

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

We are in the process of implementing global ERP systems in our Foodservice and Crane segments.

We are in the process of implementing a new global ERP system in the Foodservice segment and a separate global ERP system in the Crane segment. These systems will replace many of the company’s existing operating and financial systems. Such implementations are a major undertaking both financially and from a management and personnel perspective. Should the systems not be implemented successfully and within budget or if the systems do not perform in a satisfactory manner, it could be disruptive and or adversely affect the operations and results of operations of the company, including the ability of the company to report accurate and timely financial results.

Our inability to recover from natural or man made disaster could adversely affect our business.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

The company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission (SEC) that were issued 180 days or more preceding the end of our fiscal 2008 that remain unresolved.

Item 2.  PROPERTIES OWNED

The following table outlines the principal facilities we own or lease as of December 31, 2008.  With the Enodis acquisition, the
Foodservice segment added an additional 20 facilities in North America, nine facilities in Europe, and four facilities in Asia.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased

Cranes and Related Products
Europe/Asia/Africa
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Moulins, France	Manufacturing/Office	355,000	Owned/Leased
Charlieu, France	Manufacturing/Office	323,000	Owned/Leased
Presov, Slovak Republic	Manufacturing/Office	295,300	Owned
Zhangjiagang, China	Manufacturing	800,000	Owned
Fanzeres, Portugal	Manufacturing	183,000	Leased
Baltar, Portugal	Manufacturing	68,900	Owned
Pune, India	Manufacturing	190,000	Leased
La Clayette, France	Manufacturing/Office	161,000	Owned/Leased
Niella Tanaro, Italy	Manufacturing	370,016	Owned
Ecully, France	Office	85,000	Owned
Alfena, Portugal	Office	84,000	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Osny, France	Office/Storage/Repair	43,000	Owned
Decines, France	Office/Storage	47,500	Leased
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Naia, Portugal	Manufacturing	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Buckingham, United Kingdom	Office/Storage	78,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office	8,000	Owned
Singapore	Office/Storage	49,000	Leased
Tai’an, China (Joint Venture)	Manufacturing	571,000	Owned
Accra, Ghana	Office	4,265	Leased
Alger, Algeria	Office	278	Leased
Sydney, Australia	Office/Storage	43,000	Leased
Dubai, UAE	Office/Workshop	10,000	Leased

United States
Shady Grove, Pennsylvania	Manufacturing/Office	1,278,000	Owned
Manitowoc, Wisconsin	Manufacturing/Office	532,500	Owned
Quincy, Pennsylvania	Manufacturing	36,000	Owned
Bauxite, Arkansas	Manufacturing/Office	22,000	Owned
Port Washington, Wisconsin	Manufacturing	82,000	Owned

Foodservice Equipment

Europe/Asia
Hangzhou, China	Manufacturing/Office	260,000	Owned/Leased
London, United Kingdom	Office	4,600	Leased
Eglfing, Germany	Manufacturing/Office/Warehouse	130,000	Leased
Longford Town, Ireland	Manufacturing/Office	10,500	Leased
Castelfranco, Italy	Manufacturing/Office	242,000	Owned
Milan, Italy	Manufacturing/Office/Warehouse	150,000	Leased
Pietrasanta (LU), Italy	Manufacturing/Office	5,400	Leased
Aldershot, United Kingdom	Manufacturing/Office	20,000	Leased
Halesowen, United Kingdom	Manufacturing/Office	84,000	Leased
Sheffield, United Kingdom	Manufacturing/Office	100,000	Leased
Shanghai, China	Manufacturing/Office/Warehouse	62,500	Leased
Foshan, China	Manufacturing/Office/Warehouse	40,000	Leased

Singapore	Manufacturing/Office/Warehouse	40,000	Leased
Bangkok, Thailand (Joint Venture)	Manufacturing/Office	69,000	Owned

North America
Manitowoc, Wisconsin	Manufacturing/Office	376,000	Owned
Parsons, Tennessee (1)	Manufacturing	214,000	Owned
Sellersburg, Indiana	Manufacturing/Office	140,000	Owned
La Mirada, California	Manufacturing/Office	77,000	Leased
Aberdeen, Maryland	Manufacturing/Office	67,000	Owned
Los Angeles, California	Manufacturing/Office	90,000	Leased
Los Angeles, California	Manufacturing	29,000	Leased
Manitowoc, Wisconsin	Office	13,000	Leased
Tijuana, Mexico	Manufacturing	30,000	Leased
New Port Richey, Florida	Office/Technology Center	42,000	Owned
Goodyear, Arizona	Manufacturing/Office	50,000	Leased
Denver, Colorado	Manufacturing/Office	168,000	Owned
Columbus, Georgia (1)	Manufacturing/Office/Warehouse	540,000	Owned/Leased
Fort Wayne, Indiana	Manufacturing/Office	358,000	Leased
Barbourville, Kentucky	Manufacturing/Office	115,000	Owned
Shreveport, Louisiana (2)	Manufacturing/Office	384,000	Owned
Mt. Pleasant, Michigan	Manufacturing/Office	330,000	Owned
Baltimore, Maryland	Manufacturing/Office	16,000	Leased
Cleveland, Ohio	Manufacturing/Office	180,000	Owned
Freeland, Pennsylvania	Manufacturing/Office	150,000	Owned
Fairfax, South Carolina	Manufacturing/Warehouse	360,000	Owned
Covington, Tennessee	Manufacturing/Office	188,000	Owned
Piney Flats, Tennessee	Manufacturing/Office	110,000	Leased
Fort Worth, Texas	Manufacturing/Office	183,000	Leased
Concord, Ontario, Canada	Manufacturing/Office	116,000	Leased
Mississauga, Ontario, Canada	Manufacturing/Office	155,000	Leased

Corporate
Manitowoc, Wisconsin	Office	34,000	Owned
Manitowoc, Wisconsin	Office	31,320	Leased
Manitowoc, Wisconsin	Hanger Ground Lease	31,320	Leased

(1)          There are three separate locations within Parsons, Tennessee and Columbus, Georgia.

(2)          There are two separate locations within Shreveport, Louisiana.

In addition, we lease sales office and warehouse space for our Crane segment in Breda, The Netherlands; Begles, France; Lille, France; Nantes, France; Toulouse, France; Nice, France; Orleans, France; Persans, France; Parabiago, Italy; Lagenfeld, Germany; Munich, Germany; Budapest, Hungary; Warsaw, Poland; Melbourne, Australia; Brisbane, Australia; Beijing, China; Xi’an, China; Dubai, UAE; Makati City, Philippines; Cavite, Philippines; Harayana, India,; New Delhi, India; Hyderabad, India; Seoul, Korea; Moscow, Russia; Netvorice, the Czech Republic; Manitowoc, Wisconsin; Shanghai, China; Monterrey, Mexico; Sao Paulo, Brazil; Reno, Nevada; and North Las Vegas, Nevada.  We lease office and warehouse space for our Foodservice segment in Salem, Virginia; Irwindale, California; Paris, France; Madrid, Spain; Barcelona, Spain; Langley, United Kingdom; and Ecully, France.  We also own sales offices and warehouse facilities for our Crane segment in Dole, France and Rouen, France.

See Note 20, “Leases” to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding leases.

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

For information concerning other contingencies and uncertainties, see Note 16, “Contingencies and Significant Estimates” to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2008.

Executive Officers of the Registrant

Each of the following officers of the company has been elected by the Board of Directors.  The information presented is as of March 2, 2009.

Name	Age	Position With The Registrant	Principal Position Held Since
Glen E. Tellock	48	Chairman, President, and Chief Executive Officer	2007

Carl J. Laurino	47	Senior Vice President and Chief Financial Officer	2004

Thomas G. Musial	57	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	49	Senior Vice President, General Counsel and Secretary	2004

Dean J. Nolden	40	Vice President of Finance and Assistant Treasurer	2005

Eric Etchart	52	Senior Vice President of the Company and President Crane Segment	2007

Michael J. Kachmer	50	Senior Vice President of the Company and President Foodservice Segment	2007

Glen E. Tellock has been the company’s president and chief executive officer since May 2007 and was elected as chairman of the board effective February 13, 2009.  He had served as the senior vice president of The Manitowoc Company, Inc. and president and general manager of the Manitowoc Crane segment since 2002.  Previously, he served as the company’s senior vice president and chief financial officer (1999), vice president of finance and treasurer (1998), corporate controller (1992) and director of accounting (1991).  Prior to joining the company, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as an audit manager for Ernst & Whinney.

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

Eric Etchart was named senior vice president of The Manitowoc Company, Inc. and president and general manager of the Manitowoc Crane segment in May 2007.  Mr. Etchart previously served as executive vice president of the Manitowoc Crane segment for the Asia/Pacific region since 2002.  Prior to joining the company, Mr. Etchart served as managing director in the Asia/Pacific region for Potain S.A.; as managing director in Italy for Potain S.P.A.; and as vice president of international sales and marketing for PPM.

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

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company’s common stock is traded on the New York Stock Exchange under the symbol MTW. At December 31, 2008, the approximate number of record shareholders of common stock was 2,512. The amount and timing of the annual dividend is determined by the board of directors at regular times each year.  At its February 2005 meeting, the board of directors approved the return to a quarterly dividend payment beginning with the first quarter of 2005.  Quarterly dividends in the amount of $0.018 per share were paid in March, June, September and December of 2006 and in March and June of 2007.

At its July 2007 meeting, the board of directors approved a pre-split quarterly dividend of $0.04 per share of common stock ($0.02 per share of common stock post-split) payable on September 10, 2007, to shareholders of record on August 31, 2007.  Quarterly dividends in the amount of $0.02 per share were paid in September and December of 2007 and for March, June, September, and December of 2008.

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

The high and low sales prices of the common stock were as follows for 2008, 2007 and 2006 (amounts have been adjusted for the two-for-one stock split discussed above):

Year Ended	2008			2007			2006
December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$48.90	$30.07	$40.80	$32.64	$25.67	$31.77	$23.85	$12.41	$22.79
2nd Quarter	45.47	30.82	32.53	42.20	31.45	40.19	28.02	17.00	22.25
3rd Quarter	32.00	15.01	15.55	44.96	32.96	44.28	23.58	17.33	22.40
4th Quarter	15.90	4.56	8.66	51.49	37.50	48.83	31.33	22.31	29.72

Under our current bank credit agreement, we are limited on the amount of dividends we may pay out in any one year.  The amount of dividend payments is restricted based on our consolidated total leverage ratio as defined in the credit agreement.  If the consolidated leverage ratio is less than 2.00 to 1.00, dividend payments, in addition to other restricted payments as defined, can not exceed $75.0 million in any given year.  If the consolidated leverage ratio is greater than or equal to 2.00 to 1.00 these payments can not exceed $35.0 million.

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages Years Ending December 31,
	2004	2005	2006	2007	2008
The Manitowoc Company, Inc.	21.58%	34.24%	137.37%	64.65%	(82.19)%
S&P 500 Index	10.88%	4.91%	15.79%	5.49%	(37.00)%
S&P 600 Industrial Machinery	28.39%	9.20%	20.77%	12.18%	(32.86)%

	Indexed Returns Years Ending December 31,
	2003	2004	2005	2006	2007	2008
The Manitowoc Company, Inc.	100.00	121.58	163.20	387.39	637.84	113.61
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
S&P 600 Industrial Machinery	100.00	128.39	140.20	169.33	189.98	127.53

Item 6.  SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc.  The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Results of the Marine segment in the current and prior periods and the results of substantially all Enodis ice businesses and certain Enodis non-ice businesses in the current period have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.  In addition, the information presented reflects all business units other than DRI, Toledo Ship Repair, Manitowoc Boom Trucks, Inc., Femco Machine Company, Inc., North Central Crane & Excavator Sales Corporation, and the Aerial Work Platform businesses, which were either sold or closed during 2005, 2004, or 2003 and are reported in discontinued operations in the accompanying Consolidated Financial Statements.  For businesses acquired during the time periods presented, results are included in the table from their acquisition date.  Amounts are in millions except share and per share data.

	2008	2007	2006	2005	2004	2003
Net Sales
Cranes and Related Products	$3,882.9	$3,245.7	$2,235.4	$1,628.7	$1,248.5	$962.7
Foodservice Equipment	620.1	438.3	415.4	399.6	219.2	368.6
Total	4,503.0	3,684.0	2,650.8	2,028.3	1,467.7	1,331.3
Gross Profit	1,015.8	861.5	611.3	413.2	335.8	283.7
Earnings (Loss) from Operations
Cranes and Related Products	555.6	470.5	280.6	115.5	57.0	24.4
Foodservice Equipment	56.8	61.3	56.2	54.9	55.7	53.3
Corporate	(51.7)	(48.2)	(42.4)	(24.8)	(21.2)	(19.2)
Amortization expense	(11.6)	(5.8)	(3.3)	(3.1)	(3.1)	(2.9)
Gain on sales of parts line	—	3.3	—	—	—	—
Restructuring expense	(21.7)	—	—	—	—	—
Integration expense	(7.6)	—	—	—	—	—
Pension settlements	—	(5.3)	—	—	—	—
Curtailment gain	—	—	—	—	—	12.9
Total	519.8	475.8	291.1	142.5	88.4	68.5
Interest expense	(54.1)	(36.2)	(46.3)	(53.8)	(56.0)	(55.7)
Loss on debt extinguishment	(4.1)	(12.5)	(14.4)	(9.1)	(1.0)	(7.3)
Loss on purchase price hedges	(379.4)	—	—	—	—	—
Other income (expense) - net	(3.0)	9.8	3.4	3.4	(0.8)	0.5
Earnings from continuing operations before income taxes and minority interest	79.2	436.9	233.8	83.0	30.6	6.0
Provision for taxes on income	1.5	122.1	74.8	16.6	5.8	1.1
Earnings from continuing operations before minority interest	77.7	314.8	159.0	66.4	24.8	4.9
Minority interest, net of income taxes	(1.9)	—	—	—	—	—
Earnings from continuing operations	79.6	314.8	159.0	66.4	24.8	4.9
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(143.4)	21.9	7.2	(6.4)	13.1	10.7
Gain (loss) on sale or closure of discontinued operations, net of income taxes	53.1	—	—	5.8	1.2	(12.0)
Net earnings (loss)	$(10.7)	$336.7	$166.2	$65.8	$39.1	$3.6
Cash Flows
Cash flow from operations	$309.0	$244.0	$393.0	$106.7	$57.0	$150.9
Identifiable Assets
Cranes and Related Products	$2,223.7	$1,958.0	$1,572.4	$1,224.7	$1,279.7	$1,151.8
Foodservice Equipment	3,389.4	341.5	340.1	313.2	302.9	290.6
Corporate	452.3	571.9	307.0	423.9	345.5	217.8
Total	$6,065.4	$2,871.4	$2,219.5	$1,961.8	$1,928.1	$1,660.2
Long-term Obligations	$2,597.5	$272.0	$264.3	$474.0	$512.2	$567.1
Depreciation
Cranes and Related Products	$66.3	$70.4	$58.4	$51.8	$42.9	$36.8
Foodservice Equipment	12.4	8.0	7.2	6.1	4.9	5.9
Corporate	1.5	1.8	1.8	1.5	1.4	1.1
Total	$80.2	$80.2	$67.4	$59.4	$49.2	$43.8
Capital Expenditures
Cranes and Related Products	129.4	103.7	51.3	32.9	24.2	25.0
Foodservice Equipment	10.9	3.7	10.9	16.9	11.8	4.7
Corporate	10.0	5.4	2.3	1.0	2.9	1.3
Total	$150.3	$112.8	$64.5	$50.8	$38.9	$31.0
Per Share
Basic earnings (loss) per share:
Earnings from continuing operations	$0.61	$2.53	$1.30	$0.55	$0.23	$0.05
Earnings (loss) from discontinued operations, net of income taxes	(1.10)	0.18	0.06	(0.05)	0.12	0.10
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.41	—	—	0.05	0.01	(0.11)
Net earnings (loss)	$(0.08)	$2.70	$1.36	$0.55	$0.36	$0.03
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.61	$2.47	$1.27	$0.54	$0.23	$0.05
Earnings (loss) from discontinued operations, net of income taxes	(1.10)	0.17	0.06	(0.06)	0.12	0.10
Gain (loss) on sale or closure of discontinued operations, net of income taxes	0.41	—	—	0.05	0.01	(0.11)
Net earnings (loss)	$(0.08)	$2.64	$1.32	$0.53	$0.36	$0.03
Avg Shares Outstanding
Basic	129,930,749	124,667,931	122,449,148	120,586,420	107,602,520	106,301,800
Diluted	129,930,749	127,489,416	125,571,532	123,052,068	109,508,720	106,811,408

1)              Discontinued operations represent the results of operations and gain or loss on sale or closure of the Marine segment, substantially all Enodis ice businesses and certain Enodis non-ice businesses DRI, Toledo Ship Repair, Manitowoc Boom Trucks, Inc., Femco Machine Company, Inc., North Central Crane & Excavator Sales Corporation, and the Aerial Work Platform businesses, which either qualified for discontinued operations treatment, or were sold or closed during 2008, 2005, 2004, or 2003.

2)              On July 26, 2007, the board of directors authorized a two-for-one split of the company’s common stock.  Record holders of Manitowoc’s common stock at the close of business on August 31, 2007 received on September 10, 2007 one additional share of common stock for every share of Manitowoc common stock they owned as of August 31, 2007.  Manitowoc shares outstanding at the close of business on August 31, 2007 totaled 62,787,642.  The company’s common stock began trading at its post-split price at the beginning of trading on September 11, 2007.  Per share, share and stock option amounts within this Annual Report on Form 10-K for all periods presented have been adjusted to reflect the stock split.

3)              We acquired two businesses during 2008, two businesses during 2007, and two businesses during 2006.

4)              Cash dividends per share for 2003 through 2008 were as follows: $0.07 (2003 through 2006), $0.075 (2007), and $0.08 (2008)

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8 of the Annual Report on Form 10-K.

Overview The Manitowoc Company, Inc. is a multi-industry, capital goods manufacturer in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice).  Crane is recognized as one of the world’s largest providers of lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks.  Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food preparation, and cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications.

Certain prior period amounts have been reclassified to conform to the current period presentation as a result of the sale of the Marine segment on December 31, 2008.  The company’s Consolidated Financial Statements, accompanying notes and other information provided in this Form 10-K reflect the Marine segment as a discontinued operation for all periods presented.  After reclassifying the Marine segment to discontinued operations, the company has two remaining reportable segments, the Crane and Foodservice segments.  See further detail related to the Marine segment at Note 4, “Discontinued Operations.”

In order to secure clearance for the acquisition of Enodis from the European Commission and United States Department of Justice, Manitowoc agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  The businesses that will be sold are operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company has also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances require that the ice businesses are treated as standalone operations in competition with Manitowoc.  The divestiture of the businesses is expected to be completed during the second quarter of 2009.  The results of these operations have been classified as discontinued operations.  See further detail related to these businesses held for sale at Note 4, “Discontinued Operations.”

During the third quarter of 2005, we decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s previously wholly-owned subsidiary, Manitowoc Marine Group, LLC.  The $0.3 million loss represents the final disposition of Toledo Ship Repair in 2006.  We have reported the results of these operations as discontinued in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets.”  See further detail related to Toledo Ship Repair at Note 4, “Discontinued Operations.”

The following discussion and analysis covers key drivers behind our results for 2006 through 2008 and is broken down into three major sections.  First, we provide an overview of our results of operations for the years 2006 through 2008 on a consolidated basis and by business segment.  Next we discuss our market conditions, liquidity and capital resources, off balance sheet arrangements, and obligations and commitments.  Finally, we provide a discussion of risk management techniques, contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.

All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Consolidated Operations

	2008	2007	2006

Net sales	$4,503.0	$3,684.0	$2,650.8
Costs and expenses:
Cost of sales	3,487.2	2,822.5	2,039.5
Engineering, selling and administrative expenses	455.1	377.9	316.9
Amortization expense	11.6	5.8	3.3
Gain on sale of parts line	—	(3.3)	—
Pension settlements	—	5.3	—
Integration expense	7.6	—	—
Restructuring expense	21.7	—	—
Total costs and expenses	3,983.2	3,208.2	2,359.7

Operating earnings from continuing operations	519.8	475.8	291.1
Other income (expenses):
Interest expense	(54.1)	(36.2)	(46.3)
Loss on debt extinguishment	(4.1)	(12.5)	(14.4)
Loss on purchase price hedges	(379.4)	—	—
Other income (expense)-net	(3.0)	9.8	3.4
Total other expenses	(440.6)	(38.9)	(57.3)

Earnings from continuing operations before taxes on income before taxes and minority interest	79.2	436.9	233.8
Provision for taxes on income	1.5	122.1	74.8
Earnings from continuing operations before minority interest	77.7	314.8	159.0
Minority interest, net of income taxes	(1.9)	—	—
Earnings from continuing operations	79.6	314.8	159.0

Discontinued operations
Earnings (loss) from discontinued operations, net of income taxes	(143.4)	21.9	7.2
Gain on sale or closure of discontinued operations, net of income taxes	53.1	—	—
Net earnings (loss)	$(10.7)	$336.7	$166.2

Year Ended December 31, 2008 Compared to 2007

Consolidated net sales increased 22.2% in 2008 to $4.5 billion from $3.7 billion in 2007.  This increase was the result of higher year-over-year sales in the Crane segment and due to higher sales in the Foodservice segment as a result of sales from our newly acquired Enodis business.  This business generated net sales of approximately $179.1 million since its acquisition on October 27, 2008.  Sales in our Crane segment increased 19.6% for the year ended December 31, 2008 compared to 2007. The stronger Euro currency compared to the U.S. Dollar had a favorable impact on sales of approximately $154.0 million or 3.4% for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Further analysis of the increases in sales by segment is presented in the Sales and Operating Earnings by Segment section below.

Gross profit increased for the year ended December 31, 2008 to $1.0 billion compared to $861.5 million for the year ended December 31, 2007, an increase of 17.9%.  Gross margin decreased in 2008 to 22.6% from 23.4% in 2007.   The increase in consolidated gross profit was driven by both segments as a result of higher sales volumes in the Crane segment and the inclusion of gross profit results of the Enodis business for two months.  The decrease in gross margin occurred as a result of higher material costs for both segments.  Crane segment gross profit increased in 2008 to $856.4 million from $729.4 million in 2007, while gross margin decreased to 22.1% from 22.5% over the same period.  The Foodservice segment’s gross profit increased in 2008 to $156.5 million from $131.6 million, while gross margin decreased from 30.0% in 2007 to 25.2% in 2008.  The strength in the Euro currency resulted in an increase on gross profit of approximately $28.6 million or 2.8% for the year ended December 31, 2008.

Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2008 increased approximately $77.2 million to $455.1 million compared to $377.8 million for the year ended December 31, 2007.  This increase was driven by higher expenses in the Crane and Foodservice segments and for general corporate expenses.  Crane segment ES&A expense increased due to higher selling expenses, increased costs related to the 2008 and 2007 acquisitions, expenses related to the ERP implementation project and the negative impact of the stronger Euro resulting in an additional $10.4 million in expenses.  The increase in Foodservice segment ES&A expenses are due to approximately two months of additional expenses incurred within the Enodis business.

Amortization expense for the year ended December 31, 2008 was $11.6 million as compared to $5.8 million for 2007 primarily as a result of the additional intangible assets from the Enodis acquisition (see further detail related to the intangible assets at Note 3, “Acquisitions”).  Integration expense for the year ended December 31, 2008 was $7.6 million and was related to the integration activities associated with the Enodis acquisition. There was no integration expense in 2007.

Restructuring expense for the year ended December 31, 2008 was $21.7 million as compared to no restructuring expense in 2007.  The restructuring expense is in response to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted our tower crane product sales.  The tower crane backlog in Europe has declined by almost 80% in 2008 compared to the same period in 2007.  To better align the company’s resources with the current demand in Europe the company committed to a restructuring plan in the fourth quarter of 2008 to reduce the cost structure of its French and Portuguese facilities.  The plan includes workforce reductions of approximately 350 employees in France and 120 employees in Portugal.  As of December 31, 2008, no significant benefit payments have been made in connection with such workforce reductions.

On April 3, 2007, we sold all of our aftermarket replacement parts and rights to manufacture, sell and service aftermarket replacement parts for all the models of the Grove Manlift aerial work platform product line around the world to MinnPar LLC (MinnPar).  We received $4.9 million in proceeds and recognized a gain of $3.3 million, which is recorded in gain on sale of parts line in the Consolidated Statement of Operations for the year ended December 31, 2007.

During the second quarter of 2007, we made a $15.1 million pension contribution to our U.K. defined benefit pension plan.  The $15.1 million contribution funded the defined benefit plan as well as paid an incentive to certain pensioners to transfer from the defined benefit plan to a defined contribution plan.  As a result of this payment, the company recorded a charge during the second quarter of 2007 of approximately $3.8 million to reflect the incentive given to the pensioners and expenses incurred.  This charge is recorded in pension settlements in the Consolidated Statement of Operations for the year ended December 31, 2007.  Subsequent to the funding of the defined benefit pension plan, approximately $39.2 million of assets and related liabilities were transferred from the defined benefit pension plan to a defined contribution pension plan.

During the second quarter of 2007, we recorded a charge of $1.4 million related to a withdraw liability from a multiemployer pension plan at our former River Falls, Wisconsin facility.  During the third quarter of 2005, we closed our Kolpak operation located in River Falls, Wisconsin and consolidated it with our operation in Tennessee. This charge is recorded in pension settlements in the Consolidated Statement of Operations for the year ended December 31, 2007.

Interest expense for the year ended December 31, 2008 was $54.1 million versus $36.2 million for the year ended December 31, 2007.   The increase is the result of approximately two months of additional interest expense related to our New Credit Agreement of $2,925.0 million which became effective on August 25, 2008 and was drawn upon on November 6, 2008, in order to fund our purchase of Enodis. See further detail on the New Credit Agreement at Note 10, “Debt.”

On December 31, 2008, the company made a cash payment of $118.5 million to partially pay down the balance of the Term Loan X.  As of December 31, 2008, the balance of Term Loan X was $181.5 million.  As a result of this payment, the company incurred a charge of $4.1 million related to the partial write-off of debt issuance costs of $3.3 million and the write off of other deferred financing fees totaling $0.8 million.  The charge was recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

During July 2008, the company entered into various hedging transactions (the “hedges”) to comply with the terms of its New Credit Agreement (see further detail related to the New Credit Agreement at Note 10, “Debt”) issued to fund the purchase of Enodis.  The hedges were required to limit the company’s exposure to fluctuations in the underlying Great British Pound (GBP) purchase price of the Enodis shares which could have ultimately required additional funding capacity under the New Credit Agreement.  Subsequent to entering into the hedging transactions, the U.S. Dollar strengthened against the GBP which resulted in a significant change to the fair value of the underlying hedges.   Financial Accounting Standards Board Statement (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” states that hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges are required to be recognized in the income statement.  The final disposition of these hedge positions was determined based upon the market exchange rate on November 6, 2008, the date the funding transaction was completed.  For the year ended December 31, 2008, the loss on currency hedges related to the purchase of Enodis was $379.4 million.

Other income, net for the year ended December 31, 2008 was a loss of $3.0 million versus a gain of $9.8 million for the prior year.  The loss in 2008 is the result of other foreign currency losses of $14.0 million, offset by interest income of $11.0 million which was higher than the 2007 interest income of $8.4 million due to higher cash balances throughout 2008 versus 2007.

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

The effective tax rate for the year ended December 31, 2008 was 1.9% compared to 28.0% for the year ended December 31, 2007.  The lower effective tax rate in 2008 was the result of a significant decrease in U.S. pre-tax income, primarily as a result of the loss on currency hedges.  The effective tax rate in 2007 was lower than the statutory rate as a result of a foreign tax credit carryforward which was recognized during the second quarter of 2007 and an IRS audit settlement during the third quarter of 2007.  In addition, all periods were favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

For the year ended December 31, 2008, a minority interest loss of $1.9 million was recorded in relation to our 50% joint venture with the shareholders of Tai’An Dongyue in 2008.  See further detail related to the joint venture at Note 3, “Acquisitions.”

The results from discontinued operations were a loss of $143.4 million and earnings of $21.9 million, net of income taxes, for the years ended December 31, 2008 and 2007, respectively.  The 2008 earnings relate to the results of operations of the former Marine segment sold on December 31, 2008 and the Enodis ice businesses classified as held-for-sale at year-end which included a non-cash impairment charge of $175.0 million.  The 2007 earnings from discontinued operations relate to the results of operations from the Marine segment and to the favorable product liability experience related to our discontinued Manlift business which was sold in 2004.  We also realized an after tax gain on the sale of our former Marine segment of $53.1 million during 2008.

Year Ended December 31, 2007 Compared to 2006

Consolidated net sales increased 39.0% in 2007 to $3.7 billion from $2.7 billion in 2006.  This increase was the result of higher year-over-year sales in both of our business segments.  Sales in our Crane and Foodservice segments increased 45.2% and 5.5%, respectively, for the year ended December 31, 2007 compared to 2006.  Changes in currency exchange rates resulted in an increase in sales of $122.8 million or 3.1% for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Further analysis of the increases in sales by segment is presented in the Sales and Operating Earnings by Segment section below.

Gross profit increased significantly for the year ended December 31, 2007 to $861.5 million compared to $611.3 million for the year ended December 31, 2006 - an increase of 40.9%.  Gross margin increased in 2007 to 23.4% from 23.1% in 2006.   The increase in consolidated gross profit and margin was driven by both segments as a result of higher sales volumes and increased productivity.  Crane segment gross profit increased in 2007 to $729.8 million from $488.7 million in 2006, while gross margin increased to 22.5% from 21.9% over the same period.  The Foodservice segment’s gross profit and gross margin increased from $122.7 million and 29.5% in 2006 to $131.6 million and 30.0% in 2007, respectively.

Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2007 increased approximately $61.0 million to $377.9 million compared to $316.9 million for the year ended December 31, 2006.  This increase was primarily driven by the Crane and Foodservice segments and corporate expenses.  Crane segment ES&A expense increased due to higher engineering and selling expenses, increased employee related costs and expenses related to the initiation of an ERP implementation project. Foodservice segment ES&A expenses increased due to higher employee and commission costs.  Corporate expenses increased primarily due to increased employee related costs.

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

The effective tax rate for the year ended December 31, 2007 was 28.0% compared to 32.0% for the year ended December 31, 2006. The lower effective tax rate in 2007 was a result of a foreign tax credit carryforward which was recognized during the second quarter and an IRS audit settlement during the third quarter.  In addition, all periods were favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

The earnings from discontinued operations, net of income taxes, for the year ended December 31, 2007 primarily reflects the divested Marine business and the favorable product liability experience related to our discontinued Manlift business which was sold in 2004.

Sales and Operating Earnings by Segment

Operating earnings reported below by segment include the impact of reductions due to restructurings and plant consolidation costs, whereas these expenses were separately identified in the Results of Consolidated Operations table above.

Cranes and Related Products Segment

	2008	2007	2006
Net sales	$3,882.9	$3,245.7	$2,235.4
Operating earnings	$555.6	$470.5	$280.6
Operating margin	14.3%	14.5%	12.6%

Year Ended December 31, 2008 Compared to 2007

Crane segment net sales for the year ended December 31, 2008 increased 19.6% to $3.9 billion versus $3.2 billion for the year ended December 31, 2007.   Net sales for the year ended December 31, 2008 increased over the prior year in all of our major geographic regions.  The Crane segment benefited from a strong crane end-market demand during the first nine months of 2008 as compared to the same period of 2007.  Due to the slowing world economy, the lower demand for cranes, especially for tower cranes, during the last 3 months of 2008 were lower than the same period in 2007.  From a product line standpoint, the sales increase was driven by increased volumes of crawler, tower and mobile hydraulic cranes worldwide, and increases in our aftermarket sales and service business, slightly offset by decreased sales of our boom truck cranes in North America due to the continued soft residential housing construction market. As of December 31, 2008, total Crane segment backlog was $1.9 billion, a 32.3% decrease as compared to the December 31, 2007 backlog of $2.9 billion and a 41.5% decrease versus the September 30, 2008 backlog of $3.3 billion.

For the year ended December 31, 2008, the Crane segment reported operating earnings of $555.6 million compared to $470.5 million for the year ended December 31, 2007.  Operating earnings of the Crane segment were favorably affected by increased volume across all regions and all product lines except for boom trucks, appropriate product price increases, and product cost takeout initiatives.  These results were partially offset by product cost increases and higher administrative costs due in part to the unfavorable impact of a stronger Euro currency as compared to the U.S. Dollar for the majority of 2008.  Operating margin for the year ended December 31, 2008 was 14.3% versus 14.5% for the year ended December 31, 2007.  Higher material costs and softening sales of our higher margin product lines in the fourth quarter contributed to the decline in operating margin.

To better align the company’s resources with the current demand in Europe the company committed to a restructuring plan in the fourth quarter of 2008 to reduce the cost structures of its French and Portuguese facilities.  The plan includes workforce reductions of approximately 350 employees in France and 120 employees in Portugal.  During, 2008, the company has recorded $21.7 million in expense associated with involuntary employee terminations and related costs.

Year Ended December 31, 2007 Compared to 2006

Crane segment net sales for the year ended December 31, 2007 increased 45.2% to $3.2 billion versus $2.2 billion for the year ended December 31, 2006.   Net sales for the year ended December 31, 2007 increased over the prior year in all of our major geographic regions.  The Crane segment benefited from strong crane end-market demand.  From a product line standpoint, the sales increase was driven by increased volumes of crawler, tower and mobile hydraulic cranes worldwide, and increases in our aftermarket sales and service business, slightly offset by decreased sales of our boom truck cranes in North America due to the softening residential housing construction market. As of December 31, 2007, total Crane segment backlog was $2.9 billion, an 87.5% increase over the December 31, 2006 backlog of $1.5 billion and an 8.4% increase over the September 30, 2007 backlog of $2.7 billion.

For the year ended December 31, 2007, the Crane segment reported operating earnings of $470.5 million compared to $280.6 million for the year ended December 31, 2006.  Operating earnings of the Crane segment were favorably affected by increased volume across all regions and all but one product line, manufacturing productivity gains, product cost takeout initiatives, and price increases where appropriate. Operating margin for the year ended December 31, 2007 was 14.5% as compared to 12.6% for the year ended December 31, 2006.  Strong factory performance, leveraging of fixed costs, and appropriate pricing initiatives in all our regions contributed to the gains in profit and margin, somewhat offset by higher costs of materials.

Foodservice Equipment Segment

	2008	2007	2006
Net sales	$620.1	$438.3	$415.4
Operating earnings	$56.8	$61.3	$56.2
Operating margin	9.2%	14.0%	13.5%

Year Ended December 31, 2008 Compared to 2007

Foodservice segment net sales increased 41.5% or $181.8 million to $620.1 million for the year ended December 31, 2008 as compared to $438.3 million for the year ended December 31, 2007.  The sales increase during 2008 was driven by the $179.1 million in net sales from the Enodis business since its acquisition on October 27, 2008.  Excluding the sales from Enodis, sales would have only increased by $2.7 million for the year ended December 31, 2008 compared to the same period last year.  This increase was the result of price increases and a favorable currency exchange rate impact.  By region, strong sales in the Asia markets and slightly higher sales in Europe more than offset weaker sales in North America.

For the year ended December 31, 2008, the Foodservice segment reported operating earnings of $56.8 million compared to $61.3 million for the year ended December 31, 2007.   The operating earnings decrease was mainly due to the operating earnings loss of $3.7 million from the Enodis business as a result of a $9.5 million inventory step-up purchase accounting adjustment recorded in the opening balance sheet and subsequently recognized as a charge to earnings for the quarter.  Operating earnings in 2008 for the legacy Maintowoc Foodservice businesses, as compared to 2007 were lower by $0.8 million.  This decrease was due to higher material costs and lower volume of higher margin ice products mainly offset by appropriate pricing initiatives and product cost takeouts.

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

General Corporate Expenses

	2008	2007	2006
Net sales	$4,503.0	$3,684.0	$2,650.8
Corporate expenses	$51.7	$48.2	$42.4
% of Net sales	1.1%	1.3%	1.6%

Year Ended December 31, 2008 Compared to 2007

Corporate expenses increased $3.5 million to $51.7 million in 2008 compared to $48.2 million in 2007.  The increase was primarily due to higher employee related costs, health care costs, and other professional expenses.

Year Ended December 31, 2007 Compared to 2006

Corporate expenses increased $5.8 million to $48.2 million in 2007 compared to $42.4 million in 2006.  The increase was primarily due to higher employee related costs and other professional expenses.

Market Conditions and Outlook

During 2009, we will strive to successfully execute our long-term strategy of building market-leadership positions in our two core markets: Cranes and related products and Foodservice equipment.  In addition, since we have divested our Marine segment we are now focusing all resources and management efforts on expanding our competitive position within our two remaining segments.  As a result of the global economic slowdown, we have taken actions and will make additional changes to our businesses as market dynamics continue to unfold in 2009.  We intend to build on our leadership positions during this slowdown and emerge as an even stronger competitor.

Looking ahead to 2009, we have forecasted consolidated revenue of approximately $4.9 billion.  This is based on estimated revenue of $3.2 billion in the Crane segment and $1.7 billion in the Foodservice segment.  We have forecasted operating margins in the low double digit range for both segments.  Based on these assumptions, we expect earnings per share in the range of $1.35 to $1.60 per share, excluding special items, such as further restructuring costs.  Other financial expectations for 2009 include capital expenditures not to exceed $120 million, depreciation and amortization of $135 million, and an effective tax rate in the mid-20% range.  Finally, we have set a year-end debt reduction target of $1 billion since funding the Enodis acquisition in November of 2008.  Due to continuing weak market conditions and continued global economic uncertainty, we cannot be assurred of meeting these forecasts and actual results may differ materially from these estimates.

Cranes and Related Products- For the industry data currently available through the first three quarters of 2008, Manitowoc grew market share slightly in tower cranes, lattice boom crawler cranes, and truck cranes.  Truck cranes increased due in part to the addition of the new Tai’An Dongyue joint venture in China market and stronger sales in the U.S.  Rough terrain market share was unchanged compared with 2007 with a slight decline in the U.S. which was compensated by share growth in Europe and the Middle East.  All Terrain crane market share remained level from 2007 to 2008 with gains in the Americas compensating for declines in Asia.

Looking ahead, we expect sales volumes to decrease in 2009 as construction spend is expected to decline an additional 2% versus 2008 worldwide in real terms according to Global Insight, and specifically non-residential construction will remain flat versus 2008.  Similarly, the U.S. construction market is expected to decline 14% in 2009.  The non-residential construction decline in the U.S. will be a significant contributor to this decline as it is expected to drop an additional 11% for the year.  The impacts of any economic stimulus packages and especially those targeted to stimulate infrastructure and energy projects which are heavy crane markets, are unknown.

Manitowoc will continue to improve our product lines and we have a variety of new product programs in queue for the next three years for all our product families as we continue to grow worldwide, especially in emerging markets through our new facilities in China, India and Slovakia and we target other long term growth markets in Russia and Brazil.  Along with product offerings tailored for growing markets, we will also expand and strengthen our renowned Crane CARE global product support network to be well positioned for the long term in all major markets worldwide.  As the market declines, we will also use the opportunity to improve our design and manufacturing processes to ensure we maintain our reputation for high quality products for the long term into the recovery.

Foodservice Equipment – The biggest negative economic factors in 2008 were the decline into recession for most economies, the spike in commodity costs, and the rise to record levels of oil prices that reduced disposable income and changed dining out patterns. On the positive side, it was the continual effect of changing consumer demand on operators that translated into the need for innovative foodservice equipment that answered the call for new menu items, more efficient equipment, and new beverage offerings to try to increase same store sales.  Regionally, Asia continued its strong growth, in particular China driven by QSR expansion and project business driven by the Olympic Games in Beijing.

The global economy continues to be our greatest concern in 2009.  We believe the segments that performed well in 2008 could continue to benefit in the coming months:  quick service restaurants (QSRs), which benefitted from consumers trading down from higher priced alternatives, institutional customers and large project business.  From a product standpoint we expect the demand for accelerated cooking products, custom refrigeration, and energy efficient products to outperform other products families.  We also believe end user chains will continue to seek new menu items to drive sales.  We expect all developed regions to experience continued economic weakness and for the emerging markets, primarily Asia, to exhibit much slower growth.

With the Enodis acquisition, we will continue with our history of bringing innovative products and services to the foodservice market, only now that market is much wider and diverse.  We will continue to develop customer driven solutions through more energy efficient equipment, integrated kitchen systems and products that do more while taking up less physical space.  The softer global economy will also focus our efforts to realize synergies more quickly and improve our overall development, manufacturing, and marketing processes.

Liquidity and Capital Resources

Cash flow from operations during 2008 was $309.0 million compared to $244.0 million in 2007.  We applied a portion of this cash flow in 2008 to capital spending, dividends and payment of outstanding debt.  We had $173.0 million in cash and cash equivalents on-hand at December 31, 2008 versus $366.9 million on-hand at December 31, 2007.

Cash flow from operating activities during 2008 was affected by stronger earnings from continuing operations of $519.8 million as compared to $475.8 million in 2007.  An increase in accounts payable of $35.1 million also favorably impacted cash flow from operations.  The increase in accounts payable is related to higher levels of inventory as compared to the prior year.  These favorable impacts were offset by increases of accounts receivable and inventories of $25.4 million and $179.9 million, respectively, and a decrease in accrued income taxes of $105.9 million. The receivable increase related to higher sales of our Crane products while the increase in inventory levels was also due to the higher sales in our Crane segment negatively impacted by the downturn in Crane demand we saw in the fourth quarter of 2008.  The decrease in accrued income taxes relates to payments of accrued income taxes and overpayments of estimated income taxes which are now classified as a receivable as of December 31, 2008.

Net earnings from discontinued operations, before the non-cash impairment charge of $175.0 million, was $31.6 million which also contributed to total cash from operations.

Cash flows from investing activities consist primarily of cash used for acquisitions and capital expenditures and cash provided from the sale of the Marine segment.  Net cash used in investing activities during 2008 was $2.4 billion as compared to $186.6 million during 2007.  Cash was primarily used to fund our acquisition of Enodis for $2,060.8 million and the related $379.4 million settlement of hedges implemented to reduce the currency risk of the GBP purchase price.  Capital spending, excluding equipment held for rental, of $150.3 million in 2008 was higher than the 2007 total of $112.8 million primarily due to the upgrade and replacement of manufacturing equipment, support of new product development, improvement of information technology systems and completion of capacity expansion projects.  Additionally, on December 31, 2008, the company received $118.5 million from the sale of its Marine segment.

Cash flows from financing activities consist primarily of proceeds from the issuance of long-term debt to effect the Enodis acquisition and cash used by financing activities consist primarily of repayments of indebtedness and payments of dividends to shareholders.  Financing activities resulted in a net source of cash of $1.9 billion during 2008 compared to cash provided from financing operations of $123.9 million during 2007.

On October 27, 2008, we completed our acquisition of Enodis, a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The $2.7 billion acquisition, inclusive of the purchase of outstanding shares and rights to shares, acquired debt, the settlement of hedges related to the acquisition and transaction fees, the largest and most recent acquisition for the company, has established Manitowoc among the world’s top manufacturers of commercial foodservice equipment. With this acquisition, our Foodservice capabilities now span refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies, and allow Manitowoc to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  See further detail related to the acquisitions at Note 3, “Acquisitions.”

In order to fund the Enodis acquisition, in April 2008, the company entered into a $2,400.0 million credit agreement which was amended and restated as of August 25, 2008 to ultimately increase the size of the total facility to $2,925.0 million (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.  Prior to November 6, 2008, the company borrowed from its $300.0 million Amended and Restated Credit Agreement, dated as of December 14, 2006.

The New Credit Agreement includes four loan facilities – a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company has the option to increase the borrowing capacity of the revolving facility or Term Loan A, if agreed upon by the lender, up to an aggregate amount of $300.0 million. The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.

Borrowings made under the revolving facility Term Loan A, and Term Loan X will initially bear interest at 3.25 percent in excess of an adjusted London Interbank Offered (LIBO) rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.  Borrowings made under the Term Loan B will initially bear interest at 3.50 percent in excess of an adjusted LIBO rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.  The company cannot borrow under the alternate base rate option if that rate is lower than the adjusted LIBO rate.  A commitment fee applies to the unused portion revolving facility and is currently 0.50 percent per year.

The New Credit Agreement contains financial covenants whereby the ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments, as defined in the New Credit Agreement (EBITDA) to (b) consolidated interest expense, each for the most recent four fiscal quarters (Consolidated Interest Coverage Ratio) and the ratio of (c) consolidated indebtedness to (d) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Total Leverage Ratio) at all time, must each meet certain defined limits. The minimum Consolidated Interest Coverage Ratio is required to be greater than 2.50:1.00 for fiscal quarters through March 31, 2009, 2.75:1.00 for fiscal quarters after March 31, 2009 through March 31, 2010 and greater than 3.00:1.00 thereafter.  The Consolidated Total Leverage Ratio is required to be less than 4.00:1.00 through December 30, 2009, less than 3.75:1.00 from December 31, 2009 through December 30, 2010 and less than 3.50:1.00 thereafter. The New Credit agreement also contains customary representations and warranties and events of default.

As of December 31, 2008, we complied with all affirmative and negative covenants inclusive of the financial covenants pertaining to our New Credit Agreement.  Based on our forecasted operating results and related debt reductions, we have projected compliance will all covenants through March of 2010.  Our ability to comply with the financial covenants in the future depends on further debt reduction and achieving our forecasted operating results.  Given the uncertain global economies, continued constraints in the credit markets, and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which we could violate our financial covenants in the second half of 2009.  Our failure to comply with such covenants or an assessment that we are likely to fail to comply with such covenants, could also lead us to seek an amendment to or a waiver of the financial covenants contained in our New Credit Agreement.  Despite our present belief that we could obtain an amendment if necessary, we cannot provide assurance that we would be able to obtain any amendments to or waivers of the covenants contained in our New Credit Agreement that we may request.  Any such amendment to or waiver of the covenants would likely involve upfront fees, higher annual interest costs and other terms less favorable to us than those currently in our New Credit Agreement.   In the event our current lenders won’t amend or waive the covenants, the debt would be due and we would need to seek alternative financing.  We cannot provide assurance that we would be able to obtain alternative financing.  If we were not able to secure alternative financing, this would have a material adverse impact on the company.

As of December 31, 2008, in connection with its New Credit Agreement the company incurred $118.3 million in debt issuance costs.  The cash flow impact of these fees, which totaled $90.8 million, is included in cash flow used for financing activities in the Consolidated Statement of Cash Flows for the year ending December 31, 2008.  The remaining balance of $27.5 million which represents an original issue discount is required to be paid upon extinguishment of Term Loan B.

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings, Inc., a subsidiary of Fincantieri – Cantieri Navali Italiani SpA.  The sale price in the all-cash transaction was approximately $120 million. The company used the cash proceeds, net of a preliminary working capital adjustment, to partially pay down the balance on the Term Loan X of approximately $118.5 million.  As of December 31, 2008 the balance of Term Loan X was $181.5 million.  As a result of this payment, the company incurred a charge of $4.1 million related to the partial write-off of debt issuance costs of $3.3 million and the write off of other deferred financing fees totaling $0.8 million.  The charge was recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

On March 6, 2008, the company formed a 50% joint venture with the shareholders of Tai’An Dongyue for the production of mobile and truck-mounted hydraulic cranes.  The cash flow impact of this acquisition is included in business acquisitions, net of cash acquired, within the cash flow from investing section of the Consolidated Statement of Cash Flows.  See further detail related to the joint venture at Note 3, “Acquisitions.”

The company is party to an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote, special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser’s interest and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at December 31, 2008 was $103.0 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program’s capacity was increased from $90 million in 2006 to $105 million in the third quarter of 2007.  The program includes certain domestic trade accounts receivable from our U.S. Crane and Foodservice businesses. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $105.0 million at December 31, 2008, an increase of $5.0 million from the balance sold to the Purchaser at December 31, 2007.

We spent a total of $150.3 million during 2008 for capital expenditures.  We continued to fund capital expenditures to improve the cost structure of our business, invest in new processes, products and technology, to maintain high-quality production standards and to complete certain production capacity expansion.  The following table summarizes 2008 capital expenditures and depreciation by segment.

	Capital Expenditures	Depreciation
Cranes and Related Products	$129.4	$66.3
Foodservice Equipment	10.9	12.4
Corporate	10.0	1.5
Total	$150.3	$80.2

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

On April 3, 2007, we sold all of our aftermarket replacement parts and rights to manufacture, sell and service aftermarket replacement parts, for all the models of the Grove Manlift aerial work platform product line around the world, to MinnPar LLC (MinnPar) for $4.9 million.  The cash flow impact of this divestiture is recorded in gain on sale of parts line and in proceeds from sale of business or parts in the Consolidated Statements of Cash Flows.

Restricted cash represents cash in escrow funds related to the security for an indemnity agreement for our casualty insurance provider.

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

During the years ended December 31, 2008, 2007 and 2006, we sold $3.7 million, $14.2 million and $14.8 million, respectively, of our long term notes receivable to third party financing companies. We guarantee varying percentages, up to 100%, of collection of the notes to the financing companies.   We have accounted for the sales of the notes as a financing of receivables.  The receivables remain on our Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and we have recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as a financing activity in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2008, 2007 and 2006, the customers paid $7.5 million, $18.5 million and $30.2 million, respectively, of the notes to the third party financing companies.  As of December 31, 2008, 2007 and 2006, the outstanding balance of the notes receivables guaranteed by us was $14.5 million, $18.2 million and $22.3 million, respectively.

Our outstanding debt at December 31, 2008 consists of $2.4 billion from our New Credit Agreement, $150.0 million of 7 1/8% senior notes due 2013 (Senior Notes due 2013), as well as outstanding amounts under our revolving credit facility, working capital lines of credit in non-U.S. locations and capital leases.  As of December 31, 2008, we also had outstanding $81.8 million of other indebtedness.  Our total debt has a weighted –average interest rate of 5.9%.  As of December 31, 2008, the company had $614.7 million of unused availability under the terms of the revolving facility (less the balance of outstanding letters of credit and including the $300.0 million option to increase the borrowing capacity of the New Credit Agreement).  See further detail related to our Debt at Note 10, “Debt.”

In the fourth quarter of 2008, we cancelled our two fixed-to-floating rate swap contracts which effectively converted $50.0 million of our fixed rate Senior Notes due 2013 to variable rate debt. These contracts were considered to be hedges against changes in the fair value of the fixed rate debt obligation.  In January 2009, the company entered into new interest rate hedging transactions related to its Term Loan A and Term Loan B facilities.  These hedge transactions fixed the interest rate paid for 50 percent of each of these facilities for a weighted average life of at least three years as required by the terms of the New Credit Agreement.  See additional discussion at Note 24, “Subsequent Events.”

Our Senior Notes due 2013 contain customary affirmative and negative covenants.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio and consolidated total leverage ratio.  These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  We were in compliance with all covenants as of December 31, 2008, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

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

The revolving credit facility or other future facilities may be used for working capital requirements, capital expenditures, funding future acquisitions, and other investing and financing needs.  We believe that our available cash, revolving credit facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund our capital and debt financing requirements for the foreseeable future.

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.             Our New Credit Agreement requires us to comply with certain financial ratios and tests to comply with the terms of the agreement. We were in compliance with these covenants as of December 31, 2008, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the New Credit Agreement. Further, such acceleration would constitute an event of default under the indentures governing our Senior Notes due 2013 and could trigger cross default provisions in other agreements.

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

C.               Factors specific to us and our markets that we expect to be given significant weight in the determination of our credit rating or will otherwise affect our ability to raise short-term and long-term financing. We do not presently believe that events covered by the risk factors applicable to our business could materially affect our credit ratings or could adversely affect our ability to raise short-term or long-term financing.

D.              We have disclosed information related to certain guarantees in Note 17 to our Consolidated Financial Statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•                         We have disclosed in Note 17 to the Consolidated Financial Statements our buyback and residual value guaranty commitments.

•                         We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 20 to the Consolidated Financial Statements and in the table below.

•                         We have disclosed our accounts receivable securitization arrangement in Note 11 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2008 is as follows:

	Total Committed	2009	2010	2011	2012	2013	Thereafter
Debt	$2,649.4	$181.2	$296.0	$165.7	$165.7	$691.5	$1,149.3
Capital leases	5.9	1.1	0.9	0.8	0.7	0.3	2.1
Operating leases	164.6	40.1	31.3	22.9	16.6	12.9	40.8
Total committed	$2,819.9	$222.4	$328.2	$189.4	$183.0	$704.7	$1,192.2

•   There were no significant purchase obligation commitments at December 31, 2008.

•   Table above does not include interest payments.

•   FIN 48 tax liabilities totaling $66.2 million, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 12 to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under FIN 48.

At December 31, 2008, we had outstanding letters of credit that totaled $68.3 million.  We also had buyback commitments and residual value guarantees outstanding, that if all were satisfied in full at December 31, 2008, the total cash cost to us would be $105.1 million.  This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of collateral.

We maintain defined benefit pension plans for some of our operations in the United States, Europe and Asia. The company has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts.  In conjunction with the Enodis acquisition (see Note 3), and effective as of December 31, 2008, the company merged all but one of the former Enodis U.S. pension plans into the Manitowoc U.S. pension plan.  The unmerged plan continues to accrue benefits for the enrolled participants, while the remaining merged plans had benefit accruals frozen prior to the merger of the plans.

In 2008, cash contributions to all pension plans by us were $3.2 million, and we estimate that our pension plan contributions will be approximately $7.3 million in 2009.

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

For a more detailed discussion of our accounting policies and the financial instruments that we use, please refer to Note 2, “Summary of Significant Accounting Policies,” and Note 10, “Debt,” to the Consolidated Financial Statements.

Interest Rate Risk

In the fourth quarter of 2008, we cancelled our two fixed-to-floating rate swap contracts which effectively converted $50.0 million of our fixed rate Senior Notes due 2013 to variable rate debt. These contracts were considered to be hedges against changes in the fair value of the fixed rate debt obligation.   At December 31, 2008, we did not use interest rate swaps or other types of derivative financial instruments to mitigate the risks related to fluctuations in interest rates which could negatively impact the fair value of our fixed-rate debt or increase our interest cost related to our floating rate debt. However, in January 2009 the company entered into new interest rate hedging transactions related to its Term Loan A and Term Loan B facilities.  These hedge transactions fixed the interest rate paid for 50 percent of each of these facilities for a weighted average life of at least three years as required by the terms of the New Credit Agreement.  See additional discussion at Note 24, “Subsequent Events.”

Commodity Prices

We are exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products.  Each of our business segments is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized across business segments, and others are specific to a business segment or business unit. In addition to the regular negotiations of material prices with certain vendors, during 2008 we entered into certain commodity hedges that fix the price of certain of our key commodities utilized in the production of our Foodservice product offerings.  At December 31, 2008, $2.1 million (net of tax of $1.1 million) of unrealized losses due to commodity hedging positions remain deferred in accumulated other comprehensive income and will be realized as a component of cost of sales over the next 12 months.

Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 58% of our total sales for 2008, with the largest percentage (30%) being sales into various European countries.

Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce earnings and cash flow impact on nonfunctional currency denominated receivables and payables.  Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged.  The maturities of these forward exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow.  The hedges of anticipated transactions are designated as cash flow hedges and the hedges of accounts receivable and accounts payable are designated as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  At December 31, 2008, we had outstanding forward exchange contracts hedging anticipated transactions and future settlements of outstanding accounts receivable and accounts payable with an aggregate fair market value of a liability of $5.2 million.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2008 for fair value hedges would not have a significant impact on our Consolidated Statements of Operations as any gains or losses under the foreign exchange contracts hedging accounts receivable or payable balances would be offset by equal gains or losses on the underlying receivables or payables.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2008 for cash flow hedges would not have a significant impact on the date of settlement due to the insignificant amounts of such hedges.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end.  Results of operations are translated into U.S. dollars at an average exchange rate for the period.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive income at December 31, 2008 is $87.1 million.

Environmental, Health, Safety, and Other Matters

Please refer to Item 8, Financial Statements and Supplementary Data, Note 16 to the Consolidated Financial Statements where we have disclosed our Environmental, Health, Safety, Contingencies and other Matters.

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

Revenue Recognition— Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of an arrangement exists, the price is fixed and determinable, collectability of cash is reasonably assured, and delivery has occurred or services have been rendered.  We periodically enter into transactions with customers that provide for residual value guarantees and buyback commitments.  These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third-party financing agreement.  In addition, we lease cranes to customers under operating lease terms.  Revenue from operating leases is recognized ratably over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Revenue Recognition under Percentage-of-completion Accounting— Revenue under long-term contracts, primarily within the former Marine segment, are recognized using the percentage-of-completion (POC) method of accounting.  Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as “recoverable costs and accrued profit on progress completed not billed,” which are included in other current assets in the Consolidated Balance Sheets.  Likewise, contracts where billings to date have exceeded recognized revenues are recorded as “amounts billed in excess of sales,” which are included in accounts payable and accrued expenses in the Consolidated Balance Sheets.  Changes to the original estimates may be required during the life of the contract and such estimates are reviewed when customer change orders are placed and on a regular periodic basis. Sales and gross profit are adjusted when known for revisions in estimated total contract costs and contract values. Claims against customers are recognized as revenue when it is probable that the claim will result in additional contract revenue and the amount can be reliably estimated.  Estimated losses are recorded when identified.  The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

Allowance for Doubtful Accounts— Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on pre-established percentages to specific aging categories which are subject to change if experience improves or deteriorates.  Despite overall market conditions and deterioration in the credit markets, we have not experienced a significant change in collection patterns or defaults on customer payments.

Inventories and Related Reserve for Obsolete and Excess Inventory— Inventories are valued at the lower of cost or market using both the first-in, first-out (FIFO) method and the last-in, first-out (LIFO) method and are reduced by a reserve for excess and obsolete inventories.  The estimated reserve is based upon specific identification of excess or obsolete inventories together with a general provision based on pre-established percentages applied to specific aging categories of inventory.  These categories are evaluated based upon historical usage, estimated future usage, and sales requiring the inventory.  These percentages were established based upon historical write-off experience.

Goodwill and Other Intangible Assets— We account for goodwill and other intangible assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however, it is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane CARE; Foodservice Americas; Foodservice Europe, Middle East, and Africa; Foodservice Asia; and Foodservice Retail, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at June 30, 2008, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time.

During the fourth quarter of 2008, our stock price declined significantly and we began to see signs of a slow down in our Crane segment, highlighted by a decrease in our backlog.  Additionally, access to the credit markets, which are critical to the ability of some of our customers to finance crane purchases, has been restricted.  We believed these circumstances to be indicators of potential impairment under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” and we performed an impairment test for each of the reporting units within our Crane segment as of December 31, 2008.  We re-performed our established method of present valuing future cash flows, which considered updated projections, and determined that goodwill was not impaired.  The determination of fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital projections for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. We evaluated the significant assumptions used to determine the fair values of each reporting unit, both individually and in the aggregate and concluded they are reasonable.

We also considered a market approach in evaluating the potential for impairment by calculating fair value using recent like transaction multiples of earnings before interest, taxes, depreciation and amortization (EBITDA).  This analysis also did not indicate impairment.

During the latter part of the fourth quarter of fiscal 2008 and as of December 31, 2008, our market capitalization was below book value.  While we considered the market capitalization decline in our evaluation of fair value of our reporting units, that market metric is only one indicator of fair value. This is particularly true when a company’s share price appears to be significantly influenced by recent transactions or market uncertainty regarding leverage.  We believe the Enodis acquisition and the related increase in debt levels have unduly influenced our share price as evidenced by an excessive decline in share price in comparison with our peers.  When taking these factors into consideration, the control premium used by the company was within widely accepted control premium ranges.  A control premium is the amount that a buyer is willing to pay over the current market price of a company in order to acquire a controlling interest.  We therefore concluded there was no indication of impairment under this metric.

We will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted.  Further deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment.  In the event we determine that goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.

In addition, we completed the acquisition of Enodis during the fourth quarter.  As a result of this acquisition, we have recorded an additional $1.4 billion of goodwill within our Foodservice segment.  The purchase price we paid for Enodis was based on our projections of future operating profits and the expected synergies we believe we can derive from cost savings and revenue enhancements.  However, we cannot be assured that the intended beneficial effect from this acquisition will be realized, particularly given the current difficult market conditions.  Consequently, an impairment charge may be required in a future period if operating results are below our projections.

In order to comply with the agreements with the European Commission and the United States Department of Justice we initiated a multiple step process to divest of the required businesses during the fourth quarter of 2008.    As part of our requirement to divest of these businesses, we obtained preliminary purchase offers from several potential buyers.  As we continued with the sales process throughout January and February of 2009 and preliminary purchase offers were rescinded or significantly reduced, it became apparent that the carrying value of the businesses at December 31, 2008 exceeded their fair value. We therefore considered the guidance in SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” and have recognized a non-cash charge of $175.0 million to adjust the carrying amount of the businesses to be divested in the Consolidated Statements of Operations in earnings from discontinued operations at December 31, 2008.  This charge reduces the carrying amount of the businesses to be divested to our revised estimated fair value, less costs to sell.  If the final sales price is less than our estimated fair value an additional impairment charge, which could have a material affect on our consolidated financial statements, would be recognized in future periods.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Indefinite and definite lived intangible assets are also subject to impairment testing.  Indefinite lived assets are tested annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  Definite lived intangible assets are tested whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.   A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of the assets. While the company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Employee Benefit Plans— We provide a range of benefits to our employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date.  The approach we use to determine the annual assumptions are as follows:

•                     Discount Rate— Our discount rate assumptions are based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of our pension plans’ participants’ demographics and benefit payment terms.

•                     Expected Return on Plan Assets — Our expected return on plan assets assumptions are based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.

•                     Compensation increase— Our compensation increase assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation.

•                     Retirement and Mortality Rates— Our retirement and mortality rate assumptions are based primarily on actual plan experience and mortality tables.

•                     Health Care Cost Trend Rates— Our health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends.

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods.  Management has developed the assumptions with the assistance of its independent actuaries and other relevant sources and we believe the that our assumptions used are reasonable; however, changes in these assumptions could impact the company’s financial position, results of operations or cash flows.

Product Liability— We are subject in the normal course of business to product liability lawsuits.  To the extent permitted under applicable laws, our exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits.  We record product liability reserves for our self-insured portion of any pending or threatened product liability actions.  Our reserve is based upon two estimates.  First, we track the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon our best judgment and the advice of legal counsel.  These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, the company determines the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as IBNR).  This analysis is performed at least twice annually.  We have established a position within the actuarially determined range, which we believe is the best estimate of the IBNR liability.

Income Taxes —We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We record a valuation allowance that represents a reserve on deferred tax assets for which utilization is uncertain.  Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets.  The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated.  Our policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States.  Accordingly, we do not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.

We measure and record income tax contingency accruals in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

Stock Options— The computation of the expense associated with stock-based compensation requires the use of a valuation model.  We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options and stock appreciation rights. The Black-Scholes model requires assumptions regarding the volatility of the company’s stock, the expected life of the stock award and the company’s dividend ratio. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.

Warranties— In the normal course of business we provide our customers warranties covering workmanship, and in some cases materials, on products manufactured by us.  Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with our warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing such defective product.  We provide for an estimate of costs that may be incurred under our warranty at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products.  These costs primarily include labor and materials, as necessary associated with repair or replacement.  The primary factors that affect our warranty liability include the number of shipped units and historical and anticipated rates or warranty claims.  As these factors are impacted by actual experience and future expectations, we assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.

Restructuring Charges— Restructuring charges for exit and disposal activities are recognized when the liability is incurred.  We use the definition of liability found in FASB Concept Statement No. 6, “Elements of Financial Statements.”  In addition, the liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.

Recent Accounting Changes and Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about the types of plan assets held in a defined benefit pension or other postretirement plan.  This statement is effective for financial statements issued for fiscal years ending after December 15, 2009.  The company is currently evaluating the impact this statement will have on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  SFAS No. 162 is now effective for the company.  The adoption of this statement did not have a material impact on the company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for us on January 1, 2008.  The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements as the company did not elect the fair value option for any of such eligible financial assets or financial liabilities.

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

Foodservice—market acceptance of new and innovative products; weather; consolidations within the restaurant and foodservice equipment industries; global expansion of customers; the commercial ice-cube machine replacement cycle in the United States; unanticipated issues associated with refresh/renovation plans by national restaurant accounts; specialty foodservice market growth; the demand for quickservice restaurant and kiosks; future strength of the beverage industry; and in connection with the acquisition of Enodis plc, compliance with the terms and conditions of regulatory approvals obtained in connection with the acquisition of Enodis, the ability to appropriately and timely integrate the acquisition of Enodis, the timing, price, and other terms of the divestiture of Enodis’ global ice business required by regulatory authorities, anticipated earnings enhancements, estimated cost savings and other synergies and the anticipated timing to realize those savings and synergies, estimated costs to be incurred in achieving synergies, potential divestitures and other strategic options.

Corporate (including factors that may affect both of our segments)—changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; issues related to new facilities and expansions or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets served by the company (including Enodis); unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on hedges in place with Manitowoc; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; and unanticipated changes in customer demand.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

The Manitowoc Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax benefits in 2007.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Enodis from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008.  Subsequent to the acquisition, certain elements of Enodis’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting.  Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008.  We have also excluded these elements of the internal control over financial reporting of Monarchy from our audit of the Company’s internal control over financial reporting.  The excluded elements represent controls over accounts that are 14% of consolidated total assets and 4% of consolidated net sales as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers

Milwaukee, Wisconsin

March 2, 2009

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2008, 2007 and 2006

Millions of dollars, except per share data	2008	2007	2006
Operations
Net sales	$4,503.0	$3,684.0	$2,650.8
Costs and expenses:
Cost of sales	3,487.2	2,822.5	2,039.5
Engineering, selling and administrative expenses	455.1	377.9	316.9
Amortization expense	11.6	5.8	3.3
Gain on sale of parts line	—	(3.3)	—
Pension settlements	—	5.3	—
Integration expense	7.6	—
Restructuring expense	21.7	—	—
Total costs and expenses	3,983.2	3,208.2	2,359.7
Operating earnings from continuing operations	519.8	475.8	291.1

Other income (expenses):
Interest expense	(54.1)	(36.2)	(46.3)
Loss on debt extinguishment	(4.1)	(12.5)	(14.4)
Loss on purchase price hedges	(379.4)	—	—
Other income (expense)-net	(3.0)	9.8	3.4
Total other income (expenses)	(440.6)	(38.9)	(57.3)

Earnings from continuing operations before taxes on earnings and minority interest	79.2	436.9	233.8
Provision for taxes on earnings	1.5	122.1	74.8
Earnings from continuing operations before minority interests	77.7	314.8	159.0
Minority interest, net of income taxes	(1.9)	—	—
Earnings from continuing operations	79.6	314.8	159.0

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $(16.1), $(9.1) and $(3.2), respectively	(143.4)	21.9	7.2
Gain on sale of discontinued operations, net of income taxes of $(17.4)	53.1	—	—
Net earnings (loss)	$(10.7)	$336.7	$166.2

Per Share Data
Basic earnings (loss) per share:
Earnings from continuing operations	$0.61	$2.53	$1.30
Earnings (loss) from discontinued operations, net of income taxes	(1.10)	0.18	0.06
Gain on sale of discontinued operations, net of income taxes	0.41	—	—
Net earnings (loss)	$(0.08)	$2.70	$1.36

Diluted earnings per share:
Earnings from continuing operations	$0.61	$2.47	$1.27
Earnings (loss) from discontinued operations, net of income taxes	(1.10)	0.17	0.06
Gain on sale of discontinued operations, net of income taxes	0.41	—	—
Net earnings (loss)	$(0.08)	$2.64	$1.32

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2008 and 2007

Millions of dollars, except share data	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$173.0	$366.9
Marketable securities	2.6	2.5
Restricted cash	5.1	16.7
Accounts receivable, less allowances of $36.3 and $27.5, respectively	608.2	416.7
Inventories — net	925.3	591.0
Deferred income taxes	138.1	66.1
Other current assets	157.2	61.1
Current assets of discontinued operation	124.8	54.6
Total current assets	2,134.3	1,575.6
Property, plant and equipment — net	728.8	468.9
Goodwill	1,890.5	471.6
Other intangible assets — net	1,009.0	200.6
Deferred income taxes	—	27.6
Other non-current assets	179.7	55.8
Long-term assets of discontinued operation	123.1	71.3
Total assets	$6,065.4	$2,871.4

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,206.3	$845.7
Short-term borrowings and current portion of long-term debt	182.3	13.1
Customer advances	48.5	—
Product warranties	102.0	80.4
Product liabilities	34.4	34.7
Current liabilities of discontinued operation	44.6	100.7
Total current liabilities	1,618.1	1,074.6
Non-Current Liabilities:
Long-term debt, less current portion	2,473.0	217.5
Deferred income taxes	283.7	—
Pension obligations	48.0	25.0
Postretirement health and other benefit obligations	55.9	51.3
Long-term deferred revenue	56.3	60.6
Other non-current liabilities	230.6	92.5
Total non-current liabilities	3,147.5	446.9

Commitments and contingencies (Note 16)

Stockholders’ Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 130,359,554 and 129,880,734 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	436.1	419.8
Accumulated other comprehensive income	68.5	114.5
Retained earnings	882.7	903.8
Treasury stock, at cost (32,816,374 and 33,295,194 shares, respectively)	(88.9)	(89.6)
Total stockholders’ equity	1,299.8	1,349.9
Total liabilities and stockholders’ equity	$6,065.4	$2,871.4

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

Millions of dollars	2008	2007	2006
Cash Flows From Operations
Net earnings (loss)	$(10.7)	$336.7	$166.2
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	143.4	(21.9)	(7.2)
Pension settlements	—	(5.3)	—
Gain on sales of parts line	—	(3.3)	—
Depreciation	80.2	80.2	67.4
Amortization of intangible assets	11.6	5.8	3.3
Amortization of deferred financing fees	5.7	1.1	1.4
Deferred income taxes	6.9	17.7	14.8
Loss on purchase price hedges	379.4	—	—
Restructuring expense	21.7	—	—
Gain on sale of segment	(53.1)	—	—
Loss on early extinguishment of debt	4.1	2.3	3.1
Gain on sale of property, plant and equipment	(3.6)	(4.3)	(2.1)
Other	4.7	6.2	5.7
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	(25.4)	(126.4)	(13.2)
Inventories	(179.9)	(75.1)	(157.6)
Other assets	(29.1)	(23.7)	13.8
Accounts payable and accrued expenses	(70.8)	20.8	140.2
Other liabilities	1.4	4.8	(0.1)
Net cash provided by operating activities of continuing operations	286.5	215.6	235.7
Net cash provided by (used for) operating activities of discontinued operations	22.5	28.4	57.3
Net cash provided by operating activities	309.0	244.0	293.0
Cash Flows From Investing
Capital expenditures	(150.3)	(112.8)	(64.4)
Proceeds from sale of property, plant and equipment	10.0	9.8	10.3
Restricted cash	11.6	(1.6)	(15.1)
Business acquisitions, net of cash acquired	(2,030.6)	(79.9)	(48.4)
Settlement of hedges related to acquisitions	(379.4)	—	—
Proceeds from sale of business or parts	118.5	4.8	—
Purchase of marketable securities	(0.1)	(0.1)	(0.1)
Net cash used for investing activities of continuing operations	(2,420.3)	(179.8)	(117.7)
Net cash used for investing activities of discontinued operations	(4.9)	(6.8)	(3.1)
Net cash used for investing activities	(2,425.2)	(186.6)	(120.8)
Cash Flows From Financing
Net proceeds from issuance of common stock	—	157.1	—
Payments on long-term debt	(693.8)	(123.5)	(256.7)
Proceeds from long-term debt	2,769.3	19.8	20.1
Proceeds from (payments on) revolving credit facility-net	(54.6)	56.7	(4.3)
Payments on notes financing - net	(3.8)	(4.3)	(15.4)
Debt issuance costs	(90.8)	—	(0.2)
Dividends paid	(10.4)	(9.5)	(8.6)
Exercises of stock options including windfall tax benefits	8.5	27.6	32.2
Net cash provided by (used for) financing activities of continuing operations	1,924.4	123.9	(232.9)
Net cash provided by financing activities of discontinued operations	2.5	—	—
Net cash provided by (used for) financing activities	1,926.9	123.9	(232.9)
Effect of exchange rate changes on cash	(4.6)	10.7	6.1
Net increase (decrease) in cash and cash equivalents	(193.9)	192.0	(54.6)
Balance at beginning of year	366.9	174.9	229.5
Balance at end of year	$173.0	$366.9	$174.9
Supplemental Cash Flow Information
Interest paid	$23.7	$41.5	$48.3
Income taxes paid	$142.7	$141.8	$23.7

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

For the years ended December 31, 2008, 2007 and 2006

Millions of dollars, except shares data	2008	2007	2006
Common Stock - Shares Outstanding
Balance at beginning of year	129,880,734	62,121,862	30,362,501
Stock options exercised	485,168	936,105	1,065,668
Two-for-one stock split	—	62,799,852	30,605,986
Stock swap for stock options exercised	(15,048)	(6,385)	(10,593)
Restricted stock	8,700	29,300	98,300
Issuance of common stock	—	4,000,000	—
Balance at end of year	130,359,554	129,880,734	62,121,862
Common Stock - Par Value
Balance at beginning of year	$1.4	$0.7	$0.4
Issuance of common stock	—	0.1	—
Two-for-one stock split	—	0.6	0.3
Balance at end of year	$1.4	$1.4	$0.7
Additional Paid-in Capital
Balance at beginning of year	$419.8	$231.8	$195.9
Issuance of common stock	—	156.8	—
Two-for-one stock split	—	(0.6)	(0.3)
Stock options exercised	3.1	7.1	9.1
Restricted stock expense	1.9	2.0	1.2
Windfall tax benefit on stock options exercised	4.8	16.5	20.2
Stock option expense	6.5	6.2	5.7
Balance at end of year	$436.1	$419.8	$231.8
Accumulated Other Comprehensive Income
Balance at beginning of year	$114.5	$48.0	$16.6
Foreign currency translation adjustments	(29.6)	47.4	35.2
Derivative instrument fair market adjustment, net of income taxes of $(4.0), $(0.4) and $0.9	(7.3)	(0.7)	1.6
Adoption of FAS 158, net of income taxes of $(3.9)	—	—	(7.3)
Additional minimum pension liability, net of income taxes of $0.9	—	—	1.9
Employee pension and postretirement benefits, net of income taxes of $(4.9), $10.7 and $0.0	(9.1)	19.8	—
Balance at end of year	$68.5	$114.5	$48.0
Retained Earnings
Balance at beginning of year	$903.8	$587.4	$429.8
Adoption of FIN 48	—	(10.8)	—
Net earnings (loss)	(10.7)	336.7	166.2
Cash dividends	(10.4)	(9.5)	(8.6)
Balance at end of year	$882.7	$903.8	$587.4
Treasury Stock
Balance at beginning of year	$(89.6)	$(93.4)	$(99.4)
Stock options exercised	0.7	3.8	6.0
Balance at end of year	$(88.9)	$(89.6)	$(93.4)
Comprehensive Income
Net earnings (loss)	$(10.7)	$336.7	$166.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(29.6)	47.4	35.2
Derivative instrument fair market adjustment, net of income taxes	(7.3)	(0.7)	1.6
Additional minimum pension liability, net of income taxes	—	—	1.9
Employee pension and postretirement benefits, net of income taxes	(9.1)	19.8	—
Comprehensive income (loss)	$(56.7)	$403.2	$204.9

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.  Company and Basis of Presentation

Company Founded in 1902, the Manitowoc Company, Inc. and its subsidiaries (collectively referred to as the “company”) is a multi-industry, capital goods manufacturer in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice).

The Crane business is a global provider of engineered lift solutions which designs, manufactures and markets a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  The Crane products are primarily marketed under the Manitowoc, Grove, Potain, and National brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction and commercial and high-rise residential construction.  Our crane-related product support services are marketed under the Crane CARE brand name and include maintenance and repair services and parts supply.

On October 27, 2008, we completed our acquisition of Enodis plc (Enodis), a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The $2.1 billion acquisition price of the transaction, exclusive of the cost to settle the related hedges of the GBP purchase price and assumed debt, the largest and most recent acquisition for the company, has established Manitowoc among the world’s top manufacturers of commercial foodservice equipment. With this acquisition, our Foodservice capabilities now span refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies. Manitowoc is now able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.

In order to secure clearance for the acquisition of Enodis from the European Commission and United States Department of Justice, Manitowoc agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  The businesses that will be sold are operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company has also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances require that the ice businesses are treated as standalone operations, in competition with Manitowoc.  The divestiture of the businesses is expected to be completed during the second quarter of 2009.  The results of these operations have been classified as discontinued operations.

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.  This transaction will allow the company to focus its financial assets and managerial resources on the growth of its increasingly global crane and foodservice businesses.  The company is reporting the Marine segment as a discontinued operation for financial reporting purposes as of December 31, 2008, and for all prior periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.    After reclassifying the Marine segment to discontinued operations, the company has two remaining reportable segments, the Crane and Foodservice segments.

Basis of Presentation The consolidated financial statements include the accounts of The Manitowoc Company, Inc. and its wholly and majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Certain prior period amounts have been reclassified to conform to the current period presentation as a result of the sale of the Marine segment on December 31, 2008.

2.  Summary of Significant Accounting Policies

Cash Equivalents, Restricted Cash and Marketable Securities All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.  Marketable securities at December 31, 2008 and 2007, include securities which are considered “available for sale.”  The difference between fair market value and cost of these investments was not significant for either year.  Restricted cash represents cash in escrow funds related to the security for an indemnity agreement for our casualty insurance provider.

Inventories Inventories are valued at the lower of cost or market value.  Approximately 88% of the company’s inventories at December 31, 2008 and 2007, respectively, were valued using the first-in, first-out (FIFO) method.  The remaining inventories were valued using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $35.8 million and $23.7 million at December 31, 2008 and 2007, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

Goodwill and Other Intangible Assets The company accounts for its goodwill and other intangible assets under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment annually, or more frequently, as events dictate.  See additional discussion of impairment testing under “Impairment of Long-Lived Assets,” below.  The company’s other intangible assets with indefinite lives, including trademarks and tradenames and in-place distributor networks, are not amortized, but are also tested for impairment annually, or more frequently, as events dictate.  The company’s other intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.  Other intangible assets are amortized over the following estimated useful lives:

Useful lives
Patents	10-20 years
Engineering drawings	15 years
Customer relationships	10-20 years

Property, Plant and Equipment Property, plant and equipment are stated at cost.  Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred.  Expenditures for major renewals and improvements that substantially extend the capacity or useful life of an asset are capitalized and are then depreciated.  The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in earnings.  Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line depreciation method for financial reporting and on accelerated methods for income tax purposes.

Property, plant and equipment are depreciated over the following estimated useful lives:

Years
Building and improvements	2-40
Machinery, equipment and tooling	2-20
Furniture and fixtures	5-20
Computer hardware and software	2-5

Property, plant and equipment also include cranes accounted for as operating leases.  Equipment accounted for as operating leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement whereby it has guaranteed more than insignificant residual value or made a buyback commitment.  Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life.  Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.  The amount of rental equipment included in property, plant and equipment amounted to $100.3 million and $115.3 million, net of accumulated depreciation, at December 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets The company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Each year, in its second quarter, the company tests for impairment of goodwill according to a two-step approach.  In the first step, the company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.

During the fourth quarter of 2008, our stock price declined significantly and we began to see signs of a slow down in our Crane segment, highlighted by a decrease in our backlog.  Additionally, access to the credit markets, which are critical to the ability of some of our customers to finance crane purchases, has been restricted.  We believed these circumstances to be indicators of potential impairment under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” and we performed an impairment test for each of the reporting units within our Crane segment as of December 31, 2008.  We re-performed our established method of present valuing future cash flows, which considered updated projections, and determined that goodwill was not impaired.  The determination of fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital projections for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. We evaluated the significant assumptions used to determine the fair values of each reporting unit, both individually and in the aggregate and concluded they are reasonable.

We also considered a market approach in evaluating the potential for impairment by calculating fair value using recent like transaction multiples of earnings before interest, taxes, depreciation and amortization (EBITDA).  This analysis also did not indicate impairment.

During the latter part of the fourth quarter of fiscal 2008 and as of December 31, 2008, our market capitalization was below book value.  While we considered the market capitalization decline in our evaluation of fair value of our reporting units, that market metric is only one indicator of fair value. This is particularly true when a company’s share price appears to be significantly influenced by recent transactions or market uncertainty regarding leverage.  We believe the Enodis acquisition and the related increase in debt levels have unduly influenced our share price as evidenced by an excessive decline in share price in comparison with our peers.  When taking these factors into consideration, the control premium used by the company was within widely accepted control premium ranges.  A control premium is the amount that a buyer is willing to pay over the current market price of a company in order to acquire a controlling interest.  We therefore concluded there was no indication of impairment under this metric.

We will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted.  Further deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment.  In the event we determine that goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.

In addition, we completed the acquisition of Enodis during the fourth quarter.  As a result of this acquisition, we have recorded an additional $1.4 billion of goodwill within our Foodservice segment.  The purchase price we paid for Enodis was based on our projections of future operating profits and the expected synergies we believe we can derive from cost savings and revenue enhancements.  However, we cannot be assured that the intended beneficial effect from this acquisition will be realized, particularly given the current difficult market conditions.  Consequently, an impairment charge may be required in a future period if operating results are below our projections.

In order to comply with the agreements with the European Commission and the United States Department of Justice, we initiated a multiple step process to divest of the required businesses during the fourth quarter of 2008.    As part of our requirement to divest of these businesses, we obtained preliminary purchase offers from several potential buyers.  As we continued with the sales process throughout January and February of 2009 and preliminary purchase offers were rescinded or significantly reduced, it became apparent that the carrying value of the businesses at December 31, 2008 exceeded their fair value. We therefore considered the guidance in SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” and have recognized a non-cash charge of $175.0 million to adjust the carrying amount of the businesses to be divested in the Consolidated Statements of Operations in earnings from discontinued operations at December 31, 2008.  This charge reduces the carrying amount of the businesses to be divested to our revised estimated fair value, less costs to sell.  If the final sales price is less than our estimated fair value an additional impairment charge, which could have a material affect on our consolidated financial statements, would be recognized in future periods.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Indefinite and definite lived intangible assets are also subject to impairment testing.  Indefinite lived assets are tested annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  Definite lived intangible assets are tested whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.   A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of the assets. While the company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

For property, plant and equipment and other long-lived assets, other than goodwill and other indefinite lived intangible assets, the company performs undiscounted operating cash flow analyses to determine impairments.  If an impairment is determined to exist, any related impairment loss is calculated based upon comparison of the fair value to the net book value of the assets.  Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell.

Financial Instruments The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and short-term variable rate debt approximated fair value at December 31, 2008 and 2007.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $108.4 million and $149.3 million at December 31, 2008 and 2007, respectively.  The fair values of the company’s term loans under the New Credit Agreement which became effective November 6, 2008, are as follows:  Term Loan A is approximately $768.8, Term Loan B is approximately $890.4 million, and Term Loan X is approximately $158.6 million.  The fair value of the outstanding amount of our revolving credit facility was estimated to approximate its carrying amount (see Note 10, “Debt” for the related book values of these debt instruments).  The aggregate fair values of commodity contracts and foreign currency exchange contracts at December 31, 2008 and 2007 were $(11.6) million and $2.4 million, respectively.  The 2007 fair value amount also includes the fair value of interest rate swaps.  These fair values are the amounts at which they could be settled, based on estimates obtained from financial institutions.

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

Derivative Financial Instruments and Hedging Activities The company has written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes.  The use of financial instruments for trading purposes is strictly prohibited.  The company uses financial instruments to manage the market risk from changes in foreign exchange rates, commodities and interest rates.  The company follows the guidance of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138, and No. 149.  The fair values of all derivatives are recorded in the Consolidated Balance Sheets.  The change in a derivative’s fair value is recorded each period in current earnings or Other Comprehensive Income (OCI) depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction.

For the year ended December 31, 2008, a $379.4 million loss was recognized in operating earnings.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” states that hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges are required to go through the income statement.  During 2008, minimal amounts were recognized in earnings due to ineffectiveness of certain commodity hedges.  For the years ended December 31, 2007 and 2006, no amount was recognized in earnings due to ineffectiveness of a hedge transaction.  The amount reported as derivative instrument fair market value adjustment in the accumulated OCI account within stockholders’ equity represents the net gain (loss) on foreign exchange currency exchange contracts and commodity contracts designated as cash flow hedges, net of income taxes.

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

Fair Value Hedges The company periodically enters into interest rate swaps designated as a hedge of the fair value of a portion of its fixed rate debt.  These hedges effectively result in changing a portion of its fixed rate debt to variable interest rate debt.  Both the swaps and the hedged portion of the debt are recorded in the Consolidated Balance Sheets at fair value.  The change in fair value of the swaps exactly offsets the change in fair value of the hedged debt, with no net impact to earnings.  Interest expense of the hedged debt is recorded at the variable rate in earnings.  As of December 31, 2008, the company had no interest rate swaps outstanding.  See Note 10, “Debt” for additional information related to these hedges.

The company selectively hedges cash inflows and outflows that are subject to foreign currency exposure from the date of transaction to the related payment date.  The hedges for these foreign currency accounts receivable and accounts payable are classified as fair value hedges in accordance with SFAS No. 133 and are recorded in the Consolidated Balance Sheets at fair value.  Gains or losses due to changes in fair value are recorded as an adjustment to earnings in the Consolidated Statements of Operations.

Stock-Based Compensation At December 31, 2008, the company has five stock-based compensation plans, which are described more fully in Note 15, “Stock Based Compensation.”  Effective January 1, 2006, the company adopted SFAS No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123” (SFAS No. 123(R)), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period) of the grant.  Upon adoption, the company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the Consolidated Statements of Operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter.  The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  In addition to the compensation expense related to stock options, the company recognized $1.9 million, $2.0 million and $1.2 million of compensation expense related to restricted stock during the years ended December 31, 2008, 2007 and 2006, respectively.

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

As discussed above, the company enters into transactions with customers that provide for residual value guarantees and buyback commitments on certain crane transactions.  The company records transactions which it provides significant residual value guarantees and any buyback commitments as operating leases.  Net revenues in connection with the initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  See Note 17, “Guarantees.”

The company also leases cranes to customers under operating lease terms.  Revenue from operating leases is recognized ratably over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Research and Development Research and development costs are charged to expense as incurred and amount to $40.0 million, $36.1 million and $31.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN No. 48 was effective for the company on January 1, 2007.  Upon the adoption of FIN No. 48, the company recognized an additional tax liability of $10.8 million and a corresponding reduction in retained earnings recorded as a cumulative effect of an accounting change in the first quarter of 2007.

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

Concentration of Credit Risk Credit extended to customers through trade accounts receivable potentially subjects the company to risk.  This risk is limited due to the large number of customers and their dispersion across various industries and many geographical areas.  However, a significant amount of the company’s receivables are with distributors and contractors in the construction industry, large companies in the foodservice and beverage industry, customers servicing the U.S. steel industry, and government agencies.  The company currently does not foresee a significant credit risk associated with these individual groups of receivables, but continues to monitor the exposure due to the current global economic conditions.

Recent accounting changes and pronouncements In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about the type of plan assets held in a defined benefit pension or other postretirement plan.  This statement is effective for financial statements issued for fiscal years ending after December 15, 2009.  The company is currently evaluating the impact this statement will have on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  SFAS No. 162 is now effective for the company.  The adoption of this statement did not have a material impact on the company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for us on January 1, 2008.  The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements as the company did not elect the fair value option for any of such eligible financial assets or financial liabilities.

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

3.  Acquisitions

On October 27, 2008, the company acquired 100% of the issued and to be issued shares of Enodis plc (Enodis).  The results of Enodis’ operations have been included in the consolidated financial statements since that date.  Enodis is a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The $2.1 billion acquisition price of the transaction, exclusive of the cost to settle the related hedges of the GBP purchase price and assumed debt, the largest and most recent acquisition for the company, has established Manitowoc among the world’s top manufacturers of commercial foodservice equipment. With this acquisition, our Foodservice capabilities now span refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies, and allow Manitowoc to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.

The aggregate purchase price was $2.1 billion, exclusive of the settlement of related hedges, in cash and there are no future contingent payments or options.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The company is in the process of finalizing third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to future refinement.

At October 27, 2008:
Cash	$56.9
Accounts receivable, net	157.9
Inventory, net	150.7
Other current assets	54.8
Current assets of discontinued operation	118.7
Total current assets	539.0
Property, plant and equipment	182.5
Intangible assets	819.0
Goodwill	1,393.8
Other non-current assets	40.9
Non-current assets of discontinued operation	337.0
Total assets acquired	3,312.2

Accounts payable	287.6
Other current liabilities	33.4
Current liabilities of discontinued operation	58.1
Total current liabilities	379.1
Long-term debt, less current portion	382.4
Other non-current liabilities	463.6
Non-current liabilities of discontinued operation	26.5
Total liabilities assumed	1,251.6
Net assets acquired	$2,060.6

Of the $819.0 million of acquired intangible assets, $339.0 million was assigned to registered trademarks and tradenames that are not subject to amortization, $165.0 million was assigned to developed technology with a weighted average useful life of 15 years, and the remaining $315.0 million was assigned to customer relationships with a weighted average useful life of 20 years.  All of the $1,393.8 million of goodwill was assigned to the Foodservice segment, none of which is expected to be deductible for tax purposes.

The following information reflects the results of Manitowoc’s operations for the years ended December 31, 2008 and 2007 on a pro forma basis as if the acquisition of Enodis had been completed on January 1, 2008 and January 1, 2007, respectively. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire Enodis, amortization expense related to acquired intangible assets of Enodis, depreciation expense related to the fair value of the acquired depreciable tangible assets and the tax benefit associated with the incremental interest costs and amortization and depreciation expense. The following unaudited pro forma information includes $14.6 million of additional expense related to the fair value adjustment of inventories and excludes certain cost savings or operating synergies (or costs associated with realizing such savings or synergies) that may result from the acquisition.

(in $millions, except per share data)	2008	2007
Revenue
Pro forma	$5,962.2	$5,664.0
As reported	4,503.0	4,005.0
Net Earnings
Pro forma	$(133.6)	$294.8
As reported	(10.7)	336.7
Net Earnings per share
Pro forma	$(1.03)	$2.37
As reported	(0.08)	2.70

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what our consolidated results of operations would have been had the transaction actually occurred as of January 1, 2008, or January 1, 2007, and does not purport to project our future consolidated results of operations.

In conjunction with the acquisition of Enodis, certain restructuring activities have been undertaken to recognize cost synergies and rationalize the new cost structure of the Foodservice segment.  Amounts included in the acquisition cost allocation for these activities are summarized in the following table and recorded in accounts payable and accrued expenses in the Consolidated Balance Sheets:

At October 27, 2008:

Employee involuntary termination benefits	$9.3
Facility closure costs	29.2
Other	5.0
Total	$43.5

The finalization of the purchase price allocation during 2009 could have a material impact on the above restructuring amounts.

The company has not presented pro-forma financial information for the following acquisitions due to the immaterial dollar amount of the transactions and the immaterial impact on our results of operations:

On March 6, 2008, the company formed a 50% joint venture with the shareholders of Tai’An Dongyue Heavy Machinery Co., Ltd. (Tai’An Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in Tai’An City, Shandong Province, China.  The company controls 60% of the voting rights and has other rights that give it significant control over the operations of Tai’An Dongyue, and accordingly, the results of this joint venture are consolidated by the company.  The aggregate consideration for the joint venture interest in Tai’An Dongyue was $32.5 million and resulted in $23.5 million of goodwill and $8.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Tai’An Dongyue acquisition at Note 8, “Goodwill and Other Intangible Assets.”

On July 19, 2007, the company acquired Shirke Construction Equipments Pvt. Ltd (Shirke) for an aggregate consideration of $64.5 million including approximately $1.3 million of acquisition costs.  Headquartered in Pune, India, Shirke is a market leader in the Indian tower crane industry and has been Potain’s Indian manufacturing partner and distributor since 1982.  The aggregate consideration paid for Shirke resulted in $33.8 million of goodwill and $30.2 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Shirke acquisition at Note 8, “Goodwill and Other Intangible Assets.”

On January 3, 2007, the company acquired the Carrydeck line of mobile industrial cranes from Marine Travelift, Inc. of Sturgeon Bay, Wisconsin.  The acquisition of the Carrydeck line adds six new models to the company’s product offering of mobile industrial cranes.  The aggregate consideration paid for the Carrydeck line resulted in $9.2 million of goodwill and $6.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Carrydeck acquisition at Note 8, “Goodwill and Other Intangible Assets.”

On May 26, 2006, the company acquired substantially all of the assets and business operated by McCann’s Engineering & Mfg. Co. and McCann’s de Mexico S.A. de C.V. (McCann’s). Headquartered in Los Angeles, California, and with operations in Tijuana, Mexico, McCann’s is engaged in the design, manufacture and sale of beverage dispensing equipment primarily used in fast food restaurants, stadiums, cafeterias and convenience stores. McCann’s primary products are backroom beverage equipment such as carbonators, water boosters and racks. McCann’s also produces accessory components for beverage dispensers including specialty valves, stands and other stainless steel components. The aggregate consideration paid for the McCann’s acquisition was $37.1 million, including acquisition costs of approximately $0.7 million. The acquisition resulted in approximately $14.4 million of goodwill and $14.3 million of other intangible assets being recognized by the company’s Foodservice segment. See further detail related to the goodwill and other intangible assets of the McCann’s acquisition at Note 8, “Goodwill and Other Intangible Assets.”

On January 3, 2006, the company acquired certain assets, rights and properties of ExacTech, Inc., a supplier of fabrication, machining, welding, and other services to various parties. Located in Port Washington, Wisconsin, ExacTech, Inc. now provides these services to the company’s U.S. based crane manufacturing facilities. The aggregate consideration paid for the acquisition resulted in approximately $6.5 million of goodwill being recognized by the company’s Crane segment in the first quarter of 2006.  See further detail related to the goodwill of the ExacTech, Inc. acquisition at Note 8, “Goodwill and Other Intangible Assets.”

4.  Discontinued Operations

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.  This transaction will allow the company to focus its financial assets and managerial resources on the growth of its increasingly global Crane and Foodservice businesses.  The company is reporting the Marine segment as a discontinued operation for financial reporting purposes as of December 31, 2008, and for all prior periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.    After reclassifying the Marine segment to discontinued operations, the company has two remaining reportable segments, the Crane and Foodservice segments.

The following selected financial data of the Marine segment for the years ended December 31, 2008, 2007 and 2006 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	2008	2007	2006

Net sales	$381.3	$321.0	$282.5

Pretax earnings from discontinued operation	$53.2	$26.1	$11.1
Gain on sale, net of income taxes of $(17.4)	53.1	—	—
Provision for taxes on earnings	(18.1)	(7.3)	(3.5)
Net earnings (loss) from discontinued operation	$88.2	$18.8	$7.6

The following table illustrates the amounts of assets and liabilities reported in discontinued operations for the Marine segment in the accompanying 2007 consolidated balance sheets:

2007

Accounts receivable, net	$10.4
Inventory, net	6.8
Sales in excess of billing	38.0
Other assets	2.8
Property, plant and equipment, net	20.7
Goodwill	47.2
Total assets	$125.9

Accounts payable and other accrued expenses	$21.2
Billings in excess of sales	65.6
Other current liabilities	13.9
Total current liabilities	$100.7

In addition to the former Marine segment, the company has classified the Enodis ice and related businesses as discontinued in compliance with SFAS No. 144.

In order to secure clearance for the acquisition of Enodis from the European Commission and United States Department of Justice, Manitowoc agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  The businesses that will be sold are operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company has also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances require that the ice businesses are treated as standalone operations, in competition with Manitowoc.  The divestiture of the businesses is expected to be completed during the second quarter of 2009.  The results of these operations have been classified as discontinued operations.

In order to comply with the agreements with the European Commission and the United States Department of Justice we initiated a multiple step process to divest of the required businesses during the fourth quarter of 2008.    As part of our requirement to divest of these businesses, we obtained preliminary purchase offers from several potential buyers.  As we continued with the sales process throughout January and February of 2009 and preliminary purchase offers were rescinded or significantly reduced, it became apparent that the carrying value of the businesses at December 31, 2008 exceeded their fair value. We therefore considered the guidance in SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” and have recognized a non-cash charge of $175.0 million to adjust the carrying amount of the businesses to be divested in the Consolidated Statements of Operations in earnings from discontinued operations at December 31, 2008.  This charge reduces the carrying amount of the businesses to be divested to our revised estimated fair value, less costs to sell.  If the final sales price is less than our estimated fair value an additional impairment charge, which could have a material affect on our consolidated financial statements, would be recognized in future periods.

The earnings from discontinued operations, net of income taxes, for the year ended December 31, 2007 also reflects favorable product liability experience related to our discontinued Manlift business which was sold in 2004.  During the second quarter of 2004, the company completed the sale of its wholly-owned subsidiary, Delta Manlift SAS (Delta), to JLG Industries, Inc.  Headquartered in Tonneins, France, Delta manufactured the Toucan brand of vertical mast lifts, a line of aerial work platforms distributed throughout Europe for use principally in industrial and maintenance operations.  The sale of Delta represents a discontinued operation under SFAS No. 144.  Results of Delta in prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

During the third quarter of 2005, the company decided to close Toledo Ship Repair Company (Toledo Ship Repair), a division of the company’s wholly-owned subsidiary, Manitowoc Marine Group, LLC.  Located in Toledo, Ohio, Toledo Ship Repair performed ship repair and industrial repair services.  The final disposition charge of $0.3 million in 2006 is recorded in gain on sale or closure of discontinued operations, net of income taxes in the Consolidated Statements of Operations.  The closure of Toledo Ship Repair represents a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Results of Toledo Ship Repair in 2006 have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.  There were no operating results from Toledo Ship Repair for the years ended December 31, 2007 and 2008.

5.  Financial Instruments

As discussed in Note 2, the company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008.  The following table sets forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$5.5	$—	$—	$5.5
Total Current assets at fair value	$5.5	$—	$—	$5.5

Current Liabilities:
Foreign currency exchange contracts	$10.7	$—	$—	$10.7
Forward commodity contracts	—	6.4	—	6.4
Total Current liabilities at fair value	$10.7	$6.4	$—	$17.1

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

During July 2008, the company entered into various hedging transactions (the “hedges”) to comply with the terms of its New Credit Agreement (see further detail related to the New Credit Agreement at Note 10, “Debt”) issued to fund the purchase of Enodis.  The hedges were required by the company’s lenders to limit the company’s exposure to fluctuations in the underlying GBP purchase price of the Enodis shares which could have ultimately required additional funding capacity under the New Credit Agreement.  Subsequent to entering into the hedging transactions, the U.S. Dollar strengthened against the GBP which resulted in a significant change to the fair value of the underlying hedges.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” states that hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges were required to go through the income statement.   The final disposition of these hedge positions was

determined based upon the market exchange rate on November 6, 2008, the date the funding transaction was completed.  For the year ended December 31, 2008, the loss on currency hedges related to the purchase of Enodis was $379.4 million.

6.  Inventories

The components of inventories at December 31 are summarized as follows:

	2008	2007
Inventories - gross:
Raw materials	$416.0	$252.3
Work-in-process	262.9	216.4
Finished goods	352.3	188.5
Total	1,031.2	657.2
Less excess and obsolete inventory reserve	(70.1)	(42.6)
Net inventories at FIFO cost	961.1	614.6
Less excess of FIFO costs over LIFO value	(35.8)	(23.6)
Inventories - net	$925.3	$591.0

7.  Property, Plant and Equipment

The components of property, plant and equipment at December 31 are summarized as follows:

	2008	2007

Land	$69.2	$48.1
Building and improvements	303.6	215.9
Machinery, equipment and tooling	408.1	266.9
Furniture and fixtures	32.7	28.8
Computer hardware and software	64.2	43.5
Rental cranes	165.2	186.4
Construction in progress	96.9	64.5
Total cost	1,139.9	854.1
Less accumulated depreciation	(411.1)	(385.2)
Property, plant and equipment-net	$728.8	$468.9

* Accumulated depreciation for Rental cranes for the years ended December 31, 2008 and 2007 was $64.9 million and $71.1 million, respectively.

8.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2008 and 2007, were as follows:

	Crane	Foodservice	Total

Balance as of January 1, 2007	$214.8	$200.1	$414.9
Carrydeck acquisition	9.2	—	9.2
Shirke acquisition	33.8	—	33.8
Foreign currency impact	13.7	—	13.7
Balance as of December 31, 2007	271.5	200.1	471.6
Tai’An Dongyue acquisition	23.5	—	23.5
Enodis acquisition	—	1,393.8	1,393.8
Foreign currency impact	(9.5)	11.1	1.6
Balance as of December 31, 2008	$285.5	$1,605.0	$1,890.5

As discussed in Note 3, “Acquisitions,” on October 27, 2008, the company acquired 100% of the issued and to be issued shares of Enodis plc.   Enodis is a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The aggregate purchase price of $2,060.6 million resulted in $819.0 million of identifiable intangible assets and $1,393.8 million of goodwill.  Of the $819.0 million of acquired intangible assets, $339.0 million was assigned to registered trademarks and tradenames that are not subject to amortization, $165.0 million was assigned to developed technology with a weighted average useful life of 15 years, and the remaining $315.0 million was assigned to customer relationships with a weighted average useful life of 20 years.  All of the $1,393.8 million of goodwill was assigned to the Foodservice segment.

Also discussed in Note 3, “Acquisitions,” during 2008, the company formed a 50% joint venture with the shareholders of Tai’An Dongyue for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in Tai’An City, Shandong Province, China.  The aggregate consideration for the joint venture interest in Tai’An Dongyue was $32.5 million and resulted in $23.5 million of goodwill and $8.5 million of other intangible assets being recognized by the company’s Crane segment.  The other intangible assets consist of trademarks of $1.0 million, which have an indefinite life, customer relationships of $0.9 million, which have been assigned a 10-year life, and other intangibles of $6.6 million, which consist primarily of crane manufacturing licenses and have been assigned a 10-year life.

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

As discussed in Note 3, “Acquisitions,” during 2006, the company completed the acquisitions of McCann’s and ExacTech, Inc.  The acquisition of ExacTech, Inc. resulted in an increase of $6.5 million of goodwill and no other intangible assets. The acquisition of McCann’s resulted in an increase of $14.4 million of goodwill and $14.3 million of other intangible assets. The other intangible assets consist of trademarks totaling $7.0 million, which have an indefinite life, customer relationships of $5.8 million, which have been assigned a 13 year life, and patents of $1.5 million which have been assigned a 10 year life.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of December 31, 2008 and 2007.

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$458.3	$—	$458.3	$120.9	$—	$120.9
Customer relationships	334.6	(5.5)	329.1	20.4	(1.4)	19.0
Patents	34.5	(16.5)	18.0	35.2	(12.2)	23.0
Engineering drawings	11.6	(5.4)	6.2	12.0	(5.4)	6.6
Distribution network	21.4	—	21.4	21.8	—	21.8
Other intangibles	184.9	(8.9)	176.0	10.6	(1.3)	9.3
	$1,045.3	$(36.3)	$1,009.0	$220.9	$(20.3)	$200.6

Amortization expense recorded for the other intangible assets for the years ended December 31, 2008, 2007 and 2006 was $11.6 million, $5.8 million and $3.3 million, respectively.  Estimated amortization expense for the five years beginning in 2009 is estimated to be approximately $32.1 million per year.

9.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 are summarized as follows:

	2008	2007

Trade accounts and interest payable	$649.2	$522.1
Employee related expenses	120.2	88.9
Litigation reserves	72.0	—
Restructuring expenses	41.1	—
Profit sharing and incentives	67.2	58.1
Accrued rebates	45.7	—
Deferred revenue - current	49.5	55.9
Derivative liabilities	17.1	0.8
Miscellaneous accrued expenses	144.3	119.9
	$1,206.3	$845.7

10.  Debt

Debt at December 31 is summarized as follows:

	2008	2007
Revolving credit facility	$17.0	$56.7
Term loan A	1,025.0	—
Term loan B	1,200.0	—
Term loan X	181.5	—
Fair value of interest rate swaps	—	0.1
Senior notes due 2013	150.0	150.0
Other	81.8	23.8
Total debt	2,655.3	230.6
Less current portion and short-term borrowings	(182.3)	(13.1)
Long-term debt	$2,473.0	$217.5

In April 2008, the company entered into a $2,400.0 million credit agreement which was amended and restated as of August 25, 2008 to ultimately increase the size of the total facility to $2,925.0 million (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.

The New Credit Agreement includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company has the option to increase the borrowing capacity of the revolving facility or Term Loan A, if agreed upon by the lender, up to an aggregate amount of $300.0 million.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.

Borrowings made under the revolving facility, Term Loan A, and Term Loan X will initially bear interest at 3.25 percent in excess of an adjusted LIBO rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.  Borrowings made under the Term Loan B will initially bear interest at 3.50 percent in excess of an adjusted LIBO rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.   The company cannot borrow under the alternate bas rate option if that rate is lower than the adjusted LIBO rate.  A commitment fee applies to the unused portion of the revolving facility and is 0.50 percent per year.

The New Credit Agreement contains financial covenants whereby the ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments, as defined in the New Credit Agreement (EBITDA) to (b) consolidated interest expense, each for the most recent four fiscal quarters (Consolidated Interest Coverage Ratio) and the ratio of (c) consolidated indebtedness to (d) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Total Leverage Ratio) at all time, must each meet certain defined limits. The minimum Consolidated Interest Coverage Ratio is required to be greater than 2.50:1.00 for fiscal quarters through March 31, 2009, 2.75:1.00 for fiscal quarters after March 31, 2009 through March 31, 2010 and greater than 3.00:1.00 thereafter.  The Consolidated Total Leverage Ratio is required to be less than 4.00:1.00 through December 30, 2009, less than 3.75:1.00 from December 31, 2009 through December 30, 2010 and less than 3.50:1.00 thereafter. The New Credit agreement also contains customary representations and warranties and events of default.

As of December 31, we complied with all affirmative and negative covenants inclusive of the financial covenants pertaining to our New Credit Agreement.  Based on our forecasted operating results and related debt reductions, we have projected compliance will all covenants through March of 2010.  Our ability to comply with the financial covenants in the future depends on further debt reduction and achieving our forecasted operating results.  Given the uncertain global economies, continued constraints in the credit markets, and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which we could violate our financial covenants in the second half of 2009.  Our failure to comply with such covenants or an assessment that we are likely to fail to comply with such covenants, could also lead us to seek an amendment to or a waiver of the financial covenants contained in our New Credit Agreement.  Despite our present belief that we could obtain an amendment if necessary, we cannot provide assurance that we would be able to obtain any amendments to or waivers of the covenants contained in our New Credit Agreement that we may request.  Any such amendment to or waiver of the covenants would likely involve upfront fees, higher annual interest costs and other terms less favorable to us than those currently in our New Credit Agreement.   In the event our current lenders won’t amend or waive the covenants, the debt would be due and we would need to seek alternative financing.  We cannot provide assurance that we would be able to obtain alternative financing.  If we were not able to secure alternative financing, this would have a material adverse impact on the company.

During 2008, the company incurred $118.3 million in debt issuance costs.  The cash flow impact of these fees, which totaled $90.8 million, is included in cash flow used for financing activities in the Consolidated Statement of Cash Flows for the year ending December 31, 2008.  The remaining balance of $27.5 million which represents on original issue discount is required to be paid upon extinguishment of Term Loan B.

Prior to November 6, 2008, the company borrowed from its $300.0 million Amended and Restated Credit Agreement, dated as of December 14, 2006.  Borrowings under this five year, $300 million, Revolving Credit Facility bore interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which is based on the company’s consolidated total leverage ratio as defined by the credit agreement.  The annual commitment fee in effect at December 31, 2007 on the unused portion of the Revolving Credit Facility was 0.15%.  As of December 31, 2007, there was $56.7 million outstanding under the Revolving Credit Facility.  As of

December 31, 2007, the company had $1.9 million of outstanding letters of credit outstanding secured by the Revolving Credit Facility.

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

On November 6, 2003, the company completed the sale of $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013).  The Senior Notes due 2013 are unsecured senior obligations.  Our Revolving Credit Facility ranks equally with the Senior Notes due 2013, except that it is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 22, “Subsidiary Guarantors of Senior Notes due 2013”).  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year.  The Senior Notes due 2013 can be redeemed by the company in whole or in part for a premium on or after November 1, 2008.  The following is the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Notes due 2013 during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2009	102.375%
2010	101.188%
2011 and thereafter	100.000%

Our Senior Notes due 2013 contain customary affirmative and negative covenants.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio and consolidated total leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens. We were in compliance with all covenants as of December 31, 2008, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

As of December 31, 2008, the company had outstanding $17.0 million of borrowings under our revolving facility with an interest rate of 5.0%.  We also had outstanding $81.8 million of other indebtedness. Our total debt has a weighted-average interest rate of 5.9%.  This debt includes outstanding bank overdrafts in the Americas, Asia and Europe and various capital leases.

In the fourth quarter of 2008, the company cancelled its two fixed-to-floating rate swap contracts which effectively converted $50.0 million of its fixed rate Senior Notes due 2013 to variable rate debt. These contracts were considered to be hedges against changes in the fair value of the fixed rate debt obligation.  In January 2009, the company entered into new interest rate hedging transactions related to its Term Loan A and Term Loan B facilities.  These hedge transactions fixed the interest rate paid for 50 percent of each of these facilities for a weighted average life of at least three years as required by the terms of the New Credit Agreement.  See additional discussion at Note 24, “Subsequent Events.”

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

2009	182.3
2010	296.9
2011	166.5
2012	166.4
2013	691.8
Thereafter	1,151.4
$2,655.3

11.  Accounts Receivable Securitization

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at December 31, 2008 is $103.0 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segment’s businesses and the program was amended in the third quarter of 2007 to increase the capacity of the program from $90.0 million to $105.0 million.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $105.0 million at December 31, 2008.

Incremental sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $308.0 million for the year ended December 31, 2008.  Cash collections of trade accounts receivable balances in the total receivable pool totaled $1.2 billion for the year ended December 31, 2008.

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

	Balance outstanding December 31, 2008	Balance Outstanding 60 Days or More Past Due December 31, 2008	Net Credit Losses Year Ended December 31, 2008
Trade accounts receivable subject to securitization program	$208.0	$5.9	$—

Trade accounts receivable balance sold	105.0

Retained interest	$103.0

12.  Income Taxes

Income tax expense for continuing operations is summarized below:

	2008	2007	2006
Earnings (loss) from continuing operations before income taxes:
Domestic	$(38.5)	$188.8	$89.1
Foreign	117.7	248.1	144.7
Total	$79.2	$436.9	$233.8

The provision for taxes on earnings (loss) from continuing operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current:
Federal	$(37.5)	$64.8	$42.8

State	0.3	10.3	3.7

Foreign	40.2	42.8	31.8

Total current	3.0	117.9	78.3
Deferred:
Federal and state	7.2	(0.1)	(5.2)
Foreign	(8.7)	4.3	1.7
Total deferred	(1.5)	4.2	(3.5)
Provision for taxes on earnings	$1.5	$122.1	$74.8

The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2008, 2007 and 2006 as follows:

	2008	2007	2006
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision (benefit)	(2.1)	1.6	1.7
Non-deductible book intangible asset amortization	0.5	0.1	0.2
Tax exempt export income	—	—	(0.5)
Federal manufacturing income benefit	—	(0.7)	—
Federal tax credits	(8.9)	(1.4)	—
Taxes on foreign income which differ from the U.S. statutory rate	(27.9)	(6.1)	(5.5)
Adjustments for unrecognized tax benefits	3.5	(0.9)	—
Other items	1.8	0.4	1.1
Provision for taxes on earnings	1.9%	28.0%	32.0%

The effective tax rate for the year ended December 31, 2008 was 1.9% compared to 28.0% for the year ended December 31, 2007.  The effective tax rate in 2008 was favorably affected by the significant decrease in U.S. pre-tax income resulting from the loss on currency hedges and certain global tax planning initiatives that are not impacted by pre-tax income volatility.  The effective tax rate in 2007 was lower than the statutory rate as a result of a foreign tax credit carryforward which was recognized during the second quarter of 2007 and an IRS audit settlement during the third quarter of 2007.  In addition, the effective tax rate in 2008, 2007 and 2006 were favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations.  A summary of the deferred income tax accounts at December 31 is as follows:

	2008	2007
Current deferred assets:
Inventories	$28.0	$13.9
Accounts receivable	7.2	12.1
Product warranty reserves	32.3	17.3
Product liability reserves	9.2	12.1
Other employee-related benefits and allowances	18.5	5.3
Net operating losses carryforwards, current portion	—	3.0
Deferred revenue, current portion	1.9	—
Other reserves and allowances	41.0	2.4
Net future income tax benefits, current	$138.1	$66.1

Non-current deferred assets (liabilities):
Property, plant and equipment	$(47.8)	$(34.3)
Intangible assets	(305.8)	(3.4)
Post retirement benefits other than pensions	18.2	20.4
Deferred employee benefits	14.7	8.6
Severance benefits	—	0.2
Product warranty reserves	1.2	1.3
Tax credits	2.9	4.5
Net operating loss carryforwards	64.1	22.5
Deferred revenue	6.3	14.8
Other	2.5	2.8
Total non-current deferred asset (liability)	(243.7)	32.1
Less valuation allowance	(40.0)	(9.8)
Net future tax benefits, non-current	$(283.7)	$27.6

As a result of the Enodis acquisition, the company recorded through purchase accounting current deferred tax assets of $59.6 million and non-current deferred tax liabilities of $318.5 million, including a valuation allowance of $30.5 million.

The company’s policy is to remit earnings from foreign subsidiaries only to the extent any underlying foreign taxes are creditable in the United States.  Accordingly, the company does not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.  Undistributable earnings from continuing operations on which additional income taxes have not been provided amounted to approximately $434.3 million at December 31, 2008.  If all such undistributed earnings were remitted, an additional provision for income taxes of approximately $152.0 million would have been necessary as of December 31, 2008.

As of December 31, 2008, the company has approximately $432.2 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire beginning 2009 through 2028.  The company also has approximately $176.6 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities.  These foreign loss carryforwards generally have no expiration under current foreign law with the exception of China, which is limited to a five year carry forward. The valuation allowance represents a reserve for certain foreign loss carryforwards for which realization is not “more likely than not.”

The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years

U.S. Federal	2006 — 2008
Wisconsin	1997 — 2008
Pennsylvania	2004 — 2008
France	2003 — 2008
Germany	2001 — 2008
Italy	2003 — 2008
Portugal	2004 — 2008
United Kingdom	2005 — 2008
Singapore	2002 — 2008

The Internal Revenue Service (IRS) commenced an examination of the company’s U.S. income tax returns for the 2006 and 2007 tax years in the fourth quarter of 2008. Thus far there have been no significant developments with regards to this IRS examination.  In 2006, the Wisconsin Department of Revenue (WDOR) began an examination of the company’s Wisconsin income tax returns for 1997 through 2005.  The company expects to settle this examination in 2009 and does not expect a material impact to the financial statements.  In August 2007, the German tax authorities began an examination of the company’s German entity’s income and trade tax returns for 2001 through 2005. Thus far, there have been no significant developments with regard to this German examination.

The company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007.  During 2008, the company recorded additional unrecognized tax benefits of $59.7 million of which $57.0 million resulted from the Enodis acquisition and was recorded through purchase accounting.  Included in the recorded unrecognized tax benefit is an increase of $24.0 million for accrued interest and penalties of which $22.5 million resulted from the Enodis acquisition and was recorded through purchase accounting.  A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Balance at beginning of year	$30.5	$27.5
Additions based on tax positions related to the current year	2.0	18.7
Additions for tax positions of prior years resulting from the Enodis acquisition	34.5	—
Reductions for tax positions of prior years	—	(4.9)
Reductions based on settlements with taxing authorities	—	(9.5)
Reductions for lapse of statute	(0.8)	(1.3)
Balance at end of year	$66.2	$30.5

Substantially all of the company’s unrecognized tax benefits as of December 31, 2008 and 2007, if recognized, would affect the effective tax rate.

The company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.  During the years ended December 31, 2008, 2007, and 2006, the company accrued $24.0 million, ($1.9) million, and $0.5 million, respectively, for the payment of interest and penalties related to uncertain tax liabilities. For the year ended December 31, 2008, $23.0 million of the total amount resulted from the Enodis acquisition and was recorded through purchase accounting.  As of the year ended December 31, 2008, the company has accrued interest and penalties of $30.1 million.

During the next 12 months, the company does not expect any material changes in its unrecognized tax benefits.

13.  Earnings Per Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	2008	2007	2006
Basic weighted average common shares outstanding	129,930,749	124,667,931	122,449,148
Effect of dilutive securities - stock options and restricted stock		2,821,485	3,122,384
Diluted weighted average common shares outstanding	129,930,749	127,489,416	125,571,532

For the year ended December 31, 2008, the total number of potential dilutive options was 1.7 million.  However, these options were not included in the computation of diluted net loss per common share for the year since to do so would decrease the loss per share.  For the years ended December 31, 2007 and 2006, 0.0 million, and 0.3 million, respectively, common shares issuable upon the exercise of stock options, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

14.  Stockholders’ Equity

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

The amount and timing of the quarterly dividend is determined by the board of directors at its regular meetings each year.  In the year ended December 31, 2008, the Company paid a quarterly dividend of $0.02 in cash for each quarter for a cumulative dividend in 2008 of $0.08 per share.  In the year ended December 31, 2007, the company paid a quarterly dividend of $.0175 (adjusted for the stock split in September of 2007) in cash the first two quarters and paid a quarterly dividend of $0.02 in cash in each of the last two quarters for a cumulative dividend in 2007 of $0.075 per share.

Currently, the company has authorization to purchase up to 10 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) of common stock at management’s discretion.  As of December 31, 2008, the company had purchased approximately 7.6 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2008, 2007 or 2006.

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

The components of accumulated other comprehensive income as of December 31, 2008 and 2007 are as follows:

	2008	2007
Foreign currency translation	$87.1	$116.6
Derivative instrument fair market value, net of income taxes of $(3.2) and $0.8	(5.9)	1.4
Employee pension and postretirement benefit adjustments, net of income taxes of $(6.8) and $(1.9)	(12.7)	(3.5)
	$68.5	$114.5

15.  Stock Based Compensation

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

As a result of the adoption of SFAS No. 123(R), the company recognized $6.5 million ($6.4 million after taxes), $6.2 million ($4.5 million after taxes) and $5.7 million ($3.9 million after taxes) of pre-tax compensation expense associated with stock options for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan (1999 Stock Plan) provides for the granting of stock options to non-employee members of the board of directors.  Under this plan, stock options to acquire up to 0.7 million shares (adjusted for all stock splits since the plan’s inception and is subject to further adjustments for stock splits, stock dividends and certain other transactions or events in the future) of common stock, in the aggregate, may be granted under a time-vesting formula and at an exercise price equal to the market price of the common stock at the date of grant.  For the 1999 Stock Plan, the options are exercisable in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  During 2004, this plan was frozen and replaced with the 2004 Director Stock Plan.

The 2004 Non-Employee Director Stock and Awards Plan (2004 Director Stock Plan) was approved by the shareholders of the company during the 2004 annual meeting and it replaces 1999 Stock Plan.  Stock-based awards may take the form of stock options, restricted stock, or restricted stock units.  The total number of shares of the company’s common stock originally available for awards under the 2004 Stock Plan was 0.9 million (adjusted for all stock splits since the plan’s inception and is subject to further adjustments for stock splits, stock dividends and certain other transactions or events in the future).  Stock options awarded under the plan vest immediately and expire ten years subsequent to the grant date.  Restrictions on restricted stock awarded to date under the plan lapse on the third anniversary of the award date.

With the acquisition of Grove, the company inherited the Grove Investors, Inc. 2001 Stock Incentive Plan.  Outstanding Grove stock options under the Grove Investors, Inc. 2001 Stock Incentive Plan were converted into options to acquire the company’s common stock at the date of acquisition.  Under this plan, after the conversion of Grove stock options to Manitowoc stock options, stock options to acquire 0.1 million shares (adjusted for all stock splits since the plan’s inception and is subject to further adjustments for stock splits, stock dividends and certain other transactions or events in the future) of common stock of the company were outstanding.  These options are fully vested and expire on September 25, 2011.  No additional options may be granted under the Grove Investors, Inc. 2001 Stock Incentive Plan.

A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price):

		Weighted
		Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Options outstanding as of January 1, 2007	5.5	$11.04
Granted	0.8	30.78
Exercised	(1.6)	7.26
Cancelled	(0.2)	17.16
Options outstanding as of December 31, 2007	4.5	$15.43

Granted	0.5	39.27
Exercised	(0.5)	8.97
Cancelled	(0.2)	24.47
Options outstanding as of December 31, 2008	4.3	18.21	$1.9

Options exerciseable as of:
January 1, 2007	1.7	$6.71
December 31, 2007	1.6	$8.85
December 31, 2008	1.9	$11.05	$1.9

The outstanding stock options at December 31, 2008 have a range of exercise prices of $4.23 to $47.84 per option.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2008 (in millions, except weight average remaining contractual life and weighted average exercise price).

		Weighted Average
		Remaining
	Outstanding	Contractual	Weighted Average	Exercisable	Weighted Average
Range of Exercise Price	Options	Life (Years)	Exercise Price	Options	Exercise Price

$4.23 - $6.00	0.2	3.7	$4.77	0.2	$4.77
$6.01 - $7.00	0.5	3.5	6.31	0.5	6.31
$7.01 - $9.00	0.5	4.5	7.90	0.4	7.96
$9.01 - $10.20	0.6	6.3	10.13	0.3	10.13
$10.21 - $18.00	0.4	6.3	10.62	0.2	10.45
$18.01 - $25.00	0.5	7.2	18.89	0.1	18.90
$25.01 - $27.50	0.5	7.3	26.11	0.2	26.10
$27.51 - $29.52	0.6	8.2	29.51	—	29.52
$35.97 - $47.84	0.5	9.0	38.98	—	39.79
	4.3	6.4	$18.21	1.9	$11.05

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

As of December 31, 2008, the company has $15.3 million of unrecognized compensation expense which will be recognized over the next five years.

The weighted average fair value of options granted per share during the years ended December 31, 2008, 2007 and 2006 was $15.34, $12.56 and $9.60, respectively.  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2008	2007	2006

Expected life (years)	6.0	6.0	7.0
Risk-free interest rate	4.4%	4.4%	4.8%
Expected volatility	35.0%	35.0%	34.0%
Expected dividend yield	0.3%	0.3%	0.6%

For the years ended December 31, 2008, 2007 and 2006 the total intrinsic value of stock options exercised was $13.8 million, $45.9 million and $46.5 million, respectively.

16. Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated remaining cost to complete the clean up of this site is approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at December 31, 2008 and 2007 is $0.8 and $0.9 million, respectively.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

As of December 31, 2008, the company also held reserves for environmental matters related to Enodis locations of approximately $2.0 million and at another location of approximately $0.6 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of December 31, 2008, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2008, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheets at December 31, 2008, were $34.4 million; $9.8 million was reserved specifically for actual cases and $24.6 million for claims incurred but not reported which were estimated using actuarial methods.  For the year ended December 31, 2007, product liability reserves in the Consolidated Balance Sheets were $34.7 million; $14.5 million was reserved specifically for actual cases and $20.2 million for claims incurred but not reported.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2008 and 2007, the company had reserved $123.5 million and $92.1 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

In conjunction with the Enodis acquisition, the company assumed the responsibility to address outstanding and future legal actions.  As of December 31, 2008, the only significant unresolved claimed legal matter involves a former subsidiary of Enodis, Consolidated Industries Corporation (Consolidated).  Enodis sold Consolidated to an unrelated party in 1998. Shortly after the sale, Consolidated commenced bankruptcy proceedings.  Subsequently, the appointed bankruptcy trustee asserted a variety of bankruptcy and equitable claims seeking recovery in the United States Bankruptcy Court for the Northern District of Indiana.  On January 7, 2003, the United States District Court entered a partial summary judgment against Enodis and on July 28, 2004, the Bankruptcy Court also issued an opinion against Enodis.  On October 31, 2006, the District Court upheld the rulings of the Bankruptcy Court and the certain judgments against Enodis.  Both Enodis and the trustee appealed the court’s judgments to the United States Court of Appeals for the Seventh Circuit.  On September 2, 2008, the Seventh Circuit Court of Appeals entered an order affirming in part, reversing in part, and remanding in part the judgments previously entered by the Bankruptcy Court and the District Court.

As a result of the ruling by the Seventh Circuit Court of Appeals, the District Court assigned the case to a Magistrate Judge in the Northern District of Indiana to conduct a settlement conference which began on December 10, 2008.  Subsequent to December 31, 2008, an agreement was reached and the Settlement Agreement was submitted to the Bankruptcy Court for approval.  Any objections to the Settlement Agreement must be filed no later than March 5, 2009.  We do not anticipate objections to made to the Settlement Agreement, and we will pay the agreed amount of $69.5 million plus interest from February 1, 2009 when the Settlement Agreement is approved by the Bankruptcy Court.  As of December 31, 2008, the company has accrued $72.0 million related to this matter in accounts payable and other accrued expenses in the Consolidated Balance Sheet.

The company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution is not expected to have a material adverse effect on the company’s financial condition, results of operations, or cash flows.

17. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at December 31, 2008 and 2007 was $105.8 million and $102.4 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2008 and 2007 was $105.1 million and $128.4 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2013.

During the years ended December 31, 2008 and 2007, the company sold $3.7 million and $14.2 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions are reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2008 and 2007 customers have paid $7.5 million and $18.5 million, respectively, of the notes to the third party financing companies.  As of December 31, 2008 and 2007, the outstanding balance of the notes receivables guaranteed by the company was $14.5 million and $18.2 million, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the years ended December 31, 2008 and 2007.

	2008	2007
Balance at beginning of period	$91.2	$69.1
Accruals for warranties issued during the period	61.0	64.9
Acquisitions	33.4	—
Settlements made (in cash or in kind) during the period	(61.1)	(45.8)
Currency translation	(1.0)	3.0
Balance at end of period	$123.5	$91.2

18. Restructuring

Restructuring expense for the year ended December 31, 2008 was $21.7 million as compared to no restructuring expense in 2007 or 2006.  The restructuring expense is primarily in response to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted our tower crane product sales.  The tower crane backlog in Europe has declined by almost 80% in 2008 compared to the same period in 2007.  To better align the company’s resources with the current demand in Europe the company committed to a restructuring plan in the fourth quarter of 2008 to reduce the cost structure of its French and Portuguese facilities.

The plan includes workforce reductions of approximately 350 employees in France and 120 employees in Portugal.  As of December 31, 2008, no significant benefit payments have been made with respect to the workforce reductions, but all restructuring activities are expected to be completed by December 31, 2009.  The following table summarizes the initial amounts recorded for the activities, all of which are related to the Crane segment:

	Total	Costs Incurred	Costs Incurred
As of December 31, 2008 ($ 000,000’s)	Expected Costs	During the Period	To Date

Involuntary employee terminations and related costs	$21.1	$—	$—

19. Employee Benefit Plans

Savings and Investment Plans The company sponsors a defined contribution savings plan that allows substantially all domestic employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specific guidelines.  In conjunction with the Enodis acquisition (see Note 3), the company currently sponsors two distinct defined contribution savings plans.  The acquired plan allows the company to make a matching contribution on pre-tax contributions to the plan in an amount equal to 100% of the first 3% of compensation and 50 % of the next 2% of compensation contributed to the plan.  Effective January 1, 2007 the former Manitowoc plan was revised to increase the company match to 100% of the participants’ contributions up to 4% from 3% previously, and match an additional 50% of the participants’ contributions between 4% to a maximum of 8% from 3% to a maximum of 6% previously, of the participants’ compensation.  It is anticipated that the underlying plan guidelines will be conformed during the integration process.  The company also provides retirement benefits through noncontributory deferred profit sharing plans covering substantially all employees.  Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $28.4 million, $36.1 million and $30.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The components of period benefit costs for the years ended December 31, 2008, 2007 and 2006 are as follows:

	US Pension Plans			Non-U.S. Pension Plans			Postretirement Health and Other
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost - benefits earned during the year	$0.1	$—	$—	$1.9	$2.1	$2.1	$0.8	$0.7	$0.9
Interest cost of projected benefit obligation	7.8	7.0	6.4	5.0	3.6	4.4	3.2	3.3	3.2
Expected return on assets	(7.2)	(7.0)	(6.4)	(4.1)	(3.1)	(3.5)	—	—	—
Amortization of actuarial net (gain) loss	—	0.7	0.8	—	—	0.1	—	0.3	0.1
Settlement gain recognized	—	—	—	0.1	0.8	—	—
Special termination benefit	—	—	—	—	5.3	—	—	—	—
Net periodic benefit cost	$0.7	$0.7	$0.8	$2.9	$8.7	$3.1	$4.0	$4.3	$4.2
Weighted average assumptions:–
Discount rate	6.61%	5.75%	5.50%	6.14%	4.81%	4.53%	6.5%	5.75%	5.50%
Expected return on plan assets	5.92%	8.25%	8.25%	5.95%	6.03%	6.37%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	4.18%	3.88%	3.53%	N/A	N/A	N/A

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2008 and 2007.

	US Pension Plans		Non-U.S. Pension Plans		Postretirement Health and Other
	2008	2007	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation, beginning of year	$113.9	$124.1	$63.7	$100.7	$50.2	$59.9
Service cost	0.1	—	1.9	2.1	0.8	0.7
Interest cost	7.8	7.0	5.0	3.6	3.2	3.3
Participant contributions	—	—	0.1	0.1	1.9	2.0
Plan settlements	—	—	—	(37.7)	—	—
Special termination benefits	—	—	—	5.3	—	—
Net transfer in/(out)	42.6	—	123.3	—	4.0	—
Actuarial loss (gain)	13.7	(12.5)	13.5	(5.1)	6.4	(9.4)
Currency translation adjustment	—	—	(17.3)	3.6	0.1	—
Benefits paid	(5.3)	(4.7)	(5.0)	(8.9)	(5.8)	(6.3)
Benefit obligation, end of year	172.8	113.9	185.2	63.7	60.8	50.2
Change in Plan Assets
Fair value of plan assets, beginning of year	119.2	88.0	51.4	72.4	—	—
Actual return on plan assets	22.1	8.0	5.6	4.4	—	—
Employer contributions	0.7	28.0	4.1	19.2	3.9	4.3
Participant contributions	—	—	0.1	0.1	1.9	2.0
Plan settlements	—	—	—	(37.7)	—	—
Currency translation adjustment	—	—	(18.8)	1.9	—	—
Net transfer in/(out)	28.9	—	122.5	—	—	—
Benefits paid	(5.3)	(4.7)	(5.0)	(8.9)	(5.8)	(6.3)
Fair value of plan assets, end of year	165.6	119.2	159.9	51.4	—	—
Funded status	$(7.2)	$5.3	$(25.3)	$(12.3)	$(60.8)	$(50.2)
Amounts recognized in the Consolidated Balance sheet at December 31
Pension asset	$11.0	$11.9	$6.8	$3.4	$—	$—
Pension obligation	(18.2)	(6.6)	(32.1)	(15.7)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(60.8)	(50.2)
Net amount recognized	$(7.2)	$5.3	$(25.3)	$(12.3)	$(60.8)	$(50.2)
Weighted-Average Assumptions
Discount rate	6.20%	6.50%	6.25%	5.68%	6.23%	6.50%
Expected return on plan assets	5.92%	6.50%	5.95%	6.03%	N/A	N/A

Amounts recognized in accumulated other comprehensive income as of December 31, 2008 and 2007, consist of the following:

	Pensions		Postretirement health and other
	2008	2007	2008	2007
Net actuarial gain (loss)	$(15.2)	$(4.8)	$(6.0)	$0.5
Prior service credit	0.3	0.3	—	—
Total amount recognized	$(14.9)	$(4.5)	$(6.0)	$0.5

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are not significant for the pension and the postretirement health and other plans.

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008.  The rate was assumed to decrease gradually to 5.0% for 2014 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The following table summarizes the sensitivity of our December 31, 2008 retirement obligations and 2009 retirement benefit costs of our plans to changes in the key assumptions used to determine those results:

		Estimated increase		Estimated increase
		(decrease) in Projected	Estimated increase	(decrease) in Other
	Estimated increase	Benefit Obligation for the	(decrease) in Other	Postretirement Benefit Obligation
	(decrease) in 2009	year ended	Postretirement	for the year ended
Change in assumption:	pension cost	December 31, 2008	Benefit costs	December 31, 2008

0.50% increase in discount rate	—	(21.1)	(0.1)	(2.5)
0.50% decrease in discount rate	0.1	22.8	0.1	2.6
0.50% increase in long-term return on assets	(1.6)	—	—	—
0.50% decrease in long-term return on assets	1.6	—	—	—
1% increase in medical trend rates	—	—	0.4	5.6
1% decrease in medical trend rates	—	—	(0.4)	4.9

It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the U.S. pension plans at December 31, 2008 and 2007, by asset category are as follows:

	2008	2007
Equity	16.6%	10.0%
Fixed income	83.4	90.0
Real estate	—	—
Other	—	—
	100.0%	100.0%

The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2008 and 2007, by asset category are as follows:

	2008	2007
Equity	26.9%	33.5%
Fixed income	72.5	63.5
Real estate	0.3	1.0
Other	0.3	2.0
	100.0%	100.0%

The board of directors has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts.  The Committee is committed to diversification to reduce the risk of large losses.  On a quarterly basis, the Committee reviews progress towards achieving the pension plans’ and individual managers’ performance objectives.

In conjunction with the Enodis acquisition (see Note 3), and effective as of December 31, 2008, the company merged all but one of the Enodis U.S. pension plans into the Manitowoc U.S. merged pension plan.  The unmerged plan continues to accrue benefits for the enrolled participants, while the remaining merged plans had benefit accruals frozen prior to the merger of the plans.  Effective January 1, 2007, the company merged all Manitowoc U.S. pension plans together and made a contribution of $27.2 million that is expected to fully fund the ongoing pension liability.  The company also changed its investment policy to more closely align the interest rate sensitivity of its pension assets with the corresponding liabilities.  The resulting asset allocation is approximately 10% equities and 90% fixed income.  This funding and change in allocation removed a significant portion of the U.S. pension’s volatility arising from unpredictable changes in interest rates and the equity markets.  This decision will protect the company’s balance sheet as well as support its goal of minimizing unexpected future pension cash contributions based upon the new provisions of the Pension Protection Act and protect our employees’ benefits.  It is anticipated that the underlying plan asset allocations will be conformed during the integration process.

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

The expected 2009 contributions for the U.S. pension plans are as follows: the minimum contribution for 2009 is $2.5 million; the discretionary contribution is $0 million; and the non-cash contribution is $0.  The expected 2009 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2009 is $4.8 million; the discretionary contribution is $0; and the non-cash contribution is $0.  Expected company paid claims for the postretirement health and life insurance plans are $4.8 million for 2009.  Projected benefit payments from the plans as of December 31, 2008 are estimated as follows:

	U.S Pension	Non-U.S.	Postretirement Health and
	Plans	Pension Plans	Other
2009	$8.8	$9.9	$4.8
2010	9.2	10.0	4.9
2011	9.5	10.3	4.9
2012	9.9	11.0	4.9
2013	10.3	10.8	5.0
2014 — 2018	57.5	63.8	27.0

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2008 and 2007 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
	2008	2007	2008	2007
Projected benefit obligation	30.3	6.6	38.4	13.9
Accumulated benefit obligation	30.3	6.6	35.6	13.4
Fair value of plan assets	12.1	—	6.2	—

The accumulated benefit obligation for all U.S. pension plans as of December 31, 2008 and 2007 was $172.8 million and $113.9 million, respectively.  The accumulated benefit obligation for all non-U.S. pension plans as of December 31, 2008 and 2007 was $179.6 million and $22.3 million, respectively.

The measurement date for all plans is December 31, 2008.

The company maintains a target benefit plan for certain executive officers of the company that is unfunded.  Expenses related to the plan in the amount of $4.1 million, $3.0 million and $1.9 million were recorded in 2008, 2007 and 2006, respectively.  Amounts accrued as of December 31, 2008 and 2007 related to this plan were $16.5 million and $13.4 million, respectively.

The company has two general deferred compensation plans that enable certain key employees and non-employee directors to defer a portion of their compensation or fees on a pre-tax basis.  Under the historical Manitowoc plan, the company matches contributions at a rate equal to an employee’s profit sharing percentage plus one percent.  Effective January 1, 2002, the company amended its deferred compensation plan to provide plan participants the ability to direct deferrals and company matching contributions into two separate investment programs, Program A and Program B.

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

Program A is accounted for as a plan which does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $2.3 million at December 31, 2008 and $0.2 million at December 31, 2007.  These amounts are offset in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Program B is accounted for as a plan which permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, included in other non-current assets, and obligation, included in other non-current liabilities, were both $9.6 million at December 31, 2008 and $13.1 million at December 31, 2007.  The net impact on the Consolidated Statements of Operations was $0 for the years ended December 31, 2008, 2007 and 2006.

Under the former Enodis plan, the company may provide any of the following types of contributions: (i) matching contributions may be credited to the participant’s account in an amount up to 6% of the amount, if any, of the base salary and bonus deferrals during the calendar year; (ii) non-elective contributions may be contributed to the account in an amount equal to 6% of the portion of the compensation that exceeds the applicable annual Internal Revenue Code Section; (iii) profit sharing contributions equal to 2% of the compensation that exceeds the applicable annual Internal Revenue Code Section limit (subject to satisfaction of company performance criteria); and (iv) additional discretionary contributions may be made for some or all participants at the discretion of the company.  It is anticipated that the underlying plan guidelines will be conformed during the integration process.

20. Leases

The company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $33.9 million, $28.0 million and $23.6 million in 2008, 2007 and 2006, respectively.  Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2008, are payable as follows:

2009	$40.1
2010	31.3
2011	22.9
2012	16.6
2013	12.9
Thereafter	40.8
Total minimum rental obligations	164.6

21. Business Segments

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings, Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.  The company is reporting the Marine segment as a discontinued operation for financial reporting purposes as of December 31, 2008, and for all prior periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  After reclassifying the Marine segment to discontinued operations, the company has two remaining reportable segments, the Crane and Foodservice segments.

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

Our Foodservice Equipment business designs, manufactures and sells primary cooking and warming equipment; ice-cube machines, ice flaker machines and storage bins; refrigerator and freezer equipment; ware washing equipment; beverage dispensers and related products; serving and storage equipment; and food preparation equipment, cookware, kitchen utensils and tools.  Our suite of products is used by commercial and institutional foodservice operators such as full service restaurants, quick-service restaurant (QSR) chains, hotels, industrial caterers, supermarkets, convenience stores, hospitals, schools and other institutions.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense and income tax expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2008, 2007 and 2006 is as follows.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segments operating earnings for each year below.

	2008	2007	2006

Net sales from continuing operations:
Crane	$3,882.9	$3,245.7	$2,235.4
Foodservice	620.1	438.3	415.4
Total	$4,503.0	$3,684.0	$2,650.8

Operating earnings (loss) from continuing operations:
Crane	$555.6	$470.5	$280.6
Foodservice	56.8	61.3	56.2
Corporate	(51.7)	(48.2)	(42.4)
Amortization expense	(11.6)	(5.8)	(3.3)
Gain on sale of parts line	—	3.3	—
Restructuring expense	(21.7)	—	—
Integration expense	(7.6)	—	—
Pension settlements	—	(5.3)	—
Operating earnings from continuing operations	$519.8	$475.8	$291.1

Capital expenditures:
Crane	$129.4	$103.7	$51.3
Foodservice	10.9	3.7	10.9
Corporate	10.0	5.4	2.2
Total	$150.3	$112.8	$64.4

Total depreciation:
Crane	$66.3	$70.4	$58.4
Foodservice	12.4	8.0	7.2
Corporate	1.5	1.8	1.8
Total	$80.2	$80.2	$67.4

Total assets:
Crane	$2,223.7	$1,958.1	$1,572.4
Foodservice	3,389.4	341.5	340.1
Corporate	452.3	571.9	186.1
Total	$6,065.4	$2,871.4	$2,098.6

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2008	2007	2006	2008	2007
United States	$1,896.6	$1,627.4	$1,252.6	$1,607.1	$609.0
Other North America	127.7	114.1	80.5	28.5	—
Europe	1,444.2	1,215.0	817.0	2,105.5	483.5
Asia	395.0	299.5	170.4	177.2	118.7
Middle East	314.0	183.0	167.8	1.8	1.7
Central and South America	117.4	61.9	54.0	0.6	0.4
Africa	82.8	64.2	50.6	—	—
South Pacific and Caribbean	13.5	16.0	5.0	5.4	5.6
Australia	111.8	102.9	52.9	5.0	6.3
Total	$4,503.0	$3,684.0	$2,650.8	$3,931.1	$1,225.2

Net sales from continuing operations and long-lived asset information for Europe primarily relates to France, Germany and the United Kingdom.

22. Subsidiary Guarantors of Senior Notes due 2013

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

Condensed Consolidating Statement of Operations

For the year ended December 31, 2008

			Non-
		Guarantor	Guarantor
Millions of dollars, except per share data	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,400.0	$2,776.4	$(673.4)	$4,503.0
Costs and expenses:
Cost of sales	—	1,940.2	2,220.4	(673.4)	3,487.2
Engineering, selling and administrative expenses	53.9	165.6	235.6	—	455.1
Restructuring expense	—	0.1	21.6	—	21.7
Amortization expense	—	2.0	9.6	—	11.6
Integration expense	—	7.6	—	—	7.6
Equity in (earnings) loss of subsidiaries	(161.4)	(8.5)	—	169.9	—
Total costs and expenses	(107.5)	2,107.0	2,487.2	(503.5)	3,983.2

Operating earnings (loss) from continuing operations	107.5	293.0	289.2	(169.9)	519.8

Other income (expenses):
Interest expense	(35.3)	(3.7)	(15.1)	—	(54.1)
Loss on purchase price hedges	(379.4)	—	—	—	(379.4)
Loss on early extinguishment of debt	(4.1)	—	—	—	(4.1)
Management fee income (expense)	52.5	(46.8)	(5.7)	—	—
Other income (expense)-net	101.4	(10.9)	(93.5)	—	(3.0)
Total other expenses	(264.9)	(61.4)	(114.3)	—	(440.6)

Earnings (loss) from continuing operations before taxes on earnings and minority interest	(157.4)	231.6	174.9	(169.9)	79.2
Provision (benefit) for taxes on earnings	(146.7)	102.7	45.5	—	1.5
Earnings (loss) from continuing operations before minority interest	(10.7)	128.9	129.4	(169.9)	77.7
Minority interest, net of income taxes	—	—	(1.9)	—	(1.9)
Net earnings (loss) from continuing operations	$(10.7)	$128.9	$131.3	$(169.9)	$79.6

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	35.1	(178.5)	—	(143.4)
Gain on sale of discontinued operations, net of income taxes	—	53.1	—	—	53.1
Net earnings (loss)	$(10.7)	$217.1	$(47.2)	$(169.9)	$(10.7)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,097.4	$2,091.2	$(504.6)	$3,684.0
Costs and expenses:
Cost of sales	—	1,658.5	1,668.6	(504.6)	2,822.5
Engineering, selling and administrative expenses	47.1	163.2	167.6	—	377.9
Amortization expense	—	1.9	3.9	—	5.8
Gain on sale of parts line	—	(3.3)	—	—	(3.3)
Pension settlements	1.3	—	4.0	—	5.3
Equity in (earnings) loss of subsidiaries	(303.2)	(5.2)	—	308.4	—
Total costs and expenses	(254.8)	1,815.1	1,844.1	(196.2)	3,208.2

Operating earnings (loss) from continuing operations	254.8	282.3	247.1	(308.4)	475.8

Other income (expenses):
Interest expense	(22.6)	(4.8)	(8.8)	—	(36.2)
Loss on debt extinguishment	(12.5)	—	—	—	(12.5)
Management fee income (expense)	59.5	(60.3)	0.8	—	—
Other income (expense)-net	70.6	(18.7)	(42.1)	—	9.8
Total other income (expenses)	95.0	(83.8)	(50.1)	—	(38.9)

Earnings (loss) from continuing operations before taxes on earnings (loss)	349.8	198.5	197.0	(308.4)	436.9
Provision for taxes on earnings	13.1	54.5	54.5	—	122.1
Earnings (loss) from continuing operations	336.7	144.0	142.5	(308.4)	314.8

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	20.7	1.2	—	21.9
Net earnings (loss)	$336.7	$164.7	$143.7	$(308.4)	$336.7

Condensed Consolidating Statement of Operations

For the year ended December 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,596.9	$1,366.3	$(312.4)	$2,650.8
Costs and expenses:
Cost of sales	—	1,267.9	1,084.0	(312.4)	2,039.5
Engineering, selling and administrative expenses	41.4	141.4	134.1	—	316.9
Amortization expense	—	1.5	1.8	—	3.3
Equity in (earnings) loss of subsidiaries	(176.9)	1.5	—	175.4	—
Total costs and expenses	(135.5)	1,412.3	1,219.9	(137.0)	2,359.7

Operating earnings (loss) from continuing operations	135.5	184.6	146.4	(175.4)	291.1

Other income (expenses):
Interest expense	(34.0)	(1.3)	(11.0)	—	(46.3)
Management fee income (expense)	39.8	(39.8)	—	—	—
Loss on debt extinguishment	(14.4)	—	—	—	(14.4)
Other income (expense)-net	33.4	(20.7)	(9.3)	—	3.4
Total other income (expenses)	24.8	(61.8)	(20.3)	—	(57.3)

Earnings (loss) from continuing operations before taxes on earnings (loss)	160.3	122.8	126.1	(175.4)	233.8
Provision (benefit) for taxes on earnings	(5.9)	44.1	36.6	—	74.8
Earnings (loss) from continuing operations	166.2	78.7	89.5	(175.4)	159.0

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	7.2	—	—	7.2
Net earnings (loss)	$166.2	$85.9	$89.5	$(175.4)	$166.2

Condensed Consolidating Balance Sheet

As of December 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2.1	$60.6	$110.3	$—	$173.0
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	—	—	5.1
Accounts receivable — net	0.3	127.6	480.3	—	608.2
Inventories — net	—	286.5	638.8	—	925.3
Deferred income taxes	53.5	—	84.6	—	138.1
Other current assets	95.9	12.4	48.9	—	157.1
Current assets of discontinued operations	—	—	124.8	—	124.8
Total current assets	159.5	487.1	1,487.7	—	2,134.3

Property, plant and equipment — net	11.5	226.9	490.4	—	728.8
Goodwill	—	278.7	1,611.8	—	1,890.5
Other intangible assets — net	—	69.6	939.4	—	1,009.0
Deferred income taxes	25.0	—	(25.0)	—	—
Other non-current assets	143.1	12.8	23.8	—	179.7
Long-term assets of discontinued operations	—	—	123.1	—	123.1
Investment in affiliates	2,460.0	23.6	—	(2,483.6)	—
Total assets	$2,799.1	$1,098.7	$4,651.2	$(2,483.6)	$6,065.4

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$66.6	$319.5	$820.2	$—	$1,206.3
Short-term borrowings and current portion of long-term debt	114.6	—	67.7	—	182.3
Customer advances	—	23.6	24.9	—	48.5
Product warranties	—	40.2	61.8	—	102.0
Product liabilities	—	23.3	11.1	—	34.4
Current liabilities of discontinued operations	—	—	44.6	—	44.6
Total current liabilities	181.2	406.6	1,030.3	—	1,618.1

Non-Current Liabilities:
Long-term debt, less current portion	2,458.8	—	14.2	—	2,473.0
Deferred income taxes	—	—	283.7	—	283.7
Pension obligations	9.6	3.2	35.2	—	48.0
Postretirement health and other benefit obligations	51.6	—	4.3	—	55.9
Intercompany	(1,248.7)	(1,156.2)	2,404.9	—	—
Long-term deferred revenue	—	9.5	46.8	—	56.3
Other non-current liabilities	46.8	16.3	167.5	—	230.6
Total non-current liabilities	1,318.1	(1,127.2)	2,956.6	—	3,147.5

Stockholders’ equity	1,299.8	1,819.3	664.3	(2,483.6)	1,299.8

Total liabilities and stockholders’ equity	$2,799.1	$1,098.7	$4,651.2	$(2,483.6)	$6,065.4

Condensed Consolidating Balance Sheet

As of December 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$195.0	$25.2	$146.7	$—	$366.9
Marketable securities	2.5	—	—	—	2.5
Restricted cash	15.5	—	1.2	—	16.7
Accounts receivable — net	0.5	107.0	309.2	—	416.7
Inventories — net	—	201.5	389.5	—	591.0
Deferred income taxes	46.6	—	19.5	—	66.1
Other current assets	0.7	12.9	47.5	—	61.1
Current assets of discontinued operation	—	54.6	—	—	54.6
Total current assets	260.8	401.2	913.6	—	1,575.6

Property, plant and equipment — net	9.5	178.7	280.7	—	468.9
Goodwill	—	278.7	192.9	—	471.6
Other intangible assets — net	—	71.6	129.0	—	200.6
Deferred income taxes	25.0	—	2.6	—	27.6
Other non-current assets	37.9	9.1	8.8	—	55.8
Long-term assets of discontinued operation	—	71.3	—	—	71.3
Investment in affiliates	932.4	8.4	—	(940.8)	—
Total assets	$1,265.6	$1,019.0	$1,527.6	$(940.8)	$2,871.4

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$32.0	$262.0	$551.7	$—	$845.7
Short-term borrowings and current portion of long-term debt	—	—	13.1	—	13.1
Product warranties	—	38.5	41.9	—	80.4
Product liabilities	—	30.1	4.6	—	34.7
Current liabilities of discontinued operation	—	100.7	—	—	100.7
Total current liabilities	32.0	431.3	611.3	—	1,074.6

Non-Current Liabilities:
Long-term debt, less current portion	150.1	—	67.4	—	217.5
Pension obligations	6.4	3.3	15.3	—	25.0
Postretirement health and other benefit obligations	50.2	—	1.1	—	51.3
Intercompany	(370.3)	(231.5)	601.8	—	—
Long-term deferred revenue	—	16.6	44.0	—	60.6
Other non-current liabilities	47.3	16.0	29.2	—	92.5
Total non-current liabilities	(116.3)	(195.6)	758.8	—	446.9

Stockholders’ equity	1,349.9	783.3	157.5	(940.8)	1,349.9

Total liabilities and stockholders’ equity	$1,265.6	$1,019.0	$1,527.6	$(940.8)	$2,871.4

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2008

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	235.9	119.5	101.0	(169.9)	286.5
Cash provided by (used for) operating activities of discontinued operations	—	26.0	(3.5)	—	22.5
Net cash provided by (used for) operating activities	$235.9	$145.5	$97.5	$(169.9)	$309.0

Cash Flows from Investing:
Business acquisitions, net of cash acquired	—	—	(2,030.6)	—	(2,030.6)
Settlement of hedges related to acquisitions	(379.4)	—	—	—	(379.4)
Capital expenditures	(3.6)	(82.4)	(64.3)	—	(150.3)
Restricted cash	10.5	—	1.1	—	11.6
Proceeds from sale of property, plant and equipment	—	0.7	9.3	—	10.0
Proceeds from sale of business	—	118.5	—	—	118.5
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(2,357.1)	(143.6)	2,330.8	169.9	—
Net cash provided by (used for) investing activities of continuing operations	(2,729.7)	(106.8)	246.3	169.9	(2,420.3)
Net cash used for investing activities of discontinued operations	—	(4.9)	—	—	(4.9)
Net cash provided by (used for) investing activities	(2,729.7)	(111.7)	246.3	169.9	(2,425.2)

Cash Flows from Financing:
Proceeds from long-term debt	2,695.0	—	74.3	—	2,769.3
Payments on long-term debt	(301.4)	—	(392.4)	—	(693.8)
Payments on revolving credit facility - net	—	—	(54.6)	—	(54.6)
Payments on notes financing - net	—	(0.9)	(2.9)	—	(3.8)
Debt issuance costs	(90.8)	—	—	—	(90.8)
Dividends paid	(10.4)	—	—	—	(10.4)
Exercises of stock options	8.5	—	—	—	8.5
Net cash provided by (used for) financing activities of continuing operations	2,300.9	(0.9)	(375.6)	—	1,924.4
Net cash provided by financing activities of discontinued operations	—	2.5	—	—	2.5
Net cash provided by (used for) financing activities	2,300.9	1.6	(375.6)	—	1,926.9

Effect of exchange rate changes on cash	—	—	(4.6)	—	(4.6)

Net increase (decrease) in cash and cash equivalents	(192.9)	35.4	(36.4)	—	(193.9)

Balance at beginning of period	195.0	25.2	146.7	—	366.9
Balance at end of period	$2.1	$60.6	$110.3	$—	$173.0

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2007

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	366.9	146.4	10.7	(308.4)	215.6
Cash provided by operating activities of discontinued operations	—	27.2	1.2	—	28.4
Net cash provided by (used in) operating activities	$366.9	$173.6	$11.9	$(308.4)	$244.0

Cash Flows from Investing:
Business acquisition	—	(15.9)	(64.0)	—	(79.9)
Capital expenditures	(2.4)	(47.9)	(62.5)	—	(112.8)
Restricted cash	(0.5)	—	(1.1)	—	(1.6)
Proceeds from sale of property, plant and equipment	—	0.3	9.5	—	9.8
Proceeds from sale of parts product line	—	4.8	—	—	4.8
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(250.8)	(103.6)	46.0	308.4	—
Net cash provided by (used for) investing activities of continuing operations	(253.8)	(162.3)	(72.1)	308.4	(179.8)
Net cash used for investing activities of discontinued operations	—	(6.8)	—	—	(6.8)
Net cash provided by (used for) investing activities	(253.8)	(169.1)	(72.1)	308.4	(186.6)

Cash Flows from Financing:
Proceeds from long-term debt	—	—	19.8	—	19.8
Proceeds from (payments on revolving credit facility)	—	—	56.7	—	56.7
Payments on long-term debt	(113.7)	—	(9.8)	—	(123.5)
Payments on notes financing	—	(3.4)	(0.9)	—	(4.3)
Net proceeds of equity offering	157.1	—	—	—	157.1
Dividends paid	(9.5)	—	—	—	(9.5)
Exercises of stock options	27.6	—	—	—	27.6
Net cash used for financing activities	61.5	(3.4)	65.8	—	123.9

Effect of exchange rate changes on cash	—	—	10.7	—	10.7

Net increase (decrease) in cash and cash equivalents	174.6	1.1	16.3	—	192.0

Balance at beginning of period	20.4	24.1	130.4	—	174.9
Balance at end of period	$195.0	$25.2	$146.7	$—	$366.9

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	349.5	143.6	(39.4)	(340.8)	112.9
Cash provided by operating activities of discontinued operations	—	36.8	—	—	36.8
Net cash provided by (used in) operating activities	$349.5	$180.4	$(39.4)	$(340.8)	$149.7

Cash Flows from Investing:
Business acquisition	—	—	(26.7)	—	(26.7)
Capital expenditures	(1.9)	(60.0)	(34.3)	—	(96.2)
Restricted cash	10.3	—	1.2	—	11.5
Proceeds from sale of property, plant and equipment	—	0.6	5.0	—	5.6
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(315.6)	(109.6)	84.4	340.8	—
Net cash provided by (used for) investing activities of continuing operations	(307.3)	(169.0)	29.6	340.8	(105.9)
Net cash used for investing activities of discontinued operations	—	(2.2)	—	—	(2.2)
Net cash provided by (used for) investing activities	(307.3)	(171.2)	29.6	340.8	(108.1)

Cash Flows from Financing:
Proceeds from long-term debt	—	—	33.1	—	33.1
Payments on long-term debt	—	—	(43.1)	—	(43.1)
Payments on notes financing	—	(2.5)	(1.9)	—	(4.4)
Debt issuance costs	(17.6)	—	—	—	(17.6)
Dividends paid	(7.8)	—	—	—	(7.8)
Exercises of stock options	8.6	—	—	—	8.6
Net cash used for financing activities	(16.8)	(2.5)	(11.9)	—	(31.2)

Effect of exchange rate changes on cash	—	—	2.1	—	2.1

Net increase (decrease) in cash and cash equivalents	25.4	6.7	(19.6)	—	12.5

Balance at beginning of period	195.0	25.2	146.7	—	366.9
Balance at end of period	$220.4	$31.9	$127.1	$—	$379.4

23. Quarterly Financial Data (Unaudited)

The following table presents quarterly financial data for 2008 and 2007.  The 2007 quarterly financial data has been adjusted for the Marine segment sale completed on December 31, 2008.

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$988.5	$1,191.1	$1,106.8	$1,216.6	$779.8	$933.1	$925.2	$1,045.9
Gross profit	242.8	287.1	243.7	242.2	183.9	226.3	211.8	239.5
Earnings from continuing operations	95.3	121.2	(37.8)*	(99.1)*	60.2	91.2	71.1	92.3
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	7.3	12.7	11.7	(175.1)	3.9	6.3	4.8	6.9
Gain on sale of discontinued operations, net of income taxes	—	—	—	53.1	—	—	—	—
Net earnings (loss)	$102.6	$133.9	$(26.1)	$(221.1)	$64.1	$97.5	$75.9	$99.2

Basic earnings per share:
Earnings from continuing operations	$0.73	$0.93	$(0.29)	$(0.76)	$0.49	$0.73	$0.57	$0.74
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	0.06	0.10	0.09	(1.35)	0.03	0.05	0.04	0.06
Gain on sale of discontinued operations, net of income taxes	—	—	—	0.41	—	—	—	—
Net earnings	$0.79	$1.03	$(0.20)	$(1.70)	$0.52	$0.78	$0.61	$0.80

Diluted earnings per share:
Earnings from continuing operations	$0.72	$0.92	$(0.29)	$(0.76)	$0.47	$0.71	$0.56	$0.71
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	0.06	0.10	0.09	(1.35)	0.03	0.05	0.04	0.05
Gain on sale of discontinued operations, net of income taxes	—	—	—	0.41	—	—	—	—
Net earnings	$0.78	$1.01	$(0.20)	$(1.70)	$0.50	$0.76	$0.59	$0.76

Dividends per common share	$0.02	$0.02	$0.02	$0.02	$0.0175	$0.0175	$0.02	$0.02

* Includes expense, net of tax, of $112.3 million and $120.4 million recorded in the 3rd and 4th quarters, respectively, in relation to hedges on the purchase price of Enodis.

24. Subsequent Events

In January 2009 the company entered into new interest rate hedging transactions related to its Term Loan A and Term Loan B facilities.  These hedge transactions fixed the interest rate paid for 50 percent of each of these facilities for a weighted average life of at least three years as required by the terms of the New Credit Agreement.  A notional amount of Term Loan A borrowings equal to $512.5 million was fixed at a London Interbank Offered (LIBO) rate plus the 3.25 basis point spread at 5.39%.  A notional amount of Term Loan B borrowings equal to $600.0 million was fixed at a LIBO rate plus the 3.50 basis point spread at 7.13%.  Both interest rate hedges for the Term Loan A and Term Loan B are amortizing swaps that have an aggregate weighted average life of three years.  The remaining unhedged 50% portions of the Term Loans A and B as well as the revolving credit facility and Term Loan X continue to bear interest at a variable interest rate plus the applicable spread according to the New Credit Agreement.

In February of 2009 the company announced the lay-off of 450 production employees at its Crane Segment manufacturing facility in Shady Grove, Pennsylvania.  This action was taken in response to the continued economic weakness affecting the demand for our crane products.

In February of 2009 a Settlement Agreement was reached in the Consolidated Industries Corporation matter, related to a former subsidiary of Enodis, which was submitted to the Bankruptcy Court.  Any objections to the Settlement Agreement must be filed no later than March 5, 2009.  We do not anticipate objections to made to the Settlement Agreement, and we will pay the agreed amount of $69.5 million plus interest from February 1, 2009 when the Settlement Agreement is approved by the Bankruptcy Court.  As of December 31, 2008, the company has accrued $72.0 million related to this matter in accounts payable and other accrued expenses in the Consolidated Balance Sheet.  See further discussion of the Consolidated Industries Corporation matter at Note 16, “Contingencies and Significant Estimates.”

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-

15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2008, the company’s internal control over financial reporting was effective.

Management has excluded certain elements of the internal control over financial reporting of Enodis from its assessment of internal control over financial reporting as of December 31, 2008, because it was acquired by the company in a purchase business combination during 2008. Subsequent to the acquisition, certain elements of Enodis' internal control over financial reporting and related processes were integrated into the company's existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. The excluded elements represent controls over accounts that are 14% of consolidated total assets and 4% of consolidated net sales as of and for the year ended December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections of the 2009 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2009 Proxy Statement captioned “Compensation of Directors,” “Executive Compensation,” “Report of the Compensation and Benefits Committee on Executive Compensation,” and “Contingent Employment Agreements.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections of the 2009 Proxy Statement captioned “Ownership of Securities” and the subsection captioned “Equity Compensation Plans.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the 2009 Proxy Statement captioned “Governance of the Board and its Committees — Governance of the Company.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2009 Proxy Statement captioned “Other Information — Independent Public Accountants.”

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1)	Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Date.”

(2)  Financial Statement Schedules:

Financial Statement Schedule for the years ended December 31, 2008, 2007, and 2006

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

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For The Years Ended December 31, 2006, 2007 and 2008

(dollars in millions)

	Balance at Beginning of Year	Acquisition of Business	Charge to Costs and Expenses	Utilization of Reserve	Impact of Foreign Exchange Rates	Balance at end of Year

Year End December 31, 2006
Allowance for doubtful accounts	$23.8	$0.2	$6.0	$(4.0)	$1.3	$27.3
Inventory obsolescence reserve	$36.3	$0.6	$16.8	$(11.3)	$2.0	$44.4
Deferred tax valuation allowance	$7.4	$—	$2.5	$(0.7)	$0.5	$9.7

Year End December 31, 2007
Allowance for doubtful accounts	$27.3	$0.1	$4.4	$(7.3)	$1.0	$25.5
Inventory obsolescence reserve	$44.4	$—	$12.1	$(15.6)	$1.7	$42.6
Deferred tax valuation allowance	$9.7	$—	$—	$(0.1)	$0.2	$9.8

Year End December 31, 2008
Allowance for doubtful accounts	$25.5	$12.6	$5.2	$(6.1)	$(0.8)	$36.4
Inventory obsolescence reserve	$42.6	$24.6	$22.9	$(18.8)	$(1.2)	$70.1
Deferred tax valuation allowance	$9.8	$30.5	$1.3	$(1.3)	$(0.3)	$40.0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: March 2, 2009

The Manitowoc Company, Inc. (Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman, President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Glen E. Tellock
Glen E. Tellock, Chairman, President and Chief Executive Officer	March 2, 2009

/s/ Carl J. Laurino
Carl J. Laurino, Senior Vice President and Chief Financial Officer	March 2, 2009

/s/ Keith D. Nosbusch
Keith D. Nosbusch, Director	March 2, 2009

/s/ Dean H. Anderson
Dean H. Anderson, Director	March 2, 2009

/s/ Robert C. Stift
Robert C. Stift, Director	March 2, 2009

/s/ James L. Packard
James L. Packard, Director	March 2, 2009

/s/ Daniel W. Duval
Daniel W. Duval, Director	March 2, 2009

/s/ Virgis W. Colbert
Virgis W. Colbert, Director	March 2, 2009

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Director	March 2, 2009

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director	March 2, 2009

THE MANITOWOC COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

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

4.5

Amended and Restated Credit Agreement dated as of December 14, 2006 by and among The Manitowoc Company, Inc., as Borrower, the lenders party thereto, and JP Morgan Chase Bank, N.A., as Agent (filed as Exhibit 4.5 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference) as amended on May 31, 2007, with such amendment filed as Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

4.6

Amended and Restated Credit Agreement dated as of August 25, 2008 by and among The Manitowoc Company, Inc., as Borrower, the lenders party thereto, and JP Morgan Chase Bank, N.A., as Agent (filed as Exhibit 4.1 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference) as amended on December 19, 2008, with such amendment filed as Exhibit 4.6 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

X(1)

10.1**

The Manitowoc Company, Inc. Deferred Compensation Plan effective August 20, 1993, as amended (filed as Exhibit 10.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference) as amended and restated through  December 31, 2008, with such Amended and Restated plan filed as exhibit 10.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

X(1)

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

10.6(c)**

Supplemental Retirement Plan dated May 2000, as amended and restated through December 31, 2008, with such Amended and Restated plan  filed as Exhibit 10.6(c) to this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

10.7(c)**

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan, as amended on December 17, 2208, effective January 1, 2005, with such amended plan filed as Exhibit 10.7(c) to this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

X(1)

10.7(d)**

Grove Investors, Inc. 2001 Stock Incentive Plan (filed as Exhibit 99.1 to the company’s Registration Statement on Form S-8, filed on September 13, 2002 (Registration No. 333-99513) and incorporated herein by reference).

10.7(e)**

The Manitowoc Company, Inc. 2004 Non-Employee Director Stock and Award Plan, as amended on December 17, 2008, effective January 1, 2005, with such amended plan filed as Exhibit 10.7(e) to this Annual  Report on Form 10-K for the fiscal year ended December 31, 2008.

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

10.12

Amended and Restated Receivable Purchase Agreement among Manitowoc Funding , LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 on the company’s Current Report on Form 8-K dated as of December 22, 2006 and incorporated herein by reference) as amended on August 15, 2007 with such amendment filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

10.13

Purchase Agreement, dated as of August 1, 2008, by and among The Manitowoc Company, Inc., MMG Holding Co., LLC, Fincantieri-Cantieri Navali Italiani S.p.A. and Fincantieri Marine Group Holdings Inc. (filed as Exhibit 2.1 to the company’s Report on Form 8-K dated as of August 1, 2008 and incorporated herein by reference).

10.14

Amendment No. 1 to the Purchase Agreement , dated as of December 31, 2008, by and among The Manitowoc Company, Inc., MMG Holding Co., LLC, Fincantieri-Cantieri Navali Italiani S.p.A. and Fincantieri Marine Group Holdings Inc.

X(1)

11	Statement regarding computation of basic and diluted earnings per share (see Note 13 to the 2007 Consolidated Financial Statements included herein).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

(1)   Filed Herewith

(2)   Furnished Herewith

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such documents.

** Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.