Form 10-Q
period 2009-03-31
MANITOWOC CO INC
filed 2009-05-11
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2009, the most recent practicable date, was 130,351,394.

Item 1.  Financial Statements

PART I.  FINANCIAL INFORMATION

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended March 31,
	2009	2008
Net sales	$1,027.6	$988.5

Costs and expenses:
Cost of sales	822.5	745.7
Engineering, selling and administrative expenses	134.0	108.5
Asset impairments	700.0	—
Restructuring expense	4.4	—
Integration expense	1.5	—
Amortization expense	8.3	1.7
Total operating costs and expenses	1,670.7	855.9
Earnings (loss) from operations	(643.1)	132.6

Other income (expenses):
Interest expense	(48.9)	(6.7)
Other income, net	2.0	7.3
Total other income (expenses)	(46.9)	0.6

Earnings (loss) from continuing operations before taxes on income	(690.0)	133.2
Provision (benefit) for taxes on income	(61.0)	37.8
Earnings (loss) from continuing operations	$(629.0)	$95.4

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $0.4 and $2.9, respectively	(28.3)	7.3
Net earnings (loss)	$(657.3)	$102.7
Less: Net loss attributable to noncontrolling interest, net of tax	(1.0)	—
Net earnings (loss) attributable to Manitowoc	(656.3)	102.7

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	(628.0)	95.4
Earnings (loss) from discontinued operations, net of income taxes	(28.3)	7.3
Net earnings (loss) attributable to Manitowoc	(656.3)	102.7

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(4.82)	$0.74
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.22)	0.06
Earnings (loss) per share attributable to Manitowoc common shareholders	(5.04)	0.79

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(4.82)	0.72
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.22)	0.06
Earnings (loss) per share attributable to Manitowoc common shareholders	(5.04)	0.78

Weighted average shares outstanding – basic	130,159,387	129,570,449
Weighted average shares outstanding – diluted	130,159,387	132,031,918

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of March 31, 2009 and December 31, 2008

(Unaudited)

(In millions, except share data)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$154.0	$173.0
Marketable securities	2.6	2.6
Restricted cash	5.2	5.1
Accounts receivable, less allowances of $32.6 and $36.3, respectively	524.1	608.2
Inventories — net	916.3	925.3
Deferred income taxes	167.2	138.1
Other current assets	71.1	157.2
Current assets of discontinued operations	132.1	124.8
Total current assets	1,972.6	2,134.3

Property, plant and equipment — net	718.2	728.8
Goodwill	1,256.8	1,890.5
Other intangible assets — net	956.4	1,009.0
Other non-current assets	166.6	179.7
Long-term assets of discontinued operations	94.2	123.1
Total assets	$5,164.8	$6,065.4

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,032.1	$1,206.3
Short-term borrowings	214.3	182.3
Product warranties	97.7	102.0
Customer advances	48.1	48.5
Product liabilities	31.7	34.4
Current liabilities of discontinued operations	40.5	44.6
Total current liabilities	1,464.4	1,618.1
Non-Current Liabilities:
Long-term debt	2,479.4	2,473.0
Deferred income taxes	273.0	283.7
Pension obligations	50.0	48.0
Postretirement health and other benefit obligations	52.5	55.9
Long-term deferred revenue	47.4	56.3
Other non-current liabilities	205.7	228.8
Total non-current liabilities	3,108.0	3,145.7

Commitments and contingencies (Note 15)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 130,542,854 and 130,359,554 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	437.4	436.1
Accumulated other comprehensive income	17.9	68.5
Retained earnings	223.8	882.7
Treasury stock, at cost (32,633,074 and 32,816,374 shares, respectively)	(88.9)	(88.9)
Total Manitowoc stockholders’ equity	591.6	1,299.8
Noncontrolling interest	0.8	1.8
Total equity	592.4	1,301.6
Total liabilities and equity	$5,164.8	$6,065.4

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

(Unaudited, In millions)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operations:
Net earnings (loss)	$(657.3)	$102.7
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Asset impairments	700.0	—
Discontinued operations, net of income taxes	28.3	(7.3)
Depreciation	28.2	20.2
Amortization of intangible assets	8.3	1.7
Deferred income taxes	(58.2)	3.9
Loss (gain) on sale of property, plant and equipment	0.2	(1.0)
Restructuring expense	4.4	—
Other	9.3	2.1
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	75.8	(32.5)
Inventories	(4.4)	(150.2)
Other assets	98.8	36.2
Accounts payable	(105.6)	51.7
Accrued expenses and other liabilities	(143.8)	(17.7)
Net cash provided by (used for) operating activities of continuing operations	(16.0)	9.8
Net cash provided by (used for) operating activities of discontinued operations	(18.2)	2.8
Net cash provided by (used for) operating activities	(34.2)	12.6

Cash Flows from Investing:
Business acquisitions, net of cash acquired	—	(0.1)
Capital expenditures	(22.1)	(27.2)
Change in restricted cash	(0.1)	10.3
Proceeds from sale of property, plant and equipment	0.9	2.5
Purchase of marketable securities	—	(0.1)
Net cash used for investing activities of continuing operations	(21.3)	(14.6)
Net cash used for investing activities of discontinued operations	—	(0.7)
Net cash used for investing activities	(21.3)	(15.3)

Cash Flows from Financing:
Proceeds from revolving credit facility	9.9	—
Payments on long-term debt	(52.1)	(23.4)
Proceeds from long-term debt	81.5	—
Proceeds (payments) on notes financing	1.3	(1.6)
Dividends paid	(2.6)	(2.6)
Exercises of stock options, including windfall tax benefits	—	2.4
Net cash (used for) provided by financing activities	38.0	(25.2)

Effect of exchange rate changes on cash	(1.5)	9.4

Net decrease in cash and cash equivalents	(19.0)	(18.5)
Balance at beginning of period	173.0	366.8
Balance at end of period	$154.0	$348.3

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
Net earnings (loss)	$(657.3)	$102.7
Other comprehensive income (loss):
Derivative instrument fair market value adjustment - net of income taxes	(11.2)	5.5
Foreign currency translation adjustments	(39.5)	48.8

Total other comprehensive income (loss)	(50.7)	54.3

Comprehensive income (loss)	(708.0)	157.0

Comprehensive income (loss) attributable to noncontrolling interest	(1.0)	—

Comprehensive income (loss) attributable to Manitowoc	$(707.0)	$157.0

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three months ended March 31, 2009 and 2008, the cash flows for the same three-month periods, and the financial position at March 31, 2009, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2008.  The consolidated balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation as a result of the completed sale of the Marine segment to Fincantieri Marine Group Holdings Inc. on December 31, 2008.  See further detail related to the divestiture of the Marine segment at Note 3, “Discontinued Operations.”

2. Acquisitions

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

At October 27, 2008:
Cash	$56.9
Accounts receivable, net	157.9
Inventory, net	150.7
Other current assets	54.8
Current assets of discontinued operation	118.7
Total current assets	539.0
Property, plant and equipment	182.5
Intangible assets	930.0
Goodwill	1,321.7
Other non-current assets	40.9
Non-current assets of discontinued operation	337.0
Total assets acquired	3,351.1

Accounts payable	287.6
Other current liabilities	33.4
Current liabilities of discontinued operation	58.1
Total current liabilities	379.1
Long-term debt, less current portion	382.4
Other non-current liabilities	502.5
Non-current liabilities of discontinued operation	26.5
Total liabilities assumed	1,290.5
Net assets acquired	$2,060.6

Of the $930.0 million of acquired intangible assets, $371.0 million was assigned to registered trademarks and tradenames that are not subject to amortization, $165.0 million was assigned to developed technology with a weighted average useful life of 15 years, and the remaining $394.0 million was assigned to customer relationships with a weighted average useful life of 20 years.  All of the $1,321.7 million of goodwill was assigned to the Foodservice segment, none of which is expected to be deductible for tax purposes.  See further detail related to the goodwill and other intangible assets of the Enodis acquisition at Note 7, “Goodwill and Other Intangible Assets.”

The following unaudited pro forma information reflects the results of Manitowoc’s operations for the three months ended March 31, 2008 if the acquisition of Enodis had been completed on January 1, 2008. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire Enodis, amortization expense related to acquired intangible assets of Enodis, depreciation expense related to the fair value of the acquired depreciable tangible assets and the tax benefit associated with the incremental interest costs and amortization and depreciation expense. The following unaudited pro forma information includes $14.6 million of additional expense related to the fair value adjustment of inventories and excludes certain cost savings or operating synergies (or costs associated with realizing such savings or synergies) that may result from the acquisition.

Three Months Ended
(in $millions, except per share data)	March 31, 2008
Revenue
Pro forma	$1,311.7
As reported	988.5
Net Earnings
Pro forma	$68.6
As reported	102.7
Net Earnings per diluted share
Pro forma	$0.52
As reported	0.78

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what our consolidated results of operations would have been had the transaction actually occurred as of January 1, 2008 and does not purport to project our future consolidated results of operations.

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

The company has not presented pro-forma financial information for the following acquisition due to the immaterial dollar amount of the transaction and the immaterial impact on our results of operations:

On March 6, 2008, the company formed a 50% joint venture with the shareholders of Tai’An Dongyue Heavy Machinery Co., Ltd. (Tai’An Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in Tai’An City, Shandong Province, China.  The company controls 60% of the voting rights and has other rights that give it significant control over the operations of Tai’An Dongyue, and accordingly, the results of this joint venture are consolidated by the company.  On January 1, 2009, the company adopted SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements” and has reflected the new requirements in the presentation of its first quarter financial statements.  Tai’An Dongyue is our only subsidiary impacted by the new standard.  The aggregate consideration for the joint venture interest in Tai’An Dongyue was $32.5 million and resulted in $23.5 million of goodwill and $8.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Tai’An Dongyue acquisition at Note 7, “Goodwill and Other Intangible Assets.”

3. Discontinued Operations

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.  This transaction allows the company to focus its financial assets and managerial resources on the growth of its increasingly global Crane and Foodservice businesses.  The company reported the Marine segment as a discontinued operation for the March 31, 2008 results of operations and cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The following selected financial data of the Marine segment for the three months ended March 31, 2009 and 2008 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008

Net sales	$—	$88.4

Pretax earnings (loss) from discontinued operation	$(0.6)	$10.2
Provision (benefit) for taxes on earnings (loss)	(0.2)	2.9
Net earnings (loss) from discontinued operation	$(0.4)	$7.3

In addition to the former Marine segment, the company has classified the Enodis ice and related businesses as discontinued in compliance with SFAS No. 144.

In order to secure clearance for the acquisition of Enodis from various regulatory authorities including the European Commission and the United States Department of Justice, Manitowoc agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  The businesses that will be sold are operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses were treated as standalone operations, in competition with Manitowoc.  The results of these operations have been classified as discontinued operations.

In order to comply with the agreements with the European Commission and the United States Department of Justice, during the fourth quarter of 2008 we initiated a multiple step process to divest of the required businesses.  As part of our requirement to divest of these businesses, we obtained preliminary purchase offers from several potential buyers.  As we continued with the sales process throughout January and February of 2009 and preliminary purchase offers were rescinded or significantly reduced, it became apparent that the carrying value of the businesses exceeded their fair value. We therefore considered the guidance in SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recognized a non-cash charge of $175.0 million to adjust the carrying amount of the businesses to be divested to our revised estimated fair value, less costs to sell at December 31, 2008.

On March 30, 2009 the company announced that it had signed a definitive agreement to sell the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.  Subject to the receipt of governmental and regulatory approvals, the sale is expected to be completed in May 2009. The company intends to use the after-tax net proceeds of approximately $150 million to reduce a portion of the debt incurred in November 2008 to acquire Enodis, specifically the Term Loan “X” which matures in 2010. The final sale price resulted in the company recording an additional $28.8 million non-cash impairment charge to reduce the value of the Enodis ice business in the first quarter of 2009.  As a result of the impairment charge and the net earnings of the businesses to be divested of $0.9 million, the total loss from discontinued operations related to the Enodis ice businesses was $27.9 million for the three months ended March 31, 2009.

4. Financial Instruments

As discussed in Note 19, the company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008.  The following tables sets forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$3.7	$—	$—	$3.7
Total Current assets at fair value	$3.7	$—	$—	$3.7

Current Liabilities:
Foreign currency exchange contracts	$12.9	$—	$—	$12.9
Forward commodity contracts	—	4.4	—	4.4
Total Current liabilities at fair value	$12.9	$4.4	$—	$17.3

Non-current Liabilities:
Interest rate swap contracts	$13.6	$—	$—	$13.6
Total Non-current liabilities at fair value	$13.6	$—	$—	$13.6

	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$5.5	$—	$—	$5.5
Total Current assets at fair value	$5.5	$—	$—	$5.5

Current Liabilities:
Foreign currency exchange contracts	$10.7	$—	$—	$10.7
Forward commodity contracts	—	6.4	—	6.4
Total Current liabilities at fair value	$10.7	$6.4	$—	$17.1

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

As a result of our global operating and financing activities, the company is exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate and commodity price fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The forward foreign currency exchange and interest rate swap contracts and forward commodity purchase agreements are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 1 and level 2.

5. Derivative Financial Instruments

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below.  See further detail related to SFAS No. 161 at Note 19, “Recent Accounting Changes and Pronouncements.”

Manitowoc’s risk management objective is to ensure that business exposures to risk that have been identified and measured and are capable of being controlled are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures.  Operating decisions should consider associated risks and structure transactions to avoid risk whenever possible.

Use of derivative instruments should be consistent with the overall business and risk management objectives of Manitowoc.  Derivative instruments may be used to manage business risk within limits specified by Manitowoc’s Risk Policy and manage exposures that have been identified through the risk identification and measurement process, provided that they clearly qualify as “hedging” activities as defined in the Risk Policy.  Use of derivative instruments is not automatic, nor is it necessarily the only response to managing pertinent business risk.  Use is permitted only after the risks that have been identified are determined to exceed defined tolerance levels and are considered to be unavoidable.

The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and currency exchange risk.  Interest rate swap instruments are entered into to help manage the interest rate fluctuation risk.  Forward contracts on various commodities are entered into to help manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing process.  Various foreign currency instruments are entered into to help manage foreign currency risk associated with the company’s projected purchases and sales.

SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with SFAS No. 133, the company designates commodity and currency forward contracts as cash flow hedges of forecasted purchases of commodities and currencies.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  Manitowoc expects minimal ineffectiveness with respect to cash flow hedges since none of the estimated exposure will be hedged.  In the next twelve months the company estimates $22.2 million of unrealized losses related to interest rate, commodity price and currency rate hedging to be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is completed on a rolling basis for twelve and eighteen months, respectively.

As of March 31, 2009, Manitowoc had the following outstanding interest rate, commodity and currency forward contracts that were entered into as hedge forecasted transactions:

Commodity	Units Hedged	Type
Aluminum	1,985 MT	Cash Flow
Copper	511 MT	Cash Flow
Natural Gas	191,444 MMBtu	Cash Flow

Short Currency	Units Hedged	Type
Canadian Dollar	11,090,000	Cash Flow
Euro	93,570,000	Cash Flow
Japanese Yen	1,548,641,725	Cash Flow
South Korean Won	4,050,000,000	Cash Flow
Singapore Dollar	5,440,000	Cash Flow
United States Dollar	10,519,570	Cash Flow

As of March 31, 2009, the total notional amount of the company’s receive-floating/pay-fixed interest rate swaps was $1.1 billion.

For derivative instruments that are not designated as hedging instruments under SFAS No.133, the gains or losses on the derivatives are recognized in current earnings within Cost of Sales or Other income, net.

Commodity	Units Hedged	Recognized Location	Purpose
Nickel	50 MT	Cost of Sales	Nickel Purchases

Short Currency	Units Hedged	Recognized Location	Purpose
Australian Dollar	25,357,779	Other income, net	Accounts Payable and Receivable Settlement
Euro	47,853,409	Other income, net	Accounts Payable and Receivable Settlement
Singapore Dollar	5,615,000	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	15,386,861	Other income, net	Accounts Payable and Receivable Settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of March 31, 2009 was as follows:

	ASSET DERIVATIVES
	2009
	1st Quarter
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instrument under FAS 133
Foreign Exchange Contracts	Other current assets	$1.1

Total derivatives designated as hedging instruments under FAS 133		$1.1

	ASSET DERIVATIVES
	2009
	1st Quarter
	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instrument under FAS 133
Foreign Exchange Contracts	Other current assets	$2.6

Total derivatives NOT designated as hedging instruments under FAS 133		$2.6

Total asset derivatives		$3.7

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of March 31, 2009 were as follows:

	LIABILITY DERIVATIVES
	2009
	1st Quarter
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instrument under FAS 133
Foreign Exchange Contracts	Accounts payable and accrued expenses	$9.2
Interest Rate Swap Contracts	Other non-current liabilities	13.6
Commodity Contracts	Accounts payable and accrued expenses	3.7

Total derivatives designated as hedging instruments under FAS 133		$26.5

	LIABILITY DERIVATIVES
	2009
	1st Quarter
	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instrument under FAS 133
Foreign Exchange Contracts	Accounts payable and accrued expenses	$3.7
Commodity Contracts	Accounts payable and accrued expenses	0.7
Total derivatives NOT designated as hedging instruments under FAS 133		$4.4

Total liability derivatives		$30.9

The effect of derivative instruments on the consolidated statement of operations for the quarter ended March 31, 2009 and gains or losses initially recognized in other comprehensive income (OCI) in the consolidated balance sheet was as follows:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Foreign Exchange Contracts	$(5.3)	Cost of Sales	$(3.7)

Interest Rate Swap Contracts	(8.8)	Interest Expense	$(2.1)

Commodity Contracts	(2.4)	Cost of Sales	$(1.9)

Total	$(16.5)		$(7.7)

Derivatives in Statement 133 Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Commodity Contracts	Cost of Sales	(0.2)

Total		$(0.2)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Foreign Exchange Contracts	Other Income	$(0.8)

Commodity Contracts	Cost of Sales	(1.2)

Total		$(2.0)

6. Inventories

The components of inventories at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Inventories — gross:
Raw materials	$395.4	$416.0
Work-in-process	259.1	262.9
Finished goods	372.6	352.3
Total inventories — gross	1,027.1	1,031.2
Excess and obsolete inventory reserve	(75.6)	(70.1)
Net inventories at FIFO cost	951.5	961.1
Excess of FIFO costs over LIFO value	(35.2)	(35.8)
Inventories — net	$916.3	$925.3

Inventories are carried at lower of cost or market value using the first-in, first-out (FIFO) method for 88% of total inventories at March 31, 2009 and December 31, 2008.  The remainder of the inventories are costed using the last-in, first-out (LIFO) method.

7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2008 and three months ended March 31, 2009 are as follows:

	Crane	Foodservice	Total

Balance as of January 1, 2008	$271.5	$200.1	$471.6
Tai’An Dongyue acquisition	23.5	—	23.5
Enodis acquisition	—	1,393.8	1,393.8
Foreign currency impact	(9.5)	11.1	1.6
Balance as of December 31, 2008	285.5	1,605.0	1,890.5
Enodis purchase accounting adjustments	—	(72.1)	(72.1)
Asset impairments	—	(548.8)	(548.8)
Foreign currency impact	(6.3)	(6.5)	(12.8)
Balance as of March 31, 2009	$279.2	$977.6	$1,256.8

The decrease in goodwill of $72.1 million for the period ended March 31, 2009, was due to further refinement of the purchase accounting allocations associated with the acquisition of Enodis. See further discussion in Note 2, “Acquisitions.”

The company accounts for goodwill and other intangible assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however, the company performs an annual impairment at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; Foodservice Asia; and Foodservice Retail, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

During the first quarter of 2009, our stock price continued to decline as global market conditions remained depressed, the credit markets did not improve and the performance of our Crane and Foodservice segments was below our expectations.  In connection with a reforecast of expected 2009 financial results completed in early April 2009, we determined the foregoing circumstances to be indicators of potential impairment under the guidance of SFAS No. 142. Therefore, we performed the required initial (“Step One”) impairment test for each of our operating units as of March 31, 2009.  We re-performed our established method of present-valuing future cash flows, taking into account our updated projections, to determine the fair value of the reporting units.   The determination of fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. We evaluated the significant assumptions used to determine the fair value of each reporting unit, both individually and in the aggregate, and concluded they are reasonable.

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired, therefore, the company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized intangible asset impairment charges as of March 31, 2009 of $548.8 million related to goodwill and $151.2 million related to other indefinite-lived intangible assets, both within the Foodservice segment.  These non-cash impairment charges have no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There is no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million benefit associated with the other indefinite-lived intangible asset impairment.

The company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets carrying amount may not be recoverable. The company conducts its long-lived asset impairment analyses in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows. At March 31, 2009, in conjunction with the preparation of its financial statements, the company concluded triggering events occurred requiring an evaluation of the impairment of its long-lived assets due to continued weakness in global market conditions, tight credit markets and the performance of the Crane and Foodservice segments. This analysis did not indicate the potential for impairment.

We will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment.  In the event we determine that assets are impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.

As discussed in Note 2, “Acquisitions,” on October 27, 2008, the company acquired 100% of the issued and to be issued shares of Enodis plc.   Enodis is a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The aggregate purchase price of $2,060.6 million resulted in $819.0 million of identifiable intangible assets and $1,393.8 million of goodwill.  Of the $819.0 million of acquired intangible assets, $339.0 million was assigned to registered trademarks and tradenames that are not subject to amortization, $165.0 million was assigned to developed technology with a weighted average useful life of 15 years, and the remaining $315.0 million was assigned to customer relationships with a weighted average useful life of 20 years.  All of the $1,393.8 million of goodwill was assigned to the Foodservice segment.

Also discussed in Note 2, “Acquisitions,” during 2008, the company formed a 50% joint venture with the shareholders of Tai’An Dongyue for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in Tai’An City, Shandong Province, China.  The aggregate consideration for the joint venture interest in Tai’An Dongyue was $32.5 million and resulted in $23.5 million of goodwill and $8.5 million of other intangible assets being recognized by the company’s Crane segment.  The other intangible assets consist of trademarks of $1.0 million, which have an indefinite life, customer relationships of $0.9 million, which have been assigned a 10-year life, and other intangibles of $6.6 million, which consist primarily of crane manufacturing licenses and have been assigned a 10-year life.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of March 31, 2009 and December 31, 2008.

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$336.4	$—	$336.4	$458.3	$—	$458.3
Customer relationships	413.1	(9.8)	403.3	334.6	(5.5)	329.1
Patents	33.9	(16.8)	17.1	34.5	(16.5)	18.0
Engineering drawings	11.4	(5.4)	6.0	11.6	(5.4)	6.2
Distribution network	20.9	—	20.9	21.4	—	21.4
Other intangibles	184.3	(11.5)	172.8	184.9	(8.9)	176.0
	$1,000.0	$(43.5)	$956.5	$1,045.3	$(36.3)	$1,009.0

The gross carrying amount of trademarks and tradenames was reduced by $151.2 million based on the asset impairment charges as discussed above for the three months ended March 31, 2009.  In addition, in connection with the ongoing process of finalizing the completion of valuations associated with the assets acquired in the Enodis acquisition, we increased the value assigned to customer relationships by $79.0 million and the value assigned to trademarks and tradenames by $32.0 million.  Amortization expense for the three months ended March 31, 2009 and March 31, 2008 was $8.3 million and $1.7 million, respectively.  Amortization expense related to intangible assets for each of the five succeeding years is estimated to be $8.3 million per year.

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Trade accounts payable and interest payable	$537.4	$649.2
Employee related expenses	115.2	120.2
Consolidated Industries litigation reserves	16.0	72.0
Restructuring expenses	39.6	41.1
Profit sharing and incentives	68.8	67.2
Accrued rebates	35.3	45.7
Deferred revenue - current	43.1	49.5
Derivative liabilities	17.3	17.1
Miscellaneous accrued expenses	161.4	144.3
	$1,032.1	$1,206.3

9. Debt

Outstanding debt at March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31, 2009	December 31, 2008
Revolving credit facility	$52.0	$17.0
Term loan A	999.4	1,025.0
Term loan B	1,197.0	1,200.0
Term loan X	181.5	181.5
Senior notes due 2013	150.0	150.0
Other	113.8	81.8
Total debt	2,693.7	2,655.3

In April 2008, the company entered into a $2.4 billion credit agreement which was amended and restated as of August 25, 2008 to ultimately increase the size of the total facility to $2.925 billion (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.

The New Credit Agreement includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company has the option to increase the borrowing capacity of the revolving facility or Term Loan A, if agreed upon by the lenders, up to an aggregate amount of $300.0 million.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.  As of March 31, 2009, the company had outstanding $52.0 million of borrowings under the revolving facility with an interest rate of 3.7%.

Borrowings under the revolving facility, Term Loan A, and Term Loan X initially bear interest at 3.25 percent in excess of an adjusted London Interbank Offered (LIBO) rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.  Borrowings under the Term Loan B initially bear interest at 3.50 percent in excess of an adjusted LIBO rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.   The company cannot borrow under the alternate base rate option if that rate is lower than the adjusted LIBO rate.  A commitment fee of 0.50 percent per year applies to the unused portion of the revolving facility.

The New Credit Agreement contains financial covenants whereby the ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the New Credit Agreement to (b) consolidated interest expense, each for the most recent four fiscal quarters (Consolidated Interest Coverage Ratio) and the ratio of (c) consolidated indebtedness to (d) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Total Leverage Ratio), at all times must each meet certain defined limits. The minimum Consolidated Interest Coverage Ratio is required to be greater than 2.50:1.00 for fiscal quarters through March 31, 2009, 2.75:1.00 for fiscal quarters after March 31, 2009 through March 31, 2010 and greater than 3.00:1.00 thereafter.  The Consolidated Total Leverage Ratio is required to be less than 4.00:1.00 through December 30, 2009, less than 3.75:1.00 from December 31, 2009 through December 30, 2010; and less than 3.50:1.00 thereafter. The New Credit agreement also contains customary representations and warranties and events of default.

Our Senior Notes due 2013 also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require us to meet specified financial tests, which include a consolidated interest coverage ratio (calculated in a manner consistent with the New Credit Agreement) and consolidated senior leverage ratio (Senior Leverage Ratio). The Senior Leverage Ratio is required to be less than 3.00:1.00 for the life of the agreement. The ratio is calculated by comparing the total consolidated indebtedness less subordinated and consolidated EBITDA for the most recent four fiscal quarters. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

As of March 31, 2009 we were in compliance with all affirmative and negative covenants in our debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement and Senior Notes due 2013.  Based on a lower financial reforecast for our businesses completed in April, 2009, we determined that the potential for a financial covenant violation as early as the second quarter of 2009 is probable.  We have therefore begun negotiations with our banking group to obtain an amendment to our New Credit Agreement in order to avoid the potential violation.  Despite our present belief that we will obtain the amendment, we cannot provide absolute assurance that we will be able to secure any amendments to the New Credit Agreement or waivers of the covenants contained in the New Credit Agreement.  Any such amendment to the New Credit Agreement or waiver of the covenants will likely involve upfront fees, higher annual interest costs and other terms less favorable to us than those currently in the New Credit Agreement.  In the event we are not able to obtain the appropriate amendment waiver the outstanding debt under our New Credit Agreement would become due and we would need to seek alternative financing.  We cannot provide absolute assurance that we would be able to obtain alternative financing.  The failure to obtain alternative financing would have a material adverse impact on the company and raise substantial doubt about our ability to continue as a going concern.

In January 2009, the company entered into new interest rate hedging transactions related to its Term Loan A and Term Loan B facilities under the New Credit Agreement.  These hedge transactions fixed the interest rate paid for 50 percent of each of these facilities for a weighted average life of at least three years as required by the terms of the New Credit Agreement.  $512.5 million of Term Loan A was fixed at a LIBO rate plus a 3.25 basis point spread, which equals 5.39%.  $600.0 million of Term Loan B was fixed at a LIBO rate plus a 3.50 basis point spread, which equals 7.13%.  Both interest rate hedges for the Term Loan A and Term Loan B are amortizing swaps that have an aggregate weighted average life of three years.  The remaining unhedged 50 percent portions of the Term Loans A and B as well as the revolving credit facility and Term Loan X, continue to bear interest at a variable interest rate plus the applicable spread according to the New Credit Agreement.

Prior to November 6, 2008, the company borrowed from its $300.0 million Amended and Restated Credit Agreement, dated as of December 14, 2006 (Prior Credit Agreement).  Borrowings under this five year, $300 million, revolving credit facility bore interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which was based on the company’s consolidated total leverage ratio as defined by the Prior Credit Agreement.  The annual commitment fee in effect at March 31, 2008 on the unused portion of the secured revolving credit facility under the Prior Credit Agreement was 0.15%.  As of March 31, 2008, we had $47.1 million outstanding under the revolving credit facility of the Prior Credit Agreement with a weighted-average interest rate of 6.82%.

As of March 31, 2009 the company had outstanding $113.8 million of indebtedness that has a weighted-average interest rate of approximately 6.0%.  This debt includes outstanding overdraft balances in the Americas, Asia and Europe and various capital leases.

10. Accounts Receivable Securitization

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio and consolidated total leverage ratio.  As of March 31, we were in compliance with all affirmative and negative covenants inclusive of the financial covenants.  See additional discussion regarding future compliance with such covenants in Note 9, “Debt”.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at March 31, 2009 was $60.9 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segment businesses, and the program was amended in the third quarter of 2007 to increase the capacity of the program from $90.0 million to $105.0 million.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $100.0 million at March 31, 2009.

Incremental sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $15.0 million for the quarter ended March 31, 2009.  Cash collections of trade accounts receivable balances in the total receivable pool totaled $298.3 million for the quarter ended March 31, 2009.

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

	Balance outstanding March 31, 2009	Balance Outstanding 60 Days or More Past Due March 31, 2009	Net Credit Losses Year Ended March 31, 2009
Trade accounts receivable subject to securitization program	$160.9	$19.4	$—

Trade accounts receivable balance sold	100.0

Retained interest	$60.9

11.  Income Taxes

The company and its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  In March 2009, the company settled with the Wisconsin Department of Revenue on its income tax returns for the 1997 to 2005 tax years.  As a result, the company reduced its reserve for uncertain tax positions (including tax, interest, and penalties) by $10.5 million related to this audit period.  In addition, the company reduced its reserve for uncertain tax positions by $15.4 million during the quarter ended March 31, 2009 as a result of a recent tax court ruling involving another company with similar circumstances as Manitowoc that supported a position taken by Manitowoc in a prior tax filing.  In connection with these two matters, the company recognized a tax benefit of $18.6 million during the quarter ended March 31, 2009.  In August 2007, the German tax authorities began an examination of the company’s German entity’s income and trade tax returns for 2001 through 2005.  Thus far, there have been no significant developments with regard to this German examination.  In October 2008, the Internal Revenue Service began examinations of the company’s federal consolidated income tax returns for tax years 2006 and 2007 and the Enodis federal consolidated income tax returns for tax years 2006 through 2008.  There have been no significant developments with regards to either of these IRS examinations.

The company’s reserve for uncertain tax positions has decreased by $25.9 million, including interest and penalty, to $70.5 million during the quarter ended March 31, 2009.  All of the company’s unrecognized tax benefits as of March 31, 2009, if recognized, would affect the effective tax rate.

During the next 12 months, the company may record a reversal of reserve for uncertain tax positions established for certain state tax positions for which the statute of limitations may close in the range of $8.0 million to $12.0 million.  This reserve was originally recorded as part of the company’s acquisition of Enodis.

The Company also recorded valuation allowances totaling $9.5 million in certain foreign subsidiaries in which the realization of deferred tax assets was not more likely than not.

12.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
Basic weighted average common shares outstanding	130,159,387	129,570,449
Effect of dilutive securities - stock options and restricted stock	—	2,461,469
Diluted weighted average common shares outstanding	130,159,387	132,031,918

For the three months ended March 31, 2009 the total number of potential dilutive options was 0.4 million.  However, these options were not included in the computation of diluted net loss per common share for the quarter since to do so would decrease the loss per share.  For the three months ended March 31, 2008, 0.1 million common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During the three months ended March 31, 2009 and 2008, the company paid a quarterly dividend of $0.02 per outstanding common share, respectively.

13.  Stockholders’ Equity

The following is a rollforward of retained earnings and noncontrollable interest for the period ending March 31, 2009:

	Retained Earnings	Noncontrollable Interest
Balance at beginning of year	$882.7	$1.8
Net earnings (loss)	(656.3)	(1.0)
Cash dividends	(2.6)	—
Balance at end of period	$223.8	$0.8

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

Currently, the company has authorization to purchase up to 10 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) of common stock at management’s discretion.  As of March 31, 2009, the company had purchased approximately 7.6 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2009, 2008, 2007 or 2006.

14.  Stock Based Compensation

Stock based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation was $0.8 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively.  The company granted 2.3 million and 0.5 million stock options to officers, directors, including non-employee directors and employees during the three months ended March 31, 2009 and 2008, respectively.  The grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date.  All other grants become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  In addition, the company issued 0.2 million restricted shares during each of the three month periods ended March 31, 2009 and 2008.  The restrictions on all shares of restricted stock expire on the third anniversary of the grant date.

15.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated remaining cost to complete the clean up of this site is approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at March 31, 2009 is $0.8 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

As of March 31, 2009, the company also held reserves for environmental matters related to Enodis locations of approximately $1.3 million and at another location of approximately $0.6 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of March 31, 2009, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of March 31, 2009, the largest self-insured retention level currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheets at March 31, 2009, were $31.7 million; $8.5 million was reserved specifically for actual cases and $23.2 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2009 and December 31, 2008, the company had reserved $118.6 million and $123.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

In conjunction with the Enodis acquisition, the company assumed the responsibility to address outstanding and future legal actions.  At the time of acquisition, the only significant unresolved claimed legal matter involved a former subsidiary of Enodis, Consolidated Industries Corporation (Consolidated).  Enodis sold Consolidated to an unrelated party in 1998. Shortly after the sale, Consolidated commenced bankruptcy proceedings.  Subsequently, the appointed bankruptcy trustee asserted a variety of bankruptcy and equitable claims seeking recovery in the United States Bankruptcy Court for the Northern District of Indiana.  On January 7, 2003, the United States District Court entered a partial summary judgment against Enodis and on July 28, 2004, the Bankruptcy Court also issued an opinion against Enodis.  On October 31, 2006, the District Court upheld the rulings of the Bankruptcy Court and the certain judgments against Enodis.  Both Enodis and the trustee appealed the court’s judgments to the United States Court of Appeals for the Seventh Circuit.  On September 2, 2008, the Seventh Circuit Court of Appeals entered an order affirming in part, reversing in part, and remanding in part the judgments previously entered by the Bankruptcy Court and the District Court.

As a result of the ruling by the Seventh Circuit Court of Appeals, the District Court assigned the case to a Magistrate Judge in the Northern District of Indiana to conduct a settlement conference which began on December 10, 2008.  As of December 31, 2008, the company had accrued $72.0 million related to this matter.  In February of 2009, a Settlement Agreement was reached in the Consolidated matter and the company agreed to a settlement amount of $69.5 million plus interest from February 1, 2009 when the Settlement Agreement was approved by the Bankruptcy Court.  In March of 2009, the company made an initial payment $56.0 million.  In addition, both parties mutually agreed to the remaining balance, along with interest, of approximately $14.0 million which was paid out in early April.

The company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution is not expected to have a material adverse effect on the company’s financial condition, results of operations, or cash flows.

16. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at March 31, 2009 and December 31, 2008 was $90.5 million and $105.8 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at March 31, 2009 and December 31, 2008 was $101.1 million and $105.1 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2013.

During the three months ended March 31, 2009 and 2008, the company sold $2.5 million and $0.0 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions are reflected as financing activities in the Consolidated Statements of Cash Flows.  During the three months ended March 31, 2009, the customers have paid $1.2 million of the notes to the third party financing companies.  As of March 31, 2009, the outstanding balance of the notes receivables guaranteed by the company was $15.7 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the three months ended March 31, 2009 and 2008.

	2009	2008
Balance at beginning of period	$123.5	$91.1
Accruals for warranties issued during the period	16.0	11.9
Settlements made (in cash or in kind) during the period	(19.6)	(12.5)
Currency translation	(1.3)	3.7
Balance at end of period	$118.6	$94.2

17. Employee Benefit Plans

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

The components of periodic benefit costs for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$0.2	$0.5	$0.2	$—	$0.5	$0.2
Interest cost of projected benefit obligations	2.6	2.6	0.9	1.8	0.9	0.8
Expected return on plan assets	(2.4)	(2.4)	—	(1.7)	(0.8)	—
Amortization of actuarial net (gain) loss	0.1	—	—	—	—	—
Net periodic benefit costs	$0.5	$0.7	$1.1	$0.1	$0.6	$1.0
Weighted average assumptions:
Discount rate	6.20%	5.5 – 6.5%	6.2 – 7.25%	6.50%	5.5 - 5.8%	5.75%
Expected return on plan assets	5.75 - 6.5%	4.0 - 6.25%	N/A	5.90%	0.0 - 6.1%	N/A
Rate of compensation increase	N/A	2.0 – 8.0%	N/A	N/A	0.0 – 4.4%	N/A

The three U.S. pension plans had benefit accruals frozen during 2003.  In conjunction with the Enodis acquisition (see Note 2), and effective as of December 31, 2008, the company merged all but one of the Enodis U.S. pension plans into the Manitowoc U.S. merged pension plan.  The unmerged plan continues to accrue benefits for the enrolled participants, while the remaining merged plans had benefit accruals frozen prior to the merger of the plans.  Effective January 1, 2007, the company merged all Manitowoc U.S. pension plans together and made a contribution of $27.2 million that is expected to fully fund the ongoing pension liability.  The company also changed its investment policy to more closely align the interest rate sensitivity of its pension assets with the corresponding liabilities.  The resulting asset allocation is approximately 10% equities and 90% fixed income.  This funding and change in allocation removed a significant portion of the U.S. pension’s volatility arising from unpredictable changes in interest rates and the equity markets.  This decision will protect the company’s balance sheet as well as support its goal of minimizing unexpected future pension cash contributions based upon the new provisions of the Pension Protection Act and protect our employees’ benefits.  It is anticipated that the underlying plan asset allocations will be conformed during the integration process.

18. Restructuring

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily in response to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted our tower crane product sales.  As a result of the continued worldwide decline in crane sales during the first quarter of 2009 the company recorded an additional $4.4 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  The reduction in the Crane segment workforce through March 31, 2009 involved approximately 2,200 employees.

As of March 31, 2009, $0.4 million of benefit payments had been made with respect to the workforce reductions.  All restructuring activities are expected to be completed by December 31, 2009.

The following table summarizes the total expected costs and costs incurred for all restructuring activities related to the Crane segment:

	Total	Costs Paid	Costs Paid
As of March 31, 2009 (in millions)	Reserve	During the Period	To Date

Involuntary employee terminations and related costs	$26.1	$(0.4)	$(0.4)

19. Recent Accounting Changes and Pronouncements

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The company did not adopt early and is currently evaluating the impact this statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The company did not adopt early and is currently evaluating the impact this statement will have on its financial position and results of operations.

 In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The company is currently evaluating the impact this statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see below paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about the type of plan assets held in a defined benefit pension or other postretirement plan.  This statement is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this statement is not expected to have a material impact on the company’s financial position or results of operations.

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

20. Subsidiary Guarantors of Senior Notes due 2013

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

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$500.3	$675.6	$(148.3)	$1,027.6
Costs and expenses:
Cost of sales	—	407.7	563.1	(148.3)	822.5
Engineering, selling and administrative expenses	12.8	32.8	88.4	—	134.0
Asset impairments	—	—	700.0	—	700.0
Restructuring expense	—	0.2	4.2	—	4.4
Amortization expense	—	0.5	7.8	—	8.3
Integration expense	—	1.3	0.2	—	1.5
Equity in (earnings) loss of subsidiaries	620.7	(3.2)	—	(617.5)	—
Total costs and expenses	633.5	439.3	1,363.7	(765.8)	1,670.7

Operating earnings (loss) from continuing operations	(633.5)	61.0	(688.1)	617.5	(643.1)

Other income (expenses):
Interest expense	(45.4)	(0.9)	(2.6)	—	(48.9)
Management fee income (expense)	11.2	(9.0)	(2.2)	—	—
Other income (expense)-net	20.0	(4.6)	(13.4)	—	2.0
Total other expenses	(14.2)	(14.5)	(18.2)	—	(46.9)

Earnings (loss) from continuing operations before taxes on earnings	(647.7)	46.5	(706.3)	617.5	(690.0)
Provision (benefit) for taxes on earnings	8.6	(13.9)	(55.7)	—	(61.0)
Earnings (loss) from continuing operations	(656.3)	60.4	(650.6)	617.5	(629.0)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.4)	(27.9)	—	(28.3)
Net earnings (loss)	(656.3)	60.0	(678.5)	617.5	(657.3)
Less: Net loss attributable to noncontrolling interest	—	—	(1.0)	—	(1.0)
Net earnings (loss) attributable to Manitowoc	$(656.3)	$60.0	$(677.5)	$617.5	$(656.3)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$516.7	$602.2	$(130.4)	$988.5
Costs and expenses:
Cost of sales	—	407.5	468.6	(130.4)	745.7
Engineering, selling and administrative expenses	12.4	44.3	51.8	—	108.5
Amortization expense	—	0.5	1.2	—	1.7
Equity in (earnings) loss of subsidiaries	(91.1)	(2.7)	—	93.8	—
Total costs and expenses	(78.7)	449.6	521.6	(36.6)	855.9

Operating earnings (loss) from continuing operations	78.7	67.1	80.6	(93.8)	132.6

Other income (expenses):
Interest expense	(3.0)	(0.9)	(2.8)	—	(6.7)
Management fee income (expense)	11.3	(11.2)	(0.1)	—	—
Other income (expense)-net	20.8	(0.6)	(12.9)	—	7.3
Total other expenses	29.1	(12.7)	(15.8)	—	0.6

Earnings (loss) from continuing operations before taxes on earnings	107.8	54.4	64.8	(93.8)	133.2
Provision (benefit) for taxes on earnings	5.1	15.6	17.1	—	37.8
Earnings (loss) from continuing operations	102.7	38.8	47.7	(93.8)	95.4

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	7.3	—	—	7.3
Net earnings (loss)	102.7	46.1	47.7	(93.8)	102.7
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net earnings (loss) attributable to Manitowoc	$102.7	$46.1	$47.7	$(93.8)	$102.7

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of March 31, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$26.2	$17.5	$110.3	$—	$154.0
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.2	—	—	—	5.2
Accounts receivable — net	6.9	117.9	399.3	—	524.1
Inventories — net	—	309.2	607.1	—	916.3
Deferred income taxes	74.6	—	92.6	—	167.2
Other current assets	14.0	13.0	44.1	—	71.1
Current assets of discontinued operations	—	—	132.1	—	132.1
Total current assets	129.5	457.6	1,385.5	—	1,972.6

Property, plant and equipment — net	11.9	222.6	483.7	—	718.2
Goodwill	—	278.7	978.1	—	1,256.8
Other intangible assets — net	—	69.1	887.3	—	956.4
Other non-current assets	131.3	12.7	22.6	—	166.6
Long-term assets of discontinued operations	—	—	94.2	—	94.2
Investment in affiliates	3,387.5	24.9	—	(3,412.4)	—
Total assets	$3,685.6	$1,065.6	$3,826.0	$(3,412.4)	$5,164.8

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$86.0	$274.7	$671.4	$—	$1,032.1
Short-term borrowings and current portion of long-term debt	114.5	—	99.8	—	214.3
Customer advances	—	23.6	24.5	—	48.1
Product warranties	—	38.5	59.2	—	97.7
Product liabilities	—	21.6	10.1	—	31.7
Current liabilities of discontinued operations	—	—	40.5	—	40.5
Total current liabilities	200.5	358.4	905.5	—	1,464.4

Non-Current Liabilities:
Long-term debt, less current portion	2,440.3	—	39.1	—	2,479.4
Deferred income taxes	—	—	273.0	—	273.0
Pension obligations	9.3	3.2	37.5	—	50.0
Postretirement health and other benefit obligations	51.7	—	0.8	—	52.5
Intercompany	357.1	(1,983.8)	1,626.7	—	—
Long-term deferred revenue	—	3.8	43.6	—	47.4
Other non-current liabilities	34.3	17.8	153.6	—	205.7
Total non-current liabilities	2,892.7	(1,959.0)	2,174.3	—	3,108.0

Stockholders’ equity	592.4	2,666.2	746.2	(3,412.4)	592.4

Total liabilities and stockholders’ equity	$3,685.6	$1,065.6	$3,826.0	$(3,412.4)	$5,164.8

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2008

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2.1	$60.6	$110.3	$—	$173.0
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	—	—	5.1
Accounts receivable — net	0.3	127.6	480.3	—	608.2
Inventories — net	—	286.5	638.8	—	925.3
Deferred income taxes	53.5	—	84.6	—	138.1
Other current assets	95.9	12.4	48.9	—	157.2
Current assets of discontinued operations	—	—	124.8	—	124.8
Total current assets	159.5	487.1	1,487.7	—	2,134.3

Property, plant and equipment — net	11.5	226.9	490.4	—	728.8
Goodwill	—	278.7	1,611.8	—	1,890.5
Other intangible assets — net	—	69.6	939.4	—	1,009.0
Deferred income taxes	25.0	—	(25.0)	—	—
Other non-current assets	143.1	12.8	23.8	—	179.7
Long-term assets of discontinued operations	—	—	123.1	—	123.1
Investment in affiliates	2,460.0	23.6	—	(2,483.6)	—
Total assets	$2,799.1	$1,098.7	$4,651.2	$(2,483.6)	$6,065.4

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$66.6	$319.5	$820.2	$—	$1,206.3
Short-term borrowings and current portion of long-term debt	114.6	—	67.7	—	182.3
Customer advances	—	23.6	24.9	—	48.5
Product warranties	—	40.2	61.8	—	102.0
Product liabilities	—	23.3	11.1	—	34.4
Current liabilities of discontinued operations	—	—	44.6	—	44.6
Total current liabilities	181.2	406.6	1,030.3	—	1,618.1

Non-Current Liabilities:
Long-term debt, less current portion	2,458.8	—	14.2	—	2,473.0
Deferred income taxes	—	—	283.7	—	283.7
Pension obligations	9.6	3.2	35.2	—	48.0
Postretirement health and other benefit obligations	51.6	—	4.3	—	55.9
Intercompany	(1,248.7)	(1,156.2)	2,404.9	—	—
Long-term deferred revenue	—	9.5	46.8	—	56.3
Other non-current liabilities	46.8	16.3	165.7	—	228.8
Total non-current liabilities	1,318.1	(1,127.2)	2,954.8	—	3,145.7

Stockholders’ equity	1,299.8	1,819.3	666.1	(2,483.6)	1,301.6

Total liabilities and stockholders’ equity	$2,799.1	$1,098.7	$4,651.2	$(2,483.6)	$6,065.4

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	(620.5)	1.2	(14.2)	617.5	(16.0)
Cash provided by (used for) operating activities of discontinued operations	—	(0.4)	(17.8)	—	(18.2)
Net cash provided by (used for) operating activities	$(620.5)	$0.8	$(32.0)	$617.5	$(34.2)

Cash Flows from Investing:
Capital expenditures	(0.8)	(7.0)	(14.3)	—	(22.1)
Restricted cash	(0.1)	—	—	—	(0.1)
Proceeds from sale of property, plant and equipment	—	0.2	0.7	—	0.9
Intercompany investments	666.8	(38.7)	(10.6)	(617.5)	—
Net cash provided by (used for) investing activities	665.9	(45.5)	(24.2)	(617.5)	(21.3)

Cash Flows from Financing:
Proceeds from long-term debt	—	—	81.5	—	81.5
Payments on long-term debt	(28.6)	—	(23.5)	—	(52.1)
Proceeds on revolving credit facility—net	9.9	—	—	—	9.9
Proceeds (payments) on notes financing—net	—	1.6	(0.3)	—	1.3
Dividends paid	(2.6)	—	—	—	(2.6)
Net cash provided by (used for) financing activities	(21.3)	1.6	57.7	—	38.0

Effect of exchange rate changes on cash	—	—	(1.5)	—	(1.5)

Net increase (decrease) in cash and cash equivalents	24.1	(43.1)	—	—	(19.0)

Balance at beginning of period	2.1	60.6	110.3	—	173.0
Balance at end of period	$26.2	$17.5	$110.3	$—	$154.0

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	172.5	36.9	(106.0)	(93.6)	9.8
Cash provided by (used for) operating activities of discontinued operations	—	2.8	—	—	2.8
Net cash provided by (used for) operating activities	$172.5	$39.7	$(106.0)	$(93.6)	$12.6

Cash Flows from Investing:
Business acquisitions, net of cash acquired	—	—	(0.1)	—	(0.1)
Capital expenditures	(0.2)	(17.4)	(9.6)	—	(27.2)
Restricted cash	10.5	—	(0.2)	—	10.3
Proceeds from sale of property, plant and equipment	—	2.5	—	—	2.5
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(185.4)	(17.4)	109.0	93.6	—
Net cash provided by (used for) investing activities of continuing operations	(175.1)	(32.3)	99.1	93.6	(14.6)
Net cash used for investing activities of discontinued operations	—	(0.7)	—	—	(0.7)
Net cash provided by (used for) investing activities	(175.1)	(33.0)	99.1	93.6	(15.3)

Cash Flows from Financing:
Payments on long-term debt	—	—	(23.4)	—	(23.4)
Payments on notes financing - net	—	—	(1.6)	—	(1.6)
Dividends paid	(2.6)	—	—	—	(2.6)
Exercises of stock options	2.4	—	—	—	2.4
Net cash provided by (used for) financing activities	(0.2)	—	(25.0)	—	(25.2)

Effect of exchange rate changes on cash	—	—	9.4	—	9.4

Net increase (decrease) in cash and cash equivalents	(2.8)	6.7	(22.4)	—	(18.5)

Balance at beginning of period	195.0	25.2	146.7	—	366.8
Balance at end of period	$192.2	$32.0	$124.2	$—	$348.3

21.  Business Segments

As a result of the decision to sell the Marine segment in the fourth quarter of 2008, the company’s Unaudited Consolidated Financial Statements, accompanying notes and other information provided in this Form 10-Q reflect the Marine segment as a discontinued operation for the results of operations and cash flows for the three months ending March 31, 2008.

The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has two reportable segments: Crane and Foodservice. The company has not aggregated individual operating segments within these reportable segments.  Net sales and earnings from operations by segment are summarized as follows:

	Three Months Ended March 31,
	2009	2008
Net sales:
Crane	$672.9	$884.4
Foodservice	354.7	104.1
Total net sales	$1,027.6	$988.5
Earnings from operations:
Crane	$55.0	$133.0
Foodservice	20.7	12.2
Corporate expense	(12.9)	(12.6)
Asset impairments	(700.0)	—
Restructuring expense	(4.4)	—
Integration expense	(1.5)	—
Operating earnings from operations	$(643.1)	$132.6

Crane segment operating earnings for the three months ended March 31, 2009 and 2008 includes amortization expense of $1.5 million and $1.7 million, respectively.  Foodservice segment operating earnings for the three months ended March 31, 2009 and 2008 includes amortization expense of $6.8 million and $0.1 million, respectively.  The asset impairment charges related solely to the Foodservice segment.

As of March 31, 2009 and December 31, 2008, the total assets by segment were as follows:

	March 31, 2009	December 31, 2008
Crane	$2,115.6	$2,223.7
Foodservice	2,666.4	3,389.4
Corporate	382.8	452.3
Total	$5,164.8	$6,065.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended March 31,
	2009	2008
Net sales:
Crane	$672.9	$884.4
Foodservice	354.7	104.1
Total	$1,027.6	$988.5

Consolidated net sales for the three months ended March 31, 2009 increased 4.0% to $1.0 billion, from $988.5 million for the same period in 2008.  The increase in sales versus the prior year is primarily due to the Enodis acquisition in the Foodservice segment during the fourth quarter of 2008.  Partially offsetting this increase is the decline in sales in the Crane segment as the demand for cranes continues to be negatively impacted by the slowdown of the world economy and the negative impact of the translation effect of foreign currency exchange rate changes primarily due to the strength of the U.S. Dollar relative to the Euro, British Pound and Chinese and Australian currencies.

Net sales from the Crane segment for the three months ended March 31, 2009 decreased 23.9% to $672.9 million versus $884.4 million for the three months ended March 31, 2008.  From a product-line standpoint, the lower sales were driven mainly by a decreased volume of tower cranes and to a smaller extent a decrease in sales of rough terrain cranes and in our aftermarket parts and service business.  However, Crane sales benefited from increased sales in all-terrain and crawler cranes as there continues to be demand for infrastructure projects and energy-related projects such as wind power and power plant construction.

For the three months ended March 31, 2009 versus the same period in 2008, the weaker Euro currency compared to the U.S. Dollar had an unfavorable impact on crane sales of approximately $71.3 million.  As of March 31, 2009, total Crane segment backlog was $1.4 billion, a 28.3% decrease over the December 31, 2008 backlog of $1.9 billion and a 57.1% decrease over the March 31, 2008 backlog of $3.3 billion.  The drop in the backlog level at March 31, 2009, reflects lower amount of orders received worldwide and across most of the crane product lines.  Although the net-negative order flow driven by backlog cancellations has stabilized to net positive orders in April 2009.  We believe the overall market conditions remain volatile and cannot be assured of the continuing improvement.

Net sales from the Foodservice segment increased 240.9% or $250.6 million to $354.7 million for the three months ended March 31, 2009 versus $104.1 million for the three months ended March 31, 2008.  The sales increase during the quarter was driven by the $285.3 million in net sales from the Enodis business.  Excluding the sales from Enodis, sales would have decreased $21.8 million or 26.6%.  The lower sales are due to a decrease sales in the ice, beverage and refrigeration product lines as the weak global economy continues to negatively impact the growth of new restaurant and commercial foodservice facilities worldwide.  Partially offsetting the overall sales increase was an unfavorable impact of foreign currency exchange rate changes of $19.5 million.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended
	March 31,
	2009	2008
Earnings from operations:
Crane	$55.0	$133.0
Foodservice	20.7	12.2
General corporate expense	(12.9)	(12.6)
Asset impairments	(700.0)	—
Restructuring expense	(4.4)	—
Integration expense	(1.5)	—
Total	$(643.1)	$132.6

Consolidated gross profit for the three months ended March 31, 2009 was $205.1 million, a decrease of $37.7 million as compared to the $242.8 million of consolidated gross profit for the same period in 2008.  This decrease was a result of significantly lower gross profit in the Crane segment primarily due to lower sales volumes, increased manufacturing unabsorbed overhead costs and an unfavorable translation effect of foreign currency exchange rate changes.  For the three months ended March 31, 2009 versus the same period in 2008, the Crane segment gross profit declined by $101.1 million.  The weaker Euro currency compared to the U.S. Dollar had an unfavorable impact on gross profit of approximately $13.7 million.  The gross profit decrease from the three months ended March 31, 2009, as compared to last year, was partially offset by favorable product price increases and factory cost reductions.

For the three months ended March 31, 2009, the Foodservice segment gross profit increased approximately $63.3 million versus the same period last year.  The key driver for the increase was the inclusion of the Enodis gross profit of $70.7 million for the three months ended March 31, 2009.  Partially offsetting this increase was the unfavorable impact of the stronger U.S. Dollar versus other foreign currencies of $19.5 million.

Engineering, selling and administrative (ES&A) expenses for the first quarter of 2009 increased approximately $25.6 million to $134.0 million versus $108.4 million for the first quarter of 2008.  This increase was driven by the Foodservice segment due to the inclusion of the Enodis ES&A expenses of $51.4 million in the first quarter of 2009.  Partially offsetting the overall increase in ES&A expenses was the lower Crane segment ES&A expenses of $23.1 million as a result of lower headcount, travel and professional fees.  In addition, the stronger U.S. Dollar currency versus the Euro currency had a favorable impact of a $5.2 million reduction in ES&A expenses.

For the three months ended March 31, 2009, the Crane segment reported operating earnings of $55.0 million compared to $133.0 million for the three months ended March 31, 2008.  Operating earnings of the Crane segment were unfavorably affected by decreased volume across all regions, higher raw material costs, lower factory efficiencies and an unfavorable translation effect of foreign currency exchange rate changes.  As a result, operating margin for the three months ended March 31, 2009 was 8.4% versus 15.2% for the three months ended March 31, 2008. Operating earnings for the Crane segment were favorably impacted by appropriate pricing initiatives in the second half of 2008 and tightly controlled ES&A expenses during the first quarter of 2009.

For the three months ended March 31, 2009, the Foodservice segment reported operating earnings of $20.6 million compared to $12.2 million for the three months ended March 31, 2008.   The primary reason for the increase in operating earnings for the quarter was the inclusion of the Enodis operating earnings of $19.2 million.  Other favorable drivers include appropriate pricing initiatives and product cost reductions.  However, excluding the impact of the Enodis results, operating earnings for the Foodservice segment decreased $10.8 million for the first quarter of 2009 versus the same period in 2008 due to the lower sales volumes across all product lines primarily as a result of a sixteen month contraction in capital spending by the restaurant industry.

For the three months ended March 31, 2009, corporate expenses were $12.9 million compared to $12.6 million for the three months ended March 31, 2008.  These increases are the result of higher professional fees offset by lower employee-related costs.

The company accounts for goodwill and other intangible assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however, the company performs an annual impairment at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane CARE; Foodservice Americas; Foodservice Europe, Middle East, and Africa; Foodservice Asia; and Foodservice Retail, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

During the first quarter of 2009, our stock price continued to decline as global market conditions remained depressed, the credit markets did not improve and the performance of our Crane and Foodservice segments was below our expectations.  In connection with a reforecast of expected 2009 financial results completed in early April 2009, we determined the foregoing circumstances to be indicators of potential impairment under the guidance of SFAS No. 142.  Therefore, we performed the required initial (“Step One”) impairment test for each of our operating units as of March 31, 2009.  We re-performed our established method of present-valuing future cash flows, taking into account our updated projections, to determine the fair value of the reporting units.   The determination of fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. We evaluated the significant assumptions used to determine the fair value of each reporting unit, both individually and in the aggregate, and concluded they are reasonable.

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired, and therefore, the Company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized intangible asset impairment charges as of March 31, 2009 of $548.8 million related to goodwill and $151.2 million related to other indefinite-lived intangible assets, both within the Foodservice segment.  These non-cash impairment charges have no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There is no tax benefit in relation to the goodwill impairment however; the company did recognize a $52.0 million benefit associated with the other indefinite-lived intangible asset impairment.

The company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets carrying amount may not be recoverable. The company conducts its long-lived asset impairment analyses in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows. At March 31, 2009, in conjunction with the preparation of its financial statements, the company concluded triggering events requiring an evaluation of the impairment of its long-lived assets due to continued weakness in global market conditions, tight credit markets and the performance of the Crane and Foodservice segments. This analysis did not indicate the potential for impairment.

We will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment.  In the event we determine that assets are impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily in response to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted our tower crane product sales.  As a result of the continued worldwide decline in crane sales during the first quarter of 2009 the company recorded an additional $4.4 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  See further detail related to the restructuring expenses at Note 18, “Restructuring”.

The company is engaged in a number of integration activities associated with the Enodis acquisition.  For the three months ended March 31, 2009, integration expenses were approximately $1.5 million.  Integration expenses include only costs directly associated with the integration such as costs related to outside vendors or services, costs of employees who have been assigned full-time to integration activities, and travel related expenses.

Analysis of Non-Operating Income Statement Items

Interest expense for the first quarter of 2009 was $48.9 million versus $6.7 million for the first quarter ended March 31, 2008.  The increase is the result of three months of additional interest expense related to the New Credit Agreement of $2,925.0 million which became effective on August 25, 2008 and was drawn upon on November 6, 2008, in order to fund our purchase of Enodis.  See further detail on the New Credit Agreement at Note 9, “Debt”.

Other income, net for the first three months of 2009 was $2.1 million versus $7.3 million for the same period ended March 31, 2008.  This decrease is primarily the result of a decrease in interest income as a result of lower cash balances during the first three months of 2009 versus the same period last year.  Another driver for the decrease was the smaller foreign currency gains reflecting a stronger U.S. Dollar against the Euro, British Pound and Chinese and Australian currencies and its effect on net monetary assets that are denominated in those currencies.

The out tax rate for the three months ended March 31, 2009 was favorably impacted by the reversal of two reserves for uncertain tax positions as discussed in Note 11, “Income Taxes”.  These reversals resulted in a discrete tax benefit of $18.6 million.  Partially offsetting this tax benefit was the impact of additional valuation allowances totaling $9.5 million that were recorded in certain foreign subsidiaries where it was more likely than not that deferred tax assets would not be realized.  The goodwill impairment of $548.8 million is not tax deductible and thus had an unfavorable impact on the out tax rate.  The write-down of the trademarks of $151.2 million had an associated deferred tax liability of $52.0 million which resulted in no impact on the out tax rate.  The decline in the out tax rate was also due to the decrease in income before taxes, as the level of permanent difference items while relatively consistent between years, had a proportionately greater impact on the effective tax rate based on lower pre-tax income.  As a result, the tax rate for the three months ended March 31, 2009 ended at 8.8% as compared to 28.4% for the three months ended March 31, 2008.  Both the 2009 and 2008 quarters were also favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

The results from discontinued operations were a loss of $28.3 million and earnings of $7.3 million, net of income taxes, for the three months ended March 31, 2009 and 2008, respectively.  The 2009 loss relates to the results of operations of the Enodis ice businesses classified as held-for-sale and the former Marine segment sold on December 31, 2008.  The ice-machine operations of Enodis generated an operating loss of $27.9 million after including the goodwill impairment charge of $28.8 million.  The loss for the Marine segment of $0.4 million related to final sale price adjustments.  The 2008 earnings from discontinued operations related to the results of operations from the Marine segment.

For the three months ended March 31, 2009, a net loss attributable to a noncontrolling interest of $1.0 million was recorded in relation to our 50% joint venture with the shareholders of TaiAn Dongyue.  There was no expense recorded in the same period of 2008.  See further detail related to the joint venture at Note 2, “Acquisitions.”

Financial Condition

First Three Months of 2009

Cash and cash equivalents balance as of March 31, 2009 totaled $154.0 million, which was a decrease of $19.0 million from the December 31, 2008 balance of $173.0 million.  Cash flow provided by operating activities of continuing operations for the first three months of 2009 was a use of cash of $16.0 million compared to cash provided of $9.8 million for the first three months of 2008.  During the first three months of 2009, the cash flow from operating activities of continuing operations was primarily impacted by the overall slowdown of business activity for both segments which favorably reduced the accounts receivable but also unfavorably decreased accounts payable balances.  In addition, cash flow was positively impacted by a decrease in other assets as a U.S. income tax refund of $75.9 million was received during the quarter and was negatively impacted by the reduction of other liabilities as a payment of $56.0 million was made for the settlement of a legacy Enodis long-standing non-operational legal matter.  See further detail related to the legal settlement at Note 15, “Contingencies and Significant Estimates”.

Capital expenditures during the first three months of 2009 were $22.1 million versus $27.2 million during the first three months of 2008.  The majority of the capital expenditures are related to capacity expansion projects and ERP implementation costs for the Crane segment and machinery and equipment purchases for the Foodservice segment.

First Three Months of 2008

Cash and cash equivalents balance as of March 31, 2008 was $350.2 million, which was a reduction of $16.2 million from the December 31, 2007 balance of $366.4 million.  Cash flow from operations for the first three months of 2008 was $12.6 million.  Cash flow for the first three months of 2008 was driven by $102.7 million of net earnings.  Cash flow from operations was negatively impacted by an increase in inventory of $156.1 million and an increase in accounts receivable of $34.5 million.  The increase in inventory was due to higher order backlog and an increase in sales volumes, both in the Crane segment.  The increase in accounts receivable was driven primarily by an increase in sales volumes.  Accounts payable, accrued expenses, other assets and liabilities, and non-cash items positively impacted cash flow from operations by $99.7 million.  This increase was driven primarily by an increase in accounts payable related to the increase in inventory in the Crane segment.

On March 6, 2008, the company formed a 50% joint venture with the shareholders of TaiAn Dongyue Heavy Machinery Co., Ltd. (TaiAn Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The cash flow impact of this acquisition is included in business acquisition, net of cash acquired, within the cash flow from investing section of the Consolidated Statement of Cash Flows.

Capital expenditures during the first quarter of 2008 were $27.2 million.  A majority of the capital expenditures are related to general factory improvements, machinery and tooling purchases, and costs related to the implementation of an ERP system in our Crane segment

Liquidity and Capital Resources

Outstanding debt at March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31, 2009	December 31, 2008
Revolving credit facility	$52.0	$17.0
Term loan A	999.4	1,025.0
Term loan B	1,197.0	1,200.0
Term loan X	181.5	181.5
Senior notes due 2013	150.0	150.0
Other	113.8	81.8
Total debt	2,693.7	2,655.3

On October 27, 2008, we completed our acquisition of Enodis, a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The $2.7 billion acquisition, inclusive of the purchase of outstanding shares and rights to shares, acquired debt, the settlement of hedges related to the acquisition and transaction fees, the largest and most recent acquisition for the company, has established Manitowoc among the world’s top manufacturers of commercial foodservice equipment. With this acquisition, our Foodservice capabilities now span refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies, and allow Manitowoc to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  See further detail related to the acquisitions at Note 2, “Acquisitions.”

In order to fund the Enodis acquisition, in April 2008, the company entered into a $2.4 billion credit agreement which was amended and restated as of August 25, 2008 to ultimately increase the size of the total facility to $2.925 billion (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.  Prior to November 6, 2008, the company borrowed from its $300.0 million Amended and Restated Credit Agreement, dated as of December 14, 2006.

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

Borrowings under the revolving facility Term Loan A, and Term Loan X initially bear interest at 3.25 percent in excess of an adjusted London Interbank Offered (LIBO) rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.  Borrowings under the Term Loan B initially bear interest at 3.50 percent in excess of an adjusted LIBO rate as defined in the New Credit Agreement, or 1.50 percent in excess of an alternate base rate, at the company’s option.  The company cannot borrow under the alternate base rate option if that rate is lower than the adjusted LIBO rate.  A commitment fee of 0.50 percent per year applies to the unused portion revolving facility.

The New Credit Agreement contains financial covenants whereby the ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments, as defined in the New Credit Agreement (EBITDA) to (b) consolidated interest expense, each for the most recent four fiscal quarters (Consolidated Interest Coverage Ratio) and the ratio of (c) consolidated indebtedness to (d) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Total Leverage Ratio), at all times must each meet certain defined limits. The minimum Consolidated Interest Coverage Ratio is required to be greater than 2.50:1.00 for fiscal quarters through March 31, 2009, 2.75:1.00 for fiscal quarters after March 31, 2009 through March 31, 2010 and greater than 3.00:1.00 thereafter.  The Consolidated Total Leverage Ratio is required to be less than 4.00:1.00 through December 30, 2009, less than 3.75:1.00 from December 31, 2009 through December 30, 2010; and less than 3.50:1.00 thereafter. The New Credit agreement also contains customary representations and warranties and events of default.

Our Senior Notes due 2013 also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require us to meet specified financial tests, which include a consolidated interest coverage ratio and consolidated total leverage ratio. These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

As of March 31, we were in compliance with all affirmative and negative covenants in our debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement and Senior Notes due 2013.  Based on a lower financial reforecast for our businesses completed in April, 2009, we determined that the potential for a financial covenant violation as early as the second quarter of 2009 is probable.  We have therefore begun negotiations with our banking group to obtain an amendment to our New Credit Agreement in order to avoid the potential violation.  Despite our present belief that we will obtain the amendment, we cannot provide absolute assurance that we will be able to secure any amendments to the New Credit Agreement or waivers of the covenants contained in the New Credit Agreement.  Any such amendment to the New Credit Agreement or waiver of the covenants will likely involve upfront fees, higher annual interest costs and other terms less favorable to us than those currently in the New Credit Agreement.  In the event we are not able to obtain the appropriate amendment waiver, the outstanding debt under the New Credit Agreement would become due and we would need to seek alternative financing.  We cannot provide absolute assurance that we would be able to obtain alternative financing.  The failure to obtain alternative financing would have a material adverse impact on the company and raise substantial doubt about our ability to continue as a going concern.

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings, Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash transaction was approximately $120 million. The company used the cash proceeds, net of a preliminary working capital adjustment, to partially pay down the balance on the Term Loan X of approximately $118.5 million.  As of March 31, 2009 the balance of Term Loan X was $181.5 million.

The Senior Notes due 2013 are unsecured senior obligations ranking equal with our indebtedness under our Revolving Credit Facility, except that the Revolving Credit Facility is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  Interest on the Senior Notes due 2013 is payable semiannually in May and November of each year.  The Senior Notes due 2013 can be redeemed by us in whole or in part for a premium after November 1, 2008.

As of March 31, 2009, the company had outstanding $113.8 million of other indebtedness under facilities other than those established under the New Credit Agreement with a weighted-average interest rate of 6.0%. This debt includes outstanding bank overdrafts in Asia and Europe, swaps, and various capital leases.

We have entered into an accounts receivable securitization program whereby we sell certain of our domestic trade accounts receivable to a wholly owned, bankruptcy-remote, special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables. New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. We have retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against us for uncollectible receivables; however, our retained interest in the receivable pool is subordinate to the Purchaser’s interest and is recorded at fair value. The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require us to meet specified financial tests, which include the following: consolidated interest coverage ratio and consolidated total leverage ratio.  As of March 31, we were in compliance with all affirmative and negative covenants inclusive of the financial covenants.  See additional discussion regarding future compliance with such covenants in Note 9, “Debt”.

Due to a short average collection cycle of less than 60 days for such accounts receivable and our collection history, the fair value of our retained interest approximates book value. The total capacity of this facility is $105.0 million as of March 31, 2009. The accounts receivable balances sold from the special purpose subsidiary was $100.0 million at March 31, 2009. The retained interest recorded at March 31, 2009 was $60.9 million, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

In January 2009, the company entered into new interest rate hedging transactions related to its Term Loan A and Term Loan B facilities under the New Credit Agreement.  These hedge transactions fixed the interest rate paid for 50 percent of each of these facilities for a weighted average life of at least three years as required by the terms of the New Credit Agreement.  $512.5 million of Term Loan A was fixed at a LIBO rate plus a 3.25 basis point spread, which equals 5.39%.  A notional amount of Term Loan B borrowings equal to $600.0 million was fixed at a LIBO rate plus a 3.50 basis point spread, which equals 7.13%.  Both interest rate hedges for the Term Loan A and Term Loan B are amortizing swaps that have an aggregate weighted average life of three years.  The remaining unhedged 50 percent portions of the Term Loans A and B as well as the revolving credit facility and Term Loan X, continue to bear interest at a variable interest rate plus the applicable spread according to the New Credit Agreement.

Our liquidity position at March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$156.6	$175.6
Revolver borrowing capacity	348.0	383.0
AR securitization borrowing capacity	5.0	—
Less: outstanding letters of credit	(29.3)	(68.3)
Total liquidity	480.3	490.3

Recent Accounting Changes and Pronouncements

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The company did not early adopt and is currently evaluating the impact this statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The company did not early adopt and is currently evaluating the impact this statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The company is currently evaluating the impact this statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see below paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about the type of plan assets held in a defined benefit pension or other postretirement plan.  This statement is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this statement is not expected to have a material impact on the company’s financial position or results of operations.

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

Critical Accounting Policies

Our critical accounting policies have not materially changed since the 2008 Form 10-K was filed.

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

Crane—cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; unanticipated changes in global demand for high-capacity lifting equipment; the replacement cycle of technologically obsolete cranes; and demand for used equipment.

Foodservice—market acceptance of new and innovative products; weather; consolidations within the restaurant and foodservice equipment industries; global expansion of customers; the commercial ice-cube machine replacement cycle in the United States; unanticipated issues associated with refresh/renovation plans by national restaurant accounts; specialty foodservice market growth; the demand for quickservice restaurant and kiosks; future strength of the beverage industry; unanticipated issues associated with the closing of the sale of Enodis ice business; unanticipated issues that could adversely affect net proceeds Manitowoc receives upon the closing of the sale of the Enodis ice business; and in connection with the new completed acquisition of Enodis plc, potential balance sheet changes resulting from finalization of purchase accounting treatment, the ability to appropriately and timely integrate the acquisition of Enodis, the timing, price, and other terms of the divestiture of Enodis’ global ice business required by regulatory authorities, anticipated earnings enhancements, estimated cost savings and other synergies and the anticipated timing to realize those savings and synergies, estimated costs to be incurred in completing the acquisition and in achieving synergies, potential divestitures and other strategic options.

Corporate (including factors that may affect more than one of the three segments)— unanticipated issues associated with obtaining covenant relief in the Company’s credit facility changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets served by the company (including Enodis); unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on hedges in place with Manitowoc; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; issues associated with workforce reductions; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; and unanticipated changes in customer demand.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the 2008 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the period covered by this report, we made no changes which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

The company’s risk factors disclosures have not materially changed since the 2008 Form 10-K was filed.  The company’s risk factors are incorporated by reference from Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.  Exhibits

(a)   Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

March 31, 2009

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