Form 10-Q
period 2009-06-30
MANITOWOC CO INC
filed 2009-08-10
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2009, the most recent practicable date, was 130,546,654

THE MANITOWOC COMPANY, INC.

FORM 10-Q INDEX

FOR THE QUARTER ENDED JUNE 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$1,034.8	$1,191.1	$2,062.3	$2,179.6

Costs and expenses:
Cost of sales	798.0	904.0	1,620.5	1,649.7
Engineering, selling and administrative expenses	153.3	110.2	287.3	218.6
Asset impairments	—	—	700.0	—
Restructuring expense	21.5	—	25.9	—
Integration expense	2.0	—	3.5	—
Amortization expense	8.4	1.7	16.7	3.5
Total operating costs and expenses	983.2	1,015.9	2,653.9	1,871.8

Earnings (loss) from operations	51.6	175.2	(591.6)	307.8

Other income (expenses):
Amortization of deferred financing fees	(11.4)	(0.2)	(19.8)	(0.4)
Interest expense	(41.0)	(7.1)	(81.4)	(13.6)
Loss on debt extinguishment	(2.1)	—	(2.1)	—
Other income, net	4.1	0.8	6.2	8.1
Total other income (expenses)	(50.4)	(6.5)	(97.1)	(5.9)

Earnings (loss) from continuing operations before taxes on income	1.2	168.7	(688.7)	301.9
Provision (benefit) for taxes on income	(6.2)	47.6	(67.2)	85.4
Earnings (loss) from continuing operations	7.4	121.1	(621.5)	216.5

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $1.5, $5.0, $1.9 and $7.9, respectively	(3.0)	12.7	(31.4)	20.0
Loss on sale of discontinued operations, net of income taxes of $16.9 and $16.9, respectively	(23.2)	—	(23.2)	—
Net earnings (loss)	(18.8)	133.8	(676.1)	236.5
Less: Net loss attributable to noncontrolling interest, net of tax	(0.7)	(0.1)	(1.7)	(0.1)
Net earnings (loss) attributable to Manitowoc	(18.1)	133.9	(674.4)	236.6

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	8.1	121.2	(619.8)	216.6
Earnings (loss) from discontinued operations, net of income taxes	(3.0)	12.7	(31.4)	20.0
Loss on sale of discontinued operations, net of income taxes	(23.2)	—	(23.2)	—
Net earnings (loss) attributable to Manitowoc	(18.1)	133.9	(674.4)	236.6

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	0.06	0.93	(4.76)	1.67
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.02)	0.10	(0.24)	0.15
Loss on sale of discontinued operations, net of income taxes	(0.18)	—	(0.18)	—
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.14)	1.03	(5.18)	1.82

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	0.06	0.92	(4.76)	1.64
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.02)	0.10	(0.24)	0.15
Loss on sale of discontinued operations, net of income taxes	(0.18)	—	(0.18)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	(0.14)	1.01	(5.18)	1.79

Weighted average shares outstanding — basic	130,163,718	129,903,658	130,161,564	129,737,054
Weighted average shares outstanding — diluted	130,163,718	132,048,864	130,161,564	131,913,742

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of June 30, 2009 and December 31, 2008

(Unaudited)

(In millions, except share data)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$120.0	$173.0
Marketable securities	2.6	2.6
Restricted cash	5.2	5.1
Accounts receivable, less allowances of $36.5 and $36.3, respectively	513.8	608.2
Inventories — net	787.4	925.3
Deferred income taxes	159.6	138.1
Other current assets	148.6	157.2
Current assets of discontinued operations	—	124.8
Total current assets	1,737.2	2,134.3

Property, plant and equipment — net	719.4	728.8
Goodwill	1,236.3	1,890.5
Other intangible assets — net	951.7	1,009.0
Other non-current assets	189.0	179.7
Long-term assets of discontinued operations	—	123.1
Total assets	$4,833.6	$6,065.4

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$858.7	$1,206.3
Short-term borrowings	195.8	182.3
Income taxes payable	79.9	—
Product warranties	100.2	102.0
Customer advances	46.0	48.5
Product liabilities	29.9	34.4
Current liabilities of discontinued operations	—	44.6
Total current liabilities	1,310.5	1,618.1
Non-Current Liabilities:
Long-term debt	2,337.0	2,473.0
Deferred income taxes	294.2	283.7
Pension obligations	42.5	48.0
Postretirement health and other benefit obligations	54.9	55.9
Long-term deferred revenue	43.7	56.3
Other non-current liabilities	146.4	228.8
Total non-current liabilities	2,918.7	3,145.7

Commitments and contingencies (Note 15)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 130,546,654 and 130,359,554 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	438.1	436.1
Accumulated other comprehensive income	50.1	68.5
Retained earnings	203.1	882.7
Treasury stock, at cost (32,629,274 and 32,816,374 shares, respectively)	(88.4)	(88.9)
Total Manitowoc stockholders’ equity	604.3	1,299.8
Noncontrolling interest	0.1	1.8
Total equity	604.4	1,301.6
Total liabilities and equity	$4,833.6	$6,065.4

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

(Unaudited, In millions)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operations:
Net earnings (loss)	$(676.1)	$236.5
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Asset impairments	700.0	—
Discontinued operations, net of income taxes	31.4	(20.0)
Depreciation	49.1	39.6
Amortization of intangible assets	16.7	3.5
Deferred income taxes	(65.1)	2.6
Loss (gain) on sale of property, plant and equipment	0.7	(0.8)
Restructuring expense	25.9	—
Amortization of deferred financing fees	21.9	0.4
Loss on sale of discontinued operations	23.2	—
Other	4.5	3.4
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	100.0	(37.9)
Inventories	143.6	(193.0)
Other assets	13.6	(5.9)
Accounts payable	(240.8)	81.9
Accrued expenses and other liabilities	(152.8)	25.0
Net cash provided by (used for) operating activities of continuing operations	(4.2)	135.3
Net cash provided by (used for) operating activities of discontinued operations	(13.7)	16.5
Net cash provided by (used for) operating activities	(17.9)	151.8

Cash Flows from Investing:
Business acquisitions, net of cash acquired	—	(18.1)
Capital expenditures	(44.3)	(64.5)
Change in restricted cash	(0.1)	10.2
Proceeds from sale of business	148.8	—
Proceeds from sale of property, plant and equipment	1.9	3.1
Purchase of marketable securities	—	(0.1)
Net cash provided by (used for) investing activities of continuing operations	106.3	(69.4)
Net cash used for investing activities of discontinued operations	—	(1.3)
Net cash provided by (used for) investing activities	106.3	(70.7)

Cash Flows from Financing:
Proceeds from revolving credit facility	77.7	—
Payments on long-term debt	(282.8)	(39.0)
Proceeds from long-term debt	92.1	10.7
Payments on notes financing	(7.3)	(2.8)
Debt issuance costs	(17.0)	(13.4)
Dividends paid	(5.2)	(5.2)
Exercises of stock options, including windfall tax benefits	(0.7)	7.7
Net cash used for financing activities	(143.2)	(42.0)

Effect of exchange rate changes on cash	1.8	10.4

Net increase (decrease) in cash and cash equivalents	(53.0)	49.5
Balance at beginning of period	173.0	366.8
Balance at end of period	$120.0	$416.3

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net earnings (loss)	$(18.8)	$133.8	$(676.1)	$236.5
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	16.8	(3.5)	5.6	1.9
Foreign currency translation adjustments	15.4	(2.8)	(24.1)	46.1

Total other comprehensive income (loss)	32.2	(6.3)	(18.5)	48.0

Comprehensive income (loss)	13.4	127.5	(694.6)	284.5

Comprehensive loss attributable to noncontrolling interest	(0.7)	(0.1)	(1.7)	(0.1)

Comprehensive income (loss) attributable to Manitowoc	$14.1	$127.6	$(692.9)	$284.6

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2009 and 2008

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three and six months ended June 30, 2009 and 2008, the cash flows for the same six-month periods, and the financial position at June 30, 2009, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2008.  The consolidated balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

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

2. Acquisitions

On October 27, 2008, Manitowoc acquired 100% of the issued and to be issued shares of Enodis plc (Enodis).  Enodis is a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  This acquisition, the largest and most recent acquisition for Manitowoc, has established Manitowoc among the world’s top manufacturers of commercial foodservice equipment. With this acquisition, the Foodservice segment capabilities now span refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies, and allow Manitowoc to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.

The aggregate purchase price was $2.1 billion, exclusive of the settlement of related hedges, in cash and there are no future contingent payments or options.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The company is in the process of finalizing third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to future adjustment.

At October 27, 2008:
Cash	$56.9
Accounts receivable, net	157.9
Inventory, net	150.7
Other current assets	54.8
Current assets of discontinued operation	118.7
Total current assets	539.0
Property, plant and equipment	182.5
Intangible assets	930.0
Goodwill	1,296.0
Other non-current assets	40.9
Non-current assets of discontinued operation	337.0
Total assets acquired	3,325.4

Accounts payable	287.6
Other current liabilities	33.4
Current liabilities of discontinued operation	58.1
Total current liabilities	379.1
Long-term debt, less current portion	382.4
Other non-current liabilities	476.8
Non-current liabilities of discontinued operation	26.5
Total liabilities assumed	1,264.8
Net assets acquired	$2,060.6

Of the $930.0 million of acquired intangible assets, $371.0 million was assigned to registered trademarks and tradenames that are not subject to amortization, $165.0 million was assigned to developed technology with a weighted average useful life of 15 years, and the remaining $394.0 million was assigned to customer relationships with a weighted average useful life of 20 years.  All of the $1,296.0 million of goodwill was assigned to the Foodservice segment, none of which is expected to be deductible for tax purposes.  See further detail related to the goodwill and other intangible assets of the Enodis acquisition at Note 7, “Goodwill and Other Intangible Assets.”

The following unaudited pro forma information reflects the results of Manitowoc’s operations for the three and six months ended June 30, 2008 as if the acquisition of Enodis had been completed on January 1, 2008. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire Enodis, amortization expense related to acquired intangible assets of Enodis, depreciation expense related to the fair value of the acquired depreciable tangible assets and the tax benefit associated with the incremental interest costs and amortization and depreciation expense. The following unaudited pro forma information includes $14.6 million in the six months ended June 30, 2008 of additional expense related to the fair value adjustment of inventories and excludes certain cost savings or operating synergies (including costs associated with realizing such savings or synergies) that may result from the acquisition.

	Three Months Ended	Six Months Ended
(in $millions, except per share data)	June 30, 2008	June 30, 2008
Revenue
Pro forma	$1,537.7	$2,848.9
As reported	1,191.1	2,179.6
Net Earnings
Pro forma	$106.5	$175.1
As reported	133.9	236.6
Net Earnings per diluted share
Pro forma	$0.81	$1.33
As reported	1.01	1.79

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what our consolidated results of operations would have been had the transaction actually occurred as of January 1, 2008 and does not purport to project our future consolidated results of operations.

In connection with the acquisition of Enodis, certain restructuring activities have been undertaken to recognize cost synergies and rationalize the new cost structure of the Foodservice segment.  Amounts included in the acquisition cost allocation for these activities are summarized in the following table and recorded in accounts payable and accrued expenses in the Consolidated Balance Sheets:

At October 27, 2008:
Employee involuntary termination benefits	$9.3
Facility closure costs	29.2
Other	5.0
Total	$43.5

The finalization of the purchase price allocation during 2009 could have an impact on the above restructuring amounts.

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

3. Discontinued Operations

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.  This transaction allows the company to focus its financial assets and managerial resources on the growth of its increasingly global Crane and Foodservice businesses.  The company reported the Marine segment as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Results of the Marine segment in current and prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

The following selected financial data of the Marine segment for the three and six months ended June 30, 2009 and 2008 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009

Net sales	$—	$—

Pretax loss from discontinued operation	$(1.2)	$(1.8)
Gain on sale, net of income taxes	0.7	0.7
Benefit for taxes on loss	—	(0.2)
Net loss from discontinued operation	$(0.5)	$(0.9)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008

Net sales	$114.2	$202.6

Pretax earnings from discontinued operation	$17.7	$27.9
Provision for taxes on earnings	5.0	7.9
Net earnings from discontinued operation	$12.7	$20.0

In order to secure clearance for the acquisition of Enodis from various regulatory authorities including the European Commission and the United States Department of Justice, Manitowoc agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  On May 15, 2009, the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.   The businesses sold were operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses were treated as standalone operations, in competition with Manitowoc.  The results of these operations have been classified as discontinued operations in compliance with SFAS No. 144.

The company used the net proceeds from the sale of the Enodis global ice machine operations of approximately $150 million to reduce the balance on Term Loan “X” that matures in April of 2010. The final sale price resulted in the company recording an additional $28.8 million non-cash impairment charge to reduce the value of the Enodis global ice machine operations in the first quarter of 2009.  As a result of the impairment charge and the earnings of the businesses to be divested of $0.9 million, the total loss from discontinued operations related to the Enodis global ice machine operations was $27.9 million for the first quarter of 2009.  For the second quarter through May 15, 2009, the loss from discontinued operations related to the Enodis global ice machine operations was $1.8 million.  In addition, the company realized an after tax loss of $23.9 million on the sale of the Enodis global ice machine operations that was primarily driven by a taxable gain related to the assets held in the United States for U.S. tax purposes.

4. Financial Instruments

The company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008.  The following tables sets forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$2.3	$—	$—	$2.3
Total Current assets at fair value	$2.3	$—	$—	$2.3

Current Liabilities:
Foreign currency exchange contracts	$6.0	$—	$—	$6.0
Forward commodity contracts	—	1.8	—	1.8
Total Current liabilities at fair value	$6.0	$1.8	$—	$7.8

Non-current Liabilities:
Interest rate swap contracts	$3.5	$—	$—	$3.5
Total Non-current liabilities at fair value	$3.5	$—	$—	$3.5

	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$5.5	$—	$—	$5.5
Total Current assets at fair value	$5.5	$—	$—	$5.5

Current Liabilities:
Foreign currency exchange contracts	$10.7	$—	$—	$10.7
Forward commodity contracts	—	6.4	—	6.4
Total Current liabilities at fair value	$10.7	$6.4	$—	$17.1

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, retained interest in receivables sold and short-term variable debt, including amounts outstanding under our revolving credit facility, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $111.0 million and $108.4 million at June 30, 2009 and December 31, 2008, respectively.  The fair values of the company’s term loans under the New Credit Agreement are as follows at June 30, 2009 and December 31, 2008, respectively:  Term Loan A — $871.6 million and $768.8 million; Term Loan B — $1,079.5 million and $890.4 million; and Term Loan X — $30.9 million and $158.6 million, respectively.

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

The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company has determined that its financial assets and liabilities are level 1 and level 2 in the fair value hierarchy.

As a result of its global operating and financing activities, the company is exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. When deemed appropriate, the company minimizes its risks from interest and foreign currency exchange rate and commodity price fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the company does not use leveraged derivative financial instruments. The forward foreign currency exchange and interest rate swap contracts and forward commodity purchase agreements are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 1 and level 2.

5. Derivative Financial Instruments

On January 1, 2009, Manitowoc adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below.

Manitowoc’s risk management objective is to ensure that business exposures to risk that have been identified and measured and are capable of being controlled are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures.  Operating decisions consider associated risks and structure transactions to avoid risk whenever possible.

Use of derivative instruments are consistent with the overall business and risk management objectives of Manitowoc.  Derivative instruments may be used to manage business risk within limits specified by Manitowoc’s Risk Policy and manage exposures that have been identified through the risk identification and measurement process, provided that they clearly qualify as “hedging” activities as defined in the Risk Policy.  Use of derivative instruments is not automatic, nor is it necessarily the only response to managing pertinent business risk.  Use is permitted only after the risks that have been identified are determined to exceed defined tolerance levels and are considered to be unavoidable.

The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and currency exchange risk.  Interest rate swap instruments are entered into to help manage the interest rate fluctuation risk.  Forward contracts on various commodities are entered into to help manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing process.  The company also enters into various foreign currency instruments to help manage foreign currency risk associated with the company’s projected purchases and sales.

SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with SFAS No. 133, the company designates commodity and currency forward contracts as cash flow hedges of forecasted purchases of commodities and currencies.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months Manitowoc estimates $1.7 million of unrealized losses related to interest rate, commodity price and currency rate hedging to be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is completed on a rolling basis for twelve and eighteen months, respectively.

As of June 30, 2009, Manitowoc had the following outstanding interest rate, commodity and currency forward contracts that were entered into as hedge forecasted transactions:

Commodity	Units Hedged	Type
Aluminum	1,897 MT	Cash Flow
Copper	501 MT	Cash Flow
Natural Gas	156,862 MMBtu	Cash Flow

Short Currency	Units Hedged	Type
Canadian Dollar	8,317,800	Cash Flow
Euro	67,214,170	Cash Flow
Japanese Yen	744,150,575	Cash Flow
South Korean Won	2,128,204,270	Cash Flow
Singapore Dollar	3,920,000	Cash Flow
United States Dollar	6,914,150	Cash Flow

As of June 30, 2009, the total notional amount of Manitowoc’s receive-floating/pay-fixed interest rate swaps was $1.1 billion.

For derivative instruments that are not designated as hedging instruments under SFAS No.133, the gains or losses on the derivatives are recognized in current earnings within Cost of Sales or Other income, net.

Commodity	Units Hedged	Recognized Location	Purpose
Nickel	24 MT	Cost of Sales	Nickel Purchases

Short Currency	Units Hedged	Recognized Location	Purpose
Great British Pound	24,293,728	Other income, net	Accounts Payable and Receivable Settlement

Euro	39,330,741	Other income, net	Accounts Payable and Receivable Settlement

Japanese Yen	42,000,000	Other income, net	Accounts Payable and Receivable Settlement

Singapore Dollar	2,807,490	Other income, net	Accounts Payable and Receivable Settlement

United States Dollar	53,704,273	Other income, net	Accounts Payable and Receivable Settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of June 30, 2009 was as follows:

	ASSET DERIVATIVES
	2009
	2nd Quarter
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instrument under FAS 133
Foreign Exchange Contracts	Other current assets	$1.7

Total derivatives designated as hedging instruments under FAS 133		$1.7

	ASSET DERIVATIVES
	2009
	2nd Quarter
	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instrument under FAS 133
Foreign Exchange Contracts	Other current assets	$0.6

Total derivatives NOT designated as hedging instruments under FAS 133		$0.6

Total asset derivatives		$2.3

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2009 were as follows:

	LIABILITY DERIVATIVES
	2009
	2nd Quarter
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instrument under FAS 133
Foreign Exchange Contracts	Accounts payable and accrued expenses	$1.8

Interest Rate Swap Contracts	Other non-current liabilities	3.5
Commodity Contracts	Accounts payable and accrued expenses	1.6

Total derivatives designated as hedging instruments under FAS 133		$6.9

	LIABILITY DERIVATIVES
	2009
	2nd Quarter
	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instrument under FAS 133
Foreign Exchange Contracts	Accounts payable and accrued expenses	$4.2

Commodity Contracts	Accounts payable and accrued expenses	0.2
Total derivatives NOT designated as hedging instruments under FAS 133		$4.4

Total liability derivatives		$11.3

The effect of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2009 and gains or losses initially recognized in other comprehensive income (OCI) in the consolidated balance sheet was as follows:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Foreign Exchange Contracts	$5.2	Cost of Sales	$(4.1)

Interest Rate Swap Contracts	6.5	Interest Expense	$(3.0)

Commodity Contracts	1.3	Cost of Sales	$(1.2)

Total	$13.0		$(8.3)

Derivatives in Statement 133 Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Commodity Contracts	Cost of Sales	0.1

Total		$0.1

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Foreign Exchange Contracts	Other Income	$(2.9)

Commodity Contracts	Cost of Sales	0.2

Total		$2.7

The effect of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2009 and gains or losses initially recognized in other comprehensive income (OCI) in the consolidated balance sheet was as follows:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Foreign Exchange Contracts	$(0.1)	Cost of Sales	$(7.9)

Interest Rate Swap Contracts	(2.3)	Interest Expense	$(5.0)

Commodity Contracts	(1.0)	Cost of Sales	$(3.1)

Total	$(3.4)		$(16.0)

Derivatives in Statement 133 Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Commodity Contracts	Cost of Sales	(0.1)

Total		$(0.1)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Foreign Exchange Contracts	Other Income	$(3.7)

Commodity Contracts	Cost of Sales	(1.1)

Total		$(4.8)

6. Inventories

The components of inventories at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Inventories — gross:
Raw materials	$342.5	$416.0
Work-in-process	216.4	262.9
Finished goods	344.8	352.3
Total inventories — gross	903.7	1,031.2
Excess and obsolete inventory reserve	(81.8)	(70.1)
Net inventories at FIFO cost	821.9	961.1
Excess of FIFO costs over LIFO value	(34.5)	(35.8)
Inventories — net	$787.4	$925.3

Inventory is carried at lower of cost or market value using the first-in, first-out (FIFO) method for 89% and 88% of total inventory at June 30, 2009 and December 31, 2008, respectively.  The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2008 and six months ended June 30, 2009 are as follows:

	Crane	Foodservice	Total

Balance as of January 1, 2008	$271.5	$200.1	$471.6
Tai’An Dongyue acquisition	23.5	—	23.5
Enodis acquisition	—	1,393.8	1,393.8
Foreign currency impact	(9.5)	11.1	1.6
Balance as of December 31, 2008	285.5	1,605.0	1,890.5
Enodis purchase accounting adjustments	—	(97.8)	(97.8)
Asset impairments	—	(548.8)	(548.8)
Foreign currency impact	(1.1)	(6.5)	(7.6)
Balance as of June 30, 2009	$284.4	$951.9	$1,236.3

The decrease in goodwill of $97.8 million for the six months ended June 30, 2009, was due to further refinement of the purchase accounting allocations associated with the acquisition of Enodis.  See further discussion in Note 2, “Acquisitions.”

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

During the first quarter of 2009, the company’s stock price continued to decline as global market conditions remained depressed, the credit markets did not improve and the performance of the company’s Crane and Foodservice segments was below our expectations.  In connection with a reforecast of expected 2009 financial results completed in early April 2009, the company determined the foregoing circumstances to be indicators of potential impairment under the guidance of SFAS No. 142. Therefore, the company performed the required initial (“Step One”) impairment test for each of the company’s operating units as of March 31, 2009.  The company re-performed its established method of present-valuing future cash flows, taking into account the company’s updated projections, to determine the fair value of the reporting units.   The determination of fair value of the reporting units requires the company to make significant estimates and assumptions. The fair value measurements (for both goodwill and indefinite-lived intangible assets) are considered Level 3 within the fair value hierarchy. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. The company evaluated the significant assumptions used to determine the fair value of each reporting unit, both individually and in the aggregate, and concluded they are reasonable.

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired, therefore the company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized impairment charges as of March 31, 2009, of $548.8 million related to goodwill and $151.2 million related to other indefinite-lived intangible assets, both within the Foodservice segment.  The goodwill and other indefinite-lived intangible assets had a carrying value of $1,598.0 million and $368.0 million, respectively, prior to the impairment charges. These non-cash impairment charges have no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There is no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million benefit associated with the other indefinite-lived intangible asset impairment.

As of June 30, 2009, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets and based on those results no additional impairment had occurred subsequent to the impairment charges recorded in the first quarter of 2009.  We will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment.  In the event we determine that assets are impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.

The company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets carrying amount may not be recoverable. The company conducts its long-lived asset impairment analyses in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows. At March 31, 2009, in conjunction with the preparation of its financial statements, the company concluded triggering events occurred requiring an evaluation of the impairment of its long-lived assets due to continued weakness in global market conditions, tight credit markets and the performance of the Crane and Foodservice segments. This analysis did not indicate the long-lived assets were impaired.

As discussed in Note 2, “Acquisitions,” on October 27, 2008, the company acquired 100% of the issued and to be issued shares of Enodis plc.   Enodis is a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The aggregate purchase price of $2,060.6 million resulted in a preliminary allocation of $819.0 million to identifiable intangible assets and $1,393.8 million to goodwill.  Of the $819.0 million of acquired intangible assets, $339.0 million was assigned to registered trademarks and tradenames that are not subject to amortization, $165.0 million was assigned to developed technology with a weighted average useful life of 15 years, and the remaining $315.0 million was assigned to customer relationships with a weighted average useful life of 20 years.  All of the $1,393.8 million of goodwill was assigned to the Foodservice segment.

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of June 30, 2009 and December 31, 2008.

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$338.6	$—	$338.6	$458.3	$—	$458.3
Customer relationships	413.5	(14.2)	399.3	334.6	(5.5)	329.1
Patents	34.4	(17.7)	16.7	34.5	(16.5)	18.0
Engineering drawings	11.6	(5.7)	5.9	11.6	(5.4)	6.2
Distribution network	21.3	—	21.3	21.4	—	21.4
Other intangibles	185.2	(15.3)	169.9	184.9	(8.9)	176.0
	$1,004.6	$(52.9)	$951.7	$1,045.3	$(36.3)	$1,009.0

The gross carrying amount of trademarks and tradenames was reduced by $151.2 million based on the asset impairment charges as discussed above for the six months ended June 30, 2009.  In addition, in connection with the ongoing process of finalizing the completion of valuations associated with the assets acquired in the Enodis acquisition, the company increased the value assigned to customer relationships by $79.0 million and the value assigned to trademarks and tradenames by $32.0 million.  Amortization expense for the three and six months ended June 30, 2009 was $8.4 million and $16.7 million, respectively.  Amortization expense for the three and six months ended June 30, 2008 was $1.7 million and $3.5 million, respectively.  Amortization expense related to intangible assets for each of the five succeeding years is estimated to be $33.4 million per year.

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Trade accounts payable and interest payable	$440.7	$649.2
Employee related expenses	119.4	120.2
Consolidated Industries litigation reserves	—	72.0
Restructuring expenses	55.0	41.1
Profit sharing and incentives	31.5	67.2
Accrued rebates	23.8	45.7
Deferred revenue - current	48.3	49.5
Derivative liabilities	7.8	17.1
Miscellaneous accrued expenses	132.2	144.3
	$858.7	$1,206.3

9. Debt

Outstanding debt at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30, 2009	December 31, 2008
Revolving credit facility	$94.7	$17.0
Term loan A	973.8	1,025.0
Term loan B	1,194.0	1,200.0
Term loan X	33.6	181.5
Senior notes due 2013	150.0	150.0
Other	86.7	81.8
Total debt	2,532.8	2,655.3

In April 2008, the company entered into a $2.4 billion credit agreement which was amended and restated as of August 25, 2008, to ultimately increase the size of the total facility to $2.925 billion (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.  The New Credit Agreement includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term. As of June 30, 2009, the company had outstanding $94.7 million of borrowings under the revolving facility with an interest rate of 5.2%.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.

In June 2009, the company entered into Amendment No. 2 (the Amendment) to the New Credit Agreement to provide relief under its consolidated total leverage ratio and consolidated interest coverage ratio financial covenants.  This Amendment was required to avoid a potential financial covenant violation at the end of the second quarter of 2009 as a result of lower demand for certain of the company’s products due to continued weakness in the global economy and tight credit markets.  Terms of the Amendment include an increase in the margin on London Interbank Offered Rate (LIBOR) and Alternative Borrowing Rate (ABR) loans of between 150 and 175 basis points, depending on the consolidated total leverage ratio. Also, one additional interest rate pricing level was added for each loan facility above a certain leverage amount.

The New Credit Agreement, as amended, contains financial covenants whereby the ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the New Credit Agreement to (b) consolidated interest expense, each for the most recent four fiscal quarters (Consolidated Interest Coverage Ratio) and the ratio of (c) consolidated indebtedness to (d) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Total Leverage Ratio), at all times must each meet certain defined limits listed below:

Fiscal Quarter Ending:	Consolidated Interest Coverage Ratio	Consolidated Total Leverage Ratio
	(less than)	(greater than)
June 30, 2009	5.25:1	2.75:1
September 30, 2009	6.625:1	2.25:1
December 31, 2009	7.125:1	1.875:1
March 31, 2010	7.375:1	1.875:1
June 30, 2010	7.375:1	2.00:1
September 30, 2010	6.75:1	2.125:1
December 31, 2010	6.25:1	2.125:1
March 31, 2011	6.25:1	2.125:1
June 30, 2011	6.00:1	2.25:1
September 30, 2011	5.75:1	2.30:1
December 31, 2011	5.125:1	2.40:1
March 31, 2012	5.00:1	2.625:1
June 30, 2012	4.50:1	2.75:1
September 30, 2012	4.00:1	3.00:1
Thereafter	3.50:1	3.00:1

In addition, the Amendment added a financial covenant whereby the ratio of (e) consolidated senior secured indebtedness to (f) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Senior Secured Indebtedness Ratio), beginning with the fiscal quarter ending June 30, 2011, must meet certain defined limits listed below:

Fiscal quarter ending:	Consolidated Senior Secured Indebtedness Ratio
(less than)
June 30, 2011	5.25:1
September 30, 2011	5.25:1
December 31, 2011	4.50:1
March 31, 2012	4.50:1
June 30, 2012	4.00:1
September 30, 2012	4.00:1
Thereafter	3.50:1

The Amendment also eliminated the option to increase the borrowing capacity of the revolving facility or Term Loan A.  Additionally, the Amendment placed certain limitations on capital expenditures, restricted payments and acquisitions per calendar year depending on the Consolidated Total Leverage Ratio.  The New Credit Agreement, also contains customary representations and warranties and events of default.

The company accounted for the Amendment under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”).  As the present value of the cash flows both prior to and after the Amendment was not substantially different, fees of $17.0 million paid by the company to the parties to the Credit Agreement were capitalized in connection with the Amendment and along with the existing unamortized debt fees, will be amortized over the remaining term of the New Credit Agreement using the effective interest method.  Furthermore, in accordance with EITF 96-19, costs incurred with third parties of $0.3 million were expensed as incurred.

The company’s Senior Notes due 2013 (Senior Notes due 2013) also contain customary affirmative and negative covenants.  These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

As of June 30, 2009, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended, and the Senior Notes due 2013.

In conjunction with the Amendment of the New Credit Agreement, the company terminated the Term Loan A interest rate swap entered into in January of 2009 resulting in a realized gain of $2.0 million and entered into a new interest rate swap related to Term Loan A.   In accordance with FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, the realized gain will be amortized as an adjustment to interest expense over the life of the original January Term Loan A swap. The Amended Term Loan A swap transaction is fixed to the 3 month LIBOR interest rate for 50 percent of the notional amount.  The Term Loan B swap transaction is fixed to the 1 month LIBOR with a 3 percent floor for 50 percent of the notional amount.  $449.4 million of Term Loan A was fixed at 2.501 percent plus a 450 basis point spread, which equals 7.001%.  $600.0 million of Term Loan B was fixed at 3.635 percent rate plus a 450 basis point spread, which equals 8.135%.  Both interest rate hedges for the Term Loan A and Term Loan B are amortizing swaps that have an aggregate weighted average life of three years.  The remaining unhedged 50 percent portions of the Term Loans A and B as well as the revolving credit facility and Term Loan X, continue to bear interest at a variable interest rate plus the applicable spread according to the New Credit Agreement, as amended.

As of June 30, 2009, the company had outstanding $86.7 million of other indebtedness that has a weighted-average interest rate of approximately 6.3%.  This debt includes outstanding overdraft balances in the Americas, Asia and Europe and various capital leases.

10. Accounts Receivable Securitization

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include the following: consolidated interest coverage ratio and consolidated total leverage ratio.  On June 29, 2009, the company entered into Amendment No. 4 to the Amended and Restated Receivables Purchase Agreement to align the included financial covenants ratios with those of the New Credit Agreement, as amended.  As of June 30, we were in compliance with all affirmative and negative covenants inclusive of the financial covenants.  See additional discussion regarding descriptions of and future compliance with such covenants in Note 9, “Debt”.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at June 30, 2009, was $65.1 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segment businesses, and the program was amended in the third quarter of 2007 to increase the capacity of the program from $90.0 million to $105.0 million.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $105.0 million at June 30, 2009.

Incremental sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $20.0 million for the quarter ended June 30, 2009.  Cash collections of trade accounts receivable balances in the total receivable pool totaled $526.1 million for the quarter ended June 30, 2009.

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

		Balance Outstanding
		60 Days or More	Net Credit Losses
	Balance outstanding	Past Due	Six Months Ended
	June 30,	June 30,	June 30,
	2009	2009	2009
Trade accounts receivable subject to securitization program	$170.1	$30.2	$—

Trade accounts receivable balance sold	105.0

Retained interest	$65.1

11.  Income Taxes

The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and non-U.S. jurisdictions.  With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  In March 2009, the company settled with the Wisconsin Department of Revenue on its income tax returns for the 1997 to 2005 tax years.  As a result, during the first quarter of 2009, the company reduced its reserve for uncertain tax positions (including tax, interest, and penalties) by $10.5 million related to this audit period during the first quarter of 2009.  In addition, the company reduced its reserve for uncertain tax positions for foreign jurisdictions by $15.4 million during the first quarter of 2009 as a result of a recent tax court ruling involving another company with similar circumstances as Manitowoc that supported a position taken by Manitowoc in a prior tax filing.  In connection with these two matters, the company recognized a tax benefit of $18.6 million during the quarter ended March 31, 2009.  During the quarter ended June 30, 2009, the company recorded an $11.7 million reversal of reserves for uncertain tax positions established for certain U.S. state tax positions for which the statute of limitations has closed.  These reserves were originally recorded as part of the company’s acquisition of Enodis.  In August 2007, the German tax authorities began an examination of the company’s German entity’s income and trade tax returns for 2001 through 2005.  Thus far, there have been no significant developments with regard to this German examination.  In October 2008, the Internal Revenue Service (IRS) began examinations of the company’s U.S. federal consolidated income tax returns for tax years 2006 and 2007 and the Enodis U.S. federal consolidated income tax returns for tax years 2006 through 2008.  There have been no significant developments with regards to either of these IRS examinations.

The company anticipates generating substantial net operating loss carryforwards in France during 2009.  At June 30, 2009, the company has concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) in the most recent three-year period the company has utilized carryforwards incurred during the previous crane down cycle, and (iii) the company currently expects to utilize any carryforwards created during 2009 over the long term, (iv) in the most recent three-year period, the company has recognized cumulative profitability and (v) the company has initiated tax planning actions that will increase future profitability in France.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and the company generates operating losses in its French operations for an extended period of time, it is possible the company might conclude that the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the company would be required to recognize a valuation allowance against some or all of the tax benefit associated with the carryforwards. The recognition of this valuation allowance, if necessary, could have a material adverse effect on our consolidated balance sheet and results of operations.

The company’s reserve for uncertain tax positions has decreased by $11.3 million, including interest and penalty, to $59.2 million during the quarter ended June 30, 2009.  All of the company’s unrecognized tax benefits as of June 30, 2009, if recognized, would affect the effective tax rate.

During the next 12 months, the company does not expect any material movement in its reserve for uncertain tax positions.

12.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	130,163,718	129,903,658	130,161,564	129,737,054
Effect of dilutive securities - stock options and restricted stock	—	2,145,206	—	2,176,688
Diluted weighted average common shares outstanding	130,163,718	132,048,864	130,161,564	131,913,742

For the three and six months ended June 30, 2009, the total number of potential dilutive options was 0.3 million.  However, these options were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2009, since to do so would decrease the loss per share.  In addition, for the three and six months ended June 30, 2009, 4.0 million and 4.1 million common shares issuable upon the exercise of stock options, respectively, and for the three and six months ended June 30, 2008, 0.1 million common shares issuable upon the exercise of stock options, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During each of the three month periods ended June 30, 2009 and 2008, the company paid a quarterly dividend of $0.02 and during each of the six month periods ended June 30, 2009 and 2008, the company paid two quarterly dividends totaling $0.04 per share.

13.  Stockholders’ Equity

The following is a rollforward of retained earnings and noncontrolling interest for the period ending June 30, 2009:

	Retained Earnings	Noncontrolling Interest
Balance at beginning of year	$882.7	$1.8
Net earnings (loss)	(674.4)	(1.7)
Cash dividends	(5.2)	—
Balance at end of period	$203.1	$0.1

Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

On March 21, 2007, the Board of Directors of the company approved the Rights Agreement between the company and Computershare Trust Company, N.A., as Rights Agent and declared a dividend distribution of one right (a Right) for each outstanding share of common stock, par value $0.01 per share, of the company (the Common Stock), to shareholders of record at the close of business on March 30, 2007 (the Record Date).  In addition to the Rights issued as a dividend on the Record Date, the Board of Directors has also determined that one Right will be issued together with each share of Common Stock issued by the company after the Record Date.  Generally, each Right, when it becomes exercisable, entitles the registered holder to purchase from the company one share of Common Stock at a purchase price, in cash, of $110.00 per share ($220.00 per share prior to the September 10, 2007 stock split), subject to adjustment as set forth in the Rights Agreement (the “Purchase Price” or “Exercise Price”).

As explained in the Rights Agreement, the Rights become exercisable on the “Distribution Date”, which is that date that any of the following occurs: (1) 10 days following a public announcement that a person or group of affiliated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock of the company; or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock.  The Rights will expire at the close of business on March 29, 2017, unless earlier redeemed or exchanged by the company as described in the Rights Agreement.

Currently, the company has authorization to purchase up to 10 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) of common stock at management’s discretion.  As of June 30, 2009, the company had purchased approximately 7.6 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2009, 2008, 2007 or 2006.

14.  Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation was $2.4 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively.  The company granted options to acquire 2.3 million and 0.5 million shares of stock to officers, directors, including non-employee directors and employees during the first quarter of 2009 and 2008, respectively.  The grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date.  All other grants become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  In addition, the company issued 0.2 million shares of restricted stock during each of the first quarters of 2009 and 2008.  The restrictions on all shares of restricted stock expire on the third anniversary of the grant date.

15.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated remaining cost to complete the clean up of this site is approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at June 30, 2009, is $0.7 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

As of June 30, 2009, the company also held reserves for environmental matters related to Enodis locations of approximately $1.3 million and at another location of approximately $0.6 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of June 30, 2009, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of June 30, 2009, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at June 30, 2009 were $29.9 million; $8.9 million was reserved specifically for actual cases and $21.0 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At June 30, 2009 and December 31, 2008, the company had reserved $120.8 million and $123.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

In conjunction with the Enodis acquisition, the company assumed the responsibility to address outstanding and future legal actions.  At the time of acquisition, the only significant unresolved claimed legal matter involved a former subsidiary of Enodis, Consolidated Industries Corporation (Consolidated).  Enodis sold Consolidated to an unrelated party in 1998. Shortly after the sale, Consolidated commenced bankruptcy proceedings.  In February of 2009, a settlement agreement was reached in the Consolidated matter and the company agreed to a settlement amount of $69.5 million plus interest from February 1, 2009 when the settlement agreement was approved by the Bankruptcy Court.  In March of 2009, the company made an initial payment $56.0 million.  In addition, both parties mutually agreed to the remaining balance, along with interest, of approximately $14.0 million which was paid in April 2009.

The company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution is not expected to have a material adverse effect on the company’s financial condition, results of operations, or cash flows.

16. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at June 30, 2009 and December 31, 2008, was $92.0 million and $105.8 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at June 30, 2009 and December 31, 2008, was $93.8 million and $105.1 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2013.

During the six months ended June 30, 2009 and June 30, 2008, the company sold $2.5 million and $0.0 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the six months ended June 30, 2009, the customers paid $9.8 million of the notes to the third party financing companies.  As of June 30, 2009, the outstanding balance of the notes receivables guaranteed by the company was $7.2 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the six months ended June 30, 2009 and 2008.

	2009	2008
Balance at beginning of period	$123.5	$91.1
Accruals for warranties issued during the period	39.7	30.9
Settlements made (in cash or in kind) during the period	(42.3)	(28.7)
Currency translation	(0.1)	3.4
Balance at end of period	$120.8	$96.7

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

The components of periodic benefit costs for the three and six months ended June 30, 2009 and June 30, 2008 are as follows:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$0.1	$0.5	$0.2	$0.3	$1.0	$0.4
Interest cost of projected benefit obligations	2.6	3.3	0.9	5.2	5.9	1.8
Expected return on plan assets	(2.3)	(3.0)	—	(4.7)	(5.4)	—
Amortization of actuarial net (gain) loss	0.1	—	—	0.2	—	—
Net periodic benefit costs	$0.5	$0.8	$1.1	$1.0	$1.5	$2.2
Weighted average assumptions:
Discount rate	6.2%	5.5 - 6.5%	6.2 - 7.25%	6.2%	5.5 - 6.5%	6.2 - 7.25%
Expected return on plan assets	5.75 - 6.5%	4.0 - 6.25%	N/A	5.75 - 6.5%	4.0 - 6.25%	N/A
Rate of compensation increase	N/A	2.0 - 8.0%	N/A	N/A	2.0 - 8.0%	N/A

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$1.0	$0.4
Interest cost of projected benefit obligations	1.8	0.9	0.8	3.6	1.8	1.6
Expected return on plan assets	(1.7)	(0.8)	—	(3.4)	(1.6)	—
Amortization of actuarial net (gain) loss	—	—	—	—	—	—
Net periodic benefit costs	$0.1	$0.6	$1.0	$0.2	$1.2	$2.0
Weighted average assumptions:
Discount rate	6.5%	5.5 - 5.8%	5.75%	6.5%	5.5 - 5.8%	5.75%
Expected return on plan assets	5.9%	0.0 - 6.1%	N/A	5.9%	0.0 - 6.1%	N/A
Rate of compensation increase	N/A	0.0 - 4.4%	N/A	N/A	0.0 - 4.4%	N/A

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

18. Restructuring

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted our tower crane product sales.  As a result of the continued worldwide decline in crane sales during the six months ended June 30, 2009, the company recorded an additional $19.6 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  The restructuring plans will reduce the Crane segment workforce by approximately 40% of 2008 year-end levels.

As of June 30, 2009, $1.6 million of benefit payments had been made with respect to the workforce reductions.  All restructuring activities are expected to be completed by December 31, 2009.

The following is a rollforward of all restructuring activities relating to the Crane segment for the six months ended June 30, 2009:

(in millions)	Restructuring Reserve Balance as of 12/31/08	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of 6/30/09

Involuntary employee terminations and related costs	$21.1	$19.6	$(1.6)	$39.1

The Foodservice segment also recorded a restructuring expense of $6.3 million in the second quarter of 2009 primarily in relation to the closing of its Harford Duracool facility in Aberdeen, Maryland.  The closure of the Harford Duracool facility which manufactured walk-in coolers and freezers was effective June 13 and involved the lay-off of approximately 84 employees.  The charge included $4.7 million for the impairment of assets at the facility. In addition, $1.2 million of benefit payments were made during the second quarter within the Foodservice segment related to restructuring activities in connection with the Enodis acquisition. See further detail related to the restructuring activities at note 2, “Acquisitions”.

19. Recent Accounting Changes and Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification (Codification”) will be the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in SFAS No. 168.  All other accounting literature not included in the Codification is nonauthoritative.  This statement is effective for interim and annual periods ending after September 15, 2009.  The company does not expect that the adoption of SFAS No. 168 will have a significant impact on the determination or reporting of its financial results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 amends the consolidation guidance applicable to variable interest entities.  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS No. 167 also requires additional disclosures about an enterprise’s involvement in variable interest entities.  SFAS No. 167 is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited.  The company is currently evaluating the impact that the adoption of SFAS No. 167 will have on the determination or reporting of its financial results.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”.  SFAS No. 166 will require entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  SFAS No. 166 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets.  SFAS No. 166 is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited.  The company is currently evaluating the impact that the adoption of SFAS No. 166 will have on the reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the consolidated financial statements.  Refer to Note 22, “Subsequent Events” for the required disclosure in accordance with SFAS No. 165.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP did not have a material impact on the consolidated financial statements.  Refer to Note 4 for the disclosures required in accordance with this FSP.

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

20. Subsidiary Guarantors of Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2013, which include substantially all of the domestic wholly owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the Parent, which do not guarantee the Senior Notes due 2013 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the Parent.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2009
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$438.9	$700.8	$(104.9)	$1,034.8
Costs and expenses:
Cost of sales	—	347.8	555.1	(104.9)	798.0
Engineering, selling and administrative expenses	12.1	35.0	106.2	—	153.3
Restructuring expense	—	6.2	15.3	—	21.5
Amortization expense	—	0.5	7.9	—	8.4
Integration expense	—	2.0	—	—	2.0
Equity in (earnings) loss of subsidiaries	(105.1)	(2.1)	—	107.2	—
Total costs and expenses	(93.0)	389.4	684.5	2.3	983.2

Operating earnings (loss) from continuing operations	93.0	49.5	16.3	(107.2)	51.6

Other income (expenses):
Interest expense	(38.5)	(0.9)	(1.6)	—	(41.0)
Amortization of deferred financing fees	(11.4)	—	—	—	(11.4)
Loss on debt extinguishment	(2.1)	—	—	—	(2.1)
Management fee income (expense)	10.0	(8.6)	(1.4)	—	—
Other income (expense)-net	12.4	(2.7)	(5.6)	—	4.1
Total other expenses	(29.6)	(12.2)	(8.6)	—	(50.4)

Earnings (loss) from continuing operations before taxes on earnings	63.4	37.3	7.7	(107.2)	1.2
Provision (benefit) for taxes on earnings	81.5	(89.3)	1.6	—	(6.2)
Earnings (loss) from continuing operations	(18.1)	126.6	6.1	(107.2)	7.4

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(1.2)	(1.8)	—	(3.0)
Loss on sale of discontinued operations, net of income taxes	—	0.7	(23.9)	—	(23.2)
Net earnings (loss)	(18.1)	126.1	(19.6)	(107.2)	(18.8)
Less: Net loss attributable to noncontrolling interest	—	—	(0.7)	—	(0.7)
Net earnings (loss) attributable to Manitowoc	$(18.1)	$126.1	$(18.9)	$(107.2)	$(18.1)

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2008
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$636.5	$750.4	$(195.8)	$1,191.1
Costs and expenses:
Cost of sales	—	513.2	586.6	(195.8)	904.0
Engineering, selling and administrative expenses	12.7	42.7	54.8	—	110.2
Amortization expense	—	0.5	1.2	—	1.7
Equity in (earnings) loss of subsidiaries	(121.2)	(3.4)	—	124.6	—
Total costs and expenses	(108.5)	553.0	642.6	(71.2)	1,015.9

Operating earnings (loss) from continuing operations	108.5	83.5	107.8	(124.6)	175.2

Other income (expenses):
Interest expense	(2.2)	(0.8)	(4.1)	—	(7.1)
Amortization of deferred financing fees	(0.2)	—	—	—	(0.2)
Management fee income (expense)	11.3	(1.5)	(9.8)	—	—
Other income (expense)-net	20.1	(4.8)	(14.5)	—	0.8
Total other expenses	29.0	(7.1)	(28.4)	—	(6.5)

Earnings (loss) from continuing operations before taxes on earnings	137.5	76.4	79.4	(124.6)	168.7
Provision (benefit) for taxes on earnings	3.6	17.0	27.0	—	47.6
Earnings (loss) from continuing operations	133.9	59.4	52.4	(124.6)	121.1

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	12.7	—	—	12.7
Net earnings (loss)	133.9	72.1	52.4	(124.6)	133.8
Less: Net loss attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)
Net earnings (loss) attributable to Manitowoc	$133.9	$72.1	$52.5	$(124.6)	$133.9

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2009
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$939.2	$1,376.3	$(253.2)	$2,062.3
Costs and expenses:
Cost of sales	—	755.5	1,118.2	(253.2)	1,620.5
Engineering, selling and administrative expenses	24.8	67.8	194.7	—	287.3
Asset impairments	—	—	700.0	—	700.0
Restructuring expense	—	6.4	19.5	—	25.9
Amortization expense	—	1.0	15.7	—	16.7
Integration expense	—	3.3	0.2	—	3.5
Equity in (earnings) loss of subsidiaries	515.6	(5.4)	—	(510.2)	—
Total costs and expenses	540.4	828.6	2,048.3	(763.4)	2,653.9

Operating earnings (loss) from continuing operations	(540.4)	110.6	(672.0)	510.2	(591.6)

Other income (expenses):
Interest expense	(75.5)	(1.9)	(4.0)	—	(81.4)
Amortization of deferred financing fees	(19.8)	—	—	—	(19.8)
Loss on debt extinguishment	(2.1)	—	—	—	(2.1)
Management fee income (expense)	21.2	(17.6)	(3.6)	—	—
Other income (expense)-net	32.4	(7.2)	(19.0)	—	6.2
Total other expenses	(43.8)	(26.7)	(26.6)	—	(97.1)

Earnings (loss) from continuing operations before taxes on earnings	(584.2)	83.9	(698.6)	510.2	(688.7)
Provision (benefit) for taxes on earnings	90.2	(103.2)	(54.2)	—	(67.2)
Earnings (loss) from continuing operations	(674.4)	187.1	(644.4)	510.2	(621.5)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(1.6)	(29.8)	—	(31.4)
Loss on sale of discontinued operations, net of income taxes	—	0.7	(23.9)	—	(23.2)
Net earnings (loss)	(674.4)	186.2	(698.1)	510.2	(676.1)
Less: Net loss attributable to noncontrolling interest	—	—	(1.7)	—	(1.7)
Net earnings (loss) attributable to Manitowoc	$(674.4)	$186.2	$(696.4)	$510.2	$(674.4)

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2008
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,153.2	$1,352.6	$(326.2)	$2,179.6
Costs and expenses:
Cost of sales	—	920.8	1,055.1	(326.2)	1,649.7
Engineering, selling and administrative expenses	25.1	86.9	106.6	—	218.6
Amortization expense	—	1.0	2.5	—	3.5
Equity in (earnings) loss of subsidiaries	(212.3)	(6.1)	—	218.4	—
Total costs and expenses	(187.2)	1,002.6	1,164.2	(107.8)	1,871.8

Operating earnings (loss) from continuing operations	187.2	150.6	188.4	(218.4)	307.8

Other income (expenses):
Interest expense	(5.0)	(1.7)	(6.9)	—	(13.6)
Amortization of deferred financing fees	(0.4)	—	—	—	(0.4)
Management fee income (expense)	22.6	(12.7)	(9.9)	—	—
Other income (expense)-net	40.9	(5.4)	(27.4)	—	8.1
Total other expenses	58.1	(19.8)	(44.2)	—	(5.9)

Earnings (loss) from continuing operations before taxes on earnings	245.3	130.8	144.2	(218.4)	301.9
Provision (benefit) for taxes on earnings	8.7	32.6	44.1	—	85.4
Earnings (loss) from continuing operations	236.6	98.2	100.1	(218.4)	216.5

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	20.0	—	—	20.0
Net earnings (loss)	236.6	118.2	100.1	(218.4)	236.5
Less: Net loss attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)
Net earnings (loss) attributable to Manitowoc	$236.6	$118.2	$100.2	$(218.4)	$236.6

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of June 30, 2009
(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$5.7	$17.9	$96.4	$—	$120.0
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.2	—	—	—	5.2
Accounts receivable — net	11.2	92.7	409.9	—	513.8
Inventories — net	—	255.0	532.4	—	787.4
Deferred income taxes	70.9	—	88.7	—	159.6
Other current assets	107.8	9.9	30.9	—	148.6
Total current assets	203.4	375.5	1,158.3	—	1,737.2

Property, plant and equipment — net	11.8	220.1	487.5	—	719.4
Goodwill	—	278.8	957.5	—	1,236.3
Other intangible assets — net	—	68.6	883.1	—	951.7
Other non-current assets	160.5	6.6	21.9	—	189.0
Investment in affiliates	2,673.9	28.7	—	(2,702.6)	—
Total assets	$3,049.6	$978.3	$3,508.3	$(2,702.6)	$4,833.6

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$38.5	$188.1	$632.1	$—	$858.7
Short-term borrowings and current portion of long-term debt	114.5	—	81.3	—	195.8
Income taxes payable	83.9	—	(4.0)	—	79.9
Customer advances	—	16.6	29.4	—	46.0
Product warranties	—	37.3	62.9	—	100.2
Product liabilities	—	20.4	9.5	—	29.9
Total current liabilities	236.9	262.4	811.2	—	1,310.5

Non-Current Liabilities:
Long-term debt, less current portion	2,331.6	—	5.4	—	2,337.0
Deferred income taxes	2.1	—	292.1	—	294.2
Pension obligations	9.2	3.1	30.2	—	42.5
Postretirement health and other benefit obligations	51.7	—	3.2	—	54.9
Intercompany	(231.5)	(2,002.2)	2,233.7	—	—
Long-term deferred revenue	—	3.6	40.1	—	43.7
Other non-current liabilities	45.2	10.4	90.8	—	146.4
Total non-current liabilities	2,208.3	(1,985.1)	2,695.5	—	2,918.7

Stockholders’ equity	604.4	2,701.0	1.6	(2,702.6)	604.4

Total liabilities and stockholders’ equity	$3,049.6	$978.3	$3,508.3	$(2,702.6)	$4,833.6

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009
(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	(643.0)	139.5	(10.9)	510.2	(4.2)
Cash used for operating activities of discontinued operations	—	(6.7)	(7.0)	—	(13.7)
Net cash provided by (used for) operating activities	$(643.0)	$132.8	$(17.9)	$510.2	$(17.9)

Cash Flows from Investing:
Capital expenditures	(1.3)	(14.6)	(28.4)	—	(44.3)
Restricted cash	(0.1)	—	—	—	(0.1)
Proceeds from sale of business	—	1.0	147.8	—	148.8
Proceeds from sale of property, plant and equipment	—	0.2	1.7	—	1.9
Intercompany investments	798.3	(155.4)	(132.7)	(510.2)	—
Net cash provided by (used for) investing activities	796.9	(168.8)	(11.6)	(510.2)	106.3

Cash Flows from Financing:
Proceeds from long-term debt	—	—	92.1	—	92.1
Payments on long-term debt	(205.1)	—	(77.7)	—	(282.8)
Proceeds on revolving credit facility—net	77.7	—	—	—	77.7
Payments on notes financing—net	—	(6.7)	(0.6)	—	(7.3)
Debt issuance costs	(17.0)	—	—	—	(17.0)
Exercises of stock options	(0.7)	—	—	—	(0.7)
Dividends paid	(5.2)	—	—	—	(5.2)
Net cash provided by (used for) financing activities	(150.3)	(6.7)	13.8	—	(143.2)

Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Net increase (decrease) in cash and cash equivalents	3.6	(42.7)	(13.9)	—	(53.0)

Balance at beginning of period	2.1	60.6	110.3	—	173.0
Balance at end of period	$5.7	$17.9	$96.4	$—	$120.0

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008
(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	289.1	97.4	(32.8)	(218.4)	135.3
Cash provided by (used for) operating activities of discontinued operations	—	16.5	—	—	16.5
Net cash provided by (used for) operating activities	$289.1	$113.9	$(32.8)	$(218.4)	$151.8

Cash Flows from Investing:
Capital expenditures	(1.1)	(38.4)	(25.0)	—	(64.5)
Restricted cash	10.4	—	(0.2)	—	10.2
Business acquisition, net of cash acquired	—	—	(18.1)	—	(18.1)
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Proceeds from sale of property, plant and equipment	—	0.3	2.8	—	3.1
Intercompany investments	(261.0)	(65.0)	107.6	218.4	—
Net cash provided by (used for) investing activities of continuing operations	(251.8)	(103.1)	67.1	218.4	(69.4)
Net cash provided by (used for) investing activities of discontinued operations	—	(1.3)	—	—	(1.3)
Net cash provided by (used for) investing activities	(251.8)	(104.4)	67.1	218.4	(70.7)

Cash Flows from Financing:
Proceeds from long-term debt	—	—	10.7	—	10.7
Payments on long-term debt	—	—	(39.0)	—	(39.0)
Payments on notes financing—net	—	(1.8)	(1.0)	—	(2.8)
Debt issuance costs	(13.4)	—	—	—	(13.4)
Exercises of stock options	7.7	—	—	—	7.7
Dividends paid	(5.2)	—	—	—	(5.2)
Net cash provided by (used for) financing activities	(10.9)	(1.8)	(29.3)	—	(42.0)

Effect of exchange rate changes on cash	—	—	10.4	—	10.4

Net increase (decrease) in cash and cash equivalents	26.4	7.7	15.4	—	49.5

Balance at beginning of period	194.9	25.2	146.7	—	366.8
Balance at end of period	$221.3	$32.9	$162.1	$—	$416.3

21.  Business Segments

As a result of the decision to sell the Marine segment in the fourth quarter of 2008, the company’s Unaudited Consolidated Financial Statements, accompanying notes and other information provided in this Form 10-Q reflect the Marine segment as a discontinued operation for the results of operations and cash flows for the three months and six months ending June 30, 2009 and 2008.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
Crane	$652.3	$1,063.8	$1,325.2	$1,948.2
Foodservice	382.5	127.3	737.1	231.4
Total net sales	$1,034.8	$1,191.1	$2,062.3	$2,179.6
Earnings (loss) from operations:
Crane	$47.9	$165.4	$103.0	$298.4
Foodservice	39.6	22.8	60.2	34.9
Corporate expense	(12.4)	(13.0)	(25.4)	(25.5)
Asset impairments	—	—	(700.0)	—
Restructuring expense	(21.5)	—	(25.9)	—
Integration expense	(2.0)	—	(3.5)	—
Operating earnings from operations	$51.6	$175.2	$(591.6)	$307.8

Crane segment operating earnings for the three and six months ended June 30, 2009, includes amortization expense of $1.6 million and $3.0 million, respectively.  Crane segment operating earnings for the three and six months ended June 30, 2008, includes amortization expense of $1.6 million and $3.2 million, respectively.  Foodservice segment operating earnings for the three and six months ended June 30, 2009, includes amortization expense of $6.8 million and $13.7 million, respectively.  Foodservice segment operating earnings for the three and six months ended June 30, 2008, includes amortization expense of $0.1 million and $0.3 million, respectively.

As of June 30, 2009 and December 31, 2008, the total assets by segment were as follows:

	June 30, 2009	December 31, 2008
Crane	$1,960.5	$2,223.7
Foodservice	2,389.0	3,389.4
Corporate	484.1	452.3
Total	$4,833.6	$6,065.4

22. Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  The company has evaluated subsequent events through August 10, 2009, the date the financial statements were issued.  The company noted no significant subsequent events requiring adjustment to the financial statements or disclosure have occurred through this date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
Crane	$652.3	$1,063.8	$1,325.2	$1,948.2
Foodservice	382.5	127.3	737.1	231.4
Total net sales	$1,034.8	$1,191.1	$2,062.3	$2,179.6

Consolidated net sales for the three months ended June 30, 2009 decreased 13.1% to $1.035 billion, from $1.191 billion for the same period in 2008.  For the six months ended June 30, 2008 sales decreased 5.4% to $2.062 billion versus sales of $2.180 billion for the six months ended June 30, 2008.  The decreases in sales were driven primarily by a 38.7% and 32.0% decrease in Crane segment sales for the three and six months ended June 30, 2009 versus the same periods in 2008, respectively.  These results were partially offset by the increases in sales in the Foodservice segment for both periods in 2009 as compared to 2008 due to sales from businesses acquired in the Enodis acquisition during the fourth quarter of 2008.

Net sales from the Crane segment for the three months ended June 30, 2009 decreased to $652.3 million versus $1.064 billion for the three months ended June 30, 2008.  For the six months ended June 30, 2009 sales decreased to $1.325 billion versus $1.948 billion for the six months ended June 30, 2008.  Net sales for both the three and six months ended June 30, 2009 decreased over the same period in the prior year in all major geographic regions and in all product lines.  The Crane segment sales have been negatively impacted by the weak global economy.

For the three and six months ended June 30, 2009 versus the same periods in 2008, the weaker Euro currency compared to the U.S. Dollar had an approximate $80.5 million and $151.8 million, respectively, unfavorable impact on Crane segment sales.  As of June 30, 2009, total Crane segment backlog was $900.5 million, a 35.5% decrease over the March 31, 2009 backlog of $1.4 billion and a 52.6% decrease over the December 31, 2008 backlog of $1.9 billion.   The decrease in backlog reflects the severity of the downturn in international crane sales volumes.  Although there has been stabilization in the form of a net-positive order flow, the magnitude of new orders is not outpacing our quarterly shipments.

Net sales from the Foodservice segment increased 200.5% to $382.5 million for the three months ended June 30, 2009 versus $127.3 million for the three months ended June 30, 2008.  For the six months ended June 30, 2009, Foodservice segment sales of $737.1 million increased 218.5% over the same period in 2008.  The sales increases during the both periods were the result of $285.8 million and $559.9 million of sales from the Enodis businesses in the three and six months ended June 30, 2009, respectively.  Excluding the sales from the Enodis businesses, sales would have decreased $30.6 million and $54.2 million during the three and six month periods ended June 30, 2009 versus the same periods last year, respectively.  The lower sales are due to the extended contraction of capital spending by the restaurant industry.  In addition, sales for both periods were negatively impacted by the strength of the U.S. Dollar relative to the Euro, British Pound and Chinese currencies and as a result lowered sales for the three and six months ended 2009 versus 2008 by $17.1 million and $35.5 million, respectively.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Earnings from operations:
Crane	$47.9	$165.4	$103.0	$298.4
Foodservice	39.6	22.8	60.2	34.9
Corporate expense	(12.4)	(13.0)	(25.4)	(25.5)
Asset impairments	—	—	(700.0)	—
Restructuring expense	(21.5)	—	(25.9)	—
Integration expense	(2.0)	—	(3.5)	—
Total	$51.6	$175.2	$(591.6)	$307.8

Consolidated gross profit for the three months ended June 30, 2009 was $236.8 million, a decrease of $50.3 million as compared to the $287.1 million of consolidated gross profit for the same period in 2008.  Consolidated gross profit for the six months ended June 30, 2009 was $441.8 million, a decrease of $88.1 million as compared to the $529.9 million of consolidated gross profit for the same period in 2008.  These decreases were driven by significantly lower gross profit in the Crane segment primarily due to decreased sales volumes, increased manufacturing unabsorbed overhead costs and an unfavorable translation effect of foreign currency exchange rate changes.  For the three and six month periods ended June 30, 2009 versus the same periods in 2008, the Crane segment gross profit declined $136.8 million and $238.0 million, respectively.  The weaker Euro currency compared to the U.S. Dollar had an unfavorable impact on gross profit of approximately $19.8 million and $33.5 million, respectively.  The gross profit decreases for both periods as compared to last year were partially offset by favorable product price increases and factory cost reductions.

For the three and six months ended June 30, 2009, the Foodservice segment gross profit increased approximately $86.6 million and $149.9 million, respectively, versus the same periods last year.  The increases in gross profit for both periods were due to the inclusion of the Enodis gross profit of $98.8 million and $169.5 million.  Partially offsetting these increases were lower sales volumes, higher material costs and the unfavorable impact of the stronger U.S. Dollar versus other foreign currencies for the three and six months ended June 30, 2009 versus the same periods in 2008.

Engineering, selling and administrative (ES&A) expenses for the second quarter of 2009 increased approximately $43.1 million to $153.3 million versus $110.2 million for the second quarter of 2008.  For the six months ended June 30, 2009, ES&A expenses were $287.3 million, which was a $68.7 million increase over ES&A expenses for the six months ended June 30, 2008.  For both periods these increases were driven by the Foodservice segment as a result of including the Enodis ES&A expenses of $69.8 million and $121.2 million for the three and six months ended June 30, 2009.  Partially offsetting the overall increases in ES&A expenses were the lower Crane segment ES&A expenses of $19.3 million and $42.4 million for both periods, respectively, due to lower employee related costs, travel and professional fees.  In addition, the stronger U.S. Dollar versus other foreign currencies had a favorable impact of $5.2 million and $10.4 million in Crane ES&A expenses for both periods.

For the three months ended June 30, 2009, the Crane segment reported operating earnings of $47.9 million compared to $165.5 million for the three months ended June 30, 2008.  For the six months ended June 30, 2009, the Crane segment reported operating earnings of $103.0 million compared to $298.4 million for the six months ended June 30, 2008.  Operating earnings of the Crane segment for the three and six month periods in 2009 as compared to the same periods in 2008 were unfavorably affected by lower sales volumes across all regions, lower factory efficiencies and an unfavorable translation effect of foreign currency exchange rate changes.  As a result, operating margin for the three months ended June 30, 2009 was 7.3% versus 15.5% for the three months ended June 30, 2008 and 7.8% versus 15.3% for the six months ended June 30, 2009 and June 30, 2008, respectively.

For the three months ended June 30, 2009, the Foodservice segment reported operating earnings of $39.6 million compared to $22.8 million for the three months ended June 30, 2008.   For the six months ended June 30, 2009, the Foodservice segment reported operating earnings of $60.2 million compared to $34.9 million for the six months ended June 30, 2008. The primary driver for the increases in operating earnings for both periods is the inclusion of the Enodis operating earnings of $22.0 million and $34.5 million for the three and six months ended June 30, 2009.  However, excluding the impact of the Enodis results, operating earnings for the Foodservice segment decreased $5.2 million and $9.2 million in the second quarter and first half of 2009 versus the same periods in 2008 due to lower sales volumes across all regions and product lines as a result of the lower capital spending by the restaurant industry.

For the three months ended June 30, 2009, corporate expenses were $12.4 million compared to $13.0 million for the three months ended June 30, 2008.   For the six months ended June 30, 2009, corporate expenses were $25.4 million compared to $25.5 million for the six months ended June 30, 2008.  These decreases were the result of lower employee-related costs partially offset by higher professional services expenses.

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

During the first quarter of 2009, our stock price continued to decline as global market conditions remained depressed, the credit markets did not improve and the performance of our Crane and Foodservice segments was below our expectations.  In connection with a reforecast of expected 2009 financial results completed in early April 2009, we determined the foregoing circumstances to be indicators of potential impairment under the guidance of SFAS No. 142.  Therefore, we performed the required initial impairment test for each of our operating units as of March 31, 2009.  We re-performed our established method of present-valuing future cash flows, taking into account our updated projections, to determine the fair value of the reporting units.   The determination of fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. We evaluated the significant assumptions used to determine the fair value of each reporting unit, both individually and in the aggregate, and concluded they are reasonable.

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired, and therefore, the company proceeded to measure the amount of the potential impairment with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized impairment charges as of March 31, 2009 of $548.8 million related to goodwill and $151.2 million related to other indefinite-lived intangible assets, both within the Foodservice segment.  These non-cash impairment charges have no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There is no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million benefit associated with the other indefinite-lived intangible asset impairment.

As of June 30, 2009, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets and based on those results no additional impairment had occurred subsequent to the impairment charges recorded in the first quarter of 2009.  We will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment.  In the event we determine that assets are impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.

As a result of the continued worldwide decline in crane sales during the three and six months ended June 30, 2009 the company recorded $15.4 million and $19.6 million, respectively, in restructuring charges to further reduce the Crane segment cost structure in all regions.  The Foodservice segment also recorded a restructuring expense of $6.3 million in the second quarter of 2009 primarily in response to the closing of its Harford Duracool facility in Aberdeen, Maryland.  See further detail related to the restructuring expenses at Note 18, “Restructuring”.

The company is engaged in a number of integration activities associated with the Enodis acquisition.  For the three and six months ended June 30, 2009, integration expenses were approximately $2.0 million and $3.5 million, respectively.  Integration expenses include only costs directly associated with the integration such as costs related to outside vendors or services, costs of employees who have been assigned full-time to integration activities, and travel-related expenses.

Analysis of Non-Operating Income Statement Items

Amortization expense for deferred financing fees was $11.4 million and $19.8 million for the three and six months ended June 30, 2009.   For the same periods in 2008, the expense was $0.2 million and $0.4 million, respectively.  The higher expense in 2009 is related to the amortization of the fees associated with entering into the New Credit Agreement which was drawn upon in November of 2008 to fund our purchase of Enodis.  See further detail on the New Credit Agreement at Note 9, “Debt”.

Interest expense for the three and six months ended June 30, 2009 was $41.0 million and $81.4 million, respectively.  Interest expense was $7.1 million and $13.6 million for the three and six months ended June 30, 2008.   The increase is the result of additional interest expense associated with the New Credit Agreement.

The loss on debt extinguishment of $2.1 million in the second quarter of 2009 is related to the accelerated paydown of Term Loan X using the proceeds from the sale of the Enodis ice businesses.  Other income, net for the first six months of 2009 was $6.2 million versus $8.1 million for the same six months ended June 30, 2008.  The decrease is primarily the result of a decrease in interest income as a result of lower cash balances during the first six months of 2009 versus the same period last year.

The tax benefit for the six months ended June 30, 2009 was favorably impacted by the reversal of various reserves for uncertain tax positions as discussed in Note 11, “Income Taxes”.  These reversals resulted in a discrete tax benefit of $30.3 million.  The goodwill impairment of $548.8 million is not tax deductible and thus had an unfavorable impact on the tax benefit.  The write-down of the trademarks of $151.2 million had an associated deferred tax liability of $52.0 million which resulted in no impact on the tax rate.  As the company posted a pre-tax loss, a tax benefit increases the effective tax rate, and an increase in tax expense decreases the effective tax rate.  As a result, the tax rate for the six months ended June 30, 2009 was 9.8% as compared to 28.3% for the six months ended June 30, 2008.  Both the 2009 and 2008 rates were also favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

The results from discontinued operations were a loss of $3.0 million and earnings of $12.7 million, net of income taxes, for the three months ended June 30, 2009 and June 30, 2008, respectively.  The 2009 loss relates to the results of operations of the Enodis ice businesses classified as held-for-sale and the former Marine segment sold on December 31, 2008.  The ice-machine operations of Enodis generated an operating loss of $1.8 million and the loss for the Marine segment of $1.2 million was related to administration expenses associated with the disposition of the segment.  The 2008 earnings from discontinued operations related to the results of operations from the Marine segment.

The loss on sale of discontinued operations was $23.2 million, net of income taxes, for the three and six months ended June 30, 2009.   On May 15, 2009 the company completed the sale of the Enodis ice machine operations and realized an after tax loss of $23.9 million.  The loss was primarily driven by a taxable gain related to assets held in the United States for U.S. tax purposes.  Partially offsetting this loss was the finalization of a working capital adjustment related to the Marine segment sale in 2008 that resulted in a gain on sale of discontinued operations of $0.7 million, net of income taxes, for the three and six months ended June 30, 2009.

For the three and six months ended June 30, 2009, a net loss attributable to a noncontrolling interest of $0.7 million and $1.7 million, respectively, was recorded in relation to our 50% joint venture with the shareholders of TaiAn Dongyue.  There was a net loss of $0.1 million recorded in the same periods of 2008.  See further detail related to the joint venture at Note 2, “Acquisitions.”

Financial Condition

First Six Months of 2009

The cash and cash equivalents balance as of June 30, 2009 totaled $120.0 million, which was a decrease of $53.0 million from the December 31, 2008 balance of $173.0 million.  Cash flow from operations for the first six months of 2009 was a use of cash of $17.9 million compared to cash provided of $151.8 million for the first half of 2008.  During the first half of 2009 the use of cash was primarily driven by the overall slowdown of business activity for both segments, which favorably reduced the accounts receivable and inventory balances but also unfavorably decreased the accounts payable balance.  Lower earnings for the six months ended June 30, 2009 also contributed to the decrease in cash from operations.  In addition, cash flow was negatively impacted by the reduction of other liabilities primarily due to a $70.0 million settlement payment made in connection with a settlement of a legacy Enodis long-standing, non-operational legal matter.  See further detail related to the legal settlement at Note 15, “Contingencies and Significant Estimates”.

Capital expenditures during the first half of 2009 were $44.3 million versus $64.5 million during the first half of 2008.  The majority of the capital expenditures were related to capacity expansion projects and ERP implementation costs for the Crane segment and tooling and equipment costs for the Foodservice segment.

Proceeds from the sale of the Enodis ice businesses provided $148.8 million, which were used to partially pay down Term Loan X.

First Six Months of 2008

The cash and cash equivalents balance as of June 30, 2008 totaled $416.3 million, which was an increase of $49.5 million from the December 31, 2007 balance of $366.8 million.  Cash flow from operations for the first six months of 2008 was $151.8 million compared to a use of cash of $26.3 million for the first half of 2007.  During the first half of 2008 the cash flow generation from operations was driven by $236.5 million of net earnings, an increase in accounts payable of $81.9 million, and an increase in customer advances of $61.8 million.  The increase in accounts payable is related to the increase in inventory for the Crane and Foodservice segments and the increase in customer advances is in connection with deposits required for our larger crane orders.  Cash flow was negatively impacted by an increase in inventory of $193.0 million and an increase in accounts receivable of $37.9 million.  The increase in inventory was due to the increase in production to support higher sales volumes and higher backlog levels in the Crane segment as well as traditional seasonal increases in the Foodservice segment.  In addition, supplier constraints have negatively impacted production throughput resulting in higher Crane segment inventories.  The increase in accounts receivable was driven primarily by an increase in the Crane segment sales volumes.   During the first half of 2008 the company made tax payments of approximately $58.5 million versus $35.0 million during the first half of 2007.

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

Capital expenditures during the first half of 2008 were $64.5 million versus $27.4 million during the first half of 2007.  The majority of the capital expenditures were related to capacity expansion projects and ERP implementation costs for the Crane segment, ERP costs for the Foodservice segment, and facility upgrades for the Marine segment.

Liquidity and Capital Resources

Outstanding debt at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30, 2009	December 31, 2008
Revolving credit facility	$94.7	$17.0
Term loan A	973.8	1,025.0
Term loan B	1,194.0	1,200.0
Term loan X	33.6	181.5
Senior notes due 2013	150.0	150.0
Other	86.7	81.8
Total debt	2,532.8	2,655.3

In April 2008, the company entered into a $2.4 billion credit agreement which was amended and restated as of August 25, 2008 to ultimately increase the size of the total facility to $2.925 billion (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.  The New Credit Agreement includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term. As of June 30, 2009, the company had outstanding $94.7 million of borrowings under the revolving facility with an interest rate of 5.2%.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.

In June 2009 the company entered into Amendment No. 2 (the Amendment) to the New Credit Agreement to provide relief under its consolidated total leverage ratio and consolidated interest coverage ratio financial covenants.  This Amendment was required to avoid a potential financial covenant violation at the end of its second quarter of fiscal 2009 as a result of lower demand for certain of the company’s products due to continued weakness in the global economy and tight credit markets.  Terms of the Amendment included an increase in the margin on London Interbank Offered Rate (LIBOR) and Alternative Borrowing Rate (ABR) loans of between 150 and 175 basis points, depending on the Consolidated Total Leverage Ratio.

The New Credit Agreement, as amended, contains financial covenants whereby the ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the New Credit Agreement, to (b) consolidated interest expense, each for the most recent four fiscal quarters (Consolidated Interest Coverage Ratio) and the ratio of (c) consolidated indebtedness to (d) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Total Leverage Ratio), at all times must each meet certain defined limits listed below:

Fiscal Quarter Ending:	Consolidated Interest Coverage Ratio	Consolidated Total Leverage Ratio
	(less than)	(greater than)
June 30, 2009	5.25:1	2.75:1
September 30, 2009	6.625:1	2.25:1
December 31, 2009	7.125:1	1.875:1
March 31, 2010	7.375:1	1.875:1
June 30, 2010	7.375:1	2.00:1
September 30, 2010	6.75:1	2.125:1
December 31, 2010	6.25:1	2.125:1
March 31, 2011	6.25:1	2.125:1
June 30, 2011	6.00:1	2.25:1
September 30, 2011	5.75:1	2.30:1
December 31, 2011	5.125:1	2.40:1
March 31, 2012	5.00:1	2.625:1
June 30, 2012	4.50:1	2.75:1
September 30, 2012	4.00:1	3.00:1
Thereafter	3.50:1	3.00:1

In addition, the Amendment added a financial covenant whereby the ratio of (e) consolidated senior secured indebtedness to (f) consolidated EBITDA for the most recent four fiscal quarters, beginning with the fiscal quarter ending June 30, 2011 must meet certain defined limits listed below:

Fiscal quarter ending:	Consolidated Senior Secured Indebtedness Ratio
(less than)
June 30, 2011	5.25:1
September 30, 2011	5.25:1
December 31, 2011	4.50:1
March 31, 2012	4.50:1
June 30, 2012	4.00:1
September 30, 2012	4.00:1
Thereafter	3.50:1

The Amendment also eliminated the option to increase the borrowing capacity of the revolving facility or Term Loan A.  Additionally, the Amendment placed certain limitations on capital expenditures, restricted payments and acquisitions per calendar year depending on the Consolidated Total Leverage Ratio.  The New Credit Agreement, as amended, also contains customary representations and warranties and events of default.

The company accounted for the Amendment under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”).  As the present value of the cash flows both prior to and after the Amendment was not substantially different, fees of $17.0 million paid by the company to the parties to the New Credit Agreement were capitalized in connection with the Amendment and along with the existing unamortized debt fees, will be amortized over the remaining term of the New Credit Agreement using the effective interest method. Furthermore, in accordance with EITF 96-19, costs incurred with third parties of $0.3 million were expensed as incurred.

The company’s Senior Notes due 2013 (Senior Notes due 2013) also contains customary affirmative and negative covenants.  These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

As of June 30, 2009 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended, and the Senior Notes due 2013.

In conjunction with the Amendment of the New Credit Agreement, the company terminated the Term Loan A interest rate swap entered into in January  2009 resulting in a realized gain of $2.0 million and entered into a new interest rate swap related to Term Loan A.   In accordance with FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, the realized gain will be amortized as an adjustment to interest expense over the life of the original January Term Loan A swap. The Amended Term Loan A swap transaction is fixed to the 3 month LIBOR interest rate for 50 percent of the notional amount.  The Term Loan B swap transaction is fixed to the 1 month LIBOR with a 3 percent floor for 50 percent of the notional amount.  $449.4 million of Term Loan A was fixed at 2.501 percent plus a 450 basis point spread, which equals 7.001%.  $600.0 million of Term Loan B was fixed at 3.635 percent rate plus a 450 basis point spread, which equals 8.135%.  Both interest rate hedges for the Term Loan A and Term Loan B are amortizing swaps that have an aggregate weighted average life of three years.  The remaining unhedged 50 percent portions of the Term Loans A and B as well as the revolving credit facility and Term Loan X, continue to bear interest at a variable interest rate plus the applicable spread according to the New Credit Agreement, as amended.

As of June 30, 2009 the company had outstanding $86.7 million of other indebtedness that has a weighted-average interest rate of approximately 6.3%.  This debt includes outstanding overdraft balances in the Americas, Asia and Europe and various capital leases.

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings, Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash transaction was approximately $120 million. The company used the cash proceeds, net of a preliminary working capital adjustment, to partially pay down the balance on the Term Loan X of approximately $118.5 million.  On May 15, 2009 the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.  The company used the after-tax net proceeds of approximately $150 million to reduce the balance on Term Loan X.  As of June 30, 2009 the balance on this term loan was $33.6 million.

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include the following: consolidated interest coverage ratio and consolidated total leverage ratio.  As of June 30, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants.  See additional discussion regarding future compliance with such covenants in Note 9, “Debt”.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at June 30, 2009 was $65.1 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

Our liquidity position at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$120.0	$173.0
Revolver borrowing capacity	305.3	383.0
AR securitization borrowing capacity	—	—
Less: outstanding letters of credit	(3.8)	(68.3)
Total liquidity	$421.5	487.7

We anticipate generating substantial net operating loss carryforwards in France during 2009.  At June 30, 2009, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) in the most recent three-year period we have utilized carryforwards incurred during the previous crane down cycle and (iii) we currently expect to utilize any carryforwards created during 2009 over the long term, (iv) in the most recent three-year period, the company has recognized cumulative profitability and (v) the company has initiated tax planning actions that will increase future profitability in France.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and we generate operating losses in our French operations for an extended period of time, it is possible we might conclude the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the tax benefit associated with the carryforwards.

Recent Accounting Changes and Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification (“Codification”) will be the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in SFAS No. 168.  All other accounting literature not included in the Codification is nonauthoritative.  This statement is effective for interim and annual periods ending after September 15, 2009.  The company does not expect that the adoption of this statement will have a significant impact on the determination or reporting of its financial results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 amends the consolidation guidance applicable to variable interest entities.  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS No. 167 also requires additional disclosures about an enterprise’s involvement in variable interest entities.  SFAS No. 167 is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  The company is currently evaluating the impact that the adoption of this statement will have on the determination or reporting of its financial results.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”.  SFAS No. 166 will require entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  SFAS No. 166 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets.  SFAS No. 166 is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  The company is currently evaluating the impact that the adoption of SFAS No. 166 will have on the reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009.  The adoption of  SFAS No. 165 did not have a material impact on its consolidated financial statements.  Refer to Note 22, “Subsequent Events” for the required disclosures in accordance with SFAS No. 165.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP did not have a material impact on the consolidated financial statements.  Refer to Note 4 for the disclosures required in accordance with this FSP.

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

Foodservice—weather; consolidations within the restaurant and foodservice equipment industries; global expansion of customers; the commercial ice-cube machine replacement cycle in the United States; unanticipated issues associated with refresh/renovation plans by national restaurant accounts; specialty foodservice market growth; the demand for quickservice restaurant and kiosks; future strength of the beverage industry; in connection with the now-completed acquisition of Enodis: potential balance sheet changes resulting from finalization of purchase accounting treatment; the ability to appropriately and timely integrate the acquisition of Enodis; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies and the anticipated timing to realize those savings, synergies and options.

Corporate (including factors that may affect more than one of the three segments)— finalization of the price and terms of the now-completed divestitures and unanticipated issues associated with transitional services provided by the company in connection with these divestitures; changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets served by the company unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on hedges in place world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; issues associated with workforce reductions; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; and unanticipated changes in customer demand.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of the company’s shareholders on May 5, 2009, management’s nominees named below were elected as directors by the indicated votes cast for each nominee:

Name of Nominee	For	Withheld
Cynthia M. Egnotovich	104,002,795	5,528,087
James L. Packard	103,159,948	6,370,935

The directors elected above will serve until the Annual Meeting of Shareholders to be held in the year 2012.  The following other directors continue in office:

Dean H. Anderson

Virgis W. Colbert
Kenneth W. Krueger

Keith D. Nosbusch
Robert C. Stift

Glen E. Tellock

At the annual meeting of the company’s shareholders on May 5, 2009, the appointment of PricewaterhouseCoopers LLP as the company’s registered independent public accountanting firm for the fiscal year ending December 31, 2009 was ratified by the indicated votes cast

Name of Nominee	For	Against	Abstain
PricewaterhouseCoopers LLP	106,973,890	2,281,571	275,416

Further information concerning the matter voted upon at the 2009 Annual Meeting of Shareholders is contained in the company’s proxy statement dated March 26, 2009 with respect to the 2009 Annual Meeting.

Item 6.  Exhibits

(a)   Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman, President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX

TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
June 30, 2009

Exhibit No.*	Description	Filed/Furnished Herewith

10.12

Amendment No. 4 dated June 29, 2009 to the Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as Seller, The Manitowoc Company, Inc., as Services, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landisbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 on the company’s Current Report on Form 8-K dated as of December 23, 2006 and incorporated herein by reference) as amended on August 15, 2007 with such amendment filed as exhibits 10.12 to the Annual Report in Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

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