Form 10-Q
period 2009-09-30
MANITOWOC CO INC
filed 2009-11-09
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2009, the most recent practicable date, was 130,631,654.

THE MANITOWOC COMPANY, INC.

FORM 10-Q INDEX

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$881.5	$1,106.8	$2,943.8	$3,286.4

Costs and expenses:
Cost of sales	680.0	863.1	2,300.4	2,512.8
Engineering, selling and administrative expenses	132.7	98.7	420.0	317.3
Asset impairments	—	—	700.0	—
Restructuring expense	12.8	0.8	38.7	0.8
Integration expense	—	1.6	3.5	1.6
Amortization expense	8.4	2.0	25.2	5.5
Total operating costs and expenses	833.9	966.2	3,487.8	2,838.0

Earnings (loss) from operations	47.6	140.6	(544.0)	448.4

Other income (expenses):
Amortization of deferred financing fees	(12.0)	(0.2)	(31.9)	(0.6)
Interest expense	(49.0)	(7.3)	(130.4)	(21.0)
Loss on currency hedges	—	(198.4)	—	(198.4)
Loss on debt extinguishment	—	—	(2.1)	—
Other income (expense), net	2.3	(2.8)	8.5	5.3
Total other income (expenses)	(58.7)	(208.7)	(155.9)	(214.7)

Earnings (loss) from continuing operations before taxes on income	(11.1)	(68.1)	(699.9)	233.7
Provision (benefit) for taxes on income	3.6	(29.6)	(63.6)	55.9
Earnings (loss) from continuing operations	(14.7)	(38.5)	(636.3)	177.8

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $0.1, $4.2, $1.9 and $12.1, respectively	(1.8)	11.6	(33.1)	31.7
Loss on sale of discontinued operations, net of income taxes of $2.7 and $19.6, respectively	(2.7)	—	(25.8)	—
Net earnings (loss)	(19.2)	(26.9)	(695.2)	209.5
Less: Net loss attributable to noncontrolling interest, net of tax	(1.5)	(0.8)	(3.2)	(0.9)
Net earnings (loss) attributable to Manitowoc	(17.7)	(26.1)	(692.0)	210.4

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	(13.2)	(37.7)	(633.1)	178.7
Earnings (loss) from discontinued operations, net of income taxes	(1.8)	11.6	(33.1)	31.7
Loss on sale of discontinued operations, net of income taxes	(2.7)	—	(25.8)	—
Net earnings (loss) attributable to Manitowoc	(17.7)	(26.1)	(692.0)	210.4

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	(0.10)	(0.29)	(4.86)	1.38
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.01)	0.09	(0.25)	0.24
Loss on sale of discontinued operations, net of income taxes	(0.02)	—	(0.20)	—
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.14)	(0.20)	(5.31)	1.62

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	(0.10)	(0.29)	(4.86)	1.36
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.01)	0.09	(0.25)	0.24
Loss on sale of discontinued operations, net of income taxes	(0.02)	—	(0.20)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	(0.14)	(0.20)	(5.31)	1.60

Weighted average shares outstanding — basic	130,284,925	130,090,741	130,227,298	129,855,810
Weighted average shares outstanding — diluted	130,284,925	130,090,741	130,227,298	131,781,634

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of September 30, 2009 and December 31, 2008

(Unaudited)

(In millions, except share data)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$158.5	$173.0
Marketable securities	2.6	2.6
Restricted cash	6.5	5.1
Accounts receivable, less allowances of $38.2 and $36.3, respectively	420.0	608.2
Inventories — net	718.9	925.3
Deferred income taxes	210.7	138.1
Other current assets	71.1	177.9
Current assets of discontinued operations	—	124.8
Total current assets	1,588.3	2,155.0

Property, plant and equipment — net	715.0	728.8
Goodwill	1,244.2	1,890.5
Other intangible assets — net	948.6	1,009.0
Other non-current assets	149.0	179.7
Long-term assets of discontinued operations	—	123.1
Total assets	$4,645.1	$6,086.1

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$822.1	$1,206.3
Short-term borrowings	176.2	182.3
Income taxes payable	29.8	—
Product warranties	98.6	102.0
Customer advances	54.2	48.5
Product liabilities	31.3	34.4
Current liabilities of discontinued operations	—	44.6
Total current liabilities	1,212.2	1,618.1
Non-Current Liabilities:
Long-term debt	2,217.0	2,473.0
Deferred income taxes	286.9	283.7
Pension obligations	43.6	48.0
Postretirement health and other benefit obligations	54.7	55.9
Long-term deferred revenue	40.1	56.3
Other non-current liabilities	148.8	228.8
Total non-current liabilities	2,791.1	3,145.7

Commitments and contingencies (Note 15)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 130,631,654 and 130,359,554 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	440.7	436.1
Accumulated other comprehensive income	86.3	68.5
Retained earnings	203.5	903.4
Treasury stock, at cost (32,544,274 and 32,816,374 shares, respectively)	(88.7)	(88.9)
Total Manitowoc stockholders’ equity	643.2	1,320.5
Noncontrolling interest	(1.4)	1.8
Total equity	641.8	1,322.3
Total liabilities and equity	$4,645.1	$6,086.1

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited, In millions)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operations:
Net earnings (loss)	$(695.2)	$209.5
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Asset impairments	700.0	—
Discontinued operations, net of income taxes	33.1	(31.7)
Depreciation	72.0	62.2
Amortization of intangible assets	25.2	5.5
Deferred income taxes	(122.1)	3.9
Loss (gain) on sale of property, plant and equipment	1.7	(1.9)
Restructuring expense	38.7	—
Amortization of deferred financing fees	31.9	0.6
Loss on sale of discontinued operations	25.8	—
Other	5.9	5.7
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	210.6	(68.0)
Inventories	237.6	(257.5)
Other assets	22.5	(78.0)
Accounts payable	(271.2)	249.5
Accrued expenses and other liabilities	(115.4)	13.1
Net cash provided by operating activities of continuing operations	201.1	112.9
Net cash provided by (used for) operating activities of discontinued operations	(21.2)	36.8
Net cash provided by operating activities	179.9	149.7

Cash Flows from Investing:
Business acquisitions, net of cash acquired	—	(26.7)
Capital expenditures	(63.5)	(96.2)
Change in restricted cash	(1.4)	11.5
Proceeds from sale of business	148.8	—
Proceeds from sale of property, plant and equipment	3.5	5.6
Purchase of marketable securities	—	(0.1)
Net cash provided by (used for) investing activities of continuing operations	87.4	(105.9)
Net cash used for investing activities of discontinued operations	—	(2.2)
Net cash provided by (used for) investing activities	87.4	(108.1)

Cash Flows from Financing:
Proceeds from revolving credit facility	(17.0)	—
Payments on long-term debt	(355.3)	(43.1)
Proceeds from long-term debt	118.6	33.1
Payments on notes financing	(7.9)	(4.4)
Debt issuance costs	(17.8)	(17.6)
Dividends paid	(7.9)	(7.8)
Exercises of stock options, including windfall tax benefits	(0.1)	8.6
Net cash used for financing activities	(287.4)	(31.2)

Effect of exchange rate changes on cash	5.6	2.1

Net increase (decrease) in cash and cash equivalents	(14.5)	12.5
Balance at beginning of period	173.0	366.9
Balance at end of period	$158.5	$379.4

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net earnings (loss)	$(19.2)	$(26.9)	$(695.2)	$209.5
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	(3.2)	(6.6)	2.5	(4.7)
Foreign currency translation adjustments	39.3	(47.3)	15.3	(1.2)

Total other comprehensive income (loss)	36.1	(53.9)	17.8	(5.9)

Comprehensive income (loss)	16.9	(80.8)	(677.4)	203.6

Comprehensive loss attributable to noncontrolling interest	(1.5)	(0.8)	(3.2)	(0.9)

Comprehensive income (loss) attributable to Manitowoc	$18.4	$(80.0)	$(674.2)	$204.5

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2009 and 2008

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three and nine months ended September 30, 2009 and 2008, the cash flows for the same nine-month periods, and the financial position at September 30, 2009, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2008.  The consolidated balance sheet as of December 31, 2008 was derived from audited financial statements, except for the adjustments as detailed below, and does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation.  The company’s presentation of the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Comprehensive Income have been adjusted to conform with the requirements of Accounting Standards Codification (ASC) Topic 810, “Noncontrolling Interest in Consolidated Financial Statements” and to reflect the Marine segment as a discontinued operation.  See Note 2 to the Consolidated Financial Statements for more information regarding the Company’s first quarter 2009 adoption of Topic 810 and Note 3 for more information regarding the disposal of the Marine segment.

During the quarter ended September 30, 2009, the company identified an adjustment to the income tax provision that should have been included in its previously filed financial statements on Form 10-K for the year ended December 31, 2008.  The issue was discovered during the process of reconciling the income tax provision in the financial statements to the 2008 income tax return and the required adjustment resulted in a decrease in income tax expense, an increase in refundable income taxes and an increase in retained earnings of $20.7 million for the year ended December 31, 2008.  The adjustment also resulted in an increase to the company’s previously reported 2008 earnings per diluted share of $0.16.  There was no impact to the 2008 cash flows from operating activities as the increase in net earnings was offset by the increase in refundable income taxes.

We do not believe that the adjustments to the provision for income taxes, refundable income taxes, and retained earnings described above are material to the company’s results of operations, financial position or cash flows for any of the company’s previously filed annual or quarterly financial statements.  Accordingly, the December 31, 2008 balance sheet included herein has been revised to reflect the adjustment to refundable income taxes and retained earnings discussed above.  The company will revise its 2008 financial statements, prospectively, within the Form 10-K for the fiscal year ending December 31, 2009 to reflect the impact the revisions to the statement of operations.

2. Acquisitions

On October 27, 2008, Manitowoc acquired 100% of the issued and to be issued shares of Enodis plc (Enodis).  Enodis was a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  This acquisition, the largest and most recent acquisition for Manitowoc, has established Manitowoc among the world’s top manufacturers of commercial foodservice equipment. With this acquisition, the Foodservice segment capabilities now span refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies, and allow Manitowoc to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.

The aggregate purchase price was $2.1 billion in cash, exclusive of the settlement of related hedges and there are no future contingent payments or options.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The company is in the process of finalizing third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to future adjustment.

At October 27, 2008 (Date of Acquisition):
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

The following unaudited pro forma information reflects the results of the company’s operations for the three and nine months ended September 30, 2008 as if the acquisition of Enodis had been completed on January 1, 2008. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire Enodis, amortization expense related to acquired intangible assets of Enodis, depreciation expense related to the fair value of the acquired depreciable tangible assets and the tax benefit associated with the incremental interest costs and amortization and depreciation expense. The following unaudited pro forma information includes $14.6 million in the nine months ended September 30, 2008 of additional expense related to the fair value adjustment of inventories and excludes certain cost savings or operating synergies (including costs associated with realizing such savings or synergies) that may result from the acquisition.

	Three Months Ended	Nine Months Ended
(in $millions, except per share data)	September 30, 2008	September 30, 2008
Revenue
Pro forma	$1,510.7	$4,359.5
As reported	1,106.8	3,286.4
Net earnings (loss) attributable to Manitowoc
Pro forma	$(47.8)	$127.3
As reported	(26.1)	210.4
Net earnings (loss) per diluted share attributable to Manitowoc
Pro forma	$(0.37)	$0.97
As reported	(0.20)	1.60

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

On March 6, 2008, the company formed a 50% joint venture with the shareholders of Tai’An Dongyue Heavy Machinery Co., Ltd. (Tai’An Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in Tai’An City, Shandong Province, China.  The company controls 60% of the voting rights and has other rights that give it significant control over the operations of Tai’An Dongyue, and accordingly, the results of this joint venture are consolidated by the company.  On January 1, 2009, the company adopted ASC Topic 810 and has reflected the new requirements in the presentation of its financial statements.  Tai’An Dongyue is the company’s only subsidiary impacted by the new guidance.  The aggregate consideration for the joint venture interest in Tai’An Dongyue was $32.5 million and resulted in $23.5 million of goodwill and $8.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Tai’An Dongyue acquisition at Note 7, “Goodwill and Other Intangible Assets.”

3. Discontinued Operations

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.  This transaction allows the company to focus its financial assets and managerial resources on the growth of its increasingly global Crane and Foodservice businesses.  The company reported the Marine segment as a discontinued operation.  Results of the Marine segment in current and prior periods have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.

The following selected financial data of the Marine segment for the three and nine months ended September 30, 2009 and 2008 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009

Net sales	$—	$—

Pretax loss from discontinued operation	$(2.4)	$(4.2)
Gain on sale, net of income taxes	—	0.7
Benefit for taxes	0.1	0.3
Net loss from discontinued operation	$(2.3)	$(3.2)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008

Net sales	$103.8	$306.1

Pretax earnings from discontinued operation	$15.8	$43.8
Provision for taxes on earnings	4.2	12.1
Net earnings from discontinued operation	$11.6	$31.7

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

The company used the net proceeds from the sale of the Enodis global ice machine operations of approximately $150 million to reduce the balance on Term Loan X that matures in April of 2010. The final sale price resulted in the company recording an additional $28.8 million non-cash impairment charge to reduce the value of the Enodis global ice machine operations in the first quarter of 2009.  As a result of the impairment charge and the earnings of the divested businesses of $0.9 million, the total loss from discontinued operations related to the Enodis global ice machine operations was $27.9 million for the first quarter of 2009.  For the second quarter through May 15, 2009, the loss from discontinued operations related to the Enodis global ice machine operations was $1.8 million.  In the third quarter, the company recorded a $1.1 million favorable adjustment to reduce the tax expense related to the Enodis ice machine operation results and $0.6 million of administration expenses for the disposition of the Enodis ice machine operations.  In addition, the company realized an after tax loss of $23.9 million on the sale of the Enodis global ice machine operations in the second quarter of 2009 that was primarily driven by a taxable gain related to the assets held in the United States for U.S. tax purposes.  In the third quarter, the company recorded a loss of $2.7 million related to a final tax adjustment on the sale of the Enodis ice machine operations.

4. Financial Instruments

The company adopted ASC Topic 820-10, “Fair Value Measurements and Disclosures” effective January 1, 2008.  The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$3.2	$—	$—	$3.2
Forward commodity contracts	—	0.7	—	0.7
Marketable securities	2.6	—	—	2.6
Total Current assets at fair value	$5.8	$0.7	$—	$6.5

Current Liabilities:
Foreign currency exchange contracts	$7.0	$—	$—	$7.0
Forward commodity contracts	—	0.5	—	0.5
Total Current liabilities at fair value	$7.0	$0.5	$—	$7.5

Non-current Liabilities:
Interest rate swap contracts	$—	$8.1	$—	$8.1
Total Non-current liabilities at fair value	$—	$8.1	$—	$8.1

	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$5.5	$—	$—	$5.5
Total Current assets at fair value	$5.5	$—	$—	$5.5

Current Liabilities:
Foreign currency exchange contracts	$10.7	$—	$—	$10.7
Forward commodity contracts	—	6.4	—	6.4
Total Current liabilities at fair value	$10.7	$6.4	$—	$17.1

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, retained interest in receivables sold and short-term variable debt, including amounts outstanding under our revolving credit facility, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $130.5 million and $108.4 million at September 30, 2009 and December 31, 2008, respectively.  The fair values of the company’s term loans under the New Credit Agreement are as follows at September 30, 2009 and December 31, 2008, respectively:  Term Loan A — $924.4 million and $768.8 million; Term Loan B — $1,176.1 million and $890.4 million; and Term Loan X — $28.6 million and $158.6 million, respectively.

ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC Topic 820-10 classifies the inputs used to measure fair value into the following hierarchy:

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

5. Derivative Financial Instruments

On January 1, 2009, the company adopted ASC Topic 815-10-50, “Derivatives and Hedging” which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below.

The company’s risk management objective is to ensure that business exposures to risk that have been identified and measured and are capable of being controlled are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures.  Operating decisions consider associated risks and structure transactions to avoid risk whenever possible.

Use of derivative instruments is consistent with the overall business and risk management objectives of the company.  Derivative instruments may be used to manage business risk within limits specified by the company’s Risk Policy and manage exposures that have been identified through the risk identification and measurement process, provided that they clearly qualify as “hedging” activities as defined in the Risk Policy.  Use of derivative instruments is not automatic, nor is it necessarily the only response to managing pertinent business risk.  Use is permitted only after the risks that have been identified are determined to exceed defined tolerance levels and are considered to be unavoidable.

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

ASC Topic 815-10, “Derivatives and Hedging” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the company designates commodity and currency forward contracts as cash flow hedges of forecasted purchases of commodities and currencies.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $2.1 million of unrealized and realized gains related to interest rate, commodity price and currency rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is completed on a rolling basis for twelve and eighteen months, respectively.

As of September 30, 2009, the company had the following outstanding interest rate, commodity and currency forward contracts that were entered into as hedge forecasted transactions:

Commodity	Units Hedged	Type
Aluminum	1,566 MT	Cash Flow
Copper	533 MT	Cash Flow
Natural Gas	285,174 MMBtu	Cash Flow

Short Currency	Units Hedged	Type
Canadian Dollar	7,062,310	Cash Flow
Euro	31,430,255	Cash Flow
South Korean Won	1,228,204,270	Cash Flow
Singapore Dollar	2,115,000	Cash Flow
United States Dollar	3,532,150	Cash Flow

As of September 30, 2009, the total notional amount of the company’s receive-floating/pay-fixed interest rate swaps was $1.1 billion.

For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Cost of Sales or Other income, net.

Short Currency	Units Hedged	Recognized Location	Purpose
Great British Pound	26,863,395	Other income, net	Accounts Payable and Receivable Settlement

Euro	65,137,539	Other income, net	Accounts Payable and Receivable Settlement

Japanese Yen	207,554,297	Other income, net	Accounts Payable and Receivable Settlement

United States Dollar	54,965,546	Other income, net	Accounts Payable and Receivable Settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of September 30, 2009 was as follows:

	ASSET DERIVATIVES
	2009
	3rd Quarter
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign Exchange Contracts	Other current assets	$2.4
Commodity Contracts	Other current assets	0.7

Total derivatives designated as hedging instruments		$3.1

	ASSET DERIVATIVES
	2009
	3rd Quarter
	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign Exchange Contracts	Other current assets	$0.8

Total derivatives NOT designated as hedging instruments		$0.8

Total asset derivatives		$3.9

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of September 30, 2009 was as follows:

	LIABILITY DERIVATIVES
	2009
	3rd Quarter
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign Exchange Contracts	Accounts payable and accrued expenses	$0.5
Interest Rate Swap Contracts	Other non-current liabilities	8.1
Commodity Contracts	Accounts payable and accrued expenses	0.5

Total derivatives designated as hedging instruments		$9.1

	LIABILITY DERIVATIVES
	2009
	3rd Quarter
	Balance Sheet Location	Fair Value

Derivatives NOT designated as hedging instruments
Foreign Exchange Contracts	Accounts payable and accrued expenses	$6.5
Total derivatives NOT designated as hedging instruments		$6.5

Total liability derivatives		$15.6

The effect of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2009 and gains or losses initially recognized in other comprehensive income (OCI) in the consolidated balance sheet was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Foreign Exchange Contracts	$1.3	Cost of Sales	$1.0

Interest Rate Swap Contracts	(3.0)	Interest Expense	$(3.3)

Commodity Contracts	1.2	Cost of Sales	$(0.8)

Total	$(0.5)		$(3.1)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Commodity Contracts	Cost of Sales	0.1

Total		$0.1

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Foreign Exchange Contracts	Other Income	$(2.1)

Commodity Contracts	Cost of Sales	(0.1)

Total		$(2.2)

The effect of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2009 and gains or losses initially recognized in other comprehensive income (OCI) in the consolidated balance sheet was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Foreign Exchange Contracts	$1.3	Cost of Sales	$(6.9)

Interest Rate Swap Contracts	(5.3)	Interest Expense	$(8.3)

Commodity Contracts	0.1	Cost of Sales	$(3.9)

Total	$(3.9)		$(19.1)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Commodity Contracts	Cost of Sales	—

Total		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Foreign Exchange Contracts	Other Income	$(5.8)

Commodity Contracts	Cost of Sales	(1.2)

Total		$(7.0)

6. Inventories

The components of inventories at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Inventories — gross:
Raw materials	$297.9	$416.0
Work-in-process	215.7	262.9
Finished goods	330.9	352.3
Total inventories — gross	844.5	1,031.2
Excess and obsolete inventory reserve	(91.0)	(70.1)
Net inventories at FIFO cost	753.5	961.1
Excess of FIFO costs over LIFO value	(34.6)	(35.8)
Inventories — net	$718.9	$925.3

Inventory is carried at lower of cost or market value using the first-in, first-out (FIFO) method for 88% of total inventory at September 30, 2009 and December 31, 2008, respectively.  The remainder of the inventory is costed using the last-in, first-out (LIFO) method.

7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2008 and nine months ended September 30, 2009 are as follows:

	Crane	Foodservice	Total

Balance as of January 1, 2008	$271.5	$200.1	$471.6
Tai’An Dongyue acquisition	23.5	—	23.5
Enodis acquisition	—	1,393.8	1,393.8
Foreign currency impact	(9.5)	11.1	1.6
Balance as of December 31, 2008	285.5	1,605.0	1,890.5
Enodis purchase accounting adjustments	—	(97.8)	(97.8)
Foreign currency impact	6.8	(6.5)	0.3
Subtotal	292.3	1,500.7	1,793.0
Asset impairments	—	(548.8)	(548.8)
Balance as of September 30, 2009	$292.3	$951.9	$1,244.2

The decrease in goodwill of $97.8 million for the nine months ended September 30, 2009, was due to further refinement of the purchase accounting allocations associated with the acquisition of Enodis.  See further discussion in Note 2, “Acquisitions.”

The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is no longer amortized; however, the company performs an annual impairment at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; Foodservice Asia; and Foodservice Retail, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

During the first quarter of 2009, the company’s stock price continued to decline as global market conditions remained depressed, the credit markets did not improve and the performance of the company’s Crane and Foodservice segments was below the company’s expectations.  In connection with a reforecast of expected 2009 financial results completed in early April 2009, the company determined the foregoing circumstances to be indicators of potential impairment under the guidance of ASC Topic 350-10. Therefore, the company performed the required initial (“Step One”) impairment test for each of the company’s operating units as of March 31, 2009.  The company re-performed its established method of present-valuing future cash flows, taking into account the company’s updated projections, to determine the fair value of the reporting units.   The determination of fair value of the reporting units requires the company to make significant estimates and assumptions. The fair value measurements (for both goodwill and indefinite-lived intangible assets) are considered Level 3 within the fair value hierarchy. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. The company evaluated the significant assumptions used to determine the fair value of each reporting unit, both individually and in the aggregate, and concluded they are reasonable.

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired: therefore, the company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized impairment charges as of March 31, 2009, of $548.8 million related to goodwill.  The company also recognized impairment charges of $151.2 million related to other indefinite-lived intangible assets as of March 31, 2009.  Both charges were within the Foodservice segment.  The goodwill and other indefinite-lived intangible assets had a carrying value of $1,598.0 million and $368.0 million, respectively, prior to the impairment charges. These non-cash impairment charges have no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There is no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million benefit associated with the other indefinite-lived intangible asset impairment.

As of June 30, 2009, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets and based on those results no additional impairment had occurred subsequent to the impairment charges recorded in the first quarter of 2009.  The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.

The company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets carrying amount may not be recoverable.  The company conducts its long-lived asset impairment analyses in accordance with ASC Topic 360-10-5.  ASC Topic 360-10-5 requires the company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows. At March 31, 2009, in conjunction with the preparation of its financial statements, the company concluded triggering events occurred requiring an evaluation of the impairment of its long-lived assets due to continued weakness in global market conditions, tight credit markets and the performance of the Crane and Foodservice segments. This analysis did not indicate the long-lived assets were impaired.

As discussed in Note 2, “Acquisitions,” on October 27, 2008, the company acquired 100% of the issued and to be issued shares of Enodis plc.   Enodis was a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The aggregate purchase price of $2,060.6 million resulted in a preliminary allocation of $819.0 million to identifiable intangible assets and $1,393.8 million to goodwill.  Of the $819.0 million of acquired intangible assets, $339.0 million was assigned to registered trademarks and tradenames that are not subject to amortization, $165.0 million was assigned to developed technology with a weighted average useful life of 15 years, and the remaining $315.0 million was assigned to customer relationships with a weighted average useful life of 20 years.  All of the $1,393.8 million of goodwill was assigned to the Foodservice segment.

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of September 30, 2009 and December 31, 2008.

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$342.3	$—	$342.3	$458.3	$—	$458.3
Customer relationships	413.7	(18.7)	395.0	334.6	(5.5)	329.1
Patents	35.5	(19.0)	16.5	34.5	(16.5)	18.0
Engineering drawings	12.0	(6.1)	5.9	11.6	(5.4)	6.2
Distribution network	22.0	—	22.0	21.4	—	21.4
Other intangibles	185.7	(18.8)	166.9	184.9	(8.9)	176.0
	$1,011.2	$(62.6)	$948.6	$1,045.3	$(36.3)	$1,009.0

The gross carrying amount of trademarks and tradenames was reduced by $151.2 million based on the asset impairment charges as discussed above for the nine months ended September 30, 2009.  In addition, in connection with the ongoing process of finalizing the completion of valuations associated with the assets acquired in the Enodis acquisition, the company increased the value assigned to customer relationships by $79.0 million and the value assigned to trademarks and tradenames by $32.0 million.  Amortization expense for the three and nine months ended September 30, 2009 was $8.4 million and $25.2 million, respectively.  Amortization expense for the three and nine months ended September 30, 2008 was $2.0 million and $5.5 million, respectively.  Amortization expense related to intangible assets for each of the five succeeding years is estimated to be $33.2 million per year.

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Trade accounts payable and interest payable	$436.2	$649.2
Employee related expenses	112.0	120.2
Consolidated Industries litigation reserves	—	72.0
Restructuring expenses	49.4	41.1
Profit sharing and incentives	13.7	67.2
Accrued rebates	31.4	45.7
Deferred revenue - current	39.5	49.5
Derivative liabilities	7.5	17.1
Miscellaneous accrued expenses	132.4	144.3
	$822.1	$1,206.3

9. Debt

Outstanding debt at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30, 2009	December 31, 2008
Revolving credit facility	$—	$17.0
Term loan A	948.1	1,025.0
Term loan B	1,191.0	1,200.0
Term loan X	33.6	181.5
Senior notes due 2013	150.0	150.0
Other	70.5	81.8
Total debt	2,393.2	2,655.3

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

In June 2009, the company entered into Amendment No. 2 (the Amendment) to the New Credit Agreement to provide relief under its consolidated total leverage ratio and consolidated interest coverage ratio financial covenants.  This Amendment was obtained to avoid a potential financial covenant violation at the end of the second quarter of 2009 as a result of lower demand for certain of the company’s products due to continued weakness in the global economy and tight credit markets.  Terms of the Amendment include an increase in the margin on London Interbank Offered Rate (LIBOR) and Alternative Borrowing Rate (ABR) loans of between 150 and 175 basis points, depending on the consolidated total leverage ratio. Also, one additional interest rate pricing level was added for each loan facility above a certain leverage amount.

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

Fiscal Quarter Ending:	Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio
	(less than)	(greater than)
September 30, 2009	6.625:1	2.25:1
December 31, 2009	7.125:1	1.875:1
March 31, 2010	7.375:1	1.875:1
June 30, 2010	7.375:1	2.00:1
September 30, 2010	6.75:1	2.125:1
December 31, 2010	6.25:1	2.125:1
March 31, 2011	6.25:1	2.125:1
June 30, 2011	6.00:1	2.25:1
September 30, 2011	5.75:1	2.30:1
December 31, 2011	5.125:1	2.40:1
March 31, 2012	5.00:1	2.625:1
June 30, 2012	4.50:1	2.75:1
September 30, 2012	4.00:1	3.00:1
Thereafter	3.50:1	3.00:1

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

The Amendment also reduced or eliminated certain options to increase the borrowing capacity of the revolving facility or Term Loan A.  Additionally, the Amendment placed certain limitations on capital expenditures, restricted payments and acquisitions per calendar year depending on the Consolidated Total Leverage Ratio.  The New Credit Agreement, as amended, also contains customary representations and warranties and events of default.

The company accounted for the Amendment under the provisions of ASC Topic 470-50, “Modifications and Extinguishments” (ASC Topic 470-50).  As the present value of the cash flows both prior to and after the Amendment was not substantially different, fees of $17.0 million paid by the company to the parties to the New Credit Agreement were capitalized in connection with the Amendment and along with the existing unamortized debt fees, will be amortized over the remaining term of the New Credit Agreement using the effective interest method.  Furthermore, in accordance with ASC Topic 470-50, costs incurred with third parties of $0.3 million were expensed as incurred.

The company’s Senior Notes due 2013 (Senior Notes due 2013) also contain customary affirmative and negative covenants.  These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

As of September 30, 2009, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended, and the Senior Notes due 2013.

As a result of the Amendment of the New Credit Agreement, the company terminated the Term Loan A interest rate swap entered into in January of 2009 resulting in a realized gain of $2.0 million and entered into a new interest rate swap related to Term Loan A.   In accordance with ASC Topic 815-10, the realized gain will be amortized as an adjustment to interest expense over the life of the Term Loan A swap. The new Term Loan A swap transaction is fixed to the 3 month LIBOR interest rate for 50 percent of the notional amount.  The Term Loan B swap transaction is fixed to the 1 month LIBOR with a 3 percent floor for 50 percent of the notional amount. Accordingly, $449.4 million of Term Loan A was fixed at 2.501 percent plus the applicable spread, which equals 7.001% at September 30, 2009.  $600.0 million of Term Loan B was fixed at 3.635 percent rate plus the applicable spread, which equals 8.135% at September 30, 2009.  Both interest rate hedges for the Term Loan A and Term Loan B are amortizing swaps that have an original aggregate weighted average life of three years.  The remaining unhedged 50 percent portions of the Term Loans A and B as well as the revolving credit facility and Term Loan X, continue to bear interest at a variable interest rate plus the applicable spread according to the New Credit Agreement, as amended.

As of September 30, 2009, the company had outstanding $70.5 million of other indebtedness that has a weighted-average interest rate of approximately 6.2%.  This debt includes outstanding overdraft balances in the Americas, Asia and Europe and various capital leases.

10. Accounts Receivable Securitization

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as cash collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include the following: consolidated interest coverage ratio and consolidated total leverage ratio.  On June 29, 2009, the company entered into Amendment No. 4 to the Amended and Restated Receivables Purchase Agreement to align the included financial covenants ratios with those of the New Credit Agreement, as amended.  As of September 30, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Amended and Restated Receivables Purchase Agreement.  See additional discussion regarding descriptions of and future compliance with such covenants in Note 9, “Debt”.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at September 30, 2009, was $51.7 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segment businesses.  On September 28, 2009, the company entered into Amendment No. 5 to the Amended and Restated Receivables Purchase Agreement whereby the company modified its securitization program to, among other things, increase the capacity of the program from $105.0 million to $125.0 million and to add two additional businesses under the program.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $74.0 million at September 30, 2009.

Incremental sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $9.0 million for the quarter ended September 30, 2009.  Cash collections of trade accounts receivable balances in the total receivable pool totaled $737.9 million for the nine months ended September 30, 2009.

The accounts receivables securitization program is accounted for as a sale in accordance with ASC Topic 860-10, “Transfers and Servicing.”  Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

The table below provides additional information about delinquencies and net credit losses for trade accounts receivable subject to the accounts receivable securitization program.

		Balance Outstanding
		60 Days or More	Net Credit Losses
	Balance outstanding	Past Due	Nine Months Ended
	September 30,	September 30,	September 30,
	2009	2009	2009
Trade accounts receivable subject to securitization program	$125.7	$13.5	$—

Trade accounts receivable balance sold	74.0

Retained interest	$51.7

11.  Income Taxes

The company and its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  In March 2009, the company settled with the Wisconsin Department of Revenue on its income tax returns for the 1997 to 2005 tax years.  As a result, the company reduced its reserve for uncertain tax positions (including tax, interest, and penalties) by $10.5 million related to this audit period during the quarter ended March 31, 2009.  In addition, the company reduced its reserve for uncertain foreign tax positions by $15.4 million during the quarter ended March 31, 2009 as a result of a recent tax court ruling involving another company with similar circumstances as the company that supported a position taken by the company in a prior tax filing.  In connection with these two matters, the company recognized a tax benefit of $18.6 million during the quarter ended March 31, 2009.

During the quarter ended June 30, 2009, the company recorded an $11.7 million reversal of the reserve for uncertain tax positions established for certain state tax positions for which the statute of limitations has closed.  This reserve was originally recorded as part of the company’s acquisition of Enodis.

During the quarter ended September 30, 2009 the company recorded an additional reserve of $3.7 million for uncertain tax positions relating to the current year, and recorded a $3.8 million tax benefit for the reversal of reserve that was originally recorded as part of the company’s acquisition of Enodis for a tax position for which an audit has closed.  In August 2007, the German tax authorities began an examination of the company’s German crane entity’s income and trade tax returns for 2001 through 2005.  Thus far, there have been no significant developments with regard to this German examination.  In October 2008, the Internal Revenue Service began examinations of the company’s federal consolidated income tax returns for tax years 2006 and 2007 and the Enodis federal consolidated income tax returns for tax years 2006 through 2008.  There have been no significant developments with regards to either of these IRS examinations.

The company anticipates generating substantial net operating loss carryforwards in France during 2009.  At September 30, 2009, the company concluded that a valuation allowance against the deferred income tax asset for the carryforward is not required to be recognized  principally because (i) such carryforwards have an indefinite carryforward period, (ii) in the most recent three-year period the company has utilized carryforwards incurred during the previous crane down cycle, (iii) the company currently expects to utilize any carryforwards created during 2009 over the long term, (iv) in the most recent three-year period, the company has recognized cumulative profitability, and (v) the company has initiated tax planning actions that will increase future profitability in France.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and the company generates operating losses in its French operations for an extended period of time, it is possible the company might conclude that the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the company would be required to recognize a valuation allowance against some or all of the tax benefit associated with the carryforwards. The company updates its financial forecast of the French operations quarterly and continues to closely monitor the utilization of these losses.  The recognition of a valuation allowance, if necessary, could have a material adverse effect on our consolidated balance sheet and results of operations.

The company has recognized a deferred tax asset of $17.2 million for net operating loss carryforwards in Wisconsin.  These carryforwards expire at various times through 2023.  During the quarter ended September 30, 2009, the company updated the net operating loss carryforward to reflect the 2008 return that was filed during the quarter and refined its multiyear Wisconsin taxable income projections and apportionment calculations under the recently enacted Wisconsin tax law changes.  As a result of this analysis, the company recorded a valuation allowance of $3.5 million related to this deferred tax asset which represents an estimate of the amount that is unlikely to be realized.  The company will monitor on a quarterly basis the utilization of the net operating loss.

The company’s reserve for uncertain tax positions has decreased by $2.2 million, including interest and penalty, to $57.0 million during the quarter ended September 30, 2009.  All of the company’s unrecognized tax benefits as of September 30, 2009, if recognized, would affect the effective tax rate.

During the next 12 months, the company does not expect any material movement in its reserve for uncertain tax positions.

12.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	130,284,925	130,090,741	130,227,298	129,855,810
Effect of dilutive securities - stock options and restricted stock	—	—	—	1,925,824
Diluted weighted average common shares outstanding	130,284,925	130,090,741	130,227,298	131,781,634

For the three and nine months ended September 30, 2009, the total number of potential dilutive options was 0.7 million and 0.3 million, respectively.  However, the dilutive options were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2009, since to do so would decrease the loss per share.  In addition, for the three and nine months ended September 30, 2009, 3.4 million and 3.9 million common shares issuable upon the exercise of stock options, respectively, and for the three and nine months ended September 30, 2008, 1.7 million and 0.3 million common shares issuable upon the exercise of stock options, respectively, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

During each of the three month periods ended September 30, 2009 and 2008, the company paid a quarterly dividend of $0.02 and during each of the nine month periods ended September 30, 2009 and 2008, the company paid three quarterly dividends totaling $0.06 per share.

13.  Stockholders’ Equity

The following is a rollforward of retained earnings and noncontrolling interest for the period ending September 30, 2009:

	Retained Earnings	Noncontrolling Interest
Balance at beginning of year	$903.4	$1.8
Net earnings (loss)	(692.0)	(3.2)
Cash dividends	(7.9)	—
Balance at end of period	$203.5	$(1.4)

Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

On March 21, 2007, the Board of Directors of the company approved the Rights Agreement between the company and Computershare Trust Company, N.A., as Rights Agent and declared a dividend distribution of one right (a Right) for each outstanding share of common stock, par value $0.01 per share, of the company (the Common Stock), to shareholders of record at the close of business on

March 30, 2007 (the Record Date).  In addition to the Rights issued as a dividend on the Record Date, the Board of Directors has also determined that one Right will be issued together with each share of Common Stock issued by the company after the Record Date.  Generally, each Right, when it becomes exercisable, entitles the registered holder to purchase from the company one share of Common Stock at a purchase price, in cash, of $110.00 per share ($220.00 per share prior to the September 10, 2007 stock split), subject to adjustment as set forth in the Rights Agreement.

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

Currently, the company has authorization to purchase up to 10 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) of common stock at management’s discretion.  As of September 30, 2009, the company had purchased approximately 7.6 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2009, 2008, 2007 or 2006.

14.  Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation was $3.8 million and $4.8 million for the nine months ended September 30, 2009 and 2008, respectively.  The company granted options to acquire 2.3 million and 0.5 million shares of stock to officers, directors, including non-employee directors and employees during the first quarter of 2009 and 2008, respectively.  The grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date.  All other grants become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  In addition, the company issued 0.2 million shares of restricted stock during each of the first quarters of 2009 and 2008.  The restrictions on all shares of restricted stock expire on the third anniversary of the grant date.

15.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated remaining cost to complete the clean up of this site is approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at September 30, 2009, is $0.7 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

As of September 30, 2009, the company also held reserves for environmental matters related to Enodis locations of approximately $1.9 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of September 30, 2009, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of September 30, 2009, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at September 30, 2009 were $31.3 million; $8.5 million was reserved specifically for actual cases and $22.8 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At September 30, 2009 and December 31, 2008, the company had reserved $117.5 million and $123.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

In conjunction with the Enodis acquisition, the company assumed the responsibility to address outstanding and future legal actions.  At the time of acquisition, the only significant unresolved claimed legal matter involved a former subsidiary of Enodis, Consolidated Industries Corporation (Consolidated).  Enodis sold Consolidated to an unrelated party in 1998. Shortly after the sale, Consolidated commenced bankruptcy proceedings.  In February of 2009, a settlement agreement was reached in the Consolidated matter and the company agreed to a settlement amount of $69.5 million plus interest from February 1, 2009 when the settlement agreement was approved by the Bankruptcy Court.  A reserve for this matter was accrued for in purchase accounting upon the acquisition of Enodis.  In March of 2009, the company made an initial payment $56.0 million.  In addition, both parties mutually agreed to the remaining balance, along with interest, of approximately $14.0 million which was paid in April 2009.

The company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution is not expected to have a material adverse effect on the company’s financial condition, results of operations, or cash flows.

16. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at September 30, 2009 and December 31, 2008, was $79.6 million and $105.8 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at September 30, 2009 and December 31, 2008, was $86.9 million and $105.1 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2013.

During the nine months ended September 30, 2009 and 2008, the company sold $2.5 million and $0.0 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the nine months ended September 30, 2009, the customers paid $10.5 million of the notes to the third party financing companies.  As of September 30, 2009, the outstanding balance of the notes receivables guaranteed by the company was $6.7 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine months ended September 30, 2009 and 2008.

	2009	2008
Balance at beginning of period	$123.5	$91.1
Accruals for warranties issued during the period	55.7	44.8
Settlements made (in cash or in kind) during the period	(63.6)	(45.0)
Currency translation	1.9	0.8
Balance at end of period	$117.5	$91.7

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

The components of periodic benefit costs for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$0.2	$0.5	$0.2	$0.4	$1.5	$0.6
Interest cost of projected benefit obligations	2.6	2.8	0.9	7.8	8.8	2.7
Expected return on plan assets	(2.4)	(2.5)	—	(7.1)	(7.9)	—
Amortization of actuarial net (gain) loss	0.1	—	—	0.3	—	0.1
Net periodic benefit costs	$0.5	$0.8	$1.1	$1.4	$2.4	$3.4
Weighted average assumptions:
Discount rate	6.2%	5.5 - 6.5%	6.2 - 7.25%	6.2%	5.5 - 6.5%	6.2 - 7.25%

Expected return on plan assets	5.75 - 6.5%	4.0 - 6.25%	N/A	5.75 - 6.5%	4.0 - 6.25%	N/A

Rate of compensation increase	N/A	2.0 - 8.0%	N/A	N/A	2.0 - 8.0%	N/A

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$1.7	$0.6
Interest cost of projected benefit obligations	1.8	0.9	0.8	5.5	2.6	2.3
Expected return on plan assets	(1.7)	(0.8)	—	(5.2)	(2.4)	—
Amortization of actuarial net (gain) loss	—	—	—	—	—	—
Net periodic benefit costs	$0.1	$0.6	$1.0	$0.3	$1.9	$2.9
Weighted average assumptions:
Discount rate	6.5%	5.5 - 5.8%	5.75%	6.5%	5.5 - 5.8%	5.75%
Expected return on plan assets	5.9%	0.0 - 6.1%	N/A	5.9%	0.0 - 6.1%	N/A
Rate of compensation increase	N/A	0.0 - 4.4%	N/A	N/A	0.0 - 4.4%	N/A

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

18. Restructuring

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted our tower crane product sales.  As a result of the continued worldwide decline in crane sales during the nine months ended September 30, 2009, the company recorded an additional $28.2 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  The restructuring plans will reduce the Crane segment workforce by approximately 40% of 2008 year-end levels.

As of September 30, 2009, $12.9 million of benefit payments had been made with respect to the workforce reductions.  All restructuring activities are expected to be completed by December 31, 2009.

The following is a rollforward of all restructuring activities relating to the Crane segment for the nine months ended September 30, 2009:

(in millions)	Restructuring Reserve Balance as of 12/31/08	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of 9/30/09

Involuntary employee terminations and related costs	$21.1	$28.2	$(12.9)	$36.4

The Foodservice segment also recorded a restructuring expense of $4.3 million and $10.6 million during the three and nine months ended September 30, 2009, respectively, as a result of closing its Harford Duracool facility in Aberdeen, Maryland in the second quarter and its McCall facility in Parsons, Tennessee in the third quarter.  Approximately 60 employees were affected by the McCall closing which was effective September 30, 2009.

The following is a rollforward of all restructuring activities relating to the Foodservice segment for the nine months ended September 30, 2009:

(in millions)	Restructuring Reserve Balance as of 12/31/08	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of 9/30/09

Involuntary employee terminations and related costs	$—	$1.0	$(1.0)	$—

Facility Closure Costs	—	8.4	(8.4)	—

Other	—	1.2	(1.2)	—

	$—	10.6	(10.6)	—

In addition, $6.6 million of the Enodis acquisition related reserves were utilized during the nine month period ended September 30, 2009.  See further detail related to the restructuring activities at Note 2, “Acquisitions”.

19. Recent Accounting Changes and Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” codified in Accounting Standards Codification (ASC) 605.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010, with early application permitted. The company is currently evaluating the impact that adoption of this guidance will have on the determination or reporting of the company’s financial results.

In June 2009, the FASB issued new guidance codified in ASC 105, which establishes  the FASB Accounting Standards Codification (“Codification”) to become the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in ASC 105.  All other accounting literature not included in the Codification is nonauthoritative.  This guidance is effective for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have a significant impact on the determination or reporting of the company’s financial results.

In June 2009, the FASB issued new guidance codified primarily in ASC 810, “Consolidation.”  This guidance is related to the consolidation rules applicable to variable interest entities.  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities and is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  The company is currently evaluating the impact that the adoption of this guidance will have on the determination or reporting of its financial results.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”, which has not yet been codified.  SFAS No. 166 will require entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  SFAS No. 166 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets.  SFAS No. 166 is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  The company is currently evaluating the impact that the adoption of SFAS No. 166 will have on the reporting of its financial results.

In May 2009, the FASB issued new guidance codified primarily in ASC 855, “Subsequent Events.”  This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note 22, “Subsequent Events” for the required disclosures in accordance with ASC 855.

In April 2009, the FASB issued new guidance codified primarily in ASC 825, “Financial Instruments.”  This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note 4 for the disclosures required in accordance with this guidance.

In April 2009, the FASB issued new guidance which is codified primarily in ASC 805, “Business Combinations.”  This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from ASC 805.  This guidance also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by ASC 450. This guidance was adopted effective January 1, 2009.  There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2008, the FASB issued new guidance which is codified primarily in ASC 715, “Compensation — Retirement Benefits.”  This guidance is related to an employer’s disclosures about the type of plan assets held in a defined benefit pension or other postretirement plan.  This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this guidance is not expected to have a material impact on the company’s financial position or results of operations.

20. Subsidiary Guarantors of Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2013, which include substantially all of the domestic, wholly-owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the Parent, which do not guarantee the Senior Notes due 2013 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the Parent.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$347.7	$630.4	$(96.6)	$881.5
Costs and expenses:
Cost of sales	—	278.9	497.7	(96.6)	680.0
Engineering, selling and administrative expenses	9.7	30.9	92.1	—	132.7
Restructuring expense	—	4.2	8.6	—	12.8
Amortization expense	—	0.5	7.9	—	8.4
Equity in (earnings) loss of subsidiaries	1.0	(1.6)	—	0.6	—
Total costs and expenses	10.7	312.9	606.3	(96.0)	833.9

Operating earnings (loss) from continuing operations	(10.7)	34.8	24.1	(0.6)	47.6

Other income (expenses):
Interest expense	(43.5)	(0.8)	(4.7)	—	(49.0)
Amortization of deferred financing fees	(12.0)	—	—	—	(12.0)
Loss on debt extinguishment	—	—	—	—	—
Management fee income (expense)	9.8	(7.6)	(2.2)	—	—
Other income (expense)-net	10.6	(5.2)	(3.1)	—	2.3
Total other expenses	(35.1)	(13.6)	(10.0)	—	(58.7)

Earnings (loss) from continuing operations before taxes on earnings	(45.8)	21.2	14.1	(0.6)	(11.1)
Provision (benefit) for taxes on earnings (loss)	(28.1)	49.5	(17.8)	—	3.6
Earnings (loss) from continuing operations	(17.7)	(28.3)	31.9	(0.6)	(14.7)

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.4)	(1.4)	—	(1.8)
Loss on sale of discontinued operations, net of income taxes	—	—	(2.7)	—	(2.7)
Net earnings (loss)	(17.7)	(28.7)	27.8	(0.6)	(19.2)
Less: Net loss attributable to noncontrolling interest	—	—	(1.5)	—	(1.5)
Net earnings (loss) attributable to Manitowoc	$(17.7)	$(28.7)	$29.3	$(0.6)	$(17.7)

The Manitowoc Company, Inc.

 Condensed Consolidating Statement of Operations

 For the Three Months Ended September 30, 2008

 (In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$641.9	$658.1	$(193.2)	$1,106.8
Costs and expenses:
Cost of sales	—	527.6	528.7	(193.2)	863.1
Engineering, selling and administrative expenses	13.2	36.0	49.5	—	98.7
Restructuring expense	—	—	0.8	—	0.8
Amortization expense	—	0.5	1.5	—	2.0
Integration expense	—	1.6	—	—	1.6
Equity in (earnings) loss of subsidiaries	(123.5)	0.7	—	122.8	—
Total costs and expenses	(110.3)	566.4	580.5	(70.4)	966.2

Operating earnings (loss) from continuing operations	110.3	75.5	77.6	(122.8)	140.6

Other income (expenses):
Interest expense	(2.7)	(0.9)	(3.7)	—	(7.3)
Amortization of deferred financing fees	(0.2)	—	—	—	(0.2)
Loss on currency hedges	(198.4)	—	—	—	(198.4)
Management fee income (expense)	11.2	(11.6)	0.4	—	—
Other income (expense)-net	18.1	(3.0)	(17.9)	—	(2.8)
Total other expenses	(172.0)	(15.5)	(21.2)	—	(208.7)

Earnings (loss) from continuing operations before taxes on earnings	(61.7)	60.0	56.4	(122.8)	(68.1)
Provision (benefit) for taxes on earnings	(35.6)	0.1	5.9	—	(29.6)
Earnings (loss) from continuing operations	(26.1)	59.9	50.5	(122.8)	(38.5)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	11.6	—	—	11.6
Net earnings (loss)	(26.1)	71.5	50.5	(122.8)	(26.9)
Less: Net loss attributable to noncontrolling interest	—	—	(0.8)	—	(0.8)
Net earnings (loss) attributable to Manitowoc	$(26.1)	$71.5	$51.3	$(122.8)	$(26.1)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,286.9	$2,006.8	$(349.9)	$2,943.8
Costs and expenses:
Cost of sales	—	1,034.4	1,615.9	(349.9)	2,300.4
Engineering, selling and administrative expenses	34.5	98.7	286.8	—	420.0
Asset impairments	—	—	700.0	—	700.0
Restructuring expense	—	10.6	28.1	—	38.7
Amortization expense	—	1.5	23.7	—	25.2
Integration expense	—	3.3	0.2	—	3.5
Equity in (earnings) loss of subsidiaries	516.5	(6.9)	—	(509.6)	—
Total costs and expenses	556.0	1,141.6	2,654.7	(859.5)	3,487.8

Operating earnings (loss) from continuing operations	(551.0)	145.3	(647.9)	509.6	(544.0)

Other income (expenses):
Interest expense	(119.0)	(2.7)	(8.7)	—	(130.4)
Amortization of deferred financing fees	(31.9)	—	—	—	(31.9)
Loss on debt extinguishment	(2.1)	—	—	—	(2.1)
Management fee income (expense)	31.0	(25.1)	(5.9)	—	—
Other income (expense)-net	43.0	(12.4)	(22.1)	—	8.5
Total other expenses	(79.0)	(40.2)	(36.7)	—	(155.9)

Earnings (loss) from continuing operations before taxes on earnings	(630.0)	105.1	(684.6` )	509.6	(699.9)
Provision (benefit) for taxes on earnings	62.0	(53.6)	(72.0)	—	(63.6)
Earnings (loss) from continuing operations	(692.0)	158.7	(612.6)	509.6	(636.3)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(1.9)	(31.2)	—	(33.1)
Loss on sale of discontinued operations, net of income taxes	—	0.7	(26.5)	—	(25.8)
Net earnings (loss)	(692.0)	157.5	(670.3)	509.6	(695.2)
Less: Net loss attributable to noncontrolling interest	—	—	(3.2)	—	(3.2)
Net earnings (loss) attributable to Manitowoc	$(692.0)	$157.5	$(667.1)	$509.6	$(692.0)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,795.1	$2,010.7	$(519.4)	$3,286.4
Costs and expenses:
Cost of sales	—	1,448.3	1,583.9	(519.4)	2,512.8
Engineering, selling and administrative expenses	38.3	123.0	156.0	—	317.3
Restructuring expense	—	—	0.8	—	0.8
Amortization expense	—	1.5	4.0	—	5.5
Integration expense	—	1.6	—	—	1.6
Equity in (earnings) loss of subsidiaries	(335.4)	(5.4)	—	340.8	—
Total costs and expenses	(297.1)	1,569.0	1,744.7	(178.6)	2,838.0

Operating earnings (loss) from continuing operations	297.1	226.1	266.0	(340.8)	448.4

Other income (expenses):
Interest expense	(7.7)	(2.7)	(10.6)	—	(21.0)
Amortization of deferred financing fees	(0.6)	—	—	—	(0.6)
Loss on currency hedges	(198.4)	—	—	—	(198.4)
Management fee income (expense)	33.8	(24.3)	(9.5)	—	—
Other income (expense)-net	59.4	(8.8)	(45.3)	—	5.3
Total other expenses	(113.5)	(35.8)	(65.4)	—	(214.7)

Earnings (loss) from continuing operations before taxes on earnings	183.6	190.3	200.6	(340.8)	233.7
Provision (benefit) for taxes on earnings	(26.8)	32.7	50.0	—	55.9
Earnings (loss) from continuing operations	210.4	157.6	150.6	(340.8)	177.8

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	31.7	—	—	31.7
Net earnings (loss)	210.4	189.3	150.6	(340.8)	209.5
Less: Net loss attributable to noncontrolling interest	—	—	(0.9)	—	(0.9)
Net earnings (loss) attributable to Manitowoc	$210.4	$189.3	$151.5	$(340.8)	$210.4

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of September 30, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$30.2	$4.8	$123.5	$—	$158.5
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	1.4	—	6.5
Accounts receivable — net	2.0	83.5	334.5	—	420.0
Inventories — net	—	220.0	498.9	—	718.9
Deferred income taxes	102.7	—	108.0	—	210.7
Other current assets	21.1	9.3	40.7	—	71.1
Total current assets	163.7	317.6	1,107.0	—	1,588.3

Property, plant and equipment — net	11.4	216.5	487.1	—	715.0
Goodwill	—	278.7	965.5	—	1,244.2
Other intangible assets — net	—	68.1	880.5	—	948.6
Other non-current assets	123.2	6.4	19.4	—	149.0
Investment in affiliates	3,493.6	31.7	—	(3,525.3)	—
Total assets	$3,791.9	$919.0	$3,459.5	$(3,525.3)	$4,645.1

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$51.4	$152.1	$618.6	$—	$822.1
Short-term borrowings and current portion of long-term debt	114.5	0.3	61.4	—	176.2
Income taxes payable	57.6	—	(27.8)	—	29.8
Customer advances	—	20.6	33.6	—	54.2
Product warranties	—	36.4	62.2	—	98.6
Product liabilities	—	20.9	10.4	—	31.3
Total current liabilities	223.5	230.3	758.4	—	1,212.2

Non-Current Liabilities:
Long-term debt, less current portion	2,208.2	3.5	5.3	—	2,217.0
Deferred income taxes	(40.6)	—	327.5	—	286.9
Pension obligations	9.2	3.1	31.3	—	43.6
Postretirement health and other benefit obligations	51.4	—	3.3	—	54.7
Intercompany	(645.1)	(2,203.0)	1,557.9	—	—
Long-term deferred revenue	—	3.3	36.9	—	40.1
Other non-current liabilities	53.3	9.9	85.6	—	148.8
Total non-current liabilities	2,926.6	(2,183.2)	2,047.7	—	2,791.1

Stockholders’ equity	641.8	2,871.9	653.4	(3,525.3)	641.8

Total liabilities and stockholders’ equity	$3,791.9	$919.0	$3,459.5	$(3,525.3)	$4,645.1

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2008

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2.1	$60.6	$110.3	$—	$173.0
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	—	—	5.1
Accounts receivable — net	0.3	127.6	480.3	—	608.2
Inventories — net	—	286.5	638.8	—	925.3
Deferred income taxes	53.5	—	84.6	—	138.1
Other current assets	116.6	12.4	48.9	—	177.9
Current assets of discontinued operations	—	—	124.8	—	124.8
Total current assets	180.2	487.1	1,487.7	—	2,155.0

Property, plant and equipment — net	11.5	226.9	490.4	—	728.8
Goodwill	—	278.7	1,611.8	—	1,890.5
Other intangible assets — net	—	69.6	939.4	—	1,009.0
Deferred income taxes	25.0	—	(25.0)	—	—
Other non-current assets	143.1	12.8	23.8	—	179.7
Long-term assets of discontinued operations	—	—	123.1	—	123.1
Investment in affiliates	2,461.8	23.6	—	(2,485.4)	—
Total assets	$2,821.6	$1,098.7	$4,651.2	$(2,485.4)	$6,086.1

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$66.6	$319.5	$820.2	$—	$1,206.3
Short-term borrowings and current portion of long-term debt	114.6	—	67.7	—	182.3
Customer advances	—	23.6	24.9	—	48.5
Product warranties	—	40.2	61.8	—	102.0
Product liabilities	—	23.3	11.1	—	34.4
Current liabilities of discontinued operations	—	—	44.6	—	44.6
Total current liabilities	181.2	406.6	1,030.3	—	1,618.1

Non-Current Liabilities:
Long-term debt, less current portion	2,458.8	—	14.2	—	2,473.0
Deferred income taxes	—	—	283.7	—	283.7
Pension obligations	9.6	3.2	35.2	—	48.0
Postretirement health and other benefit obligations	51.6	—	4.3	—	55.9
Intercompany	(1,248.7)	(1,156.2)	2,404.9	—	—
Long-term deferred revenue	—	9.5	46.8	—	56.3
Other non-current liabilities	46.8	16.3	165.7	—	228.8
Total non-current liabilities	1,318.1	(1,127.2)	2,954.8	—	3,145.7

Stockholders’ equity	1,322.3	1,819.3	666.1	(2,485.4)	1,322.3

Total liabilities and stockholders’ equity	$2,821.6	$1,098.7	$4,651.2	$(2,485.4)	$6,086.1

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	(555.6)	136.0	111.0	509.7	201.1
Cash used for operating activities of discontinued operations	—	(9.7)	(11.5)	—	(21.2)
Net cash provided by (used for) operating activities	$(555.6)	$126.3	$99.5	$509.7	$179.9

Cash Flows from Investing:
Capital expenditures	(1.6)	(20.0)	(41.9)	—	(63.5)
Restricted cash	—	—	(1.4)	—	(1.4)
Proceeds from sale of business	—	0.9	147.9	—	148.8
Proceeds from sale of property, plant and equipment	—	0.3	3.2	—	3.5
Intercompany investments	861.8	(160.0)	(192.1)	(509.7)	—
Net cash provided by (used for) investing activities	860.2	(178.8)	(84.3)	(509.7)	87.4

Cash Flows from Financing:
Proceeds from long-term debt	—	3.6	115.0	—	118.6
Payments on long-term debt	(233.7)	—	(121.6)	—	(355.3)
Proceeds on revolving credit facility—net	(17.0)	—	—	—	(17.0)
Payments on notes financing—net	—	(6.9)	(1.0)	—	(7.9)
Debt issuance costs	(17.8)	—	—	—	(17.8)
Exercises of stock options	(0.1)	—	—	—	(0.1)
Dividends paid	(7.9)	—	—	—	(7.9)
Net cash provided by (used for) financing activities	(276.5)	(3.3)	(7.6)	—	(287.4)

Effect of exchange rate changes on cash	—	—	5.6	—	5.6

Net increase (decrease) in cash and cash equivalents	28.1	(55.8)	13.2	—	(14.5)

Balance at beginning of period	2.1	60.6	110.3	—	173.0
Balance at end of period	$30.2	$4.8	$123.5	$—	$158.5

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

21.  Business Segments

As a result of the decision to sell the Marine segment in the fourth quarter of 2008, the company’s Unaudited Consolidated Financial Statements, accompanying notes and other information provided in this Form 10-Q reflect the Marine segment as a discontinued operation for the results of operations and cash flows for the three months and nine months ending September 30, 2009 and 2008.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
Crane	$479.5	$991.0	$1,804.7	$2,939.2
Foodservice	402.0	115.8	1,139.1	347.2
Total net sales	$881.5	$1,106.8	$2,943.8	$3,286.4
Earnings (loss) from operations:
Crane	$19.2	$137.1	$122.1	$435.6
Foodservice	52.1	18.3	112.3	53.1
Corporate expense	(10.9)	(12.4)	(36.2)	(37.9)
Asset impairments	—	—	(700.0)	—
Restructuring expense	(12.8)	(0.8)	(38.7)	(0.8)
Integration expense	—	(1.6)	(3.5)	(1.6)
Operating earnings (loss) from operations	$47.6	$140.6	$(544.0)	$448.4

Crane segment operating earnings for the three and nine months ended September 30, 2009, includes amortization expense of $1.6 million and $4.7 million, respectively.  Crane segment operating earnings for the three and nine months ended September 30, 2008, includes amortization expense of $1.9 million and $5.0 million, respectively.  Foodservice segment operating earnings for the three and nine months ended September 30, 2009, includes amortization expense of $6.8 million and $20.5 million, respectively.  Foodservice segment operating earnings for the three and nine months ended September 30, 2008, includes amortization expense of $0.1 million and $0.5 million, respectively.

As of September 30, 2009 and December 31, 2008, the total assets by segment were as follows:

	September 30, 2009	December 31, 2008
Crane	$1,957.5	$2,223.7
Foodservice	2,365.8	3,389.4
Corporate	321.8	473.0
Total	$4,645.1	$6,086.1

22. Subsequent Events

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”, which requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  The company has evaluated subsequent events through November 9, 2009, the date the financial statements were issued.  The company noted no significant subsequent events requiring adjustment to the financial statements or disclosure have occurred through this date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
Crane	$479.5	$991.0	$1,804.7	$2,939.2
Foodservice	402.0	115.8	1,139.1	347.2
Total net sales	$881.5	$1,106.8	$2,943.8	$3,286.4

Consolidated net sales for the three months ended September 30, 2009 decreased 20.4% to $881.5 million, from $1.107 billion for the same period in 2008.  For the nine months ended September 30, 2009 sales decreased 10.4% to $2.944 billion versus sales of $3.286 billion for the nine months ended September 30, 2008.  The decreases in sales were driven primarily by a 51.6% and 38.6% decrease in Crane segment sales for the three and nine months ended September 30, 2009 versus the same periods in 2008.  These results were partially offset by the increases in sales in the Foodservice segment for both periods in 2009 as compared to 2008, due to sales from businesses acquired in the Enodis acquisition during the fourth quarter of 2008.

Net sales from the Crane segment for the three months ended September 30, 2009 decreased to $479.5 million versus $991.0 million for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 sales decreased to $1.805 billion versus $2.939 billion for the nine months ended September 30, 2008.  Net sales for both the three and nine months ended September 30, 2009 decreased over the same periods in the prior year in all major geographic regions and in all product lines.  The Crane segment sales continue to be negatively impacted by a weak global crane market.

For the three and nine months ended September 30, 2009 versus the same periods in 2008, the weaker Euro currency compared to the U.S. Dollar had an approximate $31.3 million and $183.1 million, respectively, unfavorable impact on Crane segment sales.  As of September 30, 2009, total Crane segment backlog was $667 million, a 26% decrease compared to the June 30, 2009 backlog of $901 million and a 65% decrease compared to the December 31, 2008 backlog of $1.9 billion.   However, the company has seen stabilization in the form of net positive order flow.  This positive trend started in March, continued to increase over the succeeding six months, and is expected to continue into the fourth quarter.

Net sales from the Foodservice segment increased 247.2% to $402.0 million for the three months ended September 30, 2009 versus $115.8 million for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, Foodservice segment sales of $1.139 billion increased 228.1% over the same period in 2008.  The sales increases during the both periods were the result of $311.0 million and $870.9 million of sales from the Enodis businesses in the three and nine months ended September 30, 2009, respectively.  On a proforma basis, sales were lower than comparable periods due to the extended contraction of capital spending by the restaurant industry.  In addition, proforma sales for both periods were negatively impacted by the strength of the U.S. Dollar relative to the Euro and British Pound currencies and as a result lowered proforma sales for the three and nine months ended 2009 versus 2008 by $2.4 million and $37.9 million, respectively.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Earnings from operations:
Crane	$19.2	$137.1	$122.1	$435.6
Foodservice	52.1	18.3	112.3	53.1
Corporate expense	(10.9)	(12.4)	(36.2)	(37.9)
Asset impairments	—	—	(700.0)	—
Restructuring expense	(12.8)	(0.8)	(38.7)	(0.8)
Integration expense	—	(1.6)	(3.5)	(1.6)
Total	$47.6	$140.6	$(544.0)	$448.4

Consolidated gross profit for the three months ended September 30, 2009 was $201.5 million, a decrease of $42.2 million compared to the $243.7 million of consolidated gross profit for the same period in 2008.  Consolidated gross profit for the nine months ended September 30, 2009 was $643.4 million, a decrease of $130.2 million compared to the $773.6 million of consolidated gross profit for the same period in 2008.  These decreases were driven by significantly lower gross profit in the Crane segment primarily due to decreased sales volumes, increased manufacturing unabsorbed overhead costs and an unfavorable translation effect of foreign currency exchange rate changes.  For the three and nine month periods ended September 30, 2009 versus the same periods in 2008, the Crane segment gross profit declined $134.5 million and $372.5 million, respectively.  The weaker Euro currency compared to the U.S. Dollar had an unfavorable impact on gross profit of approximately $1.9 million and $35.4 million, respectively.  The gross profit decreases for both periods as compared to last year were partially offset by favorable product price increases and factory cost reductions.

For the three and nine months ended September 30, 2009, the Foodservice segment gross profit increased approximately $93.3 million and $243.3 million, respectively, versus the same periods last year.  The increases in Foodservice gross profit for both periods in 2009 were due to the inclusion of the Enodis gross profit of $94.3 million and $263.8 million.  Partially offsetting these increases were lower sales volumes, higher material costs and the unfavorable impact of the stronger U.S. Dollar versus other foreign currencies for the three and nine months ended September 30, 2009 versus the same periods in 2008.

Engineering, selling and administrative (ES&A) expenses for the third quarter of 2009 increased approximately $34.0 million to $132.7 million versus $98.7 million for the third quarter of 2008.  For the nine months ended September 30, 2009, ES&A expenses were $420.0 million, which was a $102.6 million increase over ES&A expenses for the nine months ended September 30, 2008.  For both periods these increases were driven by the Foodservice segment as a result of including the Enodis ES&A expenses of $51.5 million and $172.6 million for the three and nine months ended September 30, 2009.  Partially offsetting the overall increases in ES&A expenses were the lower Crane segment ES&A expenses of $16.2 million and $58.7 million for the respective periods, due to lower employee related costs, travel and professional fees.  In addition, the stronger U.S. Dollar versus other foreign currencies had a favorable impact of $1.8 million and $12.2 million in Crane ES&A expenses for the respective periods.

For the three months ended September 30, 2009, the Crane segment reported operating earnings of $19.2 million compared to $137.1 million for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, the Crane segment reported operating earnings of $122.1 million compared to $435.6 million for the nine months ended September 30, 2008.  Operating earnings of the Crane segment for the three and nine month periods in 2009 as compared to the same periods in 2008 were unfavorably affected by lower sales volumes across all regions, lower factory efficiencies and an unfavorable translation effect of foreign currency exchange rate changes partially offset by favorable reductions in ES&A expenses, favorable product price increases and factory cost reductions.  As a result, operating margin for the three months ended September 30, 2009 was 4.0% versus 13.8% for the three months ended September 30, 2008 and 6.8% for the nine months ended September 30, 2009 versus 14.8% for the nine months ended September 30, 2008.

For the three months ended September 30, 2009, the Foodservice segment reported operating earnings of $52.1 million compared to $18.3 million for the three months ended September 30, 2008.   For the nine months ended September 30, 2009, the Foodservice segment reported operating earnings of $112.3 million compared to $53.1 million for the nine months ended September 30, 2008. The primary driver for the increases in operating earnings for both periods is the inclusion of the Enodis operating earnings of $42.8 million and $91.2 million, respectively, for the three and nine months ended September 30, 2009.  However, excluding the impact of the Enodis results, operating earnings for the Foodservice segment decreased $9.0 million and $32.0 million, respectively, in the three and nine month periods of 2009 versus the same periods in 2008 due to lower sales volumes across most regions and product lines as a result of the lower capital spending by the restaurant industry.

For the three months ended September 30, 2009, corporate expenses were $10.9 million compared to $12.4 million for the three months ended September 30, 2008.   For the nine months ended September 30, 2009, corporate expenses were $36.2 million compared to $37.9 million for the nine months ended September 30, 2008.  These decreases were primarily the result of lower employee-related costs.

The company accounts for goodwill and other intangible assets under the guidance ASC Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is no longer amortized; however, the company performs an annual impairment at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane CARE; Foodservice Americas; Foodservice Europe, Middle East, and Africa; Foodservice Asia; and Foodservice Retail, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

During the first quarter of 2009, the company’s stock price continued to decline as global market conditions remained depressed, the credit markets did not improve and the performance of the company’s Crane and Foodservice segments was below the company’s expectations.  In connection with a reforecast of expected 2009 financial results completed in early April 2009, the company determined the foregoing circumstances to be indicators of potential impairment under the guidance of ASC Topic 350-10.  Therefore, the company performed the required initial impairment test for each of the company’s operating units as of March 31, 2009.  The company re-performed its established method of present-valuing future cash flows, taking into account our updated projections, to determine the fair value of the reporting units.   The determination of fair value of the reporting units requires the company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. The company evaluated the significant assumptions used to determine the fair value of each reporting unit, both individually and in the aggregate, and concluded they are reasonable.

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired, and therefore, the company proceeded to measure the amount of the potential impairment with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized impairment charges as of March 31, 2009 of $548.8 million related to goodwill.  The company also recognized impairment charges of $151.2 million related to other indefinite-lived intangible assets as of March 31, 2009. Both charges were within the Foodservice segment.  These non-cash impairment charges have no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There is no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million benefit associated with the other indefinite-lived intangible asset impairment.

As of June 30, 2009, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets and based on those results no additional impairment had occurred subsequent to the impairment charges recorded in the first quarter of 2009.  The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.

As a result of the continued worldwide decline in crane sales during the three and nine months ended September 30, 2009, the company recorded $8.6 million and $28.2 million, respectively, in restructuring charges to further reduce the Crane segment cost structure in all regions.  The Foodservice segment also recorded a restructuring expense of $4.3 million and $10.6 million during the three and nine months ended September 30, 2009, respectively, as a result of closing its Harford Duracool facility in Aberdeen, Maryland in the second quarter and its McCall facility in Parsons, Tennessee in the third quarter.  See further detail related to the restructuring expenses at Note 18, “Restructuring”.

The company is engaged in a number of integration activities associated with the Enodis acquisition.  For the nine months ended September 30, 2009, integration expenses were approximately $3.5 million.  Integration expenses include only costs directly associated with the integration such as costs related to outside vendors or services, costs of employees who have been assigned full-time to integration activities, and travel-related expenses.

Analysis of Non-Operating Income Statement Items

Amortization expense for deferred financing fees was $12.0 million and $31.9 million, respectively, for the three and nine months ended September 30, 2009.   For the same periods in 2008, the expense was $0.2 million and $0.6 million, respectively.  The higher expense in 2009 is related to the amortization of the fees associated with entering into the New Credit Agreement which was drawn upon in November of 2008 to fund our purchase of Enodis.  See further detail on the New Credit Agreement at Note 9, “Debt”.

Interest expense for the three and nine months ended September 30, 2009 was $49.0 million and $130.4 million, respectively.  Interest expense was $7.4 million and $21.0 million for the three and nine months ended September 30, 2008.  The increase is the result of additional interest expense associated with the New Credit Agreement due to the Enodis acquisition.

During July 2008, the company entered into various hedging transactions (the “hedges”) to comply with the terms of its New Credit Agreement (see further detail related to the New Credit Agreement at Note 9, “Debt”) issued to fund the purchase of Enodis.  The hedges were required to limit the company’s exposure to fluctuations in the underlying purchase Great British Pound (GBP) price of the Enodis shares which could have ultimately required additional funding capacity under the New Credit Agreement.  Subsequent to entering into the hedging transactions, the U.S. Dollar strengthened against the GBP which resulted in a significant change to the fair value of the underlying hedges.   Financial Accounting Standards Board Statement (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” states that hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges were required to be recognized in the income statement.  For the three and nine months ended September 30, 2008, loss on currency hedges related to the purchase of Enodis was $198.4 million.

The loss on debt extinguishment of $2.1 million in the nine months ended September 30, 2009 is related to the accelerated paydown of Term Loan X using the proceeds from the sale of the Enodis ice businesses in the second quarter.  Other income, net for the nine months ended September 30, 2009 was $8.5 million versus $5.3 million for the same period in 2008.  The increase is primarily the result of higher currency exchange gains versus the prior year partially offset by a decrease in interest income as a result of lower cash balances during the first nine months of 2009 versus the same period last year.

The tax benefit for the nine months ended September 30, 2009 was favorably impacted by the reversal of various reserves for uncertain tax positions as discussed in Note 11, “Income Taxes”.  These reversals resulted in a discrete tax benefit of $31.7 million.  The company recorded a valuation allowance related to Wisconsin net operating loss carryforwards of $3.5 million, for which it is more likely than not that the benefit of the carryforwards will not be realized.  The goodwill impairment of $548.8 million is not tax deductible and thus had an unfavorable impact on the tax rate.  The write-down of the trademarks of $151.2 million had an associated deferred tax liability of $52.0 million which resulted in no impact on the tax rate.  As the company posted a pre-tax loss, a tax benefit increases the effective tax rate, and an increase in tax expense decreases the effective tax rate.  As a result, the tax rate for the nine months ended September 30, 2009 was 9.1% as compared to 23.9% for the nine months ended September 30, 2008.  Both the 2009 and 2008 rates were also favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

The results from discontinued operations were a loss of $1.8 million and earnings of $11.6 million, net of income taxes, for the three months ended September 30, 2009 and September 30, 2008, respectively.  The 2009 loss is related to final tax adjustments on the results of operations and additional administration expenses associated with the disposition of the Marine segment sold on December 31, 2008 and of the Enodis ice businesses sold on May 15, 2009.  The tax adjustment related to the former Marine segment was an additional tax expense of $2.0 million which was partially offset by a $1.1 million favorable adjustment to lower the tax expense related to the Enodis ice operation results.  In addition, $0.3 million and $0.6 million of administration costs for the three and nine months ended September 30, 2009, respectively, were recorded for the disposition of the former Marine segment and the Enodis ice operations, respectively.  The 2008 earnings from discontinued operations related to the results of operations from the Marine segment.

The loss on sale of discontinued operations of $2.7 million, net of income taxes, for the three months ended September 30, 2009 is related to a final tax adjustment on the sale of the Enodis ice machine operations.

For the three and nine months ended September 30, 2009, a net loss attributable to a noncontrolling interest of $1.5 million and $3.2 million, respectively, was recorded in relation to our 50% joint venture with the shareholders of TaiAn Dongyue.  There was a net loss of $0.8 million and $0.9 million for the same periods of 2008, respectively.  See further detail related to the joint venture at Note 2, “Acquisitions.”

Financial Condition

First Nine Months of 2009

The cash and cash equivalents balance as of September 30, 2009 totaled $158.5 million, which was a decrease of $14.5 million from the December 31, 2008 balance of $173.0 million.  Cash flow provided by operating activities of continuing operations for the first nine months of 2009 was $201.1 million compared to cash provided of $112.9 million for the same period in 2008.  During the first nine months of 2009 the source of cash was primarily driven by effective working capital management resulting in reductions of accounts receivable and inventory levels by $210.6 million and $237.6 million, respectively.  Partially offsetting this was a decrease in accounts payable by $271.2 million and a $70.0 million settlement payment made in connection with the settlement of a long-standing, non-operational legal matter relating to Enodis, during the first half of 2009.   See further detail related to the legal settlement at Note 15, “Contingencies and Significant Estimates”.

Capital expenditures during the first nine months of 2009 were $63.5 million versus $96.2 million during the same period in 2008.

The majority of the capital expenditures were related to capacity expansion projects and ERP implementation costs for the Crane segment and tooling and equipment costs for the Foodservice segment.

Proceeds from the sale of the Enodis ice businesses provided $148.8 million, which were used to partially pay down Term Loan X during the second quarter.

First Nine Months of 2008

Cash and cash equivalents balance as of September 30, 2008 totaled $382.0 million, which was an increase of $12.6 million from the December 31, 2007 balance of $369.4 million.  Cash flow provided by operating activities of continuing operations for the first nine months of 2008 was $112.9 million compared to $18.5 million for the first nine months of 2007.  During the first nine months of 2008, the cash flow from operating activities of continuing operations primarily benefited from $210.4 million of net earnings, the unrealized loss on currency hedges of $205.2 million and a non-cash adjustment for depreciation expense of $62.2 million.  Cash flow was negatively impacted by an increase in inventory of $257.5 million, an increase in accounts receivable of $68.0 million, and a non-cash adjustment for discontinued operations earnings of $31.7 million.  The increase in inventory was due to the increase in production to support higher sales volumes and higher backlog levels in the Crane segment.  In addition, supplier constraints have negatively impacted production throughput resulting in higher Crane segment inventories.  The increase in accounts receivable was driven primarily by an increase in the Crane segment sales volumes.   During the first nine months of 2008 the company made tax payments of approximately $96.3 million versus $103.8 million during the first nine months of 2007.

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

Liquidity and Capital Resources

Outstanding debt at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30, 2009	December 31, 2008
Revolving credit facility	$—	$17.0
Term loan A	948.1	1,025.0
Term loan B	1,191.0	1,200.0
Term loan X	33.6	181.5
Senior notes due 2013	150.0	150.0
Other	70.5	81.8
Total debt	2,393.2	2,655.3

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

In June 2009 the company entered into Amendment No. 2 (the Amendment) to the New Credit Agreement to provide relief under its consolidated total leverage ratio and consolidated interest coverage ratio financial covenants.  This Amendment was obtained to avoid a potential financial covenant violation at the end of its second quarter of fiscal 2009 as a result of lower demand for certain of the company’s products due to continued weakness in the global economy and tight credit markets.  Terms of the Amendment included an increase in the margin on London Interbank Offered Rate (LIBOR) and Alternative Borrowing Rate (ABR) loans of between 150 and 175 basis points, depending on the consolidated total leverage ratio.  Also, one additional interest rate pricing level was added for each loan facility above a certain leverage amount.

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

Fiscal Quarter Ending:	Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio
	(less than)	(greater than)
September 30, 2009	6.625:1	2.25:1
December 31, 2009	7.125:1	1.875:1
March 31, 2010	7.375:1	1.875:1
June 30, 2010	7.375:1	2.00:1
September 30, 2010	6.75:1	2.125:1
December 31, 2010	6.25:1	2.125:1
March 31, 2011	6.25:1	2.125:1
June 30, 2011	6.00:1	2.25:1
September 30, 2011	5.75:1	2.30:1
December 31, 2011	5.125:1	2.40:1
March 31, 2012	5.00:1	2.625:1
June 30, 2012	4.50:1	2.75:1
September 30, 2012	4.00:1	3.00:1
Thereafter	3.50:1	3.00:1

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

The Amendment also reduced or eliminated the option to increase the borrowing capacity of the revolving facility or Term Loan A.  Additionally, the Amendment placed certain limitations on capital expenditures, restricted payments and acquisitions per calendar year depending on the Consolidated Total Leverage Ratio.  The New Credit Agreement, as amended, also contains customary representations and warranties and events of default.

The company accounted for the Amendment under the provisions of ASC Topic 470-50, “Modifications and Extinguishments” (ASC Topic 470-50).  As the present value of the cash flows both prior to and after the Amendment was not substantially different, fees of $17.0 million paid by the company to the parties to the New Credit Agreement were capitalized in connection with the Amendment and along with the existing unamortized debt fees, will be amortized over the remaining term of the New Credit Agreement using the effective interest method. Furthermore, in accordance with ASC Topic 470-50, costs incurred with third parties of $0.3 million were expensed as incurred.

The company’s Senior Notes due 2013 (Senior Notes due 2013) also contains customary affirmative and negative covenants.  These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

As of September 30, 2009 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended, and the Senior Notes due 2013.  Based upon the company’s current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months.

As a result of the Amendment of the New Credit Agreement, the company terminated the Term Loan A interest rate swap entered into in January 2009 resulting in a realized gain of $2.0 million and entered into a new interest rate swap related to Term Loan

A.   In accordance with ASC Topic 815-10, the realized gain will be amortized as an adjustment to interest expense over the life of the original January Term Loan A swap. The Amended Term Loan A swap transaction is fixed to the 3 month LIBOR interest rate for 50 percent of the notional amount.  The Term Loan B swap transaction is fixed to the 1 month LIBOR with a 3 percent floor for 50 percent of the notional amount.  $449.4 million of Term Loan A was fixed at 2.501 percent plus a 450 basis point spread, which equals 7.001%.  $600.0 million of Term Loan B was fixed at 3.635 percent rate plus a 450 basis point spread, which equals 8.135%.  Both interest rate hedges for the Term Loan A and Term Loan B are amortizing swaps that have an aggregate weighted average life of three years.  The remaining unhedged 50 percent portions of the Term Loans A and B as well as the revolving credit facility and Term Loan X, continue to bear interest at a variable interest rate plus the applicable spread according to the New Credit Agreement, as amended.

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings, Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash transaction was approximately $120 million. The company used the cash proceeds, net of a preliminary working capital adjustment, to partially pay down the balance on the Term Loan X of approximately $118.5 million.  On May 15, 2009 the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.  The company used the after-tax net proceeds of approximately $150 million to reduce the balance on Term Loan X.  As of September 30, 2009 the balance on this term loan was $33.6 million.

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include the following: consolidated interest coverage ratio and consolidated total leverage ratio.  As of September 30, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants.  See additional discussion regarding future compliance with such covenants in Note 9, “Debt”.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segment businesses.  On September 28, 2009, the company modified its securitization program to, among other things, increase the capacity of the program from $105.0 million to $125.0 million and to add two additional businesses under the program.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $74.0 million at September 30, 2009.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at September 30, 2009 was $51.7 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

Our liquidity position at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$161.1	$173.0
Revolver borrowing capacity	400.0	383.0
AR securitization borrowing capacity	51.0	—
Less: outstanding letters of credit	(42.7)	(68.3)
Total liquidity	$569.4	487.7

The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.

The company anticipates generating substantial net operating loss carryforwards in France during 2009.  At September 30, 2009, the company has concluded that a valuation allowance against the deferred income tax asset for the carryforward is not required to be recognized, principally because (i) such carryforwards have an indefinite carryforward period, (ii) in the most recent three-year period the company has utilized carryforwards incurred during the previous crane down cycle, (iii) the company currently expects to utilize any carryforwards created during 2009 over the long term, (iv) in the most recent three-year period, the company has recognized cumulative profitability, and (v) the company has initiated tax planning actions that will increase future profitability in France.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and the company generates operating losses in its French operations for an extended period of time, it is possible the company might conclude that the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the company would be required to recognize a valuation allowance against some or all of the tax benefit associated with the carryforwards. The company updates its financial forecast of the French operations quarterly and continues to closely monitor the utilization of these losses. The recognition of this valuation allowance, if necessary, could have a material adverse effect on our consolidated balance sheet and results of operations.

Recent Accounting Changes and Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” codified in Accounting Standards Codification (ASC) 605.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010, with early application permitted. The company is currently evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In June 2009, the FASB issued new guidance codified in ASC 105, which establishes  the FASB Accounting Standards Codification (“Codification”) to become the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in ASC 105.  All other accounting literature not included in the Codification is nonauthoritative.  This guidance is effective for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have a significant impact on the determination or reporting of the company’s financial results.

In June 2009, the FASB issued new guidance codified primarily in ASC 810, “Consolidation.”  This guidance is related to the consolidation rules applicable to variable interest entities.  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities and is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  The company is currently evaluating the impact that the adoption of this guidance will have on the determination or reporting of its financial results.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”, which has not yet been codified.  SFAS No. 166 will require entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  SFAS No. 166 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets.  SFAS No. 166 is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  The company is currently evaluating the impact that the adoption of SFAS No. 166 will have on the reporting of its financial results.

In May 2009, the FASB issued new guidance codified primarily in ASC 855, “Subsequent Events.”  This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note 22, “Subsequent Events” for the required disclosures in accordance with ASC 855.

In April 2009, the FASB issued new guidance codified primarily in ASC 825, “Financial Instruments.”  This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note 4 for the disclosures required in accordance with this guidance.

In April 2009, the FASB issued new guidance which is codified primarily in ASC 805, “Business Combinations.”  This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from ASC 805.  This guidance also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by ASC 450. This guidance was adopted effective January 1, 2009.

There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2008, the FASB issued new guidance which is codified primarily in ASC 715, “Compensation — Retirement Benefits.”  This guidance is related to an employer’s disclosures about the type of plan assets held in a defined benefit pension or other postretirement plan.  This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this guidance is not expected to have a material impact on the company’s financial position or results of operations.

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

Corporate (including factors that may affect more than one of the three segments)— finalization of the price and terms of the now-completed divestitures and unanticipated issues associated with transitional services provided by the company in connection with these divestitures; changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; the successful development of innovative products and market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets served by the company unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on hedges in place world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; issues associated with workforce reductions; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash consistent with the Manitowoc’s stated goals; and unanticipated changes in customer demand.

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

Date: November 9, 2009	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman, President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

September 30, 2009

Exhibit No.*	Description	Filed/Furnished Herewith

10.12(a)

Amendment No.2 dated November 6, 2008 to the Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landisbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 on the company’s Current Report on Form 8-K dated as of December 23, 2006 and incorporated herein by reference) as amended on August 15, 2007 with such Amendment No. 1 filed as exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

		X	(1)

10.12(b)

Amendment No.3 dated December 18, 2008 to the Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landisbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 on the company’s Current Report on Form 8-K dated as of December 23, 2006 and incorporated herein by reference) as amended on August 15, 2007 with such Amendment No. 1 filed as exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and as further amended on November 6, 2008 with such Amendment No. 2 filed as exhibit 10.12(a) to this Quarterly Report on Form 10-Q for the period ended September 30, 2009.

		X	(1)

10.13	The Manitowoc Company, Inc. Severance Pay Plan adopted by the Board of Directors as of May 4, 2009.	X	(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

(1)     Filed Herewith

(2)     Furnished Herewith

Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.