Form 10-K
period 2009-12-31
MANITOWOC CO INC
filed 2010-03-01
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Aggregate Market Value on June 30, 2009, of the registrant’s Common Stock held by non-affiliates of the registrant was $682,759,000 based on the closing per share price of $5.23 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 29, 2010, the most recent practicable date, was 130,739,028.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders, dated March 25, 2010 (the “2010 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2009

PART I

Item 1.    BUSINESS

GENERAL

The Manitowoc Company, Inc. (referred to as the company, MTW, Manitowoc, we, our, and us) was founded in 1902. We are a multi-industry, capital goods manufacturer operating in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice). Crane is recognized as one of the world’s leading providers of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks. Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food-preparation, cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications. We have over a 100-year tradition of providing high-quality, customer-focused products and support services to our markets.  For the year ended December 31, 2009 we had net sales of approximately $3.8 billion.

Our Crane business is a global provider of engineered lift solutions, offering one of the broadest product lines of lifting equipment in our industry.  We design, manufacture, market, and support a comprehensive line of lattice boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  Our Crane products are principally marketed under the Manitowoc, Grove, Potain, National, Shuttlelift, Dongyue, and Crane Care brand names and are used in a wide variety of applications, including energy and utilities, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, and commercial and high-rise residential construction.

On October 27, 2008, we completed our acquisition of Enodis plc (Enodis), a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The $2.7 billion acquisition, inclusive of the purchase of outstanding shares and rights to shares, acquired debt, the settlement of hedges related to the acquisition and transaction fees, is the largest and most recent acquisition for the company and has positioned Manitowoc among the world’s leading designers and manufacturers of commercial foodservice equipment. Our Foodservice products are marketed under the Manitowoc, Garland, U.S. Range, Convotherm, Cleveland, Lincoln, Merrychef, Frymaster, Delfield, Kolpak, Kysor Panel, Kysor Warren, Jackson, Servend, Multiplex, and Manitowoc Beverage System brand names.  Our Foodservice capabilities now span refrigeration, ice-making, cooking, food-preparation, and beverage-dispensing technologies, and allow us to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  See further details related to the acquisition at Note 3, “Acquisitions.”

In order to secure clearance for the acquisition of Enodis from various regulatory authorities including the European Commission and the United States Department of Justice, the company agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  On May 15, 2009, the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.   The businesses sold were operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses were treated as standalone operations, in competition with the company.  The results of these operations have been classified as discontinued operations.

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA. The sale price in the all-cash deal was approximately $120 million.  The company is reporting the Marine segment as a discontinued operation for financial reporting purposes.

Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54220.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about the Crane and Foodservice segments for the years ended December 31, 2009, 2008 and 2007.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense, and income tax expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segment’s operating earnings for each year below.  Amounts are shown in millions of dollars.

	2009	2008	2007

Net sales from continuing operations:
Crane	$2,285.0	$3,882.9	$3,245.7
Foodservice	1,497.6	620.1	438.3
Total	$3,782.6	$4,503.0	$3,684.0

Operating earnings (loss) from continuing operations:
Crane	$145.0	$555.6	$470.5
Foodservice	174.3	56.8	61.3
Corporate	(44.4)	(51.7)	(48.2)
Amortization expense	(39.5)	(11.6)	(5.8)
Gain on sale of parts line	—	—	3.3
Goodwill impairment	(548.8)	—	—
Intangible asset impairment	(151.2)	—	—
Restructuring expense	(39.6)	(21.7)	—
Integration expense	(3.6)	(7.6)	—
Loss on sale of product lines	(3.4)	—	—
Pension settlements	—	—	(5.3)
Total	$(511.2)	$519.8	$475.8

Capital expenditures:
Crane	$51.5	$129.4	$103.7
Foodservice	18.4	10.9	3.7
Corporate	2.6	10.0	5.4
Total	$72.5	$150.3	$112.8

Total depreciation:
Crane	$55.3	$66.3	$70.4
Foodservice	33.5	12.4	8.0
Corporate	2.8	1.5	1.8
Total	$91.6	$80.2	$80.2

Total assets:
Crane	$1,738.4	$2,223.7	$1,958.0
Foodservice	2,279.5	3,389.4	341.5
Corporate	260.8	473.0	571.9
Total	$4,278.7	$6,086.1	$2,871.4

PRODUCTS AND SERVICES

We sell our products categorized in the following business segments:

Business Segment	Percentage of 2009 Net Sales	Key Products	Key Brands

Cranes and Related Products	60%

Lattice-boom Cranes: which include crawler and truck mounted lattice-boom cranes, and crawler crane attachments; Tower Cranes: which include top slewing luffing jib, topless, and self-erecting tower cranes; Mobile Telescopic Cranes: including rough terrain, all-terrain, truck mounted and industrial cranes; Boom Trucks: which include telescopic and articulated boom trucks; Parts and Service: which include replacement parts, product services and crane rebuilding and remanufacturing services.

			Manitowoc Potain Grove National Shuttlelift Dongyue Crane Care

Foodservice Equipment	40%

Primary cooking and warming equipment; Ice-cube machines, ice flaker machines and storage bins; Refrigerator and Freezer Equipment; Warewashing Equipment; Beverage Dispensers and related products; serving and storage equipment; and food preparation equipment.

			Cleveland Convotherm Delfield Frymaster Garland Jackson Kolpak Kysor Panel Systems Kysor Warren Lincoln Manitowoc Merrychef Multiplex SerVend

Cranes and Related Products

Our Crane segment designs, manufactures and distributes a diversified line of crawler mounted lattice-boom cranes, which we sell under the Manitowoc name.  Our Crane segment also designs and manufactures a diversified line of top slewing and self erecting tower cranes, which we sell under the Potain name.  We design and manufacture mobile telescopic cranes, which we sell under the Grove, Shuttlelift, and Dongyue names, and a comprehensive line of hydraulically powered telescopic boom trucks, which we sell under the National Crane brand name. We also provide crane product parts and services, and crane rebuilding, remanufacturing, and training services which are delivered under the Manitowoc Crane Care brand name.  In some cases our products are manufactured for us or distributed for us under strategic alliances.  Our crane products are used in a wide variety of applications throughout the world, including energy and utilities, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, and commercial and high-rise residential construction.  Many of our customers purchase one or more crane(s) together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Our largest crane model combined with available options has a lifting capacity up to 2,500 U.S. tons. Our primary growth drivers are our strength in energy, infrastructure, construction and petro-chemical related end markets.

Lattice-boom Cranes.  Under the Manitowoc brand name we design, manufacture and distribute lattice-boom crawler cranes.  Lattice-boom cranes consist of a lattice-boom, which is a fabricated, high-strength steel structure that has four chords and tubular lacings, mounted on a base which is either crawler or truck mounted. Lattice-boom cranes provide higher lifting capacities than a telescopic boom of similar length.  The lattice-boom cranes are the only category of crane that can pick and move simultaneously with a full rated load.  The lattice-boom sections, together with the crane base, are transported to and erected at a project site.

We currently offer models of lattice-boom cranes with lifting capacities up to 2,500 U.S. tons, which are used to lift material and equipment in a wide variety of applications and end markets, including heavy construction, bridge and highway, duty cycle and infrastructure and energy related projects. These cranes are also used by the value-added crane rental industry, which serves all of the above end markets.

Lattice-boom crawler cranes may be classified according to their lift capacity—low capacity and high capacity. Low capacity crawler cranes with 150-U.S. ton capacity or less are often utilized for general construction and duty cycle applications.  High capacity crawler cranes with greater than 150-U.S. ton capacity are utilized to lift materials in a wide variety of applications and are often utilized in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer five low-capacity models and eight high-capacity models.

We also offer our lattice-boom crawler crane customers various attachments that provide our cranes with greater capacity in terms of height, movement and lifting. Our principal attachments are: MAX-ER™ attachments, luffing jibs, and RINGER TM attachments. The MAX-ER is a trailing, counterweight, heavy-lift attachment that dramatically improves the reach, capacity and lift dynamics of the basic crane to which it is mounted. It can be transferred between cranes of the same model for maximum economy and occupies less space than competitive heavy-lift systems. A luffing jib is a fabricated structure similar to, but smaller than, a lattice-boom. Mounted at the tip of a lattice-boom, a luffing jib easily adjusts its angle of operation permitting one crane with a luffing jib to make lifts at additional locations on the project site. It can be transferred between cranes of the same model to maximize utilization. A RINGER attachment is a high-capacity lift attachment that distributes load reactions over a large area to minimize ground-bearing pressure. It can also be more economical than transporting and setting up a larger crane.

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

Top slewing tower cranes have a tower and multi-sectioned horizontal jib. These cranes rotate from the top of their mast and can increase in height with the project. Top slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height.  We offer 22 models of top slewing tower cranes with maximum jib lengths of 85 meters and lifting capabilities ranging between 40 and 3,600 meter-tons. These cranes are generally sold to medium to large building and construction groups, as well as rental companies.

Topless tower cranes are a type of top slewing crane and, unlike all others, have no cathead or jib tie-bars on the top of the mast.  The cranes are utilized primarily when overhead height is constrained or in situations where several cranes are installed close together. We currently offer 15 models of topless tower cranes with maximum jib lengths of 75 meters and lifting capabilities ranging between 90 and 300 meter-tons.

Luffing jib tower cranes, which are a type of top slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. We currently offer 10 models of luffing jib tower cranes with maximum jib lengths of 60 meters and lifting capabilities ranging between 90 and 600 meter-tons.

Self-erecting tower cranes are mounted on axles or transported on a trailer. The lower segment of the range (Igo cranes up to Igo50) unfolds in four sections, two for the tower and two for the jib. The smallest of our models unfolds in less than 8 minutes; larger models erect in a few hours. Self erecting cranes rotate from the bottom of their mast. We offer 23 models of self erecting cranes with maximum jib lengths of 50 meters and lifting capacities ranging between 10 and 120 meter-tons which are utilized primarily in low to medium rise construction and residential applications.

Mobile Telescopic Cranes.  Under the Grove brand name we design and manufacture 35 models of mobile telescopic cranes utilized primarily in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes are similar to lattice-boom cranes in that they are designed to lift heavy loads using a mobile carrier as a platform, enabling the crane to move on and around a job site without typically having to re-erect the crane for each particular job. Additionally, many mobile telescopic cranes have the ability to drive between sites, and some are permitted on public roadways. We currently offer the following four types of mobile telescopic cranes capable of reaching tip heights of 427 feet with lifting capacities up to 550 U.S. tons: (i) rough terrain, (ii) all-terrain, (iii) truck mounted, and (iv) industrial.

Rough terrain cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a work site. We produce, under the Grove brand name, 7 models of rough terrain cranes capable of tip heights of up to 279 feet and maximum load capacities of up to 130 U.S. tons.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. We produce, under the Grove brand name, 15 models of all-terrain cranes capable of tip heights of up to 427 feet and maximum load capacities of up to 550 U.S. tons.

Truck mounted cranes are designed to provide simple set-up and long reach high capacity booms and are capable of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. We produce, under the Grove brand name, 4 models of truck mounted cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 90 U.S. tons.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs.  We manufacture, under the Grove and Shuttlelift brand names, 7 models of industrial cranes.  We recently launched a new 25 U.S. ton industrial crane capable of tip heights of up to 94 feet.  This new model (YB7725) will take the place of the previous 22 U.S. ton crane.

High Reach Telescopic Hydraulic Cranes. We launched a new crane concept in 2007 for heavy lifts that require a high reach, but with minimal ground space and greatly reduced erection time.  The GTK 1100 is a high reach telescopic hydraulic crane that can lift a 77 U.S. ton load up to 394 feet, only requires about six hours to erect and is based on a combination of mobile crane and tower crane technology.

Boom Trucks.  We offer our hydraulic boom truck products under the National Crane product line. A boom truck is a hydraulically powered telescopic crane mounted on a conventional truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site.  We currently offer, under the National Crane brand name, 15 models of telescoping boom trucks.  The largest capacity cranes of this type are capable of reaching maximum heights of 179 feet and have lifting capacity up to 50 U.S. tons.

Backlog. The year-end backlog of crane products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for the Crane segment at December 31, 2009, 2008 and 2007 was $572.7 million, $1,948.0 million and $2,877.2 million, respectively.

Foodservice Equipment

Our Foodservice Equipment business designs, manufactures and sells primary cooking and warming equipment; ice-cube machines, ice flaker machines and storage bins; refrigerator and freezer equipment; warewashing equipment; beverage dispensers and related products; serving and storage equipment; and food preparation equipment. Our suite of products is used by commercial and institutional foodservice operators such as full service restaurants, quick-service restaurant (QSR) chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions. We have a presence throughout the world’s most significant markets in the following product groups:

Primary Cooking and Warming Equipment. We design, manufacture and sell a broad array of ranges, griddles, grills, combination ovens, convection ovens, conveyor ovens, rotisseries, induction cookers, broilers, tilt fry pans/kettles/skillets, braising pans, cheese melters/salamanders, cook stations, table top and counter top cooking/frying systems, filtering systems, fryers, hotdog grills and steamers, steam jacketed kettles, steamers and toasters. We sell traditional oven, combi oven, convection oven, conveyor oven, accelerated cooking oven, range and grill products under the Garland, Lincoln, Merrychef, U.S. Range, and other brand names. Fryers and frying systems are marketed under the Frymaster and other brand names while steam equipment is manufactured and sold under the Cleveland and Convotherm brands. In addition to cooking, we provide a range of warming, holding, merchandising and serving equipment under the Delfield, Fabristeel, Frymaster, Savory, and other brand names.

Ice-Cube Machines, Ice Flaker Machines, Nugget Ice Machines, Ice Dispensers and Storage Bins.  We design, manufacture and sell ice machines under the Manitowoc brand name, serving the foodservice, convenience store, healthcare, restaurant, lodging and other markets. Our ice machines make ice in cube, nugget and flake form, and range in daily production capacities.  The ice-cube machines are either self-contained units, which make and store ice, or modular units, which make, but do not store ice.  Our ice dispensers generally are paired with our ice making equipment, and dispense ice or ice and water.

Refrigerator and Freezer Equipment. We design, manufacture and sell commercial upright and undercounter refrigerators and freezers, blast freezers, blast chillers and cook-chill systems under the Delfield, McCall, Koolaire and Sadia Refrigeration brand names. We also design, manufacture and sell refrigerated self-serve cases, service deli cases and custom merchandisers as well as standard and customized refrigeration systems under the Kysor/Warren and RDI brand names. We manufacture under the brand names Kolpak, Kysor Panel Systems and Harford-Duracool modular and fully assembled walk-in refrigerators, coolers and freezers and prefabricated cooler and freezer panels for use in the construction of refrigerated storage rooms and environmental systems.

Warewashing Equipment. Under the brand name Jackson, we design, manufacture and sell warewashing equipment and other equipment including racks and tables. We offer a full range of undercounter dishwashers, door-type dishwashers, conveyor, pot washing and flight-type dishwashers.

Beverage Dispensers and Related Products.  We produce beverage dispensers, ice/beverage dispensers, beer coolers, post-mix dispensing valves, backroom equipment and support system components and related equipment for use by QSR chains, convenience stores, bottling operations, movie theaters, and the soft-drink industry.  Our beverage and related products are sold under the Servend, Multiplex, TruPour, Manitowoc Beverage Systems and McCann’s brand names.

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

Food Preparation Equipment. We manufacture and distribute food mixing equipment under the Varimixer brand name.

The end customer base for the Foodservice Equipment segment is comprised of a wide variety of foodservice providers, including, but not limited to, large multinational chain restaurants, convenience stores and retail stores;  chain and independent casual and family dining restaurants; independent restaurants and caterers; lodging, resort, leisure and convention facilities; health care facilities; schools and universities; large business and industrial customers; and many other foodservice outlets.  We cater to some of the largest and most widely recognized multinational businesses in the foodservice and hospitality industries.  We do not typically have long term contracts with our customers; however, large chains frequently authorize specific foodservice equipment manufacturers as approved vendors for particular products and thereafter, sales are made locally or regionally to end customers via kitchen equipment suppliers, dealers or distributors.  Many large QSR chains refurbish or open a large number of outlets, or implement menu changes requiring investment in new equipment, over a short period of time.  When this occurs, these customers often choose a small number of manufacturers whose approved products may or must be purchased by restaurant operators.  We work closely with our customers to develop the products they need and to become the approved vendors for these products.

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

The Manitowoc Education and Technology Center (ETC) in New Port Richey, Florida contains computer-assisted design platforms, a model shop for on-site development of prototypes, a laboratory for product testing and various display areas for new products.  Our test kitchen, flexible demonstration areas and culinary team enable us to demonstrate a wide range of equipment in realistic operating environments, and also support a wide range of menu ideation, food development and sensory testing with our customers and food partners.   We also use the ETC to provide training for our customers, marketing representatives, service providers, industry consultants, dealers and distributors.

At our ETC and through outreach programs, we also work directly with our customers to provide customized solutions to meet their precise needs.  When a customer requests a new or refined product, our engineering team designs, prototypes, tests, demonstrates, evaluates and refines products in our ETC with our customer.  The ETC works together with the new product development teams at our operating companies so that new products incorporate our overall product expertise and technological resources.   We also provide a fee-based consulting service through our High Performance Kitchen (HPK) team that interacts with targeted customers to effectively integrate new technology, improve facility operation and labor processes, and to assist in developing optimized kitchens of the future.

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2009, 2008 and 2007 was not significant because orders are generally filled shortly after receiving the customer order.

Raw Materials and Supplies

The primary raw materials that we use are structural and rolled steel, aluminum, and copper, which are purchased from various domestic and international sources. We also purchase engines and electrical equipment and other semi- and fully-processed materials. Our policy is to maintain, wherever possible, alternate sources of supply for our important materials and parts. We maintain inventories of steel and other purchased material. We have been successful in our goal to maintain alternative sources of raw materials and supplies, and therefore are not dependent on a single source for any particular raw material or supply.

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

Seasonality

Typically, the second and third quarters represent our best quarters for our consolidated financial results. In our Crane segment, the northern hemisphere summer represents the main construction season.  Customers require new machines, parts, and service during that season.   Since the summer brings warmer weather, there is also an increase in the use and replacement of ice machines, as well as new construction and remodeling within the foodservice industry.  As a result, distributors build inventories during the second quarter for the increased demand.  More recently, the traditional seasonality for our Crane and Foodservice segments has been slightly muted due to more diversified product and geographic end markets as well as the impact that the global economic recession and downturn in our end markets has had on our revenue.

Competition

We sell all of our products in highly competitive industries. We compete in each of our industries based on product design, quality of products and aftermarket support services, product performance, maintenance costs, energy and resource saving, other contributions to sustainability and price. Some of our competitors may have greater financial, marketing, manufacturing or distribution resources than we do. We believe that we benefit from the following competitive advantages: a strong brand name, a reputation for quality products and aftermarket support services, an established network of global distributors and customer relationships, broad product line offerings in the markets we serve, and a commitment to engineering design and product innovation. However, we cannot be certain that our products and services will continue to compete successfully or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers. The following table sets forth our primary competitors in each of our business segments:

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

Engineering, Research and Development

Our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at each of our significant manufacturing facilities. We have a staff of engineers and technicians on three continents who are responsible for improving existing products and developing new products. We incurred research and development costs of $59.0 million in 2009, $40.0 million in 2008 and $36.1 million in 2007.

Our team of engineers focuses on developing innovative, high performance, low maintenance products that are intended to create significant brand loyalty among customers. Design engineers work closely with our manufacturing and marketing staff, enabling us to identify changing end-user requirements, implement new technologies and effectively introduce product innovations. Close, carefully managed relationships with dealers, distributors and end users help us identify their needs, not only for products, but for the service and support that are critical to their profitable operations. As part of our ongoing commitment to provide superior products, we intend to continue our efforts to design products that meet evolving customer demands and reduce the period from product conception to product introduction.

Employee Relations

As of December 31, 2009, we employed approximately 13,100 people and had labor agreements with 14 union locals in North America. During the fourth quarter of 2008 we added six facilities in North America from the Enodis acquisition that are represented by unions. In addition, we reduced the number of unions by four, with the sale of the Marine segment in December of 2008 and the sale of the Enodis ice machine operations in May of 2009. A large majority of our European employees belong to European trade unions and, during 2008, a contract was signed by all unions for our French crane locations. We have three trade unions in China and one trade union in India. The Indian trade contract expired in June of 2009; a new contract is being negotiated. There were only minor work stoppages during 2008 and 2009 and no work stoppages during 2007. During 2010, we have 4 union contracts expiring at various times that will therefore require renegotiation.

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

Geographic Areas

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2009	2008	2007	2009	2008
United States	$1,862.6	$1,896.6	$1,627.4	$457.7	$484.0
Other North America	177.3	127.7	114.1	7.4	7.4
Europe	824.8	1,444.2	1,215.0	264.6	450.2
Asia	279.1	395.0	299.5	76.4	80.0
Middle East	274.6	314.0	183.0	1.8	1.8
Central and South America	155.0	117.4	61.9	0.3	0.6
Africa	88.9	82.8	64.2	—	—
South Pacific and Caribbean	32.2	13.5	16.0	5.2	5.4
Australia	88.1	111.8	102.9	1.2	2.2
Total	$3,782.6	$4,503.0	$3,684.0	$814.6	$1,031.6

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

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, the demand for our crane products is cyclical and is impacted by the strength of the economy generally, the availability of financing and other factors that may have an effect on the level of construction activity on an international, national or regional basis. During periods of expansion in construction activity, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products. In addition, the strength of the economy generally may affect the rates of expansion, consolidation, renovation and equipment replacement within the restaurant, lodging, convenience store and healthcare industries, which may affect the performance of our Foodservice segment. Furthermore, an economic recession may impact leveraged companies, such as Manitowoc, more than competing companies with less leverage and may have a material adverse effect on our financial condition, results of operations and cash flows.

Products in our Crane segment depend in part on federal, state, local and foreign governmental spending and appropriations, including infrastructure, security and defense outlays. Reductions in governmental spending can reduce demand for our products, which in turn can affect our performance.  Weather conditions can substantially affect our Foodservice segment, as relatively cool summer weather and cooler-than-normal weather in hot climates tend to decrease sales of ice and beverage dispensers.  Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions, such as those experienced in fiscal 2009, may cause customers to forego or postpone new purchases in favor of repairing existing machinery.

A substantial portion of our growth has come through acquisitions. We may not be able to identify or complete future acquisitions, which could adversely affect our future growth.

Our growth strategy historically has been based in part upon acquisitions. Our successful growth through acquisitions depends upon our ability to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete acquisitions in the future. In addition, our level of indebtedness may increase in the future if we finance other acquisitions with debt. This would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. Furthermore, our current leverage position may prevent us from pursuing potential acquisition candidates until we are able to reduce our debt and leverage to a point where additional debt could be incurred to support the financing of such an acquisition.  We cannot assure that future acquisitions will not have a material adverse effect on our financial condition, results of operations and cash flows.

Our future success depends on our ability to effectively integrate acquired companies and manage growth.

Our growth has placed, and will continue to place, significant demands on our management, operational and financial resources. We have made significant acquisitions since 1995. Future acquisitions will require integration of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, purchasing, finance and administrative organizations. Experience has demonstrated that the successful integration of acquired businesses requires substantial attention from our senior management and the management of the acquired companies, which tends to reduce the time that they have to manage the ongoing business. We are currently in the process of integrating the Enodis acquisition. While we believe we have successfully integrated our acquisitions prior to Enodis and we believe we are on track to complete a successful integration of the Enodis acquisition, we cannot assure you that we will be able to integrate Enodis or any future acquisitions successfully, that the acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized. Our financial condition, results of operations and cash flows could be materially and adversely affected if we do not successfully integrate Enodis or any other future companies that we may acquire or if we do not manage our growth effectively.

Because we participate in industries that are intensely competitive, our net sales and profits could decline as we respond to competition.

We sell most of our products in highly competitive industries. We compete in each of those industries based on product design, quality of products, quality and responsiveness of product support services, product performance, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing and distribution resources than we do. We cannot be certain that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, any of which could materially and adversely affect our financial condition, results of operations and cash flows.

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

We invest significantly in the research and development of new products. These expenditures do not always result in products that will be accepted by the market. To the extent they do not, whether as a function of the product or the business cycle, we will have increased expenses without significant sales to benefit us. Failure to develop successful new products may also cause potential customers to choose to purchase used equipment, or competitors’ products, rather than invest in new products manufactured by us.

Price increases in some materials and sources of supply could affect our profitability.

We use large amounts of steel, stainless steel, aluminum, copper and electronic controls, among other items, in the manufacture of our products. Occasionally, market prices of some of our key raw materials increase significantly. In particular, we have experienced significant increases in steel, aluminum, foam, and copper prices at times in recent periods, which have increased our expenses.  If in the future we are not able to reduce product cost in other areas or pass raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers—including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters—may impair our ability to satisfy our customers and could adversely affect our financial performance.

To better manage our exposures to certain commodity price fluctuations, we regularly hedge our commodity exposures through financial markets.  Through this hedging we fix the future price for a portion of these commodities utilized in the production of our products.  To the extent that our hedging is not successful in fixing commodity prices that are favorable in comparison to market prices at the time of purchase, we would experience a negative impact on our profit margins compared to the margins we would have realized if these price commitments were not in place, which may adversely affect our results of operations, financial condition and cash flows in future periods.

We increasingly manufacture and sell our products outside of the United States, which may present additional risks to our business.

For the years ended December 31, 2009, 2008 and 2007, approximately 51%, 58% and 56%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding international sales is part of our growth strategy.  We acquired 22 major manufacturing facilities with the Enodis acquisition, 16 of which are in North America, 4 are in Europe, and 2 are in Asia.  See further detail related to the facilities at Item 2 “Properties.”  International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with our international manufacturing, the integration of our new facilities and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our operations and profitability could suffer if we experience problems with labor relations.

As of December 31, 2009, we employed approximately 13,100 people and had labor agreements with 14 union locals in North America. In addition, a large majority of our European employees belong to European trade unions, and we have three trade unions in China and one trade union in India. These collective bargaining or similar agreements expire at various times in each of the next several years. We believe that we have satisfactory relations with our unions and, therefore, anticipate reaching new agreements on satisfactory terms as the existing agreements expire. However, we may not be able to reach new agreements without a work stoppage or strike, and any new agreements that are reached may not be reached on terms satisfactory to us. These risks are heightened by the current economic environment and the headcount reductions we have undertaken over the last 12 months. A prolonged work stoppage or strike at any one of our manufacturing facilities could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products, especially our crane products. Certain of our businesses also have experienced claims relating to past asbestos exposure. Neither we nor our affiliates have to date incurred material costs related to these asbestos claims. We vigorously defend ourselves against current claims and intend to do so against future claims.  However, a substantial increase in the number of claims that are made against us or the amounts of any judgments or settlements could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

Some of our products are built under fixed-price agreements; cost overruns therefore can hurt our results.

Some of our work is done under agreements on a fixed-price basis.  If we do not accurately estimate our costs, we may incur a loss under these contracts.  Even if the agreements have provisions that allow reimbursement for cost overruns, we may not be able to recoup excess expenses.

Strategic divestitures could negatively affect our results.

We regularly review our business units and evaluate them against our core business strategies.  In addition, at times we are forced by regulatory authorities to make business divestitures as a result of acquisition transactions.  As a result, we regularly consider the divestiture of non-core and non-strategic, or acquisition-related operations or facilities.  Depending upon the circumstances and terms, the divestiture of an operation or facility could negatively affect our earnings from continuing operations.

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

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material, although we can give no assurances. We also cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities, or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs and/or penalties that could be material. Further, environmental laws and regulations are constantly evolving and it is impossible to predict accurately the effect they may have upon our financial condition, results of operations or cash flows.

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

We rely principally on sales of our products to generate cash from operations. A portion of our sales is financed by third-party finance companies on behalf of our customers. The availability of financing by third parties is affected by general economic conditions, the credit worthiness of our customers and the estimated residual value of our equipment.  In certain transactions we provide residual value guarantees and buyback commitments to our customers or the third party financial institutions.  Deterioration in the credit quality of our customers or the overall health of the banking industry could negatively impact our customer’s ability to obtain the resources needed to make purchases of our equipment or their ability to obtain third-party financing. In addition, if the actual value of the equipment for which we have provided a residual value guaranty declines below the amount of our guaranty, we may incur additional costs, which may negatively impact our financial condition, results of operations and cash flows.

Our leverage may impair our operations and financial condition.

As of December 31, 2009, our total consolidated debt was $2,172.4 million as compared to consolidated debt of $2,655.3 million as of December 31, 2008.  See further detail related to the debt in Note 11, “Debt.”  Our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other things, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets. In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our business objectives. We cannot be certain that we will meet any future financial tests or that the lenders will waive any failure to meet those tests. See additional discussion in Note 11, “Debt.”

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

We are in the process of implementing a global ERP system in our Crane segment.

We are in the process of implementing a new global ERP system in the Crane segment. This system will replace many of our existing operating and financial systems. Such an implementation is a major undertaking both financially and from a management and personnel perspective.  Due to current economic conditions we have delayed the previously scheduled implementation timeline for the

Crane segment ERP system.  One business location implemented this system in 2009, but the next business unit is not scheduled to implement this new ERP system until 2012.  Should the system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations and results of operations, including the ability of the company to report accurate and timely financial results.

Our inability to recover from natural or man made disaster could adversely affect our business.

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural or man-made disasters, national emergencies, significant labor strikes, work stoppages, political unrest, war or terrorist activities that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components and raw materials and information technology and other services from numerous suppliers, and, even if our facilities were not directly affected by such events, we could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations.  We cannot assure you that we will have insurance to adequately compensate us for any of these events.

Item 1B.  UNRESOLVED STAFF COMMENTS

The company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission (SEC) that were issued 180 days or more preceding the end of our fiscal year 2009 that remain unresolved.

Item 2.  PROPERTIES

The following table outlines the principal facilities we own or lease as of December 31, 2009.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased

Cranes and Related Products
Europe/Asia/Africa
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Moulins, France	Manufacturing/Office	355,000	Owned/Leased
Charlieu, France	Manufacturing/Office	323,000	Owned/Leased
Presov, Slovak Republic	Manufacturing/Office	295,300	Owned
Zhangjiagang, China	Manufacturing	800,000	Owned
Fanzeres, Portugal	Manufacturing	183,000	Leased
Baltar, Portugal	Manufacturing	68,900	Owned
Pune, India	Manufacturing	190,000	Leased
La Clayette, France	Manufacturing/Office	161,000	Owned/Leased
Niella Tanaro, Italy	Manufacturing	370,016	Owned
Ecully, France	Office	85,000	Owned
Alfena, Portugal	Office	84,000	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Osny, France	Office/Storage/Repair	43,000	Owned
Decines, France	Office/Storage	47,500	Leased
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Naia, Portugal	Manufacturing	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Buckingham, United Kingdom	Office/Storage	78,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office	8,000	Owned
Singapore	Office/Storage	49,000	Leased
Tai’an, China (Joint Venture)	Manufacturing	571,000	Owned
Accra, Ghana	Office	4,265	Leased
Sydney, Australia	Office/Storage	21,500	Leased
Dubai, United Arab Emirates	Office/Workshop	10,000	Leased

United States
Shady Grove, Pennsylvania	Manufacturing/Office	1,278,000	Owned
Manitowoc, Wisconsin	Manufacturing/Office	570,000	Owned
Manitowoc, Wisconsin (2)	Office	9,500	Leased
Quincy, Pennsylvania	Manufacturing	36,000	Owned
Bauxite, Arkansas	Manufacturing/Office	22,000	Owned
Port Washington, Wisconsin	Manufacturing	82,000	Owned

Foodservice Equipment

Europe/Asia
Hangzhou, China	Manufacturing/Office	260,000	Owned/Leased
London, United Kingdom	Office	4,600	Leased
Eglfing, Germany	Manufacturing/Office/Warehouse	130,000	Leased
Aldershot, United Kingdom	Manufacturing/Office	20,000	Leased
Halesowen, United Kingdom	Manufacturing/Office	84,000	Leased
Sheffield, United Kingdom	Manufacturing/Office	100,000	Leased
Shanghai, China	Manufacturing/Office/Warehouse	62,500	Leased
Foshan, China	Manufacturing/Office/Warehouse	40,000	Leased
Singapore	Manufacturing/Office/Warehouse	40,000	Leased
Prachinburi, Thailand (Joint Venture)	Manufacturing/Office/Warehouse	80,520	Owned
Samutprakarn, Thailand (Joint Venture)	Office	4,305	Leased

North America
Manitowoc, Wisconsin	Manufacturing/Office	376,000	Owned
Parsons, Tennessee (2)	Manufacturing	214,000	Owned
Sellersburg, Indiana	Manufacturing/Office	140,000	Owned
La Mirada, California	Manufacturing/Office	77,000	Leased
Aberdeen, Maryland	Manufacturing/Office	67,000	Owned
Los Angeles, California	Manufacturing/Office	90,000	Leased
Los Angeles, California	Manufacturing	29,000	Leased
Tijuana, Mexico	Manufacturing	30,000	Leased
New Port Richey, Florida	Office/Technology Center	42,000	Owned
Goodyear, Arizona	Manufacturing/Office	50,000	Leased
Columbus, Georgia (1)	Manufacturing/Office/Warehouse	540,000	Owned/Leased
Fort Wayne, Indiana	Manufacturing/Office	358,000	Leased
Barbourville, Kentucky	Manufacturing/Office	115,000	Owned
Shreveport, Louisiana (2)	Manufacturing/Office	384,000	Owned
Mt. Pleasant, Michigan	Manufacturing/Office	330,000	Owned
Baltimore, Maryland	Manufacturing/Office	16,000	Leased
Cleveland, Ohio	Manufacturing/Office	180,000	Owned
Freeland, Pennsylvania	Manufacturing/Office	150,000	Owned
Covington, Tennessee	Manufacturing/Office	188,000	Owned
Piney Flats, Tennessee	Manufacturing/Office	110,000	Leased
Fort Worth, Texas	Manufacturing/Office	183,000	Leased
Concord, Ontario, Canada	Manufacturing/Office	116,000	Leased
Mississauga, Ontario, Canada	Manufacturing/Office	155,000	Leased

Corporate
Manitowoc, Wisconsin	Office	34,000	Owned
Manitowoc, Wisconsin	Office	5,000	Leased
Manitowoc, Wisconsin	Hangar Ground Lease	31,320	Leased

(1)               There are three separate locations within Parsons, Tennessee and Columbus, Georgia.

(2)               There are two separate locations within Parsons, Tennessee; Shreveport, Louisiana; and Manitowoc, Wisconsin.

In addition, we lease sales office and warehouse space for our Crane segment in Breda, The Netherlands; Begles, France; Lille, France; Nantes, France; Toulouse, France; Nice, France; Orleans, France; Persans, France; Parabiago, Italy; Lagenfeld, Germany; Munich, Germany; Budapest, Hungary; Warsaw, Poland; Melbourne, Australia; Brisbane, Australia; Beijing, China; Guangzhou, China; Xi’an, China; Dubai, UAE; Makati City, Philippines; Cavite, Philippines; Harayana, India; New Delhi, India; Hyderabad, India; Seoul, Korea; Moscow, Russia; Netvorice, the Czech Republic; Manitowoc, Wisconsin; Shanghai, China; Monterrey, Mexico; Sao Paulo, Brazil; Barueri, Brazil; Santiago, Chile; and North Las Vegas, Nevada.  We lease office and warehouse space for our Foodservice segment in Salem, Virginia; Irwindale, California; Goodyear, Arizona; Miami, Florida; Paris, France; Fleury Merogis, France; Herborn, Germany; Moscow, Russia; Belgium, Netherlands; Kuala Lumpur, Malaysia; Barcelona, Spain; Naucalpan de Juarez, Mexico; Langley, United Kingdom; and Ecully, France.  We also own sales offices and warehouse facilities for our Crane segment in Dole, France and Rouen, France.

See Note 21, “Leases,” to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding leases.

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

For information concerning other contingencies and uncertainties, see Note 17, “Contingencies and Significant Estimates,” to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Executive Officers of the Registrant

Each of the following officers of the company has been elected by the Board of Directors.  The information presented is as of March 1, 2010.

Name	Age	Position With The Registrant	Principal Position Held Since
Glen E. Tellock	49	Chairman and Chief Executive Officer	2009

Carl J. Laurino	48	Senior Vice President and Chief Financial Officer	2004

Thomas G. Musial	58	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	50	Senior Vice President, General Counsel and Secretary	2004

Dean J. Nolden	41	Vice President of Finance and Treasurer	2005

Eric P. Etchart	53	Senior Vice President of the Company and President Crane Segment	2007

Michael J. Kachmer	51	Senior Vice President of the Company and President Foodservice Segment	2007

Glen E. Tellock has been the company’s chief executive officer since May 2007 and was elected as chairman of the board effective February 13, 2009.  He previously served as the senior vice president of The Manitowoc Company, Inc. and president and general manager of the Crane segment since 2002.  Earlier, he served as the company’s senior vice president and chief financial officer (1999), vice president of finance and treasurer (1998), corporate controller (1992) and director of accounting (1991).  Prior to joining the company, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as an audit manager for Ernst & Whinney.

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

Dean J. Nolden was named vice president of finance and treasurer in May 2009.  He previously served as the vice president and assistant treasurer since 2005.  Mr. Nolden joined the company in November 1998 as corporate controller and served in that capacity until his promotion to Vice President Finance and Controller in May 2004.  Prior to joining the company, Mr. Nolden spent eight years in public accounting in the audit practice of PricewaterhouseCoopers LLP.  He left that firm in 1998 as an audit manager.

Eric P. Etchart was named senior vice president of The Manitowoc Company, Inc. and president and general manager of the Manitowoc Crane segment in May 2007.  Mr. Etchart previously served as executive vice president of the Crane segment for the Asia/Pacific region since 2002.  Prior to joining the company, Mr. Etchart served as managing director in the Asia/Pacific region for Potain S.A., as managing director in Italy for Potain S.P.A. and as vice president of international sales and marketing for PPM.

Michael J. Kachmer joined the company in February of 2007 as senior vice president of The Manitowoc Company, Inc. and president and general manager of the Foodservice segment.  Prior to joining the company, Mr. Kachmer held executive positions for Culligan International Company since 2000, most recently serving as its chief operating officer.  In addition, Mr. Kachmer has held executive and operational roles in a number of global manufacturing companies, including Ball Corporation and Firestone Tire & Rubber.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company’s common stock is traded on the New York Stock Exchange under the symbol MTW.  At December 31, 2009, the approximate number of record shareholders of common stock was 3,470.

The amount and timing of the quarterly dividend is determined by the Board of Directors at its regular meetings each year.  On October 26, 2009, the Board of Directors unanimously adopted a resolution switching the company’s quarterly common stock cash dividend to an annual common stock cash dividend.  Beginning in October 2010, and in its regular fall meetings each year thereafter, the Board of Directors will determine the amount, if any, and timing of the annual dividend for that year.  In the years ended December 31, 2009 and 2008, the company paid a quarterly dividend of $0.02 in cash for each quarter for a cumulative dividend of $0.08 per share in 2009 and 2008.  In the year ended December 31, 2007, the company paid a quarterly dividend of $.0175 (adjusted for the stock split in September of 2007) in cash the first two quarters and paid a quarterly dividend of $0.02 in cash in each of the last two quarters for a cumulative dividend in 2007 of $0.075 per share.

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

The high and low sales prices of the common stock were as follows for 2009, 2008 and 2007 (amounts have been adjusted for the two-for-one stock split discussed above):

Year Ended	2009			2008			2007
December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$10.19	$2.42	$3.27	$48.90	$30.07	$40.80	$32.64	$25.67	$31.77
2nd Quarter	7.79	3.45	5.26	45.47	30.82	32.53	42.20	31.45	40.19
3rd Quarter	10.45	4.39	9.47	32.00	15.01	15.55	44.96	32.96	44.28
4th Quarter	11.63	8.14	9.97	15.90	4.56	8.66	51.49	37.50	48.83

Under our current bank credit agreement, we are limited on the amount of dividends we may pay out in any one year.  The amount of dividend payments is restricted based on our consolidated total leverage ratio as defined in the credit agreement and is limited along with other restricted payments in aggregate.  If the consolidated leverage ratio is less than 2.00 to 1.00, total restricted payments cannot exceed $75.0 million in any given year.  If the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00 but less than 3.00 to 1.00, payments cannot exceed $35.0 million per year.  If the consolidated total leverage ratio is greater than or equal to 3.00 to 1.00 but less than 4.00 to 1.00, total restricted payments cannot exceed $20.0 million in a year.  Lastly, if the consolidated total leverage ratio is greater than or equal to 4.00 to 1.00, total restricted payments are limited to $10.5 million per year.

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages Years Ending December 31,
	2005	2006	2007	2008	2009
The Manitowoc Company, Inc.	34.24%	137.37%	64.65%	(82.19)%	16.77%
S&P 500 Index	4.91%	15.79%	5.49%	(37.00)%	26.46%
S&P 600 Industrial Machinery	9.20%	20.77%	12.18%	(32.86)%	18.68%

	Indexed Returns Years Ending December 31,
	2004	2005	2006	2007	2008	2009
The Manitowoc Company, Inc.	100.00	134.24	318.63	524.64	93.45	109.12
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P 600 Industrial Machinery	100.00	109.20	131.89	147.95	99.33	117.88

Item 6.  SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc.  The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Results of the Marine segment in the current and prior periods and the results of substantially all Enodis ice businesses and certain Enodis non-ice businesses in the years ended December 31, 2008 and 2009, have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.  In addition, the earnings (loss) from discontinued operations include the impact of adjustments to certain retained liabilities for operations sold or closed in periods prior to those presented.  For businesses acquired during the time periods presented, results are included in the table from their acquisition date.  Amounts are in millions except share and per share data.

	2009	2008	2007	2006	2005	2004
Net Sales
Cranes and Related Products	$2,285.0	$3,882.9	$3,245.7	$2,235.4	$1,628.7	$1,248.5
Foodservice Equipment	1,497.6	620.1	438.3	415.4	399.6	377.2
Total	3,782.6	4,503.0	3,684.0	2,650.8	2,028.3	1,625.7
Gross Profit	824.6	1,015.8	861.5	611.3	413.2	330.8
Earnings (Loss) from Operations
Cranes and Related Products	145.0	555.6	470.5	280.6	115.5	57.0
Foodservice Equipment	174.3	56.8	61.3	56.2	54.9	55.7
Corporate	(44.4)	(51.7)	(48.2)	(42.4)	(24.8)	(21.2)
Amortization expense	(39.5)	(11.6)	(5.8)	(3.3)	(3.1)	(3.1)
Gain on sales of parts line	—	—	3.3	—	—	—
Goodwill impairment	(548.8)	—	—	—	—	—
Intangible asset impairment	(151.2)	—	—	—	—	—
Restructuring expense	(39.6)	(21.7)	—	—	—	—
Integration expense	(3.6)	(7.6)	—	—	—	—
Loss on sale of product lines	(3.4)	—	—	—	—	—
Pension settlements	—	—	(5.3)	—	—	—
Total	(511.2)	519.8	475.8	291.1	142.5	88.4
Interest expense	(174.0)	(51.6)	(35.1)	(44.9)	(51.7)	(53.4)
Amortization of deferred financing fees	(28.8)	(2.5)	(1.1)	(1.4)	(2.1)	(2.6)
Loss on debt extinguishment	(9.2)	(4.1)	(12.5)	(14.4)	(9.1)	(1.0)
Loss on purchase price hedges	—	(379.4)	—	—	—	—
Other income (expense) - net	17.8	(3.0)	9.8	3.4	3.4	(0.8)
Earnings (loss) from continuing operations before income taxes	(705.4)	79.2	436.9	233.8	83.0	30.6
Provision (benefit) for taxes on income	(58.8)	(19.2)	122.1	74.8	16.6	5.8
Earnings (loss) from continuing operations	(646.6)	98.4	314.8	159.0	66.4	24.8
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(35.9)	(143.4)	21.9	7.2	(6.4)	13.1
Gain (loss) on sale or closure of discontinued operations, net of income taxes	(24.2)	53.1	—	—	5.8	1.2
Net earnings (loss)	$(706.7)	$8.1	$336.7	$166.2	$65.8	$39.1
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	2.5	(1.9)	—	—	—	—
Net earnings (loss) attributable to Manitowoc	(704.2)	10.0	336.7	166.2	65.8	39.1

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	(644.1)	100.3	314.8	159.0	66.4	24.8
Earnings (loss) from discontinued operations, net of income taxes	(35.9)	(143.4)	21.9	7.2	(6.4)	13.1
Gain (loss) on sale or closure of discontinued operations, net of income taxes	(24.2)	53.1	—	—	5.8	1.2
Net earnings (loss) attributable to Manitowoc	$(704.2)	$10.0	$336.7	$166.2	$65.8	$39.1

Cash Flows
Cash flow from operations	$338.6	$309.0	$244.0	$293.0	$106.7	$57.0
Identifiable Assets
Cranes and Related Products	$1,738.4	$2,223.7	$1,958.0	$1,572.4	$1,224.7	$1,279.7
Foodservice Equipment	2,279.5	3,389.4	341.5	340.1	313.2	302.9
Corporate	260.8	473.0	571.9	307.0	423.9	345.5
Total	$4,278.7	$6,086.1	$2,871.4	$2,219.5	$1,961.8	$1,928.1

Long-term Obligations	$2,180.0	$2,597.5	$272.0	$264.3	$474.0	$512.2
Depreciation
Cranes and Related Products	$55.3	$66.3	$70.4	$58.4	$51.8	$42.9
Foodservice Equipment	33.5	12.4	8.0	7.2	6.1	4.9
Corporate	2.8	1.5	1.8	1.8	1.5	1.4
Total	$91.6	$80.2	$80.2	$67.4	$59.4	$49.2
Capital Expenditures
Cranes and Related Products	51.5	129.4	103.7	51.3	32.9	24.2
Foodservice Equipment	18.4	10.9	3.7	10.9	16.9	11.8
Corporate	2.6	10.0	5.4	2.2	1.0	2.9
Total	$72.5	$150.3	$112.8	$64.4	$50.8	$38.9
Per Share
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(4.94)	$0.77	$2.53	$1.30	$0.55	$0.23
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.28)	(1.10)	0.18	0.06	(0.05)	0.12
Gain (loss) on sale or closure of discontinued operations, net of income taxes	(0.19)	0.41	—	—	0.05	0.01
Earnings (loss) per share attributable to Manitowoc common shareholders	$(5.41)	$0.08	$2.70	$1.36	$0.55	$0.36
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(4.94)	$0.76	$2.47	$1.27	$0.54	$0.23
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.28)	(1.09)	0.17	0.06	(0.06)	0.12
Gain (loss) on sale or closure of discontinued operations, net of income taxes	(0.19)	0.40	—	—	0.05	0.01
Earnings (loss) per share attributable to Manitowoc common shareholders	$(5.41)	$0.08	$2.64	$1.32	$0.53	$0.36
Avg Shares Outstanding
Basic	130,268,670	129,930,749	124,667,931	122,449,148	120,586,420	107,602,520
Diluted	130,268,670	131,630,215	127,489,416	125,571,532	123,052,068	109,508,720

1)        Discontinued operations represent the results of operations and gain or loss on sale or closure of the Marine segment, substantially all Enodis ice businesses and certain Enodis non-ice businesses, Delta Manlift SAS, DRI and Toledo Ship Repair, which either qualified for discontinued operations treatment, or were sold or closed during 2009, 2008, 2005, or 2004.

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

4)        Cash dividends per share for 2004 through 2009 were as follows: $0.07 (2004 through 2006), $0.075 (2007), and $0.08 (2008 and 2009).

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

Overview The Manitowoc Company, Inc. is a multi-industry, capital goods manufacturer in two principal markets: Cranes and

Related Products (Crane) and Foodservice Equipment (Foodservice).  Crane is recognized as one of the world’s leading providers of lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks.  Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food preparation, and cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications.

In order to secure clearance for the acquisition of Enodis from various regulatory authorities including the European Commission and the United States Department of Justice, Manitowoc agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  On May 15, 2009, the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.   The businesses sold were operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses were treated as standalone operations, in competition with Manitowoc.  The results of these operations have been classified as discontinued operations.  See further detail related to these businesses at Note 4, “Discontinued Operations.”

During the quarter ended September 30, 2009, the company identified an adjustment to the income tax provision that should have been included in its previously filed financial statements on Form 10-K for the year ended December 31, 2008.  The issue was discovered during the process of reconciling the income tax provision in the financial statements to the 2008 income tax return and the required adjustment resulted in a decrease in income tax expense, an increase in refundable income taxes and an increase in retained earnings of $20.7 million, which has been reflected in the accompanying financial statements, for the year ended December 31, 2008.  The adjustment also resulted in an increase to the company’s previously reported 2008 earnings per diluted share of $0.16.  There was no impact to the 2008 cash flows from operating activities as the increase in net earnings was offset by the increase in refundable income taxes.

We do not believe that the adjustments to the provision for income taxes, refundable income taxes, and retained earnings described above are material to the company’s results of operations, financial position or cash flows for any of the company’s previously filed annual or quarterly financial statements.  Accordingly, the December 31, 2008 financial statements included herein have been revised to reflect the adjustment to income tax expense, refundable income taxes and retained earnings discussed above.

During the fourth quarter of 2009 the company identified adjustments to correct an error to the amortization of deferred financing fees that reduce the expenses recognized in the most recently filed Quarterly Reports for each of the first three quarters of 2009 by $0.4 million, $5.8 million, and $5.0 million, respectively.  The net of tax effect of these adjustments increases the company’s previously reported 2009 earnings per share by $0.00, $0.03, and $0.02 for the quarters ended March 31, June 30 and September 30, respectively. These adjustments increased the unamortized portion of deferred financing fees included in long term assets by $11.2 million, increased income taxes payable and deferred tax liabilities by $4.3 million, and increased retained earnings by $6.9 million as of September 30, 2009.

There was no impact to quarterly cash flows in 2009 as the increase in net earnings was offset by the decrease in the non-cash reconciling items for deferred financing fee amortization and deferred taxes.  The company does not believe that these adjustments are material to the results of operations, financial position or cash flows for any of its previously filed quarterly financial statements. Accordingly, the company will revise its 2009 quarterly financial statements prospectively within its 2010 Quarterly Reports on Form 10-Q.

The following discussion and analysis covers key drivers behind our results for 2007 through 2009 and is broken down into three major sections.  First, we provide an overview of our results of operations for the years 2007 through 2009 on a consolidated basis and by business segment.  Next we discuss our market conditions, liquidity and capital resources, off balance sheet arrangements, and obligations and commitments.  Finally, we provide a discussion of risk management techniques, contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.

All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Consolidated Operations

Millions of dollars, except per share data	2009	2008	2007
Operations
Net sales	$3,782.6	$4,503.0	$3,684.0
Costs and expenses:
Cost of sales	2,958.0	3,487.2	2,822.5
Engineering, selling and administrative expenses	549.7	455.1	377.9
Amortization expense	39.5	11.6	5.8
Gain on sale of parts line	—	—	(3.3)
Pension settlements	—	—	5.3
Goodwill impairment	548.8	—	—
Intangible asset impairment	151.2	—	—
Integration expense	3.6	7.6	—
Loss on sale of product lines	3.4	—	—
Restructuring expense	39.6	21.7	—
Total costs and expenses	4,293.8	3,983.2	3,208.2
Operating earnings (loss) from continuing operations	(511.2)	519.8	475.8

Other income (expenses):
Interest expense	(174.0)	(51.6)	(35.1)
Amortization of deferred financing fees	(28.8)	(2.5)	(1.1)
Loss on debt extinguishment	(9.2)	(4.1)	(12.5)
Loss on purchase price hedges	—	(379.4)	—
Other income (expense)-net	17.8	(3.0)	9.8
Total other expenses	(194.2)	(440.6)	(38.9)

Earnings (loss) from continuing operations before taxes on earnings	(705.4)	79.2	436.9
Provision (benefit) for taxes on earnings	(58.8)	(19.2)	122.1
Earnings (loss) from continuing operations	(646.6)	98.4	314.8

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(35.9)	(143.4)	21.9
Gain (loss) on sale of discontinued operations, net of income taxes	(24.2)	53.1	—
Net earnings (loss)	(706.7)	8.1	336.7
Less: Net loss attributable to noncontrolling interest, net of tax	(2.5)	(1.9)	—
Net earnings (loss) attributable to Manitowoc	(704.2)	10.0	336.7

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	(644.1)	100.3	314.8
Earnings (loss) from discontinued operations, net of income taxes	(35.9)	(143.4)	21.9
Gain (loss) on sale of discontinued operations, net of income taxes	(24.2)	53.1	—
Net earnings (loss) attributable to Manitowoc	(704.2)	10.0	336.7

Year Ended December 31, 2009 Compared to 2008

Consolidated net sales decreased 16.0% in 2009 to $3.8 billion from $4.5 billion in 2008.  This decrease was the result of lower year-over-year sales in the Crane segment primarily due to the global macro-economic downturn as well as a broad global credit crisis in the banking industry.  Partially offsetting the lower consolidated net sales was higher sales in the Foodservice segment as a result of additional revenue related to businesses acquired in the Enodis acquisition during the fourth quarter of 2008.  Sales in our Crane segment decreased 41.2% for the year ended December 31, 2009 compared to 2008. The weaker foreign currencies as compared to the U.S. Dollar had an unfavorable impact on consolidated net sales of approximately $168.4 million or 4.5% for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Further analysis of the changes in sales by segment is presented in the Sales and Operating Earnings by Segment section below.

Gross profit decreased for the year ended December 31, 2009 to $824.6 million compared to $1.0 billion for the year ended December 31, 2008, a decrease of 18.8%.  Gross margin decreased in 2009 to 21.8% from 22.6% in 2008.   The decrease in consolidated gross profit was driven by the Crane segment as a result of decreased sales volumes across all regions, increased manufacturing unabsorbed overhead costs and an unfavorable translation effect of foreign currency exchange rate changes.  This decrease was partially offset by higher Foodservice gross profit due to the inclusion of Enodis and various cost reduction initiatives in both segments during 2009. The decrease in gross margin occurred primarily as a result of lower sales volumes in the Crane segment partially offset by higher gross margin in the Foodservice segment due to cost reductions and pricing actions.  In addition, the strength in the U.S. Dollar resulted in a decrease in gross profit of approximately $25.0 million or 3.0% for the year ended December 31, 2009.

Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2009 increased approximately $94.6 million to $549.7 million compared to $455.1 million for the year ended December 31, 2008.  This increase was driven by higher expenses in the Foodservice segment as a result of including the Enodis ES&A expenses but was partially offset by lower Crane segment and Foodservice segment ES&A expenses due to lower employee related costs and other discretionary spending reductions and realization of synergies associated with the Enodis integration.  The strength of the U.S. Dollar resulted in a decrease in ES&A expenses of approximately $17.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Amortization expense for the year ended December 31, 2009 was $39.5 million compared to $11.6 million for 2008 primarily as a result of the additional intangible assets acquired from Enodis (see further detail related to the intangible assets at Note 3, “Acquisitions”).

The company accounts for goodwill and other intangible assets under the guidance of Accounting Standards Codification (“ASC”) Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is no longer amortized; however, the company performs an annual impairment at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which are Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; Foodservice Asia; and Foodservice Retail.  In its impairment reviews, the company uses a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

During the first quarter of 2009, the company’s stock price continued to decline as global market conditions remained depressed, the credit markets did not improve and the performance of the company’s Crane and Foodservice segments was below the company’s expectations.  In connection with a reforecast of expected 2009 financial results completed in early April 2009, the company determined the foregoing circumstances to be indicators of potential impairment under the guidance of ASC Topic 350-10.  Therefore, the company performed the required initial impairment test for each of the company’s reporting units as of March 31, 2009.  The company re-performed its established method of present-valuing future cash flows, taking into account its updated projections, to determine the fair value of the reporting units.   The determination of fair value of the reporting units requires the company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. The company evaluated the significant assumptions used to determine the fair value of each reporting unit, both individually and in the aggregate, and concluded they were reasonable.

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

In June 2009, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets at June 30, 2009 and based on those results the company determined no additional impairment had occurred subsequent to the impairment charges recorded in the first quarter of 2009.  The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.

The company is engaged in a number of integration activities associated with the Enodis acquisition.  For the years ended December 31, 2009 and December 31, 2008 integration expenses were $3.6 million and $7.6 million, respectively.  Integration expenses include only costs directly associated with the integration, such as costs related to outside vendors or services, costs of employees who have been assigned full-time to integration activities, and travel-related expenses.

During December 2009, the company sold two product lines within its Foodservice segment for aggregate net proceeds of approximately $15.0 million and recognized an aggregate loss on the sale of $3.4 million.  The two product lines that were divested were the company’s Lincoln Smallwares products and most of its Merco product category.  The Smallwares products were sold to The Vollrath Company, L.L.C. and included products such as pots, pans, baking sheets and other cooking implements as well as manual food preparation equipment (e.g., slicers, peelers).  The Merco product category was sold to Hatco Corporation and included food warming equipment, merchandisers, toasters, and racking/dispensing systems.  The company recorded a loss of $3.3 million for the sale of its Smallwares products and a loss of $0.1 million for the sale of its Merco products.

Restructuring expenses for the year ended December 31, 2009 totaled $39.6 million which compares to $21.7 million in 2008.  As a result of the continued worldwide decline in Crane segment sales in 2009, the company recorded $29.0 million in restructuring charges as it further reduced the Crane segment cost structure in all regions.  In addition, the Foodservice segment recorded restructuring expenses of $10.6 million during the year ended December 31, 2009 in connection with closing of its Harford-Duracool facility in Aberdeen, Maryland in the second quarter and its McCall facility in Parsons, Tennessee in the third quarter.  See further detail related to the restructuring expenses at Note 19, “Restructuring.”

Interest expenses for the year ended December 31, 2009 totaled $174.0 million versus $51.6 million for the year ended December 31, 2008.  The increase is the result of an additional interest expense related to the $2.4 billion credit agreement which was entered into in order to fund the Enodis acquisition and which was amended and restated as of August 25, 2008 to ultimately increase the size to $2.925 billion (New Credit Agreement) and was drawn upon on November 6, 2008.  See further detail on the New Credit Agreement at Note 11, “Debt.”  Amortization expenses for deferred financing fees was $28.8 million for the year ended December 31, 2009 as compared to $2.5 million in 2008.  The higher expense in 2009 is related to the amortization of the fees associated with entering into the New Credit Agreement.

The loss on debt extinguishment of $9.2 million for the year ended December 31, 2009 is a result of the accelerated paydown of Term Loan X of $147.9 million by using the proceeds from the sale of the Enodis ice businesses in the second quarter and the accelerated paydown of Term Loan B of $150.0 million and Term Loan X of $33.6 million using cash from operations in the fourth quarter.  For the year ended December 31, 2008, the company made a cash payment of $118.5 million to partially pay down the balance of the Term Loan X from the proceeds of the Marine divestiture and as a result of this payment, the company incurred a charge of $4.1 million.  Both charges were recorded in loss on debt extinguishment in the Consolidated Statements of Operations.

During July 2008, the company entered into various hedging transactions (the “hedges”) to comply with the terms of its New Credit Agreement (see further detail related to the New Credit Agreement at Note 11, “Debt”) issued to fund the purchase of Enodis.  The hedges were required to limit the company’s exposure to fluctuations in the underlying purchase Great British Pound (GBP) price of the Enodis shares which could have ultimately required additional funding capacity under the New Credit Agreement.  Subsequent to entering into the hedging transactions, the U.S. Dollar strengthened against the GBP which resulted in a significant change to the fair

value of the underlying hedges.   Under the guidance of ASC Topic 815-10, “Derivatives and Hedging,” hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges were required to be recognized in the income statement.   For the year ended December 31, 2008, the loss on currency hedges related to the purchase of Enodis was $379.4 million.

Other income, net for the year ended December 31, 2009 was $17.8 million versus a loss of $3.0 million for the prior year.  The income in 2009 was primarily the result of foreign currency gains related to transactions between our U.S. and foreign crane facilities during the year whereby we benefitted from the U.S. Dollar strengthening against other foreign currencies and is also partially due to higher interest income.  The loss in 2008 was the result of other foreign currency losses partially offset by interest income.

The effective tax rate for the year ended December 31, 2009 was 8.3% as compared to negative 24.2% for the year ended December 31, 2008.  As the company posted a pre-tax loss in 2009, a positive effective tax rate represents a benefit to the consolidated statement of operations.  In 2008 the company posted pre-tax income, for which a negative effective tax rate represents a benefit to the consolidated statement of operations.  The goodwill impairment of $548.8 million in 2009 is not tax deductible and thus had an unfavorable impact to the effective tax rate.  The write-down of the trademarks of $151.2 million had an associated deferred tax liability of $52.0 million which resulted in no impact to the effective tax rate for 2009.  The income tax benefit for the year ended December 31, 2009 was favorably impacted by the reversal of various reserves for uncertain tax positions as discussed in Note 13, “Income Taxes.”

During 2009, the company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including China, Slovakia, Spain, and the United Kingdom.  Therefore, the company recognized $22.5 million of valuation allowances as income tax expense.  The company generated $97.2 million of net operating loss carryforwards in France during 2009, creating a deferred tax asset of $33.2 million.  Based upon the cyclicality of the company’s Crane business, management analyzes the ability to utilize these deferred tax assets on a seven year cycle, consistent with the Crane business cycles, as this provides the best information to evaluate the future profitability of the business unit.  At December 31, 2009, the company has concluded that a valuation allowance against the deferred income tax asset for the carryforward is not required to be recognized.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and the company generates operating losses in its operations in these jurisdictions for an extended period of time, it is possible the company might conclude that the benefit of these carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the company would be required to recognize a valuation allowance against some or all of the tax benefit associated with the carryforwards. The company updates its financial forecast of these operations quarterly and continues to closely monitor the utilization of these losses. The recognition of these valuation allowances, if necessary, could have a material adverse effect on our consolidated balance sheet and results of operations.

Both the 2009 and 2008 effective tax rates were also favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives. The effective tax rate in 2008 was favorably affected by the significant decrease in U.S. pre-tax income resulting from the loss on currency hedges related to the Enodis acquisition, and certain global tax planning initiatives that are not impacted by pre-tax income volatility.

The results from discontinued operations were a loss of $35.9 million and a loss of $143.4 million, net of income taxes, for the years ended December 31, 2009 and 2008, respectively.  The 2009 loss relates to the Enodis ice businesses sold on May 15, 2009 and the final completion of closing and tax adjustments on the results of the discontinued operations associated with the disposition of the Marine segment sold on December 31, 2008.  The 2008 loss relates to the results of operations of the former Marine segment sold on December 31, 2008 and the Enodis ice businesses classified as held-for-sale at the end of 2008, which included a non-cash impairment charge of $175.0 million.  We also realized an after tax loss of $24.2 million on the sale of the Enodis ice businesses and the Marine segment as a result of final settlement of working capital and tax adjustments in 2009.  The gain on the sale of discontinued operations of $53.1 million in 2008 relates to the sale of our former Marine segment.

For the year ended December 31, 2009, a net loss attributable to a noncontrolling interest of $2.5 million was recorded in relation to our 50% joint venture with the shareholders of Tai’An Dongyue Heavy Machinery Co., Ltd. (Tai’An Dongyue).  There was a net loss of $1.9 million in connection with the joint venture for the same period of 2008.  See further detail related to the joint venture at Note 3, “Acquisitions.”

Year Ended December 31, 2008 Compared to 2007

Consolidated net sales increased 22.2% in 2008 to $4.5 billion from $3.7 billion in 2007.  This increase was the result of higher year-over-year sales in the Crane segment and higher sales in the Foodservice segment as a result of sales from our newly acquired Enodis business.  This business generated net sales of approximately $179.1 million since its acquisition on October 27, 2008.  Sales in our Crane segment increased 19.6% for the year ended December 31, 2008 compared to 2007. The stronger Euro currency compared to the U.S. Dollar had a favorable impact on sales of approximately $154.0 million or 3.4% for the year ended December 31, 2008 compared to the year ended December 31, 2007.

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

Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2008 increased approximately $77.2 million to $455.1 million compared to $377.8 million for the year ended December 31, 2007.  This increase was driven by higher expenses in the Crane and Foodservice segments and for general corporate expenses.  Crane segment ES&A expense increased due to higher selling expenses, increased costs related to the 2008 and 2007 acquisitions, expenses related to the ERP implementation project and the negative impact of the stronger Euro resulting in an additional $10.4 million in expenses.  The increase in Foodservice segment ES&A expenses were due to approximately two months of additional expenses incurred within the Enodis business.

Amortization expense for the year ended December 31, 2008 was $11.6 million compared to $5.8 million in 2007 primarily as a result of the additional intangible assets from the Enodis acquisition (see further detail related to the intangible assets at Note 3,

“Acquisitions.”)  Integration expense for the year ended December 31, 2008 was $7.6 million and was related to the integration activities associated with the Enodis acquisition. There was no integration expense in 2007.

Restructuring expense for the year ended December 31, 2008 was $21.7 million compared to no restructuring expense in 2007.  The restructuring expense was in response to the accelerated decline in demand in Western and Southern Europe where market conditions negatively impacted our tower crane product sales.  The tower crane backlog in Europe declined by almost 80% in 2008.  To better align the company’s resources with the demand in Europe the company committed to a restructuring plan in the fourth quarter of 2008 to reduce the cost structure of its French and Portuguese facilities.  The plan included workforce reductions of approximately 350 employees in France and 120 employees in Portugal.  As of December 31, 2008, no significant benefit payments had been made in connection with such workforce reductions.

On April 3, 2007, we sold all of our aftermarket replacement parts and rights to manufacture, sell and service aftermarket replacement parts for all models of the Grove Manlift aerial work platform product line around the world to MinnPar LLC (MinnPar).  We received $4.9 million in proceeds and recognized a gain of $3.3 million, which is recorded in gain on sale of parts line in the Consolidated Statement of Operations for the year ended December 31, 2007.

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

Interest expense for the year ended December 31, 2008 was $54.1 million versus $36.2 million for the year ended December 31, 2007.   The increase was the result of approximately two months of additional interest expense related to our New Credit Agreement of $2,925.0 million that became effective on August 25, 2008 and was drawn upon on November 6, 2008, in order to fund our purchase of Enodis.

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

During July 2008, the company entered into various hedging transactions (the “hedges”) to comply with the terms of its New Credit Agreement (see further detail related to the New Credit Agreement at Note 11, “Debt”) issued to fund the purchase of Enodis.  The hedges were required to limit the company’s exposure to fluctuations in the underlying Great British Pound (GBP) purchase price of the Enodis shares which could have ultimately required additional funding capacity under the New Credit Agreement.  Subsequent to entering into the hedging transactions, the U.S. Dollar strengthened against the GBP which resulted in a significant change to the fair value of the underlying hedges.   Under the guidance of ASC Topic 815-10, “Derivatives and Hedging,” hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges were required to be recognized in the income statement.   For the year ended December 31, 2008, the loss on currency hedges related to the purchase of Enodis was $379.4 million.

Other income, net for the year ended December 31, 2008, was a loss of $3.0 million versus a gain of $9.8 million for the prior year.  The loss in 2008 was the result of other foreign currency losses of $14.0 million, offset by interest income of $11.0 million, which was higher than the 2007 interest income of $8.4 million due to higher cash balances throughout 2008 versus 2007.

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

The effective tax rate for the year ended December 31, 2008 was a benefit of 24.2% compared to expense of 28.0% for the year ended December 31, 2007.  The benefit in 2008 was the result of a significant decrease in U.S. pre-tax income, primarily as a result of the loss on purchase price currency hedges.  The effective tax rate in 2007 was lower than the statutory rate as a result of a foreign tax credit carryforward which was recognized during the second quarter of 2007 and an IRS audit settlement during the third quarter of 2007.  In addition, all periods were favorably affected, compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

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

For the year ended December 31, 2008, a net loss attributable to a noncontrolling interest of $1.9 million was recorded in relation to our 50% joint venture formed on March 6, 2008 with the shareholders of Tai’An Dongyue.  See further detail related to the joint venture at Note 3, “Acquisitions.”

Sales and Operating Earnings by Segment

Operating earnings reported below by segment include the impact of reductions due to restructurings and plant consolidation costs, whereas these expenses were separately identified in the Results of Consolidated Operations table above.

Cranes and Related Products Segment

	2009	2008	2007
Net sales	$2,285.0	$3,882.9	$3,245.7
Operating earnings	$145.0	$555.6	$470.5
Operating margin	6.3%	14.3%	14.5%

Year Ended December 31, 2009 Compared to 2008

Crane segment net sales for the year ended December 31, 2009 decreased 41.2% to $2.3 billion versus $3.9 billion for the year ended December 31, 2008.   Net sales for the year ended December 31, 2009 decreased over the prior year in all major geographic regions and in all product lines.  As of December 31, 2009, total Crane segment backlog was $572.7 million, a 70.6% decrease compared to the December 31, 2008 backlog of $1.9 billion and a 14.0% decrease versus the September 30, 2009 backlog of $666.3 million.  The Crane segment backlog stabilized and declined at a much slower pace during the fourth quarter as the trend in new orders, net of cancellations, continued to show improvement since late in 2008.

For the year ended December 31, 2009, the Crane segment reported operating earnings of $145.0 million compared to $555.6 million for the year ended December 31, 2008.  Operating earnings of the Crane segment were unfavorably affected by lower sales volumes, lower factory efficiencies and an unfavorable translation effect of foreign currency exchange rate changes partially offset by favorable reductions in ES&A expenses, favorable factory cost reductions and favorable pricing actions.  Operating margin for the year ended December 31, 2009 was 6.3% versus 14.3% for the year ended December 31, 2008.  The steep drop in sales volumes compared to the prior year was the primary contributor to the decline in operating margin in 2009 versus 2008.  This decline was partially offset by lower ES&A expenses of $229.4 million for the year ended December 31, 2009 which was $69.9 million lower than the $299.3 million of ES&A expenses for the year ended December 31, 2008.

In the fourth quarter of 2008, the company committed to a restructuring plan to better align the company’s resources with the global crane demand and recorded a $21.7 million restructuring expense associated with involuntary employee terminations and related costs in France and Portugal.  During 2009, as a result of the continued worldwide decline in Crane segment sales, the company recorded an additional $29.0 million in restructuring charges to further reduce the Crane segment cost structure in all regions.

Year Ended December 31, 2008 Compared to 2007

Crane segment net sales for the year ended December 31, 2008 increased 19.6% to $3.9 billion versus $3.2 billion for the year ended December 31, 2007.  Net sales for the year ended December 31, 2008 increased over the prior year in all of our major geographic regions.  The Crane segment benefited from a strong crane end-market demand during the first nine months of 2008 compared to the same period of 2007.  Due to the slowing world economy, the lower demand for cranes, especially for tower cranes, during the last 3 months of 2008 was lower than the same period in 2007.  From a product line standpoint, the sales increase was driven by increased volumes of crawler, tower and mobile hydraulic cranes worldwide, and increases in our aftermarket sales and service business, slightly offset by decreased sales of our boom truck cranes in North America due to the continued soft residential housing construction market. As of December 31, 2008, total Crane segment backlog was $1.9 billion, a 32.3% decrease as compared to the December 31, 2007 backlog of $2.9 billion and a 41.5% decrease versus the September 30, 2008 backlog of $3.3 billion.

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

To better align the company’s resources with the current demand in Europe the company committed to a restructuring plan in the fourth quarter of 2008 to reduce the cost structures of its French and Portuguese facilities.  The plan included workforce reductions of approximately 350 employees in France and 120 employees in Portugal.  During 2008, the company recorded $21.7 million in expense associated with involuntary employee terminations and related costs.

Foodservice Equipment Segment

	2009	2008	2007
Net sales	$1,497.6	$620.1	$438.3
Operating earnings	$174.3	$56.8	$61.3
Operating margin	11.6%	9.2%	14.0%

Year Ended December 31, 2009 Compared to 2008

Foodservice segment net sales increased 141.5% or $877.5 million to $1.5 billion for the year ended December 31, 2009 compared to $620.1 million for the year ended December 31, 2008.  The sales increase during 2009 was driven by $1.1 billion in net sales during 2009 from the businesses acquired in connection with the Enodis acquisition versus $179.1 million from the same businesses for the last two months of 2008 as a result of the Enodis acquisition at the end of October 2008.  Excluding the sales from the businesses acquired in connection with the Enodis acquisition, sales would have decreased by 20.5% for the year ended December 31, 2009 compared to the same period in 2008.  On an adjusted basis to include full year 2008 sales from the businesses acquired in connection with the Enodis acquisition, sales were lower by $311.6 million in 2009 as compared to 2008 due to the extended contraction of capital spending by the restaurant industry.  This revenue decline was also partially due to the negative impact of a stronger U.S. Dollar relative to the Euro and British Pound currencies of approximately $43.8 million.

For the year ended December 31, 2009, the Foodservice segment reported operating earnings of $174.3 million compared to $56.8 million for the year ended December 31, 2008.   The operating earnings increase was driven by the inclusion of $122.8 million during 2009 from the businesses acquired in connection with the Enodis acquisition versus the operating earnings loss of $3.7 million from the same businesses during the last two months of 2008.  Operating earnings in 2009 for the legacy Manitowoc Foodservice businesses, as compared to 2008, were lower by $9.7 million.  On an adjusted basis, operating earnings were higher by $5.5 million in 2009 as compared to 2008 primarily due to the effective implementation of cost control measures and the realization of synergies from the integration of the businesses acquired in connection with the Enodis acquisition.

Year Ended December 31, 2008 Compared to 2007

Foodservice segment net sales increased 41.5% or $181.8 million to $620.1 million for the year ended December 31, 2008 as compared to $438.3 million for the year ended December 31, 2007.  The sales increase during 2008 was driven by $179.1 million in net sales from the businesses acquired in connection with the Enodis acquisition since October 27, 2008.  Excluding the sales from the businesses acquired in connection with the Enodis acquisition, sales would have only increased by $2.7 million for the year ended December 31, 2008 compared to the same period last year.  This increase was the result of price increases and a favorable currency exchange rate impact.  By region, strong sales in the Asia markets and slightly higher sales in Europe more than offset weaker sales in North America.

For the year ended December 31, 2008, the Foodservice segment reported operating earnings of $56.8 million compared to $61.3 million for the year ended December 31, 2007.   The operating earnings decrease was mainly due to the operating earnings loss of $3.7 million from the businesses acquired in connection with the Enodis acquisition as a result of a $9.5 million inventory step-up purchase accounting adjustment recorded in the opening balance sheet and subsequently recognized as a charge to earnings for the quarter.  Operating earnings in 2008 for the legacy Manitowoc Foodservice businesses, as compared to 2007, were lower by $0.8 million.  This decrease was due to higher material costs and lower volume of higher margin ice products mainly offset by appropriate pricing initiatives and product cost takeouts.

General Corporate Expenses

	2009	2008	2007
Net sales	$3,782.6	$4,503.0	$3,684.0
Corporate expenses	$44.4	$51.7	$48.2
% of Net sales	1.2%	1.1%	1.3%

Year Ended December 31, 2009 Compared to 2008

Corporate expenses decreased $7.3 million to $44.4 million in 2009 compared to $51.7 million in 2008.  The decrease was primarily due to lower employee related costs, health care costs, and reduction of professional expenses.

Year Ended December 31, 2008 Compared to 2007

Corporate expenses increased $3.5 million to $51.7 million in 2008 compared to $48.2 million in 2007.  The increase was primarily due to higher employee related costs, health care costs, and other professional expenses.

Market Conditions and Outlook

In 2010, we plan to continue to strengthen our two business segments: Cranes and Related Products and Foodservice Equipment.   We move into 2010 with a highly skilled and talented workforce, complemented by formidable competitive positions in our industries.  We will also continue to optimize our diverse global manufacturing base and invest in rapidly growing emerging markets.  Although the early signs of improving global economies are bolstering our outlook, we remain cautious in our outlook for 2010 and we believe we are prepared to adjust to the trends in our end markets.  We believe that we have demonstrated that we can quickly adapt to a changing economy, and have shown flexibility as well as iniative in managing through the cyclicality of our Crane markets, which should position our company for future growth opportunities when our end markets recover.

Looking ahead to 2010, we expect Foodservice segment revenues to improve modestly and operating margins to continue their solid improvement.  We believe that a year-over-year percentage decline in Crane segment revenues will be significantly lower than the decline in 2009.  We also expect Crane segment revenues in the first half of 2010 will be significantly lower than those in the first half of 2009; however, we expect Crane segment revenue gains in the second half of 2010 versus the second half of 2009.  Additionally, we anticipate that operating margins in our Crane segment will track above the 3.5% trough margin that we experienced in 2003.  Other financial expectations include capital expenditures of approximately $50 million, depreciation and amortization of approximately $145 million and debt reduction of at least $200 million.

Cranes and Related Products - Our Crane segment is beginning to see signs of recovery in crane demand especially in emerging markets in Asia, Latin America, Africa and the Middle East.  In addition, in December 2009, we saw signs of demand improvement in some mature markets such as Germany and Australia.  As a result, for the first time in more than a year, we had a month-to-month increase in our backlog from $547.5 million in November to $572.7 million in December.

We have taken advantage of the recession to increase our efforts in innovation and to implement our product and manufacturing innovations globally.  We are expanding Lean Six Sigma concepts in all manufacturing locations worldwide, and have implemented several initiatives to further improve our efforts in product reliability and customer satisfaction.  We have also initiated a worldwide supplier development program to help reduce costs and improve quality.  Our partnership efforts with a variety of suppliers to produce and source operator cabs and boom channel fabrications are good examples of this collaboration.

Looking ahead, we see opportunities driven by major global trends, such as the need for improving infrastructure as well as energy and power generation. This includes significant growth in wind-energy projects in many parts of the world.  We enjoy a strong position in these industries in both the mature and emerging markets.  We also continue to see demand for our industry leading product support services.  Our Crane Care business is not only a key differentiator for Manitowoc, but it is also especially important to our customers during an economic downturn when there is an intensified focus on minimizing total cost-of-ownership.

Our backlog as of December 31, 2009 is much lower than it was at the beginning of 2009.  Therefore, we expect additional revenue decline in 2010, but it is expected to be at a significantly lower percentage decline than experienced in 2009.  If present trends continue, we believe we will begin to realize sequential quarterly revenue growth as we proceed through the year.

Making these forecasts is extremely challenging due to mixed views from nearly every trade association and industry economist that we follow.  For example, the Association of Equipment Manufacturers believes that the U.S. construction machinery business will increase 5% in 2010.  Conversely, the U.S. Department of Commerce is forecasting that construction put-in-place for 2010 will decline by 2%.  From an international perspective, Global Insight, a provider of global economic and financial analysis, forecasting and market intelligence, believes the world’s total construction will grow by less than 0.5% in 2010.

In light of these differing forecasts, we are maintaining as much operational flexibility as possible.  This includes tight controls on inventory, ES&A expenses and manufacturing costs, and a clear focus on the bottom line and cash.  We believe that we will continue to generate positive cash flows from working capital in 2010.  For 2010, our top five priorities in our Crane segment are the following:

continuing to build on our strong market share position in emerging markets across most product lines; developing our distribution network in India and China; maintaining our global efforts on innovation and product development; maintaining a balance between lean inventory and being able to respond to the short lead-time expectations of our customers; and finally, leveraging our large installed base to maximize aftermarket revenue opportunities.

From a longer-term perspective, we believe we are among the world’s leading sources of lifting solutions, with what we believe to be the most recognized brands and the broadest manufacturing and support footprint in the industry.  Globally, we expect a sustained demand for modern infrastructure and energy, and we are well-positioned to support these end markets anywhere in the world.  We have a resilient business, with loyal customers and a large installed base complemented by the best and most experienced workforce in the industry.  As a result, we expect to not only weather the current downturn, but at the same time to prepare for the next up-cycle when growth returns to the world’s economies.

Foodservice Equipment - Our Foodservice segment entered 2010 in a strong position.  With the acquisition of Enodis, we are a leading player in the global foodservice equipment industry.  Our customers include many of the fastest-growing and most-innovative foodservice companies in the world.  They come to us for innovations that allow them to improve their menus, enhance their operations and reduce their costs.  We serve customers in more than 100 countries and we will continue to expand and support our customers wherever they grow.  Our integrated manufacturing operations, service sites and sales offices work together to assist customers worldwide, whether these customers are local businesses or global companies.

The integration of the businesses acquired in connection with the Enodis acquisition is well underway, yet we believe we are continuing to identify and accelerate additional synergies, both in terms of revenue opportunities and expense savings.  Even as we are focused on maximizing these costs savings, we are also continuing to invest in people, products and processes.  A good example is the completion of an innovative and easy-to-operate blended beverage machine for one of the world’s leading QSR chains.  We anticipate that we will deliver and install thousands of these units in 2010.  We have also launched numerous energy saving and sustainability initiatives in Foodservice to help our customers.  Because we can help our customers operate more profitably and deliver innovative food product solutions they appear to be willing to invest in our products, even during recessionary economic conditions.

According to the National Restaurant Association, it appears that 2010 will be a year of transition and improvement as U.S. restaurant industry sales are forecast to decline 0.1% (adjusted for inflation) to $580 billion in 2010.  Despite two consecutive years of unprecedented contraction during 2008 and 2009, restaurant operators are increasing their investments in new menu items, new locations, remodeling programs, and sustainability initiatives.  Such investments, while still cautious, create opportunities for additional and innovative kitchen equipment that enhance operator profitability.

The 2010 U.S. National Restaurant Association recently reported that approximately 40% of all quick-service operators plan to make capital expenditures in the first half of 2010.  A leading QSR chain recently announced plans to increase capital expenditures by 14% in 2010, building more than 1,000 new stores and remodeling approximately 2,300 more.  Planet Retail, which tracks the global foodservice and food retail industries, forecasts continued global growth in facilities and sales in both industries for 2010 and beyond.

Our strong position in these categories gives us significant opportunities to grow along with our customers.  Not only do we aim to be their supplier of choice, but also their innovator of choice.  Our customers are constantly looking for ways to innovate their menus, and we are at the forefront of that innovation.  As validation of those relationships, Frymaster, Garland, and Lincoln received Kitchen Innovation Awards from the National Restaurant Association in 2009, while Cleveland, Delfield, Frymaster, Lincoln and Manitowoc were recognized as Best In Class by Foodservice Equipment and Supplies magazine in their respective categories.

Finally, our Foodservice equipment brands are well-positioned leaders that span virtually all major commercial foodservice equipment categories. Our team is remarkably passionate about the combined businesses and the opportunities that our market position and global capabilities provide us.  For 2010, our priority is to continue the work of integrating our Foodservice equipment organization, realizing synergies from the combination, and to continue to build an industry-leading business for the long-term.

Liquidity and Capital Resources

Cash flow from operations during 2009 was $338.6 million compared to $309.0 million in 2008.  We applied a portion of this cash flow in 2009 to capital spending and dividends with the majority of this cash flow used to repay debt.  We had $105.8 million in cash and cash equivalents on-hand at December 31, 2009 versus $173.0 million on-hand at December 31, 2008.

Cash flow from operating activities during 2009 was negatively affected by weaker operating earnings from continuing operations of $188.8 million, after adjusting for goodwill and intangible asset impairments of $700.0 million, as compared to $519.8 million of operating earnings from continuing operations in 2008.  However, as a result of significant reductions in working capital during 2009, the company was able to surpass 2008 cash flow from operations by $29.6 million.  The primary contributors to the reductions in working capital were a decrease in inventory levels of $349.4 million and a decrease in accounts receivable levels of $301.6 million.  Partially offsetting these favorable reductions were reductions in accounts payable levels of $307.9 million, employee related accruals of $76.8 million, miscellaneous accruals of $50.0 million and a $70.0 million settlement payment made in the first half of 2009 related to a settlement of a long-standing, non-operational legal matter assumed in connection with the Enodis acquisition.  See further detail related to the legal settlement at Note 17, “Contingencies and Significant Estimates.”  The decreases in inventory and receivable levels are related to the lower sales of our Crane products while the decrease in accounts payable is attributable to the lower levels of inventory.

Cash flows from investing activities in 2009 consisted primarily of cash provided from the sale of the Enodis ice businesses of $149.2 million partially offset by cash used for capital expenditures of $72.5 million.  Net cash used for investing activities in 2008 was $2.4 billion and was primarily the result of our acquisition of Enodis for $2,060.8 million and the related $379.4 million settlement of hedges implemented to reduce the currency risk of the Great British Pound purchase price.  In addition, the company received $118.5 million from the sale of its Marine segment and used cash for capital expenditures of $150.3 million in 2008.

Cash flows used for financing activities consisted primarily of the paydown of debt in 2009 of $474.5 million.  In 2008, cash flows provided from financing activities consisted primarily of proceeds from the issuance of long-term debt to effect the Enodis acquisition.  Financing activities resulted in a net source of cash of $1.9 billion during 2008 compared to a use of cash of $507.4 million in 2009.

On October 27, 2008, we completed our acquisition of Enodis, a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The $2.7 billion acquisition, inclusive of the purchase of outstanding shares and rights to shares, acquired debt, the settlement of hedges related to the acquisition and transaction fees, was the largest and most recent acquisition for the company and has established Manitowoc among the world’s top manufacturers of commercial foodservice equipment. With this acquisition, our Foodservice equipment capabilities now span refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies, and allow us to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  See further detail related to the acquisition at Note 3, “Acquisitions.”

In April 2008, in order to fund the Enodis acquisition, the company entered into the New Credit Agreement.  The New Credit Agreement became effective November 6, 2008 and includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.

In connection with its New Credit Agreement in 2008, the company incurred $118.3 million in debt issuance costs.  The cash flow impact of these fees, which totaled $90.8 million, is included in cash flow used for financing activities in the Consolidated Statement of Cash Flows for the year ending December 31, 2008. The non-cash portion of these fees was the result of original issue discount on the Term Loan B portion of the New Credit Facility.

In June 2009, the company entered into Amendment No. 2 (the June 2009 Amendment) to the New Credit Agreement to provide relief under its consolidated total leverage ratio and consolidated interest coverage ratio financial covenants.  This June 2009 Amendment was obtained to avoid a potential financial covenant violation at the end of the second quarter of 2009 as a result of lower demand for certain of the company’s products due to continued weakness in the global economy and tight credit markets.  Terms of the June 2009 Amendment included an increase in the margin on London Interbank Offered Rate (LIBOR) and Alternative Borrowing Rate (ABR) loans of between 150 and 175 basis points, depending on the consolidated total leverage ratio. Also, one additional interest rate pricing level was added for each loan facility above a certain leverage amount.

The New Credit Agreement, as amended through December 31, 2009, contained financial covenants whereby the ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the New Credit Agreement to (b) consolidated interest expense, each for the most recent four fiscal quarters (Consolidated Interest Coverage Ratio) and the ratio of (c) consolidated indebtedness to (d) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Total Leverage Ratio), at all times were updated to new limits as agreed with the company’s lenders.

In addition, the June 2009 Amendment added a financial covenant whereby a ratio of (e) consolidated senior secured indebtedness to (f) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Senior Secured Indebtedness Ratio), beginning with the fiscal quarter ending June 30, 2011, was established with certain defined limits as agreed with the company’s lenders.

The June 2009 Amendment also reduced or eliminated certain options to increase the borrowing capacity of the revolving facility or Term Loan A.  Additionally, the June 2009 Amendment placed certain limitations on capital expenditures, restricted payments and acquisitions per calendar year depending on the Consolidated Total Leverage Ratio.  The New Credit Agreement, as amended, also continued to contain customary representations and warranties and events of default.

The company accounted for the Amendment under the provisions of ASC Topic 470-50, “Modifications and Extinguishments.”  As the present value of the cash flows both prior to and after the Amendment was not substantially different, fees of $17.0 million paid by the company to the parties to the New Credit Agreement were capitalized in connection with the Amendment and along with the existing unamortized debt fees, will be amortized over the remaining term of the New Credit Agreement using the effective interest method.  Furthermore, in accordance with ASC Topic 470-50, costs incurred with third parties of $0.3 million were expensed as incurred.

On December 3l, 2009, the company also had outstanding $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013). The Senior Notes due 2013 are unsecured senior obligations. Our New Credit Facility ranks equally with the Senior Notes due 2013, except that the New Credit Facility is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries. The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 23, “Subsidiary Guarantors of Senior Notes due 2013”). Interest on the Senior Notes due

2013 is payable semiannually in May and November each year. The Senior Notes due 2013 can be redeemed by the company in whole or in part for a premium on or after November 1, 2008. The following would be the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Notes due 2013 during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2010	101.188%
2011 and thereafter	100.000%

The company’s Senior Notes due 2013 (Senior Notes due 2013) also contain customary affirmative and negative covenants.  These covenants also limit, among other things, our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

As of December 31, 2009, the company had outstanding $58.9 million of indebtedness that has a weighted-average interest rate of approximately 6.1%. This debt includes outstanding overdraft balances and capital lease obligations in our Asia-Pacific and European regions.

As of December 31, 2009, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended, and the Senior Notes due 2013. Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of December 31, 2009 our Consolidated Total Leverage Ratio was 5.85:1, below the maximum ratio of 7:125:1 and our Consolidated Interest Coverage Ratio was 2:29:1, above the minimum ratio of 1.875:1.

As a result of the June 2009 Amendment of the New Credit Agreement, the company terminated the Term Loan A interest rate swap entered into in January 2009 resulting in a realized gain of $2.0 million and entered into a new interest rate swap related to Term Loan A.   In accordance with ASC Topic 815-10, the realized gain will be amortized as an adjustment to interest expense over the life of the original January Term Loan A swap. The Amended Term Loan A swap transaction is fixed to the 3 month LIBOR interest rate for 50 percent of the notional amount of debt.  The Term Loan B swap transaction is fixed to the 1 month LIBOR with a 3 percent floor for 50 percent of the notional amount of debt.  In June 2009 $449.4 million of Term Loan A was fixed at 2.50% plus a 450 basis point spread, which equals 7.00% and $600.0 million of Term Loan B was fixed at 3.64% rate plus a 450 basis point spread, which equals 8.14%.  Both interest rate hedges for the Term Loan A and Term Loan B are amortizing swaps that have an aggregate weighted average life of three years.  The remaining unhedged portions of the Term Loans A and B continue to bear interest at a variable interest rate plus the applicable spread according to the New Credit Agreement, as amended.  As of December 31, 2009 total notional amounts equal to $336.4 million and $648.0 million of fixed rate hedges were outstanding on Term Loans A and B, respectively.

Prior to November 6, 2008, the company borrowed from its $300.0 million Amended and Restated Credit Agreement, dated as of December 14, 2006.

On January 21, 2010, the company entered into an amendment (January 2010 Amendment) to the New Credit Agreement.  The January 2010 Amendment, among other things, amends the definition of Consolidated Earnings Before Interest and Taxes (EBIT) to provide add-backs for certain additional cash restructuring charges, and amends certain financial ratios that the company is required to maintain.

The January 2010 Amendment contains financial covenants whereby the ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the New Credit Agreement to (b) consolidated interest expense, each for the most recent four fiscal quarters (Consolidated Interest Coverage Ratio) and the ratio of (c) consolidated indebtedness to (d) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Total Leverage Ratio), at all times must each meet the amended limits listed below:

Fiscal Quarter Ending:	Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio
	(less than)	(greater than)
March 31, 2010	7.80:1	1.75:1
June 30, 2010	7.80:1	1.75:1
September 30, 2010	7.25:1	1.80:1
December 31, 2010	6.625:1	1.85:1
March 31, 2011	6.50:1	2.00:1
June 30, 2011	6.375:1	2.00:1
September 30, 2011	6.250:1	2.125:1
December 31, 2011	5.75:1	2.25:1
March 31, 2012	5.75:1	2.375:1
June 30, 2012	5.25:1	2.50:1
September 30, 2012	4.75:1	2.50:1
December 31, 2012	4.50:1	2.75:1
March 31, 2013	4.50:1	2.75:1
June 30, 2013	4.25:1	3.00:1
September 30, 2013	3.75:1	3.00:1
December 31, 2013 and thereafter	3.50:1	3.00:1

In addition, the January 2010 Amendment amended the financial covenant whereby the ratio of (e) consolidated senior secured indebtedness to (f) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Senior Secured Indebtedness Ratio), beginning with the fiscal quarter ending December 31, 2010, must meet certain defined limits listed below:

Fiscal quarter ending:	Consolidated Senior Secured Leverage Ratio
(less than)
December 31, 2010	5.00:1
March 31, 2011	5.00:1
June 30, 2011	5.00:1
September 30, 2011	5.00:1
December 31, 2011	4.25:1
March 31, 2012	4.25:1
June 30, 2012	4.00:1
September 30, 2012	3.75:1
December 31, 2012	3.50:1
March 31, 2013	3.25:1
June 30, 2013	3.25:1
September 30, 2013	3.25:1
December 31, 2013 and thereafter	3.00:1

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings, Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash transaction was approximately $120 million. The company used the cash proceeds, net of a preliminary working capital adjustment, to partially pay down the balance on the Term Loan X of approximately $118.5 million.  On May 15, 2009 the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.  The company used the after-tax net proceeds of approximately $150 million to reduce the balance on Term Loan X.  On December 16, 2009, the company paid off the remaining balance on Term Loan X.

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as cash collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and consolidated total leverage ratio.  On June 29, 2009, the company entered into Amendment No. 4 to the Amended and Restated Receivables Purchase Agreement (Receivables Purchase Agreement) to align the included financial covenant ratios with those of the New Credit Agreement, as amended. As of December 31, 2009, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Receivables Purchase Agreement.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segment businesses.  On September 28, 2009, the company entered into Amendment No. 5 to the Amended and Restated Receivables Purchase Agreement whereby the company modified its securitization program to, among other things, increase the capacity of the program from $105.0 million to $125.0 million and to add two additional businesses under the program.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $68.5 million at December 31, 2009 versus $105.0 million sold to the Purchaser at December 31, 2008.

On December 17, 2009 and December 31, 2009, respectively, the company entered into Amendments No. 6 and 7 to the Receivables Purchase Agreement whereby the company modified the program to, among other things, add two additional businesses and amend certain defined terms to update the program for changes to the company’s legal structure.

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

We spent a total of $72.5 million during 2009 for capital expenditures.  We continued to fund capital expenditures to improve the cost structure of our business, invest in new processes, products and technology, to maintain high-quality production standards and to complete certain production capacity expansion.  The following table summarizes 2009 capital expenditures and depreciation by segment.

	Capital Expenditures	Depreciation
Cranes and Related Products	$51.5	$55.3
Foodservice Equipment	18.4	33.5
Corporate	2.6	2.8
Total	$72.5	$91.6

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

During the years ended December 31, 2009, 2008 and 2007, we sold $6.1 million, $3.7 million and $14.2 million, respectively, of our long term notes receivable to third party financing companies. We guarantee varying percentages, up to 100%, of collection of the notes to the financing companies.   We have accounted for the sales of the notes as a financing of receivables.  The receivables remain on our Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and we have recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as a financing activity in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2009, 2008 and 2007, the customers paid $11.5 million, $7.5 million and $18.5 million, respectively, of the notes to the third party financing companies.  As of December 31, 2009, 2008 and 2007, the outstanding balance of the notes receivable guaranteed by us was $9.0 million, $14.5 million and $18.2 million, respectively.

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

The revolving credit facility under our New Credit Agreement or other future facilities may be used for working capital requirements, capital expenditures, funding future acquisitions, and other investing and financing needs.  We believe that our available cash, revolving credit facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund our capital and debt financing requirements for the foreseeable future.

On February 3, 2010, in accordance with its previously announced intentions, the company entered into an Underwriting Agreement with J.P. Morgan Securities Inc. as representative of the several underwriters, pursuant to which the company agreed to sell, and the underwriters agreed to purchase $400,000,000 of the company’s 9.50% Senior Notes due 2018 to be guaranteed by guarantors in a public offering which closed on February 8, 2010.  Refer to Note 26, “Subsequent Events,” for additional information.

Our liquidity positions as of December 31, 2009 and 2008 are as follows:

	2009	2008
Cash and cash equivalents	$108.4	$175.6
Revolver borrowing capacity	400.0	383.0
Less: outstanding letters of credit	(43.6)	(68.3)
Total liquidity	$464.8	$490.3

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.     Our New Credit Agreement requires us to comply with certain financial ratios and tests to comply with the terms of the agreement. We were in compliance with these covenants as of December 31, 2009, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the New Credit Agreement. Further, such acceleration would constitute an event of default under the indentures governing our Senior Notes due 2013 and Senior Notes due 2018 and could trigger cross default provisions in other agreements.

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

C.      Factors specific to us and our markets that we expect to be given significant weight in the determination of our credit rating or will otherwise affect our ability to raise short-term and long-term financing .. We do not presently believe that events covered by the risk factors applicable to our business could materially affect our credit ratings or could adversely affect our ability to raise short-term or long-term financing.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•         We have disclosed in Note 18 to the Consolidated Financial Statements our buyback and residual value guaranty commitments.

•         We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 21 to the Consolidated Financial Statements and in the table below.

•         We have disclosed our accounts receivable securitization arrangement in Note 12 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2009 is as follows:

	Total Committed	2010	2011	2012	2013	2014	Thereafter
Debt	$2,149.3	$139.9	$165.4	$164.3	$673.1	$1,006.6	$—
Capital leases	23.1	5.0	4.1	3.4	4.5	3.0	3.1
Operating leases	196.1	43.6	35.8	28.2	25.0	17.6	45.9
Total committed	$2,368.5	$188.5	$205.3	$195.9	$702.6	$1,027.2	$49.0

•   There were no significant purchase obligation commitments at December 31, 2009.

•   The table above does not include interest payments.

•   Unrecognized tax liabilities totaling $42.3 million as of December 31, 2009, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13 to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740.

At December 31, 2009, we had outstanding letters of credit that totaled $43.6 million.  We also had buyback commitments and residual value guarantees outstanding, that if all were satisfied in full at December 31, 2009, the total cash cost to us would be $80.6 million.  This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of collateral.

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

In 2009, cash contributions by us to all pension plans were $4.1 million, and we estimate that our pension plan contributions will be approximately $6.3 million in 2010.

Financial Risk Management

We are exposed to market risks from changes in interest rates, commodities, and changes in foreign currency exchange rates.  To reduce these risks, we selectively use derivative financial instruments and other proactive management techniques.  We have written policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes.  The use of financial instruments for trading purposes or speculation is strictly prohibited.

For a more detailed discussion of our accounting policies and the financial instruments that we use, please refer to Note 2, “Summary of Significant Accounting Policies,” and Note 11, “Debt,” to the Consolidated Financial Statements.

Interest Rate Risk

As a result of the June 2009 Amendment of the New Credit Agreement, the company terminated the Term Loan A interest rate swap entered into in January 2009 resulting in a realized gain of $2.0 million and entered into a new interest rate swap related to Term Loan A.   In accordance with ASC Topic 815-10, the realized gain will be amortized as an adjustment to interest expense over the life of the original January Term Loan A swap. The Amended Term Loan A swap transaction is fixed to the 3 month LIBOR interest rate for 50 percent of the notional amount.  The Term Loan B swap transaction is fixed to the 1 month LIBOR with a 3 percent floor for 50 percent of the notional amount.  In June 2009 $449.4 million of Term Loan A was fixed at 2.50% plus a 450 basis point spread, which equals 7.00% and $600.0 million of Term Loan B was fixed at 3.64% rate plus a 450 basis point spread, which equals 8.14%.  Both interest rate hedges for the Term Loan A and Term Loan B are amortizing swaps that have an aggregate weighted average life of three years.  The remaining unhedged portions of the Term Loans A and B continue to bear interest at a variable interest rate plus the applicable spread according to the New Credit Agreement, as amended.  As of December 31, 2009 total notional amounts equal to $336.4 million and $648.0 million of fixed rate hedges were outstanding on Term Loans A and B, respectively.

Commodity Prices

We are exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products.  Each of our business segments is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized across business segments, and others are specific to a business segment or business unit. In addition to the regular negotiations of material prices with certain vendors, during 2009 we entered into certain commodity hedges that fix the price of certain of our key commodities utilized in the production of our Foodservice product offerings.  At December 31, 2009, $0.9 million (net of tax of $0.5 million) of unrealized losses due to commodity hedging positions remain deferred in accumulated other comprehensive income and will be realized as a component of cost of sales over the next 12 months.

Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 51% of our total sales for 2009, with the largest percentage (43%) being sales into various European countries.

Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on nonfunctional currency denominated receivables and payables.  Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged.  The maturities of these forward exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow.  The hedges of anticipated transactions are designated as cash flow hedges and the hedges of accounts receivable and accounts payable are designated as fair value hedges under the guidance of ASC Topic 815-10, “Derivatives and Hedging”.  At December 31, 2009, we had outstanding forward exchange contracts hedging anticipated transactions and future settlements of outstanding accounts receivable and accounts payable with an aggregate fair market value of a liability of $4.0 million.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2009 for fair value hedges would not have a significant impact on our Consolidated Statements of Operations as any gains or losses under the foreign exchange contracts hedging accounts receivable or payable balances would be offset by equal gains or losses on the underlying receivables or payables.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2009 for cash flow hedges would not have a significant impact on the date of settlement due to the insignificant amounts of such hedges.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end.  Results of operations are translated into U.S. dollars at an average exchange rate for the period.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive income at December 31, 2009 is $86.6 million.

Environmental, Health, Safety, and Other Matters

Please refer to Item 8, Financial Statements and Supplementary Data, Note 17 to the Consolidated Financial Statements where we have disclosed our Environmental, Health, Safety, Contingencies and other Matters.

Critical Accounting Policies

The Consolidated Financial Statements include the accounts of the company and all its subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes.  In preparing these Consolidated Financial Statements, we have made our best estimates and judgments of certain amounts included in the Consolidated Financial Statements giving due consideration to materiality.  We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Although we have listed a number of accounting policies below which we believe to be most critical, we also believe that all of our accounting policies are important to the reader.  Therefore, please refer also to the Notes to the Consolidated Financial Statements for more detailed description of these and other accounting policies of the company.

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

Allowance for Doubtful Accounts— Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on pre-established percentages to specific aging categories which are subject to change if experience improves or deteriorates.  Due to overall market conditions and deterioration in the credit markets, we have experienced a change in collection patterns but we have not experienced significant defaults on customer payments.

Inventories and Related Reserve for Obsolete and Excess Inventory— Inventories are valued at the lower of cost or market using both the first-in, first-out (FIFO) method and the last-in, first-out (LIFO) method and are reduced by a reserve for excess and obsolete inventories.  The estimated reserve is based upon specific identification of excess or obsolete inventories together with a general provision based on pre-established percentages applied to specific aging categories of inventory.  These categories are evaluated based upon historical usage, estimated future usage, and sales requiring the inventory.  These percentages were established based upon historical write-off experience and are subject to change if experience improves or deteriorates.

Goodwill, Other Intangible Assets and Other Long-Lived Assets— The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is no longer amortized; however, the company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; Foodservice Asia; and Foodservice Retail, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

During the first quarter of 2009, the company’s stock price continued to decline as global market conditions remained depressed, the credit markets did not improve and the performance of the company’s Crane and Foodservice segments was below the company’s expectations.  In connection with a reforecast of expected 2009 financial results completed in early April 2009, the company determined the foregoing circumstances to be indicators of potential impairment under the guidance of ASC Topic 350-10. Therefore, the company performed the required initial (“Step One”) impairment test for each of the company’s operating units as of March 31, 2009.  The company re-performed its established method of present-valuing future cash flows, taking into account the company’s updated projections, to determine the fair value of the reporting units.   The determination of fair value of the reporting units requires the company to make significant estimates and assumptions. The fair value measurements (for both goodwill and indefinite-lived intangible assets) are considered Level 3 within the fair value hierarchy. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. The company evaluated the significant assumptions used to determine the fair value of each reporting unit, both individually and in the aggregate, and concluded they were reasonable.

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

In June 2009, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets at June 30, 2009 and based on those results the company determined no additional impairment had occurred subsequent to the impairment charges recorded in the first quarter of 2009.  The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.

The company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets carrying amount may not be recoverable.  The company conducts its long-lived asset impairment analyses in accordance with ASC Topic 360-10-5, “Property, Plant, and Equipment.”  ASC Topic 360-10-5 requires the company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows. At March 31, 2009, in conjunction with the preparation of its financial statements, the company concluded triggering events occurred requiring an evaluation of the impairment of its long-lived assets due to continued weakness in global market conditions, tight credit markets and the performance of the Crane and Foodservice segments. This analysis did not indicate the long-lived assets were impaired.

In addition, we completed the acquisition of Enodis during the fourth quarter of 2008.  As a result of this acquisition, we have recorded an additional $1.3 billion of goodwill within our Foodservice segment although a portion of goodwill within the Foodservice segment was written off in 2009 as discussed above.  The purchase price we paid for Enodis was based on our projections of future operating profits and the expected synergies we believe we can derive from cost savings and revenue enhancements.  However, we cannot be assured that the intended beneficial effect from this acquisition will be realized, particularly given the current difficult market conditions.  Consequently, a further impairment charge may be required in a future period if operating results are below our projections.

In order to comply with the agreements with the European Commission and the United States Department of Justice we initiated a multiple step process to divest of the required businesses during the fourth quarter of 2008.    As part of our requirement to divest of these businesses, we obtained preliminary purchase offers from several potential buyers.  As we continued with the sales process throughout January and February of 2009 and preliminary purchase offers were rescinded or significantly reduced, it became apparent that the carrying value of the businesses at December 31, 2008 exceeded their fair value. We therefore considered the guidance in ASC Topic 360-10-5 and recognized a non-cash charge of $175.0 million to adjust the carrying amount of the businesses to be divested in the Consolidated Statements of Operations in earnings from discontinued operations at December 31, 2008.  This charge reduced the carrying amount of the businesses to be divested to our revised estimated fair value, less costs to sell.  In the first quarter of 2009, we further reduced the carrying value by $28.8 million through a non-cash impairment charge recorded in the Consolidated Statement of Operations in earnings from discontinued operations.  The businesses were sold in May 2009.

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

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods.  We have developed the assumptions with the assistance of our independent actuaries and other relevant sources, and we believe that the assumptions used are reasonable; however, changes in these assumptions could impact the company’s financial position, results of operations or cash flows.  Refer to Note 20, “Employee Benefit Plans,” for a summary of the impact of a 0.50% change in the discount rate and rate of return on plan assets and a 1% change on health care trend rates would have on our financial statements.

Product Liability— We are subject in the normal course of business to product liability lawsuits.  To the extent permitted under applicable laws, our exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits.  We record product liability reserves for our self-insured portion of any pending or threatened product liability actions.  Our reserve is based upon two estimates.  First, we track the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon our best judgment and the advice of legal counsel.  These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, we determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as IBNR).  This analysis is performed at least twice annually.  We have established a position within the actuarially determined range, which we believe is the best estimate of the IBNR liability.

Income Taxes —We account for income taxes under the guidance of ASC Topic 740-10, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We record a valuation allowance that represents a reserve on deferred tax assets for which utilization is not more likely than not.  Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets.  The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated.  Our policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States.  Accordingly, we do not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.

We measure and record income tax contingency accruals under the guidance of ASC Topic 740-10.  We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

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

Warranties— In the normal course of business, we provide our customers warranties covering workmanship, and in some cases materials, on products manufactured by us.  Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with our warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing such defective product.  We provide for an estimate of costs that may be incurred under our warranty at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect our warranty liability include the number of shipped units and historical and anticipated rates or warranty claims.  As these factors are impacted by actual experience and future expectations, we assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.

Restructuring Charges— Restructuring charges for exit and disposal activities are recognized when the liability is incurred.  The company accounts for restructuring charges under the guidance of ASC Topic 420-10, “Exit or Disposal Cost Obligations.”  The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.

Recent Accounting Changes and Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” codified in ASC Topic 605.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010, with early application permitted. The company is currently evaluating the impact that adoption of this guidance will have on the determination or reporting of the company’s financial results.

In June 2009, the FASB issued new guidance codified in ASC Topic 105, which establishes the FASB Accounting Standards Codification (“Codification”) to become the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in ASC 105.  All other accounting literature not included in the Codification is nonauthoritative.  This guidance is effective for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have a significant impact on the determination or reporting of the company’s financial results.

In June 2009, the FASB issued new guidance codified primarily in ASC Topic 810, “Consolidation.”  This guidance is related to the consolidation rules applicable to variable interest entities.  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities and is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  The company is currently evaluating the impact that the adoption of this guidance will have on the determination or reporting of its financial results.

In June 2009, the FASB issued guidance related to the accounting for transfers of financial assets codified primarily in ASC Topic 860, “Transfers and Servicing.” This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASC Topic 860 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets. This Topic is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010. The company is currently evaluating the impact that the adoption of ASC Topic 860 will have on the reporting of its financial results.

In May 2009, the FASB issued new guidance codified primarily in ASC Topic 855, “Subsequent Events.”  This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note 26, “Subsequent Events” for the required disclosures in accordance with ASC 855.

In April 2009, the FASB issued new guidance codified primarily in ASC Topic 825, “Financial Instruments.”  This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note 5, “Fair Value of Financial Instruments”  for the disclosures required in accordance with this guidance.

In April 2008, the FASB issued new guidance which is codified primarily in ASC Topic 805, “Business Combinations.”  This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from ASC 805.  This guidance also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by ASC 450. This guidance was adopted effective January 1, 2009.  There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2008, the FASB issued new guidance which is codified primarily in ASC Topic 715, “Compensation — Retirement Benefits.”  This guidance is related to an employer’s disclosures about the type of plan assets held in a defined benefit pension or other postretirement plan.  This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued additional guidance ASC Topic 805, “Business Combinations”, which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance also requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  ASC Topic 805 also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this guidance on January 1, 2009 did not have a significant impact on the consolidated financial statements.

In December 2007, the FASB issued guidance related to noncontrolling interests later codified under ASC Topic 810, “Consolidation.” This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC Topic 810 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, ASC Topic 810 provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. ASC Topic 810 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of the noncontrolling interest guidance did not have a significant impact on the determination or reporting of company’s financial results.

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

Crane—cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; unanticipated changes in global demand for high-capacity lifting equipment; changes in demand for lifting equipment in emerging economies; the replacement cycle of technologically obsolete cranes; and demand for used equipment.

Foodservice—weather; consolidation within the restaurant and foodservice equipment industries; global expansion of customers; commercial ice-cube machine and other foodservice equipment replacement cycles in the United States and other mature markets; unanticipated issues associated with refresh/renovation plans by national restaurant accounts and global chains; specialty foodservice market growth; growth in demand for foodservice equipment by customers in emerging markets; demand for QSR chains and kiosks; future strength of the beverage industry;

the ability to appropriately and timely integrate the acquisition of Enodis; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies and the anticipated timing to realize those savings, synergies and options.

Corporate (including factors that may affect both of our segments)—finalization of the price and terms of completed and future divestitures and unanticipated issues associated with transitional services provided by the company in connection with these divestitures; changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; the successful development of innovative products and market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; issues associated with workforce reductions; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash consistent with our stated goals; non-compliance with debt covenants; changes in tax laws; and unanticipated changes in customer demand.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

The Manitowoc Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax benefits in 2007.  As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests in consolidated subsidiaries effective January 1, 2009.

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

/s/ PricewaterhouseCoopers
Milwaukee, Wisconsin
March 1, 2010

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2009, 2008 and 2007

Millions of dollars, except per share data	2009	2008	2007
Operations
Net sales	$3,782.6	$4,503.0	$3,684.0
Costs and expenses:
Cost of sales	2,958.0	3,487.2	2,822.5
Engineering, selling and administrative expenses	549.7	455.1	377.9
Amortization expense	39.5	11.6	5.8
Gain on sale of parts line	—	—	(3.3)
Pension settlements	—	—	5.3
Goodwill impairment	548.8	—	—
Intangible asset impairment	151.2	—	—
Integration expense	3.6	7.6	—
Loss on sale of product lines	3.4	—	—
Restructuring expense	39.6	21.7	—
Total costs and expenses	4,293.8	3,983.2	3,208.2
Operating earnings (loss) from continuing operations	(511.2)	519.8	475.8

Other income (expenses):
Interest expense	(174.0)	(51.6)	(35.1)
Amortization of deferred financing fees	(28.8)	(2.5)	(1.1)
Loss on debt extinguishment	(9.2)	(4.1)	(12.5)
Loss on purchase price hedges	—	(379.4)	—
Other income (expense)-net	17.8	(3.0)	9.8
Total other income (expenses)	(194.2)	(440.6)	(38.9)

Earnings (loss) from continuing operations before taxes on earnings	(705.4)	79.2	436.9
Provision (benefit) for taxes on earnings	(58.8)	(19.2)	122.1
Earnings (loss) from continuing operations	(646.6)	98.4	314.8

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $(3.1), $(16.1) and $(9.1), respectively	(35.9)	(143.4)	21.9
Gain (loss) on sale of discontinued operations, net of income taxes of $(15.0) and $(17.4), respectively	(24.2)	53.1	—
Net earnings (loss)	(706.7)	8.1	336.7
Less: Net loss attributable to noncontrolling interest, net of tax	(2.5)	(1.9)	—
Net (loss) earnings attributable to Manitowoc	(704.2)	10.0	336.7

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	(644.1)	100.3	314.8
Earnings (loss) from discontinued operations, net of income taxes	(35.9)	(143.4)	21.9
Gain (loss) on sale of discontinued operations, net of income taxes	(24.2)	53.1	—
Net earnings (loss) attributable to Manitowoc	(704.2)	10.0	336.7

Per Share Data
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(4.94)	$0.77	$2.53
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.28)	(1.10)	0.18
Gain (loss) on sale of discontinued operations, net of income taxes	(0.19)	0.41	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$(5.41)	$0.08	$2.70

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(4.94)	$0.76	$2.47
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.28)	(1.09)	0.17
Gain (loss) on sale of discontinued operations, net of income taxes	(0.19)	0.40	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$(5.41)	$0.08	$2.64

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2009 and 2008

Millions of dollars, except share data	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$105.8	$173.0
Marketable securities	2.6	2.6
Restricted cash	6.5	5.1
Accounts receivable, less allowances of $47.3 and $36.4, respectively	323.2	608.2
Inventories — net	595.5	925.3
Deferred income taxes	142.0	138.1
Other current assets	84.3	177.9
Current assets of discontinued operation	—	124.8
Total current assets	1,259.9	2,155.0
Property, plant and equipment — net	673.7	728.8
Goodwill	1,246.8	1,890.5
Other intangible assets — net	957.4	1,009.0
Other non-current assets	140.9	179.7
Long-term assets of discontinued operation	—	123.1
Total assets	$4,278.7	$6,086.1

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$801.6	$1,206.3
Short-term borrowings and current portion of long-term debt	144.9	182.3
Customer advances	71.2	48.5
Product warranties	96.5	102.0
Product liabilities	28.0	34.4
Current liabilities of discontinued operation	—	44.6
Total current liabilities	1,142.2	1,618.1
Non-Current Liabilities:
Long-term debt, less current portion	2,027.5	2,473.0
Deferred income taxes	214.8	283.7
Pension obligations	47.4	48.0
Postretirement health and other benefit obligations	58.8	55.9
Long-term deferred revenue	31.8	56.3
Other non-current liabilities	149.0	228.8
Total non-current liabilities	2,529.3	3,145.7

Commitments and contingencies (Note 17)

Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 130,708,124 and 130,359,554 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	444.4	436.1
Accumulated other comprehensive income	61.8	68.5
Retained earnings	188.7	903.4
Treasury stock, at cost (32,467,804 and 32,816,374 shares, respectively)	(88.4)	(88.9)
Total Manitowoc stockholders’ equity	607.9	1,320.5
Noncontrolling interest	(0.7)	1.8
Total equity	607.2	1,322.3
Total liabilities and equity	$4,278.7	$6,086.1

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

Millions of dollars	2009	2008	2007
Cash Flows From Operations
Net earnings (loss)	$(706.7)	$8.1	$336.7
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	35.9	143.4	(21.9)
Asset impairments	700.0	—	—
Pension settlements	—	—	(5.3)
Loss (gain) from sale of parts or product lines	3.4	—	(3.3)
Depreciation	91.6	80.2	80.2
Amortization of intangible assets	39.5	11.6	5.8
Amortization of deferred financing fees	28.8	5.7	1.1
Deferred income taxes	(91.5)	6.9	17.7
Loss on purchase price hedges	—	379.4	—
Restructuring expense	39.6	21.7	—
Gain on sale of segment	—	(53.1)	—
Loss on early extinguishment of debt	9.2	4.1	2.3
Loss (gain) on sale of property, plant and equipment	4.6	(3.6)	(4.3)
Loss on sale of discontinued operations	24.2	—	—
Other	5.3	6.5	6.2
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	301.6	(25.4)	(126.4)
Inventories	349.4	(179.9)	(75.1)
Other assets	7.2	(49.9)	(23.7)
Accounts payable	(307.9)	35.2	20.8
Accrued expenses and other liabilities	(171.5)	(104.4)	4.8
Net cash provided by operating activities of continuing operations	362.7	286.5	215.6
Net cash provided by (used for) operating activities of discontinued operations	(24.1)	22.5	28.4
Net cash provided by operating activities	338.6	309.0	244.0
Cash Flows From Investing
Capital expenditures	(72.5)	(150.3)	(112.8)
Proceeds from sale of property, plant and equipment	4.6	10.0	9.8
Restricted cash	(1.4)	11.6	(1.6)
Business acquisitions, net of cash acquired	—	(2,030.6)	(79.9)
Settlement of hedges related to acquisition	—	(379.4)	—
Proceeds from sale of business	149.2	118.5	—
Proceeds from sale of parts or product lines	15.0	—	4.8
Purchase of marketable securities	—	(0.1)	(0.1)
Net cash provided by (used for) investing activities of continuing operations	94.9	(2,420.3)	(179.8)
Net cash used for investing activities of discontinued operations	—	(4.9)	(6.8)
Net cash provided by (used for) investing activities	94.9	(2,425.2)	(186.6)
Cash Flows From Financing
Net proceeds from issuance of common stock	—	—	157.1
Payments on long-term debt	(593.8)	(693.8)	(123.5)
Proceeds from long-term debt	136.3	2,769.3	19.8
Proceeds from (payments on) revolving credit facility-net	(17.0)	(54.6)	56.7
Payments on notes financing - net	(5.4)	(3.8)	(4.3)
Debt issuance costs	(18.1)	(90.8)	—
Dividends paid	(10.5)	(10.4)	(9.5)
Exercises of stock options including windfall tax benefits	2.0	8.5	27.6
Net cash provided by (used for) financing activities of continuing operations	(506.5)	1,924.4	123.9
Net cash provided by financing activities of discontinued operations	—	2.5	—
Net cash provided by (used for) financing activities	(506.5)	1,926.9	123.9
Effect of exchange rate changes on cash	5.8	(4.6)	10.7
Net increase (decrease) in cash and cash equivalents	(67.2)	(193.9)	192.0
Balance at beginning of year	173.0	366.9	174.9
Balance at end of year	$105.8	$173.0	$366.9
Supplemental Cash Flow Information
Interest paid	$154.4	$23.7	$41.5
Income taxes paid (refunded)	$(45.6)	$142.7	$141.8

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Equity and Comprehensive Income

For the years ended December 31, 2009, 2008 and 2007

Millions of dollars, except shares data	2009	2008	2007
Common Stock - Shares Outstanding
Balance at beginning of year	130,359,554	129,880,734	62,121,862
Stock options exercised	169,270	485,168	936,105
Two-for-one stock split	—	—	62,799,852
Stock swap for stock options exercised	—	(15,048)	(6,385)
Restricted stock	179,300	8,700	29,300
Issuance of common stock	—	—	4,000,000
Balance at end of year	130,708,124	130,359,554	129,880,734
Common Stock - Par Value
Balance at beginning of year	$1.4	$1.4	$0.7
Issuance of common stock	—	—	0.1
Two-for-one stock split	—	—	0.6
Balance at end of year	$1.4	$1.4	$1.4
Additional Paid-in Capital
Balance at beginning of year	$436.1	$419.8	$231.8
Issuance of common stock	—	—	156.8
Two-for-one stock split	—	—	(0.6)
Stock options exercised	0.7	3.1	7.1
Restricted stock expense	1.5	1.9	2.0
Windfall tax benefit on stock options exercised	0.8	4.8	16.5
Stock option expense	5.3	6.5	6.2
Balance at end of year	$444.4	$436.1	$419.8
Accumulated Other Comprehensive Income
Balance at beginning of year	$68.5	$114.5	$48.0
Foreign currency translation adjustments	(0.4)	(29.6)	47.4
Derivative instrument fair market adjustment, net of income taxes of $1.8, $(4.0) and $(0.4)	3.4	(7.3)	(0.7)
Employee pension and postretirement benefits, net of income taxes of $(5.3), $(4.9) and $10.7	(9.7)	(9.1)	19.8
Balance at end of year	$61.8	$68.5	$114.5
Retained Earnings
Balance at beginning of year	$903.4	$903.8	$587.4
Adoption of ASC Topic 740-10	—	—	(10.8)
Net earnings (loss)	(704.2)	10.0	336.7
Cash dividends	(10.5)	(10.4)	(9.5)
Balance at end of year	$188.7	$903.4	$903.8
Treasury Stock
Balance at beginning of year	$(88.9)	$(89.6)	$(93.4)
Stock options exercised	0.5	0.7	3.8
Balance at end of year	$(88.4)	$(88.9)	$(89.6)

Equity attributable to Manitowoc shareholders	$607.9	$1,320.5	$1,349.9

Noncontrolling Interest
Balance at beginning of year	1.8	—	—
Acquisitions	—	3.8	—
Comprehensive loss attributable to noncontrolling interest	(2.5)	(1.9)	—
Foreign currency translation adjustments	—	(0.1)	—
Balance at end of year	$(0.7)	$1.8	$—
Total equity	607.2	1,322.3	1,349.9

Comprehensive Income
Net earnings (loss)	$(706.7)	$8.1	$336.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.4)	(29.6)	47.4
Derivative instrument fair market adjustment, net of income taxes	3.4	(7.3)	(0.7)
Employee pension and postretirement benefits, net of income taxes	(9.7)	(9.1)	19.8
Total comprehensive income (loss)	(713.4)	(37.9)	403.2
Comprehensive loss attributable to noncontrolling interest	(2.5)	(1.9)	—
Comprehensive income (loss) attributable to Manitowoc	$(710.9)	$(36.0)	$403.2

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.  Company and Basis of Presentation

Company Founded in 1902, The Manitowoc Company, Inc. and its subsidiaries (collectively referred to as “we” or the “company” or Manitowoc) is a multi-industry, capital goods manufacturer in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice).

The Crane business is a global provider of engineered lift solutions which designs, manufactures and markets a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  The Crane products are principally marketed under the Manitowoc, Grove, Potain, and National brand names and are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction and commercial and high-rise residential construction.  Our crane-related product support services are principally marketed under the Crane Care brand name and include maintenance and repair services and parts supply.

On October 27, 2008, the company completed its acquisition of Enodis plc (Enodis), a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  This acquisition, the largest and most recent acquisition for the company, has established the company among the world’s top manufacturers of commercial foodservice equipment. Our Foodservice products are marketed under the Manitowoc, Garland, U.S. Range, Convotherm, Cleveland, Lincoln, Merrychef, Frymaster, Delfield, Kolpak, Kysor Panel, Kysor Warren, Jackson, Servend, Multiplex, and Manitowoc Beverage System brand names.  Our Foodservice capabilities now span refrigeration, ice-making, cooking, food-preparation, and beverage-dispensing technologies, and allow us to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.

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

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.  The results of the Marine segment have been classified as a discontinued operation.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.  The company’s presentation of the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Comprehensive Income have been retroactively adjusted to conform with the requirements of Accounting Standards Codification (ASC) Topic 810, “Noncontrolling Interest in Consolidated Financial Statements”.

During the quarter ended September 30, 2009, the company identified an adjustment to the income tax provision that should have been included in its previously filed financial statements on Form 10-K for the year ended December 31, 2008.  The issue was discovered during the process of reconciling the income tax provision in the financial statements to the 2008 income tax return and the required adjustment resulted in a decrease in income tax expense, an increase in refundable income taxes and an increase in retained earnings of $20.7 million, which has been reflected in the accompanying financial statements, for the year ended December 31, 2008.  The adjustment also resulted in an increase to the company’s previously reported 2008 earnings per diluted share by $0.16.  There was no impact to the 2008 cash flows from operating activities as the increase in net earnings was offset by the increase in refundable income taxes.

We do not believe that the adjustments to the provision for income taxes, refundable income taxes, and retained earnings described above are material to the company’s results of operations, financial position or cash flows for any of the company’s previously filed annual or quarterly financial statements.  Accordingly, the December 31, 2008 financial statements included herein have been revised to reflect the adjustment to income tax expense, refundable income taxes and retained earnings discussed above.

During the fourth quarter the company identified adjustments to correct an error to the amortization of deferred financing fees that reduce the expenses recognized in the most recently filed Quarterly Reports for each of the first three quarters of 2009 by $0.4 million, $5.8 million, and $5.0 million, respectively. The net-of-tax effect of these adjustments increases the company’s previously reported 2009 earnings per share by $0.00, $0.03, and $0.02 for the quarters ended March 31, June 30 and September 30, respectively. These adjustments also increase the unamortized portion of deferred financing fees included in long term assets by $11.2 million, increase income taxes payable and deferred tax liabilities by $4.3 million, and increase retained earnings by $6.9 million as of September 30, 2009.

There was no impact to quarterly cash flows in 2009 as the increase in net earnings was offset by the decrease in the non-cash reconciling items for deferred financing fee amortization and deferred taxes. The company does not believe that these adjustments are material to the results of operations, financial position or cash flows for any of its previously filed quarterly financial statements. Accordingly, the company will revise its 2009 quarterly financial statements prospectively within its 2010 Quarterly Reports on Form 10-Q.

2.  Summary of Significant Accounting Policies

Cash Equivalents, Restricted Cash and Marketable Securities All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.  Marketable securities at December 31, 2009 and 2008 are recorded at fair value and include securities which are considered “available for sale.”  The difference between fair market value and cost of these investments was not significant for either year.  Restricted cash represents cash in escrow funds related to the security for an indemnity agreement for our casualty insurance provider as well as funds held in escrow to support certain international cash pooling programs.

Inventories Inventories are valued at the lower of cost or market value.  Approximately 90% of the company’s inventories at December 31, 2009 and 2008, respectively, were valued using the first-in, first-out (FIFO) method.  The remaining inventories were valued using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $32.4 million and $35.8 million at December 31, 2009 and 2008, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

Goodwill and Other Intangible Assets The company accounts for its goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is not amortized, but it is tested for impairment annually, or more frequently, as events dictate.  See additional discussion of impairment testing under “Impairment of Long-Lived Assets,” below.  The company’s other intangible assets with indefinite lives, including trademarks and tradenames and in-place distributor networks, are not amortized, but are also tested for impairment annually, or more frequently, as events dictate.  The company’s other intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.  Other intangible assets are amortized over the following estimated useful lives:

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

Property, plant and equipment also include cranes accounted for as operating leases.  Equipment accounted for as operating leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement whereby it has guaranteed more than insignificant residual value or made a buyback commitment.  Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life.  Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.  The amount of rental equipment included in property, plant and equipment amounted to $89.9 million and $100.3 million, net of accumulated depreciation, at December 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets The company reviews long-lived assets  for impairment whenever events or changes in circumstances indicate that the assets carrying amount may not be recoverable.  The company conducts its long-lived asset impairment analyses in accordance with ASC Topic 360-10-5.  ASC Topic 360-10-5 requires the company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows.

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

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired: therefore, the company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized impairment charges as of March 31, 2009, of $548.8 million related to goodwill.  The company also recognized impairment charges of $151.2 million related to other indefinite-lived intangible assets as of March 31, 2009.  Both charges were within the Foodservice segment.  The goodwill and other indefinite-lived intangible assets had a carrying value of $1,598.0 million and $368.0 million, respectively, prior to the impairment charges. These non-cash impairment charges had no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There is no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million benefit associated with the other indefinite-lived intangible asset impairment.

As of June 30, 2009, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets and based on those results determined no additional impairment had occurred subsequent to the impairment charges recorded in the first quarter of 2009.

At March 31, 2009, in conjunction with the preparation of its financial statements, the company concluded triggering events occurred requiring an evaluation of the impairment of its other long-lived assets due to continued weakness in global market conditions, tight credit markets and the performance of the Crane and Foodservice segments. This analysis did not indicate the other long-lived assets were impaired.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of the assets. While the company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

We will continue to monitor market conditions and determine if any additional interim review of goodwill, other intangibles, or other long-lived assets is warranted.  Further deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment.  In the event we determine that goodwill or other long-lived tangible or intangible assets are  impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.

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

Foreign Currency Translation The financial statements of the company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the average exchange rate for the year for income and expense items.  Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (AOCI) as a component of Manitowoc stockholders’ equity.

Derivative Financial Instruments and Hedging Activities The company has written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes.  The use of financial instruments for trading purposes is strictly prohibited.  The company uses financial instruments to manage the market risk from changes in foreign exchange rates, commodities and interest rates.  The company follows the guidance in accordance with ASC Topic 815-10, “Derivatives and Hedging”.  The fair values of all derivatives are recorded in the Consolidated Balance Sheets.  The change in a derivative’s fair value is recorded each period in current earnings or AOCI depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction.

For the year ended December 31, 2008, a $379.4 million hedge loss was recognized in operating earnings related to hedging transactions entered into to hedge the Great British Pound (GBP) purchase price of Enodis.  Under the guidance of ASC Topic 815-10, “Derivatives and Hedging,” hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges are required to go through the income statement.  During 2009 and 2008, minimal amounts were recognized in earnings due to ineffectiveness of certain commodity hedges and for the year ended 2007, no amount was recognized in earnings due to ineffectiveness of hedge transactions.  The amount reported as derivative instrument fair market value adjustment in the AOCI account within Manitowoc stockholders’ equity represents the net gain (loss) on foreign exchange currency exchange contracts and commodity contracts designated as cash flow hedges, net of income taxes.

Cash Flow Hedge The company selectively hedges anticipated transactions that are subject to foreign exchange exposure, commodity price exposure, or variable interest rate exposure, primarily using foreign currency exchange contracts, commodity contracts, and interest rate swaps, respectively.  These instruments are designated as cash flow hedges in accordance with ASC Topic 815-10 and are recorded in the Consolidated Balance Sheets at fair value.  The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedge transactions, typically sales and costs related to sales, occur and affect earnings.  These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates, commodity prices, or interest rates.

Fair Value Hedges The company periodically enters into interest rate swaps designated as a hedge of the fair value of a portion of its fixed rate debt.  These hedges effectively result in changing a portion of its fixed rate debt to variable interest rate debt.  Both the swaps and the hedged portion of the debt are recorded in the Consolidated Balance Sheets at fair value.  The change in fair value of the swaps should exactly offset the change in fair value of the hedged debt, with no net impact to earnings.  Interest expense of the hedged debt is recorded at the variable rate in earnings.  As of December 31, 2009 and 2008, the company had no interest rate swaps in place that converted fixed rate debt to variable rate debt.

The company selectively hedges cash inflows and outflows that are subject to foreign currency exposure from the date of transaction to the related payment date.  The hedges for these foreign currency accounts receivable and accounts payable are classified as fair value hedges in accordance with ASC Topic 815-10 and are recorded in the Consolidated Balance Sheets at fair value.  Gains or losses due to changes in fair value are recorded as an adjustment to earnings in the Consolidated Statements of Operations.

Stock-Based Compensation At December 31, 2009, the company has five stock-based compensation plans, which are described more fully in Note 16, “Stock Based Compensation.”  Effective January 1, 2006, the company adopted ASC Topic 718-10, “Compensation-Stock Compensation” which requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period) of the grant.  Upon adoption, the company transitioned to using the modified prospective application, under which compensation expense is only recognized in the Consolidated Statements of Operations beginning with the first period that ASC Topic 718-10 was effective and continuing to be expensed thereafter.  The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  In addition to the compensation expense related to stock options, the company recognized $1.5 million, $1.9 million and $2.0 million of compensation expense related to restricted stock during the years ended December 31, 2009, 2008 and 2007, respectively.

Revenue Recognition Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectability of cash is reasonably assured; and delivery has occurred or services have been rendered.  Shipping and handling fees are reflected in net sales and shipping and handling costs are reflected in cost of sales in the Consolidated Statements of Operations.

The company enters into transactions with customers that provide for residual value guarantees and buyback commitments on certain crane transactions.  The company records transactions which it provides significant residual value guarantees and any buyback commitments as operating leases.  Net revenues in connection with the initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  See Note 18, “Guarantees.”

The company also leases cranes to customers under operating lease terms.  Revenue from operating leases is recognized ratably over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Research and Development Research and development costs are charged to expense as incurred and amounted to $59.0 million, $40.0 million and $36.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

In June 2006, the FASB issued new guidance codified primarily in ASC Topic 740, “Income Taxes”.  This guidance clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This guidance was effective for the company on January 1, 2007 and upon adoption, the company recognized an additional tax liability of $10.8 million and a corresponding reduction in retained earnings recorded as a cumulative effect of an accounting change in the first quarter of 2007.

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

Comprehensive Income Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to Manitowoc stockholders’ equity.  Currently, these items are foreign currency translation adjustments, employee postretirement benefit adjustments and the change in fair value of certain derivative instruments.

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

Recent accounting changes and pronouncements In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” codified in ASC Topic 605.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010, with early application permitted. The company is currently evaluating the impact that adoption of this guidance will have on the determination or reporting of the company’s financial results.

In June 2009, the FASB issued new guidance codified in ASC Topic 105, which establishes the FASB Accounting Standards Codification (“Codification”) to become the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in ASC Topic 105.  All other accounting literature not included in the Codification is nonauthoritative.  This guidance is effective for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have a significant impact on the determination or reporting of the company’s financial results.

In June 2009, the FASB issued new guidance codified primarily in ASC Topic 810, “Consolidation.”  This guidance is related to the consolidation rules applicable to variable interest entities.  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities and is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  The company is currently evaluating the impact that the adoption of this guidance will have on the determination or reporting of its financial results.

In June 2009, the FASB issued guidance related to the accounting for transfers of financial assets codified primarily in ASC Topic 860, “Transfers and Servicing.” This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASC Topic 860 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets. This Topic is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010. The company is currently evaluating the impact that the adoption of ASC Topic 860 will have on the reporting of its financial results.

In May 2009, the FASB issued new guidance codified primarily in ASC Topic 855, “Subsequent Events.”  This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note 26, “Subsequent Events,” for the required disclosures in accordance with ASC Topic 855.

In April 2009, the FASB issued new guidance codified primarily in ASC Topic 825, “Financial Instruments.”  This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note 5, “Fair Value of Financial Instruments,” for the disclosures required in accordance with this guidance.

In April 2008, the FASB issued new guidance which is codified primarily in ASC Topic 805, “Business Combinations.”  This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from ASC Topic 805.  This guidance also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by ASC Topic 450. This guidance was adopted effective January 1, 2009.  There was no significant impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2008, the FASB issued new guidance which is codified primarily in ASC Topic 715, “Compensation — Retirement Benefits.”  This guidance is related to an employer’s disclosures about the type of plan assets held in a defined benefit pension or other postretirement plan.  This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued additional guidance ASC Topic 805, “Business Combinations”, which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance also requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  ASC Topic 805 also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this guidance on January 1, 2009 did not have a significant impact on the consolidated financial statements.

In December 2007, the FASB issued guidance related to noncontrolling interests later codified under ASC Topic 810, “Consolidation.” This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC Topic 810 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, ASC Topic 810 provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. ASC Topic 810 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of the noncontrolling interest guidance did not have a significant impact on the determination or reporting of company’s financial results.

3.  Acquisitions

On October 27, 2008, Manitowoc acquired 100% of the issued and to be issued shares of Enodis.  Enodis was a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  This acquisition, the largest and most recent acquisition for Manitowoc, has established Manitowoc among the world’s top manufacturers of commercial foodservice equipment. With this acquisition, the Foodservice segment capabilities now span refrigeration, ice-making, warewashing, cooking, food-preparation, and beverage-dispensing technologies, and allow Manitowoc to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.

The aggregate purchase price was $2.1 billion in cash, exclusive of the settlement of related hedges and there are no future contingent payments or options.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

At October 27, 2008 (Date of Acquisition):
Cash	$56.9
Accounts receivable, net	157.9
Inventory, net	150.7
Other current assets	54.4
Current assets of discontinued operation	118.7
Total current assets	538.6
Property, plant and equipment	168.5
Intangible assets	955.0
Goodwill	1,308.9
Other non-current assets	40.9
Non-current assets of discontinued operation	337.0
Total assets acquired	3,348.9

Accounts payable	317.6
Other current liabilities	33.4
Current liabilities of discontinued operation	58.1
Total current liabilities	409.1
Long-term debt, less current portion	382.4
Other non-current liabilities	470.3
Non-current liabilities of discontinued operation	26.5
Total liabilities assumed	1,288.3
Net assets acquired	$2,060.6

Of the $955 million of acquired intangible assets, $371.0 million was assigned to registered trademarks and tradenames that are not subject to amortization, $165.0 million was assigned to developed technology with a weighted average useful life of 15 years, and the remaining $419.0 million was assigned to customer relationships with a weighted average useful life of 20 years.  All of the $1,308.9 million of goodwill was assigned to the Foodservice segment, none of which is expected to be deductible for tax purposes.  See further detail related to the goodwill and other intangible assets of the Enodis acquisition at Note 9, “Goodwill and Other Intangible Assets.”

The following information reflects the results of Manitowoc’s operations for the years ended December 31, 2008 and 2007 on a pro forma basis as if the acquisition of Enodis had been completed on January 1, 2008 and January 1, 2007, respectively. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire Enodis, amortization expense related to acquired intangible assets of Enodis, depreciation expense related to the fair value of the acquired depreciable tangible assets and the tax benefit associated with the incremental interest costs and amortization and depreciation expense. The following unaudited pro forma information includes $9.5 million of additional expense related to the fair value adjustment of inventories and excludes certain cost savings or operating synergies (or costs associated with realizing such savings or synergies) that may result from the acquisition.

(in $ millions, except per share data)	2008	2007
Revenue
Pro forma	$5,679.9	4,947.5
As reported	4,503.0	3,684.0
Earnings (loss) from continuing operations
Pro forma	$(95.5)	215.1
As reported	98.4	314.8
Diluted earnings (loss) per share from continuing operations
Pro forma	$(0.74)	1.69
As reported	0.76	2.47

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

The company recorded additional amounts in 2009 of $7.8 million, $5.5 million, and $14.2 million related to employee termination benefits, facility closure costs, and other, respectively, in conjuction with the finalization of the restructuring plans. These plans are expected to conclude in 2011.

At October 27, 2008:
Employee involuntary termination benefits	$17.1
Facility closure costs	34.7
Other	19.2
Total	$71.0

The company has not presented pro-forma financial information for the following acquisitions due to the immaterial dollar amount of the transactions and the immaterial impact on our results of operations:

On March 6, 2008, the company formed a 50% joint venture with the shareholders of Tai’An Dongyue Heavy Machinery Co., Ltd. (Tai’An Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The joint venture is located in Tai’An City, Shandong Province, China.  The company has significant voting and other rights that give it substantial control over the operations of Tai’An Dongyue, and accordingly, the results of this joint venture are consolidated by the company.  On January 1, 2009, the company adopted ASC Topic 810 and has reflected the new requirements in the presentation of its financial statements.  Tai’An Dongyue is the company’s only subsidiary impacted by the new guidance.  The aggregate consideration for the joint venture interest in Tai’An Dongyue was $32.5 million and resulted in $23.5 million of goodwill and $8.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Tai’An Dongyue acquisition at Note 9, “Goodwill and Other Intangible Assets.”

On July 19, 2007, the company acquired Shirke Construction Equipments Pvt. Ltd (Shirke) for an aggregate consideration of $64.5 million including approximately $1.3 million of acquisition costs.  Headquartered in Pune, India, Shirke is a market leader in the Indian tower crane industry and has been Potain’s Indian manufacturing partner and distributor since 1982.  The aggregate consideration paid for Shirke resulted in $33.8 million of goodwill and $30.2 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Shirke acquisition at Note 9, “Goodwill and Other Intangible Assets.”

4.  Discontinued Operations

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.    The results of the Marine segment have been classified as a discontinued operation.

The following selected financial data of the Marine segment for the years ended December 31, 2009, 2008 and 2007 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	2009	2008	2007

Net sales	$—	$381.3	$321.0

Pretax earnings (loss) from discontinued operation	$(2.5)	$53.2	$26.1
Gain on sale, net of income taxes of $0 and $(17.4)	1.0	53.1	—
Provision (benefit) for taxes on earnings	(0.3)	(18.1)	(7.3)
Net earnings (loss) from discontinued operation	$(1.2)	$88.2	$18.8

In addition to the former Marine segment, the company has classified the Enodis ice and related businesses as discontinued in compliance with ASC Topic 360-10, “Property, Plant, and Equipment.”

In order to secure clearance for the acquisition of Enodis from various regulatory authorities including the European Commission and the United States Department of Justice, the company agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  On May 15, 2009, the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.   The businesses sold were operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses were treated as standalone operations, in competition with the company.  The results of these operations have been classified as discontinued operations.

The company used the net proceeds from the sale of the Enodis global ice machine operations of approximately $150 million to reduce the balance on Term Loan X that matures in April of 2010.  The final sale price resulted in the company recording an additional $28.8 million non-cash impairment charge to reduce the value of the Enodis global ice machine operations in the first quarter of 2009.  As a result of the impairment charge and the loss from discontinued operations related to divested businesses of $4.9 million in 2009, the loss from discontinued operations related to the Enodis global ice machine operations was $33.7 million.  In addition, the company realized an after tax loss of $25.2 million on the sale of the Enodis global ice machine operations in 2009.  The loss on sale was primarily driven by a taxable gain related to the assets held in the United States for U.S. tax purposes.

5.  Fair Value of Financial Instruments

The company adopted ASC Topic 820-10, “Fair Value Measurements and Disclosures” effective January 1, 2008.  The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$1.4	$—	$—	$1.4
Forward commodity contracts	—	1.7	—	1.7
Marketable securities	2.6	—	—	2.6
Total Current assets at fair value	$4.0	$1.7	$—	$5.7

Current Liabilities:
Foreign currency exchange contracts	$5.4	$—	$—	$5.4
Forward commodity contracts	—	0.1	—	0.1
Total Current liabilities at fair value	$5.4	$0.1	$—	$5.5

Non-current Liabilities:
Interest rate swap contracts	$—	$6.4	$—	$6.4
Total Non-current liabilities at fair value	$—	$6.4	$—	$6.4

	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$5.5	$—	$—	$5.5
Marketable securities	2.6	—	—	2.6
Total Current assets at fair value	$8.1	$—	$—	$8.1

Current Liabilities:
Foreign currency exchange contracts	$10.7	$—	$—	$10.7
Forward commodity contracts	—	6.4	—	6.4
Total Current liabilities at fair value	$10.7	$6.4	$—	$17.1

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, retained interest in receivables sold and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $143.1 million and $108.4 million at December 31, 2009 and December 31, 2008, respectively.  The fair values of the company’s term loans under the New Credit Agreement are as follows at December 31, 2009 and December 31, 2008, respectively:  Term Loan A — $883.3 million and $768.8 million; Term Loan B — $1,011.3 million and $890.4 million; and Term Loan X — $0 million and $158.6 million.  See Note 11, “Debt,” for the related carrying values of these debt instruments.

ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820-10 classifies the inputs used to measure fair value into the following hierarchy:

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

6. Derivative Financial Instruments

On January 1, 2009, the company adopted ASC Topic 815-10, “Derivatives and Hedging” which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below.

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

The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk.  Interest rate swap instruments are entered into to help manage interest rate fluctuation risk.  Forward contracts on various commodities are entered into to help manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing process.  The company also enters into various foreign currency derivative instruments to help manage foreign currency risk associated with the company’s projected purchases and sales and foreign currency denominated receivable and payable balances.

ASC Topic 815-10 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the company designates commodity, currency forward contracts, interest rate swaps as cash flow hedges of forecasted purchases of commodities and currencies, and variable rate interest payments.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $2.3 million of unrealized and realized gains related to interest rate, commodity price and currency rate hedging will be reclassified from Other Comprehensive Income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for twelve and eighteen months, respectively.

As of December 31, 2009, the company had the following outstanding interest rate, commodity and currency forward contracts that were entered into as hedge forecasted transactions:

Commodity	Units Hedged	Type
Aluminum	1,400 MT	Cash Flow
Copper	424 MT	Cash Flow
Natural Gas	266,934 MMBtu	Cash Flow

Short Currency	Units Hedged	Type
Canadian Dollar	24,426,423	Cash Flow
Euro	51,155,115	Cash Flow
South Korean Won	2,079,494,400	Cash Flow
Singapore Dollar	3,240,000	Cash Flow
United States Dollar	12,285,292	Cash Flow

As of December 31, 2009, the total notional amount of the company’s receive-floating/pay-fixed interest rate swaps was $984.0 million.

For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Cost of Sales or Other income, net.

Short Currency	Units Hedged	Recognized Location	Purpose
Great British Pound	30,385,738	Other income, net	Accounts Payable and Receivable Settlement

Euro	37,310,399	Other income, net	Accounts Payable and Receivable Settlement

United States Dollar	42,383,351	Other income, net	Accounts Payable and Receivable Settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of December 31, 2009 was as follows:

	ASSET DERIVATIVES 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign Exchange Contracts	Other current assets	$1.4
Commodity Contracts	Other current assets	1.5

Total derivatives designated as hedging instruments		$2.9

	ASSET DERIVATIVES
	2009
	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Commodity Contracts	Other current assets	$0.2

Total derivatives NOT designated as hedging instruments		$0.2

Total asset derivatives		$3.1

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2009 was as follows:

	LIABILITY DERIVATIVES
	2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign Exchange Contracts	Accounts payable and accrued expenses	$0.5
Interest Rate Swap Contracts	Other non-current liabilities	6.4
Commodity Contracts	Accounts payable and accrued expenses	0.1

Total derivatives designated as hedging instruments		$7.0

	LIABILITY DERIVATIVES
	2009
	Balance Sheet Location	Fair Value

Derivatives NOT designated as hedging instruments
Foreign Exchange Contracts	Accounts payable and accrued expenses	$4.9
Total derivatives NOT designated as hedging instruments		$4.9

Total liability derivatives		$11.9

The effect of derivative instruments on the consolidated statement of operations for the twelve months ended December 31, 2009 and gains or losses initially recognized in Other Comprehensive Income (OCI) in the consolidated balance sheet was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Foreign Exchange Contracts	$0.6	Cost of Sales	$(5.5)

Interest Rate Swap Contracts	(4.2)	Interest Expense	(11.3)

Commodity Contracts	0.9	Cost of Sales	(4.4)

Total	$(2.7)		$(21.2)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Commodity Contracts	Cost of Sales	$0.2

Total		$0.2

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Foreign Exchange Contracts	Other Income	$(5.0)

Commodity Contracts	Cost of Sales	(1.2)

Total		$(6.2)

During July 2008, the company entered into foreign currency hedging transactions (the “hedges”) to comply with the requirements of its credit commitment needed to fund the purchase of Enodis.  The hedges were required by the company’s lenders to limit the company’s exposure to fluctuations in the underlying GBP purchase price of the Enodis shares which could have ultimately required additional funding in excess of available commitment amounts.  Subsequent to entering into the hedging transactions, the U.S. Dollar strengthened against the GBP which resulted in a significant change to the fair value of the underlying hedges.  Under the guidance of ASC Topic 815-10, “Derivatives and Hedging,” hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges were required to go through the income statement.   The final disposition of these hedge positions was determined based upon the market exchange rate on November 6, 2008, the date the funding transaction was completed.  For the year ended December 31, 2008, the loss on these currency hedges related to the purchase of Enodis was $379.4 million.

7.  Inventories

The components of inventories at December 31 are summarized as follows:

	2009	2008
Inventories - gross:
Raw materials	$244.5	$416.0
Work-in-process	163.5	262.9
Finished goods	310.8	352.3
Total	718.8	1,031.2
Less excess and obsolete inventory reserve	(90.9)	(70.1)
Net inventories at FIFO cost	627.9	961.1
Less excess of FIFO costs over LIFO value	(32.4)	(35.8)
Inventories - net	$595.5	$925.3

During 2009, a reduction in inventories related to working capital initiatives resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $3.2 million cost of sales decrease.

8.  Property, Plant and Equipment

The components of property, plant and equipment at December 31 are summarized as follows:

	2009	2008

Land	$57.8	$69.2
Building and improvements	367.7	303.6
Machinery, equipment and tooling	547.3	408.1
Furniture and fixtures	41.6	32.7
Computer hardware and software	90.2	64.2
Rental cranes *	140.8	165.2
Construction in progress	68.8	96.9
Total cost	1,314.2	1,139.9
Less accumulated depreciation	(640.5)	(411.1)
Property, plant and equipment-net	$673.7	$728.8

* Accumulated depreciation for Rental cranes for the years ended December 31, 2009 and 2008 was $51.0 million and $64.9 million, respectively.

9.  Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2009 and 2008, were as follows:

	Crane	Foodservice	Total

Balance as of January 1, 2008	$271.5	$200.1	$471.6
Tai’An Dongyue acquisition	23.5	—	23.5
Enodis acquisition	—	1,393.8	1,393.8
Foreign currency impact	(9.5)	11.1	1.6
Balance as of December 31, 2008	285.5	1,605.0	1,890.5
Enodis purchase accounting adjustments	—	(84.9)	(84.9)
Sale of product lines	—	(9.3)	(9.3)
Foreign currency impact	4.2	(4.9)	(0.7)
Balance as of December 31, 2009	$289.7	$1,505.9	$1,795.6
Asset impairments	—	(548.8)	(548.8)
Balance as of December 31, 2009	$289.7	$957.1	$1,246.8

The decrease in goodwill of $84.9 million for the year ended December 31, 2009, was due to completion of the purchase accounting allocation associated with the acquisition of Enodis.  See further discussion in Note 3, “Acquisitions.”

The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is no longer amortized; however, the company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; Foodservice Asia; and Foodservice Retail, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of December 31, 2009 and December 31, 2008.

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$341.0	$—	$341.0	$458.3	$—	$458.3
Customer relationships	438.9	(28.9)	410.0	334.6	(5.5)	329.1
Patents	35.1	(19.4)	15.7	34.5	(16.5)	18.0
Engineering drawings	11.8	(6.2)	5.6	11.6	(5.4)	6.2
Distribution network	21.7	—	21.7	21.4	—	21.4
Other intangibles	185.9	(22.5)	163.4	184.9	(8.9)	176.0
	$1,034.4	$(77.0)	$957.4	$1,045.3	$(36.3)	$1,009.0

The gross carrying amount of trademarks and tradenames was reduced by $151.2 million based on the asset impairment charges as discussed above for the year ended December 31, 2009.  In addition, in connection with the completion of the valuations associated with the assets acquired in the Enodis acquisition, the company increased the value assigned to customer relationships by $129.0 million and the value assigned to trademarks and tradenames by $32.0 million.  Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $39.5 million, $11.6 million and $5.8 million, respectively. Amortization expense related to intangible assets for each of the five succeeding years is estimated to be approximately $38 million per year.

10.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 are summarized as follows:

	2009	2008

Trade accounts and interest payable	$357.3	$649.2
Employee related expenses	96.6	120.2
Consolidated Industries litigation reserves	—	72.0
Restructuring expenses	61.5	41.1
Profit sharing and incentives	14.0	67.2
Accrued rebates	35.2	45.7
Deferred revenue - current	40.4	49.5
Income taxes payable	25.3	—
Derivative liabilities	5.5	17.1
Miscellaneous accrued expenses	165.8	144.3
	$801.6	$1,206.3

11.  Debt

Debt at December 31 is summarized as follows:

	2009	2008
Revolving credit facility	$—	$17.0
Term loan A	922.5	1,025.0
Term loan B	1,041.0	1,200.0
Term loan X	—	181.5
Senior notes due 2013	150.0	150.0
Other	58.9	81.8
Total debt	2,172.4	2,655.3
Less current portion and short-term borrowings	(144.9)	(182.3)
Long-term debt	$2,027.5	$2,473.0

In April 2008, the company entered into a $2.4 billion credit agreement which was amended and restated as of August 25, 2008, to ultimately increase the size of the total facility to $2.925 billion (“New Credit Agreement” or “New Credit Facility”).  The New Credit Agreement became effective November 6, 2008.  The New Credit Agreement includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.  At December 31, 2009 the weighted average interest rates for the Term Loan A and the Term Loan B were 5.88% and 7.89%, respectively.

In connection with its New Credit Agreement in 2008, the company incurred $118.3 million in debt issue costs. The cash flow impact of these fees, which totaled $90.8 million, is included in cash flow used for financing activities in the Consolidated Statement of Cash Flows for the year ending December 31, 2008. The non-cash portion of these fees was the result of original issue discount on the Term Loan B portion of the New Credit Facility.

In June 2009, the company entered into Amendment No. 2 (the June 2009 Amendment) to the New Credit Agreement to provide relief under its consolidated total leverage ratio and consolidated interest coverage ratio financial covenants.  This June 2009 Amendment was obtained to avoid a potential financial covenant violation at the end of the second quarter of 2009 as a result of lower demand for certain of the company’s products due to continued weakness in the global economy and tight credit markets.  Terms of the June 2009 Amendment included an increase in the margin on London Interbank Offered Rate (LIBOR) and Alternative Borrowing Rate (ABR) loans of between 150 and 175 basis points, depending on the consolidated total leverage ratio. Also, one additional interest rate pricing level was added for each loan facility above a certain leverage amount.

The New Credit Agreement, as amended through December 31, 2009, contained financial covenants whereby the ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the New Credit Agreement to (b) consolidated interest expense, each for the most recent four fiscal quarters (Consolidated Interest Coverage Ratio) and the ratio of (c) consolidated indebtedness to (d) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Total Leverage Ratio), at all times were updated to new limits as agreed with the company’s lenders.

In addition, the June 2009 Amendment added a financial covenant whereby a ratio of (e) consolidated senior secured indebtedness to (f) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Senior Secured Indebtedness Ratio), beginning with the fiscal quarter ending June 30, 2011, was established with certain defined limits as agreed with the company’s lenders.

The June 2009 Amendment also reduced or eliminated certain options to increase the borrowing capacity of the revolving facility or Term Loan A.  Additionally, the June 2009 Amendment placed certain limitations on capital expenditures, restricted payments and acquisitions per calendar year depending on the Consolidated Total Leverage Ratio.  The New Credit Agreement, as amended, also continued to contain customary representations and warranties and events of default.

The company accounted for the June 2009 Amendment under the provisions of ASC Topic 470-50, “Modifications and Extinguishments.”  As the present value of the cash flows both prior to and after this amendment were not substantially different, fees of $17.0 million paid by the company to the parties to the New Credit Agreement were capitalized in connection with this amendment and along with the existing unamortized debt fees, are being amortized over the remaining term of the New Credit Agreement using the effective interest method.  Furthermore, in accordance with ASC Topic 470-50, costs incurred with third parties of $0.3 million were expensed as incurred.

As of December 31, 2009 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended through December 31, 2009, and the Senior Notes due 2013, and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.  As of December 31, 2009 our Consolidated Total Leverage Ratio was 5.85:1, below the maximum ratio of 7:125:1 and our Consolidated Interest Coverage Ratio was 2:29:1, above the minimum ratio of 1.875:1.

As a result of the June 2009 Amendment of the New Credit Agreement, the company terminated the Term Loan A interest rate swap entered into in January 2009 resulting in a realized gain of $2.0 million and entered into a new interest rate swap related to Term Loan A.   In accordance with ASC Topic 815-10, the realized gain will be amortized as an adjustment to interest expense over the life of the original January Term Loan A swap. The Amended Term Loan A swap transaction is fixed to the 3 month LIBOR interest rate for 50 percent of the notional amount of debt.  The Term Loan B swap transaction is fixed to the 1 month LIBOR with a 3 percent floor for 50 percent of the notional amount of debt.  In June 2009 $449.4 million of Term Loan A was fixed at 2.50% plus a 450 basis point spread, which equals 7.00% and $600.0 million of Term Loan B was fixed at 3.64% rate plus a 450 basis point spread, which equals 8.14%.  Both interest rate hedges for the Term Loan A and Term Loan B are amortizing swaps that have an aggregate weighted average life of three years.  The remaining unhedged portions of the Term Loans A and B continue to bear interest at a variable interest rate plus the applicable spread according to the New Credit Agreement, as amended.  As of December 31, 2009 total notional amounts equal to $336.4 million and $648.0 million of fixed rate hedges were outstanding on Term Loans A and B, respectively.

On December 31, 2009, the company also had outstanding $150.0 million of 7 1/8% Senior Notes due 2013 (Senior Notes due 2013).  The Senior Notes due 2013 are unsecured senior obligations.  Our New Credit Facility ranks equally with the Senior Notes due 2013, except that the New Credit Facility is secured by substantially all domestic tangible and intangible assets of the company and its subsidiaries.  The Senior Notes due 2013 are fully and unconditionally jointly and severally guaranteed by substantially all of the company’s domestic subsidiaries (see Note 23, “Subsidiary Guarantors of Senior Notes due 2013”).  Interest on the Senior Notes due 2013 is payable semiannually in May and November each year.  The Senior Notes due 2013 can be redeemed by the company in whole or in part for a premium on or after November 1, 2008.  The following would be the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the Senior Notes due 2013 during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2010	101.188%
2011 and thereafter	100.000%

Our Senior Notes due 2013 contain customary affirmative and negative covenants.  Among other restrictions, these covenants limit our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings, Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash transaction was approximately $120 million. The company used the cash proceeds, net of a preliminary working capital adjustment, to partially pay down the balance on the Term Loan X of approximately $118.5 million.  On May 15, 2009 the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.  The company used the after-tax net proceeds of approximately $150 million to reduce the balance on Term Loan X.  On December 16, 2009, the company paid off the remaining balance on Term Loan X.

As of December 31, 2009, the company had outstanding $58.9 million of other indebtedness that has a weighted-average interest rate of approximately 6.1%.  This debt includes outstanding overdraft balances and capital lease liabilities in our Asia-Pacific and European regions.

Prior to November 6, 2008, the company borrowed from its $300.0 million Amended and Restated Credit Agreement, dated as of December 14, 2006.  Borrowings under this five year agreement bore interest at a rate equal to the sum of a base rate or a Eurodollar rate plus an applicable margin, which was based on the company’s consolidated total leverage ratio as defined by the agreement.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

2010	$144.9
2011	169.5
2012	167.7
2013	677.6
2014	1,009.6
Thereafter	3.1
$2,172.4

On January 21, 2010, the company entered into another amendment (January 2010 Amendment) to the Amended and Restated Credit Agreement, dated as of August 25, 2008.  The January 2010 Amendment, among other things, amends the definition of Consolidated Earnings Before Interest and Taxes (EBIT) to provide add-backs for certain additional cash restructuring charges, and amends certain financial ratios that the company is required to maintain.  See further detail related to the January 2010 Amendment at Note 26, “Subsequent Events.”

On February 3, 2010, in accordance with its previously announced intentions, the company entered into an Underwriting Agreement with J.P. Morgan Securities Inc. as representative of several underwriters, pursuant to which the company agreed to sell, and the underwriters agreed to purchase $400 million of the company’s 9.50% Senior Notes due 2018 to be guaranteed by guarantors in a public offering which closed on February 8, 2010.  Refer to Note 26, “Subsequent Events,” for additional information.

12.  Accounts Receivable Securitization

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as cash collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated total leverage ratio.  On June 29, 2009, the company entered into Amendment No. 4 to the Amended and Restated Receivables Purchase Agreement (Receivables Purchase Agreement) to align the included financial covenants ratios with those of the New Credit Agreement, as amended.  As of December 31, 2009, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Receivables Purchase Agreement and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s retained interest approximates book value. The retained interest recorded at December 31, 2009, was $39.4 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

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

On December 17, 2009 and December 31, 2009, respectively, the company entered into Amendments No. 6 and 7 to the Receivables Purchase Agreement whereby the company modified the program to, among other things, add two additional businesses and amended certain defined terms in order to update the program for changes in the company’s legal structure.

Incremental sales of trade receivables from the special purpose subsidiary to the Purchaser totaled $62.5 million for the year ended December 31, 2009.  Cash collections of trade accounts receivable balances in the total receivable pool totaled $900.7 million for the year ended December 31, 2009. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $68.5 million at December 31, 2009.

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

	Balance Outstanding December 31, 2009	Balance Outstanding 60 Days or More Past Due December 31, 2009	Net Credit Losses Year Ended December 31, 2009
Trade accounts receivable subject to securitization program	$107.9	$5.9	$—

Trade accounts receivable balance sold	68.5

Retained interest	$39.4

13.  Income Taxes

Income tax expense for continuing operations is summarized below:

	2009	2008	2007
Earnings (loss) from continuing operations before income taxes:
Domestic	$(674.5)	$(38.5)	$188.8
Foreign	(30.9)	117.7	248.1
Total	$(705.4)	$79.2	$436.9

The provision for taxes on earnings (loss) from continuing operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current:
Federal	$19.9	$(57.1)	$64.8
State	4.7	(0.8)	10.3
Foreign	8.1	40.2	42.8
Total current	32.7	(17.7)	117.9
Deferred:
Federal and state	(47.4)	7.2	(0.1)
Foreign	(44.1)	(8.7)	4.3
Total deferred	(91.5)	(1.5)	4.2
Provision for taxes on earnings	$(58.8)	$(19.2)	$122.1

The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2009, 2008 and 2007 as follows:

	2009	2008	2007
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision (benefit)	0.4	(3.5)	1.6
Non-deductible book intangible asset amortization and goodwill impairment	(27.3)	0.5	0.1
Federal manufacturing income benefit	—	—	(0.7)
Federal tax credits	0.2	(0.9)	(0.2)
Taxes on foreign income which differ from the U.S. statutory rate	2.0	(60.6)	(7.3)
Adjustments for unrecognized tax benefits	3.9	3.5	(0.9)
Valuation allowances	(3.2)	—	—
Other items	(2.7)	1.8	0.4
Effective tax rate	8.3%	(24.2)%	28.0%

The effective tax rate for the year ended December 31, 2009 was 8.3% as compared to negative 24.2% for the year ended December 31, 2008.  As the company posted a pre-tax loss in 2009, a positive effective tax rate represents a benefit to the consolidated statement of operations.  In 2008 the company posted pre-tax income, for which a negative effective tax rate represents a benefit to the consolidated statement of operations.  The goodwill impairment of $548.8 million in 2009 is not tax deductible and thus had an unfavorable impact to the effective tax rate.  The write down of the trademarks of $151.2 million had an associated deferred tax liability of $52.0 million which resulted in no impact to the effective tax rate for 2009.  The tax benefit for the year ended December 31, 2009 was favorably impacted by the reversal of various reserves for uncertain tax positions as discussed below.  During 2009, the company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including China, Slovakia, Spain, and the United Kingdom.  Therefore, the company recognized $22.5 million of valuation allowances as income tax expense.  Both the 2009 and 2008 effective tax rates were also favorably affected, as compared to the statutory rate, to varying degrees by certain global tax planning initiatives.

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations.  A summary of the deferred income tax accounts at December 31 is as follows:

	2009	2008
Current deferred assets:
Inventories	$29.9	$28.0
Accounts receivable	13.2	7.2
Product warranty reserves	25.1	32.3
Product liability reserves	9.6	9.2
Deferred revenue, current portion	6.3	1.9
Deferred employee benefits	26.1	18.5
Other reserves and allowances	38.0	41.0
Less valuation allowance	(6.2)	—
Net future income tax benefits, current	$142.0	$138.1

Non-current deferred assets (liabilities):
Property, plant and equipment	$(36.7)	$(47.8)
Intangible assets	(326.4)	(305.8)
Deferred employee benefits	35.9	32.9
Product warranty reserves	4.2	1.2
Tax credits	21.9	2.9
Loss carryforwards	137.7	64.1
Deferred revenue	3.7	6.3
Other	10.7	2.5
Total non-current deferred asset (liability)	(149.0)	(243.7)
Less valuation allowance	(65.8)	(40.0)
Net future tax benefits, non-current	$(214.8)	$(283.7)

The company has not provided for additional U.S. income taxes on approximately $702.6 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

As of December 31, 2009, the company has approximately $441.8 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire beginning in 2010 through 2029.  The company also has approximately $363.4 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities.  These foreign loss carryforwards generally have no expiration under current foreign law with the exceptions of China, Slovakia, and Spain, where attributes expire at various times.  The valuation allowance represents a reserve for certain loss carryforwards and other net deferred tax assets for which realization is not “more likely than not.”

The company has recognized a deferred tax asset of $17.2 million for net operating loss carryforwards generated in the state of Wisconsin.  These carryforwards expire at various times through 2023.  During the quarter ended September 30, 2009, the company updated the net operating loss carryforward to reflect the 2008 return that was filed during the quarter and refined its multi year Wisconsin taxable income projections and apportionment calculations under the recently enacted Wisconsin income tax law changes. As a result of this analysis, the company recorded a valuation allowance of $3.5 million related to this deferred tax asset which represents an estimate of the amount that is unlikely to be realized.  The company will monitor on a quarterly basis the utilization of the net operating loss.

The company generated $97.2 million of net operating loss carryforwards in France during 2009, creating a deferred tax asset of $33.2 million.  Based upon the cyclicality of the company’s Crane business, management analyzes the ability to utilize these deferred tax assets on a seven year cycle, consistent with the demonstrated Crane business cycles, as this provides the best information to evaluate the future profitability of the business unit.  At December 31, 2009, the company has concluded that a valuation allowance against the deferred income tax asset for the carryforward is not required to be recognized,  principally because (i) such carryforwards have an indefinite carryforward period, (ii) in the most recent seven-year period the company has utilized carryforwards incurred during the previous crane down cycle, (iii) the company currently expects to utilize any carryforwards created during 2009 over the long term, (iv) in the most recent seven-year period, the company has recognized cumulative profitability, and (v) the company has initiated tax planning actions that will increase future profitability in France.  However, prior to the complete utilization of these carryforwards, particularly if the current economic downturn continues and the company generates operating losses in its French operations for an extended period of time, it is possible the company might conclude that the benefit of the carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point the company would be required to recognize a valuation allowance against some or all of the tax benefit associated with the carryforwards. The company updates its financial forecast of its operations quarterly and continues to closely monitor the utilization of these losses. The recognition of this valuation allowance, if necessary, could have a material adverse effect on our consolidated balance sheet and results of operations.

The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years

U.S. Federal	2006 — 2009
Wisconsin	2006 — 2009
Pennsylvania	2005 — 2009
China	2004 — 2009
France	2006 — 2009
Germany	2001 — 2009

In October 2008, the Internal Revenue Service (IRS) began examinations of the company’s federal consolidated income tax returns for tax years 2006 and 2007 and the Enodis federal consolidated income tax returns for tax years 2006 through 2008.  The company settled the 2006 and 2007 IRS audit in the fourth quarter of 2009 without material financial statement adjustments. In March 2009, the company settled with the Wisconsin Department of Revenue on its income tax returns for the 1997 through 2005 tax years.  As a result, the company reduced its reserve for uncertain tax positions (including tax, interest, and penalties) by $10.5 million related to this audit period during the quarter ended March 31, 2009.  In August 2007, the German tax authorities began an examination of the company’s German entity’s income and trade tax returns for 2001 through 2005.  The French tax authorities began an examination of the company’s French fiscal unity group in January 2009, which covers the 2006 and 2007 tax years.

The company reduced its reserve for uncertain tax positions by $15.4 million during the quarter ended March 31, 2009 as a result of a recent German tax court ruling involving another company with similar circumstances as the company that supported a position taken by the company in a prior tax filing.

In June 2006, the FASB issued guidance prescribing a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The company adopted this guidance, which is included in ASC Topic 740, “Income Taxes,” as of January 1, 2007.  During 2009, the company recorded a decrease in its unrecognized tax benefits of $34.2 million.  Included in the recorded unrecognized tax benefit is a decrease of $10.3 million for accrued interest and penalties.  During 2008, the company recorded additional unrecognized tax benefits of $59.7 million of which $57.0 million resulted from the Enodis acquisition and was recorded in the opening balance sheet through purchase accounting.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Balance at beginning of year	$66.2	$30.5	$27.5
Additions based on tax positions related to the current year	9.4	2.0	18.7
Additions for tax positions of prior years	3.1	—	—
Additions for tax positions of prior years resulting from the Enodis acquisition	—	34.5	—
Reductions for tax positions of prior years	(15.8)	—	(4.9)
Reductions based on settlements with taxing authorities	(7.0)	—	(9.5)
Reductions for lapse of statute	(13.6)	(0.8)	(1.3)
Balance at end of year	$42.3	$66.2	$30.5

Substantially all of the company’s unrecognized tax benefits as of December 31, 2009, 2008 and 2007, if recognized, would affect the effective tax rate.

The company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.  During the years ended December 31, 2009, 2008, and 2007, the company recognized in the Consolidated Statements of Operations $(10.3) million, $24.0 million, and $(1.9) million, respectively, for interest and penalties related to uncertain tax liabilities.  For the year ended December 31, 2008, $22.5 million of the total amount resulted from the Enodis acquisition and was recorded in the opening balance sheet through purchase accounting.  As of December 31, 2009, 2008 and 2007, the company has accrued interest and penalties of $19.9 million, $30.1 million, and $6.2 million, respectively.

During the next 12 months, the company does not expect any material changes in its unrecognized tax benefits.

14.  Earnings Per Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	2009	2008	2007
Basic weighted average common shares outstanding	130,268,670	129,930,749	124,667,931
Effect of dilutive securities - stock options and restricted stock	—	1,699,466	2,821,485
Diluted weighted average common shares outstanding	130,268,670	131,630,215	127,489,416

For the year ended December 31, 2009, the total number of potential dilutive options was 0.5 million.  However, these options were not included in the computation of diluted net loss per common share for the year since to do so would decrease the loss per share.  For the years ended December 31, 2009, 2008 and 2007, 3.4 million, 1.0 million, and 0.0 million, respectively, common shares issuable upon the exercise of stock options, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

15.  Equity

Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

On March 21, 2007, the Board of Directors of the company approved the Rights Agreement between the company and Computershare Trust Company, N.A., as Rights Agent and declared a dividend distribution of one right (a Right) for each outstanding share of Common Stock, par value $0.01 per share, of the company, to shareholders of record at the close of business on March 30, 2007.  In addition to the Rights issued as a dividend on the record date, the Board of Directors has also determined that one Right will be issued together with each share of common stock issued by the company after March 30, 2007.  Generally, each Right, when it becomes exercisable, entitles the registered holder to purchase from the company one share of Common Stock at a purchase price, in cash, of $110.00 per share ($220.00 per share prior to the September 10, 2007 stock split), subject to adjustment as set forth in the Rights Agreement.

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

On July 26, 2007, the Board of Directors authorized a two-for-one split of the company’s common stock.  Record holders of the company’s common stock at the close of business on August 31, 2007 received on September 10, 2007 one additional share of common stock for every share of Manitowoc common stock they owned as of August 31, 2007.  The company’s shares of common stock outstanding at the close of business on August 31, 2007 totaled 62,787,642.  The company’s common stock began trading at its post-split price at the beginning of trading on September 11, 2007.  Per share, share and stock option amounts within this Annual

Report on Form 10-K for all periods presented have been adjusted to reflect the stock split.

The amount and timing of the quarterly dividend is determined by the Board of Directors at its regular meetings each year.  On October 26, 2009, the Board of Directors unanimously adopted a resolution switching the company’s quarterly common stock cash dividend to an annual common stock cash dividend determination.  Beginning in October 2010, and in its regular fall meetings each year thereafter, the Board of Directors will determine the amount, if any, and timing of the annual dividend for that year.  In the years ended December 31, 2009 and December 31, 2008, the company paid a quarterly dividend of $0.02 in cash for each quarter for a cumulative dividend in 2009 and 2008 of $0.08 per share, respectively.  In the year ended December 31, 2007, the company paid a quarterly dividend of $.0175 (adjusted for the stock split in September of 2007) in cash the first two quarters and paid a quarterly dividend of $0.02 in cash in each of the last two quarters for a cumulative dividend in 2007 of $0.075 per share.

Currently, the company has authorization to purchase up to 10 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) of common stock at management’s discretion.  As of December 31, 2009, the company had purchased approximately 7.6 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2009, 2008 or 2007.

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

The components of accumulated other comprehensive income as of December 31, 2009 and 2008 are as follows:

	2009	2008
Foreign currency translation	$86.6	$87.1
Derivative instrument fair market value, net of income taxes of $(1.3) and $(3.2)	(2.5)	(5.9)
Employee pension and postretirement benefit adjustments, net of income taxes of $(12.0) and $(6.8)	(22.3)	(12.7)
	$61.8	$68.5

16.  Stock Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period.  The company granted options to acquire 2.1 million and 0.5 million shares of stock to officers, directors, including non-employee directors and employees during the first quarter of 2009 and 2008, respectively.  The stock option grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date.  All other stock option grants become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  In addition, the company issued 0.2 million shares of restricted stock during each of the first quarters of 2009 and 2008.  The restrictions on all shares of restricted stock expire on the third anniversary of the grant date.

Effective January 1, 2006, the company adopted ASC Topic 718-10, “Compensation-Stock Compensation,” which requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period) of the grant. Upon adoption, the company transitioned to using the modified prospective application, under which compensation expense is only recognized in the Consolidated Statements of Operations beginning with the first period that ASC Topic 718-10 was effective and continuing to be expensed thereafter. The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.

As a result of the adoption of ASC Topic 718-10, the company recognized $5.3 million ($4.9 million after taxes), $6.5 million ($6.4 million after taxes) and $6.2 million ($4.5 million after taxes) of compensation expense associated with stock options for the years ended December 31, 2009, 2008 and 2007, respectively.

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

A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price):

		Weighted
		Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Options outstanding as of January 1, 2008	4.5	$15.43
Granted	0.5	39.27
Exercised	(0.5)	8.97
Cancelled	(0.2)	24.47
Options outstanding as of December 31, 2008	4.3	$18.21
Granted	2.1	4.41
Exercised	(0.2)	6.75
Cancelled	(0.2)	17.69
Options outstanding as of December 31, 2009	6.0	$13.67	$15.0

Options exercisable as of:
January 1, 2008	1.6	$8.85
December 31, 2008	1.9	$11.05
December 31, 2009	2.7	$14.36	$3.5

The outstanding stock options at December 31, 2009 have a range of exercise prices of $4.23 to $47.84 per option.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2009 (in millions, except weight average remaining contractual life and weighted average exercise price):

		Weighted Average
		Remaining
	Outstanding	Contractual	Weighted Average	Exercisable	Weighted Average
Range of Exercise Price	Options	Life (Years)	Exercise Price	Options	Exercise Price

$4.23 - $6.00	2.2	8.7	$4.44	0.2	$4.77
$6.01 - $7.00	0.4	2.6	6.31	0.4	6.31
$7.01 - $9.00	0.5	3.4	7.90	0.5	7.91
$9.01 - $10.20	0.6	5.3	10.13	0.5	10.14
$10.21 - $18.00	0.3	5.3	10.47	0.2	10.44
$18.01 - $25.00	0.4	6.2	18.89	0.2	18.93
$25.01 - $27.50	0.5	6.3	26.11	0.4	26.10
$27.51 - $29.52	0.6	7.2	29.51	0.3	29.51
$35.97 - $47.84	0.5	8.0	38.98	—	38.99
	6.0	6.8	$13.67	2.7	$14.36

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

As of December 31, 2009, the company has $11.9 million of unrecognized compensation expense which will be recognized over the next five years.

The weighted average fair value of options granted per share during the years ended December 31, 2009, 2008 and 2007 was $1.89, $15.34 and $12.56, respectively.  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2009	2008	2007

Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	2.2%	4.4%	4.4%
Expected volatility	43.0%	35.0%	35.0%
Expected dividend yield	0.3%	0.3%	0.3%

For the years ended December 31, 2009, 2008 and 2007 the total intrinsic value of stock options exercised was $0.5 million, $13.8 million and $45.9 million, respectively.

17. Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated remaining cost to complete the clean up of this site is approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at December 31, 2009 and 2008 is $0.7 and $0.8 million, respectively.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

As of December 31, 2009, the company also held reserves for environmental matters related to Enodis locations of approximately $1.6 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of December 31, 2009, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2009, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2009 were $28.0 million; $9.6 million was reserved specifically for actual cases and $18.4 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2009 and December 31, 2008, the company had reserved $113.6 million and $123.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

The company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution is not expected to have a material adverse effect on the company’s financial condition, results of operations, or cash flows

18. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at December 31, 2009 and December 31, 2008, was $72.2 million and $105.8 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2009 and December 31, 2008, was $80.6 million and $105.1 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2013.

During the years ended December 31, 2009 and 2008, the company sold $6.1 million and $3.7 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions are reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2009 and 2008 customers have paid $11.5 million and $7.5 million, respectively, of the notes to the third party financing companies.  As of December 31, 2009 and 2008, the outstanding balance of the notes receivables guaranteed by the company was $9.0 million and $14.5 million, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the years ended December 31, 2009 and 2008.

	2009	2008
Balance at beginning of period	$123.5	$91.2
Accruals for warranties issued during the period	74.4	61.0
Acquisitions	—	33.4
Settlements made (in cash or in kind) during the period	(85.5)	(61.1)
Currency translation	1.2	(1.0)
Balance at end of period	$113.6	$123.5

19. Restructuring

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted the company’s tower crane product sales.  As a result of the continued worldwide decline in crane sales during the year ended December 31, 2009, the company recorded an additional $29.0 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  The restructuring plans will reduce the Crane segment workforce by approximately 40% of 2008 year-end levels.  As of December 31, 2009, $20.2 million of benefit payments had been made with respect to the workforce reductions.

The following is a rollforward of all restructuring activities relating to the Crane segment for the year ended December 31, 2009:

(in millions)	Restructuring Reserve Balance as of 12/31/08	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of 12/31/09

Involuntary employee terminations and related costs	$21.1	$29.0	$(20.2)	$29.9

The Foodservice segment also recorded restructuring expenses of $10.6 million during the year ended December 31, 2009 as a result of closing its Harford-Duracool facility in Aberdeen, Maryland in the second quarter and its McCall facility in Parsons, Tennessee in the third quarter.

The following is a rollforward of all restructuring activities relating to the Foodservice segment for the year ended December 31, 2009:

(in millions)	Restructuring Reserve Balance as of 12/31/08	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of 12/31/09

Involuntary employee terminations and related costs	$—	$1.0	$(1.0)	$—

Facility closure costs	—	8.4	(8.4)	—

Other	—	1.2	(1.2)	—

	$—	$10.6	$(10.6)	$—

In addition, $23.4 million of the Enodis acquisition related reserves were utilized during the year ended December 31, 2009.  As of December 31, 2009 the balance of these reserves was $47.6 million.  See further detail related to the restructuring activities at Note 3, “Acquisitions.”

20. Employee Benefit Plans

The company maintains three defined contribution retirement plans for its employees: (1) The Manitowoc Company, Inc. 401(k) Retirement Plan (the “Manitowoc 401(k) Retirement Plan”); (2) The Manitowoc Company, Inc. Retirement Savings Plan (the “Manitowoc Retirement Savings Plan”); and The Manitowoc Company, Inc. Deferred Compensation Plan (the “Manitowoc Deferred Compensation Plan”).  Each plan results in individual participant balances that reflect a combination of amounts contributed by the company or deferred by the participant, amounts invested at the direction of either the company or the participant, and the continuing reinvestment of returns until the accounts are distributed.

Manitowoc 401(k) Retirement Plan.  The Manitowoc 401(k) Retirement Plan is a tax-qualified retirement plan that is available to substantially all non-union U.S. employees of Manitowoc, its subsidiaries and related entities.  The company merged the accounts of non-union participants in the Enodis Corporation 401(k) Plan with and into the Manitowoc 401(k) Retirement Plan on December 31, 2009.

The Manitowoc 401(k) Retirement Plan allows employees to make both pre- and post-tax elective deferrals, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Tax Code”).  The company also has the right to make the following additional contributions: (1) a matching contribution based upon individual employee deferrals; (2) an economic value added (“EVA”) based company contribution; and (3) an additional non-EVA-based company contribution.  Each participant in the Manitowoc 401(k) Retirement Plan is allowed to direct the investment of that participant’s account among a diverse mix of investment funds, including a company stock alternative.  To the extent that any funds are invested in company stock, that portion of the Manitowoc 401(k) Retirement Plan is an employee stock ownership plan, as defined under the Tax Code (an “ESOP”).

The terms governing the retirement benefits under the Manitowoc 401(k) Retirement Plan are the same for the company’s executive officers as they are for other eligible employees in the U.S.

Manitowoc Retirement Savings Plan. The Manitowoc Retirement Savings Plan is a tax-qualified retirement plan that is available to certain collectively bargained U.S. employees of Manitowoc, its subsidiaries and related entities.  The company merged the following plans with and into the Manitowoc Retirement Savings Plan on December 31, 2009: (1) The Manitowoc Cranes, Inc. Hourly-Paid Employees’ Deferred Profit-Sharing Plan; (2) the Manitowoc Ice, Inc. Hourly-Paid Employees’ Deferred Profit-Sharing Plan; and (3) the accounts of collectively bargained participants in the Enodis Corporation 401(k) Plan.

The Manitowoc Retirement Savings Plan allows employees to make both pre- and post-tax elective deferrals, subject to certain limitations under the Tax Code.  The company also has the right to make the following additional contributions: (1) a matching contribution based upon individual employee deferrals; and (2) an additional discretionary or fixed company contribution.  Each participant in the Manitowoc Retirement Savings Plan is allowed to direct the investment of that participant’s account among a diverse mix of investment funds, including a company stock alternative.  To the extent that any funds are invested in company stock, that portion of the Manitowoc Retirement Savings Plan is an ESOP.

The company’s executives are not eligible to participate in the Manitowoc Retirement Savings Plan.   Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $13.3 million, $28.4 million and $36.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Manitowoc Deferred Compensation Plan.  The Manitowoc Deferred Compensation Plan is a non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and for directors.  On December 31, 2009, the company merged the Enodis Corporation Supplemental Executive Retirement Plan, another defined contribution deferred compensation plan, with and into the Manitowoc Deferred Compensation Plan.  The company maintains the Manitowoc Deferred Compensation Plan to allow eligible individuals to save for retirement in a tax-efficient manner despite Tax Code restrictions that would otherwise impair their ability to do so under the Manitowoc 401(k) Retirement Plan.  The Manitowoc Deferred Compensation Plan also assists the company in retaining those key employees and directors.

The Manitowoc Deferred Compensation Plan accounts are credited with: (1) elective deferrals made at the request of the individual participant; and/or (2) a discretionary company contribution for each individual participant.  Although unfunded within the meaning of the Tax Code, the Manitowoc Deferred Compensation Plan utilizes a rabbi trust to hold assets intended to satisfy the company’s corresponding future benefit obligations.  Each participant in the Manitowoc Deferred Compensation Plan is credited with interest based upon individual elections from amongst a diverse mix of investment funds that are intended to reflect investment funds similar to those offered under the Manitowoc 401(k) Retirement Plan, including company stock.  Participants do not receive preferential or above-market rates of return under the Manitowoc Deferred Compensation Plan.

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

Program A is accounted for as a plan which does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $2.2 million at December 31, 2009 and $2.3 million at December 31, 2008.  These amounts are offset in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Program B is accounted for as a plan which permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, included in other non-current assets, and obligation, included in other non-current liabilities, were both $12.6 million at December 31, 2009 and $9.6 million at December 31, 2008.  The net impact on the Consolidated Statements of Operations was $0 for the years ended December 31, 2009, 2008 and 2007.

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

The components of period benefit costs for the years ended December 31, 2009, 2008 and 2007are as follows:

	US Pension Plans			Non-U.S. Pension Plans			Postretirement Health and Other
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost - benefits earned during the year	$0.6	$0.1	$—	$1.8	$1.9	$2.1	$0.8	$0.8	$0.7
Interest cost of projected benefit obligation	10.4	7.8	7.0	11.6	5.0	3.6	3.6	3.2	3.3
Expected return on assets	(9.4)	(7.2)	(7.0)	(10.4)	(4.1)	(3.1)	—	—	—
Amortization of actuarial net (gain) loss	0.3	—	0.7	—	—	—	0.1	—	0.3
Curtailment gain recognized	—	—	—	(1.0)	—	—	—	—	—
Settlement gain recognized	—	—	—	0.5	0.1	0.8	—	—	—
Special termination benefit	—	—	—	—	—	5.3	—	—	—
Net periodic benefit cost	$1.9	$0.7	$0.7	$2.5	$2.9	$8.7	$4.5	$4.0	$4.3
Weighted average assumptions:
Discount rate	6.20%	6.61%	5.75%	6.25%	6.14%	4.81%	6.23%	6.52%	5.75%
Expected return on plan assets	5.80%	5.92%	8.25%	6.13%	5.95%	6.03%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	4.19%	4.18%	3.88%	4.00%	4.00%	N/A

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

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2009 and 2008.

	US Pension Plans		Non-U.S. Pension Plans		Postretirement Health and Other
	2009	2008	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning of year	$172.8	$113.9	$185.2	$63.7	$60.8	$50.2
Service cost	0.6	0.1	1.8	1.9	0.8	0.8
Interest cost	10.4	7.8	11.6	5.0	3.7	3.2
Participant contributions	—	—	0.2	0.1	2.0	1.9
Plan curtailments	—	—	(3.1)	—	—	—
Plan settlements	—	—	—	—	—	—
Special termination benefits	—	—	—	—	—	—
Net transfer in/(out)	—	42.6	(7.1)	123.3	—	4.0
Actuarial loss (gain)	4.2	13.7	21.7	13.5	2.0	6.4
Currency translation adjustment	—	—	15.0	(17.3)	0.2	0.1
Benefits paid	(12.4)	(5.3)	(16.0)	(5.0)	(6.5)	(5.8)
Benefit obligation, end of year	175.6	172.8	209.3	185.2	63.0	60.8
Change in Plan Assets
Fair value of plan assets, beginning of year	165.6	119.2	159.9	51.4	—	—
Actual return on plan assets	1.1	22.1	16.8	5.6	—	—
Employer contributions	1.9	0.7	7.5	4.1	4.5	3.9
Participant contributions	—	—	0.1	0.1	2.0	1.9
Plan settlements	—	—	—	—	—	—
Currency translation adjustment	—	—	14.7	(18.8)	—	—
Net transfer in/(out)	—	28.9	—	122.5	—	—
Benefits paid	(12.4)	(5.3)	(16.0)	(5.0)	(6.5)	(5.8)
Fair value of plan assets, end of year	156.2	165.6	183.0	159.9	—	—
Funded status	$(19.4)	$(7.2)	$(26.3)	$(25.3)	$(63.0)	$(60.8)
Amounts recognized in the Consolidated Balance sheet at December 31
Pension asset	$—	$11.0	$1.4	$6.8	$—	$—
Pension obligation	(19.4)	(18.2)	(27.7)	(32.1)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(63.0)	(60.8)
Net amount recognized	$(19.4)	$(7.2)	$(26.3)	$(25.3)	$(63.0)	$(60.8)
Weighted-Average Assumptions
Discount rate	6.00%	6.20%	5.62%	6.25%	5.99%	6.23%
Expected return on plan assets	5.80%	5.92%	6.13%	5.95%	N/A	N/A

Amounts recognized in accumulated other comprehensive income as of December 31, 2009 and 2008, consist of the following:

	Pensions		Postretirement health and other
	2009	2008	2009	2008
Net actuarial gain (loss)	$(41.1)	$(15.2)	$(7.9)	$(6.0)
Prior service credit	0.2	0.3	—	—
Total amount recognized	$(40.9)	$(14.9)	$(7.9)	$(6.0)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are not significant for the pension and the postretirement health and other plans.

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009.  The rate was assumed to decrease gradually to 5.0% for 2019 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The following table summarizes the sensitivity of our December 31, 2009 retirement obligations and 2010 retirement benefit costs of our plans to changes in the key assumptions used to determine those results:

		Estimated increase		Estimated increase
		(decrease) in Projected	Estimated increase	(decrease) in Other
	Estimated increase	Benefit Obligation for the	(decrease) in Other	Postretirement Benefit Obligation
	(decrease) in 2010	year ended	Postretirement	for the year ended
Change in assumption:	pension cost	December 31, 2009	Benefit costs	December 31, 2009

0.50% increase in discount rate	$(0.2)	$(23.1)	$(0.1)	$(2.7)
0.50% decrease in discount rate	1.3	24.6	0.2	2.8
0.50% increase in long-term return on assets	(1.6)	—	—	—
0.50% decrease in long-term return on assets	1.6	—	—	—
1% increase in medical trend rates	—	—	1.1	5.8
1% decrease in medical trend rates	—	—	(0.5)	(5.1)

It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the U.S. pension plans at December 31, 2009 and 2008, by asset category are as follows:

	2009	2008
Equity	14.0%	16.6%
Fixed income	86.0	83.4
Other	—	—
	100.0%	100.0%

The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2009 and 2008, by asset category are as follows:

	2009	2008
Equity	28.0%	26.9%
Fixed income	62.0	72.5
Other	10.0	0.6
	100.0%	100.0%

The Board of Directors has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts.  The Committee is committed to diversification to reduce the risk of large losses.  On a quarterly basis, the Committee reviews progress towards achieving the pension plans’ and individual managers’ performance objectives.

Investment Strategy The overall objective of our pension assets is to earn a rate of return over time to satisfy the benefit obligations of the pension plans and to maintain sufficient liquidity to pay benefits and address other cash requirements of the pension fund. Specific investment objectives for our long-term investment strategy include reducing the volatility of pension assets relative to pension liabilities, achieving a competitive, total investment return, achieving diversification between and within asset classes and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified.

We review our long-term, strategic asset allocations annually. We use various analytics to determine the optimal asset mix and consider plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. We identify investment benchmarks for the asset classes in the strategic asset allocation that are market-based and investable where possible.

Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions. The asset allocation is monitored and rebalanced on a monthly basis.

The actual allocations for the pension assets at December 31, 2009 and 2008, and target allocations by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	International Plans	U.S. Plans	International Plans

Equity Securities	10–60%	38–50%	14%	28%

Debt Securities	40–90%	36–57%	86%	62%

Other	0%	0–10%	0%	10%

Risk Management In managing the plan assets, we review and manage risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk. Liability management and asset class diversification are central to our risk management approach and are integral to the overall investment strategy. Further, asset classes are constructed to achieve diversification by investment strategy, by investment manager, by industry or sector and by holding.  Investment manager guidelines for publicly traded assets are specified and are monitored regularly.

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$1.9	$—	$—	$1.9
Corporate equity	0.4	—	—	0.4
Insurance group annuity contracts	—	—	16.0	16.0
Common/collective trust funds — Government debt	—	48.2	—	48.2
Common/collective trust funds — Corporate and other non-government debt	—	121.0	—	121.0
Common/collective trust funds — Government, corporate and other non-government debt	—	55.4	—	55.4
Common/collective trust funds — Corporate equity	—	74.1	—	74.1
Common/collective trust funds — Customized strategy	—	21.6	—	21.6
Other	—	0.6	—	0.6

Total	$2.3	$320.9	$16.0	$339.2

Cash equivalents and other short-term investments, which are used to pay benefits, are primarily held in registered money market funds which are valued using a market approach based on the quoted market prices of identical instruments. Other cash equivalent and short-term investments are valued daily by the fund using a market approach with inputs that include quoted market prices for similar instruments.

Corporate equity securities are primarily valued using a market approach based on the quoted market prices of identical instruments.

Insurance group annuity contracts are valued at the present value of the future benefit payments owed by the insurance company to the Plans’ participants.

Common/collective funds are typically common or collective trusts valued at their net asset values (NAVs) that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

A reconciliation of the fair values measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

Insurance
Contracts

Balance, December 31, 2008	$—
Purchase of annuity	17.5
Actual return on assets	(0.9)
Benefit payments	(0.6)
Balance, December 31, 2009	$16.0

In conjunction with the Enodis acquisition and effective as of December 31, 2008, the company merged all but one of the Enodis U.S. pension plans into the Manitowoc U.S. merged pension plan.  The unmerged plan continues to accrue benefits for the enrolled participants, while the remaining merged plans had benefit accruals frozen prior to the merger of the plans.  Effective January 1, 2007, the company merged all Manitowoc U.S. pension plans together and made a contribution of $27.2 million that is expected to fully fund the ongoing pension liability.  At the same time the company also changed its investment policy to more closely align the interest rate sensitivity of its pension assets with the corresponding liabilities.  The resulting asset allocation is approximately 10% equities and 90% fixed income.  This funding and change in allocation removed a significant portion of the U.S. pension’s volatility arising from unpredictable changes in interest rates and the equity markets.  This decision will protect the company’s balance sheet as well as support its goal of minimizing unexpected future pension cash contributions based upon the new provisions of the Pension Protection Act and protect our employees’ benefits.

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

The expected 2010 contributions for the U.S. pension plans are as follows: the minimum contribution for 2010 is $1.9 million; the discretionary contribution is $0 million; and the non-cash contribution is $0.  The expected 2010 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2010 is $4.4 million; the discretionary contribution is $0; and the non-cash contribution is $0.  Expected company paid claims for the postretirement health and life insurance plans are $4.6 million for 2010.  Projected benefit payments from the plans as of December 31, 2009 are estimated as follows:

	U.S Pension	Non-U.S.	Postretirement Health and
	Plans	Pension Plans	Other
2010	$9.5	$12.0	$4.6
2011	9.7	11.7	4.7
2012	9.9	11.9	4.9
2013	10.4	13.0	5.1
2014	10.7	14.1	5.4
2015 — 2019	61.3	80.6	30.9

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2009 and 2008 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
	2009	2008	2009	2008
Projected benefit obligation	$175.6	$30.3	$173.9	$38.4
Accumulated benefit obligation	175.6	30.3	170.6	35.6
Fair value of plan assets	156.1	12.1	146.2	6.2

The accumulated benefit obligation for all U.S. pension plans as of December 31, 2009 and 2008 was $175.6 million and $172.8 million, respectively.  The accumulated benefit obligation for all non-U.S. pension plans as of December 31, 2009 and 2008 was $204.5 million and $179.6 million, respectively.

The measurement date for all plans is December 31, 2009.

The company also maintains a target benefit plan for certain executive officers of the company.  Expenses related to the plan in the amount of $1.3 million, $4.1 million and $3.0 million were recorded in 2009, 2008 and 2007, respectively.  Amounts accrued as of December 31, 2009 and 2008 related to this plan were $18.7 million and $16.5 million, respectively.

21. Leases

The company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $43.8 million, $33.9 million and $28.0 million in 2009, 2008 and 2007, respectively.  Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2009, are payable as follows:

2010	$43.6
2011	35.8
2012	28.2
2013	25.0
2014	17.6
Thereafter	45.9
Total	$196.1

22. Business Segments

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

The Crane business is a global provider of engineered lift solutions which designs, manufactures and markets a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  The Crane products are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, commercial and high-rise residential construction, mining and dredging.  Our crane-related product support services are principally marketed under the Crane Care brand name and include maintenance and repair services and parts supply.

Our Foodservice equipment business designs, manufactures and sells primary cooking and warming equipment; ice-cube machines, ice flaker machines and storage bins; refrigerator and freezer equipment; warewashing equipment; beverage dispensers and related products; serving and storage equipment; and food-preparation equipment.  Our suite of products is used by commercial and institutional foodservice operators such as full service restaurants, QSR chains, hotels, industrial caterers, supermarkets, convenience stores, hospitals, schools and other institutions.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense and income tax expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2009, 2008 and 2007 is as follows.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segments operating earnings for each year below.

	2009	2008	2007

Net sales from continuing operations:
Crane	$2,285.0	$3,882.9	$3,245.7
Foodservice	1,497.6	620.1	438.3
Total	$3,782.6	$4,503.0	$3,684.0

Operating earnings (loss) from continuing operations:
Crane	$145.0	$555.6	$470.5
Foodservice	174.3	56.8	61.3
Corporate	(44.4)	(51.7)	(48.2)
Amortization expense	(39.5)	(11.6)	(5.8)
Gain on sale of parts line	—	—	3.3
Goodwill impairment	(548.8)	—	—
Intangible asset impairment	(151.2)	—	—
Restructuring expense	(39.6)	(21.7)	—
Integration expense	(3.6)	(7.6)	—
Loss on sale of product lines	(3.4)	—	—
Pension settlements	—	—	(5.3)
Operating earnings (loss) from continuing operations	$(511.2)	$519.8	$475.8

Capital expenditures:
Crane	$51.5	$129.4	$103.7
Foodservice	18.4	10.9	3.7
Corporate	2.6	10.0	5.4
Total	$72.5	$150.3	$112.8

Total depreciation:
Crane	$55.3	$66.3	$70.4
Foodservice	33.5	12.4	8.0
Corporate	2.8	1.5	1.8
Total	$91.6	$80.2	$80.2

Total assets:
Crane	$1,738.4	$2,223.7	$1,958.0
Foodservice	2,279.5	3,389.4	341.5
Corporate	260.8	473.0	571.9
Total	$4,278.7	$6,086.1	$2,871.4

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2009	2008	2007	2009	2008
United States	$1,862.6	$1,896.6	$1,627.4	$457.7	$484.0
Other North America	177.3	127.7	114.1	7.4	7.4
Europe	824.8	1,444.2	1,215.0	264.6	450.2
Asia	279.1	395.0	299.5	76.4	80.0
Middle East	274.6	314.0	183.0	1.8	1.8
Central and South America	155.0	117.4	61.9	0.3	0.6
Africa	88.9	82.8	64.2	—	—
South Pacific and Caribbean	32.2	13.5	16.0	5.2	5.4
Australia	88.1	111.8	102.9	1.2	2.2
Total	$3,782.6	$4,503.0	$3,684.0	$814.6	$1,031.6

Net sales from continuing operations and long-lived asset information for Europe primarily relate to France, Germany and the United Kingdom.

23. Subsidiary Guarantors of Senior Notes due 2013

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2013, which include substantially all of the domestic, wholly-owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the Parent, which do not guarantee the Senior Notes due 2013 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the Parent.  During the fourth quarter of 2009, the company changed the method of allocating the provision for taxes on earnings between parent, guarantor subsidiaries and non guarantor subsidiaries from a pro rata methodology to a method that approximates the income tax as determined on a separate return basis.  This change in method reduced tax expense of the guarantor subsidiaries and reduced the tax benefit of the parent by $209.4 million and $46.3 million in 2009 and 2008, respectively.  The change would not have been material in 2007.

Refer to Note 26 for updated information regarding guarantors.

Condensed Consolidating Statement of Operations

For the year ended December 31, 2009

			Non-
		Guarantor	Guarantor
(In millions of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,585.1	$2,637.1	$(439.6)	$3,782.6
Costs and expenses:
Cost of sales	—	1,283.3	2,114.3	(439.6)	2,958.0
Engineering, selling and administrative expenses	41.2	132.4	376.1	—	549.7
Restructuring expense	—	11.1	28.5	—	39.6
Amortization expense	—	2.0	37.5	—	39.5
Goodwill and intangible asset impairment	—	—	700.0	—	700.0
Loss on sale of product lines	—	—	3.4	—	3.4
Integration expense	—	3.3	0.3	—	3.6
Equity in (earnings) loss of subsidiaries	641.3	(7.0)	—	(634.3)	—
Total costs and expenses	682.5	1,425.1	3,260.1	(1,073.9)	4,293.8

Operating earnings (loss) from continuing operations	(682.5)	160.0	(623.0)	634.3	(511.2)

Other income (expenses):
Interest expense	(160.5)	(3.1)	(10.4)	—	(174.0)
Amortization of deferred financing fees	(28.8)	—	—	—	(28.8)
Loss on debt extinguishment	(9.2)	—	—	—	(9.2)
Management fee income (expense)	38.8	(27.4)	(11.4)	—	—
Other income (expense)-net	100.0	(17.5)	(64.7)	—	17.8
Total other expenses	(59.7)	(48.0)	(86.5)	—	(194.2)

Earnings (loss) from continuing operations before taxes on earnings	(742.2)	112.0	(709.5)	634.3	(705.4)
Provision (benefit) for taxes on earnings	(38.0)	48.1	(68.9)	—	(58.8)
Earnings (loss) from continuing operations	(704.2)	63.9	(640.6)	634.3	(646.6)

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(2.3)	(33.6)	—	(35.9)
Gain (loss) on sale of discontinued operations, net of income taxes	—	0.8	(25.0)	—	(24.2)
Net earnings (loss)	(704.2)	62.4	(699.2)	634.3	(706.7)
Less: Net loss attributable to noncontrolling interest	—	—	(2.5)	—	(2.5)
Net earnings (loss) attributable to Manitowoc	$(704.2)	$62.4	$(696.7)	$634.3	$(704.2)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2008

			Non-
		Guarantor	Guarantor
(In millions of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,400.0	$2,776.4	$(673.4)	$4,503.0
Costs and expenses:
Cost of sales	—	1,940.2	2,220.4	(673.4)	3,487.2
Engineering, selling and administrative expenses	53.9	165.6	235.6	—	455.1
Restructuring expense	—	0.1	21.6	—	21.7
Amortization expense	—	2.0	9.6	—	11.6
Integration expense	—	7.6	—	—	7.6
Equity in (earnings) loss of subsidiaries	(207.7)	(8.5)	—	216.2	—
Total costs and expenses	(153.8)	2,107.0	2,487.2	(457.2)	3,983.2

Operating earnings (loss) from continuing operations	153.8	293.0	289.2	(216.2)	519.8

Other income (expenses):
Interest expense	(35.3)	(3.7)	(15.1)	—	(54.1)
Loss on currency hedges	(379.4)	—	—	—	(379.4)
Loss on debt extinguishment	(4.1)	—	—	—	(4.1)
Management fee income (expense)	52.5	(46.8)	(5.7)	—	—
Other income (expense)-net	101.4	(10.9)	(93.5)	—	(3.0)
Total other expenses	(264.9)	(61.4)	(114.3)	—	(440.6)

Earnings (loss) from continuing operations before taxes on earnings	(111.1)	231.6	174.9	(216.2)	79.2
Provision (benefit) for taxes on earnings	(121.1)	56.4	45.5	—	(19.2)
Earnings (loss) from continuing operations	10.0	175.2	129.4	(216.2)	98.4

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(139.9)	(3.5)	—	(143.4)
Gain on sale of discontinued operations, net of income taxes	—	53.1	—	—	53.1
Net earnings (loss)	10.0	88.4	125.9	(216.2)	8.1
Less: Net loss attributable to noncontrolling interest	—	—	(1.9)	—	(1.9)
Net earnings (loss) attributable to Manitowoc	$10.0	$88.4	$127.8	$(216.2)	$10.0

Condensed Consolidating Statement of Operations

For the year ended December 31, 2007

			Non-
		Guarantor	Guarantor
(In millions of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,097.4	$2,091.2	$(504.6)	$3,684.0
Costs and expenses:
Cost of sales	—	1,658.5	1,668.6	(504.6)	2,822.5
Engineering, selling and administrative expenses	47.1	163.2	167.6	—	377.9
Gain on sale of parts line	—	(3.3)	—	—	(3.3)
Pension settlements	1.3	—	4.0	—	5.3
Amortization expense	—	1.9	3.9	—	5.8
Equity in (earnings) loss of subsidiaries	(303.2)	(5.2)	—	308.4	—
Total costs and expenses	(254.8)	1,815.1	1,844.1	(196.2)	3,208.2

Operating earnings (loss) from continuing operations	254.8	282.3	247.1	(308.4)	475.8

Other income (expenses):
Interest expense	(22.6)	(4.8)	(8.8)	—	(36.2)
Loss on debt extinguishment	(12.5)	—	—	—	(12.5)
Management fee income (expense)	59.5	(60.3)	0.8	—	—
Other income (expense)-net	70.6	(18.7)	(42.1)	—	9.8
Total other expenses	95.0	(83.8)	(50.1)	—	(38.9)

Earnings (loss) from continuing operations before taxes on earnings	349.8	198.5	197.0	(308.4)	436.9
Provision (benefit) for taxes on earnings (loss)	13.1	54.5	54.5	—	122.1
Earnings (loss) from continuing operations	336.7	144.0	142.5	(308.4)	314.8

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	20.7	1.2	—	21.9
Net earnings (loss)	336.7	164.7	143.7	(308.4)	336.7
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net earnings (loss) attributable to Manitowoc	$336.7	$164.7	$143.7	$(308.4)	$336.7

Condensed Consolidating Balance Sheet

As of December 31, 2009

			Non-
		Guarantor	Guarantor
(In millions of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$18.0	$10.6	$77.2	$—	$105.8
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	1.4	—	6.5
Accounts receivable — net	0.4	51.8	271.0	—	323.2
Inventories — net	—	151.5	444.0	—	595.5
Deferred income taxes	109.6	—	32.4	—	142.0
Other current assets	27.5	5.8	51.0	—	84.3
Total current assets	163.2	219.7	877.0	—	1,259.9

Property, plant and equipment — net	11.3	217.7	444.7	—	673.7
Goodwill	—	278.4	968.4	—	1,246.8
Other intangible assets — net	—	67.6	889.8	—	957.4
Other non-current assets	108.0	10.1	22.8	—	140.9
Investment in affiliates	3,418.4	32.1	—	(3,513.5)	—
Total assets	$3,763.9	$825.6	$3,202.7	$(3,513.5)	$4,278.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$47.5	$116.1	$638.0	$—	$801.6
Short-term borrowings and current portion of long-term debt	105.2	0.6	39.1	—	144.9
Customer advances	—	30.5	40.7	—	71.2
Product warranties	—	35.0	61.5	—	96.5
Product liabilities	—	18.6	9.4	—	28.0
Total current liabilities	152.7	200.8	788.7	—	1,142.2

Non-Current Liabilities:
Long-term debt, less current portion	2,008.4	3.0	16.1	—	2,027.5
Deferred income taxes	234.9	—	(20.1)	—	214.8
Pension obligations	11.0	3.0	33.4	—	47.4
Postretirement health and other benefit obligations	55.7	—	3.1	—	58.8
Intercompany	593.3	(2,303.8)	1,710.5	—	—
Long-term deferred revenue	—	5.0	26.8	—	31.8
Other non-current liabilities	100.0	13.0	36.0	—	149.0
Total non-current liabilities	3,003.3	(2,279.8)	1,805.8	—	2,529.3

Equity:
Manitowoc stockholders’ equity	607.9	2,904.6	608.9	(3,513.5)	607.9
Noncontrolling interest	—	—	(0.7)	—	(0.7)
Total equity	607.9	2,904.6	608.2	(3,513.5)	607.2

Total liabilities and stockholders’ equity	$3,763.9	$825.6	$3,202.7	$(3,513.5)	$4,278.7

Condensed Consolidating Balance Sheet

As of December 31, 2008

			Non-
		Guarantor	Guarantor
(In millions of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2.1	$60.6	$110.3	$—	$173.0
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	—	—	5.1
Accounts receivable — net	0.3	127.6	480.3	—	608.2
Inventories — net	—	286.5	638.8	—	925.3
Deferred income taxes	53.5	—	84.6	—	138.1
Other current assets	116.6	12.4	48.9	—	177.9
Current assets of discontinued operations	—	—	124.8	—	124.8
Total current assets	180.2	487.1	1,487.7	—	2,155.0

Property, plant and equipment — net	11.5	226.9	490.4	—	728.8
Goodwill	—	278.7	1,611.8	—	1,890.5
Other intangible assets — net	—	69.6	939.4	—	1,009.0
Deferred income taxes	25.0	—	(25.0)	—	—
Other non-current assets	143.1	12.8	23.8	—	179.7
Long-term assets of discontinued operations	—	—	123.1	—	123.1
Investment in affiliates	2,461.8	23.6	—	(2,485.4)	—
Total assets	$2,821.6	$1,098.7	$4,651.2	$(2,485.4)	$6,086.1

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$66.6	$319.5	$820.2	$—	$1,206.3
Short-term borrowings and current portion of long-term debt	114.6	—	67.7	—	182.3
Customer advances	—	23.6	24.9	—	48.5
Product warranties	—	40.2	61.8	—	102.0
Product liabilities	—	23.3	11.1	—	34.4
Current liabilities of discontinued operations	—	—	44.6	—	44.6
Total current liabilities	181.2	406.6	1,030.3	—	1,618.1

Non-Current Liabilities:
Long-term debt, less current portion	2,458.8	—	14.2	—	2,473.0
Deferred income taxes	—	—	283.7	—	283.7
Pension obligations	9.6	3.2	35.2	—	48.0
Postretirement health and other benefit obligations	51.6	—	4.3	—	55.9
Intercompany	(1,248.7)	(1,156.2)	2,404.9	—	—
Long-term deferred revenue	—	9.5	46.8	—	56.3
Other non-current liabilities	46.8	16.3	165.7	—	228.8
Total non-current liabilities	1,318.1	(1,127.2)	2,954.8	—	3,145.7

Equity:
Manitowoc stockholders’ equity	1,322.3	1,819.3	664.3	(2,485.4)	1,320.5
Noncontrolling interest	—	—	1.8	—	1.8
Total equity	1,322.3	1,819.3	666.1	(2,485.4)	1,322.3

Total liabilities and stockholders’ equity	$2,821.6	$1,098.7	$4,651.2	$(2,485.4)	$6,086.1

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2009

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$42.0	$110.2	$210.5	$—	$362.7
Cash provided by (used for) operating activities of discontinued operations	—	(10.2)	(13.9)	—	(24.1)
Net cash provided by (used for) operating activities	42.0	100.0	196.6	—	338.6

Cash Flows from Investing:
Capital expenditures	(2.1)	(24.7)	(45.7)	—	(72.5)
Restricted cash	—	—	(1.4)	—	(1.4)
Proceeds from sale of property, plant and equipment	—	0.3	4.3	—	4.6
Proceeds from the sale of product lines	—	—	15.0	—	15.0
Proceeds from sale of business	—	0.9	148.3	—	149.2
Intercompany investments	462.6	(126.5)	(336.1)	—	—
Net cash provided by (used for) investing activities	460.5	(150.0)	(215.6)	—	94.9

Cash Flows from Financing:
Proceeds from long-term debt	—	3.7	132.6	—	136.3
Payments on long-term debt	(443.0)	—	(150.8)	—	(593.8)
Payments on revolving credit facility - net	(17.0)	—	—	—	(17.0)
Payments on notes financing - net	—	(3.7)	(1.7)	—	(5.4)
Debt issuance costs	(18.1)	—	—	—	(18.1)
Dividends paid	(10.5)	—	—	—	(10.5)
Exercises of stock options	2.0	—	—	—	2.0
Net used for financing activities	(486.6)	—	(19.9)	—	(506.5)

Effect of exchange rate changes on cash	—	—	5.8	—	5.8

Net increase (decrease) in cash and cash equivalents	15.9	(50.0)	(33.1)	—	(67.2)

Balance at beginning of period	2.1	60.6	110.3	—	173.0
Balance at end of period	$18.0	$10.6	$77.2	$—	$105.8

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2008

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$28.1	$157.4	$101.0	$—	$286.5
Cash provided by (used for) operating activities of discontinued operations	—	26.0	(3.5)	—	22.5
Net cash provided by (used for) operating activities	28.1	183.4	97.5	—	309.0

Cash Flows from Investing:
Business acquisitions, net of cash acquired	—	—	(2,030.6)	—	(2,030.6)
Settlement of hedges related to acquisitions	(379.4)	—	—	—	(379.4)
Capital expenditures	(3.6)	(82.4)	(64.3)	—	(150.3)
Restricted cash	10.5	—	1.1	—	11.6
Proceeds from sale of property, plant and equipment	—	0.7	9.3	—	10.0
Proceeds from sale of business	—	118.5	—	—	118.5
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(2,149.3)	(181.5)	2,330.8	—	—
Net cash provided by (used for) investing activities of continuing operations	(2,521.9)	(144.7)	246.3	—	(2,420.3)
Net cash used for investing activities of discontinued operations	—	(4.9)	—	—	(4.9)
Net cash provided by (used for) investing activities	(2,521.9)	(149.6)	246.3	—	(2,425.2)

Cash Flows from Financing:
Proceeds from long-term debt	2,695.0	—	74.3	—	2,769.3
Payments on long-term debt	(301.4)	—	(392.4)	—	(693.8)
Payments on revolving credit facility - net	—	—	(54.6)	—	(54.6)
Payments on notes financing - net	—	(0.9)	(2.9)	—	(3.8)
Debt issuance costs	(90.8)	—	—	—	(90.8)
Dividends paid	(10.4)	—	—	—	(10.4)
Exercises of stock options	8.5	—	—	—	8.5
Net cash provided by (used for) financing activities of continuing operations	2,300.9	(0.9)	(375.6)	—	1,924.4
Net cash provided by financing activities of discontinued operations	—	2.5	—	—	2.5
Net cash provided by (used for) financing activities	2,300.9	1.6	(375.6)	—	1,926.9

Effect of exchange rate changes on cash	—	—	(4.6)	—	(4.6)

Net increase (decrease) in cash and cash equivalents	(192.9)	35.4	(36.4)	—	(193.9)

Balance at beginning of period	195.0	25.2	146.7	—	366.9
Balance at end of period	$2.1	$60.6	$110.3	$—	$173.0

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2007

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$63.7	$141.2	$10.7	$—	$215.6
Cash provided by operating activities of discontinued operations	—	27.2	1.2	—	28.4
Net cash provided by (used in) operating activities	63.7	168.4	11.9	—	244.0

Cash Flows from Investing:
Business acquisition	—	(15.9)	(64.0)	—	(79.9)
Capital expenditures	(2.4)	(47.9)	(62.5)	—	(112.8)
Restricted cash	(0.5)	—	(1.1)	—	(1.6)
Proceeds from sale of property, plant and equipment	—	0.3	9.5	—	9.8
Proceeds from sale of parts product line	—	4.8	—	—	4.8
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	52.4	(98.4)	46.0	—	—
Net cash provided by (used for) investing activities of continuing operations	49.4	(157.1)	(72.1)	—	(179.8)
Net cash used for investing activities of discontinued operations	—	(6.8)	—	—	(6.8)
Net cash provided by (used for) investing activities	49.4	(163.9)	(72.1)	—	(186.6)

Cash Flows from Financing:
Proceeds from long-term debt	—	—	19.8	—	19.8
Proceeds from (payments on revolving credit facility)	—	—	56.7	—	56.7
Payments on long-term debt	(113.7)	—	(9.8)	—	(123.5)
Payments on notes financing	—	(3.4)	(0.9)	—	(4.3)
Net proceeds of equity offering	157.1	—	—	—	157.1
Dividends paid	(9.5)	—	—	—	(9.5)
Exercises of stock options	27.6	—	—	—	27.6
Net cash used for financing activities	61.5	(3.4)	65.8	—	123.9

Effect of exchange rate changes on cash	—	—	10.7	—	10.7

Net increase (decrease) in cash and cash equivalents	174.6	1.1	16.3	—	192.0

Balance at beginning of period	20.4	24.1	130.4	—	174.9
Balance at end of period	$195.0	$25.2	$146.7	$—	$366.9

24. Quarterly Financial Data (Unaudited)

The following table presents quarterly financial data for 2009 and 2008:

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$1,027.6	$1,034.8	$881.5	$838.7	$988.5	$1,191.1	$1,106.8	$1,216.6
Gross profit	205.0	236.8	201.5	181.3	242.8	287.1	243.7	242.2
Earnings from continuing operations	(628.5)*	13.2 *	(9.7)*	(21.6)	95.3	121.2	(38.6)	(79.4)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(28.4)	(3.0)	(1.8)	(2.7)	7.3	12.7	11.7	(175.1)
Gain (loss) on sale of discontinued operations, net of income taxes	—	(23.2)	(2.6)	1.6	—	—	—	53.1
Net earnings (loss)	(656.9)	(13.0)	(14.1)	(22.7)	102.6	133.9	(26.9)	(201.4)
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	(1.0)	(0.7)	(1.5)	0.7	—	(0.1)	(0.8)	(1.0)
Net earnings (loss) attributable to Manitowoc	$(655.9)	$(12.3)	$(12.6)	$(23.4)	$102.6	$133.8	$(26.1)	$(200.4)

Basic earnings per share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(4.82)	$0.11	$(0.07)	$(0.17)	$0.73	$0.93	$(0.29)	$(0.60)
Discontinued operations:
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.22)	(0.02)	(0.01)	(0.02)	0.06	0.10	0.09	(1.35)
Gain (loss) on sale of discontinued operations, net of income taxes	—	(0.18)	(0.02)	0.01	—	—	—	0.41
Earnings (loss) per share attributable to Manitowoc common shareholders	$(5.04)	$(0.09)	$(0.10)	$(0.18)	$0.79	$1.03	$(0.20)	$(1.54)

Diluted earnings per share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(4.82)	$0.11	$(0.07)	$(0.17)	$0.72	$0.92	$(0.29)	$(0.60)
Discontinued operations:
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.22)	(0.02)	(0.01)	(0.02)	0.06	0.10	0.09	(1.35)
Gain (loss) on sale of discontinued operations, net of income taxes	—	(0.18)	(0.02)	0.01	—	—	—	0.41
Earnings (loss) per share attributable to Manitowoc common shareholders	$(5.04)	$(0.09)	$(0.10)	$(0.18)	$0.78	$1.02	$(0.20)	$(1.54)

Dividends per common share	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02

* Revised to reflect the error correction related to amortization of deferred financing fees as discussed in Note 1.

•                  Includes expense, net of tax, of $112.3 million and $120.4 million recorded in the 3rd and 4th quarters of 2008, respectively, in relation to hedges on the purchase price of Enodis.

25. Sale of Product and Parts Lines

During December of 2009, the company sold two product lines within its Foodservice segment for aggregate net proceeds of $15.0 million and recognized a loss on the sale of $3.4 million.  The two product lines that were divested were the company’s Lincoln Smallwares products and its Merco product category.  The Smallwares products was sold to The Vollrath Company, L.L.C. and included products such as pots, pans, baking sheets and other cooking implements as well as manual food-preparation equipment (i.e. slicers, peelers).  The Merco product category was sold to Hatco Corporation and included food warming equipment, merchandisers, toasters, and racking/dispensing systems.  The company recorded a loss of $3.3 million for the sale of the Smallwares products and a loss of $0.1 million for the sale of the Merco products.

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

26. Subsequent Events

On January 21, 2010, the company entered into an amendment (January 2010 Amendment) to the New Credit Agreement.  The January 2010 Amendment, among other things, amends the definition of Consolidated Earnings Before Interest and Taxes (EBIT) to provide add-backs for certain additional cash restructuring charges, amends certain financial ratios that the company is required to maintain, including (i) reducing the minimum permitted level of the Consolidated Interest Coverage Ratio, (ii) increasing the maximum permitted level of the Maximum Consolidated Total Leverage Ratio, and (iii) adjusting the start date for measurement of the Consolidated Senior Secured Leverage Ratio to December 31, 2010 and reducing the maximum permitted level for this ratio.

The January 2010 Amendment contains financial covenants whereby the ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the New Credit Agreement to (b) consolidated interest expense, each for the most recent four fiscal quarters (Consolidated Interest Coverage Ratio) and the ratio of (c) consolidated indebtedness to (d) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Total Leverage Ratio), at all times must each meet certain defined limits listed below:

Fiscal Quarter Ending:	Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio
	(less than)	(greater than)
March 31, 2010	7.80:1	1.75:1
June 30, 2010	7.80:1	1.75:1
September 30, 2010	7.25:1	1.80:1
December 31, 2010	6.625:1	1.85:1
March 31, 2011	6.50:1	2.00:1
June 30, 2011	6.375:1	2.00:1
September 30, 2011	6.250:1	2.125:1
December 31, 2011	5.75:1	2.25:1
March 31, 2012	5.75:1	2.375:1
June 30, 2012	5.25:1	2.50:1
September 30, 2012	4.75:1	2.50:1
December 31, 2012	4.50:1	2.75:1
March 31, 2013	4.50:1	2.75:1
June 30, 2013	4.25:1	3.00:1
September 30, 2013	3.75:1	3.00:1
December 31, 2013 and thereafter	3.50:1	3.00:1

In addition, the January 2010 Amendment contains a financial covenant whereby the ratio of (e) consolidated senior secured indebtedness to (f) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Senior Secured Indebtedness Ratio), beginning with the fiscal quarter ending December 31, 2010, must meet certain defined limits listed below:

Fiscal quarter ending:	Consolidated Senior Secured Leverage Ratio
(less than)
December 31, 2010	5.00:1
March 31, 2011	5.00:1
June 30, 2011	5.00:1
September 30, 2011	5.00:1
December 31, 2011	4.25:1
March 31, 2012	4.25:1
June 30, 2012	4.00:1
September 30, 2012	3.75:1
December 31, 2012	3.50:1
March 31, 2013	3.25:1
June 30, 2013	3.25:1
September 30, 2013	3.25:1
December 31, 2013 and thereafter	3.00:1

On February 3, 2010, in accordance with its previously announced intentions, the company entered into an Underwriting Agreement with J.P. Morgan Securities Inc. as representative of several underwriters, pursuant to which the company agreed to sell, and the underwriters agreed to purchase $400 million of the company’s 9.50% Senior Notes due 2018 to be guaranteed by guarantors in a public offering which closed on February 8, 2010. Net proceeds of $392.0 million from this offering were used to partially pay down ratably the then outstanding balances on Term Loan A and Term Loan B.

The Senior Notes due 2018 are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  The Senior Notes due 2018 are jointly and severally and fully guaranteed on a senior unsecured basis by all of our existing and future domestic restricted subsidiaries that guarantee our senior secured credit facilities.  Interest on the Senior Notes due 2018 is payable semiannually in February and August of each year.  The Senior Notes due 2018 may be redeemed in whole or in part by the company for a premium at any time prior to February 15, 2014.  The premium is calculated as the greater of (1) 1.0% of the principal amount of such note; and (2) the excess of (a) the present value at such redemption dated of (i) the redemption price of such note on February 15, 2014 plus (ii) all required remaining scheduled interest payments due on such note through February 15, 2014, computed using a discount rate equal to the treasury rate plus 50 basis points; over (b) the principal amount of such note on such redemption date.   In addition, the company may redeem at its option, in whole or in part, at the following redemption prices if it redeems the Senior Notes due 2018 during the 12-month period commencing on February 15 of the year set forth below:

Year	Percentage
2014	104.750%
2015	102.375%
2016 and thereafter	100.000%

In addition, at any time, or from time to time, on or prior to February 15, 2013, the company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the principal amount of the Senior Notes due 2018 outstanding at a redemption price of 109.500% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that:

(1)            At least 65% of the principal amount of the Senior Notes due 2018 outstanding remains outstanding immediately after any such redemption; and

(2)            The company makes such redemption not more than 90 days after the consummation of any such public offering.

The following tables present condensed consolidating financial information for (a) the parent company, The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Unsecured Notes due 2018, which include substantially all of the domestic 100% owned subsidiaries of the company (Subsidiary Guarantors); and (c) the 100% and partially owned foreign subsidiaries of the company, which do not guarantee the Senior Unsecured Notes due 2018 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the company.  In January of 2010, the Notes due 2013 were amended to conform those guarantors with the guarantors of the Notes due 2018.  During the fourth quarter of 2009, the company changed the method of allocating the provision for taxes on earnings between parent, guarantor subsidiaries and non guarantor subsidiaries from a pro rata methodology to a method that approximates the income tax as determined on a separate return basis.  This change in method increased the parent 2009 tax benefit by $32.9 million and reduced the parent 2008 tax benefit by $75.0 million, with offsetting amounts in each year adjusting the income tax provision of the guarantor subsidiaries.  The change would not have been material in 2007.

Condensed Consolidating Statement of Operations

For the year ended December 31, 2009

			Non-
		Guarantor	Guarantor
(In millions of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,114.7	$2,157.4	$(489.5)	$3,782.6
Costs and expenses:
Cost of sales	—	1,631.7	1,815.8	(489.5)	2,958.0
Engineering, selling and administrative expenses	41.3	211.2	297.2	—	549.7
Restructuring expense	—	11.3	28.3	—	39.6
Amortization expense	—	31.7	7.8	—	39.5
Goodwill and intangible asset impairment	—	448.1	251.9	—	700.0
Loss on sale of product lines	—	—	3.4	—	3.4
Integration expense	—	3.5	0.1	—	3.6
Equity in (earnings) loss of subsidiaries	641.2	(43.5)	—	(597.7)	—
Total costs and expenses	682.5	2,294.0	2,404.5	(1,087.2)	4,293.8

Operating earnings (loss) from continuing operations	(682.5)	(179.3)	(247.1)	597.7	(511.2)

Other income (expenses):
Interest expense	(160.5)	(1.2)	(12.3)	—	(174.0)
Amortization of deferred financing fees	(28.8)	—	—	—	(28.8)
Loss on debt extinguishment	(9.2)	—	—	—	(9.2)
Management fee income (expense)	38.8	(68.3)	29.5	—	—
Other income (expense)-net	100.0	(73.9)	(8.3)	—	17.8
Total other expenses	(59.7)	(143.4)	8.9	—	(194.2)

Earnings (loss) from continuing operations before taxes on earnings	(742.2)	(322.7)	(238.2)	597.7	(705.4)
Provision (benefit) for taxes on earnings	(38.0)	14.8	(35.6)	—	(58.8)
Earnings (loss) from continuing operations	(704.2)	(337.5)	(202.6)	597.7	(646.6)

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(2.3)	(33.6)	—	(35.9)
Gain (loss) on sale of discontinued operations, net of income taxes	—	0.8	(25.0)	—	(24.2)
Net earnings (loss)	(704.2)	(339.0)	(261.2)	597.7	(706.7)
Less: Net loss attributable to noncontrolling interest	—	—	(2.5)	—	(2.5)
Net earnings (loss) attributable to Manitowoc	$(704.2)	$(339.0)	$(258.7)	$597.7	$(704.2)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2008

			Non-
		Guarantor	Guarantor
(In millions of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,475.6	$2,710.5	$(683.1)	$4,503.0
Costs and expenses:
Cost of sales	—	1,996.3	2,174.0	(683.1)	3,487.2
Engineering, selling and administrative expenses	53.8	176.2	225.1	—	455.1
Restructuring expense	—	0.1	21.6	—	21.7
Amortization expense	—	6.4	5.2	—	11.6
Integration expense	—	7.6	—	—	7.6
Equity in (earnings) loss of subsidiaries	(208.1)	(151.0)	—	359.1	—
Total costs and expenses	(154.3)	2,035.6	2,425.9	(324.0)	3,983.2

Operating earnings (loss) from continuing operations	154.3	440.0	284.6	(359.1)	519.8

Other income (expenses):
Interest expense	(35.3)	(1.0)	(17.8)	—	(54.1)
Loss on currency hedges	(379.4)	—	—	—	(379.4)
Loss on debt extinguishment	(4.1)	—	—	—	(4.1)
Management fee income (expense)	52.0	(44.6)	(7.4)	—	—
Other income (expense)-net	101.4	(29.5)	(74.9)	—	(3.0)
Total other expenses	(265.4)	(75.1)	(100.1)	—	(440.6)

Earnings (loss) from continuing operations before taxes on earnings	(111.1)	364.9	184.5	(359.1)	79.2
Provision (benefit) for taxes on earnings	(121.1)	56.4	45.5	—	(19.2)
Earnings (loss) from continuing operations	10.0	308.5	139.0	(359.1)	98.4

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(139.9)	(3.5)	—	(143.4)
Gain on sale of discontinued operations, net of income taxes	—	53.1	—	—	53.1
Net earnings (loss)	10.0	221.7	135.5	(359.1)	8.1
Less: Net loss attributable to noncontrolling interest	—	—	(1.9)	—	(1.9)
Net earnings (loss) attributable to Manitowoc	$10.0	$221.7	$137.4	$(359.1)	$10.0

Condensed Consolidating Statement of Operations

For the year ended December 31, 2007

			Non-
		Guarantor	Guarantor
(In millions of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,097.4	$2,091.2	$(504.6)	$3,684.0
Costs and expenses:
Cost of sales	—	1,658.5	1,668.6	(504.6)	2,822.5
Engineering, selling and administrative expenses	47.1	161.7	169.1	—	377.9
Gain on sale of parts line	—	(3.3)	—	—	(3.3)
Pension settlements	1.3	—	4.0	—	5.3
Amortization expense	—	1.9	3.9	—	5.8
Equity in (earnings) loss of subsidiaries	(302.9)	1.1	—	301.8	—
Total costs and expenses	(254.5)	1,819.9	1,845.6	(202.8)	3,208.2

Operating earnings (loss) from continuing operations	254.5	277.5	245.6	(301.8)	475.8

Other income (expenses):
Interest expense	(22.6)	—	(13.6)	—	(36.2)
Loss on debt extinguishment	(12.5)	—	—	—	(12.5)
Management fee income (expense)	59.5	(60.3)	0.8	—	—
Other income (expense)-net	70.6	(18.7)	(42.1)	—	9.8
Total other expenses	95.0	(79.0)	(54.9)	—	(38.9)

Earnings (loss) from continuing operations before taxes on earnings	349.5	198.5	190.7	(301.8)	436.9
Provision for taxes on earnings	12.8	54.8	54.5	—	122.1
Earnings (loss) from continuing operations	336.7	143.7	136.2	(301.8)	314.8

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	20.7	1.2	—	21.9
Net earnings (loss)	336.7	164.4	137.4	(301.8)	336.7
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net earnings (loss) attributable to Manitowoc	$336.7	$164.4	$137.4	$(301.8)	$336.7

Condensed Consolidating Balance Sheet

As of December 31, 2009

			Non-
		Guarantor	Guarantor
(In millions of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$18.0	$7.0	$80.8	$—	$105.8
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	1.4	—	6.5
Accounts receivable — net	0.4	10.0	312.8	—	323.2
Inventories — net	—	188.4	407.1	—	595.5
Deferred income taxes	109.6	—	32.4	—	142.0
Other current assets	27.5	6.4	50.4	—	84.3
Total current assets	163.2	211.8	884.9	—	1,259.9

Property, plant and equipment — net	11.3	303.0	359.4	—	673.7
Goodwill	—	1,026.9	219.9	—	1,246.8
Other intangible assets — net	—	745.0	212.4	—	957.4
Other non-current assets	107.9	15.5	17.5	—	140.9
Investment in affiliates	4,063.6	3,321.0	—	(7,384.6)	—
Total assets	$4,346.0	$5,623.2	$1,694.1	$(7,384.6)	$4,278.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$47.5	$316.4	$437.7	$—	$801.6
Short-term borrowings and current portion of long-term debt	105.2	0.7	39.0	—	144.9
Customer advances	—	30.5	40.7	—	71.2
Product warranties	—	49.5	47.0	—	96.5
Product liabilities	—	21.7	6.3	—	28.0
Total current liabilities	152.7	418.8	570.7	—	1,142.2

Non-Current Liabilities:
Long-term debt, less current portion	2,008.4	5.1	14.0	—	2,027.5
Deferred income taxes	234.9	—	(20.1)	—	214.8
Pension obligations	11.0	13.5	22.9	—	47.4
Postretirement health and other benefit obligations	55.7	—	3.1	—	58.8
Intercompany	1,175.4	326.8	(1,500.2)	—	—
Long-term deferred revenue	—	5.5	26.3	—	31.8
Other non-current liabilities	100.0	21.3	27.7	—	149.0
Total non-current liabilities	3,585.4	370.2	(1,426.3)	—	2,529.3

Equity:
Manitowoc stockholders’ equity	607.9	4,834.2	2,550.4	(7,384.6)	607.9
Noncontrolling interest	—	—	(0.7)	—	(0.7)
Total equity	607.9	4,834.2	2,549.7	(7,384.6)	607.2

Total liabilities and stockholders’ equity	$4,346.0	$5,623.2	$1,694.1	$(7,384.6)	$4,278.7

Condensed Consolidating Balance Sheet

As of December 31, 2008

			Non-
		Guarantor	Guarantor
(In millions of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2.1	$50.8	$120.1	$—	$173.0
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	—	—	5.1
Accounts receivable — net	0.3	64.8	543.1	—	608.2
Inventories — net	—	327.6	597.7	—	925.3
Deferred income taxes	53.5	29.3	55.3	—	138.1
Other current assets	116.6	30.5	30.8	—	177.9
Current assets of discontinued operations	—	5.7	119.1	—	124.8
Total current assets	180.2	508.7	1,466.1	—	2,155.0

Property, plant and equipment — net	11.6	338.1	379.1	—	728.8
Goodwill	—	1,683.2	207.3	—	1,890.5
Other intangible assets — net	—	884.3	124.7	—	1,009.0
Deferred income taxes	25.0	66.0	(91.0)	—	—
Other non-current assets	143.0	20.2	16.5	—	179.7
Long-term assets of discontinued operations	—	123.1	—	—	123.1
Investment in affiliates	1,507.6	603.2	—	(2,110.8)	—
Total assets	$1,687.4	$4,226.8	$2,102.7	$(2,110.8)	$6,086.1

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$66.5	$485.5	$654.3	$—	$1,206.3
Short-term borrowings and current portion of long-term debt	114.6	(1.4)	69.1	—	182.3
Customer advances	—	23.7	24.8	—	48.5
Product warranties	—	54.6	47.4	—	102.0
Product liabilities	—	26.2	8.2	—	34.4
Current liabilities of discontinued operations	—	2.0	42.6	—	44.6
Total current liabilities	181.1	590.6	846.4	—	1,618.1

Non-Current Liabilities:
Long-term debt, less current portion	2,458.9	2.0	12.1	—	2,473.0
Deferred income taxes	—	308.7	(25.0)	—	283.7
Pension obligations	9.6	11.9	26.5	—	48.0
Postretirement health and other benefit obligations	51.6	—	4.3	—	55.9
Intercompany	(2,201.2)	(111.9)	2,313.1	—	—
Long-term deferred revenue	—	10.1	46.2	—	56.3
Other non-current liabilities	46.9	111.8	70.1	—	228.8
Total non-current liabilities	365.8	332.6	2,447.3	—	3,145.7

Equity:
Manitowoc stockholders’ equity	1,320.5	3,303.6	(1,192.8)	(2,110.8)	1,320.5
Noncontrolling interest	—	—	1.8	—	1.8
Total equity	1,320.5	3,303.6	(1,191.0)	(2,110.8)	1,322.3

Total liabilities and stockholders’ equity	$1,687.4	$4,226.8	$2,102.7	$(2,110.8)	$6,086.1

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2009

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$41.9	$(86.6)	$407.4	$	$362.7
Cash provided by (used for) operating activities of discontinued operations	—	(10.2)	(13.9)	—	(24.1)
Net cash provided by (used for) operating activities	41.9	(96.8)	393.5	—	338.6

Cash Flows from Investing:
Capital expenditures	(2.1)	(29.3)	(41.1)	—	(72.5)
Restricted cash	—	—	(1.4)	—	(1.4)
Proceeds from sale of property, plant and equipment	—	0.2	4.4	—	4.6
Proceeds from the sale of product lines	—	—	15.0	—	15.0
Proceeds from sale of business	—	1.0	148.2	—	149.2
Intercompany investments	462.7	79.3	(542.0)		—
Net cash provided by (used for) investing activities	460.6	51.2	(416.9)	—	94.9

Cash Flows from Financing:
Proceeds from long-term debt	—	9.2	127.1	—	136.3
Payments on long-term debt	(443.0)	(3.7)	(147.1)	—	(593.8)
Payments on revolving credit facility - net	(17.0)	—	—	—	(17.0)
Payments on notes financing - net	—	(3.7)	(1.7)	—	(5.4)
Debt issuance costs	(18.1)	—	—	—	(18.1)
Dividends paid	(10.5)	—	—	—	(10.5)
Exercises of stock options	2.0	—	—	—	2.0
Net cash provided by (used for) financing activities	(486.6)	1.8	(21.7)	—	(506.5)

Effect of exchange rate changes on cash	—	—	5.8	—	5.8

Net increase (decrease) in cash and cash equivalents	15.9	(43.8)	(39.3)	—	(67.2)

Balance at beginning of period	2.1	50.8	120.1	—	173.0
Balance at end of period	$18.0	$7.0	$80.8	$—	$105.8

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2008

			Non-
		Subsidiary	Guarantor
(In millions of dollars)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$28.1	$94.7	$163.7	$—	$286.5
Cash provided by (used for) operating activities of discontinued operations	—	26.0	(3.5)	—	22.5
Net cash provided by (used for) operating activities	235.8	120.7	160.2	—	309.0

Cash Flows from Investing:
Business acquisitions, net of cash acquired	—	(2,003.9)	(26.7)	—	(2,030.6)
Settlement of hedges related to acquisitions	(379.4)	—	—	—	(379.4)
Capital expenditures	(3.6)	(83.7)	(63.0)	—	(150.3)
Restricted cash	10.5	—	1.1	—	11.6
Proceeds from sale of property, plant and equipment	—	0.7	9.3	—	10.0
Proceeds from sale of business	—	118.5	—	—	118.5
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments	(2,149.3)	1,882.8	266.6	—	—
Net cash provided by (used for) investing activities of continuing operations	(2,521.9)	(85.6)	187.3	—	(2,420.3)
Net cash used for investing activities of discontinued operations	—	(4.9)	—	—	(4.9)
Net cash provided by (used for) investing activities	(2,521.9)	(90.5)	187.3	—	(2,425.2)

Cash Flows from Financing:
Proceeds from long-term debt	2,695.0	—	74.3	—	2,769.3
Payments on long-term debt	(301.3)	0.6	(393.1)	—	(693.8)
Payments on revolving credit facility - net	—	—	(54.6)	—	(54.6)
Payments on notes financing - net	—	(0.9)	(2.9)	—	(3.8)
Debt issuance costs	(90.8)	—	—	—	(90.8)
Dividends paid	(10.4)	—	—	—	(10.4)
Exercises of stock options	8.5	—	—	—	8.5
Net cash provided by (used for) financing activities of continuing operations	2,301.0	(0.3)	(376.3)	—	1,924.4
Net cash provided by financing activities of discontinued operations	—	2.5	—	—	2.5
Net cash provided by (used for) financing activities	2,301.0	2.2	(376.3)	—	1,926.9

Effect of exchange rate changes on cash	—	—	(4.6)	—	(4.6)

Net increase (decrease) in cash and cash equivalents	(192.9)	32.4	(33.4)	—	(193.9)

Balance at beginning of period	195.0	18.4	153.5	—	366.9
Balance at end of period	$2.1	$50.8	$120.1	$—	$173.0

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2007

			Non-
		Subsidiary	Guarantor
(In millions of dollars)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$63.8	$288.9	$(136.2)	$(301.8)	$215.6
Cash used for operating activities of discontinued operations	—	27.2	1.2	—	28.4
Net cash provided by (used for) operating activities	366.7	314.1	(135.0)	(301.8)	244.0

Cash Flows from Investing:
Business acquisition	—	(15.9)	(64.0)	—	(79.9)
Capital expenditures	(2.4)	(47.9)	(62.5)	—	(112.8)
Restricted cash	(0.5)	—	(1.1)	—	(1.6)
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Proceeds from sale of property, plant and equipment	—	0.3	9.5	—	9.8
Proceeds from sale of parts product line	—	4.8	—	—	4.8
Intercompany investments	(250.6)	(250.9)	199.7	301.8	—
Net cash provided by (used for) investing activities of continuing operations	(253.6)	(309.6)	81.6	301.8	(179.8)
Net cash used for investing activities of discontinued operations	—	(6.8)	—	—	(6.8)
Net cash provided by (used for) investing activities	(253.6)	(316.4)	81.6	301.8	(186.6)

Cash Flows from Financing:
Proceeds from long-term debt	—	—	19.8	—	19.8
Proceeds from revolving credit facility	—	—	56.7	—	56.7
Payments on long-term debt	(113.7)	—	(9.8)	—	(123.5)
Payments on notes financing	—	(3.4)	(0.9)	—	(4.3)
Dividends paid	(9.5)	—	—	—	(9.5)
Net proceeds of equity offering	157.1	—	—	—	157.1
Exercises of stock options	27.6	—	—	—	27.6
Net cash provided by (used for) financing activities	61.5	(3.4)	65.8	—	123.9

Effect of exchange rate changes on cash	—	—	10.7	—	10.7

Net increase (decrease) in cash and cash equivalents	174.6	(5.7)	23.1	—	192.0

Balance at beginning of period	20.4	24.1	130.4	—	174.9
Balance at end of period	$195.0	$18.4	$153.5	$—	$366.9

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

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2009, the company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, the company implemented changes to improve internal controls over financial reporting related to calculations of its provision for income taxes. There have been no other changes in our internal control over financial reporting during the last fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections of the 2010 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2010 Proxy Statement captioned “Compensation of Directors,” “Executive Compensation,” “Report of the Compensation and Benefits Committee on Executive Compensation,” and “Contingent Employment Agreements.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections of the 2010 Proxy Statement captioned “Ownership of Securities” and the subsection captioned “Equity Compensation Plans.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the 2010 Proxy Statement captioned “Governance of the Board and its Committees — Governance of the Company.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2010 Proxy Statement captioned “Other Information — Independent Public Accountants.”

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1)	Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:

Financial Statement Schedule for the years ended December 31, 2009, 2008, and 2007

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

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For The Years Ended December 31, 2007, 2008 and 2009

(dollars in millions)

	Balance at Beginning of Year	Acquisition of Business	Charge to Costs and Expenses	Utilization of Reserve	Impact of Foreign Exchange Rates	Balance at end of Year

Year End December 31, 2007
Allowance for doubtful accounts	$27.3	$0.1	$4.4	$(7.3)	$1.0	$25.5
Inventory obsolescence reserve	$44.4	$—	$12.1	$(15.6)	$1.7	$42.6
Deferred tax valuation allowance	$9.7	$—	$—	$(0.1)	$0.2	$9.8

Year End December 31, 2008
Allowance for doubtful accounts	$25.5	$12.6	$5.2	$(6.1)	$(0.8)	$36.4
Inventory obsolescence reserve	$42.6	$24.6	$22.9	$(18.8)	$(1.2)	$70.1
Deferred tax valuation allowance	$9.8	$30.5	$1.3	$(1.3)	$(0.3)	$40.0

Year End December 31, 2009
Allowance for doubtful accounts	$36.4	$0.1	$26.5	$(16.8)	$1.1	$47.3
Inventory obsolescence reserve	$70.1	$—	$48.0	$(29.3)	$2.1	$90.9
Deferred tax valuation allowance	$40.0	$(3.5)	$26.0	$(1.0)	$10.5	$72.0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: March 1, 2010

The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Glen E. Tellock
Glen E. Tellock, Chairman and Chief Executive Officer	March 1, 2010

/s/ Carl J. Laurino
Carl J. Laurino, Senior Vice President and Chief Financial Officer	March 1, 2010

/s/ Keith D. Nosbusch
Keith D. Nosbusch, Director	March 1, 2010

/s/ Dean H. Anderson
Dean H. Anderson, Director	March 1, 2010

/s/ Robert C. Stift
Robert C. Stift, Director	March 1, 2010

/s/ James L. Packard
James L. Packard, Director	March 1, 2010

/s/ Virgis W. Colbert
Virgis W. Colbert, Director	March 1, 2010

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Director	March 1, 2010

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director	March 1, 2010

THE MANITOWOC COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

INDEX TO EXHIBITS

Exhibit No.	Description	Filed/Furnished Herewith

1.1

Underwriting Agreement dated February 3, 2010 among The Manitowoc Company, Inc., the Guarantors named therein and the underwriters named therein (filed as Exhibit 1.1 to the company’s Current Report on Form 8-K filed on February 4, 2010 and incorporated herein by reference).

3.1

Amended and Restated Articles of Incorporation, as amended on November 5, 1984, May 5, 1998, March 31, 2006, and July 26, 2007 (filed as Exhibit 99.1 to the company’s Current Report on Form 8-K filed on August 1, 2007 and incorporated herein by reference).

3.2	Restated By-laws (filed as Exhibit 3.2 to the company’s Current Report on Form 8-K filed on May 7, 2007 and incorporated herein by reference).

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

4.2(b)

Indenture, dated as of February 8, 2010, between The Manitowoc Company, Inc. and Wells Fargo Bank, National Association, a national banking association, as Trustee (filed as Exhibit 4.1 to the company’s Current Report on Form 8-K filed on February 10, 2010 and incorporated herein by reference).

4.2(c)

First Supplemental Indenture, dated as of February 8, 2010, among The Manitowoc Company, Inc., the Guarantors named therein, and Wells Fargo Bank, National Association, a national banking association, as Trustee (filed as Exhibit 4.2 to the company’s Current Report on Form 8-K filed on February 10, 2010 and incorporated herein by reference).

4.3	Articles III, V, and VIII of the Amended and Restated Articles of Incorporation (see Exhibit 3.1 above)

4.4

Amended and Restated Credit Agreement dated as of August 25, 2008 by and among The Manitowoc Company, Inc., as Borrower, the Subsidiary Borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference) as amended on December 19, 2008, with such amendment filed as Exhibit 4.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference, and as further amended on June 15, 2009, with such amendment filed as Exhibit 4.1 to the company’s Current Report on Form 8-K, dated June 12, 2009 and incorporated herein by reference, and as further amended on January 21, 2010, with such amendment filed as Exhibit 4.1 to the company’s Current Report on Form 8-K, dated January 21, 2010 and incorporated herein by reference.

10.1**

The Manitowoc Company, Inc. Deferred Compensation Plan effective August 20, 1993, as amended (filed as Exhibit 10.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference) as amended and restated through  December 31, 2008, with such Amended and Restated plan filed as exhibit 10.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.2**

The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan Effective July 4, 1993, as amended (filed as Exhibit 10.2 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.2(a)**

Short-Term Incentive Plan, Effective January 1, 2005, as amended on February 27, 2007, effective January 1, 2007 and as further amended on February 15, 2008, effective January 1, 2008 (filed as Exhibit 10.2(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

10.3(a)**

Form of Contingent Employment Agreement between the company and the following executive officers of the Company: Glen E. Tellock, Carl J. Laurino, Maurice D. Jones, Thomas G. Musial, and Dean J. Nolden (filed as Exhibit 10(a) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.3(b)**

Form of Contingent Employment Agreement between the company and the following executive officers of the company and certain other employees of the company: Eric P. Etchart, and Michael Kachmer (filed as Exhibit 10(b) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

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

10.6(c)**

Supplemental Retirement Plan dated May 2000, as amended and restated through December 31, 2008, with such Amended and Restated plan  filed as Exhibit 10.6(c) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

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

10.7(c)**

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan, as amended on December 17, 2008, effective January 1, 2005, with such amended plan filed as Exhibit 10.7(c) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.7(d)**

Grove Investors, Inc. 2001 Stock Incentive Plan (filed as Exhibit 99.1 to the company’s Registration Statement on Form S-8, filed on September 13, 2002 (Registration No. 333-99513) and incorporated herein by reference).

10.7(e)**

The Manitowoc Company, Inc. 2004 Non-Employee Director Stock and Award Plan, as amended on December 17, 2008, effective January 1, 2005, with such amended plan filed as Exhibit 10.7(e) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

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

10.12

Amended and Restated Receivable Purchase Agreement among Manitowoc Funding , LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated as of December 22, 2006 and incorporated herein by reference) as amended on August 15, 2007 with such Amendment No. 1 filed as Exhibit 10.12 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and as further amended on November 6, 2008 with such Amendment No. 2 filed as Exhibit 10.12(a) to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and further amended on June 29, 2009 with such Amendment No. 4 filed as Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and as further amended on September 28, 2009 with such Amendment No. 5 filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated as of September 28, 2009, all of which are incorporated herein by reference.

10.12(a)

Amendment No.6 dated December 17, 2009 to the Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landisbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 on the company’s Current Report on Form 8-K dated as of December 23, 2006 and incorporated herein by reference) as amended on August 15, 2007 with such Amendment No. 1 filed as Exhibit 10.12 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and as further amended on November 6, 2008 with such Amendment No. 2 filed as Exhibit 10.12(a) to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and further amended on June 29, 2009 with such Amendment No. 4 filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and as further amended on September 28, 2009 with such Amendment No. 5 filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated as of September 28, 2009, all of which are incorporated herein by reference.

X(1)

10.12(b)

Amendment No.7 dated December 31, 2009 to the Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landisbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 on the company’s Current Report on Form 8-K dated as of December 23, 2006 and incorporated herein by reference) as amended on August 15, 2007 with such Amendment No. 1 filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and as further amended on November 6, 2008 with such Amendment No. 2 filed as Exhibit 10.12(a) to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and further amended on June 29, 2009 with such Amendment No. 4 filed as Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and as further amended on September 28, 2009 with such Amendment No. 5 filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated as of September 28, 2009 and as further amended on December 17, 2009 with such Amendment No. 6 filed as Exhibit 10.12(a) to this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, all of which are incorporated herein by reference.

X(1)

10.12(c)

Amendment No.8 dated February 26, 2010 to the Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landisbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 on the company’s Current Report on Form 8-K dated as of December 23, 2006 and incorporated herein by reference) as amended on August 15, 2007 with such Amendment No. 1 filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and as further amended on November 6, 2008 with such Amendment No. 2 filed as Exhibit 10.12(a) to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and further amended on June 29, 2009 with such Amendment No. 4 filed as Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and as further amended on September 28, 2009 with such Amendment No. 5 filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated as of September 28, 2009 and as further amended on December 17, 2009 with such Amendment No. 6 filed as Exhibit 10.12(a) to this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, all of which are incorporated herein by reference, as further amended on December 31, 2009 with such Amendment No. 7 filed as Exhibit 10.12(b) to this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, all of which are incorporated herein by reference.

X(1)

10.13

Purchase Agreement, dated as of August 1, 2008, by and among The Manitowoc Company, Inc., MMG Holding Co., LLC, Fincantieri-Cantieri Navali Italiani S.p.A. and Fincantieri Marine Group Holdings Inc. (filed as Exhibit 2.1 to the company’s Report on Form 8-K dated as of August 1, 2008 and incorporated herein by reference).

10.14

Amendment No. 1 to the Purchase Agreement , dated as of December 31, 2008, by and among The Manitowoc Company, Inc., MMG Holding Co., LLC, Fincantieri-Cantieri Navali Italiani S.p.A. and Fincantieri Marine Group Holdings Inc. filed as Exhibit 10.14 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.15

The Manitowoc Company, Inc. Severance Pay Plan adopted by the Board of Directors as of May 4, 2009 (filed as Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and incorporated herein by reference.)

11	Statement regarding computation of basic and diluted earnings per share (see Note 14 to the 2009 Consolidated Financial Statements included herein).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

(1)   Filed Herewith

(2)   Furnished Herewith

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such documents.

** Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to item 15(c) of Form 10-K.