Form 10-Q
period 2010-03-31
MANITOWOC CO INC
filed 2010-05-10
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2010, the most recent practicable date, was 131,294,222.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended March 31,
	2010	2009
Net sales	$721.9	$1,027.6

Costs and expenses:
Cost of sales	549.8	822.5
Engineering, selling and administrative expenses	129.4	134.0
Asset impairments	—	700.0
Restructuring expense	0.3	4.4
Integration expense	—	1.5
Amortization expense	9.8	8.3
Total operating costs and expenses	689.3	1,670.7
Earnings (loss) from operations	32.6	(643.1)

Other income (expenses):
Loss on debt extinguishment	(15.7)	—
Interest expense	(40.6)	(40.5)
Amortization of deferred financing fees	(6.9)	(8.0)
Other income (expense) net	(6.3)	2.1
Total other expenses	(69.5)	(46.4)

Loss from continuing operations before taxes on income	(36.9)	(689.5)
Benefit for taxes on income	(13.6)	(61.0)
Loss from continuing operations	$(23.3)	$(628.5)

Discontinued operations:
Loss from discontinued operations, net of income taxes of $(0.2) and $0.4, respectively	(0.3)	(28.3)
Net loss	(23.6)	(656.8)
Less: Net loss attributable to noncontrolling interest, net of tax	(0.4)	(1.0)
Net loss attributable to Manitowoc	$(23.2)	$(655.8)

Amounts attributable to the Manitowoc common shareholders:
Loss from continuing operations	$(22.9)	$(627.5)
Loss from discontinued operations, net of income taxes	(0.3)	(28.3)
Net loss attributable to Manitowoc	$(23.2)	$(655.8)

Basic loss per common share:
Loss from continuing operations attributable to Manitowoc common shareholders	$(0.18)	$(4.82)
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.00)	(0.22)
Loss per share attributable to Manitowoc common shareholders	$(0.18)	$(5.04)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(0.18)	$(4.82)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	(0.22)
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.18)	$(5.04)

Weighted average shares outstanding — basic	130,507,072	130,159,387
Weighted average shares outstanding — diluted	130,507,072	130,159,387

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of March 31, 2010 and December 31, 2009

(Unaudited)

(In millions, except share data)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$99.2	$105.8
Marketable securities	2.6	2.6
Restricted cash	6.3	6.5
Accounts receivable, less allowances of $45.6 and $47.3, respectively	408.3	323.2
Inventories — net	630.6	595.5
Deferred income taxes	144.6	142.0
Other current assets	76.6	84.3
Total current assets	1,368.2	1,259.9

Property, plant and equipment — net	638.9	673.7
Goodwill	1,242.9	1,246.8
Other intangible assets — net	954.2	957.4
Other non-current assets	123.8	140.9
Total assets	$4,328.0	$4,278.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$811.7	$801.6
Short-term borrowings	93.5	144.9
Securitization liabilities	63.0	—
Product warranties	90.8	96.5
Customer advances	77.5	71.2
Product liabilities	27.2	28.0
Total current liabilities	1,163.7	1,142.2
Non-Current Liabilities:
Long-term debt	2,109.4	2,027.5
Deferred income taxes	220.5	214.8
Pension obligations	46.7	47.4
Postretirement health and other benefit obligations	60.6	58.8
Long-term deferred revenue	31.9	31.8
Other non-current liabilities	149.6	149.0
Total non-current liabilities	2,618.7	2,529.3

Commitments and contingencies (Note 15)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued 131,294,222 and 130,708,124 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	446.8	444.4
Accumulated other comprehensive income	21.2	61.8
Retained earnings	165.5	188.7
Treasury stock, at cost (31,881,706 and 32,467,804 shares, respectively)	(88.2)	(88.4)
Total Manitowoc stockholders’ equity	546.7	607.9
Noncontrolling interest	(1.1)	(0.7)
Total equity	545.6	607.2
Total liabilities and equity	$4,328.0	$4,278.7

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

(Unaudited, In millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operations:
Net loss	$(23.6)	$(656.8)
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Asset impairments	—	700.0
Discontinued operations, net of income taxes	0.3	28.3
Depreciation	25.0	28.2
Amortization of intangible assets	9.8	8.3
Deferred income taxes	(2.0)	(58.2)
Gain on sale of property, plant and equipment	1.1	0.2
Restructuring expense	0.3	4.4
Loss on debt extinguishment	15.7	—
Other	4.8	8.7
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(92.1)	75.8
Inventories	(53.3)	(4.4)
Other assets	7.6	(0.2)
Accounts payable	50.4	(95.6)
Accrued expenses and other liabilities	(13.7)	(62.4)
Net cash used for operating activities of continuing operations	(69.7)	(23.7)
Net cash used for operating activities of discontinued operations	(0.5)	(10.6)
Net cash used for operating activities	(70.2)	(34.3)

Cash Flows from Investing:
Business acquisition, net of cash acquired	(4.8)	—
Capital expenditures	(8.5)	(22.1)
Change in restricted cash	0.2	—
Proceeds from sale of property, plant and equipment	5.9	0.9
Net cash used for investing activities	(7.2)	(21.2)

Cash Flows from Financing:
Proceeds from revolving credit facility	7.0	9.9
Payments on long-term debt	(13.6)	(52.1)
Proceeds from long-term debt	29.0	81.5
Proceeds from securitization facility	63.0	—
Proceeds (payments) on notes financing	(1.6)	1.3
Dividends paid	—	(2.6)
Debt issue costs	(10.7)	—
Exercises of stock options, including windfall tax benefits	0.4	—
Net cash provided by financing activities	73.5	38.0

Effect of exchange rate changes on cash	(2.7)	(1.5)

Net decrease in cash and cash equivalents	(6.6)	(19.0)
Balance at beginning of period	108.4	173.0
Balance at end of period	$101.8	$154.0

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Net loss	$(23.6)	$(656.8)
Other comprehensive income (loss):
Derivative instrument fair market value adjustment - net of income taxes	0.6	(11.2)
Foreign currency translation adjustments	(41.2)	(39.5)

Total other comprehensive loss	(40.6)	(50.7)

Comprehensive loss	(64.2)	(707.5)

Comprehensive loss attributable to noncontrolling interest	(0.4)	(1.0)

Comprehensive loss attributable to Manitowoc	$(63.8)	$(706.5)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2010 and 2009

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three months ended March 31, 2010 and 2009, the cash flows for the same three-month periods, and the financial position at March 31, 2010, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2009.  The consolidated balance sheet as of December 31, 2009 was derived from audited financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to the current period presentation. During the fourth quarter of 2009 the company identified adjustments to correct an error to the amortization of deferred financing fees that reduce the expenses recognized in the previously filed Quarterly Reports for each of the first three quarters of 2009 by $0.4 million, $5.8 million, and $5.0 million, respectively. The net-of-tax effect of these adjustments increases the company’s previously reported 2009 earnings per share by $0.00, $0.03, and $0.02 for the quarters ended March 31, June 30 and September 30, respectively. These adjustments also increase the unamortized portion of deferred financing fees included in long term assets by $11.2 million, increase income taxes payable and deferred tax liabilities by $4.3 million, and increase retained earnings by $6.9 million as of September 30, 2009.

There was no impact to quarterly cash flows in 2009 as the increase in net earnings was offset by the decrease in the non-cash reconciling items for deferred financing fee amortization and deferred taxes. The company does not believe that these adjustments are material to the results of operations, financial position or cash flows for any of its previously filed quarterly financial statements. Accordingly, the March 31, 2009 financial statements included herein have been revised to reflect the adjustments discussed above.  The company will also revise its 2009 second and third quarter financial statements prospectively within its 2010 second and third quarter Quarterly Reports on Form 10-Q.

2. Acquisition

On March 1, 2010, the company acquired 100% of the issued and to be issued shares of Appliance Scientific, Inc. (ASI).  ASI is a leader in accelerated cooking technologies and will be integrated into current foodservice hot-side offerings.   Allocation of the purchase price resulted in $5.0 million of goodwill, $18.2 million of intangible assets and an estimated liability for future earnouts of $1.8 million.  In accordance with guidance primarily codified in ASC Topic 805, “Business Combinations,” any future adjustment to the estimated earnout liability would be recognized in the earnings of that period.  The results of ASI have been included in the Foodservice segment since the date of acquisition.

3. Discontinued Operations

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.    The results of the Marine segment have been classified as a discontinued operation.

Administrative costs related the former Marine segment resulted in a pre-tax loss from discontinued operations of $0.3 million and $0.4 million for the periods ended March 31, 2010 and 2009, respectively.  Tax benefits of $0.1 million and $0.2 million were recognized in the periods ended March 31, 2010 and 2009, respectively.

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

The company used the net proceeds from the sale of the Enodis global ice machine operations of approximately $150 million to reduce the balance on Term Loan X that matured in April of 2010.  The final sale price resulted in the company recording an additional $28.8 million non-cash impairment charge to reduce the value of the Enodis global ice machine operations in the first quarter of 2009.  As a result of the impairment charge and the net earnings of the businesses to be divested of $0.9 million, the total loss from discontinued operations related to the Enodis ice businesses was $27.9 million for the three months ended March 31, 2009.

Administrative costs related the Enodis ice machine businesses resulted in a pre-tax loss from discontinued operations of $0.2 million (exclusive of a $0.1 million tax benefit) for the period ended March 31, 2010.

4. Fair Value of Financial Instruments

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$4.4	$—	$—	$4.4
Forward commodity contracts	—	2.0	—	2.0
Marketable securities	2.6	—	—	2.6
Total Current assets at fair value	$7.0	$2.0	$—	$9.0

Current Liabilities:
Foreign currency exchange contracts	$3.9	$—	$—	$3.9
Forward commodity contracts	—	0.3	—	0.3
Total Current liabilities at fair value	$3.9	$0.3	$—	$4.2

Non-current Liabilities:
Interest rate swap contracts	$—	$12.4	$—	$12.4
Total Non-current liabilities at fair value	$—	$12.4	$—	$12.4

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$1.4	$—	$—	$1.4
Forward commodity contracts	—	1.7	—	1.7
Marketable securities	2.6	—	—	2.6
Total Current assets at fair value	$4.0	$1.7	$—	$5.7

Current Liabilities:
Foreign currency exchange contracts	$5.4	$—	$—	$5.4
Forward commodity contracts	—	0.1	—	0.1
Total Current liabilities at fair value	$5.4	$0.1	$—	$5.5

Non-current Liabilities:
Interest rate swap contracts	$—	$6.4	$—	$6.4
Total Non-current liabilities at fair value	$—	$6.4	$—	$6.4

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, retained interest in receivables sold and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $150.0 million and $143.1 million at March 31, 2010 and December 31, 2009, respectively.  The fair value of the company’s 9 1/2 % Notes due 2018 was approximately $423.3 million at March 31, 2010.  The fair values of the company’s term loans under the New Credit Agreement are as follows at March 31, 2010 and December 31, 2009, respectively:  Term Loan A — $729.1 million and $883.3 million and Term Loan B — $833.9 million and $1,011.3 million.  See Note 9, “Debt,” for the related carrying values of these debt instruments.

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

Use of derivative instruments is consistent with the overall business and risk management objectives of the company.  Derivative instruments may be used to control business risk within limits specified by the company’s risk management policy to manage exposures that have been identified through the risk identification and measurement process, provided that they clearly qualify as “hedging” activities as defined in the Company’s risk management policy.  Use of derivative instruments is not automatic, nor is it necessarily the only response to managing pertinent business risk.  Use is permitted only after the risks that have been identified are determined to exceed defined tolerance levels and are considered to be unavoidable.

The primary risks managed by the company using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange rate risk.  Interest rate swap instruments are entered to manage interest rate risk.  Swap contracts on various commodities are used to manage the price risk associated with forecasted raw material related expenses in the company’s manufacturing process.  The company also enters into various foreign currency derivative instruments to manage foreign currency risk associated with the company’s projected foreign currency revenue and expenses along with the related balance sheet exposures.

ASC Topic 815-10 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the company designates qualifying commodity swaps, foreign exchange derivative contracts and interest rate swaps as cash flow hedges of forecasted exposures to commodity, currency, and variable rate interest rate volatility.

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the mark-to-market gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the forecasted item affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  In the next twelve months, the company estimates $0.4 million of unrealized and realized gains related to interest rate, commodity price and currency rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed on a rolling and layering basis for twelve and eighteen months, respectively.

As of March 31, 2010 and December 31, 2009, the company had the following outstanding interest rate swaps, commodity swaps and foreign currency derivative contracts that were entered to hedge forecasted transactions:

		Units Hedged
Commodity	Q1 2010	Q4 2009		Type
Aluminum	1,120	1,400	MT	Cash Flow
Copper	671	424	MT	Cash Flow
Natural Gas	335,945	266,934	MMBtu	Cash Flow

	Units Hedged
Short Currency	March 31, 2010	December 31, 2009	Type
Canadian Dollar	23,519,231	24,426,423	Cash Flow
European Euro	59,005,867	51,155,115	Cash Flow
South Korean Won	2,761,699,709	2,079,494,400	Cash Flow
Singapore Dollar	7,000,000	3,240,000	Cash Flow
United States Dollar	11,851,768	12,285,292	Cash Flow

As of March 31, 2010, the total notional amount of the company’s receive-floating/pay-fixed interest rate swaps was $925.0 million compared to $984 million on December 31, 2009.

For derivative instruments not designated as hedging instruments under ASC Topic 815-10, the gains or losses are recognized in current earnings.

	Units Hedged
Short Currency	March 31, 2010	December 31, 2009	Recognized Location	Purpose
Great British Pound	26,913,065	30,385,738	Other income	Balance Sheet Hedges
European Euro	51,942,782	37,310,399	Other income	Balance Sheet Hedges
United States Dollar	60,980,102	42,383,351	Other income	Balance Sheet Hedges
Japanese Yen	49,000,000	0	Other income	Balance Sheet Hedges

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009 was as follows:

		ASSET DERIVATIVES
		March 31, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Other current assets	$1.9	$1.4
Commodity Contracts	Other current assets	$1.8	$1.5
Total derivatives designated as hedging instruments under ASC 815		$3.7	$2.9

		ASSET DERIVATIVES
		March 31, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives NOT designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Other current assets	$2.5	$0.0
Commodity Contracts	Other current assets	$0.2	$0.2
Total derivatives NOT designated as hedging instruments under ASC 815		$2.7	$0.2

Total asset derivatives		$6.4	$3.1

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009 was as follows:

		LIABILITY DERIVATIVES
		March 31, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Accounts payable and accrued expenses	$3.0	$0.5
Interest Rate Swap Contracts	Other non-current liabilities	$12.4	$6.4
Commodity Contracts	Accounts payable and accrued expenses	$0.3	$0.1
Total derivatives designated as hedging instruments under ASC 815		$15.7	$7.0

		LIABILITY DERIVATIVES
		March 31, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives NOT designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Accounts payable and accrued expenses	$0.9	$4.9
Commodity Contracts	Accounts payable and accrued expenses	$0.0	$0.0
Total derivatives NOT designated as hedging instruments under ASC 815		$0.9	$4.9

Total liability derivatives		$16.6	$11.9

The effect of derivative instruments on the consolidated statement of operations for the quarter ended March 31, 2010 and March 31, 2009 for gains or losses initially recognized in other comprehensive income in the consolidated balance sheet were as follows:

Derivatives in ASC 815 Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (Net of Tax)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Hedging Relationships	March 31, 2010	March 31, 2009	Portion)	March 31, 2010	March 31, 2009
Foreign Exchange Contracts	$(1.2)	$(5.3)	Cost of Sales	$(0.5)	$(3.7)
Interest Rate Swap Contracts	(3.9)	(8.8)	Interest Expense	(2.7)	(2.1)
Commodity Contracts	0.0	(2.4)	Cost of Sales	0.2	(1.9)
Total	$(5.1)	$(16.5)		$(3.0)	$(7.7)

Derivatives in ASC 815 Cash Flow	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Hedging Relationships	Effectiveness Testing)	March 31, 2010	March 31, 2009
Commodity Contracts	Cost of Sales	$0.2	$(0.2)
Total		$0.2	$(0.2)

Derivatives Not Designated as Hedging Instruments under	Location of Gain or (Loss) recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
ASC 815	Derivative	March 31, 2010	March 31, 2009
Foreign Exchange Contracts	Other Income	$1.7	$(0.8)
Commodity Contracts	Cost of Sales	0.0	(1.2)
Total		$1.7	$(2.0)

6. Inventories

The components of inventories at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Inventories — gross:
Raw materials	$250.4	$244.4
Work-in-process	186.2	163.5
Finished goods	315.9	310.9
Total inventories — gross	752.5	718.8
Excess and obsolete inventory reserve	(91.1)	(90.9)
Net inventories at FIFO cost	661.4	627.9
Excess of FIFO costs over LIFO value	(30.8)	(32.4)
Inventories — net	$630.6	$595.5

Inventories are carried at lower of cost or market value using the first-in, first-out (FIFO) method for 90% of total inventories at March 31, 2010 and December 31, 2009.  The remainder of the inventories are costed using the last-in, first-out (LIFO) method.  During the first quarter of 2010, a reduction in inventories related to working capital initiatives resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $1.6 million cost of sales decrease.

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2009 and three months ended March 31, 2010 are as follows:

	Crane	Foodservice	Total

Gross and net balance as of January 1, 2009	$285.5	$1,605.0	$1,890.5
Enodis purchase accounting adjustments	—	(84.9)	(84.9)
Sale of product lines	—	(9.3)	(9.3)
Foreign currency impact	4.2	(4.9)	(0.7)
Gross balance as of December 31, 2009	289.7	1,505.9	1,795.6
Asset impairments	—	(548.8)	(548.8)
Net balance as of December 31, 2009	289.7	957.1	1,246.8

Acquisition of ASI	—	5.0	5.0
Foreign currency impact	(11.1)	2.2	(8.9)
Gross balance as of March 31, 2010	$278.6	$1,513.1	$1,791.7
Asset impairments	—	(548.8)	(548.8)
Net balance as of March 31, 2010	$278.6	$964.3	$1,242.9

The increase in goodwill of $5.0 million for the period ended March 31, 2010, was due to the acquisition of ASI.  See further discussion in Note 2, “Acquisition.”

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of

March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$333.5	$—	$333.5	$341.0	$—	$341.0
Customer relationships	439.2	(34.7)	404.5	438.9	(28.9)	410.0
Patents	33.6	(19.2)	14.4	35.1	(19.4)	15.7
Engineering drawings	11.3	(6.1)	5.2	11.8	(6.2)	5.6
Distribution network	20.8	—	20.8	21.7	—	21.7
Other intangibles	200.9	(25.1)	175.8	185.9	(22.5)	163.4
	$1,039.3	$(85.1)	$954.2	$1,034.4	$(77.0)	$957.4

The gross carrying amount of other intangibles increased $18.2 million due to the acquisition of ASI, as discussed in Note 2, “Acquisition.”  Amortization expense for the three months ended March 31, 2010 and 2009 was $9.8 million and $8.3 million, respectively. Amortization expense related to intangible assets for each of the five succeeding years is estimated to be approximately $40 million per year.

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Trade accounts payable and interest payable	$403.0	$357.3
Employee related expenses	103.8	96.6
Restructuring expenses	52.3	61.5
Profit sharing and incentives	8.6	14.0
Accrued rebates	30.2	35.2
Deferred revenue - current	32.4	40.4
Derivative liabilities	4.2	5.5
Income taxes payable	22.0	25.3
Miscellaneous accrued expenses	155.2	165.8
	$811.7	$801.6

9. Debt

Outstanding debt at March 31, 2010 and December 31, 2009 is summarized as follows:

(in millions)	March 31, 2010	December 31, 2009
Revolving credit facility	$7.0	$—
Term loan A	738.3	922.5
Term loan B	833.2	1,041.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	400.0	—
Securitization	63.0	—
Other	74.4	58.9
Total debt	$2,265.9	$2,172.4
Less current portion and short-term borrowings	(156.5)	(144.9)
Long-term debt	$2,109.4	$2,027.5

In April 2008, the company entered into a $2.4 billion credit agreement which was amended and restated as of August 25, 2008, to ultimately increase the size of the total facility to $2.925 billion (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.  The New Credit Agreement includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions. Term Loan X was repaid in full as of December 31, 2009. At March 31, 2010 the interest rates for Term Loan A and Term Loan B were 4.8125% and 7.500%, respectively.  Including interest rate swaps, Term Loan A and Term Loan B rates were 5.71% and 7.97% respectively, at March 31, 2010.

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

On February 3, 2010, the company entered into an Underwriting Agreement with J.P. Morgan Securities Inc. as representative of several underwriters, pursuant to which the company agreed to sell, and the underwriters agreed to purchase $400 million of the company’s 9.50% Senior Notes due 2018 to be guaranteed by guarantors in a public offering which closed on February 8, 2010. Net proceeds of $392.0 million from this offering were used to partially pay down ratably the then outstanding balances on Term Loan A and Term Loan B.

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

The issuance of the Senior Notes due 2018 and the use of proceeds to repay Term Loan A and Term Loan B resulted in the recognition of $15.7 million for the loss on extinguishment of debt, in accordance with the provisions of ASC Topic 470-50, “Modifications and Extinguishments.”  In addition, $1.7 million of fees paid by the company to the parties to the New Credit Agreement  were capitalized in connection with the January 2010 Amendment and along with the existing unamortized debt fees, are being amortized over the remaining term of the New Credit Agreement using the effective interest method.  $8.5 million of fees paid to the parties of the Senior Notes due 2018 have been capitalized and are being amortized over the term of the Senior Notes due 2018.

Our Senior Notes due 2013 and Senior Notes due 2018 contain customary affirmative and negative covenants.  Among other restrictions, these covenants limit our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

As of March 31, 2010 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended through March 31, 2010, the Senior Notes due 2013, and the Senior Notes due 2018 and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.  As of March 31, 2010 our Consolidated Total Leverage Ratio was 6.65:1, below the maximum ratio of 7.800:1 and our Consolidated Interest Coverage Ratio was 2.050:1, above the minimum ratio of 1.750:1.

On January 1, 2010, the company adopted guidance primarily codified in ASC Topic 860-10, “Transfers and Servicing” relating to transfers of financial assets.  As a result, the structure of the company’s current securitization facility no longer met the requirements for off balance sheet treatment and the sold receivables were required to be recognized in the consolidated balance sheet at March 31, 2010.  Additionally, proceeds from the securitization facility are treated as borrowings and are reflected within the financing section of the statement of cash flows.  At March 31, 2010, the company recognized $63.0 million of securitized receivables and a corresponding securitization liability of $63.0 million.  See additional discussion at Note 10, “Accounts Receivable Securitization.”

As of March 31, 2010, the company had outstanding $74.4 million of other indebtedness that has a weighted-average interest rate of approximately 6.0%.  This debt includes outstanding short-term debt and overdraft balances in the Americas, Asia and Europe and various capital leases.

10. Accounts Receivable Securitization

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as cash collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated total leverage ratio.  On February 26, 2010  the company entered into Amendment No. 8 to the Amended and Restated Receivables Purchase Agreement (Receivables Purchase Agreement) to align the included financial covenants ratios with those of the New Credit Agreement, as amended, and the Senior Notes due 2013 and Senior Notes due 2018.  As of March 31, 2010, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Receivables Purchase Agreement and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

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

On March 29, 2010 the company entered into Amendment No. 9 to the Amended and Restated Receivables Purchase Agreement originally dated as of December 21, 2006 and subsequently amended (Receivables Purchase Agreement).  Among other things, Amendment No. 9 amends the program to add an additional business to the program.

On December 17, 2009 and December 31, 2009, respectively, the company entered into Amendments No. 6 and 7 to the Receivables Purchase Agreement whereby the company modified the program to, among other things, add two additional businesses and amended certain defined terms in order to update the program for changes in the company’s legal structure.

Prior to January 1, 2010, the accounts receivables securitization program was accounted for as a sale in accordance with ASC Topic 860-10.  Sales of trade receivables to the Purchaser were reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received were included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.  On January 1, 2010, the company adopted new guidance codified in ASC 860 relating to transfers of financial assets.  As a result, the structure of the company’s current securitization facility no longer met the requirements for off balance sheet treatment and the sold receivables were required to be recognized in the consolidated balance sheet.  Additionally, proceeds from the securitization facility are treated as borrowings and are reflected within the financing section of the statement of cash flows.  At March 31, 2010, the company recognized $63.0 million of securitized receivables and a corresponding securitization liability of $63.0 million.

11.  Income Taxes

For the three months ended March 31, 2010, the Company recorded an income tax benefit of $13.6 million, as compared to an income tax benefit of $61.0 million for the three months ended March 31, 2009.  The income tax benefit for the three months ended March 31, 2010 was calculated under the discrete method.  The mix of income (loss) between foreign and domestic operations causes an unusual relationship between income (loss) and income tax expense (benefit) with small changes in the annual pre-tax book income resulting in a significant impact on the rate and unreliable estimates. As a result, the Company computed the provision for income taxes for the three months ended March 31, 2010 by applying the actual effective tax rate to the year-to-date loss. The Company believes that the discrete calculation of the effective tax rate provides a more reasonable approximation of the Company’s tax benefit.

The company’s income tax benefit was unfavorably impacted by $1.6 million for the quarter ended March 31, 2010, resulting from the elimination under the Patient Protection and Affordable Care Act of the tax deductibility of retiree health care costs to the extent of federal subsidies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.

The company’s unrecognized tax benefits, excluding interest and penalties, remained unchanged, at $42.3 million, for the quarter ended March 31, 2010.  All of the company’s unrecognized tax benefits as of March 31, 2010, if recognized, would impact the income tax provision. During the next twelve months, the Company does not expect any material changes in its unrecognized tax benefits.

There have been no significant developments in the quarter with respect to the Company’s ongoing tax audits in various jurisdictions.

12.  Earnings Per Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2010	2009
Basic weighted average common shares outstanding	130,507,072	130,159,387
Effect of dilutive securities - stock options and restricted stock	—	—
Diluted weighted average common shares outstanding	130,507,072	130,159,387

For the three months ended March 31, 2010 and 2009 the total number of potential dilutive options was 2.0 million and 0.4 million, respectively.  However, these options were not included in the computation of diluted net loss per common share for the quarter since to do so would decrease the loss per share.

No dividends were paid during the three months ended March 31, 2010 as the company moved to an annual dividend program.  During the three months ended March 31, 2009 the company paid a quarterly dividend of $0.02 per outstanding common share.

13.  Stockholders’ Equity

The following is a rollforward of retained earnings and noncontrollable interest for the period ending March 31, 2010 and 2009:

	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2009	$188.7	$(0.7)
Net earnings (loss)	(23.2)	(0.4)
Balance at March 31, 2010	$165.5	$(1.1)

	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2008	$882.7	$1.8
Net earnings (loss)	(656.3)	(1.0)
Cash dividends	(2.6)	—
Balance at March 31, 2009	$223.8	$0.8

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

Currently, the company has authorization to purchase up to 10 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) of common stock at management’s discretion.  As of March 31, 2010, the company had purchased approximately 7.6 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2010, 2009, 2008, 2007 or 2006.

14.  Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation was $1.7 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.  The company granted options to acquire 1.4 million and 2.3 million shares of stock to officers, directors, including non-employee directors and employees during the first quarters of 2010 and 2009, respectively.  The grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date.  All other grants become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  In addition, the company issued 0.5 and 0.2 million shares of restricted stock during the first quarters of 2010 and 2009, respectively.  The restrictions on all shares of restricted stock expire on the third anniversary of the grant date.

15.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated remaining cost to complete the clean up of this site is approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at March 31, 2010, is $0.7 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

As of March 31, 2010, the company also held reserves for environmental matters related to Enodis locations of approximately $1.6 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of March 31, 2010, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of March 31, 2010, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at March 31, 2010 were $27.2 million; $7.8 million was reserved specifically for actual cases and $19.4 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2010 and December 31, 2009, the company had reserved $106.6 million and $113.6 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

16. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at March 31, 2010 and December 31, 2009, was $64.3 million and $72.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at March 31, 2010 and December 31, 2009, was $79.6 million and $80.6 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2013.

During the three months ended March 31, 2010 and 2009, the company sold $0.0 million and $2.5 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the three months ended March 31, 2010, the customers paid $1.6 million of the notes to the third party financing companies.  As of March 31, 2010, the outstanding balance of the notes receivables guaranteed by the company was $7.2 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the three months ended March 31, 2010 and 2009.

	2010	2009
Balance at beginning of period	$113.6	$123.5
Accruals for warranties issued during the period	11.8	16.0
Settlements made (in cash or in kind) during the period	(16.3)	(19.6)
Currency translation	(2.5)	(1.3)
Balance at end of period	$106.6	$118.6

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

The components of periodic benefit costs for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$0.1	$0.5	$0.2	$0.2	$0.5	$0.2
Interest cost of projected benefit obligations	2.6	2.7	0.9	2.6	2.6	0.9

Expected return on plan assets	(2.3)	(2.4)	—	(2.4)	(2.4)	—
Amortization of actuarial net (gain) loss	—	—	0.1	0.1	—	—
Net periodic benefit costs	$0.4	$0.8	$1.2	$0.5	$0.7	$1.1
Weighted average assumptions:
Discount rate	6.0%	5.0 – 7.3%	5.75 – 6.00%	6.2%	5.5 - 6.5%	6.2 - 7.25%

Expected return on plan assets	6.0%	4.0 – 7.5%	N/A	5.75 - 6.5%	4.0 - 6.25%	N/A

Rate of compensation increase	N/A	2.0 – 8.0%	3.0%	N/A	2.0 - 8.0%	N/A

All but one of the U.S. pension plans have benefit accruals frozen.

18. Restructuring

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted the company’s tower crane product sales.  As a result of the continued worldwide decline in crane sales during the year ended December 31, 2009, the company recorded an additional $29.0 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  The restructuring plans will reduce the Crane segment workforce by approximately 40% of 2008 year-end levels.  As of March 31, 2010, $26.8 million of benefit payments had been made with respect to the workforce reductions.

The following is a rollforward of all restructuring activities relating to the Crane segment for the period ended March 31, 2010:

(in millions)	Restructuring Reserve Balance as of 12/31/09	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of 3/31/10

Involuntary employee terminations and related costs	$29.9	$0.2	$(6.6)	$23.5

In addition, $8.2 million of the Enodis acquisition related reserves were utilized during the three months ended March 31, 2010.  As of March 31, 2010 the balance of these reserves was $39.4 million, down from the December 31, 2009 balance of $47.6 million.

19. Recent Accounting Changes and Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-6, “Improving Disclosures about Fair Value Measurements “, codified in ASC Topic 820.  This update requires new disclosures and clarifies existing disclosures as it related to fair value measurements.  The update requires the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update also clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  The guidance is applicable for the company beginning in the first interim period in 2010.  Refer to Note 5, “Fair Value of Financial Instruments” for the disclosures required in accordance with this guidance.

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

In June 2009, the FASB issued guidance related to the accounting for transfers of financial assets codified primarily in ASC Topic 860, “Transfers and Servicing.” This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASC Topic 860 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets. This Topic is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  Refer to Note 10, “Accounts Receivable Securitization” for discussion of the impact of the adoption of this guidance.

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

20. Subsidiary Guarantors of Senior Notes due 2013 and Senior Notes due 2018

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2013 and Senior Notes due 2018, which include substantially all of the domestic, wholly-owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the Parent, which do not guarantee the Senior Notes due 2013 and Senior Notes due 2018 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the Parent.  The Condensed Consolidating Balance Sheet as of December 31, 2009 has been revised to classify intercompany receivables as assets instead of contra-liabilities.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$373.5	$434.8	$(86.4)	$721.9
Costs and expenses:
Cost of sales	—	278.3	357.9	(86.4)	549.8
Engineering, selling and administrative expenses	9.3	49.0	71.1	—	129.4
Asset impairments	—	—	—	—	—
Restructuring expense	—	0.1	0.2	—	0.3
Amortization expense	—	7.8	2.0	—	9.8
Equity in (earnings) loss of subsidiaries	(20.8)	(13.1)	—	33.9	—
Total costs and expenses	(11.5)	322.1	431.2	(52.5)	689.3

Operating earnings (loss) from continuing operations	11.5	51.4	3.6	(33.9)	32.6

Other income (expenses):
Interest expense	(45.8)	(0.3)	(1.4)	—	(47.5)
Management fee income (expense)	8.9	(10.3)	1.4	—	—
Loss on debt extinguishment	(15.7)	—	—	—	(15.7)
Other income (expense)-net	1.0	(11.1)	3.8	—	(6.3)
Total other expenses	(51.6)	(21.7)	3.8	—	(69.5)

Earnings (loss) from continuing operations before taxes on earnings	(40.1)	29.7	7.4	(33.9)	(36.9)
Provision (benefit) for taxes on earnings	(16.9)	2.6	0.7	—	(13.6)
Earnings (loss) from continuing operations	(23.2)	27.1	6.7	(33.9)	(23.3)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.2)	(0.1)	—	(0.3)
Net earnings (loss)	(23.2)	26.9	6.6	(33.9)	(23.6)
Less: Net loss attributable to noncontrolling interest	—	—	(0.4)	—	(0.4)
Net earnings (loss) attributable to Manitowoc	$(23.2)	$26.9	$7.0	$(33.9)	$(23.2)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$627.9	$560.4	$(160.7)	$1,027.6
Costs and expenses:
Cost of sales	—	498.1	485.1	(160.7)	822.5
Engineering, selling and administrative expenses	12.8	48.5	72.7	—	134.0
Asset impairment	—	700.0	—	—	700.0
Restructuring expense	—	0.5	3.9	—	4.4
Amortization expense	—	7.2	1.1	—	8.3
Integration expense	—	1.4	0.1	—	1.5
Equity in (earnings) loss of subsidiaries	635.6	(15.8)	—	(619.8)	—
Total costs and expenses	648.4	1,239.9	562.9	(780.5)	1,670.7

Operating earnings (loss) from continuing operations	(648.4)	(612.0)	(2.5)	619.8	(643.1)

Other income (expenses):
Interest expense	(45.1)	(0.2)	(3.2)	—	(48.5)
Management fee income (expense)	11.2	(9.3)	(1.9)	—	—
Other income (expense)-net	20.1	(13.1)	(4.9)	—	2.1
Total other expenses	(13.8)	(22.6)	(10.0)	—	(46.4)

Earnings (loss) from continuing operations before taxes on earnings	(662.2)	(634.6)	(12.5)	619.8	(689.5)
Provision (benefit) for taxes on earnings	(6.4)	(46.1)	(8.5)	—	(61.0)
Earnings (loss) from continuing operations	(655.8)	(588.5)	(4.0)	619.8	(628.5)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(30.6)	2.3	—	(28.3)
Net earnings (loss)	(655.8)	(619.1)	(1.7)	619.8	(656.8)
Less: Net loss attributable to noncontrolling interest	—	—	(1.0)	—	(1.0)
Net earnings (loss) attributable to Manitowoc	$(655.8)	$(619.1)	$(0.7)	$619.8	$(655.8)

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of March 31, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$7.3	$5.6	$86.3	$—	$99.2
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	1.2	—	6.3
Accounts receivable — net	0.6	91.9	315.8	—	408.3
Inventories — net	—	223.3	407.3	—	630.6
Deferred income taxes	112.4	—	32.2	—	144.6
Other current assets	60.8	10.0	56.4	(50.6)	76.6
Total current assets	188.8	330.8	899.2	(50.6)	1,368.2

Property, plant and equipment — net	11.1	295.9	331.9	—	638.9
Goodwill	—	1,025.0	217.9	—	1,242.9
Other intangible assets — net	—	737.3	216.9	—	954.2
Other non-current assets	1,671.2	1,728.8	2,561.9	(5,838.1)	123.8
Investment in affiliates	4,054.1	3,361.8	—	(7,415.9)	—
Total assets	$5,925.2	$7,479.6	$4,227.8	$(13,304.6)	$4,328.0

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$41.5	$377.1	$443.7	$(50.6)	$811.7
Short-term borrowings and securitization liabilities	36.7	73.7	46.1	—	156.5
Customer advances	—	18.1	59.4	—	77.5
Product warranties	—	46.0	44.8	—	90.8
Product liabilities	—	22.6	4.6	—	27.2
Total current liabilities	78.2	537.5	598.6	(50.6)	1,163.7

Non-Current Liabilities:
Long-term debt, less current portion	2,091.8	4.9	12.7	—	2,109.4
Deferred income taxes	239.9	—	(19.4)	—	220.5
Pension obligations	11.0	13.8	21.9	—	46.7
Postretirement health and other benefit obligations	57.4	—	3.2	—	60.6
Long-term deferred revenue	—	4.2	27.7	—	31.9
Other non-current liabilities	2,900.2	2,122.8	964.7	(5,838.1)	149.6
Total non-current liabilities	5,300.3	2,145.7	1,010.8	(5,838.1)	2,618.7

Equity
Manitowoc stockholder’s equity	546.7	4,796.4	2,619.5	(7,415.9)	546.7
Noncontrolling interest	—	—	(1.1)	—	(1.1)
Total equity	546.7	4,796.4	2,618.4	(7,415.9)	545.6
Total liabilities and equity	$5,925.2	$7,479.6	$4,227.8	$(13,304.6)	$4,328.0

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$18.0	$7.0	$80.8	$—	$105.8
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	1.4	—	6.5
Accounts receivable — net	0.4	10.0	312.8	—	323.2
Inventories — net	—	188.4	407.1	—	595.5
Deferred income taxes	109.6	—	32.4	—	142.0
Other current assets	75.1	9.6	50.4	(50.8)	84.3
Total current assets	210.8	215.0	884.9	(50.8)	1,259.9

Property, plant and equipment — net	11.3	303.0	359.4	—	673.7
Goodwill	—	1,026.9	219.9	—	1,246.8
Other intangible assets — net	—	745.0	212.4	—	957.4
Deferred income taxes	—	—	—	—	—
Other non-current assets	1,766.5	1,779.1	2,604.3	(6,009.0)	140.9
Investment in affiliates	4,021.0	3,317.3	—	(7,338.3)	—
Total assets	$6,009.6	$7,386.3	$4,280.9	$(13,398.1)	$4,278.7

Liabilities and equity
Current Liabilities:
Accounts payable and accrued expenses	$50.7	$361.8	$439.9	$(50.8)	$801.6
Short-term borrowings and current portion of long-term debt	105.2	0.7	39.0	—	144.9
Customer advances	—	30.5	40.7	—	71.2
Product warranties	—	49.5	47.0	—	96.5
Product liabilities	—	21.7	6.3	—	28.0
Total current liabilities	155.9	464.2	572.9	(50.8)	1,142.2

Non-Current Liabilities:
Long-term debt, less current portion	2,008.4	5.1	14.0	—	2,027.5
Deferred income taxes	234.9	—	(20.1)	—	214.8
Pension obligations	11.0	13.5	22.9	—	47.4
Postretirement health and other benefit obligations	55.7	—	3.1	—	58.8
Long-term deferred revenue	—	5.5	26.3	—	31.8
Other non-current liabilities	2,935.8	2,110.1	1,112.1	(6,009.0)	149.0
Total non-current liabilities	5,245.8	2,134.2	1,158.3	(6,009.0)	2,529.3

Equity
Manitowoc stockholder’s equity	607.9	4,787.9	2,550.4	(7,338.3)	607.9
Noncontrolling interest	—	—	(0.7)	—	(0.7)
Total equity	607.9	4787.9	2,549.7	(7,338.3)	607.2
Total liabilities and stockholders’ equity	$6,009.6	$7,386.3	$4,280.9	$(13,398.1)	$4,278.7

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	(6.5)	(80.3)	17.1	—	(69.7)
Cash provided by (used for) operating activities of discontinued operations	—	(0.2)	(0.3)	—	(0.5)
Net cash provided by (used for) operating activities	$(6.5)	$(80.5)	$16.8	$—	$(70.2)

Cash Flows from Investing:
Business acquisition, net of cash acquired	—	—	(4.8)	—	(4.8)
Capital expenditures	(0.4)	(3.3)	(4.8)	—	(8.5)
Restricted cash	—	—	0.2	—	0.2
Proceeds from sale of property, plant and equipment	—	—	5.9	—	5.9
Intercompany investments	(8.5)	(0.7)	69.5	(60.3)	—
Net cash provided by (used for) investing activities	(8.9)	(4.0)	66.0	(60.3)	(7.2)

Cash Flows from Financing:
Proceeds from long-term debt	8.0	10.0	11.0	—	29.0
Payments on long-term debt	—	(0.2)	(13.4)	—	(13.6)
Proceeds on revolving credit facility—net	7.0	—	—	—	7.0
Proceeds (payments) on notes financing—net	—	(1.6)	—	—	(1.6)
Proceeds from securitization	—	63.0	—	—	63.0
Debt issue costs	(10.7)	—	—	—	(10.7)
Intercompany financing	—	11.9	(72.2)	60.3	—
Options exercised	0.4	—	—	—	0.4
Net cash provided by (used for) financing activities	4.7	83.1	(74.6)	60.3	73.5

Effect of exchange rate changes on cash	—	—	(2.7)	—	(2.7)

Net increase (decrease) in cash and cash equivalents	(10.7)	(1.4)	5.5	—	(6.6)

Balance at beginning of period	18.0	7.0	80.8	—	105.8
Balance at end of period	$7.3	$5.6	$86.3	$—	$99.2

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	10.1	(79.1)	45.3	—	(23.7)
Cash provided by (used for) operating activities of discontinued operations	—	(1.8)	(8.8)	—	(10.6)
Net cash provided by (used for) operating activities	$10.1	$(80.9)	$36.5	$—	$(34.3)

Cash Flows from Investing:
Capital expenditures	(0.9)	(8.5)	(12.7)	—	(22.1)
Proceeds from sale of property, plant and equipment	—	0.2	0.7	—	0.9
Intercompany investments	167.5	910.6	558.2	(1,636.3)	—
Net cash provided by (used for) investing activities of continuing operations	166.6	902.3	546.2	(1,636.3)	(21.2)
Net cash provided by (used for) investing activities	166.6	902.3	546.2	(1,636.3)	(21.2)

Cash Flows from Financing:
Proceeds from long-term debt	—	3.0	78.5	—	81.5
Payments on long-term debt	(28.6)	(1.2)	(22.3)	—	(52.1)
Payments on revolving credit facility - net	9.9	—	—	—	9.9
Payments on notes financing - net	—	1.6	(0.3)	—	1.3
Dividends paid	(2.6)	—	—	—	(2.6)
Intercompany financing	(131.3)	(858.7)	(646.3)	1,636.3	—
Net cash provided by (used for) financing activities	(152.6)	(855.3)	(590.4)	1,636.3	38.0

Effect of exchange rate changes on cash	—	—	(1.5)	—	(1.5)

Net increase (decrease) in cash and cash equivalents	24.1	(33.9)	(9.2)	—	(19.0)

Balance at beginning of period	2.1	50.8	120.1	—	173.0
Balance at end of period	$26.2	$16.9	$110.9	$—	$154.0

21.  Business Segments

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

	Three Months Ended
	March 31,
	2010	2009
Net sales:
Crane	$366.8	$672.9
Foodservice	355.1	354.7
Total net sales	$721.9	$1,027.6
Earnings (loss) from operations:
Crane	$2.9	$55.0
Foodservice	39.3	20.7
Corporate expense	(9.3)	(12.9)
Asset impairments	—	(700.0)
Restructuring expense	(0.3)	(4.4)
Integration expense	—	(1.5)
Operating earnings (loss) from operations	$32.6	$(643.1)

Crane segment operating earnings for the three months ended March 31, 2010 and 2009 includes amortization expense of $1.6 million and $1.5 million, respectively.  Foodservice segment operating earnings for the three months ended March 31, 2010 and 2009 includes amortization expense of $8.2 million and $6.8 million, respectively.

As of March 31, 2010 and December 31, 2009, the total assets by segment were as follows:

	March 31, 2010	December 31, 2009
Crane	$1,707.6	$1,738.4
Foodservice	2,267.9	2,279.5
Corporate	352.5	260.8
Total	$4,328.0	$4,278.7

22.   Subsequent Events

We evaluated subsequent events and included all accounting and disclosure requirements related to subsequent events in our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended March 31,
	2010	2009

Net sales:
Crane	$366.8	$672.9
Foodservice	355.1	354.7
Total	$721.9	$1,027.6

Consolidated net sales for the three months ended March 31, 2010 decreased 29.7% to $721.9 million from $1.0 billion for the same period in 2009.  The decrease in net sales versus the prior year was driven primarily by a 45.5% decline in the Crane segment as the demand for cranes continues to be weak in North America and Western Europe.  The Foodservice segment net sales ended flat versus the same period last year.

Net sales from the Crane segment for the three months ended March 31, 2010 decreased $306.1 million to $366.8 million versus $672.9 million for the three months ended March 31, 2009.  As expected, crane demand in North America and Western Europe continue to be weak however, consistent with last quarter, there are signs of demand improvement in emerging markets such as Asia, Latin America and the Middle East.  In addition, net sales were negatively impacted by the timing of deliveries given the production cycle for larger capacity equipment.  From a product-line standpoint, the lower sales were driven mainly by a decreased volume of mobile hydraulic and crawler cranes partially offset by an increase in tower cranes.

For the three months ended March 31, 2010 versus the same period in 2009, the stronger Euro and some Asian currencies compared to the U.S. Dollar had a favorable impact on crane sales of approximately $20.9 million.  As of March 31, 2010, total Crane segment backlog was $612.6 million, a 7.0% increase over the December 31, 2009 backlog of $572.7 million and a 55.9% decrease over the March 31, 2009 backlog of $1.4 billion.  The increase in the backlog level at March 31, 2010 versus December 31, 2009 marked the crane segment’s first sequential increase in backlog since June 2008.  New orders, net of cancellations, showed continued stabilization during the quarter.

Net sales from the Foodservice segment for the three months ended March 31, 2010 increased $0.4 million to $355.1 million versus $354.7 million for the three months ended March 31, 2009.  Despite continued difficult market conditions, the net sales increase was driven by the development and introduction of new Foodservice segment products, as well as replacement demand.  In addition, net sales benefited from higher ice machine sales in the Americas and Asia partially offset by lower Europe sales across all product lines.  Also, partially offsetting the overall sales increase was an unfavorable impact of foreign currency exchange rate changes of $3.2 million.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended
	March 31,
	2010	2009
Earnings from operations:
Crane	$2.9	$55.0
Foodservice	39.3	20.7
General corporate expense	(9.3)	(12.9)
Asset impairments	—	(700.0)
Restructuring expense	(0.3)	(4.4)
Integration expense	—	(1.5)
Total	$32.6	$(643.1)

Consolidated gross profit for the three months ended March 31, 2010 was $172.1 million, a decrease of $33.0 million as compared to the $205.1 million of consolidated gross profit for the same period in 2009.  This decrease was a result of significantly lower gross profit in the Crane segment primarily due to lower sales volumes partially offset by favorable material and labor cost reductions as a result of various cost reduction initiatives during 2009 and in the first quarter of 2010.  For the three months ended March 31, 2010 versus the same period in 2009, the Crane segment gross profit declined by $54.4 million.

For the three months ended March 31, 2010, the Foodservice segment gross profit increased approximately $21.5 million versus the same period last year.  The key drivers for this increase were the synergies realized since the Enodis acquisition, the rollout of the blended beverage machines in the third quarter of 2009 and a favorable mix of product revenues.  These favorable results also led to higher Foodservice segment operating margins of 13.4 percent for the first quarter of 2010, up from 7.8 percent from the same period in 2009.

Engineering, selling and administrative (ES&A) expenses for the first quarter of 2010 decreased approximately $4.6 million to $129.4 million versus $134.0 million for the first quarter of 2009.  This decrease was driven by lower ES&A expenses in the Crane segment and for general corporate expenses.  In addition, ES&A expenses were lower in the Foodservice segment as a result of realization of synergies associated with the Enodis integration but offset by higher employee related costs.  The lower crane segment and general corporate expenses were attributable to cost reduction initiatives, lower employee related costs and lower professional fees.

For the three months ended March 31, 2010, the Crane segment reported operating earnings of $2.9 million compared to $55.0 million for the three months ended March 31, 2009.  Operating earnings of the Crane segment were unfavorably affected by decreased sales volume across the America and European regions partially offset by lower raw material costs and favorable labor costs and factory efficiencies as a result of restructuring activities in 2009 which reduced the Crane segment cost structure in all regions.

For the three months ended March 31, 2010, the Foodservice segment reported operating earnings of $39.3 million compared to $20.7 million for the three months ended March 31, 2009.   Operating earnings were higher as a result of the realization of Enodis integration synergies, the rollout of the blended beverage machines and stronger ice sales versus the same period last year.

For the three months ended March 31, 2010, corporate expenses were $9.3 million compared to $12.9 million for the three months ended March 31, 2009.  This decrease is the result of lower employee-related costs and professional fees.

The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles - Goodwill and Other.” Under ASC Topic 350-10, goodwill is no longer amortized; however, the company performs an annual impairment at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; Foodservice Asia; and Foodservice Retail, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

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

The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.  There was no impairment charge for the three months ended March 31, 2010.

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expenses to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily in response to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted our tower crane product sales.  As a result of the continued worldwide decline in crane sales during the first quarter of 2009 the company recorded an additional $4.4 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  See further detail related to the restructuring expenses at Note 18, “Restructuring”.

During the quarter ended March 31, 2009, the company was engaged in a number of integration activities associated with the Enodis acquisition which resulted in integration expenses of approximately $1.5 million.  Integration expenses included only costs directly associated with the integration such as costs related to outside vendors or services, costs of employees who have been assigned full-time to integration activities, and travel related expenses.  There were no integration expenses during the quarter ended March 31, 2010.

Analysis of Non-Operating Income Statement Items

The loss on debt extinguishment of $15.7million for the quarter ended March 31, 2010 is a result of the accelerated amortization of deferred financing fees due to the partial pay down on the outstanding balances of Term Loan A and Term Loan B.  See further detail at Note 9, “Debt.”

Interest expense for the first quarter of 2010 was $40.6 million versus $40.5 million for the first quarter ended March 31, 2009.  The interest expense for both periods is related to the $2.4 billion credit agreement which was entered into in order to fund the Enodis acquisition and which was amended and restated as of August 25, 2008 to ultimately increase the size to $2.925 billion (New Credit Agreement) and was drawn upon on November 6, 2008.  See further detail on the New Credit Agreement at Note 9, “Debt.”  Amortization expenses for deferred financing fees were $6.9 million for the quarter ended March 31, 2010 as compared to $8.0 million in 2009.  The lower expense in 2010 is related to the lower balance of deferred financing fees as a result of the accelerated paydowns of Term Loans in 2009 and during the first quarter in 2010.

Other expense, net for the first three months of 2010 was $6.3 million versus other income of $2.1 million for the same period ended March 31, 2009.  The expense in 2010 is primarily the result of $2.5 million in currency losses as the company was negatively impacted by transactions between our U.S. and foreign crane facilities during the quarter as the U.S. dollar weakened against other foreign currencies.  In addition, we finalized the liquidation of a dormant company in Europe within the Foodservice segment which resulted in reclassifying currency losses of $2.5 million from Accumulated other comprehensive income into other expense, net.  The balance of the 2010 expense is primarily related to bank fees.

For the three months ended March 31, 2010, the Company recorded an income tax benefit of $13.6 million, as compared to an income tax benefit of $61.0 million for the three months ended March 31, 2009. The decrease in the tax benefit for the three months ended March 31, 2010 relative to the prior year is primarily due to the deductible portion of the impairment charge of $52 million, as well as the reversal of unrecognized tax benefits of $18.6 million during the three months ended March 31, 2009. The income tax benefit for the three months ended March 31, 2010 was calculated under the discrete method.  The mix of income (loss) between foreign and domestic operations causes an unusual relationship between income (loss) and income tax expense (benefit) with small changes in the annual pre-tax book income resulting in a significant impact on the rate and unreliable estimates. As a result, the Company computed the provision for income taxes for the three months ended March 31, 2010 by applying the actual effective tax rate to the year-to-date loss. The Company believes that the discrete calculation of the effective tax rate provides a more reasonable approximation of the Company’s tax benefit.

The company’s income tax benefit was unfavorably impacted by $1.0 million for the quarter ended March 31, 2010 as a result of the lapse of a U.S. income tax law (Internal Revenue Code Section 954(c)(6)) that had generally provided for the tax free treatment of intercompany interest, dividends and royalties.

The company’s income tax benefit was also unfavorably impacted by $1.6 million for the quarter ended March 31, 2010, resulting from the elimination under the Patient Protection and Affordable Care Act of the tax deductibility of retiree health care costs to the extent of federal subsidies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.

The results from discontinued operations were a loss of $0.3 million and $28.3 million, net of income taxes, for the three months ended March 31, 2010 and 2009, respectively.  The 2010 loss is attributable to various administrative costs incurred in the former Marine segment and the ice-machine operations of Enodis.   The 2009 loss relates to the results of operations of the Enodis ice businesses classified as held-for-sale and the former Marine segment sold on December 31, 2008.  The ice-machine operations of Enodis generated an operating loss of $27.9 million after including the goodwill impairment charge of $28.8 million.  The loss for the Marine segment of $0.4 million related to final sale price adjustments.

For the three months ended March 31, 2010 and 2009, a net loss attributable to a noncontrolling interest of $0.4 million and $1.0 million, respectively, was recorded in relation to our 50% joint venture with the shareholders of TaiAn Dongyue.

Financial Condition

First Three Months of 2010

Cash and cash equivalents balance as of March 31, 2010 totaled $101.8 million, which was a decrease of $6.6 million from the December 31, 2009 balance of $108.4 million.  Cash flow used for operating activities of continuing operations for the first three months of 2010 was $69.7 million compared to cash used of $16.0 million for the first three months of 2009.  During the first three months of 2010, the cash flow used for operating activities of continuing operations was adversely impacted by the company’s adoption of new guidance primarily codified in ASC Topic 860-10.  As a result, the company was required to classify cash inflows from its domestic accounts receivable securitization facility as a financing activity instead of an operating activity as in prior periods.  This new accounting guidance did not require the company to restate prior year cash flow results.  See further detail at Note 10, “Accounts Receivable Securitization.”  This change had an unfavorable impact on cash flow used for operating activities of $63.0 million in the first quarter of 2010.

Capital expenditures during the first three months of 2010 were $8.5 million versus $22.1 million during the first three months of 2009.  The majority of the capital expenditures are related to machinery and equipment purchases for the Crane and Foodservice segments.

First Three Months of 2009

Cash and cash equivalents balance as of March 31, 2009 totaled $154.0 million, which was a decrease of $19.0 million from the December 31, 2008 balance of $173.0 million.  Cash flow provided by operating activities of continuing operations for the first three months of 2009 was a use of cash of $16.0 million.  During the first three months of 2009, the cash flow from operating activities of continuing operations was primarily impacted by the overall slowdown of business activity for both segments which favorably reduced accounts receivable but also unfavorably decreased accounts payable balances.  In addition, cash flow was positively impacted by a decrease in other assets as a U.S. income tax refund of $75.9 million was received during the quarter and was negatively impacted by the reduction of other liabilities as a payment of $56.0 million was made for the settlement of a legacy Enodis long-standing non-operational legal matter.  See further detail related to the legal settlement at Note 15, “Contingencies and Significant Estimates”.

Capital expenditures during the first three months of 2009 were $22.1 million versus $27.2 million during the first three months of 2008.  The majority of the capital expenditures were related to capacity expansion projects and ERP implementation costs for the Crane segment and machinery and equipment purchases for the Foodservice segment.

Liquidity and Capital Resources

Outstanding debt at March 31, 2010 and December 31, 2009 is summarized as follows:

	March 31,	December 31,
(in millions)	2010	2009
Revolving credit facility	$7.0	$0.0
Term loan A	738.3	922.5
Term loan B	833.2	1,041.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	400.0	0.0
Securitization	63.0	0.0
Other	74.4	58.9
Total debt	$2,265.9	$2,172.4
Less current portion and short-term borrowings	(156.5)	(144.9)
Long-term debt	$2,109.4	$2,027.5

In April 2008, the company entered into a $2.4 billion credit agreement which was amended and restated as of August 25, 2008, to ultimately increase the size of the total facility to $2.925 billion (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.  The New Credit Agreement includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.  Term Loan X was fully repaid as of December 31, 2009.  At March 31, 2010 the interest rates for Term Loan A and Term Loan B were 4.8125%

and 7.500%, respectively.  Including interest rate swaps, Term Loan A and Term Loan B rates were 5.71% and 7.97% respectively at March 31, 2010.

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

On February 3, 2010, the company entered into an Underwriting Agreement with J.P. Morgan Securities Inc. as representative of several underwriters, pursuant to which the company agreed to sell, and the underwriters agreed to purchase $400 million of the company’s 9.50% Senior Notes due 2018 to be guaranteed by guarantors in a public offering which closed on February 8, 2010. Net proceeds of $392.0 million from this offering were used to partially pay down ratably the then outstanding balances on Term Loan A and Term Loan B.

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

The issuance of the Senior Notes due 2018 and the use of proceeds to repay Term Loan A and Term Loan B resulted in the recognition of $15.7 million for the loss on extinguishment of debt, in accordance with the provisions of ASC Topic 470-50, “Modifications and Extinguishments.”  In addition, $1.7 million of fees paid by the company to the parties to the New Credit Agreement  were capitalized in connection with the January 2010 Amendment and along with the existing unamortized debt fees, are being amortized over the remaining term of the New Credit Agreement using the effective interest method.  $8.5 million of fees paid to the parties of the Senior Notes due 2018 have been capitalized and are being amortized over the term of the Senior Notes due 2018.

Our Senior Notes due 2013 contain customary affirmative and negative covenants.  Among other restrictions, these covenants limit our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

As of March 31, 2010 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended through March 31, 2010, the Senior Notes due 2013, and the Senior Notes due 2018 and based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.  As of March 31, 2010 our Consolidated Total Leverage Ratio was 6.65:1, below the maximum ratio of 7.800:1 and our Consolidated Interest Coverage Ratio was 2.050:1, above the minimum ratio of 1.750:1.

As of March 31, 2010, the company had outstanding $74.4 million of other indebtedness that has a weighted-average interest rate of approximately 6.0%.  This debt includes outstanding short-term debt and overdraft balances in the Americas, Asia and Europe and various capital leases.

As a result of the Amendment of the New Credit Agreement, the company terminated the Term Loan A interest rate swap entered into

in January 2009 resulting in a realized gain of $2.0 million and entered into a new interest rate swap related to Term Loan A.   In accordance with ASC Topic 815-10, the realized gain will be amortized as an adjustment to interest expense over the life of the original January Term Loan A swap. The Amended Term Loan A swap transaction swaps the 3 month LIBOR interest rate for 46 percent of the Term Loan A debt balance to a fixed rate of 2.501 percent as of July 13, 2009.  The Term Loan B swap transaction swaps the 1 month LIBOR with a 3 percent floor to a fixed rate of 3.635 percent for 50 percent of the notional amount as of January 29, 2009.  At origination, the interest rate hedges for Term Loan A and Term Loan B are amortizing swaps that have an aggregate weighted average life of three years.  The remaining unhedged portion of Term Loans A and B as well as the revolving credit facility, continue to bear interest at a variable interest rate plus the applicable spread according to the New Credit Agreement, as amended.  As of March 31, 2010, the swapped portion of Term Loan A and Term Loan B debt is 7.001% and 8.135% respectively.

The company has entered into an accounts receivable securitization program whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells participating interests in its pool of receivables to a third-party financial institution (Purchaser). The Purchaser receives an ownership and security interest in the pool of receivables.  New receivables are purchased by the special purpose subsidiary and participation interests are resold to the Purchaser as collections reduce previously sold participation interests. The company has retained collection and administrative responsibilities on the participation interests sold. The Purchaser has no recourse against the company for uncollectible receivables; however, the company’s retained interest in the receivable pool is subordinate to the Purchaser and is recorded at fair value. The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include the following: consolidated interest coverage ratio and consolidated total leverage ratio.  As of March 31, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants.  See additional discussion regarding future compliance with such covenants in Note 9, “Debt”.

Prior to January 1, 2010, the accounts receivables securitization program was accounted for as a sale in accordance with ASC Topic 860-10, “Transfers and Servicing.”  Sales of trade receivables to the Purchaser were reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received were included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.  On January 1, 2010, the company adopted new guidance primarily codified in ASC 860 relating to transfers of financial assets.  As a result, the structure of the company’s current securitization facility no longer met the requirements for off balance sheet treatment and the sold receivables were required to be recognized in the consolidated balance sheet.  Additionally, proceeds from the securitization facility are treated as borrowings and are reflected within the financing section of the statement of cash flows.  At March 31, 2010, the company recognized $63.0 million of securitized receivables and a corresponding securitization liability of $63.0 million.

Our liquidity position at March 31, 2010 and December 31, 2009 is summarized as follows:

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$101.8	$108.4
Revolver borrowing capacity	393.0	400.0
Less: outstanding letters of credit	(43.4)	(43.6)
Total liquidity	$451.4	$464.8

The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.

Recent Accounting Changes and Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-6, “Improving Disclosures about Fair Value Measurements “, codified in ASC Topic 820.  This update requires new disclosures and clarifies existing disclosures as it related to fair value measurements.  The update requires the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update also clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  The guidance is applicable for the company beginning in the first interim period in 2010.  Refer to Note 5, “Fair Value of Financial Instruments” for the disclosures required in accordance with this guidance.

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

In June 2009, the FASB issued guidance related to the accounting for transfers of financial assets codified primarily in ASC Topic 860, “Transfers and Servicing.” This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASC Topic 860 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets. This Topic is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  Refer to Note 10, “Accounts Receivable Securitization” for discussion of the impact of the adoption of this guidance.

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

Critical Accounting Policies

Our critical accounting policies have not materially changed since the 2009 Form 10-K was filed.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the 2009 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2009.

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

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

The company’s risk factors disclosures have not materially changed since the 2009 Form 10-K was filed.  The company’s risk factors are incorporated by reference from Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.  Exhibits

(a)   Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

March 31, 2010

Exhibit No.*	Description	Filed/Furnished Herewith

10.12(d)

Amendment No. 3 dated December 18, 2008 to the Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landisbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 on the company’s Current Report on Form 8-K dated as of December 23, 2006 and incorporated herein by reference) as amended on August 15, 2007 with such Amendment No. 1 filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007; as further amended on November 6, 2008 with such Amendment No. 2 filed as Exhibit 10.12(a) to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, all of which are incorporated herein by reference.

		X	(1)

10.12(e)

Amendment No. 9 dated March 29, 2010 to the Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landisbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 on the company’s Current Report on Form 8-K dated as of December 23, 2006 and incorporated herein by reference) as amended on August 15, 2007 with such Amendment No. 1 filed as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as further amended on November 6, 2008 with such Amendment No. 2 filed as Exhibit 10.12(a) to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, as further amended on December 18, 2008 with such Amendment No. 3 filed as Exhibit 10.12(d) to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010; as further amended on June 29, 2009 with such Amendment No. 4 filed as Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009; as further amended on September 28, 2009 with such Amendment No. 5 filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated as of September 28, 2009; as further amended on December 17, 2009 with such Amendment No. 6 filed as Exhibit 10.12(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as further amended on December 31, 2009 with such Amendment No. 7 filed as Exhibit 10.12(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009; as further Amended on February 26, 2010 with such Amendment No. 8 filed as Exhibit 10.12(c) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009; all of which are incorporated herein by reference.

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