Form 10-Q
period 2010-06-30
MANITOWOC CO INC
filed 2010-08-09
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2010, the most recent practicable date, was 131,304,522.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$876.5	$1,034.8	$1,598.5	$2,062.3

Costs and expenses:
Cost of sales	663.5	798.0	1,213.4	1,620.5
Engineering, selling and administrative expenses	129.4	153.3	258.8	287.3
Asset impairments	—	—	—	700.0
Restructuring expense	1.3	21.5	1.7	25.9
Integration expense	—	2.0	—	3.5
Amortization expense	10.0	8.4	19.8	16.7
Total operating costs and expenses	804.2	983.2	1,493.7	2,653.9

Earnings (loss) from operations	72.3	51.6	104.8	(591.6)

Other income (expenses):
Amortization of deferred financing fees	(5.2)	(6.6)	(12.1)	(14.7)
Interest expense	(43.2)	(41.0)	(83.8)	(81.4)
Loss on debt extinguishment	—	(1.1)	(15.7)	(1.1)
Other income, net	(5.6)	4.1	(11.8)	6.3
Total other income (expenses)	(54.0)	(44.6)	(123.4)	(90.9)

Earnings (loss) from continuing operations before taxes on income	18.3	7.0	(18.6)	(682.5)
Provision (benefit) for taxes on income	4.7	(6.2)	(8.9)	(67.2)
Earnings (loss) from continuing operations	13.6	13.2	(9.7)	(615.3)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $0.1, $1.5, $0.2 and $1.9, respectively	(0.3)	(3.0)	(0.6)	(31.4)
Loss on sale of discontinued operations, net of income taxes of $16.9 and $16.9, respectively	—	(23.2)	—	(23.1)
Net earnings (loss)	13.3	(13.0)	(10.3)	(669.8)
Less: Net loss attributable to noncontrolling interest, net of tax	(0.8)	(0.7)	(1.2)	(1.7)
Net earnings (loss) attributable to Manitowoc	$14.1	$(12.3)	$(9.1)	$(668.1)

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$14.4	$13.9	$(8.5)	$(613.6)
Earnings (loss) from discontinued operations, net of income taxes	(0.3)	(3.0)	(0.6)	(31.4)
Loss on sale of discontinued operations, net of income taxes	—	(23.2)	—	(23.1)
Net earnings (loss) attributable to Manitowoc	$14.1	$(12.3)	$(9.1)	$(668.1)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.11	$0.11	$(0.07)	$(4.71)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	(0.02)	(0.00)	(0.24)
Loss on sale of discontinued operations, net of income taxes	—	(0.18)	—	(0.18)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	$0.11	$(0.09)	$(0.07)	$(5.13)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.11	$0.11	$(0.07)	$(4.71)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	(0.02)	(0.00)	(0.24)
Loss on sale of discontinued operations, net of income taxes	—	(0.18)	—	(0.18)
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.11	$(0.09)	$(0.07)	$(5.13)

Weighted average shares outstanding — basic	130,574,043	130,163,718	130,535,386	130,161,564
Weighted average shares outstanding — diluted	132,609,138	130,163,718	130,535,386	130,161,564

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of June 30, 2010 and December 31, 2009

(Unaudited)

(In millions, except share data)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$115.0	$105.8
Marketable securities	2.6	2.6
Restricted cash	9.3	6.5
Accounts receivable, less allowances of $32.6 and $47.3, respectively	376.1	323.2
Inventories — net	640.1	595.5
Deferred income taxes	143.4	142.0
Other current assets	71.8	84.3
Total current assets	1,358.3	1,259.9

Property, plant and equipment — net	600.0	673.7
Goodwill	1,232.0	1,246.8
Other intangible assets — net	932.6	957.4
Other non-current assets	117.9	140.9
Total assets	$4,240.8	$4,278.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$842.3	$801.6
Short-term borrowings	144.2	144.9
Product warranties	88.2	96.5
Customer advances	58.7	71.2
Product liabilities	26.6	28.0
Total current liabilities	1,160.0	1,142.2
Non-Current Liabilities:
Long-term debt	2,062.8	2,027.5
Deferred income taxes	221.6	214.8
Pension obligations	45.7	47.4
Postretirement health and other benefit obligations	60.8	58.8
Long-term deferred revenue	29.2	31.8
Other non-current liabilities	150.0	149.0
Total non-current liabilities	2,570.1	2,529.3

Commitments and contingencies (Note 15)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 131,304,522 and 130,708,124 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	449.1	444.4
Accumulated other comprehensive income (loss)	(29.3)	61.8
Retained earnings	179.6	188.7
Treasury stock, at cost (31,871,406 and 32,467,804 shares, respectively)	(88.2)	(88.4)
Total Manitowoc stockholders’ equity	512.6	607.9
Noncontrolling interest	(1.9)	(0.7)
Total equity	510.7	607.2
Total liabilities and equity	$4,240.8	$4,278.7

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operations:
Net earnings (loss)	$(10.3)	$(669.8)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities of continuing operations:
Asset impairments	—	700.0
Discontinued operations, net of income taxes	0.6	31.4
Depreciation	50.0	49.1
Amortization of intangible assets	19.8	16.7
Deferred income taxes	(1.4)	(65.1)
Loss (gain) on sale of property, plant and equipment	(1.5)	0.7
Restructuring expense	1.7	25.9
Amortization of deferred financing fees	12.1	14.7
Loss on debt extinguishment	15.7	1.1
Loss on sale of discontinued operations	—	23.1
Other	3.1	51.4
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(66.9)	100.0
Inventories	(80.9)	143.6
Other assets	12.8	15.7
Accounts payable	97.3	(240.8)
Accrued expenses and other liabilities	(38.5)	(201.9)
Net cash provided by (used for) operating activities of continuing operations	13.6	(4.2)
Net cash provided by (used for) operating activities of discontinued operations	(0.7)	(13.7)
Net cash provided by (used for) operating activities	12.9	(17.9)

Cash Flows from Investing:
Business acquisitions, net of cash acquired	(4.8)	—
Capital expenditures	(16.3)	(44.3)
Change in restricted cash	(3.0)	(0.1)
Proceeds from sale of business	—	148.8
Proceeds from sale of property, plant and equipment	11.8	1.9
Net cash provided by (used for) investing activities of continuing operations	(12.3)	106.3

Cash Flows from Financing:
Proceeds from revolving credit facility	—	77.7
Payments on long-term debt	(18.2)	(282.8)
Proceeds from long-term debt	45.4	92.1
Proceeds from securitization facility	101.0	—
Payments on securitization facility	(101.0)	—
Payments on notes financing	(3.2)	(7.3)
Debt issuance costs	(11.3)	(17.0)
Dividends paid	—	(5.2)
Exercises of stock options, including windfall tax benefits	0.4	(0.7)
Net cash provided by (used for) financing activities of continuing operations	13.1	(143.2)

Effect of exchange rate changes on cash	(4.5)	1.8

Net increase (decrease) in cash and cash equivalents	9.2	(53.0)
Balance at beginning of period	105.8	173.0
Balance at end of period	$115.0	$120.0

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net earnings (loss)	$13.3	$(13.0)	$(10.3)	$(669.8)
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	(7.4)	16.8	(6.8)	5.6
Foreign currency translation adjustments	(43.2)	15.4	(84.4)	(24.1)

Total other comprehensive income (loss)	(50.6)	32.2	(91.2)	(18.5)

Comprehensive income (loss)	(37.3)	19.2	(101.5)	(688.3)

Comprehensive loss attributable to noncontrolling interest	(0.8)	(0.7)	(1.2)	(1.7)

Comprehensive income (loss) attributable to Manitowoc	$(36.5)	$19.9	$(100.3)	$(686.6)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2010 and 2009

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three and six months ended June 30, 2010 and 2009, the cash flows for the same six-month periods, and the financial position at June 30, 2010, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2009.  The consolidated balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

As previously disclosed certain prior period amounts have been revised to conform to the current period presentation. During the fourth quarter of 2009 the company identified adjustments to correct an error to the amortization of deferred financing fees that reduce the expenses recognized in the previously filed Quarterly Reports for each of the first three quarters of 2009 by $0.4 million, $5.8 million, and $5.0 million, respectively. The net-of-tax effect of these adjustments increased the company’s previously reported 2009 earnings per share by $0.00, $0.03, and $0.02 for the quarters ended March 31, June 30 and September 30, respectively.

There was no impact to quarterly cash flows in 2009 as the result of these revisions since the increase in net earnings was offset by the decrease in the non-cash reconciling items for deferred financing fee amortization and deferred taxes. The company does not believe that these adjustments are material to the results of operations, financial position or cash flows for any of its previously filed quarterly financial statements. Accordingly, the June 30, 2009 financial statements included herein have been revised to reflect the adjustments discussed above.  The company will also revise its 2009 third quarter financial statements prospectively within its 2010 third quarter Quarterly Report on Form 10-Q.

On June 30, 2010, the company amended its accounts receivable securitization program.  Transactions under the amended accounts receivable securitization program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received (which include collections on deferred purchase price notes received as part of the consideration) are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.  The company has reflected the transition from the previous securitization program, which did not meet the criteria for sale treatment under ASC Topic 860, to the amended program using the gross method in the Consolidated Statements of Cash Flows.  Under this method, separate line items for the net proceeds from the securitization facility immediately prior to the amendment and repayments on the amounts outstanding under the securitization facility as a result of the amendment are included in cash flows from financing activities, while the proceeds resulting from the amendment of the  securitization facility are reflected as reductions of accounts receivable in cash flows from operating activities. See further discussion in Note 10, “Accounts Receivable Securitization.”

2. Acquisitions

On March 1, 2010, the company acquired 100% of the issued and to be issued shares of Appliance Scientific, Inc. (ASI).  ASI is a leader in accelerated cooking technologies and is being integrated into current foodservice hot-side offerings.   Allocation of the purchase price resulted in $5.0 million of goodwill, $18.2 million of intangible assets and an estimated liability for future earnouts of $1.8 million.  In accordance with guidance primarily codified in ASC Topic 805, “Business Combinations,” any future adjustment to the estimated earnout liability would be recognized in the earnings of that period.  The results of ASI have been included in the Foodservice segment since the date of acquisition.

3. Discontinued Operations

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.    The results of the Marine segment have been classified as a discontinued operation.

Administrative costs related to the former Marine segment resulted in pre-tax losses from discontinued operations of $0.3 million and

 $1.2 million for the three month periods ended June 30, 2010 and 2009, respectively.  Tax benefits of $0.1 million and $0.2 million were recognized in the three month periods ended June 30, 2010 and 2009, respectively.  Administrative costs related to the former Marine segment resulted in pre-tax losses from discontinued operations of $0.6 million and $1.8 million for the six month periods ended June 30, 2010 and 2009, respectively.  Tax benefits of $0.2 million and $0.2 million were recognized in the six month periods ended June 30, 2010 and 2009, respectively.

In addition to the former Marine segment, the company has classified the Enodis ice and related businesses acquired in connection with the company's acquisition of Enodis plc (Enodis) in October of 2008, as discontinued in compliance with ASC Topic 360-10, “Property, Plant, and Equipment.”

In order to secure clearance for the acquisition of Enodis from various regulatory authorities including the European Commission and the United States Department of Justice, the company agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  On May 15, 2009, the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.   The businesses sold were operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses be treated and operated as standalone operations, in competition with the company.  The results of these operations have been classified as discontinued operations.

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

Administrative costs related to the Enodis ice machine businesses resulted in a pre-tax loss from discontinued operations of $0.2 million and $0.1 million for the six and three month periods ended June 30, 2010.  There was no tax benefit associated with the Enodis ice machine business costs in the three or six month periods ended June 30, 2010.

4. Financial Instruments

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$2.8	$—	$—	$2.8
Forward commodity contracts	—	0.5	—	0.5
Marketable securities	2.6	—	—	2.6
Total Current assets at fair value	$5.4	$0.5	$—	$5.9

Current Liabilities:
Foreign currency exchange contracts	$8.9	$—	$—	$8.9
Forward commodity contracts	—	0.4	—	0.4
Total Current liabilities at fair value	$8.9	$0.4	$—	$9.3

Non-current Liabilities:
Interest rate swap contracts	$—	$17.1	$—	$17.1
Total Non-current liabilities at fair value	$—	$17.1	$—	$17.1

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$1.4	$—	$—	$1.4
Forward commodity contracts	—	1.7	—	1.7
Marketable securities	2.6	—	—	2.6
Total Current assets at fair value	$4.0	$1.7	$—	$5.7

Current Liabilities:
Foreign currency exchange contracts	$5.4	$—	$—	$5.4
Forward commodity contracts	—	0.1	—	0.1
Total Current liabilities at fair value	$5.4	$0.1	$—	$5.5

Non-current Liabilities:
Interest rate swap contracts	$—	$6.4	$—	$6.4
Total Non-current liabilities at fair value	$—	$6.4	$—	$6.4

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, deferred purchase price notes on receivables sold and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $148.1 million and $143.1 million at June 30, 2010 and December 31, 2009, respectively.  The fair value of the company’s 9 1/2 % Notes due 2018 was approximately $402.4 million at June 30, 2010.  The fair values of the company’s term loans under the New Credit Agreement are as follows at June 30, 2010 and December 31, 2009, respectively:  Term Loan A — $725.9 million and $883.3 million and Term Loan B — $828.9 million and $1,011.3 million.  See Note 9, “Debt,” for the related carrying values of these debt instruments.

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

The primary risks managed by the company using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange rate risk.  Interest rate swap instruments are entered into to manage interest rate risk.  Swap contracts on various commodities are used to manage the price risk associated with forecasted raw material related expenses in the company’s manufacturing process.  The company also enters into various foreign currency derivative instruments to manage foreign currency risk associated with the company’s projected foreign currency revenue and expenses along with the related balance sheet exposures.

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

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the mark-to-market gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the forecasted item affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  In the next twelve months, the company estimates $6.2 million of unrealized and realized losses related to interest rate, commodity price and currency rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed on a rolling and layering basis for twelve and eighteen months, respectively.

As of June 30, 2010 and December 31, 2009, the company had the following outstanding interest rate swaps, commodity swaps and foreign currency derivative contracts that were entered to hedge forecasted transactions:

	Units Hedged
Commodity	June 30, 2010	December 31, 2009		Type
Aluminum	1,103	1,400	MT	Cash Flow
Copper	608	424	MT	Cash Flow
Natural Gas	291,811	266,934	MMBtu	Cash Flow

	Units Hedged
Short Currency	June 30, 2010	December 31, 2009	Type
Canadian Dollar	22,884,130	24,426,423	Cash Flow
European Euro	48,484,950	51,155,115	Cash Flow
South Korean Won	2,080,576,636	2,079,494,400	Cash Flow
Singapore Dollar	5,800,000	3,240,000	Cash Flow
United States Dollar	7,896,000	12,285,292	Cash Flow

As of June 30, 2010, the total notional amount of the company’s receive-floating/pay-fixed interest rate swaps was $880.0 million compared to $984.0 million on December 31, 2009.

For derivative instruments not designated as hedging instruments under ASC Topic 815-10, the gains or losses are recognized in current earnings.

	Units Hedged
Short Currency	June 30, 2010	December 31, 2009	Recognized Location	Purpose
Great British Pound	31,329,179	30,385,738	Other income	Balance Sheet Hedges
European Euro	49,268,952	37,310,399	Other income	Balance Sheet Hedges
United States Dollar	23,195,095	42,383,351	Other income	Balance Sheet Hedges

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009 was as follows:

		ASSET DERIVATIVES
		June 30, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Other current assets	$1.0	$1.4
Commodity Contracts	Other current assets	0.5	1.5

Total derivatives designated as hedging instruments under ASC 815		$1.5	$2.9

		ASSET DERIVATIVES
		June 30, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives NOT designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Other current assets	$1.8	$0.0
Commodity Contracts	Other current assets	0.0	0.2
Total derivatives NOT designated as hedging instruments under ASC 815		1.8	0.2

Total asset derivatives		$3.3	$3.1

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009 was as follows:

		LIABILITY DERIVATIVES
		June 30, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Accounts payable and accrued expenses	$7.4	$0.5
Interest Rate Swap Contracts	Other non-current liabilities	17.1	6.4
Commodity Contracts	Accounts payable and accrued expenses	0.4	0.1

Total derivatives designated as hedging instruments under ASC 815		$24.9	$7.0

		LIABILITY DERIVATIVES
		June 30, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives NOT designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Accounts payable and accrued expenses	$1.5	$4.9
Commodity Contracts	Accounts payable and accrued expenses	—	—
Total derivatives NOT designated as hedging instruments under ASC 815		$1.5	$4.9

Total liability derivatives		$26.4	$11.9

The effect of derivative instruments on the consolidated statement of operations for the quarters ended June 30, 2010 and June 30, 2009 for gains or losses initially recognized in other comprehensive income in the consolidated balance sheet were as follows:

Derivatives in ASC 815 Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (Net of Tax)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Hedging Relationships	June 30, 2010	June 30, 2009	Portion)	June 30, 2010	June 30, 2009
Foreign Exchange Contracts	$(3.5)	$5.2	Cost of Sales	$(2.0)	$(4.1)
Interest Rate Swap Contracts	(3.1)	6.5	Interest Expense	(2.7)	(3.0)
Commodity Contracts	(0.8)	1.3	Cost of Sales	0.3	(1.2)
Total	$(7.4)	$13.0		$(4.4)	$(8.3)

Derivatives in ASC 815 Cash Flow	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Hedging Relationships	Effectiveness Testing)	June 30, 2010	June 30, 2009
Commodity Contracts	Cost of Sales	$(0.2)	$0.1
Total		$(0.2)	$0.1

Derivatives Not Designated as Hedging Instruments under	Location of Gain or (Loss) recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
ASC 815	Derivative	June 30, 2010	June 30, 2009
Foreign Exchange Contracts	Other Income	$(1.5)	$(2.9)
Commodity Contracts	Cost of Sales	0.0	0.2
Total		$(1.5)	$(2.7)

The effect of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2010 and June 30, 2009 for gains or losses initially recognized in other comprehensive income in the consolidated balance sheet were as follows:

Derivatives in ASC 815 Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (Net of Tax)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Hedging Relationships	June 30, 2010	June 30, 2009	Portion)	June 30, 2010	June 30, 2009
Foreign Exchange Contracts	$(4.7)	$(0.1)	Cost of Sales	$(2.5)	$(7.9)
Interest Rate Swap Contracts	(7.0)	(2.3)	Interest Expense	(5.4)	(5.0)
Commodity Contracts	(0.8)	(1.0)	Cost of Sales	0.5	(3.1)
Total	$(12.5)	$(3.4)		$(7.4)	$(16.0)

Derivatives in ASC 815 Cash Flow	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Hedging Relationships	Effectiveness Testing)	June 30, 2010	June 30, 2009
Commodity Contracts	Cost of Sales	$0.0	$(0.1)
Total		$0.0	$(0.1)

Derivatives Not Designated as Hedging Instruments under	Location of Gain or (Loss) recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
ASC 815	Derivative	June 30, 2010	June 30, 2009
Foreign Exchange Contracts	Other Income	$0.2	$(3.7)
Commodity Contracts	Cost of Sales	0.0	(1.1)
Total		$0.2	$(4.8)

6. Inventories

The components of inventories at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Inventories — gross:
Raw materials	$242.3	$244.4
Work-in-process	190.3	163.5
Finished goods	326.1	310.9
Total inventories — gross	758.7	718.8
Excess and obsolete inventory reserve	(87.8)	(90.9)
Net inventories at FIFO cost	670.9	627.9
Excess of FIFO costs over LIFO value	(30.8)	(32.4)
Inventories — net	$640.1	$595.5

Inventories are carried at lower of cost or market value using the first-in, first-out (FIFO) method for 89% and 90% of total inventories at June 30, 2010 and December 31, 2009, respectively.  The remainder of the inventories are costed using the last-in, first-out (LIFO) method.  During the first quarter of 2010, a reduction in inventories related to working capital initiatives resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $1.6 million cost of sales decrease.

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2009 and three month periods ended March 31, 2010 and June 30, 2010 are as follows:

	Crane	Foodservice	Total

Gross and net balance as of January 1, 2009	$285.5	$1,605.0	$1,890.5
Enodis purchase accounting adjustments	—	(84.9)	(84.9)
Sale of product lines	—	(9.3)	(9.3)
Foreign currency impact	4.2	(4.9)	(0.7)
Gross balance as of December 31, 2009	289.7	1,505.9	1,795.6
Asset impairments	—	(548.8)	(548.8)
Net balance as of December 31, 2009	289.7	957.1	1,246.8

Acquisition of ASI	—	5.0	5.0
Foreign currency impact	(11.1)	2.2	(8.9)
Gross balance as of March 31, 2010	$278.6	$1,513.1	$1,791.7
Foreign currency impact	(10.8)	(0.1)	(11.0)
Gross balance as of June 30, 2010	267.8	1,513.0	1,780.7
Asset impairments	—	(548.8)	(548.8)
Net balance as of June 30, 2010	$267.8	$964.2	$1,232.0

The increase in goodwill of $5.0 million for the period ended March 31, 2010, was due to the acquisition of ASI.  See further discussion in Note 2, “Acquisitions.”

The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other.”  Under ASC Topic 350, goodwill is no longer amortized; however, the company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.  Effective January 1, 2010, the company revised its internal reporting structure and the Foodservice Retail reporting unit was combined into the Foodservice Americas reporting unit.

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

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired; therefore, the company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized impairment charges as of March 31, 2009, of $548.8 million related to goodwill.  The company also recognized impairment charges of $151.2 million related to other indefinite-lived intangible assets as of March 31, 2009.  Both charges were within the Foodservice segment.  The goodwill and other indefinite-lived intangible assets had a carrying value of $1,598.0 million and $368.0 million, respectively, prior to the impairment charges. These non-cash impairment charges had no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There was no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million tax benefit associated with the other indefinite-lived intangible asset impairment.

As of June 30, 2010, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets and based on those results no impairment was indicated.  The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademarks and tradenames	$325.8	$—	$325.8	$341.0	$—	$341.0
Customer relationships	439.0	(40.3)	398.7	438.9	(28.9)	410.0
Patents	32.1	(18.9)	13.2	35.1	(19.4)	15.7
Engineering drawings	10.7	(6.0)	4.7	11.8	(6.2)	5.6
Distribution network	19.8	—	19.8	21.7	—	21.7
Other intangibles	198.2	(27.8)	170.4	185.9	(22.5)	163.4
	$1,025.6	$(93.0)	$932.6	$1,034.4	$(77.0)	$957.4

The gross carrying amount of other intangibles increased $18.2 million due to the acquisition of ASI, as discussed in Note 2, “Acquisitions.”  Amortization expense for the three months ended June 30, 2010 and 2009 was $10.0 million and $8.4 million, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was $19.8 million and $16.7 million, respectively. Amortization expense related to intangible assets for each of the five succeeding years is estimated to be approximately $40 million per year.

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Trade accounts payable and interest payable	$445.8	$357.3
Employee related expenses	111.2	96.6
Restructuring expenses	41.3	61.5
Profit sharing and incentives	15.9	14.0
Accrued rebates	24.9	35.2
Deferred revenue - current	24.7	40.4
Derivative liabilities	9.3	5.5
Income taxes payable	21.2	25.3
Miscellaneous accrued expenses	148.0	165.8
	$842.3	$801.6

9. Debt

Outstanding debt at June 30, 2010 and December 31, 2009 is summarized as follows:

(in millions)	June 30, 2010	December 31, 2009
Revolving credit facility	$—	$—
Term loan A	738.4	922.5
Term loan B	833.2	1,041.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	400.0	—
Other	85.4	58.9
Total debt	$2,207.0	$2,172.4
Less current portion and short-term borrowings	(144.2)	(144.9)
Long-term debt	$2,062.8	$2,027.5

In April 2008, the company entered into a $2.4 billion credit agreement which was amended and restated as of August 25, 2008 to ultimately increase the size of the total facility to $2.925 billion (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.  The New Credit Agreement includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions. Term Loan X was repaid in full as of December 31, 2009. At June 30, 2010 the interest rates for Term Loan A and Term Loan B were 5.31% and 8.00%, respectively.  Including interest rate swaps, Term Loan A and Term Loan B interest rates were 6.41% and 8.44% respectively, at June 30, 2010.

In June 2009, the company entered into Amendment No. 2 (the Amendment) to the New Credit Agreement to provide relief under its consolidated total leverage ratio and consolidated interest coverage ratio financial covenants.  This Amendment was obtained to avoid a potential financial covenant violation at the end of the second quarter of 2009 as a result of lower demand for certain of the company’s products due to continued weakness in the global economy and tight credit markets.  Terms of the Amendment include an increase in the spread on London Interbank Offered Rate (LIBOR) and Alternative Borrowing Rate (ABR) loans of between 150 and 175 basis points, depending on the consolidated total leverage ratio. Also, one additional interest rate pricing level was added for each loan facility above a certain leverage amount.

On January 21, 2010, the company entered into an amendment (January 2010 Amendment) to the New Credit Agreement.  The January 2010 Amendment, among other things, amends the definition of Consolidated Earnings Before Interest and Taxes (EBIT) to provide add-backs for certain additional cash restructuring charges, and amends certain financial ratios that the company is required to maintain, including (i) reducing the minimum permitted level of the Consolidated Interest Coverage Ratio, (ii) increasing the maximum permitted level of the Maximum Consolidated Total Leverage Ratio, and (iii) adjusting the start date for measurement of the Consolidated Senior Secured Leverage Ratio to December 31, 2010 and reducing the maximum permitted level for this ratio.

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

The company's Senior Notes due 2013 and Senior Notes due 2018 contain customary affirmative and negative covenants.  Among other restrictions, these covenants limit our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

As of June 30, 2010 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended through June 30, 2010, the Senior Notes due 2013, and the Senior Notes due 2018 and based upon the company's current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months.  As of June 30, 2010 the company's Consolidated Total Leverage Ratio was 6.80:1, below the maximum ratio of 7.80:1 and the company's Consolidated Interest Coverage Ratio was 2.07:1, above the minimum ratio of 1.75:1.

As of June, 30 2010, the company had outstanding $85.4 million of other indebtedness that has a weighted-average interest rate of approximately 5.8%.  This debt includes outstanding short-term debt and overdraft balances in the Americas, Asia and Europe and various capital leases.

10. Accounts Receivable Securitization

On June 30, 2010 the company entered into the Second Amended and Restated Receivables Purchase Agreement whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (Purchaser), all of the Seller’s right, title and interest in and to its pool of receivables to the Purchaser. The Purchaser receives ownership of the pool of receivables.  New receivables are purchased by the special purpose subsidiary and resold to the Purchaser as cash collections reduce previously sold investments. The company acts as the servicer of the receivables and as such administers, collects and otherwise enforces the receivables.  The company is compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer.  As servicer, the company will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with the Receivables Purchase Agreement. The Purchaser has no recourse against the company for uncollectible receivables, The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated total leverage ratio.  As of  June 30, 2010, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Amended and Restated Receivables Purchase Agreement.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded at June 30, 2010, was $72.5 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segment businesses.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $101.0 million at June 30, 2010.

Transactions under the accounts receivables securitization program are accounted for as  sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes,  are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e. 60 days) as noted above.

Prior to the June 30, 2010 amendment, the Purchaser received an ownership and security interest in the pool of receivables.  The Purchaser had no recourse against the company for uncollectible receivables; however the company’s retained interest in the receivable pool was subordinate to the Purchaser.  Prior to the adoption on January 1, 2010 of new guidance as codified in ASC 860, the receivables sold under this program qualified for de-recognition.  After adoption of this guidance on January 1, 2010, receivables sold under this program no longer qualified for de-recognition and accordingly, cash proceeds on the balance of outstanding trade receivables sold were recorded as a securitization liability in the consolidated balance sheet.  The table below provides additional information about delinquencies and net credit losses for trade accounts receivable subject to the accounts receivable securitization program at December 31, 2009.

	Balance Outstanding December 31, 2009	Balance Outstanding 60 Days or More Past Due December 31, 2009	Net Credit Losses Year Ended December 31, 2009
Trade accounts receivable subject to securitization program	$107.9	$5.9	$—

Trade accounts receivable balance sold	68.5

Retained interest	$39.4

11.  Income Taxes

For the six months ended June 30, 2010, the company recorded an income tax benefit of $8.9 million, as compared to an income tax benefit of $67.2 million for the six months ended June 30, 2009.  The income tax benefit for the six months ended June 30, 2010 was calculated under the discrete method.  The mix of income (loss) between foreign and domestic operations causes an unusual relationship between income (loss) and income tax expense (benefit) with small changes in the annual pre-tax book income resulting in a significant impact on the rate and unreliable estimates. As a result, the company computed the provision for income taxes for the six months ended June 30, 2010 by applying the actual effective tax rate to the year-to-date loss. The company believes that the discrete calculation of the effective tax rate provides a more reasonable approximation of the company’s tax benefit.

The Patient Protection and Affordable Care Act was signed into law during the first quarter of 2010 and eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.  The company’s income tax benefit was unfavorably impacted by $1.6 million for the six months ended June 30, 2010 for this law change.

The company’s unrecognized tax benefits, excluding interest and penalties, were $41.5 million as of June 30, 2010, and $38.4 million as of June 30, 2009.  All of the company’s unrecognized tax benefits as of June 30, 2010, if recognized, would impact the income tax provision. During the next twelve months, the company does not expect any material changes in its unrecognized tax benefits.

There have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.

12.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	130,574,043	130,163,718	130,535,386	130,161,564
Effect of dilutive securities - stock options and restricted stock	2,035,095	—	—	—
Diluted weighted average common shares outstanding	132,609,138	130,163,718	130,535,386	130,161,564

For the six months ended June 30, 2010, the total number of potential dilutive options was 2.0 million.  However, these options were not included in the computation of diluted net loss per common share for the six months ended June 30, 2009 since to do so would decrease the loss per share.  For the three and six months ended June 30, 2009, the total number of potential dilutive options was 0.3 million.  However, these options were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2009, since to do so would decrease the loss per share.  In addition, for the three and six months ended June 30, 2009, 4.0 million and 4.1 million common shares issuable upon the exercise of stock options, respectively, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

No dividends were paid during each of the three and six month periods ended June 30, 2010 as the company moved to an annual dividend program.  During the three and six month periods ended June 30, 2009, the company paid a dividend of $0.02 and $0.04 per share.

13.  Stockholders’ Equity

The following is a roll forward of retained earnings and non-controlling interest for the period ending June 30, 2010 and 2009:

	Retained Earnings	Non-controlling Interest
Balance at December 31, 2009	$188.7	$(0.7)
Net earnings (loss)	(9.1)	(1.2)
Balance at June 30, 2010	$179.6	$(1.9)

	Retained Earnings	Non-controlling Interest
Balance at December 31, 2008	$903.3	$1.8
Net earnings (loss)	(668.1)	(1.7)
Cash dividends	(5.2)	—
Balance at June 30, 2009	$230.0	$0.1

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

Currently, the company has authorization to purchase up to 10 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) of common stock at management’s discretion.  As of June 30, 2010, the company had purchased approximately 7.6 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2010, 2009, 2008, 2007 or 2006.

14.  Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation expense was $3.3 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively.  The company granted options to acquire 1.4 million and 2.3 million shares of stock to officers and employees during the first quarters of 2010 and 2009, respectively.  The grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date.  All other grants become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  In addition, the company issued 0.5 and 0.2 million shares of restricted stock during the first quarters of 2010 and 2009, respectively.  The restrictions on all shares of restricted stock expire on the third anniversary of the grant date.

15.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated remaining cost to complete the clean up of this site is approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at June 30, 2010, is $0.7 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

As of June 30, 2010, the company also held reserves for environmental matters related to Enodis locations of approximately $1.6 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of June 30, 2010, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of June 30, 2010, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at June 30, 2010 were $26.6 million; $6.4 million was reserved specifically for actual cases and $20.2 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At June 30, 2010 and December 31, 2009, the company had reserved $102.8 million and $113.6 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

16. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at June 30, 2010 and December 31, 2009, was $53.9 million and $72.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at June 30, 2010 and December 31, 2009, was $65.2 million and $80.6 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2013.

During the six months ended June 30, 2010 and 2009, the company sold $3.3 million and $2.5 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the three and six months ended June 30, 2010, the customers paid $1.6 million and $3.2 million, respectively, of the notes to the third party financing companies.  As of June 30, 2010, the outstanding balance of the notes receivables guaranteed by the company was $5.6 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the six months ended June 30, 2010 and 2009:

	2010	2009
Balance at beginning of period	$113.6	$123.5
Accruals for warranties issued during the period	25.0	39.7
Settlements made (in cash or in kind) during the period	(30.9)	(42.3)
Currency translation	(4.9)	(0.1)
Balance at end of period	$102.8	$120.8

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

The components of periodic benefit costs for the three and six months ended June 30, 2010 and June 30, 2009 are as follows:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$0.1	$0.5	$0.2	$0.3	$1.0	$0.4
Interest cost of projected benefit obligations	2.6	2.7	0.9	5.1	5.5	1.8
Expected return on plan assets	(2.3)	(2.4)	—	(4.6)	(4.8)	—
Amortization of actuarial net (gain) loss	—	—	0.1	0.1	0.1	0.1
Net periodic benefit costs	$0.4	$0.8	$1.2	$0.9	$1.8	$2.3
Weighted average assumptions:
Discount rate	6.0%	5.0 – 7.3%	5.75- 6.0%	6.0%	5.0 – 7.3%	5.75- 6.0%
Expected return on plan assets	6.0%	4.0 – 7.5%	N/A	6.0%	4.0 – 7.5%	N/A
Rate of compensation increase	N/A	2.0 – 8.0%	3.0%	N/A	2.0 – 8.0%	3.0%

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$0.1	$0.5	$0.2	$0.3	$1.0	$0.4
Interest cost of projected benefit obligations	2.6	3.3	0.9	5.2	5.9	1.8
Expected return on plan assets	(2.3)	(3.0)	—	(4.7)	(5.4)	—
Amortization of actuarial net (gain) loss	0.1	—	—	0.2	—	—
Net periodic benefit costs	$0.5	$0.8	$1.1	$1.0	$1.5	$2.2
Weighted average assumptions:
Discount rate	6.2%	5.5 - 6.5%	6.2 - 7.25%	6.2%	5.5 - 6.5%	6.2 - 7.25%

Expected return on plan assets	5.75 - 6.5%	4.0 - 6.25%	N/A	5.75 - 6.5%	4.0 - 6.25%	N/A

Rate of compensation increase	N/A	2.0 - 8.0%	N/A	N/A	2.0 - 8.0%	N/A

All but one of the U.S. pension plans have benefit accruals frozen.

18. Restructuring

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily meant to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted the company’s tower crane product sales.  As a result of the continued worldwide decline in crane sales during the year ended December 31, 2009, the company recorded an additional $29.0 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  The restructuring plans will reduce the Crane segment workforce by approximately 40% of 2008 year-end levels.  As of June 30, 2010, $36.2 million of benefit payments had been made with respect to the workforce reductions.

The following is a rollforward of all restructuring activities relating to the Crane segment for the six month period ended June 30, 2010:

(in millions)	Restructuring Reserve Balance as of 12/31/09	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of 6/30/10

Involuntary employee terminations and related costs	$29.9	$1.7	$(16.0)	$15.6

In addition, $11.4 million of the Enodis acquisition-related reserves were utilized during the six months ended June 30, 2010.  As of June 30, 2010 the balance of these reserves was $36.2 million, down from the December 31, 2009 balance of $47.6 million.

19. Recent Accounting Changes and Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-6, “Improving Disclosures about Fair Value Measurements “, codified in ASC Topic 820.  This update requires new disclosures and clarifies existing disclosures as it related to fair value measurements.  The update requires the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update also clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  The guidance was applicable for the company beginning in the first interim period in 2010.  Refer to Note 5, “Fair Value of Financial Instruments” for the disclosures required in accordance with this guidance.

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

20. Subsidiary Guarantors of Senior Notes due 2013 and Senior Notes due 2018

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2013 and Senior Notes due 2018, which include substantially all of the domestic, wholly-owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly- and partially-owned foreign subsidiaries of the Parent, which do not guarantee the Senior Notes due 2013 and Senior Notes due 2018 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the Parent.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$479.1	$508.1	$(110.7)	$876.5
Costs and expenses:
Cost of sales	—	355.9	418.3	(110.7)	663.5
Engineering, selling and administrative expenses	11.0	51.1	67.3	—	129.4
Restructuring expense	—	—	1.3	—	1.3
Amortization expense	—	7.7	2.3	—	10.0
Equity in (earnings) loss of subsidiaries	(45.9)	(10.4)	—	56.3	—
Total costs and expenses	(34.9)	404.3	489.2	(54.4)	804.2

Operating earnings (loss) from continuing operations	34.9	74.8	18.9	(56.3)	72.3

Other income (expense):
Interest expense	(46.2)	(0.7)	(1.5)	—	(48.4)
Management fee income (expense)	8.8	(10.9)	2.1	—	—
Other income (expense)-net	1.5	(11.0)	3.9	—	(5.6)
Total other income (expense)	(35.9)	(22.6)	4.5	—	(54.0)

Earnings (loss) from continuing operations before taxes on earnings	(1.0)	52.2	23.4	(56.3)	18.3
Provision (benefit) for taxes on earnings	(15.1)	12.8	7.0	—	4.7
Earnings (loss) from continuing operations	14.1	39.4	16.4	(56.3)	13.6

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.2)	(0.1)	—	(0.3)
Net earnings (loss)	14.1	39.2	16.3	(56.3)	13.3
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(0.8)	—	(0.8)
Net earnings (loss) attributable to Manitowoc	$14.1	$39.2	$17.1	$(56.3)	$14.1

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$571.0	$581.0	$(117.2)	$1,034.8
Costs and expenses:
Cost of sales	—	426.7	488.5	(117.2)	798.0
Engineering, selling and administrative expenses	12.1	63.1	78.1	—	153.3
Restructuring expense	—	6.2	15.3	—	21.5
Amortization expense	—	7.2	1.2	—	8.4
Integration expense	—	2.0	—	—	2.0
Equity in (earnings) loss of subsidiaries	(9.4)	9.2	—	0.2	—
Total costs and expenses	2.7	514.4	583.1	(117.0)	983.2

Operating earnings (loss) from continuing operations	(2.7)	56.6	(2.1)	(0.2)	51.6

Other income (expense):
Interest expense	(45.1)	(0.3)	(2.2)	—	(47.6)
Management fee income (expense)	10.0	(41.9)	31.9	—	—
Loss on debt extinguishment	(1.1)	—	—	—	(1.1)
Other income (expense)-net	12.5	(8.7)	0.3	—	4.1
Total other income (expense)	(23.7)	(50.9)	30.0	—	(44.6)

Earnings (loss) from continuing operations before taxes on earnings	(26.4)	5.7	27.9	(0.2)	7.0
Provision (benefit) for taxes on earnings	(14.1)	8.9	(1.0)	—	(6.2)
Earnings (loss) from continuing operations	(12.3)	(3.2)	28.9	(0.2)	13.2

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	26.1	(29.1)	—	(3.0)
Gain (loss) from sale of discontinued operations, net of income taxes	—	0.8	(24.0)	—	(23.2)
Net earnings (loss)	(12.3)	23.7	(24.2)	(0.2)	(13.0)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(0.7)	—	(0.7)
Net earnings (loss) attributable to Manitowoc	$(12.3)	$23.7	$(23.5)	$(0.2)	$(12.3)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$852.7	$942.9	$(197.1)	$1,598.5
Costs and expenses:
Cost of sales	—	634.3	776.2	(197.1)	1,213.4
Engineering, selling and administrative expenses	20.3	100.1	138.4	—	258.8
Restructuring expense	—	0.1	1.6	—	1.7
Amortization expense	—	15.5	4.3	—	19.8
Equity in (earnings) loss of subsidiaries	(66.7)	(23.5)	—	90.2	—
Total costs and expenses	(46.4)	726.5	920.5	(106.9)	1,493.7

Operating earnings (loss) from continuing operations	46.4	126.2	22.4	(90.2)	104.8

Other income (expense):
Interest expense	(92.0)	(1.1)	(2.8)	—	(95.9)
Management fee income (expense)	17.6	(21.1)	3.5	—	—
Loss on debt extinguishment	(15.7)	—	—	—	(15.7)
Other income (expense)-net	2.6	(22.1)	7.7	—	(11.8)
Total other income (expense)	(87.5)	(44.3)	8.4	—	(123.4)

Earnings (loss) from continuing operations before taxes on earnings	(41.1)	81.9	30.8	(90.2)	(18.6)
Provision (benefit) for taxes on earnings	(32.0)	15.4	7.7	—	(8.9)
Earnings (loss) from continuing operations	(9.1)	66.5	23.1	(90.2)	(9.7)

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.4)	(0.2)	—	(0.6)
Net earnings (loss)	(9.1)	66.1	22.9	(90.2)	(10.3)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(1.2)	—	(1.2)
Net earnings (loss) attributable to Manitowoc	$(9.1)	$66.1	$24.1	$(90.2)	$(9.1)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,198.8	$1,141.4	$(277.9)	$2,062.3
Costs and expenses:
Cost of sales	—	924.8	973.6	(277.9)	1,620.5
Engineering, selling and administrative expenses	24.8	111.6	150.9	—	287.3
Asset impairments	—	700.0	—	—	700.0
Restructuring expense	—	6.7	19.2	—	25.9
Amortization expense	—	14.3	2.4	—	16.7
Integration expense	—	3.5	—	—	3.5
Equity in (earnings) loss of subsidiaries	626.2	(6.6)	—	(619.6)	—
Total costs and expenses	651.0	1,754.3	1,146.1	(897.5)	2,653.9

Operating earnings (loss) from continuing operations	(651.0)	(555.5)	(4.7)	619.6	(591.6)

Other income (expense):
Interest expense	(90.2)	(0.5)	(5.4)	—	(96.1)
Management fee income (expense)	21.2	(51.2)	30.0	—	—
Loss on debt extinguishment	(1.1)	—	—	—	(1.1)
Other income (expense)-net	32.6	(21.7)	(4.6)	—	6.3
Total other income (expense)	(37.5)	(73.4)	20.0	—	(90.9)

Earnings (loss) from continuing operations before taxes on earnings	(688.5)	(628.9)	15.3	619.6	(682.5)
Provision (benefit) for taxes on earnings	(20.4)	(37.2)	(9.6)	—	(67.2)
Earnings (loss) from continuing operations	(668.1)	(591.7)	24.9	619.6	(615.3)

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(4.6)	(26.8)	—	(31.4)
Gain (loss) from sale of discontinued operations, net of income taxes	—	0.9	(24.0)	—	(23.1)
Net earnings (loss)	(668.1)	(595.4)	(25.9)	619.6	(669.8)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(1.7)	—	(1.7)
Net earnings (loss) attributable to Manitowoc	$(668.1)	$(595.4)	$(24.2)	$619.6	$(668.1)

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of June 30, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$22.8	$7.1	$85.1	$—	$115.0
Marketable securities	2.6	—	—	—	2.6
Restricted cash	8.2	—	1.1	—	9.3
Accounts receivable — net	0.8	33.8	341.5	—	376.1
Inventories — net	—	248.4	391.7	—	640.1
Deferred income taxes	116.3	—	27.1	—	143.4
Other current assets	56.7	11.9	53.6	(50.4)	71.8
Total current assets	207.4	301.2	900.1	(50.4)	1,358.3

Property, plant and equipment — net	10.7	292.4	296.9	—	600.0
Goodwill	—	1,026.9	205.1	—	1,232.0
Other intangible assets — net	—	729.5	203.1	—	932.6
Other non-current assets	1,603.7	1,970.1	3,058.0	(6,513.9)	117.9
Investment in affiliates	4,119.2	3,367.6	—	(7,486.8)	—
Total assets	$5,941.0	$7,687.7	$4,663.2	$(14,051.1)	$4,240.8

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$46.8	$419.8	$426.1	$(50.4)	$842.3
Short-term borrowings and securitization liabilities	73.5	10.7	60.0	—	144.2
Customer advances	—	18.8	39.9	—	58.7
Product warranties	—	47.1	41.1	—	88.2
Product liabilities	—	22.6	4.0	—	26.6
Total current liabilities	120.3	519.0	571.1	(50.4)	1,160.0

Non-Current Liabilities:
Long-term debt, less current portion	2,048.0	4.7	10.1	—	2,062.8
Deferred income taxes	239.7	—	(18.1)	—	221.6
Pension obligations	10.9	13.9	20.9	—	45.7
Postretirement health and other benefit obligations	57.4	—	3.4	—	60.8
Long-term deferred revenue	—	6.0	23.2	—	29.2
Other non-current liabilities	2,952.1	2,305.7	1,406.1	(6,513.9)	150.0
Total non-current liabilities	5,308.1	2,330.3	1,445.6	(6,513.9)	2,570.1

Equity
Manitowoc stockholder’s equity	512.6	4,838.4	2,648.4	(7,486.8)	512.6
Noncontrolling interest	—	—	(1.9)	—	(1.9)
Total equity	512.6	4,838.4	2,646.5	(7,486.8)	510.7
Total liabilities and equity	$5,941.0	$7,687.7	$4,663.2	$(14,051.1)	$4,240.8

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$18.0	$7.0	$80.8	$—	$105.8
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	1.4	—	6.5
Accounts receivable — net	0.4	10.0	312.8	—	323.2
Inventories — net	—	188.4	407.1	—	595.5
Deferred income taxes	109.6	—	32.4	—	142.0
Other current assets	75.1	9.6	50.4	(50.8)	84.3
Total current assets	210.8	215.0	884.9	(50.8)	1,259.9

Property, plant and equipment — net	11.3	303.0	359.4	—	673.7
Goodwill	—	1,026.9	219.9	—	1,246.8
Other intangible assets — net	—	745.0	212.4	—	957.4
Other non-current assets	1,766.5	1,779.1	2,604.3	(6,009.0)	140.9
Investment in affiliates	4,021.0	3,317.3	—	(7,338.3)	—
Total assets	$6,009.6	$7,386.3	$4,280.9	$(13,398.1)	$4,278.7

Liabilities and equity
Current Liabilities:
Accounts payable and accrued expenses	$50.7	$361.8	$439.9	$(50.8)	$801.6
Short-term borrowings and current portion of long-term debt	105.2	0.7	39.0	—	144.9
Customer advances	—	30.5	40.7	—	71.2
Product warranties	—	49.5	47.0	—	96.5
Product liabilities	—	21.7	6.3	—	28.0
Total current liabilities	155.9	464.2	572.9	(50.8)	1,142.2

Non-Current Liabilities:
Long-term debt, less current portion	2,008.4	5.1	14.0	—	2,027.5
Deferred income taxes	234.9	—	(20.1)	—	214.8
Pension obligations	11.0	13.5	22.9	—	47.4
Postretirement health and other benefit obligations	55.7	—	3.1	—	58.8
Long-term deferred revenue	—	5.5	26.3	—	31.8
Other non-current liabilities	2,935.8	2,110.1	1,112.1	(6,009.0)	149.0
Total non-current liabilities	5,245.8	2,134.2	1,158.3	(6,009.0)	2,529.3

Equity
Manitowoc stockholder’s equity	607.9	4,787.9	2,550.4	(7,338.3)	607.9
Noncontrolling interest	—	—	(0.7)	—	(0.7)
Total equity	607.9	4,787.9	2,549.7	(7,338.3)	607.2
Total liabilities and stockholders’ equity	$6,009.6	$7,386.3	$4,280.9	$(13,398.1)	$4,278.7

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	(41.0)	37.3	17.3	—	13.6
Cash provided by (used for) operating activities of discontinued operations	—	(0.4)	(0.3)	—	(0.7)
Net cash provided by (used for) operating activities	$(41.0)	$36.9	$17.0	$—	$12.9

Cash Flows from Investing:
Business acquisition, net of cash acquired	—	—	(4.8)	—	(4.8)
Capital expenditures	(0.6)	(7.1)	(8.6)	—	(16.3)
Restricted cash	(3.2)	—	0.2	—	(3.0)
Proceeds from sale of property, plant and equipment	—	1.0	10.8	—	11.8
Intercompany investments	52.4	(66.4)	26.9	(12.9)	—
Net cash provided by (used for) investing activities	48.6	(72.5)	24.5	(12.9)	(12.3)

Cash Flows from Financing:
Proceeds from long-term debt	8.0	9.9	27.5	—	45.4
Payments on long-term debt	—	(0.3)	(17.9)	—	(18.2)

Proceeds on revolving credit facility—net	—	—	—	—	—
Proceeds (payments) on notes financing—net	—	(2.3)	(0.9)	—	(3.2)
Proceeds from securitization	—	101.0	—	—	101.0
Payments on securitization	—	(101.0)	—	—	(101.0)
Debt issue costs	(11.3)	—	—	—	(11.3)
Intercompany financing	0.1	28.4	(41.4)	12.9	—
Options exercised	0.4	—	—	—	0.4
Net cash provided by (used for) financing activities	(2.8)	35.7	(32.7)	12.9	13.1

Effect of exchange rate changes on cash	—	—	(4.5)	—	(4.5)

Net increase (decrease) in cash and cash equivalents	4.8	0.1	4.3	—	9.2

Balance at beginning of period	18.0	7.0	80.8	—	105.8
Balance at end of period	$22.8	$7.1	$85.1	$—	$115.0

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	(7.9)	153.1	(149.4)	—	(4.2)
Cash provided by (used for) operating activities of discontinued operations	(5.1)	24.3	(32.9)	—	(13.7)
Net cash provided by (used for) operating activities	$(13.0)	$177.4	$(182.3)	$—	$(17.9)

Cash Flows from Investing:
Capital expenditures	(1.3)	(22.6)	(20.4)	—	(44.3)
Restricted Cash	(0.1)	—	—	—	(0.1)
Proceeds from sale of business	—	0.9	147.9	—	148.8
Proceeds from sale of property, plant and equipment	—	0.2	1.7	—	1.9
Intercompany investments	250.8	(351.1)	279.9	(179.6)	—
Net cash provided by (used for) investing activities of continuing operations	249.4	(372.6)	409.1	(179.6)	106.3

Cash Flows from Financing:
Proceeds from long-term debt	—	3.7	88.4	—	92.1
Payments on long-term debt	(205.2)	(1.5)	(76.1)	—	(282.8)
Proceeds from revolving credit facility - net	77.7	—	—	—	77.7
Payments on notes financing - net	—	(6.7)	(0.6)	—	(7.3)
Dividends paid	(5.2)	—	—	—	(5.2)
Debt issue costs	(17.0)	—	—	—	(17.0)
Intercompany financing	(82.4)	166.0	(263.2)	179.6	—
Options exercised	(0.7)	—	—	—	(0.7)
Net cash provided by (used for) financing activities	(232.8)	161.5	(251.5)	179.6	(143.2)

Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Net increase (decrease) in cash and cash equivalents	3.6	(33.7)	(22.9)	—	(53.0)

Balance at beginning of period	2.1	50.8	120.1	—	173.0
Balance at end of period	$5.7	$17.1	$97.2	$—	$120.0

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales:
Crane	$451.6	$652.3	$818.5	$1,325.2
Foodservice	424.9	382.5	780.0	737.1
Total net sales	$876.5	$1,034.8	$1,598.5	$2,062.3
Earnings (loss) from operations:
Crane	$36.9	$47.9	$39.8	$103.0
Foodservice	48.6	39.6	87.9	60.2
Corporate expense	(11.9)	(12.4)	(21.2)	(25.4)
Asset impairments	—	—	—	(700.0)
Restructuring expense	(1.3)	(21.5)	(1.7)	(25.9)
Integration expense	—	(2.0)	—	(3.5)
Operating earnings from operations	$72.3	$51.6	$104.8	$(591.6)

Crane segment operating earnings for the three and six months ended June 30, 2010, includes amortization expense of $1.7 million and $3.3 million, respectively.  Crane segment operating earnings for the three and six months ended June 30, 2009, includes amortization expense of $1.6 million and $3.0 million, respectively.  Foodservice segment operating earnings for the three and six months ended June 30, 2010, includes amortization expense of $8.3 million and $16.5 million, respectively.  Foodservice segment operating earnings for the three and six months ended June 30, 2009, includes amortization expense of $6.8 million and $13.7 million, respectively.

As of June 30, 2010 and December 31, 2009, the total assets by segment were as follows:

	June 30, 2010	December 31, 2009
Crane	$1,648.1	$1,738.4
Foodservice	2,439.4	2,279.5
Corporate	153.3	260.8
Total	$4,240.8	$4,278.7

22.   Subsequent Events

We evaluated subsequent events and no significant subsequent events have occurred which would require adjustment to our financial statements or disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales:
Crane	$451.6	$652.3	$818.5	$1,325.2
Foodservice	424.9	382.5	780.0	737.1
Total net sales	$876.5	$1,034.8	$1,598.5	$2,062.3

Consolidated net sales for the three months ended June 30, 2010 decreased 15.3% to $876.5 million, from $1.035 billion for the same period in 2009.  For the six months ended June 30, 2010 sales decreased 22.5% to $1.599 billion versus sales of $2.062 billion for the six months ended June 30, 2009.  The decreases in sales were driven primarily by a 30.8% and 38.2% decrease in Crane segment sales for the three and six months ended June 30, 2010 versus the same periods in 2009, respectively.  These results were partially offset by the increases in sales in the Foodservice segment for both periods in 2010 compared to 2009.

Net sales from the Crane segment for the three months ended June 30, 2010 decreased to $451.6 million versus $652.3 million for the three months ended June 30, 2009.  For the six months ended June 30, 2010 sales decreased to $818.5 million versus $1.325 billion for the six months ended June 30, 2009.  Crane net sales for both the three and six months ended June 30, 2010 decreased over the same period in the prior year in traditional markets and in most product lines while the segment experienced increased sales in emerging markets during these periods.  The Crane segment sales have been negatively impacted by the weak global economy.

For the three and six months ended June 30, 2010 versus the same periods in 2009, the volatility of the Euro currency compared to the U.S. Dollar had an approximate negative $19.5 million and a positive $1.4 million, respectively, impact on Crane segment sales.  As of June 30, 2010, total Crane segment backlog was $530.8 million, a 41.0% decrease over the June 30, 2009 backlog of $900.5 million and a 7.3% decrease over the December 31, 2009 backlog of $572.7 million.   The decrease in backlog reflects the state of the crane markets.  In addition, the company chose to remove one large order from the backlog at June 30, 2010 due to customer financing concerns.  Although there has been stabilization in the form of a net-positive order flow, new orders received in the second quarter did not outpace our second quarter shipments.

Net sales from the Foodservice segment increased 11.1% to $424.9 million for the three months ended June 30, 2010 versus $382.5 million for the three months ended June 30, 2009.  For the six months ended June 30, 2010, Foodservice segment sales of $780.0 million increased 5.8% over the same period in 2009.   The higher sales are due to customer rollouts, new product introductions and improving U.S. and Asian markets.  In addition, sales for both periods were impacted by the volatility of the Euro, British Pound, Canadian Dollar, and Chinese currencies and as a result increased sales for the three and six months periods ended June 30, 2010 versus June 30, 2009 by $4.0 million and $0.7 million, respectively.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Earnings from operations:
Crane	$36.9	$47.9	$39.8	$103.0
Foodservice	48.6	39.6	87.9	60.2
Corporate expense	(11.9)	(12.4)	(21.2)	(25.4)
Asset impairments	—	—	—	(700.0)
Restructuring expense	(1.3)	(21.5)	(1.7)	(25.9)
Integration expense	—	(2.0)	—	(3.5)
Total	$72.3	$51.6	$104.8	$(591.6)

Consolidated gross profit for the three months ended June 30, 2010 was $213.0 million, a decrease of $23.8 million compared to the $236.8 million of consolidated gross profit for the same period in 2009.  Consolidated gross profit for the six months ended June 30,

2010 was $385.1 million, a decrease of $56.7 million compared to the $441.8 million of consolidated gross profit for the same period in 2009.  These decreases were driven by significantly lower gross profit in the Crane segment primarily due to decreased sales volumes which increased unabsorbed manufacturing overhead costs.

For the three and six month periods ended June 30, 2010 versus the same periods in 2009, the Crane segment gross profit declined $26.3 million and $80.7 million, respectively.  The gross profit decreases for both periods as compared to last year were partially offset by favorable product price increases and factory cost reductions.

For the three and six months ended June 30, 2010, the Foodservice segment gross profit increased approximately $2.9 million and $24.4 million, respectively, versus the same periods last year.  The increases in gross profit for both periods were primarily due to the new product introductions and cost synergies realized as part of ongoing integration of the Enodis acquisition and volume increases in the three month period ended June 30, 2010.  Partially offsetting these increases were higher material costs in the three and six months ended June 30, 2010 versus the same periods in 2009.

Engineering, selling and administrative (ES&A) expenses for the second quarter of 2010 decreased approximately $23.9 million to $129.4 million versus $153.3  million for the second quarter of 2009.  For the six months ended June 30, 2009, ES&A expenses were $258.8 million, which was a $28.5 million decrease over ES&A expenses for the six months ended June 30, 2009.  These decreases were driven by the Crane segment which reduced ES&A versus the prior year three and six month periods by $15.3 million and $17.8 million, respectively.  The lower Crane segment expenses were due to cost reduction initiatives in both periods and for the three month period, collection of a previously reserved receivable, and the weakening of the Euro.  The Foodservice segment reduced ES&A versus the prior three and six month periods by $7.5 million and $6.1 million, respectively, primarily due to intergration synergies.

For the three months ended June 30, 2010, the Crane segment reported operating earnings of $36.9 million compared to $47.9 million for the three months ended June 30, 2009.  For the six months ended June 30, 2009, the Crane segment reported operating earnings of $39.8 million compared to $103.0 million for the six months ended June 30, 2009.  Operating earnings of the Crane segment for the three and six month periods in 2010 compared to the same periods in 2009 were unfavorably affected by lower sales volumes offset by the results of restructuring activities which reduced cost structures in all regions.  As a result, operating margin for the three months ended June 30, 2010 was 8.2% versus 7.3% for the three months ended June 30, 2009 and 4.9% versus 7.8% for the six months ended June 30, 2010 and June 30, 2009, respectively.

For the three months ended June 30, 2010, the Foodservice segment reported operating earnings of $48.6 million compared to $39.6 million for the three months ended June 30, 2009.   For the six months ended June 30, 2009, the Foodservice segment reported operating earnings of $87.9 million compared to $60.2 million for the six months ended June 30, 2009.  The primary driver for the increases in operating earnings for both periods is higher revenues, the realization of synergies related to the Enodis acquisitions and the impact of new product introductions.

For the three months ended June 30, 2010, corporate expenses were $11.9 million compared to $12.4 million for the three months ended June 30, 2009.   For the six months ended June 30, 2009, corporate expenses were $21.2 million compared to $25.4 million for the six months ended June 30, 2009.  These decreases resulted from lower employee-related costs and lower professional services expenses.

The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350. Under this Topic, goodwill is no longer amortized; however, the company performs an annual impairment at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane CARE; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia (Foodservice Retail was merged into Foodservice Americas as of January 1, 2010), using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

During the first quarter of 2009, the company’s stock price continued to decline as global market conditions remained depressed, the credit markets did not improve and the performance of the company’s Crane and Foodservice segments was below the company’s expectations.  In connection with a reforecast of expected 2009 financial results completed in early April 2009, the company determined the foregoing circumstances to be indicators of potential impairment under the guidance of ASC Topic 350.  Therefore, the company performed the required initial impairment test for each of the company’s operating units as of March 31, 2009.  The company re-performed its established method of present-valuing future cash flows, taking into account its updated projections, to determine the fair value of the reporting units.   The determination of fair value of the reporting units requires the company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. We evaluated the significant assumptions used to determine the fair value of each reporting unit, both individually and in the aggregate, and concluded they are reasonable.

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired, and therefore, the company proceeded to measure the amount of the potential impairment with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized impairment charges as of March 31, 2009 of $548.8 million related to goodwill and $151.2 million related to other indefinite-lived intangible assets, both within the Foodservice segment.  These non-cash impairment charges had no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There was no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million benefit associated with the other indefinite-lived intangible asset impairment.

As of June 30, 2010 and 2009, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets and based on those results no additional impairment had occurred subsequent to the impairment charges recorded in the first quarter of 2009.  The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.

As a result of the continued worldwide decline in crane sales during the three and six months ended June 30, 2009, the company recorded $15.4 million and $19.6 million, respectively, in restructuring charges to further reduce the Crane segment cost structure in all regions.  During the three and six month periods ended June 30, 2010, an additional $1.3 million and $1.7 million, respectively,  in restructuring charges were recorded related to the additional cost structure reductions.  The Foodservice segment also recorded a restructuring expense of $6.3 million in the second quarter of 2009 primarily in response to the closing of its Harford Duracool facility in Aberdeen, Maryland.  See further detail related to the restructuring expenses at Note 18, “Restructuring.”

During the three and six month periods ended June 30, 2009, the company was engaged in a number of integration activities associated with the Enodis acquisition which resulted in integration expenses of approximately $2.0 million and $3.5 million, respectively.  Integration expenses included only costs directly associated with the integration, such as costs related to outside vendors or services, costs of employees who have been assigned full-time to integration activities, and travel related expenses.  There were no integration expenses during the three and six month periods ended June 30, 2010.

Analysis of Non-Operating Income Statement Items

The loss on debt extinguishment of $15.7 million for the six month period ended June 30, 2010 is a result of the accelerated amortization of deferred financing fees due to the partial pay down on the outstanding balances of Term Loan A and Term Loan B which occurred in the first quarter of 2010.  See further detail at Note 9, “Debt.”

Interest expense for the first six months of 2010 was $83.8 million versus $81.4 million for the first six months of 2009.  Interest expense was $43.2 million and $41.0 million for the three months ended June 30, 2010 and June 30, 2009, respectively.  Increases in each comparable period are due to higher interest rates. Amortization expenses for deferred financing fees were $12.1 million for the six months ended June 30, 2010 compared to $14.7 million in the first six months of 2009.  The lower expense in 2010 is related to the lower balance of deferred financing fees as a result of the accelerated pay downs of Term Loans in 2009 and 2010.

Other expense, net for the first three and six months of 2010 was $5.6 million and $11.8 million, respectively,  versus other income of $4.1 million and  $6.2 million for the same periods ended June 30, 2009.  The expense in 2010 is primarily the result of $6.3 million in currency losses as the company was negatively impacted by currency volatility.  In addition, we finalized the liquidation of a dormant company in Europe within the Foodservice segment which resulted in reclassifying currency losses of $2.5 million from Accumulated other comprehensive income into other expense, net.  The balance of the 2010 expense is primarily related to bank fees.  The 2009 periods were positively impacted by currency gains.

For the six months ended June 30, 2010, the company recorded an income tax benefit of $8.9 million, compared to an income tax benefit of $67.2 million for the six months ended June 30, 2009. The decrease in the tax benefit for the six months ended June 30, 2010 relative to the prior year is primarily due to the tax impact of $52.0 million for an impairment charge, the reversal of unrecognized tax benefits totaling $30.0 million, the impairment of certain tax operating losses of $(8.1) million, as well as other general items totaling $(15.6) million that were recorded during the six months ended June 30, 2009. The income tax benefit for the six months ended June 30, 2010 was calculated under the discrete method.  The mix of income (loss) between foreign and domestic operations causes an unusual relationship between income (loss) and income tax expense (benefit) with small changes in the annual pre-tax book income resulting in a significant impact on the rate and uncertain estimates. As a result, the company computed the provision for income taxes for the six months ended June 30, 2010 by applying the actual effective tax rate to the year-to-date loss. The company believes that the discrete calculation of the effective tax rate provides a more reasonable approximation of the company’s tax benefit.

In jurisdictions where the company operates its Crane business, management analyzes the ability to utilize the deferred tax assets arising from net operating losses on a seven year cycle, consistent with the Crane business cycles, as this provides the best information to evaluate the future profitability of the business unit.

The company’s unrecognized tax benefits, excluding interest and penalties, were $41.5 million as of June 30, 2010, and $38.4 million as of June 30, 2009.  All of the company’s unrecognized tax benefits as of June 30, 2010, if recognized, would impact the income tax provision. The increase in the company’s unrecognized tax benefits as of June 30, 2010 relative to the prior year resulted from increases for current year uncertain tax positions and reductions due to lapses in statute or settlements.  During the next twelve months, the company does not expect any material changes in its unrecognized tax benefits.

The company’s income tax benefit was unfavorably impacted by $2.1 million for the six months ended June 30, 2010 as a result of the lapse of a U.S. income tax law (Internal Revenue Code Section 954(c)(6)) that had generally provided for the tax free treatment of intercompany interest, dividends and royalties.

The Patient Protection and Affordable Care Act was signed into law during the first quarter of 2010 and eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.  The company’s income tax benefit was unfavorably impacted by $1.6 million for the six months ended June 30, 2010 for this law change.

Financial Condition

First Six Months of 2010

Cash and cash equivalents balance as of June 30, 2010 totaled $117.6 million, which was an increase of $9.2 million from the December 31, 2009 balance of $108.4 million.  Cash flow provided by operating activities of continuing operations for the first six months of 2010 was $13.6 million compared to cash used of $4.2 million for the first six months of 2009.    The improvement in cash flow was primarily driven by the absence of a large settlement payment which was made in the prior year offset by negative working capital movements which reflect a potentially stabilizing economy.

Capital expenditures during the first six months of 2010 were $16.3 million versus $44.3 million during the first six months of 2009.  The majority of the capital expenditures are related to machinery and equipment purchases for the Crane and Foodservice segments whereas prior year expenditures related to expansion projects.

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

Proceeds from the sale of the Enodis ice businesses provided $148.8 million, which were used to partially pay down Term Loan X.

Liquidity and Capital Resources

Outstanding debt at June 30, 2010 and December 31, 2009 is summarized as follows:

(in millions)	June 30, 2010	December 31, 2009
Revolving credit facility	$—	$—
Term loan A	738.4	922.5
Term loan B	833.2	1,041.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	400.0	—
Other	85.4	58.9
Total debt	$2,207.0	$2,172.4
Less current portion and short-term borrowings	(144.2)	(144.9)
Long-term debt	$2,062.8	$2,027.5

In April 2008, the company entered into a $2.4 billion credit agreement which was amended and restated as of August 25, 2008, to ultimately increase the size of the total facility to $2.925 billion (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.  The New Credit Agreement includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions. Term Loan X was repaid in full as of June 30, 2010. At June 30, 2010 the interest rates for Term Loan A and Term Loan B were 5.31% and 8.00%, respectively.  Including interest rate swaps, Term Loan A and Term Loan B interest rates were 6.41% and 8.44% respectively, at June 30, 2010.

In June 2009, the company entered into Amendment No. 2 (the Amendment) to the New Credit Agreement to provide relief under its consolidated total leverage ratio and consolidated interest coverage ratio financial covenants.  This Amendment was obtained to avoid a potential financial covenant violation at the end of the second quarter of 2009 as a result of lower demand for certain of the company’s products due to continued weakness in the global economy and tight credit markets.  Terms of the Amendment include an increase in the spread on London Interbank Offered Rate (LIBOR) and Alternative Borrowing Rate (ABR) loans of between 150 and 175 basis points, depending on the consolidated total leverage ratio. Also, one additional interest rate pricing level was added for each loan facility above a certain leverage amount.

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

In addition, at any time, or from time to time, on or prior to February 15, 2013, the company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the principal amount of the Senior Notes due 2018 outstanding at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that:

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

As of June 30, 2010 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended through June 30, 2010, the Senior Notes due 2013, and the Senior Notes due 2018 and based upon the company’s current plans and outlook, the company believes we will be able to comply with these covenants during the subsequent 12 months.  As of June 30, 2010 the company’s Consolidated Total Leverage Ratio was 6.80:1, below the maximum ratio of 7.80:1 and the company’s Consolidated Interest Coverage Ratio was 2.07:1, above the minimum ratio of 1.75:1.

On June 30, 2010 the company amended its accounts receivables securitization program.  Transactions under the amended accounts receivables securitization program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received (which include collections on deferred purchase price notes received as part of the consideration) are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.  The company has reflected the transition from the previous securitization program, which did not meet the criteria for sale treatment under ASC Topic 860, to the amended program using the gross method in the Consolidated Statements of Cash Flows.  Under this method, separate line items for the net proceeds from the securitization facility immediately prior to the amendment and repayments on the amounts outstanding under the securitization facility as a result of the amendment are included in cash flows from financing activities, while the proceeds resulting from the amendment of the  securitization facility are reflected as reductions of accounts receivable in cash flows from operating activities. See further discussion in Note 10, “Accounts Receivable Securitization.”

Our liquidity position at June 30, 2010 and December 31, 2009 is summarized as follows:

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$117.6	$108.4
Revolver borrowing capacity	400.0	400.0
Less: outstanding letters of credit	(35.7)	(43.6)
Total liquidity	$481.9	$464.8

The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.

Recent Accounting Changes and Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-6, “Improving Disclosures about Fair Value Measurements “, codified in ASC Topic 820.  This update requires new disclosures and clarifies existing disclosures as it related to fair value measurements.  The update requires the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update also clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  This update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  The guidance was applicable for the company beginning in the first interim period in 2010.  Refer to Note 5, “Fair Value of Financial Instruments” for the disclosures required in accordance with this guidance.

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

Corporate (including factors that may affect both of our segments)—finalization of the price and terms of completed and future divestitures and unanticipated issues associated with transitional services provided by the company in connection with these divestitures; changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; the successful development of innovative products and market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies and capacities; our ability to further penetrate emerging markets and international markets; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; issues associated with workforce reductions; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash consistent with our stated goals; non-compliance with debt covenants; changes in tax laws; and unanticipated changes in customer demand.

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

Date: August 9, 2010	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman, President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

 FOR QUARTERLY PERIOD ENDED

 June 30, 2010

Exhibit No.*	Description	Filed/Furnished Herewith

10.8**	The Manitowoc Company, Inc. Incentive Stock Option Agreement with Vesting Provisions.	X(1)	(2)
10.9**	The Manitowoc Company, Inc. Non-Qualified Stock Option Agreement with Vesting Provisions.	X(1)	(2)
10.12	Second Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding company, LLC, as Purchaser, and Norddeutsche Landisbank Girozentrale, as Agent, dated as of June 30, 2010.	X	(2)
31	Rule 13a — 14(a)/15d — 14(a) Certifications	X	(2)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(3)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(3)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Equity and (v) related notes, tagged as blocks of text.	X	(3)

(1)     Reflects non-material changes that were finalized in June 2010

(2)     Filed Herewith

(3)     Furnished Herewith

**          Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to item 15(c) of Form 10-K.

Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.