Form 10-Q
period 2010-09-30
MANITOWOC CO INC
filed 2010-11-09
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2010, the most recent practicable date, was 131,350,472.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$877.8	$881.5	$2,476.2	$2,943.8

Costs and expenses:
Cost of sales	669.5	680.0	1,882.9	2,300.4
Engineering, selling and administrative expenses	138.8	132.7	397.6	420.0
Asset impairments	—	—	—	700.0
Restructuring expense	1.5	12.8	3.2	38.7
Integration expense	—	—	—	3.5
Amortization expense	9.8	8.4	29.5	25.2
Loss on disposition of property	2.0	—	2.0	—
Total operating costs and expenses	821.6	833.9	2,315.2	3,487.8

Earnings (loss) from operations	56.2	47.6	161.0	(544.0)

Other income (expenses):
Amortization of deferred financing fees*	(5.3)	(7.0)	(17.4)	(21.7)
Interest expense	(46.3)	(49.0)	(130.0)	(130.4)
Loss on debt extinguishment	(1.1)	—	(16.8)	(1.1)
Other income, net	0.5	2.3	(11.4)	8.5
Total other income (expenses)	(52.2)	(53.7)	(175.6)	(144.7)

Earnings (loss) from continuing operations before taxes on income	4.0	(6.1)	(14.6)	(688.7)
Provision (benefit) for taxes on income	3.4	3.6	(5.5)	(63.6)
Earnings (loss) from continuing operations	0.6	(9.7)	(9.1)	(625.1)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $0.2, $0.1, $0.4 and $1.9, respectively	(0.1)	(1.8)	(0.6)	(33.1)
Loss on sale of discontinued operations, net of income taxes of $2.7 and $19.6, respectively	—	(2.6)	—	(25.8)
Net earnings (loss)	0.5	(14.1)	(9.7)	(684.0)
Less: Net loss attributable to noncontrolling interest, net of tax	(0.9)	(1.5)	(2.1)	(3.2)
Net earnings (loss) attributable to Manitowoc	$1.4	$(12.6)	$(7.6)	$(680.8)

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$1.5	$(8.2)	$(7.0)	$(621.9)
Earnings (loss) from discontinued operations, net of income taxes	(0.1)	(1.8)	(0.6)	(33.1)
Loss on sale of discontinued operations, net of income taxes	—	(2.6)	—	(25.8)
Net earnings (loss) attributable to Manitowoc	$1.4	$(12.6)	$(7.6)	$(680.8)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.01	$(0.06)	$(0.05)	$(4.78)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	(0.01)	(0.01)	(0.25)
Loss on sale of discontinued operations, net of income taxes	—	(0.02)	—	(0.20)
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.01	$(0.10)	$(0.06)	$(5.23)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.01	$(0.06)	$(0.05)	$(4.78)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	(0.01)	(0.01)	(0.25)
Loss on sale of discontinued operations, net of income taxes	—	(0.02)	—	(0.20)
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.01	$(0.10)	$(0.06)	$(5.23)

Weighted average shares outstanding — basic	130,605,417	130,284,925	130,590,248	130,227,298
Weighted average shares outstanding — diluted	132,232,254	130,284,925	130,590,248	130,227,298

See accompanying notes which are an integral part of these statements.

*See discussion of prior period adjustments in Note 1.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of September 30, 2010 and December 31, 2009

(Unaudited)

(In millions, except share data)

	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$113.2	$105.8
Marketable securities	2.7	2.6
Restricted cash	9.7	6.5
Accounts receivable, less allowances of $33.3 and $47.3, respectively	353.7	323.2
Inventories — net	652.9	595.5
Deferred income taxes	161.3	142.0
Other current assets	73.2	84.3
Total current assets	1,366.7	1,259.9

Property, plant and equipment — net	606.2	673.7
Goodwill	1,249.6	1,246.8
Other intangible assets — net	936.3	957.4
Other non-current assets	108.9	140.9
Total assets	$4,267.7	$4,278.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$858.2	$801.6
Short-term borrowings	162.5	144.9
Product warranties	87.4	96.5
Customer advances	40.6	71.2
Product liabilities	28.3	28.0
Total current liabilities	1,177.0	1,142.2
Non-Current Liabilities:
Long-term debt	2,005.5	2,027.5
Deferred income taxes	224.0	214.8
Pension obligations	47.0	47.4
Postretirement health and other benefit obligations	60.9	58.8
Long-term deferred revenue	32.7	31.8
Other non-current liabilities	149.5	149.0
Total non-current liabilities	2,519.6	2,529.3

Commitments and contingencies (Note 15)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued ,131,350,472 and 130,708,124 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	451.4	444.4
Accumulated other comprehensive income (loss)	28.1	61.8
Retained earnings	181.1	188.7
Treasury stock, at cost (31,825,456 and 32,467,804 shares, respectively)	(88.1)	(88.4)
Total Manitowoc stockholders’ equity	573.9	607.9
Noncontrolling interest	(2.8)	(0.7)
Total equity	571.1	607.2
Total liabilities and equity	$4,267.7	$4,278.7

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operations:
Net earnings (loss)*	$(9.7)	$(684.0)
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Asset impairments	—	700.0
Discontinued operations, net of income taxes	0.6	33.1
Depreciation	72.4	72.0
Amortization of intangible assets	29.5	25.2
Deferred income taxes	(22.7)	(122.1)
Loss (gain) on sale of property, plant and equipment	(3.1)	1.7
Restructuring expense	3.2	38.7
Amortization of deferred financing fees*	17.4	21.7
Loss on debt extinguishment	16.8	1.1
Loss on sale of discontinued operations	—	25.8
Other	6.9	3.8
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(38.9)	210.6
Inventories	(76.5)	237.6
Other assets	19.7	22.5
Accounts payable	80.2	(271.2)
Accrued expenses and other liabilities	(42.8)	(115.4)
Net cash provided by (used for) operating activities of continuing operations	53.0	201.1
Net cash provided by (used for) operating activities of discontinued operations	(0.8)	(21.2)
Net cash provided by (used for) operating activities	52.2	179.9

Cash Flows from Investing:
Business acquisitions, net of cash acquired	(4.8)	—
Capital expenditures	(24.8)	(63.5)
Change in restricted cash	(3.3)	(1.4)
Proceeds from sale of business	3.8	148.8
Proceeds from sale of property, plant and equipment	13.3	3.5
Net cash provided by (used for) investing activities of continuing operations	(15.8)	87.4

Cash Flows from Financing:
Proceeds from revolving credit facility	—	(17.0)
Payments on long-term debt	(75.3)	(355.3)
Proceeds from long-term debt	61.2	118.6
Proceeds from securitization facility	101.0	—
(Payments on) securitization facility	(101.0)	—
Payments on notes financing	(3.4)	(7.9)
Debt issuance costs	(11.5)	(17.8)
Dividends paid	—	(7.9)
Exercises of stock options, including windfall tax benefits	0.6	(0.1)
Net cash used for financing activities of continuing operations	(28.4)	(287.4)

Effect of exchange rate changes on cash	(0.6)	5.6

Net increase (decrease) in cash and cash equivalents	7.4	(14.5)
Balance at beginning of period	105.8	173.0
Balance at end of period	$113.2	$158.5

See accompanying notes which are an integral part of these statements.

*See discussion of prior period adjustments in Note 1.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net earnings (loss)	$0.5	$(14.1)	$(9.7)	$(684.0)
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	4.3	(3.2)	(2.5)	2.5
Foreign currency translation adjustments	53.1	39.3	(31.2)	15.3

Total other comprehensive income (loss)	57.4	36.1	(33.7)	17.8

Comprehensive income (loss)	57.9	22.0	(43.4)	(666.2)

Comprehensive loss attributable to noncontrolling interest	(0.9)	(1.5)	(2.1)	(3.2)

Comprehensive income (loss) attributable to Manitowoc	$58.8	$23.5	$(41.3)	$(663.0)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009

1. Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009, the cash flows for the same nine-month periods, and the financial position at September 30, 2010, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2009.  The consolidated balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report.

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

Prior Period Adjustments

As previously disclosed certain prior period amounts have been revised to correct an error. During the fourth quarter of 2009 the company identified an error in the amortization of deferred financing fees, the correction of which reduced the expenses recognized in the previously filed Quarterly Reports for each of the first three quarters of 2009 by $0.4 million, $5.8 million, and $5.0 million, respectively. The tax impact of the adjustments was not significant. The effect of these adjustments increased the company’s previously reported 2009 earnings per share by $0.00, $0.03, and $0.02 for the quarters ended March 31, June 30 and September 30, respectively.

There was no impact to quarterly cash flows from operating activities in 2009 as the result of these revisions since the increase in net earnings was offset by the decrease in the non-cash reconciling items for deferred financing fee amortization and deferred taxes. The company does not believe that these adjustments are material to the results of operations, financial position or cash flows for any of its previously filed quarterly financial statements. Accordingly, the September 30, 2009 financial statements included herein have been revised to reflect the adjustments discussed above.

Tax Adjustments

During the third quarter of 2010, the company recorded an adjustment to correct an error related to the provision for income taxes, whereby during 2009 the company had incorrectly understated the income tax benefit by $6.6 million.   The company does not believe that this error is material to its condensed consolidated financial statements for the quarter or year to date period ended September 30, 2010, the estimated full year 2010 financial statements, or its 2009 annual or quarterly financial statements.  The impact of this adjustment to the quarter ended September 30, 2010 was an increase to the income tax benefit, net earnings and earnings per share of $6.6 million, $6.6 million, and $0.05, respectively.

During the third quarter of 2010, the company also recorded an adjustment to correct an error related to the deferred taxes for the Enodis acquisition, whereby at December 31, 2009 the company had incorrectly overstated deferred tax assets and understated goodwill by $5.8 million.   The company does not believe that this error is material to its condensed consolidated financial statements.  The correction of this error results in a reduction of deferred tax assets of $5.8 million, and an increase to goodwill for the same amount as of September 30, 2010.

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

Administrative costs related to the former Marine segment resulted in pre-tax losses from discontinued operations of $0.2 million and $2.4 million for the three month periods ended September 30, 2010 and 2009, respectively.  Tax benefits of $0.1 million and $0.1 million were recognized in the three month periods ended  September 30, 2010 and 2009, respectively.  Administrative costs related to the former Marine segment resulted in pre-tax losses from discontinued operations of $0.8 million and $2.2 million for the nine month periods ended September 30, 2010 and 2009, respectively.  Tax benefits of $0.3 million and $0.3 million were recognized in the nine month periods ended September 30, 2010 and 2009, respectively.

In addition to the former Marine segment, the company has classified the Enodis ice and related businesses acquired in connection with the company’s acquisition of Enodis plc (Enodis) in October of 2008, as discontinued in compliance with ASC Topic 360-10, “Property, Plant, and Equipment.”

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

Administrative costs related to the Enodis ice machine businesses resulted in a pre-tax loss from discontinued operations of $0.2 million and $0.1 million for the nine and three month periods ended September 30, 2010.  There was no tax benefit associated with the Enodis ice machine business costs in the three or nine month periods ended September 30, 2010.

4. Financial Instruments

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$2.6	$—	$—	$2.6
Forward commodity contracts	—	1.4	—	1.4
Marketable securities	2.7	—	—	2.7
Total Current assets at fair value	$5.3	$1.4	$—	$6.7

Current Liabilities:
Foreign currency exchange contracts	$0.6	$—	$—	$0.6
Forward commodity contracts	—	0.6	—	0.6
Total Current liabilities at fair value	$0.6	$0.6	$—	$1.2

Non-current Liabilities:
Interest rate swap contracts	$—	$19.9	$—	$19.9
Total Non-current liabilities at fair value	$—	$19.9	$—	$19.9

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$1.4	$—	$—	$1.4
Forward commodity contracts	—	1.7	—	1.7
Marketable securities	2.6	—	—	2.6
Total Current assets at fair value	$4.0	$1.7	$—	$5.7

Current Liabilities:
Foreign currency exchange contracts	$5.4	$—	$—	$5.4
Forward commodity contracts	—	0.1	—	0.1
Total Current liabilities at fair value	$5.4	$0.1	$—	$5.5

Non-current Liabilities:
Interest rate swap contracts	$—	$6.4	$—	$6.4
Total Non-current liabilities at fair value	$—	$6.4	$—	$6.4

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, deferred purchase price notes on receivables sold and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $151.9 million and $143.1 million at September 30, 2010 and December 31, 2009, respectively.  The fair value of the company’s 9 1/2 % Notes due 2018 was approximately $428.4 million at September 30, 2010.  The fair values of the company’s term loans under the New Credit Agreement are as follows at September 30, 2010 and December 31, 2009, respectively:  Term Loan A — $731.9 million and $883.3 million and Term Loan B — $810.7 million and $1,011.3 million.  See Note 9, “Debt,” for the related carrying values of these debt instruments.  See Note 22, “Subsequent Events,” for discussion of Debt Amendments and issuance of Senior Unsecured Notes due 2020.

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

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the mark-to-market gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the forecasted item affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  In the next twelve months, the company estimates $2.4 million of unrealized and realized losses related to interest rate, commodity price and currency rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed on a rolling and layering basis for twelve and eighteen months, respectively.

As of September 30, 2010 and December 31, 2009, the company had the following outstanding interest rate swaps, commodity swaps and foreign currency derivative contracts that were entered to hedge forecasted transactions:

	Units Hedged
Commodity	September 30, 2010	December 31, 2009		Type
Aluminum	937	1,400	MT	Cash Flow
Copper	491	424	MT	Cash Flow
Natural Gas	387,032	266,934	MMBtu	Cash Flow

	Units Hedged
Short Currency	September 30, 2010	December 31, 2009	Type
Canadian Dollar	17,278,556	24,426,423	Cash Flow
European Euro	43,611,904	51,155,115	Cash Flow
South Korean Won	2,980,064,972	2,079,494,400	Cash Flow
Singapore Dollar	4,600,000	3,240,000	Cash Flow
United States Dollar	6,719,000	12,285,292	Cash Flow

As of September 30, 2010, the total notional amount of the company’s receive-floating/pay-fixed interest rate swaps was $850.0 million compared to $984.0 million on December 31, 2009.

For derivative instruments not designated as hedging instruments under ASC Topic 815-10, the gains or losses are recognized in current earnings.

	Units Hedged
Short Currency	September 30, 2010	December 31, 2009	Recognized Location	Purpose
Great British Pound	42,603,067	30,385,738	Other income	Balance Sheet Hedges
European Euro	52,887,439	37,310,399	Other income	Balance Sheet Hedges
Singapore Dollar	800,000	—	Other income	Balance Sheet Hedges
United States Dollar	30,729,188	42,383,351	Other income	Balance Sheet Hedges

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009 was as follows:

		ASSET DERIVATIVES
		September 30, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Other current assets	$2.2	$1.4
Commodity Contracts	Other current assets	1.3	1.5
Total derivatives designated as hedging instruments under ASC 815		$3.5	$2.9

		ASSET DERIVATIVES
		September 30, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives NOT designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Other current assets	$0.4	$—
Commodity Contracts	Other current assets	0.1	0.2
Total derivatives NOT designated as hedging instruments under ASC 815		0.5	0.2
Total asset derivatives		$4.0	$3.1

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009 was as follows:

		LIABILITY DERIVATIVES
		September 30, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Accounts payable and accrued expenses	$0.6	$0.5
Interest Rate Swap Contracts	Other non-current liabilities	19.9	6.4
Commodity Contracts	Accounts payable and accrued expenses	0.6	0.1
Total derivatives designated as hedging instruments under ASC 815		$21.1	$7.0

		LIABILITY DERIVATIVES
		September 30, 2010	December 31, 2009
Balance Sheet Location		Fair Value
Derivatives NOT designated as hedging instrument under ASC 815
Foreign Exchange Contracts	Accounts payable and accrued expenses	$0.7	$4.9
Commodity Contracts	Accounts payable and accrued expenses	—	—
Total derivatives NOT designated as hedging instruments under ASC 815		$0.7	$4.9
Total liability derivatives		$21.8	$11.9

The effect of derivative instruments on the consolidated statement of operations for the quarters ended September 30, 2010 and September 30, 2009 for gains or losses initially recognized in other comprehensive income in the consolidated balance sheet were as follows:

				Amount of Gain or (Loss)
	Amount of Gain or (Loss)			Reclassified from
	Recognized in OCI on		Location of Gain or (Loss)	Accumulated OCI into
	Derivative (Effective		Reclassified from	Income (Effective
	Portion) (Net of Tax)		Accumulated OCI into	Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	September 30, 2010	September 30, 2009	Income (Effective Portion)	September 30, 2010	September 30, 2009
Foreign Exchange Contracts	$5.2	$1.3	Cost of Sales	$(1.7)	$1.0
Interest Rate Swap Contracts	(1.8)	(3.0)	Interest Expense	(2.5)	(3.3)
Commodity Contracts	0.3	1.2	Cost of Sales	0.3	(0.8)
Total	$3.7	$(0.5)		$(3.9)	$(3.1)

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
	Recognized in Income on	Income on Derivative (Ineffective Portion
	Derivative (Ineffective Portion and	and Amount Excluded from
Derivatives in ASC 815 Cash Flow	Amount Excluded from	Effectiveness Testing)
Hedging Relationships	Effectiveness Testing)	September 30, 2010	September 30, 2009
Commodity Contracts	Cost of Sales	$0.1	$0.1
Total		$0.1	$0.1

		Amount of Gain or (Loss)
Derivatives Not Designated as Hedging Instruments under	Location of Gain or (Loss) recognized in Income on	Recognized in Income on Derivative
ASC 815	Derivative	September 30, 2010	September 30, 2009
Foreign Exchange Contracts	Other Income	$(0.6)	$(2.1)
Commodity Contracts	Cost of Sales	—	(0.1)
Total		$(0.6)	$(2.2)

The effect of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2010 and September 30, 2009 for gains or losses initially recognized in other comprehensive income in the consolidated balance sheet were as follows:

				Amount of Gain or (Loss)
	Amount of Gain or (Loss)			Reclassified from
	Recognized in OCI on		Location of Gain or (Loss)	Accumulated OCI into
	Derivative (Effective		Reclassified from	Income (Effective
	Portion) (Net of Tax)		Accumulated OCI into	Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	September 30, 2010	September 30, 2009	Income (Effective Portion)	September 30, 2010	September 30, 2009
Foreign Exchange Contracts	$0.5	$1.3	Cost of Sales	$(4.2)	$(6.9)
Interest Rate Swap Contracts	(8.8)	(5.3)	Interest Expense	(7.9)	(8.3)
Commodity Contracts	(0.5)	0.1	Cost of Sales	0.8	(3.9)
Total	$(8.8)	$(3.9)		$(11.3)	$(19.1)

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
	Recognized in Income on	Income on Derivative (Ineffective Portion
	Derivative (Ineffective Portion and	and Amount Excluded from
Derivatives in ASC 815 Cash Flow	Amount Excluded from	Effectiveness Testing)
Hedging Relationships	Effectiveness Testing)	September 30, 2010	September 30, 2009
Commodity Contracts	Cost of Sales	$0.1	$—
Total		$0.1	$—

		Amount of Gain or (Loss)
Derivatives Not Designated as	Location of Gain or (Loss)	Recognized in Income on
Hedging Instruments under	recognized in Income on	Derivative
ASC 815	Derivative	September 30, 2010	September 30, 2009
Foreign Exchange Contracts	Other Income	$(0.4)	$(5.8)
Commodity Contracts	Cost of Sales	—	(1.2)
Total		$(0.4)	$(7.0)

6. Inventories

The components of inventories at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30,	December 31,
	2010	2009
Inventories — gross:
Raw materials	$253.6	$244.5
Work-in-process	158.2	163.5
Finished goods	362.2	310.8
Total inventories — gross	774.0	718.8
Excess and obsolete inventory reserve	(90.3)	(90.9)
Net inventories at FIFO cost	683.7	627.9
Excess of FIFO costs over LIFO value	(30.8)	(32.4)
Inventories — net	$652.9	$595.5

Inventories are carried at lower of cost or market value using the first-in, first-out (FIFO) method for 87% and 90% of total inventories at September 30, 2010 and December 31, 2009, respectively.  The remainder of the inventories are costed using the last-in, first-out (LIFO) method.  During the first quarter of 2010, a reduction in inventories related to working capital initiatives resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $1.6 million cost of sales decrease.

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2009 and three month periods ended March 31, 2010,  June 30, 2010 and September 30, 2010  are as follows:

	Crane	Foodservice	Total
Gross and net balance as of January 1, 2009	$285.5	$1,605.0	$1,890.5
Enodis purchase accounting adjustments	—	(84.9)	(84.9)
Sale of product lines	—	(9.3)	(9.3)
Foreign currency impact	4.2	(4.9)	(0.7)
Gross balance as of December 31, 2009	$289.7	$1,505.9	$1,795.6
Asset impairments	—	(548.8)	(548.8)
Net balance as of December 31, 2009	$289.7	$957.1	$1,246.8

Acquisition of ASI	—	5.0	5.0
Foreign currency impact	(11.1)	2.2	(8.9)
Gross balance as of March 31, 2010	$278.6	$1,513.1	$1,791.7
Foreign currency impact	(10.8)	(0.2)	(11.0)
Gross balance as of June 30, 2010	$267.8	$1,512.9	$1,780.7
Deferred tax adjustment	—	5.8	5.8
Foreign currency impact	11.6	0.3	11.9
Gross balance as of September 30, 2010	$279.4	$1,519.0	$1,798.4
Asset impairments	—	(548.8)	(548.8)
Net balance as of September 30, 2010	$279.4	$970.2	$1,249.6

The increase in goodwill of $5.8 million for the three month period ended September 30, 2010 was due to an out of period adjustment further discussed in Note 1, “Accounting Policies.”   The increase in goodwill of $5.0 million for the period ended March 31, 2010, was due to the acquisition of ASI.  See further discussion in Note 2, “Acquisitions.”

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Amortization	Book	Carrying	Amortization	Book
	Amount		Value	Amount		Value
Trademarks and tradenames	$334.5	$—	$334.5	$341.0	$—	$341.0
Customer relationships	439.3	(46.1)	393.2	438.9	(28.9)	410.0
Patents	33.6	(20.5)	13.1	35.1	(19.4)	15.7
Engineering drawings	11.3	(6.5)	4.8	11.8	(6.2)	5.6
Distribution network	20.8	—	20.8	21.7	—	21.7
Other intangibles	199.0	(29.1)	169.9	185.9	(22.5)	163.4
Total	$1,038.5	$(102.2)	$936.3	$1,034.4	$(77.0)	$957.4

The gross carrying amount of other intangibles increased $18.2 million due to the acquisition of ASI, as discussed in Note 2, “Acquisitions.”  Amortization expense for the three months ended Sepember 30, 2010 and 2009 was $9.8 million and $8.4 million, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was $29.5 million and $25.2 million, respectively. Amortization expense related to intangible assets for each of the five succeeding years is estimated to be approximately $40 million per year.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30,	December 31,
	2010	2009
Trade accounts payable and interest payable	$431.9	$357.3
Employee related expenses	108.8	96.6
Restructuring expenses	38.4	61.5
Profit sharing and incentives	22.5	14.0
Accrued rebates	30.3	35.2
Deferred revenue - current	25.2	40.4
Derivative liabilities	1.9	5.5
Income taxes payable	56.8	25.3
Miscellaneous accrued expenses	142.4	165.8
	$858.2	$801.6

9. Debt

Outstanding debt at September 30, 2010 and December 31, 2009 is summarized as follows:

(in millions)	September 30, 2010	December 31, 2009
Revolving credit facility	$—	$—
Term loan A	738.4	922.5
Term loan B	808.2	1,041.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	400.0	—
Other	71.4	58.9
Total debt	$2,168.0	$2,172.4
Less current portion and short-term borrowings	(162.5)	(144.9)
Long-term debt	$2,005.5	$2,027.5

In April 2008, the company entered into a $2.4 billion credit agreement which was amended and restated as of August 25, 2008 to ultimately increase the size of the total facility to $2.925 billion (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.  The New Credit Agreement includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions. Term Loan X was repaid in full as of December 31, 2009. At September 30, 2010 the interest rates for Term Loan A and Term Loan B were 5.56% and 8.00%, respectively.  Including interest rate swaps, Term Loan A and Term Loan B interest rates were 6.56% and 8.43% respectively, at September 30, 2010.

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

	Consolidated	Consolidated
	Total	Interest
	Leverage	Coverage
	Ratio	Ratio
Fiscal Quarter Ending:	(less than)	(greater than)
March 31, 2010	7.80:1	1.75:1
June 30, 2010	7.80:1	1.75:1
September 30, 2010	7.25:1	1.80:1

In addition, the January 2010 Amendment contains a financial covenant whereby the ratio of (e) consolidated senior secured indebtedness to (f) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Senior Secured Indebtedness Ratio), beginning with the fiscal quarter ending December 31, 2010, must meet certain defined limits listed below:

Consolidated
Senior Secured
Leverage
Ratio
Fiscal quarter ending:	(less than)
December 31, 2010	5.00:1
March 31, 2011	5.00:1
June 30, 2011	5.00:1
September 30, 2011	5.00:1
December 31, 2011	4.25:1
March 31, 2012	4.25:1
June 30, 2012	4.00:1
September 30, 2012	3.75:1
December 31, 2012	3.50:1
March 31, 2013	3.25:1
June 30, 2013	3.25:1
September 30, 2013	3.25:1
December 31, 2013 and thereafter	3.00:1

On October 7, 2010, the company and certain of its subsidiaries entered into an amendment (the “Amendment”) to the New Credit Agreement, dated as of August 25, 2008.  In addition to other modifications, this Amendment changed the financial covenants noted above. See additional discussion in Note 22, “Subsequent Events.”

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

The company’s Senior Notes due 2013 and Senior Notes due 2018 contain customary affirmative and negative covenants.  Among other restrictions, these covenants limit our ability to redeem or repurchase our debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.

On October 18, 2010, the company completed the sale of $600 million aggregate principal amount of its 8.50% Senior Notes due

2020 (the “2020 Notes”). The 2020 Notes are guaranteed by certain of the company’s wholly-owned subsidiaries (the “Guarantors”) and were issued under an Indenture, dated as of February 8, 2010, between the company and Wells Fargo Bank, National Association, as Trustee as supplemented by a Second Supplemental Indenture, dated as of October 18, 2010, among the company, the Guarantors and the Trustee.  See additional discussion in Note 22, “Subsequent Events.”

As of September 30, 2010 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended through September 30, 2010, the Senior Notes due 2013, and the Senior Notes due 2018 and based upon the company’s current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months.  As of September 30, 2010 the company’s Consolidated Total Leverage Ratio was 6.75:1, below the maximum ratio of 7.25:1 and the company’s Consolidated Interest Coverage Ratio was 2.00:1, above the minimum ratio of 1.80:1.

As of September, 30 2010, the company had outstanding $71.4 million of other indebtedness that has a weighted-average interest rate of approximately 5.9%.  This debt includes outstanding short-term debt and overdraft balances in the Americas, Asia and Europe and various capital leases.

10. Accounts Receivable Securitization

On June 30, 2010 the company entered into the Second Amended and Restated Receivables Purchase Agreement whereby it sells certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (Purchaser), all of the Seller’s right, title and interest in and to its pool of receivables to the Purchaser. The Purchaser receives ownership of the pool of receivables.  New receivables are purchased by the special purpose subsidiary and resold to the Purchaser as cash collections reduce previously sold investments. The company acts as the servicer of the receivables and as such administers, collects and otherwise enforces the receivables.  The company is compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer.  As servicer, the company will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with the Receivables Purchase Agreement. The Purchaser has no recourse against the company for uncollectible receivables, The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated total leverage ratio.  As of September 30, 2010, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Amended and Restated Receivables Purchase Agreement.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded at September 30, 2010, was $65.4 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s domestic U.S. Foodservice and Crane segment businesses.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $114.0 million at September 30, 2010.

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

On October 11, 2010, the company entered into Amendment No. 1 to the Second Amended and Restated Receivables Purchase Agreement. See additional discussion in Note 22, “Subsequent Events.”

11. Income Taxes

For the nine months ended September 30, 2010, the company recorded an income tax benefit of $5.5 million, as compared to an income tax benefit of $63.6 million for the nine months ended September 30, 2009.  The income tax benefit for the nine months ended September 30, 2010 was calculated under the discrete method.  The mix of income (loss) between foreign and domestic operations causes an unusual relationship between income (loss) and income tax expense (benefit) with small changes in the annual pre-tax book income resulting in a significant impact on the rate and unreliable estimates. As a result, the company computed the provision for income taxes for the nine months ended September 30, 2010 by applying the actual effective tax rate to the year-to-date loss. The company believes that the discrete calculation of the effective tax rate provides a more reasonable approximation of the company’s tax benefit.

The company’s income tax benefit was unfavorably impacted by $4.4 million for the nine months ended September 30, 2010 as a result of the lapse of a U.S. income tax law (Internal Revenue Code Section 954(c)(6)) that had generally provided for the tax free treatment of intercompany interest, dividends and royalties.

The Education Jobs and Medicare Assistance Act was signed into law during the third quarter of 2010 and it contained provisions that impact the calculations of the foreign tax credit.  As a result, the Company is no longer in a position to utilize its carry forward for this credit and has recorded a valuation allowance of approximately $6.0 million against the related deferred tax asset.  However, the Company is able to amend its previously filed tax return and deduct these taxes paid, resulting in a tax benefit of $2.1 million.  In addition, beginning with the third quarter of 2010, foreign taxes paid in 2010 are being deducted instead of credited.

The Patient Protection and Affordable Care Act was signed into law during the first quarter of 2010 and eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.  The company’s income tax benefit was unfavorably impacted by $1.6 million for the nine months ended September 30, 2010 for this law change.

The company’s unrecognized tax benefits, excluding interest and penalties, were $40.4 million as of September 30, 2010, and $35.8 million as of September 30, 2009.  All of the company’s unrecognized tax benefits as of September 30, 2010, if recognized, would impact the income tax provision. During the next twelve months, the company does not expect any material changes in its unrecognized tax benefits.

There have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.

During the third quarter of 2010, the company recorded an adjustment to correct an error related to the provision for income taxes, whereby during 2009 the company had incorrectly understated the income tax benefit by $6.6 million.  See additional discussions in Note 1, “Accounting Policies.”

12. Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	130,605,417	130,284,925	130,590,248	130,227,298
Effect of dilutive securities - stock options and restricted stock	1,626,837	—	—	—
Diluted weighted average common shares outstanding	132,232,254	130,284,925	130,590,248	130,227,298

For the nine months ended September 30, 2010, the total number of potential dilutive options was 1.9 million.  However, these options were not included in the computation of diluted net loss per common share for the nine months ended September 30, 2010 since to do so would decrease the loss per share.  For the three and nine months ended September 30, 2009, the total number of potential dilutive options was 0.7 million and 0.3 million, respectively.  However, these options were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2009, since to do so would decrease the loss per share.  In addition, for the three and nine months ended September 30, 2010, 4.2 million and 1.9 million common shares issuable upon the exercise of stock options, respectively, were anti-dilutive and were excluded from the calculation of diluted earnings per share.  For the three and nine months ended September 30, 2009, 3.4 million and 3.9 million common shares issuable upon the exercise of stock options, respectively, were anti-dilutive and were excluded from the calculation of diluted earnings per share.

No dividends were paid during each of the three and nine month periods ended September 30, 2010 as the company moved to an annual dividend program.  During the three and nine month periods ended September 30, 2009, the company paid a dividend of $0.02 and $0.06 per share.  On October 25, 2010 the Company declared an annual dividend of $0.08 per share.  See additional discussion at Note 22, “Subsequent Events.”

13. Stockholders’ Equity

The following is a roll forward of retained earnings and non-controlling interest for the period ending September 30, 2010 and 2009

	Retained Earnings	Non-controlling Interest
Balance at December 31, 2009	$188.7	$(0.7)
Net earnings (loss)	(7.6)	(2.1)
Cash dividends	—	—
Balance at September 30, 2010	$181.1	$(2.8)

	Retained Earnings	Non-controlling Interest
Balance at December 31, 2008	$903.4	$1.8
Net earnings (loss)	(680.8)	(3.2)
Cash dividends	(7.9)	—
Balance at September 30, 2009	$214.7	$(1.4)

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

Currently, the company has authorization to purchase up to 10 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) of common stock at management’s discretion.  As of September 30, 2010, the company had purchased approximately 7.6 million shares (adjusted for the 2006 and 2007 2-for-1 stock splits) at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2010, 2009, 2008, 2007 or 2006.

14. Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation expense was $6.8 million and $5.0 million for the nine months ended September 30, 2010 and 2009, respectively.  The company granted options to acquire 1.4 million and 2.1 million shares of stock to officers and employees during the first three quarters of 2010 and 2009, respectively.  The grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date.  All other grants become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  In addition, the company issued 0.5 million and 0.2 million shares of restricted stock during the first three quarters of 2010 and 2009, respectively.  The restrictions on all shares of restricted stock expire on the third anniversary of the grant date.

15. Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated cost to complete the clean up of this site was approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at September 30, 2010, is $0.6 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

As of September 30, 2010, the company also held reserves for environmental matters related to Enodis locations of approximately $1.6 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of September 30, 2010, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of September 30, 2010, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at September 30, 2010 were $28.3 million; $9.0 million was reserved specifically for actual cases and $19.3 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At September 30, 2010 and December 31, 2009, the company had reserved $101.8 million and $113.6 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

16. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at September 30, 2010 and December 31, 2009, was $57.9 million and $72.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at September 30, 2010 and December 31, 2009, was $73.3 million and $80.6 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2014.

During the nine months ended September 30, 2010 and 2009, the company sold $0.5 million and $2.5 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the three and nine months ended September 30, 2010, the customers paid $0.8 million and $4.0 million, respectively, of the notes to the third party financing companies.  As of September 30, 2010, the outstanding balance of the notes receivables guaranteed by the company was $5.5 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine months ended September 30, 2010 and 2009:

	2010	2009
Balance at beginning of period	$113.6	$123.5
Accruals for warranties issued during the period	36.2	55.7
Settlements made (in cash or in kind) during the period	(45.8)	(63.6)
Currency translation	(2.2)	1.9
Balance at end of period	$101.8	$117.5

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

The components of periodic benefit costs for the three and nine months ended September 30, 2010 and September 30, 2009 are as follows:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$0.1	$0.5	$0.2	$0.4	$1.4	$0.6
Interest cost of projected benefit obligations	2.6	2.7	0.9	7.7	8.2	2.7
Expected return on plan assets	(2.3)	(2.4)	—	(7.0)	(7.1)	—
Amortization of actuarial net (gain) loss	—	—	0.1	0.2	0.1	0.2
Net periodic benefit costs	$0.4	$0.8	$1.2	$1.3	$2.6	$3.5
Weighted average assumptions:
Discount rate	6.0%	5.0 - 7.3%	5.75 - 6.0%	6.0%	5.0 - 7.3%	5.75 - 6.0%
Expected return on plan assets	6.0%	4.0 - 7.5%	N/A	6.0%	4.0 - 7.5%	N/A
Rate of compensation increase	N/A	2.0 - 8.0%	3.0%	N/A	2.0 - 8.0%	3.0%

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$0.2	$0.5	$0.2	$0.4	$1.5	$0.6
Interest cost of projected benefit obligations	2.6	2.8	0.9	7.8	8.8	2.7
Expected return on plan assets	(2.4)	(2.5)	—	(7.1)	(7.9)	—
Amortization of actuarial net (gain) loss	0.1	—	—	0.3	—	0.1
Net periodic benefit costs	$0.5	$0.8	$1.1	$1.4	$2.4	$3.4
Weighted average assumptions:
Discount rate	6.2%	5.5 - 6.5%	6.2 - 7.25%	6.2%	5.5 - 6.5%	6.2 - 7.25%
Expected return on plan assets	5.75 - 6.5%	4.0 - 6.25%	N/A	5.75 - 6.5%	4.0 - 6.25%	N/A
Rate of compensation increase	N/A	2.0 - 8.0%	N/A	N/A	2.0 - 8.0%	N/A

All but one of the U.S. pension plans have benefit accruals frozen.

18. Restructuring

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily meant to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted the company’s tower crane product sales.  As a result of the continued worldwide decline in crane sales during the year ended December 31, 2009, the company recorded an additional $29.0 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  The restructuring plans will reduce the Crane segment workforce by approximately 40% of 2008 year-end levels.  As of September 30, 2010, $36.2 million of benefit payments had been made with respect to the workforce reductions.

The following is a rollforward of all restructuring activities relating to the Crane segment for the nine month period ended September 30, 2010:

(in millions)	Restructuring Reserve Balance as of December 31, 2009	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of September 30, 2010
Involuntary employee terminations and related costs	$29.9	$3.2	$(19.2)	$13.9

In addition, $14.1 million of the Enodis acquisition-related reserves were utilized during the nine months ended September 30, 2010.  As of September 30, 2010 the balance of these reserves was $33.5 million, down from the December 31, 2009 balance of $47.6 million.

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

20. Subsidiary Guarantors of Senior Notes due 2013 and Senior Notes due 2018

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2013, and Senior Notes due 2018, which include substantially all of the domestic, wholly-owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly- and partially-owned foreign subsidiaries of the Parent, which do not guarantee the Senior Notes due 2013 and Senior Notes due 2018 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the Parent.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$479.2	$498.7	$(100.1)	$877.8
Costs and expenses:
Cost of sales	—	355.7	413.9	(100.1)	669.5
Engineering, selling and administrative expenses	10.5	55.9	72.4	—	138.8
Asset impairments	—	—	—	—	—
Restructuring expense	—	0.1	1.4	—	1.5
Amortization expense	—	7.8	2.0	—	9.8
Integration expense	—	—	—	—	—
Loss on diposition of property	—	1.6	0.4	—	2.0
Equity in (earnings) loss of subsidiaries	(41.6)	(8.7)	—	50.3	—
Total costs and expenses	(31.1)	412.4	490.1	(49.8)	821.6

Operating earnings (loss) from continuing operations	31.1	66.8	8.6	(50.3)	56.2

Other income (expense):
Interest expense	(48.6)	(0.6)	(2.4)	—	(51.6)
Management fee income (expense)	9.7	(11.3)	1.6	—	—
Loss on debt extinguishment	(1.1)	—	—	—	(1.1)
Other income (expense)-net	1.3	(10.3)	9.5	—	0.5
Total other income (expense)	(38.7)	(22.2)	8.7	—	(52.2)

Earnings (loss) from continuing operations before taxes on earnings	(7.6)	44.6	17.3	(50.3)	4.0
Provision (benefit) for taxes on earnings	(9.0)	12.1	0.3	—	3.4
Earnings (loss) from continuing operations	1.4	32.5	17.0	(50.3)	0.6

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	1.4	32.4	17.0	(50.3)	0.5
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(0.9)	—	(0.9)
Net earnings (loss) attributable to Manitowoc	$1.4	$32.4	$17.9	$(50.3)	$1.4

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$489.9	$501.5	$(109.9)	$881.5
Costs and expenses:
Cost of sales	—	374.3	415.6	(109.9)	680.0
Engineering, selling and administrative expenses	9.7	46.3	76.7	—	132.7
Asset impairments	—	—	—	—	—
Restructuring expense	—	4.2	8.6	—	12.8
Amortization expense	—	7.2	1.2	—	8.4
Integration expense	—	—	—	—	—
Loss on diposition of property	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	(15.7)	(17.6)	—	33.3	—
Total costs and expenses	(6.0)	414.4	502.1	(76.6)	833.9

Operating earnings (loss) from continuing operations	6.0	75.5	(0.6)	(33.3)	47.6

Other income (expense):
Interest expense	(50.5)	(0.4)	(5.1)	—	(56.0)
Loss on debt extinguishment	—	—	—	—	—
Management fee income (expense)	9.8	(9.7)	(0.1)	—	—
Other income (expense)-net	10.6	(11.2)	2.9	—	2.3
Total other income (expense)	(30.1)	(21.3)	(2.3)	—	(53.7)

Earnings (loss) from continuing operations before taxes on earnings	(24.1)	54.2	(2.9)	(33.3)	(6.1)
Provision (benefit) for taxes on earnings	(11.5)	21.1	(6.0)	—	3.6
Earnings (loss) from continuing operations	(12.6)	33.1	3.1	(33.3)	(9.7)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.4)	(1.4)	—	(1.8)
Loss on sale of discontinued operations, net of income taxes	—	(13.3)	10.7	—	(2.6)
Net earnings (loss)	(12.6)	19.4	12.4	(33.3)	(14.1)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(1.5)	—	(1.5)
Net earnings (loss) attributable to Manitowoc	$(12.6)	$19.4	$13.9	$(33.3)	$(12.6)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,331.9	$1,441.5	$(297.2)	$2,476.2
Costs and expenses:
Cost of sales	—	990.0	1,190.1	(297.2)	1,882.9
Engineering, selling and administrative expenses	30.7	156.0	210.9	—	397.6
Asset impairments	—	—	—	—	—
Restructuring expense	—	0.2	3.0	—	3.2
Amortization expense	—	23.3	6.2	—	29.5
Integration expense	—	—	—	—	—
Loss on diposition of property	—	1.6	0.4	—	2.0
Equity in (earnings) loss of subsidiaries	(108.3)	(32.2)	—	140.5	—
Total costs and expenses	(77.6)	1,138.9	1,410.6	(156.7)	2,315.2

Operating earnings (loss) from continuing operations	77.6	193.0	30.9	(140.5)	161.0

Other income (expense):
Interest expense	(140.5)	(1.7)	(5.2)	—	(147.4)
Management fee income (expense)	27.4	(32.5)	5.1	—	—
Loss on debt extinguishment	(16.8)	—	—	—	(16.8)
Other income (expense)-net	3.8	(32.4)	17.2	—	(11.4)
Total other income (expense)	(126.1)	(66.6)	17.1	—	(175.6)

Earnings (loss) from continuing operations before taxes on earnings	(48.5)	126.4	48.0	(140.5)	(14.6)
Provision (benefit) for taxes on earnings	(40.9)	27.4	8.0	—	(5.5)
Earnings (loss) from continuing operations	(7.6)	99.0	40.0	(140.5)	(9.1)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.4)	(0.2)	—	(0.6)
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	(7.6)	98.6	39.8	(140.5)	(9.7)
Less: Net gain (loss) attributable to noncontrolling interest	—	0.0	(2.1)	—	(2.1)
Net earnings (loss) attributable to Manitowoc	$(7.6)	$98.6	$41.9	$(140.5)	$(7.6)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,688.7	$1,643.0	$(387.9)	$2,943.8
Costs and expenses:
Cost of sales	—	1,299.1	1,389.2	(387.9)	2,300.4
Engineering, selling and administrative expenses	34.5	157.9	227.6	—	420.0
Asset impairments	—	700.0	—	—	700.0
Restructuring expense	—	10.9	27.8	—	38.7
Amortization expense	—	21.6	3.6	—	25.2
Integration expense	—	3.4	0.1	—	3.5
Loss on diposition of property	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	610.5	(24.1)	—	(586.4)	—
Total costs and expenses	645.0	2,168.8	1,648.3	(974.3)	3,487.8

Operating earnings (loss) from continuing operations	(645.0)	(480.1)	(5.3)	586.4	(544.0)

Other income (expense):
Interest expense	(140.6)	(0.9)	(10.6)	—	(152.1)
Loss on debt extinguishment	(1.1)	—	—	—	(1.1)
Management fee income (expense)	31.0	(60.9)	29.9	—	—
Other income (expense)-net	43.0	(32.9)	(1.6)	—	8.5
Total other income (expense)	(67.7)	(94.7)	17.7	—	(144.7)

Earnings (loss) from continuing operations before taxes on earnings	(712.7)	(574.8)	12.4	586.4	(688.7)
Provision (benefit) for taxes on earnings	(31.9)	(16.1)	(15.6)	—	(63.6)
Earnings (loss) from continuing operations	(680.8)	(558.7)	28.0	586.4	(625.1)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(4.9)	(28.2)	—	(33.1)
Loss on sale of discontinued operations, net of income taxes	—	(12.5)	(13.3)	—	(25.8)
Net earnings (loss)	(680.8)	(576.1)	(13.5)	586.4	(684.0)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(3.2)	—	(3.2)
Net earnings (loss) attributable to Manitowoc	$(680.8)	$(576.1)	$(10.3)	$586.4	$(680.8)

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of September 30, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$19.5	$6.2	$87.5	$—	$113.2
Marketable securities	2.7	—	—	—	2.7
Restricted cash	8.5	—	1.2	—	9.7
Accounts receivable — net	0.3	13.9	339.5	—	353.7
Inventories — net	—	254.6	398.3	—	652.9
Deferred income taxes	127.0	—	34.3	—	161.3
Other current assets	62.9	10.4	55.8	(55.9)	73.2
Total current assets	220.9	285.1	916.6	(55.9)	1,366.7

Property, plant and equipment — net	10.3	290.8	305.1	—	606.2
Goodwill	—	1,032.7	216.9	—	1,249.6
Other intangible assets — net	—	721.7	214.6	—	936.3
Other non-current assets	1,660.9	1,584.0	3,039.3	(6,175.3)	108.9
Investment in affiliates	4,122.9	3,372.8	—	(7,495.7)	—
Total assets	$6,015.0	$7,287.1	$4,692.5	$(13,726.9)	$4,267.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$65.6	$416.9	$431.6	$(55.9)	$858.2
Short-term borrowings and securitization liabilities	105.9	10.7	45.9	—	162.5
Customer advances	—	13.5	27.1	—	40.6
Product warranties	—	44.9	42.5	—	87.4
Product liabilities	—	23.9	4.4	—	28.3
Total current liabilities	171.5	509.9	551.5	(55.9)	1,177.0

Non-Current Liabilities:
Long-term debt, less current portion	1,990.6	4.5	10.4	—	2,005.5
Deferred income taxes	240.9	—	(16.9)	—	224.0
Pension obligations	11.0	13.7	22.3	—	47.0
Postretirement health and other benefit obligations	57.4	—	3.5	—	60.9
Long-term deferred revenue	—	8.2	24.5	—	32.7
Other non-current liabilities	2,969.7	1,878.0	1,477.1	(6,175.3)	149.5
Total non-current liabilities	5,269.6	1,904.4	1,520.9	(6,175.3)	2,519.6

Equity
Manitowoc stockholder’s equity	573.9	4,872.8	2,622.9	(7,495.7)	573.9
Noncontrolling interest	—	—	(2.8)	—	(2.8)
Total equity	573.9	4,872.8	2,620.1	(7,495.7)	571.1
Total liabilities and equity	$6,015.0	$7,287.1	$4,692.5	$(13,726.9)	$4,267.7

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$18.0	$7.0	$80.8	$—	$105.8
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	0.0	1.4	—	6.5
Accounts receivable — net	0.4	10.0	312.8	—	323.2
Inventories — net	—	188.4	407.1	—	595.5
Deferred income taxes	109.6	0.0	32.4	—	142.0
Other current assets	75.1	9.6	50.4	(50.8)	84.3
Total current assets	210.8	215.0	884.9	(50.8)	1,259.9

Property, plant and equipment — net	11.3	303.0	359.4	—	673.7
Goodwill	—	1,026.9	219.9	—	1,246.8
Other intangible assets — net	—	745.0	212.4	—	957.4
Other non-current assets	1,766.5	1,779.1	2,604.3	(6,009.0)	140.9
Investment in affiliates	4,021.0	3,317.3	—	(7,338.3)	—
Total assets	$6,009.6	$7,386.3	$4,280.9	$(13,398.1)	$4,278.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$50.7	$361.8	$439.9	$(50.8)	$801.6
Short-term borrowings and securitization liabilities	105.2	0.7	39.0	—	144.9
Customer advances	—	30.5	40.7	—	71.2
Product warranties	—	49.5	47.0	—	96.5
Product liabilities	—	21.7	6.3	—	28.0
Total current liabilities	155.9	464.2	572.9	(50.8)	1,142.2

Non-Current Liabilities:
Long-term debt, less current portion	2,008.4	5.1	14.0	—	2,027.5
Deferred income taxes	234.9	0.0	(20.1)	—	214.8
Pension obligations	11.0	13.5	22.9	—	47.4
Postretirement health and other benefit obligations	55.7	(0.0)	3.1	—	58.8
Long-term deferred revenue	—	5.5	26.3	—	31.8
Other non-current liabilities	2,935.8	2,110.1	1,112.1	(6,009.0)	149.0
Total non-current liabilities	5,245.8	2,134.2	1,158.3	(6,009.0)	2,529.3

Equity
Manitowoc stockholder’s equity	607.9	4,787.9	2,550.4	(7,338.3)	607.9
Noncontrolling interest	—	—	(0.7)	—	(0.7)
Total equity	607.9	4,787.9	2,549.7	(7,338.3)	607.2
Total liabilities and equity	$6,009.6	$7,386.3	$4,280.9	$(13,398.1)	$4,278.7

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	(71.1)	84.6	39.5	—	53.0
Cash provided by (used for) operating activities of discontinued operations	—	(0.4)	(0.4)	—	(0.8)
Net cash provided by (used for) operating activities	$(71.1)	$84.2	$39.1	$—	$52.2

Cash Flows from Investing:
Business acquisition, net of cash acquired	—	—	(4.8)	—	(4.8)
Capital expenditures	(0.8)	(11.6)	(12.4)	—	(24.8)
Restricted cash	(3.5)	—	0.2	—	(3.3)
Proceeds from sale of business	0.5	0.1	3.2	—	3.8
Proceeds from sale of property, plant and equipment	—	1.1	12.2	—	13.3
Intercompany investments	104.3	(193.7)	(12.3)	101.7	—
Net cash provided by (used for) investing activities	100.5	(204.1)	(13.9)	101.7	(15.8)

Cash Flows from Financing:
Proceeds from long-term debt	8.0	10.0	43.2	—	61.2
Payments on long-term debt	(25.0)	(0.3)	(50.0)	—	(75.3)
Proceeds on revolving credit facility—net	—	—	—	—	—
Proceeds (payments) on notes financing—net	—	(2.5)	(0.9)	—	(3.4)
Proceeds from securitization	—	101.0	—	—	101.0
Payments on securitization	—	(101.0)	—	—	(101.0)
Dividends Paid	—	—	—	—	—
Debt issue costs	(11.5)	—	—	—	(11.5)
Intercompany financing	—	111.9	(10.2)	(101.7)	—
Options exercised	0.6	—	—	—	0.6
Net cash provided by (used for) financing activities	(27.9)	119.1	(17.9)	(101.7)	(28.4)

Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)

Net increase (decrease) in cash and cash equivalents	1.5	(0.8)	6.7	—	7.4

Balance at beginning of period	18.0	7.0	80.8	—	105.8
Balance at end of period	$19.5	$6.2	$87.5	$—	$113.2

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	65.6	216.8	(81.3)	—	201.1
Cash provided by (used for) operating activities of discontinued operations	—	16.2	(37.4)	—	(21.2)
Net cash provided by (used for) operating activities	$65.6	$233.0	$(118.7)	$—	$179.9

Cash Flows from Investing:
Business acquisition, net of cash acquired	—	—	—	—	—
Capital expenditures	(1.6)	(23.2)	(38.7)	—	(63.5)
Restricted cash	—	—	(1.4)	—	(1.4)
Proceeds from sale of business	—	0.9	147.9	—	148.8
Proceeds from sale of property, plant and equipment	—	0.3	3.2	—	3.5
Intercompany investments	306.4	(424.9)	(169.9)	288.4	—
Net cash provided by (used for) investing activities	304.8	(446.9)	(58.9)	288.4	87.4

Cash Flows from Financing:
Proceeds from long-term debt	—	3.6	115.0	—	118.6
Payments on long-term debt	(233.8)	2.2	(123.7)	—	(355.3)
Proceeds on revolving credit facility—net	(17.0)	—	—	—	(17.0)
Proceeds (payments) on notes financing—net	—	(6.8)	(1.0)	—	(7.8)
Proceeds from securitization	—	—	—	—	—
Payments on securitization	—	—	—	—	—
Dividends Paid	(7.9)	—	—	—	(7.9)
Debt issue costs	(17.8)	—	—	—	(17.8)
Intercompany financing	(65.7)	168.8	185.3	(288.4)	—
Options exercised	(0.1)	(0.1)	—	—	(0.2)
Net cash provided by (used for) financing activities	(342.3)	167.7	175.6	(288.4)	(287.4)

Effect of exchange rate changes on cash	—	—	5.6	—	5.6

Net increase (decrease) in cash and cash equivalents	28.1	(46.2)	3.6	—	(14.5)

Balance at beginning of period	2.1	50.8	120.1	—	173.0
Balance at end of period	$30.2	$4.6	$123.7	$—	$158.5

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
Crane	$438.8	$479.5	$1,257.2	$1,804.7
Foodservice	439.0	402.0	1,219.0	1,139.1
Total net sales	$877.8	$881.5	$2,476.2	$2,943.8
Earnings (loss) from operations:
Crane	$14.7	$19.1	$54.5	$122.1
Foodservice	55.7	52.1	143.7	112.3
Corporate expense	(10.7)	(10.8)	(32.0)	(36.2)
Asset impairments	—	—	—	(700.0)
Restructuring expense	(1.5)	(12.8)	(3.2)	(38.7)
Integration expense	—	—	—	(3.5)
Loss on disposition of property	(2.0)	—	(2.0)	—
Operating earnings from operations	$56.2	$47.6	$161.0	$(544.0)

Crane segment operating earnings for the three and nine months ended September 30, 2010, includes amortization expense of $1.5 million and $4.7 million, respectively.  Crane segment operating earnings for the three and nine months ended September 30, 2009, includes amortization expense of $1.6 million and $4.7 million, respectively.  Foodservice segment operating earnings for the three and nine months ended September 30, 2010, includes amortization expense of $8.3 million and $24.8 million, respectively.  Foodservice segment operating earnings for the three and nine months ended September 30, 2009, includes amortization expense of $6.8 million and $20.5 million, respectively.

As of September 30, 2010 and December 31, 2009, the total assets by segment were as follows:

	September 30, 2010	December 31, 2009
Crane	$1,675.5	$1,738.4
Foodservice	2,437.7	2,279.5
Corporate	154.5	260.8
Total	$4,267.7	$4,278.7

22. Subsequent Events

We evaluated subsequent events and no significant subsequent events have occurred which would require adjustment to our financial statements or disclosures, including those noted below.

On October 7, 2010, The Manitowoc Company, Inc. and certain of its subsidiaries entered into an amendment (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of August 25, 2008 (the “Credit Agreement”), by and among the company, the subsidiaries of the Company party to the Credit Agreement as subsidiary borrowers, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.    The Amendment, among other things:

(a)           permits the Company to issue a new series of senior notes;

(b)                                 amends certain financial ratios that the Company is required to maintain, including (i) reducing the minimum Consolidated Interest Coverage Ratio and (ii) reducing the maximum permitted level of the Consolidated Senior Secured Leverage Ratio;

(c)           deletes the maximum Consolidated Total Leverage Ratio covenant; and

(d)           increases the ability of the Company and its subsidiaries to incur additional indebtedness and make investments.

The October 2010 Amendment contains financial covenants whereby the ratio of (a) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the New Credit Agreement to (b) consolidated interest expense, each for the most recent four fiscal quarters (Consolidated Interest Coverage Ratio) and the ratio of (c) consolidated senior secured indebtedness to (d) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Senior Secured Indebtedness Ratio), beginning with the fiscal quarter ending December 31, 2010, must meet certain defined limits listed below:

Fiscal Quarter Ending	Consolidated Senior Secured Indebtedness Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)

December 31, 2010	4.50:1.00	1.50:1.00
March 31, 2011	4.50:1.00	1.50:1.00
June 30, 2011	4.50:1.00	1.50:1.00
September 30, 2011	4.50:1.00	1.575:1.00
December 31, 2011	4.125:1.00	1.70:1.00
March 31, 2012	4.00:1.00	1.80:1.00
June 30, 2012	3.75:1.00	1.90:1.00
September 30, 2012	3.50:1.00	2.10:1.00
December 31, 2012	3.25:1.00	2.25:1:00
March 31, 2013	3.25:1.00	2.50:1.00
June 30, 2013	3.25:1.00	2.75:1.00
September 30, 2013,	3.25:1.00	2.875:1.00
December 31, 2013,	3.00:1.00	3.00:1.00
and thereafter

On October 11, 2010, the company entered into Amendment No. 1 to the Second Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as Seller, the Company, as Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent, dated as of June 30, 2010 (the “Receivables Purchase Agreement”).

Amendment No. 1 contains non-material changes to the Receivables Purchase Agreement, including conforming the financial covenants therein to the revised financial covenants in the Amendment to the Credit Agreement discussed above.

On October 18, 2010, the company completed the sale of $600 million aggregate principal amount of its 8.50% Senior Notes due 2020 (the “2020 Notes”) at an issue price of 99.165%, resulting in an effective yield of 8.625%. The 2020 Notes are guaranteed by certain of the company’s wholly-owned subsidiaries (the “Guarantors”) and were issued under an Indenture, dated as of February 8, 2010, between the company and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by a Second Supplemental Indenture, dated as of October 18, 2010, among the company, the Guarantors and the Trustee (the “Supplemental Indenture”).  The Guarantors of the 2020 Notes also guarantee the Senior Notes due 2013 and the Senior Notes due 2018.

Proceeds for the 2020 notes were used to pay down certain amounts of the credit facility which will result in an estimated $18.9 million early extinguishment of debt charge in the fourth quarter.

The Supplemental Indenture and form of the 2020 Notes, which is included therein, provide, among other things, that the 2020 Notes bear interest at a rate of 8.50% per year (payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2011), and will mature on November 1, 2020.

The company may redeem the 2020 Notes at any time prior to November 1, 2015 at a “make-whole” redemption price and at any time on or after November 1, 2015 at various redemption prices set forth in the Supplemental Indenture, plus, in each case, accrued but unpaid interest, if any, to the date of redemption.  In addition, at any time prior to November 1, 2013, the company is permitted to redeem up to 35% of the 2020 Notes with the proceeds of certain equity offerings at a redemption price set forth in the Supplemental Indenture, plus accrued but unpaid interest, if any, to the date of redemption.

The company is required to offer to repurchase the 2020 Notes for cash at a price of 101% of the aggregate principal amount of the 2020 Notes, plus accrued and unpaid interest, if any, upon the occurrence of a change of control triggering event.

The Guarantors will, jointly and severally, fully and unconditionally guarantee (the “Guarantees”), on a senior unsecured basis, the company’s obligations under the Supplemental Indenture and the 2020 Notes.  The obligations of each Guarantor under its Guarantee will be limited to prevent the Guarantee from constituting a fraudulent conveyance or fraudulent transfer under applicable law.

The Supplemental Indenture includes customary events of default. If an event of default occurs and is continuing with respect to the 2020 Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding 2020 Notes may declare the principal and accrued interest on all of the 2020 Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding 2020 Notes will become due and payable immediately.

The Issuer may redeem the notes at its option, in whole or in part, upon not less than 30 nor more than 60 days’ written notice, at the following redemption prices (expressed as percentages of the principal amount thereof) plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2015	104.250%
2016	102.833%
2017	101.417%
2018 and thereafter	100.000%

On October 25, 2010 the company declared a cash dividend of $0.08 per share, payable on December 13, 2010 to shareholders of record on December 3, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
Crane	$438.8	$479.5	$1,257.2	$1,804.7
Foodservice	439.0	402.0	1,219.0	1,139.1
Total net sales	$877.8	$881.5	$2,476.2	$2,943.8

Consolidated net sales for the three months ended September 30, 2010 decreased 0.4% to $877.8 million, from $881.5 million for the same period in 2009.  For the nine months ended September 30, 2010 sales decreased 15.6% to $2.476 billion versus sales of $2.944 billion for the nine months ended September 30, 2009.  The decreases in sales were driven primarily by 8.5% and 30.3% decreases in Crane segment sales for the three and nine months ended September 30, 2010 versus the same periods in 2009, respectively.  These results were partially offset by the increases in sales in the Foodservice segment for both periods in 2010 compared to 2009.

Net sales from the Crane segment for the three months ended September 30, 2010 decreased to $438.8 million versus $479.5 million for the three months ended September 30, 2009.  For the nine months ended September 30, 2010 sales decreased to $1.257 billion versus $1.805 billion for the nine months ended September 30, 2009.  Crane net sales for both the three and nine months ended September 30, 2010 decreased over the same period in the prior year in traditional markets and in most product lines while the segment experienced increased sales in some emerging markets during these periods most significantly in Asia and Latin America.  The Crane segment sales have been negatively impacted by the weak global economy.

For the three and nine months ended September 30, 2010 versus the same periods in 2009, the volatility of the Euro currency compared to the U.S. Dollar had an approximate negative $22.4 million and a negative $21.0 million, respectively, impact on Crane segment sales.  As of September 30, 2010, total Crane segment backlog was $448.1 million, a 32.7% decrease over the September 30, 2009 backlog of $666.3 million and a 21.8% decrease over the December 31, 2009 backlog of $572.7 million.   The decrease in backlog reflects the softness of the crane markets.  In addition, the company chose to remove one large order from the backlog at June 30, 2010 due to customer financing concerns.  Although there has been continued stabilization in the form of a net-positive order flow, new orders received in the third quarter did not outpace our third quarter shipments.

Net sales from the Foodservice segment increased 9.2% to $439.0 million for the three months ended September 30, 2010 versus $402.0 million for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, Foodservice segment sales of $1.219 billion increased 7.0% over the same period in 2009.   The higher sales are due to customer rollouts, new product introductions and improving U.S. and Asian end markets.  In addition, sales for both periods were impacted by the volatility of the Euro, British Pound, Canadian Dollar, and Chinese currencies and as a result sales for the three and nine months periods ended September 30, 2010 versus September 30, 2009 decreased by $0.3 million, and increased by $0.4 million, respectively.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings from operations:
Crane	$14.7	$19.1	$54.5	$122.1
Foodservice	55.7	52.1	143.7	112.3
Corporate expense	(10.7)	(10.8)	(32.0)	(36.2)
Asset impairments	—	—	—	(700.0)
Restructuring expense	(1.5)	(12.8)	(3.2)	(38.7)
Integration expense	—	—	—	(3.5)
Loss on disposition	(2.0)	—	(2.0)	—
Total	$56.2	$47.6	$161.0	$(544.0)

Consolidated gross profit for the three months ended September 30, 2010 was $208.3 million, an increase of $6.8 million compared to the $201.5 million of consolidated gross profit for the same period in 2009.  Consolidated gross profit for the nine months ended September 30, 2010 was $593.3 million, a decrease of $50.1 million compared to the $643.4 million of consolidated gross profit for the same period in 2009.  The three month comparable period increase was due to higher Foodservice results while the comparable nine month period decrease was driven by significantly lower gross profit in the Crane segment primarily due to decreased sales volumes which increased unabsorbed manufacturing overhead costs.

For the three and nine month periods ended September 30, 2010 versus the same periods in 2009, the Crane segment gross profit declined $0.2 million and $81.4 million, respectively.  The gross profit decreases for both periods as compared to last year were due to sales volume decreases, partially offset by cost reductions.

For the three and nine months ended September 30, 2010, the Foodservice segment gross profit increased approximately $6.9 million and $31.4 million, respectively, versus the same periods last year.  The increases in gross profit for both periods were primarily due to the new product introductions and cost synergies realized as part of ongoing integration of the Enodis acquisition and volume increases in the three month period ended September 30, 2010.  Partially offsetting these increases were higher material costs in the three and nine months ended September 30, 2010 versus the same periods in 2009.

Engineering, selling and administrative (ES&A) expenses for the third quarter of 2010 increased approximately $6.1 million to $138.8 million versus $132.7 million for the third quarter of 2009.  For the nine months ended September 30, 2010, ES&A expenses were $397.6 million, which was a $22.4 million decrease over ES&A expenses for the nine months ended September 30, 2009.  These changes were driven by the Crane segment which increased ES&A expenses versus the prior year three month period by $3.3 million and decreased ES&A expenses compared to the prior year nine month period by $14.4 million, respectively.  The higher Crane segment expenses were due to employee related costs for three month period, while the decrease for the comparable nine month period was due to cost reduction activities across all regions.  The Foodservice segment increased ES&A expenses versus the prior three month period by $1.8 million due to employee related costs and decreased over the nine month period by $4.3 million primarily due to integration synergies.

For the three months ended September 30, 2010, the Crane segment reported operating earnings of $14.7 million compared to $19.2 million for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, the Crane segment reported operating earnings of $54.4 million compared to $122.1 million for the nine months ended September 30, 2010.  Operating earnings of the Crane segment for the three and nine month periods in 2010 compared to the same periods in 2009 were unfavorably affected by lower sales volumes partially offset by the results of restructuring activities which reduced cost structures in all regions.  As a result, operating margin for the three months ended September 30, 2010 was 3.4% versus 4.0% for the three months ended September 30, 2009 and 4.3% versus 6.8% for the nine months ended September 30, 2010 and September 30, 2009, respectively.

For the three months ended September 30, 2010, the Foodservice segment reported operating earnings of $55.7 million compared to $52.1 million for the three months ended September 30, 2009.   For the nine months ended September 30, 2010, the Foodservice segment reported operating earnings of $143.7 million compared to $112.3 million for the nine months ended September 30, 2009.  The primary driver for the increases in operating earnings for both periods is higher revenues, the realization of synergies related to the Enodis acquisitions and the impact of new product introductions, partially offset by manufacturing inefficiencies due to a new product launch at our retail refrigeration business.

For the three months ended September 30, 2010, corporate expenses were $10.7 million compared to $10.8 million for the three months ended September 30, 2009.   For the nine months ended September 30, 2010, corporate expenses were $32.0 million compared to $36.2 million for the nine months ended September 30, 2009.  These decreases resulted from lower employee-related costs and lower professional services expenses.

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

As a result of the continued worldwide decline in crane sales during the three and nine months ended September 30, 2009, the company recorded $8.6 million and $28.2 million, respectively, in restructuring charges to further reduce the Crane segment cost structure in all regions.  During the three and nine month periods ended September 30, 2010, an additional $1.5 million and $3.2 million, respectively,  in restructuring charges were recorded related to the additional cost structure reductions.  The Foodservice segment also recorded a restructuring expense of $6.3 million in the second quarter of 2009 primarily in response to the closing of its Harford Duracool facility in Aberdeen, Maryland.  See further detail related to the restructuring expenses at Note 18, “Restructuring.”

During the nine month period ended September 30, 2009, the company was engaged in a number of integration activities associated with the Enodis acquisition which resulted in integration expenses of approximately $3.5 million.  Integration expenses included only costs directly associated with the integration, such as costs related to outside vendors or services, costs of employees who have been assigned full-time to integration activities, and travel related expenses.  There were no integration expenses during the three and nine month periods ended September 30, 2010.

During the three and nine months ended September 30, 2010 the company sold net assets associated with two distribution entities and incurred a loss of $4.2 million, net of tax.  The loss includes $3.0 million related to the reversal of certain tax assets that are no longer realizable.

Analysis of Non-Operating Income Statement Items

The loss on debt extinguishment of $16.8 million for the nine month period ended September 30, 2010 is a result of the accelerated amortization of deferred financing fees due to the partial pay down on the outstanding balances of Term Loan A and Term Loan B which occurred in the first and third quarters of 2010.  See further detail at Note 9, “Debt.”

Interest expense for the first nine months of 2010 was $130.0 million versus $130.4 million for the first nine months of 2009.  Interest expense was $46.3 million and $49.0 million for the three months ended September 30, 2010 and September 30, 2009, respectively.  Decreases in each comparable period are due to lower underlying debt levels offset by higher interest rates. Amortization expense for deferred financing fees were $17.4 million for the nine months ended September 30, 2010 compared to $21.7 million in the first nine months of 2009.  The lower expense in 2010 is related to the lower balance of deferred financing fees as a result of the accelerated pay downs of Term Loans in 2009 and 2010 and use of the effective interest method.

Other expense, net for the three and nine months ended September 30, 2010 was income of $0.5 million and expense of $11.4 million, respectively, versus other income of $2.3 million and $8.5 million for the same periods ended September 30, 2009.  The expense in 2010 is primarily the result of $6.7 million in currency losses as the company was negatively impacted by currency volatility.  In addition, we finalized the liquidation of a dormant company in Europe within the Foodservice segment which resulted in reclassifying currency losses of $2.5 million from Accumulated other comprehensive income into other expense, net.  The balance of the 2010 expense is primarily related to bank fees.  The 2009 periods were positively impacted by currency gains.

For the nine months ended September 30, 2010, the company recorded an income tax benefit of $5.5 million, as compared to an income tax benefit of $63.6 million for the nine months ended September 30, 2009. The decrease in the tax benefit for the nine months ended September 30, 2010 relative to the prior year is primarily due to the tax impact of $52.0 million for an impairment charge, the reversal of unrecognized tax benefits totaling $29.3 million, the impairment of certain tax operating losses of $(9.0) million, as well as other general items totaling $(14.2) million that were recorded during the nine months ended September 30, 2009. The income tax benefit for the nine months ended September 30, 2010 was calculated under the discrete method.  The mix of income (loss) between foreign and domestic operations causes an unusual relationship between income (loss) and income tax expense (benefit) with small changes in the annual pre-tax book income resulting in a significant impact on the rate and unreliable estimates. As a result, the company computed the provision for income taxes for the nine months ended September 30, 2010 by applying the actual effective tax rate to the year-to-date loss. The company believes that the discrete calculation of the effective tax rate provides a more reasonable approximation of the company’s tax benefit.

The company’s income tax benefit was unfavorably impacted by $4.4 million for the nine months ended September 30, 2010 as a result of the lapse of a U.S. income tax law (Internal Revenue Code Section 954(c)(6)) that had generally provided for the tax free treatment of intercompany interest, dividends and royalties.

The Education Jobs and Medicare Assistance Act was signed into law during the third quarter of 2010 and it contained provisions that impact the calculations of the foreign tax credit.  As a result, the Company is no longer in a position to utilize its carry forward for this credit and has recorded a valuation allowance of approximately $6.0 million against the related deferred tax asset.  However, the Company is able to amend its previously filed tax return and deduct these taxes paid, resulting in a tax benefit of $2.1 million.  In addition, beginning with the third quarter of 2010, foreign taxes paid in 2010 are being deducted instead of credited.

The Patient Protection and Affordable Care Act was signed into law during the first quarter of 2010 and eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.  The company’s income tax benefit was unfavorably impacted by $1.6 million for the nine months ended September 30, 2010 for this law change.

During the third quarter of 2010, the company recorded an adjustment to correct an error related to the provision for income taxes, whereby during 2009 the company had incorrectly understated the income tax benefit by $6.6 million.   The company does not believe that this error is material to its condensed consolidated financial statements for the quarter or year to date period ended September 30, 2010, or its 2009 annual or quarterly financial statements.  The impact of this adjustment to the quarter ended September 30, 2010 was an increase to the income tax benefit, net earnings and earnings per share of $6.6 million, $6.6 million, and $0.05, respectively.

In jurisdictions where the company operates its Crane business, management analyzes the ability to utilize the deferred tax assets arising from net operating losses on a seven year cycle, consistent with the Crane business cycles, as this provides the best information to evaluate the future profitability of the business unit.

The company’s unrecognized tax benefits, excluding interest and penalties, were $40.4 million as of September 30, 2010, and $35.8 million as of September 30, 2009.  All of the company’s unrecognized tax benefits as of September 30, 2010, if recognized, would impact the income tax provision. The increase in the company’s unrecognized tax benefits as of September 30, 2010 relative to the prior year resulted from increases for current year uncertain tax positions and reductions due to lapses in statute or settlements.  During the next twelve months, the company does not expect any material changes in its unrecognized tax benefits.

Financial Condition

First Nine Months of 2010

Cash and cash equivalents balance as of September 30, 2010 totaled $113.2 million, which was an increase of $7.4 million from the December 31, 2009 balance of $105.8 million.  Cash flow provided by operating activities of continuing operations for the first nine months of 2010 was $53.0 million compared to $201.1 million for the first nine months of 2009.    The contraction in cash flow was primarily driven by negative working capital results from increases in receivables and inventories only partially offset by related increases in accounts payable.  The prior year also included a $70.0 million settlement payment made in connection with the settlement of a long-standing, non-operational legal matter relating to Enodis, during the first half of 2009.   See further detail related to the legal settlement at Note 15, “Contingencies and Significant Estimates”.

Capital expenditures during the first nine months of 2010 were $24.8 million versus $63.5 million during the first nine months of 2009.  The majority of the capital expenditures are related to machinery and equipment purchases for the Crane and Foodservice segments whereas prior year expenditures related to large expansion projects.

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

Liquidity and Capital Resources

Outstanding debt at September 30, 2010 and December 31, 2009 is summarized as follows:

(in millions)	September 30, 2010	December 31, 2009
Revolving credit facility	$—	$—
Term loan A	738.4	922.5
Term loan B	808.2	1,041.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	400.0	—
Other	71.4	58.9
Total debt	$2,168.0	$2,172.4
Less current portion and short-term borrowings	(162.5)	(144.9)
Long-term debt	$2,005.5	$2,027.5

In April 2008, the company entered into a $2.4 billion credit agreement which was amended and restated as of August 25, 2008, to ultimately increase the size of the total facility to $2.925 billion (New Credit Agreement).  The New Credit Agreement became effective November 6, 2008.  The New Credit Agreement includes four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The company is obligated to prepay the three term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions. Term Loan X was repaid in full. At September 30, 2010 the interest rates for Term Loan A and Term Loan B were 5.56% and 8.00%, respectively.  Including interest rate swaps, Term Loan A and Term Loan B interest rates were 6.56% and 8.43% respectively, at September 30, 2010.

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

	Consolidated	Consolidated
	Total	Interest
	Leverage	Coverage
	Ratio	Ratio
Fiscal Quarter Ending:	(less than)	(greater than)
March 31, 2010	7.80:1	1.75:1
June 30, 2010	7.80:1	1.75:1
September 30, 2010	7.25:1	1.80:1

In addition, the January 2010 Amendment contains a financial covenant whereby the ratio of (e) consolidated senior secured indebtedness to (f) consolidated EBITDA for the most recent four fiscal quarters (Consolidated Senior Secured Indebtedness Ratio), beginning with the fiscal quarter ending December 31, 2010, must meet certain defined limits listed below:

Consolidated
Senior Secured
Leverage
Ratio
Fiscal quarter ending:	(less than)
December 31, 2010	5.00:1
March 31, 2011	5.00:1
June 30, 2011	5.00:1
September 30, 2011	5.00:1
December 31, 2011	4.25:1
March 31, 2012	4.25:1
June 30, 2012	4.00:1
September 30, 2012	3.75:1
December 31, 2012	3.50:1
March 31, 2013	3.25:1
June 30, 2013	3.25:1
September 30, 2013	3.25:1
December 31, 2013 and thereafter	3.00:1

On October 7, 2010, the company and certain of its subsidiaries entered into an amendment (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of August 25, 2008.  In addition to other modifications, this Amendment changed the financial covenants noted above.  See additional discussion in Note 22, “Subsequent Events.”

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

As of September 30, 2010 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Credit Agreement, as amended through September 30, 2010, the Senior Notes due 2013, and the Senior Notes due 2018 and based upon the company’s current plans and outlook, the company believes we will be able to comply with these covenants during the subsequent 12 months.  As of September 30, 2010 the company’s Consolidated Total Leverage Ratio was 6.75:1, below the maximum ratio of 7.25:1 and the company’s Consolidated Interest Coverage Ratio was 2.00:1, above the minimum ratio of 1.80:1.

On October 18, 2010, the company completed the sale of $600 million aggregate principal amount of its 8.50% Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are guaranteed by certain of the company’s wholly-owned subsidiaries (the “Guarantors”) and were issued under an Indenture, dated as of February 8, 2010, between the company and Wells Fargo Bank, National Association, as Trustee as supplemented by a Second Supplemental Indenture, dated as of October 18, 2010, among the company, the Guarantors and the Trustee.  See additional discussion in Note 22, “Subsequent Events.”

On June 30, 2010 the company amended its accounts receivables securitization program.  Transactions under the amended accounts receivables securitization program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received (which include collections on deferred purchase price notes received as part of the consideration) are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.  The company has reflected the transition from the previous securitization program, which did not meet the criteria for sale treatment under ASC Topic 860, to the amended program using the gross method in the Consolidated Statements of Cash Flows.  Under this method, separate line items for the net proceeds from the securitization facility immediately prior to the amendment and repayments on the amounts outstanding under the securitization facility as a result of the amendment are included in cash flows from financing activities, while the proceeds resulting from the amendment of the securitization facility are reflected as reductions of accounts receivable in cash flows from operating activities. See further discussion in Note 10, “Accounts Receivable Securitization.”  On October 11, 2010, the company entered into Amendment No. 1 to the Second Amended and Restated Receivables Purchase Agreement. See additional discussion in Note 22, “Subsequent Events.”

Our liquidity position at September 30, 2010 and December 31, 2009 is summarized as follows:

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$115.9	$108.4
Revolver borrowing capacity	400.0	400.0
Less: outstanding letters of credit	(34.8)	(43.6)
Total liquidity	$481.1	$464.8

The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.

The revolving facility has a maximum borrowing capacity of $400 million and expires November 2013, at which time, the company is confident it can retain another facility with similar size and characteristics for day-to-day operations.  As of September 30, 2010, the revolving facility had a balance of $0.0.  During the quarter the highest daily borrowing was $116.8 million and the average borrowing was $66.9 million while the average interest rate was 5.9%.  The interest rate fluctuates based upon LIBOR or Prime plus a spread which is based upon the Consolidated Leverage Ratio of the company.  As of September 30, 2010, the spread for LIBOR and Prime borrowings is 5.0% and 4.0% given the effective Consolidated Leverage Ratio for this period.

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

Date: November 9, 2010	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman, President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial
Officer

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

September 30, 2010

Exhibit No.*	Description	Filed/Furnished Herewith

31	Rule 13a — 14(a)/15d — 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Equity and (v) related notes, tagged as blocks of text.	X	(2)

(1)     Filed Herewith

(2)     Furnished Herewith

Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.