Form 10-K
period 2010-12-31
MANITOWOC CO INC
filed 2011-03-01
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Aggregate Market Value on June 30, 2010, of the registrant’s Common Stock held by non-affiliates of the registrant was $1,200,123,331 based on the closing per share price of $9.14 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2011, the most recent practicable date, was 131,398,472.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders, dated March 24, 2011 (the “2011 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2010

Item 1.  BUSINESS

GENERAL

The Manitowoc Company, Inc. (referred to as the company, MTW, Manitowoc, we, our, and us) was founded in 1902. We are a multi-industry, capital goods manufacturer operating in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice). Crane is recognized as one of the world’s leading providers of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks. Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food-preparation, and cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications. We have over a 100-year tradition of providing high-quality, customer-focused products and support services to our markets.  For the year ended December 31, 2010 we had net sales of approximately $3.1 billion.

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

On December 15, 2010, the company announced that a definitive agreement had been reached to divest its Kysor/Warren and Kysor/Warren de Mexico businesses, manufacturers of frozen, medium temperature and heated display merchandisers, mechanical refrigeration systems and remote mechanical and electric houses to Lennox International for approximately $145 million, inclusive of a preliminary working capital adjustment.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  The results of these operations have been classified as discontinued operations.

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

On October 27, 2008, we completed our acquisition of Enodis plc (Enodis), a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The $2.7 billion acquisition, inclusive of the purchase of outstanding shares and rights to shares, acquired debt, the settlement of hedges related to the acquisition and transaction fees, is the largest acquisition for the company and has positioned Manitowoc among the world’s leading designers and manufacturers of commercial foodservice equipment. Our Foodservice products are marketed under the Manitowoc, Garland, U.S. Range, Convotherm, Cleveland, Lincoln, Merrychef, Frymaster, Delfield, Kolpak, Kysor Panel, Jackson, Servend, Multiplex, and Manitowoc Beverage System brand names.  Our Foodservice capabilities now span refrigeration, ice-making, cooking, food-preparation, and beverage-dispensing technologies, and allow us to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  See further details related to the acquisition at Note 3, “Acquisitions.”

Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54220.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about the Crane and Foodservice segments for the years ended December 31, 2010, 2009 and 2008.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense, and income tax expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segment’s operating earnings for each year below.  Amounts are shown in millions of dollars.

	2010	2009	2008
Net sales from continuing operations:
Crane	$1,748.6	$2,285.0	$3,882.9
Foodservice	1,393.1	1,334.8	596.3
Total	$3,141.7	$3,619.8	$4,479.2

Operating earnings (loss) from continuing operations:
Crane	$89.8	$145.0	$555.6
Foodservice	202.3	167.2	57.8
Corporate	(41.2)	(44.4)	(51.7)
Amortization expense	(38.3)	(38.4)	(11.4)
Goodwill impairment	—	(548.8)	—
Intangible asset impairment	—	(146.4)	—
Restructuring expense	(3.8)	(39.6)	(21.7)
Integration expense	—	(3.6)	(7.6)
Loss on sale of product lines	(2.0)	(3.4)	—
Other expense	(0.3)	—	—
Total	$206.5	$(512.4)	$521.0

Capital expenditures:
Crane	$21.9	$51.5	$129.4
Foodservice	12.2	15.1	10.5
Corporate	2.0	2.6	10.0
Total	$36.1	$69.2	$149.9

Total depreciation:
Crane	$56.5	$55.3	$66.3
Foodservice	27.8	29.8	11.8
Corporate	2.9	2.8	1.5
Total	$87.2	$87.9	$79.6

Total assets:
Crane	$1,594.4	$1,738.4	$2,223.7
Foodservice	2,200.2	2,279.5	3,389.4
Corporate	214.7	260.8	473.0
Total	$4,009.3	$4,278.7	$6,086.1

PRODUCTS AND SERVICES

We sell our products categorized in the following business segments:

Business Segment	Percentage of 2010 Net Sales	Key Products	Key Brands
Cranes and Related Products	56%

Lattice-boom Cranes: which include crawler and truck mounted lattice-boom cranes, and crawler crane attachments; Tower Cranes: which include top slewing, luffing jib, topless, and self-erecting tower cranes; Mobile Telescopic Cranes: including rough terrain, all-terrain, truck mounted and industrial cranes; Boom Trucks: which include telescopic and articulated boom trucks; Parts and Service: which include replacement parts, product services and crane rebuilding and remanufacturing services.

			Manitowoc Potain Grove National Shuttlelift Dongyue Crane Care

Foodservice Equipment	44%

Primary cooking and warming equipment; Ice-cube machines, ice flaker machines and storage bins; Refrigerator and Freezer Equipment; Warewashing Equipment; Beverage Dispensers and related products; serving and storage equipment; and food preparation equipment.

			Cleveland Convotherm Delfield Frymaster Garland Jackson

Kolpak Kysor Panel Systems Lincoln Manitowoc Merrychef Multiplex SerVend

Cranes and Related Products

Our Crane segment designs, manufactures and distributes a diversified line of crawler mounted lattice-boom cranes, which we sell under the Manitowoc brand name. Our Crane segment also designs and manufactures a diversified line of top slewing and self erecting tower cranes, which we sell under the Potain brand name. We design and manufacture mobile telescopic cranes, which we sell under the Grove, Shuttlelift, and Dongyue brand names, and a comprehensive line of hydraulically powered telescopic boom trucks, which we sell under the National Crane brand name. We also provide crane product parts and services, and crane rebuilding, remanufacturing, and training services which are delivered under the Manitowoc Crane Care brand name. In some cases our products are manufactured for us or distributed for us under strategic alliances. Our crane products are used in a wide variety of applications throughout the world, including energy and utilities, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, and commercial and high-rise residential construction. Many of our customers purchase one or more cranes together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Our largest crane model combined with available options has a lifting capacity up to 2,500 U.S. tons. Our primary growth drivers are our strength in energy, infrastructure, construction and petro-chemical related end markets.

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

Lattice-boom crawler cranes may be classified according to their lift capacity—low capacity and high capacity. Low capacity crawler cranes with 150-U.S. ton capacity or less are often utilized for general construction and duty cycle applications. High capacity crawler cranes with greater than 150-U.S. ton capacity are used to lift materials in a wide variety of applications and are often used in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer five low-capacity models and eight high-capacity models.

We also offer our lattice-boom crawler crane customers various attachments that provide our cranes with greater capacity in terms of height, movement and lifting. Our principal attachments are: MAX-ER™ attachments, luffing jibs, and RINGER™ attachments. The MAX-ER is a trailing, counterweight, heavy-lift attachment that dramatically improves the reach, capacity and lift dynamics of the basic crane to which it is mounted. It can be transferred between cranes of the same model for maximum economy and occupies less space than competitive heavy-lift systems. A luffing jib is a fabricated structure similar to, but smaller than, a lattice-boom. Mounted at the tip of a lattice-boom, a luffing jib easily adjusts its angle of operation permitting one crane with a luffing jib to make lifts at additional locations on the project site. It can be transferred between cranes of the same model to maximize utilization. A RINGER attachment is a high-capacity lift attachment that distributes load reactions over a large area to minimize ground-bearing pressure. It can also be more economical than transporting and setting up a larger crane.

Tower cranes.    Under the Potain brand name we design and manufacture tower cranes utilized primarily in the building and construction industry. Tower cranes offer the ability to lift and distribute material at the point of use more quickly and accurately than other types of lifting machinery without utilizing substantial square footage on the ground. Tower cranes include a stationary vertical tower and a horizontal jib with a counterweight, which is placed near the vertical tower. A cable runs through a trolley which is on the jib, enabling the load to move along the jib. The jib rotates 360 degrees, thus increasing the crane’s work area. Unless using a remote control device, operators occupy a cabin, located where the jib and tower meet, which provides superior visibility above the worksite. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self-erecting, and special cranes for dams, harbors and other large building projects. Top slewing cranes are the most traditional form of tower cranes. Self-erecting cranes are bottom slewing cranes which have a counterweight located at the bottom of the tower and are able to be erected, used and dismantled on job sites without assist cranes.

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

Topless tower cranes are a type of top slewing crane and, unlike all others, have no cathead or jib tie-bars on the top of the mast. The cranes are utilized primarily when overhead height is constrained or in situations where several cranes are installed close together. We currently offer 11 models of topless tower cranes with maximum jib lengths of 75 meters and lifting capabilities ranging between 90 and 300 meter-tons.

Luffing jib tower cranes, which are a type of top slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. We currently offer 8 models of luffing jib tower cranes with maximum jib lengths of 60 meters and lifting capabilities ranging between 90 and 600 meter-tons.

Self-erecting tower cranes are mounted on axles or transported on a trailer. The lower segment of the range (Igo cranes up to Igo50) unfolds in four sections, two for the tower and two for the jib. The smallest of our models unfolds in less than 8 minutes; larger models erect in a few hours. Self erecting cranes rotate from the bottom of their mast. We offer 23 models of self-erecting cranes with maximum jib lengths of 50 meters and lifting capacities ranging between 10 and 120 meter-tons which are utilized primarily in low to medium rise construction and residential applications.

Mobile telescopic cranes.    Under the Grove brand name we design and manufacture 38 models of mobile telescopic cranes utilized primarily in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes are similar to lattice-boom cranes in that they are designed to lift heavy loads using a mobile carrier as a platform, enabling the crane to move on and around a job site without typically having to re-erect the crane for each particular job. Additionally, many mobile telescopic cranes have the ability to drive between sites, and some are permitted on public roadways. We currently offer the following four types of mobile telescopic cranes capable of reaching tip heights of 427 feet with lifting capacities up to 550 U.S. tons: rough terrain, all-terrain, truck mounted, and industrial.

Rough terrain cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a work site. We produce, under the Grove brand name, 8 models of rough terrain cranes capable of tip heights of up to 279 feet and maximum load capacities of up to 150 U.S. tons.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. We produce, under the Grove brand name, 16 models of all-terrain cranes capable of tip heights of up to 427 feet and maximum load capacities of up to 550 U.S. tons.

Truck mounted cranes are designed to provide simple set-up and long reach high capacity booms and are capable of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. We produce, under the Grove brand name, 5 models of truck mounted cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 90 U.S. tons.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs. We manufacture, under the Grove and Shuttlelift brand names, 8 models of industrial cranes with heights up to 94 feet and maximum lifting capacities of up to 25 U.S. tons.

High reach telescopic hydraulic cranes.    We launched a new crane concept in 2007 under the Grove brand name for heavy lifts that require a high reach, but with minimal ground space and greatly reduced erection time. The GTK 1100 is a high reach telescopic hydraulic crane that can lift a 77 U.S. ton load up to 394 feet, only requires about six hours to erect and is based on a combination of mobile crane and tower crane technology.

Boom trucks.    We offer our hydraulic boom truck products under the National Crane brand name. A boom truck is a hydraulically powered telescopic crane mounted on a conventional truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site. We currently offer 17 models of telescoping boom trucks. The largest capacity cranes of this type are capable of reaching maximum heights of 179 feet and have lifting capacity up to 50 U.S. tons.

Backlog. The year-end backlog of crane products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for the Crane segment at December 31, 2010, 2009 and 2008 was $571.7 million, $572.7 million and $1,948.0 million, respectively.

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

Refrigerator and Freezer Equipment. We design, manufacture and sell commercial upright and undercounter refrigerators and freezers, blast freezers, blast chillers and cook-chill systems under the Delfield, McCall, Koolaire and Sadia Refrigeration brand names. We manufacture under the brand names Kolpak, Kysor Panel Systems and Harford-Duracool modular and fully assembled walk-in refrigerators, coolers and freezers and prefabricated cooler and freezer panels for use in the construction of refrigerated storage rooms and environmental systems. We also design and manufacture customized refrigeration systems under the RDI brand names.

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

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2010, 2009 and 2008 was not significant because orders are generally filled shortly after receiving the customer order.

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

Seasonality

Typically the second and third quarters represent the best quarters for our consolidated financial results. In our Crane segment, the northern hemisphere summer represents the main construction season.  Customers require new machines, parts, and service during that season.   Since the summer brings warmer weather, there is also an increase in the use and replacement of ice machines, as well as new construction and remodeling within the foodservice industry.  As a result, distributors build inventories during the second quarter for the increased demand.  More recently, the traditional seasonality for our Crane and Foodservice segments has been slightly muted due to more diversified product and geographic end markets as well as the impact that the global economic recession and downturn in our end markets has had on our revenue.

Competition

We sell all of our products in highly competitive industries. We compete in each of our industries based on product design, quality of products and aftermarket support services, product performance, maintenance costs, energy and resource savings, other contributions to sustainability and price. Some of our competitors may have greater financial, marketing, manufacturing or distribution resources than we do. We believe that we benefit from the following competitive advantages: strong brand names, a reputation for quality products and aftermarket support services, an established network of global distributors and customer relationships, broad product line offerings in the markets we serve, and a commitment to engineering design and product innovation. However, we cannot be certain that our products and services will continue to compete successfully or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers. The following table sets forth our primary competitors in each of our business segments:

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

Engineering, Research and Development

Our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at each of our significant manufacturing facilities. We have a staff of engineers and technicians on three continents who are responsible for improving existing products and developing new products. We incurred research and development costs of $72.2 million in 2010, $57.4 million in 2009 and $40.0 million in 2008.

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

Employee Relations

As of December 31, 2010, we employed approximately 13,300 people and had labor agreements with 14 union locals in North America. During the fourth quarter of 2008 we added six facilities in North America from the Enodis acquisition that are represented by unions. In addition, we reduced the number of unions by four, with the sale of the Marine segment in December of 2008 and the sale of the Enodis ice machine operations in May of 2009. A large majority of our European employees belong to European trade unions and, during 2008, a contract was signed by all unions for our French Crane locations. We have three trade unions in China and one trade union in India. The Indian trade contract expired in June of 2009; a new contract is being negotiated. There were only minor work stoppages during 2008, 2009 and 2010. During 2010, we had one union contract that expired that we are currently re-negotiating. During 2011, five of our union contracts will expire at various times and will therefore require renegotiation.

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

Geographic Areas

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
	2010	2009	2008	2010	2009
United States	$1,360.6	$1,739.6	$1,879.4	$363.9	$425.2
Other North America	142.0	143.6	120.1	7.2	7.2
Europe	749.2	826.3	1,444.2	204.1	264.6
Asia	307.8	279.1	374.6	73.9	76.4
Middle East	168.7	274.6	314.0	1.7	1.8
Central and South America	203.0	155.0	118.4	0.3	0.3
Africa	69.5	88.9	82.8	—	—
South Pacific and Caribbean	11.7	24.6	13.9	5.0	5.2
Australia	129.2	88.1	131.8	2.3	1.2
Total	$3,141.7	$3,619.8	$4,479.2	$658.4	$781.9

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

Products in our Crane segment depend in part on federal, state, local and foreign governmental spending and appropriations, including infrastructure, security and defense outlays. Reductions in governmental spending can reduce demand for our products, which in turn can affect our performance.  Weather conditions can substantially affect our Foodservice segment, as relatively cool summer weather and cooler-than-normal weather in hot climates tend to decrease sales of ice and beverage dispensers.  Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions, such as those experienced in fiscal 2009 and fiscal 2010, may cause customers to forego or postpone new purchases in favor of repairing existing machinery.

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

Our growth has placed, and will continue to place, significant demands on our management, operational and financial resources. We have made significant acquisitions since 1995. Future acquisitions will require integration of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, purchasing, finance and administrative organizations. Experience has demonstrated that the successful integration of acquired businesses requires substantial attention from our senior management and the management of the acquired companies, which tends to reduce the time that they have to manage the ongoing business. While we believe we have successfully integrated our previous acquisitions, we cannot assure you that we will be able to integrate any future acquisitions successfully, that the acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized. Our financial condition, results of operations and cash flows could be materially and adversely affected if we do not successfully integrate Enodis or any other future companies that we may acquire or if we do not manage our growth effectively.

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

For the years ended December 31, 2010, 2009 and 2008, approximately 57%, 52% and 58%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding international sales is part of our growth strategy.  We acquired 22 major manufacturing facilities with the Enodis acquisition, 16 of which were in North America, 4 were in Europe, and 2 were in Asia.  See further detail related to the facilities at Item 2 “Properties.”  International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with our international manufacturing, the integration of our new facilities and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on our key personnel and the loss of these personnel could have an adverse effect on our business.

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

As of December 31, 2010, we employed approximately 13,300 people and had labor agreements with 14 union locals in North America. During the fourth quarter of 2008 we added six facilities in North America from the Enodis acquisition that are represented by unions. In addition, we reduced the number of unions by four, with the sale of the Marine segment in December of 2008 and the sale of the Enodis ice machine operations in May of 2009. A large majority of our European employees belong to European trade unions and, during 2008, a contract was signed by all unions for our French Crane locations. We have three trade unions in China and one trade union in India. The Indian trade contract expired in June of 2009; a new contract is being negotiated. There were only minor work stoppages during 2008, 2009 and 2010 and no work stoppages during 2007. During 2010, we had one union contract that expired that we are currently re-negotiating. During 2011, five of our union contracts will expire at various times and will therefore require renegotiation.

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

Our operations, facilities and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the remediation of contamination, and otherwise relating to health, safety and the protection of the environment. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental and health and safety matters, and have in the past and will continue to incur costs and other expenditures relating to such matters.

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

As of December 31, 2010, our total consolidated debt was $1,997.4 million as compared to consolidated debt of $2,172.4 million as of December 31, 2009.  See further detail related to the debt in Note 11, “Debt.”  Our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

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

Our inability to recover from a natural or man-made disaster could adversely affect our business.

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural or man-made disasters, national emergencies, significant labor strikes, work stoppages, political unrest, war or terrorist activities that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components, raw materials, information technology and other services from numerous suppliers, and, even if our facilities were not directly affected by such events, we could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations.  We cannot assure you that we will have insurance to adequately compensate us for any of these events.

Item 1B.  UNRESOLVED STAFF COMMENTS

The company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission (SEC) that were issued 180 days or more preceding the end of our fiscal year 2010 that remain unresolved.

Item 2.  PROPERTIES

The following table outlines the principal facilities we own or lease as of December 31, 2010.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Cranes and Related Products
Europe/Asia/Africa
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Moulins, France	Manufacturing/Office	355,000	Owned/Leased
Charlieu, France	Manufacturing/Office	323,000	Owned/Leased
Presov, Slovak Republic	Manufacturing/Office	295,300	Owned
Zhangjiagang, China	Manufacturing	610,000	Owned
Fanzeres, Portugal	Manufacturing	183,000	Leased
Baltar, Portugal	Manufacturing	68,900	Owned
Pune, India	Manufacturing	190,000	Leased
La Clayette, France	Manufacturing/Office	161,000	Owned/Leased
Niella Tanaro, Italy	Manufacturing	370,016	Owned
Ecully, France	Office	85,000	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Osny, France	Office/Storage/Repair	43,000	Owned
Decines, France	Office/Storage	47,500	Leased
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Buckingham, United Kingdom	Office/Storage	78,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office & Training Center	8,000	Owned
Singapore	Office/Storage	49,000	Leased
Tai’an, China (Joint Venture)	Manufacturing	685,000	Owned
Sydney, Australia	Office/Storage	21,500	Leased
Dubai, United Arab Emirates	Office/Workshop	10,000	Leased
United States
Shady Grove, Pennsylvania	Manufacturing/Office	1,278,000	Owned
Manitowoc, Wisconsin	Manufacturing/Office	570,000	Owned
Manitowoc, Wisconsin (1)	Office	12,000	Leased
Manitowoc, Wisconsin	Land	61,000	Leased
Quincy, Pennsylvania	Manufacturing	36,000	Owned
Bauxite, Arkansas	Manufacturing/Office	22,000	Owned
Port Washington, Wisconsin	Manufacturing	82,000	Owned

Foodservice Equipment

Europe/Asia
Hangzhou, China	Manufacturing/Office	260,000	Owned/Leased
London, United Kingdom	Office	4,600	Leased
Eglfing, Germany	Manufacturing/Office/Warehouse	130,000	Leased
Aldershot, United Kingdom	Manufacturing/Office	20,000	Leased
Halesowen, United Kingdom	Manufacturing/Office	84,000	Leased
Sheffield, United Kingdom	Manufacturing/Office	100,000	Leased
Shanghai, China	Manufacturing/Office/Warehouse	62,500	Leased
Foshan, China	Manufacturing/Office/Warehouse	40,000	Leased
Singapore	Manufacturing/Office/Warehouse	40,000	Leased
Prachinburi, Thailand (Joint Venture)	Manufacturing/Office/Warehouse	80,520	Owned
Samutprakarn, Thailand (Joint Venture)	Office	4,305	Leased

North America
Manitowoc, Wisconsin	Manufacturing/Office	376,000	Owned
Parsons, Tennessee (1)	Manufacturing	214,000	Owned

Sellersburg, Indiana	Manufacturing/Office	140,000	Owned
La Mirada, California	Manufacturing/Office	77,000	Leased
Los Angeles, California	Manufacturing/Office	90,000	Leased
Los Angeles, California	Manufacturing	29,000	Leased
Tijuana, Mexico	Manufacturing	30,000	Leased
New Port Richey, Florida	Office/Technology Center	42,000	Owned
Goodyear, Arizona	Manufacturing/Office	50,000	Leased
Columbus, Georgia (3)	Manufacturing/Office/Warehouse	540,000	Owned/Leased
Fort Wayne, Indiana	Manufacturing/Office	358,000	Leased
Barbourville, Kentucky	Manufacturing/Office	115,000	Owned
Shreveport, Louisiana (2)	Manufacturing/Office	384,000	Owned
Mt. Pleasant, Michigan	Manufacturing/Office	330,000	Owned
Baltimore, Maryland	Manufacturing/Office	16,000	Leased
Cleveland, Ohio	Manufacturing/Office	180,000	Owned
Freeland, Pennsylvania	Manufacturing/Office	150,000	Owned
Covington, Tennessee	Manufacturing/Office	188,000	Owned
Piney Flats, Tennessee	Manufacturing/Office	110,000	Leased
Fort Worth, Texas	Manufacturing/Office	183,000	Leased
Concord, Ontario, Canada	Manufacturing/Office	116,000	Leased
Mississauga, Ontario, Canada	Manufacturing/Office	155,000	Leased

Corporate
Manitowoc, Wisconsin	Office	34,000	Owned
Manitowoc, Wisconsin	Office	5,000	Leased
Manitowoc, Wisconsin	Hangar Ground Lease	31,320	Leased

(1)           There are three separate locations within Parsons, Tennessee and two separate locations within Manitowoc, Wisconsin.

(2)           There are two separate locations within Shreveport, Louisiana.

(3)           There are four separate locations within Columbus, Georgia. These locations were divested in January 2011 with the Kysor/Warren business.

In addition, we lease sales office and warehouse space for our Crane segment in Breda, The Netherlands; Begles, France; Nantes, France; Toulouse, France; Nice, France; Orleans, France; Persans, France; Lainate, Italy; Lagenfeld, Germany; Munich, Germany; Budapest, Hungary; Warsaw, Poland; Melbourne, Australia; Brisbane, Australia; Beijing, China; Chengdu, China; Guangzhou, China; Xi’an, China; Dubai, UAE; Makati City, Philippines; Cavite, Philippines; Harayana, India; New Delhi, India; Hyderabad, India; Seoul, Korea; Moscow, Russia; Netvorice, the Czech Republic; Manitowoc, Wisconsin; Shanghai, China; Monterrey, Mexico; Sao Paulo, Brazil; Barueri, Brazil; Santiago, Chile; Johannesburg, South Africa; Ellis Ras, South Africa; and North Las Vegas, Nevada.  We lease office and warehouse space for our Foodservice segment in Salem, Virginia; Irwindale, California; Goodyear, Arizona; Miami, Florida; Herborn, Germany; Moscow, Russia; Belgium, Netherlands; Kuala Lumpur, Malaysia; Barcelona, Spain; Naucalpan de Juarez, Mexico; Langley, United Kingdom; and Ecully, France.  We also own sales offices and warehouse facilities for our Crane segment in Dole, France and Rouen, France.

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

Executive Officers of the Registrant

Each of the following officers of the company has been elected by the Board of Directors.  The information presented is as of March 1, 2011.

Name	Age	Position With The Registrant	Principal Position Held Since
Glen E. Tellock	50	Chairman and Chief Executive Officer	2007

Carl J. Laurino	49	Senior Vice President and Chief Financial Officer	2004

Thomas G. Musial	59	Senior Vice President of Human Resources and Administration	1995

Maurice D. Jones	51	Senior Vice President, General Counsel and Secretary	1999

Dean J. Nolden	42	Vice President of Finance and Treasurer	2005

Eric P. Etchart	54	Senior Vice President of the Company and President Crane Segment	2007

Michael J. Kachmer	52	Senior Vice President of the Company and President Foodservice Segment	2007

Glen E. Tellock has been the company’s chief executive officer since May 2007 and was elected as chairman of the board effective February 13, 2009.  He previously served as the senior vice president of The Manitowoc Company, Inc. and president of the Crane segment since 2002.  Earlier, he served as the company’s senior vice president and chief financial officer (1999), vice president of finance and treasurer (1998), corporate controller (1992) and director of accounting (1991).  Prior to joining the company, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as an audit manager for Ernst & Whinney.

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

Eric P. Etchart was named senior vice president of The Manitowoc Company, Inc. and president of the Crane segment in May 2007.  Mr. Etchart previously served as executive vice president of the Crane segment for the Asia/Pacific region since 2002.  Prior to joining the company, Mr. Etchart served as managing director in the Asia/Pacific region for Potain S.A., as managing director in Italy for Potain S.P.A. and as vice president of international sales and marketing for PPM.

Michael J. Kachmer joined the company in February of 2007 as senior vice president of The Manitowoc Company, Inc. and president of the Foodservice segment.  Prior to joining the company, Mr. Kachmer held executive positions for Culligan International Company since 2000, most recently serving as its chief operating officer.  In addition, Mr. Kachmer has held executive and operational roles in a number of global manufacturing companies, including Ball Corporation and Firestone Tire & Rubber.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company’s common stock is traded on the New York Stock Exchange under the symbol MTW.  At December 31, 2010, the approximate number of record shareholders of common stock was 2,482.

The amount and timing of the quarterly dividend is determined by the Board of Directors at its regular meetings each year.  On October 26, 2009, the Board of Directors unanimously adopted a resolution switching the company’s quarterly common stock cash dividend to an annual common stock cash dividend.  Beginning in October 2010, and in its regular fall meetings each year thereafter, the Board of Directors will determine the amount, if any, and timing of the annual dividend for that year.  In the year ended December 31, 2010, the company paid an annual dividend of $0.08 per share in the fourth quarter.  In the years ended December 31, 2009 and 2008, the company paid a quarterly dividend of $0.02 in cash for each quarter for a cumulative dividend of $0.08 per share in 2009 and 2008.

The high and low sales prices of the common stock were as follows for 2010, 2009 and 2008 (amounts have been adjusted for the two-for-one stock split discussed above):

Year Ended	2010			2009			2008
December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$14.60	$10.03	$13.00	$10.19	$2.42	$3.27	$48.90	$30.07	$40.80
2nd Quarter	16.43	9.09	9.14	7.79	3.45	5.26	45.47	30.82	32.53
3rd Quarter	12.26	8.48	12.11	10.45	4.39	9.47	32.00	15.01	15.55
4th Quarter	13.53	10.55	13.11	11.63	8.14	9.97	15.90	4.56	8.66

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

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2006	2007	2008	2009	2010
The Manitowoc Company, Inc.	137.37%	64.65%	(82.19)%	16.77%	32.46%
S&P 500 Index	15.79%	5.49%	(37.00)%	26.46%	15.06%
S&P 600 Industrial Machinery	20.77%	12.18%	(32.86)%	18.68%	31.01%

	Indexed Returns
	Years Ending December 31,
	2005	2006	2007	2008	2009	2010
The Manitowoc Company, Inc.	100.00	237.43	390.99	69.70	81.51	107.97
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 600 Industrial Machinery	100.00	120.77	135.48	90.96	107.95	141.42

Item 6.  SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc.  The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Results of the Marine segment and the Kysor/Warren business in the current and prior periods and the results of substantially all Enodis ice businesses and certain Enodis non-ice businesses in the years ended December 31, 2008, 2009 and 2010, have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.  In addition, the earnings (loss) from discontinued operations include the impact of adjustments to certain retained liabilities for operations sold or closed in periods prior to those presented.  For businesses acquired during the time periods presented, results are included in the table from their acquisition date.  Amounts are in millions except share and per share data.

	2010	2009	2008	2007	2006	2005
Net Sales
Cranes and Related Products	$1,748.6	$2,285.0	$3,882.9	$3,245.7	$2,235.4	$1,628.7
Foodservice Equipment	1,393.1	1,334.8	596.3	438.3	415.4	399.6
Total	3,141.7	3,619.8	4,479.2	3,684.0	2,650.8	2,028.3
Gross Profit	765.4	797.6	1,013.6	861.5	611.3	413.2
Operating Earnings (Loss) from Continuing Operations
Cranes and Related Products	89.8	145.0	555.6	470.5	280.6	115.5
Foodservice Equipment	202.3	167.2	57.8	61.3	56.2	54.9
Corporate	(41.2)	(44.4)	(51.7)	(48.2)	(42.4)	(24.8)
Amortization expense	(38.3)	(38.4)	(11.4)	(5.8)	(3.3)	(3.1)
Gain on sales of parts line	—	—	—	3.3	––	––
Goodwill impairment	—	(548.8)	—	—	––	––
Intangible asset impairment	—	(146.4)	—	—	––	––
Restructuring expense	(3.8)	(39.6)	(21.7)	—	––	––
Integration expense	—	(3.6)	(7.6)	—	––	––
Loss on disposition of property	(2.0)	(3.4)	—	—	––	––
Pension settlements	—	—	—	(5.3)	––	––
Other expense	(0.3)	—	—	—	––	––
Total operating earnings (loss) from continuing operations	206.5	(512.4)	521.0	475.8	291.1	142.5
Interest expense	(175.0)	(174.0)	(51.6)	(35.1)	(44.9)	(51.7)
Amortization of deferred financing fees	(22.0)	(28.8)	(2.5)	(1.1)	(1.4)	(2.1)
Loss on debt extinguishment	(44.0)	(9.2)	(4.1)	(12.5)	(14.4)	(9.1)
Loss on purchase price hedges	—	—	(379.4)	—	––	––
Other income (expense) - net	(10.1)	17.1	(3.0)	9.8	3.4	3.4
Earnings (loss) from continuing operations before income taxes	(44.6)	(707.3)	80.4	436.9	233.8	83.0
Provision (benefit) for taxes on income	23.9	(58.9)	(19.4)	122.1	74.8	16.6
Earnings (loss) from continuing operations	(68.5)	(648.4)	99.8	314.8	159.0	66.4
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(7.6)	(34.1)	(144.8)	21.9	7.2	(6.4)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	(24.2)	53.1	—	––	5.8
Net earnings (loss)	$(76.1)	$(706.7)	$8.1	$336.7	$166.2	$65.8
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	(2.7)	(2.5)	(1.9)	—	––	––
Net earnings (loss) attributable to Manitowoc	(73.4)	(704.2)	10.0	336.7	166.2	65.8

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$(65.8)	$(645.9)	$101.7	$314.8	$159.0	$66.4
Earnings (loss) from discontinued operations, net of income taxes	(7.6)	(34.1)	(144.8)	21.9	7.2	(6.4)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	(24.2)	53.1	—	––	5.8
Net earnings (loss) attributable to Manitowoc	$(73.4)	$(704.2)	$10.0	$336.7	$166.2	$65.8

Cash Flows
Cash flow from operations	$209.3	$339.6	$306.1	$244.0	$293.0	$106.7
Identifiable Assets
Cranes and Related Products	$1,594.4	$1,738.4	$2,223.7	$1,958.0	$1,572.4	$1,224.7
Foodservice Equipment	2,200.2	2,279.5	3,389.4	341.5	340.1	313.2
Corporate	214.7	260.8	473.0	571.9	307.0	423.9
Total	$4,009.3	$4,278.7	$6,086.1	$2,871.4	$2,219.5	$1,961.8
Long-term Obligations	$1,997.4	$2,172.4	$2,655.3	$272.0	$264.3	$474.0
Depreciation
Cranes and Related Products	$56.5	$55.3	$66.3	$70.4	$58.4	$51.8
Foodservice Equipment	27.8	29.8	11.8	8.0	7.2	6.1
Corporate	2.9	2.8	1.5	1.8	1.8	1.5
Total	$87.2	$87.9	$79.6	$80.2	$67.4	$59.4
Capital Expenditures
Cranes and Related Products	21.9	51.5	129.4	103.7	51.3	32.9
Foodservice Equipment	12.2	15.1	10.5	3.7	10.9	16.9
Corporate	2.0	2.6	10.0	5.4	2.2	1.0
Total	$36.1	$69.2	$149.9	$112.8	$64.4	$50.8
Per Share
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(0.50)	$(4.96)	$0.78	$2.53	$1.30	$0.55
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.06)	(0.26)	(1.11)	0.18	0.06	(0.05)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	(0.19)	0.41	—	—	0.05
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.56)	$(5.41)	$0.08	$2.70	$1.36	$0.55
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(0.50)	$(4.96)	$0.77	$2.47	$1.27	$0.54
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.06)	(0.26)	(1.10)	0.17	0.06	(0.06)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	(0.19)	0.40	—	—	0.05
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.56)	$(5.41)	$0.08	$2.64	$1.32	$0.53
Avg Shares Outstanding
Basic	130,581,040	130,268,670	129,930,749	124,667,931	122,449,148	120,586,420
Diluted	130,581,040	130,268,670	131,630,215	127,489,416	125,571,532	123,052,068

1)             Discontinued operations represent the results of operations and gain or loss on sale or closure of Kysor/Warren, the Marine segment, substantially all Enodis ice businesses and certain Enodis non-ice businesses, Delta Manlift SAS, DRI and Toledo Ship Repair, which either qualified for discontinued operations treatment, or were sold or closed during 2010, 2009, 2008, or 2005.

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

3)             We acquired one business in 2010, two businesses during 2008, two businesses during 2007, and two businesses during 2006.

4)             Cash dividends per share for 2005 through 2010 were as follows: $0.07 (2005 through 2006), $0.075 (2007), and $0.08 (2008, 2009 and 2010).

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

On December 15, 2010, the company announced that a definitive agreement had been reached to divest of its non-core Kysor/Warren and Kysor/Warren de Mexico businesses to Lennox International for approximately $145.0 million.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  The results of these operations have been classified as discontinued operations.  See further detail related to these businesses at Note 4, “Discontinued Operations.”

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

Out of Period Adjustments

During the third quarter of 2010, the company recorded an adjustment to correct an error related to the provision for income taxes, whereby during 2009 the company had incorrectly understated the income tax benefit by $6.6 million. The company does not believe that this error is material to its consolidated financial statements for the years ended December 31, 2010 or 2009. The impact of this adjustment to the year ended December 31, 2010 was an increase to the income tax benefit, net earnings and earnings per share of $6.6 million, $6.6 million, and $0.05, respectively.

During the third quarter of 2010, the company also recorded an adjustment to correct an error related to the deferred taxes for the Enodis acquisition, whereby at December 31, 2009 the company had incorrectly overstated deferred tax assets and understated goodwill by $5.8 million. The company does not believe that this error is material to its consolidated financial statements. The correction of this error results in a reduction of deferred tax assets of $5.8 million, and an increase to goodwill for the same amount as of December 31, 2010.

The following discussion and analysis covers key drivers behind our results for 2008 through 2010 and is broken down into three major sections.  First, we provide an overview of our results of operations for the years 2008 through 2010 on a consolidated basis and by business segment.  Next we discuss our market conditions, liquidity and capital resources, off balance sheet arrangements, and contractual obligations and commitments.  Finally, we provide a discussion of risk management techniques, contingent liability issues, critical accounting policies, impacts of recent accounting changes, and cautionary statements.

All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Consolidated Operations

Millions of dollars, except per share data	2010	2009	2008
Operations
Net sales	$3,141.7	$3,619.8	$4,479.2

Costs and expenses:
Cost of sales	2,376.3	2,822.2	3,465.6
Engineering, selling and administrative expenses	514.5	529.8	451.9
Amortization expense	38.3	38.4	11.4
Goodwill impairment	—	548.8	—
Intangible asset impairment	—	146.4	—
Integration expense	—	3.6	7.6
Loss on sale of product lines	2.0	3.4	—
Restructuring expense	3.8	39.6	21.7
Other expenses	0.3	—	—
Total costs and expenses	2,935.2	4,132.2	3,958.2

Operating earnings (loss) from continuing operations	206.5	(512.4)	521.0

Other income (expenses):
Interest expense	(175.0)	(174.0)	(51.6)
Amortization of deferred financing fees	(22.0)	(28.8)	(2.5)
Loss on debt extinguishment	(44.0)	(9.2)	(4.1)
Loss on purchase price hedges	—	—	(379.4)
Other income (expense)-net	(10.1)	17.1	(3.0)
Total other expenses	(251.1)	(194.9)	(440.6)

Earnings (loss) from continuing operations before taxes on earnings	(44.6)	(707.3)	80.4
Provision (benefit) for taxes on earnings	23.9	(58.9)	(19.4)
Earnings (loss) from continuing operations	(68.5)	(648.4)	99.8

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(7.6)	(34.1)	(144.8)
Gain (loss) on sale of discontinued operations, net of income taxes	—	(24.2)	53.1
Net earnings (loss)	(76.1)	(706.7)	8.1
Less: Net loss attributable to noncontrolling interest, net of tax	(2.7)	(2.5)	(1.9)
Net earnings (loss) attributable to Manitowoc	(73.4)	(704.2)	10.0

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	(65.8)	(645.9)	101.7
Earnings (loss) from discontinued operations, net of income taxes	(7.6)	(34.1)	(144.8)
Gain (loss) on sale of discontinued operations, net of income taxes	—	(24.2)	53.1
Net earnings (loss) attributable to Manitowoc	(73.4)	(704.2)	10.0

Year Ended December 31, 2010 Compared to 2009

Consolidated net sales decreased 13.2% in 2010 to $3.1 billion from $3.6 billion in 2009.  This decrease was the result of lower year-over-year sales in the Crane segment primarily due to the global macro-economic downturn as well as continued weakness in the global credit markets.  Sales in our Crane segment decreased 23.5% for the year ended December 31, 2010 compared to 2009.  Partially offsetting the lower crane net sales were higher sales in the Foodservice segment as a result of additional revenue related to new product introductions, market share increase, and geographic penetration outpacing the market. The weaker foreign currencies as compared to the U.S. Dollar had an unfavorable impact on consolidated net sales of approximately $37.5 million or 1.1% for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Further analysis of the changes in sales by segment is presented in the Sales and Operating Earnings by Segment section below.

Gross profit decreased for the year ended December 31, 2010 to $765.4 million compared to $797.6 billion for the year ended December 31, 2009, a decrease of 4.0%.  Gross margin increased in 2010 to 24.4% from 22.0% in 2009.   The decrease in consolidated gross profit was driven by the Crane segment as a result of decreased sales volumes across most regions, increased unabsorbed manufacturing overhead costs and an unfavorable translation effect of foreign currency exchange rate changes.  This decrease was partially offset by higher Foodservice gross profit due to the increased sales and various cost reduction initiatives in both segments during 2010. The increase in gross margin occurred as a result of gross margin increases in the Foodservice segment due to cost reductions, product sales mix and pricing actions.

Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2010 decreased approximately $15.3 million to $514.5 million compared to $529.8 million for the year ended December 31, 2009.  This decrease was driven by lower expenses in the Crane segment as a result of controlled spending and collections of previously reserved receivable balances partially offset by higher Foodservice segment ES&A expenses due to higher employee related costs, higher variable sales expenses and other discretionary spending.

Amortization expense for the year ended December 31, 2010 was $38.3 million compared to $38.4 million for 2009 (see further detail related to the intangible assets at Note 3, “Acquisitions”).

Restructuring expenses for the year ended December 31, 2010 totaled $3.8 million, which compares to $39.6 million in 2009.  As a result of the continued worldwide decline in Crane segment sales in 2010, the company recorded $6.2 million in restructuring charges as it further reduced the Crane segment cost structure, primarily in France.  These charges were partially offset by the reversal of excess reserves of $3.5 million due to improved outlook in other areas of the Europe, Middle East and Africa (EMEA) region.  See further detail related to the restructuring expenses at Note 19, “Restructuring.”

Interest expenses for the year ended December 31, 2010 totaled $175.0 million versus $174.0 million for the year ended December 31, 2009.  The slight increase is the result of the issuance of higher interest rate senior notes issued during 2010 and an increase in the company’s current senior credit facility (“Senior Credit Facility”) interest pricing grid spread during the year substantially offset by lower total debt levels.   Amortization expenses for deferred financing fees was $22.0 million for the year ended December 31, 2010 as compared to $28.8 million in 2009.  The lower expense in 2010 is related to the early paydown of debt in 2010 and write-off of a portion of the deferred financing fees in the loss on debt extinguishment, reducing the remaining fees to be amortized, which were only partially offset by the incurrence of new fees associated with the senior notes issued in 2010.  The new fees are amortized over a significantly longer period than those associated with the New Credit Agreement.

The loss on debt extinguishment of $44.0 million for the year ended December 31, 2010 is a result of the accelerated paydown of Term Loans A and B associated with the Senior Credit Agreement.  Cash from operations of $163.6 million was used to pay down debt associated with the Senior Credit Agreement.

Other income, net for the year ended December 31, 2010 was a loss of $10.1 million versus income of $17.1 million for the prior year.  The loss in 2010 is primarily due to foreign currency losses related to inter company transactions between our U.S. and foreign crane facilities during the year whereby the U.S. Dollar weakend against other foreign currencies and is also partially due to lower interest income.   The income in 2009 was primarily the result of foreign currency gains related to inter company transactions between our U.S. and foreign crane facilities during the year whereby we benefitted from the U.S. Dollar strengthening against other foreign currencies and is also partially due to higher interest income.

The effective tax rate for the year ended December 31, 2010 was negative 53.4% as compared to 8.3% for the year ended December 31, 2009.  As the company posted pre-tax losses in 2009 and 2010, a negative effective tax rate is an expense to the consolidated statement of operations, and a positive effective tax rate represents a benefit to the consolidated statement of operations.

The effective tax rate in 2009 was unfavorably impacted by the goodwill impairment of $548.8 million which is non-deductible for tax purposes. Both the 2009 and 2010 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.

The Education Jobs and Medicare Assistance Act was signed into law during the third quarter of 2010 and it contained provisions that impact the calculation of the foreign tax credit.  As a result, the company is no longer in a position to utilize its carry forward for this credit and recorded a valuation allowance in the third quarter of approximately $6.0 million against the related deferred tax asset.  However, the company is able to amend its previously filed tax return and deduct these taxes paid, resulting in a tax benefit of $2.1 million.  In addition, beginning with the third quarter of 2010, foreign taxes paid in 2010 are being deducted as permitted, instead of credited.

In jurisdictions where the company operates its Crane business, management analyzes the ability to utilize the deferred tax assets arising from net operating losses on a seven year cycle, consistent with the Crane business cycles, as this provides the best information to evaluate the future profitability of the business units.

During 2009, the company determined that it was more likely than not that the deferred tax assets would potentially not be utilized in several jurisdictions including China, Slovakia, Spain, the UK and a portion of the Wisconsin net operating loss.  The company continues to record valuation allowances on these deferred tax assets as it remains more likely than not that they will not be utilized.  The company recorded a full valuation allowance of $48.8 million on the net deferred tax asset for net operating loss carryforwards in France during the fourth quarter of 2010 as the French operations moved into a seven year cumulative loss position in the fourth quarter and the company determined that the positive evidence supporting partial future realization of the asset was outweighed by the more objectively verifiable negative evidence.  The total valuation allowance adjustments of $55.2 million in 2010 have an unfavorable impact to income tax expense.

During the third quarter of 2010, the company recorded an adjustment to correct an error related to the provision for income taxes, whereby during 2009 the company had incorrectly understated the income tax benefit by $6.6 million. See additional discussions at Note 1, “Company and Basis of Presentation.”

The Patient Protection and Affordable Care Act was signed into law during the first quarter of 2010 and eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.  The company’s income tax expense was unfavorably impacted by $1.6 million for this law change.

The results from discontinued operations were a loss of $7.6 million and a loss of $34.1 million, net of income taxes, for the years ended December 31, 2010 and 2009, respectively.  The 2010 loss primarily relates to the classification of the Kysor/Warren business as a discontinued operation.  The loss includes an impairment charge of $9.8 million, net of income taxes, which was incurred to bring the carrying value of the associated net assets in line with the selling price, less costs to sell.  We also realized an after tax loss of $24.2 million on the sale of the Enodis ice businesses and the Marine segment as a result of final settlement of working capital and tax adjustments in 2009.

For the year ended December 31, 2010, a net loss attributable to a noncontrolling interest of $2.7 million was recorded in relation to our partially-owned affiliate with the shareholders of Tai’An Dongyue Heavy Machinery Co., Ltd. (Tai’An Dongyue).  There was a net loss of $2.5 million in connection with the partially-owned affiliate for the same period of 2009.  See further detail related to the partially-owned affiliate at Note 3, “Acquisitions.”

Year Ended December 31, 2009 Compared to 2008

Consolidated net sales decreased 19.2% in 2009 to $3.6 billion from $4.5 billion in 2008.  This decrease was the result of lower year-over-year sales in the Crane segment primarily due to the global macro-economic downturn as well as a broad global credit crisis in the banking industry.  Partially offsetting the lower consolidated net sales was higher sales in the Foodservice segment as a result of additional revenue related to businesses acquired in the Enodis acquisition during the fourth quarter of 2008.  Sales in our Crane segment decreased 41.2% for the year ended December 31, 2009 compared to 2008. The weaker foreign currencies as compared to the U.S. Dollar had an unfavorable impact on consolidated net sales of approximately $162.0 million or 4.4% for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Further analysis of the changes in sales by segment is presented in the Sales and Operating Earnings by Segment section below.

Gross profit decreased for the year ended December 31, 2009 to $797.6 million compared to $1.0 billion for the year ended December 31, 2008, a decrease of 21.3%.  Gross margin decreased in 2009 to 22.0% from 22.6% in 2008.   The decrease in consolidated gross profit was driven by the Crane segment as a result of decreased sales volumes across all regions, increased unabsorbed manufacturing overhead costs and an unfavorable translation effect of foreign currency exchange rate changes.  This decrease was partially offset by higher Foodservice gross profit due to the inclusion of Enodis and various cost reduction initiatives in both segments during 2009. The decrease in gross margin occurred primarily as a result of lower sales volumes in the Crane segment partially offset by higher gross margin in the Foodservice segment due to cost reductions and pricing actions.  In addition, the strength in the U.S. Dollar resulted in a decrease in gross profit of approximately $25.0 million or 3.0% for the year ended December 31, 2009.

Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2009 increased approximately $77.9 million to $529.8 million compared to $451.9 million for the year ended December 31, 2008.  This increase was driven by higher expenses in the Foodservice segment as a result of including the Enodis ES&A expenses but was partially offset by lower Crane segment and Foodservice segment ES&A expenses due to lower employee related costs and other discretionary spending reductions and realization of synergies associated with the Enodis integration.  The strength of the U.S. Dollar resulted in a decrease in ES&A expenses of approximately $17.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Amortization expense for the year ended December 31, 2009 was $38.4 million compared to $11.4 million for 2008 primarily as a result of the additional intangible assets acquired from Enodis (see further detail related to the intangible assets at Note 3, “Acquisitions”).

The company accounts for goodwill and other intangible assets under the guidance of Accounting Standards Codification (“ASC”) Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is no longer amortized; however, the company performs an annual impairment at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which are Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia.  In January of 2010, the Foodservice Retail reporting unit was merged into the Foodservice Americas reporting unit, which reflected operational and managerial changes.  In its impairment reviews, the company uses a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. For goodwill, the estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

The analysis in the second quarter of 2010 did not indicate impairment of goodwill or other intangibles of any reporting unit.

During the first quarter of 2009, the company’s stock price continued to decline as global market conditions remained depressed, the credit markets did not improve and the performance of the company’s Crane and Foodservice segments was below the company’s expectations.  In connection with a reforecast of expected 2009 financial results completed in early April 2009, the company determined the foregoing circumstances to be indicators of potential impairment under the guidance of ASC Topic 350-10.  Therefore, the company performed the required initial impairment test for each of the company’s reporting units as of March 31, 2009.  The company re-performed its established method of present-valuing future cash flows, taking into account its updated projections, to determine the fair value of the reporting units.   The determination of fair value of the reporting units requires the company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required working capital for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. The company evaluated the significant assumptions used to determine the fair value of each reporting unit, both individually and in the aggregate, and concluded they were reasonable.

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired, and therefore, the company proceeded to measure the amount of the potential impairment with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized impairment charges as of March 31, 2009 of $548.8 million related to goodwill.  The company also recognized impairment charges of $146.4 million related to other indefinite-lived intangible assets as of March 31, 2009. Both charges were within the Foodservice segment.  An additional $4.8 million of impairment charges related to Kysor/Warren and thus has been classified in discontinued operations.  These non-cash impairment charges have no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There is no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million benefit associated with the other indefinite-lived intangible asset impairment.

In June 2009, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets at June 30, 2009 and based on those results the company determined no additional impairment had occurred subsequent to the impairment charges recorded in the first quarter of 2009.  The company continues to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.

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

Interest expenses for the year ended December 31, 2009 totaled $174.0 million versus $51.6 million for the year ended December 31, 2008.  The increase is the result of an additional interest expense related to the $2.4 billion credit agreement which was entered into in order to fund the Enodis acquisition and which was amended and restated as of August 25, 2008 to ultimately increase the size to $2.925 billion (New Credit Agreement) and was drawn upon on November 6, 2008.  See further detail on the New Credit Agreement at Note 11, “Debt.”  Amortization expense for deferred financing fees was $28.8 million for the year ended December 31, 2009 as compared to $2.5 million in 2008.  The higher expense in 2009 is related to the amortization of the fees associated with entering into the New Credit Agreement.

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

Other income, net for the year ended December 31, 2009 was $17.1 million versus a loss of $3.0 million for the prior year.  The income in 2009 was primarily the result of foreign currency gains related to transactions between our U.S. and foreign crane facilities and is also partially due to higher interest income.  The loss in 2008 was the result of other foreign currency losses partially offset by interest income.

The effective tax rate for the year ended December 31, 2009 was 8.3% as compared to negative 24.1% for the year ended December 31, 2008.  As the company posted a pre-tax loss in 2009, a positive effective tax rate represents a benefit to the consolidated statement of operations.  In 2008 the company posted pre-tax income, for which a negative effective tax rate represents a benefit to the consolidated statement of operations.  The goodwill impairment of $548.8 million in 2009 is not tax deductible and thus had an unfavorable impact to the effective tax rate.  The write-down of the trademarks of $146.4 million had an associated deferred tax liability of $52.0 million which resulted in no impact to the effective tax rate for 2009.  The income tax benefit for the year ended December 31, 2009 was favorably impacted by the reversal of various reserves for uncertain tax positions as discussed in Note 13, “Income Taxes.”

During 2009, the company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including China, Slovakia, Spain, and the United Kingdom.  Therefore, the company recognized $22.5 million of valuation allowances as income tax expense.  The company generated $97.2 million of net operating loss carryforwards in France during 2009, creating a deferred tax asset of $33.2 million.  Based upon the cyclicality of the company’s Crane business, management analyzes the ability to utilize these deferred tax assets on a seven year cycle, consistent with the Crane business cycles, as this provides the best information to evaluate the future profitability of the business unit.  At December 31, 2009, the company concluded that a valuation allowance against the deferred income tax asset for the carryforward was not required to be recognized.

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

The results from discontinued operations were a loss of $34.1 million and a loss of $144.8 million, net of income taxes, for the years ended December 31, 2009 and 2008, respectively.  The 2009 loss relates to the Enodis ice businesses sold on May 15, 2009, the Kysor/Warren business classified as held-for-sale at the end of 2009 and the final completion of closing and tax adjustments on the results of the discontinued operations associated with the disposition of the Marine segment sold on December 31, 2008.  The 2008 loss relates to the results of operations of the former Marine segment sold on December 31, 2008, the Kysor/Warren business classified as held-for-sale at the end of 2008 and the Enodis ice businesses classified as held-for-sale at the end of 2008, which included a non-cash impairment charge of $175.0 million.  We also realized an after tax loss of $24.2 million on the sale of the Enodis ice businesses and the Marine segment as a result of final settlement of working capital and tax adjustments in 2009.  The gain on the sale of discontinued operations of $53.1 million in 2008 relates to the sale of our former Marine segment.

For the year ended December 31, 2009, a net loss attributable to a noncontrolling interest of $2.5 million was recorded in relation to our partially-owned affiliate with the shareholders of Tai’An Dongyue.  There was a net loss of $1.9 million in connection with the partially-owned affiliate for the same period of 2008.  See further detail related to the partially-owned affiliate at Note 3, “Acquisitions.”

Sales and Operating Earnings by Segment

Operating earnings reported below by segment include the impact of reductions due to restructurings and plant consolidation costs, whereas these expenses were separately identified in the Results of Consolidated Operations table above.

Cranes and Related Products Segment

	2010	2009	2008
Net sales	$1,748.6	$2,285.0	$3,882.9
Operating earnings	$89.8	$145.0	$555.6
Operating margin	5.1%	6.4%	14.3%

Year Ended December 31, 2010 Compared to 2009

Crane segment net sales for the year ended December 31, 2010 decreased 23.5% to $1.7 billion versus $2.3 billion for the year ended December 31, 2009.   Net sales for the year ended December 31, 2010 decreased over the prior year in all major geographic regions except Asia and in many product lines.  As of December 31, 2010, total Crane segment backlog was $571.8 million, consistent with the December 31, 2009 backlog of $572.7 million and a 27.8% increase versus the September 30, 2010 backlog of $448.1 million.  The Crane segment backlog increased during the fourth quarter as the trend in new orders, net of cancellations, continued to show improvement beginning late in 2008.

For the year ended December 31, 2010, the Crane segment reported operating earnings of $89.8 million compared to $145.0 million for the year ended December 31, 2009.  Operating earnings of the Crane segment were unfavorably affected by lower sales volumes, lower factory absorption and an unfavorable translation effect of foreign currency exchange rate changes partially offset by favorable reductions in ES&A expenses and factory cost reductions.  In addition, the Crane segment benefited from the receipt of a previously reserved receivable of $4.2 million and a net reduction of the year-end inventory excess and obsolete reserve of $5.0 million.  Operating margin for the year ended December 31, 2010 was 5.1% versus 6.4% for the year ended December 31, 2009.  The drop in sales volumes compared to the prior year was the primary contributor to the decline in operating margin in 2010 versus 2009.  This decline was partially offset by lower ES&A expenses of $213.5 million for the year ended December 31, 2010 which was $15.9 million lower than the $229.4 million of ES&A expenses for the year ended December 31, 2009.

Throughout 2010, the company continued its restructuring plans to better align the company’s resources with global crane demand and recorded an additional $6.2 million restructuring expense associated with involuntary employee terminations and related costs, primarily in France, which were offset by reversals of excess reserves associated with other previously planned restructurings in Europe of $3.7 million due to improving order rates.  During 2009, as a result of the continued worldwide decline in Crane segment sales, the company recorded $29.0 million in restructuring charges to further reduce the Crane segment cost structure in all regions.

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

For the year ended December 31, 2009, the Crane segment reported operating earnings of $145.0 million compared to $555.6 million for the year ended December 31, 2008.  Operating earnings of the Crane segment were unfavorably affected by lower sales volumes, lower factory efficiencies and an unfavorable translation effect of foreign currency exchange rate changes partially offset by reductions in ES&A expenses, factory cost reductions and favorable pricing actions.  Operating margin for the year ended December 31, 2009 was 6.4% versus 14.3% for the year ended December 31, 2008.  The steep drop in sales volumes compared to the prior year was the primary contributor to the decline in operating margin in 2009 versus 2008.  This decline was partially offset by lower ES&A expenses of $229.4 million for the year ended December 31, 2009 which was $69.9 million lower than the $299.3 million of ES&A expenses for the year ended December 31, 2008.

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

Foodservice Equipment Segment

	2010	2009	2008
Net sales	$1,393.1	$1,334.8	$596.3
Operating earnings	$202.3	$167.2	$57.8
Operating margin	14.5%	12.5%	9.7%

Year Ended December 31, 2010 Compared to 2009

Foodservice segment net sales increased 4.4% or $58.3 million to $1.4 billion for the year ended December 31, 2010 compared to $1.3 billion for the year ended December 31, 2009.  The sales increase during 2010 was driven by new product introductions and increases in market share in the Americas and APAC regions. This revenue increase was also partially due to the positive impact of a weaker U.S. Dollar relative to the Euro and British Pound currencies of approximately $6.6 million.

For the year ended December 31, 2010, the Foodservice segment reported operating earnings of $202.3 million compared to $167.2 million for the year ended December 31, 2009.  The 2010 operating margin increased to 14.5% from 12.5% in 2009 primarily due to volume increases and the realization of synergies from the integration of the businesses acquired in connection with the Enodis acquisition which were only partially offset by employee and material cost increases.

Year Ended December 31, 2009 Compared to 2008

Foodservice segment net sales increased 123.8% or $738.5 million to $1.3 billion for the year ended December 31, 2009 compared to $596.3 million for the year ended December 31, 2008.  The sales increase during 2009 was driven by $1.0 billion in net sales during 2009 from the businesses acquired in connection with the Enodis acquisition versus $155.3 million from the same businesses for the last two months of 2008 as a result of the Enodis acquisition at the end of October 2008.  Excluding the sales from the businesses acquired in connection with the Enodis acquisition, sales would have decreased by 24.1% for the year ended December 31, 2009 compared to the same period in 2008.  This revenue decline was also partially due to the negative impact of a stronger U.S. Dollar relative to the Euro and British Pound currencies of approximately $43.8 million.

For the year ended December 31, 2009, the Foodservice segment reported operating earnings of $167.2 million compared to $57.8 million for the year ended December 31, 2008.   The operating earnings increase was driven by the inclusion of $115.7 million during 2009 from the businesses acquired in connection with the Enodis acquisition versus the operating earnings loss of $2.7 million from the same businesses during the last two months of 2008.  Operating earnings in 2009 for the legacy Manitowoc Foodservice businesses, as compared to 2008, were lower by $9.7 million.

General Corporate Expenses

	2010	2009	2008
Net sales	$3,141.7	$3,619.8	$4,479.2
Corporate expenses	$41.2	$44.4	$51.7
% of Net sales	1.3%	1.2%	1.2%

Year Ended December 31, 2010 Compared to 2009

Corporate expenses decreased $3.3 million to $41.2 million in 2010 compared to $44.4 million in 2009.  The decrease was primarily due to lower employee related costs and the continued reduction of professional expenses.

Year Ended December 31, 2009 Compared to 2008

Corporate expenses decreased $7.3 million to $44.4 million in 2009 compared to $51.7 million in 2008.  The decrease was primarily due to lower employee related costs, health care costs, and the reduction of professional expenses.

Market Conditions and Outlook

In 2011, we plan to continue to strengthen our two business segments: Cranes and Related Products and Foodservice Equipment.   We move into 2011 with a highly skilled and talented workforce, complemented by formidable competitive positions in our industries.  We will also continue to optimize our diverse global manufacturing base and invest in rapidly growing emerging markets.  Although the early signs of improving global economies are bolstering our outlook, we remain cautious in our outlook for 2011 and we believe we are prepared to adjust to the trends in our end markets.  We believe that we have demonstrated that we can quickly adapt to a changing economy, and have shown flexibility as well as iniative in managing through the cyclicality of our Crane markets, which should position our company for future growth opportunities as our end markets recover.

Looking ahead to 2011, we expect Foodservice segment revenues and operating margins to improve modestly in the high single digit range.  We also expect Crane segment revenues to exhibit year-over-year low double digit growth.  Additionally, we anticipate that operating margins in our Crane segment will improve over what we believe to be the trough levels of 2010.  Other financial expectations include capital expenditures of approximately $70 million, depreciation and amortization of approximately $125 million and a debt reduction target of $200 million.

Cranes and Related Products - Our Crane segment is beginning to see signs of recovery in crane demand especially in emerging markets in Asia, Latin America, and the Middle East.  In addition, in December 2010, we saw signs of demand improvement in some mature markets such as Germany, France and Australia.  As a result, our year-end backlog increased to $571.8 million in December 2010 from $448.1 million in September 2010.

We have taken advantage of the recession to increase our efforts in innovation and to implement our product and manufacturing improvements globally.  We are expanding Lean Six Sigma concepts in all manufacturing locations worldwide, and have implemented several initiatives to further improve our efforts in product reliability and customer satisfaction.  We have also initiated a worldwide supplier development program to help reduce costs and improve quality.  Our partnership efforts with a variety of suppliers to produce and source operator cabs and boom channel fabrications are good examples of this collaboration.

Looking ahead, we see opportunities driven by major global trends, such as the need for improving infrastructure as well as energy and power generation. This includes significant growth in wind-energy projects in many parts of the world.  We enjoy a strong position in these industries in both the mature and emerging markets.  We also continue to see demand for our industry leading product support services.  Our Crane Care business is not only a key differentiator for us, but it is also especially important to our customers as the market rebounds to ensure uptime availablity.

Forecasting is extremely challenging due to mixed views from nearly every trade association and industry economist that we follow.  For example, the Association of Equipment Manufacturers believes that the U.S. construction machinery business will increase 12.7% in 2011.  However, the Consensus Construction Forecast is estimating that the U.S. construction industry for 2011 will only increase by 2%.  From an international perspective, Global Insight, a provider of global economic and financial analysis, forecasting and market intelligence, believes the world’s total construction will grow by 3.3% in 2011.

In light of these differing forecasts, we are maintaining as much operational flexibility as possible.  This includes tight controls on inventory, ES&A expenses and manufacturing costs, and a clear focus on earnings and cash.  We believe that we will continue to generate positive free cash flows.  For 2011, our top five priorities in our Crane segment are the following: continuing to build on our strong market share position in emerging markets through developing our distribution network in Latin America, India and China; maintaining our global efforts on innovation and product development; continued emphasis on all aspects of quality in order to exceed our customers’ expectations; maintaining a balance between lean inventory and being able to respond to the short lead-time expectations of our customers; and finally, leveraging our large installed base to maximize aftermarket revenue opportunities.

From a longer-term perspective, we believe we are among the world’s leading sources of lifting solutions, with what we believe to be the most recognized brands and the broadest manufacturing and support footprint in the industry.  Globally, we expect a sustained demand for modern infrastructure and energy, and we are well-positioned to support these end markets anywhere in the world.  We have a resilient business, with loyal customers and a large installed base complemented by the best and most experienced workforce in the industry.  As a result, we expect to not only weather the current downturn, but at the same time to be ready for the next up-cycle as growth returns to the world’s economies.

Foodservice Equipment - Our Foodservice segment entered 2011 in a strong position.  With the intergration of Enodis substantially complete, we are a leading player in the global foodservice equipment industry.  Our customers include many of the fastest-growing and most-innovative foodservice companies in the world.  They come to us for innovations that allow them to improve their menus, enhance their operations and reduce their costs.  We serve customers in more than 100 countries and we will continue to expand and support our customers wherever they grow.  Our integrated manufacturing operations, service sites and sales offices work together to assist customers worldwide, whether these customers are local businesses or global companies.

While we are focused on maximizing costs savings, we are also continuing to invest in people, products and processes.  Following our successful launch of a new beverage product in 2010, we anticipate rolling out an extension of that product with a number of our customers in 2011.  We have also launched numerous energy saving and sustainability initiatives in Foodservice to help our customers.  Because we can help our customers operate more profitably and deliver innovative food product solutions we believe they are willing to invest in our products, even during recessionary economic conditions.

The National Restaurant Association, forecasts that 2011 could be a record year as U.S. restaurant industry sales are projected to increase 3.6%  to $604 billion.  Despite three consecutive years of unprecedented contraction from 2008 to 2010, restaurant operators are increasing their investments in new menu items, new locations, remodeling programs, and sustainability initiatives.  Such investments, while still cautious, create opportunities for additional and innovative kitchen equipment that enhance operator profitability.

The 2011 U.S. National Restaurant Association recently reported that approximately 40% of all restaurant operators plan to make capital expenditures related to energy efficiency in 2011.  In addition, over 80% of restaurant operators intend to add a new food item and nearly 70% plan to add a new beverage item in 2011.

Our strong position in these categories gives us significant opportunities to grow along with our customers.  Not only do we aim to be their supplier of choice, but also their innovator of choice.  Our customers are constantly looking for ways to innovate their menus, and we are at the forefront of that innovation.  In 2010, we were named ENERGY STAR Partner of the Year by the United States Environmental Protection Agency, showcasing our commitment to energy conservation and operating efficiency.  Additionally, Manitowoc Beverage Systems, Multiplex, and Merrychef received Kitchen Innovation Awards from the National Restaurant Association in 2010, while Cleveland, Delfield, Frymaster, and Manitowoc Ice were recognized as Best In Class by Foodservice Equipment and Supplies magazine in their respective categories.   This marks the tenth straight year of Best in Class awards for Manitowoc Ice, Frymaster and Delfield.

Finally, our Foodservice equipment brands are well-positioned leaders that span virtually all major commercial foodservice equipment categories. Our team is remarkably passionate about the combined businesses and the opportunities that our market position and global capabilities provide us.  For 2011, our priority is to continue the work of integrating our Foodservice equipment organization, realizing synergies from the combination, and to continue to build an industry-leading business for the long-term.

Liquidity and Capital Resources

Cash flow from operations during 2010 was $209.3 million compared to $339.6 million in 2009.  We applied a portion of this cash flow in 2010 to capital spending and dividends with the majority of this cash flow used to repay debt.  We had $86.4 million in cash and cash equivalents on-hand at December 31, 2010 versus $106.3 million on-hand at December 31, 2009.

Cash flow from operating activities during 2010 was primarily driven by working capital improvements.  The primary contributors to the reductions in working capital were a decrease in accounts receivable levels of $17.0 million and an increase in accounts payable of $46.6 million.  Partially offsetting these favorable reductions were reductions in restructuring reserves of $27.3 million.  The decreases in receivable levels is related to the lower sales of our Crane products while the decrease in restructuring reserves is attributable to cash spending for the restructuring projects. The increase in accounts payable is due to timing of payments.

Cash flows used for investing activities of $24.9 million in 2010 consisted primarily of cash used for capital expenditures of $36.1 million for maintenance capital expenditures and new product development in the Crane and Foodservice segments, offset by proceeds from the sale of property and equipment.

Cash flows used for financing activities consisted primarily of the net paydown of debt in 2010 of $163.6 million, debt issuance costs of $27.0 million and the payment of dividends of $10.6 million.

The company’s current senior credit facility (as amended to date, the “Senior Credit Facility”) became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, which may be used for working capital requirements, capital expenditures, funding future acquisitions, and other investing and financing needs, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.   The balance of Term Loan X was repaid in 2009.     Including interest rate swaps at December 31, 2010, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 6.75% and 8.66%, respectively.  Excluding interest rate swaps, Term Loan A and Term Loan B interest rates were 5.31% and 8.00% respectively, at December 31, 2010.

The Senior Credit Facility, as amended to date, contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters, and (b) Consolidated Senior Secured Indebtedness Ratio, which measure the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the most recent four fiscal quarters.  The current covenant levels of the financial covenants under the Senior Credit Facility are as set forth below:

Fiscal Quarter Ending	Consolidated Senior Secured Indebtedness Ratio	Consolidated Interest Coverage Ratio
	(less than)	(greater than)

December 31, 2010	4.50:1.00	1.50:1.00
March 31, 2011	4.50:1.00	1.50:1.00
June 30, 2011	4.50:1.00	1.50:1.00
September 30, 2011	4.50:1.00	1.575:1.00
December 31, 2011	4.125:1.00	1.70:1.00
March 31, 2012	4.00:1.00	1.80:1.00
June 30, 2012	3.75:1.00	1.90:1.00
September 30, 2012	3.50:1.00	2.10:1.00
December 31, 2012	3.25:1.00	2.25:1:00
March 31, 2013	3.25:1.00	2.50:1.00
June 30, 2013	3.25:1.00	2.75:1.00
September 30, 2013,	3.25:1.00	2.875:1.00
December 31, 2013, and thereafter	3.00:1.00	3.00:1.00

The Senior Credit Facility includes customary representations and warranties and events of default and customary covenants, including without limitation (i)  a requirement that the company prepay the term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions; and (ii) limitations on indebtedness, capital expenditures, restricted payments, and acquisitions.

The company has three series of senior notes outstanding due in 2013, 2018, and 2020 (collectively “the Notes”).  Each series of Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Notes may declare the principal and accrued interest on all of the Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Notes will become due and payable immediately.

On December 3l, 2010, the company had outstanding $150.0 million of 7 1/8% Senior Notes due 2013 (the “2013 Notes”).  Interest on the 2013 Notes is payable semiannually in May and November each year. The 2013 Notes can be redeemed by the company in whole or in part for a premium on or after November 1, 2008. The following would be the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2013 Notes during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2010	101.188%
2011 and thereafter	100.000%

On February 3, 2010, the company completed the sale of $400 million aggregate principal amount of its 9.50% Senior Notes due 2018 (the “2018 Notes”). The offering closed on February 8, 2010 and net proceeds of $392.0 million from this offering were used to partially pay down ratably the then outstanding balances on Term Loan A and Term Loan B.

Interest on the 2018 Notes is payable semiannually in February and August of each year.   The 2018 Notes may be redeemed in whole or in part by the company for a premium at any time prior to February 15, 2014.  The premium is calculated as the greater of (1) 1.0% of the principal amount of such note; and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of such note on February 15, 2014 plus (ii) all required remaining scheduled interest payments due on such note through February 15, 2014, computed using a discount rate equal to the treasury rate plus 50 basis points; over (b) the principal amount of such note on such redemption date.  The following would be the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2018 Notes during the 12-month period commencing on February 15 of the year set forth below:

Year	Percentage
2014	104.750%
2015	102.375%
2016 and thereafter	100.000%

In addition, at any time, or from time to time, on or prior to February 15, 2013, the company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the principal amount of the 2018 Notes outstanding at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that (1)   at least 65% of the principal amount of the 2018 Notes outstanding remains outstanding immediately after any such redemption; and (2)   the company makes such redemption not more than 90 days after the consummation of any such public offering.

On October 18, 2010, the company completed the sale of $600 million aggregate principal amount of its 8.50% Senior Notes due 2020 (the “2020 Notes”). The offering closed on October 18, 2010.   Net proceeds of $ 583.7 million from the 2020 Notes were used to pay down ratably the then outstanding balances of Term Loans A and B.

Interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2011.  The company may redeem the 2020 Notes at any time prior to November 1, 2015 at a “make-whole” redemption price and at any time on or after November 1, 2015 at various redemption prices set forth in the indenture, plus, in each case, accrued but unpaid interest, if any, to the date of redemption.  In addition, at any time prior to November 1, 2013, the company is permitted to redeem up to 35% of the 2020 Notes with the proceeds of certain equity offerings at a redemption price of 108.5%, plus accrued but unpaid interest, if any, to the date of redemption.

The company may redeem the 2020 Notes at its option, in whole or in part at the following redemption prices (expressed as percentages of the principal amount thereof) plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2015	104.250%
2016	102.833%
2017	101.417%
2018 and thereafter	100.000%

As of December 31, 2010, the company had outstanding $47.2 million of other indebtedness that has a weighted-average interest rate of approximately 5.0%. This debt includes outstanding overdraft balances and capital lease obligations in our Americas, Asia-Pacific and European regions.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

2011	$61.8
2012	106.1
2013	515.1
2014	331.8
2015	2.1
Thereafter	980.5
Total	$1,997.4

The company is party to various interest rate swaps in connection with the Senior Credit Facility and the Senior Notes.  In January 2009, $449.4 million of Term Loan A interest was fixed at 2.50% plus the basis point spread and $600.0 million of Term Loan B interest was fixed at 3.64% rate plus the basis point spread.  The remaining unhedged portions of the Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.  As of December 31, 2010, total notional amounts equal to $302.0 million and $348.8 million of fixed interest rate hedges were outstanding on Term Loans A and B, respectively.  As of December 31, 2010, total notional swapped from fixed-to-floating rate debt was $200.0 million and $300.0 million for the Senior Notes due 2018 and 2020, respectively. The 2018 Senior Notes accrue interest at a fixed rate of 9.50% on the fixed portion and 6.60% plus the 6 month LIBOR in arrears on the variable portion. The 2020 Senior Notes accrue interest at a fixed rate of 8.50% on the fixed portion and 5.18% plus the 6 month LIBOR in arrears on the variable portion. Both aforementioned swap contracts of the Senior Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination and cash settlement at five years from the trade date.

We believe that our available cash, revolving credit facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund our capital and debt financing requirements for the foreseeable future.

As of December 31, 2010, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2013 Notes, 2018 Notes, and 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of December 31, 2010 our Consolidated Senior Secured Leverage Ratio was 2.97:1, below the maximum ratio of 4.50:1 and our Consolidated Interest Coverage Ratio was 1.99:1, above the minimum ratio of 1.50:1.

The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of December 31, 2010 was $339 million. The company believes this measure is useful to the reader in order to understand the basis for our debt covenant calculations. The reconciliation of earnings from continuing operations to Adjusted EBITDA is as follows (in millions):

Net loss from continuing operations	$(68.5)
Depreciation and amortization	125.5
Restructuring charges	3.8
Interest expense and amortization of deferred financing fees	197.0
Costs due to early extinguishment of debt	44.0
Income taxes	23.9
Other	16.9
Adjusted EBITDA	$342.6

On June 30, 2010 the company entered into the Second Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), with a current capacity of $125.0 million.  Trade accounts receivables sold pursuant to the Receivables Purchase Agreement totaled $123.0 million at December 31, 2010 versus $68.5 million at December 31, 2009.

Pursuant to the Receivables Purchase Agreement, the company sells certain of its trade accounts receivable, including accounts receivable related to the company’s U.S. and Canadian Foodservice and U.S. Crane segment businesses, to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (Purchaser), all of the Seller’s right, title and interest in and to its pool of receivables to the Purchaser. The Purchaser receives ownership of the pool of receivables.  New receivables are purchased by the special purpose subsidiary and resold to the Purchaser as cash collections reduce previously sold investments. The company acts as the servicer of the receivables and as such administers, collects and otherwise enforces the receivables.  The company is compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer.  As servicer, the company will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with the Receivables Purchase Agreement. The Purchaser has no recourse against the company for uncollectible receivables.

The Receivables Purchase Agreement contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated total leverage ratio.  As of December 31, 2010, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Purchase Agreement.  See Note 12, “Accounts Receivable Securitization” for further information regarding this arrangement.  Based on our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

On October 27, 2008, we completed our acquisition of Enodis, a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The $2.7 billion acquisition, inclusive of the purchase of outstanding shares and rights to shares, acquired debt, the settlement of hedges related to the acquisition and transaction fees, was the largest acquisition for the company and has established Manitowoc among the world’s top manufacturers of commercial foodservice equipment. With this acquisition, our Foodservice equipment capabilities now span refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies, and allow us to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from the home.  See further detail related to the acquisition at Note 3, “Acquisitions.”

On March 1, 2010, the company acquired 100% of the issued and to be issued shares of Appliance Scientific, Inc. (ASI).  ASI is a leader in accelerated cooking technologies and is being integrated into our Foodservice hot-side product offerings. The cash flow impact of this acquisition is included in business acquisition, net of cash acquired within the cash flow from investing section of the Consolidated Statements of Cash Flows.

On March 6, 2008, the company formed an entity with the shareholders of Tai’An Dongyue for the production of mobile and truck-mounted hydraulic cranes.  The company has a controlling interest in this entity.  The cash flow impact of this acquisition is included in business acquisitions, net of cash acquired, within the cash flow from investing section of the Consolidated Statement of Cash Flows.  See further detail related to the entity at Note 3, “Acquisitions.”

The company spent a total of $36.1 million during 2010 for capital expenditures.  We continued to fund capital expenditures to improve the cost structure of our business, invest in new processes, products and technology, and to maintain high-quality production standards.  The following table summarizes 2010 capital expenditures and depreciation by segment.

	Capital Expenditures	Depreciation
Cranes and Related Products	$21.9	$56.5
Foodservice Equipment	12.2	27.8
Corporate	2.0	2.9
Total	$36.1	$87.2

Restricted cash represents cash in escrow funds related to the security for foreign credit commitments and indemnity agreements for insurance providers.

During the years ended December 31, 2010, 2009 and 2008, we sold $0.6 million, $6.1 million and $3.7 million, respectively, of our long term notes receivable to third party financing companies. We guarantee varying percentages, up to 100%, of collection of the notes to the financing companies.   We have accounted for the sales of the notes as a financing of receivables.  The receivables remain on our Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and we have recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as a financing activity in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2010, 2009 and 2008, the customers paid $4.6 million, $11.5 million and $7.5 million, respectively, of the notes to the third party financing companies.  As of December 31, 2010, 2009 and 2008, the outstanding balance of the notes receivable guaranteed by us was $4.8 million, $9.0 million and $14.5 million, respectively.

Our liquidity positions as of December 31, 2010 and 2009 were as follows:

	2010	2009
Cash and cash equivalents	$86.4	$108.4
Revolver borrowing capacity	400.0	400.0
Less: borrowings on Revolver	(24.2)	—
Less: outstanding letters of credit	(34.6)	(43.6)
Total liquidity	$427.6	$464.8

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.         Our credit agreement requires us to comply with certain financial ratios and tests to comply with the terms of the agreement.  We were in compliance with these covenants as of December 31, 2010, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the New Credit Agreement. Further, such acceleration would constitute an event of default under the indentures governing our Senior Notes due 2013, Senior Notes due 2018, and Senior Notes 2020 and could trigger cross default provisions in other agreements.

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

•           We have disclosed our accounts receivable securitization arrangement in Note 12 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2010 is as follows:

	Total Committed	2011	2012	2013	2014	2015	Thereafter
Debt	$1,985.5	$60.3	$103.8	$512.0	$330.3	$—	$979.1
Capital leases	11.9	1.5	2.3	3.1	1.5	2.1	1.4
Operating leases	166.1	40.0	32.5	26.8	20.5	17.1	29.2
Total committed	$2,163.5	$101.8	$138.6	$541.9	$352.3	$19.2	$1,009.7

•      There were no significant purchase obligation commitments at December 31, 2010.

•      The table above does not include interest payments.

•      Unrecognized tax benefits totaling $45.2 million as of December 31, 2010, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13 to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740.

At December 31, 2010, we had outstanding letters of credit that totaled $34.6 million.  We also had buyback commitments and residual value guarantees outstanding, that if all were satisfied in full at December 31, 2010, the total cash cost to us would be $79.2 million.  This amount is not reduced for amounts the company would recover from repossessing and subsequent resale of collateral.

We maintain defined benefit pension plans for some of our operations in the United States, Europe and Asia. The company has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts.  In conjunction with the Enodis acquisition (see Note 3), and effective as of December 31, 2008, the company merged all but one of the former Enodis U.S. pension plans into the Manitowoc U.S. pension plan.  As of December 31, 2010, the remaining unmerged U.S. pension plan was frozen and merged into the Manitowoc U.S. pension plan.

In 2010, cash contributions by us to all pension plans were $5.1 million, and we estimate that our pension plan contributions will be approximately $4.9 million in 2011.

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

Interest Rate Risk

We are exposed to fluctuating interest rates for our debt.  We have established programs to mitigate exposure to these fluctuations.

The company is party to various interest rate swaps in connection with the Senior Credit Facility and the Senior Notes.  In June of 2009, the company terminated the then existing interest rate swap related to Term Loan A and entered into a new interest rate swap, resulting in a realized gain of $1.7 million.  In accordance with ASC Topic 815-10, the realized gain will be amortized as an adjustment to interest expense over the life of the original interest rate swap.  Upon original execution, the amended Term Loan A swap transaction was fixed to the 3 month LIBOR interest rate for 50 percent of the notional amount of debt and the Term Loan B swap transaction is fixed to the 1 month LIBOR with a 3 percent floor for 50 percent of the notional amount of debt.  In July 2009, $449.4 million of Term Loan A interest was fixed at 2.50% plus the basis point spread.  In January 2009, $600.0 million of Term Loan B interest was fixed at 3.64% rate plus the basis point spread.  Upon original execution, both interest rate hedges for the Term Loan A and Term Loan B were amortizing swaps that have an aggregate weighted average life of three years.  The remaining unhedged portions of the Term Loans A and B continue to bear interest at a variable interest rate plus the applicable spread according to the credit agreement, as amended.  As of December 31, 2010, total notional amounts equal to $302.0 million and $348.8 million of fixed interest rate hedges were outstanding on Term Loans A and B, respectively.  As of December 31, 2010, total notional swapped from fixed-to-floating rate debt was $200.0 million and $300.0 million for the Senior Notes due 2018 and 2020, respectively. The 2018 Senior Notes accrue interest at a fixed rate of 9.5% on the fixed portion and 6.60% plus the 6 month LIBOR in arrears on the variable portion. The 2020 Senior Notes accrue interest at a fixed rate of 8.5% on the fixed portion and 5.18% plus the 6 month LIBOR in arrears on the variable portion. Both aforementioned swap contracts of the Senior Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination and cash settlement at five years from the trade date.

Commodity Prices

We are exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products.  Each of our business segments is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized across business segments, and others are specific to a business segment or business unit. In addition to the regular negotiations of material prices with certain vendors, we have entered into certain commodity hedges that fix the price of certain of our key commodities utilized in the production of our Foodservice product offerings.  At December 31, 2010, $0.4 million (net of tax of $0.2 million) of unrealized losses due to commodity hedging positions remain deferred in accumulated other comprehensive income and will be realized as a component of cost of sales over the next 12 months.

Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 57% of our total sales for 2010, with the largest percentage (24%) being sales into various European countries.

Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on nonfunctional currency denominated receivables and payables.  Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged.  The maturities of these forward exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow.  The hedges of anticipated transactions are designated as cash flow hedges under the guidance of ASC Topic 815-10, “Derivatives and Hedging”.  At December 31, 2010, we had outstanding forward exchange contracts hedging anticipated transactions and future settlements of outstanding accounts receivable and accounts payable with an aggregate fair market value of an asset of $1.7 million.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2010 for fair value hedges would not have a significant impact on our Consolidated Statements of Operations as any gains or losses under the foreign exchange contracts hedging accounts receivable or payable balances would be offset by equal gains or losses on the underlying receivables or payables.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2010 for cash flow hedges would not have a significant impact on the date of settlement due to the insignificant amounts of such hedges.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end.  Results of operations are translated into U.S. dollars at an average exchange rate for the period.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive income at December 31, 2010 is $62.7 million.

Environmental, Health, Safety, and Other Matters

Please refer to Item 8, Financial Statements and Supplementary Data, and Note 17 to the Consolidated Financial Statements where we have disclosed Environmental, Health, Safety, Contingencies and other Matters.

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

Inventories and Related Reserve for Obsolete and Excess Inventory— Inventories are valued at the lower of cost or market using both the first-in, first-out (FIFO) method and the last-in, first-out (LIFO) method and are reduced by a reserve for excess and obsolete inventories.  The estimated reserve is based upon specific identification of excess or obsolete inventories together with a provision based on established percentages applied to specific aging categories of inventory.  These categories are evaluated based upon historical usage, estimated future usage, and sales requiring the inventory.  These percentages are established based upon historical write-off experience and are subject to change if experience improves or deteriorates.

Goodwill, Other Intangible Assets and Other Long-Lived Assets— The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is no longer amortized; however, the company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.  In January of 2010, the Foodservice Retail reporting unit was merged into the Foodservice Americas reporting unit, which reflected operational and managerial changes.

In December of 2010 we reached a definitive agreement to divest of the Kysor/Warren business in our Foodservice Segment.  We therefore considered the guidance in ASC Topic 360-10-5 and recognized a non-cash charge of $9.8 million to adjust the carrying amount of the business to be divested in the Consolidated Statements of Operations in earnings from discontinued operations at December 31, 2010.  This charge reduced the carrying amount of the business to be divested to our estimate of fair value, less costs to sell.

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

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired: therefore, the company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized impairment charges as of March 31, 2009, of $548.8 million related to goodwill.  The company also recognized impairment charges of $146.4 million related to other indefinite-lived intangible assets as of March 31, 2009.  Both charges were within the Foodservice segment.  The goodwill and other indefinite-lived intangible assets had a carrying value of $1,527.1 million and $331.3 million, respectively, prior to the impairment charges. These non-cash impairment charges have no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There is no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million benefit associated with the other indefinite-lived intangible asset impairment.

In June 2009, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets at June 30, 2009 and based on those results the company determined no additional impairment had occurred subsequent to the impairment charges recorded in the first quarter of 2009.  In June of 2010, the company performed its annual impairment analysis and noted no indicators of impairment.  The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.

The company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets carrying amount may not be recoverable.  The company conducts its long-lived asset impairment analyses in accordance with ASC Topic 360-10-5, “Property, Plant, and Equipment.”  ASC Topic 360-10-5 requires the company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows. At March 31, 2009, in conjunction with the preparation of its quarterly financial statements, the company concluded triggering events occurred requiring an evaluation of the impairment of its long-lived assets due to continued weakness in global market conditions, tight credit markets and the performance of the Crane and Foodservice segments. This analysis did not indicate the long-lived assets were impaired.

In addition, we completed the acquisition of Enodis during the fourth quarter of 2008.  As a result of this acquisition, we recorded an additional $1.3 billion of goodwill within our Foodservice segment although a portion of goodwill within the Foodservice segment was written off in 2009 as discussed above.  The purchase price we paid for Enodis was based on our projections of future operating profits and the expected synergies we believe we can derive from cost savings and revenue enhancements.  However, we cannot be assured that the intended beneficial effect from this acquisition will be realized, particularly given the current difficult market conditions.  Consequently, a further impairment charge may be required in a future period if operating results are below our projections.

In order to comply with the agreements with the European Commission and the United States Department of Justice related to the acquisition of Enodis, we initiated a multiple step process to divest of the Enodis ice machine and other related businesses during the fourth quarter of 2008.    As part of our requirement to divest of these businesses, we obtained preliminary purchase offers from several potential buyers.  As we continued with the sales process throughout January and February of 2009 and preliminary purchase offers were rescinded or significantly reduced, it became apparent that the carrying value of the businesses at December 31, 2008 exceeded their fair value. We therefore considered the guidance in ASC Topic 360-10-5 and recognized a non-cash charge of $175.0 million to adjust the carrying amount of the businesses to be divested in the Consolidated Statements of Operations in earnings from discontinued operations at December 31, 2008.  This charge reduced the carrying amount of the businesses to be divested to our revised estimated fair value, less costs to sell.  In the first quarter of 2009, we further reduced the carrying value by $28.8 million through a non-cash impairment charge recorded in the Consolidated Statement of Operations in earnings from discontinued

operations.  The businesses were sold in May 2009.

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

Employee Benefit Plans— We provide a range of benefits to our employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded and updated annually on the company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date.  The approach we use to determine the annual assumptions are as follows:

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

•       Retirement and Mortality Rates— Our retirement and mortality rate assumptions are based primarily on actual plan experience and actuarial mortality tables.

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

Income Taxes —We account for income taxes under the guidance of ASC Topic 740-10, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We record a valuation allowances that represents a reserve on deferred tax assets for which utilization is not more likely than not.  Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets.  The valuation allowances would need to be adjusted in the event future taxable income is materially different than amounts estimated.  Our policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States.  Accordingly, we do not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.  We measure and record income tax contingency accruals under the guidance of ASC Topic 740-10.  We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual in future periods.

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

Recent Accounting Changes and Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not currently have any reporting units with zero or negative carrying values.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.” This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. We adopted certain of the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and adopted certain other provisions on January 1, 2011.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” codified in ASC Topic 605.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010, with early application permitted. The company is currently evaluating the impact that adoption of this guidance will have on the determination or reporting of the company’s financial results.

In June 2009, the FASB issued new guidance codified primarily in ASC Topic 810, “Consolidation.”  This guidance is related to the consolidation rules applicable to variable interest entities.  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities and was effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance related to the accounting for transfers of financial assets codified primarily in ASC Topic 860, “Transfers and Servicing.” This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASC Topic 860 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets. This Topic is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.   Refer to Note 12, “Accounts Receivable Securitization” for the discussion of the impact of adoption on our consolidated financial results.

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

Corporate (including factors that may affect both of our segments)—finalization of the price and terms of completed and future divestitures and unanticipated issues associated with transitional services provided by the company in connection with these divestitures; changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; the successful development of innovative products and market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage resulting from acquisitions; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; issues associated with workforce reductions; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash consistent with our stated goals; non-compliance with debt covenants; changes in tax laws; and unanticipated changes in customer demand; natural disasters disrupting commerce in one or more regions of the world; and other events outside our control.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 1, 2011

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2010, 2009 and 2008

Millions of dollars, except per share data	2010	2009	2008
Operations
Net sales	$3,141.7	$3,619.8	$4,479.2

Costs and expenses:
Cost of sales	2,376.3	2,822.2	3,465.6
Engineering, selling and administrative expenses	514.5	529.8	451.9
Amortization expense	38.3	38.4	11.4
Goodwill impairment	—	548.8	—
Intangible asset impairment	—	146.4	—
Integration expense	—	3.6	7.6
Loss on disposition of property	2.0	3.4	—
Restructuring expense	3.8	39.6	21.7
Other expenses	0.3	—	—
Total costs and expenses	2,935.2	4,132.2	3,958.2

Operating earnings (loss) from continuing operations	206.5	(512.4)	521.0

Other income (expenses):
Interest expense	(175.0)	(174.0)	(51.6)
Amortization of deferred financing fees	(22.0)	(28.8)	(2.5)
Loss on debt extinguishment	(44.0)	(9.2)	(4.1)
Loss on purchase price hedges	—	—	(379.4)
Other income (expense)-net	(10.1)	17.1	(3.0)
Total other income (expenses)	(251.1)	(194.9)	(440.6)

Earnings (loss) from continuing operations before taxes on earnings	(44.6)	(707.3)	80.4
Provision (benefit) for taxes on earnings	23.9	(58.9)	(19.4)
Earnings (loss) from continuing operations	(68.5)	(648.4)	99.8

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $2.0, $(3.0) and $(15.8), respectively	(7.6)	(34.1)	(144.8)
Gain (loss) on sale of discontinued operations, net of income taxes of $0.0, $(15.0) and $(17.4), respectively	—	(24.2)	53.1
Net earnings (loss)	(76.1)	(706.7)	8.1
Less: Net loss attributable to noncontrolling interest, net of tax	(2.7)	(2.5)	(1.9)
Net (loss) earnings attributable to Manitowoc	(73.4)	(704.2)	10.0

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	(65.8)	(645.9)	101.7
Earnings (loss) from discontinued operations, net of income taxes	(7.6)	(34.1)	(144.8)
Gain (loss) on sale of discontinued operations, net of income taxes	—	(24.2)	53.1
Net earnings (loss) attributable to Manitowoc	(73.4)	(704.2)	10.0

Per Share Data
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(0.50)	$(4.96)	$0.78
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.06)	(0.26)	(1.11)
Gain (loss) on sale of discontinued operations, net of income taxes	—	(0.19)	0.41
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.56)	$(5.41)	$0.08

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(0.50)	$(4.96)	$0.77
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.06)	(0.26)	(1.10)
Gain (loss) on sale of discontinued operations, net of income taxes	—	(0.19)	0.40
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.56)	$(5.41)	$0.08

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2010 and 2009

Millions of dollars, except per share data	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$83.7	$103.7
Marketable securities	2.7	2.6
Restricted cash	9.4	6.5
Accounts receivable, less allowances of $27.6 and $46.4, respectively	255.1	294.8
Inventories — net	557.0	581.3
Deferred income taxes	131.3	142.0
Other current assets	57.7	84.1
Current assets of discontinued operation	63.7	44.9
Total current assets	1,160.6	1,259.9

Property, plant and equipment — net	565.8	641.1
Goodwill	1,173.2	1,175.9
Other intangible assets — net	893.5	926.8
Other non-current assets	92.6	140.8
Long-term assets of discontinued operation	123.6	134.2
Total assets	$4,009.3	$4,278.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$776.1	$782.4
Short-term borrowings	61.8	144.9
Product warranties	86.7	96.0
Customer advances	48.9	71.0
Product liabilities	27.8	28.0
Current liabilities of discontinued operation	24.2	19.9
Total current liabilities	1,025.5	1,142.2
Non-Current Liabilities:
Long-term debt	1,935.6	2,027.5
Deferred income taxes	213.3	196.0
Pension obligations	64.4	47.4
Postretirement health and other benefit obligations	59.9	58.8
Long-term deferred revenue	27.8	31.8
Other non-current liabilities	185.7	148.8
Long-term liabilities of discontinued operation	18.6	19.0
Total non-current liabilities	2,505.3	2,529.3

Commitments and contingencies (Note 17)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued,131,388,472 and 130,708,124 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	454.0	444.4
Accumulated other comprehensive income	9.9	61.8
Retained earnings	104.7	188.7
Treasury stock, at cost (31,787,456 and 32,467,804 shares, respectively)	(88.1)	(88.4)
Total Manitowoc stockholders’ equity	481.9	607.9
Noncontrolling interest	(3.4)	(0.7)
Total equity	478.5	607.2
Total liabilities and equity	$4,009.3	$4,278.7

See accompanying notes which are an integral part of these statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

Millions of dollars	2010	2009	2008
Cash Flows From Operations
Net earnings (loss)	$(76.1)	$(706.7)	$8.1
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	7.6	34.1	144.8
Asset impairments	—	695.2	—
Loss from disposition of property	2.0	3.4	—
Depreciation	87.2	87.9	79.6
Amortization of intangible assets	38.3	38.4	11.4
Amortization of deferred financing fees	22.0	28.8	2.5
Deferred income taxes	27.2	(91.5)	(1.5)
Loss on purchase price hedges	—	—	379.4
Restructuring expense	3.8	39.6	21.7
Gain on sale of segment	—	—	(53.1)
Loss on early extinguishment of debt	44.0	9.2	4.1
Loss (gain) on sale of property, plant and equipment	(3.3)	4.6	(3.6)
Loss on sale of discontinued operations	—	24.2	—
Other	6.3	5.1	6.5
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	17.0	296.6	(27.0)
Inventories	1.1	349.3	(182.7)
Other assets	26.3	1.6	(46.1)
Accounts payable	46.6	(310.5)	36.3
Accrued expenses and other liabilities	(47.1)	(171.9)	(96.2)
Net cash provided by operating activities of continuing operations	202.9	337.4	284.2
Net cash provided by (used for) operating activities of discontinued operations	6.4	2.1	21.9
Net cash provided by operating activities	$209.3	$339.5	$306.1
Cash Flows From Investing
Capital expenditures	$(36.1)	$(69.2)	$(149.9)
Proceeds from sale of property, plant and equipment	19.4	4.6	10.0
Restricted cash	(3.0)	(1.4)	11.6
Business acquisitions, net of cash acquired	(4.8)	—	(2,030.6)
Settlement of hedges related to acquisition	—	—	(379.4)
Proceeds from sale of business	—	149.2	118.5
Proceeds from sale of parts or product lines	3.8	15.0	—
Purchase of marketable securities	—	—	(0.1)
Net cash provided by (used for) investing activities of continuing operations	(20.7)	98.2	(2,419.9)
Net cash used for investing activities of discontinued operations	(4.2)	(3.3)	(5.3)
Net cash provided by (used for) investing activities	$(24.9)	$94.9	$(2,425.2)
Cash Flows From Financing
Payments on long-term debt	$(1,250.8)	$(593.8)	$(693.8)
Proceeds from long-term debt	1,063.0	136.3	2,769.3
Proceeds from (payments on) revolving credit facility-net	24.2	(17.0)	(54.6)
Proceeds from securitization facility	101.0	—	—
(Payments on) securitization facility	(101.0)	—	—
Payments on notes financing - net	(4.1)	(5.4)	(3.8)
Debt issuance costs	(27.0)	(18.1)	(90.8)
Dividends paid	(10.6)	(10.5)	(10.4)
Exercises of stock options including windfall tax benefits	0.9	2.0	8.5
Net cash provided by (used for) financing activities of continuing operations	(204.4)	(506.5)	1,924.4
Net cash provided by financing activities of discontinued operations	—	—	2.5
Net cash provided by (used for) financing activities	(204.4)	(506.5)	1,926.9
Effect of exchange rate changes on cash	—	5.7	(4.6)
Net increase (decrease) in cash and cash equivalents	(20.0)	(66.4)	(196.8)
Balance at beginning of year	103.7	170.1	366.9
Balance at end of year	$83.7	$103.7	$170.1
Supplemental Cash Flow Information
Interest paid	$150.8	$154.4	$23.7
Income taxes paid (refunded)	$(40.4)	$(45.6)	$142.7

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Equity and Comprehensive Income

For the years ended December 31, 2010, 2009 and 2008

Millions of dollars, except shares data	2010	2009	2008
Common Stock - Shares Outstanding
Balance at beginning of year	130,708,124	130,359,554	129,880,734
Stock options exercised	166,718	169,270	485,168
Stock swap for stock options exercised	—	—	(15,048)
Restricted stock	513,630	179,300	8,700
Balance at end of year	131,388,472	130,708,124	130,359,554
Common Stock - Par Value
Balance at beginning of year	$1.4	$1.4	$1.4
Balance at end of year	$1.4	$1.4	$1.4
Additional Paid-in Capital
Balance at beginning of year	$444.4	$436.1	$419.8
Stock options exercised	0.6	0.7	3.1
Restricted stock expense	2.6	1.5	1.9
Windfall tax benefit on stock options exercised	(0.2)	0.8	4.8
Stock option expense	6.6	5.3	6.5
Balance at end of year	$454.0	$444.4	$436.1
Accumulated Other Comprehensive Income
Balance at beginning of year	$61.8	$68.5	$114.5
Foreign currency translation adjustments	(33.4)	9.0	(29.6)
Derivative instrument fair market adjustment, net of income taxes of $(3.3), $1.8 and $(4.0)	(6.1)	3.4	(7.3)
Employee pension and postretirement benefits, net of income taxes of $(6.7), $(10.3) and $(4.9)	(12.4)	(19.1)	(9.1)
Balance at end of year	$9.9	$61.8	$68.5
Retained Earnings
Balance at beginning of year	$188.7	$903.4	$903.8
Net earnings (loss)	(73.4)	(704.2)	10.0
Cash dividends	(10.6)	(10.5)	(10.4)
Balance at end of year	$104.7	$188.7	$903.4
Treasury Stock
Balance at beginning of year	$(88.4)	$(88.9)	$(89.6)
Stock options exercised	0.3	0.5	0.7
Balance at end of year	$(88.1)	$(88.4)	$(88.9)

Equity attributable to Manitowoc shareholders	$481.9	$607.9	$1,320.5

Noncontrolling Interest
Balance at beginning of year	$(0.7)	$1.8	$—
Acquisitions	—	—	3.8
Comprehensive loss attributable to noncontrolling interest	(2.7)	(2.5)	(1.9)
Foreign currency translation adjustments	—	—	(0.1)
Balance at end of year	$(3.4)	$(0.7)	$1.8
Total equity	478.5	607.2	1,322.3

Comprehensive Income
Net earnings (loss)	$(76.1)	$(706.7)	$8.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(33.4)	(0.4)	(29.6)
Derivative instrument fair market adjustment, net of income taxes	(6.1)	3.4	(7.3)
Employee pension and postretirement benefits, net of income taxes	(12.4)	(9.7)	(9.1)
Total comprehensive income (loss)	(128.0)	(713.4)	(37.9)
Comprehensive loss attributable to noncontrolling interest	(2.7)	(2.5)	(1.9)
Comprehensive income (loss) attributable to Manitowoc	$(125.3)	$(710.9)	$(36.0)

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

On December 15, 2010, the company announced that a definitive agreement had been reached to divest of its non-core Kysor/Warren and Kysor/Warren de Mexico manufacturers of frozen, medium temperature and heated display merchandisers, mechanical refrigeration systems and remote mechanical and electrical houses to Lennox International for approximately $145 million, inclusive of a preliminary working capital adjustment.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  The results of these operations have been classified as discontinued operations.

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

On October 27, 2008, the company completed its acquisition of Enodis plc (Enodis), a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  This acquisition, the largest acquisition for the company, has established the company among the world’s top manufacturers of commercial foodservice equipment. Our Foodservice products are marketed under the Manitowoc, Garland, U.S. Range, Convotherm, Cleveland, Lincoln, Merrychef, Frymaster, Delfield, Kolpak, Kysor Panel, Jackson, Servend, Multiplex, and Manitowoc Beverage System brand names.  Our Foodservice capabilities now span refrigeration, ice-making, cooking, food-preparation, and beverage-dispensing technologies, and allow us to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from the home.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. The results of the Kysor/Warren and Kysor/Warren de Mexico businesses have been classified as discontinued operations in all periods presented.

Out of Period Adjustments

During the third quarter of 2010, the company recorded an adjustment to correct an error related to the provision for income taxes, whereby during 2009 the company had incorrectly understated the income tax benefit by $6.6 million. The company does not believe that this error is material to its consolidated financial statements for the years ended December 31, 2010 and 2009. The impact of this adjustment to the year ended December 31, 2010 was an increase to the income tax benefit, net earnings and earnings per share of

$6.6 million, $6.6 million, and $0.05, respectively.

During the third quarter of 2010, the company also recorded an adjustment to correct an error related to the deferred taxes for the Enodis acquisition, whereby at December 31, 2009 the company had incorrectly overstated deferred tax assets and understated goodwill by $5.8 million. The company does not believe that this error is material to its consolidated financial statements. The correction of this error results in a reduction of deferred tax assets of $5.8 million, and an increase to goodwill for the same amount as of December 31, 2010.

2. Summary of Significant Accounting Policies

Cash Equivalents, Restricted Cash and Marketable Securities All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.  Marketable securities at December 31, 2010 and 2009 are recorded at fair value and include securities which are considered “available for sale.”  The difference between fair market value and cost of these investments was not significant for either year.  Restricted cash represents cash in escrow funds related to the security for foreign credit commitments, indemnity agreements for insurance providers as well as funds held in escrow to support certain international cash pooling programs.

Inventories Inventories are valued at the lower of cost or market value.  Approximately 87% and 90% of the company’s inventories at December 31, 2010 and 2009, respectively, were valued using the first-in, first-out (FIFO) method.  The remaining inventories were valued using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $31.0 million and $32.4 million at December 31, 2010 and 2009, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

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

Property, plant and equipment are depreciated over the following estimated useful lives:

Years
Building and improvements	2 - 40
Machinery, equipment and tooling	2 - 20
Furniture and fixtures	5 - 20
Computer hardware and software	2 - 5

Property, plant and equipment also include cranes accounted for as operating leases.  Equipment accounted for as operating leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement whereby it has guaranteed more than insignificant residual value or made a buyback commitment.  Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life.  Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.  The amount of rental equipment included in property, plant and equipment amounted to $58.9 million and $89.9 million, net of accumulated depreciation, at December 31, 2010 and 2009, respectively.

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

Each year, in its second quarter, the company tests for impairment of goodwill according to a two-step approach.  In the first step, the company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.  See Note 9, “Goodwill and Other Intangible Assets” for further details of our impairment assessments.

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

Product Liabilities The company records product liability reserves for its self-insured portion of any pending or threatened product liability actions.  The reserve is based upon two estimates.  First, the company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the company’s best judgment and the advice of legal counsel.  These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case.  Second, the company determines the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as IBNR).  This IBNR analysis is performed at least twice annually.

Foreign Currency Translation The financial statements of the company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the average exchange rate for the year for income and expense items.  Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (AOCI) as a component of Manitowoc stockholders’ equity.

Derivative Financial Instruments and Hedging Activities The company has written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes.  The use of financial instruments for trading purposes is strictly prohibited.  The company uses financial instruments to manage the market risk from changes in foreign exchange rates, commodities and interest rates.  The company follows the guidance in accordance with ASC Topic 815-10, “Derivatives and Hedging.”  The fair values of all derivatives are recorded in the Consolidated Balance Sheets.  The change in a derivative’s fair value is recorded each period in current earnings or AOCI depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction.

For the year ended December 31, 2008, a $379.4 million hedge loss was recognized in operating earnings related to hedging transactions entered into to hedge the Great British Pound (GBP) purchase price of Enodis.  Under the guidance of ASC Topic 815-10, “Derivatives and Hedging,” hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges are required to go through the income statement.  During 2010, 2009 and 2008, minimal amounts were recognized in earnings due to ineffectiveness of certain commodity hedges.  The amount reported as derivative instrument fair market value adjustment in the AOCI account within Manitowoc stockholders’ equity represents the net gain (loss) on foreign exchange currency exchange contracts, interest rate swaps and commodity contracts designated as cash flow hedges, net of income taxes at the balance sheet date.

Cash Flow Hedge The company selectively hedges anticipated transactions that are subject to foreign exchange exposure, commodity price exposure, or variable interest rate exposure, primarily using foreign currency exchange contracts, commodity contracts, and interest rate swaps, respectively.  These instruments are designated as cash flow hedges in accordance with ASC Topic 815-10 and are recorded in the Consolidated Balance Sheets at fair value.  The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedge transactions, typically sales, costs related to sales, and interest expense occur and affect earnings.  These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates, commodity prices, or interest rates.

Fair Value Hedges The company periodically enters into interest rate swaps designated as a hedge of the fair value of a portion of its fixed rate debt.  These hedges effectively result in changing a portion of its fixed rate debt to variable interest rate debt.  Both the swaps and the debt are recorded in the Consolidated Balance Sheets at fair value.  The change in fair value of the swaps should exactly offset the change in fair value of the hedged debt, with no net impact to earnings.  Interest expense of the hedged debt is recorded at the variable rate in earnings.  As of December 31, 2010, the company designated fixed-to-floating rate hedges against $200.0 million of the Senior Notes due 2018 and $300.0 million of the Senior Notes due 2020 as Fair Market Value hedges in accordance with ASC Topic 815-10.  As of December 31, 2009, the company had no interest rate swaps in place that converted fixed rate debt to variable rate debt.

The company selectively hedges cash inflows and outflows that are subject to foreign currency exposure from the date of transaction to the related payment date.  The hedges for these foreign currency accounts receivable and accounts payable are recorded in the Consolidated Balance Sheets at fair value.  Gains or losses due to changes in fair value are recorded as an adjustment to earnings in the Consolidated Statements of Operations.

Stock-Based Compensation At December 31, 2010, the company has five stock-based compensation plans, which are described more fully in Note 16, “Stock Based Compensation.”  The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  In addition to the compensation expense related to stock options, the company recognized $2.6 million, $1.5 million and $1.9 million of compensation expense related to restricted stock awards during the years ended December 31, 2010, 2009 and 2008, respectively. In addition to the compensation expense related to restricted stock, the company recognized $6.6 million, $5.3 million and $6.5 million of compensation expense related to stock options during the years ended December 31, 2010, 2009 and 2008, respectively.

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

The company enters into transactions with customers that provide for residual value guarantees and buyback commitments on certain crane transactions.  The company records transactions for which it provides significant residual value guarantees and any buyback commitments as operating leases.  Net revenues in connection with the initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third-party financing agreement.  See Note 18, “Guarantees.”

The company also leases cranes to customers under operating lease terms.  Revenue from operating leases is recognized ratably over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Research and Development Research and development costs are charged to expense as incurred and amounted to $72.2 million, $57.4 million and $40.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.

Income Taxes The company utilizes the liability method to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the company’s financial statements.  Under this method, deferred tax assets and liabilities are determined based on the temporary difference between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.  Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the company will not realize the benefit of such assets. The company evaluates its uncertain tax positions as new information becomes available. Tax benefits are recognized to the extent a position is more-likely-than-not to be sustained upon examination by the taxing authority.

Earnings Per Share Basic earnings per share is computed by dividing net earnings attributable to Manitowoc by the weighted average number of common shares outstanding during each year or period.  Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding is increased to include shares of restricted stock and the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the year or period.

Comprehensive Income Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to Manitowoc stockholders’ equity.  Currently, these items are foreign currency translation adjustments, employee postretirement benefit adjustments and the change in fair value of certain derivative instruments.

Concentration of Credit Risk Credit extended to customers through trade accounts receivable potentially subjects the company to risk.  This risk is limited due to the large number of customers and their dispersion across various industries and many geographical areas.  However, a significant amount of the company’s receivables are with distributors and contractors in the construction industry, large companies in the foodservice and beverage industry, customers servicing the U.S. steel industry, and government agencies.  The company currently does not foresee a significant credit risk associated with these individual groups of receivables, but continues to monitor the exposure due to global economic conditions.

Recent accounting changes and pronouncements In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not currently have any reporting units with zero or negative carrying values.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.” This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. We adopted certain of the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and adopted certain other provisions on January 1, 2011.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” codified in ASC Topic 605.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010, with early application permitted. The company is currently evaluating the impact that adoption of this guidance will have on the determination or reporting of the company’s financial results.

In June 2009, the FASB issued new guidance codified primarily in ASC Topic 810, “Consolidation.”  This guidance is related to the consolidation rules applicable to variable interest entities.  It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities and was effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance related to the accounting for transfers of financial assets codified primarily in ASC Topic 860, “Transfers and Servicing.” This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASC Topic 860 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets. This Topic is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010. Refer to Note 12, “Accounts Receivable Securitization” for the discussion of the impact of adoption on our consolidated financial results.

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

3. Acquisitions

On October 27, 2008, Manitowoc acquired 100% of the issued and to be issued shares of Enodis.  Enodis was a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  This acquisition, the largest acquisition for Manitowoc, has established Manitowoc among the world’s top manufacturers of commercial foodservice equipment. With this acquisition, the Foodservice segment capabilities now span refrigeration, ice-making, warewashing, cooking, food-preparation, and beverage-dispensing technologies, and allows Manitowoc to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.

The aggregate purchase price was $2.1 billion in cash, exclusive of the settlement of related hedges, and there are no future contingent payments or options. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

At October 27, 2008 (Date of Acquisition) (in millions):
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

Of the $955.0 million of acquired intangible assets, $371.0 million was assigned to registered trademarks and tradenames that are not subject to amortization, $165.0 million was assigned to developed technology with a weighted average useful life of 15 years, and the remaining $419.0 million was assigned to customer relationships with a weighted average useful life of 20 years.  All of the $1,308.9 million of goodwill was assigned to the Foodservice segment, none of which is expected to be deductible for tax purposes.  See further detail related to the goodwill and other intangible assets of the Enodis acquisition at Note 9, “Goodwill and Other Intangible Assets,” including discussion regarding the amount of intangible asset impairment recognized in 2009 in the Foodservice segment.

The following information reflects the results of Manitowoc’s operations for the year ended December 31, 2008 on a pro forma basis as if the acquisition of Enodis had been completed on January 1, 2008. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire Enodis, amortization expense related to acquired intangible assets of Enodis, depreciation expense related to the fair value of the acquired depreciable tangible assets and the tax benefit associated with the incremental interest costs and amortization and depreciation expense. The following unaudited pro forma information includes $9.5 million of additional expense related to the fair value adjustment of inventories and excludes certain cost savings or operating synergies (or costs associated with realizing such savings or synergies) that may result from the acquisition.

(in $ millions, except per share data)	2008
Revenue
Pro forma	$5,526.7
As reported	4,479.2
Earnings (loss) from continuing operations
Pro forma	$(95.2)
As reported	99.8
Diluted earnings (loss) per share from continuing operations
Pro forma	$(0.73)
As reported	0.77

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what our consolidated results of operations would have been had the transaction actually occurred as of January 1, 2008, and does not purport to project our future consolidated results of operations.

In conjunction with the acquisition of Enodis, certain restructuring activities have been undertaken to recognize cost synergies and rationalize the new cost structure of the Foodservice segment.  Amounts included in the acquisition cost allocation for these activities are summarized in the following table and recorded in accounts payable and accrued expenses in the Consolidated Balance Sheets:

The company recorded additional amounts in 2009 of $7.8 million, $5.5 million, and $14.2 million related to employee termination benefits, facility closure costs, and other, respectively, in conjuction with the finalization of the restructuring plans. These plans are expected to conclude in 2012.

At October 27, 2008 (in millions):
Employee involuntary termination benefits	$17.1
Facility closure costs	34.7
Other	19.2
Total	$71.0

The company has not presented pro-forma financial information for the following acquisitions due to the immaterial dollar amount of the transactions and the immaterial impact on our results of operations.

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

On March 6, 2008, the company formed an entity with the shareholders of Tai’An Dongyue Heavy Machinery Co., Ltd. (Tai’An Dongyue) for the production of mobile and truck-mounted hydraulic cranes.  The entity is located in Tai’An City, Shandong Province, China.  The company has significant voting and other rights that give it substantial control over the operations of Tai’An Dongyue, and accordingly, the results of this entity are consolidated by the company.  On January 1, 2009, the company adopted ASC Topic 810, “Consolidations,” and has reflected the new requirements for non-controlling interests in the presentation of its financial statements.  Tai’An Dongyue is the company’s only subsidiary impacted by the new guidance.  The aggregate consideration for the equity interest in Tai’An Dongyue was $32.5 million and resulted in $23.5 million of goodwill and $8.5 million of other intangible assets being recognized by the company’s Crane segment.  See further detail related to the goodwill and other intangible assets of the Tai’An Dongyue acquisition at Note 9, “Goodwill and Other Intangible Assets.”

4. Discontinued Operations

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.  The results of the Marine segment have been classified as a discontinued operation.

The following selected financial data of the Marine segment for the years ended December 31, 2010, 2009 and 2008 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2010	2009	2008
Net sales	$—	$—	$381.3

Pretax earnings (loss) from discontinued operation	(0.9)	(2.5)	53.2
Gain on sale, net of income taxes of $0.0, $0.0 and $(17.4)	—	1.0	53.1
Provision (benefit) for taxes on earnings	(0.3)	(0.3)	18.1
Net earnings (loss) from discontinued operation	$(0.6)	$(1.2)	$88.2

In addition to the former Marine segment, the company has classified the Enodis ice and related businesses as discontinued in compliance with ASC Topic 360-10, “Property, Plant, and Equipment.”

In order to secure clearance for the acquisition of Enodis from various regulatory authorities including the European Commission and the United States Department of Justice, the company agreed to sell substantially all of Enodis’ global ice machine operations following completion of the Enodis acquisition.  In 2008, we recognized a non-cash charge of $175.0 million to adjust the carrying amount of the Enodis ice machine businesses to estimated fair value, less costs to sell.  On May 15, 2009, the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.   The businesses sold were operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses were treated as standalone operations, in competition with the company.  Results of these operations were classified as discontinued operations in 2008.

The company used the net proceeds from the sale of the Enodis global ice machine operations of approximately $150 million to reduce the balance on Term Loan X that matured in April of 2010.  The final sale price resulted in the company recording an additional $28.8 million non-cash impairment charge to reduce the value of the Enodis global ice machine operations in the first quarter of 2009.  As a result of the impairment charge and the loss from discontinued operations related to divested businesses of $4.9 million in 2009, the loss from discontinued operations related to the Enodis global ice machine operations was $33.7 million.  In addition, the company realized an after tax loss of $25.2 million on the sale of the Enodis global ice machine operations in 2009.  The loss on sale was primarily driven by a taxable gain related to the assets held in the United States for U.S. tax purposes.  In 2008, the loss from discontinued operations was $3.5 million.

Administrative costs related to the Enodis ice machine businesses resulted in a pre-tax loss from discontinued operations of $0.1 million for the year ended December 31, 2010.  There was a $0.1 million tax provision associated with the Enodis ice machine business costs in the year ended December 31, 2010.

On December 15, 2010, the company announced that a definitive agreement had been reached to divest its Kysor/Warren and Kysor/Warren de Mexico businesses, manufacturers of frozen, medium temperature and heated display merchandisers, mechanical refrigeration systems and remote mechanical and electrical houses, to Lennox International for approximately $145 million, including a preliminary working capital adjustment.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down ratably a portion of the then outstanding Term Loans A and B.  The results of these operations have been classified as a discontinued operation.

The following selected financial data of the Kysor/Warren and Kysor/Warren de Mexico business for the years ended December 31, 2010, 2009 and 2008 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2010	2009	2008
Net sales	$216.4	$162.8	$23.8

Pretax earnings (loss) from discontinued operation	(4.6)	1.1	(1.1)
Provision (benefit) for taxes on earnings	2.2	0.1	0.3
Net earnings (loss) from discontinued operation	$(6.8)	$1.0	$(1.4)

5. Fair Value of Financial Instruments

The company adopted ASC Topic 820-10, “Fair Value Measurements and Disclosures” effective January 1, 2008.  The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$2.3	$—	$—	$2.3
Forward commodity contracts	—	1.1	—	1.1
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$5.0	$1.1	$—	$6.1

Current Liabilities:
Foreign currency exchange contracts	$0.6	$—	$—	$0.6
Forward commodity contracts	—	0.3	—	0.3
Total current liabilities at fair value	$0.6	$0.3	$—	$0.9

Non-current Liabilities:
Interest rate swap contracts	$—	$38.4	$—	$38.4
Total non-current liabilities at fair value	$—	$38.4	$—	$38.4

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$1.4	$—	$—	$1.4
Forward commodity contracts	—	1.7	—	1.7
Marketable securities	2.6	—	—	2.6
Total current assets at fair value	$4.0	$1.7	$	$5.7

Current Liabilities:
Foreign currency exchange contracts	$5.4	$—	$—	$5.4
Forward commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	$5.4	$0.1	$—	$5.5

Non-current Liabilities:
Interest rate swap contracts	$—	$6.4	$—	$6.4
Total non-current liabilities at fair value	$—	$6.4	$—	$6.4

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, deferred purchase price notes and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.  The fair value of the company’s 7 1/8% Senior Notes due 2013 was approximately $152.4 million and $143.1 million at December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, the fair value of the company’s 9 ½% Senior Notes due 2018 was approximately $438.8 million and the fair value of the company’s 8 ½% Senior Notes due 2020 was $645.0 million.  The fair values of the company’s term loans under the Senior Credit Agreement are as follows at December 31, 2010 and December 31, 2009, respectively:  Term Loan A — $461.2 million and $883.3 million; Term Loan B — $342.0 million and $1,011.3 million.  See Note 11, “Debt,” for the related carrying values of these debt instruments.

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

The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk.  Interest rate swap instruments are entered into to help manage interest rate or fair value risk.  Forward contracts on various commodities are entered into to help manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing process.  The company also enters into various foreign currency derivative instruments to help manage foreign currency risk associated with the company’s projected purchases and sales and foreign currency denominated receivable and payable balances.

ASC Topic 815-10 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the company designates commodity, currency forward contracts, interest rate swaps as cash flow hedges of forecasted purchases of commodities and currencies, and variable rate interest payments.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $1.9 million of unrealized and realized gains related to commodity price and currency rate hedging will be reclassified from Other Comprehensive Income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months depending on the type of risk being hedged.

As of December 31, 2010, the company had the following outstanding commodity and currency forward contracts that were entered into to hedge forecasted transactions:

Commodity	Units Hedged	Type
Aluminum	688 MT	Cash Flow
Copper	312 MT	Cash Flow
Natural Gas	304,177 MMBtu	Cash Flow

Short Currency	Units Hedged	Type
Canadian Dollar	21,186,951	Cash Flow
European Euro	43,440,929	Cash Flow
South Korean Won	2,245,331,882	Cash Flow
Singapore Dollar	4,140,000	Cash Flow
United States Dollar	8,828,840	Cash Flow
Great British Pound	399,999	Cash Flow

As of December 31, 2010, the total notional amount of the company’s receive-floating/pay-fixed interest rate swaps was $650.8 million.

As of December 31, 2010, the designated fair market value hedges of receive-fixed/pay-float swaps of the company’s 2018 Senior Notes and 2020 Senior Notes was $200.0 million and $300.0 million, respectively.

For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Consolidated Statements of Operations.

Short Currency	Units Hedged	Recognized Location	Purpose
Great British Pound	8,172,569	Other income, net	Accounts Payable and Receivable Settlement

Euro	7,732,026	Other income, net	Accounts Payable and Receivable Settlement

United States Dollar	33,158,979	Other income, net	Accounts Payable and Receivable Settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of December 31, 2010 was as follows:

ASSET DERIVATIVES

2010

(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.8
Commodity contracts	Other current assets	1.1

Total derivatives designated as hedging instruments		$2.9

ASSET DERIVATIVES

2010

(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.5

Total derivatives NOT designated as hedging instruments		$0.5

Total asset derivatives		$3.5

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2010 was as follows:

LIABILITY DERIVATIVES

2010

(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.6
Interest rate swap contracts	Other non-current liabilities	38.4
Commodity contracts	Accounts payable and accrued expenses	0.3

Total derivatives designated as hedging instruments		$39.3

The effect of derivative instruments on the consolidated statement of operations for the twelve months ended December 31, 2010 and gains or losses initially recognized in Other Comprehensive Income (OCI) in the consolidated balance sheet was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Foreign exchange contracts	$0.2	Cost of sales	$(4.0)

Interest rate swap contracts	(6.7)	Interest expense	(10.4)

Commodity contracts	(0.4)	Cost of sales	1.1

Total	$(6.9)		$(13.3)

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate swap contracts	Interest expense	$(21.8)

Total		$(21.8)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Foreign exchange contracts	Other income	$0.5

Total		$0.5

As of December 31, 2009, the company had the following outstanding interest rate, commodity and currency forward contracts that were entered into as hedge forecasted transactions:

Commodity	Units Hedged	Type
Aluminum	1,400 MT	Cash Flow
Copper	424 MT	Cash Flow
Natural Gas	266,934 MMBtu	Cash Flow

Short Currency	Units Hedged	Type
Canadian Dollar	24,426,423	Cash Flow
European Euro	51,155,115	Cash Flow
South Korean Won	2,079,494,400	Cash Flow
Singapore Dollar	3,240,000	Cash Flow
United States Dollar	12,285,292	Cash Flow

As of December 31, 2009, the total notional amount of the company’s receive-floating/pay-fixed interest rate swaps was $984.0 million.

For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Consolidated Statements of Operations.

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of December 31, 2009 was as follows:

ASSET DERIVATIVES

2009

(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.4
Commodity contracts	Other current assets	1.5

Total derivatives designated as hedging instruments		$2.9

ASSET DERIVATIVES

2009

(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.2

Total derivatives NOT designated as hedging instruments		$0.2

Total asset derivatives		$3.1

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2009 was as follows:

LIABILITY DERIVATIVES

2009

(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.5
Interest rate swap contracts	Other non-current liabilities	6.4
Commodity contracts	Accounts payable and accrued expenses	0.1

Total derivatives designated as hedging instruments		$7.0

LIABILITY DERIVATIVES

2009

(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$4.9

Total derivatives NOT designated as hedging instruments		4.9

Total liability derivatives		$11.9

The effect of derivative instruments on the consolidated statement of operations for the twelve months ended December 31, 2009 and gains or losses initially recognized in Other Comprehensive Income (OCI) in the consolidated balance sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Foreign exchange contracts	$0.6	Cost of sales	$(5.5)

Interest rate swap contracts	(4.2)	Interest expense	(11.3)

Commodity contracts	0.9	Cost of sales	(4.4)

Total	$(2.7)		$(21.2)

Derivatives in Cash Flow Hedging Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Commodity contracts	Cost of sales	$0.2

Total		$0.2

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Foreign exchange contracts	Other income	$(5.0)

Commodity contracts	Cost of sales	$(1.2)

Total		$(6.2)

During July 2008, the company entered into foreign currency hedging transactions (the “hedges”) to comply with the requirements of its credit commitment needed to fund the purchase of Enodis.  The hedges were required by the company’s lenders to limit the company’s exposure to fluctuations in the underlying Great British Pound (GBP) purchase price of the Enodis shares which could have ultimately required additional funding in excess of available commitment amounts.  Subsequent to entering into the hedging transactions, the U.S. Dollar strengthened against the GBP which resulted in a significant change to the fair value of the underlying hedges.  Under the guidance of ASC Topic 815-10, “Derivatives and Hedging,” hedges of a firm commitment to acquire a business do not qualify for hedge accounting (or balance sheet) treatment.  Therefore, the periodic market value changes in these hedges were required to go through the 2008 Consolidated Statement of Operations.  The final disposition of these hedge positions was determined based upon the market exchange rate on November 6, 2008, the date the funding transaction was completed.  For the year ended December 31, 2008, the loss on these currency hedges related to the purchase of Enodis was $379.4 million.

7. Inventories

The components of inventories at December 31, 2010 and 2009 are summarized as follows:

(in millions)	2010	2009
Inventories — gross:
Raw materials	$224.0	$237.4
Work-in-process	119.8	159.1
Finished goods	324.5	306.1
Total inventories — gross	668.3	702.6
Excess and obsolete inventory reserve	(80.3)	(88.9)
Net inventories at FIFO cost	588.0	613.7
Excess of FIFO costs over LIFO value	(31.0)	(32.4)
Inventories — net	$557.0	$581.3

8. Property, Plant and Equipment

The components of property, plant and equipment at December 31 are summarized as follows:

(in millions)	2010	2009
Land	$53.8	$56.8
Building and improvements	348.1	353.7
Machinery, equipment and tooling	507.2	515.5
Furniture and fixtures	42.1	40.7
Computer hardware and software	84.1	85.9
Rental cranes *	99.5	140.8
Construction in progress	66.2	65.9
Total cost	1,201.0	1,259.3
Less accumulated depreciation	(635.2)	(618.2)
Property, plant and equipment-net	$565.8	$641.1

* Accumulated depreciation for Rental cranes for the years ended December 31, 2010 and 2009 was $40.7 million and $51.0 million, respectively.

9. Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2010 and 2009, were as follows:

(in millions)	Crane	Foodservice	Total

Gross and net balance as of January 1, 2009	$285.5	$1,534.1	$1,819.6
Enodis purchase accounting adjustments	—	(84.9)	(84.9)
Sale of product lines	—	(9.3)	(9.3)
Foreign currency impact	4.2	(4.9)	(0.7)
Gross balance as of December 31, 2009	$289.7	$1,435.0	$1,724.7
Asset impairments	—	(548.8)	(548.8)
Net balance at December 31, 2009	$289.7	$886.2	$1,175.9

Acquisition of ASI	$—	$5.0	$5.0
Deferred tax adjustment	—	5.8	5.8
Restructuring reserve adjustment	—	(2.7)	(2.7)
Foreign currency impact	(10.7)	(0.1)	(10.8)
Gross balance as of December 31, 2010	$279.0	$1,443.0	$1,722.0
Asset impairments	—	(548.8)	(548.8)
Net balance as of December 31, 2010	$279.0	$894.2	$1,173.2

During the third quarter of 2010, the company recorded an adjustment to correct an error related to the deferred taxes for the Enodis acquisition, whereby at December 31, 2009 the company had incorrectly overstated deferred tax assets and understated goodwill by $5.8 million.  See Note 1, “Company and Basis of Presentation”

The company believed the classification of its Kysor/Warren and Kysor/Warren de Mexico businesses as discontinued operations during the fourth quarter of 2010 represented a triggering event and therefore the company performed an impairment analysis on its Foodservice Americas reporting unit.  The analysis did not indicate an impairment.

The company accounts for goodwill and other intangible assets under the guidance of Accounting Standards Codification (“ASC”) Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is no longer amortized; however, the company performs an annual impairment at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which are Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Asia; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia.  In January of 2010, the Foodservice Retail reporting unit was merged into the Foodservice Americas reporting unit, which reflected operational and managerial changes.  In its impairment reviews, the company uses a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. For goodwill, the estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

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

The results of the analysis indicated that the fair values of three of the company’s eight reporting units (Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail) were potentially impaired: therefore, the company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized impairment charges as of March 31, 2009, of $548.8 million related to goodwill.  The company also recognized impairment charges of $146.4 million related to other indefinite-lived intangible assets as of March 31, 2009.  Both charges were within the Foodservice segment.  The goodwill and other indefinite-lived intangible assets had a carrying value of $1,527.1 million and $331.3 million, respectively, prior to the impairment charges. These non-cash impairment charges have no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There is no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million tax benefit associated with the other indefinite-lived intangible asset impairment.

As of June 30, 2009, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets and based on those results no additional impairment had occurred subsequent to the impairment charges recorded in the first quarter of 2009. As of June 30, 2010, the company performed its annual impairment analysis and noted no indicators of impairment.

At March 31, 2009, in conjunction with the preparation of its financial statements, the company concluded triggering events occurred requiring an evaluation of the impairment of its other long-lived assets due to continued weakness in global market conditions, tight credit markets and the performance of the Crane and Foodservice segments. This analysis did not indicate that the other long-lived assets were impaired.

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of December 31, 2010 and 2009:

	2010			2009
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value

Trademarks and tradenames	$317.0	$—	$317.0	$325.8	$—	$325.8
Customer relationships	439.2	(51.8)	387.4	438.9	(28.9)	410.0
Patents	33.3	(20.9)	12.4	35.1	(19.4)	15.7
Engineering drawings	11.2	(6.7)	4.5	11.8	(6.2)	5.6
Distribution network	20.6	—	20.6	21.7	—	21.7
Other intangibles	183.9	(32.3)	151.6	169.2	(21.2)	148.0
	$1,005.2	$(111.7)	$893.5	$1,022.5	$(75.7)	$926.8

The gross carrying amounts of trademarks and tradenames were reduced by $15.2 million and other intangibles were reduced by $16.7 million ($14.2 million net of amortization) due to the classification of the Kysor/Warren business as a discontinued operation.  Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $38.3 million, $38.4 million and $11.4 million, respectively.  Amortization expense related to intangible assets for each of the five succeeding years is estimated to be approximately $38 million per year.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2010 and 2009 are summarized as follows:

(in millions)	2010	2009
Trade accounts payable and interest payable	$394.4	$344.6
Employee related expenses	93.4	93.0
Restructuring expenses	32.5	61.5
Profit sharing and incentives	28.7	12.4
Accrued rebates	32.8	35.1
Deferred revenue - current	29.7	40.4
Derivative liabilities	1.0	5.5
Income taxes payable	33.2	25.4
Miscellaneous accrued expenses	130.4	164.5
	$776.1	$782.4

11. Debt

Debt at December 31, 2010 and 2009 is summarized as follows:

(in millions)	2010	2009
Revolving credit facility	$24.2	$—
Term loan A	459.7	922.5
Term loan B	338.1	1,041.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	392.9	—
Senior notes due 2020	585.3	—
Other	47.2	58.9
Total debt	1,997.4	2,172.4
Less current portion and short-term borrowings	(61.8)	(144.9)
Long-term debt	$1,935.6	$2,027.5

The company’s current senior credit facility (as amended to date, the “Senior Credit Facility”) became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.   The balance of Term Loan X was repaid in 2009.   Including interest rate swaps at December 31, 2010, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 6.75% and 8.66%, respectively.  Excluding interest rate swaps, Term Loan A and Term Loan B interest rates were 5.31% and 8.00% respectively, at December 31, 2010.

The Senior Credit Facility, as amended to date, contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters, and (b) Consolidated Senior Secured Indebtedness Ratio, which measure the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the most recent four fiscal quarters.  The current covenant levels of the financial covenants under the Senior Credit Facility are as set forth below:

Fiscal Quarter Ending	Consolidated Senior Secured Indebtedness Ratio	Consolidated Interest Coverage Ratio
	(less than)	(greater than)

December 31, 2010	4.50:1.00	1.50:1.00
March 31, 2011	4.50:1.00	1.50:1.00
June 30, 2011	4.50:1.00	1.50:1.00
September 30, 2011	4.50:1.00	1.575:1.00
December 31, 2011	4.125:1.00	1.70:1.00
March 31, 2012	4.00:1.00	1.80:1.00
June 30, 2012	3.75:1.00	1.90:1.00
September 30, 2012	3.50:1.00	2.10:1.00
December 31, 2012	3.25:1.00	2.25:1:00
March 31, 2013	3.25:1.00	2.50:1.00
June 30, 2013	3.25:1.00	2.75:1.00
September 30, 2013,	3.25:1.00	2.875:1.00
December 31, 2013, and thereafter	3.00:1.00	3.00:1.00

The Senior Credit Facility includes customary representations and warranties and events of default and customary covenants, including without limitation (i)  a requirement that the company prepay the term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions; and (ii) limitations on indebtedness, capital expenditures, restricted payments, and acquisitions.

The company has three series of Senior Notes outstanding, including the 2013, 2018, and 2020 Notes (collectively “the Notes”).  Each series of Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Notes may declare the principal and accrued interest on all of the Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Notes will become due and payable immediately.

On December 3l, 2010, the company had outstanding $150.0 million of 7 1/8% Senior Notes due 2013 ( the “2013 Notes”).  Interest on the 2013 Notes is payable semiannually in May and November each year. The 2013 Notes can be redeemed by the company in whole or in part for a premium on or after November 1, 2008. The following would be the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2013 Notes during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2010	101.188%
2011 and thereafter	100.000%

On February 3, 2010, the company completed the sale of $400 million aggregate principal amount of its 9.50% Senior Notes due 2018. The offering closed on February 8, 2010 and net proceeds of $392.0 million from this offering were used to partially pay down ratably the then outstanding balances on Term Loan A and Term Loan B.

Interest on the 2018 Notes is payable semiannually in February and August of each year.   The 2018 Notes may be redeemed in whole or in part by the company for a premium at any time prior to February 15, 2014.  The premium is calculated as the greater of (1) 1.0% of the principal amount of such note; and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of such note on February 15, 2014 plus (ii) all required remaining scheduled interest payments due on such note through February 15, 2014, computed using a discount rate equal to the treasury rate plus 50 basis points; over (b) the principal amount of such note on such redemption date. The following would be the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2018 Notes during the 12-month period commencing on February 15 of the year set forth below:

Year	Percentage
2014	104.750%
2015	102.375%
2016 and thereafter	100.000%

In addition, at any time, or from time to time, on or prior to February 15, 2013, the company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the principal amount of the 2018 Notes outstanding at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that (1)   at least 65% of the principal amount of the 2018 Notes outstanding remains outstanding immediately after any such redemption; and (2)   the company makes such redemption not more than 90 days after the consummation of any such public offering.

On October 18, 2010, the company completed the sale of $600 million aggregate principal amount of its 8.50% Senior Notes due 2020. The offering closed on October 18, 2010.   Net proceeds of $583.7 million from the 2020 Notes were used to pay down ratably the then outstanding balances of Term Loans A and B.

Interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2011.  The company may redeem the 2020 Notes at any time prior to November 1, 2015 at a “make-whole” redemption price and at any time on or after November 1, 2015 at various redemption prices set forth in the indenture, plus, in each case, accrued but unpaid interest, if any, to the date of redemption.  In addition, at any time prior to November 1, 2013, the company is permitted to redeem up to 35% of the 2020 Notes with the proceeds of certain equity offerings at a redemption price of 108.5%, plus accrued but unpaid interest, if any, to the date of redemption.

The company may redeem the 2020 Notes at its option, in whole or in part at the following redemption prices (expressed as percentages of the principal amount thereof) plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2015	104.250%
2016	102.833%
2017	101.417%
2018 and thereafter	100.000%

As of December 31, 2010, the company had outstanding $46.7 million of other indebtedness that has a weighted-average interest rate of approximately 5.0%. This debt includes outstanding overdraft balances and capital lease obligations in our Americas, Asia-Pacific and European regions.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

2011	$61.8
2012	106.1
2013	515.1
2014	331.8
2015	2.1
Thereafter	980.5
Total	$1,997.4

The company is party to various interest rate swaps in connection with the Senior Credit Facility and the Notes.  At inception, $449.4 million of Term Loan A interest was fixed at 2.50% plus the basis point spread and $600.0 million of Term Loan B interest was fixed at 3.64% rate plus the basis point spread.  The remaining unhedged portions of the Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.  As of December 31, 2010, total notional amounts equal to $302.0 million and $348.8 million of fixed interest rate hedges were outstanding on Term Loans A and B, respectively.  The 2018 Notes accrue interest at a fixed rate of 9.50% on the fixed portion and 6.60% plus the 6 month LIBOR in arrears on the variable portion. The 2020 Notes accrue interest at a fixed rate of 8.50% on the fixed portion and 5.18% plus the 6 month LIBOR in arrears on the variable portion. Both aforementioned swap contracts of the Senior Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination and cash settlement at five years from the trade date.

As of December 31, 2010, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2013 Notes, 2018 Notes, and 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of December 31, 2010 our Consolidated Senior Secured Leverage Ratio was 2.97:1, while the maximum ratio is 4.50:1 and our Consolidated Interest Coverage Ratio was 1.99:1, above the minimum ratio of 1.50:1.

12. Accounts Receivable Securitization

On June 30, 2010 the company entered into the Second Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”) whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (Purchaser), all of the seller’s right, title and interest in and to its pool of receivables to the Purchaser. The Purchaser receives ownership of the pool of receivables.  New receivables are purchased by the special purpose subsidiary and resold to the Purchaser as cash collections reduce previously sold investments. The company acts as the servicer of the receivables and as such administers, collects and otherwise enforces the receivables.  The company is compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer.  As servicer, the company will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with the Receivables Purchase Agreement. The Purchaser has no recourse against the company for uncollectible receivables, The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated total leverage ratio.  As of December 31, 2010, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Receivables Purchase Agreement. Based on our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

On October 11, 2010, the company entered into Amendment No. 1 to the Receivables Purchase Agreement among Manitowoc Funding, LLC, as Seller, the Company, as Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent. Amendment No. 1 contains non-material changes to the Receivables Purchase Agreement, including conforming the financial covenants therein to the revised financial covenants in the Amendment to the Senior Credit Facility.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded at December 31, 2010, was $60.1 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program includes certain of the company’s U.S. and Canadian Foodservice and U.S. Crane segment businesses.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $123.0 million at December 31, 2010 and $68.5 million at December 31, 2009.

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

Prior to the June 30, 2010 amendment, the Purchaser received an ownership and security interest in the pool of receivables.  The Purchaser had no recourse against the company for uncollectible receivables; however the company’s retained interest in the receivable pool was subordinate to the Purchaser.  Prior to the adoption on January 1, 2010 of new guidance as codified in ASC 860, the receivables sold under this program qualified for de-recognition.  After adoption of this guidance on January 1, 2010, receivables sold under this program no longer qualified for de-recognition and accordingly, cash proceeds on the balance of outstanding trade receivables sold were recorded as a securitization liability in the consolidated balance sheet.  After the June 2010 amendment, ...

The table below provides additional information about delinquencies and net credit losses for trade accounts receivable subject to the accounts receivable securitization program.

(in millions)	Balance Outstanding December 31, 2009	Balance Outstanding 60 Days or More Past Due December 31, 2009	Net Credit Losses Year Ended December 31, 2009
Trade accounts receivable subject to securitization program	$107.9	$5.9	$—

Trade accounts receivable balance sold	68.5

Retained interest	$39.4

13. Income Taxes

Earnings from continuing operations is summarized below:

(in millions)	2010	2009	2008
Earnings (loss) from continuing operations before income taxes:
Domestic	$(80.0)	$(676.4)	$(37.3)
Foreign	35.4	(30.9)	117.7
Total	$(44.6)	$(707.3)	$80.4

The provision for taxes on earnings (loss) from continuing operations for the years ended December 31, 2010, 2009 and 2008 are as follows:

(in millions)	2010	2009	2008
Current:
Federal and state	$(17.5)	$24.5	$(58.1)
Foreign	14.1	8.1	40.2
Total current	(3.4)	32.6	(17.9)
Deferred:
Federal and state	(9.6)	(47.4)	7.2
Foreign	36.9	(44.1)	(8.7)
Total deferred	27.3	(91.5)	(1.5)
Provision for taxes on earnings	$23.9	$(58.9)	$(19.4)

The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2010, 2009 and 2008 as follows, which excludes the impact of discontinued operations which had an effective tax rate of negative 36.7% for 2010:

	2010	2009	2008
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision	15.8	0.4	(3.5)
Non-deductible book intangible asset amortization and goodwill impairment	(0.9)	(27.3)	0.5
Federal tax credits	4.4	0.2	(0.9)
Taxes on foreign income which differ from the U.S. statutory rate	13.3	2.0	(60.6)
Adjustments for unrecognized tax benefits	9.7	3.9	3.5
Valuation allowances	(123.3)	(3.2)	—
U.S. tax return to provision reconciliation adjustments	17.2	(0.5)	(4.6)
Gain/(loss) on sale of subsidiaries	8.1	(0.7)	—
Other items	(32.7)	(1.5)	6.5
Effective tax rate	(53.4)%	8.3%	(24.1)%

The effective tax rate for the year ended December 31, 2010 was negative 53.4% as compared to 8.3% for the year ended December 31, 2009.  As the company posted pre-tax losses in 2009 and 2010, a negative effective tax rate is an expense to the consolidated statement of operations, and a positive effective tax rate represents a benefit to the consolidated statement of operations.

The effective tax rate in 2009 was unfavorably impacted by the goodwill impairment of $548.8 million which is non-deductible for tax purposes. Both the 2009 and 2010 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.

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

In jurisdictions where the company operates its Crane business, management analyzes the ability to utilize the deferred tax assets arising from net operating losses on a seven year cycle, consistent with the Crane business cycles, as this provides the best information to evaluate the future profitability of the business units.

During 2009, the company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including China, Slovakia, Spain, the UK and a portion of the Wisconsin net operating loss.  The company continues to record valuation allowances on these deferred tax assets as it remains more likely than not that they will not be utilized.  The company recorded a full valuation allowance of $48.8 million on the net deferred tax asset in France during the fourth quarter of 2010 as the French operations moved into a seven year cumulative loss position in the fourth quarter and the company determined that the positive evidence supporting realization of the asset was outweighed by the more objectively verifiable negative evidence.  The total valuation allowance adjustments of $55.2 million in 2010 have an unfavorable impact to income tax expense.

During the third quarter of 2010, the company recorded an adjustment to correct an error related to the provision for income taxes, whereby during 2009 the company had incorrectly understated the income tax benefit by $6.6 million. The impact of the correction of this item is included in the “U.S. tax return to provision reconciliation adjustments” line item.

No items included in Other items are individually, or when appropriately aggegated, significant.

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations. A summary of the deferred income tax accounts at December 31 is as follows:

(in millions)	2010	2009
Current deferred assets (liabilities):
Inventories	$30.2	$28.8
Accounts receivable	5.6	12.9
Product warranty reserves	22.4	25.0
Product liability reserves	8.5	9.6
Deferred revenue, current portion	7.3	6.3
Deferred employee benefits	27.4	24.9
Other reserves and allowances	35.2	37.9
Less valuation allowance	(9.6)	(6.2)
Net future income tax benefits, current	$127.0	$139.2

Non-current deferred assets (liabilities):
Property, plant and equipment	$(36.6)	$(35.3)
Intangible assets	(291.4)	(309.1)
Deferred employee benefits	39.7	35.9
Product warranty reserves	3.3	4.2
Tax credits	17.3	21.9
Loss carryforwards	155.8	152.9
Deferred revenue	3.9	3.7
Other	16.5	10.6
Total non-current deferred asset (liability)	(91.5)	(115.2)
Less valuation allowance	(115.5)	(65.8)
Net future tax benefits, non-current	$(207.0)	$(181.0)

The company has not provided for additional U.S. income taxes on approximately $626.1 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

As of December 31, 2010, the company has approximately $20.2 million of federal net operating loss carryforwards, which expire in 2030.  Additionally, the company has approximately $502.6 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire beginning in 2012 through 2030.  The company also has approximately $425.9 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities.  These foreign loss carryforwards generally have no expiration under current foreign law with the exceptions of China, Slovakia, and Spain, where attributes expire at various times.  The valuation allowance represents a reserve for certain loss carryforwards and other net deferred tax assets for which realization is not “more likely than not.”

The company has recognized a deferred tax asset of $17.2 million for net operating loss carryforwards generated in the state of Wisconsin.  These carryforwards expire at various times through 2024.  During the quarter ended December 31, 2010, the company updated the net operating loss carryforward to reflect the 2009 return that was filed during the quarter and refined its multi year Wisconsin taxable income projections and apportionment calculations. As a result of this analysis, the company recorded an additional valuation allowance of $2.0 million related to this deferred tax asset which represents an estimate of the amount that is unlikely to be realized.

The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years

U.S. Federal	2006 — 2010
Wisconsin	2006 — 2010
China	2005 — 2010
France	2008 — 2010
Germany	2001 — 2010

In October 2008, the Internal Revenue Service (IRS) began examinations of the Enodis federal consolidated income tax returns for tax years 2006 through 2008.  During the fourth quarter of 2010 the IRS notified the company of an examination of the company’s 2008 and 2009 tax years; the audit will commence in early 2011.  The Wisconsin Department of Revenue commenced an income tax audit during the year for the 2006 through 2008 tax years.   The French tax authorities completed their examination of the company’s French fiscal unity group in the fourth quarter of 2010 covering the 2006 and 2007 tax years, resulting in a reduction of $6.7 million of unrecognized tax benefits.   In August 2007, the German tax authorities began an examination of the company’s German entity’s income and trade tax returns for 2001 through 2005.

During the years ended December 31, 2010, 2009, and 2008, the company recorded a change to gross unrecognized tax benefits including interest and penalties of $6.0 million, $(34.2) million, and $59.7 million, respectively.

During the years ended December 31, 2010, 2009, and 2008, the company recognized in the consolidated statements of operations $3.0 million, $(10.3) million, and $24.0 million, respectively, for interest and penalties related to uncertain tax liabilities, which the company recognizes as a part of income tax expense.  As of December 31, 2010, 2009 and 2008, the company has accrued interest and penalties of $23.0 million, $19.9 million, and $30.1 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows:

(in millions)	2010	2009	2008
Balance at beginning of year	$42.3	$66.2	$30.5
Additions based on tax positions related to the current year	4.5	9.4	2.0
Additions for tax positions of prior years	8.2	3.1	—
Additions for tax positions of prior years resulting from the Enodis acquisition	—	—	34.5
Reductions for tax positions of prior years	(8.1)	(15.8)	—
Reductions based on settlements with taxing authorities	—	(7.0)	—
Reductions for lapse of statute	(1.7)	(13.6)	(0.8)
Balance at end of year	$45.2	$42.3	$66.2

Substantially all of the company’s unrecognized tax benefits as of December 31, 2010, 2009 and 2008, if recognized, would affect the effective tax rate.

It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months.  Settlement of these matters is not expected to have a material effect on the company’s consolidated results of operations, financial positions, or cash flows.

14. Earnings Per Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	2010	2009	2008
Basic weighted average common shares outstanding	130,581,040	130,268,670	129,930,749
Effect of dilutive securities - stock options and restricted stock	—	—	1,699,466
Diluted weighted average common shares outstanding	130,581,040	130,268,670	131,630,215

For the years ended December 31, 2010 and 2009, the total number of potential dilutive options was 1.9 million and 0.5 million, respectively.  However, these options were not included in the computation of diluted net loss per common share for the year since to do so would decrease the loss per share.  For the years ended December 31, 2010, 2009 and 2008, 1.9 million, 3.4 million, and 1.0 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

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

The amount and timing of the quarterly dividend is determined by the Board of Directors at its regular meetings each year.  On October 26, 2009, the Board of Directors unanimously adopted a resolution switching the company’s quarterly common stock cash dividend to an annual common stock cash dividend.  Beginning in October 2010, and in its regular fall meetings each year thereafter, the Board of Directors will determine the amount, if any, and timing of the annual dividend for that year.  In the year ended December 31, 2010, the company paid an annual dividend of $0.08 per share in the fourth quarter.  In the years ended December 31, 2009 and 2008, the company paid a quarterly dividend of $0.02 in cash for each quarter for a cumulative dividend of $0.08 per share in 2009 and 2008.

Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of December 31, 2010, the company had purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2010, 2009 or 2008.

The components of accumulated other comprehensive income as of December 31, 2010 and 2009 are as follows:

	2010	2009
Foreign currency translation	$62.7	$96.0
Derivative instrument fair market value, net of income taxes of $(4.6) and $(1.3)	(8.6)	(2.5)
Employee pension and postretirement benefit adjustments, net of income taxes of $(23.8) and $(17.1)	(44.2)	(31.7)
	$9.9	$61.8

16. Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period.  The company granted options to acquire 1.4 million and 2.1 million shares of stock to officers, directors, including non-employee directors and employees during 2010 and 2009, respectively.  The stock option grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date.  All other stock option grants become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  In addition, the company issued 0.5 and 0.2 million shares of restricted stock during 2010 and 2009 respectively.  The restrictions on all shares of restricted stock expire on the third anniversary of the grant date.

The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.

The company recognized $6.6 million ($4.1 million after taxes), $5.3 million ($3.3 million after taxes) and $6.5 million ($4.0 million after taxes) of compensation expense associated with stock options for the years ended December 31, 2010, 2009 and 2008, respectively.

The company recognized $2.6 million ($1.6 million after taxes), $1.5 million ($0.9 million after taxes) and $1.9 million ($1.2 million after taxes) of compensation expense associated with restricted stock for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The 2004 Non-Employee Director Stock and Awards Plan (2004 Director Stock Plan) was approved by the shareholders of the company during the 2004 annual meeting and it replaced the 1999 Stock Plan.  Stock-based awards may take the form of stock options, restricted stock, or restricted stock units.  The total number of shares of the company’s common stock originally available for awards under the 2004 Stock Plan was 0.9 million (adjusted for all stock splits since the plan’s inception and is subject to further adjustments for stock splits, stock dividends and certain other transactions or events in the future).  Stock options awarded under the plan are granted at an exercise price equal to the market price of the common stock at the date of grant and vest immediately and expire ten years subsequent to the grant date.  Restrictions on restricted stock awarded to date under the plan lapse on the third anniversary of the award date.

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

A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price):

		Weighted
		Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Options outstanding as of January 1, 2009	4.3	$18.21
Granted	2.1	4.41
Exercised	(0.2)	6.75
Cancelled	(0.2)	17.69
Options outstanding as of December 31, 2009	6.0	$13.67
Granted	1.4	11.35
Exercised	(0.2)	7.11
Cancelled	(0.1)	14.20
Options outstanding as of December 31, 2010	7.1	$13.29	$27.0

Options exercisable as of:
January 1, 2009	1.9	$11.05
December 31, 2009	2.7	$14.36
December 31, 2010	3.1	$15.93	$8.2

The outstanding stock options at December 31, 2010 have a range of exercise prices of $4.23 to $47.84 per option.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2010 (in millions, except weight average remaining contractual life and weighted average exercise price):

Range of Exercise Price	Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price

$4.23 - $6.00	2.1	7.8	$4.43	0.2	$4.71
$6.01 - $7.00	0.4	1.8	6.31	0.4	6.31
$7.01 - $9.00	0.4	2.5	7.86	0.4	7.86
$9.01 - $10.20	0.5	4.3	10.13	0.6	10.13
$10.21 - $18.00	1.7	8.2	11.19	0.3	10.48
$18.01 - $25.00	0.4	5.2	18.87	0.3	18.88
$25.01 - $27.50	0.5	5.3	26.11	0.4	26.10
$27.51 - $29.52	0.6	6.2	29.51	0.4	29.51
$35.97 - $47.84	0.5	7.0	38.97	0.1	38.94
	7.1	6.5	$13.29	3.1	$15.93

The company continues to use the Black-Scholes valuation model to value stock options.  The company used its historical stock prices as the basis for its volatility assumption.  The assumed risk-free rates were based on ten-year U.S. Treasury rates in effect at the time of grant.  The expected option life represents the period of time that the options granted are expected to be outstanding and is based on historical experience.

As of December 31, 2010, the company has $11.4 million of unrecognized compensation expense related to stock options which will be recognized over the next five years.

As of December 31, 2010, the company has $5.6 million of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

The weighted average fair value of options granted per share during the years ended December 31, 2010, 2009 and 2008 was $5.19, $1.89 and $15.34 respectively.  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2010	2009	2008

Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	2.9%	2.2%	4.4%
Expected volatility	50.0%	43.0%	35.0%
Expected dividend yield	1.1%	0.3%	0.3%

For the years ended December 31, 2010, 2009 and 2008 the total intrinsic value of stock options exercised was $0.6 million, $0.5 million and $13.8 million, respectively.

17. Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated remaining cost to complete the clean up of this site is approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at December 31, 2010 and 2009 is $0.6 and $0.8 million, respectively.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potential responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

As of December 31, 2010, the company also held reserves for environmental matters related to Enodis locations of approximately $1.2 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of December 31, 2010, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2010, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at December 31, 2010 were $27.8 million; $7.8 million was reserved specifically for actual cases and $20.0 million for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2010 and December 31, 2009, the company had reserved $99.9 million and $113.1 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

18. Guarantees

The company periodically enters into transactions with crane customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at December 31, 2010 and December 31, 2009, was $57.6 million and $72.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2010 and December 31, 2009, was $79.2 million and $80.6 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2015.

During the years ended December 31, 2010 and 2009, the company sold $0.6 million and $6.1 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions are reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2010 and 2009 customers have paid $4.6 million and $11.5 million, respectively, of the notes to the third party financing companies.  As of December 31, 2010 and 2009, the outstanding balance of the notes receivables guaranteed by the company was $4.8 million and $9.0 million, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties. If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the years ended December 31, 2010 and 2009:

(in millions)	2010	2009
Balance at beginning of period	$113.1	$122.4
Accruals for warranties issued during the period	50.5	75.0
Settlements made (in cash or in kind) during the period	(60.9)	(85.5)
Currency translation	(2.8)	1.2
Balance at end of period	$99.9	$113.1

19. Restructuring

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted the company’s tower crane product sales.  As a result of the continued worldwide decline in crane sales during the year ended December 31, 2009, the company recorded an additional $29.0 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  The restructuring plans will reduce the Crane segment workforce by approximately 40% of 2008 year-end levels.  Due to continued weakness in the Crane segment during 2010, additional reserves of $6.2 million were recorded primarily related to our French operations.  These charges were partially offset by $3.7 million of reductions to the reserve based on updated estimates as production outlooks improved in other locations in Europe.   As of December 31, 2010, $43.1 million of benefit payments had been made with respect to the workforce reductions.

The following is a rollforward of all restructuring activities relating to the Crane segment for the years ended December 31, 2010 and 2009:

(in millions)	Restructuring Reserve Balance as of 12/31/09	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of 12/31/10

Involuntary employee terminations and related costs	$29.9	$6.2	$(22.9)	$(3.7)	$9.5

(in millions)	Restructuring Reserve Balance as of 12/31/08	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of 12/31/09

Involuntary employee terminations and related costs	$21.1	$29.0	$(20.2)	$29.9

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

In addition, $16.8 million of the Enodis acquisition related reserves were utilized during the year ended December 31, 2010.  As of December 31, 2010 the balance of these reserves was $28.1 million. In addition, excess reserves of $2.7 million were reversed to goodwill in 2010.  See further detail related to the restructuring activities at Note 3, “Acquisitions.”

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

The Manitowoc 401(k) Retirement Plan allows employees to make both pre- and post-tax elective deferrals, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Tax Code”).  The company also has the right to make the following additional contributions: (1) a matching contribution based upon individual employee deferrals; (2) an economic value added (“EVA®”) based company contribution; and (3) an additional non-EVA-based company contribution.  Each participant in the Manitowoc 401(k) Retirement Plan is allowed to direct the investment of that participant’s account among a diverse mix of investment funds, including a company stock alternative.  To the extent that any funds are invested in company stock, that portion of the Manitowoc 401(k) Retirement Plan is an employee stock ownership plan, as defined under the Tax Code (an “ESOP”).

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

The company’s executives are not eligible to participate in the Manitowoc Retirement Savings Plan.   Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $0.3 million, $13.3 million and $28.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Program A is accounted for as a plan which does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $2.1 million at December 31, 2010 and $2.2 million at December 31, 2009.    These amounts are offset in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Program B is accounted for as a plan which permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, included in other non-current assets, and obligation, included in other non-current liabilities, were both $12.0 million at December 31, 2010 and $12.6 million at December 31, 2009.  The net impact on the Consolidated Statements of Operations was $0 for the years ended December 31, 2010, 2009 and 2008.

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

The components of period benefit costs for the years ended December 31, 2010, 2009 and 2008 are as follows:

	US Pension Plans			Non-US Pension Plans			Postretirement Health and Other
(in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service cost - benefits earned during the year	$0.6	$0.6	$0.1	$1.9	$1.8	$1.9	$0.8	$0.8	$0.8
Interest cost of projected benefit obligation	10.3	10.4	7.8	11.2	11.6	5.0	3.6	3.6	3.2
Expected return on assets	(9.3)	(9.4)	(7.2)	(9.5)	(10.4)	(4.1)	—	—	—
Amortization of actuarial net (gain) loss	0.2	0.3	—	0.2	—	—	0.3	0.1	—
Curtailment gain recognized	—	—	—	(0.2)	(1.0)	—	—	—	—
Settlement gain recognized	—	—	—	0.2	0.5	0.1	—	—	—
Special termination benefit	—	—	—	—	—	—	—	—	—
Net periodic benefit cost	$1.8	$1.9	$0.7	$3.8	$2.5	$2.9	$4.7	$4.5	$4.0
Weighted average assumptions:
Discount rate	6.00%	6.20%	6.61%	5.62%	6.25%	6.14%	5.99%	6.23%	6.52%
Expected return on plan assets	6.10%	5.80%	5.92%	5.50%	6.13%	5.95%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	4.41%	4.19%	4.18%	3.00%	4.00%	4.00%

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

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2010 and 2009.

	US Pension Plans		Non-US Pension Plans		Postretirement Health and Other
(in millions)	2010	2009	2010	2009	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning of year	$175.6	$172.8	$209.3	$185.2	$63.0	$60.8
Service cost	0.6	0.6	1.9	1.8	0.8	0.8
Interest cost	10.3	10.4	11.2	11.6	3.6	3.7
Participant contributions	—	—	0.1	0.2	2.4	2.0
Plan curtailments	—	—	(0.5)	(3.1)	—	—
Plan settlements	—	—	—	—	—	—
Plan amendments	—	—	1.4	—	—	—
Net transfer in/(out)	—	—	(0.3)	(7.1)	—	—
Actuarial loss (gain)	20.1	4.2	(1.0)	21.7	2.1	2.0
Currency translation adjustment	—	—	(8.3)	15.0	0.1	0.2
Benefits paid	(9.3)	(12.4)	(13.7)	(16.0)	(8.1)	(6.5)
Benefit obligation, end of year	197.3	175.6	200.1	209.3	63.9	63.0
Change in Plan Assets
Fair value of plan assets, beginning of year	156.2	165.6	183.0	159.9	—	—
Actual return on plan assets	14.5	1.1	4.7	16.8	—	—
Employer contributions	1.8	1.9	3.2	7.5	5.7	4.5
Participant contributions	—	—	0.1	0.1	2.4	2.0
Plan settlements	—	—	—	—	—	—
Currency translation adjustment	—	—	(13.7)	14.7	—	—
Net transfer in/(out)	—	—	—	—	—	—
Benefits paid	(9.3)	(12.4)	(6.4)	(16.0)	(8.1)	(6.5)
Fair value of plan assets, end of year	163.2	156.2	170.9	183.0	—	—
Funded status	$(34.1)	$(19.4)	$(29.2)	$(26.3)	$(63.9)	$(63.0)
Amounts recognized in the Consolidated Balance sheet at December 31
Pension asset	$—	$—	$3.6	$1.4	$—	$—
Pension obligation	(34.1)	(19.4)	(32.8)	(27.7)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(63.9)	(63.0)
Net amount recognized	$(34.1)	$(19.4)	$(29.2)	$(26.3)	$(63.9)	$(63.0)
Weighted-Average Assumptions
Discount rate	5.40%	6.00%	5.33%	5.62%	5.38%	5.99%
Expected return on plan assets	6.10%	5.80%	5.50%	6.13%	N/A	N/A

Amounts recognized in accumulated other comprehensive income as of December 31, 2010 and 2009, consist of the following:

	Pensions		Postretirement Health and Other
(in millions)	2010	2009	2010	2009
Net actuarial gain (loss)	$(58.1)	$(41.1)	$(9.7)	$(7.9)
Prior service credit	(1.2)	0.2	—	—
Total amount recognized	$(59.3)	$(40.9)	$(9.7)	$(7.9)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $2.1 million for the pension and $0.3 million for the postretirement health and other plans.

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010.  The rate was assumed to decrease gradually to 5.0% for 2019 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The following table summarizes the sensitivity of our December 31, 2010 retirement obligations and 2011 retirement benefit costs of our plans to changes in the key assumptions used to determine those results:

Change in assumption:	Estimated increase (decrease) in 2011 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2010	Estimated increase (decrease) in Other Postretirement Benefit costs	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2010
0.50% increase in discount rate	$(1.3)	$(24.6)	$(0.1)	$(2.8)
0.50% decrease in discount rate	1.5	27.0	0.2	3.0
0.50% increase in long-term return on assets	(1.6)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	1.6	N/A	N/A	N/A
1% increase in medical trend rates	N/A	N/A	0.9	5.5
1% decrease in medical trend rates	N/A	N/A	(0.5)	(4.8)

It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the U.S. pension plans at December 31, 2010 and 2009, by asset category are as follows:

	2010	2009
Equity	15.4%	14.0%
Fixed income	84.1	86.0
Other	0.5	—
	100.0%	100.0%

The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2010 and 2009, by asset category are as follows:

	2010	2009
Equity	15.3%	28.0%
Fixed income	25.1	62.0
Other	59.6	10.0
	100.0%	100.0%

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

The actual allocations for the pension assets at December 31, 2010, and target allocations by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity Securities	10-60%	0-50%	15%	15%
Debt Securities	40-90%	0-60%	84%	25%
Other	0%	0-100%	1%	60%

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

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2010. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$1.5	$—	$—	$1.5
Insurance group annuity contracts	—	—	101.2	101.2
Common/collective trust funds — Government debt	—	19.9	—	19.9
Common/collective trust funds — Corporate and other non-government debt	—	40.6	—	40.6
Common/collective trust funds — Government, corporate and other non-government debt	—	65.5	—	65.5
Common/collective trust funds — Corporate equity	—	51.2	—	51.2
Common/collective trust funds — Customized strategy	—	31.3	—	31.3
Other	—	22.9	—	22.9

Total	$1.5	$231.4	$101.2	$334.1

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

A reconciliation of the fair values measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

(in millions)	Insurance Contracts
Balance, December 31, 2009	$16.0
Purchase of annuity	97.8
Actual return on assets	(6.6)
Benefit payments	(6.0)
Balance, December 31, 2010	$101.2

In conjunction with the Enodis acquisition and effective as of December 31, 2008, the company merged all but one of the Enodis U.S. pension plans into the Manitowoc U.S. merged pension plan.  The final unmerged plan continued to accrue benefits for the enrolled participants through 2010 until benefits were frozen and the plan was merged into the U.S. merged pension plan.

The expected 2011 contributions for the U.S. pension plans are as follows: the minimum contribution for 2011 is $2.1 million; the discretionary contribution is $0 million; and the non-cash contribution is $0.  The expected 2011 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2011 is $2.8 million; the discretionary contribution is $0; and the non-cash contribution is $0.  Expected company paid claims for the postretirement health and life insurance plans are $4.7 million for 2011.  Projected benefit payments from the plans as of December 31, 2010 are estimated as follows:

(in millions)	U.S Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other
2011	$9.6	$10.9	$4.7
2012	9.8	11.3	4.8
2013	10.3	11.8	5.0
2014	10.6	12.5	5.2
2015	11.1	13.2	5.4
2016 — 2020	63.5	78.8	28.3

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2010 and 2009 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
(in millions)	2010	2009	2010	2009
Projected benefit obligation	$197.3	$175.6	$164.4	$173.9
Accumulated benefit obligation	197.3	175.6	162.1	170.6
Fair value of plan assets	163.2	156.1	131.6	146.2

The accumulated benefit obligation for all U.S. pension plans as of December 31, 2010 and 2009 was $197.3 million and $175.6  million, respectively.  The accumulated benefit obligation for all non-U.S. pension plans as of December 31, 2010 and 2009 was $196.5 million and $204.5 million, respectively.

The measurement date for all plans is December 31, 2010.

The company also maintains a target benefit plan for certain executive officers of the company.  Expenses related to the plan in the amount of $0.9 million, $1.3 million and $4.1 million were recorded in 2010, 2009 and 2008, respectively.  Amounts accrued as of December 31, 2010 and 2009 related to this plan were $19.6 million and $18.7 million, respectively.

21. Leases

The company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $39.9 million, $42.7 million and $33.9 million in 2010, 2009 and 2008, respectively.  Future minimum rental obligations under non-

cancelable operating leases, as of December 31, 2011, are payable as follows:

(in millions)
2011	$40.0
2012	32.5
2013	26.8
2014	20.5
2015	17.1
Thereafter	29.2
Total	$166.1

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

Our Foodservice equipment business designs, manufactures and sells primary cooking and warming equipment; ice-cube machines, ice flaker machines and storage bins; refrigerator and freezer equipment; warewashing equipment; beverage dispensers and related products; serving and storage equipment; and food-preparation equipment.  Our suite of products is used by commercial and institutional foodservice operators such as full service restaurants, quick service restaurant (QSR) chains, hotels, industrial caterers, supermarkets, convenience stores, hospitals, schools and other institutions.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, interest expense and income tax expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2010, 2009 and 2008 is as follows.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segments operating earnings for each year below.

(in millions)	2010	2009	2008
Net sales from continuing operations:
Crane	$1,748.6	$2,285.0	$3,882.9
Foodservice	1,393.1	1,334.8	596.3
Total	$3,141.7	$3,619.8	$4,479.2

Operating earnings (loss) from continuing operations:
Crane	$89.8	$145.0	$555.6
Foodservice	202.3	167.2	57.8
Corporate	(41.2)	(44.4)	(51.7)
Amortization expense	(38.3)	(38.4)	(11.4)
Goodwill impairment	—	(548.8)	—
Intangible asset impairment	—	(146.4)	—
Restructuring expense	(3.8)	(39.6)	(21.7)
Integration expense	—	(3.6)	(7.6)
Loss on sale of product lines	(2.0)	(3.4)	—
Other expense	(0.3)	—	—
Total	$206.5	$(512.4)	$521.0

Capital expenditures:
Crane	$21.9	$51.5	$129.4
Foodservice	12.2	15.1	10.5
Corporate	2.0	2.6	10.0
Total	$36.1	$69.2	$149.9

Total depreciation:
Crane	$56.5	$55.3	$66.3
Foodservice	27.8	29.8	11.8
Corporate	2.9	2.8	1.5
Total	$87.2	$87.9	$79.6

Total assets:
Crane	$1,594.4	$1,738.4	$2,223.7
Foodservice	2,200.2	2,279.5	3,389.4
Corporate	214.7	260.8	473.0
Total	$4,009.3	$4,278.7	$6,086.1

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
(in thousands)	2010	2009	2008	2010	2009
United States	$1,360.6	$1,739.6	$1,879.4	$363.9	$425.2
Other North America	142.0	143.6	120.1	7.2	7.2
Europe	749.2	826.3	1,444.2	204.1	264.6
Asia	307.8	279.1	374.6	73.9	76.4
Middle East	168.7	274.6	314.0	1.7	1.8
Central and South America	203.0	155.0	118.4	0.3	0.3
Africa	69.5	88.9	82.8	—	—
South Pacific and Caribbean	11.7	24.6	13.9	5.0	5.2
Australia	129.2	88.1	131.8	2.3	1.2
Total	$3,141.7	$3,619.8	$4,479.2	$658.4	$781.9

Net sales from continuing operations and long-lived asset information for Europe primarily relate to France, Germany and the United Kingdom.

23. Subsidiary Guarantors of Senior Notes due 2013, Senior Notes due 2018 and Senior Notes due 2020

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2013, the Senior Notes due 2018, and the Senior Notes due 2020 which include substantially all of the domestic, wholly-owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the Parent, which do not guarantee the Senior Notes due 2013, the Senior Notes due 2018, and the Senior Notes due 2020 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the Parent.

The results of the Kysor/Warren and Kysor Warren de Mexico businesses have been classified as discontinued operations for all periods presented in the following condensed consolidating financial information (see Note 4, “Discontinued Operations”).

Certain revisions have been made to the prior year presentation of parent, subsidiary guarantors and non-guarantor subsidiaries operating, investing and financing cash flows (related entirely to the classification of changes in intercompany activity within the consolidating statement of cash flows) to conform to the current year presentation.  Consolidated prior year cash flows from operating, investing and financing activities have not changed.

The revisions impacted the previously reported cash flow statements as follows:

2009 - Parent: cash flows from operating activities decreased $49.7 million; cash flows from investing activities increased $122.3 million; cash flows from financing activities decreased $72.6 million.

Subsidiary guarantors: cash flows from operating activities increased $521.3 million; cash flows from investing activities decreased $425.3 million; cash flows from financing activities decreased $96.0 million.

Non-guarantor subsidiaries: cash flows from operating activities decreased $470.7 million; cash flows from investing activities increased $352.7 million; cash flows from financing activities decreased $118.9 million.

2008 - Parent: cash flows from operating activities increased $39.3 million; cash flows from investing activities decreased $228.7 million; cash flows from financing activities increased $189.3 million.

Subsidiary guarantors: cash flows from operating activities decreased $84.7 million; cash flows from investing activities decreased $2,932.2 million; cash flows from financing activities increased $3,016.9 million.

Non-guarantor subsidiaries: cash flows from operating activities increased $42.5 million; cash flows from investing activities decreased $298.1 million; cash flows from financing activities increased $252.7 million.

In addition, the company revised the 2009 condensed consolidated statement of operations to correct the classification of approximately $27 million of provision (benefit) for taxes on earnings between guarantor subsidiaries (decrease provision for taxes) and non-guarantor subsidiaries (decrease benefit for taxes).  The consolidated statement of operations did not change.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,803.7	$1,731.6	$(393.6)	$3,141.7
Costs and expenses:
Cost of sales	—	1,348.3	1,421.6	(393.6)	2,376.3
Engineering, selling and administrative expenses	39.8	216.0	258.7	—	514.5
Amortization expense	—	29.9	8.4	—	38.3
Loss on disposition of property	—	1.6	0.4	—	2.0
Restructuring expense	—	0.2	3.6	—	3.8
Other expense	—	0.3	—	—	0.3
Equity in (earnings) loss of subsidiaries	(29.3)	(28.2)	—	57.5	—
Total costs and expenses	10.5	1,568.1	1,692.7	(336.1)	2,935.2

Operating earnings (loss) from continuing operations	(10.5)	235.6	38.9	(57.5)	206.5

Other income (expense):
Interest expense	(166.3)	(2.1)	(6.6)	—	(175.0)
Amortization of deferred financing fees	(22.0)	—	—	—	(22.0)
Loss on debt extinguishment	(44.0)	—	—	—	(44.0)
Management fee income (expense)	37.3	(48.4)	11.1	—	—
Other income (expense)-net	68.2	(67.4)	(10.9)	—	(10.1)
Total other income (expense)	(126.8)	(117.9)	(6.4)	—	(251.1)

Earnings (loss) from continuing operations before taxes on earnings	(137.3)	117.7	32.5	(57.5)	(44.6)
Provision (benefit) for taxes on earnings	(63.9)	28.2	59.6	—	23.9
Earnings (loss) from continuing operations	(73.4)	89.5	(27.1)	(57.5)	(68.5)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.8)	(6.8)	—	(7.6)
Net earnings (loss)	(73.4)	88.7	(33.9)	(57.5)	(76.1)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.7)	—	(2.7)
Net earnings (loss) attributable to Manitowoc	$(73.4)	$88.7	$(31.2)	$(57.5)	$(73.4)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,114.7	$1,994.6	$(489.5)	$3,619.8
Costs and expenses:
Cost of sales	—	1,631.7	1,680.0	(489.5)	2,822.2
Engineering, selling and administrative expenses	41.3	211.2	277.3	—	529.8
Amortization expense	—	30.6	7.8	—	38.4
Goodwill and intangible asset impairment	—	443.3	251.9	—	695.2
Integration expense	—	3.5	0.1	—	3.6
Loss on disposition of property	—	—	3.4	—	3.4
Restructuring expense	—	11.3	28.3	—	39.6
Equity in (earnings) loss of subsidiaries	640.8	(36.6)	—	(604.2)	—
Total costs and expenses	682.1	2,295.0	2,248.8	(1,093.7)	4,132.2

Operating earnings (loss) from continuing operations	(682.1)	(180.3)	(254.2)	604.2	(512.4)

Other income (expense):
Interest expense	(160.5)	(1.2)	(12.3)	—	(174.0)
Amortization of deferred financing fees	(28.8)	—	—	—	(28.8)
Loss on debt extinguishment	(9.2)	—	—	—	(9.2)
Management fee income (expense)	38.8	(68.3)	29.5	—	—
Other income (expense)-net	100.0	(74.3)	(8.6)	—	17.1
Total other income (expense)	(59.7)	(143.8)	8.6	—	(194.9)

Earnings (loss) from continuing operations before taxes on earnings	(741.8)	(324.1)	(245.6)	604.2	(707.3)
Provision (benefit) for taxes on earnings*	(37.6)	(12.3)	(9.0)	—	(58.9)
Earnings (loss) from continuing operations	(704.2)	(311.8)	(236.6)	604.2	(648.4)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(1.9)	(32.2)	—	(34.1)
Gain (loss) on sale of discontinued operations, net of income taxes	—	0.8	(25.0)	—	(24.2)
Net earnings (loss)	(704.2)	(312.9)	(293.8)	604.2	(706.7)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.5)	—	(2.5)
Net earnings (loss) attributable to Manitowoc	$(704.2)	$(312.9)	$(291.3)	$604.2	$(704.2)

* See discussion of revisions at introductory paragraphs of this note.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,475.6	$2,686.7	$(683.1)	$4,479.2
Costs and expenses:
Cost of sales	—	1,996.2	2,152.5	(683.1)	3,465.6
Engineering, selling and administrative expenses	53.8	176.2	221.9	—	451.9
Amortization expense	—	6.2	5.2	—	11.4
Integration expense	—	7.6	—	—	7.6
Restructuring expense	—	0.1	21.6	—	21.7
Equity in (earnings) loss of subsidiaries	(212.3)	(148.0)	—	360.3	—
Total costs and expenses	(158.5)	2,038.3	2,401.2	(322.8)	3,958.2

Operating earnings (loss) from continuing operations	158.5	437.3	285.5	(360.3)	521.0

Other income (expense):
Interest expense	(32.8)	(1.0)	(17.8)	—	(51.6)
Amortization of deferred financing fees	(2.5)	—	—	—	(2.5)
Loss on debt extinguishment	(4.1)	—	—	—	(4.1)
Loss on purchase price hedges	(379.4)	—	—	—	(379.4)
Management fee income (expense)	52.0	(44.6)	(7.4)	—	—
Other income (expense)-net	101.4	(29.5)	(74.9)	—	(3.0)
Total other income (expense)	(265.4)	(75.1)	(100.1)	—	(440.6)

Earnings (loss) from continuing operations before taxes on earnings	(106.9)	362.2	185.4	(360.3)	80.4
Provision (benefit) for taxes on earnings	(116.9)	56.3	41.2	—	(19.4)
Earnings (loss) from continuing operations	10.0	305.9	144.2	(360.3)	99.8

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(139.9)	(4.9)	—	(144.8)
Gain (loss) on sale of discontinued operations, net of income taxes	—	53.1	—	—	53.1
Net earnings (loss)	10.0	219.1	139.3	(360.3)	8.1
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(1.9)	—	(1.9)
Net earnings (loss) attributable to Manitowoc	$10.0	$219.1	$141.2	$(360.3)	$10.0

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$5.3	$19.7	$58.7	$—	$83.7
Marketable securities	2.7	—	—	—	2.7
Restricted cash	8.4	—	1.0	—	9.4
Accounts receivable — net	0.1	—	255.0	—	255.1
Intercompany Interest Receivable	75.4	3.5	—	(78.9)	—
Inventories — net	—	221.3	335.7	—	557.0
Deferred income taxes	100.9	—	30.4	—	131.3
Other current assets	4.0	6.7	47.0	—	57.7
Current assets of discontinued operations	—	—	63.7	—	63.7
Total current assets	196.8	251.2	791.5	(78.9)	1,160.6

Property, plant and equipment — net	9.7	276.8	279.3	—	565.8
Goodwill	—	959.0	214.2	—	1,173.2
Other intangible assets — net	—	684.6	208.9	—	893.5
Intercompany long-term notes receivable	1,524.5	632.5	869.0	(3,026.0)	—
Intercompany accounts receivable	—	821.4	1,982.0	(2,803.4)	—
Other non-current assets	69.5	10.8	12.3	—	92.6
Long-term assests of discontinued operations	—	—	123.6	—	123.6
Investment in affiliates	3,944.4	3,483.9	—	(7,428.3)	—
Total assets	$5,744.9	$7,119.5	$4,481.5	$(13,336.6)	$4,009.3

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$61.1	$336.8	$378.2	$—	$776.1
Short-term borrowings and current portion of long-term debt	26.0	0.6	35.2	—	61.8
Intercompany interest payable	3.1	73.4	2.4	(78.9)	—
Product warranties	—	45.8	40.9	—	86.7
Customer advances	—	7.8	41.1	—	48.9
Product liabilities	—	22.5	5.3	—	27.8
Current liabilities of discontinued operation	—	—	24.2	—	24.2
Total current liabilities	90.2	486.9	527.3	(78.9)	1,025.5

Non-Current Liabilities:
Long-term debt, less current portion	1,924.2	4.3	7.1	—	1,935.6
Deferred income taxes	202.2	—	11.1	—	213.3
Pension obligations	28.6	13.7	22.1	—	64.4
Postretirement health and other benefit obligations	56.2	—	3.7	—	59.9
Long-term deferred revenue	—	8.2	19.6	—	27.8
Intercompany long-term note payable	183.4	1,447.5	1,395.1	(3,026.0)	—
Intercompany accounts payable	2,642.9	119.5	41.0	(2,803.4)	—
Other non-current liabilities	135.3	25.1	25.3	—	185.7
Long-term liabilities of discontinued operations	—	—	18.6	—	18.6
Total non-current liabilities	5,172.8	1,618.3	1,543.6	(5,829.4)	2,505.3

Equity
Manitowoc stockholder’s equity	481.9	5,014.3	2,414.0	(7,428.3)	481.9
Noncontrolling interest	—	—	(3.4)	—	(3.4)
Total equity	481.9	5,014.3	2,410.6	(7,428.3)	478.5
Total liabilities and equity	$5,744.9	$7,119.5	$4,481.5	$(13,336.6)	$4,009.3

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$18.0	$7.0	$78.7	$—	$103.7
Marketable securities	2.6	—	—	—	2.6
Restricted cash	5.1	—	1.4	—	6.5
Accounts receivable — net	0.4	10.0	284.4	—	294.8
Intercompany Interest Receivable	47.6	3.2	—	(50.8)	—
Inventories — net	—	188.4	392.9	—	581.3
Deferred income taxes	109.6	—	32.4	—	142.0
Other current assets	27.5	6.4	50.2	—	84.1
Current assets of discontinued operations	—	—	44.9	—	44.9
Total current assets	210.8	215.0	884.9	(50.8)	1,259.9

Property, plant and equipment — net	11.3	291.0	338.8	—	641.1
Goodwill	—	956.0	219.9	—	1,175.9
Other intangible assets — net	—	714.4	212.4	—	926.8
Intercompany long-term notes receivable	1,658.6	483.1	1,214.8	(3,356.5)	—
Intercompany accounts receivable	—	1,186.0	1,372.0	(2,558.0)	—
Other non-current assets	108.0	15.5	17.3	—	140.8
Long-term assests of discontinued operations	—	—	134.2	—	134.2
Investment in affiliates	3,907.6	3,411.9	—	(7,319.5)	—
Total assets	$5,896.3	$7,272.9	$4,394.3	$(13,284.8)	$4,278.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$47.5	$316.4	$418.5	$—	$782.4
Short-term borrowings and current portion of long-term debt	105.2	0.7	39.0	—	144.9
Intercompany interest payable	3.2	45.4	2.2	(50.8)	—
Product warranties	—	49.5	46.5	—	96.0
Customer advances	—	30.5	40.5	—	71.0
Product liabilities	—	21.7	6.3	—	28.0
Current liabilities of discontinued operation	—	—	19.9	—	19.9
Total current liabilities	155.9	464.2	572.9	(50.8)	1,142.2

Non-Current Liabilities:
Long-term debt, less current portion	2,008.4	5.1	14.0	—	2,027.5
Deferred income taxes	216.1	—	(20.1)	—	196.0
Pension obligations	10.9	13.6	22.9	—	47.4
Postretirement health and other benefit obligations	55.7	—	3.1	—	58.8
Long-term deferred revenue	—	5.5	26.3	—	31.8
Intercompany long-term note payable	183.4	2,088.8	1,084.3	(3,356.5)	—
Intercompany accounts payable	2,558.0	—	—	(2,558.0)	—
Other non-current liabilities	100.0	21.3	27.5	—	148.8
Long-term liabilities of discontinued operations	—	—	19.0	—	19.0
Total non-current liabilities	5,132.5	2,134.3	1,177.0	(5,914.5)	2,529.3

Equity
Manitowoc stockholder’s equity	607.9	4,674.4	2,645.1	(7,319.5)	607.9
Noncontrolling interest	—	—	(0.7)	—	(0.7)
Total equity	607.9	4,674.4	2,644.4	(7,319.5)	607.2
Total liabilities and equity	$5,896.3	$7,272.9	$4,394.3	$(13,284.8)	$4,278.7

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2010

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(34.6)	$139.3	$98.2	$—	$202.9
Cash provided by (used for) operating activities of discontinued operations	—	(0.8)	7.2	—	6.4
Net cash provided by (used for) operating activities	$(34.6)	$138.5	$105.4	$—	$209.3

Cash Flows from Investing:
Capital expenditures	$(0.9)	$(16.2)	$(19.0)	$—	$(36.1)
Proceeds from sale of property, plant and equipment	—	1.1	18.3	—	19.4
Restricted cash	(3.3)	—	0.3	—	(3.0)
Business acquisition, net of cash acquired	—	—	(4.8)	—	(4.8)
Proceeds from sale of parts or product lines	0.5	—	3.3	—	3.8
Intercompany investments	203.8	(66.4)	(26.2)	(111.2)	—
Net cash provided by (used for) investing activities of continuing operations	200.1	(81.5)	(28.1)	(111.2)	(20.7)
Net cash provided by (used for) investing activities of discontinued operations	—	—	(4.2)	—	(4.2)
Net cash provided by (used for) investing activities	$200.1	$(81.5)	$(32.3)	$(111.2)	$(24.9)

Cash Flows from Financing:
Payments on long-term debt	$(1,165.7)	$(10.6)	$(74.5)	$—	$(1,250.8)
Proceeds from long-term debt	1,000.0	10.0	53.0	—	1,063.0
Proceeds on revolving credit facility—net	24.2	—	—	—	24.2
Proceeds from securitization	—	101.0	—	—	101.0
Payments on securitization	—	(101.0)	—	—	(101.0)
Proceeds (payments) on notes financing—net	—	(3.2)	(0.9)	—	(4.1)
Debt issue costs	(27.0)	—	—	—	(27.0)
Dividends Paid	(10.6)	—	—	—	(10.6)
Exercises of stock options	0.9	—	—	—	0.9
Intercompany financing	—	(40.5)	(70.7)	111.2	—
Net cash provided by (used for) financing activities of continuing operations	(178.2)	(44.3)	(93.1)	111.2	(204.4)
Net cash provided by (used for) financing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used for) financing activities	(178.2)	(44.3)	(93.1)	111.2	(204.4)

Effect of exchange rate changes on cash	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(12.7)	12.7	(20.0)	—	(20.0)

Balance at beginning of period	18.0	7.0	78.7	—	103.7
Balance at end of period	$5.3	$19.7	$58.7	$—	$83.7

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2009

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(7.8)	$434.3	$(89.1)	$—	$337.4
Cash provided by (used for) operating activities of discontinued operations	—	(9.8)	11.9	—	2.1
Net cash provided by (used for) operating activities*	$(7.8)	$424.5	$(77.2)	$—	$339.5

Cash Flows from Investing:
Capital expenditures	$(2.1)	$(29.3)	$(37.8)	$—	$(69.2)
Proceeds from sale of property, plant and equipment	—	0.3	4.3	—	4.6
Restricted cash	—	—	(1.4)	—	(1.4)
Proceeds from sale of business	—	1.0	148.2	—	149.2
Proceeds from sale of parts or product lines	—	—	15.0	—	15.0
Intercompany investments*	585.0	(346.1)	(189.2)	(49.7)	—
Net cash provided by (used for) investing activities of continuing operations	582.9	(374.1)	(60.9)	(49.7)	98.2
Net cash provided by (used for) investing activities of discontinued operations	—	—	(3.3)	—	(3.3)
Net cash provided by (used for) investing activities	$582.9	$(374.1)	$(64.2)	$(49.7)	$94.9

Cash Flows from Financing:
Payments on long-term debt	$(443.0)	$(3.7)	$(147.1)	$—	$(593.8)
Proceeds from long-term debt	—	9.2	127.1	—	136.3
Payments on revolving credit facility—net	(17.0)	—	—	—	(17.0)
Proceeds (payments) on notes financing—net	—	(3.7)	(1.7)	—	(5.4)
Debt issue costs	(18.1)	—	—	—	(18.1)
Dividends paid	(10.5)	—	—	—	(10.5)
Exercises of stock options	2.0	—	—	—	2.0
Intercompany financing*	(72.6)	(96.0)	118.9	49.7	—
Net cash provided by (used for) financing activities of continuing operations	(559.2)	(94.2)	97.2	49.7	(506.5)
Net cash provided by (used for) financing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used for) financing activities	(559.2)	(94.2)	97.2	49.7	(506.5)

Effect of exchange rate changes on cash	—	—	5.7	—	5.7

Net increase (decrease) in cash and cash equivalents	15.9	(43.8)	(38.5)	—	(66.4)

Balance at beginning of period	2.1	50.8	117.2	—	170.1
Balance at end of period	$18.0	$7.0	$78.7	$—	$103.7

* See discussion of revisions at introductory paragraphs of this note.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2008

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$67.4	$10.0	$206.8	$—	$284.2
Cash provided by (used for) operating activities of discontinued operations	—	26.0	(4.1)	—	21.9
Net cash provided by (used for) operating activities*	$67.4	$36.0	$202.7	$—	$306.1

Cash Flows from Investing:
Capital expenditures	$(3.6)	$(83.8)	$(62.5)	$—	$(149.9)
Proceeds from sale of property, plant and equipment	—	0.7	9.3	—	10.0
Restricted cash	10.5	—	1.1	—	11.6
Business acquisition, net of cash acquired	—	(2,003.9)	(26.7)	—	(2,030.6)
Settlement of hedges related to acquisitions	(379.4)	—	—	—	(379.4)
Proceeds from sale of business	—	118.5	—	—	118.5
Purchase of marketable securities	(0.1)	—	—	—	(0.1)
Intercompany investments*	(2,378.0)	(1,049.3)	(31.6)	3,458.9	—
Net cash provided by (used for) investing activities of continuing operations	(2,750.6)	(3,017.8)	(110.4)	3,458.9	(2,419.9)
Net cash provided by (used for) investing activities of discontinued operations	—	(4.9)	(0.4)	—	(5.3)
Net cash provided by (used for) investing activities	$(2,750.6)	$(3,022.7)	$(110.8)	$3,458.9	$(2,425.2)

Cash Flows from Financing:
Payments on long-term debt	$(301.3)	$0.6	$(393.1)	$—	$(693.8)
Proceeds from long-term debt	2,695.0	—	74.3	—	2,769.3
Proceeds on revolving credit facility—net	—	—	(54.6)	—	(54.6)
Proceeds (payments) on notes financing—net	—	(0.9)	(2.9)	—	(3.8)
Debt issue costs	(90.8)	—	—	—	(90.8)
Dividends Paid	(10.4)	—	—	—	(10.4)
Exercises of stock options	8.5	—	—	—	8.5
Intercompany financing*	189.3	3,016.9	252.7	(3,458.9)	—
Net cash provided by (used for) financing activities of continuing operations	2,490.3	3,016.6	(123.6)	(3,458.9)	1,924.4
Net cash provided by (used for) financing activities of discontinued operations	—	2.5	—	—	2.5
Net cash provided by (used for) financing activities	2,490.3	3,019.1	(123.6)	(3,458.9)	1,926.9

Effect of exchange rate changes on cash	—	—	(4.6)	—	(4.6)

Net increase (decrease) in cash and cash equivalents	(192.9)	32.4	(36.3)	—	(196.8)

Balance at beginning of period	195.0	18.4	153.5	—	366.9
Balance at end of period	$2.1	$50.8	$117.2	$—	$170.1

* See discussion of revisions at introductory paragraphs of this note.

24. Quarterly Financial Data (Unaudited)

The following table presents quarterly financial data for 2010 and 2009:

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$684.4	$819.3	$807.1	$830.9	$996.6	$990.0	$835.1	$798.1
Gross profit	166.4	206.2	200.2	192.6	201.9	228.4	192.8	174.5
Earnings (loss) from continuing operations	(37.5)	16.7	1.3	(25.1)*	(682.9)	3.6	(9.4)	(18.6)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	0.1	0.4	1.9	(10.0)	(34.3)	0.1	1.1	(1.0)
Gain (loss) on sale of discontinued operations, net of income taxes	—	—	—	—	—	(23.2)	(2.6)	1.6
Net earnings (loss)	(23.6)	13.3	0.5	(66.3)	(656.8)	(13.0)	(14.2)	(22.7)
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	(0.4)	(0.8)	(1.0)	(0.5)	(1.0)	(0.7)	(1.5)	0.7
Net earnings (loss) attributable to Manitowoc	$(23.2)	$14.1	$1.5	$(65.8)	$(655.8)	$(12.3)	$(12.7)	$(23.4)

Basic earnings per share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(0.18)	$0.10	$(0.01)	$(0.42)	$(4.81)	$0.08	$(0.09)	$(0.14)
Discontinued operations:
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	—	—	0.02	(0.08)	(0.23)	—	0.01	(0.05)
Gain (loss) on sale of discontinued operations, net of income taxes	—	—	—	—	—	(0.18)	(0.02)	0.01
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.18)	$0.11	$0.01	$(0.50)	$(5.04)	$(0.09)	$(0.10)	$(0.18)

Diluted earnings per share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(0.18)	$0.10	$(0.01)	$(0.42)	$(4.81)	$0.08	$(0.09)	$(0.14)
Discontinued operations:
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	—	—	0.02	(0.08)	(0.23)	—	0.01	(0.05)
Gain (loss) on sale of discontinued operations, net of income taxes	—	—	—	—	—	(0.18)	(0.02)	0.01
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.18)	$0.11	$0.01	$(0.50)	$(5.04)	$(0.09)	$(0.10)	$(0.18)

Dividends per common share	$—	$—	$—	$0.08	$0.02	$0.02	$0.02	$0.02

* Includes the recognition of valuation allowances of $50.8 million for deferred tax assets for net operating loss carryforwards in France and the state of Wisconsin. See Note 13, “Income Taxes.”

25. Disposition of Property

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

26. Subsequent Events

On January 14, 2010 we completed the divestiture of the Kysor/Warren and Kysor/Warren de Mexico (“Kysor/Warren”) businesses, manufacturers of frozen, medium temperature and heated display merchandisers, mechanical refrigeration systems and remote mechanical and electrical houses to Lennox International for approximately $145 million, inclusive of a preliminary working capital adjustment.  We used the net proceeds of approximately $124 million from this sale to further reduce ratably our then outstanding balances of Term Loan A and B.

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

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2010, the company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, the company implemented changes to improve internal controls over financial reporting related to calculations of its provision for income taxes. There have been no other changes in our internal control over financial reporting during the last fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections of the 2011 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2011 Proxy Statement captioned “Compensation of Directors,” “Executive Compensation,” “Report of the Compensation and Benefits Committee on Executive Compensation,” and “Contingent Employment Agreements.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections of the 2011 Proxy Statement captioned “Ownership of Securities” and the subsection captioned “Equity Compensation Plans.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the 2011 Proxy Statement captioned “Governance of the Board and its Committees — Governance of the Company.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2011 Proxy Statement captioned “Other Information — Independent Public Accountants.”

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1)	Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial Statement Schedule for the years ended December 31, 2010, 2009 and 2008

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

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For The Years Ended December 31, 2010, 2009 and 2008

(dollars in millions)

	Balance at Beginning of Year	Acquisition of Business	Charge to Costs and Expenses	Utilization of Reserve	Impact of Foreign Exchange Rates	Balance at end of Year

Year End December 31, 2008
Allowance for doubtful accounts	$27.5	$1.2	$14.7	$(7.0)	$(0.6)	$35.8
Inventory obsolescence reserve	$42.6	$0.9	$48.1	$(21.6)	$(0.9)	$69.1
Deferred tax valuation allowance	$9.8	$30.5	$1.3	$(1.3)	$(0.3)	$40.0

Year End December 31, 2009
Allowance for doubtful accounts	$35.8	$0.1	$26.7	$(17.3)	$1.1	$46.4
Inventory obsolescence reserve	$69.1	$0.1	$48.0	$(30.4)	$2.1	$88.9
Deferred tax valuation allowance	$40.0	$(3.5)	$26.0	$(1.0)	$10.5	$72.0

Year End December 31, 2010
Allowance for doubtful accounts	$46.4	$—	$3.3	$(20.6)	$(1.5)	$27.6
Inventory obsolescence reserve	$88.9	$—	$23.2	$(28.6)	$(3.2)	$80.3
Deferred tax valuation allowance	$72.0	$—	$55.2	$—	$(2.1)	$125.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: March 1, 2011
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

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Glen E. Tellock
Glen E. Tellock, Chairman and Chief Executive Officer	March 1, 2011

/s/ Carl J. Laurino
Carl J. Laurino, Senior Vice President and Chief Financial Officer	March 1, 2011

/s/ Keith D. Nosbusch
Keith D. Nosbusch, Director	March 1, 2011

/s/ Dean H. Anderson
Dean H. Anderson, Director	March 1, 2011

/s/ Robert C. Stift
Robert C. Stift, Director	March 1, 2011

/s/ James L. Packard
James L. Packard, Director	March 1, 2011

/s/ Virgis W. Colbert
Virgis W. Colbert, Director	March 1, 2011

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Director	March 1, 2011

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director	March 1, 2011

/s/ Donald M. Condon, Jr.
Donald M. Condon, Jr.	March 1, 2011

/s/Roy V. Armes
Roy V. Armes	March 1, 2011

THE MANITOWOC COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

INDEX TO EXHIBITS

Exhibit No.	Description	Filed/Furnished Herewith

1.1

Underwriting Agreement dated February 3, 2010 among The Manitowoc Company, Inc., the Guarantors named therein and the underwriters named therein (filed as Exhibit 1.1 to the company’s Current Report on Form 8-K filed on February 4, 2010 and incorporated herein by reference).

1.2

Underwriting Agreement dated October 13, 2010 among The Manitowoc Company, Inc., the Guarantors named therein and the underwriters named therein (filed as Exhibit 1.1) to the company’s Current Report on Form 8-K filed on October 15, 2010 and incorporated herein by reference.

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

4.2(d)

Second Supplemental Indenture, dated as of October 18, 2010, among The Manitowoc Company, Inc., the Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the company’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference.

4.3	Articles III, V, and VIII of the Amended and Restated Articles of Incorporation (see Exhibit 3.1 above)

4.4

Amended and Restated Credit Agreement dated as of August 25, 2008 by and among The Manitowoc Company, Inc., as Borrower, the Subsidiary Borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008), as amended on December 19, 2008, with such amendment filed as Exhibit 4.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and as further amended on June 15, 2009, with such amendment filed as Exhibit 4.1 to the company’s Current Report on Form 8-K, dated June 12, 2009, and as further amended on January 21, 2010, with such amendment filed as Exhibit 4.1 to the company’s Current Report on Form 8-K, dated January 21, 2010, and as further amended on October 7, 2010, with such amendment filed as Exhibit 4.1 to the company’s Current Report on Form 8-K, dated October 7, 2010, all of which are incorporated herein by reference.

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

10.3(a)

Form of Contingent Employment Agreement between the company and the Chief Executive Officer, Glen E. Tellock. (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 23, 2010 and incorporated herein by reference).

10.3(b)**

Form of Contingent Employment Agreement between the company and the following executive officers of the Company: Carl J. Laurino, Maurice D. Jones, Thomas G. Musial, and Dean J. Nolden (filed as Exhibit 10.2 to the company’s Current Report on Form 8-K dated July 23, 2010 and incorporated herein by reference).

10.3(c)**

Form of Contingent Employment Agreement between the company and the following executive officers of the company and certain other employees of the company: Eric P. Etchart, and Michael Kachmer (filed as Exhibit 10.3 to the company’s Current Report on Form 8-K dated July 23, 2010 and incorporated herein by reference).

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

10.8**

The Manitowoc Company, Inc. Incentive Stock Option Agreement with Vesting Provisions (filed as Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference).

10.9**

The Manitowoc Company, Inc. Non-Qualified Stock Option Agreement with Vesting Provisions (filed as Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference).

10.10(a)**

The Manitowoc Company, Inc. Award Agreement for Restricted Stock Awards under The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan, amended February 27, 2007(filed as Exhibit 10.10 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.10(b)**	The Manitowoc Company, Inc. Performance Share Award Agreement.	X(1)

10.11**

The Manitowoc Company, Inc. Award Agreement for the 2004 Non-employee Director Stock and Awards Plan, as amended effective May 3, 2006 and February 27, 2007 (filed as Exhibit 10.11 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

10.12

Second Amended and Restated Receivables Purchase Agreement among Manitowoc Funding , LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landisbank Girozentrale, a Agent, dated as of June 30, 2010, as amended on October 11, 2010, with such Amendment No. 1 to the Second Amended and Restated Receivables Purchase Agreement filed as Exhibit 10.12(a) to the company’s Current Report on Form 8-K dated as of October 7, 2010, which Second Amended and Restated Receivables Purchase Agreement, as amended, amends that certain Amended and Restated Receivable. Purchase Agreement among Manitowoc Funding , LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated as of December 22, 2006) as amended on August 15, 2007 with such Amendment No. 1 filed as Exhibit 10.12 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and further amended on November 6, 2008 with such Amendment No. 2 filed as Exhibit 10.12(a) to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and further amended on December 18, 2008 with such Amendement No. 3 filed as Exhibit 10.12(d) to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, and further amended on June 29, 2009 with such Amendment No. 4 filed as Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and further amended on September 28, 2009 with such Amendment No. 5 filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated as of September 28, 2009, and as further amended on December 17, 2009 with such Amendment No. 6 filed as Exhibit 10.12(a) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and further amended on December 31, 2009 with such Amendment No. 7 filed as Exhibit 10.12(b) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and as further amended on February 26, 2010 with such Amendment No. 8 filed as Exhibit 10.12(c) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and further amended on March 29, 2010 with such Amendment No. 9 filed as Exhibit 10.12(e) to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 all of which are incorporated herein by reference.

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

11	Statement regarding computation of basic and diluted earnings per share (see Note 14 to the 2010 Consolidated Financial Statements included herein).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Equity and (v) related notes, tagged as blocks of text.

X(2)

(1)   Filed Herewith

(2)   Furnished Herewith

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such documents.

** Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to item 15(c) of Form 10-K.