Form 10-Q
period 2011-06-30
MANITOWOC CO INC
filed 2011-08-09
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2011, the most recent practicable date, was 131,902,200.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$949.8	$819.3	$1,682.0	$1,503.7

Costs and expenses:
Cost of sales	725.2	613.1	1,277.0	1,131.1
Engineering, selling and administrative expenses	145.4	124.5	285.6	249.0
Restructuring expense	2.0	1.3	2.9	1.7
Amortization expense	9.6	9.7	19.3	19.2
Other	0.1	—	0.1	—
Total operating costs and expenses	882.3	748.6	1,584.9	1,401.0

Earnings (loss) from operations	67.5	70.7	97.1	102.7

Other income (expenses):
Amortization of deferred financing fees	(2.7)	(5.2)	(6.0)	(12.1)
Interest expense	(38.3)	(43.2)	(77.7)	(83.8)
Loss on debt extinguishment	(24.2)	—	(27.8)	(15.7)
Other income (expense), net	0.3	(5.5)	1.1	(11.9)
Total other income (expenses)	(64.9)	(53.9)	(110.4)	(123.5)

Earnings (loss) from continuing operations before taxes on income	2.6	16.8	(13.3)	(20.8)
Provision (benefit) for taxes on income	0.5	3.9	1.8	(10.0)
Earnings (loss) from continuing operations	2.1	12.9	(15.1)	(10.8)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of ($0.2), $0.6, ($1.9) and $0.7, respectively	(0.3)	0.4	(3.0)	0.5
Gain (loss) on sale of discontinued operations, net of income taxes of ($0.7) and $29.0, respectively	(0.2)	—	(33.6)	—
Net earnings (loss)	1.6	13.3	(51.7)	(10.3)
Less: Net loss attributable to noncontrolling interest, net of tax	(1.1)	(0.8)	(2.0)	(1.2)
Net earnings (loss) attributable to Manitowoc	$2.7	$14.1	$(49.7)	$(9.1)

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$3.2	$13.7	$(13.1)	$(9.6)
Earnings (loss) from discontinued operations, net of income taxes	(0.3)	0.4	(3.0)	0.5
Loss on sale of discontinued operations, net of income taxes	(0.2)	—	(33.6)	—
Net earnings (loss) attributable to Manitowoc	$2.7	$14.1	$(49.7)	$(9.1)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.02	$0.10	$(0.10)	$(0.07)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	0.00	(0.02)	0.00
Loss on sale of discontinued operations, net of income taxes	(0.00)	—	(0.26)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.02	$0.11	$(0.38)	$(0.07)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.02	$0.10	$(0.10)	$(0.07)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	0.00	(0.02)	0.00
Loss on sale of discontinued operations, net of income taxes	(0.00)	—	(0.26)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.02	$0.11	$(0.38)	$(0.07)

Weighted average shares outstanding — basic	130,457,059	130,574,043	130,440,221	130,535,386
Weighted average shares outstanding — diluted	133,822,522	132,609,138	130,440,221	130,535,386

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010

(Unaudited)

(In millions, except share data)

	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$81.1	$83.7
Marketable securities	2.7	2.7
Restricted cash	9.5	9.4
Accounts receivable, less allowances of $17.6 and $27.6, respectively	427.8	255.1
Inventories — net	734.9	557.0
Deferred income taxes	125.8	131.3
Other current assets	54.6	57.7
Current assets of discontinued operation	—	63.7
Total current assets	1,436.4	1,160.6

Property, plant and equipment — net	555.0	565.8
Goodwill	1,181.1	1,173.2
Other intangible assets — net	886.1	893.5
Other non-current assets	95.6	92.6
Long-term assets of discontinued operation	—	123.6
Total assets	$4,154.2	$4,009.3

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$901.3	$776.1
Short-term borrowings	103.2	61.8
Product warranties	87.8	86.7
Customer advances	35.0	48.9
Product liabilities	27.4	27.8
Current liabilities of discontinued operation	—	24.2
Total current liabilities	1,154.7	1,025.5
Non-Current Liabilities:
Long-term debt	1,978.1	1,935.6
Deferred income taxes	214.0	213.3
Pension obligations	67.5	64.4
Postretirement health and other benefit obligations	58.3	59.9
Long-term deferred revenue	29.2	27.8
Other non-current liabilities	162.0	185.7
Long-term liabilities of discontinued operation	—	18.6
Total non-current liabilities	2,509.1	2,505.3

Commitments and contingencies (Note 15)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 131,902,200 and 131,388,472 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	463.3	454.0
Accumulated other comprehensive income (loss)	63.6	9.9
Retained earnings	55.0	104.7
Treasury stock, at cost (31,273,728 and 31,787,456 shares, respectively)	(87.5)	(88.1)
Total Manitowoc stockholders’ equity	495.8	481.9
Noncontrolling interest	(5.4)	(3.4)
Total equity	490.4	478.5
Total liabilities and equity	$4,154.2	$4,009.3

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operations:
Net earnings (loss)	$(51.7)	$(10.3)
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	3.0	(0.5)
Depreciation	41.1	48.1
Amortization of intangible assets	19.3	19.2
Deferred income taxes	(5.0)	(1.4)
Loss (gain) on sale of property, plant and equipment	(0.5)	(1.5)
Restructuring expense	2.9	1.7
Amortization of deferred financing fees	6.0	12.1
Loss on debt extinguishment	27.8	15.7
Loss on sale of discontinued operations	33.6	—
Other	4.3	3.2
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(163.7)	(76.2)
Inventories	(159.4)	(68.0)
Other assets	20.5	19.6
Accounts payable	111.9	86.3
Accrued expenses and other liabilities	(61.0)	(45.2)
Net cash provided by (used for) operating activities of continuing operations	(170.9)	2.8
Net cash provided by (used for) operating activities of discontinued operations	(18.5)	7.5
Net cash provided by (used for) operating activities	(189.4)	10.3

Cash Flows from Investing:
Business acquisitions, net of cash acquired	—	(4.8)
Capital expenditures	(18.6)	(14.4)
Restricted cash	(0.1)	(3.0)
Proceeds from sale of business	143.6	—
Proceeds from sale of property, plant and equipment	2.9	11.8
Net cash provided by (used for) investing activities of continuing operations	127.8	(10.4)
Net cash provided by (used for) investing activities of discontinued operations	—	(1.9)
Net cash provided by (used for) investing activities	127.8	(12.3)

Cash Flows from Financing:
Proceeds from revolving credit facility	91.6	—
Payments on long-term debt	(827.9)	(410.2)
Proceeds from long-term debt	805.8	437.4
Proceeds from securitization facility	—	101.0
(Payments on) securitization facility	—	(101.0)
Payments on notes financing	(1.4)	(3.2)
Debt issuance costs	(13.6)	(11.3)
Exercises of stock options, including windfall tax benefits	3.6	0.4
Net cash used for financing activities of continuing operations	58.1	13.1

Effect of exchange rate changes on cash	0.9	(4.5)

Net increase (decrease) in cash and cash equivalents	(2.6)	6.6
Balance at beginning of period	83.7	103.7
Balance at end of period	$81.1	$110.3

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings (loss)	$1.6	$13.3	$(51.7)	$(10.3)
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	8.5	(7.4)	13.4	(13.5)
Foreign currency translation adjustments	6.7	(43.2)	40.2	(77.7)

Total other comprehensive income (loss)	15.2	(50.6)	53.6	(91.2)

Comprehensive income (loss)	16.8	(37.3)	1.9	(101.5)

Comprehensive loss attributable to noncontrolling interest	(1.1)	(0.8)	(2.0)	(1.2)

Comprehensive income (loss) attributable to Manitowoc	$17.9	$(36.5)	$3.9	$(100.3)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2011 and 2010

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2011 and 2010, the cash flows for the same six-month periods, and the financial position at June 30, 2011, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2010.  The consolidated balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to current presentation.

2. Acquisition

On March 1, 2010, the company acquired 100% of the issued and to be issued shares of Appliance Scientific, Inc. (ASI).  ASI is a leader in accelerated cooking technologies and these technologies are being integrated into current foodservice hot-side product offerings.   Allocation of the purchase price resulted in $5.0 million of goodwill, $18.2 million of intangible assets and an estimated liability for future earnouts of $1.8 million.  In accordance with guidance primarily codified in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” any future adjustment to the estimated earnout liability would be recognized in the earnings of that period.  The results of ASI have been included in the Foodservice segment since the date of acquisition.

3. Discontinued Operations

On December 31, 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA.  The sale price in the all-cash deal was approximately $120 million.    The results of the Marine segment have been classified as a discontinued operation.

Administrative costs related to the former Marine segment resulted in pre-tax losses from discontinued operations of $0.5 million and $0.3 million for the three-month periods ended June 30, 2011 and June 30, 2010, respectively.  Tax benefits of $0.2 million and $0.1 million were recognized in the three-month periods ended June 30, 2011 and June 30, 2010, respectively.  Administrative costs related to the former Marine segment resulted in pre-tax losses from discontinued operations of $0.8 million and $0.6 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively.  Tax benefits of $0.3 million and $0.2 million were recognized in the six month periods ended June 30, 2011 and June 30, 2010, respectively.

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

Administrative costs related to the Enodis ice machine businesses resulted in pre-tax earnings from discontinued operations of $0.1 million for the three-month period ended June 30, 2011 and pre-tax losses from discontinued operations of $0.2 million for the three-month period ended June 30, 2010. A tax benefit of $0.0 million and $0.1 million was recognized in the three-month periods ended June 30, 2011 and June 30, 2010, respectively.  Administrative costs related to the Enodis ice machine businesses resulted in pre-tax losses from discontinued operations of $0.0 million and $0.4 million for the six-month periods ended June 30, 2011 and June 30, 2010, respectively. A tax benefit of $0.0 million and $0.1 million was recognized in the six-month periods ended June 30, 2011 and June 30, 2010, respectively.

On December 15, 2010, the company announced that a definitive agreement had been reached to divest its Kysor/Warren and Kysor/Warren de Mexico (collectively “Kysor/Warren”) businesses, which manufacture frozen, medium temperature and heated display merchandisers, mechanical refrigeration systems and remote mechanical and electrical houses to Lennox International for approximately $143 million.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  On July 1, 2011, the company made a payment to Lennox International of $2.4 million to settle the final working capital adjustment per the sale agreement.  The results of these operations have been classified as discontinued operations.

The following selected financial data of Kysor/Warren for the three and six months ended June 30, 2011 and 2010, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There were no general corporate expenses or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Net sales	$—	$56.7	$3.3	$94.8

Pretax earnings (loss) from discontinued operations	$(0.1)	$1.5	$(4.1)	$2.2
Provision (benefit) for taxes on income	—	0.8	(1.6)	1.0
Earnings (loss) from discontinued operations, net of income taxes	$(0.1)	$0.7	$(2.5)	$1.2

4. Fair Value of Financial Instruments

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value according to ASC Topic 820-10, “Fair Value Measurements and Disclosures,” on a recurring basis as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$4.7	$—	$—	$4.7
Forward commodity contracts	—	0.7	—	0.7
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$7.4	$0.7	$—	$8.1

Current Liabilities:
Foreign currency exchange contracts	$2.7	$—	$—	$2.7
Forward commodity contracts	—	0.4	—	0.4
Total current liabilities at fair value	$2.7	$0.4	$—	$3.1

Non-current Liabilities:
Interest rate swap contracts	$—	$24.4	$—	$24.4
Total non-current liabilities at fair value	$—	$24.4	$—	$24.4

	Fair Value as of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$2.3	$—	$—	$2.3
Forward commodity contracts	—	1.1	—	1.1
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$5.0	$1.1	$—	$6.1

Current Liabilities:
Foreign currency exchange contracts	$0.6	$—	$—	$0.6
Forward commodity contracts	—	0.3	—	0.3
Total current liabilities at fair value	$0.6	$0.3	$—	$0.9

Non-current Liabilities:
Interest rate swap contracts	$—	$38.4	$—	$38.4
Total non-current liabilities at fair value	$—	$38.4	$—	$38.4

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, deferred purchase price notes and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted, due to the short time periods during which these amounts are outstanding.  The fair value of the company’s 7.125% Senior Notes due 2013 was approximately $151.7 million and $152.4 million at June 30, 2011 and December 31, 2010, respectively. The fair value of the company’s 9.50% Senior Notes due 2018 was approximately $438.8 million and $438.8 million at June 30, 2011 and December 31, 2010, respectively. The fair value of the company’s 8.50% Senior Notes due 2020 was $642.0 million and $645.0 million at June 30, 2011 and December 31, 2010, respectively. The fair values of the company’s term loans under the previous and New Senior Credit Agreement were as follows at June 30, 2011 and December 31, 2010, respectively:  Term Loan A — $349.4 million and $461.2 million; and Term Loan B — $401.1 million and $342.0 million.  See Note 9, “Debt,” for the related carrying values of these debt instruments.

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

As a result of its global operating and financing activities, the company is exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect the company’s operating results and financial position. When deemed appropriate, the company minimizes its risks from interest and foreign currency exchange rate and commodity price fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the company does not use leveraged derivative financial instruments. The forward foreign currency exchange and interest rate swap contracts and forward commodity purchase agreements are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 1 and level 2.

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

The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk.  Interest rate derivative instruments are entered into to help manage interest rate or fair value risk.  Forward contracts on various commodities are entered into to help manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing process.  The company also enters into various foreign currency derivative instruments to help manage foreign currency risk associated with the company’s projected purchases and sales and foreign currency denominated receivable and payable balances.

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the company designates commodity, currency forward contracts, and interest rate derivatives as cash flow hedges of forecasted purchases of commodities and currencies, and variable rate interest payments.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $2.9 million of unrealized and realized gains net of tax related to commodity price and currency rate hedging will be reclassified from Other Comprehensive Income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months depending on the type of risk being hedged.

As of June 30, 2011 and December 31, 2010, the company had the following outstanding commodity and currency derivative contracts that were entered into to hedge forecasted transactions:

	Units Hedged
Commodity	June 30, 2011	December 31, 2010		Type
Aluminum	853	688	MT	Cash Flow
Copper	572	312	MT	Cash Flow
Natural Gas	211,487	304,177	MMBtu	Cash Flow
Steel	7,019	—	Tons	Cash Flow

	Units Hedged
Short Currency	June 30, 2011	December 31, 2010	Type
Canadian Dollar	23,561,557	21,186,951	Cash Flow
Chinese Renminbi	17,631,000	—	Cash Flow
European Euro	68,389,382	43,440,929	Cash Flow
South Korean Won	2,199,820,637	2,245,331,882	Cash Flow
Singapore Dollar	4,800,000	4,140,000	Cash Flow
United States Dollar	9,907,323	8,828,840	Cash Flow
Great British Pound	—	399,999	Cash Flow

The total notional amount of the company’s receive-floating/pay-fixed interest rate swaps of the company’s term loans was $650.8 million on December 31, 2010.  These hedges were dedesignated and offset on June 30, 2011.

The designated fair market value hedges of receive-fixed/pay-float swaps of the company’s 2018 Notes was $200.0 million and $200.0 million, as of June 30, 2011 and December 31, 2010, respectively.  The designated fair market value hedges of receive-fixed/pay-float swaps of the company’s 2020 Notes was $300.0 million and $300.0 million, as of June 30, 2011 and December 31, 2010, respectively.

For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Consolidated Statements of Operations.

As of June 30, 2011 and December 31, 2010, the company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	June 30, 2011	December 31, 2010	Recognized Location	Purpose
Great British Pound	—	8,172,569	Other income, net	Accounts Payable and Receivable Settlement
Euro	22,842,432	7,732,026	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	39,302,482	33,158,979	Other income, net	Accounts Payable and Receivable Settlement
Japanese Yen	200,000,000	—	Other income, net	Accounts Payable and Receivable Settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010 was as follows:

		ASSET DERIVATIVES
		June 30, 2011	December 31, 2010
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$4.6	$1.8
Commodity contracts	Other current assets	0.7	1.1
Total derivatives designated as hedging instruments		$5.3	$2.9

		ASSET DERIVATIVES
		June 30, 2011	December 31, 2010
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.1	$0.5
Total derivatives NOT designated as hedging instruments		$0.1	$0.5

Total asset derivatives		$5.4	$3.4

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010 was as follows:

		LIABILITY DERIVATIVES
		June 30, 2011	December 31, 2010
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.4	$0.6
Interest rate swap contracts	Other non-current liabilities	10.1	38.4
Commodity contracts	Accounts payable and accrued expenses	0.4	0.3
Total derivatives designated as hedging instruments		$10.9	$39.3

		LIABILITY DERIVATIVES
		June 30, 2011	December 31, 2010
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$2.3	$—
Interest rate swap contracts	Other non-current liabilities	14.3
Total derivatives NOT designated as hedging instruments		$16.6	$—

Total liability derivatives		$27.5	$39.3

The effect of derivative instruments on the Consolidated Statement of Operations for the quarter ended June 30, 2011 and June 30, 2010 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the consolidated balance sheet was as follows:

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Relationships	June 30, 2011	June 30, 2010	(Effective Portion)	June 30, 2011	June 30, 2010
Foreign exchange contracts	$(1.0)	$(3.5)	Cost of sales	$2.7	$(2.0)
Interest rate swap contracts	—	(3.1)	Interest expense	(2.7)	(2.7)
Commodity contracts	(0.3)	(0.8)	Cost of sales	0.2	0.3
Total	$(1.3)	$(7.4)		$0.2	$(4.4)

Derivatives	Location of Gain of (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain of (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships	Effectiveness Testing)	June 30, 2011	June 30, 2010
Commodity contracts	Cost of sales	$—	$0.2
Total		$—	$0.2

Derivatives Not Designated as	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging Instruments	Derivative	June 30, 2011	June 30, 2010
Foreign exchange contracts	Other income	$(0.6)	$(1.5)
Total		$(0.6)	$(1.5)

The effect of derivative instruments on the Consolidated Statement of Operations for the six months ended June 30, 2011 and June 30, 2010 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Relationships	June 30, 2011	June 30, 2010	(Effective Portion)	June 30, 2011	June 30, 2010
Foreign exchange contracts	$0.9	$(4.7)	Cost of sales	$3.4	$(2.5)
Interest rate swap contracts	1.1	(7.0)	Interest expense	(5.3)	(5.4)
Commodity contracts	(0.4)	(0.8)	Cost of sales	0.3	0.5
Total	$1.6	$(12.5)		$(1.6)	$(7.4)

Derivatives	Location of Gain of (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain of (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships	Effectiveness Testing)	June 30, 2011	June 30, 2010
Commodity contracts	Cost of sales	$—	$—
Total		$—	$—

Derivatives Not Designated as	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging Instruments	Derivative	June 30, 2011	June 30, 2010
Foreign exchange contracts	Other income	$(2.7)	$0.2
Total		$(2.7)	$0.2

The effect of Fair Market Value designated derivative instruments on the Consolidated Statement of Operations for the quarters ended June 30, 2011 and June 30, 2010 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value Instruments under Statement 133	Location of Gain of (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Relationships	Derivative	June 30, 2011	June 30, 2010
Interest rate swap contracts	Interest expense	$14.3	$—
Total		$14.3	$—

The effect of Fair Market Value designated derivative instruments on the Consolidated Statement of Operations for the six months ended June 30, 2011 and June 30, 2010 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value Instruments under Statement 133	Location of Gain of (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Relationships	Derivative	June 30, 2011	June 30, 2010
Interest rate swap contracts	Interest expense	$11.7	$—
Total		$11.7	$—

6. Inventories

The components of inventories at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
(in millions)	2011	2010
Inventories — gross:
Raw materials	$276.9	$224.0
Work-in-process	188.8	119.8
Finished goods	381.9	324.5
Total inventories — gross	847.6	668.3
Excess and obsolete inventory reserve	(81.7)	(80.3)
Net inventories at FIFO cost	765.9	588.0
Excess of FIFO costs over LIFO value	(31.0)	(31.0)
Inventories — net	$734.9	$557.0

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2010 and three month periods ended March 31, 2011 and June 30, 2011 are as follows:

(in millions)	Crane	Foodservice	Total
Gross and net balance as of January 1, 2010	$289.7	$1,435.0	$1,724.7
Acquisition of ASI	—	5.0	5.0
Deferred tax adjustment	—	5.8	5.8
Restructuring reserve adjustment	—	(2.7)	(2.7)
Foreign currency impact	(10.7)	(0.1)	(10.8)
Gross balance as of December 31, 2010	$279.0	$1,443.0	$1,722.0
Asset impairments	—	(548.8)	(548.8)
Net balance as of December 31, 2010	$279.0	$894.2	$1,173.2

Restructuring reserve adjustment	$—	$(2.6)	$(2.6)
Foreign currency impact	9.0	0.2	9.2
Gross balance as of March 31, 2011	$288.0	$1,440.6	$1,728.6
Restructuring reserve adjustment	$—	$—	$—
Foreign currency impact	1.2	0.1	1.3
Gross balance as of June 30, 2011	$289.2	$1,440.7	$1,729.9
Asset impairments	—	(548.8)	(548.8)
Net balance as of June 30, 2011	$289.2	$891.9	$1,181.1

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

As of June 30, 2011, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets and based on those results no impairment was indicated.  The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$324.8	$—	$324.8	$317.0	$—	$317.0
Customer relationships	439.2	(63.0)	376.2	439.2	(51.8)	387.4
Patents	34.8	(23.2)	11.6	33.3	(20.9)	12.4
Engineering drawings	11.7	(7.3)	4.4	11.2	(6.7)	4.5
Distribution network	21.5	—	21.5	20.6	—	20.6
Other intangibles	187.0	(39.4)	147.6	183.9	(32.3)	151.6
Total	$1,019.0	$(132.9)	$886.1	$1,005.2	$(111.7)	$893.5

Amortization expense for the three months ended June 30, 2011 and 2010 was $9.6 million and $9.7 million, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $19.3 million and $19.2 million, respectively. Amortization expense related to intangible assets for each of the five succeeding years is estimated to be approximately $40 million per year.

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
(in millions)	2011	2010
Trade accounts payable and interest payable	$510.3	$394.4
Employee related expenses	110.5	93.4
Restructuring expenses	26.6	32.5
Profit sharing and incentives	18.4	28.7
Accrued rebates	24.7	32.8
Deferred revenue - current	29.3	29.7
Derivative liabilities	3.1	1.0
Income taxes payable	53.9	33.2
Miscellaneous accrued expenses	124.5	130.4
	$901.3	$776.1

9. Debt

Outstanding debt at June 30, 2011 and December 31, 2010 is summarized as follows:

(in millions)	June 30, 2011	December 31, 2010
Revolving credit facility	$116.9	$24.2
Term loan A	350.0	459.7
Term loan B	400.0	338.1
Senior notes due 2013	150.0	150.0
Senior notes due 2018	398.1	392.9
Senior notes due 2020	591.8	585.3
Other	74.5	47.2
Total debt	2,081.3	1,997.4
Less current portion and short-term borrowings	(103.2)	(61.8)
Long-term debt	$1,978.1	$1,935.6

The company’s current senior credit facility, prior to amendment, became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.   The balance of Term Loan X was repaid in 2009.   On May 13, 2011, the company amended and extended the maturities of its senior credit facility and entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “New Senior Credit Facility”).

The New Senior Credit Facility includes three different loan facilities.  The first is a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.  Including interest rate swaps at June 30, 2011, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.26% and 4.25%, respectively.  Excluding interest rate swaps, Term Loan A and Term Loan B interest rates were 3.26% and 4.25% respectively, at June 30, 2011.

The New Senior Credit Facility contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters, and (b) a Consolidated Senior Secured Leverage Ratio, which measure the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the most recent four fiscal quarters.  The current covenant levels of the financial covenants under the New Senior Credit Facility are as set forth below:

Fiscal Quarter Ending	Consolidated Senior Secured Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
6/30/2011	4.00:1.00	1.50:1.00
9/30/2011	4.00:1.00	1.575:1.00
12/31/2011	3.875:1.00	1.625:1.00
3/31/2012	3.75:1.00	1.75:1.00
6/30/2012	3.50:1.00	1.875:1.00
9/30/2012	3.50:1.00	2.00:1.00
12/31/2012	3.50:1.00	2.00:1.00
3/31/2013	3.50:1.00	2.25:1.00
6/30/2013	3.25:1.00	2.25:1.00
9/30/2013	3.25:1.00	2.50:1.00
12/31/2013	3.25:1.00	2.50:1.00
3/31/2014	3.25:1.00	2.75:1.00
6/30/2014	3.25:1.00	2.75:1.00
9/30/2014	3.25:1.00	2.75:1.00
December 31, 2014, and thereafter	3.00:1.00	3.00:1.00

The New Senior Credit Facility includes customary representations and warranties and events of default and customary covenants, including without limitation (i)  a requirement that the company prepay the term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions; and (ii) limitations on indebtedness, capital expenditures, restricted payments, and acquisitions.

The loss on debt extinguishment of $24.2 million during the quarter ended June 30, 2011 consisted of $10.6 million related to the write-off of defered financing fees and $13.6 million related to the unwinding of related interest rate swaps.

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

On June 30, 2011, the company had outstanding $150.0 million of 7.125% Senior Notes due 2013 (the “2013 Notes”).  Interest on the 2013 Notes is payable semiannually in May and November each year. The 2013 Notes can be redeemed by the company in whole or in part for a premium on or after November 1, 2008. The following would be the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2013 Notes during the 12-month period commencing on November 1 of the year set forth below:

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

On October 18, 2010, the company completed the sale of $600.0 million aggregate principal amount of its 8.50% Senior Notes due 2020 (the “2020 Notes”). The offering closed on October 18, 2010 and net proceeds of $583.7 million from this offering were used to pay down ratably the then outstanding balances of Term Loans A and B.  Interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2011.  The 2020 Notes may be redeemed in whole or in part by the company for a premium at any time on or after November 1, 2015.  The following would be the premium paid by the company, expressed as percentages of the principal amount, if it redeems the 2020 Notes during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2015	104.250%
2016	102.833%
2017	101.417%
2018 and thereafter	100.000%

In addition, at any time prior to November 1, 2013, the company is permitted to redeem up to 35% of the 2020 Notes with the proceeds of certain equity offerings at a redemption price of 108.5%, plus accrued but unpaid interest, if any, to the date of redemption; provided that (1)   at least 65% of the principal amount of the 2018 Notes outstanding remains outstanding immediately after any such redemption; and (2)   the company makes such redemption not more than 90 days after the consummation of any such public offering.

As of June 30, 2011, the company had outstanding $74.5 million of other indebtedness that has a weighted-average interest rate of approximately 6.0%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

As of June 30, 2011, the company offset all of its previous interest rate swaps against Term Loans A and B interest due to the amendment of its senior credit facility.  At June 30, 2011, the company had no fixed rate hedges booked against the New Senior Credit Facility.  The remaining unhedged portions of the Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility.  The company is party to various variable interest rate swaps in connection with its 2018 and 2020 Notes.  At June 30, 2011, $200.0 million and $300.0 million of the 2018 and 2020 Notes were swapped to floating rate interest, respectively.  The 2018 Notes accrue interest at a fixed rate of 9.50% on the fixed portion and 6.60% plus the 6 month LIBOR in arrears on the variable portion. The 2020 Notes accrue interest at a fixed rate of 8.50% on the fixed portion and 5.18% plus the 6 month LIBOR in arrears on the variable portion. At June 30, 2011, the weighted average interest rates for the 2018 and 2020 Notes taking into consideration the impact of floating rate hedges was 8.27% and 7.06%, respectively.  Both aforementioned swap contracts of the Senior Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination and cash settlement at five years from the trade date.

As of June 30, 2011, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, the 2013 Notes, 2018 Notes, and 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of June 30, 2011 our Consolidated Senior Secured Leverage Ratio was 3.29:1, while the maximum ratio is 4.00:1 and our Consolidated Interest Coverage Ratio was 1.98:1, above the minimum ratio of 1.50:1.

10. Accounts Receivable Securitization

On June 30, 2010 the company entered into the Second Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”) whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells, conveys, transfers and assigns all of the seller’s right, title and interest in and to its pool of receivables (the “Pooled Receivables”) to a third party financial institution (Purchaser). The Purchaser receives ownership of the pool of receivables.  New receivables are purchased by the special purpose subsidiary and resold to the Purchaser as cash collections reduce previously sold investments. The company acts as the servicer of the receivables and as such administers, collects and otherwise enforces the receivables.  The company is compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer.  As servicer, the company will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with the Receivables Purchase Agreement. The Purchaser has no recourse against the company for uncollectible receivables. The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio. Both of these financial ratio covenants mirror the similiar convenants included in the New Senior Credit Facility. As of June 30, 2011, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Receivables Purchase Agreement.  Based on our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded at June 30, 2011, was $48.5 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program has a maximum capacity of $125.0 million and includes certain of the company’s U.S. and Canadian Foodservice and U.S. Crane segment businesses.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $111.9 million at June 30, 2011 and $123.0 million at December 31, 2010.

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

The Company previously entered into Amendment No. 2 to the Receivables Purchase Agreement (“Amendment No. 2”) on December 16, 2010 and Amendment No. 3 to the Receivables Purchase Agreement (“Amendment No. 3”) on January 12, 2011.  The primary purpose of Amendment No. 2 and Amendment No. 3 was to add and remove, respectively, an originator under the parties’ asset securitization facility.

On May 13, 2011, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Receivables Purchase Agreement. The primary purpose of Amendment No. 4 was to conform certain of the terms contained in the Receivables Purchase Agreement to the terms of the New Senior Credit Facility.

11.  Income Taxes

For the six months ended June 30, 2011, the company recorded income tax expense in continuing operations of $1.8 million, as compared to an income tax benefit of $10.0 million for the six months ended June 30, 2010.  The company has determined that it is more likely than not that the deferred tax assets related to net operating losses in certain jurisdictions will not be used and therefore a tax benefit has not been recognized on those losses.  This was the primary driver of the increased tax expense for the six months ended June 30, 2011.  The income tax benefit for the six months ended June 30, 2010 was calculated under the discrete method.  The mix of income (loss) between foreign and domestic operations caused an unusual relationship between income (loss) and income tax expense (benefit) with small changes in the annual pre-tax book income resulting in a significant impact on the rate and unreliable estimates. As a result, the company computed the provision for income taxes for the six months ended June 30, 2010 by applying the actual effective tax rate to the year-to-date loss, which the company believes provided a more reasonable approximation of the company’s tax benefit for this period.

The company’s unrecognized tax benefits, excluding interest and penalties, were $45.8 million as of June 30, 2011, and $41.5 million as of June 30, 2010.  All of the company’s unrecognized tax benefits as of June 30, 2011, if recognized, would impact the effective tax rate. The increase in the company’s unrecognized tax benefits as of June 30, 2011 relative to the prior year resulted from quarterly examination activity related to prior years.  It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the company’s consolidated results of operations, financial positions, or cash flows.

There have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.

As a result of state of Wisconsin legislation enacted in June 2011, an income tax benefit of $5.5 million was recorded relating to the release of previously recorded valuation allowances on net operating loss carryforwards in the state.

12.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	130,457,059	130,574,043	130,440,221	130,535,386
Effect of dilutive securities - stock options and restricted stock	3,365,463	2,035,095	—	—
Diluted weighted average common shares outstanding	133,822,522	132,609,138	130,440,221	130,535,386

For the six months ended June 30, 2011 and 2010, the total number of potential dilutive securities was 3.3 million and 2.0 million, respectively.  However, these options were not included in the computation of diluted net loss per common share for the six months ended June 30, 2011 and 2010, since to do so would decrease the loss per share.  In addition, for the three and six months ended June 30, 2011, 2.5 million and 2.9 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.  For the three and six months ended June 30, 2010, 1.9 million common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

No dividends were paid during each of the three and six-month periods ended June 30, 2011 and June 30, 2010.

13.  Stockholders’ Equity

The following is a roll forward of retained earnings and noncontrolling interest for the six months ended June 30, 2011 and 2010:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2010	$104.7	$(3.4)
Net earnings (loss)	(49.7)	(2.0)
Balance at June 30, 2011	$55.0	$(5.4)

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2009	$188.7	$(0.7)
Net earnings (loss)	(9.1)	(1.2)
Balance at June 30, 2010	$179.6	$(1.9)

Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

On March 21, 2007, the Board of Directors of the company approved the Rights Agreement between the company and Computershare Trust Company, N.A., as Rights Agent and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the company (the “Common Stock”), to shareholders of record at the close of business on March 30, 2007 (the “Record Date”).  In addition to the Rights issued as a dividend on the Record Date, the Board of Directors has also determined that one Right will be issued together with each share of Common Stock issued by the company after the Record Date.  Generally, each Right, when it becomes exercisable, entitles the registered holder to purchase from the company one share of Common Stock at a purchase price, in cash, of $110.00 per share, subject to adjustment as set forth in the Rights Agreement.

As explained in the Rights Agreement, the Rights become exercisable on the “Distribution Date”, which is the date that any of the following occurs: (1) 10 days following a public announcement that a person or group of affiliated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock of the company; or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock.  The Rights will expire at the close of business on March 29, 2017, unless earlier redeemed or exchanged by the company as described in the Rights Agreement.

Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of June 30, 2011, the company has purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization; however, the company has not purchased any shares of its common stock under this authorization since 2006.

14.  Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation expense was $4.9 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively.  The company granted options to acquire 1.0 million and 1.4 million shares of common stock to officers and employees during the first two quarters of 2011 and 2010, respectively.  Any option grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date.  For all outstanding grants made to officers and employees prior to 2011, options become exercisable in 25% increments annually over a four year period beginning on the second anniversary of the grant date and expire ten years subsequent to the grant date.  Starting with 2011 grants to officers and directors, options become exercisable in 25% increments annually over a four year period beginning on the first anniversary of the grant date and expire ten years subsequent to the grant date.  In addition, the company issued 0.8 million and 0.5 million shares of restricted stock and performance shares during the first two quarters of 2011 and 2010, respectively.  The restrictions on all shares of restricted stock expire on the third anniversary of the applicable grant date.

The company granted performance shares to officers and employees during the first quarter of 2011.  The number of shares to be issued will vary depending on the company’s economic value add (“EVA”) improvement from December 31, 2010 to December 31, 2012, the cumulative debt reduction in 2011 and 2012 and whether the officer or employee is continuously employed by the company through the end of 2013.  Depending on the foregoing factors, the number of shares awarded could range from zero to 0.9 million.  These shares vest 75% on the second anniversary of the grant date and 25% on the third anniversary of the grant date.

15.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated remaining cost to complete the cleanup of this site is approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at June 30, 2011, is $0.6 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potentially responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

As of June 30, 2011, the company also has recorded accruals for environmental matters related to Enodis locations of approximately $1.2 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of June 30, 2011, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of June 30, 2011, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at June 30, 2011 were $27.4 million; $6.6 million was reserved specifically for actual cases and $20.8 million for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At June 30, 2011 and December 31, 2010, the company had reserved $100.1 million and $99.9 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.

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

16. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at June 30, 2011 and December 31, 2010 was $58.5 million and $57.6 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at June 30, 2011 and December 31, 2010 was $65.3 million and $79.2 million, respectively.  These amounts are not reduced for amounts the company would recover from repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2015.

During the six months ended June 30, 2011 and 2010, the company sold no additional long term notes receivable to third party financing companies. Related to notes sold in other periods, the company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the three months and six months ended June 30, 2011, the customers paid $0.7 million and $1.4 million respectively, on the notes to the third party financing companies.  As of June 30, 2011, the outstanding balance of the notes receivables guaranteed by the company was $3.5 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the six months ended June 30, 2011 and the year ended December 31, 2010:

(in millions)	2011	2010
Balance at beginning of period	$99.9	$113.1
Accruals for warranties issued during the period	26.7	50.5
Settlements made (in cash or in kind) during the period	(28.7)	(60.9)
Currency translation	2.2	(2.8)
Balance at end of period	$100.1	$99.9

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

The components of periodic benefit costs for the three and six months ended June 30, 2011 and June 30, 2010 are as follows:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$0.9	$0.4
Interest cost of projected benefit obligations	2.6	2.5	0.8	5.2	5.1	1.6
Expected return on plan assets	(2.4)	(2.3)	—	(4.8)	(4.5)	—
Amortization of actuarial net (gain) loss	0.4	0.1	0.1	0.8	0.2	0.2
Net periodic benefit costs	$0.6	$0.8	$1.1	$1.2	$1.7	$2.2

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$0.1	$0.5	$0.2	$0.3	$1.0	$0.4
Interest cost of projected benefit obligations	2.6	2.7	0.9	5.1	5.5	1.8
Expected return on plan assets	(2.3)	(2.4)	—	(4.6)	(4.8)	—
Amortization of actuarial net (gain) loss	—	—	0.1	0.1	0.1	0.1
Net periodic benefit costs	$0.4	$0.8	$1.2	$0.9	$1.8	$2.3

All of the U.S. pension plans have benefit accruals frozen.

18. Restructuring

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily meant to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted the company’s tower crane product sales.  As a result of the continued worldwide decline in crane sales during the year ended December 31, 2009, the company recorded an additional $29.0 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  The restructuring plans reduced the Crane segment workforce by approximately 40% of 2008 year-end levels.  As of June 30, 2011, $48.0 million of benefit payments had been made with respect to the workforce reductions.

The following is a rollforward of all restructuring activities relating to the Crane segment for the six month period ended June 30, 2011:

(in millions)	Restructuring Reserve Balance as of December 31, 2010	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of June 30, 2011
Involuntary employee terminations and related costs	$9.5	$1.4	$(4.9)	$—	$6.0

During the first quarter of 2011, the company determined that certain restructuring actions originally contemplated in conjunction with the Enodis acquisition were no longer necessary.  Accordingly, the company adjusted the excess reserve of $3.9 million to goodwill.

The following is a rollforward of all restructuring activities relating to the Foodservice segment for the six-month period ended June 30, 2011:

(in millions)	Restructuring Reserve Balance as of December 31, 2010	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of June 30, 2011
Acquisition related restructuring reserves	$25.5	$1.4	$(2.3)	$(3.9)	$20.7

19. Recent Accounting Changes and Pronouncements

In June 2011, the Financial Accounting Standards Board issued an update to Accounting Standards Codification (ASC) No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interm periods within those years, beginning after December 15, 2011, with earlier adoption permitted.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Net sales:
Crane	$554.8	$451.6	$947.6	$818.4
Foodservice	395.0	367.7	734.4	685.3
Total net sales	$949.8	$819.3	$1,682.0	$1,503.7
Earnings (loss) from operations:
Crane	$27.8	$36.8	$38.7	$39.8
Foodservice	54.3	47.1	87.4	85.8
Corporate expense	(12.5)	(11.9)	(26.0)	(21.2)
Restructuring expense	(2.0)	(1.3)	(2.9)	(1.7)
Other	(0.1)	—	(0.1)	—
Operating earnings from operations	$67.5	$70.7	$97.1	$102.7

Crane segment operating earnings for the three and six months ended June 30, 2011, includes amortization expense of $1.7 million and $3.3 million, respectively.  Crane segment operating earnings for the three and six months ended June 30, 2010, includes amortization expense of $1.7 million and $3.3 million, respectively.  Foodservice segment operating earnings for the three and six months ended June 30, 2011, includes amortization expense of $7.9 million and $16.0 million, respectively.  Foodservice segment operating earnings for the three and six months ended June 30, 2010, includes amortization expense of $8.0 million and $15.9 million, respectively.

As of June 30, 2011 and December 31, 2010, the total assets by segment were as follows:

(in millions)	June 30, 2011	December 31, 2010
Crane	$1,816.9	$1,594.4
Foodservice	2,066.6	2,200.2
Corporate	270.7	214.7
Total	$4,154.2	$4,009.3

21.  Subsequent Events

On July 1, 2011, the company made a payment to Lennox International of $2.4 million to settle the final working capital adjustment per the sale agreement.  See Note 3, “Discontinued Operations”.

The New Senior Credit Facility requires that the company be fifty percent hedged to a fixed rate of interest on its aggregate outstanding debt within ninety-days of the second quarter refinancing.  Subsequent to June 30, 2011, the company met this requirement by entering into interest rate cap derivatives with a 3 percent LIBOR cap for $450.0 million of notional value at inception and a 1.3 year average life.  The notional value of the derivatives amortize down over time based on the company’s debt reduction projections.  As a result of entering into these interest rate cap derivatives, if the one-month LIBOR rate exceeds 3 percent during the life of the derivatives, the company would receive a payment equal to the amount the rate is above the 3 percent cap level, which limits interest expense to that level for the notional amount of the derivatives.  If the one-month LIBOR rate is below the 3 percent cap during the life of the derivatives, the derivatives expire worthless resulting in the company paying the actual floating rate of interest.  In order to enter into these interest rate caps, the company paid a premium of $0.7 million to the respective bank partners which is reflected on the company’s Consolidated Balance Sheets as an asset.  Any changes in the market value of the derivatives going forward will be booked to Other Comprehensive Income in the Consolidated Balance Sheets.  As the specific derivatives expire over time, the asset will be amortized to income as a part of Interest Expense in the Consolidated Statements of Operations.

22.  Subsidiary Guarantors of 2013 Notes, 2018 Notes and 2020 Notes

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the 2013 Notes, 2018 Notes and 2020 Notes, which include substantially all of the domestic, wholly-owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly- and partially-owned foreign subsidiaries of the Parent, which do not guarantee the 2013 Notes, 2018 Notes and 2020 Notes (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, and 100% owned by the Parent.

The results of the Kysor/Warren and Kysor Warren de Mexico businesses have been classified as discontinued operations for all periods presented in the following condensed consolidating financial information (see Note 3, “Discontinued Operations”).

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$553.8	$526.0	$(130.0)	$949.8
Costs and expenses:
Cost of sales	—	420.2	435.0	(130.0)	725.2
Engineering, selling and administrative expenses	14.9	57.5	73.0	—	145.4
Restructuring expense	—	—	2.0	—	2.0
Amortization expense	—	7.5	2.1	—	9.6
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(42.2)	(6.1)	—	48.3	—
Total costs and expenses	(27.3)	479.2	512.1	(81.7)	882.3

Operating earnings (loss) from continuing operations	27.3	74.6	13.9	(48.3)	67.5

Other income (expense):
Interest expense	(37.3)	(0.4)	(3.3)	—	(41.0)
Management fee income (expense)	11.8	(15.0)	3.2	—	—
Loss on debt extinguishment	(24.2)	—	—	—	(24.2)
Other income (expense)-net	1.2	(11.2)	10.3	—	0.3
Total other income (expense)	(48.5)	(26.6)	10.2	—	(64.9)

Earnings (loss) from continuing operations before taxes on earnings	(21.2)	48.0	24.1	(48.3)	2.6
Provision (benefit) for taxes on earnings	(23.9)	15.2	9.2	—	0.5
Earnings (loss) from continuing operations	2.7	32.8	14.9	(48.3)	2.1

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Loss on sale of discontinued operations, net of income taxes	—	(0.2)	—	—	(0.2)
Net earnings (loss)	2.7	32.3	14.9	(48.3)	1.6
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Net earnings (loss) attributable to Manitowoc	$2.7	$32.3	$16.0	$(48.3)	$2.7

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$479.2	$450.9	$(110.8)	$819.3
Costs and expenses:
Cost of sales	—	355.7	368.2	(110.8)	613.1
Engineering, selling and administrative expenses	11.0	50.9	62.6	—	124.5
Restructuring expense	—	—	1.3	—	1.3
Amortization expense	—	7.8	1.9	—	9.7
Equity in (earnings) loss of subsidiaries	(46.0)	(9.9)	—	55.9	—
Total costs and expenses	(35.0)	404.5	434.0	(54.9)	748.6

Operating earnings (loss) from continuing operations	35.0	74.7	16.9	(55.9)	70.7

Other income (expense):
Interest expense	(46.2)	(0.7)	(1.5)	—	(48.4)
Management fee income (expense)	8.8	(10.9)	2.1	—	—
Other income (expense)-net	1.5	(11.0)	4.0	—	(5.5)
Total other income (expense)	(35.9)	(22.6)	4.6	—	(53.9)

Earnings (loss) from continuing operations before taxes on earnings	(0.9)	52.1	21.5	(55.9)	16.8
Provision (benefit) for taxes on earnings	(15.0)	12.6	6.3	—	3.9
Earnings (loss) from continuing operations	14.1	39.5	15.2	(55.9)	12.9

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.2)	0.6	—	0.4
Net earnings (loss)	14.1	39.3	15.8	(55.9)	13.3
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(0.8)	—	(0.8)
Net earnings (loss) attributable to Manitowoc	$14.1	$39.3	$16.6	$(55.9)	$14.1

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$987.0	$896.0	$(201.0)	$1,682.0
Costs and expenses:
Cost of sales	—	740.8	737.2	(201.0)	1,277.0
Engineering, selling and administrative expenses	27.8	115.2	142.6	—	285.6
Restructuring expense	—	0.1	2.8	—	2.9
Amortization expense	—	15.3	4.0	—	19.3
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(18.7)	(13.8)	—	32.5	—
Total costs and expenses	9.1	857.7	886.6	(168.5)	1,584.9

Operating earnings (loss) from continuing operations	(9.1)	129.3	9.4	(32.5)	97.1

Other income (expense):
Interest expense	(77.7)	(0.7)	(5.3)	—	(83.7)
Management fee income (expense)	23.4	(29.1)	5.7	—	—
Loss on debt extinguishment	(27.8)	—	—	—	(27.8)
Other income (expense)-net	2.7	(21.8)	20.2	—	1.1
Total other income (expense)	(79.4)	(51.6)	20.6	—	(110.4)

Earnings (loss) from continuing operations before taxes on earnings	(88.5)	77.7	30.0	(32.5)	(13.3)
Provision (benefit) for taxes on earnings	(38.8)	23.9	16.7	—	1.8
Earnings (loss) from continuing operations	(49.7)	53.8	13.3	(32.5)	(15.1)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.5)	(2.5)	—	(3.0)
Loss on sale of discontinued operations, net of income taxes	—	(33.6)	—	—	(33.6)
Net earnings (loss)	(49.7)	19.7	10.8	(32.5)	(51.7)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.0)	—	(2.0)
Net earnings (loss) attributable to Manitowoc	$(49.7)	$19.7	$12.8	$(32.5)	$(49.7)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$852.7	$848.1	$(197.1)	$1,503.7
Costs and expenses:
Cost of sales	—	633.8	694.4	(197.1)	1,131.1
Engineering, selling and administrative expenses	20.3	99.9	128.8	—	249.0
Restructuring expense	—	0.1	1.6	—	1.7
Amortization expense	—	15.3	3.9	—	19.2
Equity in (earnings) loss of subsidiaries	(66.9)	(22.4)	—	89.3	—
Total costs and expenses	(46.6)	726.7	828.7	(107.8)	1,401.0

Operating earnings (loss) from continuing operations	46.6	126.0	19.4	(89.3)	102.7

Other income (expense):
Interest expense	(92.0)	(1.1)	(2.8)	—	(95.9)
Loss on debt extinguishment	(15.7)	—	—	—	(15.7)
Management fee income (expense)	17.6	(21.1)	3.5	—	—
Other income (expense)-net	2.5	(22.1)	7.7	—	(11.9)
Total other income (expense)	(87.6)	(44.3)	8.4	—	(123.5)

Earnings (loss) from continuing operations before taxes on earnings	(41.0)	81.7	27.8	(89.3)	(20.8)
Provision (benefit) for taxes on earnings	(31.9)	15.3	6.6	—	(10.0)
Earnings (loss) from continuing operations	(9.1)	66.4	21.2	(89.3)	(10.8)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.4)	0.9	—	0.5
Net earnings (loss)	(9.1)	66.0	22.1	(89.3)	(10.3)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(1.2)	—	(1.2)
Net earnings (loss) attributable to Manitowoc	$(9.1)	$66.0	$23.3	$(89.3)	$(9.1)

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of June 30, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$6.3	$9.1	$65.7	$—	$81.1
Marketable securities	2.7	—	—	—	2.7
Restricted cash	8.7	—	0.8	—	9.5
Accounts receivable — net	—	45.8	382.0	—	427.8
Intercompany interest receivable	75.6	3.3	—	(78.9)	—
Inventories — net	—	303.4	431.5	—	734.9
Deferred income taxes	98.7	—	27.1	—	125.8
Other current assets	6.2	5.2	43.2	—	54.6
Total current assets	198.2	366.8	950.3	(78.9)	1,436.4

Property, plant and equipment — net	8.6	268.0	278.4	—	555.0
Goodwill	—	961.8	219.3	—	1,181.1
Other intangible assets — net	—	686.7	199.4	—	886.1
Intercompany long-term receivable	1,580.2	158.5	822.2	(2,560.9)	—
Intercompany accounts receivable	—	1,200.2	1,584.1	(2,784.3)	—
Other non-current assets	64.3	9.4	21.9	—	95.6
Investment in affiliates	3,972.8	3,364.1	—	(7,336.9)	—
Total assets	$5,824.1	$7,015.5	$4,075.6	$(12,761.0)	$4,154.2

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$74.0	$383.3	$444.0	$—	$901.3
Short-term borrowings and securitization liabilities	39.0	0.7	63.5	—	103.2
Intercompany interest payable	3.1	73.4	2.4	(78.9)	—
Product warranties	—	44.3	43.5	—	87.8
Customer advances	—	6.0	29.0	—	35.0
Product liabilities	—	22.0	5.4	—	27.4
Total current liabilities	116.1	529.7	587.8	(78.9)	1,154.7

Non-Current Liabilities:
Long-term debt, less current portion	1,892.6	4.0	81.5	—	1,978.1
Deferred income taxes	200.7	—	13.3	—	214.0
Pension obligations	29.2	13.4	24.9	—	67.5
Postretirement health and other benefit obligations	54.4	—	3.9	—	58.3
Long-term deferred revenue	—	8.0	21.2	—	29.2
Intercompany long-term note payable	183.2	1,368.1	1,009.6	(2,560.9)	—
Intercompany accounts payable	2,729.8	—	54.5	(2,784.3)	—
Other non-current liabilities	122.3	23.4	16.3	—	162.0
Total non-current liabilities	5,212.2	1,416.9	1,225.2	(5,345.2)	2,509.1

Equity
Manitowoc stockholders’ equity	495.8	5,068.9	2,268.0	(7,336.9)	495.8
Noncontrolling interest	—	—	(5.4)	—	(5.4)
Total equity	495.8	5,068.9	2,262.6	(7,336.9)	490.4
Total liabilities and equity	$5,824.1	$7,015.5	$4,075.6	$(12,761.0)	$4,154.2

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$5.3	$19.7	$58.7	$—	$83.7
Marketable securities	2.7	—	—	—	2.7
Restricted cash	8.4	—	1.0	—	9.4
Accounts receivable — net	0.1	—	255.0	—	255.1
Intercompany interest receivable	75.4	3.5	—	(78.9)	—
Inventories — net	—	221.3	335.7	—	557.0
Deferred income taxes	100.9	—	30.4	—	131.3
Other current assets	4.0	6.7	47.0	—	57.7
Current assets of discontinued operations	—	—	63.7	—	63.7
Total current assets	196.8	251.2	791.5	(78.9)	1,160.6

Property, plant and equipment — net	9.7	276.8	279.3	—	565.8
Goodwill	—	964.0	209.2	—	1,173.2
Other intangible assets — net	—	702.0	191.5	—	893.5
Intercompany long-term receivable	1,524.5	632.5	869.0	(3,026.0)	—
Intercompany accounts receivable	—	803.3	1,986.9	(2,790.2)	—
Other non-current assets	69.5	10.1	13.0	—	92.6
Long-term assets of discontinued operations	—	—	123.6	—	123.6
Investment in affiliates	3,926.2	3,483.8	—	(7,410.0)	—
Total assets	$5,726.7	$7,123.7	$4,464.0	$(13,305.1)	$4,009.3

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$61.1	$336.8	$378.2	$—	$776.1
Short-term borrowings and securitization liabilities	26.0	0.6	35.2	—	61.8
Intercompany interest payable	3.1	73.4	2.4	(78.9)	—
Product warranties	—	45.8	40.9	—	86.7
Customer advances	—	7.8	41.1	—	48.9
Product liabilities	—	22.5	5.3	—	27.8
Current liabilities of discontinued operation	—	—	24.2	—	24.2
Total current liabilities	90.2	486.9	527.3	(78.9)	1,025.5

Non-Current Liabilities:
Long-term debt, less current portion	1,924.2	4.3	7.1	—	1,935.6
Deferred income taxes	202.2	—	11.1	—	213.3
Pension obligations	28.6	13.7	22.1	—	64.4
Postretirement health and other benefit obligations	56.2	—	3.7	—	59.9
Long-term deferred revenue	—	8.2	19.6	—	27.8
Intercompany long-term note payable	183.4	1,447.5	1,395.1	(3,026.0)	—
Intercompany accounts payable	2,624.7	124.5	41.0	(2,790.2)	—
Other non-current liabilities	135.3	25.1	25.3	—	185.7
Long-term liabilities of discontinued operations	—	—	18.6	—	18.6
Total non-current liabilities	5,154.6	1,623.3	1,543.6	(5,816.2)	2,505.3

Equity
Manitowoc stockholders’ equity	481.9	5,013.5	2,396.5	(7,410.0)	481.9
Noncontrolling interest	—	—	(3.4)	—	(3.4)
Total equity	481.9	5,013.5	2,393.1	(7,410.0)	478.5
Total liabilities and equity	$5,726.7	$7,123.7	$4,464.0	$(13,305.1)	$4,009.3

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(57.1)	$(8.7)	$(105.1)	$—	$(170.9)
Cash provided by (used for) operating activities of discontinued operations	—	(0.6)	(17.9)	—	(18.5)
Net cash provided by (used for) operating activities	(57.1)	(9.3)	(123.0)	—	(189.4)

Cash Flows from Investing:
Capital expenditures	(0.2)	(7.5)	(10.9)	—	(18.6)
Restricted cash	(0.3)	—	0.2	—	(0.1)
Proceeds from sale of business	—	143.6	—	—	143.6
Proceeds from sale of property, plant and equipment	—	0.1	2.8	—	2.9
Intercompany investments	99.0	(84.5)	31.8	(46.3)	—
Net cash provided by (used for) investing activities	98.5	51.7	23.9	(46.3)	127.8

Cash Flows from Financing:
Proceeds from long-term debt	750.0	—	55.8	—	805.8
Payments on long-term debt	(797.8)	(0.3)	(29.8)	—	(827.9)
Proceeds on revolving credit facility—net	17.5	—	74.1	—	91.6
Proceeds (payments) on notes financing—net	—	(1.4)	—	—	(1.4)
Debt issue costs	(13.6)	—	—	—	(13.6)
Intercompany financing	(0.1)	(51.3)	5.1	46.3	—
Options exercised	3.6	—	—	—	3.6
Net cash provided by (used for) financing activities	(40.4)	(53.0)	105.2	46.3	58.1

Effect of exchange rate changes on cash	—	—	0.9	—	0.9

Net increase (decrease) in cash and cash equivalents	1.0	(10.6)	7.0	—	(2.6)

Balance at beginning of period	5.3	19.7	58.7	—	83.7
Balance at end of period	$6.3	$9.1	$65.7	$—	$81.1

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(41.3)	$32.5	$11.6	$—	$2.8
Cash provided by (used for) operating activities of discontinued operations	—	(0.4)	7.9	—	7.5
Net cash provided by (used for) operating activities	(41.3)	32.1	19.5	—	10.3

Cash Flows from Investing:
Business acquisition, net of cash acquired	—	(4.8)	—	—	(4.8)
Capital expenditures	(0.6)	(7.1)	(6.7)	—	(14.4)
Restricted cash	(3.2)	—	0.2	—	(3.0)
Proceeds from sale of property, plant and equipment	—	1.0	10.8	—	11.8
Intercompany investments	52.7	(55.6)	6.8	(3.9)	—
Net cash provided by (used for) investing activities of continuiing operations	48.9	(66.5)	11.1	(3.9)	(10.4)
Net cash provided by (used for) investing activities of discontinued operations	—	—	(1.9)	—	(1.9)
Net cash provided by (used for) investing activities	48.9	(66.5)	9.2	(3.9)	(12.3)

Cash Flows from Financing:
Proceeds from long-term debt	400.0	10.0	27.4	—	437.4
Payments on long-term debt	(392.0)	(10.5)	(7.7)	—	(410.2)
Proceeds (payments) on notes financing—net	—	(2.4)	(0.8)	—	(3.2)
Proceeds from securitization	—	101.0	—	—	101.0
Payments on securitization	—	(101.0)	—	—	(101.0)
Debt issue costs	(11.3)	—	—	—	(11.3)
Intercompany financing	—	37.4	(41.3)	3.9	—
Options exercised	0.4	—	—	—	0.4
Net cash provided by (used for) financing activities	(2.9)	34.5	(22.4)	3.9	13.1

Effect of exchange rate changes on cash	—	—	(4.5)	—	(4.5)

Net increase (decrease) in cash and cash equivalents	4.7	0.1	1.8	—	6.6

Balance at beginning of period	18.0	7.0	78.7	—	103.7
Balance at end of period	$22.7	$7.1	$80.5	$—	$110.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Net sales:
Crane	$554.8	$451.6	$947.6	$818.4
Foodservice	395.0	367.7	734.4	685.3
Total net sales	$949.8	$819.3	$1,682.0	$1,503.7

Consolidated net sales for the three months ended June 30, 2011 increased 15.9% to $949.8 million from $819.3 million for the same period in 2010.  Consolidated net sales for the six months ended June 30, 2011 increased 11.9% to $1,682.0 million from $1,503.7 million for the same period in 2010.  The increases in sales were driven by a 22.9% and 15.8% increase in sales in the Crane segment for the three and six month periods ended June 30, 2011 compared to the same periods in 2010, respectively.  The Foodservice segment also contributed to the increases as sales increased 7.4% and 7.2% over the comparable three and six month periods.

Crane segment net sales increased 22.9% for the three months ended June 30, 2011 to $554.8 million versus $451.6 million for the same period in 2010.  Net sales from the Crane segment for the six months ended June 30, 2011 increased 15.8% to $947.6 million compared to $818.4 million for the corresponding period in 2010.  The sales increases were due to slight recoveries in the traditional markets and steady growth in most emerging markets.

Volatility of the Euro and select Asian currencies, in relation to the U.S. Dollar, had a positive $35.8 million and $37.0 million impact on Crane segment sales for the three and six months ended June 30, 2011, respectively.  As of June 30, 2011, total Crane segment backlog was $838.8 million; a 4.9% increase over the March 31, 2011 backlog of $799.9 million and a 58.0% increase over the June 30, 2010 backlog of $530.8 million.  Backlog increased in the Americas and Greater Asia Pacific regions while remaining relatively flat in all other regions.

Net sales from the Foodservice segment for the three months ended June 30, 2011 increased 7.4% to $395.0 million versus $367.7 million for the similar time period in 2010.  Net sales from the Foodservice segment for the six months ended June 30, 2011 increased 7.2% to $734.4 million versus $685.3 million for the six months ended 2010.  Increased sales were driven by sales to chain accounts in all regions and across most product lines as the foodservice industry appears to be maintaining a slight recovery from three years of deferred spending.   These gains were made despite the headwind of a large new product roll-out in the first quarter of 2010 that did not recur in the first six-months of 2011.  In addition, Foodservice segment sales for the three and six months ended June 30, 2011 received $12.2 million and $14.9 million, respectively, favorable impact from exchange rates of foreign currencies in relation to the U.S. Dollar.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Earnings from operations:
Crane	$27.7	$36.8	$38.6	$39.8
Foodservice	54.3	47.1	87.4	85.8
Corporate expense	(12.5)	(11.9)	(26.0)	(21.2)
Restructuring expense	(2.0)	(1.3)	(2.9)	(1.7)
Total	$67.5	$70.7	$97.1	$102.7

Consolidated gross profit for the three months ended June 30, 2011 was $224.6 million, an increase of $18.4 million as compared to the $206.2 million of consolidated gross profit for the same period in 2010.  Consolidated gross profit for the six months ended June 30, 2011 was $405.0 million, an increase of $32.4 million as compared to the $372.6 million of consolidated gross profit for the same period in 2010.  These gross profit increases were driven by sales volume increases in both segments for the three and six month periods ended June 30, 2011.

For the three and six month periods ended June 30, 2011 versus the same periods in 2010, the Crane segment gross profit increased by

$11.8 million and $25.0 million, respectively.  Crane gross profit increased 14.1% and 17.6% for the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010.  Net sales increases only partially offset by higher commodity costs and product mix drove the gross profit increases for both periods.

For the three and six months ended June 30, 2011, the Foodservice segment gross profit increased approximately $6.6 million and $7.4 million, respectively, versus the same periods last year.  Foodservice gross profit increased 5.4% and 3.2% for the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010.  Net sales increases and cost reductions only partially offset by higher commodity and other manufacturing costs drove the gross profit increases for both periods.

For the three months ended June 30, 2011, Engineering, selling and administrative (ES&A) expenses increased $20.9 million to $145.4 million versus $124.5 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, ES&A expenses increased $36.6 million to $285.6 million versus $249.0 million for the six months ended June 30, 2010.  The Crane and Foodservice segments contributed to the three and six month period increases due to higher empolyee benefit costs resulting from reinstatement of wage and other benefit reductions and continued investments in engingeering.   Additionally, the three month period ended June 30, 2010 benefited by $6.2 million from a collection of certain previously fully-reserved accounts receivable.

For the three months ended June 30, 2011, the Crane segment reported operating earnings of $27.8 million compared to $36.8 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, the Crane segment reported operating earnings of $38.7 million compared to $39.8 million for the six months ended June 30, 2010.  Crane segment operating earnings decreased over the comparable three and six month periods as higher net sales were offset by increseased manufacturing costs and higher ES&A expense and the 2010 periods were benefited by the aforementioned accounts receivable collections.

For the three months ended June 30, 2011, the Foodservice segment reported operating earnings of $54.3 million compared to $47.1 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, the Foodservice segment reported operating earnings of $87.4 million compared to $85.8 million for the six months ended June 30, 2010.  Foodservice segment operating earnings increased over the comparable three and six month periods as higher net sales were only partially offset by increseased manufacturing costs and higher ES&A expense.

For the three months ended June 30, 2011, corporate expenses were $12.5 million compared to $11.9 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, corporate expenses were $26.0 million compared to $21.2 million for the six months ended June 30, 2010.  Corporate expenses increased over the comparable three and six month periods primarily due to increased employee salary and benefit costs due to reinstatement of wage and benefit levels previously reduced.

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

The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.  There was no impairment charge for the six months ended June 30, 2011.

Analysis of Non-Operating Income Statement Items

The loss on debt extinguishment for the three and six months ended June 30, 2011 was $24.2 million and $27.8 million, respectively.

On May 13, 2011 the company completed a refinancing of its existing credit agreement which resulted in an accelerated write-off of deferred financing fees associated with the now replaced credit facility and the recognition of expense associated with interest rate hedges which were dedesignated.  See further detail at Note 9, “Debt.”

Interest expense for the first six months of 2011 was $77.7 million versus $83.8 million for the first six months ended June 30, 2010.  Interest expense for the three months ended June 30, 2011 was $38.3 million versus $43.2 million for the three months ended June 30, 2010.  The decreases in the comparable periods are due to lower underlying debt levels offset by higher interest rates from the mix of higher rate debt capital resulting from our two issuances of Senior Notes in 2010 (see Note 9, “Debt”).  Amortization expenses for deferred financing fees were $6.0 million for the six months ended June 30, 2011 as compared to $12.1 million for the six months ended June 30, 2010.  Amortization expenses for deferred financing fees were $2.7 million for the quarter ended June 30, 2011 as compared to $5.2 million in 2010.  The lower expense in the 2011 three and six month periods is related to the lower balance of deferred financing fees as a result of the accelerated pay downs of Term Loans in 2010 and 2011 as well as the use of the effective interest method.

Other income, net for the first three and six months of 2011 was $0.3 million and $1.1 million, respectively, versus other expense, net of $5.5 million and $11.9 million for the same periods ended June 30, 2010.  The increase from the three and six month periods ended June 30, 2011 is primarily due to currency losses that did not recur in the current periods.

For the six months ended June 30, 2011, the company recorded income tax expense in continuing operations of $1.8 million, as compared to an income tax benefit of $10.0 million for the six months ended June 30, 2010.  The company has determined that it is more likely than not that the deferred tax assets related to net operating losses in certain jurisdictions will not be used and therefore a tax benefit has not been recognized on those losses.  This was the primary driver of the increased tax expense for the six months ended June 30, 2011.  The income tax benefit for the six months ended June 30, 2010 was calculated under the discrete method.  The mix of income (loss) between foreign and domestic operations caused an unusual relationship between income (loss) and income tax expense (benefit) with small changes in the annual pre-tax book income resulting in a significant impact on the rate and unreliable estimates. As a result, the company computed the provision for income taxes for the six months ended June 30, 2010 by applying the actual effective tax rate to the year-to-date loss, which the company believes provided a more reasonable approximation of the company’s tax benefit for this period.

In jurisdictions where the company operates its Crane business, management analyzes the ability to use the deferred tax assets arising from net operating losses on a seven-year cycle, consistent with the Crane business cycle, as management believes this provides the best information to evaluate the future profitability of the business unit.

The company’s unrecognized tax benefits, excluding interest and penalties, were $45.8 million as of June 30, 2011 and $41.5 million as of June 30, 2010.  All of the company’s unrecognized tax benefits as of June 30, 2011, if recognized, would impact the effective tax rate. The increase in the company’s unrecognized tax benefits as of June 30, 2011 relative to the prior year resulted from quarterly examination activity related to prior years.  It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months.  Settlement of these matters is not expected to have a material effect on the company’s consolidated results of operations, financial positions, or cash flows.

There have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.

As a result of state of Wisconsin legislation enacted in June 2011, an income tax benefit of $5.5 million was recorded relating to the release of previously recorded valuation allowances on net operating loss carryforwards in the state.

The results from discontinued operations were a loss of $3.0 million and earnings of $0.5 million, net of income taxes, for the six months ended June 30, 2011 and 2010, respectively.  The results from discontinued operations were a loss of $0.3 million and earnings of $0.4 million, net of income taxes, for the three months ended June 30, 2011 and 2010, respectively.  The 2011 losses are attributable to various administrative costs incurred in the former Marine segment, the ice-machine operations of Enodis and the results of the Kysor/Warren business that was divested on January 14, 2011.  See Note 3, “Discontinued Operations.”

The results from loss on sale from discontinued operations was $33.6 million for the six months ended June 30, 2011.  The loss was primarily attributable to the tax expense of $29.0 million on the sale of Kysor/Warren in January 2011.

Financial Condition

First Six Months of 2011

Cash and cash equivalents balance as of June 30, 2011 totaled $81.1 million, which was a decrease of $2.6 million from the December 31, 2010 balance of $83.7 million.  Cash flow used for operating activities of continuing operations for the first six months of 2011 was $170.9 million compared to cash provided by continuing operations of $2.8 million for the first six months of 2010.  During the first six months of 2011, cash flow from continuing operations was used to support increased order activity in both segments through increased working capital.  Inventory increases resulted in a use of cash of $159.4 million, partially offset by increased payables of $111.9 million, while cash of $163.7 used for increased receivables reflected the increased sales of both segments.

Capital expenditures during the first six months of 2011 were $18.6 million versus $14.4 million during the first six months of 2010.  The majority of the capital expenditures are related to machinery and equipment purchases as well as maintenance, for the Crane and Foodservice segments.

First Six Months of 2010

Cash and cash equivalents balance as of June 30, 2010 totaled $110.3 million, which was an increase of $6.6 million from the December 31, 2009 balance of $103.7 million.  Cash flow provided by operating activities of continuing operations for the first six months of 2010 was $2.8 million compared to cash used of $20.4 million for the first six months of 2009.  The improvement in cash flow was primarily driven by the absence of a large settlement payment which was made in the prior year offset by negative working capital movements which reflect a potentially stabilizing economy.

Capital expenditures during the first six months of 2010 was $14.4 million versus $40.4 million during the first six months of 2009.  The majority of the capital expenditures are related to machinery and equipment purchases for the Crane and Foodservice segments whereas prior year expenditures related to expansion projects.

Liquidity and Capital Resources

Outstanding debt at June 30, 2011 and December 31, 2010 is summarized as follows:

(in millions)	June 30, 2011	December 31, 2010
Revolving credit facility	$116.9	$24.2
Term loan A	350.0	459.7
Term loan B	400.0	338.1
Senior notes due 2013	150.0	150.0
Senior notes due 2018	398.1	392.9
Senior notes due 2020	591.8	585.3
Other	74.5	47.2
Total debt	2,081.3	1,997.4
Less current portion and short-term borrowings	(103.2)	(61.8)
Long-term debt	$1,978.1	$1,935.6

The company’s current senior credit facility, as amended to date (the “Senior Credit Facility”) became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.   The balance of Term Loan X was repaid in 2009.   On May 13, 2011, the company entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “New Senior Credit Facility”).  Including interest rate swaps at June 30, 2011, the weighted average interest rates for Term Loan A and Term Loan B were 3.26% and 4.25%, respectively.  Excluding interest rate swaps, Term Loan A and Term Loan B interest rates were 3.26% and 4.25%, respectively, at June 30, 2011.  See additional discussion of our New Senior Credit Facility and Senior Notes in Note 9, “Debt.”

As of June 30, 2011, the company had outstanding $74.5 million of other indebtedness that has a weighted-average interest rate of approximately 6.0%.  This debt includes outstanding overdraft balances and capital lease obligations in our Americas, Asia-Pacific and European regions.

The company is party to various interest rate swaps in connection with the Senior Credit Facility and the Senior Notes.  At inception, $449.4 million of Term Loan A interest was fixed at 2.50% plus the applicable basis point spread and $600.0 million of Term Loan B interest was fixed at 3.64% rate plus the applicable basis point spread.  The remaining unhedged portions of the Term Loans A and B continued

to bear interest according to the terms of the New Senior Credit Facility.  As of June 30, 2011, no notional amounts of fixed interest rate hedges were outstanding on Term Loans A and B under the New Senior Credit Facility.  The company is also party to various variable interest rate swaps in connection with its 2018 and 2020 Notes.  At June 30, 2011, $200.0 million and $300.0 million of the 2018 and 2020 Notes, respectively,  were swapped to floating rate interest.  The 2018 Notes accrue interest at a fixed rate of 9.50% on the fixed portion and 6.60% plus the 6 month LIBOR in arrears on the variable portion. The 2020 Notes accrue interest at a fixed rate of 8.50% on the fixed portion and 5.18% plus the 6 month LIBOR in arrears on the variable portion. At June 30, 2011, the weighted average interest rates for the 2018 and 2020 Notes taking into consideration the impact of floating rate hedges was 8.27% and 7.06%, respectively.  Both of the swap contracts of the Senior Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination and cash settlement at five years from the trade date.

As of June 30, 2011, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, the 2013 Notes, 2018 Notes, and 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of June 30, 2011 the company’s Consolidated Senior Secured Leverage Ratio was 3.29:1, while the maximum ratio is 4.00:1 and the company’s Consolidated Interest Coverage Ratio was 1.98:1, above the minimum ratio of 1.50:1.

The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of June 30, 2011 was $327.5 million. The company believes this measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of earnings from continuing operations to Adjusted EBITDA is as follows (in millions):

Net loss from continuing operations	$(114.1)
Loss from discontinued operations	11.3
Loss on sale of discontinued operations	33.6
Depreciation and amortization	122.0
Restructuring charges	4.7
Interest expense and amortization of deferred financing fees	184.7
Costs due to early extinguishment of debt	56.2
Income taxes	35.8
Other	(6.7)
Adjusted EBITDA	$327.5

On June 30, 2010 the company entered into the Second Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”) whereby it sells certain of its trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sells, conveys, transfers and assigns all of the seller’s right, title and interest in and to its pool of receivables to a third party financial institution (Purchaser). See discussion of the Receivables Purchase Agreement in Note 10, “Accounts Receivable Securitization.”  The company entered into Amendment No. 1 dated October 11, 2010, Amendment No. 2 dated December 16, 2010, and Amendment No. 3 dated January 12, 2011 and Amendment No. 4 dated May 13, 2011, to the Receivables Purcahse Agreement.  Amendments No. 2 and 3 added and removed, respectively, an originator under the Receivables Purchase Agreement.  Amendment No. 4 conformed certain terms in the Receivables Purchase Agreement to the terms of the New Senior Credit Agreement.

Our liquidity position at June 30, 2011 and December 31, 2010 is summarized as follows:

(in millions)	June 30, 2011	December 31, 2010
Cash and cash equivalents	$83.7	$86.4
Revolver borrowing capacity	500.0	400.0
Less: Borrowings on revolver	(116.9)	(24.2)
Less: Outstanding letters of credit	(32.7)	(34.6)
Total liquidity	$434.1	$427.6

The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.

The revolving facility under the New Senior Credit Agreement has a maximum borrowing capacity of $500.0 million and expires May 2016, at which time, the company is confident it can obtain another facility with similar size and characteristics for day-to-day operations.  As of June 30, 2011, the revolving facility had a balance of $116.9.  During the quarter the average borrowing was $250.6 million while the average interest rate was 4.8%.  The interest rate fluctuates based upon LIBOR or a Prime rate, depending on the election of the company, plus a spread which is based upon the Consolidated Total Leverage Ratio of the company.  As of

June 30, 2011, the spread for LIBOR and Prime borrowings is 3.0% and 2.0% given the effective Consolidated Total Leverage Ratio for this period.

Recent Accounting Changes and Pronouncements

In June 2011, the Financial Accounting Standards Board issued an update to Accounting Standards Codification (ASC) No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interm periods within those years, beginning after December 15, 2011, with earlier adoption permitted.

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

Foodservice—weather; consolidation within the restaurant and foodservice equipment industries; global expansion of customers; commercial ice-cube machine and other foodservice equipment replacement cycles in the United States and other mature markets; unanticipated issues associated with refresh/renovation plans by national restaurant accounts and global chains; specialty foodservice market growth; growth in demand for foodservice equipment by customers in emerging markets; demand for QSR chains and kiosks; future strength of the beverage industry.

Corporate (including factors that may affect both of our segments)—finalization of the price and terms of completed and future divestitures and unanticipated issues associated with transitional services provided by the company in connection with these divestitures; changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms; the realization of contingencies consistent with any established reserves; unanticipated issues associated with transitional services; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; issues associated with workforce reductions; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; changes in tax laws; unanticipated changes in customer demand; unanticipated issues associated with the closing of the company’s recently announced debt refinancing transaction; unanticipated changes in the debt and capital markets; the ability to increase operational effeciencies across each of the company’s business segments; the ability to capitalize on key strategic opportunities; natural disasters disrupting commerce in one or more regions of the world; and other events outside our control.

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

Date: August 9, 2011	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

JUNE 30, 2011

Exhibit No.*	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Equity and (v) related notes.	X	(2)

(1)   Filed Herewith

(2)   Furnished Herewith

*Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.