Form 10-Q
period 2011-09-30
MANITOWOC CO INC
filed 2011-11-08
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2011, the most recent practicable date, was 131,905,430.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three and Nine-Months Ended September 30, 2011 and 2010

(Unaudited)

(In millions, except per-share and average shares data)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$935.4	$807.1	$2,617.4	$2,310.8

Costs and expenses:
Cost of sales	711.9	606.9	1,988.9	1,738.0
Engineering, selling and administrative expenses	143.2	133.4	428.8	382.4
Restructuring expense	0.9	1.4	3.8	3.2
Amortization expense	9.9	9.5	29.2	28.7
Loss on disposition of property	—	2.0	—	2.0
Other	0.3	—	0.4	—
Total operating costs and expenses	866.2	753.2	2,451.1	2,154.3

Earnings (loss) from operations	69.2	53.9	166.3	156.5

Other income (expenses):
Amortization of deferred financing fees	(2.2)	(5.3)	(8.2)	(17.4)
Interest expense	(34.0)	(46.2)	(111.7)	(130.0)
Loss on debt extinguishment	—	(1.1)	(27.8)	(16.8)
Other income (expense), net	2.0	—	3.1	(11.8)
Total other income (expenses)	(34.2)	(52.6)	(144.6)	(176.0)

Earnings (loss) from continuing operations before taxes on income	35.0	1.3	21.7	(19.5)
Provision (benefit) for taxes on income	13.3	2.7	15.1	(7.3)
Earnings (loss) from continuing operations	21.7	(1.4)	6.6	(12.2)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of ($0.2), $0.7, ($2.1) and $1.4, respectively	(0.1)	1.9	(3.1)	2.4
Gain (loss) on sale of discontinued operations, net of income taxes of $0.0, $0.0, $29.0 and $0.0, respectively	—	—	(33.6)	—
Net earnings (loss)	21.6	0.5	(30.1)	(9.8)
Less: Net loss attributable to noncontrolling interest, net of income taxes	(2.1)	(0.9)	(4.1)	(2.2)
Net earnings (loss) attributable to Manitowoc	$23.7	$1.4	$(26.0)	$(7.6)

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$23.8	$(0.5)	$10.7	$(10.0)
Earnings (loss) from discontinued operations, net of income taxes	(0.1)	1.9	(3.1)	2.4
Loss on sale of discontinued operations, net of income taxes	—	—	(33.6)	—
Net earnings (loss) attributable to Manitowoc	$23.7	$1.4	$(26.0)	$(7.6)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.18	$(0.00)	$0.08	$(0.08)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	0.01	(0.02)	0.02
Loss on sale of discontinued operations, net of income taxes	—	—	(0.26)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.18	$0.01	$(0.20)	$(0.06)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.18	$(0.00)	$0.08	$(0.08)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	0.01	(0.02)	0.02
Loss on sale of discontinued operations, net of income taxes	—	—	(0.26)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.18	$0.01	$(0.20)	$(0.06)

Weighted average shares outstanding — basic	130,510,828	130,605,417	130,464,015	130,590,248
Weighted average shares outstanding — diluted	133,036,277	132,232,254	130,464,015	130,590,248

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

(Unaudited)

(In millions, except share data)

	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$90.1	$83.7
Marketable securities	2.7	2.7
Restricted cash	9.2	9.4
Accounts receivable, less allowances of $16.5 and $27.6, respectively	329.9	255.1
Inventories — net	816.7	557.0
Deferred income taxes	124.6	131.3
Other current assets	78.4	57.7
Current assets of discontinued operation	—	63.7
Total current assets	1,451.6	1,160.6

Property, plant and equipment — net	537.2	565.8
Goodwill	1,172.6	1,173.2
Other intangible assets — net	867.8	893.5
Other non-current assets	148.7	92.6
Long-term assets of discontinued operation	—	123.6
Total assets	$4,177.9	$4,009.3

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$934.5	$776.1
Current portion of long-term debt and short-term borrowings	102.9	61.8
Product warranties	85.7	86.7
Customer advances	35.6	48.9
Product liabilities	28.2	27.8
Current liabilities of discontinued operation	—	24.2
Total current liabilities	1,186.9	1,025.5
Non-Current Liabilities:
Long-term debt	1,997.5	1,935.6
Deferred income taxes	213.2	213.3
Pension obligations	65.2	64.4
Postretirement health and other benefit obligations	57.2	59.9
Long-term deferred revenue	30.1	27.8
Other non-current liabilities	153.8	185.7
Long-term liabilities of discontinued operation	—	18.6
Total non-current liabilities	2,517.0	2,505.3

Commitments and contingencies (Note 15)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 131,905,430 and 131,388,472 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	465.9	454.0
Accumulated other comprehensive income (loss)	23.0	9.9
Retained earnings	78.7	104.7
Treasury stock, at cost (31,270,498 and 31,787,456 shares, respectively)	(87.5)	(88.1)
Total Manitowoc stockholders’ equity	481.5	481.9
Noncontrolling interest	(7.5)	(3.4)
Total equity	474.0	478.5
Total liabilities and equity	$4,177.9	$4,009.3

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Nine-Months Ended September 30, 2011 and 2010

(Unaudited)

(In millions)

	Nine-Months Ended
	September 30,
	2011	2010
Cash Flows from Operations:
Net earnings (loss)	$(30.1)	$(9.8)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities of continuing operations:
Discontinued operations, net of income taxes	3.1	(2.4)
Depreciation	62.6	69.6
Amortization of intangible assets	29.2	28.7
Deferred income taxes	(4.5)	(22.7)
Loss (gain) on sale of property, plant and equipment	(0.5)	(3.1)
Restructuring expense	3.8	3.2
Amortization of deferred financing fees	8.2	17.4
Loss on debt extinguishment	27.8	16.8
Loss on sale of discontinued operations	33.6	—
Other	5.6	6.9
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(128.6)	(32.9)
Inventories	(255.6)	(63.0)
Other assets	(6.0)	26.4
Accounts payable	124.8	68.2
Accrued expenses and other liabilities	(39.6)	(51.0)
Net cash provided by (used for) operating activities of continuing operations	(166.2)	52.3
Net cash provided by (used for) operating activities of discontinued operations	(18.7)	(0.1)
Net cash provided by (used for) operating activities	(184.9)	52.2

Cash Flows from Investing:
Business acquisitions, net of cash acquired	—	(4.8)
Capital expenditures	(32.3)	(22.2)
Restricted cash	0.2	(3.3)
Proceeds from sale of business	143.6	3.8
Proceeds from sale of property, plant and equipment	5.8	13.4
Net cash provided by (used for) investing activities of continuing operations	117.3	(13.1)
Net cash provided by (used for) investing activities of discontinued operations	—	(2.7)
Net cash provided by (used for) investing activities	117.3	(15.8)

Cash Flows from Financing:
Proceeds from revolving credit facility	98.0	—
Proceeds from swap monetization	21.5	—
(Payments on) long-term debt	(861.4)	(467.3)
Proceeds from long-term debt	835.6	453.2
Proceeds from securitization facility	—	101.0
(Payments on) securitization facility	—	(101.0)
(Payments on) notes financing	(7.4)	(3.4)
Debt issuance costs	(14.3)	(11.5)
Exercises of stock options, including windfall tax benefits	4.0	0.6
Net cash used for financing activities of continuing operations	76.0	(28.4)

Effect of exchange rate changes on cash	(2.0)	(0.6)

Net increase (decrease) in cash and cash equivalents	6.4	7.4
Balance at beginning of period	83.7	103.7
Balance at end of period	$90.1	$111.1

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three and Nine-Months Ended September 30, 2011 and 2010

(Unaudited)

(In millions)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings (loss)	$21.6	$0.5	$(30.1)	$(9.8)
Other comprehensive income (loss)
Derivative instrument fair market value adjustment - net of income taxes	(8.8)	4.3	4.7	(9.2)
Foreign currency translation adjustments	(31.8)	53.1	8.4	(24.5)

Total other comprehensive income (loss)	(40.6)	57.4	13.1	(33.7)

Comprehensive income (loss)	(19.0)	57.9	(17.0)	(43.5)

Comprehensive loss attributable to noncontrolling interest	(2.1)	(0.9)	(4.1)	(2.2)

Comprehensive income (loss) attributable to Manitowoc	$(16.9)	$58.8	$(12.9)	$(41.3)

See accompanying notes which are an integral part of these statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine-months ended September 30, 2011 and 2010, the cash flows for the same nine-month periods, and the financial position at September 30, 2011, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2010.  The Consolidated Balance Sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.

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

Administrative costs related to the former Marine segment resulted in pre-tax losses from discontinued operations of $0.2 million and $0.2 million for the three-month periods ended September 30, 2011 and September 30, 2010, respectively.  Tax benefits of $0.1 million and $0.1 million were recognized in the three-month periods ended September 30, 2011 and September 30, 2010, respectively.  Administrative costs related to the former Marine segment resulted in pre-tax losses from discontinued operations of $1.0 million and $0.8 million for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.  Tax benefits of $0.4 million and $0.3 million were recognized in the nine month periods ended September 30, 2011 and September 30, 2010, respectively.

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

Administrative costs related to the Enodis ice machine businesses resulted in no pre-tax gains or losses from discontinued operations in the three-months ended September 30, 2011 and $0.2 million of earnings for the three-month period ended September 30, 2010.  The company did not recognize a tax benefit or expense related to the Enodis ice machine businesses during both the three-months ended September 30, 2011 and September 30, 2010.

Administrative costs related to the Enodis ice machine businesses resulted in no pre-tax gains or losses from discontinued operations in the nine-months ended September 30, 2011 and $0.2 million losses for the nine-month period ended September 30, 2010.  The company recognized no tax benefit or expense related to the Enodis ice machine businesses during the nine-months ended September 30, 2011 and a tax benefit of $0.1 million during the nine-months ended September 30, 2010.

On December 15, 2010, the company announced that a definitive agreement had been reached to divest its Kysor/Warren and Kysor/Warren de Mexico (collectively “Kysor/Warren”) businesses, which manufacture frozen, medium temperature and heated display merchandisers, mechanical refrigeration systems and remote mechanical and electrical houses to Lennox International for approximately $145 million, including a preliminary working capital adjustment.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  On July 1, 2011, the company made a payment to Lennox International of $2.4 million as the final working capital adjustment under the sale agreement.  The results of these operations have been classified as discontinued operations.

The following selected financial data of Kysor/Warren for the three and nine-months ended September 30, 2011 and 2010, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There were no general corporate expenses or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Net sales	$—	$80.8	$3.3	$175.6

Pretax earnings (loss) from discontinued operations	$(0.1)	$2.6	$(4.2)	$4.8
Provision (benefit) for taxes on income	(0.1)	0.8	(1.7)	1.8
Earnings (loss) from discontinued operations, net of income taxes	$—	$1.8	$(2.5)	$3.0

4. Fair Value of Financial Instruments

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value according to ASC Topic 820-10, “Fair Value Measurements and Disclosures,” on a recurring basis as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$0.6	$—	$—	$0.6
Forward commodity contracts	—	—	—	—
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$3.3	$—	$—	$3.3

Non-Current Assets:
Interest rate cap contracts	$—	$0.4	$—	$0.4
Total non-current assets at fair value	$—	$0.4	$—	$0.4

Current Liabilities:
Foreign currency exchange contracts	$6.6	$—	$—	$6.6
Forward commodity contracts	—	2.8	—	2.8
Total current liabilities at fair value	$6.6	$2.8	$—	$9.4

Non-current Liabilities:
Interest rate swap contracts	$—	$14.9	$—	$14.9
Total non-current liabilities at fair value	$—	$14.9	$—	$14.9

	Fair Value as of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$2.3	$—	$—	$2.3
Forward commodity contracts	—	1.1	—	1.1
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$5.0	$1.1	$—	$6.1

Current Liabilities:
Foreign currency exchange contracts	$0.6	$—	$—	$0.6
Forward commodity contracts	—	0.3	—	0.3
Total current liabilities at fair value	$0.6	$0.3	$—	$0.9

Non-current Liabilities:
Interest rate swap contracts	$—	$38.4	$—	$38.4
Total non-current liabilities at fair value	$—	$38.4	$—	$38.4

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, deferred purchase price notes and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted, due to the short time periods during which these amounts are outstanding.  The fair value of the company’s 7.125% Senior Notes due 2013 was approximately $147.0 million and $152.4 million at September 30, 2011 and December 31, 2010, respectively. The fair value of the company’s 9.50% Senior Notes due 2018 was approximately $392.0 million and $438.8 million at September 30, 2011 and December 31, 2010, respectively. The fair value of the company’s 8.50% Senior Notes due 2020 was approximately $546.0 million and $645.0 million at September 30, 2011 and December 31, 2010, respectively. The fair values of the company’s term loans under the previous senior credit facility dated November 8, 2008 and the $1,250.0 million Second Amended and Restated Credit Agreement dated May 13, 2011 (the “New Senior Credit Agreement”) were as follows at September 30, 2011 and December 31, 2010, respectively:  Term Loan A — $328.7 million and $461.2 million; and Term Loan B — $385.5 million and $342.0 million.  See Note 9, “Debt,” for the related carrying values of these debt instruments.

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

As a result of its global operating and financing activities, the company is exposed to market risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which may adversely affect the company’s operating results and financial position. When deemed appropriate, the company minimizes its risks from interest and foreign currency exchange rate and commodity price fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the company does not use leveraged derivative financial instruments. The forward foreign currency exchange and interest rate swap contracts and forward commodity purchase agreements are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 1 and level 2.

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

The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk.  Interest rate swap and cap instruments are entered into to manage interest rate or fair value risk.  Forward contracts on various commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing process.  The company also enters into various foreign currency derivative instruments to manage foreign currency risk associated with the company’s projected foreign currency denominated purchases, sales, and receivable and payable balances.

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the company designates forward commodity contracts, foreign currency exchange contracts, and interest rate swaps and caps contracts as cash flow hedges of forecasted purchases of commodities and currencies, and variable rate interest payments.  Also in accordance with ASC Topic 815-10, the company designates fixed-to-float interest rate swaps as fair market value hedges of fixed rate debt, which synthetically swap the company’s fixed rate debt to floating rate debt.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $5.2 million of unrealized and realized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from Other Comprehensive Income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months depending on the type of risk being hedged.

Regarding the fair market value hedges related to the Notes (see Note 9, Debt), the risk management objective is to offset the changes in fair value of the company’s fixed-rate debt associated with the risk of variability in the six-month U.S. LIBOR rate.  In essence, the objective is to economically change the company’s fixed-rate debt to variable rate debt.  The swap includes an embedded call feature to match the terms of the call embedded in the debt. Changes in the fair value of the interest rate swap (which includes an embedded mirror image option) are expected to offset changes in the fair value of the debt due to changes in the U.S. LIBOR rate (the designated benchmark interest rate).  In order to meet the risk management objective, the company entered into an interest rate swap with the same critical terms (notional amounts, re-pricing dates, call schedule, and index on which the variable rate is based) as the Company’s fixed-rate debt.  Since the critical terms of the hedging instrument match the critical terms of the company’s fixed rate debt, the company expects the interest rate swap to offset the changes in fair value of the debt attributable to the variability in the six-month US LIBOR rate.  The company is applying the “shortcut method” outlined in ASC 815-20-25-102 through 25-117 and accordingly, since all of the requirements under ASC 815-20-25-104 through 25-105 for the assumption of no ineffectiveness have been met, the company believes that the hedging relationship is effective.

As of September 30, 2011 and December 31, 2010, the company had the following outstanding commodity and currency forward contracts that were entered into to hedge forecasted transactions:

	Units Hedged
Commodity	September 30, 2011	December 31, 2010		Type
Aluminum	1,460	688	MT	Cash Flow
Copper	790	312	MT	Cash Flow
Natural Gas	215,463	304,177	MMBtu	Cash Flow
Steel	11,937	—	Tons	Cash Flow

	Units Hedged
Short Currency	September 30, 2011	December 31, 2010	Type
Canadian Dollar	29,954,694	21,186,951	Cash Flow
Chinese Renminbi	46,406,557	—	Cash Flow
European Euro	74,872,056	43,440,929	Cash Flow
South Korean Won	1,970,968,575	2,245,331,882	Cash Flow
Singapore Dollar	6,720,000	4,140,000	Cash Flow
United States Dollar	10,314,400	8,828,840	Cash Flow
British Pound	—	399,999	Cash Flow

The total notional amount of the company’s receive-floating/pay-fixed interest rate swaps of the company’s term loans was $650.8 million on December 31, 2010.  These hedges were dedesignated, offset, and written off on June 30, 2011.  The total notional amount of the company’s interest rate caps entered into during the third quarter 2011 was $450.0 million on September 30, 2011.  These interest rate derivative instruments effectively cap the company’s future interest rate exposure for the notional value of its variable term debt at a LIBOR rate of 3.00% plus the applicable spread per the New Senior Credit Agreement.

The company monetized the derivative asset related to its fixed-to-float interest rate swaps and received $21.5 million in the third quarter of 2011.  The gain is treated as an increase to the debt balances for each of the senior notes and will be amortized to interest expense over the life of the original swap.

The designated fair market value hedges of fixed-to-float swaps of the company’s 9.50% Senior Notes due 2018 (the “2018 Notes”) was $125.0 million and $200.0 million as of September 30, 2011 and December 31, 2010, respectively.  The designated fair market value hedges of fixed-to-float swaps of the company’s 8.50% Senior Notes due 2020 (the “2020 Notes”) was $200.0 million and $300.0 million as of September 30, 2011 and December 31, 2010, respectively.

For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Consolidated Statements of Operations.

As of September 30, 2011 and December 31, 2010, the company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	September 30, 2011	December 31, 2010	Recognized Location	Purpose
British Pound	—	8,172,569	Other income, net	Accounts Payable and Receivable Settlement
Euro	20,732,338	7,732,026	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	38,879,449	33,158,979	Other income, net	Accounts Payable and Receivable Settlement
Japanese Yen	190,000,000	—	Other income, net	Accounts Payable and Receivable Settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010 was as follows:

		ASSET DERIVATIVES
		September 30, 2011	December 31, 2010
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.6	$1.8
Commodity contracts	Other current assets	—	1.1
Interest rate cap contracts	Other non-current assets	0.4	—
Total derivatives designated as hedging instruments		$1.0	$2.9

		ASSET DERIVATIVES
		September 30, 2011	December 31, 2010
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$0.5
Total derivatives NOT designated as hedging instruments		$—	$0.5

Total asset derivatives		$1.0	$3.4

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010 was as follows:

		LIABILITY DERIVATIVES
		September 30, 2011	December 31, 2010
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$5.9	$0.6
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	3.0	38.4
Commodity contracts	Accounts payable and accrued expenses	2.8	0.3
Total derivatives designated as hedging instruments		$11.7	$39.3

		LIABILITY DERIVATIVES
		September 30, 2011	December 31, 2010
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.7	$—
Interest rate swap contracts: Float-to-fixed	Other non-current liabilities	11.9	—
Total derivatives NOT designated as hedging instruments		$12.6	$—

Total liability derivatives		$24.3	$39.3

The effect of derivative instruments on the consolidated statement of operations for the three-months ended September 30, 2011 and September 30, 2010 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

	Amount of Gain or (Loss) Recognized in		Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified
	OCI on Derivative (Effective Portion,		Reclassified from	from Accumulated OCI into Income
	net of tax)		Accumulated	(Effective Portion)
Derivatives in Cash Flow Hedging	September 30,	September 30,	OCI into Income	September 30,	September 30,
Relationships	2011	2010	(Effective Portion)	2011	2010
Foreign exchange contracts	$(6.1)	$5.2	Cost of sales	$0.7	$(1.7)
Interest rate swap & cap contracts	0.2	(1.8)	Interest expense	—	(2.5)
Commodity contracts	(2.0)	0.3	Cost of sales	(0.1)	0.3
Total	$(7.9)	$3.7		$0.6	$(3.9)

Location of Gain or (Loss)
	Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on
	Derivative (Ineffective	Derivative (Ineffective Portion and Amount Excluded
	Portion and Amount	from
Derivatives	Excluded from	Effectiveness Testing)
Relationships	Effectiveness Testing)	September 30, 2011	September 30, 2010
Commodity contracts	Cost of sales	$(0.1)	$0.1
Total		$(0.1)	$0.1

	Location of Gain or (Loss)
	Recognized	Amount of Gain or (Loss) Recognized in Income on
Derivatives Not Designated as	in Income on	Derivative
Hedging Instruments	Derivative	September 30, 2011	September 30, 2010
Foreign exchange contracts	Other income	$1.5	$(0.6)
Interest rate swaps	Other income	2.4	—
Total		$3.9	$(0.6)

The effect of derivative instruments on the consolidated statement of operations for the nine-months ended September 30, 2011 and September 30, 2010 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

	Amount of Gain or (Loss) Recognized in		Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified
	OCI on Derivative (Effective Portion,		Reclassified from	from Accumulated OCI into Income
	net of tax)		Accumulated	(Effective Portion)
Derivatives in Cash Flow Hedging	September 30,	September 30,	OCI into Income	September 30,	September 30,
Relationships	2011	2010	(Effective Portion)	2011	2010
Foreign exchange contracts	$(4.2)	$0.5	Cost of sales	$4.1	$(4.2)
Interest rate swap & cap contracts	1.3	(8.8)	Interest expense	(5.3)	(7.9)
Commodity contracts	(2.3)	(0.5)	Cost of sales	0.2	0.8
Total	$(5.2)	$(8.8)		$(1.0)	$(11.3)

Derivatives	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships	Effectiveness Testing)	September 30, 2011	September 30, 2010
Commodity contracts	Cost of sales	$(0.1)	$0.1
Total		$(0.1)	$0.1

Derivatives Not Designated as	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging Instruments	Derivative	September 30, 2011	September 30, 2010
Foreign exchange contracts	Other income	$(1.2)	$(0.4)
Interest rate swaps	Other income	2.4	$—
Total		$1.2	$(0.4)

The effect of Fair Market Value designated derivative instruments on the consolidated statement of operations for the three-months ended September 30, 2011 and September 30, 2010 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Instruments under ASC 815	Income on Derivative	September 30, 2011	September 30, 2010
Interest rate swap contracts	Interest expense	$7.1	$—
Total		$7.1	$—

The effect of Fair Market Value designated derivative instruments on the consolidated statement of operations for the nine-months ended September 30, 2011 and September 30, 2010 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Instruments under ASC 815	Income on Derivative	September 30, 2011	September 30, 2010
Interest rate swap contracts	Interest expense	$18.8	$—
Total		$18.8	$—

6. Inventories

The components of inventories at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
(in millions)	2011	2010
Inventories — gross:
Raw materials	$294.9	$224.0
Work-in-process	207.7	119.8
Finished goods	424.5	324.5
Total inventories — gross	927.1	668.3
Excess and obsolete inventory reserve	(79.4)	(80.3)
Net inventories at FIFO cost	847.7	588.0
Excess of FIFO costs over LIFO value	(31.0)	(31.0)
Inventories — net	$816.7	$557.0

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2010, three-months ended March 31, 2011, June 30, 2011, and September 30, 2011 are as follows:

(in millions)	Crane	Foodservice	Total
Gross and net balance as of January 1, 2010	$289.7	$1,435.0	$1,724.7
Acquisition of ASI	—	5.0	5.0
Deferred tax adjustment	—	5.8	5.8
Restructuring reserve adjustment	—	(2.7)	(2.7)
Foreign currency impact	(10.7)	(0.1)	(10.8)
Gross balance as of December 31, 2010	$279.0	$1,443.0	$1,722.0
Asset impairments	—	(548.8)	(548.8)
Net balance as of December 31, 2010	$279.0	$894.2	$1,173.2

Restructuring reserve adjustment	$—	$(2.6)	$(2.6)
Foreign currency impact	9.0	0.2	9.2
Gross balance as of March 31, 2011	$288.0	$1,440.6	$1,728.6
Foreign currency impact	1.2	0.1	1.3
Gross balance as of June 30, 2011	$289.2	$1,440.7	$1,729.9
Foreign currency impact	(8.4)	(0.1)	(8.5)
Gross balance as of September 30, 2011	280.8	$1,440.6	$1,721.4
Asset impairments	—	(548.8)	(548.8)
Net balance as of September 30, 2011	$280.8	$891.8	$1,172.6

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$319.2	$—	$319.2	$317.0	$—	$317.0
Customer relationships	438.4	(68.4)	370.0	439.2	(51.8)	387.4
Patents	33.8	(23.2)	10.6	33.3	(20.9)	12.4
Engineering drawings	11.4	(7.4)	4.0	11.2	(6.7)	4.5
Distribution network	20.9	—	20.9	20.6	—	20.6
Other intangibles	184.5	(41.4)	143.1	183.9	(32.3)	151.6
Total	$1,008.2	$(140.4)	$867.8	$1,005.2	$(111.7)	$893.5

Amortization expense for the three months ended September 30, 2011 and 2010 was $9.9 million and $9.5 million, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $29.2 million and $28.7 million, respectively. Amortization expense related to intangible assets for each of the five succeeding years is estimated to be approximately $40 million per year.

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
(in millions)	2011	2010
Trade accounts payable and interest payable	$522.6	$394.4
Employee related expenses	101.0	93.4
Restructuring expenses	25.1	32.5
Profit sharing and incentives	25.4	28.7
Accrued rebates	33.2	32.8
Deferred revenue - current	25.6	29.7
Derivative liabilities	9.5	1.0
Income taxes payable	61.8	33.2
Miscellaneous accrued expenses	130.3	130.4
	$934.5	$776.1

9. Debt

Outstanding debt at September 30, 2011 and December 31, 2010 is summarized as follows:

(in millions)	September 30, 2011	December 31, 2010
Revolving credit facility	$118.4	$24.2
Term loan A	341.3	459.7
Term loan B	399.0	338.1
Senior notes due 2013	150.0	150.0
Senior notes due 2018	407.0	392.9
Senior notes due 2020	611.2	585.3
Other	73.5	47.2
Total debt	2,100.4	1,997.4
Less current portion and short-term borrowings	(102.9)	(61.8)
Long-term debt	$1,997.5	$1,935.6

The company’s current senior credit facility, as amended to date, became effective November 6, 2008, and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.   The balance of Term Loan X was repaid in 2009.   On May 13, 2011, the company amended and extended the maturities of its senior credit facility and entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “New Senior Credit Facility”).

The New Senior Credit Facility includes three different loan facilities.  The first is a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.  Including interest rate caps at September 30, 2011, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.25% and 4.25%, respectively.  Excluding interest rate caps, Term Loan A and Term Loan B interest rates were 3.25% and 4.25%, respectively, at September 30, 2011.

The New Senior Credit Facility contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters, and (b) a Consolidated Senior Secured Leverage Ratio, which measure the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the most recent four fiscal quarters.  The current financial covenant levels under the New Senior Credit Facility are as set forth below:

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

The loss on debt extinguishment of $27.8 million during the nine-months ended September 30, 2011 consisted of $14.2 million related to the write-off of deferred financing fees and $13.6 million related to the unwinding of related float-to-fixed interest rate swaps.

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

On September 30, 2011, the company had outstanding $150.0 million of 7.125% Senior Notes due 2013 (the “2013 Notes”).  Interest on the 2013 Notes is payable semiannually in May and November each year. The 2013 Notes can be redeemed by the company in whole or in part for a premium on or after November 1, 2008. The following would be the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2013 Notes during the 12-month period commencing on November 1 of the year set forth below:

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

On October 18, 2010, the company completed the sale of $600.0 million aggregate principal amount of its 8.50% Senior Notes due 2020 (the “2020 Notes”). The offering closed on October 18, 2010 and net proceeds of $583.7 million from this offering were used to pay down ratably the then outstanding balances of Term Loans A and B.  Interest on the 2020 Notes is payable semi-annually on May

1 and November 1 of each year, beginning on May 1, 2011.  The company may redeem the 2020 Notes at any time prior to November 1, 2015.

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

As of September 30, 2011, the company had outstanding $73.5 million of other indebtedness that has a weighted-average interest rate of approximately 6.4%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

As of June 30, 2011, the company offset all of its previous interest rate swaps against Term Loan A and B interest due to the amendment of its senior credit facility.  As of September 30, 2011, the company had outstanding $450.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the New Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility.  The company is also party to various fixed-to-float interest rate swaps in connection with its 2018 and 2020 Notes.  At September 30, 2011, $125.0 million and $200.0 million of the 2018 and 2020 Notes were swapped to floating rate interest, respectively.  The 2018 Notes accrue interest at a fixed rate of 9.50% on the fixed portion and 7.48% plus the six-month LIBOR in arrears on the variable portion. The 2020 Notes accrue interest at a fixed rate of 8.50% on the fixed portion and 6.05% plus the six-month LIBOR in arrears on the variable portion. At September 30, 2011, the weighted average interest rates for the 2018 and 2020 Notes taking into consideration the impact of floating rate hedges was 9.01% and 7.83%, respectively.  Both aforementioned new swap contracts of the Senior Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination and cash settlement at five years from the trade date.

As of September 30, 2011, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, the 2013 Notes, 2018 Notes, and 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of September 30, 2011 our Consolidated Senior Secured Leverage Ratio was 3.18:1, while the maximum ratio is 4.00:1 and our Consolidated Interest Coverage Ratio was 2.22:1, above the minimum ratio of 1.575:1.

10. Accounts Receivable Securitization

Effective September 27, 2011, the company made changes to its accounts receivable securitization program by entering into a Third Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as U.S. Seller, Manitowoc Cayman Islands Funding Ltd., as Cayman Seller, The Manitowoc Company, Inc. as a Servicer, Garland Commercial Ranges Limited, as a Servicer, Convotherm Elektrogeräte GmbH, as a Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent (the “Third Amended and Restated Receivables Purchase Agreement”).  The changes materially expanded the scope of the Company’s asset securitization program by including receivables from a German subsidiary, Convotherm Elektrogeräte GmbH, and creating a new wholly owned, bankruptcy-remote foreign special purpose subsidiary, Manitowoc Cayman Islands Funding Ltd. (“Cayman Seller”), as purchaser of Convotherm’s receivables.  Cayman Seller will also purchase receivables from Garland Commercial Ranges Limited, a Canadian subsidiary of the Company that previously sold its receivables to Manitowoc Funding, LLC, a wholly owned, bankruptcy-remote, domestic special purpose entity (“U.S. Seller”).

Under the Third Amended and Restated Receivables Purchase Agreement (and the related Purchase and Sale Agreements referenced therein), the Company’s domestic trade accounts receivable are sold to U.S. Seller which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (“Purchaser”), all of the U.S. Sellers’ right, title and interest in and to a pool of receivables to the Purchaser.  Certain of the Company’s non-U.S. trade accounts receivable will be sold to Cayman Seller which, in turn, will sell, convey, transfer and assign to Purchaser, all of Cayman Seller’s right, title and interest in and to a pool of receivables to the Purchaser.

The Purchaser receives ownership of the pool of receivables, in each instance.  New receivables are purchased by U.S. Seller or Cayman Seller, as applicable, and resold to the Purchaser as cash collections reduce previously sold investments.  The Manitowoc Company, Inc., Garland Commercial Ranges Limited, and Convotherm Elektrogeräte GmbH act as the servicers of the receivables and as such administer, collect and otherwise enforce the receivables.  The servicers are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer.  As servicers, they will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with the Third Amended and Restated Receivables Purchase Agreement.  The Purchaser has no recourse for uncollectible receivables.  The securitization program also contains customary affirmative and negative covenants.  Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio.  As of September 30, 2011, the company was in compliance with all affirmative and negative covenants includes of the financial covenants pertaining to the Third Amended and Restated Receivables Purchase Agreement.  Based on our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded at September 30, 2011 was $79.5 million and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program has a maximum capacity of $200.0 million and includes certain of the company’s U.S., Canadian and German Foodservice and U.S. Crane segment businesses.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $119.3 million at September 30, 2011 and $123.0 million at December 31, 2010.

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

Prior to June 30, 2010 (date of the Second Amended and Restated Receivables Purchase Agreement), the Purchaser received an ownership and security interest in the pool of receivables.  The Purchaser had no recourse against the company for uncollectible receivables; however the company’s retained interest in the receivable pool was subordinate to the Purchaser.  Prior to the adoption on January 1, 2010 of new guidance as codified in ASC 860, the receivables sold under this program qualified for de-recognition.  After adoption of this guidance on January 1, 2010, receivables sold under this program no longer qualified for de-recognition and, accordingly, cash proceeds on the balance of outstanding trade receivables sold were recorded as a securitization liability in the Consolidated Balance Sheet.

11.  Income Taxes

For the nine months ended September 30, 2011, the company recorded income tax expense in continuing operations of $15.1 million, as compared to an income tax benefit of $7.3 million for the nine months ended September 30, 2010.  The company has determined that it is more likely than not that the deferred tax assets related to net operating losses in certain jurisdictions will not be used and therefore a tax benefit for current period losses has not been recognized.  This was the primary driver of the increased tax expense for the three and nine months ended September 30, 2011.  The income tax provision for the three and nine months ended September 30, 2011 was calculated under the annual effective tax rate method.  The income tax provision for the three and nine months ended September 30, 2010 was calculated under the discrete method.  The mix of income (loss) between foreign and domestic operations in 2010 caused an unusual relationship between income (loss) and income tax expense (benefit) with small changes in the annual pre-tax book income resulting in a significant impact on the rate and unreliable estimates. As a result, the company computed the provision for income taxes for the three and nine months ended September 30, 2010 by applying the actual effective tax rate to the year-to-date loss, which the company believes provided a more reasonable approximation of the company’s tax provision for that period.

The company’s unrecognized tax benefits, excluding interest and penalties, were $48.7 million as of September 30, 2011 and $40.4 million as of September 30, 2010.  All of the company’s unrecognized tax benefits as of September 30, 2011, if recognized, would impact the effective tax rate. The increase in the company’s unrecognized tax benefits as of September 30, 2011 relative to the prior year resulted primarily from audit examination activity related to prior years.  It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months.  Settlement of these matters is not expected to have a material effect on the company’s consolidated results of operations, financial positions, or cash flows.

There have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.

As a result of Wisconsin legislation enacted in June 2011, an income tax benefit of $5.5 million was recorded in the second quarter relating to the release of previously recorded valuation allowances on net operating loss carryforwards in the state.

12.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	130,510,828	130,605,417	130,464,015	130,590,248
Effect of dilutive securities - stock options and restricted stock	2,525,449	1,626,837	—	—
Diluted weighted average common shares outstanding	133,036,277	132,232,254	130,464,015	130,590,248

For the nine months ended September 30, 2011 and 2010, the total number of potential dilutive securities was 3.1 million and 1.9 million, respectively.  However, the stock options representing these potential dilutive securities were not included in the computation of diluted net loss per common share for the nine- months ended September 30, 2011 and 2010, since to do so would decrease the loss per share.  In addition, for the three and nine- months ended September 30, 2011, 2.8 million and 2.8 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.  For the three and nine-months ended September 30, 2010, 4.2 million and 1.9 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

No dividends were paid during each of the three and nine-month periods ended September 30, 2011 and September 30, 2010.

13.  Stockholders’ Equity

The following is a roll forward of retained earnings and noncontrolling interest for the nine-months ended September 30, 2011 and 2010:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2010	$104.7	$(3.4)
Net earnings (loss)	(26.0)	(4.1)
Balance at September 30, 2011	$78.7	$(7.5)

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2009	$188.7	$(0.7)
Net earnings (loss)	(7.6)	(2.1)
Balance at September 30, 2010	$181.1	$(2.8)

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

Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of September 30, 2011, the company has purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization; however, the company has not purchased any shares of its common stock under this authorization since 2006.

14.  Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation expense was $11.0 million and $6.8 million for the nine-months ended September 30, 2011 and 2010, respectively.  The company granted options to acquire 1.0 million and 1.4 million shares of common stock to officers and employees during the first three quarters of 2011 and 2010, respectively.  Any option grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date.  For all outstanding grants made to officers and employees prior to 2011, options become exercisable in 25% increments annually over a four year period beginning on the second anniversary of the grant date and expire ten years subsequent to the grant date.  Starting with 2011 grants to officers and directors, options become exercisable in 25% increments annually over a four year period beginning on the first anniversary of the grant date and expire ten years subsequent to the grant date.  In addition, the company issued 0.8 million and 0.5 million shares of restricted stock and performance shares during the first three quarters of 2011 and 2010, respectively.  The restrictions on all shares of restricted stock expire on the third anniversary of the applicable grant date.

The company granted performance shares to officers and employees during the first quarter of 2011.  The number of shares to be issued will vary depending on the company’s improvement in economic value add (EVA) from December 31, 2010 to December 31, 2012, the cumulative debt reduction in 2011 and 2012 and whether the officer or employee is continuously employed by the company through the end of 2013.  Depending on the foregoing factors, the number of shares awarded could range from zero to 0.9 million.  These shares vest 75% on the second anniversary of the grant date and 25% on the third anniversary of the grant date subject to the achievement of the performance criteria.

15.  Contingencies and Significant Estimates

The company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in connection with the Lemberger Landfill Superfund Site near Manitowoc, Wisconsin.  Approximately 150 potentially responsible parties have been identified as having shipped hazardous materials to this site.  Eleven of those, including the company, have formed the Lemberger Site Remediation Group and have successfully negotiated with the United States Environmental Protection Agency and the Wisconsin Department of Natural Resources to fund the cleanup and settle their potential liability at this site.  The estimated remaining cost to complete the cleanup of this site is approximately $8.1 million.  Although liability is joint and several, the company’s share of the liability is estimated to be 11% of the remaining cost.   Remediation work at the site has been substantially completed, with only long-term pumping and treating of groundwater and site maintenance remaining.  The company’s remaining estimated liability for this matter, included in accounts payable and accrued expenses in the Consolidated Balance Sheets at September 30, 2011, is $0.7 million.  Based on the size of the company’s current allocation of liabilities at this site, the existence of other viable potentially responsible parties and current reserve, the company does not believe that any liability imposed in connection with this site will have a material adverse effect on its financial condition, results of operations, or cash flows.

As of September 30, 2011, the company also has recorded accruals for environmental matters related to Enodis locations of approximately $1.1 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of September 30, 2011, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of September 30, 2011, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at September 30, 2011 were $28.2 million; $5.9 million was reserved specifically for actual cases and $22.3 million for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At September 30, 2011 and December 31, 2010, the company had reserved $97.8 million and $99.9 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.

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

16. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at September 30, 2011 and December 31, 2010 was $55.7 million and $57.5 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at September 30, 2011 and December 31, 2010 was $69.0 million and $79.2 million, respectively.  These amounts are not reduced for amounts the company would recover from repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2015.

During the nine months ended September 30, 2011 and 2010, the company sold no additional long term notes receivable to third party financing companies. Related to notes sold in other periods, the company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the three-months and nine-months ended September 30, 2011, the customers paid $0.6 million and $2.0 million respectively, on the notes to the third party financing companies.  As of September 30, 2011, the outstanding balance of the notes receivables guaranteed by the company was $2.8 million.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine-months ended September 30, 2011 and the year ended December 31, 2010:

(in millions)	2011	2010
Balance at beginning of period	$99.9	$113.1
Accruals for warranties issued during the period	41.9	50.5
Settlements made (in cash or in kind) during the period	(44.9)	(60.9)
Currency translation	0.9	(2.8)
Balance at end of period	$97.8	$99.9

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

The components of periodic benefit costs for the three and nine-months ended September 30, 2011 and September 30, 2010 are as follows:

	Three-Months Ended September 30, 2011			Nine-Months Ended September 30, 2011
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.4	$0.2	$—	$1.3	$0.6
Interest cost of projected benefit obligations	2.6	2.6	0.9	7.8	7.7	2.5
Expected return on plan assets	(2.4)	(2.2)	—	(7.2)	(6.7)	—
Amortization of actuarial net (gain) loss	0.4	0.2	0.1	1.2	0.4	0.3
Net periodic benefit costs	$0.6	$1.0	$1.2	$1.8	$2.7	$3.4

	Three-Months Ended September 30, 2010			Nine-Months Ended September 30, 2010
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$0.1	$0.5	$0.2	$0.4	$1.4	$0.6
Interest cost of projected benefit obligations	2.6	2.7	0.9	7.7	8.2	2.7
Expected return on plan assets	(2.3)	(2.4)	—	(7.0)	(7.1)	—
Amortization of actuarial net (gain) loss	—	—	0.1	0.2	0.1	0.2
Net periodic benefit costs	$0.4	$0.8	$1.2	$1.3	$2.6	$3.5

18. Restructuring

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs.  The restructuring plan was primarily meant to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted the company’s tower crane product sales.  As a result of the continued worldwide decline in crane sales during the year ended December 31, 2009, the company recorded an additional $29.0 million in restructuring charges to further reduce the Crane segment cost structure in all regions.  The restructuring plans will reduce the Crane segment workforce by approximately 40% of 2008 year-end levels.  As of September 30, 2011, $49.2 million of benefit payments had been made with respect to the workforce reductions.

The following is a rollforward of all restructuring activities relating to the Crane segment for the nine-month period ended September 30, 2011:

(in millions)	Restructuring Reserve Balance as of December 31, 2010	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of September 30, 2011
Involuntary employee terminations and related costs	$9.5	$1.7	$(6.1)	$—	$5.1

During the first quarter of 2011, the company determined that certain restructuring actions originally contemplated in conjunction with the Enodis acquisition were no longer necessary.  Accordingly, the company adjusted the excess reserve of $3.9 million to goodwill.

The following is a rollforward of all restructuring activities relating to the Foodservice segment for the nine-month period ended September 30, 2011:

(in millions)	Restructuring Reserve Balance as of December 31, 2010	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of September 30, 2011
Acquisition related restructuring reserves	$25.5	$2.1	$(3.6)	$(3.9)	$20.1

19. Recent Accounting Changes and Pronouncements

In September 2011, the FASB issued ASU 2011-09 which requires enhanced disclosures around an employer’s participation in multiemployer pension plans.  The standard is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan to help financial statement users better understand the financial health of the significant plans in which the employer participates.  This guidance is effective for the Company for its fiscal 2011 year-end reporting.   Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements.  The adoption of this ASU is not expected to significantly impact the Company’s consolidated financial statements.

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

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Net sales:
Crane	$529.4	$438.7	$1,477.0	$1,257.2
Foodservice	406.0	368.4	1,140.4	1,053.6
Total net sales	$935.4	$807.1	$2,617.4	$2,310.8
Earnings (loss) from operations:
Crane	$23.7	$14.6	$62.4	$54.5
Foodservice	59.4	53.4	146.8	139.2
Corporate expense	(12.7)	(10.7)	(38.7)	(32.0)
Restructuring expense	(0.9)	(1.4)	(3.8)	(3.2)
Loss on disposition of property	—	(2.0)	—	(2.0)
Other	(0.3)	—	(0.4)	—
Operating earnings from operations	$69.2	$53.9	$166.3	$156.5

Crane segment operating earnings for the three-months and nine-months ended September 30, 2011 includes amortization expense of $1.7 million and $5.0 million, respectively.  Crane segment operating earnings for the three-months and nine-months ended September 30, 2010 includes amortization expense of $1.5 million and $4.7 million, respectively.  Foodservice segment operating earnings for the three-months and nine-months ended September 30, 2011 includes amortization expense of $8.2 million and $24.2 million, respectively.  Foodservice segment operating earnings for the three-months and nine-months ended September 30, 2010 includes amortization expense of $8.0 million and $24.0 million, respectively.

As of September 30, 2011 and December 31, 2010, the total assets by segment were as follows:

(in millions)	September 30, 2011	December 31, 2010
Crane	$1,876.6	$1,594.4
Foodservice	2,032.1	2,200.2
Corporate	269.2	214.7
Total	$4,177.9	$4,009.3

21.  Subsequent Events

During October 2011, the company entered into additional fixed-to-float interest rate swaps with notional values of $75.0 million and $100.0 million related to the 2018 and 2020 Notes, respectively.  In total, $200.0 million and $300.0 million of the 2018 and 2020 Notes are hedged to a floating interest rate with spreads of 7.45% and 6.02%, respectively, plus the six-month LIBOR rate in arrears.

22.  Subsidiary Guarantors of 2013 Notes, 2018 Notes and 2020 Notes

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the 2013 Notes, 2018 Notes and 2020 Notes, which include substantially all of the domestic, wholly-owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly- and partially-owned foreign subsidiaries of the Parent, which do not guarantee the 2013 Notes, 2018 Notes and 2020 Notes (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions and 100% owned by the Parent.

The results of the Kysor/Warren and Kysor Warren de Mexico businesses have been classified as discontinued operations for all periods presented in the following condensed consolidating financial information (see Note 3, “Discontinued Operations”).

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three-Months Ended September 30, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$574.2	$486.6	$(125.4)	$935.4
Costs and expenses:
Cost of sales	—	441.7	395.6	(125.4)	711.9
Engineering, selling and administrative expenses	13.0	57.7	72.5	—	143.2
Restructuring expense	—	0.3	0.6	—	0.9
Amortization expense	—	7.9	2.0	—	9.9
Other	—	0.3	—	—	0.3
Equity in (earnings) loss of subsidiaries	(52.0)	(3.2)	—	55.2	—
Total costs and expenses	(39.0)	504.7	470.7	(70.2)	866.2

Operating earnings (loss) from continuing operations	39.0	69.5	15.9	(55.2)	69.2

Other income (expenses):
Interest expense	(32.6)	(0.3)	(3.3)	—	(36.2)
Management fee income (expense)	11.7	(15.0)	3.3	—	—
Other income (expense), net	0.8	(12.8)	14.0	—	2.0
Total other income (expenses)	(20.1)	(28.1)	14.0	—	(34.2)

Earnings (loss) from continuing operations before taxes on earnings	18.9	41.4	29.9	(55.2)	35.0
Provision (benefit) for taxes on income	(4.8)	9.9	8.2	—	13.3
Earnings (loss) from continuing operations	23.7	31.5	21.7	(55.2)	21.7

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.2)	0.1	—	(0.1)
Net earnings (loss)	23.7	31.3	21.8	(55.2)	21.6
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.1)	—	(2.1)
Net earnings (loss) attributable to Manitowoc	$23.7	$31.3	$23.9	$(55.2)	$23.7

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three-Months Ended September 30, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$479.2	$428.0	$(100.1)	$807.1
Costs and expenses:
Cost of sales	—	355.5	351.5	(100.1)	606.9
Engineering, selling and administrative expenses	10.4	55.9	67.1	—	133.4
Restructuring expense	—	—	1.4	—	1.4
Amortization expense	—	7.7	1.8	—	9.5
Loss on disposition of property	—	1.7	0.3	—	2.0
Equity in (earnings) loss of subsidiaries	(41.5)	(8.4)	—	49.9	—
Total costs and expenses	(31.1)	412.4	422.1	(50.2)	753.2

Operating earnings (loss) from continuing operations	31.1	66.8	5.9	(49.9)	53.9

Other income (expenses):
Interest expense	(48.5)	(0.6)	(2.4)	—	(51.5)
Loss on debt extinguishment	(1.1)	—	—	—	(1.1)
Management fee income (expense)	9.7	(11.3)	1.6	—	—
Other income (expense), net	1.3	(10.4)	9.1	—	—
Total other income (expenses)	(38.6)	(22.3)	8.3	—	(52.6)

Earnings (loss) from continuing operations before taxes on earnings	(7.5)	44.5	14.2	(49.9)	1.3
Provision (benefit) for taxes on earnings	(8.9)	12.0	(0.4)	—	2.7
Earnings (loss) from continuing operations	1.4	32.5	14.6	(49.9)	(1.4)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.1)	2.0	—	1.9
Net earnings (loss)	1.4	32.4	16.6	(49.9)	0.5
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(0.9)	—	(0.9)
Net earnings (loss) attributable to Manitowoc	$1.4	$32.4	$17.5	$(49.9)	$1.4

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Nine-Months Ended September 30, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,561.2	$1,382.6	$(326.4)	$2,617.4
Costs and expenses:
Cost of sales	—	1,182.5	1,132.8	(326.4)	1,988.9
Engineering, selling and administrative expenses	40.8	172.9	215.1	—	428.8
Restructuring expense	—	0.4	3.4	—	3.8
Amortization expense	—	23.1	6.1	—	29.2
Other	—	0.4	—	—	0.4
Equity in (earnings) loss of subsidiaries	(70.7)	(17.0)	—	87.7	—
Total costs and expenses	(29.9)	1,362.3	1,357.4	(238.7)	2,451.1

Operating earnings (loss) from continuing operations	29.9	198.9	25.2	(87.7)	166.3

Other income (expenses):
Interest expense	(110.3)	(1.0)	(8.6)	—	(119.9)
Management fee income (expense)	35.1	(44.2)	9.1	—	—
Loss on debt extinguishment	(27.8)	—	—	—	(27.8)
Other income (expense), net	3.5	(34.6)	34.2	—	3.1
Total other income (expenses)	(99.5)	(79.8)	34.7	—	(144.6)

Earnings (loss) from continuing operations before taxes on earnings	(69.6)	119.1	59.9	(87.7)	21.7
Provision (benefit) for taxes on earnings	(43.6)	33.8	24.9	—	15.1
Earnings (loss) from continuing operations	(26.0)	85.3	35.0	(87.7)	6.6

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.7)	(2.4)	—	(3.1)
Loss on sale of discontinued operations, net of income taxes	—	(33.6)	—	—	(33.6)
Net earnings (loss)	(26.0)	51.0	32.6	(87.7)	(30.1)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(4.1)	—	(4.1)
Net earnings (loss) attributable to Manitowoc	$(26.0)	$51.0	$36.7	$(87.7)	$(26.0)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Nine-Months Ended September 30, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,331.9	$1,276.1	$(297.2)	$2,310.8
Costs and expenses:
Cost of sales	—	989.3	1,045.9	(297.2)	1,738.0
Engineering, selling and administrative expenses	30.7	155.8	195.9	—	382.4
Restructuring expense	—	0.2	3.0	—	3.2
Amortization expense	—	23.0	5.7	—	28.7
Loss on diposition of property	—	1.7	0.3	—	2.0
Equity in (earnings) loss of subsidiaries	(108.4)	(30.8)	—	139.2	—
Total costs and expenses	(77.7)	1,139.2	1,250.8	(158.0)	2,154.3

Operating earnings (loss) from continuing operations	77.7	192.7	25.3	(139.2)	156.5

Other income (expenses):
Interest expense	(140.5)	(1.7)	(5.2)	—	(147.4)
Loss on debt extinguishment	(16.8)	—	—	—	(16.8)
Management fee income (expense)	27.3	(32.4)	5.1	—	—
Other income (expense), net	3.8	(32.4)	16.8	—	(11.8)
Total other income (expenses)	(126.2)	(66.5)	16.7	—	(176.0)

Earnings (loss) from continuing operations before taxes on earnings	(48.5)	126.2	42.0	(139.2)	(19.5)
Provision (benefit) for taxes on earnings	(40.9)	27.4	6.2	—	(7.3)
Earnings (loss) from continuing operations	(7.6)	98.8	35.8	(139.2)	(12.2)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.5)	2.9	—	2.4
Net earnings (loss)	(7.6)	98.3	38.7	(139.2)	(9.8)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.2)	—	(2.2)
Net earnings (loss) attributable to Manitowoc	$(7.6)	$98.3	$40.9	$(139.2)	$(7.6)

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of September 30, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$5.6	$16.1	$68.4	$—	$90.1
Marketable securities	2.7	—	—	—	2.7
Restricted cash	8.5	—	0.7	—	9.2
Accounts receivable — net	—	38.1	291.8	—	329.9
Intercompany interest receivable	75.5	3.2	—	(78.7)	—
Inventories — net	—	365.8	450.9	—	816.7
Deferred income taxes	103.1	—	21.5	—	124.6
Other current assets	1.5	5.3	71.6	—	78.4
Total current assets	196.9	428.5	904.9	(78.7)	1,451.6

Property, plant and equipment — net	8.1	264.9	264.2	—	537.2
Goodwill	—	961.8	210.8	—	1,172.6
Other intangible assets — net	—	678.9	188.9	—	867.8
Intercompany long-term receivable	1,544.8	158.5	824.2	(2,527.5)	—
Intercompany accounts receivable	—	1,218.3	1,555.5	(2,773.8)	—
Other non-current assets	62.2	8.7	77.8	—	148.7
Investment in affiliates	4,019.2	3,380.3	—	(7,399.5)	—
Total assets	$5,831.2	$7,099.9	$4,026.3	$(12,779.5)	$4,177.9

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$92.7	$424.1	$417.7	$—	$934.5
Short-term borrowings and securitization liabilities	39.0	0.7	63.2	—	102.9
Intercompany interest payable	3.2	73.3	2.2	(78.7)	—
Product warranties	—	45.7	40.0	—	85.7
Customer advances	—	7.4	28.2	—	35.6
Product liabilities	—	22.7	5.5	—	28.2
Total current liabilities	134.9	573.9	556.8	(78.7)	1,186.9

Non-Current Liabilities:
Long-term debt, less current portion	1,917.5	3.8	76.2	—	1,997.5
Deferred income taxes	200.6	—	12.6	—	213.2
Pension obligations	29.5	12.7	23.0	—	65.2
Postretirement health and other benefit obligations	53.4	—	3.8	—	57.2
Long-term deferred revenue	—	7.9	22.2	—	30.1
Intercompany long-term note payable	183.3	1,372.0	972.2	(2,527.5)	—
Intercompany accounts payable	2,717.9	—	55.9	(2,773.8)	—
Other non-current liabilities	112.6	22.6	18.6	—	153.8
Total non-current liabilities	5,214.8	1,419.0	1,184.5	(5,301.3)	2,517.0

Equity
Manitowoc stockholders’ equity	481.5	5,107.0	2,292.5	(7,399.5)	481.5
Noncontrolling interest	—	—	(7.5)	—	(7.5)
Total equity	481.5	5,107.0	2,285.0	(7,399.5)	474.0
Total liabilities and equity	$5,831.2	$7,099.9	$4,026.3	$(12,779.5)	$4,177.9

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

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine-Months Ended September 30, 2011

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(71.6)	$24.8	$(119.4)	$—	$(166.2)
Cash provided by (used for) operating activities of discontinued operations	—	(0.7)	(18.0)	—	(18.7)
Net cash provided by (used for) operating activities	(71.6)	24.1	(137.4)	—	(184.9)

Cash Flows from Investing:
Capital expenditures	(0.3)	(12.2)	(19.8)	—	(32.3)
Restricted cash	(0.1)	—	0.3	—	0.2
Proceeds from sale of business	—	143.6	—	—	143.6
Proceeds from sale of property, plant and equipment	—	0.1	5.7	—	5.8
Intercompany investments	95.2	(117.0)	62.4	(40.6)	—
Net cash provided by (used for) investing activities	94.8	14.5	48.6	(40.6)	117.3

Cash Flows from Financing:
Proceeds from revolving credit facility—net	23.7	—	74.3	—	98.0
Proceeds from swap monetization	21.5	—	—	—	21.5
Proceeds from long-term debt	750.0	—	85.6	—	835.6
(Payments on) long-term debt	(807.7)	(0.4)	(53.3)	—	(861.4)
Proceeds from (payments on) notes financing—net	—	(2.1)	(5.3)	—	(7.4)
Debt issue costs	(14.3)	—	—	—	(14.3)
Intercompany financing	(0.1)	(39.7)	(0.8)	40.6	—
Options exercised	4.0	—	—	—	4.0
Net cash provided by (used for) financing activities	(22.9)	(42.2)	100.5	40.6	76.0

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Net increase (decrease) in cash and cash equivalents	0.3	(3.6)	9.7	—	6.4

Balance at beginning of period	5.3	19.7	58.7	—	83.7
Balance at end of period	$5.6	$16.1	$68.4	$—	$90.1

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine-Months Ended September 30, 2010

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(71.0)	$78.2	$45.1	$—	$52.3
Cash provided by (used for) operating activities of discontinued operations	—	(0.5)	0.4	—	(0.1)
Net cash provided by (used for) operating activities	(71.0)	77.7	45.5	—	52.2

Cash Flows from Investing:
Business acquisition, net of cash acquired	—	(4.8)	—	—	(4.8)
Capital expenditures	(0.8)	(11.7)	(9.7)	—	(22.2)
Restricted cash	(3.5)	—	0.2	—	(3.3)
Proceeds from sale of business	0.5	0.1	3.2	—	3.8
Proceeds from sale of property, plant and equipment	—	1.1	12.3	—	13.4
Intercompany investments	104.3	(172.3)	(36.1)	104.1	—
Net cash provided by (used for) investing activities of continuiing operations	100.5	(187.6)	(30.1)	104.1	(13.1)
Net cash provided by (used for) investing activities of discontinued operations	—	—	(2.7)	—	(2.7)
Net cash provided by (used for) investing activities	100.5	(187.6)	(32.8)	104.1	(15.8)

Cash Flows from Financing:
Proceeds from long-term debt	400.0	10.0	43.2	—	453.2
(Payments on) long-term debt	(417.0)	(10.3)	(40.0)	—	(467.3)
Proceeds from securitization facility	—	101.0	—	—	101.0
(Payments on) securitization facility	—	(101.0)	—	—	(101.0)
Proceeds from (payments on) notes financing—net	—	(2.5)	(0.9)	—	(3.4)
Debt issue costs	(11.5)	—	—	—	(11.5)
Intercompany financing	—	111.9	(7.8)	(104.1)	—
Options exercised	0.6	—	—	—	0.6
Net cash provided by (used for) financing activities	(27.9)	109.1	(5.5)	(104.1)	(28.4)

Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)

Net increase (decrease) in cash and cash equivalents	1.6	(0.8)	6.6	—	7.4

Balance at beginning of period	18.0	7.0	78.7	—	103.7
Balance at end of period	$19.6	$6.2	$85.3	$—	$111.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Analysis of Net Sales

The following table presents net sales by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Net sales:
Crane	$529.4	$438.7	$1,477.0	$1,257.2
Foodservice	406.0	368.4	1,140.4	1,053.6
Total net sales	$935.4	$807.1	$2,617.4	$2,310.8

Consolidated net sales for the three-months ended September 30, 2011 increased 15.9% to $935.4 million from $807.1 million for the same period in 2010.  Consolidated net sales for the nine-months ended September 30, 2011 increased 13.3% to $2,617.4 million from $2,310.8 million for the same period in 2010.  The increases in both periods were primarily due to net sales increases in the Crane segment of 20.7% and 17.5%, respectively.  Net sales also increased in Foodservice by 10.2% and 8.2% respectively, compared to the same periods in 2010.

Crane segment net sales increased 20.7% for the three-months ended September 30, 2011 to $529.4 million versus $438.7 million for the same period in 2010.  Net sales from the Crane segment for the nine-months ended September 30, 2011 increased 17.5% to $1,477.0 million compared to $1,257.2 million for the corresponding period in 2010.  For the three and nine-month periods ended September 30, 2011, Crane segment sales increased in all geographic regions and in the segment’s global Crane Care business.  Sales in both periods were also positively impacted by currency effects of $22.9 million and $61.2 million, respectively.

As of September 30, 2011, total Crane segment backlog was $774.6 million - a 7.7% decrease over the June 30, 2011 backlog of $838.8 million and a 72.9% increase over the September 30, 2010 backlog of $448.1 million.  The three-month period decrease in backlog from June 30, 2011 was due to shipments outpacing orders in this seasonally soft order quarter, while the increase in backlog from September 30, 2010 was due to higher order levels in all products and regions.  Total Crane segment orders in the third quarter of 2011 of $464.0 million were 35% higher than the third quarter of 2010.

Net sales from the Foodservice segment for the three-months ended September 30, 2011 increased 10.2% to $406.0 million versus $368.4 million for the same period in 2010.  Net sales from the Foodservice segment for the nine-months ended September 30, 2011 increased 8.2% to $1,140.4 million versus $1,053.6 million for the same nine-months in 2010.  Increased net sales in both periods were due to new product introductions, greater penetration in all geographic markets, and higher demand levels.  In addition, Foodservice segment sales for the three-months ended September 30, 2011 benefited from a $10.3 million favorable impact from the volatility of foreign currencies in relation to the U.S. Dollar.  Similar foreign currency volatility accounted for a $25.7 million favorable impact on Foodservice segment sales during the nine-months ended September 30, 2011.

Analysis of Operating Earnings

The following table presents operating earnings by business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Earnings from operations:
Crane	$23.7	$14.6	$62.4	$54.5
Foodservice	59.4	53.4	146.8	139.2
Corporate expense	(12.7)	(10.7)	(38.7)	(32.0)
Restructuring expense	(0.9)	(1.4)	(3.8)	(3.2)
Loss on disposition of property	—	(2.0)	—	(2.0)
Other	(0.3)	—	(0.4)	—
Total	$69.2	$53.9	$166.3	$156.5

Consolidated gross profit for the three-months ended September 30, 2011 was $223.5 million, an increase of $23.3 million as compared to the $200.2 million of consolidated gross profit for the same period in 2010.  Consolidated gross profit for the nine-months ended September 30, 2011 was $628.5 million, an increase of $55.7 million as compared to the $572.8 million of consolidated gross profit for the same period in 2010.  Increases in gross profit for both the three and nine-month periods ended September 30, 2011 were primarily due to sales volume increases over the same periods in 2010.

For the three and nine-month periods ended September 30, 2011 versus the same periods in 2010, the Crane segment gross profit increased by $15.8 million and $40.7 million, respectively.  The increases in both periods were due to sales volume increases and greater factory absorption and were partially offset by increased material and manufacturing costs.

For the three and nine months ended September 30, 2011, the Foodservice segment gross profit increased approximately $7.5 million and $15.0 million, respectively, versus the same periods last year.  Increases in gross profit for both periods are attributable to higher sales and favorable pricing only partially offset by increased manufacturing costs.

For the three months ended September 30, 2011, engineering, selling and administrative (ES&A) expenses increased $9.8 million to $143.2 million versus $133.4 million for the three months ended September 30, 2010.  For the nine-months ended September 30, 2011, ES&A expenses increased $46.4 million to $428.8 million versus $382.4 million for the nine-months ended September 30, 2010.  Crane segment ES&A expenses increased $5.9 million and $29.0 million for three and nine-month periods ended September 30, 2011 compared to the same periods in 2010 due to continued focus on new product development and higher employee benefit costs.  Foodservice segment ES&A expenses increased $1.4 million and $7.1 million over the three and nine month periods ended September 30, 2011 compared to the same periods in 2010, respectively, due primarily to higher employee benefit costs.

For the three-months ended September 30, 2011, the Crane segment reported operating earnings of $23.7 million compared to $14.6 million for the three-months ended September 30, 2010.  For the nine-months ended September 30, 2011, the Crane segment reported operating earnings of $62.4 million compared to $54.5 million for the nine-months ended September 30, 2010.  Crane segment operating earnings increased in the three month period of 2011 compared to the three month period in 2010 as a result of higher sales volumes and were partially offset by higher manufacturing and engineering costs and employee benefits, while higher sales volumes for the nine-month period were more than offset by manufacturing and engineering and employee benefits costs.   Operating margins for the three-month period ended September 30, 2011 increased to 4.5% from 3.3% in the prior-year period while operating margins for the nine-month period ended September 30, 2011 decreased slightly to 4.2% from 4.3% in the prior-year period due to the positive impact of fully reserved accounts receivable collections in the second quarter of 2010.

For the three months ended September 30, 2011, the Foodservice segment reported operating earnings of $59.4 million compared to $53.4 million for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, the Foodservice segment reported operating earnings of $146.8 million compared to $139.2 million for the nine months ended September 30, 2010.  Foodservice operating earnings increased in both the three and nine-month periods ended September 30, 2011 as higher volumes and favorable pricing exceeded manufacturing and employee benefit cost increases.  Operating margins for the three-month period ended September 30, 2011 increased to 14.6% from 14.5% in prior-year period, while operating margins for the nine-month period ended September 30, 2011 decreased slightly to 12.9% from 13.2% in the prior-year period due primarily to the prior year positive impact of a large customer product rollout in the first quarter of 2010.

For the three months ended September 30, 2011, corporate expenses were $12.7 million compared to $10.7 million for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, corporate expenses were $38.7 million compared to $32.0 million for the nine months ended September 30, 2010.  The increase in corporate expenses in both periods was the result of higher employee benefit costs.

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

The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s Consolidated Balance Sheet and results of operations.  There was no impairment charge for the nine-months ended September 30,

2011.

Analysis of Non-Operating Income Statement Items

The loss on debt extinguishment for the nine months ended September 30, 2011 was $27.8 million; there was no loss on debt extinguishment for the three months ended September 30, 2011.  This nine month loss was a result of the accelerated amortization of deferred financing fees due to the partial pay down on the outstanding balances of Term Loan A and Term Loan B which occurred in the first and second quarters of 2011.  See further detail at Note 9, “Debt.”

Interest expense for the first nine months of 2011 was $111.7 million versus $130.0 million for the first nine months ended September 30, 2010.  Interest expense for the three months ended September 30, 2011 was $34.0 million versus $46.2 million for the three months ended September 30, 2010.  The decreased interest expense for both periods in 2011 was a result of the debt reduction and the impact of the debt refinancing which lowered the weighted average interest rates over the comparable periods in 2010.  Amortization expenses for deferred financing fees were $8.2 million for the nine months ended September 30, 2011 as compared to $17.4 million for the nine months ended September 30, 2010.  Amortization expenses for deferred financing fees were $2.2 million for the quarter ended September 30, 2011 as compared to $5.3 million in 2010.  The lower expense in 2011 was related to the lower balance of deferred financing fees as a result of the accelerated pay downs of Term Loans in 2010 and 2011 and the use of the effective interest method.

Other income, net for the three and nine months ended September 30, 2011 was $2.0 million and $3.1 million, respectively, versus net expense of $0.0 million and $11.8 million for the same periods ended September 30, 2010.  The expense in 2010 was primarily the result of $6.7 million in currency losses as the company was negatively impacted by currency volatility.  In addition, the company finalized the liquidation of a dormant company in Europe within the Foodservice segment, which resulted in reclassifying currency losses of $2.5 million from Accumulated Other Comprehensive Income into Other Expense, Net.   The 2011 expense was primarily related to currency volatility and bank fees.

For the nine months ended September 30, 2011, the company recorded income tax expense in continuing operations of $15.1 million, as compared to an income tax benefit of $7.3 million for the nine months ended September 30, 2010.  The company has determined that it is more likely than not that the deferred tax assets related to net operating losses in certain jurisdictions will not be used and therefore a tax benefit for current period losses has not been recognized.  This was the primary driver of the increased tax expense for the three and nine months ended September 30, 2011.  The income tax provision for the three and nine months ended September 30, 2011 was calculated under the annual effective tax rate method.  The income tax provision for the three and nine months ended September 30, 2010 was calculated under the discrete method.  The mix of income (loss) between foreign and domestic operations in 2010 caused an unusual relationship between income (loss) and income tax expense (benefit) with small changes in the annual pre-tax book income resulting in a significant impact on the rate and unreliable estimates. As a result, the company computed the provision for income taxes for the three and nine months ended September 30, 2010 by applying the actual effective tax rate to the year-to-date loss, which the company believes provided a more reasonable approximation of the company’s tax provision for that period.

In jurisdictions where the company operates its Crane segment business, management analyzes the ability to use the deferred tax assets arising from net operating losses on a seven-year cycle, consistent with the Crane segment business cycle, as management believes this provides the best information to evaluate the future profitability of the business unit.

The company’s unrecognized tax benefits, excluding interest and penalties, were $48.7 million as of September 30, 2011 and $40.4 million as of September 30, 2010.  All of the company’s unrecognized tax benefits as of September 30, 2011, if recognized, would impact the effective tax rate. The increase in the company’s unrecognized tax benefits as of September 30, 2011 relative to the prior year resulted primarily from audit examination activity related to prior years.  It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months.  Settlement of these matters is not expected to have a material effect on the company’s consolidated results of operations, financial positions, or cash flows.

There have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.

As a result of Wisconsin legislation enacted in June 2011, an income tax benefit of $5.5 million was recorded in the second quarter relating to the release of previously recorded valuation allowances on net operating loss carryforwards in the state.

Financial Condition

First Nine Months of 2011

Cash and cash equivalents balance as of September 30, 2011 totaled $90.1 million, which was an increase of $6.4 million from the December 31, 2010 balance of $83.7 million.  Cash flow used for operating activities of continuing operations for the first nine months of 2011 was $166.2 million compared to cash provided by continuing operations of $52.3 million for the first nine months of

2010.  The use of cash in the current year was primarily driven by cash used for working capital due to increases in receivables and inventories and only partially offset by related increases in accounts payable.

Capital expenditures during the first nine months of 2011 were $32.3 million versus $22.2 million during the first nine months of 2010.  Capital expenditures in the current year relate to new equipment, facility expansion in Brazil and tooling for new product development, while prior year expenditures were primarily for new and replacement equipment and tooling for new product development.

First Nine Months of 2010

Cash and cash equivalents balance as of September 30, 2010 totaled $111.1 million, which was an increase of $7.4 million from the December 31, 2009 balance of $103.7 million.  Cash flow provided by operating activities of continuing operations for the first nine months of 2011 was $52.3 million compared to cash provided by of $180.6 million for the first nine months of 2009.  The contraction in cash flow was primarily driven by negative working capital results due to increases in receivables and inventories and only partially offset by related increases in accounts payable.  The prior year also included a $70.0 million settlement payment made during the first half of 2009 in connection with the settlement of a long-standing, non-operational legal matter relating to the business of Enodis plc prior to our acquisition of it in 2008.

Capital expenditures during the first nine-months of 2010 were $22.2 million versus $61.1 million during the first nine months of 2009.  The majority of the capital expenditures were related to machinery and equipment purchases for the Crane and Foodservice segments, whereas prior year expenditures related to large expansion projects.

Liquidity and Capital Resources

Outstanding debt at September 30, 2011 and December 31, 2010 is summarized as follows:

(in millions)	September 30, 2011	December 31, 2010
Revolving credit facility	$118.4	$24.2
Term loan A	341.3	459.7
Term loan B	399.0	338.1
Senior notes due 2013	150.0	150.0
Senior notes due 2018	407.0	392.9
Senior notes due 2020	611.2	585.3
Other	73.5	47.2
Total debt	2,100.4	1,997.4
Less current portion and short-term borrowings	(102.9)	(61.8)
Long-term debt	$1,997.5	$1,935.6

The company’s current senior credit facility, as amended to date became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.   The balance of Term Loan X was repaid in 2009.   On May 13, 2011, the company entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “New Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wells Fargo Bank, National Association and Natixis, as Documentation Agents.  Including interest rate caps at September 30, 2011, the weighted average interest rates for Term Loan A and Term Loan B were 3.25% and 4.25%, respectively.  Excluding interest rate caps, Term Loan A and Term Loan B interest rates were 3.25% and 4.25%, respectively, at September 30, 2011.  See additional discussion of our New Senior Credit Facility and Notes in Note 9, “Debt.”

As of September 30, 2011, the company had outstanding $73.5 million of other indebtedness that has a weighted-average interest rate of approximately 6.4%.  This debt includes outstanding overdraft balances and capital lease obligations in our Americas, Asia-Pacific and European regions.

The company is party to various interest rate swaps in connection with the New Senior Credit Facility and the Notes.  During the third quarter of 2011, the company entered into 3.00% LIBOR caps against $450.0 million notional value of term loans under the New Senior Credit Facility.  Therefore, $450.0 million of the company’s term loan interest rate exposure is capped at 3.00% LIBOR plus the applicable spread over the life of the caps.  The remaining unhedged portions of the Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility.  As of September 30, 2011, the notional amounts of fixed interest rate caps outstanding was $450 on Term Loans A and B.  The company is also party to various variable interest rate swaps in connection with its 2018 and 2020 Notes.  At September 30, 2011, $125.0 million and $200.0 million of the 2018 and 2020 Notes, respectively, were swapped to floating rate interest.  The 2018 Notes accrue interest at a fixed rate of 9.50% on the fixed portion and 7.48% plus the six month LIBOR in arrears on the variable portion. The 2020 Notes accrue interest at a fixed rate of 8.50% on the fixed portion and 6.05% plus the six month LIBOR in arrears on the variable portion.  At September 30, 2011, the weighted average interest rates for the 2018 and 2020 Notes taking into consideration the impact of floating rate hedges was 9.01% and 7.83%, respectively.  Both of the swap contracts of the Notes include a call premium schedule that mirrors that of the respective debt and include an optional early termination and cash settlement at five years from the trade date.

As of September 30, 2011, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, the 2013 Notes, 2018 Notes, and 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent twelve months. As of September 30, 2011, the company’s Consolidated Senior Secured Leverage Ratio was 3.18:1, while the maximum ratio is 4.00:1, and the company’s Consolidated Interest Coverage Ratio was 2.22:1,which is above the minimum ratio of 1.575:1.

The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments under the New Senior Credit Facility definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of September 30, 2011 was $338.4 million. The company believes this measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of Net loss attributable to Manitowoc to Adjusted EBITDA is as follows (in millions):

Net loss attributable to Manitowoc	$(91.8)
Loss from discontinued operations	13.4
Loss on sale of discontinued operations	33.6
Depreciation and amortization	117.7
Restructuring charges	4.4
Interest expense and amortization of deferred financing fees	169.5
Costs due to early extinguishment of debt	55.1
Income taxes	46.4
Other	(9.9)
Adjusted EBITDA	$338.4

Effective September 27, 2011, the company entered into the Third Amended and Restated Receivables Purchase Agreement whereby it sells certain of its trade accounts receivables to one of two wholly-owned, bankruptcy-remote special purpose subsidiaries which, in turn, sell, convey, transfer and assign all of the seller’s right, title and interest in and to its pool of receivables to a third party financial institution (Purchaser).  See discussion of the Receivables Purchase Agreement in Note 10, “Accounts Receivable Securitization.”

Our liquidity position at September 30, 2011 and December 31, 2010 is summarized as follows:

(in millions)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$92.7	$86.4
Revolver borrowing capacity	500.0	400.0
Less: Borrowings on revolver	(118.4)	(24.2)
Less: Outstanding letters of credit	(34.6)	(34.6)
Total liquidity	$439.7	$427.6

The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.

The revolving facility under the New Senior Credit Facility has a maximum borrowing capacity of $500 million and expires May 2016, at which time, the company is confident it can obtain another revolving facility with similar size and characteristics for day-to-day operations.  As of September 30, 2011, the revolving facility had a balance of $118.4.  During the quarter the highest daily borrowing was $272.3 million and the average borrowing was $225.5 million while the average interest rate was 4.10%.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread which is based upon the Consolidated Total Leverage Ratio of the company.  As of September 30, 2011, the spread for LIBOR and Prime borrowings was 3.0% and 2.0% given the effective Consolidated Total Leverage Ratio for this period.

The company has not provided for additional U.S. income taxes on approximately $761.3 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. At September 30, 2011, approximately $64.5 million of our total cash and cash equivalents were held by our foreign subsidiaries. This cash is associated with earnings that we have asserted are permanently reinvested. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because the U.S. operations and debt service is supported by the cash generated by the U.S. operations. The Company would only plan to repatriate foreign cash when it would be tax effective through the utilization of foreign tax credits or when earnings qualify as previously taxed income.

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

Foodservice—weather; consolidation within the restaurant and foodservice equipment industries; global expansion of customers; commercial ice-cube machine and other foodservice equipment replacement cycles in the United States and other mature markets; unanticipated issues associated with refresh/renovation plans by national restaurant accounts and global chains; growth in demand for foodservice equipment by customers in emerging markets; and demand for QSR chains and kiosks.

Corporate (including factors that may affect both of our segments)—finalization of the price and terms of completed and future divestitures and unanticipated issues associated with transitional services provided by the company in connection with these divestitures; changes in laws and regulations throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms; the realization of contingencies consistent with any established reserves; unanticipated issues associated with transitional services; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations and rates; issues associated with workforce reductions; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; changes in tax laws; unanticipated issues associated with the settlement of uncertain tax positions; unanticipated changes in customer demand; unanticipated changes in the debt and capital markets; the ability to increase operational effeciencies across each of the company’s business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; natural disasters disrupting commerce in one or more regions of the world; and other events outside our control.

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

Date: November 8, 2011	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2011

Exhibit No.*	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Equity and (v) related notes.	X	(2)

(1)  Filed Herewith

(2)  Furnished Herewith

*Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such document.