Form 10-K
period 2011-12-31
MANITOWOC CO INC
filed 2012-02-29
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Aggregate Market Value on June 30, 2011, of the registrant’s Common Stock held by non-affiliates of the registrant was $2,221,233,048 based on the closing per share price of $16.84 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2012, the most recent practicable date, was 131,885,765.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders, dated March 24, 2012 (the “2012 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2011

Item 1.  BUSINESS

GENERAL

The Manitowoc Company, Inc. (referred to as the company, MTW, Manitowoc, we, our, and us) was founded in 1902. We are a multi-industry, capital goods manufacturer operating in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice). Crane is recognized as one of the world’s leading providers of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks. Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food-preparation, and cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications. We have over a 100-year tradition of providing high-quality, customer-focused products and support services to our markets.  For the year ended December 31, 2011, we had net sales of approximately $3.7 billion.

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

Our Foodservice business is among the world’s leading designers and manufacturers of commercial foodservice equipment.  Our Foodservice capabilities span refrigeration, ice-making, cooking, food-preparation, and beverage-dispensing technologies, and allow us to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  Our Foodservice products are marketed under the Manitowoc, Garland, U.S. Range, Convotherm, Cleveland, Lincoln, Merrychef, Frymaster, Delfield, Kolpak, Kysor Panel, Jackson, Servend, Multiplex, and Manitowoc Beverage System brand names.

On December 15, 2010, the company reached a definitive agreement to divest of its non-core Kysor/Warren and Kysor/Warren de Mexico businesses to Lennox International for approximately $145 million.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  The results of these operations have been classified as discontinued operations.

In order to secure clearance for the acquisition of Enodis plc (“Enodis”) from various regulatory authorities including the European Commission and the United States Department of Justice, the company agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  In May 2009, the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.  The businesses sold were operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses were treated as standalone operations, in competition with the company.  The results of these operations have been classified as discontinued operations.

In December 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri — Cantieri Navali Italiani SpA. The sale price in the all-cash deal was approximately $120 million.  The company is reporting the Marine segment as a discontinued operation for financial reporting purposes.

In October 2008, we completed our acquisition of Enodis, a global leader in the design and manufacture of innovative equipment for the commercial foodservice industry.  The $2.7 billion acquisition, inclusive of the purchase of outstanding shares and rights to shares, acquired debt, the settlement of hedges related to the acquisition and transaction fees, is the largest acquisition for the company and positioned Manitowoc among the world’s leading designers and manufacturers of commercial foodservice equipment.

Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54220.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about the Crane and Foodservice segments for the years ended December 31, 2011, 2010 and 2009.  The financial information for 2010 and 2009 has been revised to correct errors identified that relate to prior periods.  See Note 1, “Company and Basis of Presentation” for further discussion.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, goodwill impairment, intangible asset impairment, restructuring expense, integration expense and other expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segment’s operating earnings for each year below.  Amounts are shown in millions of dollars.

(in millions)	2011	2010	2009
Net sales from continuing operations:
Crane	$2,164.6	$1,748.6	$2,285.0
Foodservice	1,487.3	1,393.1	1,334.8
Total	$3,651.9	$3,141.7	$3,619.8

Operating earnings (loss) from continuing operations:
Crane	$106.8	$89.8	$145.0
Foodservice	216.0	203.0	167.0
Corporate	(56.9)	(41.2)	(44.4)
Amortization expense	(38.8)	(38.3)	(38.4)
Goodwill impairment	—	—	(520.3)
Intangible asset impairment	—	—	(146.4)
Restructuring expense	(5.7)	(3.8)	(39.6)
Integration expense	—	—	(3.6)
Other expense	0.5	(2.3)	(3.4)
Total	$221.9	$207.2	$(484.1)

Capital expenditures:
Crane	$52.2	$21.9	$51.5
Foodservice	12.0	12.2	15.1
Corporate	0.7	2.0	2.6
Total	$64.9	$36.1	$69.2

Total depreciation:
Crane	$54.2	$56.5	$55.3
Foodservice	25.1	27.8	29.8
Corporate	2.8	2.9	2.8
Total	$82.1	$87.2	$87.9

Total assets:
Crane	$1,698.8	$1,594.4	$1,738.4
Foodservice	2,201.2	2,202.0	2,280.7
Corporate	65.2	214.7	295.8
Total	$3,965.2	$4,011.1	$4,314.9

PRODUCTS AND SERVICES

We sell our products categorized in the following business segments:

Business Segment	Percentage of 2011 Net Sales	Key Products	Key Brands
Cranes and Related Products	59%

Lattice-boom Cranes: which include crawler and truck mounted lattice-boom cranes, and crawler crane attachments; Tower Cranes: which include top slewing luffing jib, topless, and self-erecting tower cranes; Mobile Telescopic Cranes: which include rough terrain, all-terrain, truck mounted and industrial cranes; Boom Trucks: which include telescopic boom trucks; Parts and Service: which include replacement parts, product services and crane rebuilding and remanufacturing services.

			Manitowoc Potain Grove National Crane Shuttlelift Dongyue Crane Care

Foodservice Equipment	41%

Primary cooking and warming equipment; ice-cube machines, ice flaker machines and storage bins; refrigerator and freezer equipment; warewashing equipment; beverage dispensers and related products; serving and storage equipment; food preparation equipment; and parts and service.

			Cleveland Convotherm Delfield Frymaster Garland Jackson Kolpak Kysor Panel Systems Lincoln Manitowoc Merrychef Multiplex Servend STAR

Cranes and Related Products

Our Crane segment designs, manufactures and distributes a diversified line of crawler mounted lattice-boom cranes, which we sell under the Manitowoc brand name. Our Crane segment also designs and manufactures a diversified line of top slewing and self erecting tower cranes, which we sell under the Potain brand name. We design and manufacture mobile telescopic cranes, which we sell under the Grove, Shuttlelift, and Dongyue brand names, and a comprehensive line of hydraulically powered telescopic boom trucks, which we sell under the National Crane brand name. We also provide crane product parts and services, and crane rebuilding, remanufacturing, and training services which are delivered under the Manitowoc Crane Care brand name. In some cases our products are manufactured for us or distributed for us under strategic alliances. Our crane products are used in a wide variety of applications throughout the world, including energy and utilities, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, and commercial and high-rise residential construction. Many of our customers purchase one or more cranes together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Our largest crane model combined with available options has a lifting capacity up to 2,500 U.S. tons. We believe our primary growth drivers are our strength in energy, infrastructure, construction and petro-chemical related end markets.

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

Lattice-boom crawler cranes may be classified according to their lift capacity—low capacity and high capacity. Low capacity crawler cranes with 150-U.S. ton capacity or less are often utilized for general construction and duty cycle applications. High capacity crawler cranes with greater than 150-U.S. ton capacity are used to lift materials in a wide variety of applications and are often used in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer five low-capacity models and nine high-capacity models.

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

Tower cranes.  Under the Potain brand name we design and manufacture tower cranes utilized primarily in the energy, building and construction industries. Tower cranes offer the ability to lift and distribute material at the point of use more quickly and accurately than other types of lifting machinery without utilizing substantial square footage on the ground. Tower cranes include a stationary vertical tower and a horizontal jib with a counterweight, which is placed near the vertical tower. A cable runs through a trolley which is on the jib, enabling the load to move along the jib. The jib rotates 360 degrees, thus increasing the crane’s work area. Unless using a remote control device, operators occupy a cabin, located where the jib and tower meet, which provides superior visibility above the worksite. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self-erecting, and special cranes for dams, harbors and other large building projects. Top slewing cranes are the most traditional form of tower cranes. Self-erecting cranes are bottom slewing cranes which have a counterweight located at the bottom of the tower and are able to be erected, used and dismantled on job sites without assist cranes.

Top slewing tower cranes have a tower and multi-sectioned horizontal jib. These cranes rotate from the top of their mast and can increase in height with the project. Top slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. We offer twenty-two models of top slewing tower cranes with maximum jib lengths of 85 meters and lifting capabilities ranging between 40 and 3,600 meter-tons. These cranes are generally sold to medium to large energy, building and construction groups, as well as rental companies.

Topless tower cranes are a type of top slewing crane and, unlike all others, have no cathead or jib tie-bars on the top of the mast. The cranes are utilized primarily when overhead height is constrained or in situations where several cranes are installed close together. We currently offer twelve models of topless tower cranes with maximum jib lengths of 75 meters and lifting capabilities ranging between 90 and 300 meter-tons.

Luffing jib tower cranes, which are a type of top slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. We currently offer ten models of luffing jib tower cranes with maximum jib lengths of 60 meters and lifting capabilities ranging between 90 and 600 meter-tons.

Self-erecting tower cranes are mounted on axles or transported on a trailer. The lower segment of the range (Igo cranes up to Igo50) unfolds in four sections, two for the tower and two for the jib. The smallest of our models unfolds in less than eight minutes; larger models erect in a few hours. Self erecting cranes rotate from the bottom of their mast. We offer twenty-four models of self erecting cranes with maximum jib lengths of 50 meters and lifting capacities ranging between 10 and 120 meter-tons which are utilized primarily in low to medium rise construction and residential applications.

Mobile telescopic cranes.  Under the Grove brand name we design and manufacture thirty-seven models of mobile telescopic cranes utilized primarily in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes are similar to lattice-boom cranes in that they are designed to lift heavy loads using a mobile carrier as a platform, enabling the crane to move on and around a job site without typically having to re-erect the crane for each particular job. Additionally, many mobile telescopic cranes have the ability to drive between sites, and some are permitted on public roadways. We currently offer the following four types of mobile telescopic cranes capable of reaching tip heights of up to 427 feet with lifting capacities up to 550 U.S. tons: rough terrain, all-terrain, truck mounted, and industrial.

Rough terrain cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a work site. We produce, under the Grove brand name, eight models of rough terrain cranes capable of tip heights of up to 279 feet and maximum load capacities of up to 150 U.S. tons.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. We produce, under the Grove brand name, sixteen models of all-terrain cranes capable of tip heights of up to 427 feet and maximum load capacities of up to 550 U.S. tons.

Truck mounted cranes are designed to provide simple set-up and long reach high capacity booms and are capable of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. We produce, under the Grove brand name, five models of truck mounted cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 90 U.S. tons.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs. We manufacture, under the Grove and Shuttlelift brand names, seven models of industrial cranes. We produce industrial cranes with up to 25 U.S. ton capacity and tip heights of up to 94 feet.

High reach telescopic hydraulic cranes.  The GTK 1100 is a high reach telescopic hydraulic crane that can lift a 77 U.S. ton load up to 394 feet, only requires about six hours to erect and is based on a combination of mobile crane and tower crane technology.

Boom trucks.  We offer our hydraulic boom truck products under the National Crane product line. A boom truck is a hydraulically powered telescopic crane mounted on a conventional truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site. We currently offer, under the National Crane brand name, nineteen models of telescoping boom trucks. The largest capacity cranes of this type are capable of reaching maximum heights of 179 feet and have lifting capacity up to 50 U.S. tons.

Backlog. The year-end backlog of crane products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for the Crane segment at December 31, 2011, 2010 and 2009 was $760.5 million, $571.7 million and $572.7 million, respectively.

Foodservice Equipment

Our Foodservice Equipment business designs, manufactures and sells primary cooking and warming equipment; ice-cube machines, ice flaker machines and storage bins; refrigerator and freezer equipment; warewashing equipment; beverage dispensers and related products; serving and storage equipment; and food preparation equipment; We also offer foodservice equipment parts and services under the STAR network brand name. Our suite of products is used by commercial and institutional foodservice operators such as full service restaurants, quick-service restaurant (QSR) chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions. We have a presence throughout the world’s most significant markets in the following product groups:

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

Refrigerator and Freezer Equipment. We design, manufacture and sell commercial upright and undercounter refrigerators and freezers, blast freezers, blast chillers and cook-chill systems under the Delfield, McCall, Koolaire and Sadia Refrigeration brand names.  We manufacture under the brand names Kolpak, Kysor Panel Systems and Harford-Duracool modular and fully assembled walk-in refrigerators, coolers and freezers and prefabricated cooler and freezer panels for use in the construction of refrigerated storage rooms and environmental systems.  We also design and manufacture customized refrigeration systems under the RDI brand name.

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

The end customer base for the Foodservice Equipment segment is comprised of a wide variety of foodservice providers, including, but not limited to, large multinational and regional chain restaurants, convenience stores and retail stores;  chain and independent casual and family dining restaurants; independent restaurants and caterers; lodging, resort, leisure and convention facilities; health care facilities; schools and universities; large business and industrial customers; and many other foodservice outlets.  We cater to some of the largest and most widely recognized multinational and regional businesses in the foodservice and hospitality industries.  We do not typically have long term contracts with our customers; however, large chains frequently authorize specific foodservice equipment manufacturers as approved vendors for particular products, and thereafter, sales are made locally or regionally to end customers via kitchen equipment suppliers, dealers or distributors.  Many large QSR chains refurbish or open a large number of outlets, or implement menu changes requiring investment in new equipment, over a short period of time.  When this occurs, these customers often choose a small number of manufacturers whose approved products may or must be purchased by restaurant operators.  We work closely with our customers to develop the products they need and to become the approved vendors for these products.

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

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2011, 2010 and 2009 was not significant because orders are generally filled shortly after receiving the customer order.

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

Patents, Trademarks, and Licenses

We hold numerous patents pertaining to our Crane and Foodservice products, and have presently pending applications for additional patents in the United States and foreign countries. In addition, we have various registered and unregistered trademarks and licenses that are of material importance to our business and we believe our ownership of this intellectual property is adequately protected in customary fashions under applicable laws.  No single patent, trademark or license is critical to our overall business.

Seasonality

Typically, the second and third quarters represent our best quarters for our consolidated financial results. More recently, the traditional seasonality for our Crane and Foodservice segments has been slightly muted due to more diversified product and geographic end markets as well as the impact that the global economic recession and downturn in our end markets has had on our revenue.  In our Crane segment, the northern hemisphere summer represents the main construction season.  Customers require new machines, parts, and service during that season.  Since the summer brings warmer weather, there is also an increase in the use and replacement of ice machines, as well as new construction and remodeling within the foodservice industry.  As a result, distributors build inventories during the second quarter to prepare for increased demand.

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

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-boom Crawler Cranes	Hitachi Sumitomo; Kobelco; Liebherr; Sumitomo/Link-Belt; Terex; XCMG; Fushun; Zoomlion; and Sany

	Tower Cranes	Comansa; Terex Comedil/Peiner; Liebherr; FM Gru; Jaso; Raimondi; Viccario; Saez; Benezzato; Cattaneo; Sichuan Construction Machinery; Shenyang; Zoomlion; Jianglu; and Yongmao

	Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex; Tadano; XCMG; Kato; Locatelli; Marchetti; Luna; Broderson; Valla; Ormig; Bencini; and Zoomlion

	Boom Trucks	Terex; Manitex; Altec; Elliott; Tadano; Fassi; Palfinger; Furukawa; and Hiab

Foodservice Equipment	Ice-Cube Machines, Ice Flaker Machines, Storage Bins	Hoshizaki; Scotsman; Follet; Ice-O-Matic; Brema; Aucma; and Vogt

	Beverage Dispensers and Related Products	Automatic Bar Controls; Celli; Cornelius; Hoshizaki/Lancer Corporation; and Vin Service

	Refrigerator and Freezer Equipment	American Panel; ICS; Nor-Lake; Master-Bilt; Thermo-Kool; Bally; Arctic; Beverage Air; Traulsen; True Foodservice; TurboAir; Masterbilt; and Hoshizaki

	Primary Cooking Equipment	Ali Group; Electrolux; Dover Industries; Duke; Henny Penny; ITW; Middleby; and Rational

	Serving, Warming and Storage Equipment	Alto Shaam; Cambro; Duke; Hatco; ITW; Middleby; Standex; and Vollrath

	Food Preparation Equipment	Ali Group; Bizerba; Electrolux; German Knife; Globe; ITW; and Univex

	Warewashing Equipment	ADS; Auto-Chlor; Ali Group; Electrolux; Insinger; ITW; Meiko; Winterhalter; and Hoshizaki

Engineering, Research and Development

We believe our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at dedicated locations within both of our segments. We have a staff of engineers and technicians on three continents who are responsible for improving existing products and developing new products. We incurred research and development costs of $80.6 million in 2011, $72.2 million in 2010 and $57.4 million in 2009.

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

Employee Relations

As of December 31, 2011, we employed approximately 12,900 people and had labor agreements with 13 union locals in North America. A large majority of our European employees belong to European trade unions. We have three trade unions in China and one trade union in India. There were only minor work stoppages during 2009 and 2010.  During 2010, we had two union contracts that expired and were successfully renegotiated. During 2011, four of our union contracts expired at various times.  Three of the contracts that expired in 2011 were successfully renegotiated without incident, while the International Association of Machinists (IAM) contract with Manitowoc Crane Corporation expired in October 2011 and resulted in a 66 day work stoppage.  The company’s contingency plans ensured that customer needs were met during the work stoppage.  A new contract with the IAM was ratified in January 2012 and expires in January 2016.  During 2012, two of our union contracts in North America expire at various times.

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

Geographic Areas

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are included below.  Long-lived assets are defined as property, plant and equipment, net and other non-current assets, not including goodwill and other intangible assets, net.

	Net Sales			Long-Lived Assets
(in millions)	2011	2010	2009	2011	2010
United States	$1,616.9	$1,360.6	$1,739.6	$356.4	$363.9
Other North America	212.1	142.0	143.6	6.5	7.2
Europe	813.4	749.2	826.3	195.9	204.1
Asia	383.4	307.8	279.1	124.0	73.9
Middle East	189.4	168.7	274.6	1.7	1.7
Central and South America	237.8	203.0	155.0	15.6	0.3
Africa	65.4	69.5	88.9	—	—
South Pacific and Caribbean	12.0	11.7	24.6	4.8	5.0
Australia	121.5	129.2	88.1	3.9	2.3
Total	$3,651.9	$3,141.7	$3,619.8	$708.8	$658.4

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

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, the demand for our Crane products is cyclical and is impacted by the strength of the economy generally, the availability of financing and other factors that may have an effect on the level of construction activity on an international, national or regional basis. During periods of expansion in construction activity, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, such as the recent global economic recession, we have been adversely affected by reduced demand for our products. In addition, the strength of the economy generally may affect the rates of expansion, consolidation, renovation and equipment replacement within the restaurant, lodging, convenience store and healthcare industries, which may affect the performance of our Foodservice segment. Furthermore, an economic recession may impact leveraged companies, such as Manitowoc, more than competing companies with less leverage and may have a material adverse effect on our financial condition, results of operations and cash flows.

Products in our Crane segment also depend in part on federal, state, local and foreign governmental spending and appropriations, including infrastructure, security and defense outlays. Reductions in governmental spending can reduce demand for our products, which in turn can affect our performance.  Weather conditions can substantially affect our Foodservice segment, as relatively cool summer weather and cooler-than-normal weather in hot climates tend to decrease sales of ice and beverage dispensers.  Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions may cause customers to forego or postpone new purchases in favor of repairing existing machinery.

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

For the years ended December 31, 2011, 2010 and 2009, approximately 56%, 57% and 52%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the company’s international sales is part of our growth strategy.  We acquired 22 major manufacturing facilities with the Enodis acquisition, 16 of which are in North America, 4 are in Europe, and 2 are in Asia.  See further detail related to the facilities at Part I, Item 2 “Properties.”  International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with our international sales, manufacturing and the integration of new facilities that could cause loss of revenue or increased cost. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As of December 31, 2011, we employed approximately 12,900 people and had labor agreements with 13 union locals in North America. A large majority of our European employees belong to European trade unions. We have three trade unions in China and one trade union in India. There were only minor work stoppages during 2009 and 2010.  During 2010, we had two union contracts that expired and were successfully renegotiated. During 2011, four of our union contracts expired at various times.  Three of the contracts that expired in 2011 were successfully renegotiated without incident, while the International Association of Machinists (IAM) contract with Manitowoc Crane Corporation expired in October 2011 and resulted in a 66 day work stoppage.  The company’s contingency plans ensured that customer needs were met during the work stoppage.  A new contract with the IAM was ratified in January 2012 and expires in January 2016.  During 2012, two of our union contracts in North America expire at various times.  Any significant labor relations issues could have a material adverse effect on our results of operations and financial condition.

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

We regularly review our business units and evaluate them against our core business strategies.  In addition to strategic divestiture decisions, at times we are forced by regulatory authorities to make business divestitures as a result of acquisition transactions, such as the sale of substantially all of Enodis’ ice machine operations as a result of the Enodis acquisition.  As a result, we regularly consider the divestiture of non-core and non-strategic, or acquisition-related operations or facilities.  Depending upon the circumstances and terms, the divestiture of an operation or facility could negatively affect our earnings from continuing operations.

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

As of December 31, 2011, our total consolidated debt was $1,890.0 million as compared to consolidated debt of $1,997.4 million as of December 31, 2010, including the value of related interest rate hedging instruments,.  Our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other matters, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets. In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our business objectives. We cannot be certain that we will meet any future financial tests or that the lenders will waive any failure to meet those tests. See additional discussion in Note 11, “Debt.”

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

An inability to successfully manage the implementation of a global enterprise resource management (ERP) system in our Crane segment could adversely affect our operating results.

We are in the process of implementing a new global ERP system in the Crane segment. This system will replace many of our existing operating and financial systems. Such an implementation is a major undertaking both financially and from a management and personnel perspective.  One business location implemented this system in 2009 and our corporate office implemented the system in 2010.  Due to economic conditions we delayed the previously scheduled implementation timeline for the Crane segment ERP system during 2010 and 2011.  The next business units are scheduled to implement this new ERP system in 2012 which include certain of our European, Latin American and Crane Care entities.  Should the system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations and results of operations, including the ability of the company to report accurate and timely financial results.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

Our inability to recover from natural or man-made disasters could adversely affect our business.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

The company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission (SEC) that were issued 180 days or more preceding the end of our fiscal year 2011 that remain unresolved.

Item 2.  PROPERTIES

The following table outlines the principal facilities we own or lease as of December 31, 2011.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Cranes and Related Products
Europe/Asia/Middle East
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Moulins, France	Manufacturing/Office	355,000	Owned/Leased
Charlieu, France	Manufacturing/Office	323,000	Owned/Leased
Presov, Slovak Republic	Manufacturing/Office	295,300	Owned
Zhangjiagang, China	Manufacturing	610,000	Owned
Fanzeres, Portugal	Manufacturing	183,000	Leased
Baltar, Portugal	Manufacturing	68,900	Owned
Pune, India	Manufacturing	190,000	Leased
Niella Tanaro, Italy	Manufacturing	370,016	Owned
Ecully, France	Office	85,000	Leased
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Osny, France	Office/Storage/Repair	43,000	Owned
Decines, France	Office/Storage	47,500	Leased
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Buckingham, United Kingdom	Office/Storage	78,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office & Training Center	8,000	Owned
Singapore	Office/Storage	49,000	Leased
Tai’an, China (Joint Venture)	Manufacturing	685,000	Owned
Sydney, Australia	Office/Storage	21,500	Leased
Dubai, United Arab Emirates	Office/Workshop	10,000	Leased
Americas
Shady Grove, Pennsylvania	Manufacturing/Office	1,286,000	Owned
Manitowoc, Wisconsin(1)	Manufacturing/Office	570,000	Owned
Manitowoc, Wisconsin (1)	Office	10,000	Leased
Manitowoc, Wisconsin(1)	Land	150,000	Leased
Passo Fundo, Brazil	Manufacturing/Office	265,000	Owned
Quincy, Pennsylvania	Manufacturing	36,000	Owned
Bauxite, Arkansas	Manufacturing/Office	22,000	Owned
Port Washington, Wisconsin	Manufacturing	81,000	Owned

Foodservice Equipment

Europe/Asia
Hangzhou, China	Manufacturing/Office	260,000	Owned/Leased
Eglfing, Germany	Manufacturing/Office/Warehouse	130,000	Leased
Halesowen, United Kingdom(4)	Manufacturing/Office	86,000	Leased
Sheffield, United Kingdom	Manufacturing/Office	100,000	Leased
Guildford, United Kingdom	Office	12,500	Leased
Shanghai, China	Manufacturing/Office/Warehouse	14,500	Leased
Foshan, China	Manufacturing/Office/Warehouse	40,000	Leased
Singapore	Manufacturing/Office/Warehouse	40,000	Leased
Prachinburi, Thailand (Joint Venture)	Manufacturing/Office/Warehouse	80,520	Owned
Samutprakarn, Thailand (Joint Venture)	Office	4,305	Leased

North America
Manitowoc, Wisconsin	Manufacturing/Office	376,000	Owned
Parsons, Tennessee (1)	Manufacturing	160,000	Owned
Sellersburg, Indiana	Manufacturing/Office	146,000	Owned
La Mirada, California	Manufacturing/Office	77,000	Leased
Los Angeles, California	Manufacturing/Office	90,000	Owned
Los Angeles, California	Manufacturing	29,000	Owned
Tijuana, Mexico	Manufacturing	30,000	Leased
New Port Richey, Florida	Office/Technology Center	42,000	Owned
Goodyear, Arizona	Manufacturing/Office	75,000	Leased
Fort Wayne, Indiana	Manufacturing/Office	413,000	Owned
Barbourville, Kentucky	Manufacturing/Office	115,000	Owned
Shreveport, Louisiana (2)	Manufacturing/Office	435,000	Owned
Mt. Pleasant, Michigan	Manufacturing/Office	345,000	Owned
Baltimore, Maryland	Manufacturing/Office	16,000	Owned
Cleveland, Ohio	Manufacturing/Office	224,000	Owned
Freeland, Pennsylvania	Manufacturing/Office	160,000	Owned
Covington, Tennessee	Manufacturing/Office	186,000	Owned
Piney Flats, Tennessee	Manufacturing/Office	131,000	Leased
Fort Worth, Texas	Manufacturing/Office	182,000	Leased
Concord, Ontario, Canada	Manufacturing/Office	116,000	Leased
Mississauga, Ontario, Canada	Manufacturing/Office	155,000	Leased

Corporate
Manitowoc, Wisconsin	Office	34,000	Owned
Manitowoc, Wisconsin	Office	5,000	Leased
Manitowoc, Wisconsin	Hangar Ground Lease	31,320	Leased

(1)           There are three separate locations within Parsons, Tennessee and Manitowoc, Wisconsin.

(2)           There are two separate locations within Shreveport, Louisiana

(3)           There are four separate locations within Columbus, Georgia

(4)           There are two separate locations within Halesowen, UK

In addition, we lease sales office and warehouse space for our Crane segment in Breda, The Netherlands; Begles, France; Nantes, France; Toulouse, France; Nice, France; Orleans, France; Persans, France; Lainate, Italy; Lagenfeld, Germany; Munich, Germany; Budapest, Hungary; Warsaw, Poland; Melbourne, Australia; Brisbane, Australia; Beijing, China; Chengdu, China; Guangzhou, China; Xi’an, China; Dubai, UAE; Makati City, Philippines; Cavite, Philippines; Gurgaon, India; Chennai, India; Hyderabad, India; Seoul, Korea; Moscow, Russia; Netvorice, the Czech Republic; Jeffersonville, Indiana; Quincy, Pennsylvania; Manitowoc, Wisconsin; Shanghai, China; Monterrey, Mexico; Sao Paulo, Brazil; Recife, Brazil; Santiago, Chile; Johannesburg, South Africa; and Ellis Ras, South Africa; and We lease office and warehouse space for our Foodservice segment in Salem, Virginia; Irwindale, California; Goodyear, Arizona; Miami, Florida; Herborn, Germany; Moscow, Russia; Belgium, Netherlands; Kuala Lumpur, Malaysia; Barcelona, Spain; Naucalpan de Juarez, Mexico; and Ecully, France.  We also own sales offices for our Crane segment in Dole, France.

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

For information concerning other contingencies and uncertainties, see Note 17, “Contingencies and Significant Estimates,” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Executive Officers of the Registrant

Each of the following officers of the company has been elected by the Board of Directors.  The information presented is as of February 29, 2012.

Name	Age	Position With The Registrant	Principal Position Held Since
Glen E. Tellock	51	Chairman and Chief Executive Officer	2009

Carl J. Laurino	50	Senior Vice President and Chief Financial Officer	2004

Thomas G. Musial	60	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	52	Senior Vice President, General Counsel and Secretary	2004

Dean J. Nolden	43	Vice President of Finance and Treasurer	2005

Eric P. Etchart	55	Senior Vice President of the Company and President Crane Segment	2007

Michael J. Kachmer	53	Senior Vice President of the Company and President Foodservice Segment	2007

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

Eric P. Etchart was named senior vice president of The Manitowoc Company, Inc. and president of the Manitowoc Crane segment in May 2007.  Mr. Etchart previously served as executive vice president of the Crane segment for the Asia/Pacific region since 2002.  Prior to joining the company, Mr. Etchart served as managing director in the Asia/Pacific region for Potain S.A., as managing director in Italy for Potain S.P.A. and as vice president of international sales and marketing for PPM.

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

Item 4.  MINE SAFETY DISCLOSURE

Not Applicable.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company’s common stock is traded on the New York Stock Exchange under the symbol MTW.  At December 31, 2011, the approximate number of record shareholders of common stock was 2,410.

The amount and timing of the annual dividend are determined by the Board of Directors at its regular meetings each year, subject to limitations within the company’s New Senior Credit Facility.  On October 26, 2009, the Board of Directors unanimously adopted a resolution switching the company’s quarterly common stock cash dividend to an annual common stock cash dividend.  Beginning in October 2010, and in its regular fall meetings each year thereafter, the Board of Directors determined the amount, if any, and timing of the annual dividend for that year.  In each of the years ended December 31, 2011 and December 31, 2010, the company paid an annual dividend of $0.08 per share in the fourth quarter.  In the year ended December 31, 2009, the company paid a quarterly dividend of $0.02 per share in each quarter for a cumulative dividend of $0.08 per share.

The high and low sales prices of the common stock were as follows for 2011, 2010 and 2009:

Year Ended	2011			2010			2009
December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$22.12	$12.80	$21.88	$14.60	$10.03	$13.00	$10.19	$2.42	$3.27
2nd Quarter	23.23	14.79	16.84	16.43	9.09	9.14	7.79	3.45	5.26
3rd Quarter	18.19	6.56	6.71	12.26	8.48	12.11	10.45	4.39	9.47
4th Quarter	12.60	5.76	9.19	13.53	10.55	13.11	11.63	8.14	9.97

Under our current credit agreement, we are limited on the amount of dividends we may pay out in any one year.  The amount of dividend payments is restricted based on our consolidated total leverage ratio as defined in the credit agreement and is limited along with other restricted payments in aggregate.  If the consolidated total leverage ratio is less than 3.00 to 1.00, total restricted payments are not limited in any given year.  If the consolidated total leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, restricted payments may not exceed $40.0 million per year.  If the consolidated total leverage ratio is less than 5.00 to 1.00 but greater than or equal to 4.00 to 1.00, restricted payments may not exceed $30.0 million per year.  Lastly, if the consolidated total leverage ratio is greater than or equal to 5.00 to 1.00, total restricted payments are limited to $20.0 million per year.

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2007	2008	2009	2010	2011
The Manitowoc Company, Inc.	64.65%	(82.19)%	16.77%	32.46%	(29.39)%
S&P 500 Index	5.49%	(37.00)%	26.46%	15.06%	2.11%
S&P 600 Industrial Machinery	12.18%	(32.86)%	18.68%	31.01%	(2.67)%

	Indexed Returns
	Years Ending December 31,
	2006	2007	2008	2009	2010	2011
The Manitowoc Company, Inc.	100.00	164.65	29.33	34.25	45.31	31.99
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P 600 Industrial Machinery	100.00	112.18	75.31	89.38	117.09	113.96

Item 6.  SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc.  The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Results of the Marine segment and the Kysor/Warren business in the current and prior periods and the results of substantially all Enodis ice businesses and certain Enodis non-ice businesses in the years ended December 31, 2008, 2009, 2010 and 2011, have been classified as discontinued in the Consolidated Financial Statements to exclude the results from continuing operations.  In addition, the earnings (loss) from discontinued operations include the impact of adjustments to certain retained liabilities for operations sold or closed in periods prior to those presented.  Financial data for 2010, 2009 and 2008 has been revised to correct errors identified in 2011 relating to these periods.  See Note 1, “Company and Basis of Presentation” in the consolidated financial statements for further discussion of the revisions on 2010 balance sheet data and 2010 and 2009 statement of operations data.  For businesses acquired during the time periods presented, results are included in the table from their acquisition date.  Amounts are in millions except share and per share data.

	2011	2010	2009	2008	2007	2006
Net Sales
Cranes and Related Products	$2,164.6	$1,748.6	$2,285.0	$3,882.9	$3,245.7	$2,235.4
Foodservice Equipment	1,487.3	1,393.1	1,334.8	596.3	438.3	415.4
Total	3,651.9	3,141.7	3,619.8	4,479.2	3,684.0	2,650.8
Gross Profit	838.0	766.1	797.4	1,015.0	861.5	611.3
Earnings (Loss) from Operations
Cranes and Related Products	106.8	89.8	145.0	555.6	470.5	280.6
Foodservice Equipment	216.0	203.0	167.0	59.2	61.3	56.2
Corporate	(56.9)	(41.2)	(44.4)	(51.7)	(48.2)	(42.4)
Amortization expense	(38.8)	(38.3)	(38.4)	(11.4)	(5.8)	(3.3)
Gain on sales of parts line	—	—	—	—	3.3	—
Goodwill impairment	—	—	(520.3)	—	—	—
Intangible asset impairment	—	—	(146.4)	—	—	—
Restructuring expense	(5.7)	(3.8)	(39.6)	(21.7)	—	—
Integration expense	—	—	(3.6)	(7.6)	—	—
Pension settlements	—	—	—	—	(5.3)	—
Other expense	0.5	(2.3)	(3.4)	—	—	—
Total	221.9	207.2	(484.1)	522.4	475.8	291.1
Interest expense	(146.7)	(175.0)	(174.0)	(51.6)	(35.1)	(44.9)
Amortization of deferred financing fees	(10.4)	(22.0)	(28.8)	(2.5)	(1.1)	(1.4)
Loss on debt extinguishment	(29.7)	(44.0)	(9.2)	(4.1)	(12.5)	(14.4)
Loss on purchase price hedges	—	—	—	(379.4)	—	—
Other income (expense) - net	2.3	(9.9)	17.3	(3.0)	9.8	3.4
Earnings (loss) from continuing operations before income taxes	37.4	(43.7)	(678.8)	81.8	436.9	233.8
Provision (benefit) for taxes on income	15.9	30.9	(65.5)	(18.8)	122.1	74.8
Earnings (loss) from continuing operations	21.5	(74.6)	(613.3)	100.6	314.8	159.0
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(3.9)	(7.6)	(34.1)	(144.8)	21.9	7.2
Gain (loss) on sale or closure of discontinued operations, net of income taxes	(34.6)	—	(24.2)	53.1	—	—
Net earnings (loss)	(17.0)	(82.2)	(671.6)	8.9	336.7	166.2
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	(6.5)	(2.7)	(2.5)	(1.9)	—	—
Net earnings (loss) attributable to Manitowoc	$(10.5)	$(79.5)	$(669.1)	$10.8	$336.7	$166.2

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$28.0	$(71.9)	$(610.8)	$102.5	$314.8	$159.0
Earnings (loss) from discontinued operations, net of income taxes	(3.9)	(7.6)	(34.1)	(144.8)	21.9	7.2
Gain (loss) on sale or closure of discontinued operations, net of income taxes	(34.6)	—	(24.2)	53.1	—	—
Net earnings (loss) attributable to Manitowoc	$(10.5)	$(79.5)	$(669.1)	$10.8	$336.7	$166.2

Cash Flows
Cash flow from operations	$15.6	$209.3	$339.5	$306.1	$244.0	$293.0
Identifiable Assets
Cranes and Related Products	$1,698.8	$1,594.4	$1,738.4	$2,223.7	$1,958.0	$1,572.4
Foodservice Equipment	2,201.2	2,202.0	2,280.7	3,390.8	341.5	340.1
Corporate	65.2	214.7	260.8	444.5	571.9	307.0
Total	$3,965.2	$4,011.1	$4,279.9	$6,059.0	$2,871.4	$2,219.5
Long-term Obligations	$1,890.0	$1,997.4	$2,172.4	$2,655.3	$272.0	$264.3
Depreciation
Cranes and Related Products	$54.2	$56.5	$55.3	$66.3	$70.4	$58.4
Foodservice Equipment	25.1	27.8	29.8	11.8	8.0	7.2
Corporate	2.8	2.9	2.8	1.5	1.8	1.8
Total	$82.1	$87.2	$87.9	$79.6	$80.2	$67.4
Capital Expenditures
Cranes and Related Products	52.2	21.9	51.5	129.4	103.7	51.3
Foodservice Equipment	12.0	12.2	15.1	10.5	3.7	10.9
Corporate	0.7	2.0	2.6	10.0	5.4	2.2
Total	$64.9	$36.1	$69.2	$149.9	$112.8	$64.4
Per Share
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.21	$(0.55)	$(4.69)	$0.78	$2.53	$1.30
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.03)	(0.06)	(0.26)	(1.11)	0.18	0.06
Gain (loss) on sale or closure of discontinued operations, net of income taxes	(0.27)	—	(0.19)	0.41	—	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.08)	$(0.61)	$(5.14)	$0.08	$2.70	$1.36
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.21	$(0.55)	$(4.69)	$0.77	$2.47	$1.27
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.03)	(0.06)	(0.26)	(1.10)	0.17	0.06
Gain (loss) on sale or closure of discontinued operations, net of income taxes	(0.26)	—	(0.19)	0.40	—	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.08)	$(0.61)	$(5.14)	$0.08	$2.64	$1.32
Avg Shares Outstanding
Basic	130,481,436	130,581,040	130,268,670	129,930,749	124,667,931	122,449,148
Diluted	133,377,109	130,581,040	130,268,670	131,630,215	127,489,416	125,571,532

(1)

Discontinued operations represent the results of operations and gain or loss on sale or closure of the Marine segment, substantially all Enodis ice businesses and certain Enodis non-ice businesses, Kysor/Warren,

Delta Manlift SAS, DRI and Toledo Ship Repair, which either qualified for discontinued operations treatment, or were sold or closed during 2011, 2010, 2009 or 2008.

(2)

On July 26, 2007, the Board of Directors authorized a two-for-one split of the company’s common stock. Record holders of Manitowoc’s common stock at the close of business on August 31, 2007 received on

September 10, 2007 one additional share of common stock for every share of Manitowoc common stock they owned as of August 31, 2007. Manitowoc shares outstanding at the close of business on August 31, 2007 totaled 62,787,642. The company’s common stock began trading at its post-split price at the beginning of trading on September 11, 2007. Per share, share and stock option amounts within this Annual Report on Form 10-K for all periods have been presented to reflect the impact of the stock split.

(3)	We acquired one business in 2010, two businesses during 2008, two businesses during 2007, and two businesses during 2006.

(4)	Cash dividends per share for 2006 through 2011 were as follows: $0.07 (2006), $0.075 (2007), and $0.08 (2008, 2009, 2010 and 2011).

(5)

2009 and 2008 balance sheet data have been revised to correct errors identified in 2011. The impact of these errors on the 2009 and 2008 balance sheet data was a $1.2 million increase and a $27.1 million decrease, respectively, to Identifiable Assets (Foodservice Equipment). 2010, 2009 and 2008 net earnings (loss) data have been revised to correct errors identified in 2011. There was an increase to net loss of $6.1 million in 2010, a decrease to net loss of $35.1 million in 2009 and an increase to net earnings of $0.8 million in 2008 as a result of the correction of these errors. See Note 1, “Company and Basis of Presentation” for further discussion of the nature of these errors.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Part II, Item 8 of the Annual Report on Form 10-K.

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

On December 15, 2010, the company reached a definitive agreement to divest its Kysor/Warren and Kysor/Warren de Mexico (collectively “Kysor/Warren”) businesses, which manufacture frozen, medium temperature and heated display merchandisers, mechanical refrigeration systems and remote mechanical and electrical houses to Lennox International for approximately $145 million, including a preliminary working capital adjustment.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  On July 1, 2011, the company made a payment to Lennox International of $2.4 million as the final working capital adjustment under the sale agreement.  The results of these operations have been classified as discontinued operations.

In order to secure clearance for the acquisition of Enodis from various regulatory authorities including the European Commission and the United States Department of Justice, Manitowoc agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  In May 2009, the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.  The businesses sold were operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses were treated as standalone operations, in competition with Manitowoc.  The results of these operations have been classified as discontinued operations.  See further detail related to these businesses at Note 4, “Discontinued Operations.”

The following discussion and analysis covers key drivers behind our results for 2009 through 2011 and is broken down into three major sections.  First, we provide an overview of our results of operations for the years 2009 through 2011 on a consolidated basis and by business segment.  Next we discuss our market conditions, liquidity and capital resources, off balance sheet arrangements, and obligations and commitments.  Finally, we provide a discussion of risk management techniques, contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.

All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.  The 2010 and 2009 results have been revised to reflect the correction of errors relating to these periods.  See Note 1, “Company and Basis of Presentation” for further discussion.

Results of Consolidated Operations

Millions of dollars, except per share data	2011	2010	2009
Operations
Net sales	$3,651.9	$3,141.7	$3,619.8
Cost of sales	2,813.9	2,375.6	2,822.4
Gross Profit	838.0	766.1	797.4

Operating expenses:
Engineering, selling and administrative expenses	572.1	514.5	529.8
Amortization expense	38.8	38.3	38.4
Goodwill impairment	—	—	520.3
Intangible asset impairment	—	—	146.4
Integration expense	—	—	3.6
Restructuring expense	5.7	3.8	39.6
Other expenses (income)	(0.5)	2.3	3.4
Total operating expenses	616.1	558.9	1,281.5

Operating earnings (loss) from continuing operations	221.9	207.2	(484.1)
Other income (expenses):
Interest expense	(146.7)	(175.0)	(174.0)
Amortization of deferred financing fees	(10.4)	(22.0)	(28.8)
Loss on debt extinguishment	(29.7)	(44.0)	(9.2)
Other income (expense)-net	2.3	(9.9)	17.3
Total other expenses	(184.5)	(250.9)	(194.7)

Earnings (loss) from continuing operations before taxes on earnings	37.4	(43.7)	(678.8)
Provision (benefit) for taxes on earnings	15.9	30.9	(65.5)
Earnings (loss) from continuing operations	21.5	(74.6)	(613.3)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(3.9)	(7.6)	(34.1)
Gain (loss) on sale of discontinued operations, net of income taxes	(34.6)	—	(24.2)
Net earnings (loss)	(17.0)	(82.2)	(671.6)
Less: Net loss attributable to noncontrolling interest, net of tax	(6.5)	(2.7)	(2.5)
Net earnings (loss) attributable to Manitowoc	$(10.5)	$(79.5)	$(669.1)

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$28.0	$(71.9)	$(610.8)
Earnings (loss) from discontinued operations, net of income taxes	(3.9)	(7.6)	(34.1)
Gain (loss) on sale of discontinued operations, net of income taxes	(34.6)	—	(24.2)
Net earnings (loss) attributable to Manitowoc	$(10.5)	$(79.5)	$(669.1)

Year Ended December 31, 2011 Compared to 2010

Consolidated net sales increased 19.4% in 2011 to $3.7 billion from $3.1 billion in 2010.  The increase was the result of year-over-year increases in both the Crane and Foodservice segments.  Crane segment sales increased in all regions and in all product lines from the prior year due to modest economic recoveries in the Americas region and in emerging markets.  Crane segment sales increased 23.8% for the year ended December 31, 2011 compared to 2010.  Foodservice sales increased in all regions from the prior year due to continued penetration of global chains with whom we partner and modest economic improvements. Foodservice sales increased 6.8% for the year ended December 31, 2011 compared to 2010.  Weaker foreign currencies as compared to the U.S. Dollar had a favorable impact on consolidated net sales of $55.1 million or 1.8% for the year ended December 31, 2011 compared with the year ended December 31, 2010.  Further analysis of the changes in sales by segment is presented in the Sales and Operating Earnings by Segment section below.

Gross profit increased for the year ended December 31, 2011 to $838.0 million compared to $766.1 million for the year ended December 31, 2010, an increase of 9.4%. Gross margin decreased in 2011 to 22.9% from 24.4% in 2010.  The increase in consolidated gross profit is attributable to sales volume increases in both the Crane and Foodservice segments in all regions.  Crane segment gross profit increases were partially offset by increases in material costs, labor costs and additional provisions for warranty and excess and obsolete inventory.  Foodservice segment gross profit increases were offset by higher material and other manufacturing costs. The decrease in gross margin is due to higher material and labor costs in both segments.

Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2011 increased $57.6 million to $572.1 million compared to $514.5 million for the year ended December 31, 2010.  Crane segment ES&A increased $35.1 million or 16.5% for the year ended December 31, 2011 compared to the same period in 2010.  This increase was driven by increased employee compensation and benefit costs, marketing expenses and increased levels of research and development.  Foodservice ES&A increased $2.7 million or 1.0% for the year ended December 31, 2011 compared to the same period in 2010.  This increase was driven by increased employee compensation and benefit costs, only partially offset by cost reduction activities.

Amortization expense for the year ended December 31, 2011 was $38.8 million compared to $38.3 million for 2010.  See further detail related to intangible assets at Note 9, “Goodwill and Other Intangible Assets.”

Restructuring expenses for the year ended December 31, 2011 totaled $5.7 million, which compares to $3.8 million in 2010.  Crane segment restructuring expenses totaled $3.2 million for the year ended December 31, 2011.  These expenses primarily related to the consolidation of certain European operations.  Foodservice segment restructuring expenses totaled $2.5 million for the year ended December 31, 2011.  These expenses primarily related to plant consolidation efforts in the United States and Europe.  See further detail at Note 19, “Restructuring.”

Interest expenses for the year ended December 31, 2011 totaled $146.7 million versus $175.0 million for the year ended December 31, 2010.  The decrease in interest expense of $28.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to refinancing of our senior credit facility during the second quarter of 2011 which lowered the associated interest rates and due to debt reduction in 2010 and 2011. Amortization expenses for deferred financing fees was $10.4 million for the year ended December 31, 2011 as compared to $22.0 million in 2010.  The decrease in amortization expense for deferred financing fees of $11.6 million was attributable to the write-off of a portion of the deferred financing fees associated with the refinancing in the second quarter of 2011, only partially offset with amortization of new fees associated with the New Senior Credit Facility.  See further detail at Note 11, “Debt.”

Loss on debt extinguishment for the year ended December 31, 2011 totaled $29.7 million, which compares to $44.0 million in 2010.  The loss on debt extinguishment in 2011 was attributable to the write-off of a portion of the deferred financing fees associated with the refinancing of our senior credit facility in the second quarter of 2011. The loss on debt extinguishment in 2010 was attributable to the accelerated paydown of Term Loans A and B associated with the senior credit facility.  See further detail at Note 11, “Debt.”

Other income, net for the year ended December 31, 2011 was $2.3 million versus a loss of $9.9 million for the prior year.  The increase of $12.2 million in other income for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was due to foreign currency losses in 2010 that did not recur at the same level in 2011.  Other income in 2011 consists of interest income and gains from asset sales offset by bank fees and currency losses.

The effective tax rate for the year ended December 31, 2011 was 42.5% as compared to negative 70.6% for the year ended December 31, 2010.  As the company posted pre-tax losses in 2010, a negative effective tax rate is an expense to the consolidated statement of operations. The effective tax rate in 2010 was unfavorably impacted by the full valuation allowance of $48.8 million on the net deferred tax asset in France. The 2010 and 2011 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.

Tax expense for the year ended December 31, 2011 was unfavorably impacted by valuation allowances on deferred tax assets totaling $11.5 million, which compares to $55.2 million in 2010.  The company recorded a full valuation allowance of $48.8 million on the net deferred tax asset for net operating loss carryforwards in France during the fourth quarter of 2010. During 2011, the company continues to record valuation allowances on the deferred tax assets in certain jurisdictions, as it remains more likely than not that they will not be utilized. See further detail at Note 13, “Income Taxes.”

The results from discontinued operations were a loss of $3.9 million and a loss of $7.6 million, net of income taxes, for the years ended December 31, 2011 and 2010, respectively.  The loss from discontinued operations relates primarily to the Kysor/Warren business that was sold on January 14, 2011.  See additional discussion at Note 4, “Discontinued Operations.”

For the year ended December 31, 2011, a net loss attributable to a noncontrolling interest of $6.5 million was recorded in relation to our partially-owned Chinese affiliate with the shareholders of Tai’An Dongyue Heavy Machinery Co., Ltd. (Tai’An Dongyue).  There was a net loss of $2.7 million in connection with the partially-owned affiliate for the same period of 2010.

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

Gross profit decreased for the year ended December 31, 2010 to $766.1 million compared to $797.4 million for the year ended December 31, 2009, a decrease of 3.9%.  Gross margin increased in 2010 to 24.4% from 22.0% in 2009.  The decrease in consolidated gross profit was driven by the Crane segment as a result of decreased sales volumes across most regions, increased unabsorbed manufacturing overhead costs and an unfavorable translation effect of foreign currency exchange rate changes.  This decrease was partially offset by higher Foodservice gross profit due to the increased sales and various cost reduction initiatives in both segments during 2010. The increase in gross margin occurred as a result of gross margin increases in the Foodservice segment due to cost reductions, product sales mix and pricing actions.

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

Amortization expense for the year ended December 31, 2010 was $38.3 million compared to $38.4 million for 2009 (see further detail related to the intangible assets at Note 9, “Goodwill and Other Intangible Assets”).

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

Interest expenses for the year ended December 31, 2010 totaled $175.0 million versus $174.0 million for the year ended December 31, 2009.  The slight increase is the result of the issuance of higher interest rate senior notes issued during 2010 and an increase in the company’s current senior credit facility (“Senior Credit Facility”) interest pricing grid spread during the year substantially offset by lower total debt levels.  Amortization expenses for deferred financing fees was $22.0 million for the year ended December 31, 2010 as compared to $28.8 million in 2009.  The lower expense in 2010 is related to the early paydown of debt in 2010 and write-off of a portion of the deferred financing fees in the loss on debt extinguishment, reducing the remaining fees to be amortized, which were only partially offset by the incurrence of new fees associated with the senior notes issued in 2010.  The new fees are amortized over a significantly longer period than those associated with the Senior Credit Facility.

The loss on debt extinguishment of $44.0 million for the year ended December 31, 2010 was a result of the accelerated paydown of Term Loans A and B associated with the Senior Credit Facility.  Cash from operations of $163.6 million was used to pay down debt associated with the Senior Credit Facility.

Other income, net for the year ended December 31, 2010 was a loss of $9.9 million versus income of $17.3 million for the prior year.  The loss in 2010 was primarily due to foreign currency losses related to inter company transactions between our U.S. and foreign crane facilities during the year whereby the U.S. Dollar weakened against other foreign currencies and is also partially due to lower interest income.  The income in 2009 was primarily the result of foreign currency gains related to inter company transactions between our U.S. and foreign crane facilities during the year whereby we benefitted from the U.S. Dollar strengthening against other foreign currencies and was also partially due to higher interest income.

The effective tax rate for the year ended December 31, 2010 was negative 70.6% as compared to 9.6% for the year ended December 31, 2009.  As the company posted pre-tax losses in 2009 and 2010, a negative effective tax rate is an expense to the consolidated statement of operations, and a positive effective tax rate represents a benefit to the consolidated statement of operations.

The effective tax rate in 2009 was unfavorably impacted by the goodwill impairment of $520.3 million which is non-deductible for tax purposes. The effective tax rate in 2010 was unfavorably impacted by the full valuation allowance of $48.8 million on the net deferred tax asset in France. Both the 2009 and 2010 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.

The Education Jobs and Medicare Assistance Act was signed into law during the third quarter of 2010 and it contained provisions that impact the calculation of the foreign tax credit.  As a result, the company was no longer in a position to utilize its carry forward for this credit and recorded a valuation allowance in the third quarter of 2010 of approximately $6.0 million against the related deferred tax asset.  However, the company was able to amend its previously filed tax return and deducted these taxes paid, which resulted in a tax benefit of $2.1 million for 2010.  In addition, beginning with the third quarter of 2010, foreign taxes paid in 2010 were deducted as permitted, instead of credited.

In jurisdictions where the company operates its Crane business, management analyzes the ability to utilize the deferred tax assets arising from net operating losses on a seven year cycle, consistent with the Crane business cycles, as this provides the best information to evaluate the future profitability of the business units.

During 2009, the company determined that it was more likely than not that the deferred tax assets would potentially not be utilized in several jurisdictions, including China, Slovakia, Spain, the UK and a portion of the Wisconsin net operating loss.  The company continues to record valuation allowances on these deferred tax assets as it remains more likely than not that they will not be utilized.  The company recorded a full valuation allowance of $48.8 million on the net deferred tax asset for net operating loss carryforwards in France during the fourth quarter of 2010 as the French operations moved into a seven year cumulative loss position in the fourth quarter and the company determined that the positive evidence supporting partial future realization of the asset was outweighed by the more objectively verifiable negative evidence.  The total valuation allowance adjustments of $55.2 million in 2010 had an unfavorable impact to income tax expense.

The Patient Protection and Affordable Care Act was signed into law during the first quarter of 2010 and eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.  The company’s income tax expense was unfavorably impacted by $1.6 million for this law change.

The results from discontinued operations were a loss of $7.6 million and a loss of $34.1 million, net of income taxes, for the years ended December 31, 2010 and 2009, respectively.  The 2010 loss primarily related to the classification of the Kysor/Warren business as a discontinued operation.  The loss included an impairment charge of $9.8 million, net of income taxes, which was incurred to bring the carrying value of the associated net assets in line with the selling price, less costs to sell.  We also realized an after tax loss of $24.2 million on the sale of the Enodis ice businesses and the Marine segment as a result of final settlement of working capital and tax adjustments in 2009.

For the year ended December 31, 2010, a net loss attributable to a noncontrolling interest of $2.7 million was recorded in relation to our partially-owned Chinese affiliate with the shareholders of Tai’An Dongyue Heavy Machinery Co., Ltd. (Tai’An Dongyue).  There was a net loss of $2.5 million in connection with the partially-owned affiliate for the same period of 2009.

Sales and Operating Earnings by Segment

Operating earnings reported below by segment include the impact of reductions due to restructurings and plant consolidation costs, whereas these expenses were separately identified in the Results of Consolidated Operations table above.

Cranes and Related Products Segment

(in millions)	2011	2010	2009
Net sales	$2,164.6	$1,748.6	$2,285.0
Operating earnings	$106.8	$89.8	$145.0
Operating margin	4.9%	5.1%	6.3%

Year Ended December 31, 2011 Compared to 2010

Crane segment net sales for the year ended December 31, 2011 increased 29.4% to $2.2 billion versus $1.7 billion for the year ended December 31, 2010.  Crane segment sales increased in all geographic regions and in all product lines from the prior year due to modest economic recoveries in the Americas region and emerging markets. As of December 31, 2011, total Crane segment backlog was $760.5 million, an increase of 33.0% from the December 31, 2010 backlog of $571.7 million and consistent with the September 30, 2011 backlog of $774.6 million.  The trend for new orders, net of insignificant cancellations, continued to improve throughout the year.

For the year ended December 31, 2011, the Crane segment reported operating earnings of $106.8 million compared to $89.8 million for the year ended December 31, 2010.  Operating earnings for the Crane segment were favorably affected by higher sales volumes and higher factory absorption, but were offset by increases in material costs, labor costs and additional provisions for warranty and excess and obsolete inventory.  In addition, ES&A expense was affected by increased employee compensation and benefit costs, marketing expenses and increased levels of research and development. Operating margin for the year ended December 31, 2011 was 4.9% versus 5.1% for the year ended December 31, 2010.  Crane’s operating margin decreased primarily due to the increased costs noted above offsetting the benefit of sales growth on a percentage basis.  The prior year also benefited from the collection of a previously reserved receivable of $4.2 million and a favorable adjustment to the inventory excess and obsolete inventory reserve of $5.0 million.

Crane segment restructuring expenses totaled $3.2 million for the year ended December 31, 2011.  These expenses primarily related to the continued consolidation of certain European operations.

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

For the year ended December 31, 2010, the Crane segment reported operating earnings of $89.8 million compared to $145.0 million for the year ended December 31, 2009.  Operating earnings of the Crane segment were unfavorably affected by lower sales volumes, lower factory absorption and an unfavorable translation effect of foreign currency exchange rate changes partially offset by favorable reductions in ES&A expenses and factory cost reductions.  In addition, the Crane segment benefited from the receipt of a previously reserved receivable of $4.2 million and a net reduction of the year-end inventory excess and obsolete reserve of $5.0 million.  Operating margin for the year ended December 31, 2010 was 5.1% versus 6.3% for the year ended December 31, 2009.  The drop in sales volumes compared to the prior year was the primary contributor to the decline in operating margin in 2010 versus 2009.  This decline was partially offset by lower ES&A expenses of $213.5 million for the year ended December 31, 2010 which was $15.9 million lower than the $229.4 million of ES&A expenses for the year ended December 31, 2009.

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

Foodservice Equipment Segment

(in millions)	2011	2010	2009
Net sales	$1,487.3	$1,393.1	$1,334.8
Operating earnings	$216.0	$203.0	$167.0
Operating margin	14.5%	14.6%	12.5%

Year Ended December 31, 2011 Compared to 2010

Foodservice segment net sales increased 6.8% or $94.2 million to $1.5 billion for the year ended December 31, 2011 compared to $1.4 billion for the year ended December 31, 2010.  The sales increase during 2011 was driven by new product introductions and increased sales in all regions.  In addition, approximately $25.2 million of the increase was due to the weaker U.S. Dollar relative to the Euro and British Pound currencies.

For the year ended December 31, 2011, the Foodservice segment reported operating earnings of $216.0 million compared to $203.0 million for the year ended December 31, 2010.  The 2011 operating earnings increase and operating margin decrease to 14.5% from 14.6% in 2010 was primarily due to higher volumes, appropriate pricing actions and manufacturing cost savings which were only partially offset by material and other cost increases.  In addition, approximately $1.2 million of the increase was due to the weaker U.S. Dollar relative to the Euro and British Pound currencies.

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

For the year ended December 31, 2010, the Foodservice segment reported operating earnings of $203.0 million compared to $167.0 million for the year ended December 31, 2009.  The 2010 operating margin increased to 14.6% from 12.5% in 2009 primarily due to volume increases and the realization of synergies from the integration of the businesses acquired in connection with the Enodis acquisition which were only partially offset by employee and material cost increases.

General Corporate Expenses

(in millions)	2011	2010	2009
Net sales	$3,651.9	$3,141.7	$3,619.8
Corporate expenses	56.9	41.2	44.4
% of Net sales	1.6%	1.3%	1.2%

Year Ended December 31, 2011 Compared to 2010

Corporate expenses increased $15.7 million to $56.9 million in 2011 compared to $41.2 million in 2010.  The increase is due to higher employee stock-based and total compensation, benefit costs and increased professional services.

Year Ended December 31, 2010 Compared to 2009

Corporate expenses decreased $3.2 million to $41.2 million in 2010 compared to $44.4 million in 2009.  The decrease was primarily due to lower employee related costs and continued reduction of expenses related to professional services.

Market Conditions and Outlook

In 2012, we are planning for continued growth in both of our two business segments: Cranes and Related Products and Foodservice Equipment.  We move into 2012 with a highly skilled and talented workforce, complemented by formidable competitive positions in our industries.  We believe we enter 2012 in a solid position to drive continued growth and build on the momentum of 2011.  While we are optimistic about the year ahead, a challenging operating environment still lingers.  The steps we have taken to improve our competitive position over the last several years drive our outlook in 2012 as we endeavor to expand our leadership position and continue to improve our financial strength and flexibility.

Looking ahead to 2012, we expect Foodservice segment revenues to improve modestly in the high single digit range and operating margins to increase ten to fifteen percent in 2012, versus 2011. We also expect Crane segment revenues to increase ten to fifteen percent in 2012 versus 2011. Additionally, we anticipate that operating margins in our Crane segment will improve thirty to forty percent as compared to 2011. Other financial expectations include capital expenditures of approximately $80 million, depreciation and amortization of approximately $120 million, a debt reduction target of between $150 million and $200 million, and between $25 million and $30 million reduction in interest expense.

Cranes and Related Products - Our Crane segment is benefiting from recovery in crane demand, especially within emerging markets in Asia, Latin America, and the Middle East. In addition, in 2011, we saw signs of demand improvement in some mature markets such as Germany, North America and Australia.  As a result, our year-end backlog increased to $760.5 million in December 2011 from $571.7 million in December 2010.

Our initiatives in the area of quality, reliability and performance are producing positive results. These include improving Customer Satisfaction Index (CSI) scores, reduced warranty claims, improved Mean Time Between Failure (MTBF) and improved emissions. We believe these efforts, combined with the process and facilities improvements that have been made in 2011, allow us to deliver better cranes to our customers in a more efficient manner.

We expect the opportunities and the need for cranes continue all around the globe.  We enjoy filling the needs from many industries including construction, infrastructure, refining, all forms of energy production and energy transmission. We also continue to see demand for our industry leading product support services. Our Crane Care business is not only a key differentiator for us, but it is also especially important to our customers as the market rebounds to ensure uptime availability.

Forecasting remains challenging due to mixed views from trade association and industry economists. We continue to use what we believe to be the best information that is available and have also expanded our efforts to become more responsive to changes in demand between regions and product lines. These efforts allow us to better meet the sudden demands that the recovering economy makes and this allows us to improve our market share with our ability to have the right product available at the right time.  The Crane segment looks to leverage its manufacturing footprint, while improving working capital efficiency, and increasing ES&A expenses at a slower rate than revenue increases throughout 2012. In addition, we anticipate that a continued focus on economic value add (EVA®) will help to optimize cash flow and boost the segment’s earnings potential. Underlying these financial goals, the Crane segment is focused on strategic initiatives including, but not limited to, the successful relaunch of our Project One ERP initiative with go-live implementations in France, Brazil and the global Crane Care business; the successful completion and start-up of a 265,000 sq. ft. crane facility in Brazil; driving manufacturing excellence initiatives through the use of lean manufacturing principles; the continuing introduction of new crawler, tower, and mobile cranes; intensified leverage of our presence in various emerging markets;  and an ongoing build-out of our Crane Care infrastructure to support accelerating whole goods sales in emerging and developed markets.

From a longer-term perspective, we are among the world’s leading sources of lifting solutions, with what we believe to be the most recognized brands and the broadest manufacturing and support footprint in the industry. Globally, we expect an increasing demand for modern infrastructure and energy, and we are well-positioned to support these end markets anywhere in the world. We have a resilient business, with a highly skilled distribution network and a large installed base complemented by the best and most experienced workforce in the industry. As a result, we expect to thrive as the world economy recovers and the crane industry grows.

Foodservice Equipment -  Our Foodservice segment ended 2011 in a strong position as a leading player in the global foodservice equipment industry. Our customers include many of the fastest-growing and most-innovative foodservice companies in the world. They come to us for innovations that allow them to improve their menus, enhance their operations and reduce their costs. We serve customers in more than 100 countries and we will continue to expand and support our customers wherever they grow. Our integrated manufacturing operations, service sites and sales offices work together to assist customers worldwide, whether these customers are local businesses or global companies.

We are continuing to invest in people, products and processes. Following our successful launch of a new beverage dispensing product in 2010, we continued product line expansion and regional roll-outs with a number of our customers in 2011, and anticipate further successes in 2012.  We have also launched numerous energy saving and sustainability initiatives in Foodservice to help our customers. Because we can help our customers operate more profitably and deliver innovative food product solutions, we believe they are willing to invest in our products, even during recessionary economic conditions.

A number of leading indicators suggest that 2012 and beyond will bring continued global growth opportunities in the foodservice sector.  Euromonitor International, a global provider of research for consumer markets, forecasts that chained quick service restaurant (QSR) growth will continue to outpace that of overall consumer foodservice in terms of transactions and outlets.  Further, Euromonitor calls QSR “the centre of innovation in foodservice, with well-funded chains investing heavily in the sector.”  While QSR will be the fastest growing segment, Euromonitor projects that full service is set to lead the world in absolute sales and outlet growth thanks almost entirely to robust demand in the Asia Pacific region.  Overall Euromonitor forecasts growth in all regions for 2012 and beyond, with sales and traffic growth driven by the rise of demand in Asia, as hundreds of millions of consumers spend more on dining out, and the steady expansion of fast food’s consumer base.

For the U.S., the restaurant industry’s gradual recovery is projected to continue in 2012.  Technomic, a leading U.S.-based research firm, projects real sales growth of approximately 1%, led by QSR, retail and grocery, and healthcare.  Technomic expects the overall number of restaurants in the U.S. to decline in 2012.  However, the QSR and chained restaurant segments are expect to continue unit growth.  Food Equipment Reports magazine projects continued real growth for restaurant equipment sales in the U.S. in 2012, with chained restaurants continuing investments in major facility remodels, concept renovation, and menu roll-outs.

Our strong position in these categories gives us significant opportunities to grow along with our customers. Not only do we aim to be their supplier of choice, but also their innovator of choice. Our customers are constantly looking for ways to innovate their menus, and we are at the forefront of that innovation.  Several global chain customers recognize Manitowoc Foodservice and our brands for innovation and supplier support.  In 2011, we were named ENERGY STAR Partner of the Year by the United States Environmental Protection Agency for the second consecutive year, showcasing our commitment to energy conservation and operating efficiency. Additionally, the U.S. National Restaurant Association recognized the Manitowoc Ice Indigo® ice machine and the Convotherm 2-in-1 Mini Combi Steamer with Kitchen Innovation Awards in 2011.  Cleveland, Frymaster, Lincoln and Manitowoc Ice received recognition from Foodservice Equipment and Supplies magazine as Best In Class in six equipment categories as voted by end users, design consultants and channel partners.  This marks the eleventh straight year of Best in Class awards for Manitowoc Ice and Frymaster.

Finally, our Foodservice equipment brands are well-positioned leaders that span virtually all major commercial foodservice equipment categories. Our team is remarkably passionate about the combined businesses and the opportunities that our market position and global capabilities provide us. For 2012, our priority is to continue to grow our Foodservice segment, leveraging economies of scale from the combined Manitowoc Foodservice organization. We will continue to build an industry-leading business for the long-term.

Liquidity and Capital Resources

Cash flow from operations during 2011 was $15.6 million compared to $209.3 million in 2010.  We had $68.6 million in cash and cash equivalents on-hand at December 31, 2011 versus $83.7 million on-hand at December 31, 2010.

The decrease in cash flow from operating activities for the year ended December 31, 2011 compared to the same period for 2010 is attributable to increases in working capital requirements to support the increase in sales volumes.  The primary contributors to the working capital increase were an increase in accounts receivable of $98.4 million and increase in inventory of $114.4 million.  These increases were only partially offset by an increase in accounts payable of $97.9 million.

Cash flows from investing activities of $98.4 million in 2011 consisted primarily of cash used for capital expenditures of $64.9 million.  These outflows were offset by proceeds from sales of fixed assets of $17.5 million and proceeds from the sale of Kysor Warren of $143.6 million.

Cash flows used for financing activities during 2011 consisted primarily of debt paydown totaling $139.5 million and the payment of dividends of $10.6 million.

The company’s Senior Credit Facility, as amended to date, became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The balance of Term Loan X was repaid in 2009.  On May 13, 2011, the company entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “New Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wells Fargo Bank, National Association and Natixis, as Documentation Agents.  Including interest rate caps at December 31, 2011, the weighted average interest rates for Term Loan A and Term Loan B were 3.25% and 4.25%, respectively.  Excluding interest rate caps, Term Loan A and Term Loan B interest rates were 3.25% and 4.25%, respectively, at December 31, 2011.  The weighted average interest rates for the company’s term loans at December 31, 2011 including and excluding the impact of the interest rate caps was the same due to the fact that the underlying actual 1 Month LIBOR rate in effect at December 31, 2011 was below the 3.00 percent cap level.  See additional discussion of our New Senior Credit Facility and Notes in Note 11, “Debt.”

The New Senior Credit Facility, as amended to date, contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters, and (b) Consolidated Senior Secured Indebtedness Ratio, which measures the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the four most recent fiscal quarters.  The current covenant levels of the financial covenants under the New Senior Credit Facility are set forth below:

Fiscal Quarter Ending	Consolidated Senior Secured Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
December 31, 2011	3.875:1.00	1.625:1.00
March 31, 2012	3.75:1.00	1.75:1.00
June 30, 2012	3.50:1.00	1.875:1.00
September 30, 2012	3.50:1.00	2.00:1.00
December 31, 2012	3.50:1.00	2.00:1.00
March 31, 2013	3.50:1.00	2.25:1.00
June 30, 2013	3.25:1.00	2.25:1.00
September 30, 2013	3.25:1.00	2.50:1.00
December 31, 2013	3.25:1.00	2.50:1.00
March 31, 2014	3.25:1.00	2.75:1.00
June 30, 2014	3.25:1.00	2.75:1.00
September 30, 2014	3.25:1.00	2.75:1.00
December 31, 2014, and thereafter	3.00:1.00	3.00:1.00

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

The company has three series of Senior Notes outstanding, including the 2013, 2018, and 2020 Notes (collectively the “Notes”).  Each series of Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the New Senior Credit Facility.  Each series of notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Notes may declare the principal and accrued interest on all of the Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Notes will become due and payable immediately.

On December 31, 2011, the company had outstanding $150.0 million of its 7.125% Senior Notes due 2013 (the “2013 Notes”).  Interest on the 2013 Notes is payable semiannually in May and November each year. The 2013 Notes can be redeemed by the company in whole or in part for a premium on or after November 1, 2008. As of November 1, 2011, the Company would no longer be required to pay a premium if it redeems the 2013 Notes from that date through November 2013.

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

On October 18, 2010, the company completed the sale of $600.0 million aggregate principal amount of its 8.50% Senior Notes due 2020 (the “2020 Notes”). The offering closed on October 18, 2010 and net proceeds of $583.7 million from this offering were used to pay down ratably the then outstanding balances of Term Loans A and B.  Interest on the 2020 Notes is being paid semi-annually on May 1 and November 1 of each year.  The company may redeem the 2020 Notes at any time prior to November 1, 2015.

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

As of December 31, 2011, the company had outstanding $54.3 million of other indebtedness that has a weighted-average interest rate of approximately 6.8%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

Year
2012	$79.1
2013	191.4
2014	41.1
2015	39.8
2016	197.9
2017 and Thereafter	1,340.7
Total	$1,890.0

The company is party to various interest rate swaps in connection with the New Senior Credit Facility and the Notes.  As of June 30, 2011, the company offset and de-designated all of its previous float-to-fixed interest rate swaps against Term Loans A and B due to the refinance of its Senior Credit Facility in May of 2011.  At December 31, 2011, the company did not have any float-to-fixed interest rate hedges booked against the New Senior Credit Facility.  During the third quarter of 2011, the company entered into 3.00% LIBOR caps against $450.0 million notional value of term loans under the New Senior Credit Facility.  Therefore, $450.0 million of the company’s term loan interest rate exposure is capped at 3.00% LIBOR plus the applicable spread over the life of the caps.  The remaining unhedged portions of the Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility.  As of December 31, 2011, the notional amounts of fixed interest rate caps outstanding was $450.0 million on Term Loans A and B.  The company is also party to various variable interest rate swaps in connection with its 2018 and 2020 Notes.  At December 31, 2011, $200.0 million and $300.0 million of the 2018 and 2020 Notes, respectively, were swapped to floating rate interest.  The 2018 Notes accrue interest at a fixed rate of 9.50% on the unhedged portion and 7.45% plus the six month LIBOR in arrears on the variable portion. The 2020 Notes accrue interest at a fixed rate of 8.50% on the unhedged portion and 6.02% plus the six month LIBOR in arrears on the variable portion.  At December 31, 2011, the weighted average interest rates for the 2018 and 2020 Notes taking into consideration the impact of floating rate hedges was 8.88% and 7.66%, respectively.  The swap contracts related to the Notes include a call premium schedule that mirrors that of the respective debt and include an optional early termination and cash settlement at five years from the trade date.

As of December 31, 2011 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, as amended through December 31, 2011, the 2013 Notes, the 2018 Notes and the 2020 Notes and based upon the company’s current plans and outlook, the company believes we will be able to comply with these covenants during the subsequent 12 months.  As of December 31, 2011 the company’s Senior Leverage Ratio was 2.62:1, below the maximum ratio of 3.875:1 and the company’s Consolidated Interest Coverage Ratio was 2.45:1, above the minimum ratio of 1.625:1.

We believe that our available cash, revolving credit facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund our operations, capital expenditures, dividends, and debt financing requirements for the foreseeable future.

The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments under the New Senior Credit Facility definition.  The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of December 31, 2011 was $349.2 million. The company believes this measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of Net loss attributable to Manitowoc to Adjusted EBITDA is as follows (in millions):

Net loss attributable to Manitowoc	$(10.5)
Loss from discontinued operations	3.9
Loss on sale of discontinued operations	34.6
Depreciation and amortization	120.9
Restructuring charges	5.6
Interest expense and amortization of deferred financing fees	157.1
Costs due to early extinguishment of debt	29.7
Income taxes	15.9
Other	(8.0)
Adjusted EBITDA	$349.2

The company maintains a $125.0 million trade accounts receivable securitization facility.  Effective September 27, 2011, the company entered into the Third Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”).  Trade accounts receivables sold pursuant to the Receivables Purchase Agreement totaled $121.1 million at December 31, 2011 versus $123.0 million at December 2010.  See Note 12, “Accounts Receivable Securitization” for further information regarding this arrangement.

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

We spent a total of $64.9 million during 2011 for capital expenditures.  We continued to fund capital expenditures to improve the cost structure of our business, invest in new processes, products and technology, to maintain high-quality production standards and to complete certain production capacity expansion.  The following table summarizes 2011 capital expenditures and depreciation by segment.

(in millions)	Capital Expenditures	Depreciation
Cranes and Related Products	$52.2	$54.2
Foodservice Equipment	12.0	25.1
Corporate	0.7	2.8
Total	$64.9	$82.1

Restricted cash represents cash in escrow funds related to the security provided to third-party lenders for certain international lines of credit and for an indemnity agreement with our casualty insurance provider.

During the years ended December 31, 2011 and 2010, the company sold $11.9 million and $0.6 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2011 and 2010 customers have paid $2.7 million and $4.6 million, respectively, of the notes to the third party financing companies.  As of December 31, 2011 and 2010, the outstanding balance of the notes receivables guaranteed by the company was $14.1 million and $4.8 million, respectively.

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

The revolving credit facility under our New Senior Credit Facility or other future facilities may be used for working capital requirements, capital expenditures, funding future acquisitions, and other investing and financing needs.  We believe that our available cash, revolving credit facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund our capital and debt financing requirements for the foreseeable future.

Our liquidity positions as of December 31, 2011 and 2010 are as follows:

(in millions)	2011	2010
Cash and cash equivalents	$71.3	$86.4
Revolver borrowing capacity	500.0	400.0
Less: outstanding letters of credit	(34.5)	(34.6)
Total liquidity	$536.8	$451.8

The revolving facility under the New Senior Credit Facility has a maximum borrowing capacity of $500 million and expires May 2016. As of December 31, 2011, there were no borrowings on the revolving facility. During the year the highest daily borrowing was $380.2 million and the average borrowing was $209.7 million while the average interest rate was 4.65 percent. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread which is based upon the Consolidated Total Leverage Ratio of the company. As of December 31, 2011, the spread for LIBOR and Prime borrowings was 3.00% and 2.00% given the effective Consolidated Total Leverage Ratio for this period.

The company has not provided for additional U.S. income taxes on approximately $578.3 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. At December 31, 2011, approximately $55.5 million of our total cash and cash equivalents were held by our foreign subsidiaries. This cash is associated with earnings that we have asserted are permanently reinvested. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because the U.S. operations and debt service is supported by the cash generated by the U.S. operations. The company would only plan to repatriate foreign cash when it would be tax effective through the utilization of foreign tax credits or when earnings qualify as previously taxed income.

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.    Our New Senior Credit Facility requires us to comply with certain financial ratios and tests to comply with the terms of the agreement.We were in compliance with these covenants as of December 31, 2011, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the New Credit Agreement. Further, such acceleration would constitute an event of default under the indentures governing our 2013 Notes, 2018 Notes, and 2020 Notes and could trigger cross default provisions in other agreements.

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

•                  We have disclosed our accounts receivable securitization arrangement in Note 12 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2011 is as follows:

(in millions)	Total Committed	2012	2013	2014	2015	2016	Thereafter
Debt	$1,879.3	$77.3	$188.4	$39.4	$38.5	$196.0	$1,339.7
Capital leases	10.7	1.8	3.0	1.7	1.3	1.9	1.0
Operating leases	170.0	41.5	35.4	28.5	22.3	19.0	23.3
Total committed	$2,060.0	$121.8	$226.8	$69.6	$62.1	$216.9	$1,362.8

•                  There were no significant purchase obligation commitments at December 31, 2011.

•                  The table above does not include interest payments (other than imputed interest in operating leases).

•                  Unrecognized tax liabilities totaling $56.3 million as of December 31, 2011, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13 to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740.

At December 31, 2011, we had outstanding letters of credit that totaled $34.5 million.  We also had buyback commitments and residual value guarantees with a balance outstanding of $89.5 million as of December 31, 2011.  This amount is not reduced for amounts the company would recover from the repossession and subsequent resale of collateral.

We maintain defined benefit pension plans for some of our operations in the United States, Europe and Asia. The company has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts.  As of December 31, 2010, all of the remaining United States defined benefit plans were merged into a single plan: the Manitowoc U.S. Pension Plan. All merged plans had benefit accruals frozen prior to merger of plan.

In 2011, cash contributions by us to all pension plans were $5.8 million, and we estimate that our pension plan contributions will be approximately $5.9 million in 2012.

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

Interest Rate Risk

We are exposed to fluctuating interest rates for our debt.  We have extablished programs to mitigate exposure to these fluctuations.  The company is a party to various interest rate swaps in connection to the New Senior Credit Facility and the Notes.  On May 13, 2011, the company entered into the New Senior Credit Facility which includes a $350.0 million Term Loan A, $400.0 million Term Loan B and $500.0 million Revolver.  Subsequently, the company entered interest rate cap agreements during the third quarter 2011 with a beginning notional value of $450.0 million. These interest rate derivative instruments effectively cap the company’s future interest rate exposure for $450.0 million of the notional value of its variable term debt at a 1 Month LIBOR rate of 3.00% plus the applicable spread per the New Senior Credit Agreement.

As of December 31, 2011, the company did not have any float-to-fixed interest rate hedges outstanding on Term Loans A and B.  As of December 31, 2011, total notional swapped from fixed-to-floating rate debt was $200.0 million and $300.0 million for the Senior Notes due 2018 and 2020 respectively.

Commodity Prices

We are exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products.  Each of our business segments is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized across business segments, and others are specific to a business segment or business unit. In addition to the regular negotiations of material prices with certain vendors, we routinely enter into certain commodity hedges that fix the price of certain of our key commodities utilized in the production of our Foodservice and Crane product offerings.  Commodities that are hedged include copper, aluminum, certain steel inputs and natural gas.  At December 31, 2011, $1.6 million (net of tax of $0.8 million) of unrealized losses due to commodity hedging positions remain deferred in accumulated other comprehensive income and will be realized as a component of cost of sales over the next 12 months.

Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 56% of our total sales for 2011, with the largest percentage (22%) being sales into various European countries.

Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on nonfunctional currency denominated receivables and payables.  Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged.  The maturities of these forward exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow.  The hedges of anticipated transactions are designated as cash flow hedges under the guidance of ASC Topic 815-10, “Derivatives and Hedging.”  At December 31, 2011, we had outstanding forward exchange contracts hedging anticipated transactions and future settlements of outstanding accounts receivable and accounts payable with an after tax market value of a $2.9 million (net of tax of $1.6 million) liability.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2011 for fair value hedges would not have a significant impact on our Consolidated Statements of Operations as any gains or losses under the foreign exchange contracts hedging accounts receivable or payable balances would be offset by equal gains or losses on the underlying receivables or payables.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2011 for cash flow hedges would not have a significant impact on the date of settlement due to the insignificant amounts of such hedges.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end.  Results of operations are translated into U.S. dollars at an average exchange rate for the period.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive income at December 31, 2011 is $51.8 million.

Environmental, Health, Safety, and Other Matters

Please refer to Part II, Item 8, Note 17, “Contingencies and Significant Estimates”, where we have disclosed our Environmental, Health, Safety, Contingencies and other Matters.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets— The company accounts for goodwill and other intangible assets under the guidance of Accounting Standards Codification (“ASC”) Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is no longer amortized; however, the company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes China; Cranes Greater Asia Pacific; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia; using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

The company has not experienced any further impairment charges since March 2009 (see Note 9, "Goodwill and Other Intangible Assets.").  The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Deterioration in the market or actual results as compared with the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.

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

Income Taxes — We account for income taxes under the guidance of ASC Topic 740-10, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We record a valuation allowance that represents a reserve on deferred tax assets for which utilization is not more likely than not.  Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets.  The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated.  Our policy is to remit earnings from foreign subsidiaries only when it would be tax effective through the utilization of foreign tax credits or when earnings qualify as previously taxed income.  Accordingly, we do not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.  We measure and record income tax contingency accruals under the guidance of ASC Topic 740-10.  We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

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

Recent Accounting Changes and Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-09 which requires enhanced disclosures around an employer’s participation in multiemployer pension plans.  The standard is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan to help financial statement users better understand the financial health of the significant plans in which the employer participates.  This guidance is effective for the Company for its fiscal 2011 year-end reporting.  Its adoption did not significantly impact the Company’s consolidated financial statements.  The updated disclosures are included in Note 20, “Employee Benefit Plans.”

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the company’s annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU is not expected to significantly impact the company’s consolidated financial statements.

In June 2011 and December 2011, the FASB issued an update to ASC Topic No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Proposed Accounting Pronouncements

In recent exposure drafts, the International Accounting Standards Board (IASB) and the FASB proposed a new approach to the accounting for leases. From a lessee’s perspective, the exposure drafts propose to abolish the distinction between operating and finance/capital leases. In its place, a right-of-use model would be used. This proposal, as currently written, would require the lessee to recognize an asset for its right to use the underlying leased asset and a liability for its obligation to make lease payments. This would lead to an increase in assets and liabilities for leases currently classified as an operating lease and could also lead to a change in timing as to when the expense is recognized. This exposure draft is not yet finalized; however, we believe knowledge of this information is useful to the reader of our financial statements as many of our locations and equipment are currently leased, and a significant number of those leases are accounted for as operating leases.

Cautionary Statements about Forward-Looking Information

Statements in this report and in other company communications that are not historical facts are forward-looking statements, which are based upon our current expectations, within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve risks and uncertainties that could cause actual results to differ materially from what appears within this quarterly report.

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

Corporate (including factors that may affect both of our segments)—changes in laws and regulations, as well as their enforcement, throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms; the realization of contingencies consistent with any established reserves; unanticipated issues associated with transitional services; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; health epidemics; pressure of additional financing leverage; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; changes in tax laws; unanticipated issues associated with the settlement of uncertain tax positions; unanticipated changes in customer demand; unanticipated changes in the debt and capital markets; the ability to increase operational effeciencies across each of the company’s business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; natural disasters disrupting commerce in one or more regions of the world; and other events outside our control.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule:

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2011, 2010 and 2009

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 29, 2012

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2011, 2010 and 2009

Millions of dollars, except per share data	2011	2010	2009
Operations
Net sales	$3,651.9	$3,141.7	$3,619.8

Costs and expenses:
Cost of sales	2,813.9	2,375.6	2,822.4
Engineering, selling and administrative expenses	572.1	514.5	529.8
Amortization expense	38.8	38.3	38.4
Goodwill impairment	—	—	520.3
Intangible asset impairment	—	—	146.4
Integration expense	—	—	3.6
Restructuring expense	5.7	3.8	39.6
Other expenses (income)	(0.5)	2.3	3.4
Total costs and expenses	3,430.0	2,934.5	4,103.9

Operating earnings (loss) from continuing operations	221.9	207.2	(484.1)

Other income (expenses):
Interest expense	(146.7)	(175.0)	(174.0)
Amortization of deferred financing fees	(10.4)	(22.0)	(28.8)
Loss on debt extinguishment	(29.7)	(44.0)	(9.2)
Other income (expense)-net	2.3	(9.9)	17.3
Total other income (expenses)	(184.5)	(250.9)	(194.7)

Earnings (loss) from continuing operations before taxes on earnings	37.4	(43.7)	(678.8)
Provision (benefit) for taxes on earnings	15.9	30.9	(65.5)
Earnings (loss) from continuing operations	21.5	(74.6)	(613.3)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of ($2.7), $2.0 and ($3.0), respectively	(3.9)	(7.6)	(34.1)
Gain (loss) on sale of discontinued operations, net of income taxes of $29.9, $0.0 and ($15.0), respectively	(34.6)	—	(24.2)
Net earnings (loss)	(17.0)	(82.2)	(671.6)
Less: Net loss attributable to noncontrolling interest, net of tax	(6.5)	(2.7)	(2.5)
Net (loss) earnings attributable to Manitowoc	$(10.5)	$(79.5)	$(669.1)

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$28.0	$(71.9)	$(610.8)
Earnings (loss) from discontinued operations, net of income taxes	(3.9)	(7.6)	(34.1)
Gain (loss) on sale of discontinued operations, net of income taxes	(34.6)	—	(24.2)
Net earnings (loss) attributable to Manitowoc	$(10.5)	$(79.5)	$(669.1)

Per Share Data
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.21	$(0.55)	$(4.69)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.03)	(0.06)	(0.26)
Gain (loss) on sale of discontinued operations, net of income taxes	(0.27)	—	(0.19)
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.08)	$(0.61)	$(5.14)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.21	$(0.55)	$(4.69)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.03)	(0.06)	(0.26)
Gain (loss) on sale of discontinued operations, net of income taxes	(0.26)	—	(0.19)
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.08)	$(0.61)	$(5.14)

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

Millions of dollars, except per share data	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$68.6	$83.7
Marketable securities	2.7	2.7
Restricted cash	7.2	9.4
Accounts receivable, less allowances of $12.8 and $27.6, respectively	297.0	255.1
Inventories — net	668.7	558.8
Deferred income taxes	117.8	131.3
Other current assets	77.8	57.7
Current assets of discontinued operation	—	63.7
Total current assets	1,239.8	1,162.4

Property, plant and equipment — net	568.2	565.8
Goodwill	1,164.8	1,173.2
Other intangible assets — net	851.8	893.5
Other non-current assets	140.6	92.6
Long-term assets of discontinued operation	—	123.6
Total assets	$3,965.2	$4,011.1

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$869.8	$748.0
Short-term borrowings	79.1	61.8
Product warranties	93.8	86.7
Customer advances	35.1	48.9
Product liabilities	26.8	27.8
Current liabilities of discontinued operation	—	24.2
Total current liabilities	1,104.6	997.4
Non-Current Liabilities:
Long-term debt	1,810.9	1,935.6
Deferred income taxes	215.8	213.3
Pension obligations	90.6	64.4
Postretirement health and other benefit obligations	59.8	59.9
Long-term deferred revenue	34.2	27.8
Other non-current liabilities	175.8	185.6
Long-term liabilities of discontinued operation	—	18.6
Total non-current liabilities	2,387.1	2,505.2

Commitments and contingencies (Note 17)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 131,884,765 and 131,388,472 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	470.8	454.0
Accumulated other comprehensive income (loss)	(15.0)	9.9
Retained earnings	113.6	134.7
Treasury stock, at cost (31,291,163 and 31,787,456 shares, respectively)	(87.4)	(88.1)
Total Manitowoc stockholders’ equity	483.4	511.9
Noncontrolling interest	(9.9)	(3.4)
Total equity	473.5	508.5
Total liabilities and equity	$3,965.2	$4,011.1

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010, and 2009

Millions of dollars	2011	2010	2009
Cash Flows From Operations
Net earnings (loss)	$(17.0)	$(82.2)	$(671.6)
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	3.9	7.6	34.1
Asset impairments	—	—	666.7
Depreciation	82.1	87.2	87.9
Amortization of intangible assets	38.8	38.3	38.4
Amortization of deferred financing fees	10.4	22.0	28.8
Deferred income taxes	25.5	27.2	(91.5)
Restructuring expense	5.7	3.8	39.6
Loss on early extinguishment of debt	29.7	44.0	9.2
Loss (gain) on sale of property, plant and equipment	(2.2)	(3.3)	4.6
Loss on sale of discontinued operations	34.6	—	24.2
Other	13.7	8.4	8.5
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	(98.4)	17.0	296.6
Inventories	(114.4)	0.4	349.6
Other assets	(0.5)	32.9	(5.0)
Accounts payable	97.9	46.4	(310.8)
Accrued expenses and other liabilities	(75.0)	(46.8)	(171.9)
Net cash provided by operating activities of continuing operations	34.8	202.9	337.4
Net cash provided by (used for) operating activities of discontinued operations	(19.2)	6.4	2.1
Net cash provided by operating activities	$15.6	$209.3	$339.5
Cash Flows From Investing
Capital expenditures	$(64.9)	$(36.1)	$(69.2)
Proceeds from sale of property, plant and equipment	17.5	23.2	19.6
Restricted cash	2.2	(3.0)	(1.4)
Business acquisitions, net of cash acquired	—	(4.8)	—
Proceeds from sale of business	143.6	—	149.2
Net cash provided by (used for) investing activities of continuing operations	98.4	(20.7)	98.2
Net cash used for investing activities of discontinued operations	—	(4.2)	(3.3)
Net cash provided by (used for) investing activities	$98.4	$(24.9)	$94.9
Cash Flows From Financing
Proceeds from (payments on) revolving credit facility-net	$(24.2)	$24.2	$(17.0)
Proceeds from swap monetization	21.5	—	—
Payments on long-term debt	(960.3)	(1,250.8)	(593.8)
Proceeds from long-term debt	845.0	1,063.0	136.3
Proceeds from securitization facility	—	101.0	—
(Payments on) securitization facility	—	(101.0)	—
Proceeds from (payments on) notes financing - net	14.8	(4.1)	(5.4)
Debt issuance costs	(14.7)	(27.0)	(18.1)
Dividends paid	(10.6)	(10.6)	(10.5)
Exercises of stock options including windfall tax benefits	2.6	0.9	2.0
Net cash provided by (used for) financing activities	(125.9)	(204.4)	(506.5)
Effect of exchange rate changes on cash	(3.2)	—	5.7
Net increase (decrease) in cash and cash equivalents	(15.1)	(20.0)	(66.4)
Balance at beginning of year	83.7	103.7	170.1
Balance at end of year	$68.6	$83.7	$103.7
Supplemental Cash Flow Information
Interest paid	$154.1	$159.3	$168.1
Income taxes paid (refunded)	$24.2	$(40.4)	$(45.6)

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Equity and Comprehensive Income (Loss)

For the years ended December 31, 2011, 2010 and 2009

Millions of dollars, except shares data	2011	2010	2009
Common Stock - Shares Outstanding
Balance at beginning of year	131,388,472	130,708,124	130,359,554
Stock options exercised	244,923	166,718	169,270
Restricted stock	251,370	513,630	179,300
Balance at end of year	131,884,765	131,388,472	130,708,124
Common Stock - Par Value
Balance at beginning of year	$1.4	$1.4	$1.4
Balance at end of year	$1.4	$1.4	$1.4
Additional Paid-in Capital
Balance at beginning of year	$454.0	$444.4	$436.1
Stock options exercised	1.0	0.6	0.7
Restricted stock expense	4.0	2.6	1.5
Windfall tax benefit on stock options exercised	0.8	(0.2)	0.8
Performance shares	4.1	—	—
Stock option expense	6.9	6.6	5.3
Balance at end of year	$470.8	$454.0	$444.4
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$9.9	$61.8	$68.5
Foreign currency translation adjustments	(10.9)	(33.4)	9.0
Derivative instrument fair market adjustment, net of income taxes of $2.2, $(3.3) and $1.8	4.0	(6.1)	3.4
Employee pension and postretirement benefits, net of income taxes of $(9.7), $(6.7) and $(10.3)	(18.0)	(12.4)	(19.1)
Balance at end of year	$(15.0)	$9.9	$61.8
Retained Earnings
Balance at beginning of year	$134.7	$224.8	$904.4
Net earnings (loss)	(10.5)	(79.5)	(669.1)
Cash dividends	(10.6)	(10.6)	(10.5)
Balance at end of year	$113.6	$134.7	$224.8
Treasury Stock
Balance at beginning of year	$(88.1)	$(88.4)	$(88.9)
Stock options exercised	0.7	0.3	0.5
Balance at end of year	$(87.4)	$(88.1)	$(88.4)

Equity attributable to Manitowoc shareholders	$483.4	$511.9	$644.0

Noncontrolling Interest
Balance at beginning of year	$(3.4)	$(0.7)	$1.8
Comprehensive loss attributable to noncontrolling interest	(6.5)	(2.7)	(2.5)
Balance at end of year	$(9.9)	$(3.4)	$(0.7)
Total equity	$473.5	$508.5	$643.3

Comprehensive Income (Loss)
Net earnings (loss)	$(17.0)	$(82.2)	$(671.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(10.9)	(33.4)	9.0
Derivative instrument fair market adjustment, net of income taxes	4.0	(6.1)	3.4
Employee pension and postretirement benefits, net of income taxes	(18.0)	(12.4)	(19.1)
Total comprehensive income (loss)	(41.9)	(134.1)	(678.3)
Comprehensive loss attributable to noncontrolling interest	(6.5)	(2.7)	(2.5)
Comprehensive income (loss) attributable to Manitowoc	$(35.4)	$(131.4)	$(675.8)

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

Our Foodservice business is among the world’s leading designers and manufacturers of commercial foodservice equipment.  Our Foodservice capabilities span refrigeration, ice-making, cooking, food-preparation, and beverage-dispensing technologies, and allow us to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  Our Foodservice products are marketed under the Manitowoc, Garland, U.S. Range, Convotherm, Cleveland, Lincoln, Merrychef, Frymaster, Delfield, Kolpak, Kysor Panel, Jackson, Servend, Multiplex, and Manitowoc Beverage System brand names.

On December 15, 2010, the company reached a definitive agreement to divest of its non-core Kysor/Warren and Kysor/Warren de Mexico businesses to Lennox International for approximately $145 million.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  The results of these operations have been classified as discontinued operations.

In order to secure clearance for the acquisition of Enodis plc (“Enodis”) in October 2008 from various regulatory authorities including the European Commission and the United States Department of Justice, the company agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  In May 2009, the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.  The businesses sold were operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses were treated as standalone operations, in competition with the company.  The results of these operations have been classified as discontinued operations.

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

Revision of prior period financial statements

During the quarter ended December 31, 2011, the company identified a $28.5 million error related to its income taxes payable and goodwill accounts that originated during 2008, resulting in the overstatement of these accounts in its previously filed financial statements.  This $28.5 million error also overstated the goodwill impairment charge included in the company’s Consolidated Statement of Operations for the year ended December 31, 2009.  The impact of the error on the 2009 goodwill impairment charge is non-deductible for tax purposes.  In addition, the company had previously identified an error related to the understatement of the 2009 tax benefit by $6.6 million that had been corrected as an out-of-period adjustment in the third quarter of 2010.  The company does not believe these errors to be material to the company’s results of operations, financial position, or cash flows for any of the company’s previously filed annual or quarterly financial statements.  Accordingly, the Consolidated Statement of Operations for the years ended December 31, 2010 and 2009, and the Consolidated Balance Sheet as of December 31, 2010, included herein have been revised to correct these errors.  The company has also revised the prior period financial statements to correct immaterial errors related to overstated intercompany profit elimination and understated foreign exchange transaction gains.  The correction of the overstated intercompany profit elimination decreased cost of sales $0.7 million for the year ended December 31, 2010, increased costs of sales $0.2 million for the year ended December 31, 2009 and increased inventory $1.1 million at December 31, 2010.  The correction of the understated foreign exchange transaction gains increased other income $0.2 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively, and decreased accounts payable $0.4 million at December 31, 2010. In addition, the quarterly information for 2010 has been revised.  See Note 24, “Quarterly Financial Data (Unaudited)” for further discussion of the quarterly revisions. The impacts of these revisions are as follows:

	As of December 31, 2010
Consolidated Balance Sheets:	As Reported	As Revised
Accounts payable and accrued expenses	$776.1	$748.0
Total current liabilities	1,025.5	997.4
Total equity	$478.5	$508.5

	For the years ended December 31,
	2010		2009
Consolidated Statements of Operations:	As Reported	As Revised	As Reported	As Revised
Goodwill impairment	$—	$—	$548.8	$520.3
Total costs and expenses	—	—	4,132.2	4,103.9
Operating earnings (loss) from continuing operations	—	—	(512.4)	(484.1)
Earnings (loss) from continuing operations before taxes on earnings	—	—	(707.3)	(678.8)
Provision (benefit) for taxes on earnings	23.9	30.9	(58.9)	(65.5)
Loss from continuing operations	(68.5)	(74.6)	(648.4)	(613.3)
Net loss	(76.1)	(82.2)	(706.7)	(671.6)
Net loss attributable to Manitowoc	$(73.4)	$(79.5)	$(704.2)	$(669.1)

Basic and diluted earnings (loss) per share from continuing operations	$(0.50)	$(0.55)	$(4.96)	$(4.69)
Basic and diluted earnings (loss) per share	$(0.56)	$(0.61)	$(5.41)	$(5.14)

2. Summary of Significant Accounting Policies

Cash Equivalents, Restricted Cash and Marketable Securities All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.  Marketable securities at December 31, 2011 and 2010 are recorded at fair value and include securities which are considered “available for sale.”  The difference between fair market value and cost of these investments was not significant for either year.  Restricted cash represents cash in escrow funds related to the security for an indemnity agreement for our casualty insurance provider as well as funds held in escrow to support certain international cash pooling programs.

Inventories Inventories are valued at the lower of cost or market value.  Approximately 89% and 87% of the company’s inventories at December 31, 2011 and 2010, respectively, were valued using the first-in, first-out (FIFO) method.  The remaining inventories were valued using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $31.4 million and $31.0 million at December 31, 2011 and 2010, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

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

Property, plant and equipment are depreciated over the following estimated useful lives:

Years
Building and improvements	2 - 40
Machinery, equipment and tooling	2 - 20
Furniture and fixtures	3 - 15
Computer hardware and software	2 - 7

Property, plant and equipment also include cranes accounted for as operating leases.  Equipment accounted for as operating leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement whereby it has guaranteed more than insignificant residual value or made a buyback commitment.  Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life.  Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.  The amount of rental equipment included in property, plant and equipment amounted to $76.2 million and $58.9 million, net of accumulated depreciation, at December 31, 2011 and 2010, respectively.

Impairment of Long-Lived Assets The company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amount may not be recoverable.  The company conducts its long-lived asset impairment analyses in accordance with ASC Topic 360-10-5.  ASC Topic 360-10-5 requires the company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows.

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

Each year, in its second quarter, the company tests for impairment of goodwill according to a two-step approach.  In the first step, the company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.  See Note 9, “Goodwill and Other Intangible Assets” for further details on our impairment assessments.

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

During 2011, 2010 and 2009, minimal amounts were recognized in earnings due to ineffectiveness of certain commodity hedges.  The amount reported as derivative instrument fair market value adjustment in the AOCI account within the Consolidated Statements of Stockholders’ Equity represents the net gain (loss) on foreign exchange currency exchange contracts and commodity contracts designated as cash flow hedges, net of income taxes.

Cash Flow Hedges The company selectively hedges anticipated transactions that are subject to foreign exchange exposure, commodity price exposure, or variable interest rate exposure, primarily using foreign currency exchange contracts, commodity contracts, and interest rate swaps, respectively.  These instruments are designated as cash flow hedges in accordance with ASC Topic 815-10 and are recorded in the Consolidated Balance Sheets at fair value.  The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales and costs related to sales and interest expense, occur and affect earnings.  These contracts are highly effective in hedging the variability in future cash attributable to changes in currency exchange rates, commodity prices, or interest rates.

Fair Value Hedges The company periodically enters into interest rate swaps designated as a hedge of the fair value of a portion of its fixed rate debt.  These hedges effectively result in changing a portion of its fixed rate debt to variable interest rate debt.  Both the swaps and the debt are recorded in the Consolidated Balance Sheets at fair value.  The change in fair value of the swaps should exactly offset the change in fair value of the hedged debt, with no net impact to earnings.  Interest expense of the hedged debt is recorded at the variable rate in earnings.  See Note 12, “Debt” for further discussion of fair value hedges.

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

Stock-Based Compensation At December 31, 2011, the company has six stock-based compensation plans, which are described more fully in Note 16, “Stock Based Compensation.”  The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  The company recognized $4.0 million, $2.6 million and $1.5 million of compensation expense related to restricted stock during the years ended December 31, 2011, 2010 and 2009, respectively. In addition to the compensation expense related to restricted stock, the company recognized $6.9 million, $6.6 million and $5.3 million of compensation expense related to stock options during the years ended December 31, 2011, 2010 and 2009, respectively.  The company also recognized $4.1 million of compensation expense associated with performance shares in 2011.

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

Research and Development Research and development costs are charged to expense as incurred and amounted to $80.6 million, $72.2 million and $57.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

Earnings Per Share Basic earnings per share is computed by dividing net earnings attributable to Manitowoc by the weighted average number of common shares outstanding during each year or period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding is increased to include shares of restricted stock, performance shares and the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the year or period.

Comprehensive Income (Loss) Comprehensive income (loss) includes, in addition to net earnings, other items that are reported as direct adjustments to Manitowoc stockholders’ equity.  Currently, these items are foreign currency translation adjustments, employee postretirement benefit adjustments and the change in fair value of certain derivative instruments.

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

Recent accounting changes and pronouncements In September 2011, the FASB issued ASU 2011-09 which requires enhanced disclosures around an employer’s participation in multiemployer pension plans.  The standard is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan to help financial statement users better understand the financial health of the significant plans in which the employer participates.  This guidance is effective for the Company for its fiscal 2011 year-end reporting.  Its adoption did not significantly impact the Company’s consolidated financial statements.  The updated disclosures are included in Note 20, “Employee Benefit Plans.”

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the company’s annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU is not expected to significantly impact the company’s consolidated financial statements.

In June 2011 and December 2011, the FASB issued an update to ASC Topic No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

3. Acquisitions

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

4. Discontinued Operations

On December 15, 2010, the company announced that a definitive agreement had been reached to divest its Kysor/Warren and Kysor/Warren de Mexico (collectively “Kysor/Warren”) businesses, which manufacture frozen, medium temperature and heated display merchandisers, mechanical refrigeration systems and remote mechanical and electrical houses to Lennox International for approximately $145 million, including a preliminary working capital adjustment.  The transaction subsequently closed on January 14, 2011, resulting in a $34.6 million loss on sale, primarily consisting of $29.9 million of income tax expense, and the net proceeds were used to pay down outstanding debt.  On July 1, 2011, the company made a payment to Lennox International of $2.4 million as the final working capital adjustment under the sale agreement.  The results of these operations have been classified as discontinued operations.

The following selected financial data of the Kysor/Warren businesses for the years ended December 31, 2011, 2010 and 2009 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2011	2010	2009
Net sales	$6.5	$216.4	$162.8

Pretax earnings (loss) from discontinued operation	$(5.4)	$(4.6)	$1.1
Provision (benefit) for taxes on earnings	(2.2)	2.2	0.1
Net earnings (loss) from discontinued operation	$(3.2)	$(6.8)	$1.0

In order to secure clearance for the acquisition of Enodis in October 2008 from various regulatory authorities including the European Commission and the United States Department of Justice, the company agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  In May 2009, the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.  The businesses sold were operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that are operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses were treated as standalone operations, in competition with the company.  The results of these operations have been classified as a discontinued operation.

The company used the net proceeds from the sale of the Enodis global ice machine operations of approximately $150 million to reduce the balance on Term Loan X that matured in April of 2010.  The final sale price resulted in the company recording an additional $28.8 million non-cash impairment charge to reduce the value of the Enodis global ice machine operations in the first quarter of 2009.  As a result of the impairment charge and the loss from discontinued operations related to divested businesses of $4.9 million in 2009, the loss from discontinued operations related to the the Enodis global ice machine operations was $33.7 million.  In addition, the company realized an after tax loss of $25.2 million on the sale of the Enodis global ice machine operations in 2009.  The loss on sale was primarily driven by a taxable gain related to the assets held in the United States for U.S. tax purposes.

The following selected financial data of the Enodis ice and related businesses, primarily consisting of administrative costs, for the years ended December 31, 2011, 2010 and 2009 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2011	2010	2009
Net sales	$—	$—	$—

Pretax earnings (loss) from discontinued operation	$—	$(0.1)	$(36.5)
Provision (benefit) for taxes on earnings	—	0.1	(2.8)
Net earnings (loss) from discontinued operation	$—	$(0.2)	$(33.7)

In addition to the Enodis ice and related businesses, the company has classified various businesses disposed of prior to 2009 as discontinued in compliance with ASC Topic 360-10, “Property, Plant, and Equipment.”

The following selected financial data of various business disposed of prior to 2009, primarily consisting of administrative costs, for the years ended December 31, 2011, 2010, and 2009 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2011	2010	2009
Net sales	$—	$—	$—

Pretax earnings (loss) from discontinued operation	$(1.2)	$(0.9)	$(1.7)
Gain on sale, net of income taxes of $0, $0 and $0	—	—	1.0
Provision (benefit) for taxes on earnings	(0.5)	(0.3)	(0.3)
Net earnings (loss) from discontinued operation	$(0.7)	$(0.6)	$(0.4)

5. Fair Value of Financial Instruments

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.8	$—	$0.8
Forward commodity contracts	—	—	—	—
Marketable securities	2.7	—	—	2.7
Total Current assets at fair value	$2.7	$0.8	$—	$3.5

Non-current Assets:
Interest rate swap contracts	$—	$0.5	$—	$0.5
Interest rate cap contracts	—	0.3	—	0.3
Total Non-current assets at fair value	$—	$0.8	$—	$0.8

Current Liabilities:
Foreign currency exchange contracts	$—	$6.7	$—	$6.7
Forward commodity contracts	—	2.4	—	2.4
Total Current liabilities at fair value	$—	$9.1	$—	$9.1

Non-current Liabilities:
Interest rate swap contracts	$—	$9.5	$—	$9.5
Total Non-current liabilities at fair value	$—	$9.5	$—	$9.5

	Fair Value as of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.3	$—	$2.3
Forward commodity contracts	—	1.1	—	1.1
Marketable securities	2.7	—	—	2.7
Total Current assets at fair value	$2.7	$3.4	$—	$6.1

Current Liabilities:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Forward commodity contracts	—	0.3	—	0.3
Total Current liabilities at fair value	$—	$0.9	$—	$0.9

Non-current Liabilities:
Interest rate swap contracts	$—	$38.4	$—	$38.4
Total Non-current liabilities at fair value	$—	$38.4	$—	$38.4

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 12, "Accounts Receivable Securitization" for further discussion of deferred purchase price notes on receivables sold) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

The fair value of the company’s 2013 Notes was approximately $146.6 million and $152.4 million for the years ending December 31, 2011 and 2010, respectively.  The fair value of the company’s 2018 Notes was approximately $434.0 million and $438.8 million as of December 31, 2011 and 2010, respectively.  The fair value of the company’s 2020 Notes was approximately $634.9 million and $645.0 million as of December 31, 2011 and 2010, respectively.  The fair values of the company’s term loans under the New Senior Credit Facility are as follows as of December 31, 2011 and 2010, respectively:  Term Loan A — $318.6 million and $461.2 million and Term Loan B — $324.1 million and $342.0 million.  See Note 11, “Debt” for a description of the debt instruments and their related carrying values.

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

The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk.  Interest rate swap or cap instruments are entered into to help manage interest rate or fair value risk.  Forward contracts on various commodities are entered into to help manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing process.  The company also enters into various foreign currency derivative instruments to help manage foreign currency risk associated with the company’s projected purchases and sales and foreign currency denominated receivable and payable balances.

ASC Topic 815-10 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the company designates commodity swaps, currency forward contracts, caps, and float-to-fixed interest rate swaps as cash flow hedges of forecasted purchases of commodities and currencies, and variable rate interest payments.  Also in accordance with ASC Topic 815-10, the company designates fixed-to-float interest rate swaps as fair market value hedges of fixed rate debt, which synthetically swaps the company’s fixed rate debt to floating rate debt.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $4.5 million of unrealized and realized losses, net of tax, related to commodity price and currency rate hedging will be reclassified from Other Comprehensive Income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for twelve and eighteen months, respectively.

The risk management objective for the company’s fair market value interest rate hedges is to effectively change the amount of the underlying debt equal to the notional value of the hedges from a fixed to a floating interest rate based on the six-month U.S. LIBOR rate.  These swaps include an embedded call feature to match the terms of the call schedule embedded in the Senior Notes. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the debt due to changes in the U.S. Six Month LIBOR rate.

As of December 31, 2011, the company had the following outstanding interest rate, commodity and currency forward contracts that were entered into as hedge forecasted transactions:

Commodity	Units Hedged	Type
Aluminum	1,254 MT	Cash Flow
Copper	684 MT	Cash Flow
Natural Gas	346,902 MMBtu	Cash Flow
Steel	8,231 Short Tons	Cash Flow

Short Currency	Units Hedged	Type
Canadian Dollar	25,083,644	Cash Flow
European Euro	67,565,453	Cash Flow
South Korean Won	3,224,015,436	Cash Flow
Singapore Dollar	4,800,000	Cash Flow
United States Dollar	5,538,777	Cash Flow
Chinese Renminbi	111,177,800	Cash Flow

As of June 30, 2011, the company offset and de-designated all of its previous float-to-fixed interest rate swaps against Term Loans A and B due to the refinance of its original senior credit facility in May of 2011.  At December 31, 2011, the company did not have any float-to-fixed interest rate hedges booked against the New Senior Credit Facility.  In the third quarter of 2011, the Company entered into $450.0 million of 3.00% interest rate caps which effectively cap the company’s future interest rate exposure for the notional value of its variable term debt at a 1 Month LIBOR rate of 3.00% plus the applicable spread per the New Senior Credit Agreement.  The company paid various bank partners $0.7 million in option premium to purchase the 3.00% 1 Month LIBOR protection on Term Loans A and B.  The related derivative asset will be amortized to interest expense over the life of the cap protection.  The caps were designated as a hedge of the 1 Month LIBOR rate above 3.00% so any change in value of the derivative is booked to other comprehensive income.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility.

The company is also party to various fixed-to-float interest rate swaps designated as fair market value hedges of its 2018 and 2020 Notes.  The company monetized the derivative asset related to its fixed-to-float interest rate swaps due in 2018 and 2020 and received $21.5 million in the third quarter of 2011. As such, the company de-designated the original fixed-to-float interest rate swaps.  The gain is treated as an increase to the debt balances for each of the senior notes and will be amortized to reduce interest expense over the life of the original swap.  Subsequently, the company purchased and designated new fixed-to-float swaps as fair market value hedges of the company’s 9.50% Senior Notes due 2018 (2018 Swaps) and 8.50% Senior Notes due 2020 (2020 Swaps).  At December 31, 2011, $200.0 million and $300.0 million of the 2018 and 2020 Notes were swapped to floating rate interest, respectively.  Including the floating rate swaps, the 2018 and 2020 Senior Notes have an all-in interest rate of 8.88 percent and 7.66 percent, respectively.

For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Cost of Sales or Other income, net.

Short Currency	Units Hedged	Recognized Location	Purpose
Euro	33,150,213	Other income, net	Accounts payable and receivable settlement
United States Dollar	6,000,000	Other income, net	Accounts payable and receivable settlement
Australian Dollar	7,569,912	Other income, net	Accounts payable and receivable settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of December 31, 2011 was as follows:

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.6
Commodity contracts	Other current assets	0.0
Interest rate swap contracts: Fixed-to-float	Other non-current assets	0.5
Interest rate cap contracts	Other non-current assets	0.3
Total derivatives designated as hedging instruments		$1.4

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.1
Total derivatives NOT designated as hedging instruments		$0.1

Total asset derivatives		$1.5

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2011 was as follows:

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$5.2
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	0.0
Commodity contracts	Accounts payable and accrued expenses	2.5
Total derivatives designated as hedging instruments		$7.7

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$1.6
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	9.5
Total derivatives NOT designated as hedging instruments		$11.1

Total liability derivatives		$18.8

The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2011 and gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$(3.7)	Cost of sales	$2.5
Interest rate swap & cap contracts	1.3	Interest expense	(5.3)
Commodity contracts	(2.1)	Cost of sales	(0.3)
Total	$(4.5)		$(3.1)

Derivatives Relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	Cost of sales	$(0.1)
Total		$(0.1)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Other income	$(2.0)
Interest rate swap contracts	Other income	4.8
Total		$2.8

Derivatives Designated as Fair Market Value Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate swap contracts	Interest expense	$22.3
Total		$22.3

As of December 31, 2010, the company had the following outstanding interest rate, commodity and currency forward contracts that were entered into as hedge forecasted transactions:

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of December 31, 2010 was as follows:

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign Exchange Contracts	Other current assets	$1.8
Commodity Contracts	Other current assets	1.1
Total derivatives designated as hedging instruments		$2.9

	ASSET DERIVATIVES
	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign Exchange Contracts	Other current assets	$0.5
Total derivatives NOT designated as hedging instruments		$0.5

Total asset derivatives		$3.4

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2010 was as follows:

	LIABILITIES DERIVATIVES
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

The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2010 and gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$0.2	Cost of sales	$(4.0)
Interest rate swap contracts	(6.7)	Interest expense	(10.4)
Commodity contracts	(0.4)	Cost of sales	1.1
Total	$(6.9)		$(13.3)

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	Interest expense	$(21.8)
Total		$(21.8)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Other income	$0.5
Total		$0.5

7. Inventories

The components of inventories at December 31, 2011 and December 31, 2010 are summarized as follows:

(in millions)	2011	2010
Inventories — gross:
Raw materials	$249.7	$223.9
Work-in-process	168.1	119.8
Finished goods	357.6	326.4
Total inventories — gross	775.4	670.1
Excess and obsolete inventory reserve	(75.3)	(80.3)
Net inventories at FIFO cost	700.1	589.8
Excess of FIFO costs over LIFO value	(31.4)	(31.0)
Inventories — net	$668.7	$558.8

8. Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2011 and 2010 are summarized as follows:

(in millions)	2011	2010
Land	$50.4	$53.8
Building and improvements	337.6	348.1
Machinery, equipment and tooling	494.4	507.2
Furniture and fixtures	48.7	42.1
Computer hardware and software	82.6	84.1
Rental cranes	109.3	99.5
Construction in progress	79.4	66.2
Total cost	1,202.4	1,201.0
Less accumulated depreciation	(634.2)	(635.2)
Property, plant and equipment-net	$568.2	$565.8

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

9. Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2011 and 2010 were as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2010	$289.7	$1,406.5	$1,696.2
Acquisition of ASI	—	5.0	5.0
Deferred tax adjustment	—	5.8	5.8
Restructuring reserve adjustment	—	(2.7)	(2.7)
Foreign currency impact	(10.7)	(0.1)	(10.8)
Gross balance as of December 31, 2010	$279.0	$1,414.5	$1,693.5
Asset impairments	—	(520.3)	(520.3)
Net balance as of December 31, 2010	$279.0	$894.2	$1,173.2

Restructuring reserve adjustment	$—	$(3.0)	$(3.0)
Foreign currency impact	(5.1)	(0.3)	(5.4)
Gross balance as of December 31, 2011	$273.9	$1,411.2	$1,685.1
Asset impairments	—	(520.3)	(520.3)
Net balance as of December 31, 2011	$273.9	$890.9	$1,164.8

The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is not amortized; however, the company performs an annual impairment at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which are Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Greater Asia Pacific; Cranes China; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia.  In its impairment reviews, the company uses a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. For goodwill, the estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.  Effective January 1, 2011, the Company revised its internal reporting structure and, as a result, the Cranes Asia reporting unit was split into Cranes China and Cranes Greater Asia Pacific reporting units.

As of June 30, 2011 and June 30, 2010, the company performed its annual impairment analysis and noted no indicators of impairment.

The company believed the classification of its Kysor/Warren and Kysor/Warren de Mexico businesses as discontinued operations during the fourth quarter of 2010 represented a triggering event and therefore the company performed an impairment analysis on its Foodservice Americas reporting unit.  The analysis did not indicate an impairment.

During the first quarter of 2009, the company’s stock price continued to decline as global market conditions remained depressed, the credit markets did not improve and the performance of the company’s Crane and Foodservice segments was below the company’s expectations.  In connection with a reforecast of expected 2009 financial results completed in early April 2009, the company determined the foregoing circumstances to be indicators of potential impairment under the guidance of ASC Topic 350-10. Therefore, the company performed the required initial (“Step One”) impairment test for each of the company’s reporting units as of March 31, 2009.  The company re-performed its established method of present-valuing future cash flows, taking into account the company’s updated projections, to determine the fair value of the reporting units.  The determination of fair value of the reporting units requires the company to make significant estimates and assumptions. The fair value measurements (for both goodwill and indefinite-lived intangible assets) are considered Level 3 within the fair value hierarchy. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. The company evaluated the significant assumptions used to determine the fair value of each reporting unit, both individually and in the aggregate, and concluded they are reasonable.

The results of the analysis indicated that the fair values of three of the company’s eight reporting units, Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Retail (which was merged into Foodservice Americas in 2010) were potentially impaired: therefore, the company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third-party valuation firm.  Upon completion of that assessment, the company recognized impairment charges as of March 31, 2009, of $520.3 million related to goodwill.  The company also recognized impairment charges of $146.4 million related to other indefinite-lived intangible assets as of March 31, 2009.  Both charges were within the Foodservice segment.  The goodwill and other indefinite-lived intangible assets had a carrying value of $1,498.6 million and $331.3 million, respectively, prior to the impairment charges. These non-cash impairment charges have no direct impact on the company’s cash flows, liquidity, debt covenants, debt position or tangible asset values.  There is no tax benefit in relation to the goodwill impairment; however, the company did recognize a $52.0 million tax benefit associated with the other indefinite-lived intangible asset impairment.

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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill were as follows as of December 31, 2011 and December 31, 2010.

	December 31, 2011			December 31, 2010
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value

Trademarks and tradenames	$315.0	$—	$315.0	$317.0	$—	$317.0
Customer relationships	437.7	(73.8)	363.9	439.2	(51.8)	387.4
Patents	33.1	(23.3)	9.8	33.3	(20.9)	12.4
Engineering drawings	11.1	(7.3)	3.8	11.2	(6.7)	4.5
Distribution network	20.4	—	20.4	20.6	—	20.6
Other intangibles	182.7	(43.8)	138.9	183.9	(32.3)	151.6
	$1,000.0	$(148.2)	$851.8	$1,005.2	$(111.7)	$893.5

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $38.8 million, $38.3 million and $38.4 million, respectively.  Amortization expense related to intangible assets for each of the five succeeding years is estimated to be approximately $38 million per year.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2011 and 2010 are summarized as follows:

(in millions)	2011	2010
Trade accounts payable and interest payable	$482.2	$393.9
Employee related expenses	96.7	93.4
Restructuring expenses	21.9	32.5
Profit sharing and incentives	33.4	28.7
Accrued rebates	39.3	32.8
Deferred revenue - current	27.0	29.7
Derivative liabilities	18.8	1.0
Income taxes payable	—	5.5
Miscellaneous accrued expenses	150.5	130.5
	$869.8	$748.0

11. Debt

Outstanding debt at December 31, 2011 and 2010 is summarized as follows:

(in millions)	2011	2010
Revolving credit facility	$—	$24.2
Term loan A	332.5	459.7
Term loan B	332.0	338.1
Senior notes due 2013	150.0	150.0
Senior notes due 2018	407.7	392.9
Senior notes due 2020	613.5	585.3
Other	54.3	47.2
Total debt	1,890.0	1,997.4
Less current portion and short-term borrowings	(79.1)	(61.8)
Long-term debt	$1,810.9	$1,935.6

The company’s original senior credit facility, as amended to date became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The balance of Term Loan X was repaid in 2009.  On May 13, 2011, the company amended and extended the maturities of its senior credit facility and entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “New Senior Credit Facility”).

The New Senior Credit Facility includes three different loan facilities.  The first is a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.  Including interest rate caps at December 31, 2011, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.25% and 4.25%, respectively.  Excluding interest rate caps, Term Loan A and Term Loan B interest rates were 3.25% and 4.25% respectively, at December 31, 2011.

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

Fiscal Quarter Ending	Consolidated Senior Secured Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
December 31, 2011	3.875:1.00	1.625:1.00
March 31, 2012	3.75:1.00	1.75:1.00
June 30, 2012	3.50:1.00	1.875:1.00
September 30, 2012	3.50:1.00	2.00:1.00
December 31, 2012	3.50:1.00	2.00:1.00
March 31, 2013	3.50:1.00	2.25:1.00
June 30, 2013	3.25:1.00	2.25:1.00
September 30, 2013	3.25:1.00	2.50:1.00
December 31, 2013	3.25:1.00	2.50:1.00
March 31, 2014	3.25:1.00	2.75:1.00
June 30, 2014	3.25:1.00	2.75:1.00
September 30, 2014	3.25:1.00	2.75:1.00
December 31, 2014, and thereafter	3.00:1.00	3.00:1.00

The loss on debt extinguishment of $29.7 million during the year ended December 31, 2011 consisted of $16.1 million related to the write-off of deferred financing fees and $13.6 million related to the unwinding of related interest rate swaps.  The loss on debt extinguishment of $44.0 million and $9.2 million for the years ended December 31, 2010 and 2009, respectively, consisted entirely of the write-off of deferred financing fees.

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

The company has three series of Senior Notes outstanding, including the 2013, 2018, and 2020 Notes (collectively the “Notes”).  Each series of Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Notes may declare the principal and accrued interest on all of the Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Notes will become due and payable immediately.

On December 31, 2011, the company had outstanding $150.0 million of 7.125% Senior Notes due 2013 (the “2013 Notes”).  Interest on the 2013 Notes is payable semiannually in May and November each year. The 2013 Notes can be redeemed by the company in whole or in part for a premium on or after November 1, 2008. As of November 1, 2011, the Company is permitted to redeem the 2013 Notes in whole or in part with no prepayment premium.

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

On October 18, 2010, the company completed the sale of $600.0 million aggregate principal amount of its 8.50% Senior Notes due 2020 (the “2020 Notes”). The offering closed on October 18, 2010 and net proceeds of $583.7 million from this offering were used to pay down ratably the then outstanding balances of Term Loans A and B.  Interest on the 2020 Notes is being paid semi-annually on May 1 and November 1 of each year.  The company may not redeem the 2020 Notes at any time prior to November 1, 2015.

The following would be the premium paid by the company, expressed as percentages of the principal amount thereof, if it redeems the 2020 Notes during the 12-month period commencing on November 1 of the year set forth below:

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

The balance sheet values of the 2018 and 2020 Notes at December 31, 2011 and 2010 are not equal to the face value of the Notes due to the fact that the fair market value of the interest rate hedges on these Notes are included in the balance sheet value.

As of December 31, 2011, the company had outstanding $54.3 million of other indebtedness that has a weighted-average interest rate of approximately 6.8%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

(in millions)
2012	$79.1
2013	191.4
2014	41.1
2015	39.8
2016	197.9
Thereafter	1,340.7
Total	$1,890.0

See Note 6, “Derivative Financial Instruments” for a description of hedging instruments used related to managing interest rate risk.

As of December 31, 2011, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, the 2013 Notes, 2018 Notes, and 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of December 31, 2011 our Consolidated Senior Secured Leverage Ratio was 2.62:1, while the maximum ratio is 3.875:1 and our Consolidated Interest Coverage Ratio was 2.45:1, above the minimum ratio of 1.625:1.

12. Accounts Receivable Securitization

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

Under the Third Amended and Restated Receivables Purchase Agreement (and the related Purchase and Sale Agreements referenced therein), the Company’s domestic trade accounts receivable are sold to U.S. Seller which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (“Purchaser”), all of the U.S. Sellers’ right, title and interest in and to a pool of receivables to the Purchaser. Certain of the Company’s non-U.S. trade accounts receivable are sold to Cayman Seller which, in turn, will sell, convey, transfer and assign to Purchaser, all of Cayman Seller’s right, title and interest in and to a pool of receivables to the Purchaser.

The Purchaser receives ownership of the pool of receivables, in each instance. New receivables are purchased by U.S. Seller or Cayman Seller, as applicable, and resold to the Purchaser as cash collections reduce previously sold investments. The Manitowoc Company, Inc., Garland Commercial Ranges Limited, and Convotherm Elektrogeräte GmbH act as the servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they initially receive payments made by obligors on the receivables but are required to remit those payments to the Purchaser in accordance with the Third Amended and Restated Receivables Purchase Agreement. The Purchaser has no recourse for uncollectible receivables. The securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the New Senior Credit Facility. As of December 31, 2011, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Third Amended and Restated Receivables Purchase Agreement, as amended. Based on our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

On December 16, 2011, the company entered into Amendment No. 1 to the Third Amended and Restated Receivables Purchase Agreement among Manitowoc funding, LLC, as U.S. Seller, Manitowoc Cayman Islands Funding Ltd., as Cayman Seller, The Manitowoc Company, Inc. as a Servicer, Garland Commercial Ranges Limited, as a Servicer, Convotherm Elektrogeräte GmbH, as a Servicer, Hannover funding Company, LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent.  Amendment No. 1 contains non-material changes to the Third Amended and Restated Receivables Purchase Agreement.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded at December 31, 2011 and 2010 was $40.3 million and $38.0 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program has a maximum capacity of $125.0 million and includes certain of the company’s U.S., Canadian and German Foodservice and U.S. Crane segment businesses.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $121.1 million at December 31, 2011 and $123.0 million at December 31, 2010.

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

Prior to June 30, 2010 (the date of the Second Amended and Restated Receivables Purchase Agreement), the Purchaser received an ownership and security interest in the pool of receivables.  The Purchaser had no recourse against the company for uncollectible receivables; however the company’s retained interest in the receivable pool was subordinate to the Purchaser.  Prior to the adoption on January 1, 2010 of new guidance as codified in ASC 860, the receivables sold under this program qualified for de-recognition.  After adoption of this guidance on January 1, 2010, receivables sold under this program no longer qualified for de-recognition and, accordingly, cash proceeds on the balance of outstanding trade receivables sold were recorded as a securitization liability in the Consolidated Balance Sheet.  After the June 2010 amendment, the company entered into the Second Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”) whereby it sold certain of its domestic trade accounts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary which, in turn, sold, conveyed, transferred and assigned to a third-party financial institution (Purchaser), all of the Seller's right, title and interest in and to its pool of receivables to the Purchaser. The Purchaser receives ownership of the pool of receivables.  New receivables were purchased by the special purpose subsidiary and resold to the Purchaser as cash collections reduce previously sold investments. The company acted as the servicer of the receivables and as such administered, collected and otherwise enforced the receivables.  The company was compensated for doing so on terms that were generally consistent with what would be charged by an unrelated servicer.  As servicer, the company initially received payments made by obligors on the receivables but was required to remit those payments in accordance with the Receivables Purchase Agreement. The Purchaser has no recourse against the company for uncollectible receivables.

13. Income Taxes

Earnings from continuing operations are summarized below:

(in millions)	2011	2010	2009
Earnings (loss) from continuing operations before income taxes:
Domestic	$(21.3)	$(79.1)	$(652.0)
Foreign	58.7	35.4	(26.8)
Total	$37.4	$(43.7)	$(678.8)

The provision for taxes on earnings (loss) from continuing operations for the years ended December 31, 2011, 2010, and 2009 are as follows:

(in millions)	2011	2010	2009
Current:
Federal and state	$(19.7)	$(10.6)	$17.9
Foreign	17.2	14.2	8.1
Total current	$(2.5)	$3.6	$26.0
Deferred:
Federal and state	$14.0	$(9.6)	$(47.4)
Foreign	4.4	36.9	(44.1)
Total deferred	$18.4	$27.3	$(91.5)
Provision (benefit) for taxes on earnings	$15.9	$30.9	$(65.5)

The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2011, 2010, and 2009 as follows, which excludes the impact of discontinued operations which had an effective tax rate of negative 239.5% for 2011.

	2011	2010	2009
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision (benefit)	(12.6)	16.1	0.4
Non-deductible book intangible assets amortization and goodwill impairment	1.0	(0.9)	(27.0)
Federal tax credits	(5.3)	4.5	0.2
Taxes on foreign income which differ from the U.S. statutory rate	(21.9)	13.5	2.1
Adjustments for unrecognized tax benefits	8.9	9.9	4.0
Valuation allowances	30.7	(125.7)	(3.3)
U.S. tax return to provision reconciliation adjustments	(0.8)	2.5	0.4
Gain/loss on sale of subsidiaries	—	8.3	(0.7)
Other items	7.5	(33.8)	(1.5)
Effective tax rate	42.5%	(70.6)%	9.6%

The effective tax rate for the year ended December 31, 2011 was 42.5% as compared to negative 70.6% and 9.6% for the years ended December 31, 2010 and 2009, respectively.  As the company posted pre-tax losses in 2009 and 2010, a negative effective tax rate is an expense to the consolidated statement of operations, and a positive effective tax rate represents a benefit to the consolidated statement of operations.

The effective tax rate in 2009 was unfavorably impacted by the goodwill impairment of $520.3 million which is non-deductible for tax purposes. The effective tax rate in 2010 was unfavorably impacted by the full valuation allowance of $48.8 million on the net deferred tax asset in France. The 2009, 2010 and 2011 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.

In jurisdictions where the company operates its Crane business, management analyzes the ability to utilize the deferred tax assets arising from net operating losses on a seven year cycle, consistent with the Crane business cycles, as this provides the best information to evaluate the future profitability of the business units.

During 2009, the company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions including China, France, Slovakia, Spain, the UK and a portion of the Wisconsin net operating loss. The company recorded a full valuation allowance of $48.8 million on the net deferred tax asset in France during the fourth quarter of 2010 as the French operations moved into a seven year cumulative loss position in the fourth quarter and the company determined that the positive evidence supporting realization of the asset was outweighed by the more objectively verifiable negative evidence.  The company recorded a full valuation allowance of $2.4 million on the net deferred tax assets in Czech Republic and Italy during the fourth quarter of 2011 as the company determined that it was more likely than not that certain deferred tax assets in the Czech Republic and Italy would not be utilized.  As a result of Wisconsin legislation enacted in the second quarter of 2011, an income tax benefit of $5.5 million was recorded in the second quarter to release the previously recorded valuation allowances on net operating losses in the state.  The company continues to record valuation allowances on the deferred tax assets in China, France, Slovakia, Spain, and the UK, as it remains more likely than not that they will not be utilized.  The total valuation allowance adjustments of $11.5 million in 2011 have an unfavorable impact to income tax expense.

No items included in Other items are individually, or when appropriately aggregated, significant.

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations. A summary of the deferred income tax accounts at December 31 is as follows:

(in millions)	2011	2010
Current deferred assets (liabilities):
Inventories	$26.5	$30.2
Accounts receivable	0.3	5.6
Product warranty reserves	24.2	22.4
Product liability reserves	8.4	8.5
Deferred revenue, current portion	2.0	7.3
Deferred employee benefits	33.7	27.4
Other reserves and allowances	28.2	35.2
Less valuation allowance	(10.3)	(9.6)
Net future income tax benefit, current	$113.0	$127.0

Non-current deferred assets (liabilities):
Property, plant and equipment	$(33.9)	$(36.6)
Intangible assets	(281.9)	(291.4)
Deferred employee benefits	41.8	39.7
Product warranty reserves	1.8	3.3
Tax credits	13.8	17.3
Loss carryforwards	180.6	155.8
Deferred revenue	6.2	3.9
Other	(14.1)	16.5
Total non-current deferred asset (liability)	(85.7)	(91.5)
Less valuation allowance	(119.0)	(115.5)
Net future tax benefits, non-current	$(204.7)	$(207.0)

The company has not provided for additional U.S. income taxes on approximately $578.3 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits or when earnings qualify as previously taxed income. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

As of December 31, 2011, the company has approximately $5.4 million of federal net operating loss carryforwards, which expire in 2020.  Additionally, the company has approximately $531.8 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire beginning in 2013 through 2031.  The company also has approximately $527.8 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities.  These foreign loss carryforwards generally have no expiration under current foreign law with the exceptions of China, the Czech Republic, Italy, Slovakia, and Spain, where attributes expire at various times.  The valuation allowance represents a reserve for certain loss carryforwards and other net deferred tax assets for which realization is not “more likely than not.”

The company has recognized a deferred tax asset of $17.4 million for net operating loss carryforwards generated in the state of Wisconsin.  These carryforwards expire at various times through 2031.  During the quarter ended December 31, 2011, the company updated the net operating loss carryforward to reflect the 2010 return that was filed during the quarter and refined its multi year Wisconsin taxable income projections and apportionment calculations. As a result of this analysis, the company determined that no valuation allowance was necessary on the Wisconsin deferred tax asset for net operating losses.

The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. Federal	2006 — 2011
Wisconsin	2006 — 2011
China	2008 — 2011
France	2009 — 2011
Germany	2001 — 2011

During the fourth quarter of 2008, the Internal Revenue Service (IRS) began examinations of the Enodis federal consolidated income tax returns for the 2006 through 2008 tax years.  During the fourth quarter of 2010 the IRS notified the company of an examination of the company’s 2008 and 2009 tax years, which commenced in early 2011.  During the first quarter of 2010, the Wisconsin Department of Revenue commenced an income tax audit for the 2006 through 2008 tax years.  In the third quarter of 2007, the German tax authorities began an examination of the company’s income and trade tax returns for 2001 through 2005 tax years.  During the fourth quarter of 2011 the German tax authorities notified the company of an examination of the company’s 2006 through 2009 tax years; the audit will commence in early 2012. The company is monitoring all examination activity and pertinent case law that could warrant a recognition or remeasurement of an uncertain tax position. A change in recognition or remeasurement could result in the recognition of a tax benefit or an increase in the tax accrual.

During the years ended December 31, 2011, 2010, and 2009, the company recorded a change to gross unrecognized tax benefits including interest and penalties of $11.6 million, $6.0 million, and $(34.2) million, respectively.

During the years ended December 31, 2011, 2010, and 2009, the company recognized in the consolidated statements of operations $0.5 million, $3.0 million, and $(10.3) million, respectively, for interest and penalties related to uncertain tax liabilities, which the company recognizes as a part of income tax expense.  As of December 31, 2011 and 2010, the company has accrued interest and penalties of $23.5 million and $23.0 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010, and 2009 is as follows:

(in millions)	2011	2010	2009
Balance at beginning of year	$45.2	$42.3	$66.2
Additions based on tax positions related to the current year	1.7	4.5	9.4
Additions for tax positions of prior years	17.1	8.2	3.1
Reductions for tax positions of prior years	(1.7)	(8.1)	(15.8)
Reductions based on settlements with taxing authorities	(5.4)	—	(7.0)
Reductions for lapse of statute	(0.6)	(1.7)	(13.6)
Balance at end of year	$56.3	$45.2	$42.3

Substantially all of the company’s unrecognized tax benefits as of December 31, 2011, 2010, and 2009, if recognized, would affect the effective tax rate.

It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the company’s consolidated results of operations, financial positions, or cash flows.

14. Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	2011	2010	2009
Basic weighted average common shares outstanding	130,481,436	130,581,040	130,268,670
Effect of dilutive securities - stock options and restricted stock	2,895,673	—	—
Diluted weighted average common shares outstanding	133,377,109	130,581,040	130,268,670

For the years ended December 31, 2010 and 2009, the total number of potential dilutive options was 1.9 million and 0.5 million, respectively.  However, these options were not included in the computation of diluted net loss per common share for either year since to do so would decrease the loss per share.  For the years ended December 31, 2011, 2010, and 2009, 2.8 million, 1.9 million, and 3.4 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

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

The amount and timing of the annual dividend are determined by the Board of Directors at its regular meetings each year subject to limitations within the company’s New Senior Credit Facility.  On October 26, 2009, the Board of Directors unanimously adopted a resolution switching the company’s quarterly common stock cash dividend to an annual common stock cash dividend.  Beginning in October 2010, and in its regular fall meetings each year thereafter, the Board of Directors determined the amount, if any, and timing of the annual dividend for that year.  In each of the years ended December 31, 2011 and December 31, 2010, the company paid an annual dividend of $0.08 per share in the fourth quarter.  In the year ended December 31, 2009, the company paid a quarterly dividend of $0.02 per share in each quarter for a cumulative dividend of $0.08 per share.

Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of December 31, 2011, the company had purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2011, 2010, or 2009.

The components of accumulated other comprehensive income as of December 31, 2011 and 2010 are as follows:

(in millions)	2011	2010
Foreign currency translation	$51.8	$62.7
Derivative instrument fair market value, net of income taxes of $(2.4) and $(4.6)	(4.6)	(8.6)
Employee pension and postretirement benefit adjustments, net of income taxes of $(32.4) and $(23.8)	(62.2)	(44.2)
	$(15.0)	$9.9

16. Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period.  Total stock-based compensation expense before tax was $15.0 million, $9.2 million and $6.8 million during 2011, 2010, and 2009, respectively.  The company recognized $6.9 million, $6.6 million and $5.3 million of compensation expense associated with stock options which amounted to $4.3 million, $4.1 million and $3.3 million after taxes during 2011, 2010, and 2009, respectively.  The company recognized $4.0 million ($2.5 million after taxes), $2.6 million ($1.6 million after taxes), and $1.5 million ($0.9 million after taxes) of compensation expense associated with restricted stock options for the years ended December 31, 2011, 2010, and 2009, respectively.  The company recognized $4.1 million of compensation expense associated with performance shares which amounted to $2.6 million after taxes during 2011.  The company granted options to acquire 1.0 million, 1.4 million and 2.1 million shares of common stock during 2011, 2010, and 2009, respectively.  The company also granted restricted stock of 0.3 million, 0.5 million and 0.2 million during 2011, 2010, and 2009, respectively.  For the first time, the company granted performance shares of 0.4 million in 2011.

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

Additionally, in 2011 the company granted performance shares to employees in lieu of restricted shares.  Performance shares granted under the plan are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year.  The performance shares granted in 2011 are earned based on the extent to which performance goals are met by the company over a two-year period from January 1, 2011 to December 31, 2012.  The performance goals for the performance shares granted in 2011 are based fifty percent (50%) on EVA® performance and fifty percent (50%) on debt reduction over the two-year period.  Seventy-five percent (75%) of the shares earned by an employee will be paid out after the end of the two-year period and the remaining twenty-five percent (25%) of the shares earned are subject to the further requirement that the employee be continuously employed by the company during the entire 2013 calendar year.  If that critera is met, then the twenty-five percent (25%) will be paid out to the employee after the end of the 2013 calendar year.  Depending on the foregoing factors, the number of shares awarded could range from zero to 0.9 million.  These shares vest 75% on the second anniversary of the grant date and 25% on the third anniversary of the grant date subject to the achievement of the performance criteria and service requirements.

The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.

The Manitowoc Company, Inc. 1995 Stock Plan provides for the granting of stock options, restricted stock and limited stock appreciation rights as an incentive to certain employees.  Under this plan, stock options to acquire up to 10.1 million shares of common stock, in the aggregate, may be granted under the time-vesting formula at an exercise price equal to the market price of the common stock at the date of grant.  The options become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  The restrictions on any restricted shares granted under the plan lapse in one-third increments on each anniversary of the grant date.  Awards are no longer granted under this plan; however, awards remain outstanding until options are exercised or expire.  Awards surrendered under this plan may become available for granting under the 2003 Incentive Stock and Awards Plan.

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan (2003 Stock Plan) provides for both short-term and long-term incentive awards for employees.  Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, and performance share or performance unit awards.  The total number of shares of the company’s common stock originally available for awards under the 2003 Stock Plan was 12.0 million shares (adjusted for all stock splits since the plan’s inception) and is subject to further adjustments for stock splits, stock dividends and certain other transactions or events in the future.  Options under this plan are exercisable at such times and subject to such conditions as the compensation committee should determine.  Options granted under the plan prior to 2011 become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  Restrictions on restricted stock awarded under this plan lapse 100% on the third anniversary of the grant date.  Option grants to employees in 2011 become exercisable in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire 10 years subsequent to the grant date.  Performance shares granted under the plan are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year.  An explanation of the performance goals and the applicable performance period for the 2011 awards is set forth above.  There have been no awards of stock appreciation rights or performance units.

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

With the acquisition of Grove, the company inherited the Grove Investors, Inc. 2001 Stock Incentive Plan.  Outstanding Grove stock options under the Grove Investors, Inc. 2001 Stock Incentive Plan were converted into options to acquire the company’s common stock at the date of acquisition.  Under this plan, after the conversion of Grove stock options to Manitowoc stock options, stock options to acquire 0.1 million shares (adjusted for all stock splits since the plan’s inception and is subject to further adjustments for stock splits, stock dividends and certain other transactions or events in the future) of common stock of the company were outstanding.  Any remaining outstanding options under this plan expired on September 25, 2011.  No additional options may be granted under the Grove Investors, Inc. 2001 Stock Incentive Plan.

A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price):

		Weighted	Aggregate
		Average	Intrisic
	Shares	Exercise Price	Value
Options outstanding as of January 1, 2010	6.0	$13.67
Granted	1.4	11.35
Exercised	(0.2)	7.11
Cancelled	(0.1)	14.20
Options outstanding as of December 31, 2010	7.1	$13.29
Granted	1.0	19.78
Exercised	(0.2)	6.94
Cancelled	(0.4)	10.75
Options outstanding as of December 31, 2011	7.5	$14.44	$10.0
Options exercisable as of:
January 1, 2010	2.7	$14.36
December 31, 2010	3.1	$15.93
December 31, 2011	3.6	$16.27	$3.8

The outstanding stock options at December 31, 2011 have a range of exercise prices of $4.23 to $47.84 per option.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2011 (in millions, except weighted average remaining contractual life and weighted average exercise price):

		Weighted
		Average
		Remaining	Weighted		Weighted
	Outstanding	Contractual	Average	Exercisable	Average
Range of Exercise Price	Options	Life (Years)	Exercise Price	Options	Exercise Price
$4.23 - $6.00	1.9	6.8	$4.43	0.5	$4.48
$6.01 - $7.00	0.4	0.8	6.31	0.4	6.31
$7.01 - $9.00	0.3	1.7	7.86	0.3	7.86
$9.01 - $10.20	0.5	3.3	10.14	0.5	10.14
$10.21 - $18.00	1.6	7.3	11.20	0.3	10.51
$18.01 - $25.00	1.3	7.8	19.53	0.4	18.88
$25.01 - $27.50	0.5	4.3	26.11	0.5	26.11
$27.51 - $29.52	0.6	5.2	29.50	0.5	29.51
$35.97 - $47.84	0.4	6.0	38.95	0.2	38.92
	7.5	6.0	$14.40	3.6	$16.30

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

As of December 31, 2011, the company has $10.3 million of unrecognized compensation expense before tax related to stock options which will be recognized over the next five years.

As of December 31, 2011, the company has $6.1 million of unrecognized compensation expense before tax related to restricted stock which will be recognized over the next three years.

The weighted average fair value of options granted per share during the years ended December 31, 2011, 2010, and 2009 was $9.66, $5.19, and $1.89 respectively.  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2011	2010	2009
Expected Life (years)	6.0	6.0	6.0
Risk-free Interest rate	2.8%	2.9%	2.2%
Expected volatility	52.0%	50.0%	43.0%
Expected dividend yield	0.7%	1.1%	0.3%

For the years ended December 31, 2011, 2010, and 2009 the total intrinsic value of stock options exercised was $2.8 million, $0.6 million, and $0.5 million, respectively.

17. Contingencies and Significant Estimates

As of December 31, 2011, the company held reserves for environmental matters related to Enodis locations of approximately $1.1 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in aggregate.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of December 31, 2011, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last ten years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2011, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheets at December 31, 2011 and 2010 were $26.8 million and $27.8 million, respectively; $6.0 million and $7.8 million, respectively, was reserved specifically for actual cases and $20.8 million and $20.0 million, respectively, for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2011 and December 31, 2010, the company had reserved $104.4 million and $99.9 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.

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

In conjunction with the Enodis acquisition, the company assumed the responsibility to address outstanding and future legal actions.  At the time of acquisition, the only significant unresolved claimed legal matter involved a former subsidiary of Enodis, Consolidated Industries Corporation (Consolidated).  Enodis sold Consolidated to an unrelated party in 1998. Shortly after the sale, Consolidated commenced bankruptcy proceedings.  In February of 2009, a settlement agreement was reached in the Consolidated matter and the company agreed to a settlement amount of $69.5 million plus interest from February 1, 2009 when the settlement agreement was approved by the Bankruptcy Court.  A reserve for this matter was accrued for in purchase accounting upon the acquisition of Enodis.  In March of 2009, the company made an initial payment $56.0 million.  In addition, both parties mutually agreed to the remaining balance, along with interest, of approximately $14.0 million of which was paid in April 2009.

The company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution of all matters is not expected to have a material adverse effect on the company’s financial condition, results of operations, or cash flows

18. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at December 31, 2011 and December 31, 2010, was $61.2 million and $57.6 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2011 and December 31, 2010, was $89.5 million and $79.2 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2015.

During the years ended December 31, 2011 and 2010, the company sold $11.9 million and $0.6 million, respectively, of its long term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2011 and 2010 customers have paid $2.7 million and $4.6 million, respectively, of the notes to the third party financing companies.  As of December 31, 2011 and 2010, the outstanding balance of the notes receivables guaranteed by the company was $14.1 million and $4.8 million, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the years ended December 31, 2011 and 2010.

(in millions)	2011	2010
Balance at beginning of period	$99.9	$113.1
Accruals for warranties issued during the period	66.8	50.5
Settlements made (in cash or in kind) during the period	(62.3)	(60.9)
Currency translation	—	(2.8)
Balance at end of period	$104.4	$99.9

19. Restructuring

In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs. The restructuring plan was primarily to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted the company’s tower crane product sales. As a result of the continued worldwide decline in crane sales during the year ended December 31, 2009, the company recorded an additional $29.0 million in restructuring charges to further reduce the Crane segment cost structure in all regions. The restructuring plans will reduce the Crane segment workforce by approximately 40% of 2008 year-end levels. Due to continued weakness in the Crane segment during 2010, additional reserves of $6.2 million were recorded primarily related to our French operations. These charges were partially offset by $3.7 million of reductions to the reserve based on updated estimates as production outlooks improved in other locations in Europe. As of December 31, 2011, $51.4 million of benefit payments had been made with respect to the workforce reductions pursuant to these plans.

The following is a rollforward of all restructuring activities relating to the Crane segment for the twelve-month period ended December 31, 2011 (in millions):

Restructuring Reserve Balance as of December 31, 2010	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of December 31, 2011
$9.5	$3.1	$(8.3)	$—	$4.3

In conjunction with the acquisition of Enodis in October 2008, certain restructuring activities were undertaken to recognize cost synergies and rationalize the new cost structure of the Foodservice segment. The company recorded additional amounts in 2009 of $7.8 million, $5.5 million, and $14.2 million related to employee termination benefits, facility closure costs, and other, respectively, in conjuction with the finalization of the restructuring plans. These plans are expected to conclude in 2012.

During the first and fourth quarter of 2011, the company determined that certain restructuring actions originally contemplated in conjunction with the acquisition of Enodis in October 2008 were no longer necessary.  Accordingly, the company adjusted the excess reserves of $5.1 million to goodwill.

The following is a rollforward of all restructuring activities relating to the Foodservice segment for the twelve-month period ended December 31, 2011 (in millions):

Restructuring Reserve Balance as of December 31, 2010	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of December 31, 2011
$25.5	$2.2	$(3.8)	$(6.3)	$17.6

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

The company’s executives are not eligible to participate in the Manitowoc Retirement Savings Plan.  Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $4.2 million, $0.3 million and $13.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Plan participants are able to direct deferrals and company matching contributions into two separate investment programs, Program A and Program B.

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

Program A is accounted for as a plan which does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $2.2 million at December 31, 2011 and $2.1 million at December 31, 2010.  These amounts are offset in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Program B is accounted for as a plan which permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, included in other non-current assets, and obligation, included in other non-current liabilities, were both $12.0 million at December 31, 2011 and $12.0 million at December 31, 2010.  There was no net impact on the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

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

The components of period benefit costs for the years ended December 31, 2011, 2010 and 2009 are as follows:

	US Pension Plans			Non-US Pension Plans			Postretirement Health and Other
(in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009

Service cost - benefits earned during the year	$—	$0.6	$0.6	$1.8	$1.9	$1.8	$0.8	$0.8	$0.8
Interest cost of projected benefit obligation	10.4	10.3	10.4	11.0	11.2	11.6	3.4	3.6	3.6
Expected return on assets	(9.5)	(9.3)	(9.4)	(9.3)	(9.5)	(10.4)	—	—	—
Amortization of prior service cost	—	—	—	0.1	—	—	—	—	—
Amortization of actuarial net (gain) loss	1.6	0.2	0.3	0.4	0.2	—	0.3	0.3	0.1
Curtailment gain recognized	—	—	—	—	(0.2)	(1.0)	—	—	—
Settlement gain recognized	—	—	—	—	0.2	0.5	—	—	—
Special termination benefit	—	—	—	—	—	—	—	—	—
Net periodic benefit cost	$2.5	$1.8	$1.9	$4.0	$3.8	$2.5	$4.5	$4.7	$4.5
Weighted average assumptions:
Discount rate	5.4%	6.0%	6.2%	5.3%	5.6%	6.3%	5.4%	6.0%	6.2%
Expected return on plan assets	6.0%	6.1%	5.8%	5.4%	5.5%	6.1%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	4.2%	4.4%	4.2%	3.0%	3.0%	4.0%

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

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2011 and 2010.

	US Pension Plans		Non-US Pension Plans		Postretirement Health and Other
(in millions)	2011	2010	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning of year	$197.3	$175.6	$200.1	$209.3	$63.9	$63.0
Service cost	—	0.6	1.8	1.9	0.8	0.8
Interest cost	10.4	10.3	11.0	11.2	3.4	3.6
Participant contributions	—	—	0.1	0.1	2.4	2.4
Medicare subsidies received	—	—	—	—	0.7	—
Plan curtailments	—	—	—	(0.5)	—	—
Plan settlements	—	—	—	—	—	—
Plan amendments	—	—	—	1.4	—	—
Net transfer in/(out)	—	—	(0.3)	(0.3)	—	—
Actuarial loss (gain)	29.7	20.1	17.9	(1.0)	1.1	2.1
Currency translation adjustment	—	—	1.4	(8.3)	(0.1)	0.1
Benefits paid	(11.3)	(9.3)	(11.0)	(13.7)	(8.3)	(8.1)
Benefit obligation, end of year	$226.1	$197.3	$221.0	$200.1	$63.9	$63.9
Change in Plan Assets
Fair value of plan assets, beginning of year	$163.2	$156.2	$170.9	$183.0	$—	$—
Actual return on plan assets	20.6	14.5	16.6	4.7	—	—
Employer contributions	2.0	1.8	3.8	3.2	5.2	5.7
Participant contributions	—	—	0.1	0.1	2.4	2.4
Medicare subsidies received	—	—	—	—	0.7	—
Plan settlements	—	—	—	—	—	—
Currency translation adjustment	—	—	2.0	(13.7)	—	—
Net transfer in/(out)	—	—	(0.4)	—	—	—
Benefits paid	(11.3)	(9.3)	(11.0)	(6.4)	(8.3)	(8.1)
Fair value of plan assets, end of year	174.5	163.2	182.0	170.9	—	—
Funded status	$(51.6)	$(34.1)	$(39.0)	$(29.2)	$(63.9)	$(63.9)
Amounts recognized in the Consolidated Balance sheet at December 31
Pension asset	$—	$—	$2.0	$3.6	$—	$—
Pension obligation	(51.6)	(34.1)	(41.0)	(32.8)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(63.9)	(63.9)
Net amount recognized	$(51.6)	$(34.1)	$(39.0)	$(29.2)	$(63.9)	$(63.9)
Weighted-Average Assumptions
Discount rate	4.60%	5.40%	4.65%	5.33%	4.58%	5.38%
Expected return on plan assets	6.00%	6.10%	5.36%	5.50%	N/A	N/A

Amounts recognized in accumulated other comprehensive income as of December 31, 2011 and 2010, consist of the following:

	Pensions		Postretirement Health and Other
(in millions)	2011	2010	2011	2010
Net actuarial gain (loss)	$(85.3)	$(58.1)	$(10.4)	$(9.7)
Prior service credit	(1.1)	(1.2)	—	—
Total amount recognized	$(86.4)	$(59.3)	$(10.4)	$(9.7)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $3.9 million for the pension and $0.5 million for the postretirement health and other plans.

For measurement purposes, a 8.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010.  The rate was assumed to decrease gradually to 5.0% for 2019 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The following table summarizes the sensitivity of our December 31, 2011 retirement obligations and 2012 retirement benefit costs of our plans to changes in the key assumptions used to determine those results:

Change in assumption:	Estimated increase (decrease) in 2012 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2011	Estimated increase (decrease) in Other Postretirement Benefit costs	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2011
0.50% increase in discount rate	$(1.5)	$(27.5)	$(0.2)	$(2.8)
0.50% decrease in discount rate	1.6	30.6	0.2	3.0
0.50% increase in long-term return on assets	(1.7)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	1.7	N/A	N/A	N/A
1% increase in medical trend rates	N/A	N/A	0.9	5.5
1% decrease in medical trend rates	N/A	N/A	(0.7)	(4.8)

It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the U.S. pension plans at December 31, 2011 and 2010, by asset category are as follows:

	2011	2010
Equity	18.7%	15.4%
Fixed income	80.8	84.1
Other	0.5	0.5
	100.0%	100.0%

The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2011 and 2010, by asset category are as follows:

	2011	2010
Equity	17.2%	15.3%
Fixed income	25.7	25.1
Other	57.1	59.6
	100.0%	100.0%

The Board of Directors has established the Retirement Plan Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts.  The Committee is committed to diversification to reduce the risk of large losses.  On a quarterly basis, the Committee reviews progress toward achieving the pension plans’ and individual managers’ performance objectives.

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

The actual allocations for the pension assets at December 31, 2011 and 2010, and target allocations by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity Securities	20%	0 - 20%	19%	17%
Debt Securities	80%	0 - 100%	81%	26%
Other	0%	0 - 100%	0%	57%

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

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2011 and 2010.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2011
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$2.3	$—	$—	$2.3
Insurance group annuity contracts	—	—	102.4	102.4
Common/collective trust funds — Government debt	—	8.7	—	8.7
Common/collective trust funds — Corporate and other non-government debt	—	46.3	—	46.3
Common/collective trust funds — Government, corporate and other non-government debt	—	92.8	—	92.8
Common/collective trust funds — Corporate equity	—	64.0	—	64.0
Common/collective trust funds — Customized strategy	—	40.0	—	40.0
Other	—	—	—	—
Total	$2.3	$251.8	$102.4	$356.5

	December 31, 2010
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$1.5	$—	$—	$1.5
Insurance group annuity contracts	—	—	101.2	101.2
Common/collective trust funds — Government debt	—	19.9	—	19.9
Common/collective trust funds — Corporate and other non-government debt	—	40.6	—	40.6
Common/collective trust funds — Government, corporate and other non-government debt	—	65.5	—	65.5
Common/collective trust funds — Corporate equity	—	51.2	—	51.2
Common/collective trust funds — Customized strategy	—	31.3	—	31.3
Other	—	22.9	—	22.9
Total	$1.5	$231.4	$101.2	$334.1

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

A reconciliation of the fair values measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts
	Year Ended December 31,
(in millions)	2011	2010
Beginning Balance	$101.2	$16.0
Purchase of annuity	—	97.8
Actual return on assets	12.6	(6.6)
Benefit payments	(7.7)	(6.0)
Sale of annuity	(3.7)	—
Ending Balance	$102.4	$101.2

As of December 31, 2010, all of the remaining United States defined benefit plans were merged into a single plan: the Manitowoc U.S. Pension Plan. All merged plans had benefit accruals frozen prior to merger of plan.

The expected 2012 contributions for the U.S. pension plans are as follows: the minimum contribution for 2012 is $1.1 million; the discretionary contribution is $0 million; and the non-cash contribution is $0.  The expected 2012 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2012 is $4.8 million; the discretionary contribution is $0; and the non-cash contribution is $0.  Expected company paid claims for the postretirement health and life insurance plans are $4.5 million for 2011.  Projected benefit payments from the plans as of December 31, 2011 are estimated as follows:

(in millions)	U.S Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other
2012	$11.4	$10.6	$5.0
2013	11.7	11.0	5.1
2014	12.1	11.4	5.3
2015	12.5	12.4	5.5
2016	13.0	13.1	5.8
2017 — 2021	70.7	76.9	28.7

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2011 and 2010 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
(in millions)	2011	2010	2011	2010
Projected benefit obligation	$226.1	$197.3	$179.6	$164.4
Accumulated benefit obligation	226.1	197.3	176.6	162.1
Fair value of plan assets	174.5	163.2	138.7	131.6

The accumulated benefit obligation for all U.S. pension plans as of December 31, 2011 and 2010 was $226.1 million and $197.3  million, respectively.  The accumulated benefit obligation for all non-U.S. pension plans as of December 31, 2011 and 2010 was $216.0 million and $196.5 million, respectively.

The measurement date for all plans is December 31, 2011.

The company also maintains a target benefit plan for certain executive officers of the company.  Expenses related to the plan in the amount of $3.0 million, $0.9 million and $1.3 million were recorded in 2011, 2010, and 2009, respectively.  Amounts accrued as of December 31, 2011 and 2010 related to this plan were $21.4 million and $19.6 million, respectively.

On September 21, 2011, the FASB issued ASU 2011-09. This update substantially revised the disclosure regarding participation in multiemployer pension plans that an employer is required to include in its financial statements, as codified in ASC 715-80-50.

The company, through its Lincoln Foodservice operation, contributes to a multiemployer defined benefit pension plan under a collective bargaining agreement that covers certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

a)   Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b)   If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c)   If Manitowoc ceases to have an obligation to contribute to the multiemployer plan in which it had been a contributing employer, it may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of Manitowoc’s participation in the plan prior to the cessation of its obligation to contribute. The amount that an employer that has ceased to have an obligation to contribute to a multiemployer plan is required to pay to the plan is referred to as a withdrawal liability.

Manitowoc’s participation in a multiemployer plan for the annual period ended December 31, 2011 is outlined in the table below. The company does not own more than five percent of the plan as of December 31, 2011. The “EIN / Pension Plan Number” column provides the Employee Identification Number and the three-digit plan number assigned to the plan by the Internal Revenue Service.

The most recent Pension Protection Act Zone Status available for 2010 and 2011 is for the plan years that ended in 2010 and 2011, respectively. The zone status is based in information provided to Manitowoc and other participating employers by the plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Tax Code and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Tax Code, and is generally less than 80%  funded. A plan in the “green” zone has been determined to be in neither “critical status” nor “endangered status”, and is generally at least 80% funded.

The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2011.

The “Surcharge Imposed” column indicates whether Manitowoc’s contribution rate for 2011 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

The last column lists the expiration dates of the collective bargaining agreements Manitowoc contributes to the plans.

		Pension Protection Act Zone Status		FIP / RP Status	Contributions by Manitowoc				Expiration Dates of Collective
Pension Fund	EIN / Pension Plan Number	2010	2011	Pending / Implemented	2011	2010	2009	Surcharge Imposed	Bargaining Agreements
Sheet Metal Workers’ National Pension Fund	52-6112463 / 001	Red	Red	Implemented	801,121	812,954	1,046,889	No	5/1/2012
				Total Contributions	801,121	812,954	1,046,889

Estimated contributions to the multiemployer plan in 2012 is $0.8 million.

21. Leases

The company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $43.1 million, $39.9 million and $42.7 million in 2011, 2010 and 2009, respectively.  Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2011, are payable as follows:

(in millions)
2012	$41.5
2013	35.4
2014	28.5
2015	22.3
2016	19.0
Thereafter	23.3
Total	$170.0

22. Business Segments

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, goodwill impairment, intangible asset impairment, restructuring expense, integration expense and other expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2011, 2010 and 2009 is as follows.  Restructuring costs separately identified in the Consolidated Statements of Operations are included as reductions to the respective segments operating earnings for each year below.

(in millions)	2011	2010	2009
Net sales from continuing operations:
Crane	$2,164.6	$1,748.6	$2,285.0
Foodservice	1,487.3	1,393.1	1,334.8
Total	$3,651.9	$3,141.7	$3,619.8

Operating earnings (loss) from continuing operations:
Crane	$106.8	$89.8	$145.0
Foodservice	216.0	203.0	167.0
Corporate	(56.9)	(41.2)	(44.4)
Amortization expense	(38.8)	(38.3)	(38.4)
Goodwill impairment	—	—	(520.3)
Intangible asset impairment	—	—	(146.4)
Restructuring expense	(5.7)	(3.8)	(39.6)
Integration expense	—	—	(3.6)
Other expense	0.5	(2.3)	(3.4)
Total	$221.9	$207.2	$(484.1)

Capital expenditures:
Crane	$52.2	$21.9	$51.5
Foodservice	12.0	12.2	15.1
Corporate	0.7	2.0	2.6
Total	$64.9	$36.1	$69.2

Total depreciation:
Crane	$54.2	$56.5	$55.3
Foodservice	25.1	27.8	29.8
Corporate	2.8	2.9	2.8
Total	$82.1	$87.2	$87.9

Total assets:
Crane	$1,698.8	$1,594.4	$1,738.4
Foodservice	2,201.2	2,202.0	2,280.7
Corporate	65.2	214.7	260.8
Total	$3,965.2	$4,011.1	$4,279.9

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
(in millions)	2011	2010	2009	2011	2010
United States	$1,616.9	$1,360.6	$1,739.6	$356.4	$363.9
Other North America	212.1	142.0	143.6	6.5	7.2
Europe	813.4	749.2	826.3	195.9	204.1
Asia	383.4	307.8	279.1	124.0	73.9
Middle East	189.4	168.7	274.6	1.7	1.7
Central and South America	237.8	203.0	155.0	15.6	0.3
Africa	65.4	69.5	88.9	—	—
South Pacific and Caribbean	12.0	11.7	24.6	4.8	5.0
Australia	121.5	129.2	88.1	3.9	2.3
Total	$3,651.9	$3,141.7	$3,619.8	$708.8	$658.4

Net sales from continuing operations and long-lived asset information for Europe primarily relate to France, Germany and the United Kingdom.

23. Subsidiary Guarantors of Senior Notes due 2013, Senior Notes due 2018 and Senior Notes due 2020

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2013, the Senior Notes due 2018, and the Senior Notes due 2020 which include substantially all of the domestic, wholly-owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the Parent, which do not guarantee the Senior Notes due 2013, the Senior Notes due 2018, and the Senior Notes due 2020 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,166.0	$1,971.5	$(485.6)	$3,651.9
Costs and expenses:
Cost of sales	—	1,678.5	1,621.0	(485.6)	2,813.9
Engineering, selling and administrative expenses	58.9	231.2	282.0	—	572.1
Amortization expense	—	30.8	8.0	—	38.8
Restructuring expense	—	0.5	5.2	—	5.7
Other expense	—	0.7	(1.2)	—	(0.5)
Equity in (earnings) loss of subsidiaries	(71.1)	(32.4)	—	103.5	—
Total costs and expenses	(12.2)	1,909.3	1,915.0	(382.1)	3,430.0

Operating earnings (loss) from continuing operations	12.2	256.7	56.5	(103.5)	221.9

Other income (expense):
Interest expense	(143.3)	8.9	(12.3)	—	(146.7)
Amortization of deferred financing fees	—	(10.4)	—	—	(10.4)
Loss on debt extinguishment	(29.7)	—	—	—	(29.7)
Management fee income (expense)	55.0	(68.0)	13.0	—	—
Other income (expense)-net	40.6	(69.7)	31.4	—	2.3
Total other income (expense)	(77.4)	(139.2)	32.1	—	(184.5)

Earnings (loss) from continuing operations before taxes on earnings	(65.2)	117.5	88.6	(103.5)	37.4
Provision (benefit) for taxes on earnings	(54.7)	34.1	36.5	—	15.9
Earnings (loss) from continuing operations	(10.5)	83.4	52.1	(103.5)	21.5

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(1.5)	(2.4)	—	(3.9)
Gain (loss) on sale of discontinued operations, net of income taxes	—	(34.6)	—	—	(34.6)
Net earnings (loss)	(10.5)	47.3	49.7	(103.5)	(17.0)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(6.5)	—	(6.5)
Net earnings (loss) attributable to Manitowoc	$(10.5)	$47.3	$56.2	$(103.5)	$(10.5)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,803.7	$1,731.6	$(393.6)	$3,141.7
Costs and expenses:
Cost of sales	—	1,347.6	1,421.6	(393.6)	2,375.6
Engineering, selling and administrative expenses	39.8	216.0	258.7	—	514.5
Amortization expense	—	30.6	7.7	—	38.3
Restructuring expense	—	0.2	3.6	—	3.8
Other expense	—	1.9	0.4	—	2.3
Equity in (earnings) loss of subsidiaries	(23.2)	(28.7)	—	51.9	—
Total costs and expenses	16.6	1,567.6	1,692.0	(341.7)	2,934.5

Operating earnings (loss) from continuing operations	(16.6)	236.1	39.6	(51.9)	207.2

Other income (expense):
Interest expense	(166.3)	(2.1)	(6.6)	—	(175.0)
Amortization of deferred financing fees	(22.0)	—	—	—	(22.0)
Loss on debt extinguishment	(44.0)	—	—	—	(44.0)
Management fee income (expense)	37.3	(48.4)	11.1	—	—
Other income (expense)-net	68.2	(67.2)	(10.9)	—	(9.9)
Total other income (expense)	(126.8)	(117.7)	(6.4)	—	(250.9)

Earnings (loss) from continuing operations before taxes on earnings	(143.4)	118.4	33.2	(51.9)	(43.7)
Provision (benefit) for taxes on earnings	(63.9)	35.2	59.6	—	30.9
Earnings (loss) from continuing operations	(79.5)	83.2	(26.4)	(51.9)	(74.6)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.8)	(6.8)	—	(7.6)
Gain (loss) on sale of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	(79.5)	82.4	(33.2)	(51.9)	(82.2)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.7)	—	(2.7)
Net earnings (loss) attributable to Manitowoc	$(79.5)	$82.4	$(30.5)	$(51.9)	$(79.5)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,114.2	$1,995.1	$(489.5)	$3,619.8
Costs and expenses:
Cost of sales	—	1,631.6	1,680.3	(489.5)	2,822.4
Engineering, selling and administrative expenses	41.3	211.2	277.3	—	529.8
Amortization expense	—	30.6	7.8	—	38.4
Goodwill and intangible asset impairment	—	419.0	247.7	—	666.7
Integration expense	—	3.5	0.1	—	3.6
Restructuring expense	—	11.3	28.3	—	39.6
Other expense	—	—	3.4	—	3.4
Equity in (earnings) loss of subsidiaries	605.7	(36.6)	—	(569.1)	—
Total costs and expenses	647.0	2,270.6	2,244.9	(1,058.6)	4,103.9

Operating earnings (loss) from continuing operations	(647.0)	(156.4)	(249.8)	569.1	(484.1)

Other income (expense):
Interest expense	(160.5)	(1.2)	(12.3)	—	(174.0)
Amortization of deferred financing fees	(28.8)	—	—	—	(28.8)
Loss on debt extinguishment	(9.2)	—	—	—	(9.2)
Management fee income (expense)	38.8	(68.3)	29.5	—	—
Other income (expense)-net	100.0	(74.1)	(8.6)	—	17.3
Total other income (expense)	(59.7)	(143.6)	8.6	—	(194.7)

Earnings (loss) from continuing operations before taxes on earnings	(706.7)	(300.0)	(241.2)	569.1	(678.8)
Provision (benefit) for taxes on earnings	(37.6)	(18.9)	(9.0)	—	(65.5)
Earnings (loss) from continuing operations	(669.1)	(281.1)	(232.2)	569.1	(613.3)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(1.9)	(32.2)	—	(34.1)
Gain (loss) on sale of discontinued operations, net of income taxes	—	0.8	(25.0)	—	(24.2)
Net earnings (loss)	(669.1)	(282.2)	(289.4)	569.1	(671.6)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.5)	—	(2.5)
Net earnings (loss) attributable to Manitowoc	$(669.1)	$(282.2)	$(286.9)	$569.1	$(669.1)

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4.2	$8.5	$55.9	$—	$68.6
Marketable securities	2.7	—	—	—	2.7
Restricted cash	6.4	—	0.8	—	7.2
Accounts receivable — net	0.1	41.2	255.7	—	297.0
Intercompany interest receivable	89.0	3.2	—	(92.2)	—
Inventories — net	—	312.4	356.3	—	668.7
Deferred income taxes	99.4	—	18.4	—	117.8
Other current assets	1.6	5.5	70.7	—	77.8
Total current assets	203.4	370.8	757.8	(92.2)	1,239.8

Property, plant and equipment — net	7.6	287.8	272.8	—	568.2
Goodwill	—	961.0	203.8	—	1,164.8
Other intangible assets — net	—	671.1	180.7	—	851.8
Intercompany long-term notes receivable	1,544.0	158.5	819.5	(2,522.0)	—
Intercompany accounts receivable	—	1,252.5	1,661.1	(2,913.6)	—
Other non-current assets	56.9	7.8	75.9	—	140.6
Investment in affiliates	4,045.0	3,399.2	—	(7,444.2)	—
Total assets	$5,856.9	$7,108.7	$3,971.6	$(12,972.0)	$3,965.2

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$71.7	$402.3	$395.8	$—	$869.8
Short-term borrowings and current portion of long-term debt	35.0	0.7	43.4	—	79.1
Intercompany interest payable	3.2	86.0	3.0	(92.2)	—
Product warranties	—	52.9	40.9	—	93.8
Customer advances	—	11.7	23.4	—	35.1
Product liabilities	—	22.7	4.1	—	26.8
Total current liabilities	109.9	576.3	510.6	(92.2)	1,104.6

Non-Current Liabilities:
Long-term debt, less current portion	1,800.6	3.6	6.7	—	1,810.9
Deferred income taxes	200.3	—	15.5	—	215.8
Pension obligations	55.8	12.7	22.1	—	90.6
Postretirement health and other benefit obligations	55.9	—	3.9	—	59.8
Long-term deferred revenue	—	5.9	28.3	—	34.2
Intercompany long-term note payable	183.3	1,379.9	958.8	(2,522.0)	—
Intercompany accounts payable	2,855.7	—	57.9	(2,913.6)	—
Other non-current liabilities	112.0	39.1	24.7	—	175.8
Total non-current liabilities	5,263.6	1,441.2	1,117.9	(5,435.6)	2,387.1

Equity
Manitowoc stockholder’s equity	483.4	5,091.2	2,353.0	(7,444.2)	483.4
Noncontrolling interest	—	—	(9.9)	—	(9.9)
Total equity	483.4	5,091.2	2,343.1	(7,444.2)	473.5
Total liabilities and equity	$5,856.9	$7,108.7	$3,971.6	$(12,972.0)	$3,965.2

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2010

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$5.3	$19.7	$58.7	$—	$83.7
Marketable securities	2.7	—	—	—	2.7
Restricted cash	8.4	—	1.0	—	9.4
Accounts receivable — net	0.1	—	255.0	—	255.1
Intercompany interest receivable	75.4	3.5	—	(78.9)	—
Inventories — net	—	219.5	339.3	—	558.8
Deferred income taxes	100.9	—	30.4	—	131.3
Other current assets	4.0	6.7	47.0	—	57.7
Current assets of discontinued operations	—	—	63.7	—	63.7
Total current assets	196.8	249.4	795.1	(78.9)	1,162.4

Property, plant and equipment — net	9.7	276.8	279.3	—	565.8
Goodwill	—	964.0	209.2	—	1,173.2
Other intangible assets — net	—	702.0	191.5	—	893.5
Intercompany long-term notes receivable	1,524.5	632.5	869.0	(3,026.0)	—
Intercompany accounts receivable	—	803.1	1,986.9	(2,790.0)	—
Other non-current assets	69.5	10.1	13.0	—	92.6
Long-term assests of discontinued operations	—	—	123.6	—	123.6
Investment in affiliates	3,956.9	3,484.0	—	(7,440.9)	—
Total assets	$5,757.4	$7,121.9	$4,467.6	$(13,335.8)	$4,011.1

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$62.0	$336.9	$349.1	$—	$748.0
Short-term borrowings and current portion of long-term debt	26.0	0.6	35.2	—	61.8
Intercompany interest payable	3.1	73.4	2.4	(78.9)	—
Product warranties	—	45.8	40.9	—	86.7
Customer advances	—	7.8	41.1	—	48.9
Product liabilities	—	22.4	5.4	—	27.8
Current liabilities of discontinued operation	—	—	24.2	—	24.2
Total current liabilities	91.1	486.9	498.3	(78.9)	997.4

Non-Current Liabilities:
Long-term debt, less current portion	1,924.2	4.3	7.1	—	1,935.6
Deferred income taxes	202.2	—	11.1	—	213.3
Pension obligations	28.6	13.7	22.1	—	64.4
Postretirement health and other benefit obligations	56.2	—	3.7	—	59.9
Long-term deferred revenue	—	8.2	19.6	—	27.8
Intercompany long-term note payable	183.4	1,447.5	1,395.1	(3,026.0)	—
Intercompany accounts payable	2,624.6	124.4	41.0	(2,790.0)	—
Other non-current liabilities	135.2	25.1	25.3	—	185.6
Long-term liabilities of discontinued operations	—	—	18.6	—	18.6
Total non-current liabilities	5,154.4	1,623.2	1,543.6	(5,816.0)	2,505.2

Equity
Manitowoc stockholder’s equity	511.9	5,011.8	2,429.1	(7,440.9)	511.9
Noncontrolling interest	—	—	(3.4)	—	(3.4)
Total equity	511.9	5,011.8	2,425.7	(7,440.9)	508.5
Total liabilities and equity	$5,757.4	$7,121.9	$4,467.6	$(13,335.8)	$4,011.1

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2011

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(59.8)	$70.5	$24.1	$—	$34.8
Cash provided by (used for) operating activities of discontinued operations	—	(1.5)	(17.7)	—	(19.2)
Net cash provided by (used for) operating activities	$(59.8)	$69.0	$6.4	$—	$15.6

Cash Flows from Investing:
Capital expenditures	$(0.4)	$(23.4)	$(41.1)	$—	$(64.9)
Proceeds from sale of property, plant and equipment	—	0.1	17.4	—	17.5
Restricted cash	2.0	—	0.2	—	2.2
Proceeds from sale of business	—	143.6	—	—	143.6
Intercompany investments	216.7	(164.5)	(30.7)	(21.5)	—
Net cash provided by (used for) investing activities	$218.3	$(44.2)	$(54.2)	$(21.5)	$98.4

Cash Flows from Financing:
Payments on long-term debt	$(884.1)	$(0.7)	$(75.5)	$—	$(960.3)
Proceeds from long-term debt	750.0	—	95.0	—	845.0
Proceeds on revolving credit facility—net	(24.2)	—	—	—	(24.2)
Proceeds (payments) on notes financing—net	—	(2.6)	17.4	—	14.8
Proceeds from swap monetization	21.5	—	—	—	21.5
Debt issue costs	(14.7)	—	—	—	(14.7)
Dividends paid	(10.6)	—	—	—	(10.6)
Exercises of stock options	2.6	—	—	—	2.6
Intercompany financing	(0.1)	(32.7)	11.3	21.5	—
Net cash provided by (used for) financing activities	(159.6)	(36.0)	48.2	21.5	(125.9)

Effect of exchange rate changes on cash	—	—	(3.2)	—	(3.2)

Net increase (decrease) in cash and cash equivalents	(1.1)	(11.2)	(2.8)	—	(15.1)

Balance at beginning of period	5.3	19.7	58.7	—	83.7
Balance at end of period	$4.2	$8.5	$55.9	$—	$68.6

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2010

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(28.1)	$124.0	$107.0	$—	$202.9
Cash provided by (used for) operating activities of discontinued operations	—	(0.8)	7.2	—	6.4
Net cash provided by (used for) operating activities	$(28.1)	$123.2	$114.2	$—	$209.3

Cash Flows from Investing:
Capital expenditures	$(0.9)	$(16.2)	$(19.0)	$—	$(36.1)
Proceeds from sale of property, plant and equipment	0.5	1.1	21.6	—	23.2
Restricted cash	(3.3)	—	0.3	—	(3.0)
Business acquisition, net of cash acquired	—	(4.8)	—	—	(4.8)
Intercompany investments	197.3	(36.2)	(49.9)	(111.2)	—
Net cash provided by (used for) investing activities of continuing operations	193.6	(56.1)	(47.0)	(111.2)	(20.7)
Net cash provided by (used for) investing activities of discontinued operations	—	—	(4.2)	—	(4.2)
Net cash provided by (used for) investing activities	$193.6	$(56.1)	$(51.2)	$(111.2)	$(24.9)

Cash Flows from Financing:
Payments on long-term debt	$(1,165.7)	$(20.7)	$(64.4)	$—	$(1,250.8)
Proceeds from long-term debt	1,000.0	10.0	53.0	—	1,063.0
Proceeds from (payments on) revolving credit facility—net	24.2	—	—	—	24.2
Proceeds from securitization	—	101.0	—	—	101.0
Payments on securitization	—	(101.0)	—	—	(101.0)
Proceeds from (payments on) notes financing—net	—	(3.2)	(0.9)	—	(4.1)
Debt issue costs	(27.0)	—	—	—	(27.0)
Dividends paid	(10.6)	—	—	—	(10.6)
Exercises of stock options	0.9	—	—	—	0.9
Intercompany financing	—	(40.5)	(70.7)	111.2	—
Net cash provided by (used for) financing activities	(178.2)	(54.4)	(83.0)	111.2	(204.4)

Effect of exchange rate changes on cash	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(12.7)	12.7	(20.0)	—	(20.0)

Balance at beginning of period	18.0	7.0	78.7	—	103.7
Balance at end of period	$5.3	$19.7	$58.7	$—	$83.7

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2009

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(14.6)	$440.8	$(88.8)	$—	$337.4
Cash provided by (used for) operating activities of discontinued operations	—	(9.8)	11.9	—	2.1
Net cash provided by (used for) operating activities	$(14.6)	$431.0	$(76.9)	$—	$339.5

Cash Flows from Investing:
Capital expenditures	$(2.1)	$(29.3)	$(37.8)	$—	$(69.2)
Proceeds from sale of property, plant and equipment	—	0.3	19.3	—	19.6
Restricted cash	—	—	(1.4)	—	(1.4)
Business acquisition, net of cash acquired	—	—	—	—	—
Proceeds from sale of business	—	1.0	148.2	—	149.2
Intercompany investments	591.8	(352.5)	(189.5)	(49.8)	—
Net cash provided by (used for) investing activities of continuing operations	589.7	(380.5)	(61.2)	(49.8)	98.2
Net cash provided by (used for) investing activities of discontinued operations	—	—	(3.3)	—	(3.3)
Net cash provided by (used for) investing activities	$589.7	$(380.5)	$(64.5)	$(49.8)	$94.9

Cash Flows from Financing:
Payments on long-term debt	$(443.0)	$(3.7)	$(147.1)	$—	$(593.8)
Proceeds from long-term debt	—	9.2	127.1	—	136.3
Proceeds from (payments on) revolving credit facility—net	(17.0)	—	—	—	(17.0)
Proceeds from (payments on) notes financing—net	—	(3.7)	(1.7)	—	(5.4)
Debt issue costs	(18.1)	—	—	—	(18.1)
Dividends paid	(10.5)	—	—	—	(10.5)
Exercises of stock options	2.0	—	—	—	2.0
Intercompany financing	(72.6)	(96.1)	118.9	49.8	—
Net cash provided by (used for) financing activities	(559.2)	(94.3)	97.2	49.8	(506.5)

Effect of exchange rate changes on cash	—	—	5.7	—	5.7

Net increase (decrease) in cash and cash equivalents	15.9	(43.8)	(38.5)	—	(66.4)

Balance at beginning of period	2.1	50.8	117.2	—	170.1
Balance at end of period	$18.0	$7.0	$78.7	$—	$103.7

24. Quarterly Financial Data (Unaudited)

The following table presents quarterly financial data for 2011 and 2010:

	2011				2010
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$732.2	$949.8	$935.4	$1,034.5	$684.4	$819.3	$807.1	$830.9
Gross profit	180.5	225.0	223.4	209.1	166.0	207.2	199.9	193.0
Earnings (loss) from continuing operations	(15.8)	3.0	34.9	15.3	(37.9)	17.7	1.1	(24.6)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(2.7)	(0.3)	(0.1)	(0.8)	0.1	0.4	1.9	(10.0)
Gain (loss) on sale of discontinued operations, net of income taxes	(33.4)	(0.2)	—	(1.0)	—	—	—	—
Net earnings (loss)	(53.3)	1.7	21.5	13.1	(23.8)	13.9	(6.2)	(66.1)
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	(0.9)	(1.1)	(2.1)	(2.4)	(0.4)	(0.8)	(0.9)	(0.6)
Net earnings (loss) attributable to Manitowoc	$(52.4)	$2.8	$23.6	$15.5	$(23.4)	$14.7	$(5.3)	$(65.5)

Basic earnings per share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(0.12)	$0.03	$0.18	$0.13	$(0.18)	$0.11	$(0.06)	$(0.42)
Discontinued operations:
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.02)	—	—	(0.01)	—	—	0.01	(0.08)
Gain (loss) on sale of discontinued operations, net of income taxes	(0.26)	—	—	(0.01)	—	—	—	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.40)	$0.02	$0.18	$0.12	$(0.18)	$0.11	$(0.04)	$(0.50)

Diluted earnings per share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$(0.12)	$0.02	$0.18	$0.13	$(0.18)	$0.11	$(0.06)	$(0.42)
Discontinued operations:
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.02)	—	—	(0.01)	—	—	0.01	(0.08)
Gain (loss) on sale of discontinued operations, net of income taxes	(0.26)	—	—	(0.01)	—	—	—	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$(0.40)	$0.02	$0.18	$0.12	$(0.18)	$0.11	$(0.04)	$(0.50)

Dividends per common share	$—	$—	$—	$0.08	$—	$—	$—	$0.08

During the fourth quarter of 2011, the company revised previously issued financial statements.  See Note 1, “Company and Basis of Presentation” for further discussion of these revisions. Items (1) - (5) describe the impact of these revisions on the quarterly results.

1)	Gross profit was impacted as follows, increase/(decrease)
	a)	2011: Q1 - $0.1 million; Q2 - $0.4 million; Q3 - $(0.1) million
	b)	2010: Q1 - $(0.4) million; Q2 - $1.0 million; Q3 - $(0.3) million; Q4 - $0.4 million
2)	Earnings (loss) from continuing operations was impacted as follows, increase/(decrease)
	a)	2011: Q1 - $0.1 million; Q2 - $0.4 million; Q3 - $(0.1) million
	b)	2010: Q1 - $(0.4) million; Q2 - $0.9 million; Q3 - $(0.2) million; Q4 - $0.6 million
3)	Net earnings (loss) was impacted as follows, increase/(decrease)
	a)	2011: Q2 - $0.1 million; Q3 - $(0.1) million
	b)	2010: Q1 - $(0.2) million; Q2 - $0.6 million; Q3 - $(6.7) million; Q4 - $(0.2) million
4)	Net earnings (loss) attributable to Manitowoc was impacted as follows, increase/(decrease)
	a)	2011: Q2 - $0.1 million; Q3 - $(0.1) million
	b)	2010: Q1 - $(0.2) million; Q2 - $0.6 million; Q3 - $(6.7) million; Q4 - $(0.2) million
5)	Basic and diluted earnings per share from continuing operations were impacted as follows, increase/(decrease)
	a)	2011: Q2 - $0.01
	b)	2010: Q2 - $0.01; Q3 - $(0.06)

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

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2011, the company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

On February 29, 2012, the Compensation Committee of the Board of Directors of the company approved amendments to the company's Short-Term Incentive Plan which, among other things, reduced the annual maximum incentive award for any participant from 250% to 200% of the target award opportunity.  The foregoing description of the amended Short-Term Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the amended Short-Term Incentive Plan, which is filed as Exhibit 10.2(a) to this report and is incorporated herein by reference.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections of the 2012 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2012 Proxy Statement captioned “Compensation of Directors,” “Executive Compensation,” “Report of the Compensation and Benefits Committee on Executive Compensation,” and “Contingent Employment Agreements.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections of the 2012 Proxy Statement captioned “Ownership of Securities” and the subsection captioned “Equity Compensation Plans.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the 2012 Proxy Statement captioned “Governance of the Board and its Committees — Governance of the Company.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2012 Proxy Statement captioned “Other Information — Independent Registered Public Accounting Firm.”

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1)	Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial Statement Schedule for the years ended December 31, 2011, 2010 and 2009

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

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For The Years Ended December 31, 2011, 2010 and 2009

(dollars in millions)

	Balance at Beginning of Year	Acquisition of Business	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year

Year End December 31, 2009
Allowance for doubtful accounts	$35.8	$0.1	$26.7	$(17.3)	$1.1	$46.4
Inventory obsolescence reserve	$69.1	$0.1	$48.0	$(30.4)	$2.1	$88.9
Deferred tax valuation allowance	$40.0	$(3.5)	$26.0	$(1.0)	$10.5	$72.0

Year End December 31, 2010
Allowance for doubtful accounts	$46.4	$—	$3.3	$(20.6)	$(1.5)	$27.6
Inventory obsolescence reserve	$88.9	$—	$23.2	$(28.6)	$(3.2)	$80.3
Deferred tax valuation allowance	$72.0	$—	$55.2	$—	$(2.1)	$125.1

Year End December 31, 2011
Allowance for doubtful accounts	$27.6	$—	$0.5	$(6.4)	$(8.9)	$12.8
Inventory obsolescence reserve	$80.3	$—	$18.9	$(23.8)	$(0.1)	$75.3
Deferred tax valuation allowance	$125.1	$—	$11.5	$—	$(7.3)	$129.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 29, 2012

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

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Glen E. Tellock
Glen E. Tellock, Chairman and Chief Executive Officer	February 29, 2012

/s/ Carl J. Laurino
Carl J. Laurino, Senior Vice President and Chief Financial Officer	February 29, 2012

/s/ Keith D. Nosbusch
Keith D. Nosbusch, Director	February 29, 2012

/s/ Robert C. Stift
Robert C. Stift, Director	February 29, 2012

/s/ James L. Packard
James L. Packard, Director	February 29, 2012

/s/ Virgis W. Colbert
Virgis W. Colbert, Director	February 29, 2012

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Director	February 29, 2012

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director	February 29, 2012

/s/ Donald M. Condon, Jr.
Donald M. Condon, Jr.	February 29, 2012

/s/ Roy V. Armes
Roy V. Armes	February 29, 2012

THE MANITOWOC COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

4.4(a)

Amended and Restated Credit Agreement dated as of August 25, 2008 by and among The Manitowoc Company, Inc., as Borrower, the Subsidiary Borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008), as amended on December 19, 2008, with such amendment filed as Exhibit 4.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and as further amended on June 15, 2009, with such amendment filed as Exhibit 4.1 to the company’s Current Report on Form 8-K, dated

June 12, 2009, and as further amended on January 21, 2010, with such amendment filed as Exhibit 4.1 to the company’s Current Report on Form 8-K, dated January 21, 2010, and as further amended on October 7, 2010, with such amendment filed as Exhibit 4.1 to the company’s Current Report on Form 8-K, dated October 7, 2010, all of which are incorporated herein by reference. (Superseded)

4.4(b)

Second Amended and Restated Credit Agreement, dated as of May 13, 2011, by and among The Manitowoc Company, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent. (filed as Exhibit 4.1 to the company’s current report on Form 8-K dated as of May 13, 2011 and incorporated herein by reference)

10.1**

The Manitowoc Company, Inc. Deferred Compensation Plan effective August 20, 1993, as amended (filed as Exhibit 10.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference) as amended and restated through December 31, 2008, with such Amended and Restated plan filed as exhibit 10.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.2**

The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan Effective July 4, 1993, as amended (filed as Exhibit 10.2 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.2(a)**

Short-Term Incentive Plan, effective January 1, 2005, as amended on February 27, 2007, effective January 1, 2007 and as further amended on February 15, 2008, effective January 1, 2008 with such amended plan filed as Exhibit 10.2(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference, and as further amended on February 29, 2012, effective January 1, 2012, with such amended plan filed with this Annual Report on Form 10-K for the year-ended December 31, 2011.

X(1)

10.3(a)**

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

10.10(b)**

The Manitowoc Company, Inc. Performance Share Award Agreement (filed as Exhibit 10.10 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.11**

The Manitowoc Company, Inc. Award Agreement for the 2004 Non-employee Director Stock and Awards Plan, as amended effective May 3, 2006 and February 27, 2007 (filed as Exhibit 10.11 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

10.12(a)

Second Amended and Restated Receivables Purchase Agreement among Manitowoc Funding , LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company, LLC, as Purchaser, and Norddeutsche Landisbank Girozentrale, a Agent, dated as of June 30, 2010, as amended on October 11, 2010, with such Amendment No. 1 to the Second Amended and Restated Receivables Purchase Agreement filed as Exhibit 10.12(a) to the company’s Current Report on Form 8-K dated as of October 7, 2010, which Second Amended and Restated Receivables Purchase Agreement, as amended, amends that certain Amended and Restated Receivable. Purchase Agreement among Manitowoc Funding , LLC, as Seller, The Manitowoc Company, Inc., as Servicer, Hannover Funding Company LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent, dated as of December 21, 2006 (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated as of December 22, 2006) as amended on August 15, 2007 with such Amendment No. 1 filed as Exhibit 10.12 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and further amended on November 6, 2008 with such Amendment No. 2 filed as Exhibit 10.12(a) to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and further amended on December 18, 2008 with such Amendement No. 3 filed as Exhibit 10.12(d) to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, and further amended on June 29, 2009 with such Amendment No. 4 filed as Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and further amended on September 28, 2009 with such Amendment No. 5 filed as

Exhibit 10.1 to the company’s Current Report on Form 8-K dated as of September 28, 2009, and as further amended on December 17, 2009 with such Amendment No. 6 filed as Exhibit 10.12(a) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and further amended on December 31, 2009 with such Amendment No. 7 filed as Exhibit 10.12 (b) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and as further amended on February 26, 2010 with such Amendment No. 8 filed as Exhibit 10.12(c) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and further amended on March 29, 2010 with such Amendment No. 9 filed as Exhibit 10.12(e) to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 all of which are incorporated herein by reference. (Superseded)

10.12(b)

Third Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as U.S. Seller, Manitowoc Cayman Islands Funding Ltd., as Cayman Seller, The Manitowoc Company, Inc. as a Servicer, Garland Commercial Ranges Limited, as a Servicer, Convotherm Elektrogeräte GmbH, as a Servicer, Hannover funding Company, LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent, dated as of September 27, 2011 (filed as Exhibit 10.1 to the company’s current report on Form 8-K dated September 27, 2011 and incorporated herein by reference).

10.12(c)

Amendment No. 1 dated December 16, 2011 to the Third Amended and Restated Receivables Purchase Agreement among Manitowoc funding, LLC, as U.S. Seller, Manitowoc Cayman Islands Funding Ltd., as Cayman Seller, The Manitowoc Company, Inc. as a Servicer, Garland Commercial Ranges Limited, as a Servicer, Convotherm Elektrogeräte GmbH, as a Servicer, Hannover funding Company, LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent, dated as of September 27, 2011. (reflects non-material changes finalized in December 2011)

X(1)

10.15

The Manitowoc Company, Inc. Severance Pay Plan adopted by the Board of Directors as of May 4, 2009 (filed as Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and incorporated herein by reference.)

11	Statement regarding computation of basic and diluted earnings per share (see Note 14, “Earnings Per Share” to the 2011 Consolidated Financial Statements included herein).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Equity and (v) related notes.

X(2)

(1)  Filed Herewith

(2)  Furnished Herewith

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such documents.

** Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to item 15(c) of Form 10-K.