Form 10-Q
period 2012-03-31
MANITOWOC CO INC
filed 2012-05-04
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2012, the most recent practicable date, was 132,226,732.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$860.1	$732.2

Costs and expenses:
Cost of sales	653.9	551.7
Engineering, selling and administrative expenses	148.4	140.2
Restructuring expense	0.6	0.8
Amortization expense	9.6	9.7
Other	—	0.1
Total operating costs and expenses	812.5	702.5

Earnings (loss) from operations	47.6	29.7

Other income (expenses):
Amortization of deferred financing fees	(2.0)	(3.4)
Interest expense	(33.0)	(39.4)
Loss on debt extinguishment	—	(3.6)
Other income (expense), net	(1.7)	0.9
Total other income (expenses)	(36.7)	(45.5)

Earnings (loss) from continuing operations before taxes on income	10.9	(15.8)
Provision (benefit) for taxes on income	12.4	1.4
Earnings (loss) from continuing operations	(1.5)	(17.2)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of ($0.1) and ($1.7), respectively	(0.3)	(2.7)
Gain (loss) on sale of discontinued operations, net of income taxes of $0.0 and $29.7, respectively	—	(33.4)
Net earnings (loss)	(1.8)	(53.3)
Less: Net loss attributable to noncontrolling interest, net of income taxes	(1.9)	(0.9)
Net earnings (loss) attributable to Manitowoc	$0.1	$(52.4)

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$0.4	$(16.3)
Earnings (loss) from discontinued operations, net of income taxes	(0.3)	(2.7)
Loss on sale of discontinued operations, net of income taxes	—	(33.4)
Net earnings (loss) attributable to Manitowoc	$0.1	$(52.4)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.00	$(0.12)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	(0.02)
Loss on sale of discontinued operations, net of income taxes	—	(0.26)
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.00	$(0.40)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.00	$(0.12)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	(0.02)
Loss on sale of discontinued operations, net of income taxes	—	(0.26)
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.00	$(0.40)

Weighted average shares outstanding — basic	130,550,681	130,448,118
Weighted average shares outstanding — diluted	133,681,776	130,448,118

The accompanying notes are an integral part of these financial statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2012	2011
Net earnings (loss)	$(1.8)	$(53.3)
Other comprehensive income (loss), net of tax
Derivative instrument fair market value adjustment, net of income taxes of $1.4 and $1.6, respectively	3.1	4.9
Foreign currency translation adjustments	16.5	33.5

Total other comprehensive income (loss), net of tax	19.6	38.4

Comprehensive income (loss)	17.8	(14.9)

Comprehensive income (loss) attributable to noncontrolling interest	(1.9)	(0.9)

Comprehensive income (loss) attributable to Manitowoc	$19.7	$(14.0)

The accompanying notes are an integral part of these financial statements.

THE MANITOWOC COMPANY, INC.

Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

(Unaudited)

(In millions, except share data)

	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$70.8	$68.6
Marketable securities	2.7	2.7
Restricted cash	7.1	7.2
Accounts receivable, less allowances of $14.3 and $12.8, respectively	319.2	297.0
Inventories — net	777.1	668.7
Deferred income taxes	119.3	117.8
Other current assets	98.4	77.8
Total current assets	1,394.6	1,239.8

Property, plant and equipment — net	562.9	568.2
Goodwill	1,168.8	1,164.8
Other intangible assets — net	846.4	851.8
Other non-current assets	143.0	140.6
Total assets	$4,115.7	$3,965.2

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$850.5	$869.8
Current portion of long-term debt and short-term borrowings	99.2	79.1
Product warranties	94.4	93.8
Customer advances	27.1	35.1
Product liabilities	27.9	26.8
Total current liabilities	1,099.1	1,104.6
Non-Current Liabilities:
Long-term debt	1,944.2	1,810.9
Deferred income taxes	215.9	215.8
Pension obligations	89.7	90.6
Postretirement health and other benefit obligations	60.4	59.8
Long-term deferred revenue	32.8	34.2
Other non-current liabilities	175.8	175.8
Total non-current liabilities	2,518.8	2,387.1

Commitments and contingencies (Note 14)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 132,226,732 and 131,884,765 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	476.5	470.8
Accumulated other comprehensive income (loss)	5.0	(15.0)
Retained earnings	113.7	113.6
Treasury stock, at cost (30,949,196 and 31,291,163 shares, respectively)	(87.0)	(87.4)
Total Manitowoc stockholders’ equity	509.6	483.4
Noncontrolling interest	(11.8)	(9.9)
Total equity	497.8	473.5
Total liabilities and equity	$4,115.7	$3,965.2

The accompanying notes are an integral part of these financial statements.

THE MANITOWOC COMPANY, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operations:
Net earnings (loss)	$(1.8)	$(53.3)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities of continuing operations:		—
Discontinued operations, net of income taxes	0.3	2.7
Depreciation	17.9	22.3
Amortization of intangible assets	9.6	9.7
Deferred income taxes	(1.6)	(3.3)
Loss (gain) on sale of property, plant and equipment	0.4	(0.1)
Restructuring expense	0.6	0.8
Amortization of deferred financing fees	2.0	3.4
Loss on debt extinguishment	—	3.6
Loss on sale of discontinued operations	—	33.4
Other	5.0	3.5
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(18.6)	(63.1)
Inventories	(100.6)	(108.8)
Other assets	(20.6)	15.9
Accounts payable	6.9	53.2
Accrued expenses and other liabilities	(29.1)	(56.0)
Net cash provided by (used for) operating activities of continuing operations	(129.6)	(136.1)
Net cash provided by (used for) operating activities of discontinued operations	(0.3)	(18.2)
Net cash provided by (used for) operating activities	(129.9)	(154.3)

Cash Flows from Investing:
Capital expenditures	(14.2)	(7.6)
Restricted cash	0.1	(0.4)
Proceeds from sale of business	—	143.6
Proceeds from sale of property, plant and equipment	—	0.8
Net cash provided by (used for) investing activities	(14.1)	136.4

Cash Flows from Financing:
Proceeds from revolving credit facility	147.9	112.0
(Payments on) long-term debt	(26.7)	(135.7)
Proceeds from long-term debt	34.2	29.7
(Payments on) notes financing	(11.5)	(0.7)
Debt issuance costs	(0.1)	—
Exercises of stock options, including windfall tax benefits	1.2	0.7
Net cash provided by (used for) financing activities of continuing operations	145.0	6.0

Effect of exchange rate changes on cash	1.2	0.6

Net increase (decrease) in cash and cash equivalents	2.2	(11.3)
Balance at beginning of period	68.6	83.7
Balance at end of period	$70.8	$72.4

The accompanying notes are an integral part of these financial statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

1.  Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2012 and 2011, the cash flows for the same three-month periods, and the financial position at March 31, 2012, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2011.  The consolidated balance sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.

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

The following selected financial data of the Kysor/Warren businesses, primarily consisting of administrative costs, for the three months ended March 31, 2012 and 2011 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended
	March 31,
(in millions)	2012	2011
Net sales	$—	$3.3

Pretax earnings (loss) from discontinued operation	$(0.1)	$(4.0)
Provision (benefit) for taxes on earnings	—	(1.6)
Net earnings (loss) from discontinued operation	$(0.1)	$(2.4)

The following selected financial data of various other businesses disposed of prior to 2012, primarily consisting of administrative costs, for the three months ended March 31, 2012 and 2011 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended
	March 31,
(in millions)	2012	2011
Net sales	$—	$—

Pretax earnings (loss) from discontinued operation	$(0.3)	$(0.4)
Provision (benefit) for taxes on earnings	(0.1)	(0.1)
Net earnings (loss) from discontinued operation	$(0.2)	$(0.3)

3. Fair Value of Financial Instruments

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$—	$1.6	$—	$1.6
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$2.7	$1.6	$—	$4.3

Non-Current Assets:
Interest rate cap contracts	$—	$0.1	$—	$0.1
Total non-current assets at fair value	$—	$0.1	$—	$0.1

Current Liabilities:
Foreign currency exchange contracts	$—	$3.4	$—	$3.4
Forward commodity contracts	—	1.6	—	1.6
Interest rate swap contracts	—	7.2	—	7.2
Total current liabilities at fair value	$—	$12.2	$—	$12.2

Non-current Liabilities:
Interest rate swap contracts	$—	$3.2	$—	$3.2
Total non-current liabilities at fair value	$—	$3.2	$—	$3.2

	Fair Value as of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$—	$0.8	$—	$0.8
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$2.7	$0.8	$—	$3.5

Non-current Assets:
Interest rate swap contracts	$—	$0.5	$—	$0.5
Interest rate cap contracts	—	0.3	—	0.3
Total non-current assets at fair value	$—	$0.8	$—	$0.8

Current Liabilities:
Foreign currency exchange contracts	$—	$6.7	$—	$6.7
Forward commodity contracts	—	2.4	—	2.4
Total current liabilities at fair value	$—	$9.1	$—	$9.1

Non-current Liabilities:
Interest rate swap contracts	$—	$9.5	$—	$9.5
Total non-current liabilities at fair value	$—	$9.5	$—	$9.5

The fair value of the company’s 7.125% Senior Notes due 2013 was approximately $150.2 million and $146.6 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the company’s 9.50% Senior Notes due 2018 was approximately $445.0 million and $434.0 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the company’s 8.50% Senior

Notes due 2020 was $663.3 million and $634.9 million at March 31, 2012 and December 31, 2011, respectively. The fair values of the company’s term loans under the previous and Senior Credit Facility were as follows at March 31, 2012 and December 31, 2011, respectively:  Term Loan A — $319.6 million and $318.6 million; and Term Loan B — $330.6 million and $324.1 million.  See Note 8, “Debt,” for a description of the debt instruments and their related carrying values.

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

The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of similar instruments, and are, therefore, classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of March 31, 2012 and December 31, 2011 due to the short-term nature of these instruments.

As a result of its global operating and financing activities, the company is exposed to market risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which may adversely affect the company’s operating results and financial position. When deemed appropriate, the company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the company does not use leveraged derivative financial instruments. The forward foreign currency exchange and interest rate swap and cap contracts and forward commodity purchase agreements are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 1 and level 2.

4. Derivative Financial Instruments

The company’s risk management objective is to ensure that business exposures to risk that have been identified and measured and are capable of being controlled are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures.  Operating decisions consider associated risks and structure transactions to manage risk whenever possible.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $1.7 million of unrealized and realized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively.

The risk management objective for the company’s fair market value interest rate hedges is to effectively change the amount of the underlying debt equal to the notional value of the hedges from a fixed to a floating interest rate based on the benchmark six-month U.S. LIBOR rate.  These swaps include an embedded call feature to match the terms of the call schedule embedded in the Senior Notes. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the debt due to changes in the U.S. six-month LIBOR benchmark interest rate.

As of March 31, 2012 and December 31, 2011, the company had the following outstanding commodity and currency forward contracts that were entered into to hedge forecasted transactions:

	Units Hedged
Commodity	March 31, 2012	December 31, 2011		Type
Aluminum	1,651	1,254	MT	Cash Flow
Copper	628	684	MT	Cash Flow
Natural Gas	241,679	346,902	MMBtu	Cash Flow
Steel	5,452	8,231	Tons	Cash Flow

	Units Hedged
Short Currency	March 31, 2012	December 31, 2011	Type
Canadian Dollar	11,577,824	25,083,644	Cash Flow
European Euro	92,891,863	67,565,453	Cash Flow
South Korean Won	3,059,290,288	3,224,015,436	Cash Flow
Singapore Dollar	4,800,000	4,800,000	Cash Flow
United States Dollar	4,138,735	5,538,777	Cash Flow
Chinese Renminbi	119,660,220	111,177,800	Cash Flow

As of June 30, 2011, the company offset all of its previous interest rate swaps against Term Loan A and B interest due to the amendment of its Senior Credit Facility (See Note 8, “Debt,” for a description of the Senior Credit Facility).  As of March 31, 2012, the company had outstanding $450.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.  The company is also party to various fixed-to-float interest rate swaps in connection with its 2018 and 2020 Notes.  At March 31, 2012, $200.0 million and $300.0 million of the 2018 and 2020 Notes respectively, were swapped to floating rate interest (See Note 8, “Debt,” for a description of the 2018 and 2020 Notes).  The 2018 Notes accrue interest at a rate of 9.50% on the fixed portion and 7.45% plus the six-month LIBOR reset in arrears on the variable portion. The 2020 Notes accrue interest at a rate of 8.50% on the fixed portion and 6.02% plus the six-month LIBOR reset in arrears on the variable portion. At March 31, 2012, the weighted average interest rates for the 2018 and 2020 Notes taking into consideration the impact of floating rate hedges, was 8.84% and 7.62%, respectively.  Both aforementioned swap contracts of the 2018 and 2020 Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination cash settlement at five years from the trade date.

The company monetized the derivative asset related to the fixed-to-float interest rate swaps and received $21.5 million in the third quarter of 2011.  The gain is treated as an increase to the debt balances for each of the 2018 and 2020 Notes and will be amortized to interest expense over the life of the original swap.

For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Consolidated Statements of Operations.  As of March 31, 2012 and December 31, 2011, the company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	March 31, 2012	December 31, 2011	Recognized Location	Purpose
Euro	18,216,530	33,150,213	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	8,500,000	6,000,000	Other income, net	Accounts Payable and Receivable Settlement
Australian Dollar	1,118,729	7,569,912	Other income, net	Accounts Payable and Receivable Settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011 was as follows:

		ASSET DERIVATIVES
		March 31, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.5	$0.6
Interest rate swap contracts: Fixed-to-float	Other non-current assets	—	0.5
Interest rate cap contracts	Other non-current assets	0.1	0.3
Total derivatives designated as hedging instruments		$1.6	$1.4

		ASSET DERIVATIVES
		March 31, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.1	$0.1
Total derivatives NOT designated as hedging instruments		$0.1	$0.1

Total asset derivatives		$1.7	$1.5

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011 was as follows:

		LIABILITY DERIVATIVES
		March 31, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$2.5	$5.2
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	3.1	—
Commodity contracts	Accounts payable and accrued expenses	1.6	2.5
Total derivatives designated as hedging instruments		$7.2	$7.7

		LIABILITY DERIVATIVES
		March 31, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.9	$1.6
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	7.3	9.5
Total derivatives NOT designated as hedging instruments		$8.2	$11.1

Total liability derivatives		$15.4	$18.8

The effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	March 31, 2012	March 31, 2011	OCI into Income (Effective Portion)	March 31, 2012	March 31, 2011
Foreign exchange contracts	$2.2	$1.9	Cost of sales	$(0.8)	$0.7
Interest rate swap & cap contracts	(0.1)	1.1	Interest expense	—	(2.6)
Commodity contracts	2.5	(0.1)	Cost of sales	(0.7)	0.1
Total	$4.6	$2.9		$(1.5)	$(1.8)

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	March 31, 2012	March 31, 2011
Commodity contracts	Cost of sales	$(0.1)	$—
Total		$(0.1)	$—

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	March 31, 2012	March 31, 2011
Foreign exchange contracts	Other income	$(0.8)	$(2.1)
Interest rate swaps	Other income	2.3	—
Total		$1.5	$(2.1)

The effect of Fair Market Value designated derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	March 31, 2012	March 31, 2011
Interest rate swap contracts	Interest expense	$(3.8)	$—
Total		$(3.8)	$—

5. Inventories

The components of inventories at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
(in millions)	2012	2011
Inventories — gross:
Raw materials	$252.0	$249.7
Work-in-process	204.9	168.1
Finished goods	429.8	357.6
Total inventories — gross	886.7	775.4
Excess and obsolete inventory reserve	(77.1)	(75.3)
Net inventories at FIFO cost	809.6	700.1
Excess of FIFO costs over LIFO value	(32.5)	(31.4)
Inventories — net	$777.1	$668.7

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2011 and three months ended March 31, 2012 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2011	$279.0	$1,414.5	$1,693.5
Restructuring reserve adjustment	—	(3.0)	(3.0)
Foreign currency impact	(5.1)	(0.3)	(5.4)
Gross balance as of December 31, 2011	$273.9	$1,411.2	$1,685.1
Asset impairments	—	(520.3)	(520.3)
Net balance as of December 31, 2011	$273.9	$890.9	$1,164.8

Foreign currency impact	$3.8	$0.2	$4.0
Gross balance as of March 31, 2012	$277.7	$1,411.4	$1,689.1
Asset impairments	—	(520.3)	(520.3)
Net balance as of March 31, 2012	$277.7	$891.1	$1,168.8

The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other.”  Under ASC Topic 350, goodwill is not amortized; however, the company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which are Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes China; Cranes Greater Asia Pacific; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

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

The gross carrying amount, accumulated amortization and net book value of the company’s intangible assets other than goodwill were as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$317.6	$—	$317.6	$315.0	$—	$315.0
Customer relationships	438.1	(79.7)	358.4	437.7	(73.8)	363.9
Patents	33.7	(24.3)	9.4	33.1	(23.3)	9.8
Engineering drawings	11.3	(7.7)	3.6	11.1	(7.3)	3.8
Distribution network	20.7	—	20.7	20.4	—	20.4
Other intangibles	183.8	(47.1)	136.7	182.7	(43.8)	138.9
Total	$1,005.2	$(158.8)	$846.4	$1,000.0	$(148.2)	$851.8

Amortization expense for the three months ended March 31, 2012 and 2011 was $9.6 million and $9.7 million, respectively. Amortization expense related to intangible assets for each of the five succeeding years is estimated to be approximately $40 million per year.

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
(in millions)	2012	2011
Trade accounts payable and interest payable	$498.1	$482.2
Employee related expenses	109.4	96.7
Restructuring expenses	20.9	21.9
Profit sharing and incentives	13.4	33.4
Accrued rebates	27.7	39.3
Deferred revenue - current	21.3	27.0
Derivative liabilities	12.3	18.8
Income taxes payable	5.4	—
Miscellaneous accrued expenses	142.0	150.5
	$850.5	$869.8

8. Debt

Outstanding debt at March 31, 2012 and December 31, 2011 is summarized as follows:

(in millions)	March 31, 2012	December 31, 2011
Revolving credit facility	$149.0	$—
Term loan A	323.8	332.5
Term loan B	332.0	332.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	406.9	407.7
Senior notes due 2020	609.7	613.5
Other	72.0	54.3
Total debt	2,043.4	1,890.0
Less current portion and short-term borrowings	(99.2)	(79.1)
Long-term debt	$1,944.2	$1,810.9

The company’s Senior Credit Facility originally became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The balance of Term Loan X was repaid in 2009.  On May 13, 2011, the company amended and extended the maturities of its Senior Credit Facility and by entering into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility.”)

The Senior Credit Facility currently includes three different loan facilities.  The first is a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.  Including interest rate caps at March 31, 2012, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.25% and 4.25%, respectively.  Excluding interest rate caps, Term Loan A and Term Loan B interest rates were 3.25% and 4.25% respectively, at March 31, 2012.

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

The company has three series of Senior Notes outstanding, including the 2013, 2018, and 2020 Notes (collectively the “Senior

Notes”).  Each series of Senior Notes is an unsecured senior obligation ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries; which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.

On March 31, 2012, the company had outstanding $150.0 million of 7.125% Senior Notes due 2013 (the “2013 Notes”).  Interest on the 2013 Notes is payable semiannually in May and November each year. The 2013 Notes can be redeemed by the company in whole or in part for a premium on or after November 1, 2008.  As of November 1, 2011, the company is permitted to redeem the 2013 Notes in whole or in part at any time with no prepayment premium.

On February 8, 2010, the company completed the sale of $400.0 million aggregate principal amount of its 9.50% Senior Notes due 2018 (the “2018 Notes”). Net proceeds of $392.0 million from this offering were used to partially pay down ratably the then outstanding balances on Term Loan A and Term Loan B.  Interest on the 2018 Notes is payable semiannually in February and August of each year.  The 2018 Notes may be redeemed in whole or in part by the company for a premium at any time on or after February 15, 2014.  The following would be the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2018 Notes during the 12-month period commencing on February 15 of the year set forth below:

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

On October 18, 2010, the company completed the sale of $600.0 million aggregate principal amount of its 8.50% Senior Notes due 2020 (the “2020 Notes”). Net proceeds of $583.7 million from this offering were used to pay down ratably the then outstanding balances of Term Loans A and B.  Interest on the 2020 Notes is payable semi-annually in May and November of each year. The company may redeem the 2020 Notes in whole or in part for a premium at any time on or after November 1, 2015.  The following would be the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2020 Notes during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2015	104.250%
2016	102.833%
2017	101.417%
2018 and thereafter	100.000%

In addition, at any time, or from time to time, on or prior to November 1, 2013, the company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the principal amount of the 2020 Notes outstanding at a redemption price of 108.5% of the principal amount thereof, plus accrued but unpaid interest, if any, to the date of redemption; provided that (1) at least 65% of the principal amount of the 2020 Notes outstanding remains outstanding immediately after any such redemption; and (2) the company makes such redemption not more than 90 days after the consummation of any such public offering.

The balance sheet values of the 2018 and 2020 Notes at March 31, 2012 and December 31, 2011 are not equal to the face value of the Notes due to the fact that the fair market value of the interest rate hedges on these Notes are included in the balance sheet value.

As of March 31, 2012, the company had outstanding $72.0 million of other indebtedness that has a weighted-average interest rate of approximately 6.5%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

As of June 30, 2011, the company offset all of its previous interest rate swaps against Term Loan A and B interest due to the amendment of its Senior Credit Facility.  As of March 31, 2012, the company had outstanding $450.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.  The company is also party to various fixed-to-float interest rate swaps in connection with its 2018 and 2020 Notes.  At March 31, 2012, $200.0 million and $300.0 million of the 2018 and 2020 Notes respectively, were swapped to floating rate interest,  The 2018 Notes accrue interest at a rate of 9.50% on the fixed portion and 7.45% plus the six-month LIBOR reset in arrears on the variable portion. The 2020 Notes accrue interest at a rate of 8.50% on the fixed portion and 6.02% plus the six-month LIBOR reset in arrears on the variable portion. At March 31, 2012, the weighted average interest rates for the 2018 and 2020 Notes taking into consideration the impact of floating rate hedges, was 8.84% and 7.62%, respectively.  Both aforementioned swap contracts of the 2018 and 2020 Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination cash settlement at five years from the trade date.

As of March 31, 2012, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2013 Notes, the 2018 Notes, and the 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of March 31, 2012 our Consolidated Senior Secured Leverage Ratio was 2.86:1, while the maximum ratio is 3.75:1 and our Consolidated Interest Coverage Ratio was 2.65:1, above the minimum ratio of 1.75:1.

9. Accounts Receivable Securitization

Effective September 27, 2011, the company entered into a Third Amended and Restated Receivables Purchase Agreement related to its accounts receivable securitization program with various lenders and servicers.  The company’s accounts receivable securitization program has a maximum capacity of $125.0 million and includes certain of the company’s U.S., Canadian and German Foodservice and U.S. Crane segment businesses.  Trade accounts receivables sold to a third-party financial institution (“Purchaser”) and being serviced by the company totaled $123.0 million at March 31, 2012 and $121.1 million at December 31, 2011.

Transactions under the accounts receivable securitization program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e. 60 days) as noted below.

Due to an average collection cycle of less than 60 days for such accounts receivable as well as the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded at March 31, 2012 and December 31, 2011 was $73.2 million and $40.3 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The accounts receivable securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the New Senior Credit Facility.  As of March 31, 2012, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the accounts receivable securitization program.  Based on our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

10.  Income Taxes

For the three months ended March 31, 2012, the company recorded an income tax expense of $12.4 million, as compared to an income tax expense of $1.4 million for the three months ended March 31, 2011.  The increase in the company’s tax expense for the three months ended March 31, 2012 relative to the prior year resulted primarily from an increase in pre-tax earnings.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.

The company’s unrecognized tax benefits, excluding interest and penalties, were $56.7 million as of March 31, 2012, and $45.4 million as of March 31, 2011.  All of the company’s unrecognized tax benefits as of March 31, 2012, if recognized, would impact income tax expense. It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months.  Settlement of these matters may have a material effect on the company’s consolidated results of operations, financial positions, or cash flows.

There have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.

11.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2012	2011
Basic weighted average common shares outstanding	130,550,681	130,448,118
Effect of dilutive securities - stock options and restricted stock	3,131,095	—
Diluted weighted average common shares outstanding	133,681,776	130,448,118

For the three months ended March 31, 2011, the total number of potential dilutive securities was 3.3 million.  However, these securities were not included in the computation of diluted net loss per common share for the three months ended March 31, 2011, since to do so would decrease the loss per share.  In addition, for the three months ended March 31, 2012 and 2011, 3.5 million and 2.9 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were also excluded from the calculation of diluted earnings per share.

No dividends were paid during each of the three-month periods ended March 31, 2012 and March 31, 2011.

12.  Stockholders’ Equity

The following is a roll forward of retained earnings and noncontrolling interest for the three months ended March 31, 2012 and 2011:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2011	$113.6	$(9.9)
Net earnings (loss)	0.1	(1.9)
Balance at March 31, 2012	$113.7	$(11.8)

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2010	$134.7	$(3.4)
Net earnings (loss)	(52.4)	(0.9)
Balance at March 31, 2011	$82.3	$(4.3)

Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of March 31, 2012, the company has purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization; however, the company has not purchased any shares of its common stock under this authorization since 2006.

13.  Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation expense was $4.9 million and $3.6 million for the three-months ended March 31, 2012 and 2011, respectively.  The company granted options to acquire 0.7 million and 1.0 million shares of common stock to officers and employees during the first quarters of 2012 and 2011, respectively.  The company does not currently grant options to directors; however, prior to 2011, any option grants to directors were exercisable immediately upon granting and expire ten years subsequent to the grant date.  For all outstanding grants made to officers and employees prior to 2011, options become exercisable in 25% increments annually over a four-year period beginning on the second anniversary of the grant date and expire ten years subsequent to the grant date.  For directors, and starting with 2011 grants to officers, any options become exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years subsequent to the grant date.  In addition, the company issued a total of 0.2 million and 0.3 million shares of restricted stock to directors, officers and employees during the first quarter of 2012 and 2011, respectively.  The restrictions on all shares of restricted stock expire on the third anniversary of the applicable grant date.

Performance shares granted are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year.  The performance shares granted in

2011 are earned based on the extent to which performance goals are met by the company over a two-year period from January 1, 2011 to December 31, 2012.  The performance goals for the performance shares granted in 2011 are based fifty percent (50%) on EVA®  performance and fifty percent (50%) on debt reduction over the two-year period.  Seventy-five percent (75%) of the shares earned by an employee will be paid out after the end of the two-year period and the remaining twenty-five percent (25%) of the shares earned are subject to the further requirement that the employee be continuously employed by the company during the entire 2013 calendar year.  If that criterion is met then the twenty-five percent (25%) will be paid out to the employee after the end of the 2013 calendar year.  The performance shares granted in 2012 are earned based on the extent which performance goals are met by the company over a three-year period from January 1, 2012 to December 31, 2014.  The performance goals for the performance shares granted in 2012 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on improvement in the company’s total leverage ratio over the three-year period.  Depending on the foregoing factors, the number of shares awarded could range from zero to 0.9 million and zero to 0.7 million for the 2011 and 2012 performance share grants, respectively.

The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period for the entire award.

14.  Contingencies and Significant Estimates

As of March 31, 2012, the company held reserves for environmental matters related to Enodis locations of approximately $1.1 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in the aggregate.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of March 31, 2012, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of March 31, 2012, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheet at March 31, 2012 were $27.9 million; $5.7 million was reserved specifically for actual cases and $22.2 million for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2012 and December 31, 2011, the company had reserved $104.2 million and $104.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.

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

The company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution, individually and in the aggregate, is not expected to have a material adverse effect on the company’s financial condition, results of operations, or cash flows.

15. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at March 31, 2012 and December 31, 2011 was $54.1 million and $61.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at March 31, 2012 and December 31, 2011 was $77.8 million and $89.5 million, respectively.  These amounts are not reduced for amounts the company would recover from repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2015.

During the three months ended March 31, 2012 and 2011, the company sold no additional long term notes receivable to third party financing companies. Related to notes sold in other periods, the company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the three months ended March 31, 2012 and 2011, the customers paid $9.0 million and $0.7 million, respectively, on the notes to the third party financing companies.  As of March 31, 2012 and December 31, 2011, the outstanding balance of the notes receivable guaranteed by the company was $5.5 million and $14.1 million, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the three months ended March 31, 2012 and the year ended December 31, 2011:

(in millions)	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Balance at beginning of period	$104.4	$99.9
Accruals for warranties issued during the period	13.5	66.8
Settlements made (in cash or in kind) during the period	(14.4)	(62.3)
Currency translation	0.7	—
Balance at end of period	$104.2	$104.4

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

The components of periodic benefit costs for the three months ended March 31, 2012 and March 31, 2011 are as follows:

	Three Months Ended March 31, 2012
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2
Interest cost of projected benefit obligations	2.5	2.5	0.7
Expected return on plan assets	(2.5)	(2.0)	—
Amortization of actuarial net (gain) loss	0.7	0.2	0.1
Net periodic benefit costs	$0.7	$1.2	$1.0

	Three Months Ended March 31, 2011
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.4	$0.2
Interest cost of projected benefit obligations	2.6	2.6	0.8
Expected return on plan assets	(2.4)	(2.2)	—
Amortization of actuarial net (gain) loss	0.4	0.1	0.1
Net periodic benefit costs	$0.6	$0.9	$1.1

17. Restructuring

The following is a rollforward of all restructuring activities relating to the Crane segment for the three-month period ended March 31, 2012 (in millions):

Restructuring Reserve Balance as of December 31, 2011	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of March 31, 2012
$4.3	$—	$(1.0)	$—	$3.3

The following is a rollforward of all restructuring activities relating to the Foodservice segment for the three-month period ended March 31, 2012 (in millions):

Restructuring Reserve Balance as of December 31, 2011	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of March 31, 2012
$17.6	$—	$—	$—	$17.6

During the first and fourth quarter of 2011, the company determined that certain restructuring actions originally contemplated in conjunction with the acquisition of Enodis in October 2008 were no longer necessary.  Accordingly, the company adjusted the excess reserves of $5.1 million to goodwill.

18. Recent Accounting Changes and Pronouncements

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the company’s annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not significantly impact the company’s consolidated financial statements.

In June 2011 and December 2011, the FASB issued an update to ASC Topic No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and has been incorporated into these financial statements.

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

	Three Months Ended
	March 31,
(in millions)	2012	2011
Net sales:
Crane	$507.9	$392.8
Foodservice	352.2	339.4
Total net sales	$860.1	$732.2
Earnings (loss) from operations:
Crane	$20.9	$10.8
Foodservice	43.3	33.2
Corporate expense	(16.0)	(13.4)
Restructuring expense	(0.6)	(0.8)
Other	—	(0.1)
Operating earnings from operations	$47.6	$29.7

Crane segment operating earnings for the three months ended March 31, 2012 and 2011 includes amortization expense of $1.6 million and $1.6 million, respectively.  Foodservice segment operating earnings for the three months ended March 31, 2012 and 2011 includes amortization expense of $8.0 million and $8.1 million, respectively.

As of March 31, 2012 and December 31, 2011, the total assets by segment were as follows:

(in millions)	March 31, 2012	December 31, 2011
Crane	$1,816.5	$1,698.8
Foodservice	1,992.3	2,201.2
Corporate	306.9	65.2
Total	$4,115.7	$3,965.2

20.  Subsidiary Guarantors of 2013 Notes, 2018 Notes and 2020 Notes

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

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$584.1	$416.2	$(140.2)	$860.1
Costs and expenses:
Cost of sales	—	447.9	346.2	(140.2)	653.9
Engineering, selling and administrative expenses	15.4	60.0	73.0	—	148.4
Restructuring expense	—	0.1	0.5	—	0.6
Amortization expense	—	7.8	1.8	—	9.6
Equity in (earnings) loss of subsidiaries	(9.4)	(14.4)	—	23.8	—
Total costs and expenses	6.0	501.4	421.5	(116.4)	812.5

Operating earnings (loss) from continuing operations	(6.0)	82.7	(5.3)	(23.8)	47.6

Other income (expenses):
Interest expense	(32.1)	(0.5)	(2.4)	—	(35.0)
Management fee income (expense)	15.4	(18.5)	3.1	—	—
Other income (expense), net	17.0	(17.9)	(0.8)	—	(1.7)
Total other income (expenses)	0.3	(36.9)	(0.1)	—	(36.7)

Earnings (loss) from continuing operations before taxes on earnings	(5.7)	45.8	(5.4)	(23.8)	10.9
Provision (benefit) for taxes on income	(5.8)	12.0	6.2	—	12.4
Earnings (loss) from continuing operations	0.1	33.8	(11.6)	(23.8)	(1.5)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Net earnings (loss)	0.1	33.5	(11.6)	(23.8)	(1.8)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(1.9)	—	(1.9)
Net earnings (loss) attributable to Manitowoc	$0.1	$33.5	$(9.7)	$(23.8)	$0.1

Comprehensive income (loss) attributable to Manitowoc	$19.7	$33.5	$(6.2)	$(27.3)	$19.7

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$433.3	$369.9	$(71.0)	$732.2
Costs and expenses:
Cost of sales	—	320.5	302.2	(71.0)	551.7
Engineering, selling and administrative expenses	12.9	57.7	69.6	—	140.2
Restructuring expense	—	—	0.8	—	0.8
Amortization expense	—	7.7	2.0	—	9.7
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	23.6	(7.7)	—	(15.9)	—
Total costs and expenses	36.5	378.3	374.6	(86.9)	702.5

Operating earnings (loss) from continuing operations	(36.5)	55.0	(4.7)	15.9	29.7

Other income (expenses):
Interest expense	(40.4)	(0.4)	(2.0)	—	(42.8)
Loss on debt extinguishment	(3.6)	—	—	—	(3.6)
Management fee income (expense)	11.6	(14.2)	2.6	—	—
Other income (expense), net	1.5	(10.1)	9.5	—	0.9
Total other income (expenses)	(30.9)	(24.7)	10.1	—	(45.5)

Earnings (loss) from continuing operations before taxes on earnings	(67.4)	30.3	5.4	15.9	(15.8)
Provision (benefit) for taxes on earnings	(15.0)	8.9	7.5	—	1.4
Earnings (loss) from continuing operations	(52.4)	21.4	(2.1)	15.9	(17.2)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.1)	(2.6)	—	(2.7)
Loss on sale of discontinued operations, net of income taxes	—	(33.4)	—	—	(33.4)
Net earnings (loss)	(52.4)	(12.1)	(4.7)	15.9	(53.3)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(0.9)	—	(0.9)
Net earnings (loss) attributable to Manitowoc	$(52.4)	$(12.1)	$(3.8)	$15.9	$(52.4)

Comprehensive income (loss) attributable to Manitowoc	$(14.0)	$(12.4)	$(9.9)	$22.3	$(14.0)

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of March 31, 2012

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$7.7	$12.6	$50.5	$—	$70.8
Marketable securities	2.7	—	—	—	2.7
Restricted cash	6.4	—	0.7	—	7.1
Accounts receivable — net	0.1	42.6	276.5	—	319.2
Intercompany interest receivable	105.0	3.1	—	(108.1)	—
Intercompany notes receivable	197.4	—	—	(197.4)	—
Inventories — net	—	331.8	445.3	—	777.1
Deferred income taxes	98.0	—	21.3	—	119.3
Other current assets	2.3	7.2	88.9	—	98.4
Total current assets	419.6	397.3	883.2	(305.5)	1,394.6

Property, plant and equipment — net	7.3	287.9	267.7	—	562.9
Goodwill	—	961.0	207.8	—	1,168.8
Other intangible assets — net	—	663.5	182.9	—	846.4
Intercompany long-term receivable	1,362.1	158.5	885.4	(2,406.0)	—
Intercompany accounts receivable	—	1,252.8	1,618.8	(2,871.6)	—
Other non-current assets	55.6	7.5	79.9	—	143.0
Investment in affiliates	4,099.5	3,405.9	—	(7,505.4)	—
Total assets	$5,944.1	$7,134.4	$4,125.7	$(13,088.5)	$4,115.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$66.5	$394.7	$389.3	$—	$850.5
Short-term borrowings and securitization liabilities	36.7	0.7	61.8	—	99.2
Intercompany interest payable	3.1	91.9	13.1	(108.1)	—
Product warranties	—	55.2	39.2	—	94.4
Customer advances	—	7.7	19.4	—	27.1
Intercompany notes payable	—	197.4	—	(197.4)	—
Product liabilities	—	23.6	4.3	—	27.9
Total current liabilities	106.3	771.2	527.1	(305.5)	1,099.1

Non-Current Liabilities:
Long-term debt, less current portion	1,902.7	3.5	38.0	—	1,944.2
Deferred income taxes	200.3	—	15.6	—	215.9
Pension obligations	57.1	12.2	20.4	—	89.7
Postretirement health and other benefit obligations	56.3	—	4.1	—	60.4
Long-term deferred revenue	—	7.1	25.7	—	32.8
Intercompany long-term note payable	183.3	1,247.5	975.2	(2,406.0)	—
Intercompany accounts payable	2,813.5	—	58.1	(2,871.6)	—
Other non-current liabilities	115.0	37.4	23.4	—	175.8
Total non-current liabilities	5,328.2	1,307.7	1,160.5	(5,277.6)	2,518.8

Equity
Manitowoc stockholders’ equity	509.6	5,055.5	2,449.9	(7,505.4)	509.6
Noncontrolling interest	—	—	(11.8)	—	(11.8)
Total equity	509.6	5,055.5	2,438.1	(7,505.4)	497.8
Total liabilities and equity	$5,944.1	$7,134.4	$4,125.7	$(13,088.5)	$4,115.7

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4.2	$8.5	$55.9	$—	$68.6
Marketable securities	2.7	—	—	—	2.7
Restricted cash	6.4	—	0.8	—	7.2
Accounts receivable — net	0.1	41.2	255.7	—	297.0
Intercompany interest receivable	89.0	3.2	—	(92.2)	—
Inventories — net	—	312.4	356.3	—	668.7
Deferred income taxes	99.4	—	18.4	—	117.8
Other current assets	1.6	5.5	70.7	—	77.8
Total current assets	203.4	370.8	757.8	(92.2)	1,239.8

Property, plant and equipment — net	7.6	287.8	272.8	—	568.2
Goodwill	—	961.0	203.8	—	1,164.8
Other intangible assets — net	—	671.1	180.7	—	851.8
Intercompany long-term receivable	1,544.0	158.5	819.5	(2,522.0)	—
Intercompany accounts receivable	—	1,252.5	1,661.1	(2,913.6)	—
Other non-current assets	56.9	7.8	75.9	—	140.6
Investment in affiliates	4,045.0	3,399.2	—	(7,444.2)	—
Total assets	$5,856.9	$7,108.7	$3,971.6	$(12,972.0)	$3,965.2

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$71.7	$402.3	$395.8	$—	$869.8
Short-term borrowings and securitization liabilities	35.0	0.7	43.4	—	79.1
Intercompany interest payable	3.2	86.0	3.0	(92.2)	—
Product warranties	—	52.9	40.9	—	93.8
Customer advances	—	11.7	23.4	—	35.1
Product liabilities	—	22.7	4.1	—	26.8
Total current liabilities	109.9	576.3	510.6	(92.2)	1,104.6

Non-Current Liabilities:
Long-term debt, less current portion	1,800.6	3.6	6.7	—	1,810.9
Deferred income taxes	200.3	—	15.5	—	215.8
Pension obligations	55.8	12.7	22.1	—	90.6
Postretirement health and other benefit obligations	55.9	—	3.9	—	59.8
Long-term deferred revenue	—	5.9	28.3	—	34.2
Intercompany long-term note payable	183.3	1,379.9	958.8	(2,522.0)	—
Intercompany accounts payable	2,855.7	—	57.9	(2,913.6)	—
Other non-current liabilities	112.0	39.1	24.7	—	175.8
Total non-current liabilities	5,263.6	1,441.2	1,117.9	(5,435.6)	2,387.1

Equity
Manitowoc stockholders’ equity	483.4	5,091.2	2,353.0	(7,444.2)	483.4
Noncontrolling interest	—	—	(9.9)	—	(9.9)
Total equity	483.4	5,091.2	2,343.1	(7,444.2)	473.5
Total liabilities and equity	$5,856.9	$7,108.7	$3,971.6	$(12,972.0)	$3,965.2

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(20.5)	$7.6	$(116.7)	$—	$(129.6)
Cash provided by (used for) operating activities of discontinued operations	—	(0.3)	—	—	(0.3)
Net cash provided by (used for) operating activities	(20.5)	7.3	(116.7)	—	(129.9)

Cash Flows from Investing:
Capital expenditures	(0.3)	(5.7)	(8.2)	—	(14.2)
Restricted cash	(0.1)	—	0.2	—	0.1
Intercompany investments	(84.3)	(31.4)	79.0	36.7	—
Net cash provided by (used for) investing activities	(84.7)	(37.1)	71.0	36.7	(14.1)

Cash Flows from Financing:
Proceeds from revolving credit facility—net	117.0	—	30.9	—	147.9
Proceeds from long-term debt	—	—	34.2	—	34.2
(Payments on) long-term debt	(9.4)	(0.2)	(17.1)	—	(26.7)
Proceeds from (payments on) notes financing—net	—	(0.6)	(10.9)	—	(11.5)
Debt issue costs	(0.1)	—	—	—	(0.1)
Intercompany financing	—	34.7	2.0	(36.7)	—
Options exercised	1.2	—	—	—	1.2
Net cash provided by (used for) financing activities	108.7	33.9	39.1	(36.7)	145.0

Effect of exchange rate changes on cash	—	—	1.2	—	1.2

Net increase (decrease) in cash and cash equivalents	3.5	4.1	(5.4)	—	2.2

Balance at beginning of period	4.2	8.5	55.9	—	68.6
Balance at end of period	$7.7	$12.6	$50.5	$—	$70.8

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(30.3)	$(45.8)	$(60.0)	$—	$(136.1)
Cash provided by (used for) operating activities of discontinued operations	—	(0.2)	(18.0)	—	(18.2)
Net cash provided by (used for) operating activities	(30.3)	(46.0)	(78.0)	—	(154.3)

Cash Flows from Investing:
Capital expenditures	(0.2)	(3.4)	(4.0)	—	(7.6)
Restricted cash	(0.2)	—	(0.2)	—	(0.4)
Proceeds from sale of business	—	143.6	—	—	143.6
Proceeds from sale of property, plant and equipment	—	—	0.8	—	0.8
Intercompany investments	78.9	(113.4)	20.9	13.6	—
Net cash provided by (used for) investing activities	78.5	26.8	17.5	13.6	136.4

Cash Flows from Financing:
Proceeds from revolving credit facility—net	75.3	—	36.7	—	112.0
Proceeds from long-term debt	—	—	29.7	—	29.7
(Payments on) long-term debt	(124.0)	(0.4)	(11.3)	—	(135.7)
Proceeds from (payments on) notes financing—net	—	(0.7)	—	—	(0.7)
Intercompany financing	(0.1)	9.5	4.2	(13.6)	—
Options exercised	0.7	—	—	—	0.7
Net cash provided by (used for) financing activities	(48.1)	8.4	59.3	(13.6)	6.0

Effect of exchange rate changes on cash	—	—	0.6	—	0.6

Net increase (decrease) in cash and cash equivalents	0.1	(10.8)	(0.6)	—	(11.3)

Balance at beginning of period	5.3	19.7	58.7	—	83.7
Balance at end of period	$5.4	$8.9	$58.1	$—	$72.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Analysis of Net Sales

The following table presents net sales by business segment:

	Three Months Ended
	March 31,
(in millions)	2012	2011
Net sales:
Crane	$507.9	$392.8
Foodservice	352.2	339.4
Total net sales	$860.1	$732.2

Consolidated net sales for the three months ended March 31, 2012 increased 17.5% to $860.1 million from $732.2 million for the same period in 2011.  The increase in consolidated net sales was due to stronger performance in both the Crane and Foodservice segments, primarily driven by the 29.3% increase in Crane segment revenues as compared to the same period in 2011.

Crane segment net sales increased 29.3% for the three months ended March 31, 2012 to $507.9 million versus $392.8 million for the same period in 2011.  The sales improvement was primarily driven by performance in the Americas, Greater Asia Pacific (GAP) and Europe, Middle East and Africa (EMEA) regions, partially offset by a sales decrease in China.  The continued strength in North America, Latin America and GAP, along with a modest improvement in EMEA resulted in higher sales across all product lines, except for Crawlers, compared to the prior year.

As of March 31, 2012, total Crane segment backlog was $931.0 million, a 22.4% increase over the December 31, 2011 backlog of $760.5 million and a 16.4% increase over the March 31, 2011 backlog of $799.9 million.  The backlog increase at March 31, 2012 compared to December 31, 2011 and March 31, 2011 was primarily driven by robust order activity in North America and Latin America as a result of continued improvements in end market demand in those regions due to strength in the energy and infrastructure sectors.

Net sales from the Foodservice segment for the three months ended March 31, 2012 increased 3.8% to $352.2 million versus $339.4 million for the same time period in 2011.  Increased net sales were driven by increased volume across most product lines in the Americas region.  This volume increase was partially offset by a decline in new product rollouts in the first quarter of 2012 versus the same period in 2011.  In addition, Foodservice segment sales for the three months ended March 31, 2012 received $1.9 million unfavorable impact from the volatility of foreign currencies in relation to the U.S. Dollar.

Analysis of Operating Earnings

The following table presents operating earnings by business segment:

	Three Months Ended
	March 31,
(in millions)	2012	2011
Earnings from operations:
Crane	$20.9	$10.8
Foodservice	43.3	33.2
Corporate expense	(16.0)	(13.4)
Restructuring expense	(0.6)	(0.8)
Other	—	(0.1)
Total	$47.6	$29.7

Consolidated gross profit for the three months ended March 31, 2012 was $206.2 million, an increase of $25.7 million as compared to the $180.5 million of consolidated gross profit for the same period in 2011.  This increase in consolidated gross profit was due to a 28% increase in Crane segment gross profit and a 5% increase in Foodservice segment gross profit compared to the prior year period.  For the three months ended March 31, 2012 versus the same period in 2011, the Crane segment gross profit increased $20.2 million while Foodservice segment gross profit increased $5.5 million.

For the three month period ended March 31, 2012 versus the same period in 2011, the Crane segment gross profit increased by $20.2 million.  The increase in Crane segment gross profit was attributable to higher sales volumes, favorable mix of products sold and the impact of 2011 price increases, partially offset by higher material and labor costs.

For the three months ended March 31, 2012, the Foodservice segment gross profit increased $5.5 million versus the same period last year.  The increase in Foodservice segment gross profit was driven by increased sales volumes and cost reducing lean initiatives, partially offset by increases in direct material costs.

For the three months ended March 31, 2012, engineering, selling and administrative (ES&A) expenses increased $8.2 million to $148.4 million versus $140.2 million for the three months ended March 31, 2011.  Increases in ES&A expenses at Cranes and Corporate were primarily due to engineering headcount additions in Cranes and other employee-related costs.  These increases were offset at Foodservice due to the impact of certain 2011 headcount reductions, a one-time favorable pension adjustment and tradeshows expenses that occurred in 2011 and did not recur in 2012.

For the three months ended March 31, 2012, the Crane segment reported operating earnings of $20.9 million compared to $10.8 million for the three months ended March 31, 2011.  Crane segment operating earnings increased primarily due to higher volume and favorable pricing, which was only partially offset by higher material and labor costs and increases in ES&A.

For the three months ended March 31, 2012, the Foodservice segment reported operating earnings of $43.3 million compared to $33.2 million for the three months ended March 31, 2011.  Foodservice segment operating earnings expansion related to the increase in gross profit, the impact of certain 2011 headcount reductions, tradeshows that occurred in 2011 and was further impacted because a certain new product rollout did not recur in the quarter ended March 31, 2012.

For the three months ended March 31, 2012, corporate expenses were $16.0 million compared to $13.4 million for the three months ended March 31, 2011.  Corporate expenses increased due to higher employee benefit and other employee-related costs.

The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other.”  Under ASC Topic 350, goodwill is no longer amortized; however, the company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which are Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes China; Cranes Greater Asia Pacific; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, using a fair-value method based on the present value of future cash flows, which involves management’s judgment and assumptions about cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Further deterioration in the market or actual results compared to the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s consolidated balance sheet and results of operations.  There was no impairment charge for the three months ended March 31, 2012.

Analysis of Non-Operating Income Statement Items

The loss on debt extinguishment of $3.6 million for the quarter ended March 31, 2011 was a result of the write off of deferred financing fees due to the partial early pay down on the outstanding balances of Term Loan A and Term Loan B during the quarter.

Interest expense for the first three months of 2012 was $33.0 million versus $39.4 million for the first three months ended March 31, 2011.  The decrease in interest expense for the first quarter of 2012 was a result of the debt reduction and the impact of the debt refinancing which lowered the weighted average interest rates over the same period in 2011.  Amortization expenses for deferred financing fees were $2.0 million for the quarter ended March 31, 2012 as compared to $3.4 million in the quarter ended March 31, 2011.  The lower expense in the first quarter of 2012 was related to the lower balance of deferred financing fees as a result of the accelerated pay downs of Term Loans in 2011.

Other expense, net for the three-months ended March 31, 2012 was $1.7 million versus net income of $0.9 million for the same period ended March 31, 2011.  The increase in other expenses in the first quarter of 2012 relative to the first quarter of 2011 was primarily due to the volatility of foreign currency exchange rates.

For the three months ended March 31, 2012, the company recorded income tax expense in continuing operations of $12.4 million, as compared to an income tax expense of $1.4 million for the three months ended March 31, 2011.  The increase in the company’s tax expense for the three months ended March 31, 2012 relative to the prior year resulted primarily from an increase in pre-tax earnings.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.  Applying the provisions of ASC 740 may result in varying effective tax rates by quarter, which is primarily caused by the jurisdictional mix of income in countries with varying statutory rates, timing of the company’s earnings, and losses in certain jurisdictions where the company cannot recognize tax benefits.  The company anticipates its effective tax rate will return to more normalized levels throughout the remaining quarters of 2012.

The company’s unrecognized tax benefits, excluding interest and penalties, were $56.7 million as of March 31, 2012, and $45.4 million as of March 31, 2011.  All of the company’s unrecognized tax benefits as of March 31, 2012, if recognized, would impact income tax expense. It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months.  Settlement of these matters may have a material effect on the company’s consolidated results of operations, financial positions, or cash flows.

There have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.

The result from loss on sale from discontinued operations was $33.4 million for the three months ended March 31, 2011.  The loss was primarily attributable to the tax expense of $29.7 million on the sale of the Kysor/Warren businesses in January 2011.

Financial Condition

First Three Months of 2012

Cash and cash equivalents balance as of March 31, 2012 totaled $70.8 million, which was an increase of $2.2 million from the December 31, 2011 balance of $68.6 million.  Cash flow used for operating activities of continuing operations for the first three months of 2012 was $129.6 million compared to cash used of continuing operations of $136.1 million for the first three months of 2011.  During the first three months of 2012, cash flow from continuing operations was used primarily for working capital to support increased order activity in both segments.  Inventory increases resulted in a use of cash of $100.6 million, partially offset by increased payables of $6.9 million; while cash of $18.6 million was used for increased receivables due to the increased sales of both segments.

Capital expenditures during the first three months of 2012 were $14.2 million versus $7.6 million during the first three months of 2011.  The majority of the capital expenditures were related to our new facility in Brazil, and machinery and equipment purchases for the Crane and Foodservice segments.

First Three Months of 2011

Cash and cash equivalents balance as of March 31, 2011 totaled $72.4 million, which was a decrease of $11.3 million from the December 31, 2010 balance of $83.7 million.  Cash flow used for operating activities of continuing operations for the first three months of 2011 was $136.1 million compared to cash used of $67.4 million for the first three months of 2010.  During the first three months of 2011, cash flow from continuing operations was used to support increased order activity in both segments.  Inventory increases resulted in a use of cash of $108.7 million, partially offset by increased payables of $53.2 million, while cash of $63.1 million used for increased receivables reflected the increased sales of both segments.

Capital expenditures during the first three months of 2011 was $7.6 million versus $8.0 million during the first three months of 2010.  The majority of the capital expenditures were related to machinery and equipment purchases and major repairs, for the Crane and Foodservice segments.

Liquidity and Capital Resources

Outstanding debt at March 31, 2012 and December 31, 2011 is summarized as follows:

(in millions)	March 31, 2012	December 31, 2011
Revolving credit facility	$149.0	$—
Term loan A	323.8	332.5
Term loan B	332.0	332.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	406.9	407.7
Senior notes due 2020	609.7	613.5
Other	72.0	54.3
Total debt	2,043.4	1,890.0
Less current portion and short-term borrowings	(99.2)	(79.1)
Long-term debt	$1,944.2	$1,810.9

The company’s Senior Credit Facility originally became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.  The balance of Term Loan X was repaid in 2009.  On May 13, 2011, the company amended and extended the maturities of its Senior Credit Facility and by entering into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility.”)  See additional discussion of our Senior Credit Agreement and Senior Notes in Note 8, “Debt.”

As of March 31, 2012, the company had outstanding $72.0 million of other indebtedness that has a weighted-average interest rate of approximately 6.5%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

As of June 30, 2011, the company offset all of its previous interest rate swaps against Term Loan A and B interest due to the amendment of its Senior Credit Facility (See Note 8, “Debt,” for a description of the Senior Credit Facility).  As of March 31, 2012, the company had outstanding $450.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.  The company is also party to various fixed-to-float interest rate swaps in connection with its 2018 and 2020 Notes.  At March 31, 2012, $200.0 million and $300.0 million of the 2018 and 2020 Notes respectively, were swapped to floating rate interest (See Note 8, “Debt,” for a description of the 2018 and 2020 Notes).  The 2018 Notes accrue interest at a rate of 9.50% on the fixed portion and 7.45% plus the six-month LIBOR reset in arrears on the variable portion. The 2020 Notes accrue interest at a fixed rate of 8.50% on the fixed portion and 6.02% plus the six-month LIBOR reset in arrears on the variable portion. At March 31, 2012, the weighted average interest rates for the 2018 and 2020 Notes taking into consideration the impact of floating rate hedges, was 8.84% and 7.62%, respectively.  Both aforementioned swap contracts of the 2018 and 2020 Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination cash settlement at five years from the trade date.

As of March 31, 2012, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2013 Notes, the 2018 Notes, and the 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of March 31, 2012 our Consolidated Senior Secured Leverage Ratio was 2.86:1, while the maximum ratio is 3.75:1 and our Consolidated Interest Coverage Ratio was 2.65:1, above the minimum ratio of 1.75:1.

The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of March 31, 2012 was $360.9 million. The company believes this measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of net earnings (loss) attributable to the Company to Adjusted EBITDA for the trailing twelve months ended March 31, 2012 was as follows:

Trailing Twelve Months,
(in millions)	March 31, 2012
Net earnings (loss) attributable to Manitowoc	$42.1
Loss from discontinued operations	1.3
Loss on sale of discontinued operations	1.3
Depreciation and amortization	116.4
Interest expense and amortization of deferred financing fees	149.5
Costs due to early extinguishment of debt	26.1
Restructuring charges	5.6
Income taxes	26.9
Other	(8.3)
Adjusted EBITDA	$360.9

Effective September 27, 2011, the company entered into the Third Amended and Restated Receivables Purchase Agreement (the “Third Amended and Restated Receivables Purchase Agreement”) whereby it sells certain of its trade accounts receivable to one of two wholly owned, bankruptcy-remote special purpose subsidiaries which, in turn, sells, conveys, transfers and assigns all of the seller’s right, title and interest in and to its pool of receivables to a third party financial institution (Purchaser).  See discussion of the Third Amended and Restated Receivables Purchase Agreement in Note 10, “Accounts Receivable Securitization.”

Our liquidity position at March 31, 2012 and December 31, 2011 is summarized as follows:

(in millions)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$70.8	$71.3
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(149.0)	—
Less: Outstanding letters of credit	(33.9)	(34.5)
Total liquidity	$387.9	$536.8

The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.

The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500 million and expires May 2016.  As of March 31, 2012, the revolving facility had a balance of $149.0 million.  During the quarter the highest daily borrowing was $241.8 million and the average borrowing was $188.3 million while the average interest rate was 3.79% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread which is based upon the Consolidated Total Leverage Ratio of the company.  As of March 31, 2012, the spread for LIBOR and Prime borrowings is 3.0% and 2.0% given the effective Consolidated Total Leverage Ratio for this period.

The company has not provided for additional U.S. income taxes on approximately $593.9 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. At March 31, 2012, approximately $48.2 million of our total cash and cash equivalents were held by our foreign subsidiaries. This cash is associated with earnings that we have asserted are permanently reinvested. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because the U.S. operations and debt service is supported by the cash generated by the U.S. operations. The company would only plan to repatriate foreign cash when it would be tax effective through the utilization of foreign tax credits or when earnings qualify as previously taxed income.

Critical Accounting Policies

Our critical accounting policies have not materially changed since the 2011 Form 10-K was filed.

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

Corporate (including factors that may affect both of our segments)—changes in laws and regulations, as well as their enforcement, throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, unanticipated issues associated with transitional services, realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of additional financing leverage; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; changes in tax laws; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the settlement of uncertain tax positions; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company’s business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; natural disasters disrupting commerce in one or more regions of the world; and other events outside our control.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the 2011 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2011.

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

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

The company’s risk factors disclosures have not materially changed since the 2011 Form 10-K was filed.  The company’s risk factors are incorporated by reference from Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.  Exhibits

(a)          Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2012	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

MARCH 31, 2012

Exhibit No.	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.	X	(2)

(1)   Filed Herewith

(2)   Furnished Herewith