Form 10-Q
period 2012-06-30
MANITOWOC CO INC
filed 2012-08-07
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 29, 2012, the most recent practicable date, was 132,304,552.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$1,005.9	$949.8	$1,866.0	$1,682.0

Costs and expenses:
Cost of sales	756.2	724.8	1,410.1	1,276.5
Engineering, selling and administrative expenses	151.1	145.4	299.5	285.6
Restructuring expense	0.2	2.0	0.9	2.9
Amortization expense	9.5	9.6	19.1	19.3
Other	0.1	0.1	0.1	0.1
Total operating costs and expenses	917.1	881.9	1,729.7	1,584.4

Earnings (loss) from operations	88.8	67.9	136.3	97.6

Other income (expenses):
Amortization of deferred financing fees	(2.1)	(2.7)	(4.1)	(6.0)
Interest expense	(33.8)	(38.3)	(66.8)	(77.7)
Loss on debt extinguishment	—	(24.2)	—	(27.8)
Other income (expense), net	1.9	0.3	0.3	1.1
Total other income (expenses)	(34.0)	(64.9)	(70.6)	(110.4)

Earnings (loss) from continuing operations before taxes on income	54.8	3.0	65.7	(12.8)
Provision (benefit) for taxes on income	14.4	0.6	26.8	2.0
Earnings (loss) from continuing operations	40.4	2.4	38.9	(14.8)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $0.0, ($0.2), ($0.2) and ($1.9), respectively	(0.2)	(0.3)	(0.5)	(3.0)
Gain (loss) on sale of discontinued operations, net of income taxes of $0.0, ($0.7), $0.0 and $29.0, respectively	—	(0.2)	—	(33.6)
Net earnings (loss)	40.2	1.9	38.4	(51.4)
Less: Net loss attributable to noncontrolling interest, net of income taxes	(2.3)	(1.1)	(4.2)	(2.0)
Net earnings (loss) attributable to Manitowoc	$42.5	$3.0	$42.6	$(49.4)

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$42.7	$3.5	$43.1	$(12.8)
Earnings (loss) from discontinued operations, net of income taxes	(0.2)	(0.3)	(0.5)	(3.0)
Loss on sale of discontinued operations, net of income taxes	—	(0.2)	—	(33.6)
Net earnings (loss) attributable to Manitowoc	$42.5	$3.0	$42.6	$(49.4)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.33	$0.03	$0.33	$(0.10)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	(0.00)	(0.00)	(0.02)
Loss on sale of discontinued operations, net of income taxes	—	(0.00)	—	(0.26)
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.33	$0.02	$0.33	$(0.38)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.32	$0.03	$0.32	$(0.10)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.00)	(0.00)	(0.00)	(0.02)
Loss on sale of discontinued operations, net of income taxes	—	(0.00)	—	(0.26)
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.32	$0.02	$0.32	$(0.38)

Weighted average shares outstanding — basic	130,575,165	130,457,059	130,562,923	130,440,221
Weighted average shares outstanding — diluted	133,392,079	133,822,522	133,552,797	130,440,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings (loss)	$40.2	$1.9	$38.4	$(51.4)
Other comprehensive income (loss), net of tax
Derivative instrument fair market value adjustment, net of income taxes of $(1.7), $5.0, $(0.3) and $6.6, respectively	(4.0)	8.5	(0.9)	13.4
Foreign currency translation adjustments	(39.4)	6.7	(22.9)	40.2

Total other comprehensive income (loss), net of tax	(43.4)	15.2	(23.8)	53.6

Comprehensive income (loss)	(3.2)	17.1	14.6	2.2

Comprehensive income (loss) attributable to noncontrolling interest	(2.3)	(1.1)	(4.2)	(2.0)

Comprehensive income (loss) attributable to Manitowoc	$(0.9)	$18.2	$18.8	$4.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

(Unaudited)

(In millions, except share data)

	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$56.8	$68.6
Marketable securities	2.6	2.7
Restricted cash	10.1	7.2
Accounts receivable, less allowances of $12.5 and $12.8, respectively	326.3	297.0
Inventories — net	808.6	668.7
Deferred income taxes	120.0	117.8
Other current assets	98.2	77.8
Total current assets	1,422.6	1,239.8

Property, plant and equipment — net	555.8	568.2
Goodwill	1,157.9	1,164.8
Other intangible assets — net	826.3	851.8
Other non-current assets	149.1	140.6
Total assets	$4,111.7	$3,965.2

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$847.3	$869.8
Current portion of long-term debt and short-term borrowings	116.6	79.1
Product warranties	92.4	93.8
Customer advances	23.6	35.1
Product liabilities	27.0	26.8
Total current liabilities	1,106.9	1,104.6
Non-Current Liabilities:
Long-term debt	1,946.2	1,810.9
Deferred income taxes	215.8	215.8
Pension obligations	88.3	90.6
Postretirement health and other benefit obligations	60.5	59.8
Long-term deferred revenue	32.4	34.2
Other non-current liabilities	163.2	175.8
Total non-current liabilities	2,506.4	2,387.1

Commitments and contingencies (Note 14)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 132,304,552 and 131,884,765 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	480.5	470.8
Accumulated other comprehensive income (loss)	(38.8)	(15.0)
Retained earnings	156.2	113.6
Treasury stock, at cost (30,871,376 and 31,291,163 shares, respectively)	(86.8)	(87.4)
Total Manitowoc stockholders’ equity	512.5	483.4
Noncontrolling interest	(14.1)	(9.9)
Total equity	498.4	473.5
Total liabilities and equity	$4,111.7	$3,965.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operations:
Net earnings (loss)	$38.4	$(51.4)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities of continuing operations:
Discontinued operations, net of income taxes	0.5	3.0
Depreciation	34.4	41.1
Amortization of intangible assets	19.1	19.3
Deferred income taxes	(0.7)	(5.0)
Loss (gain) on sale of property, plant and equipment	1.0	(0.5)
Restructuring expense	0.9	2.9
Amortization of deferred financing fees	4.1	6.0
Loss on debt extinguishment	—	27.8
Loss on sale of discontinued operations	—	33.6
Other	8.8	8.5
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(34.7)	(163.7)
Inventories	(153.0)	(160.0)
Other assets	(20.9)	20.5
Accounts payable	7.4	111.9
Accrued expenses and other liabilities	(26.6)	(62.8)
Net cash provided by (used for) operating activities of continuing operations	(121.3)	(168.8)
Net cash provided by (used for) operating activities of discontinued operations	(0.5)	(18.5)
Net cash provided by (used for) operating activities	(121.8)	(187.3)

Cash Flows from Investing:
Capital expenditures	(34.8)	(18.6)
Restricted cash	(3.0)	(0.1)
Proceeds from sale of business	—	143.6
Proceeds from sale of property, plant and equipment	0.2	2.9
Net cash provided by (used for) investing activities	(37.6)	127.8

Cash Flows from Financing:
Proceeds from revolving credit facility	148.8	91.6
(Payments on) long-term debt	(48.3)	(827.9)
Proceeds from long-term debt	64.9	805.8
(Payments on) notes financing	(18.7)	(1.4)
Debt issuance costs	—	(13.6)
Exercises of stock options, including windfall tax benefits	1.6	1.5
Net cash provided by (used for) financing activities of continuing operations	148.3	56.0

Effect of exchange rate changes on cash	(0.7)	0.9

Net increase (decrease) in cash and cash equivalents	(11.8)	(2.6)
Balance at beginning of period	68.6	83.7
Balance at end of period	$56.8	$81.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012 and 2011

1.  Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, the cash flows for the same six-month periods, and the financial position at June 30, 2012, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual condensed consolidated financial statements and notes for the year ended December 31, 2011.  The condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to current presentation.

Prior Period Adjustment: During the second quarter of 2012, the company recorded a $4.0 million adjustment to correct an error related to inventory, whereby for the year ended December 31, 2011 and the quarter ended March 31, 2012, the company had incorrectly overstated inventory and understated cost of goods sold by $2.9 million and $1.1 million, respectively.   The company does not believe that this error is material to its condensed consolidated financial statements for the quarter ended March 31, 2012, or its 2011 annual or quarterly financial statements.

2. Discontinued Operations

On January 14, 2011, the company closed the previously announced divestiture of its Kysor/Warren and Kysor/Warren de Mexico (collectively “Kysor/Warren”) businesses, which manufacture frozen, medium temperature and heated display merchandisers, mechanical refrigeration systems and remote mechanical and electrical houses to Lennox International for approximately $145 million, including a preliminary working capital adjustment.  The transaction resulted in a $34.6 million loss on sale, primarily consisting of $29.9 million of income tax expense. The net proceeds from the sale were used to pay down outstanding term debt.  On July 1, 2011, the company made a payment to Lennox International of $2.4 million as the final working capital adjustment under the sale agreement.  The results of these operations have been classified as discontinued operations.

The following selected financial data of the Kysor/Warren businesses, primarily consisting of administrative costs, for the three and six months ended June 30, 2012 and 2011, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Net sales	$—	$—	$—	$3.3

Pretax earnings (loss) from discontinued operation	$(0.2)	$(0.1)	$(0.4)	$(4.1)
Provision (benefit) for taxes on earnings	—	—	(0.1)	(1.6)
Net earnings (loss) from discontinued operation	$(0.2)	$(0.1)	$(0.3)	$(2.5)

The following selected financial data of various other businesses disposed of prior to 2012, primarily consisting of administrative costs, for the three and six months ended June 30, 2012 and 2011, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Net sales	$—	$—	$—	$—

Pretax earnings (loss) from discontinued operation	$—	$(0.4)	$(0.3)	$(0.8)
Provision (benefit) for taxes on earnings	—	(0.2)	(0.1)	(0.3)
Net earnings (loss) from discontinued operation	$—	$(0.2)	$(0.2)	$(0.5)

3. Fair Value of Financial Instruments

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$—	$0.9	$—	$0.9
Marketable securities	2.6	—	—	2.6
Total current assets at fair value	$2.6	$0.9	$—	$3.5

Non-Current Assets:
Interest rate swap contracts	$—	$12.0	$—	$12.0
Total non-current assets at fair value	$—	$12.0	$—	$12.0

Current Liabilities:
Foreign currency exchange contracts	$—	$6.3	$—	$6.3
Commodity contracts	—	2.7	—	2.7
Interest rate swap contracts	—	4.8	—	4.8
Total current liabilities at fair value	$—	$13.8	$—	$13.8

	Fair Value as of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$—	$0.8	$—	$0.8
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$2.7	$0.8	$—	$3.5

Non-current Assets:
Interest rate swap contracts	$—	$0.5	$—	$0.5
Interest rate cap contracts	—	0.3	—	0.3
Total non-current assets at fair value	$—	$0.8	$—	$0.8

Current Liabilities:
Foreign currency exchange contracts	$—	$6.7	$—	$6.7
Commodity contracts	—	2.4	—	2.4
Total current liabilities at fair value	$—	$9.1	$—	$9.1

Non-current Liabilities:
Interest rate swap contracts	$—	$9.5	$—	$9.5
Total non-current liabilities at fair value	$—	$9.5	$—	$9.5

The carrying value of the amounts reported in the Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 9, “Accounts Receivable Securitization” for further discussion of deferred purchase price notes on receivables sold) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

The fair value of the company’s 7.125% Senior Notes due 2013 was approximately $150.5 million and $146.6 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the company’s 9.50% Senior Notes due 2018 was approximately $439.8 million and $434.0 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the company’s 8.50% Senior Notes due 2020 was approximately $649.5 million and $634.9 million at June 30, 2012 and December 31, 2011, respectively. The fair values of the company’s Term Loans under the current Senior Credit Facility were as follows at June 30, 2012 and December 31, 2011, respectively:  Term Loan A — $311.8 million and $318.6 million; and Term Loan B — $330.2 million and $324.1 million.  See Note 8, “Debt,” for a description of the debt instruments and their related carrying values.

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

The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; though these markets are typically thinly traded, the liabilities are therefore classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (See Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of June 30, 2012 and December 31, 2011 due to the short-term nature of these instruments.

As a result of its global operating and financing activities, the company is exposed to market risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which may adversely affect the company’s operating results and financial position. When deemed appropriate, the company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the company does not use leveraged derivative financial instruments. The forward foreign currency exchange and interest rate swap and cap contracts and commodity contracts are valued using broker quotations. As such, these derivative instruments are classified within Level 2.

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

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the company designates commodity swaps, foreign currency exchange contracts, and interest rate cap contracts as cash flow hedges of forecasted purchases of commodities and currencies, and variable rate interest payments.  Also in accordance with ASC Topic 815-10, the company designates fixed-to-float interest rate swaps as fair market value hedges of fixed rate debt, which synthetically swap the company’s fixed rate debt to floating rate debt.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $4.7 million of unrealized and realized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.

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

As of June 30, 2012 and December 31, 2011, the company had the following outstanding commodity and currency forward contracts that were entered into to hedge forecasted transactions:

	Units Hedged
Commodity	June 30, 2012	December 31, 2011		Type
Aluminum	1,851	1,254	MT	Cash Flow
Copper	657	684	MT	Cash Flow
Natural Gas	228,144	346,902	MMBtu	Cash Flow
Steel	11,177	8,231	Tons	Cash Flow

	Units Hedged
Short Currency	June 30, 2012	December 31, 2011	Type
Canadian Dollar	12,867,509	25,083,644	Cash Flow
European Euro	110,154,200	67,565,453	Cash Flow
South Korean Won	2,917,017,180	3,224,015,436	Cash Flow
Singapore Dollar	4,800,000	4,800,000	Cash Flow
United States Dollar	4,625,664	5,538,777	Cash Flow
Chinese Renminbi	108,083,900	111,177,800	Cash Flow

As of June 30, 2011, the company offset, dedesignated and wrote-off all of its previous interest rate swaps against Term Loan A and B interest due to the amendment of its Senior Credit Facility (See Note 8, “Debt,” for a description of the Senior Credit Facility).  As of June 30, 2012, the company had outstanding $450.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.  The company is also party to various fixed-to-float interest rate swaps in connection with its 2018 and 2020 Notes.  At June 30, 2012, $200.0 million and $300.0 million of the 2018 and 2020 Notes, respectively, were swapped to floating rate interest (See Note 8, “Debt,” for a description of the 2018 and 2020 Notes).  The 2018 Notes accrue interest at a rate of 9.50% on the fixed portion and 7.45% plus the six-month LIBOR reset in arrears on the variable portion. The 2020 Notes accrue interest at a rate of 8.50% on the fixed portion and 6.02% plus the six-month LIBOR reset in arrears on the variable portion. At June 30, 2012, the weighted average interest rates for the 2018 and 2020 Notes taking into consideration the impact of floating rate hedges, was 8.84% and 7.63%, respectively.  Both aforementioned swap contracts related to the 2018 and 2020 Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination cash settlement at five years from the trade date.

The company monetized the derivative asset related to the fixed-to-float interest rate swaps in connection with the 2018 and 2020 Notes and received $21.5 million in the third quarter of 2011.  The gain is treated as an increase to the debt balances for each of the 2018 and 2020 Notes and will be amortized to interest expense over the life of the original swap.

For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Condensed Consolidated Statements of Operations.  As of June 30, 2012 and December 31, 2011, the company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	June 30, 2012	December 31, 2011	Recognized Location	Purpose
British Pound	6,198,616	—	Other income, net	Accounts Payable and Receivable Settlement
Euro	15,764,548	33,150,213	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	10,800,000	6,000,000	Other income, net	Accounts Payable and Receivable Settlement
Australian Dollar	—	7,569,912	Other income, net	Accounts Payable and Receivable Settlement
Mexican Peso	739,584	—	Other income, net	Accounts Payable and Receivable Settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011 was as follows:

		ASSET DERIVATIVES
		June 30, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.8	$0.6
Interest rate swap contracts: Fixed-to-float	Other non-current assets	12.0	0.5
Interest rate cap contracts	Other non-current assets	—	0.3
Total derivatives designated as hedging instruments		$12.8	$1.4

		ASSET DERIVATIVES
		June 30, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.1	$0.1
Total derivatives NOT designated as hedging instruments		$0.1	$0.1

Total asset derivatives		$12.9	$1.5

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011 was as follows:

		LIABILITY DERIVATIVES
		June 30, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$5.5	$5.2
Commodity contracts	Accounts payable and accrued expenses	2.7	2.5
Total derivatives designated as hedging instruments		$8.2	$7.7

		LIABILITY DERIVATIVES
		June 30, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.8	$1.6
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	4.8	9.5
Total derivatives NOT designated as hedging instruments		$5.6	$11.1

Total liability derivatives		$13.8	$18.8

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and June 30, 2011 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Relationships (in millions)	June 30, 2012	June 30, 2011	(Effective Portion)	June 30, 2012	June 30, 2011
Foreign exchange contracts	$(2.4)	$(1.0)	Cost of sales	$(2.5)	$2.7
Interest rate swap & cap contracts	(0.1)	—	Interest expense	—	(2.7)
Commodity contracts	(2.7)	(0.3)	Cost of sales	(0.6)	0.2
Total	$(5.2)	$(1.3)		$(3.1)	$0.2

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	June 30, 2012	June 30, 2011
Commodity contracts	Cost of sales	$(0.1)	$—
Total		$(0.1)	$—

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	June 30, 2012	June 30, 2011
Foreign exchange contracts	Other income	$(0.6)	$(0.6)
Interest rate swaps	Other income	2.4	—
Total		$1.8	$(0.6)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2012 and June 30, 2011 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Relationships (in millions)	June 30, 2012	June 30, 2011	(Effective Portion)	June 30, 2012	June 30, 2011
Foreign exchange contracts	$(0.2)	$0.9	Cost of sales	$(3.3)	$3.4
Interest rate swap & cap contracts	(0.2)	1.1	Interest expense	—	(5.3)
Commodity contracts	(0.2)	(0.4)	Cost of sales	(1.3)	0.3
Total	$(0.6)	$1.6		$(4.6)	$(1.6)

Derivatives	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	June 30, 2012	June 30, 2011
Commodity contracts	Cost of sales	$(0.2)	$—
Total		$(0.2)	$—

Derivatives Not Designated as	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging Instruments (in millions)	Derivative	June 30, 2012	June 30, 2011
Foreign exchange contracts	Other income	$(1.4)	$(2.7)
Interest rate swaps	Other income	4.7	$—
Total		$3.3	$(2.7)

The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and June 30, 2011 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	June 30, 2012	June 30, 2011
Interest rate swap contracts	Interest expense	$15.3	$14.3
Total		$15.3	$14.3

The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statement of Operations for the six-months ended June 30, 2012 and June 30, 2011 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	June 30, 2012	June 30, 2011
Interest rate swap contracts	Interest expense	$11.5	$11.7
Total		$11.5	$11.7

5. Inventories

The components of inventories at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30,	December 31,
(in millions)	2012	2011
Inventories — gross:
Raw materials	$245.7	$249.7
Work-in-process	217.5	168.1
Finished goods	451.4	357.6
Total inventories — gross	914.6	775.4
Excess and obsolete inventory reserve	(72.8)	(75.3)
Net inventories at FIFO cost	841.8	700.1
Excess of FIFO costs over LIFO value	(33.2)	(31.4)
Inventories — net	$808.6	$668.7

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2011, and the three months ended March 31, 2012, and June 30, 2012 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2011	$279.0	$1,414.5	$1,693.5
Restructuring reserve adjustment	—	(3.0)	(3.0)
Foreign currency impact	(5.1)	(0.3)	(5.4)
Gross balance as of December 31, 2011	$273.9	$1,411.2	$1,685.1
Asset impairments	—	(520.3)	(520.3)
Net balance as of December 31, 2011	$273.9	$890.9	$1,164.8

Foreign currency impact	$3.8	$0.2	$4.0
Gross balance as of March 31, 2012	$277.7	$1,411.4	$1,689.1
Foreign currency impact	(10.8)	(0.1)	(10.9)
Gross balance as of June 30, 2012	$266.9	$1,411.3	$1,678.2
Asset impairments	—	(520.3)	(520.3)
Net balance as of June 30, 2012	$266.9	$891.0	$1,157.9

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

As of June 30, 2012, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets and based on those results no impairment was indicated.  The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  In the event the company determines that assets are impaired in the future, the company would recognize a non-cash impairment charge, which could have a material adverse effect on the company’s condensed consolidated balance sheet and results of operations.

The gross carrying amount, accumulated amortization and net book value of the company’s intangible assets other than goodwill at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012			December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$310.5	$—	$310.5	$315.0	$—	$315.0
Customer relationships	437.3	(84.9)	352.4	437.7	(73.8)	363.9
Patents	32.4	(23.9)	8.5	33.1	(23.3)	9.8
Engineering drawings	10.8	(7.5)	3.3	11.1	(7.3)	3.8
Distribution network	19.9	—	19.9	20.4	—	20.4
Other intangibles	180.8	(49.1)	131.7	182.7	(43.8)	138.9
Total	$991.7	$(165.4)	$826.3	$1,000.0	$(148.2)	$851.8

Amortization expense for the three months ended June 30, 2012 and 2011 was $9.5 million and $9.6 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $19.1 million and $19.3 million, respectively. Amortization expense related to intangible assets for each of the five succeeding years is estimated to be approximately $40 million per year.

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30,	December 31,
(in millions)	2012	2011
Trade accounts payable and interest payable	$481.5	$482.2
Employee related expenses	105.8	96.7
Restructuring expenses	20.0	21.9
Profit sharing and incentives	23.5	33.4
Accrued rebates	27.9	39.3
Deferred revenue - current	23.9	27.0
Derivative liabilities	13.8	18.8
Income taxes payable	15.9	—
Miscellaneous accrued expenses	135.0	150.5
	$847.3	$869.8

8. Debt

Outstanding debt at June 30, 2012 and December 31, 2011 is summarized as follows:

(in millions)	June 30, 2012	December 31, 2011
Revolving credit facility	$146.6	$—
Term loan A	315.0	332.5
Term loan B	332.0	332.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	410.9	407.7
Senior notes due 2020	620.2	613.5
Other	88.1	54.3
Total debt	2,062.8	1,890.0
Less current portion and short-term borrowings	(116.6)	(79.1)
Long-term debt	$1,946.2	$1,810.9

The company’s Senior Credit Facility originally became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.   The balance of Term Loan X was repaid in 2009.   On May 13, 2011, the company amended and extended the maturities of its Senior Credit Facility and by entering into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”).

The Senior Credit Facility currently includes three different loan facilities.  The first is a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.  Including interest rate caps at June 30, 2012, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.25% and 4.25%, respectively.  Excluding interest rate caps, Term Loan A and Term Loan B interest rates were 3.25% and 4.25%, respectively, at June 30, 2012.

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

The company has three series of Senior Notes outstanding, including the 2013, 2018, and 2020 Notes (collectively the “Senior Notes”; see below for the description of the 2013, 2018 and 2020 Notes).  Each series of Senior Notes is an unsecured senior obligation ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s 100% owned domestic subsidiaries; which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.

On June 30, 2012, the company had outstanding $150.0 million of 7.125% Senior Notes due 2013 (the “2013 Notes”).  Interest on the 2013 Notes is payable semiannually in May and November each year.  As of November 1, 2011, the company is permitted to redeem the 2013 Notes in whole or in part at any time with no prepayment premium.

On February 8, 2010, the company completed the sale of $400.0 million aggregate principal amount of its 9.50% Senior Notes due 2018 (the “2018 Notes”). Net proceeds of $392.0 million from this offering were used to partially pay down ratably the then outstanding balances on Term Loan A and Term Loan B.  Interest on the 2018 Notes is payable semiannually in February and August

of each year.   The 2018 Notes may be redeemed in whole or in part by the company for a premium at any time on or after February 15, 2014.  The following would be the principal and the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2018 Notes during the 12-month period commencing on February 15 of the year set forth below:

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

On October 18, 2010, the company completed the sale of $600.0 million aggregate principal amount of its 8.50% Senior Notes due 2020 (the “2020 Notes”). Net proceeds of $583.7 million from this offering were used to pay down ratably the then outstanding balances of Term Loans A and B.  Interest on the 2020 Notes is payable semi-annually in May and November of each year. The company may redeem the 2020 Notes in whole or in part for a premium at any time on or after November 1, 2015.  The following would be the principal and the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2020 Notes during the 12-month period commencing on November 1 of the year set forth below:

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

As of June 30, 2012, the company had outstanding $88.1 million of other indebtedness that has a weighted-average interest rate of approximately 6.2%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

As of June 30, 2011, the company offset all of its previous interest rate swaps against Term Loan A and B interest due to the amendment of its Senior Credit Facility.  As of June 30, 2012, the company had outstanding $450.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.  The company is also party to various fixed-to-float interest rate swaps in connection with its 2018 and 2020 Notes.  At June 30, 2012, $200.0 million and $300.0 million of the 2018 and 2020 Notes, respectively, were swapped to floating rate interest.  The 2018 Notes accrue interest at a rate of 9.50% on the fixed portion and 7.45% plus the six-month LIBOR reset in arrears on the variable portion. The 2020 Notes accrue interest at a rate of 8.50% on the fixed portion and 6.02% plus the six-month LIBOR reset in arrears on the variable portion. At June 30, 2012, the weighted average interest rates for the 2018 and 2020 Notes, taking into consideration the impact of floating rate hedges, was 8.84% and 7.63%, respectively.  Both aforementioned swap contracts related to the 2018 and 2020 Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination cash settlement at five years from the trade date.

The balance sheet values of the 2018 and 2020 Notes at June 30, 2012 and December 31, 2011 are not equal to the face value of the Notes due to the fact that the monetized value and the fair market value of the fixed-to-float interest rate hedges on these Notes is included in the applicable balance sheet value (See Note 4, “Derivative Financial Instruments” for more information).

As of June 30, 2012, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2013 Notes, the 2018 Notes, and the 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of June 30, 2012 our Consolidated Senior Secured Leverage Ratio was 2.69:1, while the maximum ratio is 3.50:1 and our Consolidated Interest Coverage Ratio was 2.88:1, above the minimum ratio of 1.875:1.

9. Accounts Receivable Securitization

Effective September 27, 2011, the company entered into a Third Amended and Restated Receivables Purchase Agreement related to its accounts receivable securitization program with various lenders and servicers.  The company’s accounts receivable securitization program has a maximum capacity of $125.0 million and includes certain of the company’s U.S., Canadian and German Foodservice and U.S. Crane segment businesses.  Trade accounts receivables sold to a third-party financial institution (“Purchaser”) and being serviced by the company totaled $124.3 million at June 30, 2012 and $121.1 million at December 31, 2011.

Transactions under the accounts receivable securitization program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e. 60 days) as noted below.

Due to an average collection cycle of less than 60 days for such accounts receivable as well as the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded at June 30, 2012 and December 31, 2011 was $76.9 million and $40.3 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

The accounts receivable securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the Senior Credit Facility.  As of June 30, 2012, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the accounts receivable securitization program.  Based on our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

10.  Income Taxes

For the six months ended June 30, 2012, the company recorded an income tax expense of $26.8 million, as compared to an income tax expense of $2.0 million for the six months ended June 30, 2011.  The increase in the company’s tax expense for the six months ended June 30, 2012 relative to the prior year resulted primarily from an increase in pre-tax earnings.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.

The company’s unrecognized tax benefits, excluding interest and penalties, were $55.8 million as of June 30, 2012, and $45.8 million as of June 30, 2011.  All of the company’s unrecognized tax benefits as of June 30, 2012, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $16.0 million, either because the company’s tax positions are sustained on audit or settled or the applicable statute of limitations closes.

There have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.

11.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	130,575,165	130,457,059	130,562,923	130,440,221
Effect of dilutive securities - stock options and restricted stock	2,816,914	3,365,463	2,989,874	—
Diluted weighted average common shares outstanding	133,392,079	133,822,522	133,552,797	130,440,221

For the six months ended June 30, 2011, the total number of potential dilutive securities was 3.3 million.  However, these securities were not included in the computation of diluted net loss per common share, since to do so would decrease the loss per share.  For the three and six months ended June 30, 2012, 3.4 million of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

No dividends were paid during each of the three and six-month periods ended June 30, 2012 and June 30, 2011.

12.  Stockholders’ Equity

The following is a roll forward of retained earnings and noncontrolling interest for the six months ended June 30, 2012 and 2011:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2011	$113.6	$(9.9)
Net earnings (loss)	42.6	(4.2)
Balance at June 30, 2012	$156.2	$(14.1)

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2010	$134.7	$(3.4)
Net earnings (loss)	(49.4)	(2.0)
Balance at June 30, 2011	$85.3	$(5.4)

Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of June 30, 2012, the company has purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization; however, the company has not purchased any shares of its common stock under this authorization since 2006.

13.  Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation expense was $3.7 million and $4.8 million for the three months ended June 30, 2012 and 2011, respectively.  Stock-based compensation expense was $8.6 million and $8.4 million for the six months ended June 30, 2012 and 2011, respectively.  The company granted options to acquire 0.7 million and 1.0 million shares of common stock to officers and employees during the first two quarters of 2012 and 2011, respectively.  The company does not currently grant options to directors; however, prior to 2011, any option grants to directors were exercisable immediately upon granting and expire ten years subsequent to the grant date.  For all outstanding grants made to officers and employees prior to 2011, options become exercisable in 25% increments annually over a four-year period beginning on the second anniversary of the grant date and expire ten years subsequent to the grant date.  Starting with 2011 grants, any options become exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years subsequent to the grant date.  In addition, the company issued a total of 0.5 million and 0.8 million shares of restricted stock to directors, officers and employees during the first two quarters of 2012 and 2011, respectively.  The restrictions on all shares of restricted stock expire on the third anniversary of the applicable grant date.

Performance shares granted are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year.  The performance shares granted in 2011 are earned based on the extent to which performance goals are met by the company over a two-year period from January 1, 2011 to December 31, 2012.  The performance goals for the performance shares granted in 2011 are based fifty percent (50%) on 2012 EVA® results and fifty percent (50%) on debt reduction over the two-year period.  Seventy-five percent (75%) of the shares earned by an employee will be paid out after the end of the two-year period and the remaining twenty-five percent (25%) of the shares earned are subject to the further requirement that the employee be continuously employed by the company during the entire 2013 calendar year.  If that criterion is met then the twenty-five percent (25%) will be paid out to the employee after the end of the 2013 calendar year.  The performance shares granted in 2012 are earned based on the extent which performance goals are met by the company over a three-year period from January 1, 2012 to December 31, 2014.  The performance goals for the performance shares granted in 2012 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on improvement in the company’s total leverage ratio over the three-year period.  Depending on the foregoing factors, the number of shares awarded could range from zero to 0.9 million and zero to 0.7 million for the 2011 and 2012 performance share grants, respectively.

The company recognizes stock-based compensation expense over the stock-based awards’ vesting period.

14.  Contingencies and Significant Estimates

As of June 30, 2012, the company held reserves for environmental matters related to Enodis locations of approximately $0.9 million.

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

As of June 30, 2012, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of June 30, 2012, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Condensed Consolidated Balance Sheet at June 30, 2012 were $27.0 million; $5.7 million was reserved specifically for actual cases and $21.3 million for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At June 30, 2012 and December 31, 2011, the company had reserved $102.1 million and $104.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.

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

15. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at June 30, 2012 and December 31, 2011 was $56.3 million and $61.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at June 30, 2012 and December 31, 2011 was $74.9 million and $89.5 million, respectively.  These amounts are not reduced for amounts the company would recover from repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2016.

During the six months ended June 30, 2012 and 2011, the company sold no additional long term notes receivable to third party financing companies. Related to notes sold in other periods, the company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Condensed Consolidated Statements of Cash Flows.  During the three and six months ended June 30, 2012, the customers paid $4.5 million and $13.5 million, respectively, on the notes to the third party financing companies.  During the three and six months ended

June 30, 2011, the customers paid $0.7 million and $1.4 million, respectively, on the notes to the third party financing companies.  As of June 30, 2012 and December 31, 2011, the outstanding balance of the notes receivable guaranteed by the company was $0.9 million and $14.1 million, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the six months ended June 30, 2012 and the year ended December 31, 2011:

(in millions)	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Balance at beginning of period	$104.4	$99.9
Accruals for warranties issued during the period	31.4	66.8
Settlements made (in cash or in kind) during the period	(32.6)	(62.3)
Currency translation	(1.1)	—
Balance at end of period	$102.1	$104.4

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

The components of periodic benefit costs for the three and six months ended June 30, 2012 and June 30, 2011 are as follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.6	$0.2	$—	$1.1	$0.4
Interest cost of projected benefit obligations	2.6	2.5	0.7	5.1	5.0	1.4
Expected return on plan assets	(2.6)	(2.0)	—	(5.1)	(4.0)	—
Amortization of actuarial net (gain) loss	0.7	0.2	0.1	1.4	0.4	0.2
Net periodic benefit costs	$0.7	$1.3	$1.0	$1.4	$2.5	$2.0

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$0.9	$0.4
Interest cost of projected benefit obligations	2.6	2.5	0.8	5.2	5.1	1.6
Expected return on plan assets	(2.4)	(2.3)	—	(4.8)	(4.5)	—
Amortization of actuarial net (gain) loss	0.4	0.1	0.1	0.8	0.2	0.2
Net periodic benefit costs	$0.6	$0.8	$1.1	$1.2	$1.7	$2.2

17. Restructuring

The following is a rollforward of all restructuring activities relating to the Crane segment for the six-month period ended June 30, 2012 (in millions):

Restructuring Reserve Balance as of December 31, 2011	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of June 30, 2012
$4.3	$—	$(1.8)	$—	$2.5

The following is a rollforward of all restructuring activities relating to the Foodservice segment for the six-month period ended June 30, 2012 (in millions):

Restructuring Reserve Balance as of December 31, 2011	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of June 30, 2012
$17.6	$—	$(0.1)	$—	$17.5

18. Recent Accounting Changes and Pronouncements

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the company’s annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not significantly impact the company’s condensed consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Net sales:
Crane	$610.7	$554.8	$1,118.6	$947.6
Foodservice	395.2	395.0	747.4	734.4
Total net sales	$1,005.9	$949.8	$1,866.0	$1,682.0
Earnings (loss) from operations:
Crane	$46.5	$30.8	$67.4	$41.6
Foodservice	59.1	54.7	102.4	87.9
Corporate expense	(16.5)	(15.5)	(32.5)	(28.9)
Restructuring expense	(0.2)	(2.0)	(0.9)	(2.9)
Other	(0.1)	(0.1)	(0.1)	(0.1)
Earnings (loss) from operations	$88.8	$67.9	$136.3	$97.6

Crane segment operating earnings for the three and six months ended June 30, 2012 includes amortization expense of $1.5 million and $3.0 million, respectively.  Crane segment operating earnings for the three and six months ended June 30, 2011 includes amortization expense of $1.7 million and $3.3 million, respectively.  Foodservice segment operating earnings for the three and six months ended June 30, 2012 includes amortization expense of $8.0 million and $16.1 million, respectively.  Foodservice segment operating earnings for the three and six months ended June 30, 2011 includes amortization expense of $7.9 million and $16.0 million, respectively.

As of June 30, 2012 and December 31, 2011, the total assets by segment were as follows:

(in millions)	June 30, 2012	December 31, 2011
Crane	$1,793.2	$1,698.8
Foodservice	1,997.7	2,201.2
Corporate	320.8	65.2
Total	$4,111.7	$3,965.2

20.  Subsequent Events

The company monetized the derivative asset related to its fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million in the third quarter of 2012.  The gain is treated as an increase to the debt balances for each of the 2018 and 2020 Notes and will be amortized to interest expense over the life of the original swap.

21.  Subsidiary Guarantors of 2013 Notes, 2018 Notes and 2020 Notes

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the 2013 Notes, 2018 Notes and 2020 Notes, which include substantially all of the domestic, 100% owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly- and partially-owned foreign subsidiaries of the Parent, which do not guarantee the 2013 Notes, 2018 Notes and 2020 Notes (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2012

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$664.1	$499.9	$(158.1)	$1,005.9
Costs and expenses:
Cost of sales	—	506.3	408.0	(158.1)	756.2
Engineering, selling and administrative expenses	15.8	60.1	75.2	—	151.1
Restructuring expense	—	—	0.2	—	0.2
Amortization expense	—	7.7	1.8	—	9.5
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(52.5)	(5.7)	—	58.2	—
Total costs and expenses	(36.7)	568.5	485.2	(99.9)	917.1

Operating earnings (loss) from continuing operations	36.7	95.6	14.7	(58.2)	88.8

Other income (expenses):
Interest expense	(32.4)	(0.4)	(3.1)	—	(35.9)
Management fee income (expense)	15.4	(19.3)	3.9	—	—
Other income (expense), net	12.5	(12.7)	2.1	—	1.9
Total other income (expenses)	(4.5)	(32.4)	2.9	—	(34.0)

Earnings (loss) from continuing operations before taxes on earnings	32.2	63.2	17.6	(58.2)	54.8
Provision (benefit) for taxes on income	(10.3)	22.5	2.2	—	14.4
Earnings (loss) from continuing operations	42.5	40.7	15.4	(58.2)	40.4

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.2)	—	—	(0.2)
Net earnings (loss)	42.5	40.5	15.4	(58.2)	40.2
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.3)	—	(2.3)
Net earnings (loss) attributable to Manitowoc	$42.5	$40.5	$17.7	$(58.2)	$42.5

Comprehensive income (loss) attributable to Manitowoc	$(0.9)	$40.6	$26.9	$(67.5)	$(0.9)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$553.8	$526.0	$(130.0)	$949.8
Costs and expenses:
Cost of sales	—	419.8	435.0	(130.0)	724.8
Engineering, selling and administrative expenses	14.9	57.5	73.0	—	145.4
Restructuring expense	—	—	2.0	—	2.0
Amortization expense	—	7.5	2.1	—	9.6
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(42.6)	(6.5)	—	49.1	—
Total costs and expenses	(27.7)	478.4	512.1	(80.9)	881.9

Operating earnings (loss) from continuing operations	27.7	75.4	13.9	(49.1)	67.9

Other income (expenses):
Interest expense	(37.3)	(0.4)	(3.3)	—	(41.0)
Loss on debt extinguishment	(24.2)	—	—	—	(24.2)
Management fee income (expense)	11.8	(15.0)	3.2	—	—
Other income (expense), net	1.2	(11.2)	10.3	—	0.3
Total other income (expenses)	(48.5)	(26.6)	10.2	—	(64.9)

Earnings (loss) from continuing operations before taxes on earnings	(20.8)	48.8	24.1	(49.1)	3.0
Provision (benefit) for taxes on earnings	(23.8)	15.2	9.2	—	0.6
Earnings (loss) from continuing operations	3.0	33.6	14.9	(49.1)	2.4

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Loss on sale of discontinued operations, net of income taxes	—	(0.2)	—	—	(0.2)
Net earnings (loss)	3.0	33.1	14.9	(49.1)	1.9
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Net earnings (loss) attributable to Manitowoc	$3.0	$33.1	$16.0	$(49.1)	$3.0

Comprehensive income (loss) attributable to Manitowoc	$18.2	$33.0	$16.6	$(49.6)	$18.2

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2012

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,248.1	$916.2	$(298.3)	$1,866.0
Costs and expenses:
Cost of sales	—	954.3	754.1	(298.3)	1,410.1
Engineering, selling and administrative expenses	31.2	120.1	148.2	—	299.5
Restructuring expense	—	0.2	0.7	—	0.9
Amortization expense	—	15.4	3.7	—	19.1
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(61.9)	(20.1)	—	82.0	—
Total costs and expenses	(30.7)	1,070.0	906.7	(216.3)	1,729.7

Operating earnings (loss) from continuing operations	30.7	178.1	9.5	(82.0)	136.3

Other income (expenses):
Interest expense	(64.4)	(0.9)	(5.6)	—	(70.9)
Management fee income (expense)	30.8	(37.8)	7.0	—	—
Other income (expense), net	29.5	(30.5)	1.3	—	0.3
Total other income (expenses)	(4.1)	(69.2)	2.7	—	(70.6)

Earnings (loss) from continuing operations before taxes on earnings	26.6	108.9	12.2	(82.0)	65.7
Provision (benefit) for taxes on earnings	(16.0)	34.5	8.3	—	26.8
Earnings (loss) from continuing operations	42.6	74.4	3.9	(82.0)	38.9

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.5)	—	—	(0.5)
Net earnings (loss)	42.6	73.9	3.9	(82.0)	38.4
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(4.2)	—	(4.2)
Net earnings (loss) attributable to Manitowoc	$42.6	$73.9	$8.1	$(82.0)	$42.6

Comprehensive income (loss) attributable to Manitowoc	$18.8	$74.0	$20.7	$(94.7)	$18.8

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$987.1	$895.9	$(201.0)	$1,682.0
Costs and expenses:
Cost of sales	—	740.3	737.2	(201.0)	1,276.5
Engineering, selling and administrative expenses	27.8	115.2	142.6	—	285.6
Restructuring expense	—	0.1	2.8	—	2.9
Amortization expense	—	15.3	4.0	—	19.3
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(19.0)	(14.2)	—	33.2	—
Total costs and expenses	8.8	856.8	886.6	(167.8)	1,584.4

Operating earnings (loss) from continuing operations	(8.8)	130.3	9.3	(33.2)	97.6

Other income (expenses):
Interest expense	(77.7)	(0.7)	(5.3)	—	(83.7)
Loss on debt extinguishment	(27.8)	—	—	—	(27.8)
Management fee income (expense)	23.4	(29.1)	5.7	—	—
Other income (expense), net	2.7	(21.4)	19.8	—	1.1
Total other income (expenses)	(79.4)	(51.2)	20.2	—	(110.4)

Earnings (loss) from continuing operations before taxes on earnings	(88.2)	79.1	29.5	(33.2)	(12.8)
Provision (benefit) for taxes on earnings	(38.8)	24.1	16.7	—	2.0
Earnings (loss) from continuing operations	(49.4)	55.0	12.8	(33.2)	(14.8)

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.5)	(2.5)	—	(3.0)
Loss on sale of discontinued operations, net of income taxes	—	(33.6)	—	—	(33.6)
Net earnings (loss)	(49.4)	20.9	10.3	(33.2)	(51.4)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.0)	—	(2.0)
Net earnings (loss) attributable to Manitowoc	$(49.4)	$20.9	$12.3	$(33.2)	$(49.4)

Comprehensive income (loss) attributable to Manitowoc	$4.2	$20.6	$6.7	$(27.3)	$4.2

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of June 30, 2012

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$5.7	$14.8	$36.3	$—	$56.8
Marketable securities	2.6	—	—	—	2.6
Restricted cash	6.4	—	3.7	—	10.1
Accounts receivable — net	—	32.6	293.7	—	326.3
Intercompany interest receivable	22.6	3.1	—	(25.7)	—
Inventories — net	—	370.4	438.2	—	808.6
Deferred income taxes	99.7	—	20.3	—	120.0
Other current assets	2.1	5.6	90.5	—	98.2
Total current assets	139.1	426.5	882.7	(25.7)	1,422.6

Property, plant and equipment — net	7.0	291.4	257.4	—	555.8
Goodwill	—	961.0	196.9	—	1,157.9
Other intangible assets — net	—	655.7	170.6	—	826.3
Intercompany long-term receivable	877.1	158.6	887.0	(1,922.7)	—
Intercompany accounts receivable	—	1,230.7	1,611.6	(2,842.3)	—
Other non-current assets	65.3	7.5	76.3	—	149.1
Investment in affiliates	4,837.0	3,424.2	—	(8,261.2)	—
Total assets	$5,925.5	$7,155.6	$4,082.5	$(13,051.9)	$4,111.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$79.2	$421.9	$346.2	$—	$847.3
Short-term borrowings and securitization liabilities	37.5	0.7	78.4	—	116.6
Intercompany interest payable	3.1	4.7	17.9	(25.7)	—
Product warranties	—	54.1	38.3	—	92.4
Customer advances	—	7.6	16.0	—	23.6
Product liabilities	—	22.7	4.3	—	27.0
Total current liabilities	119.8	511.7	501.1	(25.7)	1,106.9

Non-Current Liabilities:
Long-term debt, less current portion	1,898.7	3.3	44.2	—	1,946.2
Deferred income taxes	200.3	—	15.5	—	215.8
Pension obligations	57.6	12.2	18.5	—	88.3
Postretirement health and other benefit obligations	56.5	—	4.0	—	60.5
Long-term deferred revenue	—	7.1	25.3	—	32.4
Intercompany long-term note payable	183.3	819.2	920.2	(1,922.7)	—
Intercompany accounts payable	2,784.5	—	57.8	(2,842.3)	—
Other non-current liabilities	112.3	30.2	20.7	—	163.2
Total non-current liabilities	5,293.2	872.0	1,106.2	(4,765.0)	2,506.4

Equity
Manitowoc stockholders’ equity	512.5	5,771.9	2,489.3	(8,261.2)	512.5
Noncontrolling interest	—	—	(14.1)	—	(14.1)
Total equity	512.5	5,771.9	2,475.2	(8,261.2)	498.4
Total liabilities and equity	$5,925.5	$7,155.6	$4,082.5	$(13,051.9)	$4,111.7

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

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(27.8)	$52.1	$(145.6)	$—	$(121.3)
Cash provided by (used for) operating activities of discontinued operations	—	(0.5)	—	—	(0.5)
Net cash provided by (used for) operating activities	(27.8)	51.6	(145.6)	—	(121.8)

Cash Flows from Investing:
Capital expenditures	(0.5)	(17.0)	(17.3)	—	(34.8)
Restricted cash	—	—	(3.0)	—	(3.0)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	0.2
Intercompany investments	(60.8)	(73.5)	96.8	37.5	—
Net cash provided by (used for) investing activities	(61.3)	(90.5)	76.7	37.5	(37.6)

Cash Flows from Financing:
Proceeds from revolving credit facility—net	107.9	—	40.9	—	148.8
Proceeds from long-term debt	—	—	64.9	—	64.9
(Payments on) long-term debt	(18.9)	(0.3)	(29.1)	—	(48.3)
Proceeds from (payments on) notes financing—net	(0.1)	(1.3)	(17.3)	—	(18.7)
Intercompany financing	0.1	46.8	(9.4)	(37.5)	—
Options exercised	1.6	—	—	—	1.6
Net cash provided by (used for) financing activities	90.6	45.2	50.0	(37.5)	148.3

Effect of exchange rate changes on cash	—	—	(0.7)	—	(0.7)

Net increase (decrease) in cash and cash equivalents	1.5	6.3	(19.6)	—	(11.8)

Balance at beginning of period	4.2	8.5	55.9	—	68.6
Balance at end of period	$5.7	$14.8	$36.3	$—	$56.8

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(54.7)	$(8.9)	$(105.2)	$—	$(168.8)
Cash provided by (used for) operating activities of discontinued operations	—	(0.6)	(17.9)	—	(18.5)
Net cash provided by (used for) operating activities	(54.7)	(9.5)	(123.1)	—	(187.3)

Cash Flows from Investing:
Capital expenditures	(0.2)	(7.5)	(10.9)	—	(18.6)
Restricted cash	(0.3)	—	0.2	—	(0.1)
Proceeds from sale of business	—	143.6	—	—	143.6
Proceeds from sale of property, plant and equipment	—	0.1	2.8	—	2.9
Intercompany investments	98.7	(84.3)	31.9	(46.3)	—
Net cash provided by (used for) investing activities	98.2	51.9	24.0	(46.3)	127.8

Cash Flows from Financing:
Proceeds from revolving credit facility—net	17.5	—	74.1	—	91.6
Proceeds from long-term debt	750.0	—	55.8	—	805.8
(Payments on) long-term debt	(797.8)	(0.3)	(29.8)	—	(827.9)
Proceeds from (payments on) notes financing—net	—	(1.4)	—	—	(1.4)
Debt issue costs	(13.6)	—	—	—	(13.6)
Intercompany financing	(0.1)	(51.3)	5.1	46.3	—
Options exercised	1.5	—	—	—	1.5
Net cash provided by (used for) financing activities	(42.5)	(53.0)	105.2	46.3	56.0

Effect of exchange rate changes on cash	—	—	0.9	—	0.9

Net increase (decrease) in cash and cash equivalents	1.0	(10.6)	7.0	—	(2.6)

Balance at beginning of period	5.3	19.7	58.7	—	83.7
Balance at end of period	$6.3	$9.1	$65.7	$—	$81.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Analysis of Net Sales

The following table presents net sales by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Net sales:
Crane	$610.7	$554.8	$1,118.6	$947.6
Foodservice	395.2	395.0	747.4	734.4
Total net sales	$1,005.9	$949.8	$1,866.0	$1,682.0

Consolidated net sales for the three months ended June 30, 2012 increased 5.9% to $1,005.9 million from $949.8 million for the same period in 2011.  Consolidated net sales for the six months ended June 30, 2012 increased 10.9% to $1,866.0 million from $1,682.0 million for the same period in 2011.  The increase in net sales was primarily driven by 10.1% and 18.0% increases in the Crane segment for the three and six-month periods ended June 30, 2012, respectively, compared to the same periods in 2011.   Foodservice segment net sales for the second quarter of 2012 were even with net sales from the second quarter of 2011, while net sales for the first six months of 2012 were 1.8% higher as compared with the same period in 2011.

Crane segment net sales increased 10.1% for the three months ended June 30, 2012 to $610.7 million versus $554.8 million for the same period in 2011.  Net sales from the Crane segment for the six months ended June 30, 2012 increased 18.0% to $1,118.6 million compared to $947.6 million for the corresponding period in 2011.  The sales improvement was primarily driven by performance in the Americas and Greater Asia Pacific (GAP) regions, partially offset by sales decreases in the China and Europe, Middle East and Africa (EMEA) regions. Volatility of the Euro and select Asian currencies, in relation to the U.S. Dollar, had a negative $31.5 million and $37.4 million impact on crane segment sales for the three and six months ended June 30, 2012, respectively.

As of June 30, 2012, total Crane segment backlog was $943.6 million, a 1.4% increase over the March 31, 2012 backlog of $931.0 million and a 12.5% increase over the June 30, 2011 backlog of $838.8 million.  The backlog increase at June 30, 2012 compared to March 31, 2012 and June 30, 2011 was primarily driven by robust order activity in North America and Latin America as a result of continued improvements in end-market demand in those regions due to strength in the energy and infrastructure sectors.

Net sales from the Foodservice segment for the three months ended June 30, 2012 increased 0.1% to $395.2 million versus $395.0 million for the same time period in 2011.  Net sales from the Foodservice segment for the six months ended June 30, 2012 increased 1.8% to $747.4 million versus $734.4 million for the same period in 2011 as the increase in net sales was driven by increased volume in the Americas and Asia regions.  This volume increase was partially offset by a decline in customer rollouts in the first half of 2012 versus the same period in 2011, exit of certain low margin product lines and negative impact of foreign currency. Foodservice segment sales for the three months ended June 30, 2012 received $5.1 million unfavorable impact from the volatility of foreign currencies in relation to the U.S. Dollar.  Similar foreign currency volatility accounted for a $7.0 million unfavorable impact on segment sales during the six months ended June 30, 2012.

Analysis of Operating Earnings

The following table presents operating earnings by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Earnings from operations:
Crane	$46.5	$30.8	$67.4	$41.6
Foodservice	59.1	54.7	102.4	87.9
Corporate expense	(16.5)	(15.5)	(32.5)	(28.9)
Restructuring expense	(0.2)	(2.0)	(0.9)	(2.9)
Other	(0.1)	(0.1)	(0.1)	(0.1)
Total	$88.8	$67.9	$136.3	$97.6

Consolidated gross profit for the three months ended June 30, 2012 was $249.7 million, an increase of $24.7 million as compared to the $225.0 million of consolidated gross profit for the same period in 2011.  Consolidated gross profit for the six months ended June 30, 2012 was $455.9 million, an increase of $50.4 million as compared to the $405.5 million of consolidated gross profit for the same period in 2011.  The gross profit increases were driven primarily by the sales increases in the Crane segment for the three and six month periods ended June 30, 2012.

For the three and six-month periods ended June 30, 2012 versus the same periods in 2011, the Crane segment gross profit increased by $21.7 million and $41.9 million, respectively.  Net sales increases, pricing actions and lower warranty expenses, partially offset by a prior period inventory adjustment in the Americas region in the second quarter of 2012 (see “Prior Period Adjustment” at Note 1 of the company’s condensed consolidated financial statements for further discussion) drove the increase in gross profit for the three and six month periods in 2012 compared to the same periods in 2011.

For the three and six months ended June 30, 2012, the Foodservice segment gross profit increased $3.0 million and $8.5 million, respectively, versus the same periods last year.  Net sales increases, pricing actions and cost reductions, primarily in the Americas region, drove the increase in gross profit for the Foodservice segment during both periods.

For the three months ended June 30, 2012, engineering, selling and administrative (ES&A) expenses increased $5.7 million to $151.1 million versus $145.4 million for the three months ended June 30, 2011.  For the six months ended June 30, 2012, ES&A expenses increased $13.9 million to $299.5 million versus $285.6 million for the six months ended June 30, 2011.  Both Crane and Foodservice segments contributed to the three and six month period increases in ES&A due to higher employee benefit costs resulting from improved performance and continued investments in engineering. Corporate expenses were higher for the three and six-month periods ended June 30, 2012 versus prior periods due to higher stock-based compensation expenses. Additionally, the three-month period ended June 30, 2012 benefited from a settlement of a supplier related warranty claim in our crane segment and favorable settlement of a patent infringement lawsuit in our Foodservice segment.

For the three months ended June 30, 2012, Crane segment operating earnings were $46.5 million compared to $30.8 million for the three months ended June 30, 2011.  For the six months ended June 30, 2012, Crane segment operating earnings were $67.4 million compared to $41.6 million for the six months ended June 30, 2011.  Crane segment operating earnings increased in both 2012 periods due to the aforementioned increase in sales volume, pricing actions and decrease in warranty expenses, partially offset by increases in personnel expenses and continued investments in engineering.

For the three months ended June 30, 2012, Foodservice segment operating earnings were $59.1 million compared to $54.7 million for the three months ended June 30, 2011.  For the six months ended June 30, 2012, Foodservice segment operating earnings were $102.4 million compared to $87.9 million for the six months ended June 30, 2011.  Foodservice segment operating earnings increased in both periods due to the aforementioned increase in sales volume, pricing actions and the ongoing implementation of cost improvement initiatives.

For the three months ended June 30, 2012, corporate expenses were $16.5 million compared to $15.5 million for the three months ended June 30, 2011.  For the six months ended June 30, 2012, corporate expenses were $32.5 million compared to $28.9 million for the six months ended June 30, 2011.  Corporate expenses increased due to higher employee benefit and stock award compensation costs.

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

The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Deterioration in the market or actual results compared to the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s condensed consolidated balance sheet and results of operations.  The company completed its annual impairment review and determined that there was no impairment charge for the six months ended June 30, 2012.

Analysis of Non-Operating Income Statement Items

The loss on debt extinguishment for the three and six months ended June 30, 2011 was $24.2 million and $27.8 million, respectively.  On May 13, 2011 the company completed a refinancing of its Senior Credit Facility which resulted in an accelerated write-off of deferred financing fees associated with the credit facility previous to it being amended and the recognition of expense associated with interest rate hedges which were dedesignated.

Interest expense for the three months ended June 30, 2012 was $33.8 million versus $38.3 million for the three months ended June 30, 2011.  Interest expense for the first six months of 2012 was $66.8 million versus $77.7 million for the six months ended June 30, 2011.  The decrease in interest expense for the comparable periods of 2012 were a result of the debt reduction and the impact of the debt refinancing, which lowered the weighted average interest rates over the same period in 2011.  Amortization expenses for deferred financing fees were $4.1 million for the six months ended June 30, 2012 as compared to $6.0 million for the six months ended June 30, 2011.  Amortization expenses for deferred financing fees were $2.1 million for the quarter ended June 30, 2012 as compared to $2.7 million in the quarter ended June 30, 2011.  The lower expense in the three and six months ended June 30, 2012 was related to the lower balance of deferred financing fees as a result of the accelerated pay downs of Term Loans in 2011.

Other income, net for the three and six months ended June 30, 2012 was $1.9 million and $0.3 million, respectively, versus other income, net of $0.3 million and $1.1 million for the same periods ended June 30, 2011.  The decrease in other income for the three months ended June 30, 2012 as compared to the same three month period in 2011 was primarily due to the volatility of foreign currency exchange rates and the increase in other income for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

For the six months ended June 30, 2012, the company recorded an income tax expense of $26.8 million, as compared to an income tax expense of $2.0 million for the six months ended June 30, 2011.  The increase in the company’s tax expense for the six months ended June 30, 2012 relative to the prior year resulted primarily from an increase in pre-tax earnings.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.  Applying the provisions of ASC 740 may result in varying effective tax rates by quarter, based upon the jurisdictional mix of income in countries with varying statutory rates and timing of the company’s earnings.

The company’s unrecognized tax benefits, excluding interest and penalties, were $55.8 million as of June 30, 2012, and $45.8 million as of June 30, 2011.  All of the company’s unrecognized tax benefits as of June 30, 2012, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $16.0 million, either because the company’s tax positions are sustained on audit or settled or the applicable statute of limitations closes.

There have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.

The result from loss on sale from discontinued operations was $33.6 million for the six months ended June 30, 2011.  The loss was primarily attributable to the tax expense of $29.0 million on the sale of the Kysor/Warren businesses in January 2011.

Financial Condition

First Six Months of 2012

Cash and cash equivalents balance as of June 30, 2012 totaled $56.8 million, which was a decrease of $11.8 million from the December 31, 2011 balance of $68.6 million.  Cash flow used for operating activities of continuing operations for the first six months of 2012 was $121.3 million compared to cash used of continuing operations of $168.8 million for the first six months of 2011.  During the first six months of 2012, cash flow from continuing operations was used primarily for working capital to support increased order activity in both segments.  Inventory increases resulted in a use of cash of $152.6 million, partially offset by increased payables of $7.4 million; cash of $34.7 million was used for increased receivables due to higher sales primarily in the Crane segment.

Capital expenditures during the first six months of 2012 were $34.8 million versus $18.6 million during the first six months of 2011.  The majority of the capital expenditures were related to our new facility in Brazil, our enterprise resource planning (ERP) system implementation in France and machinery and equipment purchases for the Crane and Foodservice segments.

First Six Months of 2011

Cash and cash equivalents balance as of June 30, 2011 totaled $81.1 million, which was a decrease of $2.6 million from the December 31, 2010 balance of $83.7 million.  Cash flow used for operating activities of continuing operations for the first six months of 2011 was $168.8 million compared to cash provided by $2.8 million for the first six months of 2010.  During the first six months of 2011, cash flow from continuing operations was used to support increased order activity in both segments through increased working capital. Inventory increases resulted in a use of cash of $160.0 million, partially offset by increased payables of $111.9 million; cash of $163.7 million used for increased receivables reflected the increased sales of both segments.

Capital expenditures during the first six months of 2011 were $18.6 million versus $14.4 million during the first six months of 2010.

The majority of the capital expenditures were related to machinery and equipment purchases and major repairs, for the Crane and Foodservice segments.

Liquidity and Capital Resources

Outstanding debt at June 30, 2012 and December 31, 2011 is summarized as follows:

(in millions)	June 30, 2012	December 31, 2011
Revolving credit facility	$146.6	$—
Term loan A	315.0	332.5
Term loan B	332.0	332.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	410.9	407.7
Senior notes due 2020	620.2	613.5
Other	88.1	54.3
Total debt	2,062.8	1,890.0
Less current portion and short-term borrowings	(116.6)	(79.1)
Long-term debt	$1,946.2	$1,810.9

The company’s Senior Credit Facility originally became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.   The balance of Term Loan X was repaid in 2009.   On May 13, 2011, the company amended and extended the maturities of its Senior Credit Facility and by entering into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility.”)  See additional discussion of the Senior Credit Facility and Senior Notes in Note 8, “Debt.”

As of June 30, 2012, the company had outstanding $88.1 million of other indebtedness that has a weighted-average interest rate of approximately 6.2%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

As of June 30, 2011, the company offset, dedesignated and wrote-off all of its previous interest rate swaps against Term Loan A and B interest due to the amendment of its Senior Credit Facility (See Note 8, “Debt,” for a description of the Senior Credit Facility).  As of June 30, 2012, the company had outstanding $450.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.  The company is also party to various fixed-to-float interest rate swaps in connection with its 2018 and 2020 Notes.  At June 30, 2012, $200.0 million and $300.0 million of the 2018 and 2020 Notes respectively, were swapped to floating rate interest (See Note 8, “Debt,” for a description of the 2018 and 2020 Notes).  The 2018 Notes accrue interest at a rate of 9.50% on the fixed portion and 7.45% plus the six-month LIBOR reset in arrears on the variable portion. The 2020 Notes accrue interest at a rate of 8.50% on the fixed portion and 6.02% plus the six-month LIBOR reset in arrears on the variable portion. At June 30, 2012, the weighted average interest rates for the 2018 and 2020 Notes taking into consideration the impact of floating rate hedges, was 8.84% and 7.62%, respectively.  Both aforementioned swap contracts of the 2018 and 2020 Notes include a call premium schedule that mirrors that of the respective debt and includes an optional early termination cash settlement at five years from the trade date.

As of June 30, 2012, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2013 Notes, the 2018 Notes, and the 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of June 30, 2012 our Consolidated Senior Secured Leverage Ratio was 2.69:1, while the maximum ratio is 3.50:1 and our Consolidated Interest Coverage Ratio was 2.88:1, above the minimum ratio of 1.875:1.

The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of June 30, 2012 was $381.1 million. The company believes this measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of net earnings (loss) attributable to the Company to Adjusted EBITDA for the trailing twelve months ended June 30, 2012 was as follows:

Trailing Twelve Months,
(in millions)	June 30, 2012
Net earnings (loss) attributable to Manitowoc	$81.6
Loss from discontinued operations	1.1
Loss on sale of discontinued operations	1.0
Depreciation and amortization	114.0
Interest expense and amortization of deferred financing fees	144.3
Costs due to early extinguishment of debt	1.9
Restructuring charges	3.8
Income taxes	40.6
Other	(7.2)
Adjusted EBITDA	$381.1

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

Our liquidity position at June 30, 2012 and December 31, 2011 is summarized as follows:

(in millions)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$56.8	$71.3
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(146.6)	—
Less: Outstanding letters of credit	(34.5)	(34.5)
Total liquidity	$(375.7)	$536.8

The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.

The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500 million and expires May 2016.  As of June 30, 2012, the revolving facility had a balance of $146.6 million.  During the quarter the highest daily borrowing was $299.9 million and the average borrowing was $246.2 million while the average interest rate was 2.86% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread which is based upon the Consolidated Total Leverage Ratio of the company.  As of June 30, 2012, the spread for LIBOR and Prime borrowings is 3.0% and 2.0%, respectively, given the effective Consolidated Total Leverage Ratio for this period.

The company has not provided for additional U.S. income taxes on approximately $593.7 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. At June 30, 2012, approximately $32.9 million of our total cash and cash equivalents were held by our foreign subsidiaries. This cash is associated with earnings that we have asserted are permanently reinvested. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because the U.S. operations and debt service is supported by the cash generated by the U.S. operations. The company would only plan to repatriate foreign cash when it would be tax effective through the utilization of foreign tax credits or when earnings qualify as previously taxed income.

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

Foodservice—weather; global expansion of customers; commercial ice-cube machine and other foodservice equipment replacement cycles in the United States and other mature markets; unanticipated issues associated with refresh/renovation plans by national restaurant accounts and global chains; growth in demand for foodservice equipment by customers in emerging markets; and demand for quick service restaurants (QSR) chains and kiosks.

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

Date: August 7, 2012	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

JUNE 30, 2012

Exhibit No.	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)          Filed Herewith

(2)          Furnished Herewith