Form 10-Q
period 2012-09-30
MANITOWOC CO INC
filed 2012-11-05
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 29, 2012, the most recent practicable date, was 132,473,053.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(In millions, except per-share and average shares data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$955.7	$935.4	$2,821.7	$2,617.4

Costs and expenses:
Cost of sales	719.7	712.3	2,126.9	1,990.3
Engineering, selling and administrative expenses	154.0	143.2	453.5	428.8
Restructuring expense	0.7	0.9	1.6	3.8
Amortization expense	9.5	9.9	28.6	29.2
Other	1.9	0.3	2.0	0.4
Total operating costs and expenses	885.8	866.6	2,612.6	2,452.5

Earnings (loss) from operations	69.9	68.8	209.1	164.9

Other income (expenses):
Amortization of deferred financing fees	(2.0)	(2.2)	(6.1)	(8.2)
Interest expense	(34.4)	(34.0)	(101.2)	(111.7)
Loss on debt extinguishment	—	—	—	(27.8)
Other income (expense), net	(0.2)	2.0	0.1	3.1
Total other income (expenses)	(36.6)	(34.2)	(107.2)	(144.6)

Earnings (loss) from continuing operations before taxes on income	33.3	34.6	101.9	20.3
Provision (benefit) for taxes on income	13.7	12.9	41.0	13.8
Earnings (loss) from continuing operations	19.6	21.7	60.9	6.5

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $0.0, ($0.2), ($0.2) and ($2.1), respectively	0.1	(0.1)	(0.4)	(3.1)
Gain (loss) on sale of discontinued operations, net of income taxes of $0.0, $0.0, $0.0 and $29.0, respectively	—	—	—	(33.6)
Net earnings (loss)	19.7	21.6	60.5	(30.2)
Less: Net loss attributable to noncontrolling interest, net of income taxes	(2.5)	(2.1)	(6.7)	(4.1)
Net earnings (loss) attributable to Manitowoc	$22.2	$23.7	$67.2	$(26.1)

Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$22.1	$23.8	$67.6	$10.6
Earnings (loss) from discontinued operations, net of income taxes	0.1	(0.1)	(0.4)	(3.1)
Loss on sale of discontinued operations, net of income taxes	—	—	—	(33.6)
Net earnings (loss) attributable to Manitowoc	$22.2	$23.7	$67.2	$(26.1)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.17	$0.18	$0.52	$0.08
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	0.00	(0.00)	(0.00)	(0.02)
Loss on sale of discontinued operations, net of income taxes	—	—	—	(0.26)
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.17	$0.18	$0.51	$(0.20)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.17	$0.18	$0.51	$0.08
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	0.00	(0.00)	(0.00)	(0.02)
Loss on sale of discontinued operations, net of income taxes	—	—	—	(0.25)
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.17	$0.18	$0.51	$(0.20)

Weighted average shares outstanding — basic	130,704,895	130,510,828	130,610,592	130,464,015
Weighted average shares outstanding — diluted	132,602,292	133,036,277	132,576,695	133,584,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings (loss)	$19.7	$21.6	$60.5	$(30.2)
Other comprehensive income (loss), net of tax
Derivative instrument fair market value adjustment, net of income taxes of $2.0, $(4.3), $1.6 and $2.3, respectively	4.0	(8.8)	3.1	4.7
Foreign currency translation adjustments	24.9	(31.8)	2.0	8.4

Total other comprehensive income (loss), net of tax	28.9	(40.6)	5.1	13.1

Comprehensive income (loss)	48.6	(19.0)	65.6	(17.1)

Comprehensive income (loss) attributable to noncontrolling interest	(2.5)	(2.1)	(6.7)	(4.1)

Comprehensive income (loss) attributable to Manitowoc	$51.1	$(16.9)	$72.3	$(13.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

(Unaudited)

(In millions, except share data)

	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$68.3	$68.6
Marketable securities	2.7	2.7
Restricted cash	10.1	7.2
Accounts receivable, less allowances of $14.1 and $12.8, respectively	339.3	297.0
Inventories — net	866.4	665.8
Deferred income taxes	115.7	117.8
Other current assets	98.0	77.8
Total current assets	1,500.5	1,236.9

Property, plant and equipment — net	561.6	568.2
Goodwill	1,230.5	1,229.7
Other intangible assets — net	822.9	851.8
Other non-current assets	139.7	144.6
Total assets	$4,255.2	$4,031.2

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$890.4	$868.7
Current portion of long-term debt and short-term borrowings	114.0	79.1
Product warranties	92.6	93.8
Customer advances	27.9	35.1
Product liabilities	28.5	26.8
Total current liabilities	1,153.4	1,103.5
Non-Current Liabilities:
Long-term debt	1,915.6	1,810.9
Deferred income taxes	267.7	266.7
Pension obligations	89.8	90.6
Postretirement health and other benefit obligations	61.0	59.8
Long-term deferred revenue	34.0	34.2
Other non-current liabilities	164.0	175.8
Total non-current liabilities	2,532.1	2,438.0

Commitments and contingencies (Note 14)

Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 132,473,053 and 131,884,765 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	484.2	470.8
Accumulated other comprehensive income (loss)	(9.9)	(15.0)
Retained earnings	197.0	129.8
Treasury stock, at cost (30,702,875 and 31,291,163 shares, respectively)	(86.4)	(87.4)
Total Manitowoc stockholders’ equity	586.3	499.6
Noncontrolling interest	(16.6)	(9.9)
Total equity	569.7	489.7
Total liabilities and equity	$4,255.2	$4,031.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operations:
Net earnings (loss)	$60.5	$(30.2)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities of continuing operations:
Discontinued operations, net of income taxes	0.4	3.1
Depreciation	51.4	62.6
Amortization of intangible assets	28.6	29.2
Deferred income taxes	1.8	(4.5)
Loss (gain) on sale of property, plant and equipment	0.8	(0.5)
Restructuring expense	1.6	3.8
Amortization of deferred financing fees	6.1	8.2
Loss on debt extinguishment	—	27.8
Loss on sale of discontinued operations	—	33.6
Stock-based compensation expense	11.8	11.0
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(42.1)	(129.0)
Inventories	(200.9)	(254.3)
Other assets	(15.5)	(5.4)
Accounts payable	3.4	124.9
Accrued expenses and other liabilities	21.6	(43.9)
Net cash provided by (used for) operating activities of continuing operations	(70.5)	(163.6)
Net cash provided by (used for) operating activities of discontinued operations	(0.4)	(18.7)
Net cash provided by (used for) operating activities	(70.9)	(182.3)

Cash Flows from Investing:
Capital expenditures	(50.3)	(32.3)
Restricted cash	(2.9)	0.2
Proceeds from sale of business	—	143.6
Proceeds from sale of property, plant and equipment	0.7	5.8
Net cash provided by (used for) investing activities	(52.5)	117.3

Cash Flows from Financing:
Proceeds from revolving credit facility	123.4	98.0
Proceeds from swap monetization	14.8	21.5
(Payments on) long-term debt	(70.3)	(861.6)
Proceeds from long-term debt	73.1	835.6
(Payments on) notes financing	(21.5)	(7.3)
Debt issuance costs	(0.3)	(14.3)
Exercises of stock options	2.6	1.6
Net cash provided by (used for) financing activities of continuing operations	121.8	73.5

Effect of exchange rate changes on cash	1.3	(2.1)

Net increase (decrease) in cash and cash equivalents	(0.3)	6.4
Balance at beginning of period	68.6	83.7
Balance at end of period	$68.3	$90.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

1.  Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, the cash flows for the same nine-month periods, and the financial position at September 30, 2012, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual condensed consolidated financial statements and notes for the year ended December 31, 2011.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC’s rules and regulations dealing with interim financial statements.  However, the company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Certain prior period amounts have been reclassified to conform to current presentation.

Revision of Prior Period Financial Statements:  During the third quarter of 2012 the company identified errors related to its deferred tax liability and goodwill accounts that originated in connection with certain acquisitions five to eleven years ago, resulting in an understatement of these accounts, and a cumulative overstatement of income tax expense of $18.6 million through June 30, 2012. In addition, the company had previously identified an error related to the overstatement of inventory ($2.9 million in 2011 and $1.1 million in the first quarter of 2012) that had been corrected as an out-of-period adjustment in the second quarter of 2012. The company does not believe these errors to be material to the company’s results of operations, financial position, or cash flows for any of the company’s previously filed annual or quarterly financial statements. The company has revised the condensed consolidated financial statements included herein to correct for these errors.  These revisions, including those previously disclosed in the company’s Annual report on Form 10-K, for the year ended December 31, 2011, impacted the condensed consolidated financial statements as follows:

(a) Increase to cost of sales and decrease to earnings (loss) from continuing operations before taxes on earnings of $0.4 million and $1.4 million for the three and nine months ended September 30, 2011, respectively.

(b) Decrease to provision for taxes on income of: $0.4 million and $1.3 million for the three and nine months ended September 30, 2011, respectively, and decrease to net earnings of $0.1 million for the nine months ended, September 30, 2011.

(c) At December 31, 2011: Decrease to inventories net of $2.9 million; increase to goodwill of $64.9 million; increase to other non-current assets of $4.0 million; increase to total assets of $66.0 million; decrease to accounts payable and accrued expenses of $1.1 million; increase to deferred income taxes of $50.9 million; and increase to total equity of $16.2 million.

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

The following selected financial data of the Kysor/Warren businesses, primarily consisting of administrative costs, for the three and nine months ended September 30, 2012 and 2011, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Net sales	$—	$—	$—	$3.3

Pretax earnings (loss) from discontinued operation	$—	$(0.1)	$(0.4)	$(4.2)
Provision (benefit) for taxes on earnings	—	(0.1)	(0.1)	(1.7)
Net earnings (loss) from discontinued operation	$—	$—	$(0.3)	$(2.5)

The following selected financial data of various other businesses disposed of prior to 2012, primarily consisting of administrative costs, for the three and nine-months ended September 30, 2012 and 2011, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Net sales	$—	$—	$—	$—

Pretax earnings (loss) from discontinued operation	$0.1	$(0.2)	$(0.2)	$(1.0)
Provision (benefit) for taxes on earnings	—	(0.1)	(0.1)	(0.4)
Net earnings (loss) from discontinued operation	$0.1	$(0.1)	$(0.1)	$(0.6)

3. Fair Value of Financial Instruments

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$—	$1.7	$—	$1.7
Commodity contracts	—	0.1	—	0.1
Marketable securities	2.6	—	—	2.6
Total current assets at fair value	$2.6	$1.8	$—	$4.4

Non-Current Assets:
Interest rate cap contracts	$—	$0.7	$—	$0.7
Total non-current assets at fair value	$—	$0.7	$—	$0.7

Current Liabilities:
Foreign currency exchange contracts	$—	$1.8	$—	$1.8
Commodity contracts	—	1.4	—	1.4
Interest rate swap contracts	—	2.5	—	2.5
Total current liabilities at fair value	$—	$5.7	$—	$5.7

	Fair Value as of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total

Current Assets:
Foreign currency exchange contracts	$—	$0.8	$—	$0.8
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$2.7	$0.8	$—	$3.5

Non-current Assets:
Interest rate swap contracts	$—	$0.5	$—	$0.5
Interest rate cap contracts	—	0.3	—	0.3
Total non-current assets at fair value	$—	$0.8	$—	$0.8

Current Liabilities:
Foreign currency exchange contracts	$—	$6.7	$—	$6.7
Commodity contracts	—	2.4	—	2.4
Total current liabilities at fair value	$—	$9.1	$—	$9.1

Non-current Liabilities:
Interest rate swap contracts	$—	$9.5	$—	$9.5
Total non-current liabilities at fair value	$—	$9.5	$—	$9.5

The fair value of the company’s 7.125% Senior Notes due 2013 was approximately $150.8 million and $146.6 million at September 30, 2012 and December 31, 2011, respectively. The fair value of the company’s 9.50% Senior Notes due 2018 was approximately $449.0 million and $434.0 million at September 30, 2012 and December 31, 2011, respectively. The fair value of the company’s 8.50% Senior Notes due 2020 was approximately $672.8 million and $634.9 million at September 30, 2012 and December 31, 2011, respectively. The fair values of the company’s Term Loans under its Senior Credit Facility were as follows at September 30, 2012 and December 31, 2011, respectively:  Term Loan A — $304.3 million and $318.6 million; and Term Loan B — $333.9 million and $324.1 million.  See Note 8, “Debt,” for a description of the debt instruments and their related carrying values.

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

The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; though these markets are typically thinly traded, the liabilities are therefore classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (See Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of September 30, 2012 and December 31, 2011 due to the short-term nature of these instruments.

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

The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk.  Interest rate swap and cap instruments are entered into to manage interest rate or fair value risk.  Swap contracts on various commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing process.  The company also enters into various foreign currency derivative instruments to manage foreign currency risk associated with the company’s projected foreign currency denominated purchases, sales, and receivable and payable balances.

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the company designates commodity swaps, foreign currency exchange contracts, and interest rate derivative contracts as cash flow hedges of forecasted purchases of commodities and currencies, and fixed or variable rate interest payments.  Also in accordance with ASC Topic 815-10, the company designates fixed-to-float interest rate swaps as fair market value hedges of fixed rate debt, which synthetically swap the company’s fixed rate debt to floating rate debt.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $1.0 million of unrealized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.

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

As of September 30, 2012 and December 31, 2011, the company had the following outstanding commodity and currency forward contracts that were entered into to hedge forecasted transactions:

	Units Hedged
Commodity	September 30, 2012	December 31, 2011		Type
Aluminum	1,501	1,254	MT	Cash Flow
Copper	513	684	MT	Cash Flow
Natural Gas	227,127	346,902	MMBtu	Cash Flow
Steel	10,758	8,231	Tons	Cash Flow

	Units Hedged
Short Currency	September 30, 2012	December 31, 2011	Type
Canadian Dollar	7,681,869	25,083,644	Cash Flow
European Euro	80,882,410	67,565,453	Cash Flow
South Korean Won	2,552,218,195	3,224,015,436	Cash Flow
Singapore Dollar	4,800,000	4,800,000	Cash Flow
United States Dollar	2,701,939	5,538,777	Cash Flow
Chinese Renminbi	59,595,280	111,177,800	Cash Flow

As of June 30, 2011, the company offset, dedesignated and wrote-off all of its previous interest rate swaps against Term Loan A and B interest due to the amendment of its Senior Credit Facility (See Note 8, “Debt,” for a description of the Senior Credit Facility).  As of September 30, 2012, the company had outstanding $350.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.

In the third quarter of 2011, the company monetized the derivative asset related to the fixed-to-float interest rate swaps in connection with the 2018 and 2020 Notes and received $21.5 million.  The gain was treated as an increase to the debt balances for each of the

2018 and 2020 Notes and will be amortized against interest expense over the life of the original swap.  The company subsequently entered new interest rate swaps.

In the third quarter of 2012, the company further monetized the derivative asset related to certain portions of its fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million in the quarter.  Consistent with the prior year monetization, the company treated the gain as an increase to the debt balances for each of the 2018 and 2020 notes, which will be amortized against interest expense over the life of the original swaps.

For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Condensed Consolidated Statements of Operations.  As of September 30, 2012 and December 31, 2011, the company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	September 30, 2012	December 31, 2011	Recognized Location	Purpose
British Pound	7,100,000	—	Other income, net	Accounts Payable and Receivable Settlement
Euro	35,378,670	33,150,213	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	—	6,000,000	Other income, net	Accounts Payable and Receivable Settlement
Australian Dollar	1,988,000	7,569,912	Other income, net	Accounts Payable and Receivable Settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011 was as follows:

		ASSET DERIVATIVES
		September 30, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.3	$0.6
Commodity contracts	Other current assets	0.1	—
Interest rate swap contracts: Fixed-to-float	Other non-current assets	—	0.5
Interest rate cap contracts	Other non-current assets	0.7	0.3
Total derivatives designated as hedging instruments		$2.1	$1.4

		ASSET DERIVATIVES
		September 30, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.4	$0.1
Total derivatives NOT designated as hedging instruments		$0.4	$0.1

Total asset derivatives		$2.5	$1.5

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011 was as follows:

		LIABILITY DERIVATIVES
		September 30, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$1.7	$5.2
Commodity contracts	Accounts payable and accrued expenses	1.3	2.5
Total derivatives designated as hedging instruments		$3.0	$7.7

		LIABILITY DERIVATIVES
		September 30, 2012	December 31, 2011
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.2	$1.6
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	2.5	9.5
Total derivatives NOT designated as hedging instruments		$2.7	$11.1

Total liability derivatives		$5.7	$18.8

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and September 30, 2011 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheet was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	September 30, 2012	September 30, 2011	OCI into Income (Effective Portion)	September 30, 2012	September 30, 2011
Foreign exchange contracts	$2.7	$(6.1)	Cost of sales	$(3.6)	$0.7
Interest rate swap & cap contracts	—	0.2	Interest expense	—	—
Commodity contracts	0.9	(2.0)	Cost of sales	(0.8)	(0.1)
Total	$3.6	$(7.9)		$(4.4)	$0.6

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	September 30, 2012	September 30, 2011
Commodity contracts	Cost of sales	$(0.1)	$(0.1)
Total		$(0.1)	$(0.1)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	September 30, 2012	September 30, 2011
Foreign exchange contracts	Other income	$0.3	$1.5
Interest rate swaps	Other income	2.3	2.4
Total		$2.6	$3.9

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012 and September 30, 2011 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheet was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	September 30, 2012	September 30, 2011	OCI into Income (Effective Portion)	September 30, 2012	September 30, 2011
Foreign exchange contracts	$2.5	$(4.2)	Cost of sales	$(6.9)	$(4.2)
Interest rate swap & cap contracts	(0.1)	1.3	Interest expense	—	(7.9)
Commodity contracts	0.7	(2.3)	Cost of sales	(2.2)	0.8
Total	$3.1	$(5.2)		$(9.1)	$(11.3)

Derivatives	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	September 30, 2012	September 30, 2011
Commodity contracts	Cost of sales	$(0.2)	$(0.1)
Total		$(0.2)	$(0.1)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging Instruments (in millions)	Derivative	September 30, 2012	September 30, 2011
Foreign exchange contracts	Other income	$(1.2)	$(1.2)
Interest rate swaps	Other income	6.9	$2.4
Total		$5.7	$1.2

The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and September 30, 2011 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	September 30, 2012	September 30, 2011
Interest rate swap contracts	Interest expense	$—	$7.1
Total		$—	$7.1

The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012 and September 30, 2011 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	September 30, 2012	September 30, 2011
Interest rate swap contracts	Interest expense	$11.5	$18.8
Total		$11.5	$18.8

5. Inventories

The components of inventories at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
(in millions)	2012	2011
Inventories — gross:
Raw materials	$257.8	$246.8
Work-in-process	228.7	168.1
Finished goods	487.5	357.6
Total inventories — gross	974.0	772.5
Excess and obsolete inventory reserve	(73.1)	(75.3)
Net inventories at FIFO cost	900.9	697.2
Excess of FIFO costs over LIFO value	(34.5)	(31.4)
Inventories — net	$866.4	$665.8

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2011, and the three months ended March 31, 2012, June 30, 2012, and September 30, 2012 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2011	$343.9	$1,414.5	$1,758.4
Restructuring reserve adjustment	—	(3.0)	(3.0)
Foreign currency impact	(5.1)	(0.3)	(5.4)
Gross balance as of December 31, 2011	$338.8	$1,411.2	$1,750.0
Asset impairments	—	(520.3)	(520.3)
Net balance as of December 31, 2011	$338.8	$890.9	$1,229.7

Foreign currency impact	$3.8	$0.2	$4.0
Gross balance as of March 31, 2012	$342.6	$1,411.4	$1,754.0
Foreign currency impact	$(10.8)	$(0.1)	$(10.9)
Gross balance as of June 30, 2012	$331.8	$1,411.3	$1,743.1
Foreign currency impact	7.6	0.1	7.7
Gross balance as of September 30, 2012	$339.4	$1,411.4	$1,750.8
Asset impairments	—	(520.3)	(520.3)
Net balance as of September 30, 2012	$339.4	$891.1	$1,230.5

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

The gross carrying amount, accumulated amortization and net book value of the company’s intangible assets other than goodwill at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012			December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$314.6	$—	$314.6	$315.0	$—	$315.0
Customer relationships	437.9	(90.9)	347.0	437.7	(73.8)	363.9
Patents	33.2	(25.2)	8.0	33.1	(23.3)	9.8
Engineering drawings	11.0	(7.8)	3.2	11.1	(7.3)	3.8
Distribution network	20.3	—	20.3	20.4	—	20.4
Other intangibles	183.1	(53.3)	129.8	182.7	(43.8)	138.9
Total	$1,000.1	$(177.2)	$822.9	$1,000.0	$(148.2)	$851.8

Amortization expense for the three months ended September 30, 2012 and 2011 was $9.5 million and $9.9 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $28.6 million and $29.2 million, respectively. Amortization expense related to intangible assets for each of the five succeeding years is estimated to be approximately $40 million per year.

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
(in millions)	2012	2011
Trade accounts payable and interest payable	$491.7	$482.2
Employee related expenses	104.0	96.7
Restructuring expenses	19.9	21.9
Profit sharing and incentives	35.2	33.4
Accrued rebates	36.7	39.3
Deferred revenue - current	25.5	27.0
Derivative liabilities	5.8	18.8
Income taxes payable	25.2	—
Miscellaneous accrued expenses	146.4	149.4
	$890.4	$868.7

8. Debt

Outstanding debt at September 30, 2012 and December 31, 2011 is summarized as follows:

(in millions)	September 30, 2012	December 31, 2011
Revolving credit facility	$124.0	$—
Term loan A	306.3	332.5
Term loan B	332.0	332.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	411.0	407.7
Senior notes due 2020	621.9	613.5
Other	84.4	54.3
Total debt	2,029.6	1,890.0
Less current portion and short-term borrowings	(114.0)	(79.1)
Long-term debt	$1,915.6	$1,810.9

The company’s Senior Credit Facility originally became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.   The balance of Term Loan X was repaid in 2009.   On May 13, 2011, the company amended and extended the maturities of its Senior Credit Facility by entering into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”).

The Senior Credit Facility currently includes three different loan facilities.  The first is a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.  Including interest rate caps at September 30, 2012, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.25% and 4.25%, respectively.  Excluding interest rate caps, Term Loan A and Term Loan B interest rates were 3.25% and 4.25%, respectively, at September 30, 2012.

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

On September 30, 2012, the company had outstanding $150.0 million of 7.125% Senior Notes due 2013 (the “2013 Notes”).  Interest on the 2013 Notes is payable semiannually in May and November each year.  As of November 1, 2011, the company is permitted to redeem the 2013 Notes in whole or in part at any time with no prepayment premium.  See Note 20, “Subsequent Events,” for information regarding the redemption of the 2013 Notes.

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

As of September 30, 2012, the company had outstanding $84.4 million of other indebtedness that has a weighted-average interest rate of approximately 6.5%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

As of June 30, 2011, the company offset, dedesignated and wrote-off all of its previous interest rate swaps against Term Loans A and B interest due to the amendment of its Senior Credit Facility.  As of September 30, 2012, the company had outstanding $350.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.

In the third quarter of 2011, the company monetized the derivative asset related to the fixed-to-float interest rate swaps in connection with the 2018 and 2020 Notes and received $21.5 million.  The gain was treated as an increase to the debt balances for each of the 2018 and 2020 Notes and will be amortized to interest expense over the life of the original swap.  The company subsequently entered new interest rate swaps.

In the third quarter of 2012, the company further monetized the derivative asset related to certain portions of its fixed-to-float interest rate swaps related to its 2018 and 2020 notes and received $14.8 million in the quarter.  Consistent with the prior year monetization, the company treated the gain as an increase to the debt balances for each of the 2018 and 2020 notes, which will be amortized to interest expense over the life of the original swaps.

The balance sheet values of the 2018 and 2020 Notes at September 30, 2012 and December 31, 2011 are not equal to the face value of the Notes due to the fact that the monetized value and the fair market value of the fixed-to-float interest rate hedges on these Notes is included in the applicable balance sheet value (See Note 4, “Derivative Financial Instruments” for more information).

As of September 30, 2012, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2013 Notes, the 2018 Notes, and the 2020 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of September 30, 2012 our Consolidated Senior Secured Leverage Ratio was 2.83:1, while the maximum ratio is 3.50:1 and our Consolidated Interest Coverage Ratio was 2.85:1, above the minimum ratio of 2.00:1.

9. Accounts Receivable Securitization

On September 26, 2012, the company entered into a Fourth Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC (“U.S. Seller”) and Manitowoc Cayman Islands Funding Ltd. (“Cayman Seller”), as sellers, the Company, Garland Commercial Ranges Limited (“Garland”), Convotherm Elektrogeräte GmbH (“Convotherm”), and the other persons from time to time party thereto, as servicers, and Wells Fargo Bank, N.A. (“Wells Fargo”), as purchaser and agent (the “Fourth Amended and Restated Receivables Purchase Agreement”).  Pursuant to this amendment, (i) the commitment size of this facility increased from up to $125 million to up to $150 million; (ii) Wells Fargo was added as purchaser and agent, replacing Hannover Funding Company, LLC, and Norddeutsche Landesbank Girozentrale, respectively; (iii) the facility commitment was extended for a three-year period; and (iv) the company’s cost of funds decreased through the use of a LIBOR index rate plus a 1.45% fixed spread for three years (as opposed to using an underlying commercial paper rate, as was previously the case).  Trade accounts receivables sold to a third-party financial institution (“Purchaser”) and being serviced by the company totaled $146.9 million at September 30, 2012 and $121.1 million at December 31, 2011.

Transactions under the accounts receivable securitization program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., 60 days) as noted below.

Due to an average collection cycle of less than 60 days for such accounts receivable as well as the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded at September 30, 2012 and December 31, 2011 was $59.8 million and $40.3 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

The accounts receivable securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the Senior Credit Facility.  As of September 30, 2012, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the accounts receivable securitization program.  Based on our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.

10.  Income Taxes

For the nine months ended September 30, 2012, the company recorded an income tax expense of $41.0 million, compared to an income tax expense of $13.8 million for the nine months ended September 30, 2011.  The increase in the company’s tax expense for the nine months ended September 30, 2012 relative to the prior year resulted primarily from an increase in pre-tax earnings.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.

The company’s unrecognized tax benefits, excluding interest and penalties, were $55.6 million as of September 30, 2012, and $48.7 million as of September 30, 2011.  All of the company’s unrecognized tax benefits as of September 30, 2012, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $16.0 million, either because the company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

The company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 and 2009.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008.  In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any.  The company will file a formal protest to the proposed adjustment during the fourth quarter of 2012.  The company plans to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  However, there can be no assurance that this matter will be resolved in the company’s favor.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009; the company also formally disagreed with these adjustments.

The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of September 30, 2012, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

As of September 30, 2012, there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.

11.  Earnings Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	130,704,895	130,510,828	130,610,592	130,464,015
Effect of dilutive securities - stock options and restricted stock	1,897,397	2,525,449	1,966,103	3,120,287
Diluted weighted average common shares outstanding	132,602,292	133,036,277	132,576,695	133,584,302

For the three and nine months ended September 30, 2012, 3.4 million and 3.4 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

No dividends were paid during each of the three and nine-month periods ended September 30, 2012 and September 30, 2011.

12.  Stockholders’ Equity

The following is a roll forward of retained earnings and noncontrolling interest for the nine months ended September 30, 2012 and 2011:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2011	$129.8	$(9.9)
Net earnings (loss)	67.2	(6.7)
Balance at September 30, 2012	$197.0	$(16.6)

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2010	$151.6	$(3.4)
Net earnings (loss)	(26.1)	(4.1)
Balance at September 30, 2011	$125.5	$(7.5)

Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of September 30, 2012, the company has purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization; however, the company has not purchased any shares of its common stock under this authorization since 2006.

13.  Stock-Based Compensation

Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and amortized over the stock options’ vesting period.  Stock-based compensation expense was $3.2 million and $2.6 million for the three months ended September 30, 2012 and 2011, respectively.  Stock-based compensation expense was $11.8 million and $11.0 million for the nine months ended September 30, 2012 and 2011, respectively.  The company granted options to acquire 0.7 million and 1.0 million shares of common stock to officers and employees during the first three quarters of 2012 and 2011, respectively.  The company does not currently grant options to directors; however, prior to 2011, any option grants to directors were exercisable immediately upon granting and expire ten years subsequent to the grant date.  For all outstanding grants made to officers and employees prior to 2011, options become exercisable in 25% increments annually over a four-year period beginning on the second anniversary of the grant date and expire ten years subsequent to the grant date.  Starting with 2011 grants, any options become exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years subsequent to the grant date.  In addition, the company issued a total of 0.5 million and 0.8 million shares of restricted stock to directors, officers and employees during the first three quarters of 2012 and 2011, respectively.  The restrictions on all shares of restricted stock expire on the third anniversary of the applicable grant date.

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

14.  Contingencies and Significant Estimates

As of September 30, 2012, the company held reserves for environmental matters related to Enodis locations of approximately $0.9 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in the aggregate.

The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of September 30, 2012, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of September 30, 2012, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Condensed Consolidated Balance Sheet at September 30, 2012 were $28.5 million; $5.8 million was reserved specifically for actual cases and $22.7 million for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At September 30, 2012 and December 31, 2011, the company had reserved $102.0 million and $104.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.

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

15. Guarantees

The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at September 30, 2012 and December 31, 2011 was $59.5 million and $61.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at September 30, 2012 and December 31, 2011 was $84.8 million and $89.5 million, respectively.  These amounts are not reduced for amounts the company would recover from repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2016.

During the nine months ended September 30, 2012 and 2011, the company sold no additional long term notes receivable to third party financing companies. Related to notes sold in other periods, the company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Condensed Consolidated Statements of Cash Flows.  During the three and nine months ended September 30, 2012, the customers paid $0.2 million and $13.7 million, respectively, on the notes to the third party financing companies.  During the three and nine months ended September 30, 2011, the customers paid $0.6 million and $2.0 million, respectively, on the notes to the third party financing companies.  As of September 30, 2012 and December 31, 2011, the outstanding balance of the notes receivable guaranteed by the company was $0.7 million and $14.1 million, respectively.

In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine months ended September 30, 2012 and the year ended December 31, 2011:

(in millions)	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Balance at beginning of period	$104.4	$99.9
Accruals for warranties issued during the period	41.8	66.8
Settlements made (in cash or in kind) during the period	(44.2)	(62.3)
Currency translation	—	—
Balance at end of period	$102.0	$104.4

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

The components of periodic benefit costs for the three and nine months ended September 30, 2012 and September 30, 2011 are as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$1.6	$0.6
Interest cost of projected benefit obligations	2.5	2.5	0.7	7.6	7.5	2.1
Expected return on plan assets	(2.5)	(2.1)	—	(7.6)	(6.1)	—
Amortization of actuarial net (gain) loss	0.8	0.3	0.2	2.2	0.7	0.4
Net periodic benefit costs	$0.8	$1.2	$1.1	$2.2	$3.7	$3.1

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.4	$0.2	$—	$1.3	$0.6
Interest cost of projected benefit obligations	2.6	2.6	0.9	7.8	7.7	2.5
Expected return on plan assets	(2.4)	(2.2)	—	(7.2)	(6.7)	—
Amortization of actuarial net (gain) loss	0.4	0.2	0.1	1.2	0.4	0.3
Net periodic benefit costs	$0.6	$1.0	$1.2	$1.8	$2.7	$3.4

17. Restructuring

The following is a rollforward of all restructuring activities relating to the Crane segment for the nine-month period ended September 30, 2012 (in millions):

Restructuring Reserve Balance as of December 31, 2011	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of September 30, 2012
$4.3	$0.3	$(2.2)	$—	$2.4

The following is a rollforward of all restructuring activities relating to the Foodservice segment for the nine-month period ended September 30, 2012 (in millions):

Restructuring Reserve Balance as of December 31, 2011	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of September 30, 2012
$17.6	$1.3	$(1.4)	$—	$17.5

18. Recent Accounting Changes and Pronouncements

In July 2012, the FASB issued ASU 2012-02 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for indefinite-lived intangible asset impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the company’s annual and interim indefinite-lived intangible asset impairment tests performed for interim periods beginning after September 15, 2012.  The adoption of this ASU is not expected to have a material impact on the company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the company’s annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not impact the company’s condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Net sales:
Crane	$555.1	$529.4	$1,673.6	$1,477.0
Foodservice	400.6	406.0	1,148.1	1,140.4
Total net sales	$955.7	$935.4	$2,821.7	$2,617.4
Earnings (loss) from operations:
Crane	$25.0	$24.4	$95.2	$64.5
Foodservice	64.2	59.3	166.6	147.2
Corporate expense	(16.7)	(13.7)	(49.1)	(42.6)
Restructuring expense	(0.7)	(0.9)	(1.6)	(3.8)
Other	(1.9)	(0.3)	(2.0)	(0.4)
Earnings (loss) from operations	$69.9	$68.8	$209.1	$164.9

Crane segment operating earnings for the three and nine months ended September 30, 2012 includes amortization expense of $1.5 million and $4.5 million, respectively.  Crane segment operating earnings for the three and nine months ended September 30, 2011 includes amortization expense of $1.6 million and $5.0 million, respectively.  Foodservice segment operating earnings for the three and nine months ended September 30, 2012 includes amortization expense of $8.0 million and $24.1 million, respectively.  Foodservice segment operating earnings for the three and nine months ended September 30, 2011 includes amortization expense of $8.2 million and $24.2 million, respectively.

As of September 30, 2012 and December 31, 2011, the total assets by segment were as follows:

(in millions)	September 30, 2012	December 31, 2011
Crane	$1,966.9	$1,760.8
Foodservice	1,988.3	2,201.2
Corporate	300.0	69.2
Total	$4,255.2	$4,031.2

20.  Subsequent Events

On October 19, 2012, the company completed the sale of $300 million aggregate principal amount of its 5.875% Senior Notes due October 2022 (the “2022 Notes”) at an issue price of 100%. The 2022 Notes are guaranteed by certain of the company’s 100% owned subsidiaries (the “Guarantors”) and were issued under an Indenture, dated as of February 8, 2010, between the company and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by a Fourth Supplemental Indenture, dated as of October 19, 2012, among the company, the Guarantors and the Trustee (the “Supplemental Indenture”).  The Guarantors of the 2022 Notes also guarantee the 2018 Notes and 2020 Notes.

Proceeds for the 2022 Notes were used to redeem the entire $150 million aggregate principal amount of the company’s 2013 Notes, to repay $36 million of Term Loan B and a portion of the outstanding revolver borrowings under its Senior Credit Facility.

The 2022 Notes bear interest at a rate of 5.875% per year (payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2013), and will mature on October 15, 2022.

The company may redeem the 2022 Notes at any time prior to October 15, 2017 at a “make-whole” redemption price and at any time on or after October 15, 2017 at various redemption prices set forth in the Supplemental Indenture, plus, in each case, accrued but unpaid interest, if any, to the date of redemption.  In addition, at any time prior to October 15, 2015, the company is permitted to redeem up to 35% of the 2022 Notes with the proceeds of certain equity offerings at a redemption price of 105.875%.

The company is required to offer to repurchase the 2022 Notes for cash at a price of 101% of the aggregate principal amount of the 2022 Notes, plus accrued and unpaid interest, if any, upon the occurrence of a change of control triggering event.

The Guarantors, jointly and severally, fully and unconditionally guarantee (the “Guarantees”), on a senior unsecured basis, the company’s obligations under the Supplemental Indenture and the 2022 Notes.

The Supplemental Indenture includes customary events of default. If an event of default occurs and is continuing with respect to the 2022 Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding 2022 Notes may declare the principal and accrued interest on all of the 2022 Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding 2022 Notes will become due and payable immediately.

During October 2012, the company entered into fixed-to-float interest rate swaps designated as fair value hedges with notional values of $100.0 million related to the 2022 Notes.  As a result, $100.0 million of the 2020 Notes are hedged to a floating interest rate with a weighted average spread of 4.10%, plus the one-month LIBOR rate.

On November 1, 2012 the company declared a cash dividend of $0.08 per share, payable on December 10, 2012 to shareholders of record on November 30, 2012.

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

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2012

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$675.0	$448.4	$(167.7)	$955.7
Costs and expenses:
Cost of sales	—	515.1	372.3	(167.7)	719.7
Engineering, selling and administrative expenses	16.0	63.2	74.8	—	154.0
Restructuring expense	—	—	0.7	—	0.7
Amortization expense	—	7.7	1.8	—	9.5
Other	—	1.9	—	—	1.9
Equity in (earnings) loss of subsidiaries	(36.0)	(7.4)	—	43.4	—
Total costs and expenses	(20.0)	580.5	449.6	(124.3)	885.8

Operating earnings (loss) from continuing operations	20.0	94.5	(1.2)	(43.4)	69.9

Other income (expenses):
Interest expense and amortization of deferred financing fees	(33.0)	(0.5)	(2.9)	—	(36.4)
Management fee income (expense)	15.5	(19.9)	4.4	—	—
Other income (expense), net	6.7	(7.9)	1.0	—	(0.2)
Total other income (expenses)	(10.8)	(28.3)	2.5	—	(36.6)

Earnings (loss) from continuing operations before taxes on earnings	9.2	66.2	1.3	(43.4)	33.3
Provision (benefit) for taxes on income	(13.0)	20.7	6.0	—	13.7
Earnings (loss) from continuing operations	22.2	45.5	(4.7)	(43.4)	19.6

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	—	0.1	—	0.1
Net earnings (loss)	22.2	45.5	(4.6)	(43.4)	19.7
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.5)	—	(2.5)
Net earnings (loss) attributable to Manitowoc	$22.2	$45.5	$(2.1)	$(43.4)	$22.2

Comprehensive income (loss) attributable to Manitowoc	$51.1	$45.4	$(3.4)	$(42.0)	$51.1

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$574.2	$486.6	$(125.4)	$935.4
Costs and expenses:
Cost of sales	—	442.1	395.6	(125.4)	712.3
Engineering, selling and administrative expenses	13.0	57.7	72.5	—	143.2
Restructuring expense	—	0.3	0.6	—	0.9
Amortization expense	—	7.8	2.1	—	9.9
Other	—	0.3	—	—	0.3
Equity in (earnings) loss of subsidiaries	(52.0)	(2.8)	—	54.8	—
Total costs and expenses	(39.0)	505.4	470.8	(70.6)	866.6

Operating earnings (loss) from continuing operations	39.0	68.8	15.8	(54.8)	68.8

Other income (expenses):
Interest expense and amortization of deferred financing fees	(32.6)	(0.3)	(3.3)	—	(36.2)
Management fee income (expense)	11.7	(15.0)	3.3	—	—
Other income (expense), net	0.8	(12.8)	14.0	—	2.0
Total other income (expenses)	(20.1)	(28.1)	14.0	—	(34.2)

Earnings (loss) from continuing operations before taxes on earnings	18.9	40.7	29.8	(54.8)	34.6
Provision (benefit) for taxes on earnings	(4.8)	9.7	8.0	—	12.9
Earnings (loss) from continuing operations	23.7	31.0	21.8	(54.8)	21.7

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.2)	0.1	—	(0.1)
Net earnings (loss)	23.7	30.8	21.9	(54.8)	21.6
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.1)	—	(2.1)
Net earnings (loss) attributable to Manitowoc	$23.7	$30.8	$24.0	$(54.8)	$23.7

Comprehensive income (loss) attributable to Manitowoc	$(16.9)	$31.1	$21.9	$(53.0)	$(16.9)

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2012

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,923.1	$1,364.6	$(466.0)	$2,821.7
Costs and expenses:
Cost of sales	—	1,466.4	1,126.5	(466.0)	2,126.9
Engineering, selling and administrative expenses	47.2	183.3	223.0	—	453.5
Restructuring expense	—	0.2	1.4	—	1.6
Amortization expense	—	23.2	5.4	—	28.6
Other	—	2.0	—	—	2.0
Equity in (earnings) loss of subsidiaries	(100.2)	(27.5)	—	127.7	—
Total costs and expenses	(53.0)	1,647.6	1,356.3	(338.3)	2,612.6

Operating earnings (loss) from continuing operations	53.0	275.5	8.3	(127.7)	209.1

Other income (expenses):
Interest expense and amortization of deferred financing fees	(97.4)	(1.5)	(8.4)	—	(107.3)
Management fee income (expense)	46.3	(57.8)	11.5	—	—
Other income (expense), net	36.2	(38.3)	2.2	—	0.1
Total other income (expenses)	(14.9)	(97.6)	5.3	—	(107.2)

Earnings (loss) from continuing operations before taxes on earnings	38.1	177.9	13.6	(127.7)	101.9
Provision (benefit) for taxes on earnings	(29.1)	56.1	14.0	—	41.0
Earnings (loss) from continuing operations	67.2	121.8	(0.4)	(127.7)	60.9

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.5)	0.1	—	(0.4)
Net earnings (loss)	67.2	121.3	(0.3)	(127.7)	60.5
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(6.7)	—	(6.7)
Net earnings (loss) attributable to Manitowoc	$67.2	$121.3	$6.4	$(127.7)	$67.2

Comprehensive income (loss) attributable to Manitowoc	$72.3	$121.4	$17.6	$(139.0)	$72.3

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,561.3	$1,382.5	$(326.4)	$2,617.4
Costs and expenses:
Cost of sales	—	1,183.9	1,132.8	(326.4)	1,990.3
Engineering, selling and administrative expenses	40.8	172.9	215.1	—	428.8
Restructuring expense	—	0.4	3.4	—	3.8
Amortization expense	—	23.1	6.1	—	29.2
Other	—	0.4	—	—	0.4
Equity in (earnings) loss of subsidiaries	(70.6)	(17.0)	—	87.6	—
Total costs and expenses	(29.8)	1,363.7	1,357.4	(238.8)	2,452.5

Operating earnings (loss) from continuing operations	29.8	197.6	25.1	(87.6)	164.9

Other income (expenses):
Interest expense and amortization of deferred financing fees	(110.3)	(1.0)	(8.6)	—	(119.9)
Loss on debt extinguishment	(27.8)	—	—	—	(27.8)
Management fee income (expense)	35.1	(44.2)	9.1	—	—
Other income (expense), net	3.5	(34.2)	33.8	—	3.1
Total other income (expenses)	(99.5)	(79.4)	34.3	—	(144.6)

Earnings (loss) from continuing operations before taxes on earnings	(69.7)	118.2	59.4	(87.6)	20.3
Provision (benefit) for taxes on earnings	(43.6)	33.0	24.4	—	13.8
Earnings (loss) from continuing operations	(26.1)	85.2	35.0	(87.6)	6.5

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	(0.7)	(2.4)	—	(3.1)
Loss on sale of discontinued operations, net of income taxes	—	(33.6)	—	—	(33.6)
Net earnings (loss)	(26.1)	50.9	32.6	(87.6)	(30.2)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(4.1)	—	(4.1)
Net earnings (loss) attributable to Manitowoc	$(26.1)	$50.9	$36.7	$(87.6)	$(26.1)

Comprehensive income (loss) attributable to Manitowoc	$(13.0)	$51.0	$28.9	$(79.9)	$(13.0)

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of September 30, 2012

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$5.3	$19.1	$43.9	$—	$68.3
Marketable securities	2.7	—	—	—	2.7
Restricted cash	6.4	—	3.7	—	10.1
Accounts receivable — net	—	40.5	298.8	—	339.3
Intercompany interest receivable	28.3	3.1	—	(31.4)	—
Inventories — net	—	383.4	483.0	—	866.4
Deferred income taxes	97.7	—	18.0	—	115.7
Other current assets	2.6	6.0	89.4	—	98.0
Total current assets	143.0	452.1	936.8	(31.4)	1,500.5

Property, plant and equipment — net	7.0	288.7	265.9	—	561.6
Goodwill	—	982.6	247.9	—	1,230.5
Other intangible assets — net	—	648.0	174.9	—	822.9
Intercompany long-term receivable	907.3	158.6	892.4	(1,958.3)	—
Intercompany accounts receivable	—	1,278.0	1,641.0	(2,919.0)	—
Other non-current assets	51.9	7.3	80.5	—	139.7
Investment in affiliates	4,930.7	3,423.2	—	(8,353.9)	—
Total assets	$6,039.9	$7,238.5	$4,239.4	$(13,262.6)	$4,255.2

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$84.9	$431.0	$374.5	$—	$890.4
Short-term borrowings and securitization liabilities	38.4	0.6	75.0	—	114.0
Intercompany interest payable	3.2	—	28.2	(31.4)	—
Product warranties	—	52.1	40.5	—	92.6
Customer advances	—	6.0	21.9	—	27.9
Product liabilities	—	24.1	4.4	—	28.5
Total current liabilities	126.5	513.8	544.5	(31.4)	1,153.4

Non-Current Liabilities:
Long-term debt, less current portion	1,835.8	3.1	76.7	—	1,915.6
Deferred income taxes	218.5	—	49.2	—	267.7
Pension obligations	58.0	12.2	19.6	—	89.8
Postretirement health and other benefit obligations	56.7	—	4.3	—	61.0
Long-term deferred revenue	—	7.2	26.8	—	34.0
Intercompany long-term note payable	183.3	823.3	951.7	(1,958.3)	—
Intercompany accounts payable	2,861.0	—	58.0	(2,919.0)	—
Other non-current liabilities	113.8	26.6	23.6	—	164.0
Total non-current liabilities	5,327.1	872.4	1,209.9	(4,877.3)	2,532.1

Equity
Manitowoc stockholders’ equity	586.3	5,852.3	2,501.6	(8,353.9)	586.3
Noncontrolling interest	—	—	(16.6)	—	(16.6)
Total equity	586.3	5,852.3	2,485.0	(8,353.9)	569.7
Total liabilities and equity	$6,039.9	$7,238.5	$4,239.4	$(13,262.6)	$4,255.2

The Manitowoc Company, Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2011

(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4.2	$8.5	$55.9	$—	$68.6
Marketable securities	2.7	—	—	—	2.7
Restricted cash	6.4	—	0.8	—	7.2
Accounts receivable — net	0.1	41.2	255.7	—	297.0
Intercompany interest receivable	89.0	3.2	—	(92.2)	—
Inventories — net	—	309.4	356.4	—	665.8
Deferred income taxes	99.4	—	18.4	—	117.8
Other current assets	1.6	5.5	70.7	—	77.8
Total current assets	203.4	367.8	757.9	(92.2)	1,236.9

Property, plant and equipment — net	7.6	287.8	272.8	—	568.2
Goodwill	—	982.7	247.0	—	1,229.7
Other intangible assets — net	—	671.1	180.7	—	851.8
Intercompany long-term receivable	1,544.0	158.5	819.5	(2,522.0)	—
Intercompany accounts receivable	—	1,252.5	1,661.1	(2,913.6)	—
Other non-current assets	56.9	7.8	79.9	—	144.6
Investment in affiliates	4,077.8	3,399.2	—	(7,477.0)	—
Total assets	$5,889.7	$7,127.4	$4,018.9	$(13,004.8)	$4,031.2

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$70.6	$402.3	$395.8	$—	$868.7
Short-term borrowings and current portion of long-term debt	35.0	0.7	43.4	—	79.1
Intercompany interest payable	3.2	86.0	3.0	(92.2)	—
Product warranties	—	52.9	40.9	—	93.8
Customer advances	—	11.7	23.4	—	35.1
Product liabilities	—	22.7	4.1	—	26.8
Total current liabilities	108.8	576.3	510.6	(92.2)	1,103.5

Non-Current Liabilities:
Long-term debt, less current portion	1,800.6	3.6	6.7	—	1,810.9
Deferred income taxes	217.9	—	48.8	—	266.7
Pension obligations	55.8	12.7	22.1	—	90.6
Postretirement health and other benefit obligations	56.0	—	3.8	—	59.8
Long-term deferred revenue	—	5.9	28.3	—	34.2
Intercompany long-term note payable	183.3	1,379.9	958.8	(2,522.0)	—
Intercompany accounts payable	2,855.7	—	57.9	(2,913.6)	—
Other non-current liabilities	112.0	39.1	24.7	—	175.8
Total non-current liabilities	5,281.3	1,441.2	1,151.1	(5,435.6)	2,438.0

Equity
Manitowoc stockholders’ equity	499.6	5,109.9	2,367.1	(7,477.0)	499.6
Noncontrolling interest	—	—	(9.9)	—	(9.9)
Total equity	499.6	5,109.9	2,357.2	(7,477.0)	489.7
Total liabilities and equity	$5,889.7	$7,127.4	$4,018.9	$(13,004.8)	$4,031.2

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(21.5)	$83.9	$(132.9)	$—	$(70.5)
Cash provided by (used for) operating activities of discontinued operations	—	(0.5)	0.1	—	(0.4)
Net cash provided by (used for) operating activities	(21.5)	83.4	(132.8)	—	(70.9)

Cash Flows from Investing:
Capital expenditures	(1.1)	(23.6)	(25.6)	—	(50.3)
Restricted cash	—	—	(2.9)	—	(2.9)
Proceeds from sale of property, plant and equipment	—	—	0.7	—	0.7
Intercompany investments	(17.6)	(84.6)	63.8	38.4	—
Net cash provided by (used for) investing activities	(18.7)	(108.2)	36.0	38.4	(52.5)

Cash Flows from Financing:
Proceeds from revolving credit facility—net	52.9	—	70.5	—	123.4
Proceeds from swap monetization	14.8	—	—	—	14.8
Proceeds from long-term debt	—	—	73.1	—	73.1
(Payments on) long-term debt	(28.7)	(0.6)	(41.0)	—	(70.3)
Proceeds from (payments on) notes financing—net	—	(1.4)	(20.1)	—	(21.5)
Debt issue costs	(0.3)	—	—	—	(0.3)
Intercompany financing	—	37.4	1.0	(38.4)	—
Options exercised	2.6	—	—	—	2.6
Net cash provided by (used for) financing activities	41.3	35.4	83.5	(38.4)	121.8

Effect of exchange rate changes on cash	—	—	1.3	—	1.3

Net increase (decrease) in cash and cash equivalents	1.1	10.6	(12.0)	—	(0.3)

Balance at beginning of period	4.2	8.5	55.9	—	68.6
Balance at end of period	$5.3	$19.1	$43.9	$—	$68.3

The Manitowoc Company, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(In millions)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(69.6)	$25.7	$(119.7)	$—	$(163.6)
Cash provided by (used for) operating activities of discontinued operations	—	(0.7)	(18.0)	—	(18.7)
Net cash provided by (used for) operating activities	(69.6)	25.0	(137.7)	—	(182.3)

Cash Flows from Investing:
Capital expenditures	(0.3)	(12.2)	(19.8)	—	(32.3)
Restricted cash	(0.1)	—	0.3	—	0.2
Proceeds from sale of business	—	143.6	—	—	143.6
Proceeds from sale of property, plant and equipment	—	0.1	5.7	—	5.8
Intercompany investments	95.7	(118.0)	62.5	(40.2)	—
Net cash provided by (used for) investing activities	95.3	13.5	48.7	(40.2)	117.3

Cash Flows from Financing:
Proceeds from revolving credit facility—net	23.7	—	74.3	—	98.0
Proceeds from swap monetization	21.5	—	—	—	21.5
Proceeds from long-term debt	750.0	—	85.6	—	835.6
(Payments on) long-term debt	(807.8)	(0.4)	(53.4)	—	(861.6)
Proceeds from (payments on) notes financing—net	—	(2.1)	(5.2)	—	(7.3)
Debt issue costs	(14.3)	—	—	—	(14.3)
Intercompany financing	(0.1)	(39.6)	(0.5)	40.2	—
Options exercised	1.6	—	—	—	1.6
Net cash provided by (used for) financing activities	(25.4)	(42.1)	100.8	40.2	73.5

Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)

Net increase (decrease) in cash and cash equivalents	0.3	(3.6)	9.7	—	6.4

Balance at beginning of period	5.3	19.7	58.7	—	83.7
Balance at end of period	$5.6	$16.1	$68.4	$—	$90.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Analysis of Net Sales

The following table presents net sales by business segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Net sales:
Crane	$555.1	$529.4	$1,673.6	$1,477.0
Foodservice	400.6	406.0	1,148.1	1,140.4
Total net sales	$955.7	$935.4	$2,821.7	$2,617.4

Consolidated net sales for the three months ended September 30, 2012 increased 2.2% to $955.7 million from $935.4 million for the same period in 2011.  Consolidated net sales for the nine months ended September 30, 2012 increased 7.8% to $2,821.7 million from $2,617.4 million for the same period in 2011.  The increases in net sales were primarily driven by 4.9% and 13.3% increases in the Crane segment for the three and nine-month periods ended September 30, 2012, respectively, compared to the same periods in 2011.  Foodservice segment net sales for the three-month period ended September 30, 2012 slightly decreased compared to the prior year period, and the nine-month period ended September 30, 2012 had a modest increase of 0.7% compared to the prior year period.

Crane segment net sales increased 4.9% for the three months ended September 30, 2012 to $555.1 million versus $529.4 million for the same period in 2011.  Net sales from the Crane segment for the nine months ended September 30, 2012 increased 13.3% to $1,673.6 million compared to $1,477.0 million for the corresponding period in 2011.  The increase in net sales for the three-month period ended September 30, 2012 was primarily driven by performance in the Americas region, partially offset by sales decreases in the Greater Asia Pacific and China regions as a result of volume reductions.  The increase in net sales for the nine-month period ended September 30, 2012 was attributable to increases across all geographic regions with the exception of China as a result of volume and pricing increases.  Volatility of the Euro, in relation to the U.S. Dollar, had a negative $29.4 million and $66.8 million impact on Crane segment sales for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2012, total Crane segment backlog was $975.8 million, a 3.4% increase over the June 30, 2012 backlog of $943.6 million, and a 26.0% increase over the September 30, 2011 backlog of $774.6 million.  The backlog increase at September 30, 2012 compared to June 30, 2012 and September 30, 2011 was primarily driven by robust order activity in North America and Latin America as a result of continued improvements in end-market demand in those regions due to continued strength in the energy and infrastructure sectors.

Net sales from the Foodservice segment for the three months ended September 30, 2012 decreased 1.3% to $400.6 million versus $406.0 million for the same time period in 2011.  Net sales from the Foodservice segment for the nine months ended September 30, 2012 increased 0.7% to $1,148.1 million versus $1,140.4 million for the same period in 2011. The decrease in net sales for the three-month period ended September 30, 2012 was primarily driven by sales decreases in our retail business, lower sales in the Europe, Middle East, and Africa (EMEA) region due to economic conditions, partially offset by strong sales in the Asia Pacific region due to customer expansion and finally due to share gains as a result of certain new product introduction initiatives.  The slight increase in the nine months ended September 30, 2012 was a result of volume increases in the Americas and Asia regions, partially offset by sales decreases in the EMEA region. Foodservice segment sales for the three months ended September 30, 2012 were unfavorably impacted by $4.9 million from the volatility of foreign currencies in relation to the U.S. Dollar.  Similar foreign currency volatility accounted for a $11.9 million unfavorable impact on segment sales during the nine months ended September 30, 2012.

Analysis of Operating Earnings

The following table presents operating earnings by business segment.  The 2011 results have been revised to reflect the correction of errors relating to these periods.  See Note 1, “Accounting Policies” for further discussion.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Earnings from operations:
Crane	$25.0	$24.4	$95.2	$64.5
Foodservice	64.2	59.3	166.6	147.2
Corporate expense	(16.7)	(13.7)	(49.1)	(42.6)
Restructuring expense	(0.7)	(0.9)	(1.6)	(3.8)
Other	(1.9)	(0.3)	(2.0)	(0.4)
Total	$69.9	$68.8	$209.1	$164.9

Consolidated gross profit for the three months ended September 30, 2012 was $236.0 million, an increase of $12.9 million compared to the $223.1 million of consolidated gross profit for the same period in 2011.  Consolidated gross profit for the nine months ended September 30, 2012 was $694.8 million, an increase of $67.7 million compared to the $627.1 million of consolidated gross profit for the same period in 2011.  The gross profit increases were driven primarily by the sales increases and pricing actions in the Crane segment for the three and nine-month periods ended September 30, 2012.

For the three and nine-month periods ended September 30, 2012 versus the same periods in 2011, the Crane segment gross profit increased by $9.8 million and $56.0 million, respectively.  Net sales increases, pricing actions, and lower warranty expenses, partially offset by increased material costs, drove the increase in gross profit for the three and nine-month periods in 2012 compared to the same periods in 2011.

For the three and nine months ended September 30, 2012, the Foodservice segment gross profit increased $3.1 million and $11.7 million, respectively, versus the same periods last year.  Pricing actions and cost reductions, primarily in the Americas region, drove the increases in gross profit for the Foodservice segment during both periods.

For the three months ended September 30, 2012, engineering, selling and administrative (ES&A) expenses increased $10.8 million to $154.0 million versus $143.2 million for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, ES&A expenses increased $24.7 million to $453.5 million versus $428.8 million for the nine months ended September 30, 2011.  The Crane segment contributed to the three and nine-month period increases in ES&A due to the recognition of reserves for a small number of discrete customer financing issues, higher employee benefit costs, continued investments in engineering and enterprise resource planning system implementation costs.  Corporate expenses were higher for the three and nine-month periods ended September 30, 2012 versus prior year periods due to higher employee benefit and stock award compensation costs. Additionally, the nine-month period ended September 30, 2012 benefited from a settlement of a supplier-related warranty claim in the Crane segment and a favorable settlement of a patent infringement lawsuit in our Foodservice segment.

For the three months ended September 30, 2012, Crane segment operating earnings were $25.0 million compared to $24.4 million for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, Crane segment operating earnings were $95.2 million compared to $64.5 million for the nine months ended September 30, 2011.  Crane segment operating earnings increased in the nine-month period due to the aforementioned increase in sales volume, pricing actions and the decrease in warranty expenses, partially offset by the recognition of reserves for a small number of discrete customer financing issues and increases in personnel expenses and continued investments in engineering.

For the three months ended September 30, 2012, Foodservice segment operating earnings were $64.2 million compared to $59.3 million for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, Foodservice segment operating earnings were $166.6 million compared to $147.2 million for the nine months ended September 30, 2011.  Foodservice segment operating earnings increased in both periods due to pricing actions and cost improvement initiatives.

For the three months ended September 30, 2012, corporate expenses were $16.7 million compared to $13.7 million for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, corporate expenses were $49.1 million compared to $42.6 million for the nine months ended September 30, 2011.  Corporate expenses increased due to higher employee benefit and stock award compensation costs.

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

The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  Deterioration in the market or actual results compared to the company’s projections may ultimately result in a future impairment.  In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company’s condensed consolidated balance sheet and results of operations.  As of June 30, 2012 the company completed its annual impairment review and determined that there was no impairment charge.

Analysis of Non-Operating Income Statement Items

The loss on debt extinguishment for the nine months ended September 30, 2011 was $27.8 million.  On May 13, 2011 the company completed a refinancing of its Senior Credit Facility which resulted in an accelerated write-off of deferred financing fees associated with the credit facility previous to it being amended and the recognition of expense associated with interest rate hedges which were dedesignated.

Interest expense for the three months ended September 30, 2012 was $34.4 million versus $34.0 million for the three months ended September 30, 2011.  Interest expense for the first nine months of 2012 was $101.2 million versus $111.7 million for the nine months ended September 30, 2011.  The decrease in interest expense for the nine months ended September 30, 2012 was a result of debt reduction.  Amortization expenses for deferred financing fees were $6.1 million for the nine months ended September 30, 2012 compared to $8.2 million for the nine months ended September 30, 2011.  Amortization expenses for deferred financing fees were $2.0 million for the quarter ended September 30, 2012 compared to $2.2 million in the quarter ended September 30, 2011.  The lower expense in the three and nine months ended September 30, 2012 was related to the lower balance of deferred financing fees as a result of the accelerated pay downs of Term Loans in 2011.

Other income (expense), net for the three and nine months ended September 30, 2012 was $(0.2) million and $0.1 million, respectively, versus other income, net of $2.0 million and $3.1 million for the same periods ended September 30, 2011.  The decreases in other income for the three and nine months ended September 30, 2012 compared to the same periods in 2011 were primarily due to the decrease in interest income and the volatility of foreign currency exchange rates.

For the nine months ended September 30, 2012, the company recorded an income tax expense of $41.0 million, compared to an income tax expense of $13.8 million for the nine months ended September 30, 2011.  The increase in the company’s tax expense for the nine months ended September 30, 2012 relative to the prior year resulted primarily from an increase in pre-tax earnings.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.  Applying the provisions of ASC 740 may result in varying effective tax rates by quarter, based upon the jurisdictional mix of income in countries with varying statutory rates and timing of the company’s earnings.

The company’s unrecognized tax benefits, excluding interest and penalties, were $55.6 million as of September 30, 2012, and $48.7 million as of September 30, 2011.  All of the company’s unrecognized tax benefits as of September 30, 2012, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $16.0 million, either because the company’s tax positions are sustained on audit or settled or the applicable statute of limitations closes.

The company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 and 2009.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008. In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any. The company will file a formal protest to the proposed adjustment during the fourth quarter of 2012.  The company plans to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  However, there can be no assurance that this matter will be resolved in the company’s favor.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009; the company also formally disagreed with the adjustments.

The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of September 30, 2012, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

As of September 30, 2012 there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.

The result from loss on sale from discontinued operations was $33.6 million for the nine months ended September 30, 2011.  The loss was primarily attributable to the tax expense of $29.0 million on the sale of the Kysor/Warren businesses in January 2011.

Financial Condition

First Nine Months of 2012

Cash and cash equivalents balance as of September 30, 2012 totaled $68.3 million, which was a decrease of $0.3 million from the December 31, 2011 balance of $68.6 million.  Cash flow used for operating activities of continuing operations for the first nine months of 2012 was $70.5 million compared to cash used for continuing operations of $163.6 million for the first nine months of 2011.  During the first nine months of 2012, cash flow from continuing operations was used primarily for working capital to support increased order activity.  Inventory increases resulted in a use of cash of $200.9 million to support increased order activity in the Crane segment, and cash of $42.1 million was used for increased accounts receivable due to higher sales primarily in the Crane segment.

Capital expenditures during the first nine months of 2012 were $50.3 million versus $32.3 million during the first nine months of 2011.  The majority of the capital expenditures were related to the company’s new facility in Brazil, the enterprise resource planning system implementation in France and machinery and equipment purchases for the Crane and Foodservice segments.

First Nine Months of 2011

Cash and cash equivalents balance as of September 30, 2011 totaled $90.1 million, which was an increase of $6.4 million from the December 31, 2010 balance of $83.7 million.  Cash flow used for operating activities of continuing operations for the first nine months of 2011 was $163.6 million compared to cash provided by continuing operating activities of $52.3 million for the first nine months of 2010.  The use of cash in the first nine months of 2011 was primarily driven by cash used for working capital due to increases in receivables and inventories and only partially offset by related increases in accounts payable.

Capital expenditures during the first nine months of 2011 were $32.3 million versus $22.2 million during the first nine months of 2010.  Capital expenditures in 2011 related to new equipment, facility expansion in Brazil and tooling for new product development.

Liquidity and Capital Resources

Outstanding debt at September 30, 2012 and December 31, 2011 is summarized as follows:

(in millions)	September 30, 2012	December 31, 2011
Revolving credit facility	$124.0	$—
Term loan A	306.3	332.5
Term loan B	332.0	332.0
Senior notes due 2013	150.0	150.0
Senior notes due 2018	411.0	407.7
Senior notes due 2020	621.9	613.5
Other	84.4	54.3
Total debt	2,029.6	1,890.0
Less current portion and short-term borrowings	(114.0)	(79.1)
Long-term debt	$1,915.6	$1,810.9

The company’s Senior Credit Facility originally became effective November 6, 2008 and initially included four loan facilities — a revolving facility of $400.0 million with a five-year term, a Term Loan A of $1,025.0 million with a five-year term, a Term Loan B of $1,200.0 million with a six-year term, and a Term Loan X of $300.0 million with an eighteen-month term.   The balance of Term Loan X was repaid in 2009.   On May 13, 2011, the company amended and extended the maturities of its Senior Credit Facility by entering into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”).  See additional discussion of the Senior Credit Facility and Senior Notes in Note 8, “Debt,” of the condensed consolidated financial statements.

On October 19, 2012, the company completed the sale of $300 million aggregate principal amount of its 5.875% Senior Notes due October 2022 (the “2022 Notes”) and proceeds for the 2022 Notes were used to redeem the entire $150 million aggregate principal amount of the company’s 2013 Notes, to repay $36 million of Term Loan B and a portion of the outstanding revolver borrowings under its Senior Credit Facility.  See Note 20, “Subsequent Events,” of the condensed consolidated financial statements for further information regarding the issuance of the 2022 Notes.

As of September 30, 2012, the company had outstanding $84.4 million of other indebtedness that has a weighted-average interest rate of approximately 6.5%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

As of June 30, 2011, the company offset, dedesignated and wrote-off all of its previous interest rate swaps against Term Loan A and B interest due to the amendment of its Senior Credit Facility (See Note 8, “Debt,” for a description of the Senior Credit Facility).  As of September 30, 2012, the company had outstanding $350.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.

As of September 30, 2012, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2013 Notes, the 2018 Notes, and the 2020 Notes.  Based upon current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months. As of September 30, 2012 the company’s Consolidated Senior Secured Leverage Ratio was 2.83:1, while the maximum ratio is 3.50:1 and our Consolidated Interest Coverage Ratio was 2.85:1, above the minimum ratio of 2.00:1.

The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of September 30, 2012 was $379.5 million. The company believes this measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of net earnings (loss) attributable to the Company to Adjusted EBITDA for the trailing twelve months ended September 30, 2012 was as follows:

Trailing Twelve Months,
(in millions)	September 30, 2012
Net earnings (loss) attributable to Manitowoc	$82.1
Loss from discontinued operations	1.2
Loss on sale of discontinued operations	1.0
Depreciation and amortization	109.2
Interest expense and amortization of deferred financing fees	144.6
Costs due to early extinguishment of debt	1.9
Restructuring charges	3.3
Income taxes	40.9
Other	(4.7)
Adjusted EBITDA	$379.5

On September 26, 2012, the company entered into a Fourth Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC (“U.S. Seller”) and Manitowoc Cayman Islands Funding Ltd. (“Cayman Seller”), as sellers, the Company, Garland Commercial Ranges Limited (“Garland”), Convotherm Elektrogeräte GmbH (“Convotherm”), and the other persons from time to time party thereto, as servicers, and Wells Fargo Bank, N.A. (“Wells Fargo”), as purchaser and agent (the “Fourth Amended and Restated Receivables Purchase Agreement”).  Pursuant to this amendment, (i) the commitment size of this facility increased from up to $125 million to up to $150 million; (ii) Wells Fargo was added as purchaser and agent, replacing Hannover Funding Company, LLC, and Norddeutsche Landesbank Girozentrale, respectively; (iii) the facility commitment was extended for a three-year period; and (iv) the company’s cost of funds decreased through the use of a LIBOR index rate plus a 1.45% fixed spread for three years (as opposed to using an underlying commercial paper rate, as was previously the case).  See discussion of the Fourth Amended and Restated Receivables Purchase Agreement in Note 9, “Accounts Receivable Securitization.”

The company’s liquidity position at September 30, 2012 and December 31, 2011 is summarized as follows:

(in millions)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$71.0	$71.3
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(124.0)	—
Less: Outstanding letters of credit	(34.3)	(34.5)
Total liquidity	$412.7	$536.8

The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.

The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million and expires May 2016.  As of September 30, 2012, the revolving facility had a balance of $124.0 million.  During the quarter the highest daily borrowing was $203.0 million and the average borrowing was $141.0 million, while the average interest rate was 3.85% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread which is based upon the Consolidated Total Leverage Ratio of the company.  As of September 30, 2012, the spread for LIBOR and Prime borrowings is 3.0% and 2.0%, respectively, given the effective Consolidated Total Leverage Ratio for this period.

The company has not provided for additional U.S. income taxes on approximately $634.8 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. At September 30, 2012, approximately $41.9 million of our total cash and cash equivalents were held by our foreign subsidiaries. This cash is associated with earnings that we have asserted are permanently reinvested. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because the U.S. operations and debt service is supported by the cash generated by the U.S. operations. The company would only plan to repatriate foreign cash when it would be tax effective through the utilization of foreign tax credits or when earnings qualify as previously taxed income.

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

Corporate (including factors that may affect both of our segments)—changes in laws and regulations, as well as their enforcement, throughout the world; the ability to finance, complete and/or successfully integrate, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, unanticipated issues associated with transitional services, realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; issues related to new plant start-ups; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of additional financing leverage; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of a tax matter with the IRS related to the calendar years 2008 and 2009; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company’s business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; natural disasters disrupting commerce in one or more regions of the world; and other events outside our control.

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

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

The company’s risk factors disclosures have not materially changed since the 2011 Form 10-K was filed except for the addition of the following risk factors below.  The company’s risk factors are incorporated by reference from Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Our income tax returns are subject to review by taxing authorities, and the final determination of our tax liability with respect to tax audits and any related litigation could adversely affect our operations.

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals.  The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.  We are undergoing tax audits in various jurisdictions and we regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our tax reserves.  In September 2012, we received an examination report from the Internal Revenue Service covering the 2008 and 2009 tax years.  The report includes the proposed disallowance of the deductibility of a $380.9 million foreign currency loss that was incurred in 2008.  We will file a formal protest to the proposed adjustment during the fourth quarter of 2012.  We plan to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  However, there can be no assurance that this matter will be resolved in our favor.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable international trade, customs, export controls and economic sanctions laws and regulations of the United States and other countries.  We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials.  Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs.  Violation of these laws or regulations could result in sanctions or fines and could have a material adverse effect on our financial condition, results of operations and cash flows.

New regulations related to conflict-free minerals may force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, includes Section 1502, which requires the Securities and Exchange Commission (“SEC”) to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals”, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company.  The metals covered by the final rules, adopted on August 22, 2012, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold.  Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products.  Our supply chain is complex, and if we are not able to conclusively verify the origins for all conflict minerals used in our products or that our products are “conflict free,” we may face reputational challenges with our customers or investors.  Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices.  Accordingly, we could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements.

Item 6.  Exhibits

(a)   Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2012	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.

EXHIBIT INDEX

TO FORM 10-Q

FOR QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2012

Exhibit No.	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith

(2)  Furnished Herewith