Form 10-K
period 2012-12-31
MANITOWOC CO INC
filed 2013-02-28
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Aggregate Market Value on June 29, 2012, of the registrant’s Common Stock held by non-affiliates of the registrant was $1,534.3 million based on the closing per share price of $11.70 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2013, the most recent practicable date, was 132,781,078.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders, dated March 22, 2013 (the “2013 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

THE MANITOWOC COMPANY, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2012

PART I
Item 1.  BUSINESS
GENERAL
The Manitowoc Company, Inc. (referred to as the company, MTW, Manitowoc, we, our, and us) was founded in 1902. We are a multi-industry, capital goods manufacturer operating in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice). Crane is recognized as one of the world’s leading providers of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks. Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food-preparation, and cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications. We have over a 110-year tradition of providing high-quality, customer-focused products and support services to our markets.  For the year ended December 31, 2012, we had net sales of approximately $3.9 billion.
Our Crane business is a global provider of engineered lift solutions, offering one of the broadest product lines of lifting equipment in our industry.  We design, manufacture, market, and support a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  Our Crane products are principally marketed under the Manitowoc, Grove, Potain, National, Shuttlelift, and Crane Care brand names and are used in a wide variety of applications, including energy and utilities, petrochemical and industrial projects, infrastructure developments such as road, bridge and airport construction, and commercial and high-rise residential construction.
Our Foodservice business is among the world’s leading designers and manufacturers of commercial foodservice equipment.  Our Foodservice capabilities span refrigeration, ice-making, cooking, holding, food-preparation, and beverage-dispensing technologies, and allow us to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  Our Foodservice products are marketed under the Manitowoc, Garland, U.S. Range, Convotherm, Cleveland, Lincoln, Merrychef, Frymaster, Delfield, Kolpak, Kysor Panel, Servend, Multiplex, and Manitowoc Beverage System brand names.
During the fourth quarter of 2012, the company decided to divest its warewashing equipment business, which operated under the brand name Jackson, and classified this business as discontinued operations in the company's financial statements. Jackson designs, manufactures and sells warewashing equipment, offering a full range of undercounter dishwashers, door-type dishwashers, conveyor, pot washing, and flight-type dishwashers. On January 28, 2013, the company sold the Jackson warewashing equipment business to Hoshizaki USA Holdings, Inc. for approximately $38.5 million. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loan A and B.
On December 15, 2010, the company reached a definitive agreement to divest of its Kysor/Warren and Kysor/Warren de Mexico businesses to Lennox International for approximately $145 million.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  The results of these operations have been classified as discontinued operations.
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
In December 2008, the company completed the sale of its Marine segment to Fincantieri Marine Group Holdings Inc., a subsidiary of Fincantieri - Cantieri Navali Italiani SpA. The sale price in the all-cash deal was approximately $120 million.  The results of these operations have been classified as discontinued operations.
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

Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54220.
BUSINESS STRATEGY

We are committed to our tradition of providing high-quality, customer-focused products and services and building our market-leadership positions in our two core businesses. Major elements of our business strategy are as follows:

Emphasize new product development and innovation

We intend to continue to invest capital to develop new products and enhance our existing products with improved cost-effective functionality in response to changing customer requirements. In our Crane segment we have implemented a rigorous Integrated Product Development ("IPD") process that we expect will generate 14 new or updated products in the next two years. We believe these projects will keep us at the forefront of technology and innovation in each of our product lines. Such recent innovations include the introduction of our 2,500 U.S. ton capacity crawler crane, our new patented variable positioning counterweight technology, our innovative winch technology on our tower cranes, and our mega-track suspension systems on our all-terrain cranes.

Similarly in our Foodservice segment, innovative new products include customer-specific models of the Frymaster Protector Fryer which facilitate the use of healthier, zero-trans-fat oil by reducing the amount of oil required to produce consumer-favorite items; new categories of blended ice machines which produce portion-controlled coffee, fruit, yogurt and other flavored "smoothie" drinks in demand by consumers who crave fresh, healthy meal alternatives; and new Indigo line of ice machines, which allow owners to program ice production and monitor key functions, including ice clarity, machine maintenance and energy/water usage, while inhibiting bacterial growth with its unique LuminIce™ feature. We continue to develop resource-saving and reduced environmental footprint products with reduced energy and water consumption, built from materials that are more easily recycled, and shipped in packaging with more recycled content.

For the second consecutive year, the U.S. Environmental Protection Agency ("EPA") and Energy Star recognized our Foodservice segment in 2012 as an Energy Star Sustaining Excellence award winner for its contribution to reducing greenhouse gas emissions by manufacturing energy-efficient products and helping to educate consumers about those products.

Focus on capital, operating efficiency and our company values

We manage our businesses using various qualitative and quantitative measures of success, including an overarching commitment to the framework of economic value-added (EVA®), which drives us to deploy capital in areas with the greatest expected after-tax returns in excess of the cost of capital employed. We will continue to manage our business with rigorous financial and operating discipline aimed at continuously improving value for our shareholders, customers, employees and communities. Operational excellence is one of our seven strategic imperatives and is very important to maintaining and growing our market positions in both segments. The principles of lean manufacturing and Six Sigma are ingrained in a continuous improvement culture in both the Crane and Foodservice segments.

Just as with people, businesses have to decide what it is they stand for and believe in if they are to grow and be successful. At Manitowoc, our beliefs are best summarized in three core values: Integrity, Commitment to Stakeholders, and Passion for Excellence. We rely on these values every day, throughout the company, to set clear expectations, guide decisions and actions, and measure progress. They help us not only build our personal success, but the successes of our teams, business units, and company as a whole.

Optimize global footprint

Over the long-term we plan to continue to optimize our manufacturing, distribution and service networks in existing and select geographic markets. Where appropriate, we will continue to pursue joint ventures and licensing agreements to leverage the operating experience, technical expertise and local market knowledge of our strategic partners.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
The following is financial information about the Crane and Foodservice segments for the years ended December 31, 2012, 2011 and 2010.  The financial information for 2011 and 2010 has been revised to correct errors identified that relate to prior periods.  See Note 1, “Company and Basis of Presentation” for further discussion.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, goodwill impairment, intangible asset impairment, restructuring expense, integration expense and other non-operating expenses.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Amounts are shown in millions of dollars.

(in millions)	2012	2011	2010
Net sales from continuing operations:
Crane	$2,440.8	$2,164.6	$1,748.6
Foodservice	1,486.2	1,454.6	1,362.9
Total	$3,927.0	$3,619.2	$3,111.5

Operating earnings from continuing operations:
Crane	$156.0	$108.2	$90.6
Foodservice	238.6	214.4	201.9
Corporate	(63.7)	(61.3)	(42.0)
Amortization expense	(37.1)	(37.9)	(37.4)
Restructuring expense	(9.5)	(5.5)	(3.8)
Other expense	(2.5)	0.5	(2.3)
Total	$281.8	$218.4	$207.0

Capital expenditures:
Crane	$52.7	$52.2	$21.9
Foodservice	17.4	11.9	12.0
Corporate	2.8	0.7	2.0
Total	$72.9	$64.8	$35.9

Total depreciation:
Crane	$44.9	$54.2	$56.5
Foodservice	22.3	24.5	27.1
Corporate	2.3	2.8	2.9
Total	$69.5	$81.5	$86.5

Total assets:
Crane	$1,903.3	$1,760.8	$1,659.3
Foodservice	1,956.8	2,192.6	2,193.4
Corporate	197.2	69.2	219.6
Total	$4,057.3	$4,022.6	$4,072.3

PRODUCTS AND SERVICES
We sell our products categorized in the following business segments:

Business Segment	Percentage of 2012 Net Sales	Key Products	Key Brands
Cranes and Related Products	62%
Lattice-boom Cranes: which include crawler and truck mounted lattice-boom cranes, and crawler crane attachments; Tower Cranes: which include top-slewing, luffing jib, topless, and self-erecting tower cranes; Mobile Telescopic Cranes: which include rough-terrain, all-terrain, truck-mounted and industrial cranes; Boom Trucks: which include telescopic boom trucks; and Parts and Service: which include replacement parts, product services and crane rebuilding and remanufacturing services.
			Manitowoc Potain Grove National Crane Shuttlelift Dongyue Crane Care
Foodservice Equipment	38%
Primary cooking and warming equipment; ice machines and storage bins; refrigerator and freezer equipment; beverage dispensers and related products; serving and storage equipment; and parts and service.

			Cleveland Convotherm Delfield Frymaster Garland Kolpak Kysor Panel Systems Lincoln Manitowoc Merrychef Multiplex Servend
Cranes and Related Products

Our Crane segment designs, manufactures and distributes a diversified line of crawler-mounted lattice-boom cranes, which we sell under the Manitowoc brand name. Our Crane segment also designs and manufactures a diversified line of top-slewing and self-erecting tower cranes, which we sell under the Potain brand name. We design and manufacture mobile telescopic cranes, which we sell under the Grove and Shuttlelift brand names, and a comprehensive line of hydraulically powered telescopic boom trucks, which we sell under the National Crane brand name. We also provide crane product parts and services, and crane rebuilding, remanufacturing, and training services, which are delivered under the Manitowoc Crane Care brand name. In some cases our products are manufactured for us or distributed for us under strategic alliances. Our crane products are used in a wide variety of applications throughout the world, including energy production / distribution and utilities, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, and commercial low-rise and high-rise residential construction. Many of our customers purchase one or more cranes together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Our largest crane model combined with available options has a lifting capacity up to 2,500 U.S. tons. We believe our primary near-term growth drivers are the relative strength in the energy, infrastructure, construction and petro-chemical-related end markets.

Lattice-boom cranes. Under the Manitowoc brand name we design, manufacture and distribute lattice-boom crawler cranes. Lattice-boom cranes consist of a lattice-boom, which is a fabricated, high-strength steel structure that has four chords and tubular lacings, mounted on a base which is either crawler or truck mounted. Lattice-boom cranes weigh less and provide higher lifting capacities than a telescopic boom of similar length. The lattice-boom cranes are the only category of crane that can pick and move simultaneously with a full-rated load. The lattice-boom sections, together with the crane base, are transported to and erected at a project site.

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

Lattice-boom crawler cranes may be classified according to their lift capacity-low capacity and high capacity. Low-capacity crawler cranes with 150-U.S. ton capacity or less are often utilized for general construction and duty-cycle applications. High-capacity crawler cranes with greater than 150-U.S. ton capacity are used to lift materials in a wide variety of applications and are often used in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer ten low-capacity models and nine high-capacity models.

We also offer our lattice-boom crawler crane customers various attachments that provide our cranes with greater capacity in terms of height, movement and lifting. Our principal attachments are: MAX-ER™ attachments, luffing jibs, and RINGER™ attachments. The MAX-ER™ is a trailing counterweight, heavy-lift attachment that dramatically improves the reach, capacity and lift dynamics of the basic crane to which it is mounted. It can be transferred between cranes of the same model for maximum economy and occupies less space than competitive heavy-lift systems. A luffing jib is a fabricated structure similar to, but smaller than, a lattice-boom. Mounted at the tip of a lattice-boom, a luffing jib easily adjusts its angle of operation permitting one crane with a luffing jib to make lifts at additional locations on the project site. It can be transferred between cranes of the same model to maximize utilization. A RINGER™ attachment is a high-capacity lift attachment that distributes load reactions over a large area to minimize ground-bearing pressure. It can also be more economical than transporting and setting up a larger crane.

Tower cranes. Under the Potain brand name, we design and manufacture tower cranes utilized primarily in the energy, building and construction industries. Tower cranes offer the ability to lift and distribute material at the point of use more quickly and accurately than other types of lifting machinery without utilizing substantial square footage on the ground. Tower cranes include a stationary vertical mast and a horizontal jib with a counterweight, which is placed near the vertical mast. A cable runs through a trolley which is mounted on the jib, enabling the load to move along the jib. The jib rotates 360 degrees, thus increasing the crane's work area. Unless using a remote control device, operators occupy a cabin, located where the jib and mast meet, which provides superior visibility above the worksite. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self-erecting, and special cranes for dams, harbors and other large building projects. Top-slewing cranes are the most traditional form of tower cranes. Self-erecting cranes are bottom-slewing cranes which have a counterweight located at the bottom of the mast and are able to be erected, used and dismantled on job sites without assist cranes.

Top-slewing tower cranes have a tower and multi-sectioned horizontal jib. These cranes rotate from the top of their mast and can increase in height with the project. Top-slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. We offer 21 models of top-slewing tower cranes with maximum jib lengths of 80 meters and lifting capabilities ranging between 5 and 80 meter-tons. These cranes are generally sold to medium to large energy, building and construction groups, as well as to rental companies.

Topless tower cranes are a type of top-slewing crane and, unlike all others, have no cathead or jib tie-bars on the top of the mast. The cranes are utilized primarily when overhead height is constrained or in situations where several cranes are installed close together. We currently offer 15 models of topless tower cranes with maximum jib lengths of 75 meters and lifting capabilities ranging between 2.5 and 20 meter-tons.

Luffing jib tower cranes, which are a type of top-slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. We currently offer nine models of luffing jib tower cranes with maximum jib lengths of 60 meters and lifting capabilities ranging between 8 and 32 meter-tons.

Self-erecting tower cranes are mounted on axles or transported on a trailer. The lower segment of the range (Igo cranes up to Igo50) unfolds in four sections, two for the mast and two for the jib. The smallest of our models unfolds in less than eight minutes; larger models erect in a few hours. Self-erecting cranes rotate from the bottom of their mast. We offer 24 models of self-erecting cranes with maximum jib lengths of 50 meters and lifting capacities ranging between 1 and 8 meter-tons which are utilized primarily in low to medium rise construction and residential applications.

Mobile telescopic cranes. Under the Grove brand name we design and manufacture 36 models of mobile telescopic cranes utilized primarily in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes are similar to lattice-boom cranes in that they are designed to lift heavy loads using a mobile carrier as a platform, enabling the crane to move on and around a job site without typically having to re-erect the crane for each particular job. Additionally, many mobile telescopic cranes have the ability to drive between sites, and some are permitted on public roadways. We currently offer the following four types of mobile telescopic cranes capable of reaching tip heights of up to 427 feet with lifting capacities up to 550 U.S. tons: rough-terrain, all-terrain, truck-mounted, and industrial.

Rough-terrain cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a work site. We produce, under the Grove brand name, nine models of rough-terrain cranes capable of tip heights of up to 312 feet and maximum load capacities of up to 150 U.S. tons.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. We produce, under the Grove brand name, 14 models of all-terrain cranes capable of tip heights of up to 449 feet and maximum load capacities of up to 550 U.S. tons.

Truck-mounted cranes are designed to provide simple set-up and long reach high capacity booms and are capable of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. We produce, under the Grove brand name, five models of truck mounted cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 90 U.S. tons.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs. We manufacture, under the Grove and Shuttlelift brand names, seven models of industrial cranes. We produce industrial cranes with up to 25 U.S. ton capacity and tip heights of up to 86 feet.

High reach telescopic hydraulic cranes. The GTK 1100 is a high-reach telescopic hydraulic crane that can lift a 105 U.S. ton load up to 367 feet, only requires about six hours to erect and is based on a combination of mobile crane and tower crane technology.

Boom trucks. We offer our hydraulic boom truck products under the National Crane product line. A boom truck is a hydraulically powered telescopic crane mounted on a conventional truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site. We currently offer, under the National Crane brand name, 18 models of telescoping boom trucks. The largest capacity cranes of this type are capable of reaching maximum heights of 205 feet and have lifting capacity up to 55 U.S. tons.
Backlog. The year-end backlog of crane products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for the Crane segment at December 31, 2012, 2011 and 2010 was $755.8 million, $760.5 million and $571.7 million, respectively.
Foodservice Equipment
Our Foodservice Equipment business designs, manufactures and sells primary cooking and warming equipment; ice machines and storage bins; refrigerator and freezer equipment; beverage dispensers and related products; and serving and storage equipment. Our suite of products is used by commercial and institutional foodservice operators such as full service restaurants, quick-service restaurant (QSR) chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions. We have a presence throughout the world's most significant markets in the following product groups:

Primary cooking and warming equipment. We design, manufacture and sell a broad array of ranges, griddles, grills, combination ovens, convection ovens, conveyor ovens, induction cookers, broilers, tilt fry pans/kettles/skillets, braising pans, cheese melters/salamanders, cook stations, table top and counter top cooking/frying systems, fryers, steam jacketed kettles, and steamers. We sell traditional oven, combi oven, convection oven, conveyor oven, accelerated cooking oven, range and grill products under the Convotherm, Garland, Lincoln, Merrychef, U.S. Range, and other brand names. Fryers and frying systems are marketed under the Frymaster and Dean brand names, while steam equipment is manufactured and sold under the Cleveland brand. In addition to cooking, we provide a range of warming, holding, and serving equipment under the Delfield, Fabristeel, Frymaster, Merco, and other brand names.

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

Refrigerator and freezer equipment. We design, manufacture and sell commercial upright and undercounter refrigerators and freezers, blast freezers, blast chillers and cook-chill systems under the Delfield, McCall, Koolaire and other brand names. We manufacture under the brand names Kolpak, Kysor Panel Systems and Harford-Duracool modular and fully assembled walk-in refrigerators, coolers and freezers and prefabricated cooler and freezer panels for use in the construction of refrigerated storage rooms and environmental systems. We also design and manufacture customized refrigeration systems under the RDI brand name.

Beverage dispensers and related products. We produce beverage dispensers, blended ice machines, ice/beverage dispensers, beer coolers, post-mix dispensing valves, backroom equipment and support system components and related equipment for use by QSR chains, convenience stores, bottling operations, movie theaters, and the soft-drink industry. Our beverage and related products are sold under the Servend, Multiplex, TruPour, Manitowoc Beverage Systems and McCann's brand names.

Serving and storage equipment. We design, manufacture and sell a range of cafeteria/buffet equipment stations, bins, boxes, warming cabinets, display and deli cases, insulated and refrigerated salad/food bars, and warmers. Our equipment stations, cases, food bars and food serving lines are marketed under the Delfield, Viscount and other brand names.

The end-customer base for the Foodservice Equipment segment is comprised of a wide variety of foodservice providers, including, but not limited to, large multinational and regional chain restaurants, convenience stores and retail stores; chain and independent casual and family dining restaurants; independent restaurants and caterers; lodging, resort, leisure and convention facilities; health care facilities; schools and universities; large business and industrial customers; and many other foodservice outlets. We cater to some of the largest and most widely recognized multinational and regional businesses in the foodservice and hospitality industries. We do not typically have long-term contracts with our customers; however, large chains frequently authorize specific foodservice equipment manufacturers as approved vendors for particular products, and thereafter, sales are made locally or regionally to end customers via kitchen equipment suppliers, dealers or distributors. Many large QSR chains refurbish or open a large number of outlets, or implement menu changes requiring investment in new equipment, over a short period of time. When this occurs, these customers often choose a small number of manufacturers whose approved products may or must be purchased by restaurant operators. We work closely with our customers to develop the products they need and to become the approved vendors for these products.

Our end-customers often need equipment upgrades that enable them to improve productivity and food safety, reduce labor costs, respond to enhanced hygiene, environmental and menu requirements or reduce energy consumption. These changes often require customized cooking and cooling and freezing equipment. In addition, many restaurants, especially QSRs, seek to differentiate their products by changing their menu and format. We believe that product development is important to our success because a supplier's ability to provide customized or innovative foodservice equipment is a primary factor when customers are making their purchasing decisions. Recognizing the importance of providing innovative products to our customers, we invest significant time and resources into new product research and development.

The Manitowoc Education and Technology Centers ("ETC") in New Port Richey, Florida and Hangzhou, China contain computer-assisted design platforms, a model shop for on-site development of prototypes, a laboratory for product testing and various display areas for new products. Our test kitchen, flexible demonstration areas and culinary team enable us to demonstrate a wide range of equipment in realistic operating environments, and also support a wide range of menu ideation, food development and sensory testing with our customers and food partners. We also use the ETC to provide training for our customers, marketing representatives, service providers, industry consultants, dealers and distributors.

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2012, 2011 and 2010 was not significant because orders are generally filled shortly after receiving the customer order.
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
Seasonality
Typically, the second and third quarters represent our best quarters for our consolidated financial results. More recently, the traditional seasonality for our Crane and Foodservice segments has been slightly muted due to more diversified product and geographic end markets, as well as the impact that the global economic recession and downturn in our end markets has had on our revenue.  In our Crane segment, the northern hemisphere summer represents the main construction season.  Customers require new machines, parts, and service during that season.  Since the summer brings warmer weather, there is also an increase in the use and replacement of ice machines, as well as new construction and remodeling within the foodservice industry.  As a result, distributors build inventories during the second quarter to prepare for increased demand.
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

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-boom Crawler Cranes	Hitachi Sumitomo; Kobelco; Liebherr; Sumitomo/Link-Belt; Terex; XCMG; Fushun; Zoomlion; Fuwa; and Sany

	Tower Cranes	Comansa; Terex Comedil/Peiner; Liebherr; FM Gru; Jaso; Raimondi; Viccario; Saez; Benezzato; Cattaneo; Sichuan Construction Machinery; Shenyang; Zoomlion; Jianglu; and Yongmao

	Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex; Tadano; XCMG; Kato; Locatelli; Marchetti; Luna; Broderson; Valla; Ormig; Bencini; Sany; and Zoomlion

	Boom Trucks	Terex; Manitex; Altec; Elliott; Tadano; Fassi; Palfinger; Furukawa; and Hiab

Foodservice Equipment	Ice-Cube Machines, Ice Flaker Machines and Storage Bins	Hoshizaki; Scotsman; Follet; Ice-O-Matic; Brema; Aucma; and Vogt

	Beverage Dispensers and Related Products	Automatic Bar Controls; Celli; Cornelius; Hoshizaki/Lancer Corporation; Taylor; and Vin Service

	Refrigerator and Freezer Equipment	American Panel; ICS; Nor-Lake; Master-Bilt; Thermo-Kool; Bally; Arctic; Beverage Air; Traulsen; True Foodservice; TurboAir; Masterbilt; and Hoshizaki

	Primary Cooking Equipment	Ali Group; Electrolux; Dover Industries; Duke; Henny Penny; ITW; Middleby; Rational; and Taylor

	Serving, Warming and Storage Equipment	Alto Shaam; Cambro; Duke; Hatco; ITW; Middleby; Standex; and Vollrath

	Food Preparation Equipment	Ali Group; Bizerba; Electrolux; German Knife; Globe; ITW; and Univex

Engineering, Research and Development
We believe our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at dedicated locations within both of our segments. We have a staff of in-house engineers and technicians on three continents, supplemented with external engineering resources, who are responsible for improving existing products and developing new products. We incurred research and development costs of $87.7 million in 2012, $80.6 million in 2011 and $72.2 million in 2010.
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
Employee Relations
As of December 31, 2012, we employed approximately 13,500 people and had labor agreements with 13 union locals in North America. A large majority of our European employees belong to European trade unions. We have three trade unions in China and one trade union in India.  During 2010, we had two union contracts that expired and were successfully renegotiated. During 2011, four of our union contracts expired at various times.  Three of the contracts that expired in 2011 were successfully renegotiated without incident, while the International Association of Machinists (IAM) contract with Manitowoc Crane Corporation expired in October 2011 and resulted in a 66-day work stoppage.  The company’s contingency plans ensured that customer needs were met during the work stoppage.  A new contract with the IAM was ratified in January 2012 and expires in January 2016.  During 2012, we successfully negotiated three labor contracts without incident.
Available Information
We make available, free of charge at our internet site (www.manitowoc.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website. Although some documents available on our website are filed with the SEC, the information generally found on our website is not part of this or any other report we file with or furnish to the SEC.
The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.
Geographic Areas
Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are included below.  Long-lived assets are defined as property, plant and equipment, net, goodwill, other intangible assets, net and other non-current assets, excluding deferred tax assets.

	Net Sales			Long-Lived Assets
(in millions)	2012	2011	2010	2012	2011
United States	$1,833.0	$1,588.8	$1,335.2	$1,905.4	$1,964.7
Other North America	278.2	208.8	139.0	5.3	6.0
Europe	788.0	813.4	749.2	510.6	511.5
Asia	367.7	382.1	306.2	213.0	225.1
Middle East	161.6	189.4	168.7	1.6	1.7
Central and South America	243.0	237.8	203.0	33.3	15.5
Africa	110.8	65.4	69.5	—	—
South Pacific and Caribbean	10.6	12.0	11.5	4.6	4.8
Australia	134.1	121.5	129.2	4.4	4.2
Total	$3,927.0	$3,619.2	$3,111.5	$2,678.2	$2,733.5

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

Products in our Crane segment also depend in part on federal, state, local and foreign governmental spending and appropriations, including infrastructure, security and defense outlays. Reductions in governmental spending can reduce demand for our products, which in turn can affect our performance. Weather conditions can substantially affect our Foodservice segment, as relatively cool summer weather and cooler-than-normal weather in hot climates tend to decrease sales of ice and beverage dispensers. Our sales depend in part upon our customers' replacement or repair cycles. Adverse economic conditions may cause customers to forego or postpone new purchases in favor of repairing existing machinery.

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

Our products must be kept current to meet our customers' needs. To remain competitive, we therefore must develop new and innovative products on an on-going basis. If we fail to make innovations, or the market does not accept our new products, our sales and results would suffer.

We invest significantly in the research and development of new products. These expenditures do not always result in products that will be accepted by the market. To the extent they do not, whether as a function of the product or the business cycle, we will have increased expenses without significant sales to benefit us. Failure to develop successful new products may also cause potential customers to choose to purchase used equipment, or competitors' products, rather than invest in new products manufactured by us.

Price increases in some materials and sources of supply could affect our profitability.

We use large amounts of steel, stainless steel, aluminum, copper and electronic controls, among other items, in the manufacture of our products. Occasionally, market prices of some of our key raw materials increase significantly. If in the future we are not able to reduce product cost in other areas or pass raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers-including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters-may impair our ability to satisfy our customers and could adversely affect our financial performance.

To better manage our exposures to certain commodity price fluctuations, we regularly hedge our commodity exposures through financial markets. Through this hedging program we fix the future price for a portion of these commodities utilized in the production of our products. To the extent that our hedging is not successful in fixing commodity prices that are favorable in comparison to market prices at the time of purchase, we would experience a negative impact on our profit margins compared to the margins we would have realized if these price commitments were not in place, which may adversely affect our results of operations, financial condition and cash flows in future periods.

We increasingly manufacture and sell our products outside of the United States, which may present additional risks to our business.

For the years ended December 31, 2012, 2011 and 2010, approximately 53%, 56% and 57%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the company's international sales is part of our growth strategy. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with our international sales, manufacturing and the integration of new facilities that could cause loss of revenue or increased cost. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

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
As of December 31, 2012, we employed approximately 13,500 people and had labor agreements with 13 union locals in North America. A large majority of our European employees belong to European trade unions. We have three trade unions in China and one trade union in India.  During 2010, we had two union contracts that expired and were successfully renegotiated. During 2011, four of our union contracts expired at various times.  Three of the contracts that expired in 2011 were successfully renegotiated without incident, while the International Association of Machinists (IAM) contract with Manitowoc Cranes, LLC expired in October 2011 and resulted in a 66-day work stoppage.  The company’s contingency plans ensured that customer needs were met during the work stoppage.  A new contract with the IAM was ratified in January 2012 and expires in January 2016.  During 2012, we successfully negotiated three labor contracts without incident. Any significant labor relations issues could have a material adverse effect on our results of operations and financial condition.
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

We regularly review our business units and evaluate them against our core business strategies. In addition to strategic divestiture decisions, at times we may be required by regulatory authorities to make business divestitures as a result of acquisition transactions. As a result, we regularly consider the divestiture of non-core and non-strategic, or acquisition-related operations or facilities. Depending upon the circumstances and terms, the divestiture of an operation or facility could negatively affect our earnings from continuing operations.

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

In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency. We attempt to reduce currency transaction risk whenever one of our operating subsidiaries enters into a material transaction using a different currency than its functional currency by:
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

A portion of our sales is financed by third-party finance companies on behalf of our customers. The availability of financing by third parties is affected by general economic conditions, the credit worthiness of our customers and the estimated residual value of our equipment. In certain transactions we provide residual value guarantees and buyback commitments to our customers or the third-party financial institutions. Deterioration in the credit quality of our customers or the overall health of the banking industry could negatively impact our customer's ability to obtain the resources needed to make purchases of our equipment or their ability to obtain third-party financing. In addition, if the actual value of the equipment for which we have provided a residual value guaranty declines below the amount of our guaranty, we may incur additional costs, which may negatively impact our financial condition, results of operations and cash flows.

Our leverage may impair our operations and financial condition.

As of December 31, 2012, our total consolidated debt was $1,824.8 million as compared to consolidated debt of $1,890.0 million as of December 31, 2011, including the value of related interest rate hedging instruments. Our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other matters, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our business objectives. We cannot be certain that we will meet any future financial tests or that the lenders will waive any failure to meet those tests. See additional discussion in Note 11, "Debt," to our Consolidated Financial Statements.

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

Our income tax returns are subject to review by taxing authorities, and the final determination of our tax liability with respect to tax audits and any related litigation could adversely affect our financial results.

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments. We are undergoing tax audits in various jurisdictions and we regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our tax reserves. In September 2012, we received an examination report from the Internal Revenue Service covering the 2008 and 2009 tax years. The report includes the proposed disallowance of the deductibility of a $380.9 million foreign currency loss that was incurred in 2008. We filed a formal protest to the proposed adjustment during the fourth quarter of 2012. We plan to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter. However, there can be no assurance that this matter will be resolved in our favor.

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

New regulations related to conflict minerals may force us to incur additional expenses and affect the manufacturing and sale of our products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, includes Section 1502, which requires the Securities and Exchange Commission (“SEC”) to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals”, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company.  The metals covered by the final rules, adopted on August 22, 2012, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold.  Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products.  Our supply chain is complex, and if we are not able to conclusively verify the origins for all conflict minerals used in our products or that our products are “conflict free,” we may face reputational challenges with our customers or investors.  Furthermore, we may also encounter challenges to satisfy customers who require that our products be certified as "conflict free," which could place us at a competitive disadvantage if we are unable to do so. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices.  While these rules are currently the subject of a legal challenge, we could incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements.
Item 1B.  UNRESOLVED STAFF COMMENTS
The company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission (SEC) that were issued 180 days or more preceding the end of our fiscal year 2012 that remain unresolved.

Item 2.  PROPERTIES
The following table outlines the principal facilities we own or lease as of December 31, 2012.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Cranes and Related Products
Europe/Asia/Middle East
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Moulins, France	Manufacturing/Office	355,000	Owned/Leased
Charlieu, France	Manufacturing/Office	323,000	Owned/Leased
Presov, Slovak Republic	Manufacturing/Office	295,300	Owned
Zhangjiagang, China	Manufacturing	800,000	Owned
Fanzeres, Portugal	Manufacturing	183,000	Owned/Leased
Baltar, Portugal	Manufacturing	68,900	Owned
Pune, India	Manufacturing	190,000	Leased
Niella Tanaro, Italy	Manufacturing	370,016	Owned
Ecully, France	Office	85,000	Leased
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Osny, France	Office/Storage/Repair	43,000	Owned
Decines, France	Office/Storage	47,500	Leased
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Buckingham, United Kingdom	Office/Storage	78,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office & Training Center	8,000	Owned
Singapore	Office/Storage	49,000	Leased
Tai’an, China (Joint Venture)	Manufacturing	571,000	Owned
Sydney, Australia	Office/Storage	21,500	Leased
Dubai, United Arab Emirates	Office/Workshop	10,000	Leased
Americas
Shady Grove, Pennsylvania	Manufacturing/Office	1,286,000	Owned
Manitowoc, Wisconsin	Manufacturing/Office	570,000	Owned
Manitowoc, Wisconsin	Office	10,000	Leased
Manitowoc, Wisconsin	Land	250,200	Leased
Passo Fundo, Brazil	Manufacturing/Office	265,000	Owned
Quincy, Pennsylvania	Manufacturing	36,000	Owned
Bauxite, Arkansas	Manufacturing/Office	22,000	Owned
Port Washington, Wisconsin	Manufacturing	81,000	Owned

Foodservice Equipment

Europe/Asia
Hangzhou, China	Manufacturing/Office	260,000	Owned/Leased
Eglfing, Germany	Manufacturing/Office/Warehouse	130,000	Leased
Halesowen, United Kingdom(1)	Manufacturing/Office	86,000	Leased
Sheffield, United Kingdom	Manufacturing/Office	100,000	Leased
Guildford, United Kingdom	Office	12,500	Leased
Shanghai, China	Office/Warehouse	28,933	Leased
Foshan, China	Manufacturing/Office/Warehouse	40,000	Leased
Singapore (1)	Manufacturing/Office/Warehouse	45,335	Leased
Prachinburi, Thailand (Joint Venture)	Manufacturing/Office/Warehouse	80,520	Owned
Samutprakarn, Thailand (Joint Venture)	Office	4,305	Leased
North America
Manitowoc, Wisconsin	Manufacturing/Office	376,000	Owned
Parsons, Tennessee (1)	Manufacturing	120,000	Owned
Sellersburg, Indiana	Manufacturing/Office	146,000	Owned
La Mirada, California	Manufacturing/Office	15,000	Leased
Los Angeles, California	Manufacturing/Office	90,000	Leased
Tijuana, Mexico (1)	Manufacturing	111,000	Leased
New Port Richey, Florida	Office/Technology Center	42,000	Owned
Goodyear, Arizona	Manufacturing/Office	75,000	Leased
Fort Wayne, Indiana	Manufacturing/Office	413,000	Owned
Barbourville, Kentucky (2)	Manufacturing/Office	115,000	Owned
Shreveport, Louisiana (1)	Manufacturing/Office	435,000	Owned
Mt. Pleasant, Michigan	Manufacturing/Office	345,000	Owned
Baltimore, Maryland	Manufacturing/Office	16,000	Owned
Cleveland, Ohio	Manufacturing/Office	224,000	Owned
Freeland, Pennsylvania	Manufacturing/Office	160,000	Owned
Covington, Tennessee	Manufacturing/Office	186,000	Owned
Piney Flats, Tennessee	Manufacturing/Office	131,000	Leased
Fort Worth, Texas	Manufacturing/Office	182,000	Leased
Concord, Ontario, Canada	Manufacturing/Office	116,000	Leased
Mississauga, Ontario, Canada	Manufacturing/Office	155,000	Leased
Corporate
Manitowoc, Wisconsin	Office	34,000	Owned
Manitowoc, Wisconsin	Office	5,000	Leased
Manitowoc, Wisconsin	Hangar Ground Lease	31,320	Leased

(1)    There are multiple separate facilities within these locations.
(2)    This location was divested with the Jackson business in January 2013.

In addition, we lease sales office and warehouse space for our Crane segment in Breda, The Netherlands; Begles, France; Nantes, France; Toulouse, France; Nice, France; Orleans, France; Persans, France; Lainate, Italy; Lagenfeld, Germany; Munich, Germany; Budapest, Hungary; Warsaw, Poland; Melbourne, Australia; Brisbane, Australia; Beijing, China; Chengdu, China; Guangzhou, China; Xi’an, China; Dubai, UAE; Makati City, Philippines; Cavite, Philippines; Gurgaon, India; Chennai, India; Hyderabad, India; Seoul, Korea; Moscow, Russia; Netvorice, the Czech Republic; Jeffersonville, Indiana; Manitowoc, Wisconsin; Shanghai, China; Monterrey, Mexico; Sao Paulo, Brazil; Recife, Brazil; Santiago, Chile; Johannesburg, South Africa; Ellis Ras, South Africa; Rio de Janeiro, Brazil; and Vitoria, Brazil. We lease office and warehouse space for our Foodservice segment in Salem, Virginia; Irwindale, California; Goodyear, Arizona; Miami, Florida; Herborn, Germany; Moscow, Russia; Belgium, Netherlands; Kuala Lumpur, Malaysia; Barcelona, Spain; and Naucalpan de Juarez, Mexico.  We also own sales offices for our Crane segment in Dole, France.
See Note 21, “Leases,” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding leases.
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
For information concerning other contingencies and uncertainties, see Note 17, “Contingencies and Significant Estimates,” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, as well as Note 13, "Income Taxes," related to a matter involving the Company's tax return for 2008.
Executive Officers of the Registrant
Each of the following officers of the company has been elected by the Board of Directors.  The information presented is as of February 28, 2013.

Name	Age	Position With The Registrant	Principal Position Held Since
Glen E. Tellock	52	Chairman and Chief Executive Officer	2009

Carl J. Laurino	51	Senior Vice President and Chief Financial Officer	2004

Thomas G. Musial	61	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	53	Senior Vice President, General Counsel and Secretary	2004

Dean J. Nolden	44	Vice President of Finance and Treasurer	2005

Eric P. Etchart	56	Senior Vice President of the Company and President Crane Segment	2007

Michael J. Kachmer	54	Senior Vice President of the Company and President Foodservice Segment	2007
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
Carl J. Laurino was named senior vice president and chief financial officer in May 2004.  He had served as treasurer since May 2001.  Mr. Laurino joined the company in January 2000 as assistant treasurer and served in that capacity until his promotion to treasurer.  Previously, Mr. Laurino spent 15 years in the commercial banking industry with Firstar Bank (n/k/a US Bank), Norwest Bank (n/k/a Wells Fargo), and Associated Bank.  During that period, Mr. Laurino held numerous positions of increasing responsibility including commercial loan officer with Norwest Bank, Vice President - Business Banking with Associated Bank and Vice President and Commercial Banking Manager with Firstar.
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
Item 4.  MINE SAFETY DISCLOSURE
Not Applicable.

PART II
Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The company’s common stock is traded on the New York Stock Exchange under the symbol MTW.  At December 31, 2012, the approximate number of record shareholders of common stock was 2,307.
The amount and timing of the annual dividend are determined by the Board of Directors at its regular meetings each year, subject to limitations within the company’s Senior Credit Facility described below.  In each of the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the company paid an annual dividend of $0.08 per share in the fourth quarter.
The high and low sales prices of the common stock were as follows for 2012, 2011 and 2010:

Year Ended	2012			2011			2010
December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$16.97	$9.45	$13.86	$22.12	$12.80	$21.88	$14.60	$10.03	$13.00
2nd Quarter	15.11	9.60	11.70	23.23	14.79	16.84	16.43	9.09	9.14
3rd Quarter	15.44	9.90	13.34	18.19	6.56	6.71	12.26	8.48	12.11
4th Quarter	16.03	12.82	15.68	12.60	5.76	9.19	13.53	10.55	13.11
Under our Senior Credit Facility, we are limited on the amount of dividends we may pay out in any one year.  The amount of dividend payments is restricted based on our consolidated total leverage ratio as defined in the credit agreement and is limited along with other restricted payments in aggregate.  If the consolidated total leverage ratio is less than 3.00 to 1.00, total restricted payments are not limited in any given year.  If the consolidated total leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, restricted payments may not exceed $40.0 million per year.  If the consolidated total leverage ratio is less than 5.00 to 1.00 but greater than or equal to 4.00 to 1.00, restricted payments may not exceed $30.0 million per year.  Lastly, if the consolidated total leverage ratio is greater than or equal to 5.00 to 1.00, total restricted payments are limited to $20.0 million per year.

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2008	2009	2010	2011	2012
The Manitowoc Company, Inc.	(82.19)%	16.77%	32.30%	(29.39)%	71.53%
S&P 500 Index	(37.00)%	26.46%	15.06%	2.11%	16.00%
S&P 600 Industrial Machinery	(32.86)%	18.68%	31.01%	(2.67)%	20.56%

	Indexed Returns
	Years Ending December 31,
	2007	2008	2009	2010	2011	2012
The Manitowoc Company, Inc.	100.00	17.81	20.80	27.52	19.43	33.33
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
S&P 600 Industrial Machinery	100.00	67.14	79.68	104.38	101.59	122.48

Item 6.  SELECTED FINANCIAL DATA
The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc. The data should be read in conjunction with these financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Results of the Jackson business, the Kysor/Warren business, substantially all Enodis ice businesses and certain Enodis non-ice businesses, and the Marine segment in the years presented have been classified as discontinued operations to exclude those results from continuing operations. In addition, the earnings (loss) from discontinued operations include the impact of adjustments to certain retained liabilities for operations sold or closed in periods prior to those presented. Financial data for the years prior to 2012 have been revised to correct errors identified in 2012 relating to these periods. See Note 1, "Company and Basis of Presentation," in the Consolidated Financial Statements for further discussion of these revisions. For businesses acquired during the time periods presented, results are included in the table from their acquisition date. Amounts are in millions except share and per share data.

	2012	2011	2010	2009	2008
Net Sales
Cranes and Related Products	$2,440.8	$2,164.6	$1,748.6	$2,285.0	$3,882.9
Foodservice Equipment	1,486.2	1,454.6	1,362.9	1,302.9	589.7
Total	3,927.0	3,619.2	3,111.5	3,587.9	4,472.6
Gross Profit	934.4	826.7	759.5	788.6	1,013.9
Earnings (Loss) from Operations
Cranes and Related Products	156.0	108.2	90.6	146.7	556.7
Foodservice Equipment	238.6	214.4	201.9	164.1	59.0
Corporate	(63.7)	(61.3)	(42.0)	(46.1)	(52.8)
Amortization expense	(37.1)	(37.9)	(37.4)	(37.5)	(11.3)
Goodwill impairment	—	—	—	(515.6)	—
Intangible asset impairment	—	—	—	(146.4)	—
Restructuring expense	(9.5)	(5.5)	(3.8)	(39.6)	(21.7)
Integration expense	—	—	—	(3.6)	(7.6)
Other expense	(2.5)	0.5	(2.3)	(3.4)	—
Total	281.8	218.4	207.0	(481.4)	522.3
Interest expense	(137.1)	(146.7)	(175.0)	(174.0)	(51.6)
Amortization of deferred financing fees	(8.2)	(10.4)	(22.0)	(28.8)	(2.5)
Loss on debt extinguishment	(6.3)	(29.7)	(44.0)	(9.2)	(4.1)
Loss on purchase price hedges	—	—	—	—	(379.4)
Other income (expense) - net	0.1	2.3	(9.0)	17.3	(3.0)
Earnings (loss) from continuing operations before income taxes	130.3	33.9	(43.0)	(676.1)	81.7
Provision (benefit) for taxes on income	38.0	13.6	26.2	(68.2)	(20.8)
Earnings (loss) from continuing operations	92.3	20.3	(69.2)	(607.9)	102.5
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	0.3	(3.4)	(8.1)	(34.6)	(144.8)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	(34.6)	—	(24.2)	53.1
Net earnings (loss)	92.6	(17.7)	(77.3)	(666.7)	10.8
Less: Net loss attributable to noncontrolling interest, net of tax	(9.1)	(6.5)	(2.7)	(2.5)	(1.9)
Net earnings (loss) attributable to Manitowoc	$101.7	$(11.2)	$(74.6)	$(664.2)	$12.7
Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$101.4	$26.8	$(66.5)	$(605.4)	$104.4
Loss from discontinued operations, net of income taxes	0.3	(3.4)	(8.1)	(34.6)	(144.8)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	(34.6)	—	(24.2)	53.1
Net earnings (loss) attributable to Manitowoc	$101.7	$(11.2)	$(74.6)	$(664.2)	$12.7

Cash Flows
Cash flow from operations	$162.3	$15.6	209.3	$339.5	$306.1
Identifiable Assets
Cranes and Related Products	$1,903.3	$1,760.8	1,659.3	$1,803.3	$2,288.6
Foodservice Equipment	1,956.8	2,192.6	2,193.4	2,272.1	3,381.0
Corporate	197.2	69.2	219.6	262.6	444.5
Total	$4,057.3	$4,022.6	4,072.3	$4,338.0	$6,114.1
Long-term Obligations	$1,824.8	$1,890.0	1,997.4	$2,172.4	$2,655.3
Depreciation
Cranes and Related Products	$44.9	$54.2	56.5	$55.3	$66.3
Foodservice Equipment	22.3	24.5	27.1	29.0	11.7
Corporate	2.3	2.8	2.9	2.8	1.5
Total	$69.5	$81.5	86.5	$87.1	$79.5
Capital Expenditures
Cranes and Related Products	52.7	52.2	21.9	51.5	129.4
Foodservice Equipment	17.4	11.9	12.0	14.4	10.5
Corporate	2.8	0.7	2.0	2.6	10.0
Total	$72.9	$64.8	35.9	$68.5	$149.9
Per Share
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.77	$0.21	$(0.51)	$(4.65)	$0.80
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.03)	(0.06)	(0.27)	(1.11)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	(0.27)	—	(0.19)	0.41
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.77	$(0.09)	$(0.57)	$(5.10)	$0.10
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.76	$0.20	(0.51)	$(4.65)	$(0.79)
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.03)	(0.06)	(0.27)	(1.10)
Gain (loss) on sale or closure of discontinued operations, net of income taxes	—	(0.26)	—	(0.19)	0.40
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.76	$(0.08)	$(0.57)	$(5.10)	$0.10
Avg Shares Outstanding
Basic	131,447,895	130,481,436	130,581,040	130,268,670	129,930,749
Diluted	133,317,050	133,377,109	130,581,040	130,268,670	131,630,215

(1)
Discontinued operations represent the results of operations and gain or loss on sale or closure of the Marine segment, substantially all Enodis ice businesses and certain Enodis non-ice businesses, Kysor/Warren, and Jackson, which either qualified for discontinued operations treatment or were sold or closed during 2008 through 2012.

(2)	We acquired one business in 2010 and two businesses during 2008.

(3)	Cash dividends per share for 2008 through 2012 were $0.08.

(4)
Balance sheet data for 2008 through 2011 have been revised to correct errors identified in 2012. The impact of these errors on balance sheet data related to identifiable assets for Cranes and Related Products was a $62.0 million increase for 2011 and a $64.9 million increase for 2010, 2009 and 2008. The impact of these errors on balance sheet data related to identifiable assets for Foodservice Equipment was an $8.6 million decrease for 2011, 2010, and 2009 and a $9.8 million decrease for 2008. The impact of these errors on the 2011, 2010 and 2009 balance sheet data related to identifiable assets for Corporate was increases of $4.0 million, $4.9 million and $1.8 million, respectively. 2011, 2010, 2009 and 2008 net earnings (loss) data have been revised to correct errors identified in 2012. There was a $0.7 million increase to net loss in 2011, and a reduction of $4.9 million to the net loss in 2010 and 2009, and an increase to net earnings of $1.9 million in 2008. There was a $0.04 decrease to basic and diluted loss per share in 2010 and 2009 and a $0.02 increase to basic and diluted earnings per share in 2008. See Note 1, "Company and Basis of Presentation," to the Consolidated Financial Statements for further discussion of the nature of these errors.

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
During the fourth quarter of 2012, the company decided to divest its warewashing equipment business, which operated under the brand name Jackson, and classified this business as discontinued operations in the company's financial statements. Jackson designs, manufactures and sells warewashing equipment, offering a full range of undercounter dishwashers, door-type dishwashers, conveyor, pot washing, and flight-type dishwashers. On January 28, 2013, the company sold the Jackson warewashing equipment business to Hoshizaki USA Holdings, Inc. for approximately $38.5 million. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loan A and B.
On December 15, 2010, the company reached a definitive agreement to divest its Kysor/Warren and Kysor/Warren de Mexico (collectively “Kysor/Warren”) businesses, which manufactured frozen, medium temperature and heated display merchandisers, mechanical refrigeration systems and remote mechanical and electrical houses to Lennox International for approximately $145 million, including a preliminary working capital adjustment.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  On July 1, 2011, the company made a payment to Lennox International of $2.4 million as the final working capital adjustment under the sale agreement.  The results of these operations have been classified as discontinued operations.
The following discussion and analysis covers key drivers behind our results for 2010 through 2012 and is broken down into three major sections.  First, we provide an overview of our results of operations for the years 2010 through 2012 on a consolidated basis and by business segment.  Next we discuss our market conditions, liquidity and capital resources, off-balance sheet arrangements, and obligations and commitments.  Finally, we provide a discussion of risk management techniques, contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.
All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.  The 2011 and 2010 results have been revised to reflect the correction of errors relating to these periods.  See Note 1, “Company and Basis of Presentation” for further discussion.

Results of Consolidated Operations

Millions of dollars	2012	2011	2010
Operations
Net sales	$3,927.0	$3,619.2	$3,111.5
Cost of sales	2,992.6	2,792.5	2,352.1
Gross Profit	934.4	826.7	759.4
Operating expenses:
Engineering, selling and administrative expenses	603.5	565.4	508.9
Amortization expense	37.1	37.9	37.4
Restructuring expense	9.5	5.5	3.8
Other expenses (income)	2.5	(0.5)	2.3
Total operating expenses	652.6	608.3	552.4
Operating earnings from continuing operations	281.8	218.4	207.0
Other income (expenses):
Interest expense	(137.1)	(146.7)	(175.0)
Amortization of deferred financing fees	(8.2)	(10.4)	(22.0)
Loss on debt extinguishment	(6.3)	(29.7)	(44.0)
Other income (expense)-net	0.1	2.3	(9.0)
Total other expenses	(151.5)	(184.5)	(250.0)
Earnings (loss) from continuing operations before taxes on earnings	130.3	33.9	(43.0)
Provision for taxes on earnings	38.0	13.6	26.2
Earnings (loss) from continuing operations	92.3	20.3	(69.2)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	0.3	(3.4)	(8.1)
Loss on sale of discontinued operations, net of income taxes	—	(34.6)	—
Net earnings (loss)	92.6	(17.7)	(77.3)
Less: Net loss attributable to noncontrolling interest, net of tax	(9.1)	(6.5)	(2.7)
Net earnings (loss) attributable to Manitowoc	$101.7	$(11.2)	$(74.6)
Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$101.4	$26.8	$(66.5)
Loss from discontinued operations, net of income taxes	0.3	(3.4)	(8.1)
Loss on sale of discontinued operations, net of income taxes	—	(34.6)	—
Net earnings (loss) attributable to Manitowoc	$101.7	$(11.2)	$(74.6)

Year Ended December 31, 2012 Compared to 2011
Net Sales

(in millions)	2012	2011	Change
Net Sales	$3,927.0	$3,619.2	8.5%
Consolidated net sales increased 8.5% in 2012 to $3.9 billion from $3.6 billion in 2011.  The increase was primarily the result of the year-over-year increase in the Crane segment along with a modest increase in the Foodservice segment.  Crane segment sales increased in all regions except China, which decreased as a result of volume reductions. The overall increase in the Crane segment was primarily driven by the Americas region due to economic recoveries and higher demand in certain emerging markets.  Crane segment sales increased 12.8% for the year ended December 31, 2012 compared to 2011.  Foodservice sales increased in the Americas and Asia Pacific (APAC) regions from the prior year due to volume increases. Foodservice sales increased 2.2% for the year ended December 31, 2012 compared to 2011.  Consolidated net sales were unfavorably impacted by approximately $73.5 million, or 2.0%, from foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2012 compared with the year ended December 31, 2011.  Further analysis of the changes in sales by segment is presented in the "Sales and Operating Earnings by Segment" section below.

Gross Profit

(in millions)	2012	2011	Change
Gross Profit	$934.4	$826.7	13.0%
Gross Margin	23.8%	22.8%
Gross profit for the year ended December 31, 2012 increased to $934.4 million compared to $826.7 million for the year ended December 31, 2011, an increase of 13.0%. Gross margin increased in 2012 to 23.8% from 22.8% in 2011.  The increase in consolidated gross profit was attributable to sales volume increases in both the Crane and Foodservice segments in the regions noted above and pricing actions.  Crane segment gross profit increases were partially offset by increases in manufacturing costs.  The increase in gross margin was primarily due to pricing actions, cost reduction and lean actions slightly offset by investment in optimizing global footprint.
Engineering, Selling and Administrative Expenses

(in millions)	2012	2011	Change
Engineering, selling and administrative expenses	$603.5	$565.4	6.7%
Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2012 increased $38.1 million to $603.5 million compared to $565.4 million for the year ended December 31, 2011.  Crane segment ES&A increased $38.3 million, or 15.4%, for the year ended December 31, 2012 compared to the same period in 2011.  This increase was driven by increased employee compensation and benefit costs, increased levels of engineering expenses, recognition of reserves for a small number of discrete customer financing issues and enterprise resource planning system implementation costs. Foodservice ES&A decreased $2.8 million, or 1.1%, for the year ended December 31, 2012 compared to the same period in 2011.  This decrease was driven by reduction in sales related costs, favorable foreign exchange impact, and reduced employee costs.
Amortization Expense

(in millions)	2012	2011	Change
Amortization expense	$37.1	$37.9	(2.1)%
Amortization expense for the year ended December 31, 2012 was $37.1 million compared to $37.9 million for 2011.  See further detail related to intangible assets at Note 9, “Goodwill and Other Intangible Assets.”
Restructuring Expense

(in millions)	2012	2011	Change
Restructuring expense	$9.5	$5.5	*
* Measure not meaningful
Restructuring expenses for the year ended December 31, 2012 totaled $9.5 million compared to $5.5 million in 2011.  Crane segment restructuring expenses totaled $7.2 million for the year ended December 31, 2012.  These expenses primarily related to workforce reductions at our France operations.  Foodservice segment restructuring expenses totaled $2.3 million for the year ended December 31, 2012.  These expenses primarily related to plant consolidation efforts in the Americas region and workforce reductions in Europe.  See further detail at Note 19, “Restructuring.”
Interest Expense & Amortization of Deferred Financing Fees

(in millions)	2012	2011	Change
Interest expense	$137.1	$146.7	(6.5)%
Amortization of deferred financing fees	$8.2	$10.4	(21.2)%
Interest expense for the year ended December 31, 2012 totaled $137.1 million versus $146.7 million for the year ended December 31, 2011.  The decrease in interest expense of $9.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to the amendment of our Senior Credit Facility during the second quarter of 2011, which lowered the associated interest rates along with debt reductions in 2012 and 2011. Amortization expense for deferred financing fees were $8.2 million for the year ended December 31, 2012 as compared to $10.4 million in 2011.  The decrease in amortization expense for deferred financing fees of $2.2 million was attributable to the write-off of a portion of the deferred financing fees associated with the amendment in the second quarter of 2011, partially offset by the amortization of new fees associated with the Senior Credit Facility and the Senior Notes due 2022.  See further detail at Note 11, “Debt.”
Loss on Debt Extinguishment

(in millions)	2012	2011	Change
Loss on debt extinguishment	$6.3	$29.7	*
* Measure not meaningful
Loss on debt extinguishment for the year ended December 31, 2012 totaled $6.3 million, compared to $29.7 million in 2011.  The loss on debt extinguishment in 2012 was attributable to the accelerated paydown of Term Loans A and B associated with our Senior Credit Facility and the redemption of our 7.125% Senior Notes due 2013. The loss on debt extinguishment in 2011 was attributable to the write-off of a portion of the deferred financing fees associated with the amendment to the Senior Credit Facility in the second quarter of 2011.
Other Income - Net

(in millions)	2012	2011	Change
Other income - net	$0.1	$2.3	*
* Measure not meaningful
Other income, net for the year ended December 31, 2012 was $0.1 million versus $2.3 million for the prior year.  The decrease of $2.2 million in other income for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to reductions in interest income and gains from asset sales, partially offset by foreign currency losses in 2011 that did not reoccur at the same level in 2012.
Income Taxes

(in millions)	2012	2011	Change
Effective annual tax rate	29.2%	40.1%
Provision for taxes on earnings	$38.0	$13.6	*
* Measure not meaningful
The effective tax rate for the year ended December 31, 2012 was 29.2% compared to 40.1% for the year ended December 31, 2011.  The effective tax rate in 2012 was favorably impacted by the release of an $11.6 million reserve resulting from a favorable audit outcome. The 2011 and 2012 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.
Tax expense for the year ended December 31, 2012 was unfavorably impacted by valuation allowance adjustments on deferred tax assets totaling $17.5 million compared to $12.3 million in 2011.  The company recorded valuation allowance adjustments related to current year losses and income tax rate changes in jurisdictions with valuation allowances established in prior years. See further detail at Note 13, “Income Taxes.”
The company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 and 2009.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008. In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company's potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any. The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012.  The company plans to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  However, there can be no assurance that this matter will be resolved in the company's favor.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009; the company also formally disagreed with the adjustments.

The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of December 31, 2012, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
Earnings (Loss) from Discontinued Operations

(in millions)	2012	2011	Change
Earnings (loss) from discontinued operations	$0.3	$(3.4)	*
* Measure not meaningful
The results from discontinued operations were earnings of $0.3 million and a loss of $3.4 million, net of income taxes, for the years ended December 31, 2012 and 2011, respectively.  The earnings from discontinued operations relates primarily to the Jackson business which was classified as discontinued operations in the fourth quarter of 2012, partially offset by a loss in the Kysor/Warren business that was sold on January 14, 2011.  See additional discussion at Note 4, “Discontinued Operations.”
Net Loss Attributable to Noncontrolling Interest

(in millions)	2012	2011	Change
Net loss attributable to noncontrolling interest	$9.1	$6.5	40.0%
For the year ended December 31, 2012, a net loss attributable to a noncontrolling interest of $9.1 million was recorded in relation to the minority partners' portion of the full year loss from our Chinese affiliate joint venture, Manitowoc Dongyue Heavy Machinery Co., Ltd. (Manitowoc Dongyue).  There was a net loss of $6.5 million attributable to the minority partner in connection with Manitowoc Dongyue for the same period of 2011.
Year Ended December 31, 2011 Compared to 2010
Net Sales

(in millions)	2011	2010	Change
Net Sales	$3,619.2	$3,111.5	16.3%
Consolidated net sales increased 16.3% in 2011 to $3.6 billion from $3.1 billion in 2010.  The increase was the result of year-over-year increases in both the Crane and Foodservice segments.  Crane segment sales increased in all regions and in all product lines from 2010 due to modest economic recoveries in the Americas region and in certain emerging markets.  Crane segment sales increased 23.8% for the year ended December 31, 2011 compared to 2010.  Foodservice sales increased in all regions from 2010 due to continued penetration of global chains with whom we partner and modest economic improvements. Foodservice sales increased 6.7% for the year ended December 31, 2011 compared to 2010.  Weaker foreign currencies as compared to the U.S. Dollar had a favorable impact on consolidated net sales of $55.1 million, or 1.8%, for the year ended December 31, 2011 compared with the year ended December 31, 2010.  Further analysis of the changes in sales by segment is presented in the "Sales and Operating Earnings by Segment" section below.
Gross Profit

(in millions)	2011	2010	Change
Gross Profit	$826.7	$759.4	8.9%
Gross Margin	22.8%	24.4%
Gross profit for the year ended December 31, 2011 increased to $826.7 million compared to $759.4 million million for the year ended December 31, 2010, an increase of 8.9%. Gross margin decreased in 2011 to 22.8% from 24.4% in 2010.  The increase in consolidated gross profit was attributable to sales volume increases in both the Crane and Foodservice segments in all regions.  Crane segment gross profit increases were partially offset by increases in material costs, labor costs and additional provisions for warranty and excess and obsolete inventory.  Foodservice segment gross profit increases were offset by higher material and other manufacturing costs. The decrease in gross margin was due to higher material and labor costs in both segments.
Engineering, Selling and Administrative Expenses

(in millions)	2011	2010	Change
Engineering, selling and administrative expenses	$565.4	$508.9	11.1%

Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2011 increased $56.5 million to $565.4 million compared to $508.9 million for the year ended December 31, 2010.  Crane segment ES&A increased $35.1 million or 16.5% for the year ended December 31, 2011 compared to the same period in 2010.  This increase was driven by increased employee compensation and benefit costs, increased marketing expenses and increased levels of research and development.  Foodservice ES&A increased $1.6 million or 0.6% for the year ended December 31, 2011 compared to the same period in 2010.  This increase was driven by increased employee compensation and benefit costs, partially offset by cost reduction activities.
Amortization Expense

(in millions)	2011	2010	Change
Amortization expense	$37.9	$37.4	1.3%
Amortization expense for the year ended December 31, 2011 was $37.9 million compared to $37.4 million for 2010.  See further detail related to intangible assets at Note 9, “Goodwill and Other Intangible Assets.”
Restructuring Expense

(in millions)	2011	2010	Change
Restructuring expense	$5.5	$3.8	44.7%
Restructuring expenses for the year ended December 31, 2011 totaled $5.5 million compared to $3.8 million in 2010.  Crane segment restructuring expenses totaled $3.2 million for the year ended December 31, 2011.  These expenses primarily related to the consolidation of certain European operations.  Foodservice segment restructuring expenses totaled $2.3 million for the year ended December 31, 2011.  These expenses primarily related to plant consolidation efforts in the United States and Europe.  See further detail at Note 19, “Restructuring.”
Interest Expense & Amortization of Deferred Financing Fees

(in millions)	2011	2010	Change
Interest expense	$146.7	$175.0	(16.2)%
Amortization of deferred financing fees	$10.4	$22.0	(52.7)%
Interest expenses for the year ended December 31, 2011 totaled $146.7 million versus $175.0 million for the year ended December 31, 2010.  The decrease in interest expense of $28.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to refinancing of our Senior Credit Facility during the second quarter of 2011, which lowered the associated interest rate paid, and debt reductions in 2011 and 2010. Amortization expense for deferred financing fees was $10.4 million for the year ended December 31, 2011 as compared to $22.0 million in 2010.  The decrease in amortization expense for deferred financing fees of $11.6 million was attributable to the write-off of a portion of the deferred financing fees associated with the refinancing in the second quarter of 2011, partially offset by the amortization of new fees associated with the New Senior Credit Facility.  See further detail at Note 11, “Debt.”
Loss on Debt Extinguishment

(in millions)	2011	2010	Change
Loss on debt extinguishment	$29.7	$44.0	(32.5)%
Loss on debt extinguishment for the year ended December 31, 2011 totaled $29.7 million compared to $44.0 million in 2010.  The loss on debt extinguishment in 2011 was attributable to the write-off of a portion of the deferred financing fees associated with the amendment to the Senior Credit Facility in the second quarter of 2011. The loss on debt extinguishment in 2010 was attributable to the accelerated paydown of Term Loans A and B associated with the Senior Credit Facility.  See further detail at Note 11, “Debt.”
Other Income (Expense) - Net

(in millions)	2011	2010	Change
Other income (expense) - net	$2.3	$(9.0)	*
* Measure not meaningful

Other income (expense), net for the year ended December 31, 2011 was income of $2.3 million versus a loss of $9.0 million for the prior year.  The increase of $11.3 million in other income for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to foreign currency losses in 2010 that did not reoccur at the same level in 2011.  Other income in 2011 consisted of interest income and gains from asset sales offset by bank fees and currency losses.
Income Taxes

(in millions)	2011	2010	Change
Effective annual tax rate	40.1%	(60.9)%
Provision for taxes on earnings	$13.6	$26.2	*
* Measure not meaningful
The effective tax rate for the year ended December 31, 2011 was 40.1% compared to negative 60.9% for the year ended December 31, 2010.  As the company posted pre-tax losses in 2010, the negative effective tax rate was an expense to the consolidated statement of operations. The effective tax rate in 2010 was unfavorably impacted by the full valuation allowance of $45.6 million on the net deferred tax asset in France. The 2011 and 2010 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.
Tax expense for the year ended December 31, 2011 was unfavorably impacted by valuation allowance adjustments on deferred tax assets totaling $12.3 million compared to $52.0 million in 2010.  The company recorded a full valuation allowance of $45.6 million on the net deferred tax asset for net operating loss carryforwards in France during the fourth quarter of 2010. During 2011, the company continued to record valuation allowances on the deferred tax assets in France and certain other jurisdictions, as it remained more-likely-than-not that they would not be utilized. See further detail at Note 13, “Income Taxes.”
Loss from Discontinued Operations

(in millions)	2011	2010	Change
Loss from discontinued operations	$(3.4)	$(8.1)	(58.0)%
The results from discontinued operations were a loss of $(3.4) million and a loss of $(8.1) million, net of income taxes, for the years ended December 31, 2011 and 2010, respectively.  The loss from discontinued operations related primarily to the Kysor/Warren business that was sold on January 14, 2011.  See additional discussion at Note 4, “Discontinued Operations.”
Net Loss Attributable to Noncontrolling Interest

(in millions)	2011	2010	Change
Net loss attributable to noncontrolling interest	$6.5	$2.7	*
* Measure not meaningful
For the year ended December 31, 2011, a net loss attributable to a noncontrolling interest of $6.5 million was recorded in relation to the minority partners' portion of the full year loss from our Chinese joint venture Manitowoc Dongyue Heavy Machinery Co., Ltd. (Manitowoc Dongyue).  There was a net loss of $2.7 million attributable to the minority partner in connection with Manitowoc Dongyue for the same period of 2010.
Sales and Operating Earnings by Segment
Cranes and Related Products Segment

(in millions)	2012	2011	2010
Net sales	$2,440.8	$2,164.6	$1,748.6
Operating earnings	$156.0	$108.2	$90.6
Operating margin	6.4%	5.0%	5.2%
Year Ended December 31, 2012 Compared to 2011
Crane segment net sales for the year ended December 31, 2012 increased to $2.4 billion versus $2.2 billion for the year ended December 31, 2011, which was primarily the result of volume increases and pricing actions. The increase was partially offset by the unfavorable impact of approximately $61.7 million from foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2012 compared with the year ended December 31, 2011. As of December 31, 2012, total Crane segment backlog was $755.8 million, a slight decrease from the December 31, 2011 backlog of $760.5 million.
For the year ended December 31, 2012, the Crane segment reported operating earnings of $156.0 million compared to $108.2 million for the year ended December 31, 2011.  Operating earnings for the Crane segment were favorably affected by higher sales volumes, pricing actions and favorable warranty experience. These increases in operating earnings were partially offset by increases in material costs, labor costs and additional provisions for excess and obsolete inventory.  In addition, ES&A expense was affected by increased employee compensation and benefit costs, increased levels of engineering expenses, recognition of reserves for a small number of discrete customer financing issues and enterprise resource planning system implementation costs. Operating margin for the year ended December 31, 2012 was 6.4% versus 5.0% for the year ended December 31, 2011.  Crane’s operating margin increased primarily due to the pricing actions noted above.
Year Ended December 31, 2011 Compared to 2010
Crane segment net sales for the year ended December 31, 2011 increased 29.4% to $2.2 billion versus $1.7 billion for the year ended December 31, 2010.  Crane segment sales increased in all geographic regions and in all product lines from 2010 due to modest economic recoveries in the Americas region and certain emerging markets. As of December 31, 2011, total Crane segment backlog was $760.5 million, an increase of 33.0% from the December 31, 2010 backlog of $571.7 million and consistent with the September 30, 2011 backlog of $774.6 million.  The trend for new orders, net of insignificant cancellations, continued to improve throughout 2011.
For the year ended December 31, 2011, the Crane segment reported operating earnings of $108.2 million compared to $90.6 million for the year ended December 31, 2010.  Operating earnings for the Crane segment were favorably affected by higher sales volumes and higher factory absorption, but were offset by increases in material costs, labor costs and additional provisions for warranty and excess and obsolete inventory.  In addition, ES&A expense was affected by increased employee compensation and benefit costs, marketing expenses and increased levels of research and development. Operating margin for the year ended December 31, 2011 was 5.0% versus 5.2% for the year ended December 31, 2010.  Crane’s operating margin decreased primarily due to the increased costs noted above offsetting the sales growth.  The year ended December 31, 2010 also benefited from the collection of a previously reserved receivable of $4.2 million and a favorable adjustment to the excess and obsolete inventory reserve of $5.0 million.
Foodservice Equipment Segment

(in millions)	2012	2011	2010
Net sales	$1,486.2	$1,454.6	$1,362.9
Operating earnings	$238.6	$214.4	$201.9
Operating margin	16.1%	14.7%	14.8%
Year Ended December 31, 2012 Compared to 2011
Foodservice segment net sales increased $31.6 million to $1.5 billion for the year ended December 31, 2012 compared to the prior year.  The sales increase during 2012 was primarily driven by volume increases in the Americas and APAC regions coupled with pricing actions. The increase was partially offset by an increase in rebates and an unfavorable impact of approximately $11.8 million from foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2012 compared with the year ended December 31, 2011.
For the year ended December 31, 2012, the Foodservice segment reported operating earnings of $238.6 million compared to $214.4 million for the year ended December 31, 2011.  The 2012 operating earnings increase and operating margin increase to 16.1% from 14.7% in 2011 were primarily due to increases in volume, pricing actions and manufacturing cost reduction initiatives, which were partially offset by increases in rebates and warranty expense, due to increases in volume and material and labor costs.  In addition, approximately $1.2 million of the increase was offset by foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2012 compared to the year ended December 31, 2011.
Year Ended December 31, 2011 Compared to 2010
Foodservice segment net sales increased 6.7%, or 91.7 million, to $1.5 billion for the year ended December 31, 2011 compared to $1.4 billion for the year ended December 31, 2010.  The sales increase during 2011 was driven by new product introductions and increased sales in all regions.  In addition, approximately $25.2 million of the increase was due to the weaker U.S. Dollar relative to the Euro and British Pound currencies.

For the year ended December 31, 2011, the Foodservice segment reported operating earnings of $214.4 million compared to $201.9 million for the year ended December 31, 2010.  The 2011 operating earnings increase was primarily due to higher volume, appropriate pricing actions and manufacturing cost savings which were only partially offset by material and other cost increases.  Operating margin decreased in 2011 to 14.7% from 14.8% in 2010. In addition, approximately $1.2 million of the operating earnings increase was due to the weaker U.S. Dollar relative to the Euro and British Pound currencies.
General Corporate Expenses

(in millions)	2012	2011	2010
Net sales	$3,927.0	$3,619.2	$3,111.5
Corporate expenses	$63.7	$61.3	$42.0
% of Net sales	1.6%	1.7%	1.3%

Year Ended December 31, 2012 Compared to 2011
Corporate expenses increased $2.4 million to $63.7 million in 2012 compared to $61.3 million in 2011.  The increase was due to higher employee benefit and stock-based award compensation expenses.
Year Ended December 31, 2011 Compared to 2010
Corporate expenses increased $19.3 million to $61.3 million in 2011 compared to $42.0 million in 2010.  The increase was due to higher employee stock-based and total compensation, benefit costs and increased professional services.
Market Conditions and Outlook
In 2013, we are planning for continued growth in both of our two business segments: Cranes and Related Products and Foodservice Equipment.  We are focused on margin improvement in the face of slow growth and potentially choppy end markets and macro-economies. Lingering concerns over government transitions, regulatory policies, and consumer confidence have influenced our outlook and action plans as we start 2013. However, our team has proven time and again its ability to navigate through challenging landscapes. We have been diligent in our efforts to improve operational efficiencies and manage our cost structure over the last several years.
Looking ahead to 2013, we expect Foodservice segment revenues to improve modestly in the mid-single digit range and operating margins to be consistent in 2013, versus 2012. We expect Crane segment revenues to increase in the high single digit range in 2013 versus 2012. Additionally, we anticipate that operating margins in our Crane segment will be in the high single digit range. Other financial expectations include capital expenditures of approximately $100 million, depreciation and amortization of approximately $115 million, a debt reduction target to exceed $200 million, between $10 million and $15 million reduction in interest expense, and full-year effective tax rate in the mid 30 percent range.
Cranes and Related Products - Our Crane segment is benefiting from recovery in crane demand, especially within emerging markets in Asia, Latin America, and the Middle East as well as in North America. As a result, our year-end backlog has stabilized at $755.8 million as of December 31, 2012 compared to $760.5 million in December 31, 2011.
Our initiatives in the area of quality, reliability and performance are producing positive results. These include improving Customer Satisfaction Index (CSI) scores, reduced warranty claims, improved Mean Time Between Failure (MTBF) and improved emissions. Our investments in a component and systems validation and accelerated life cycle testing facility has improved our new product development process and the reliability of our cranes. We believe these efforts, combined with the cost reduction initiatives and the process and facilities improvements that have been made in 2012 and prior years, allow us to deliver better cranes to our customers in a more efficient manner.

We expect the opportunities and the need for cranes to continue all around the globe. We enjoy filling the needs from many industries including construction, infrastructure, refining, all forms of energy production and energy transmission. We also continue to see demand for our industry-leading product support services. Our Crane Care business is not only a key differentiator for us, but it is also especially important to our customers as the market rebounds to ensure uptime availability.

Forecasting remains challenging due to mixed views from trade association and industry economists as well as continued sovereign financial issues in Europe. We continue to use what we believe to be the best information that is available and have also expanded our efforts to become more responsive to changes in demand between regions and product lines. These efforts allow us to better meet the sudden changes in demand that an unstable recovering economy makes and this allows us to improve our market share with our ability to have the right product available at the right time. The Crane segment looks to leverage its manufacturing footprint, while improving working capital efficiency, and increasing ES&A expenses at a slower rate than revenue increases throughout 2013. In addition, we anticipate that a continued focus on economic value-added (EVA®) will help to optimize cash flow and boost the segment's earnings potential. Underlying these financial goals, the Crane segment is focused on strategic initiatives, which include for 2013 the continuation of our Project One ERP initiative with go-live implementations in Singapore, Australia, Philippines, Italy, and Manitowoc; driving manufacturing excellence initiatives through the use of lean manufacturing principles; the continuing introduction of new crawler, tower, and mobile cranes; intensified leverage of our presence in various emerging markets; and an ongoing build-out of our Crane Care infrastructure to support accelerating whole goods sales in emerging and developed markets.

From a longer-term perspective, we are among the world's leading sources of lifting solutions, with what we believe to be the most recognized brands and the broadest manufacturing and support footprint in the industry. Globally, we expect an increasing demand for modern infrastructure and energy, and we are well-positioned to support these end markets anywhere in the world. We have a resilient business, with a strong global distribution network and a large installed base of equipment complemented by the best and most experienced workforce in the industry. As a result, we expect to thrive as the world economy recovers and the crane industry grows.
Foodservice Equipment - Manitowoc Foodservice is a leading player in the global foodservice equipment industry. Our customers include many of the fastest-growing and most-innovative foodservice companies in the world. They come to us for innovations that allow them to improve their menus, enhance their operations and reduce their costs. We serve customers around the globe and we will continue to expand and support our customers wherever they grow. Our integrated manufacturing operations, service sites and sales offices work together to assist customers worldwide, whether these customers are local businesses or global companies.
During 2012 we launched numerous new products supporting our customers' menu initiatives, energy savings goals and sustainability initiatives. Because we can help our customers operate more profitably and deliver innovative food product solutions, we believe they are willing to invest in our products, even during recessionary economic conditions.

A number of leading indicators suggest that 2013 will bring continued growth opportunities in the foodservice sector, The US National Restaurant Association ("NRA") and the Manufacturers' Agents Association for the Foodservice Industry ("MAFSI") released their 2013 US Market forecasts, both projecting growth for 2013.  NRA projected that overall operator sales would increase 0.8%.  Quick service restaurant ("QSR") (+4.9%), Snack/Beverage (+4.3%), Managed Services (+4.0%) and Hospitals (+4.5%) are projected to be the fastest growing major segments. MAFSI's forecast for 2013 sales is a healthy 4.7% gain in equipment and supplies. This reflects the largely North American perspective of MAFSI which escapes the difficulties of the softer global economy, especially in Europe.  According to MAFSI the "hot spots" of activity are Education (K‐12 and Colleges), Health Care, and Chain Accounts while the "Soft Spots" are Fine Dining, Independent Operators, and Correctional Institutions.

Globally, Euromonitor projects that foodservice operator sales growth will continue at approximately 4%, global outlet growth will continue at approximately 3%, with the QSR and full service segments experiencing faster outlet growth based on continued rapid expansion in Asia Pacific, Latin America and the Middle East. Growth in the Asia Pacific region will be driven by a cultural preference for social, sit-down dining and upwardly mobile consumers seeking quick, value-priced options. Euromonitor also reports that in Latin America, consumers are demanding more premium dining options in a full-service environment, while major fast food players are increasing their focus on the region and expanding aggressively. Euromonitor expects there will be significant opportunities in key Gulf States, albeit from a relatively small base.

Our strong position gives us significant opportunities to grow along with our customers. Not only do we aim to be their supplier of choice, but also their innovator of choice. Our customers are constantly looking for ways to innovate their menus, and we are at the forefront of that innovation. Global chain customers and our channel partners recognize Manitowoc Foodservice and our brands for innovation and supplier support. In 2012, Manitowoc Foodservice received the ENERGY STAR® Sustained Excellence award, following previous recognition in 2010 and 2011 as Energy Star Partner of the Year, showcasing our long-term commitment to energy conservation and operating efficiency. Additionally, the U.S. National Restaurant Association recognized our Frymaster, Garland and Merrychef brands with Kitchen Innovation Awards in 2012, bringing our total to 23 of these prestigious awards. Cleveland, Frymaster, Lincoln and Manitowoc Ice received recognition from Foodservice Equipment and Supplies magazine as Best In Class in six equipment categories as voted by end users, design consultants and channel partners. This marks the twelfth straight year of Best in Class awards for Manitowoc Ice and Frymaster.

Finally, our Foodservice equipment brands are well-positioned leaders that span virtually all major commercial foodservice equipment categories. Our team is remarkably passionate about the combined businesses and the opportunities that our market position and global capabilities provide us. For 2013, our priorities are to continue to grow our Foodservice segment, continue to leverage economies of scale from the combined Manitowoc Foodservice organization, as well as invest in manufacturing consolidations and relocations in order to drive continued margin expansion starting in 2014 and beyond. We are continuing to build an industry-leading business for the long-term.
Liquidity and Capital Resources
Cash Flows. The table below shows a summary of cash flows for fiscal 2012, 2011, and 2010 (in millions):

	2012	2011	2010
Cash provided by operating activities	$162.3	$15.6	$209.3
Cash (used for) provided by investing activities	$(75.5)	$98.4	$(24.9)
Cash used for financing activities	$(83.2)	$(125.9)	$(204.4)
Cash flow from operations during 2012 was $162.3 million compared to $15.6 million in 2011.  We had $73.4 million in cash and cash equivalents on-hand at December 31, 2012 versus $68.6 million on-hand at December 31, 2011.
The increase in cash flow from operating activities for the year ended December 31, 2012 compared to the same period for 2011 was primarily due to cash flow from earnings and better management of working capital. The primary contributors to the changes in working capital were reductions in the increase of inventory and accounts receivable, and reduction in the decrease of accrued expenses and other liabilities.  This was partially offset by a reduction to the increase in accounts payable.
Cash flow from operations during 2011 was $15.6 million compared to $209.3 million in 2010. We had $68.6 million in cash and cash equivalents on-hand at December 31, 2011 versus $83.7 million on-hand at December 31, 2010.
The decrease in cash flow from operating activities for the year ended December 31, 2011 compared to the same period for 2010 is attributable to increases in working capital requirements to support the increase in sales volumes. The primary contributors to the working capital increase were an increase in accounts receivable and inventory. These increases were only partially offset by an increase in accounts payable.
Cash flows used for investing activities of $75.5 million in 2012 consisted primarily of cash used for capital expenditures of $72.9 million.
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
Cash flows used for financing activities during 2012 consisted primarily of debt paydown totaling $495.4 million, partially offset by proceeds from debt issuance of $383.3 million and proceeds from the revolver facility of $34.4 million.
Cash flows used for financing activities during 2011 consisted primarily of debt paydown totaling $139.5 million and the payment of dividends of $10.6 million.
Cash flows used for financing activities consisted primarily of the net paydown of debt in 2010 of $163.6 million, debt issuance costs of $27.0 million and the payment of dividends of $10.6 million.
The company’s Senior Credit Facility originally became effective November 6, 2008 and initially included four loan facilities.  On May 13, 2011, the company amended and extended the maturities of its Senior Credit Facility by entering into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wells Fargo Bank, National Association and Natixis, as Documentation Agents.  The Senior Credit Facility currently includes three different loan facilities. The first is a revolving facility in the amount of $500 million with a term of five years. The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million ($297.5 million outstanding as of December 31, 2012) with a term of five years. The third facility is an amortizing Term Loan B in the aggregate amount of $450.0 million ($81.0 million outstanding as of December 31, 2012) with a term of 6.5 years. Including interest rate caps at December 31,

2012, the weighted average interest rates for Term Loan A and Term Loan B were 3.25% and 4.25%, respectively.  Excluding interest rate caps, Term Loan A and Term Loan B interest rates were 3.25% and 4.25%, respectively, at December 31, 2012.  The weighted average interest rates for the company’s term loans at December 31, 2012 including and excluding the impact of the interest rate caps were the same because the relevant one-month U.S. LIBOR rate in effect at December 31, 2012 was below the 3.00% cap level.  See additional discussion of our Senior Credit Facility in Note 11, “Debt.”
The Senior Credit Facility contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters, and (b) Consolidated Senior Secured Indebtedness Ratio, which measures the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the four most recent fiscal quarters.  The current covenant levels of the financial covenants under the Senior Credit Facility are set forth below:

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
The company has three series of Senior Notes outstanding, including the 2018, 2020, and 2022 Notes (collectively the “Senior Notes,” see below for a description of the 2018, 2020, and 2022 Notes).  Each series of Senior Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.
On October 19, 2012, the company completed the sale of $300 million aggregate principal amount of its 5.875% Senior Notes due October 2022 (the "2022 Notes") at an issue price of 100%. Net Proceeds for the 2022 Notes were used to redeem the entire $150 million aggregate principal amount of its Senior Notes due 2013 (the "2013 Notes"), to repay $36 million of Term Loan B and to repay a portion of the outstanding revolver borrowings under its Senior Credit Facility. Interest on the 2022 Notes is payable semi-annually in April and October of each year.
The following would be the principal and premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2022 Notes during the 12-month period commencing on October 15 of the year set forth below:

Year	Percentage
2017	102.938%
2018	101.958%
2019	100.979%
2020 and thereafter	100.000%
In addition, at any time prior to October 15, 2015, the company is permitted to, at its option, use the net cash proceeds of one or more public equity offers to redeem up to 35% of the 2022 Notes at a redemption price of 105.875%, plus accrued but unpaid interest, if any, to the date of redemption, provided that (1) at least 65% of the principal amount of the 2022 Notes outstanding remains outstanding immediately after any such redemption; and (2) the company makes such redemptions not more than 90 days after the consummation of any such public offering. Further, the company is required to offer to repurchase the 2022 Notes for cash at a price of 101% of the aggregate principal amount of the 2022 Notes, plus accrued and unpaid interest, if any, upon the occurrence of a change of control triggering event.
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
The following would be the principal and premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2018 Notes during the 12-month period commencing on February 15 of the year set forth below:

Year	Percentage
2014	104.750%
2015	102.375%
2016 and thereafter	100.000%
In addition, at any time, or from time to time, on or prior to February 15, 2013, the company was able, at its option, to use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the principal amount of the 2018 Notes outstanding at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that (1) at least 65% of the principal amount of the 2018 Notes outstanding remains outstanding immediately after any such redemption; and (2) the company makes such redemption not more than 90 days after the consummation of any such public offering.
On October 18, 2010, the company completed the sale of $600.0 million aggregate principal amount of its 8.50% Senior Notes due 2020 (the “2020 Notes”). Net proceeds of $583.7 million from this offering were used to pay down ratably the then outstanding balances of Term Loans A and B.  Interest on the 2020 Notes is payable semi-annually in May and November of each year.
The following would be the principal and premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2020 Notes during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2015	104.250%
2016	102.833%
2017	101.417%
2018 and thereafter	100.000%
In addition, at any time prior to November 1, 2013, the company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the 2020 Notes at a redemption price of 108.5%, plus accrued but unpaid interest, if any, to the date of redemption; provided that (1) at least 65% of the principal amount of the 2020 Notes outstanding remains outstanding immediately after any such redemption; and (2) the company makes such redemption not more than 90 days after the consummation of any such public offering.

As of December 31, 2012, the company had outstanding $81.3 million of other indebtedness that has a weighted-average interest rate of approximately 6.47%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows (in millions):

Year
2013	$92.8
2014	40.1
2015	39.9
2016	232.3
2017	81.8
Thereafter	1,337.9
Total	$1,824.8
As of June 30, 2011, the company offset, dedesignated, and wrote-off all of its previous float-to-fixed interest rate swaps against Term Loans A and B interest due to the amendment of its original Senior Credit Facility (See Note 8, "Debt," for a description of the Senior Credit Facility).  As of December 31, 2012, the company had outstanding $225.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility which effectively cap the company’s future interest rate exposure for the notional value of its variable term debt at a one-month LIBOR rate of 3.00%. The company paid various bank partners $0.7 million in option premium to purchase the protection on Term Loans A and B and will amortize the related derivative asset to interest expense over the life of the cap protection.  The caps were designated as a cash flow hedge so any change in value of the derivative is booked to other comprehensive income.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.
The company was also party to various fixed-to-float interest rate swaps designated as fair market value hedges of its 2018 and 2020 Notes.  At December 31, 2011, $200.0 million and $300.0 million of the 2018 and 2020 Notes, respectively, were swapped to floating rate interest.  At December 31, 2011, the weighted average interest rates for the 2018 and 2020 Notes taking into consideration the impact of floating rate hedges were 8.88% and 7.66%, respectively. The company monetized the derivative asset related to its fixed-to-float interest rate swaps due in 2018 and 2020 and received $21.5 million in the third quarter of 2011. The gain was treated as an increase to the debt balances for the 2018 and 2020 Notes and will be amortized against interest expense over the life of the original swap. Before the end of 2011, the company subsequently entered new interest rate swaps due in 2018 and 2020.
In the third quarter of 2012, the company further monetized the derivative asset related to its fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million in the quarter. Consistent with prior year monetization, the company treated the gain as an increase to the debt balances for each of the 2018 and 2020 notes, which will be amortized against interest expense over the life of the original swaps.
In the fourth quarter of 2012, the company purchased and designated new fixed-to-float swaps as fair market value hedges of the company’s 2022 Notes.  At December 31, 2012, $100.0 million of the 2022 Notes were swapped to floating rate interest.  Including the impact of these floating rate swaps, the 2022 Senior Notes have an all-in interest rate of 5.353%.
As of December 31, 2012 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2018 Notes, the 2020 Notes and the 2022 Notes. Based upon the company’s current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months.  As of December 31, 2012 the company’s Senior Leverage Ratio was 1.61:1, below the maximum ratio of 3.50:1 and the company’s Consolidated Interest Coverage Ratio was 3.03:1, above the minimum ratio of 2.00:1.
The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments under the Senior Credit Facility definition.  The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of December 31, 2012 was $406.1 million. The company believes this measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of Net income attributable to Manitowoc to Adjusted EBITDA is as follows (in millions):

Net income attributable to Manitowoc	$101.7
Earnings from discontinued operations	(0.3)
Depreciation and amortization	106.6
Interest expense and amortization of deferred financing fees	145.3
Costs due to early extinguishment of debt	6.3
Restructuring charges	9.5
Income taxes	38.0
Other	(1.0)
Adjusted EBITDA	$406.1
The company maintains a $150.0 million trade accounts receivable securitization facility.  Effective September 26, 2012, the company entered into a Fourth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”).  Trade accounts receivables sold pursuant to the Receivables Purchase Agreement totaled $149.2 million at December 31, 2012 versus $121.1 million at December 31, 2011.  See Note 12, “Accounts Receivable Securitization” for further information regarding this arrangement.
On March 1, 2010, the company acquired 100% of the issued and to be issued shares of Appliance Scientific, Inc. (ASI).  ASI is a leader in accelerated cooking technologies. The cash flow impact of this acquisition is included in business acquisition, net of cash acquired within the cash flow from investing section of the Consolidated Statements of Cash Flows.
We spent a total of $72.9 million during 2012 for capital expenditures.  We continued to fund capital expenditures to improve the cost structure of our business, invest in new processes, products and technology, maintain high-quality production standards, implement our new Crane ERP system at certain of our facilities and complete certain production capacity expansion.  The following table summarizes 2012 capital expenditures and depreciation by segment.

(in millions)	Capital Expenditures	Depreciation
Cranes and Related Products	$52.7	$44.9
Foodservice Equipment	17.4	22.3
Corporate	2.8	2.3
Total	$72.9	$69.5
Restricted cash represents cash in escrow funds related to the security provided to third-party lenders for certain international lines of credit and for an indemnity agreement with our casualty insurance provider.
During the years ended December 31, 2012 and 2011, the company sold $14.3 million and $11.9 million, respectively, of its long-term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2012 and 2011 customers have paid $14.3 million and $2.7 million, respectively, of the notes to the third party financing companies.  As of December 31, 2012 and 2011, the outstanding balance of the notes receivables guaranteed by the company was $14.4 million and $14.1 million, respectively.
Our debt position at various times increases our vulnerability to general adverse industry and economic conditions, and results in a meaningful portion of our cash flow from operations being used for payment of interest on our debt.  This could potentially limit our ability to respond to market conditions or take advantage of future business opportunities.  Our ability to service our debt is dependent upon many factors, some of which are not subject to our control, such as general economic, financial, competitive, legislative, and regulatory factors.  In addition, our ability to borrow additional funds under the revolving credit facility in the future will depend on our meeting the financial covenants contained in the credit agreement, even after taking into account such new borrowings.
The revolving credit facility under our Senior Credit Facility, or other future facilities, may be used for working capital requirements, capital expenditures, funding future acquisitions, and other operating, investing and financing needs.  We believe that our available cash, revolving credit facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund our capital and debt financing requirements for the foreseeable future.
Our liquidity positions as of December 31, 2012 and 2011 were as follows:

(in millions)	2012	2011
Cash and cash equivalents	$76.1	$71.3
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(34.4)	—
Less: outstanding letters of credit	(38.2)	(34.5)
Total liquidity	$503.5	$536.8
The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million and expires in May 2016. As of December 31, 2012, the company had $34.4 million of borrowings on the revolving facility. During the year the highest daily borrowing was $299.9 million and the average borrowing was $141.2 million, while the average interest rate was 3.50%. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company. As of December 31, 2012, the spreads for LIBOR and Prime borrowings were 2.75% and 1.75%, respectively, given the effective Consolidated Total Leverage Ratio for this period.
The company has not provided for additional U.S. income taxes on approximately $649.9 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. At December 31, 2012, approximately $57.1 million of our total cash and cash equivalents were held by our foreign subsidiaries. This cash is associated with earnings that we have asserted are permanently reinvested. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because the U.S. operations and debt service is supported by the cash generated by the U.S. operations. The company's intent is to repatriate foreign cash when it would be tax effective through the utilization of foreign tax credits or when earnings qualify as previously taxed income.
Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:
A.    Our Senior Credit Facility requires us to comply with certain financial ratios and tests to comply with the terms of the agreement. We were in compliance with these covenants as of December 31, 2012, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the Senior Credit Facility. Further, such acceleration would constitute an event of default under the indentures governing our 2018 Notes, 2020 Notes, and 2022 Notes, and could trigger cross default provisions in other agreements.
B.    Circumstances that could impair our ability to continue to engage in transactions that have been integral to historical operations or are financially or operationally essential, or that could render that activity commercially impracticable, such as the inability to maintain a specified credit rating, level of earnings, earnings per share, financial ratios, or collateral.  We do not believe that these risk factors applicable to our business are reasonably likely to impair our ability to continue to engage in our planned activities at this time.
C.    Factors specific to us and our markets that we expect to be given significant weight in the determination of our credit rating or will otherwise affect our ability to raise short-term and long-term financing. We do not presently believe that events covered by these risk factors applicable to our business could materially affect our credit ratings or could adversely affect our ability to raise short-term or long-term financing.
D.    We have disclosed information related to certain guarantees in Note 18 to our Consolidated Financial Statements.
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

OFF-BALANCE SHEET ARRANGEMENTS
Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•	We have disclosed in Note 18 to the Consolidated Financial Statements our buyback and residual value guaranty commitments.

•	We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 21 to the Consolidated Financial Statements and in the table below.

•	We have disclosed our accounts receivable securitization arrangement in Note 12 to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our significant contractual obligations as of December 31, 2012 is as follows:

(in millions)	Total Committed	2013	2014	2015	2016	2017	Thereafter
Debt (including capital lease obligations)	$1,824.8	$92.8	$40.1	$39.9	$232.3	$81.8	$1,337.9
Interest on long-term debt (including capital lease obligations)	908.9	132.2	128.7	127.1	121.8	118.2	280.9
Operating leases	207.2	50.8	40.5	32.3	27.5	21.4	34.7
Purchase obligations	492.4	389.6	101.3	1.1	0.4	—	—
Total committed	$3,433.3	$665.4	$310.6	$200.4	$382.0	$221.4	$1,653.5

•
Unrecognized tax liabilities totaling $47.3 million as of December 31, 2012, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13 to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740.

At December 31, 2012, we had outstanding letters of credit that totaled $38.2 million.  We also had buyback commitments and residual value guarantees with a balance outstanding of $80.5 million as of December 31, 2012.  This amount is not reduced for amounts the company would recover from the repossession and subsequent resale of collateral.
We maintain defined benefit pension plans for some of our operations in the United States, Europe and Asia. The company has established the Retirement Plan Committee to manage the operations and administration of all benefit plans and related trusts.  As of December 31, 2010, all of the remaining United States defined benefit plans were merged into a single plan: the Manitowoc U.S. Pension Plan. All merged plans had benefit accruals frozen prior to merger of plan.
In 2012, cash contributions by us to all pension plans were $9.9 million, and we estimate that our pension plan contributions will be approximately $10.5 million in 2013.
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
Interest Rate Risk
We are exposed to fluctuating interest rates for our debt.  We have established programs to mitigate exposure to these fluctuations.  The company is a party to various interest rate swaps or caps in connection with the Senior Credit Facility and the

Senior Notes.  On May 13, 2011, the company entered into the Senior Credit Facility which includes a $350.0 million Term Loan A, $400.0 million Term Loan B and $500.0 million Revolver.  Subsequently, the company entered interest rate cap agreements during the third quarter 2011 with a beginning notional value of $450.0 million and reducing notional value over time based on our projections for pay down of Term Loan debt. These interest rate derivative instruments effectively cap the company’s future interest rate exposure for $450.0 million of the original notional value of its variable term debt at a one-month U.S. LIBOR rate of 3.00% plus the applicable spread per the Senior Credit Facility. As of December 31, 2012, the notional value of these interest rate cap agreements was $225.0 million.
As of December 31, 2012, the company did not have any float-to-fixed interest rate hedges outstanding on Term Loans A and B.  As of December 31, 2012, total notional swapped from fixed-to-floating rate debt was $100.0 million for the 2022 Notes. The variable rate of interest on these fixed-to-float interest rate swaps was 4.31% at December 31, 2012.
A 10% increase or decrease in the average cost of the company’s variable rate debt would result in an immaterial change in interest expense for the year ended December 31, 2012.
Commodity Prices
We are exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products.  Each of our business segments is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized across business segments, and others are specific to a business segment or business unit. In addition to the regular negotiations of material prices with certain vendors, we routinely enter into certain commodity hedges that fix the price of certain of our key commodities utilized in the production of our Foodservice and Crane product offerings.  Commodities that are hedged include copper, aluminum, certain steel inputs and natural gas.  At December 31, 2012, $0.8 million (net of tax of $0.5 million) of unrealized losses due to commodity hedging positions remain deferred in accumulated other comprehensive income and will be realized as a component of cost of sales over the next 12 months.
Currency Risk
We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 53% of our total sales for 2012, with the largest percentage (20%) being sales into various European countries.
Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on nonfunctional currency denominated receivables and payables.  Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged.  The maturities of these forward exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow.  The hedges of anticipated transactions are designated as cash flow hedges under the guidance of Accounting Standards Codification ("ASC") Topic 815-10, “Derivatives and Hedging.”  At December 31, 2012, we had outstanding forward exchange contracts hedging anticipated transactions and future settlements of outstanding accounts receivable and accounts payable with an after tax market value of a $2.2 million (net of tax of $1.4 million) asset.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2012 for fair value hedges would not have a significant impact on our Consolidated Statements of Operations as any gains or losses under the foreign exchange contracts hedging accounts receivable or payable balances would be offset by equal gains or losses on the underlying receivables or payables.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2012 for cash flow hedges would not have a significant impact on the date of settlement due to the insignificant amounts of such hedges.
Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end.  Results of operations are translated into U.S. dollars at an average exchange rate for the period.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive income at December 31, 2012 was $50.3 million.
Environmental, Health, Safety, and Other Matters
Please refer to Part II, Item 8, Note 17, “Contingencies and Significant Estimates,” where we have disclosed our Environmental, Health, Safety, Contingencies and other Matters.

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

Revenue Recognition- Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of an arrangement exists, the price is fixed and determinable, collectability of cash is reasonably assured, and delivery has occurred or services have been rendered. We periodically enter into transactions with customers that provide for residual value guarantees and buyback commitments. These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments. These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer's third-party financing agreement. In addition, we lease cranes to customers under operating lease terms. Revenue from operating leases is recognized ratably over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

Allowance for Doubtful Accounts- Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on pre-established percentages to specific aging categories which are subject to change if experience improves or deteriorates.

Inventories and Related Reserve for Obsolete and Excess Inventory- Inventories are valued at the lower of cost or market using both the first-in, first-out (FIFO) method and the last-in, first-out (LIFO) method and are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories based on pre-established percentages applied to specific aging categories of inventory. These categories are evaluated based upon historical usage, estimated future usage, and sales requiring the inventory. These percentages were established based upon historical write-off experience and are subject to change if experience improves or deteriorates.

Goodwill, Other Intangible Assets and Other Long-Lived Assets- The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, "Intangibles - Goodwill and Other." Under ASC Topic 350-10, goodwill is not amortized; however, the company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes China; Cranes Greater Asia Pacific; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, using a fair-value method, primarily the income approach, based on the present value of future cash flows, which involves management's judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

The company has not experienced any further impairment charges since March 2009 (see Note 9, "Goodwill and Other Intangible Assets"). The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. Deterioration in the market or actual results as compared with the company's projections may ultimately result in a future impairment. In the event the company determines that assets are impaired in the future, the company would need to recognize a non-cash impairment charge, which could have a material adverse effect on the company's consolidated balance sheet and results of operations.

The company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets carrying amount may not be recoverable. The company conducts its long-lived asset impairment analyses in accordance with ASC Topic 360-10-5, "Property, Plant, and Equipment." ASC Topic 360-10-5 requires the company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows.

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

Employee Benefit Plans- We provide a range of benefits to our employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the company's measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date. The approach we use to determine the annual assumptions are as follows:

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

•	Compensation increase— Our compensation increase assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation

•	Retirement and Mortality Rates— Our retirement and mortality rate assumptions are based primarily on actual plan experience and mortality tables.

•	Health Care Cost Trend Rates— Our health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends
Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. We have developed the assumptions with the assistance of our independent actuaries and other relevant sources, and we believe that the assumptions used are reasonable; however, changes in these assumptions could impact the company's financial position, results of operations or cash flows. Refer to Note 20, "Employee Benefit Plans," for a summary of the impact of a 0.50% change in the discount rate and rate of return on plan assets and a 1% change on health care trend rates would have on our financial statements.

Product Liability- We are subject in the normal course of business to product liability lawsuits. To the extent permitted under applicable laws, our exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits. We record product liability reserves for our self-insured portion of any pending or threatened product liability actions. Our reserve is based upon two estimates. First, we track the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon our best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, we determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as IBNR). This analysis is performed at least twice annually. We have established a position within the actuarially determined range, which we believe is the best estimate of the IBNR liability.

Income Taxes - We account for income taxes under the guidance of ASC Topic 740-10, "Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents a reserve on deferred tax assets for which utilization is not more-likely-than-not. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets. Our policy is to remit earnings from foreign subsidiaries only when it would be tax effective through the utilization of foreign tax credits or when earnings qualify as previously taxed income. Accordingly, we do not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries. We measure and record income tax contingency accruals under the guidance of ASC Topic 740-10. We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

Stock Compensation- The computation of the expense associated with stock-based compensation requires the use of certain valuation models and based on projected achievement of underlying performance criteria for performance shares. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options and Monte Carlo analysis to calculate the total shareholder return portion of performance shares. The Black-Scholes and Monte Carlo models require assumptions regarding the volatility of the company's stock, the expected life of the stock award and the company's dividend ratio. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.

Warranties- In the normal course of business, we provide our customers warranties covering workmanship, and in some cases materials, on products manufactured by us. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties. If a product fails to comply with our warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing such defective product. We provide for an estimate of costs that may be incurred under our warranty at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect our warranty liability include the number of shipped units and historical and anticipated rates or warranty claims. As these factors are impacted by actual experience and future expectations, we assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.

Restructuring Charges- Restructuring charges for exit and disposal activities are recognized when the liability is incurred. The company accounts for restructuring charges under the guidance of ASC Topic 420-10, "Exit or Disposal Cost Obligations." The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.
Recent Accounting Changes and Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is prospectively effective for the company's annual and interim periods beginning after December 15, 2012. The adoption of this new ASU is not expected to impact the company's consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for indefinite-lived intangible asset impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the company's annual and interim indefinite-lived intangible asset impairment tests performed for interim periods beginning after September 15, 2012.  The adoption of this ASU did not impact the company's consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the company's annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not impact the company's consolidated financial statements.
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

Crane-cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; unanticipated changes in global demand for high-capacity lifting equipment; changes in demand for lifting equipment in emerging economies; the replacement cycle of technologically obsolete cranes; and demand for used equipment.

Foodservice-weather; global expansion of customers; commercial ice-cube machine and other foodservice equipment replacement cycles in the United States and other mature markets; unanticipated issues associated with refresh/renovation plans by national restaurant accounts and global chains; growth in demand for foodservice equipment by customers in emerging markets; and demand for quick service restaurants (QSR) chains and kiosks.

Corporate (including factors that may affect both of our segments)-changes in laws and regulations, as well as their enforcement, throughout the world; the ability to finance, complete, successfully integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, unanticipated issues associated with transitional services, realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; issues related to new plant start-ups; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of additional financing leverage; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of a tax matter with the IRS related to the calendar years 2008 and 2009; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company's business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; natural disasters disrupting commerce in one or more regions of the world; and other events outside our control.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 28, 2013

The Manitowoc Company, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2012, 2011 and 2010

Millions of dollars, except per share data	2012	2011	2010
Operations
Net sales	$3,927.0	$3,619.2	$3,111.5
Costs and expenses:
Cost of sales	2,992.6	2,792.5	2,352.1
Engineering, selling and administrative expenses	603.5	565.4	508.9
Amortization expense	37.1	37.9	37.4
Restructuring expense	9.5	5.5	3.8
Other expenses (income)	2.5	(0.5)	2.3
Total costs and expenses	3,645.2	3,400.8	2,904.5
Operating earnings from continuing operations	281.8	218.4	207.0
Other income (expenses):
Interest expense	(137.1)	(146.7)	(175.0)
Amortization of deferred financing fees	(8.2)	(10.4)	(22.0)
Loss on debt extinguishment	(6.3)	(29.7)	(44.0)
Other income (expense)-net	0.1	2.3	(9.0)
Total other expenses	(151.5)	(184.5)	(250.0)
Earnings (loss) from continuing operations before taxes on earnings	130.3	33.9	(43.0)
Provision for taxes on earnings	38.0	13.6	26.2
Earnings (loss) from continuing operations	92.3	20.3	(69.2)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $0.2, ($2.6) and $1.7, respectively	0.3	(3.4)	(8.1)
Loss on sale of discontinued operations, net of income taxes of $0.0, $29.9 and $0.0, respectively	—	(34.6)	—
Net earnings (loss)	92.6	(17.7)	(77.3)
Less: Net loss attributable to noncontrolling interest, net of tax	(9.1)	(6.5)	(2.7)
Net earnings (loss) attributable to Manitowoc	$101.7	$(11.2)	$(74.6)
Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$101.4	$26.8	$(66.5)
Loss from discontinued operations, net of income taxes	0.3	(3.4)	(8.1)
Loss on sale of discontinued operations, net of income taxes	—	(34.6)	—
Net earnings (loss) attributable to Manitowoc	$101.7	$(11.2)	$(74.6)
Per Share Data
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.77	$0.21	$(0.51)
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	—	(0.03)	(0.06)
Loss on sale of discontinued operations, net of income taxes	—	(0.27)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.77	$(0.09)	$(0.57)
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.76	$0.20	$(0.51)
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.03)	(0.06)
Loss on sale of discontinued operations, net of income taxes	—	(0.26)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.76	$(0.08)	$(0.57)

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2012, 2011 and 2010

Millions of dollars	2012	2011	2010

Net earnings (loss)	$92.6	$(17.7)	$(77.3)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	8.3	(10.9)	(33.4)
Derivative instrument fair market value adjustment, net of income taxes of $2.6, $2.2, and $(3.3), respectively.	5.2	4.0	(6.1)
Employee pension and postretirement benefits, net of income taxes of $(0.5), $(9.7), and $(6.7), respectively.	(18.1)	(18.0)	(12.4)

Total other comprehensive loss, net of tax	(4.6)	(24.9)	(51.9)

Comprehensive income (loss)	88.0	(42.6)	(129.2)

Comprehensive loss attributable to noncontrolling interest	(9.1)	(6.5)	(2.7)

Comprehensive income (loss) attributable to Manitowoc	$97.1	$(36.1)	$(126.5)

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and 2011

Millions of dollars, except shares data	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$73.4	$68.6
Marketable securities	2.7	2.7
Restricted cash	10.6	7.2
Accounts receivable, less allowances of $13.5 and $12.8, respectively	332.7	294.5
Inventories — net	707.6	662.3
Deferred income taxes	89.0	116.7
Other current assets	105.2	77.8
Current assets of discontinued operation	6.8	7.1
Total current assets	1,328.0	1,236.9
Property, plant and equipment — net	556.1	564.5
Goodwill	1,210.7	1,208.0
Other intangible assets — net	796.4	831.6
Other non-current assets	130.3	144.5
Long-term assets of discontinued operation	35.8	37.1
Total assets	$4,057.3	$4,022.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$912.9	$864.2
Short-term borrowings	92.8	79.1
Product warranties	82.1	93.1
Customer advances	24.2	35.1
Product liabilities	27.9	26.8
Current liabilities of discontinued operation	6.0	5.2
Total current liabilities	1,145.9	1,103.5
Non-Current Liabilities:
Long-term debt	1,732.0	1,810.9
Deferred income taxes	223.0	258.2
Pension obligations	114.3	90.6
Postretirement health and other benefit obligations	53.4	59.8
Long-term deferred revenue	37.7	34.2
Other non-current liabilities	161.1	175.6
Long-term liabilities of discontinued operation	8.6	8.7
Total non-current liabilities	2,330.1	2,438.0
Commitments and contingencies (Note 17)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 132,769,478 and 131,884,765 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	486.9	466.6
Accumulated other comprehensive income (loss)	(29.4)	(24.8)
Retained earnings	222.1	131.0
Treasury stock, at cost (30,406,450 and 31,291,163 shares, respectively)	(80.7)	(83.2)
Total Manitowoc stockholders’ equity	600.3	491.0
Noncontrolling interest	(19.0)	(9.9)
Total equity	581.3	481.1
Total liabilities and equity	$4,057.3	$4,022.6

 The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011, and 2010

Millions of dollars	2012	2011	2010
Cash Flows From Operations
Net earnings (loss)	$92.6	$(17.7)	$(77.3)
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	(0.3)	3.4	8.1
Depreciation	69.5	81.5	86.5
Amortization of intangible assets	37.1	37.9	37.4
Amortization of deferred financing fees	8.2	10.4	22.0
Deferred income taxes	(8.5)	24.5	25.4
Loss on early extinguishment of debt	6.3	29.7	44.0
Loss (gain) on sale of property, plant and equipment	3.0	(2.2)	(3.3)
Loss on sale of discontinued operations	—	34.6	—
Other	16.4	13.7	8.4
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	(35.6)	(98.2)	17.9
Inventories	(41.0)	(111.9)	0.8
Other assets	(1.9)	(1.2)	29.8
Accounts payable	25.7	98.6	46.2
Accrued expenses and other liabilities	(12.4)	(70.6)	(43.4)
Net cash provided by operating activities of continuing operations	159.1	32.5	202.5
Net cash provided by (used for) operating activities of discontinued operations	3.2	(16.9)	6.8
Net cash provided by operating activities	162.3	15.6	209.3
Cash Flows From Investing
Capital expenditures	(72.9)	(64.8)	(35.9)
Proceeds from sale of property, plant and equipment	0.9	17.5	23.2
Restricted cash	(3.3)	2.2	(3.0)
Business acquisitions, net of cash acquired	—	—	(4.8)
Proceeds from sale of business	—	143.6	—
Net cash (used for) provided by investing activities of continuing operations	(75.3)	98.5	(20.5)
Net cash used for investing activities of discontinued operations	(0.2)	(0.1)	(4.4)
Net cash (used for) provided by investing activities	(75.5)	98.4	(24.9)
Cash Flows From Financing
Proceeds from (payments on) revolving credit facility-net	34.4	(24.2)	24.2
Proceeds from swap monetization	14.8	21.5	—
Payments on long-term debt	(495.4)	(960.3)	(1,250.8)
Proceeds from long-term debt	383.3	845.0	1,063.0
Proceeds from securitization facility	—	—	101.0
(Payments on) securitization facility	—	—	(101.0)
(Payments on) proceeds from notes financing - net	(10.4)	14.8	(4.1)
Debt issuance costs	(5.7)	(14.7)	(27.0)
Dividends paid	(10.6)	(10.6)	(10.6)
Exercises of stock options including windfall tax benefits	6.4	2.6	0.9
Net cash used for financing activities	(83.2)	(125.9)	(204.4)
Effect of exchange rate changes on cash	1.2	(3.2)	—
Net increase (decrease) in cash and cash equivalents	4.8	(15.1)	(20.0)
Balance at beginning of year	68.6	83.7	103.7
Balance at end of year	$73.4	$68.6	$83.7
Supplemental Cash Flow Information
Interest paid	$137.7	$154.1	$159.3
Income taxes paid (refunded)	$18.8	$24.2	$(40.4)

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Equity
For the years ended December 31, 2012, 2011 and 2010

Millions of dollars, except shares data	2012	2011	2010
Common Stock - Shares Outstanding
Balance at beginning of year	131,884,765	131,388,472	130,708,124
Stock options exercised	699,913	244,923	166,718
Restricted stock	184,800	251,370	513,630
Balance at end of year	132,769,478	131,884,765	131,388,472
Common Stock - Par Value
Balance at beginning of year	$1.4	$1.4	$1.4
Balance at end of year	$1.4	$1.4	$1.4
Additional Paid-in Capital
Balance at beginning of year	$466.6	$450.6	$442.3
Stock options exercised and issuance of other stock awards	2.0	0.2	(0.7)
Restricted stock expense	4.5	4.0	2.6
Windfall tax benefit on stock options exercised	1.9	0.8	(0.2)
Performance shares	5.2	4.1	—
Stock option expense	6.7	6.9	6.6
Balance at end of year	$486.9	$466.6	$450.6
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$(24.8)	$0.1	$52.0
Other comprehensive loss	(4.6)	(24.9)	(51.9)
Balance at end of year	$(29.4)	$(24.8)	$0.1
Retained Earnings
Balance at beginning of year	$131.0	$152.8	$238.0
Net earnings (loss)	101.7	(11.2)	(74.6)
Cash dividends	(10.6)	(10.6)	(10.6)
Balance at end of year	$222.1	$131.0	$152.8
Treasury Stock
Balance at beginning of year	$(83.2)	$(84.7)	$(86.3)
Stock options exercised and issuance of other stock awards	2.5	1.5	1.6
Balance at end of year	$(80.7)	$(83.2)	$(84.7)
Equity attributable to Manitowoc shareholders	$600.3	$491.0	$520.2
Noncontrolling Interest
Balance at beginning of year	(9.9)	(3.4)	(0.7)
Comprehensive loss attributable to noncontrolling interest	(9.1)	(6.5)	(2.7)
Balance at end of year	$(19.0)	$(9.9)	$(3.4)
Total equity	$581.3	$481.1	$516.8

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1. Company and Basis of Presentation
Company The Manitowoc Company, Inc. (referred to as the company, MTW, Manitowoc we, our, and us) was founded in 1902. We are a multi-industry, capital goods manufacturer operating in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice). Crane is recognized as one of the world’s leading providers of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks. Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food-preparation, and cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications. We have over a 110-year tradition of providing high-quality, customer-focused products and support services to our markets.
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
Our Foodservice business is among the world’s leading designers and manufacturers of commercial foodservice equipment.  Our Foodservice capabilities span refrigeration, ice-making, cooking, food-preparation, and beverage-dispensing technologies, and allow us to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  Our Foodservice products are marketed under the Manitowoc, Garland, U.S. Range, Convotherm, Cleveland, Lincoln, Merrychef, Frymaster, Delfield, Kolpak, Kysor Panel, Servend, Multiplex, and Manitowoc Beverage System brand names.
During the fourth quarter of 2012, the company decided to divest its warewashing equipment business, which operated under the brand name Jackson, and classified this business as discontinued operations in the company's financial statements. Jackson designs, manufactures and sells warewashing equipment, offering a full range of undercounter dishwashers, door-type dishwashers, conveyor, pot washing, and flight-type dishwashers. On January 28, 2013, the company sold the Jackson warewashing equipment business to Hoshizaki USA Holdings, Inc. for approximately $38.5 million. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loan A and B.
On December 15, 2010, the company reached a definitive agreement to divest of its Kysor/Warren and Kysor/Warren de Mexico businesses to Lennox International for approximately $145 million.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  The results of these operations have been classified as discontinued operations.
Basis of Presentation The consolidated financial statements include the accounts of The Manitowoc Company, Inc. and its wholly and majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Certain prior period amounts have been reclassified to conform to the current period presentation. The results of the Jackson business have been classified as discontinued operations in all periods presented.
Revision of prior period financial statements During the third quarter of 2012, the company identified errors related to its deferred tax and goodwill accounts that originated in connection with certain acquisitions five to eleven years ago, resulting in an increase to deferred tax assets, goodwill, and deferred tax liabilities in the amounts of $4.0 million, $64.9 million, and $50.9 million at December 31, 2011, respectively, and a cumulative overstatement of income tax expense of $18.0 million through December 31, 2011. During the fourth quarter of 2012, the company also identified a classification error between goodwill and accumulated other comprehensive income accounts with respect to pensions and postretirement health and other benefits in relation to a certain acquisition completed in 2008, amounting to $8.6 million at December 31, 2011. The company had previously identified an error related to the overstatement of inventory and understatement of cost of goods sold in the amount of $2.9 million for the year ended December 31, 2011 that had been corrected as an out-of-period adjustment in the second quarter of 2012. As the company adjusted the 2011 financial statements for the errors listed above, the company also made the adjustment for this inventory item in 2011. The company does not believe these errors to be material individually or in the aggregate to the company's results of operations, financial position, or cash flows for any of the company's previously filed annual or quarterly financial statements. Accordingly, the Consolidated Statement of Operations for the years ended December 31, 2011 and 2010 and the Consolidated Balance Sheet as of December 31, 2011, included herein have been revised to correct these errors. In addition, the quarterly information for 2012 and 2011 has been revised. See Note 24, "Quarterly Financial Data (Unaudited)" for further discussion of the quarterly revisions. The impacts of these revisions are as follows:

(in millions)	As of December 31, 2011
Consolidated Balance Sheets:	As Reported	As Revised*
Inventories - net	$668.7	$665.8
Other non-current assets	140.6	144.6
Goodwill	1,164.8	1,221.1
Accounts payable and accrued expenses	869.8	868.7
Deferred income taxes (non-current liability)	215.8	266.7
Total equity	$473.5	$481.1

	For the years ended December 31,
(in millions, except per share data)	2011		2010
Consolidated Statements of Operations:	As Reported	As Revised*	As Reported	As Revised*
Cost of sales	$2,813.9	$2,816.8	$—	$—
Earnings from continuing operations before taxes on earnings	37.4	34.5	—	—
Provision for taxes on earnings	15.9	13.7	30.9	26.0
Earnings (loss) from continuing operations	21.5	20.8	(74.6)	(69.7)
Net loss	(17.0)	(17.7)	(82.2)	(77.3)
Net loss attributable to Manitowoc	$(10.5)	$(11.2)	$(79.5)	$(74.6)
Basic earnings (loss) per share from continuing operations	$—	$—	$(0.55)	$(0.51)
Diluted earnings (loss) per share from continuing operations	0.21	0.20	(0.55)	(0.51)
Basic loss per share	(0.08)	(0.09)	(0.61)	(0.57)
Diluted earnings (loss) per share	$—	$—	$(0.61)	$(0.57)
* The "As Revised" figures noted above have not been adjusted for the results of the Jackson business, which has been classified as discontinued operations for all periods presented. See further detail at Note 4, "Discontinued Operations."
2. Summary of Significant Accounting Policies
Cash Equivalents, Restricted Cash and Marketable Securities All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.  Marketable securities at December 31, 2012 and 2011 are recorded at fair value and include securities which are considered “available for sale.”  The difference between fair market value and cost of these investments was not significant for either year.  Restricted cash represents cash in escrow funds related to the security for an indemnity agreement for our casualty insurance provider as well as funds held in escrow to support certain international cash pooling programs.
Inventories Inventories are valued at the lower of cost or market value.  Approximately 88% and 89% of the company’s inventories at December 31, 2012 and 2011, respectively, were valued using the first-in, first-out (FIFO) method.  The remaining inventories were valued using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $36.6 million and $31.4 million at December 31, 2012 and 2011, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
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
Property, plant and equipment also include cranes accounted for as operating leases.  Equipment accounted for as operating leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement whereby it has guaranteed more than insignificant residual value or made a buyback commitment.  Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life.  Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.  The amount of rental equipment included in property, plant and equipment amounted to $58.9 million and $76.2 million, net of accumulated depreciation, at December 31, 2012 and 2011, respectively.
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
Each year, in its second quarter, the company tests for impairment of goodwill according to a two-step approach.  In the first step, the company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.  See Note 9, “Goodwill and Other Intangible Assets” for further details on our impairment assessments.
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
During 2012, 2011 and 2010, minimal amounts were recognized in earnings due to ineffectiveness of certain commodity hedges.  The amount reported as derivative instrument fair market value adjustment in the AOCI account within the Consolidated Statements of Comprehensive Income (Loss) represents the net gain (loss) on foreign exchange currency exchange contracts and commodity contracts designated as cash flow hedges, net of income taxes.
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
Fair Value Hedges The company periodically enters into interest rate swaps designated as a hedge of the fair value of a portion of its fixed rate debt.  These hedges effectively result in changing a portion of its fixed rate debt to variable interest rate debt.  Both the swaps and the debt are recorded in the Consolidated Balance Sheets at fair value.  The change in fair value of the swaps should exactly offset the change in fair value of the hedged debt, with no net impact to earnings.  Interest expense of the hedged debt is recorded at the variable rate in earnings.  See Note 11, “Debt” for further discussion of fair value hedges.
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

Stock-Based Compensation At December 31, 2012, the company has five stock-based compensation plans, which are described more fully in Note 16, “Stock-Based Compensation.”  The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  The company recognized $4.5 million, $4.0 million and $2.6 million of compensation expense related to restricted stock during the years ended December 31, 2012, 2011 and 2010, respectively. In addition to the compensation expense related to restricted stock, the company recognized $6.7 million, $6.9 million and $6.6 million of compensation expense related to stock options during the years ended December 31, 2012, 2011and 2010, respectively.  The company also recognized $5.2 million and $4.1 million of compensation expense associated with performance shares in 2012 and 2011, respectively.
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
Research and Development Research and development costs are charged to expense as incurred and amounted to $87.7 million, $80.6 million and $72.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.
Income Taxes The company utilizes the liability method to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the company’s financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary difference between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are provided for deferred tax assets where it is considered more-likely-than-not that the company will not realize the benefit of such assets. The company evaluates its uncertain tax positions as new information becomes available. Tax benefits are recognized to the extent a position is more-likely-than-not to be sustained upon examination by the taxing authority.
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
Concentration of Credit Risk Credit extended to customers through trade accounts receivable potentially subjects the company to risk.  This risk is limited due to the large number of customers and their dispersion across various industries and many geographical areas.  However, a significant amount of the company’s receivables are with distributors and contractors in the construction industry, large companies in the foodservice and beverage industry, customers servicing the U.S. steel industry, and government agencies.  The company currently does not foresee a significant credit risk associated with these individual groups of receivables, but continues to monitor the exposure, if any.
Recent accounting changes and pronouncements In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is prospectively effective for the company's annual and interim periods beginning after December 15, 2012. The adoption of this new ASU is not expected to impact the company's consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for indefinite-lived intangible asset impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the company's annual and interim indefinite-lived intangible asset impairment tests performed for interim periods beginning after September 15, 2012.  The adoption of this ASU did not have a material impact on the company's consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the company's annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not impact the company's consolidated financial statements.
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
3. Acquisitions
On March 1, 2010, the company acquired 100% of the issued and to be issued shares of Appliance Scientific, Inc. (ASI).  ASI is a leader in accelerated cooking technologies.  Allocation of the purchase price resulted in $5.0 million of goodwill, $18.2 million of intangible assets and an estimated liability for future earnouts of $1.8 million.  In accordance with guidance primarily codified in ASC Topic 805, “Business Combinations,” any future adjustment to the estimated earnout liability would be recognized in the earnings of that period.  The results of ASI have been included in the Foodservice segment since the date of acquisition.
4. Discontinued Operations
During the fourth quarter of 2012, the company decided to divest its warewashing equipment business, which operated under the brand name Jackson, and classified this business as discontinued operations in the company's financial statements. Jackson designs, manufactures and sells warewashing equipment, offering a full range of undercounter dishwashers, door-type dishwashers, conveyor, pot washing, and flight-type dishwashers. On January 28, 2013, the company sold the Jackson warewashing equipment business to Hoshizaki USA Holdings, Inc. for approximately $38.5 million. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loan A and B.
The following selected financial data of the Jackson business for the years ended December 31, 2012, 2011 and 2010 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2012	2011	2010
Net sales	$32.6	$32.7	$30.2

Pretax earnings (loss) from discontinued operation	$1.7	$0.6	$(0.8)
Provision (benefit) for taxes on earnings	0.7	0.1	(0.3)
Net earnings (loss) from discontinued operation	$1.0	$0.5	$(0.5)
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
The following selected financial data of the Kysor/Warren businesses for the years ended December 31, 2012, 2011 and 2010 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2012	2011	2010
Net sales	$—	$6.5	$216.4

Pretax loss from discontinued operation	$(0.8)	$(5.4)	$(4.6)
Provision (benefit) for taxes on earnings	(0.3)	(2.2)	2.2
Net loss from discontinued operation	$(0.5)	$(3.2)	$(6.8)
In addition to the Enodis ice and related businesses, the company has classified various businesses disposed of prior to 2009 as discontinued in compliance with ASC Topic 360-10, “Property, Plant, and Equipment.”
The following selected financial data of various businesses disposed of prior to 2010, primarily consisting of administrative costs, for the years ended December 31, 2012, 2011 and 2010 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

(in millions)	2012	2011	2010
Net sales	$—	$—	$—

Pretax loss from discontinued operation	$(0.4)	$(1.2)	$(1.0)
Provision (benefit) for taxes on earnings	(0.2)	(0.5)	(0.2)
Net loss from discontinued operation	$(0.2)	$(0.7)	$(0.8)

5. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Marketable securities	2.7	—	—	2.7
Total Current assets at fair value	$2.7	$2.9	$—	$5.6

Current Liabilities:
Foreign currency exchange contracts	$—	$0.9	$—	$0.9
Commodity contracts	—	0.8	—	0.8
Interest rate swap contracts	—	0.3	—	0.3
Total Current liabilities at fair value	$—	$2.0	$—	$2.0

Non-current Liabilities:
Interest rate swap contracts	$—	$1.1	$—	$1.1
Total Non-current liabilities at fair value	$—	$1.1	$—	$1.1

	Fair Value as of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.8	$—	$0.8
Marketable securities	2.7	—	—	2.7
Total Current assets at fair value	$2.7	$0.8	$—	$3.5

Non-current Assets:
Interest rate swap contracts	$—	$0.5	$—	$0.5
Interest rate cap contracts	—	0.3	—	0.3
Total Non-current assets at fair value	$—	$0.8	$—	$0.8

Current Liabilities:
Foreign currency exchange contracts	$—	$6.7	$—	$6.7
Commodity contracts	—	2.4	—	2.4
Total Current liabilities at fair value	$—	$9.1	$—	$9.1

Non-current Liabilities:
Interest rate swap contracts	$—	$9.5	$—	$9.5
Total Non-current liabilities at fair value	$—	$9.5	$—	$9.5
The company’s 2013 Notes were redeemed in the fourth quarter of 2012 and had a fair value of approximately $146.6 million for the year ended December 31, 2011.  The fair value of the company’s 2018 Notes was approximately $447.5 million and $434.0 million as of December 31, 2012 and 2011, respectively.  The fair value of the company’s 2020 Notes was approximately $675.0 million and $634.9 million as of December 31, 2012 and 2011, respectively.  The fair value of the company's 2022 Notes was approximately $307.5 million as of December 31, 2012. The fair values of the company’s term loans under the Senior Credit Facility are as follows as of December 31, 2012 and 2011, respectively:  Term Loan A — $296.0 million and $318.6 million and Term Loan B — $81.4 million and $324.1 million as of December 31, 2012 and 2011, respectively.  See Note 11, “Debt” for a description of the debt instruments and their related carrying values.
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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; though these markets are typically thinly traded, the liabilities are therefore classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 12, "Accounts Receivable Securitization") and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of December 31, 2012 and December 31, 2011 due to the short-term nature of these instruments.
As a result of its global operating and financing activities, the company is exposed to market risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which may adversely affect our operating results and financial position. When deemed appropriate, the company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the company does not use leveraged derivative financial instruments. The foreign currency exchange, interest rate, and commodity contracts are valued using broker quotations. As such, these derivative instruments are classified within Level 2.
6. Derivative Financial Instruments
The company’s risk management objective is to ensure that business exposures to risks that have been identified and measured and are capable of being controlled, are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures.  Operating decisions consider these associated risks and structure transactions to avoid these risks whenever possible.
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
The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk.  Interest rate swap or cap instruments are entered into to help manage interest rate or fair value risk.  Swap contracts on various commodities are entered into to help manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing process.  The company also enters into various foreign currency derivative instruments to help manage foreign currency risk associated with the company’s projected purchases and sales and foreign currency denominated receivable and payable balances.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $0.9 million of unrealized losses, net of tax, related to interest rate, commodity price and currency rate hedging will be reclassified from Other Comprehensive Income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for twelve and twenty-four months, respectively, depending on the type of risk being hedged.
The risk management objective for the company’s fair market value interest rate hedges is to effectively change the amount of the underlying debt equal to the notional value of the hedges from a fixed to a floating interest rate based on the one-month U.S. LIBOR rate.  These swaps include an embedded call feature to match the terms of the call schedule embedded in the Senior Notes. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the debt due to changes in the one-month U.S. LIBOR rate.
As of December 31, 2012, the company had the following outstanding commodity and currency forward contracts that were entered into as hedge forecasted transactions:

Commodity	Units Hedged		Type
Aluminum	1,382	MT	Cash Flow
Copper	515	MT	Cash Flow
Natural Gas	158,670	MMBtu	Cash Flow
Steel	10,041	Short Tons	Cash Flow

Short Currency	Units Hedged	Type
Canadian Dollar	9,351,126	Cash Flow
European Euro	66,389,190	Cash Flow
South Korean Won	2,595,874,455	Cash Flow
Singapore Dollar	4,800,000	Cash Flow
United States Dollar	2,398,273	Cash Flow
Chinese Renminbi	187,640,472	Cash Flow
As of June 30, 2011, the company offset, dedesignated, and wrote-off all of its previous float-to-fixed interest rate swaps against Term Loans A and B interest due to the amendment of its original Senior Credit Facility (See Note 11, "Debt," for a description of the Senior Credit Facility).  As of December 31, 2012, the company had outstanding $225.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility which effectively cap the company’s future interest rate exposure for the notional value of its variable term debt at a one-month LIBOR rate of 3.00%. The company paid various bank partners $0.7 million in option premium to purchase the protection on Term Loans A and B and is amortizing the related derivative asset to interest expense over the life of the cap protection.  The caps were designated as a hedge so any change in value of the derivative is booked to other comprehensive income.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.
The company is also party to various fixed-to-float interest rate swaps designated as fair market value hedges of its 2018, 2020, and 2022 Notes.  At December 31, 2011, $200.0 million and $300.0 million of the 2018 and 2020 Notes, respectively, were swapped to floating rate interest. The company monetized the derivative asset related to its fixed-to-float interest rate swaps due in 2018 and 2020 and received $21.5 million in the third quarter of 2011. The gain was treated as an increase to the debt balances for the 2018 and 2020 Notes and will be amortized against interest expense over the life of the original swap. Later in 2011, the company subsequently entered into new interest rate swaps due in 2018 and 2020.
In the third quarter of 2012, the company further monetized the derivative asset related to its fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million in the quarter. Consistent with prior year monetization, the company treated the gain as an increase to the debt balances for each of the 2018 and 2020 notes, which will be amortized against interest expense over the life of the original swaps.
In the fourth quarter of 2012, the company purchased and designated new fixed-to-float swaps as fair market value hedges of the 2022 Notes.  At December 31, 2012, $100.0 million of the 2022 Notes were swapped to floating rate interest.  Including the floating rate swaps, the 2022 Notes have an all-in interest rate of 5.353%.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Cost of Sales or Other income, net in the Condensed Consolidated

Statement of Operations. As of December 31, 2012, the company had the following outstanding currency forward contracts that were not designated as hedging instruments:

Short Currency	Units Hedged	Recognized Location	Purpose
Euro	24,540,841	Other income, net	Accounts payable and receivable settlement
United States Dollar	6,432,000	Other income, net	Accounts payable and receivable settlement
Pound Sterling	11,100,000	Other income, net	Accounts payable and receivable settlement
The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of December 31, 2012 was as follows:

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$2.6
Total derivatives designated as hedging instruments		$2.6

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.3
Total derivatives NOT designated as hedging instruments		$0.3

Total asset derivatives		$2.9
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2012 was as follows:

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.4
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	1.1
Commodity contracts	Accounts payable and accrued expenses	0.8
Total derivatives designated as hedging instruments		$2.3

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.5
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	0.3
Total derivatives NOT designated as hedging instruments		$0.8

Total liability derivatives		$3.1
The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2012 and gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$4.2	Cost of sales	$(7.3)
Interest rate swap & cap contracts	(0.2)	Interest expense	0.1
Commodity contracts	1.0	Cost of sales	(2.7)
Total	$5.0		$(9.9)

Derivatives Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	Cost of sales	$—
Total		$—

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Other income	$1.2
Interest rate swap contracts	Other income	9.3
Total		$10.5

Derivatives Designated as Fair Market Value Instruments under ASC 815 (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate swap contracts	Interest expense	$(1.7)
Total		$(1.7)

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
As of December 31, 2011, the designated fair market value hedges of receive-fixed/pay-float swaps of the 2018 Notes and 2020 Notes were $200.0 million and $300.0 million, respectively. Including the floating rate swaps, the 2018 and 2020 Notes had all-in interest rates of 8.88% and 7.66%, respectively.
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

	LIABILITIES DERIVATIVES
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
The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2011 and gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign Exchange Contracts	$(3.7)	Cost of sales	$2.5
Interest Rate Swap & Cap Contracts	1.3	Interest expense	(5.3)
Commodity Contracts	(2.1)	Cost of sales	(0.3)
Total	$(4.5)		$(3.1)

Derivatives in Fair Value Hedging Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity Contracts	Cost of sales	$(0.1)
Total		$(0.1)

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Exchange Contracts	Other income	$(2.0)
Interest Rate Swap Contracts	Other income	4.8
Total		$2.8

Derivatives Designated as Fair Market Value Instruments under ASC 815 (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate swap contracts	Interest expense	$22.3
Total		$22.3

The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2010 and gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign Exchange Contracts	$0.2	Cost of sales	$(4.0)
Interest Rate Swap & Cap Contracts	(6.7)	Interest expense	(10.4)
Commodity contracts	(0.4)	Cost of sales	1.1
Total	$(6.9)		$(13.3)

Derivatives in Fair Value Hedging Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swap Contracts	Interest Expense	$(21.8)
Total		$(21.8)

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Exchange Contracts	Other income	$0.5
Total		$0.5
7. Inventories
The components of inventories at December 31, 2012 and December 31, 2011 are summarized as follows:

(in millions)	2012	2011
Inventories — gross:
Raw materials	$231.1	$244.2
Work-in-process	149.7	167.7
Finished goods	437.6	356.6
Total inventories — gross	818.4	768.5
Excess and obsolete inventory reserve	(74.2)	(74.8)
Net inventories at FIFO cost	744.2	693.7
Excess of FIFO costs over LIFO value	(36.6)	(31.4)
Inventories — net	$707.6	$662.3
8. Property, Plant and Equipment
The components of property, plant and equipment at December 31, 2012 and December 31, 2011 are summarized as follows:

(in millions)	2012	2011
Land	$43.4	$49.2
Building and improvements	362.7	335.2
Machinery, equipment and tooling	503.2	487.7
Furniture and fixtures	48.6	48.7
Computer hardware and software	113.8	82.2
Rental cranes	86.2	109.3
Construction in progress	66.0	79.4
Total cost	1,223.9	1,191.7
Less accumulated depreciation	(667.8)	(627.2)
Property, plant and equipment-net	$556.1	$564.5
9. Goodwill and Other Intangible Assets
The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2012 and December 31, 2011 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2011	$343.9	$1,388.2	$1,732.1
Restructuring reserve adjustment	—	(3.0)	(3.0)
Foreign currency impact	(5.1)	(0.3)	(5.4)
Gross balance as of December 31, 2011	$338.8	$1,384.9	$1,723.7
Asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2011	$338.8	$869.2	$1,208.0

Restructuring reserve adjustment	—	(0.6)	(0.6)
Foreign currency impact	2.9	0.4	3.3
Gross balance as of December 31, 2012	$341.7	$1,384.7	$1,726.4
Asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2012	$341.7	$869.0	$1,210.7
The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other.”  Under ASC Topic 350-10, goodwill is not amortized; however, the company performs an annual impairment assessment at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which are Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes Greater Asia Pacific; Cranes China; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia.  In its impairment reviews, the company uses a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. For goodwill, the estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
As of June 30, 2012 and June 30, 2011, the company performed its annual impairment analysis and noted no indicators of impairment.
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

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill are as follows as of December 31, 2012 and December 31, 2011.

	December 31, 2012			December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$309.4	$—	$309.4	$308.1	$—	$308.1
Customer relationships	426.7	(94.1)	332.6	426.9	(72.1)	354.8
Patents	33.6	(26.1)	7.5	33.1	(23.3)	9.8
Engineering drawings	11.1	(8.1)	3.0	11.1	(7.3)	3.8
Distribution network	20.6	—	20.6	20.4	—	20.4
Other intangibles	178.2	(54.9)	123.3	177.3	(42.6)	134.7
	$979.6	$(183.2)	$796.4	$976.9	$(145.3)	$831.6
Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $37.1 million, $37.9 million and $37.4 million, respectively.  Excluding the impact of any future acquisitions or divestitures, the Company anticipates amortization for years 2013, 2014, 2015, 2016 and 2017 will be approximately $38 million, $38 million, $37 million, $35 million and $34 million, respectively.
10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2012 and December 31, 2011 are summarized as follows:

(in millions)	2012	2011
Trade accounts payable and interest payable	$510.2	$480.1
Employee related expenses	96.9	95.8
Restructuring expenses	25.3	21.9
Profit sharing and incentives	42.9	33.1
Accrued rebates	39.7	38.2
Deferred revenue - current	29.5	27.0
Derivative liabilities	1.9	18.8
Income taxes payable	37.6	—
Miscellaneous accrued expenses	128.9	149.3
	$912.9	$864.2
11. Debt
Outstanding debt at December 31, 2012 and December 31, 2011 is summarized as follows:

(in millions)	2012	2011
Revolving credit facility	$34.4	$—
Term loan A	297.5	332.5
Term loan B	81.0	332.0
Senior notes due 2013	—	150.0
Senior notes due 2018	410.5	407.7
Senior notes due 2020	621.2	613.5
Senior notes due 2022	298.9	—
Other	81.3	54.3
Total debt	1,824.8	1,890.0
Less current portion and short-term borrowings	(92.8)	(79.1)
Long-term debt	$1,732.0	$1,810.9

The company’s Senior Credit Facility originally became effective November 6, 2008. On May 13, 2011, the company amended and extended the maturities of its senior credit facility and entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”).
The Senior Credit Facility includes three different loan facilities.  The first is a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.  Including interest rate caps at December 31, 2012, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.25% and 4.25%, respectively.  Excluding interest rate caps, Term Loan A and Term Loan B interest rates were 3.25% and 4.25% respectively, at December 31, 2012. The weighted average interest rates for the term loans at December 31, 2012 including and excluding the impact of the interest rate caps were the same because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level.
The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million and expires in May 2016. As of December 31, 2012, the company had $34.4 million in borrowings on the revolving facility. During the year, the highest daily borrowing was $299.9 million and the average borrowing was $141.2 million, while the average interest rate was 3.50%. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread which is based upon the Consolidated Total Leverage Ratio of the company. As of December 31, 2012, the spreads for LIBOR and Prime borrowings were 2.75% and 1.75%, respectively given the effective Consolidated Total Leverage Ratio for this period.
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
The loss on debt extinguishment of $6.3 million during the year ended December 31, 2012 consisted entirely of the write-off of deferred financing fees. The loss on debt extinguishment of $29.7 million during the year ended December 31, 2011 consisted of $16.1 million related to the write-off of deferred financing fees and $13.6 million related to the unwinding of related interest rate swaps.  The loss on debt extinguishment of $44.0 million for the year ended December 31, 2010 consisted entirely of the write-off of deferred financing fees.
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
The company has three series of Senior Notes outstanding, including the 2018, 2020, and 2022 Notes (collectively the “Senior Notes”).  Each series of Senior Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.
On October 19, 2012, the company completed the sale of $300.0 million aggregate principal amount of its 5.875% Senior Notes due October 2022 (the "2022 Notes") at an issue price of 100%. Net proceeds from the 2022 Notes were used to redeem the entire $150.0 million aggregate principal amount of its 2013 Notes, to repay $36.0 million of Term Loan B, and to repay a portion of the outstanding revolver borrowings under its Senior Credit Facility. Interest on the 2022 Notes is payable semi-annually on April 15 and October 15 of each year.
The following would be the principal and premium paid by the company, expressed as percentages of the principal amount thereof, if it redeems the 2022 Notes during the 12-month period commencing on October 15 of the year set forth below:

Year	Percentage
2017	102.938%
2018	101.958%
2019	100.979%
2020 and thereafter	100.000%
In addition, at any time prior to October 15, 2015, the company is permitted to, at its option, use the net cash proceeds of one or more public equity offers to redeem up to 35% of the 2022 Notes at a redemption price of 105.875%, plus accrued but unpaid interest, if any, to the date of redemption; provided that (1) at least 65% of the principal amount of the 2022 Notes outstanding remains outstanding immediately after any such redemption; and (2) the company makes such redemptions not more than 90 days after the consummation of any such public offering. Further, the company is required to offer to repurchase the 2022 Notes for cash at a price of 101% of the aggregate principal amount of the 2022 Notes, plus accrued and unpaid interest, if any, upon the occurrence of a change of control triggering event.
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
In addition, at any time, or from time to time, on or prior to February 15, 2013, the company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the principal amount of the 2018 Notes outstanding at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that (1)   at least 65% of the principal amount of the 2018 Notes outstanding remains outstanding immediately after any such redemption; and (2)the company makes such redemption not more than 90 days after the consummation of any such public offering.
On October 18, 2010, the company completed the sale of $600.0 million aggregate principal amount of its 8.50% Senior Notes due 2020 (the “2020 Notes”). Net proceeds of $583.7 million from this offering were used to pay down ratably the then outstanding balances of Term Loan A and Term Loan B.  Interest on the 2020 Notes is payable semi-annually in May and November of each year.
The following would be the principal and premium paid by the company, expressed as percentages of the principal amount thereof, if it redeems the 2020 Notes during the 12-month period commencing on November 1 of the year set forth below:

Year	Percentage
2015	104.250%
2016	102.833%
2017	101.417%
2018 and thereafter	100.000%
In addition, at any time prior to November 1, 2013, the company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the 2020 Notes at a redemption price of 108.5%, plus accrued but unpaid interest, if any, to the date of redemption; provided that (1)   at least 65% of the principal amount of the 2020 Notes outstanding remains outstanding immediately after any such redemption; and (2)the company makes such redemption not more than 90 days after the consummation of any such public offering.
In the third quarter of 2011, the company monetized the derivative asset related to the fixed-to-float interest rate swaps in connection with the 2018 and 2020 Notes and received $21.5 million. The gain was treated as an increase to the debt balances for the 2018 and 2020 Notes and will amortized to interest expense over the life of the original swap. Later in the year, the company entered new interest rate swaps due in 2018 and 2020.
In the third quarter of 2012, the company further monetized the derivative asset related to the fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million. Consistent with the prior year monetization, the company treated the gain as an increase to the debt balances for each of the 2018 and 2020 Notes, which will be amortized to interest expense over the life of the original swaps.
The balance sheet values of the 2018, 2020, and 2022 Notes at December 31, 2012 and December 31, 2011 are not equal to the face value of the Senior Notes due to the fact that the fair market value of the interest rate hedges and interest rate monetization premiums on these Senior Notes are included in the balance sheet value.
As of December 31, 2012, the company had outstanding $81.3 million of other indebtedness that has a weighted-average interest rate of approximately 6.47%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

(in millions)
2013	$92.8
2014	40.1
2015	39.9
2016	232.3
2017	81.8
Thereafter	1,337.9
Total	$1,824.8

See Note 6, “Derivative Financial Instruments” for a description of hedging instruments used related to managing interest rate risk.
As of December 31, 2012, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2018 Notes, 2020 Notes, and 2022 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of December 31, 2012 our Consolidated Senior Secured Leverage Ratio was 1.61:1, while the maximum ratio is 3.500:1 and our Consolidated Interest Coverage Ratio was 3.03:1, above the minimum ratio of 2.000:1.
12. Accounts Receivable Securitization
On September 26, 2012, the company entered into a Fourth Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC (“U.S. Seller”) and Manitowoc Cayman Islands Funding Ltd. (“Cayman Seller”), as sellers, the Company, Garland Commercial Ranges Limited (“Garland”), Convotherm Elektrogeräte GmbH (“Convotherm”), and the other persons from time to time party thereto, as servicers, and Wells Fargo Bank, N.A. (“Wells Fargo” or "Purchaser"), as purchaser and agent (the “Receivables Purchase Agreement”).  Pursuant to this amendment, (i) the commitment size of this facility increased from up to $125 million to up to $150 million; (ii) Wells Fargo was added as purchaser and agent, replacing Hannover Funding Company, LLC, and Norddeutsche Landesbank Girozentrale, respectively; (iii) the facility commitment was extended for a three-year period; and (iv) the company's cost of funds decreased through the use of a LIBOR index rate plus a 1.45% fixed spread for three years (as opposed to using an underlying commercial paper rate, as was previously the case).
Under the Receivables Purchase Agreement (and the related Purchase and Sale Agreements referenced therein), the Company's domestic trade accounts receivable are sold to U.S. Seller which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (“Purchaser”), all of the U.S. Sellers' right, title and interest in and to a pool of receivables to the Purchaser. Certain of the company's non-U.S. trade accounts receivable are sold to Cayman Seller which, in turn, will sell, convey, transfer and assign to Purchaser, all of Cayman Seller's right, title and interest in and to a pool of receivables to the Purchaser.
The Purchaser receives ownership of the pool of receivables, in each instance. New receivables are purchased by U.S. Seller or Cayman Seller, as applicable, and resold to the Purchaser as cash collections reduce previously sold investments. The Manitowoc Company, Inc., Garland, and Convotherm act as the servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they initially receive payments made by obligors on the receivables but are required to remit those payments to the Purchaser in accordance with the Receivables Purchase Agreement. The Purchaser has no recourse for uncollectible receivables. The securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the Senior Credit Facility. As of December 31, 2012, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Receivables Purchase Agreement, as amended. Based on our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months.
Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded at December 31, 2012 and 2011 was $34.3 million and $40.3 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.
The securitization program has a maximum capacity of $150 million and includes certain of the company’s U.S., Canadian and German Foodservice and U.S. Crane segment businesses.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $149.2 million at December 31, 2012 and $121.1 million at December 31, 2011.
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
Prior to June 30, 2010, the Purchaser received an ownership and security interest in the pool of receivables. The Purchaser had no recourse against the company for uncollectible receivables; however the company's retained interest in the receivable pool was subordinate to the Purchaser. Prior to the adoption on January 1, 2010 of new guidance as codified in ASC 860, the receivables sold under this program qualified for de-recognition. After adoption of this guidance on January 1, 2010, receivables sold under this program no longer qualified for de-recognition and, accordingly, cash proceeds on the balance of outstanding trade receivables sold were recorded as a securitization liability in the Consolidated Balance Sheet, and related activity was classified as financing activities in the Consolidated Statements of Cash Flows for the period from January 1, 2010 through June 30, 2010.
13. Income Taxes
Earnings from continuing operations are summarized below:

(in millions)	2012	2011	2010
Earnings (loss) from continuing operations before income taxes:
Domestic	$94.1	$(24.8)	$(78.4)
Foreign	36.2	58.7	35.4
Total	$130.3	$33.9	$(43.0)
The provision for taxes on earnings (loss) from continuing operations for the years ended December 31, 2012, 2011 and 2010 are as follows:

(in millions)	2012	2011	2010
Current:
Federal and state	$29.2	$(20.9)	$(10.9)
Foreign	17.3	17.2	12.8
Total current	$46.5	$(3.7)	$1.9
Deferred:
Federal and state	$(5.2)	$13.6	$(9.6)
Foreign	(3.3)	3.7	33.9
Total deferred	$(8.5)	$17.3	$24.3
Provision for taxes on earnings	$38.0	$13.6	$26.2
The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2012, 2011 and 2010 as follows, which excludes the impact of discontinued operations which had an effective tax rate of 41.4% for 2012:

	2012	2011	2010
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision (benefit)	0.4	(13.9)	16.4
Manufacturing & research incentives	(4.0)	(5.8)	4.5
Taxes on foreign income which differ from the U.S. statutory rate	(7.2)	(29.1)	13.8
Adjustments for unrecognized tax benefits	(7.6)	9.8	10.1
Valuation allowances	13.4	36.2	(121.2)
Gain/loss on sale of subsidiaries	—	—	11.0
Other items	(0.8)	7.9	(30.5)
Effective tax rate	29.2%	40.1%	(60.9)%
The effective tax rate for the year ended December 31, 2012 was 29.2% compared to 40.1% and negative 60.9% for the years ended December 31, 2011 and 2010, respectively.  As the company posted pre-tax losses in 2010, a negative effective tax rate is an expense to the consolidated statement of operations, and a positive effective tax rate represents a benefit to the consolidated statement of operations.
The effective tax rate in 2010 was unfavorably impacted by the full valuation allowance of $45.6 million on the net deferred tax asset in France. The 2012, 2011 and 2010 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.
In jurisdictions where the company operates its Crane business, management analyzes the ability to utilize the deferred tax assets arising from net operating losses on a seven year cycle, consistent with the Crane business cycles, as this provides the best information to evaluate the future profitability of the business units.
The company recorded a full valuation allowance of $45.6 million on the net deferred tax asset in France during the fourth quarter of 2010 as the French operations moved into a seven year cumulative loss position in the fourth quarter and the company determined that the positive evidence supporting realization of the asset was outweighed by the more objectively verifiable negative evidence.  The company recorded a full valuation allowance of $2.4 million on the net deferred tax assets in Czech Republic and Italy during the fourth quarter of 2011 as the company determined that it was more-likely-than-not that certain deferred tax assets in the Czech Republic and Italy would not be utilized.  As a result of Wisconsin legislation enacted in the second quarter of 2011, an income tax benefit of $5.5 million was recorded in the second quarter to release the previously recorded valuation allowance on net operating losses in the state.  The company continues to record valuation allowances on the deferred tax assets in China, the Czech Republic, France, Italy, Slovakia, Spain, and the UK, as it remains more-likely-than-not that they will not be utilized.  The total valuation allowance adjustments of $17.5 million in 2012 had an unfavorable impact to income tax expense.
No items included in Other items are individually, or when appropriately aggregated, significant.
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, and this legislation retroactively extended the Research & Experimentation ("R&E") tax credit for two years, from January 1, 2012 through December 31, 2013. This legislation also extended the benefits of Internal Revenue Code Section 954(c)(6), look-through rule for Related Controlled Foreign Corporations, retroactively from January 1, 2012 through December 31, 2013.  The look-through rule generally excludes from U.S. federal income tax certain dividends, interest, rents, and royalties received or accrued by one controlled foreign corporation ("CFC") of a U.S. multinational enterprise from a related CFC that would otherwise be taxable pursuant to the Subpart F regime.  The company expects its income tax expense for the first quarter of 2013 to include the benefits of the R&E tax credit attributable to 2012 and the retroactive extension of look-through resulting in a discrete tax benefit ranging between $2.0 million and $3.0 million.
The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations. A summary of the deferred income tax accounts at December 31 is as follows:

(in millions)	2012	2011
Current deferred tax assets (liabilities):
Inventories	$26.2	$26.2
Accounts receivable	(1.2)	0.3
Product warranty reserves	20.5	23.9
Product liability reserves	8.7	8.4
Deferred revenue, current portion	2.9	2.0
Deferred employee benefits	13.2	33.3
Other reserves and allowances	21.7	28.0
Less valuation allowance	(7.0)	(10.2)
Net deferred tax assets, current	$85.0	$111.9
Non-current deferred tax assets (liabilities):
Property, plant and equipment	$(33.1)	$(34.1)
Intangible assets	(312.1)	(332.9)
Deferred employee benefits	71.0	42.0
Product warranty reserves	2.5	1.8
Tax credits	1.7	13.8
Net operating loss carryforwards	222.9	180.6
Deferred revenue	4.8	6.2
Other	(3.6)	(5.5)
Total non-current deferred tax liabilities	(45.9)	(128.1)
Less valuation allowance	(161.9)	(115.0)
Net deferred tax liabilities, non-current	$(207.8)	$(243.1)
The net deferred tax assets (liabilities) are reflected in the Consolidated Balance Sheets for the years ended December 31, 2012 and December 31, 2011 as follows:

(in millions)	2012	2011
Current income tax asset	$89.0	$116.7
Long-term income tax assets, included in other non-current assets	15.2	15.1
Current deferred income tax liability, included in accounts payable and accrued expenses	(4.0)	(4.8)
Long-term deferred income tax liability	(223.0)	(258.2)
Net deferred income tax liability	$(122.8)	$(131.2)
The company has not provided for additional U.S. income taxes on approximately $649.9 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation. The company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits or when earnings qualify as previously taxed income. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.
As of December 31, 2012, the company has approximately $4.0 million of federal net operating loss carryforwards, which expire in 2020.  Additionally, the company has approximately $508.0 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire at various times through 2031.  The company also has approximately $715.7 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities.  These foreign loss carryforwards generally have no expiration under current foreign law with the exceptions of China, the Czech Republic, Italy, Slovakia, and Spain, where attributes expire at various times.  The valuation allowance represents a reserve for certain loss carryforwards and other net deferred tax assets for which realization is not more-likely-than-not.
The company has recognized a deferred tax asset of $17.4 million for net operating loss carryforwards generated in the state of Wisconsin.  These carryforwards expire at various times through 2031.  The company determined that no valuation allowance is necessary on the Wisconsin deferred tax asset for net operating losses.
The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. Federal	2008 — 2012
Wisconsin	2006 — 2012
China	2003 — 2012
France	2010 — 2012
Germany	2001 — 2012
The company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 and 2009. In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008. In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance. The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company's potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any. The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012. The company plans to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter. However, there can be no assurance that this matter will be resolved in the company's favor. The IRS also examined and proposed adjustments to the research and development credit generated in 2009; the company also formally disagreed with these adjustments.

The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2012, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
During the years ended December 31, 2012, 2011 and 2010, the company recorded a change to gross unrecognized tax benefits including interest and penalties of $(10.4) million, $11.6 million, and $6.0 million, respectively. The effective tax rate in 2012 was favorably impacted by the release of an $11.6 million reserve resulting from a favorable audit outcome.
During the years ended December 31, 2012, 2011 and 2010, the company recognized in the consolidated statements of operations $(1.4) million, $0.5 million, and $3.0 million, respectively, for interest and penalties related to uncertain tax liabilities, which the company recognizes as a part of income tax expense.  As of December 31, 2012 and 2011, the company has accrued interest and penalties of $22.1 million and $23.5 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows:

(in millions)	2012	2011	2010
Balance at beginning of year	$56.3	$45.2	$42.3
Additions based on tax positions related to the current year	1.8	1.7	4.5
Additions for tax positions of prior years	3.6	17.1	8.2
Reductions for tax positions of prior years	—	(1.7)	(8.1)
Reductions based on settlements with taxing authorities	(13.0)	(5.4)	—
Reductions for lapse of statute	(1.4)	(0.6)	(1.7)
Balance at end of year	$47.3	$56.3	$45.2
Substantially all of the company’s unrecognized tax benefits as of December 31, 2012, 2011 and 2010, if recognized, would affect the effective tax rate.
During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $5.1 million, either because the company's tax positions are sustained on audit or settled, or the applicable statute of limitations closes.
14. Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	2012	2011	2010
Basic weighted average common shares outstanding	131,447,895	130,481,436	130,581,040
Effect of dilutive securities - stock options and restricted stock	1,869,155	2,895,673	—
Diluted weighted average common shares outstanding	133,317,050	133,377,109	130,581,040

For the year ended December 31, 2010, the total number of potential dilutive options was 1.9 million. However, these options were not included in the computation of diluted net loss per common share for the year, since to do so would decrease the loss per share.  For the years ended December 31, 2012, 2011, and 2010, 3.4 million, 2.8 million, and 1.9 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.
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
The amount and timing of the annual dividend are determined by the Board of Directors at its regular meetings each year subject to limitations within the company’s Senior Credit Facility.  In each of the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the company paid an annual dividend of $0.08 per share in the fourth quarter.
Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of December 31, 2012, the company had purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2012, 2011, or 2010.
The components of accumulated other comprehensive income as of December 31, 2012 and 2011 are as follows:

(in millions)	2012	2011
Foreign currency translation	$50.3	$42.0
Derivative instrument fair market value, net of income taxes of $0.3 and $(2.4)	0.6	(4.6)
Employee pension and postretirement benefit adjustments, net of income taxes of $(34.4) and $(33.9)	(80.3)	(62.2)
	$(29.4)	$(24.8)
16. Stock-Based Compensation
The Manitowoc Company, Inc. 1995 Stock Plan provided for the granting of stock options, restricted stock and limited stock appreciation rights as an incentive to certain employees.  Awards are no longer granted under this plan; however, awards remain outstanding until options are exercised or expire.  Awards surrendered under this plan may become available for granting under the 2003 Incentive Stock and Awards Plan.
The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan (2003 Stock Plan) provides for both short-term and long-term incentive awards for employees.  Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, and performance share or performance unit awards.  The total number of shares of the company’s common stock originally available for awards under the 2003 Stock Plan was 12.0 million shares (adjusted for all stock splits since the plan’s inception) and is subject to further adjustments for stock splits, stock dividends and certain other transactions or events in the future.  Options under this plan are exercisable at such times and subject to such conditions as the compensation committee should determine.  Options granted under the plan prior to 2011 become exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  Option grants to employees in 2011 become exercisable in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  Restrictions on restricted stock awarded under this plan lapse 100% on the third anniversary of the grant date.  Performance shares granted under the plan are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year.  An explanation of the performance goals and the applicable performance period for the 2012 and 2011 awards are set forth below.  There have been no awards of stock appreciation rights or performance units under the 2003 Stock Plan.
The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan (1999 Stock Plan) provided for the granting of stock options to non-employee members of the Board of Directors.  During 2004, this plan was frozen and replaced with the 2004 Director Stock Plan, which is described below.
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
The company recognizes expense for all stock-based compensation on a straight-line basis over the vesting period of the entire award.
Total stock-based compensation expense before tax was $16.4 million, $15.0 million and $9.2 million during 2012, 2011, and 2010, respectively.
Stock Options
Any option grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date.  For all outstanding grants made to officers and employees prior to 2011, options become exercisable in 25% increments annually over a four-year period beginning on the second anniversary of the grant date and expire ten years subsequent to the grant date.  Starting with 2011 grants to officers and directors, options become exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years subsequent to the grant date.
The company granted options to acquire 0.7 million, 1.0 million and 1.4 million shares of common stock during 2012, 2011, and 2010, respectively. Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The company recognized $6.7 million, $6.9 million and $6.6 million of compensation expense associated with stock options, which amounted to $4.2 million, $4.3 million and $4.1 million after taxes during 2012, 2011, and 2010, respectively.
A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price per share):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of January 1, 2011	7.1	$13.29
Granted	1.0	19.78
Exercised	(0.2)	6.94
Cancelled	(0.4)	10.75
Options outstanding as of December 31, 2011	7.5	$14.44
Granted	0.7	16.27
Exercised	(0.7)	6.53
Cancelled	(0.1)	20.53
Options outstanding as of December 31, 2012	7.4	$15.27	$28.7
Options exercisable as of:
December 31, 2012	4.1	$17.03	$15.8
The outstanding stock options at December 31, 2012 have a range of exercise prices from $4.23 to $47.84 per share.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2012 (in millions, except range of exercise price per share, weighted average remaining contractual life and weighted average exercise price):

	Outstanding	Weighted Average Remaining Contractual	Weighted Average	Exercisable	Weighted Average
Range of Exercise Price per Share	Options	Life (Years)	Exercise Price	Options	Exercise Price
$4.23 - $7.49	1.7	6.0	$4.42	0.8	$4.42
$7.50 - $8.47	0.2	1.2	7.64	0.2	7.64
$8.48 - $10.20	0.6	2.3	10.14	0.6	10.14
10.21 - $16.28	2.2	7.2	12.73	0.6	11.01
$16.29 - $23.17	1.3	6.8	19.52	0.6	19.23
$23.18 - $27.03	0.5	3.3	26.11	0.5	26.11
$27.04 - $29.52	0.5	4.2	29.51	0.5	29.51
$29.53 - $47.84	0.4	5.0	38.91	0.3	38.86
	7.4	5.7	$15.27	4.1	$17.03
The company uses the Black-Scholes valuation model to value stock options.  The company used its historical stock prices as the basis for its volatility assumption.  The assumed risk-free rates were based on ten-year U.S. Treasury rates in effect at the time of grant.  The expected option life represents the period of time that the options granted are expected to be outstanding and is based on historical experience.
As of December 31, 2012, the company has $9.7 million of unrecognized compensation expense before tax related to stock options, which will be recognized over a weighted average period of 2.4 years.
The weighted average fair value of options granted per share during the years ended December 31, 2012, 2011, and 2010 was $7.97, $9.66, and $5.19 respectively.  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2012	2011	2010
Expected Life (years)	6.0	6.0	6.0
Risk-free Interest rate	1.1%	2.8%	2.9%
Expected volatility	55.0%	52.0%	50.0%
Expected dividend yield	0.6%	0.7%	1.1%
For the years ended December 31, 2012, 2011, and 2010 the total intrinsic value of stock options exercised was $4.9 million, $2.8 million, and $0.6 million, respectively.
Restricted Share Awards
The company granted restricted stock of 0.2 million, 0.3 million and 0.5 million of common stock during 2012, 2011, and 2010, respectively. Restricted share award expense is based on company share fair value as of the grant date. The company recognized $4.5 million ($2.8 million after taxes), $4.0 million ($2.5 million after taxes), and $2.6 million ($1.6 million after taxes) of compensation expense associated with restricted stock options for the years ended December 31, 2012, 2011, and 2010, respectively. The restrictions on all shares of restricted stock expire on the third anniversary of the applicable grant date.
A summary of activity for restricted share awards for the year ended December 31, 2012 is as follows (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2012	0.9	$12.65
Granted	0.2	16.22
Vested	(0.2)	6.30
Cancelled	—	—
Unvested as of December 31, 2012	0.9	$14.86

As of December 31, 2012, the company has $3.7 million of unrecognized compensation expense before tax related to restricted stock, which will be recognized over a weighted average period of 1.6 years.
Performance Shares
The company granted performance shares of 0.3 million and 0.4 million in 2012 and 2011, respectively.  Performance shares are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year. The company recognized $5.2 million ($3.3 million after taxes) and $4.1 million ($2.6 million after taxes) of compensation expense associated with performance shares during 2012 and 2011, respectively.
The performance shares granted in 2012 are earned based on the extent which performance goals are met by the company over a three-year period from January 1, 2012 to December 31, 2014.  The performance goals for the performance shares granted in 2012 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on improvement in the company's total leverage ratio over the three-year period.  Depending on the foregoing factors, the number of shares awarded could range from zero to 0.7 million for the 2012 performance share grants. For these awards the expense is based on company share fair value as of the grant date on the total leverage ratio criteria and a Monte Carlo model for the total shareholder return criteria.
The performance shares granted in 2011 are earned based on the extent to which performance goals are met by the company over a two-year period from January 1, 2011 to December 31, 2012.  The performance goals for the performance shares granted in 2011 are based fifty percent (50%) on EVA® performance over the two-year period and fifty percent (50%) on debt reduction over the two-year period.  Seventy-five percent (75%) of the shares earned by an employee will be paid out after the end of the two-year performance period and the remaining twenty-five percent (25%) of the shares earned are subject to the further requirement that the employee be continuously employed by the company during the entire 2013 calendar year.  If that criteria is met, then the twenty-five percent (25%) will be paid out to the employee after the end of the 2013 calendar year.  Depending on the foregoing factors, the number of shares awarded could range from zero to 0.9 million.  These shares vest 75% upon performance results being certified by the company's Compensation Committee after December 31, 2012, and 25% on the third anniversary of the grant date subject to the achievement of the performance criteria and service requirements. For these awards the expense is based on company share fair value as of the grant date.
A summary of activity for performance share activity for the year ended December 31, 2012 is as follows (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2012	0.4	$19.00
Granted	0.3	17.62
Vested	—	—
Cancelled	—	—
Unvested as of December 31, 2012	0.7	$18.41
As of December 31, 2012, the company has $7.6 million of unrecognized compensation expense before tax related to performance shares which will be recognized over a weighted average period of 1.9 years.
17. Contingencies and Significant Estimates
As of December 31, 2012, the company held reserves for environmental matters related to Enodis locations of approximately $0.5 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of December 31, 2012, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last ten years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2012, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011 were $27.9 million and $26.8 million, respectively; $6.3 million and $6.0 million, respectively, was reserved specifically for actual cases and $21.6 million and $20.8 million, respectively, for claims incurred but not reported which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
At December 31, 2012 and December 31, 2011, the company had reserved $101.4 million and $103.7 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.
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
18. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at December 31, 2012 and December 31, 2011, was $67.2 million and $61.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2012 and December 31, 2011, was $80.5 million and $89.5 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2017.
During the years ended December 31, 2012 and 2011, the company sold $14.3 million and $11.9 million, respectively, of its long-term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2012 and 2011 customers have paid $14.3 million and $2.7 million, respectively, of the notes to the third party financing companies.  As of December 31, 2012 and 2011, the outstanding balance of the notes receivables guaranteed by the company was $14.4 million and $14.1 million, respectively.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the years ended December 31, 2012 and 2011:

(in millions)	2012	2011
Balance at beginning of period	$103.7	$99.2
Accruals for warranties issued during the period	57.1	66.8
Settlements made (in cash or in kind) during the period	(59.9)	(62.3)
Currency translation	0.5	—
Balance at end of period	$101.4	$103.7
19. Restructuring
During the fourth quarter of 2012, the company committed to a restructuring plan to reduce the cost structure of primarily its French crane facilities and recorded restructuring expense of $6.9 million to establish a reserve for future involuntary employee terminations and related costs. The restructuring plan better aligns the company's resources due to the economic conditions in Europe.
In the fourth quarter of 2008, the company committed to a restructuring plan to reduce the cost structure of its French and Portuguese crane facilities and recorded a restructuring expense of $21.7 million to establish a reserve for future involuntary employee terminations and related costs. The restructuring plan was primarily to better align the company’s resources due to the accelerated decline in demand in Western and Southern Europe where market conditions have negatively impacted the company’s tower crane product sales. As a result of the continued worldwide decline in crane sales during the year ended December 31, 2009, the company recorded an additional $29.0 million in restructuring charges to further reduce the Crane segment cost structure in all regions. The restructuring plans will reduce the Crane segment workforce by approximately 40% of 2008 year-end levels. Due to continued weakness in the Crane segment during 2010, additional reserves of $6.2 million were recorded primarily related to our French operations. These charges were partially offset by $3.7 million of reductions to the reserve based on updated estimates as production outlooks improved in other locations in Europe. As of December 31, 2012 benefit payments made with respect to the workforce reductions pursuant to these plans had been substantially completed.
The following is a rollforward of all restructuring activities relating to the Crane segment for the twelve-month period ended December 31, 2012 (in millions):

Restructuring Reserve Balance as of December 31, 2011	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of December 31, 2012
$4.3	$7.2	$(3.1)	$—	$8.4
In conjunction with the acquisition of Enodis in October 2008, certain restructuring activities were undertaken to recognize cost synergies and rationalize the new cost structure of the Foodservice segment. The company recorded additional amounts in 2009 of $7.8 million, $5.5 million, and $14.2 million related to employee termination benefits, facility closure costs, and other, respectively, in conjunction with the finalization of the restructuring plans. These plans are expected to conclude in 2013.
During the years ended December 31, 2012 and 2011, the company determined that certain restructuring actions originally contemplated in conjunction with the acquisition of Enodis in October 2008 were no longer necessary.  Accordingly, the company adjusted the excess reserves of $0.6 million and $3.0 million to goodwill for the years ended December 31, 2012 and 2011, respectively.
The following is a rollforward of all restructuring activities relating to the Foodservice segment for the twelve-month period ended December 31, 2012 (in millions):

Restructuring Reserve Balance as of December 31, 2011	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of December 31, 2012
$17.6	$2.3	$(2.1)	$(0.9)	$16.9

20. Employee Benefit Plans
The company maintains three defined contribution retirement plans for its employees: (1)The Manitowoc Company, Inc. 401(k) Retirement Plan (the “Manitowoc 401(k) Retirement Plan”); (2)The Manitowoc Company, Inc. Retirement Savings Plan (the “Manitowoc Retirement Savings Plan”); and The Manitowoc Company, Inc. Deferred Compensation Plan (the “Manitowoc Deferred Compensation Plan”).  Each plan results in individual participant balances that reflect a combination of amounts contributed by the company or deferred by the participant, amounts invested at the direction of either the company or the participant, and the continuing reinvestment of returns until the accounts are distributed.
Manitowoc 401(k) Retirement Plan  The Manitowoc 401(k) Retirement Plan is a tax-qualified retirement plan that is available to substantially all non-union U.S. employees of Manitowoc, its subsidiaries and related entities.  The company merged the accounts of non-union participants in the Enodis Corporation 401(k) Plan with and into the Manitowoc 401(k) Retirement Plan on December 31, 2009.
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
Manitowoc Retirement Savings Plan The Manitowoc Retirement Savings Plan is a tax-qualified retirement plan that is available to certain collectively bargained U.S. employees of Manitowoc, its subsidiaries and related entities.  The company merged the following plans with and into the Manitowoc Retirement Savings Plan on December 31, 2009: (1) The Manitowoc Cranes, Inc. Hourly-Paid Employees’ Deferred Profit-Sharing Plan; (2) the Manitowoc Ice, Inc. Hourly-Paid Employees’ Deferred Profit-Sharing Plan; and (3) the accounts of collectively bargained participants in the Enodis Corporation 401(k) Plan.
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
The company’s executives are not eligible to participate in the Manitowoc Retirement Savings Plan.  Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $4.1 million, $4.2 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Manitowoc Deferred Compensation Plan  The Manitowoc Deferred Compensation Plan is a non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and for directors.  On December 31, 2009, the company merged the Enodis Corporation Supplemental Executive Retirement Plan, another defined contribution deferred compensation plan, with and into the Manitowoc Deferred Compensation Plan.  The company maintains the Manitowoc Deferred Compensation Plan to allow eligible individuals to save for retirement in a tax-efficient manner despite Tax Code restrictions that would otherwise impair their ability to do so under the Manitowoc 401(k) Retirement Plan.  The Manitowoc Deferred Compensation Plan also assists the company in retaining those key employees and directors.
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
Program A is accounted for as a plan which does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $2.2 million at December 31, 2012 and $2.2 million at December 31, 2011.  These amounts are offset in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.
Program B is accounted for as a plan which permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, included in other non-current assets, and obligation, included in other non-current liabilities, were both $13.0 million at December 31, 2012 and $12.0 million at December 31, 2011.  There was no net impact on the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.
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
The components of period benefit costs for the years ended December 31, 2012, 2011 and 2010 are as follows:

	US Pension Plans			Non-US Pension Plans			Postretirement Health and Other
(in millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost - benefits earned during the year	$—	$—	$0.6	$2.2	$1.8	$1.9	$0.8	$0.8	$0.8
Interest cost of projected benefit obligation	10.2	10.4	10.3	10.2	11.0	11.2	2.8	3.4	3.6
Expected return on assets	(10.2)	(9.5)	(9.3)	(8.2)	(9.3)	(9.5)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	—	—	—	—
Amortization of actuarial net (gain) loss	2.9	1.6	0.2	0.8	0.4	0.2	0.4	0.3	0.3
Curtailment gain recognized	—	—	—	—	—	(0.2)	—	—	—
Settlement gain recognized	—	—	—	(1.6)	—	0.2	—	—	—
Special termination benefit	—	—	—	—	—	—	—	—	—
Net periodic benefit cost	$2.9	$2.5	$1.8	$3.5	$4.0	$3.8	$4.0	$4.5	$4.7
Weighted average assumptions:
Discount rate	4.6%	5.4%	6.0%	4.7%	5.3%	5.6%	4.6%	5.4%	6.0%
Expected return on plan assets	6.0%	6.0%	6.1%	4.5%	5.4%	5.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.7%	4.2%	4.4%	3.0%	3.0%	3.0%

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
The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2012 and 2011:

	US Pension Plans		Non-US Pension Plans		Postretirement Health and Other
(in millions)	2012	2011	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation, beginning of year	$226.1	$197.3	$221.0	$200.1	$63.9	$63.9
Service cost	—	—	2.2	1.8	0.8	0.8
Interest cost	10.2	10.4	10.2	11.0	2.8	3.4
Participant contributions	—	—	0.1	0.1	2.7	2.4
Medicare subsidies received	—	—	—	—	0.6	0.7
Plan curtailments	—	—	—	—	(0.4)	—
Plan settlements	—	—	(0.7)	—	—	—
Plan amendments	—	—	—	—	(0.2)	—
Net transfer out	—	—	(0.6)	(0.3)	—	—
Actuarial loss (gain)	14.8	29.7	27.4	17.9	(6.9)	1.1
Currency translation adjustment	—	—	6.8	1.4	0.1	(0.1)
Benefits paid	(9.7)	(11.3)	(11.4)	(11.0)	(5.9)	(8.3)
Benefit obligation, end of year	$241.4	$226.1	$255.0	$221.0	$57.5	$63.9
Change in Plan Assets
Fair value of plan assets, beginning of year	$174.5	$163.2	$182.0	$170.9	$—	$—
Actual return on plan assets	14.6	20.6	19.1	16.6	—	—
Employer contributions	1.2	2.0	5.2	3.8	2.6	5.2
Participant contributions	—	—	0.1	0.1	2.7	2.4
Medicare subsidies received	—	—	—	—	0.6	0.7
Plan settlements	—	—	(0.7)	—	—	—
Currency translation adjustment	—	—	5.8	2.0	—	—
Net transfer out	—	—	(0.6)	(0.4)	—	—
Benefits paid	(9.7)	(11.3)	(11.4)	(11.0)	(5.9)	(8.3)
Fair value of plan assets, end of year	180.6	174.5	199.5	182.0	—	—
Funded status	$(60.8)	$(51.6)	$(55.5)	$(39.0)	$(57.5)	$(63.9)
Amounts recognized in the Consolidated Balance sheet at December 31
Pension asset	$—	$—	$0.3	$2.0	$—	$—
Pension obligation	(60.8)	(51.6)	(55.8)	(41.0)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(57.5)	(63.9)
Net amount recognized	$(60.8)	$(51.6)	$(55.5)	$(39.0)	$(57.5)	$(63.9)
Weighted-Average Assumptions
Discount rate	4.09%	4.60%	3.98%	4.65%	3.53%	4.58%
Expected return on plan assets	6.00%	6.00%	4.53%	5.36%	N/A	N/A
Amounts recognized in accumulated other comprehensive income as of December 31, 2012 and 2011, consist of the following:

	Pensions		Postretirement Health and Other
(in millions)	2012	2011	2012	2011
Net actuarial gain (loss)	$(111.3)	$(85.3)	$(2.6)	$(10.4)
Prior service credit	(1.0)	(1.1)	0.2	—
Total amount recognized	$(112.3)	$(86.4)	$(2.4)	$(10.4)
The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $5.5 million for the pension plan and none for the postretirement health and other plans.
For measurement purposes, a 7.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012.  The rate was assumed to decrease gradually to 5.0% for 2019 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The following table summarizes the sensitivity of our December 31, 2012 retirement obligations and 2013 retirement benefit costs of our plans to changes in the key assumptions used to determine those results (in millions):

Change in assumption:	Estimated increase (decrease) in 2013 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2012	Estimated increase (decrease) in 2013 Other Postretirement Benefit costs	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2012
0.50% increase in discount rate	$(1.5)	$(31.1)	$0.1	$(2.4)
0.50% decrease in discount rate	1.6	34.0	(0.1)	2.6
0.50% increase in long-term return on assets	(1.9)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	1.9	N/A	N/A	N/A
1% increase in medical trend rates	N/A	N/A	0.3	4.7
1% decrease in medical trend rates	N/A	N/A	(0.2)	(4.2)
It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.
The weighted-average asset allocations of the U.S. pension plans at December 31, 2012 and 2011, by asset category are as follows:

	2012	2011
Equity	19.7%	18.7%
Fixed income	79.8%	80.8%
Other	0.5%	0.5%
	100.0%	100.0%
The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2012 and 2011, by asset category are as follows:

	2012	2011
Equity	17.9%	17.2%
Fixed income	25.8%	25.7%
Other	56.3%	57.1%
	100.0%	100.0%
The Board of Directors has established the Retirement Plan Committee (the "Committee") to manage the operations and administration of all benefit plans and related trusts.  The Committee is committed to diversification to reduce the risk of large losses.  On a quarterly basis, the Committee reviews progress toward achieving the pension plans’ and individual managers’ performance objectives.
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
The actual allocations for the pension assets at December 31, 2012, and target allocations by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity Securities	20%	0 - 20%	20%	18%
Debt Securities	80%	0 - 100%	80%	26%
Other	—%	0 - 100%	1%	56%
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
Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2012 and 2011.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2012
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$2.1	$—	$—	$2.1
Insurance group annuity contracts	—	—	111.1	111.1
Common/collective trust funds — Government debt	—	8.9	—	8.9
Common/collective trust funds — Corporate and other non-government debt	—	49.8	—	49.8
Common/collective trust funds — Government, corporate and other non-government debt	—	95.5	—	95.5
Common/collective trust funds — Corporate equity	—	71.4	—	71.4
Common/collective trust funds — Customized strategy	—	41.3	—	41.3
Total	$2.1	$266.9	$111.1	$380.1

	December 31, 2011
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$2.3	$—	$—	$2.3
Insurance group annuity contracts	—	—	102.4	102.4
Common/collective trust funds — Government debt	—	8.7	—	8.7
Common/collective trust funds — Corporate and other non-government debt	—	46.3	—	46.3
Common/collective trust funds — Government, corporate and other non-government debt	—	92.8	—	92.8
Common/collective trust funds — Corporate equity	—	64.0	—	64.0
Common/collective trust funds — Customized strategy	—	40.0	—	40.0
Total	$2.3	$251.8	$102.4	$356.5
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
A reconciliation of the fair values measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
(in millions)	2012	2011
Beginning Balance	$102.4	$101.2
Actual return on assets	15.4	12.6
Benefit payments	(6.7)	(7.7)
Sale of annuity	—	(3.7)
Ending Balance	$111.1	$102.4
As of December 31, 2010, all of the remaining United States defined benefit plans were merged into a single plan: the Manitowoc U.S. Pension Plan. All merged plans had benefit accruals frozen prior to merger of plan.
The expected 2013 contributions for the U.S. pension plans are as follows: the minimum contribution for 2013 is $1.1 million; and no planned discretionary or non-cash contributions.  The expected 2013 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2013 is $4.5 million; and no planned discretionary or non-cash contributions.  Expected company paid claims for the postretirement health and life insurance plans are $4.0 million for 2013.  Projected benefit payments from the plans as of December 31, 2012 are estimated as follows:

(in millions)	U.S Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other
2013	$11.8	$12.3	$4.0
2014	12.1	12.2	4.1
2015	12.5	13.0	4.2
2016	13.0	13.7	4.5
2017	13.5	15.1	4.7
2018 — 2022	70.8	83.4	22.2
The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2012 and 2011 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
(in millions)	2012	2011	2012	2011
Projected benefit obligation	$241.4	$226.1	$251.5	$179.6
Accumulated benefit obligation	241.4	226.1	246.7	176.6
Fair value of plan assets	180.6	174.5	195.7	138.7
The accumulated benefit obligation for all U.S. pension plans as of December 31, 2012 and 2011 was $241.4 million and $226.1 million, respectively.  The accumulated benefit obligation for all non-U.S. pension plans as of December 31, 2012 and 2011 was $249.0 million and $216.0 million, respectively.
The measurement date for all plans is December 31, 2012.
The company also maintains a target benefit plan for certain executive officers of the company.  Expenses related to the plan in the amount of $3.3 million, $3.0 million and $0.9 million were recorded in 2012, 2011, and 2010, respectively.  Amounts accrued as of December 31, 2012 and 2011 related to this plan were $23.4 million and $21.4 million, respectively.
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

Manitowoc’s participation in a multiemployer plan for the annual period ended December 31, 2012 is outlined in the table below. The company does not own more than five percent of the plan as of December 31, 2012. The “EIN / Pension Plan Number” column provides the Employee Identification Number and the three-digit plan number assigned to the plan by the Internal Revenue Service.
The most recent Pension Protection Act Zone Status available for 2012 and 2011 is for the plan years that ended in 2012 and 2011, respectively. The zone status is based on information provided to Manitowoc and other participating employers by the plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Tax Code and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Tax Code, and is generally less than 80%  funded. A plan in the “green” zone has been determined to be in neither “critical status” nor “endangered status”, and is generally at least 80% funded.
The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2012.
The “Surcharge Imposed” column indicates whether Manitowoc’s contribution rate for 2012 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.
The last column lists the expiration dates of the collective bargaining agreements Manitowoc contributes to the plans (dollars in millions).

		Pension Protection Act Zone Status		FIP / RP Status	Contributions by Manitowoc				Expiration Dates of Collective
Pension Fund	EIN / Pension Plan Number	2012	2011	Pending / Implemented	2012	2011	2010	Surcharge Imposed	Bargaining Agreements
Sheet Metal Workers’ National Pension Fund	52-6112463 / 001	Red	Red	Implemented	$0.9	$0.8	$0.8	No	5/1/2013
				Total Contributions	$0.9	$0.8	$0.8
Estimated contributions to the multiemployer plan in 2013 are $0.9 million.

21. Leases
The company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $38.1 million, $43.1 million and $39.9 million in 2012, 2011 and 2010, respectively.
Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2012, are payable as follows:

(in millions)
2013	$50.8
2014	40.5
2015	32.3
2016	27.6
2017	21.4
Thereafter	34.7
Total	$207.3
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, goodwill impairment, intangible asset impairment, restructuring expense, integration expense and other expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2012, 2011 and 2010 is as follows:

(in millions)	2012	2011	2010
Net sales from continuing operations:
Crane	$2,440.8	$2,164.6	$1,748.6
Foodservice	1,486.2	1,454.6	1,362.9
Total	$3,927.0	$3,619.2	$3,111.5
Operating earnings (loss) from continuing operations:
Crane	$156.0	$108.2	$90.6
Foodservice	238.6	214.4	201.9
Corporate	(63.7)	(61.3)	(42.0)
Amortization expense	(37.1)	(37.9)	(37.4)
Restructuring expense	(9.5)	(5.5)	(3.8)
Other (expense) income	(2.5)	0.5	(2.3)
Total	$281.8	$218.4	$207.0
Capital expenditures:
Crane	$52.7	$52.2	$21.9
Foodservice	17.4	11.9	12.0
Corporate	2.8	0.7	2.0
Total	$72.9	$64.8	$35.9
Total depreciation:
Crane	$44.9	$54.2	$56.5
Foodservice	22.3	24.5	27.1
Corporate	2.3	2.8	2.9
Total	$69.5	$81.5	$86.5
Total assets:
Crane	$1,903.3	$1,760.8	$1,659.3
Foodservice	1,956.8	2,192.6	2,193.4
Corporate	197.2	69.2	219.6
Total	$4,057.3	$4,022.6	$4,072.3

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
(in millions)	2012	2011	2010	2012	2011
United States	$1,833.0	$1,588.8	$1,335.2	$1,905.4	$1,964.7
Other North America	278.2	208.8	139.0	5.3	6.0
Europe	788.0	813.4	749.2	510.6	511.5
Asia	367.7	382.1	306.2	213.0	225.1
Middle East	161.6	189.4	168.7	1.6	1.7
Central and South America	243.0	237.8	203.0	33.3	15.5
Africa	110.8	65.4	69.5	—	—
South Pacific and Caribbean	10.6	12.0	11.5	4.6	4.8
Australia	134.1	121.5	129.2	4.4	4.2
Total	$3,927.0	$3,619.2	$3,111.5	$2,678.2	$2,733.5
Net sales from continuing operations and long-lived asset information for Europe primarily relate to France, Germany and the United Kingdom.

23. Subsidiary Guarantors of Senior Notes due 2018, Senior Notes due 2020 and Senior Notes due 2022
The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2018, the Senior Notes due 2020, and the Senior Notes due 2022 which include substantially all of the domestic, 100% owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the Parent, which do not guarantee the Senior Notes due 2018, the Senior Notes due 2020, and the Senior Notes due 2022 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,616.4	$1,972.7	$(662.1)	$3,927.0
Costs and expenses:
Cost of sales	—	2,022.3	1,632.4	(662.1)	2,992.6
Engineering, selling and administrative expenses	61.2	247.6	294.7	—	603.5
Amortization expense	—	29.9	7.2	—	37.1
Restructuring expense	—	0.7	8.8	—	9.5
Other expense	—	2.5	—	—	2.5
Equity in (earnings) loss of subsidiaries	(167.2)	(36.0)	—	203.2	—
Total costs and expenses	(106.0)	2,267.0	1,943.1	(458.9)	3,645.2
Operating earnings (loss) from continuing operations	106.0	349.4	29.6	(203.2)	281.8
Other income (expense):
Interest expense	(122.9)	(2.1)	(12.1)	—	(137.1)
Amortization of deferred financing fees	(8.2)	—	—	—	(8.2)
Loss on debt extinguishment	(6.3)	—	—	—	(6.3)
Management fee income (expense)	60.1	(77.8)	17.7	—	—
Other income (expense)-net	16.5	(45.9)	29.5	—	0.1
Total other income (expense)	(60.8)	(125.8)	35.1	—	(151.5)
Earnings (loss) from continuing operations before taxes on earnings	45.2	223.6	64.7	(203.2)	130.3
Provision (benefit) for taxes on earnings	(56.5)	69.2	25.3	—	38.0
Earnings (loss) from continuing operations	101.7	154.4	39.4	(203.2)	92.3
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.9)	1.2	—	0.3
Gain (loss) on sale of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	101.7	153.5	40.6	(203.2)	92.6
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(9.1)	—	(9.1)
Net earnings (loss) attributable to Manitowoc	$101.7	$153.5	$49.7	$(203.2)	$101.7

Comprehensive income (loss) attributable to Manitowoc	$97.1	$153.7	$51.9	$(205.6)	$97.1

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,166.0	$1,938.8	$(485.6)	$3,619.2
Costs and expenses:
Cost of sales	—	1,681.5	1,596.6	(485.6)	2,792.5
Engineering, selling and administrative expenses	58.9	231.1	275.4	—	565.4
Amortization expense	—	29.9	8.0	—	37.9
Restructuring expense	—	0.5	5.0	—	5.5
Other expense	—	0.7	(1.2)	—	(0.5)
Equity in (earnings) loss of subsidiaries	(70.4)	(32.4)	—	102.8	—
Total costs and expenses	(11.5)	1,911.3	1,883.8	(382.8)	3,400.8
Operating earnings (loss) from continuing operations	11.5	254.7	55.0	(102.8)	218.4
Other income (expense):
Interest expense	(132.9)	(1.5)	(12.3)	—	(146.7)
Amortization of deferred financing fees	(10.4)	—	—	—	(10.4)
Loss on debt extinguishment	(29.7)	—	—	—	(29.7)
Management fee income (expense)	55.0	(68.0)	13.0	—	—
Other income (expense)-net	40.6	(69.7)	31.4	—	2.3
Total other income (expense)	(77.4)	(139.2)	32.1	—	(184.5)
Earnings (loss) from continuing operations before taxes on earnings	(65.9)	115.5	87.1	(102.8)	33.9
Provision (benefit) for taxes on earnings	(54.7)	32.5	35.8	—	13.6
Earnings (loss) from continuing operations	(11.2)	83.0	51.3	(102.8)	20.3
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(1.5)	(1.9)	—	(3.4)
Gain (loss) on sale of discontinued operations, net of income taxes	—	(34.6)	—	—	(34.6)
Net earnings (loss)	(11.2)	46.9	49.4	(102.8)	(17.7)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(6.5)	—	(6.5)
Net earnings (loss) attributable to Manitowoc	$(11.2)	$46.9	$55.9	$(102.8)	$(11.2)

Comprehensive income (loss) attributable to Manitowoc	$(36.1)	$47.1	$51.1	$(98.2)	$(36.1)

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,803.7	$1,701.4	$(393.6)	$3,111.5
Costs and expenses:
Cost of sales	—	1,347.5	1,398.2	(393.6)	2,352.1
Engineering, selling and administrative expenses	39.8	216.0	253.1	—	508.9
Amortization expense	—	29.7	7.7	—	37.4
Restructuring expense	—	0.2	3.6	—	3.8
Other expense	—	1.9	0.4	—	2.3
Equity in (earnings) loss of subsidiaries	(28.1)	(28.7)	—	56.8	—
Total costs and expenses	11.7	1,566.6	1,663.0	(336.8)	2,904.5
Operating earnings (loss) from continuing operations	(11.7)	237.1	38.4	(56.8)	207.0
Other income (expense):
Interest expense	(166.3)	(2.1)	(6.6)	—	(175.0)
Amortization of deferred financing fees	(22.0)	—	—	—	(22.0)
Loss on debt extinguishment	(44.0)	—	—	—	(44.0)
Management fee income (expense)	37.3	(48.4)	11.1	—	—
Other income (expense)-net	68.2	(67.2)	(10.0)	—	(9.0)
Total other income (expense)	(126.8)	(117.7)	(5.5)	—	(250.0)
Earnings (loss) from continuing operations before taxes on earnings	(138.5)	119.4	32.9	(56.8)	(43.0)
Provision (benefit) for taxes on earnings	(63.9)	34.8	55.3	—	26.2
Earnings (loss) from continuing operations	(74.6)	84.6	(22.4)	(56.8)	(69.2)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.8)	(7.3)	—	(8.1)
Gain (loss) on sale of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	(74.6)	83.8	(29.7)	(56.8)	(77.3)
Less: Net gain (loss) attributable to noncontrolling interest	—	—	(2.7)	—	(2.7)
Net earnings (loss) attributable to Manitowoc	$(74.6)	$83.8	$(27.0)	$(56.8)	$(74.6)

Comprehensive income (loss) attributable to Manitowoc	$(126.5)	$83.6	$0.6	$(84.2)	$(126.5)

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$12.0	$4.0	$57.4	$—	$73.4
Marketable securities	2.7	—	—	—	2.7
Restricted cash	5.3	—	5.3	—	10.6
Accounts receivable — net	0.4	29.0	303.3	—	332.7
Intercompany interest receivable	4.1	3.2	—	(7.3)	—
Inventories — net	—	338.3	369.3	—	707.6
Deferred income taxes	70.9	—	18.1	—	89.0
Other current assets	3.8	3.5	107.9	(10.0)	105.2
Current assets of discontinued operation	—	—	6.8	—	6.8
Total current assets	99.2	378.0	868.1	(17.3)	1,328.0
Property, plant and equipment — net	6.8	271.3	278.0	—	556.1
Goodwill	—	969.1	241.6	—	1,210.7
Other intangible assets — net	—	620.9	175.5	—	796.4
Intercompany long-term notes receivable	928.6	158.6	897.5	(1,984.7)	—
Intercompany accounts receivable	—	924.1	1,260.3	(2,184.4)	—
Other non-current assets	49.3	4.5	76.5	—	130.3
Long-term assess of discontinued operations	—	—	35.8	—	35.8
Investment in affiliates	4,985.4	3,443.6	—	(8,429.0)	—
Total assets	$6,069.3	$6,770.1	$3,833.3	$(12,615.4)	$4,057.3
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$93.6	$410.6	$408.7	$—	$912.9
Short-term borrowings and current portion of long-term debt	45.2	0.7	56.9	(10.0)	92.8
Intercompany interest payable	3.2	—	4.1	(7.3)	—
Product warranties	—	44.5	37.6	—	82.1
Customer advances	—	7.8	16.4	—	24.2
Product liabilities	—	23.5	4.4	—	27.9
Current liabilities of discontinued operation	—	—	6.0	—	6.0
Total current liabilities	142.0	487.1	534.1	(17.3)	1,145.9
Non-Current Liabilities:
Long-term debt, less current portion	1,708.3	3.0	20.7	—	1,732.0
Deferred income taxes	176.0	—	47.0	—	223.0
Pension obligations	80.0	12.2	22.1	—	114.3
Postretirement health and other benefit obligations	49.8	—	3.6	—	53.4
Long-term deferred revenue	—	6.0	31.7	—	37.7
Intercompany long-term note payable	183.3	827.5	973.9	(1,984.7)	—
Intercompany accounts payable	3,024.9	—	57.9	(3,082.8)	—
Other non-current liabilities	104.7	15.6	40.8	—	161.1
Long-term liabilities of discontinued operation	—	—	8.6	—	8.6
Total non-current liabilities	5,327.0	864.3	1,206.3	(5,067.5)	2,330.1
Equity
Manitowoc stockholders' equity	600.3	5,418.7	2,111.9	(7,530.6)	600.3
Noncontrolling interest	—	—	(19.0)	—	(19.0)
Total equity	600.3	5,418.7	2,092.9	(7,530.6)	581.3
Total liabilities and equity	$6,069.3	$6,770.1	$3,833.3	$(12,615.4)	$4,057.3

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4.2	$8.5	$55.9	$—	$68.6
Marketable securities	2.7	—	—	—	2.7
Restricted cash	6.4	—	0.8	—	7.2
Accounts receivable — net	0.1	41.1	253.3	—	294.5
Intercompany interest receivable	89.0	3.2	—	(92.2)	—
Inventories — net	—	309.5	352.8	—	662.3
Deferred income taxes	98.3	—	18.4	—	116.7
Other current assets	1.6	5.6	70.6	—	77.8
Current assets of discontinued operation	—	—	7.1	—	7.1
Total current assets	202.3	367.9	758.9	(92.2)	1,236.9
Property, plant and equipment — net	7.6	286.0	270.9	—	564.5
Goodwill	—	969.6	238.4	—	1,208.0
Other intangible assets — net	—	650.8	180.8	—	831.6
Intercompany long-term notes receivable	1,544.0	158.5	819.5	(2,522.0)	—
Intercompany accounts receivable	—	1,252.4	1,661.1	(2,913.5)	—
Other non-current assets	56.9	7.7	79.9	—	144.5
Long-term assets of discontinued operation	—	—	37.1	—	37.1
Investment in affiliates	4,062.9	3,399.2	—	(7,462.1)	—
Total assets	$5,873.7	$7,092.1	$4,046.6	$(12,989.8)	$4,022.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$70.6	$402.3	$391.3	$—	$864.2
Short-term borrowings and current portion of long-term debt	35.0	0.7	43.4	—	79.1
Intercompany interest payable	3.2	86.0	3.0	(92.2)	—
Product warranties	—	52.9	40.2	—	93.1
Customer advances	—	11.7	23.4	—	35.1
Product liabilities	—	22.7	4.1	—	26.8
Current liabilities of discontinued operation	—	—	5.2	—	5.2
Total current liabilities	108.8	576.3	510.6	(92.2)	1,103.5
Non-Current Liabilities:
Long-term debt, less current portion	1,800.6	3.6	6.7	—	1,810.9
Deferred income taxes	210.6	—	47.6	—	258.2
Pension obligations	55.8	12.7	22.1	—	90.6
Postretirement health and other benefit obligations	55.9	—	3.9	—	59.8
Long-term deferred revenue	—	5.9	28.3	—	34.2
Intercompany long-term note payable	183.3	1,379.9	958.8	(2,522.0)	—
Intercompany accounts payable	2,855.7	—	57.9	(2,913.6)	—
Other non-current liabilities	111.9	39.0	24.7	—	175.6
Long-term liabilities of discontinued operation	—	—	8.7	—	8.7
Total non-current liabilities	5,273.8	1,441.1	1,158.7	(5,435.6)	2,438.0
Equity
Manitowoc stockholders' equity	491.1	5,074.7	2,387.2	(7,462.0)	491.0
Noncontrolling interest	—	—	(9.9)	—	(9.9)
Total equity	491.1	5,074.7	2,377.3	(7,462.0)	481.1
Total liabilities and equity	$5,873.7	$7,092.1	$4,046.6	$(12,989.8)	$4,022.6

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2012
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(22.8)	$167.4	$14.5	$—	$159.1
Cash provided by (used for) operating activities of discontinued operations	—	(0.9)	4.1	—	3.2
Net cash provided by (used for) operating activities	$(22.8)	$166.5	$18.6	$—	$162.3
Cash Flows from Investing:
Capital expenditures	$(1.4)	$(36.5)	$(35.0)	$—	$(72.9)
Proceeds from sale of property, plant and equipment	—	—	0.9	—	0.9
Restricted cash	1.0	—	(4.3)	—	(3.3)
Intercompany investments	131.4	(175.4)	(4.8)	48.8	—
Net cash provided by (used for) investing activities of continuing operations	$131.0	$(211.9)	$(43.2)	$48.8	$(75.3)
Net cash provided by (used for) investing activities of discontinued operations	—	—	(0.2)	—	(0.2)
Net cash provided by (used for) investing activities	$131.0	$(211.9)	$(43.4)	$48.8	$(75.5)
Cash Flows from Financing:
Payments on long-term debt	$(439.7)	$(0.7)	$(55.0)	$—	$(495.4)
Proceeds from long-term debt	300.0	—	83.3	—	383.3
Proceeds on revolving credit facility—net	34.4	—	—	—	34.4
Proceeds (payments) on notes financing—net	—	(2.1)	(8.3)	—	(10.4)
Proceeds from swap monetization	14.8	—	—	—	14.8
Debt issue costs	(5.7)	—	—	—	(5.7)
Dividends paid	(10.6)	—	—	—	(10.6)
Exercises of stock options including windfall tax benefits	6.4	—	—	—	6.4
Intercompany financing	—	43.7	5.1	(48.8)	—
Net cash provided by (used for) financing activities	$(100.4)	$40.9	$25.1	$(48.8)	$(83.2)
Effect of exchange rate changes on cash	—	—	1.2	—	1.2
Net increase (decrease) in cash and cash equivalents	7.8	(4.5)	1.5	—	4.8
Balance at beginning of period	4.2	8.5	55.9	—	68.6
Balance at end of period	$12.0	$4.0	$57.4	$—	$73.4

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2011
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(59.8)	$70.5	$21.8	$—	$32.5
Cash used for operating activities of discontinued operations	—	(1.5)	(15.4)	—	(16.9)
Net cash provided by (used for) operating activities	$(59.8)	$69.0	$6.4	$—	$15.6
Cash Flows from Investing:
Capital expenditures	$(0.4)	$(23.4)	$(41.0)	$—	$(64.8)
Proceeds from sale of property, plant and equipment	—	0.1	17.4	—	17.5
Restricted cash	2.0	—	0.2	—	2.2
Proceeds from sale of business	—	143.6	—	—	143.6
Intercompany investments	216.7	(164.5)	(30.7)	(21.5)	—
Net cash provided by (used for) investing activities of continuing operations	218.3	(44.2)	(54.1)	(21.5)	98.5
Net cash provided by (used for) investing activities of discontinued operations	—	—	(0.1)	—	(0.1)
Net cash provided by (used for) investing activities	$218.3	$(44.2)	$(54.2)	$(21.5)	$98.4
Cash Flows from Financing:
Payments on long-term debt	$(884.1)	$(0.7)	$(75.5)	$—	$(960.3)
Proceeds from long-term debt	750.0	—	95.0	—	845.0
Payments on revolving credit facility—net	(24.2)	—	—	—	(24.2)
Proceeds from (payments on) notes financing—net	—	(2.6)	17.4	—	14.8
Proceeds from swap monetization	21.5	—	—	—	21.5
Debt issue costs	(14.7)	—	—	—	(14.7)
Dividends paid	(10.6)	—	—	—	(10.6)
Exercises of stock options including windfall tax benefits	2.6	—	—	—	2.6
Intercompany financing	(0.1)	(32.7)	11.3	21.5	—
Net cash provided by (used for) financing activities	$(159.6)	$(36.0)	$48.2	$21.5	$(125.9)
Effect of exchange rate changes on cash	—	—	(3.2)	—	(3.2)
Net increase (decrease) in cash and cash equivalents	(1.1)	(11.2)	(2.8)	—	(15.1)
Balance at beginning of period	5.3	19.7	58.7	—	83.7
Balance at end of period	$4.2	$8.5	$55.9	$—	$68.6

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2010
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(28.1)	$124.0	$106.6	$—	$202.5
Cash provided by (used for) operating activities of discontinued operations	—	(0.8)	7.6	—	6.8
Net cash provided by (used for) operating activities	$(28.1)	$123.2	$114.2	$—	$209.3
Cash Flows from Investing:
Capital expenditures	$(0.9)	$(16.2)	$(18.8)	$—	$(35.9)
Proceeds from sale of property, plant and equipment	0.5	1.1	21.6	—	23.2
Restricted cash	(3.3)	—	0.3	—	(3.0)
Business acquisition, net of cash acquired	—	(4.8)	—	—	(4.8)
Intercompany investments	197.3	(36.2)	(49.9)	(111.2)	—
Net cash provided by (used for) investing activities of continuing operations	193.6	(56.1)	(46.8)	(111.2)	(20.5)
Net cash provided by (used for) investing activities of discontinued operations	—	—	(4.4)	—	(4.4)
Net cash provided by (used for) investing activities	$193.6	$(56.1)	$(51.2)	$(111.2)	$(24.9)
Cash Flows from Financing:
Payments on long-term debt	$(1,165.7)	$(20.7)	$(64.4)	$—	$(1,250.8)
Proceeds from long-term debt	1,000.0	10.0	53.0	—	1,063.0
Proceeds from (payments on) revolving credit facility—net	24.2	—	—	—	24.2
Proceeds from securitization	—	101.0	—	—	101.0
Payments on securitization	—	(101.0)	—	—	(101.0)
Proceeds from (payments on) notes financing—net	—	(3.2)	(0.9)	—	(4.1)
Debt issue costs	(27.0)	—	—	—	(27.0)
Dividends paid	(10.6)	—	—	—	(10.6)
Exercises of stock options including windfall tax benefits	0.9	—	—	—	0.9
Intercompany financing	—	(40.5)	(70.7)	111.2	—
Net cash provided by (used for) financing activities	$(178.2)	$(54.4)	$(83.0)	$111.2	$(204.4)
Effect of exchange rate changes on cash	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	(12.7)	12.7	(20.0)	—	(20.0)
Balance at beginning of period	18.0	7.0	78.7	—	103.7
Balance at end of period	$5.3	$19.7	$58.7	$—	$83.7

24. Quarterly Financial Data (Unaudited)
The following table presents quarterly financial data for 2012 and 2011:

	2012				2011
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$851.9	$997.2	$947.5	$1,130.4	$724.5	$939.8	$927.0	$1,027.9
Gross profit	203.3	251.2	233.9	246.0	178.5	221.7	220.5	206.0
Earnings (loss) from continuing operations	9.6	58.1	32.9	29.7	(15.7)	1.6	33.8	14.2
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(0.4)	0.4	0.3	—	(2.9)	(0.1)	0.5	(0.9)
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	(33.4)	(0.2)	—	(1.0)
Net earnings (loss)	(2.2)	43.0	19.7	32.1	(53.4)	1.6	21.6	12.5
Less: Loss attributable to noncontrolling interest, net of tax	(1.9)	(2.3)	(2.5)	(2.4)	(0.9)	(1.1)	(2.1)	(2.4)
Net earnings (loss) attributable to Manitowoc	$(0.3)	$45.3	$22.2	$34.5	$(52.5)	$2.7	$23.7	$14.9
Basic earnings per share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$—	$0.34	$0.17	$0.26	$(0.12)	$0.02	$0.18	$0.13
Discontinued operations:
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—	—	—	(0.02)	—	—	(0.01)
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	(0.26)	—	—	(0.01)
Earnings (loss) per share attributable to Manitowoc common shareholders	$—	$0.35	$0.17	$0.26	$(0.40)	$0.02	$0.18	$0.11
Diluted earnings per share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$—	$0.34	$0.17	$0.26	$(0.12)	$0.02	$0.17	$0.13
Discontinued operations:
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—	—	—	(0.02)	—	—	(0.01)
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	(0.26)	—	—	(0.01)
Earnings (loss) per share attributable to Manitowoc common shareholders	$—	$0.34	$0.17	$0.26	$(0.40)	$0.02	$0.18	$0.11
Dividends per common share	$—	$—	$—	$0.08	$—	$—	$—	$0.08
During the third quarter of 2012, the company revised previously issued financial statements. See Note 1, "Company and Basis of Presentation" for further discussion of these revisions. Items (1) - (7) below describe the impact of these revisions on the quarterly results. The items below have not been adjusted for the results of the Jackson business which has been classified as discontinued operations for all periods presented. See further detail at Note 4, "Discontinued Operations."

1.	Gross profit was impacted as follows, increase/(decrease)

a.	2012: Q1 - $(1.1) million; Q2 - $4.0 million

b.	2011: Q1 - $(0.6) million; Q2 - $(0.9) million; Q3 - $(0.3) million; Q4 - $(1.1) million

2.	Earnings (loss) from continuing operations was impacted as follows, increase/(decrease)

a.	2012: Q1 - $(1.1) million; Q2 - $4.0 million

b.	2011: Q1 - $(0.6) million; Q2 - $(0.9) million; Q3 - $(0.3) million; Q4 - $(1.1) million

3.	Net earnings (loss) was impacted as follows, increase/(decrease)

a.	2012: Q1 - $(0.4) million; Q2 - $2.8 million

b.	2011: Q1 - $(0.1) million; Q2 - $(0.1) million; Q3 - $0.1 million; Q4 - $(0.6) million

4.	Net earnings (loss) attributable to Manitowoc was impacted as follows, increase/(decrease)

a.	2012: Q1 - $(0.4) million; Q2 - $2.8 million

b.	2011: Q1 - $(0.1) million; Q2 - $(0.1) million; Q3 - $0.1 million; Q4 - $(0.6) million

5.	Basic earnings per share from continuing operations were impacted as follows, increase/(decrease)

a.	2012: Q2 - $0.02

b.	2011: Q1 - $(0.01); Q2 - $(0.01)

6.	Diluted earnings per share from continuing operations were impacted as follows, increase/(decrease)

a.	2012: Q2 - $0.02

b.	2011: Q1 - $(0.01)

7.	Basic and diluted earnings per share attributable to Manitowoc common shareholders were impacted as follows, increase/(decrease)

a.	2012: Q2 - $0.02

25. Subsequent Events
On January 24, 2013 the company announced a plan to form a new joint venture with Shantui Investment Co., Ltd. to build mobile cranes in China for both the domestic and export markets, and the name of the joint venture will be Shantui Manitowoc Crane Company, Ltd. and operations will begin once all relevant government approvals are received.
On January 28, 2013 the company sold its Jackson business, which designs, manufactures and sells warewashing equipment and other equipment including racks and tables to Hoshizaki USA Holdings, Inc. for approximately $38.5 million. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loan A and B.

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
Management’s Report on Internal Control Over Financial Reporting
The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2012, the company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the sections of the 2013 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the sections of the 2013 Proxy Statement captioned “Compensation of Directors,” “Executive Compensation,” “Report of the Compensation and Benefits Committee on Executive Compensation,” and “Contingent Employment Agreements.”
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference from the sections of the 2013 Proxy Statement captioned “Ownership of Securities” and the subsection captioned “Equity Compensation Plans.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the section of the 2013 Proxy Statement captioned “Governance of the Board and its Committees — Governance of the Company.”
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the section of the 2013 Proxy Statement captioned “Other Information — Independent Registered Public Accounting Firm.”

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report.

(1)	Financial Statements:

The following Consolidated Financial Statements are filed as part of this report under Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Equity

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

Schedule	Description	Filed Herewith

II	Valuation and Qualifying Accounts	X
All other financial statement schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable or required under rules of Regulation S-X.
(b) Exhibits:
See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

THE MANITOWOC COMPANY, INC
AND SUBSIDIARIES
Schedule II: Valuation and Qualifying Accounts
For The Years Ended December 31, 2012, 2011 and 2010
(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2010
Allowance for doubtful accounts	$46.4	$3.3	$(20.6)	$(1.5)	$27.6
Inventory obsolescence reserve	$88.2	$23.2	$(28.6)	$(3.2)	$79.6
Deferred tax valuation allowance	$70.2	$52.1	$—	$(2.1)	$120.2
Year End December 31, 2011
Allowance for doubtful accounts	$27.6	$0.5	$(6.4)	$(8.9)	$12.8
Inventory obsolescence reserve	$79.6	$18.9	$(23.6)	$(0.1)	$74.8
Deferred tax valuation allowance	$120.2	$12.3	$—	$(7.3)	$125.2
Year End December 31, 2012
Allowance for doubtful accounts	$12.8	$6.7	$(6.1)	$0.1	$13.5
Inventory obsolescence reserve	$74.8	$18.5	$(19.9)	$0.8	$74.2
Deferred tax valuation allowance	$125.2	$40.3	$—	$3.4	$168.9

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:
Date: February 28, 2013

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

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons constituting a majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Glen E. Tellock
Glen E. Tellock, Chairman and Chief Executive Officer	February 28, 2013

/s/ Carl J. Laurino
Carl J. Laurino, Senior Vice President and Chief Financial Officer	February 28, 2013

/s/ Keith D. Nosbusch
Keith D. Nosbusch, Director	February 28, 2013

/s/ Robert C. Stift
Robert C. Stift, Director	February 28, 2013

/s/ James L. Packard
James L. Packard, Director	February 28, 2013

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Director	February 28, 2013

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director	February 28, 2013

/s/ Donald M. Condon, Jr.
Donald M. Condon, Jr., Director	February 28, 2013

/s/ Roy V. Armes
Roy V. Armes, Director	February 28, 2013

/s/ Joan K. Chow
Joan K. Chow, Director	February 28, 2013

THE MANITOWOC COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012
INDEX TO EXHIBITS

Exhibit No.	Description	Filed/Furnished Herewith

1.1
Underwriting Agreement dated October 4, 2012 among The Manitowoc Company, Inc., the Guarantors named therein (filed as Exhibit 1.1 to the company's Current Report on Form 8-K filed October 5, 2012 and incorporated herein by reference.)

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

4.2(d)
Second Supplemental Indenture, dated as of October 18, 2010, among The Manitowoc Company, Inc., the Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the company’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

4.2(e)
Fourth Supplemental Indenture, dated as of October 19, 2012, among The Manitowoc Company, Inc., the Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the company's Current Report on Form 8-K filed on October 22, 2012 and incorporated herein by reference.)

4.3	Articles III, V, and VIII of the Amended and Restated Articles of Incorporation (see Exhibit 3.1 above)

4.4(a)
Amended and Restated Credit Agreement dated as of August 25, 2008 by and among The Manitowoc Company, Inc., as Borrower, the Subsidiary Borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008), as amended on December 19, 2008, with such amendment filed as Exhibit 4.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and as further amended on June 15, 2009, with such amendment filed as Exhibit 4.1 to the company’s Current Report on Form 8-K, dated June 12, 2009, and as further amended on January 21, 2010, with such amendment filed as Exhibit 4.1 to the company’s Current Report on Form 8-K, dated January 21, 2010, and as further amended on October 7, 2010, with such amendment filed as Exhibit 4.1 to the company’s Current Report on Form 8-K, dated October 7, 2010, all of which are incorporated herein by reference. (Superseded)

4.4(b)
Second Amended and Restated Credit Agreement, dated as of May 13, 2011, by and among The Manitowoc Company, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 4.1 to the company’s current report on Form 8-K dated as of May 13, 2011 and incorporated herein by reference).

10.1**
The Manitowoc Company, Inc. Deferred Compensation Plan,as amended and restated through December 31, 2008, (filed as exhibit 10.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.2**
The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan Effective July 4, 1993, as amended (filed as Exhibit 10.2 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.2(a)**	Short-Term Incentive Plan, as amended, effective January 1, 2013. (Reflects non-material changes finalized December 2012.)	X(1)

10.3(a)**	Form of Contingent Employment Agreement between the company and the Chief Executive Officer, Glen E. Tellock. (Reflects non-material changes finalized December 2012.)	X(1)

10.3(b)**
Form of Contingent Employment Agreement between the company and the following executive officers of the Company: Eric P. Etchart, Carl J. Laurino, Maurice D. Jones, Michael J. Kachmer, Thomas G. Musial, and Dean J. Nolden. (Reflects non-material changes finalized December 2012.)
X(1)

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

10.7(c)**
The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan, as amended, effective May 1, 2012 with such amended plan filed as Exhibit 10.7(c) to the company’s Proxy Statement for the 2012 annual meeting, filed on March 22, 2012 and incorporated herein by reference.

10.7(d)**
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

10.12(a)
Third Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as U.S. Seller, Manitowoc Cayman Islands Funding Ltd., as Cayman Seller, The Manitowoc Company, Inc. as a Servicer, Garland Commercial Ranges Limited, as a Servicer, Convotherm Elektrogeräte GmbH, as a Servicer, Hannover funding Company, LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent, dated as of September 27, 2011 (filed as Exhibit 10.1 to the company’s current report on Form 8-K dated September 27, 2011 and incorporated herein by reference). Amendment No. 1 dated December 16, 2011 to the Third Amended and Restated Receivables Purchase Agreement among Manitowoc funding, LLC, as U.S. Seller, Manitowoc Cayman Islands Funding Ltd., as Cayman Seller, The Manitowoc Company, Inc. as a Servicer, Garland Commercial Ranges Limited, as a Servicer, Convotherm Elektrogeräte GmbH, as a Servicer, Hannover funding Company, LLC, as Purchaser, and Norddeutsche Landesbank Girozentrale, as Agent, dated as of September 27, 2011. (filed as Exhibit 12(c) to the company's annual report on Form 10-K in the fiscal year ended December 31, 2011 and incorporated herein by reference). (Superseded.)

10.12(b)
Fourth Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as U.S. Seller, Manitowoc Cayman Islands Funding Ltd., as Cayman Seller, The Manitowoc Company, Inc. as a Servicer, Garland Commercial Ranges Limited, as a Servicer, Convotherm Elektrogeräte GmbH, as a Servicer, and Wells Fargo, N.A., as Purchaser and Agent dated as of September 26, 2012 (filed as Exhibit 10.1 to the company's Current Report on Form 8-K filed September 28, 2012 and incorporated herein by reference).

10.15
The Manitowoc Company, Inc. Severance Pay Plan adopted by the Board of Directors as of May 4, 2009 (filed as Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and incorporated herein by reference.)

11	Statement regarding computation of basic and diluted earnings per share (see Note 14, “Earnings Per Share” to the Consolidated Financial Statements included herein).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

101
The following materials from the company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Equity and (vi) related notes.
X(1)
(1)  Filed Herewith
(2)  Furnished Herewith

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any unfiled exhibits or schedules to such documents.
** Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to item 15(c) of Form 10-K.