Form 10-Q
period 2013-03-31
MANITOWOC CO INC
filed 2013-05-07
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2013, the most recent practicable date, was 133,501,949.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended March 31,
	2013	2012
Net sales	$898.0	$851.9
Costs and expenses:
Cost of sales	678.0	648.6
Engineering, selling and administrative expenses	158.1	146.9
Amortization expense	9.1	9.3
Restructuring expense	0.3	0.7
Other	0.3	—
Total operating costs and expenses	845.8	805.5
Earnings from operations	52.2	46.4
Other income (expenses):
Interest expense	(33.3)	(33.0)
Amortization of deferred financing fees	(1.8)	(2.0)
Loss on debt extinguishment	(0.4)	—
Other income (expense), net	1.6	(1.8)
Total other income (expenses)	(33.9)	(36.8)
Earnings from continuing operations before taxes on income	18.3	9.6
Provision for taxes on income	8.5	11.4
Earnings (loss) from continuing operations	9.8	(1.8)
Discontinued operations:
Loss from discontinued operations, net of income taxes of $(0.1) and $0.2, respectively	(0.1)	(0.4)
Loss on sale of discontinued operations, net of income taxes of $3.3 and $0.0, respectively	(1.6)	—
Net earnings (loss)	8.1	(2.2)
Less: Net loss attributable to noncontrolling interest, net of income taxes	(2.3)	(1.9)
Net earnings (loss) attributable to Manitowoc	$10.4	$(0.3)
Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$12.1	$0.1
Loss from discontinued operations, net of income taxes	(0.1)	(0.4)
Loss on sale of discontinued operations, net of income taxes	(1.6)	—
Net earnings (loss) attributable to Manitowoc	$10.4	$(0.3)
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.09	$—
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—
Loss on sale of discontinued operations, net of income taxes	(0.01)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.08	$—
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$0.09	$—
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—
Loss on sale of discontinued operations, net of income taxes	(0.01)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.08	$—
Weighted average shares outstanding — basic	132,306,735	130,550,681
Weighted average shares outstanding — diluted	134,993,057	133,681,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Net earnings (loss)	$8.1	$(2.2)
Other comprehensive income (loss), net of tax
Derivative instrument fair market value adjustment, net of income taxes of $(1.4) and $1.4, respectively	(2.6)	3.1
Employee pension and postretirement benefits, net of income taxes of $0.3 and $0.2, respectively.	1.0	0.8
Foreign currency translation adjustments	(14.6)	16.5
Total other comprehensive income (loss), net of tax	(16.2)	20.4
Comprehensive income (loss)	(8.1)	18.2
Comprehensive loss attributable to noncontrolling interest	(2.3)	(1.9)
Comprehensive income (loss) attributable to Manitowoc	$(5.8)	$20.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012
(Unaudited)
(In millions, except share data)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$101.3	$73.4
Marketable securities	2.7	2.7
Restricted cash	10.9	10.6
Accounts receivable, less allowances of $13.4 and $13.5, respectively	342.6	332.7
Inventories — net	802.0	707.6
Deferred income taxes	90.2	89.0
Other current assets	97.8	105.2
Current assets of discontinued operation	—	6.8
Total current assets	1,447.5	1,328.0
Property, plant and equipment — net	555.3	556.1
Goodwill	1,207.0	1,210.7
Other intangible assets — net	783.1	796.4
Other non-current assets	129.5	130.3
Long-term assets of discontinued operation	—	35.8
Total assets	$4,122.4	$4,057.3
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$867.6	$912.9
Current portion of long-term debt and short-term borrowings	85.6	92.8
Product warranties	82.2	82.1
Customer advances	25.2	24.2
Product liabilities	28.5	27.9
Current liabilities of discontinued operation	—	6.0
Total current liabilities	1,089.1	1,145.9
Non-Current Liabilities:
Long-term debt	1,867.1	1,732.0
Deferred income taxes	220.5	223.0
Pension obligations	113.5	114.3
Postretirement health and other benefit obligations	53.2	53.4
Long-term deferred revenue	40.8	37.7
Other non-current liabilities	157.8	161.1
Long-term liabilities of discontinued operation	—	8.6
Total non-current liabilities	2,452.9	2,330.1
Commitments and contingencies (Note 14)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 133,501,949 and 132,769,478 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	492.2	486.9
Accumulated other comprehensive income (loss)	(45.6)	(29.4)
Retained earnings	232.5	222.1
Treasury stock, at cost (29,673,979 and 30,406,450 shares, respectively)	(78.8)	(80.7)
Total Manitowoc stockholders’ equity	601.7	600.3
Noncontrolling interest	(21.3)	(19.0)
Total equity	580.4	581.3
Total liabilities and equity	$4,122.4	$4,057.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operations:
Net earnings (loss)	$8.1	$(2.2)
Adjustments to reconcile net earnings (loss) to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	0.1	0.4
Depreciation	20.1	17.8
Amortization of intangible assets	9.1	9.3
Amortization of deferred financing fees	1.8	2.0
Deferred income taxes	(0.3)	(1.8)
Loss on early debt extinguishment	0.4	—
Loss on sale of property, plant and equipment	0.6	0.4
Loss on sale of discontinued operations	1.6	—
Stock-based compensation expense	4.5	4.9
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(12.9)	(18.4)
Inventories	(102.3)	(99.7)
Other assets	(2.4)	(20.8)
Accounts payable	5.0	6.6
Accrued expenses and other liabilities	(39.4)	(28.5)
Net cash used for operating activities of continuing operations	(106.0)	(130.0)
Net cash provided by (used for) operating activities of discontinued operations	(1.9)	0.1
Net cash used for operating activities	(107.9)	(129.9)
Cash Flows from Investing:
Capital expenditures	(21.2)	(14.2)
Proceeds from sale of property, plant and equipment	0.6	—
Restricted cash	(0.5)	0.1
Proceeds from sale of business	39.2	—
Net cash provided by (used for) investing activities	18.1	(14.1)
Cash Flows from Financing:
Proceeds from revolving credit facility	149.7	147.9
Payments on long-term debt	(29.5)	(26.7)
Proceeds from long-term debt	9.1	34.2
Payments on notes financing	(14.3)	(11.5)
Debt issuance costs	—	(0.1)
Exercises of stock options	2.7	1.2
Net cash provided by financing activities	117.7	145.0
Effect of exchange rate changes on cash	—	1.2
Net increase in cash and cash equivalents	27.9	2.2
Balance at beginning of period	73.4	68.6
Balance at end of period	$101.3	$70.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2012
1.  Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, the cash flows for the same three-month period, and the financial position at March 31, 2013 and December 31, 2012, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2012.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC’s rules and regulations dealing with interim financial statements.  However, the company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.
All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.
Certain prior period amounts have been reclassified to conform to current presentation.
During the third quarter of 2012 the company identified errors related to its deferred tax liability and goodwill accounts that originated in connection with certain acquisitions five to eleven years ago, resulting in an understatement of these accounts, and a cumulative overstatement of income tax expense. During the fourth quarter of 2012, the company also identified a classification error between goodwill and accumulated other comprehensive income accounts with respect to pensions and postretirement health and other benefits in relation to a certain acquisition completed in 2008. In addition, the company had previously identified an error related to the overstatement of inventory in the Crane segment ($1.1 million in the first quarter of 2012) that had been corrected as an out-of-period adjustment in the second quarter of 2012. The company does not believe these errors to be material to the company’s results of operations, financial position, or cash flows for any of the company’s previously filed annual or quarterly financial statements. The company has revised the condensed consolidated financial statements included herein and revisions have been reflected in past filings containing affected financial information to correct for these errors. These revisions impacted the condensed consolidated financial statements as follows (Note: The figures noted below have not been adjusted for the results of the Jackson business, which has been classified as discontinued operations for all periods presented. See further detail at Note 2, "Discontinued Operations."):
(a) Increase to cost of sales and decrease to earnings from continuing operations before taxes on earnings of $1.1 million for the three months ended March 31, 2012.
(b) Decrease to provision for taxes on income of $0.7 million for the three months ended March 31, 2012 and decrease to net earnings of $0.4 million for the three months ended March 31, 2012.
2. Discontinued Operations
On January 28, 2013, the company sold its Jackson business, which designed, manufactured and sold warewashing equipment and other equipment including racks and tables, to Hoshizaki USA Holdings, Inc. for approximately $38.5 million. Proceeds, net of estimated tax liability, were used to reduce ratably the then-outstanding balances of Term Loans A and B. The transaction resulted in a $1.6 million loss on sale, which included $3.3 million of income tax expense. During March 2013, Hoshizaki USA Holdings, Inc. made a payment to the company of $0.7 million as the final working capital adjustment under the sale agreement. The results of these operations have been classified as discontinued operations.
The following selected financial data of the Jackson business for the three months ended March 31, 2013 and 2012 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended March 31,
(in millions)	2013	2012
Net sales	$2.5	$8.2

Pretax earnings from discontinued operation	$0.1	$0.2
Provision for taxes on earnings	—	0.3
Net earnings (loss) from discontinued operation	$0.1	$(0.1)

The following selected financial data of various other businesses disposed of prior to 2012, primarily consisting of administrative costs, for the three months ended March 31, 2013 and 2012, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended March 31,
(in millions)	2013	2012
Net sales	$—	$—

Pretax loss from discontinued operations	$(0.3)	$(0.4)
Provision (benefit) for taxes on earnings	(0.1)	(0.1)
Net loss from discontinued operations	$(0.2)	$(0.3)
3. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$1.0	$—	$1.0
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$2.7	$1.0	$—	$3.7
Current Liabilities:
Foreign currency exchange contracts	$—	$4.1	$—	$4.1
Commodity contracts	—	1.1	—	1.1
Total current liabilities at fair value	$—	$5.2	$—	$5.2

Non-current Liabilities:
Interest rate swap contracts	$—	$2.5	$—	$2.5
Total Non-current liabilities at fair value	$—	$2.5	$—	$2.5

	Fair Value as of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$2.7	$2.9	$—	$5.6
Current Liabilities:
Foreign currency exchange contracts	$—	$0.9	$—	$0.9
Commodity contracts	—	0.8	—	0.8
Interest rate swap contracts	—	0.3	—	0.3
Total current liabilities at fair value	$—	$2.0	$—	$2.0
Non-current Liabilities:
Interest rate swap contracts	$—	$1.1	$—	$1.1
Total non-current liabilities at fair value	$—	$1.1	$—	$1.1
The fair value of the company’s 9.50% Senior Notes due 2018 was approximately $441.0 million and $447.5 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of the company’s 8.50% Senior Notes due 2020 was approximately $681.8 million and $675.0 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of the company’s 5.875% Senior Notes due 2022 was approximately $313.5 million and $307.5 million as of March 31, 2013 and December 31, 2012, respectively. The fair values of the company’s Term Loans under its Senior Credit Facility were as follows as of March 31, 2013 and December 31, 2012, respectively:  Term Loan A — $276.3 million and $296.0 million; and Term Loan B — $76.3 million and $81.4 million.  See Note 8, “Debt,” for a description of the debt instruments and their related carrying values.
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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; though these markets are typically thinly traded, the liabilities are therefore classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (See Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of March 31, 2013 and December 31, 2012 due to the short-term nature of these instruments.
As a result of its global operating and financing activities, the company is exposed to market risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which may adversely affect the company’s operating results and financial position. When deemed appropriate, the company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the company does not use leveraged derivative financial instruments. The foreign currency exchange, interest rate contracts and commodity contracts are valued using broker quotations. As such, these derivative instruments are classified within Level 2.

4. Derivative Financial Instruments
The company’s risk management objective is to ensure that business exposures to risks that have been identified and measured and are capable of being controlled are minimized using what it believes to be the most effective and efficient methods to eliminate, reduce, or transfer such exposures.  Operating decisions consider associated risks and transactions are structured to minimize or manage risk whenever possible.
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
The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk.  Interest rate swap and cap instruments are entered into to manage interest rate or fair value risk.  Swap contracts on various commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing processes.  The company also enters into various foreign currency derivative instruments to manage foreign currency risk associated with the company’s projected foreign currency denominated purchases, sales, and receivable and payable balances.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $1.7 million of unrealized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.
The risk management objective for the company’s fair market value interest rate hedges is to effectively change the amount of the underlying debt equal to the notional value of the hedges from a fixed to a floating interest rate based on the benchmark one-month U.S. LIBOR rate.  These swaps include an embedded call feature to match the terms of the call schedule embedded in the Senior Notes. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the debt due to changes in the U.S. one-month LIBOR benchmark interest rate.
As of March 31, 2013 and December 31, 2012, the company had the following outstanding commodity and currency forward contracts that were entered into to hedge forecasted transactions:

	Units Hedged
Commodity	March 31, 2013	December 31, 2012		Type
Aluminum	1,440	1,382	MT	Cash Flow
Copper	489	515	MT	Cash Flow
Natural Gas	119,259	158,670	MMBtu	Cash Flow
Steel	9,337	10,041	Tons	Cash Flow

	Units Hedged
Short Currency	March 31, 2013	December 31, 2012	Type
Canadian Dollar	13,901,502	9,351,126	Cash Flow
European Euro	92,098,840	66,389,190	Cash Flow
South Korean Won	2,871,077,158	2,595,874,455	Cash Flow
Singapore Dollar	4,800,000	4,800,000	Cash Flow
United States Dollar	1,316,397	2,398,273	Cash Flow
Chinese Renminbi	120,026,757	187,640,472	Cash Flow
As of March 31, 2013 and December 31, 2012, the company had outstanding $225.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility without the benefit of the interest rate cap.
As of March 31, 2013 and December 31, 2012, the company had $100.0 million notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2022 that were designated as fair value hedges.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Condensed Consolidated Statements of Operations.  As of March 31, 2013 and December 31, 2012, the company had the following outstanding foreign currency exchange contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	March 31, 2013	December 31, 2012	Recognized Location	Purpose
Euro	30,005,131	24,540,841	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	8,817,000	6,432,000	Other income, net	Accounts Payable and Receivable Settlement
Pound Sterling	9,100,000	11,100,000	Other income, net	Accounts Payable and Receivable Settlement
Chinese Renminbi	65,000,000	—	Other income, net	Accounts Payable and Receivable Settlement
The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 was as follows:

		ASSET DERIVATIVES
		March 31, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.9	$2.6
Total derivatives designated as hedging instruments		$0.9	$2.6

		ASSET DERIVATIVES
		March 31, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.1	$0.3
Total derivatives NOT designated as hedging instruments		$0.1	$0.3
Total asset derivatives		$1.0	$2.9

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 was as follows:

		LIABILITY DERIVATIVES
		March 31, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$2.4	$0.4
Commodity contracts	Accounts payable and accrued expenses	1.1	0.8
Interest Rate Swap Contracts: Fixed-to-Float	Other non-current liabilities	$—	$1.1
Total derivatives designated as hedging instruments		$3.5	$2.3

		LIABILITY DERIVATIVES
		March 31, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$1.7	$0.5
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	—	0.3
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	2.5	—
Total derivatives NOT designated as hedging instruments		$4.2	$0.8
Total liability derivatives		$7.7	$3.1
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	March 31, 2013	March 31, 2012	OCI into Income (Effective Portion)	March 31, 2013	March 31, 2012
Foreign exchange contracts	$(2.3)	$2.2	Cost of sales	$0.3	$(0.8)
Interest rate swap & cap contracts	—	(0.1)	Interest expense	—	—
Commodity contracts	(0.1)	2.5	Cost of sales	(0.5)	(0.7)
Total	$(2.4)	$4.6		$(0.2)	$(1.5)

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	March 31, 2013	March 31, 2012
Commodity contracts	Cost of sales	$—	$(0.1)
Total		$—	$(0.1)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	March 31, 2013	March 31, 2012
Foreign exchange contracts	Other income	$(0.2)	$(0.8)
Interest rate swaps	Other income	—	2.3
Total		$(0.2)	$1.5
The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	March 31, 2013	March 31, 2012
Interest rate swap contracts	Interest expense	$(1.3)	$(3.8)
Total		$(1.3)	$(3.8)
5. Inventories
The components of inventories as of March 31, 2013 and December 31, 2012 are summarized as follows:

(in millions)	March 31, 2013	December 31, 2012
Inventories — gross:
Raw materials	$239.0	$231.1
Work-in-process	187.9	149.7
Finished goods	482.2	437.6
Total inventories — gross	909.1	818.4
Excess and obsolete inventory reserve	(70.9)	(74.2)
Net inventories at FIFO cost	838.2	744.2
Excess of FIFO costs over LIFO value	(36.2)	(36.6)
Inventories — net	$802.0	$707.6
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2012, and the three months ended March 31, 2013 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2012	$338.8	$1,384.9	$1,723.7
Asset impairments	—	(515.7)	(515.7)
Net balance as of January 1, 2012	338.8	869.2	1,208.0
Restructuring reserve adjustment	—	(0.6)	(0.6)
Foreign currency impact	2.9	0.4	3.3
Gross balance as of December 31, 2012	$341.7	$1,384.7	$1,726.4
Asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2012	$341.7	$869.0	$1,210.7
Foreign currency impact	(3.7)	—	(3.7)
Gross balance as of March 31, 2013	338.0	1,384.7	1,722.7
Asset impairments	—	(515.7)	(515.7)
Net balance as of March 31, 2013	$338.0	$869.0	$1,207.0

The company performs its annual impairment analysis relative to goodwill and indefinite-lived intangible assets as of June 30 of each fiscal year.  The company continually monitors market conditions to determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted.  In the event the company determines that assets are impaired in the future, the company would recognize a non-cash impairment charge, which could have a material adverse effect on the company’s condensed consolidated balance sheet and results of operations.
The gross carrying amount, accumulated amortization and net book value of the company’s intangible assets other than goodwill at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013			December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$306.4	$—	$306.4	$309.4	$—	$309.4
Customer relationships	426.9	(99.7)	327.2	426.7	(94.1)	332.6
Patents	33.0	(26.0)	7.0	33.6	(26.1)	7.5
Engineering drawings	11.0	(8.2)	2.8	11.1	(8.1)	3.0
Distribution network	20.2	—	20.2	20.6	—	20.6
Other intangibles	177.0	(57.5)	119.5	178.2	(54.9)	123.3
Total	$974.5	$(191.4)	$783.1	$979.6	$(183.2)	$796.4
Amortization expense for the three months ended March 31, 2013 and 2012 was $9.1 million and $9.3 million, respectively.
7.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at March 31, 2013 and December 31, 2012 are summarized as follows:

(in millions)	March 31, 2013	December 31, 2012
Trade accounts payable and interest payable	$516.1	$510.2
Employee related expenses	113.8	96.9
Restructuring expenses	24.4	25.3
Profit sharing and incentives	11.8	42.9
Accrued rebates	29.9	39.7
Deferred revenue - current	27.8	29.5
Derivative liabilities	5.2	1.9
Income taxes payable	24.7	37.6
Miscellaneous accrued expenses	113.9	128.9
	$867.6	$912.9
8. Debt
Outstanding debt at March 31, 2013 and December 31, 2012 is summarized as follows:

(in millions)	March 31, 2013	December 31, 2012
Revolving credit facility	$183.6	$34.4
Term loan A	277.1	297.5
Term loan B	75.4	81.0
Senior notes due 2018	410.0	410.5
Senior notes due 2020	620.5	621.2
Senior notes due 2022	297.6	298.9
Other	88.5	81.3
Total debt	1,952.7	1,824.8
Less current portion and short-term borrowings	(85.6)	(92.8)
Long-term debt	$1,867.1	$1,732.0
On May 13, 2011, the company entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”).
The Senior Credit Facility currently includes three different loan facilities.  The first is a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.  Including interest rate caps as of March 31, 2013, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.00% and 4.25%, respectively.  Excluding interest rate caps, Term Loan A and Term Loan B interest rates were also 3.00% and 4.25%, respectively, as of March 31, 2013. The weighted average interest rates for the term loans including and excluding the impact of interest rate caps were the same because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level as of March 31, 2013.
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
The company has the following three series of Senior Notes outstanding (collectively the “Senior Notes”):
•5.875% Senior Notes due 2022 (the "2022 Notes"); original principal amount: $300.0 million
•8.50% Senior Notes due 2020 (the "2020 Notes"); original principal amount: $600.0 million
•9.50% Senior Notes due 2018 (the "2018 Notes"); original principal amount: $400.0 million

Interest on the 2022 Notes is payable semiannually in April and October of each year; interest on the 2020 Notes is payable semiannually in May and November of each year; and, interest on the 2018 Notes is payable semiannually in February and August of each year.
Each series of Senior Notes is an unsecured senior obligation ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s 100% owned domestic subsidiaries; these subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.
The following would be the principal and premium paid by the company, expressed as percentages of the principal amount thereof, if it redeems the 2022 Notes during the 12-month period commencing on October 15 of the year set forth below:

Year	Percentage
2017	102.938%
2018	101.958%
2019	100.979%
2020 and thereafter	100.000%
In addition, at any time prior to October 15, 2015, the company is permitted to, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the 2022 Notes at a redemption price of 105.875%, plus accrued but unpaid interest, if any, to the date of redemption; provided that (1) at least 65% of the principal amount of the 2022 Notes outstanding remains outstanding immediately after any such redemption; and (2) the company makes such redemptions not more than 90 days after the consummation of any such public offering. Further, the company is required to offer to repurchase the 2022 Notes for cash at a price of 101% of the aggregate principal amount of the 2022 Notes, plus accrued and unpaid interest, if any, upon the occurrence of a change of control triggering event.
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
In addition, at any time, or from time to time, on or prior to February 15, 2013, the company would have been able to, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the principal amount of the 2018 Notes outstanding at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that (1) at least 65% of the principal amount of the 2018 Notes outstanding remains outstanding immediately after any such redemption; and (2) the company makes such redemption not more than 90 days after the consummation of any such public offering. The company did not make use of this equity redemption provision on or prior to February 15, 2013. Therefore this equity clawback redemption option is no longer available for the 2018 Notes.
As of March 31, 2013, the company had outstanding $88.5 million of other indebtedness that has a weighted-average interest rate of approximately 6.6%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of June 30, 2011, the company offset, dedesignated and wrote-off all of its previous interest rate swaps against Term Loans A and B interest due to the amendment of its Senior Credit Facility.  As of March 31, 2013, the company had outstanding $225.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility. As of March 31, 2013, $100.0 million of the 2022 Notes were swapped to floating rate interest. Including the impact of these swaps, the 2022 Notes have an all-in interest rate of 5.35%.
In the third quarter of 2011, the company monetized the derivative asset related to the fixed-to-float interest rate swaps in connection with the 2018 and 2020 Notes and received $21.5 million.  The gain was treated as an increase to the debt balances for each of the 2018 and 2020 Notes and is being amortized to interest expense over the life of the original swap.  The company subsequently entered new interest rate swaps.
In the third quarter of 2012, the company further monetized the new fixed-to-float derivative asset related to its 2018 and 2020 notes and received $14.8 million in the quarter.  Consistent with the 2011 monetization discussed above, the company treated the gain as an increase to the debt balances for each of the 2018 and 2020 Notes, which is being amortized to interest expense over the life of the original swaps. The company did not subsequently enter into new interest rate swaps related to the 2018 and 2020 Notes.
The balance sheet values of the Senior Notes as of March 31, 2013 and December 31, 2012 are not equal to the face value of the Notes due to the fact that the monetized value and the fair market value of the fixed-to-float interest rate hedges on these Notes are included in the applicable balance sheet values (See Note 4, “Derivative Financial Instruments” for more information).
As of March 31, 2013, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2018 Notes, the 2020 Notes, and the 2022 Notes.  Based upon our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent 12 months. As of March 31, 2013 our Consolidated Senior Secured Leverage Ratio was 1.84:1, while the maximum ratio is 3.50:1 and our Consolidated Interest Coverage Ratio was 3.11:1, above the minimum ratio of 2.25:1.
9. Accounts Receivable Securitization
The company maintains an accounts receivable securitization program with a commitment size of $150.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., 60 days) as noted below. Trade accounts receivables sold to a third-party financial institution (“Purchaser”) and being serviced by the company totaled $149.2 million as of March 31, 2013 and $149.2 million at December 31, 2012.

Due to an average collection cycle of less than 60 days for such accounts receivable as well as the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded as of March 31, 2013 and December 31, 2012 was $72.2 million and $34.3 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
The accounts receivable securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the Senior Credit Facility.  As of March 31, 2013, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the accounts receivable securitization program.  Based on our current plans and outlook, we believe we will be able to comply with these covenants during the subsequent twelve months.
10.  Income Taxes
For the three months ended March 31, 2013, the company recorded an income tax expense of $8.5 million, compared to an income tax expense of $11.4 million for the three months ended March 31, 2012.  The decrease in the company’s tax expense for the three months ended March 31, 2013 relative to the prior year resulted primarily from the jurisdictional mix of pre-tax earnings and net discrete items, principally the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.
The company’s unrecognized tax benefits, excluding interest and penalties, were $48.1 million as of March 31, 2013, and $56.7 million as of March 31, 2012.  All of the company’s unrecognized tax benefits as of March 31, 2013, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $5.1 million, either because the company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 and 2009.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008.  In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any.  The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012.  In January 2013, the company received a formal rebuttal from the IRS and notification of the assignment of this matter to its Appeals division. The time frame for the Appeals process has not yet been established. The company will continue to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  However, there can be no assurance that this matter will be resolved in the company’s favor.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009; the company also formally disagreed with these adjustments.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of March 31, 2013, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
As of March 31, 2013, there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.
11.  Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2013	2012
Basic weighted average common shares outstanding	132,306,735	130,550,681
Effect of dilutive securities	2,686,322	3,131,095
Diluted weighted average common shares outstanding	134,993,057	133,681,776
For the three months ended March 31, 2013 and March 31, 2012, 2.7 million and 3.5 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.
No dividends were paid during each of the three months ended March 31, 2013 and March 31, 2012.
12.  Stockholders’ Equity
The following is a roll forward of retained earnings and noncontrolling interest for the three months ended March 31, 2013 and 2012:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2012	$222.1	$(19.0)
Net earnings (loss)	10.4	(2.3)
Balance at March 31, 2013	$232.5	$(21.3)

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2011	$131.0	$(9.9)
Net loss	(0.3)	(1.9)
Balance at March 31, 2012	$130.7	$(11.8)
Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.
Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of March 31, 2013, the company has purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization; however, the company has not purchased any shares of its common stock under this authorization since 2006.
A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2013 is as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2012	$0.6	$(80.3)	$50.3	$(29.4)
Other comprehensive loss before reclassifications	(2.5)	—	(14.6)	(17.1)
Amounts reclassified from accumulated other comprehensive income	(0.1)	1.0	—	0.9
Net current period other comprehensive income (loss)	(2.6)	1.0	(14.6)	(16.2)
Balance at March 31, 2013	$(2.0)	$(79.3)	$35.7	$(45.6)
A reconciliation for the reclassifications out of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Location of (Gain) or Loss Reclassified from Accumulated OCI into Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.3)		Cost of sales
Commodity contracts	0.5		Cost of sales
	0.2		Total before tax
	(0.1)		Tax expense
	$0.1		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.3)	(a)
	(1.3)		Total before tax
	0.3		Tax benefit
	$(1.0)		Net of Tax

Total reclassifications for the period	$(0.9)		Net of Tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16, "Employee Benefit Plans" for further details).
13.  Stock-Based Compensation
Stock-based compensation expense was $4.5 million and $4.9 million for the three months ended March 31, 2013 and 2012, respectively.  The company granted options to acquire 0.4 million and 0.7 million shares of common stock to officers and employees during the first quarters of 2013 and 2012, respectively.  In addition, the company issued a total of 0.1 million shares of restricted stock to directors during the first quarter of 2013, and 0.2 million shares of restricted stock to directors and employees during the first quarter of 2012.  The restrictions on all shares of restricted stock expire on the third anniversary of the applicable grant date.
Performance shares granted are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year.  The performance shares granted in 2013 and 2012 are earned based on the extent which performance goals are met by the company over three-year periods from January 1, 2013 to December 31, 2015, and January 1, 2012 to December 31, 2014, respectively.  The performance goals for the performance shares granted in 2013 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on debt reduction over the three-year period. The performance goals for the performance shares granted in 2012 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on improvement in the company’s total leverage ratio over the three-year period.  Depending on the foregoing factors, the number of shares awarded could range from zero to 1.0 million and zero to 0.7 million for the 2013 and 2012 performance share grants, respectively.
The company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
14.  Contingencies and Significant Estimates
As of March 31, 2013, the company held reserves for environmental matters related to Enodis locations of approximately $0.4 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in the aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of March 31, 2013, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of March 31, 2013, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 were $28.5 million and $27.9 million, respectively; $5.4 million and $6.3 million, respectively, was reserved specifically for actual cases and $23.1 million and $21.6 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
As of March 31, 2013 and December 31, 2012, the company had reserved $101.5 million and $101.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.
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
15. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of March 31, 2013 and December 31, 2012 was $68.6 million and $67.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding as of March 31, 2013 and December 31, 2012 was $56.8 million and $80.5 million, respectively.  These amounts are not reduced for amounts the company would recover from repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2017.
During the three months ended March 31, 2013 the company sold $2.1 million of additional long term notes receivable to third party financing companies; the company did not sell any long term notes receivable during the three months ended March 31, 2012. Related to notes sold, the company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Condensed Consolidated Statements of Cash Flows.  During the three months ended March 31, 2013 and 2012, the customers paid $16.4 million and $11.5 million, respectively, on the notes to the third party financing companies.  As of March 31, 2013 and December 31, 2012, the outstanding balance of the notes receivable guaranteed by the company was $13.0 million and $27.1 million, respectively.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the three months ended March 31, 2013 and the year ended December 31, 2012:

(in millions)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance at beginning of period	$101.4	$103.7
Accruals for warranties issued during the period	15.9	57.1
Settlements made (in cash or in kind) during the period	(14.9)	(59.9)
Currency translation	(0.9)	0.5
Balance at end of period	$101.5	$101.4
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
The components of periodic benefit costs for the three months ended March 31, 2013 and March 31, 2012 are as follows:

	Three months ended March 31, 2013
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.6	$0.2
Interest cost of projected benefit obligations	2.4	2.5	0.5
Expected return on plan assets	(2.5)	(1.9)	—
Amortization of actuarial net loss	0.8	0.5	—
Net periodic benefit costs	$0.7	$1.7	$0.7

	Three months ended March 31, 2012
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2
Interest cost of projected benefit obligations	2.5	2.5	0.7
Expected return on plan assets	(2.5)	(2.0)	—
Amortization of actuarial net loss	0.7	0.2	0.1
Net periodic benefit costs	$0.7	$1.2	$1.0
17. Restructuring
The following is a rollforward of all restructuring activities relating to the Crane segment for the three months ended March 31, 2013 (in millions):

Restructuring Reserve Balance as of December 31, 2012	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of March 31, 2013
$8.4	$—	$(0.7)	$—	$7.7
The following is a rollforward of all restructuring activities relating to the Foodservice segment for the three months ended March 31, 2013 (in millions):

Restructuring Reserve Balance as of December 31, 2012	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of March 31, 2013
$16.9	$0.3	$(0.5)	$—	$16.7
18. Recent Accounting Changes and Pronouncements
In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This update changes to a parent entity's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is effective prospectively for the company's annual and interim periods beginning after December 15, 2012. The adoption of this new ASU did not impact the company's consolidated financial statements. See Note 12, “Stockholders' Equity” for related disclosures.
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

	Three months ended March 31,
(in millions)	2013	2012
Net sales:
Crane	$547.4	$507.9
Foodservice	350.6	344.0
Total net sales	$898.0	$851.9
Earnings (loss) from continuing operations:
Crane	$31.3	$21.4
Foodservice	49.1	51.0
Corporate expense	(18.5)	(16.0)
Amortization expense	(9.1)	(9.3)
Restructuring expense	(0.3)	(0.7)
Other	(0.3)	—
Earnings from continuing operations	$52.2	$46.4
Other income (expenses):
Interest expense	$(33.3)	$(33.0)
Amortization of deferred financing fees	(1.8)	(2.0)
Loss on debt extinguishment	(0.4)	—
Other income (expense)-net	1.6	(1.8)
Earnings from continuing operations before taxes on earnings	$18.3	$9.6
As of March 31, 2013 and December 31, 2012, the total assets by segment were as follows:

(in millions)	March 31, 2013	December 31, 2012
Crane	$1,973.3	$1,903.3
Foodservice	1,944.9	1,956.8
Corporate	204.2	197.2
Total	$4,122.4	$4,057.3
20.  Subsidiary Guarantors of 2018 Notes, 2020 Notes and 2022 Notes

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the 2018 Notes, 2020 Notes and 2022 Notes, which include substantially all of the domestic, 100% owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly- and partially-owned foreign subsidiaries of the Parent, which do not guarantee the 2018 Notes, 2020 Notes and 2022 Notes (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$619.8	$447.5	$(169.3)	$898.0
Costs and expenses:
Cost of sales	—	479.6	367.7	(169.3)	678.0
Engineering, selling and administrative expenses	17.7	64.3	76.1	—	158.1
Amortization expense	—	7.4	1.7	—	9.1
Restructuring expense	—	—	0.3	—	0.3
Other	—	0.3	—	—	0.3
Equity in (earnings) loss of subsidiaries	(25.5)	(12.8)	—	38.3	—
Total costs and expenses	(7.8)	538.8	445.8	(131.0)	845.8
Operating earnings (loss) from continuing operations	7.8	81.0	1.7	(38.3)	52.2
Other income (expenses):
Interest expense	(30.4)	(0.2)	(2.7)	—	(33.3)
Amortization of deferred financing fees	(1.8)	—	—	—	(1.8)
Loss on debt extinguishment	(0.4)	—	—	—	(0.4)
Management fee income (expense)	14.8	(17.4)	2.6	—	—
Other income (expense), net	4.4	(7.7)	4.9	—	1.6
Total other income (expenses)	(13.4)	(25.3)	4.8	—	(33.9)
Earnings (loss) from continuing operations before taxes on earnings	(5.6)	55.7	6.5	(38.3)	18.3
Provision (benefit) for taxes on income	(16.0)	19.2	5.3	—	8.5
Earnings (loss) from continuing operations	10.4	36.5	1.2	(38.3)	9.8
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.2)	0.1	—	(0.1)
Loss on sale of discontinued operations, net of income taxes	—	—	(1.6)	—	(1.6)
Net earnings (loss)	10.4	36.3	(0.3)	(38.3)	8.1
Less: Net loss attributable to noncontrolling interest	—	—	(2.3)	—	(2.3)
Net earnings (loss) attributable to Manitowoc	$10.4	$36.3	$2.0	$(38.3)	$10.4

Comprehensive income (loss) attributable to Manitowoc	$(5.8)	$36.3	$8.1	$(44.4)	$(5.8)

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$584.1	$408.0	$(140.2)	$851.9
Costs and expenses:
Cost of sales	—	449.0	339.8	(140.2)	648.6
Engineering, selling and administrative expenses	15.3	60.0	71.6	—	146.9
Amortization expense	—	7.5	1.8	—	9.3
Restructuring expense	—	0.1	0.6	—	0.7
Other	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	(8.9)	(14.4)	—	23.3	—
Total costs and expenses	6.4	502.2	413.8	(116.9)	805.5
Operating earnings (loss) from continuing operations	(6.4)	81.9	(5.8)	(23.3)	46.4
Other income (expenses):
Interest expense	(30.1)	(0.5)	(2.4)	—	(33.0)
Amortization of deferred financing fees	(2.0)	—	—	—	(2.0)
Management fee income (expense)	15.4	(18.5)	3.1	—	—
Other income (expense), net	17.0	(17.9)	(0.9)	—	(1.8)
Total other income (expenses)	0.3	(36.9)	(0.2)	—	(36.8)
Earnings (loss) from continuing operations before taxes on earnings	(6.1)	45.0	(6.0)	(23.3)	9.6
Provision (benefit) for taxes on earnings	(5.8)	11.5	5.7	—	11.4
Earnings (loss) from continuing operations	(0.3)	33.5	(11.7)	(23.3)	(1.8)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.3)	(0.1)	—	(0.4)
Net earnings (loss)	(0.3)	33.2	(11.8)	(23.3)	(2.2)
Less: Net loss attributable to noncontrolling interest	—	—	(1.9)	—	(1.9)
Net earnings (loss) attributable to Manitowoc	$(0.3)	$33.2	$(9.9)	$(23.3)	$(0.3)

Comprehensive income (loss) attributable to Manitowoc	$20.1	$33.2	$(6.4)	$(26.8)	$20.1

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of March 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$15.7	$6.0	$79.6	$—	$101.3
Marketable securities	2.7	—	—	—	2.7
Restricted cash	5.3	—	5.6	—	10.9
Accounts receivable — net	—	31.3	311.3	—	342.6
Intercompany interest receivable	11.8	3.1	—	(14.9)	—
Inventories — net	—	365.2	436.8	—	802.0
Deferred income taxes	73.3	—	16.9	—	90.2
Other current assets	2.2	3.2	92.4	—	97.8
Total current assets	111.0	408.8	942.6	(14.9)	1,447.5
Property, plant and equipment — net	6.3	277.6	271.4	—	555.3
Goodwill	—	969.1	237.9	—	1,207.0
Other intangible assets — net	—	613.5	169.6	—	783.1
Intercompany long-term receivable	905.2	158.5	897.6	(1,961.3)	—
Intercompany accounts receivable	—	1,388.1	1,711.5	(3,099.6)	—
Other non-current assets	47.4	4.3	77.8	—	129.5
Investment in affiliates	5,093.0	3,451.0	—	(8,544.0)	—
Total assets	$6,162.9	$7,270.9	$4,308.4	$(13,619.8)	$4,122.4
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$81.6	$415.5	$370.5	$—	$867.6
Short-term borrowings and current portion of long-term debt	23.5	0.7	61.4	—	85.6
Intercompany interest payable	3.1	—	11.8	(14.9)	—
Product warranties	—	44.7	37.5	—	82.2
Customer advances	—	9.9	15.3	—	25.2
Product liabilities	—	24.0	4.5	—	28.5
Total current liabilities	108.2	494.8	501.0	(14.9)	1,089.1
Non-Current Liabilities:
Long-term debt, less current portion	1,817.1	2.8	47.2	—	1,867.1
Deferred income taxes	176.3	—	44.2	—	220.5
Pension obligations	79.2	12.1	22.2	—	113.5
Postretirement health and other benefit obligations	49.6	—	3.6	—	53.2
Long-term deferred revenue	—	10.5	30.3	—	40.8
Intercompany long-term note payable	183.3	828.7	949.3	(1,961.3)	—
Intercompany accounts payable	3,041.8	—	57.8	(3,099.6)	—
Other non-current liabilities	105.7	16.0	36.1	—	157.8
Total non-current liabilities	5,453.0	870.1	1,190.7	(5,060.9)	2,452.9
Equity
Manitowoc stockholders’ equity	601.7	5,906.0	2,638.0	(8,544.0)	601.7
Noncontrolling interest	—	—	(21.3)	—	(21.3)
Total equity	601.7	5,906.0	2,616.7	(8,544.0)	580.4
Total liabilities and equity	$6,162.9	$7,270.9	$4,308.4	$(13,619.8)	$4,122.4

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$12.0	$4.0	$57.4	$—	$73.4
Marketable securities	2.7	—	—	—	2.7
Restricted cash	5.3	—	5.3	—	10.6
Accounts receivable — net	0.4	29.0	303.3	—	332.7
Intercompany interest receivable	4.1	3.2	—	(7.3)	—
Inventories — net	—	338.3	369.3	—	707.6
Deferred income taxes	70.9	—	18.1	—	89.0
Other current assets	3.8	3.5	107.9	(10.0)	105.2
Current assets of discontinued operations	—	—	6.8	—	6.8
Total current assets	99.2	378.0	868.1	(17.3)	1,328.0
Property, plant and equipment — net	6.8	271.3	278.0	—	556.1
Goodwill	—	969.1	241.6	—	1,210.7
Other intangible assets — net	—	620.9	175.5	—	796.4
Intercompany long-term notes receivable	928.6	158.6	897.5	(1,984.7)	—
Intercompany accounts receivable	—	924.1	1,260.3	(2,184.4)	—
Other non-current assets	49.3	4.5	76.5	—	130.3
Long-term assets of discontinued operations	—	—	35.8	—	35.8
Investment in affiliates	4,985.4	3,443.6	—	(8,429.0)	—
Total assets	$6,069.3	$6,770.1	$3,833.3	$(12,615.4)	$4,057.3
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$93.6	$410.6	$408.7	$—	$912.9
Short-term borrowings and current portion of long-term debt	45.2	0.7	56.9	(10.0)	92.8
Intercompany interest payable	3.2	—	4.1	(7.3)	—
Product warranties	—	44.5	37.6	—	82.1
Customer advances	—	7.8	16.4	—	24.2
Product liabilities	—	23.5	4.4	—	27.9
Current liabilities of discontinued operation	—	—	6.0	—	6.0
Total current liabilities	142.0	487.1	534.1	(17.3)	1,145.9
Non-Current Liabilities:
Long-term debt, less current portion	1,708.3	3.0	20.7	—	1,732.0
Deferred income taxes	176.0	—	47.0	—	223.0
Pension obligations	80.0	12.2	22.1	—	114.3
Postretirement health and other benefit obligations	49.8	—	3.6	—	53.4
Long-term deferred revenue	—	6.0	31.7	—	37.7
Intercompany long-term note payable	183.3	827.5	973.9	(1,984.7)	—
Intercompany accounts payable	3,024.9	—	57.9	(3,082.8)	—
Other non-current liabilities	104.7	15.6	40.8	—	161.1
Long-term liabilities of discontinued operations	—	—	8.6	—	8.6
Total non-current liabilities	5,327.0	864.3	1,206.3	(5,067.5)	2,330.1
Equity
Manitowoc stockholders' equity	600.3	5,418.7	2,111.9	(7,530.6)	600.3
Noncontrolling interest	—	—	(19.0)	—	(19.0)
Total equity	600.3	5,418.7	2,092.9	(7,530.6)	581.3
Total liabilities and equity	$6,069.3	$6,770.1	$3,833.3	$(12,615.4)	$4,057.3

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(29.9)	$20.9	$(97.0)	$—	$(106.0)
Cash provided by (used for) operating activities of discontinued operations	—	(0.2)	(1.7)	—	(1.9)
Net cash provided by (used for) operating activities	$(29.9)	$20.7	$(98.7)	$—	$(107.9)
Cash Flows from Investing:
Capital expenditures	$—	$(12.3)	$(8.9)	$—	$(21.2)
Proceeds from sale of property, plant and equipment	—	0.2	0.4	—	0.6
Restricted cash	—	—	(0.5)	—	(0.5)
Proceeds from sale of business	—	—	39.2	—	39.2
Intercompany investments	(67.5)	5.4	76.3	(14.2)	—
Net cash provided by (used for) investing activities	(67.5)	(6.7)	106.5	(14.2)	18.1
Cash Flows from Financing:
Payments on long-term debt	$(27.2)	$(0.2)	$(2.1)	$—	$(29.5)
Proceeds from long-term debt	—	—	9.1	—	9.1
Proceeds on revolving credit facility—net	125.6	—	24.1	—	149.7
Proceeds (payments) on notes financing—net	—	—	(14.3)	—	(14.3)
Exercises of stock options	2.7	—	—	—	2.7
Intercompany financing	—	(11.8)	(2.4)	14.2	—
Net cash provided by (used for) financing activities	101.1	(12.0)	14.4	14.2	117.7
Effect of exchange rate changes on cash	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	3.7	2.0	22.2	—	27.9
Balance at beginning of period	12.0	4.0	57.4	—	73.4
Balance at end of period	$15.7	$6.0	$79.6	$—	$101.3

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(20.5)	$8.1	$(117.6)	$—	$(130.0)
Cash provided by (used for) operating activities of discontinued operations	—	(0.3)	0.4	—	0.1
Net cash provided by (used for) operating activities	$(20.5)	$7.8	$(117.2)	$—	$(129.9)
Cash Flows from Investing:
Capital expenditures	$(0.3)	$(5.7)	$(8.2)	$—	$(14.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	—
Restricted cash	(0.1)	—	0.2	—	0.1
Intercompany investments	(84.3)	(31.9)	79.5	36.7	—
Net cash provided by (used for) investing activities	$(84.7)	$(37.6)	$71.5	$36.7	$(14.1)
Cash Flows from Financing:
Payments on long-term debt	$(9.4)	$(0.2)	$(17.1)	$—	$(26.7)
Proceeds from long-term debt	—	—	34.2	—	34.2
Proceeds from (payments on) revolving credit facility—net	117.0	—	30.9	—	147.9
Proceeds from (payments on) notes financing—net	—	(0.6)	(10.9)	—	(11.5)
Debt issue costs	(0.1)	—	—	—	(0.1)
Exercises of stock options	1.2	—	—	—	1.2
Intercompany financing	—	34.7	2.0	(36.7)	—
Net cash provided by (used for) financing activities	108.7	33.9	39.1	(36.7)	145.0
Effect of exchange rate changes on cash	—	—	1.2	—	1.2
Net increase (decrease) in cash and cash equivalents	3.5	4.1	(5.4)	—	2.2
Balance at beginning of period	4.2	8.5	55.9	—	68.6
Balance at end of period	$7.7	$12.6	$50.5	$—	$70.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations for the Three Months Ended March 31, 2013 and 2012
Analysis of Net Sales
The following table presents net sales by business segment:

	Three Months Ended March 31,
(in millions)	2013	2012
Net sales:
Crane	$547.4	$507.9
Foodservice	350.6	344.0
Total net sales	$898.0	$851.9
Consolidated net sales for the three months ended March 31, 2013 increased 5.4% to $898.0 million from $851.9 million for the same period in 2012.  The increase in net sales was primarily driven by a 7.8% increase in the Crane segment for the three months ended March 31, 2013 compared to the same period in 2012.  Foodservice segment net sales for the three months ended March 31, 2013 increased 1.9% compared to the prior year period.
Crane segment net sales increased 7.8% for the three months ended March 31, 2013 to $547.4 million versus $507.9 million for the same period in 2012.  The increase in net sales was primarily driven by product mix predominantly in the Americas and Europe, Middle East and Africa regions, partially offset by sales decreases in the Greater Asia Pacific region as a result of volume reductions.  Crane segment sales for the three months ended March 31, 2013 were unfavorably impacted by $0.3 million from the volatility of foreign currencies in relation to the U.S. Dollar.
As of March 31, 2013, total Crane segment backlog was $776.1 million, a 2.7% increase over the December 31, 2012 backlog of $755.8 million, and a 16.6% decrease over the March 31, 2012 backlog of $931.0 million.
Net sales from the Foodservice segment for the three months ended March 31, 2013 increased 1.9% to $350.6 million versus $344.0 million for the same time period in 2012.  The increase in net sales was primarily driven by volume increases as a result of new product roll outs and pricing actions, partially offset by increases in rebates and discounts as a result of the volume increases.  Foodservice segment sales for the three months ended March 31, 2013 were unfavorably impacted by $0.2 million from the volatility of foreign currencies in relation to the U.S. Dollar.
Analysis of Operating Earnings
The following table presents operating earnings by business segment. The results for the three months ended March 31, 2012 have been revised to reflect the correction of errors related to this period. See Note 1, “Accounting Policies” for further discussion of these revisions.

	Three Months Ended March 31,
(in millions)	2013	2012
Earnings from operations:
Crane	$31.3	$21.4
Foodservice	49.1	51.0
Corporate expense	(18.5)	(16.0)
Amortization expense	(9.1)	(9.3)
Restructuring expense	(0.3)	(0.7)
Other	(0.3)	—
Total	$52.2	$46.4
Consolidated gross profit for the three months ended March 31, 2013 was $220.0 million, an increase of $16.7 million compared to the $203.3 million of consolidated gross profit for the same period in 2012.  This increase in consolidated gross profit was due to a 13.9% increase in Crane segment gross profit and a 3.6% increase in Foodservice segment gross profit compared to the prior year period.
For the three months ended March 31, 2013 compared to the same period in 2012, the Crane segment gross profit increased by $12.6 million.  Net sales increased as a result of favorable product mix coupled with pricing actions, which drove the increase in gross profit for the three months ended March 31, 2013 compared to the same period in 2012.
For the three months ended March 31, 2013, the Foodservice segment gross profit increased $4.1 million compared to the same period last year.  Cost reduction initiatives, pricing actions, and increases in volumes primarily drove the increase in gross profit for the Foodservice segment, partially offset by increases in rebates and discounts, material, labor and other costs.
For the three months ended March 31, 2013, engineering, selling and administrative (ES&A) expenses increased $11.2 million to $158.1 million versus $146.9 million for the three months ended March 31, 2012.  The Foodservice segment ES&A increased $6.0 million for the three months ended March 31, 2013 compared to the prior year period primarily as a result of increased investment in strategic projects, differences in pension expenses, and an increase in headcount.  The Crane segment ES&A increased $2.7 million for the three months ended March 31, 2013 compared to the prior year period primarily as a result of the recognition of reserves for a small number of discrete customer financing issues and increased levels of engineering and trade show expense, partially offset by a decrease in employee compensation costs. Corporate expenses were higher for the three months ended March 31, 2013 versus the prior year period due to higher employee benefit costs, partially offset by decreases in professional fees and stock award compensation costs.
For the three months ended March 31, 2013, Crane segment operating earnings were $31.3 million compared to $21.4 million for the three months ended March 31, 2012.  Crane segment operating earnings increased in the three-month period due to the aforementioned increase in sales as a result of favorable product mix coupled with pricing actions, partially offset by the increase in ES&A described above.
For the three months ended March 31, 2013, Foodservice segment operating earnings were $49.1 million compared to $51.0 million for the three months ended March 31, 2012.  Foodservice segment operating earnings decreased in the three months ended March 31, 2013 compared to the prior year due to increased ES&A expense primarily as a result of increased investment in strategic projects and an increase in headcount, partially offset by increases in gross profit described above.
For the three months ended March 31, 2013, corporate expenses were $18.5 million compared to $16.0 million for the three months ended March 31, 2012. Corporate expenses increased due to higher employee benefit costs, partially offset by decreases in professional fees and stock award compensation costs.
Analysis of Non-Operating Income Statement Items
The loss on debt extinguishment for the three months ended March 31, 2013 was $0.4 million.  The loss relates to the accelerated pay downs on Term Loans A and B.
Interest expense for the three months ended March 31, 2013 was $33.3 million versus $33.0 million for the three months ended March 31, 2012.  The increase in interest expense for the three months ended March 31, 2013 was a result of slightly higher weighted average interest rates, partially offset by the company's debt reduction efforts.  Amortization expenses for deferred financing fees were $1.8 million for the three months ended March 31, 2013 compared to $2.0 million for the three months ended March 31, 2012.  The decrease in expense for the three months ended March 31, 2013 was related to the lower balance of deferred financing fees as a result of the accelerated pay downs of Term Loans in 2012.
Other income (expense), net for the three months ended March 31, 2013 was income of $1.6 million compared to other expense of $1.8 million for the same period ended 2012.  The increase in other income for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to foreign currency exchange gains for the three months ended March 31, 2013 compared to foreign currency exchange losses in the prior year period.
For the three months ended March 31, 2013, the company recorded an income tax expense of $8.5 million, compared to an income tax expense of $11.4 million for the three months ended March 31, 2012.  The decrease in the company’s tax expense for the three months ended March 31, 2013 relative to the prior year resulted primarily from the jurisdictional mix of pre-tax earnings and net discrete items, principally the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.

The company’s unrecognized tax benefits, excluding interest and penalties, were $48.1 million as of March 31, 2013, and $56.7 million as of March 31, 2012.  All of the company’s unrecognized tax benefits as of March 31, 2013, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $5.1 million, either because the company’s tax positions are sustained on audit or settled or the applicable statute of limitations closes.
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 and 2009.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008.  In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any.  The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012.  In January 2013, the company received a formal rebuttal from the IRS and notification of the assignment of this matter to its Appeals division. The time frame for the Appeals process has not yet been established. The company will continue to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  However, there can be no assurance that this matter will be resolved in the company’s favor.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009; the company also formally disagreed with these adjustments.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of March 31, 2013, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
As of March 31, 2013 there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.
Loss on sale of discontinued operations was $1.6 million for the three months ended March 31, 2013.  The loss was primarily attributable to tax expense of $3.3 million on the sale of the Jackson business in January 2013. For more information regarding the sale of the Jackson business, see Note 2, "Discontinued Operations," of the condensed financial statements.
Financial Condition
First Three Months of 2013
Cash and cash equivalents balance as of March 31, 2013 totaled $101.3 million, which was an increase of $27.9 million from the December 31, 2012 balance of $73.4 million.  Cash flow used for operating activities of continuing operations for the first three months of 2013 was $106.0 million compared to cash used for continuing operations of $130.0 million for the first three months of 2012.  During the first three months of 2013, cash flow used for continuing operations was primarily a result of working capital to support increased order activity.  Inventory increases resulted in a use of cash of $102.3 million to support increased order activity primarily in the Crane segment.
Capital expenditures during the first three months of 2013 were $21.2 million versus $14.2 million during the first three months of 2012.  The majority of the capital expenditures were related to equipment purchases for the Crane and Foodservice segments, continued investment in our facility in Brazil and the enterprise resource planning system implementation in the Crane segment.
First Three Months of 2012
Cash and cash equivalents balance as of March 31, 2012 totaled $70.8 million, which was an increase of $2.2 million from the December 31, 2011 balance of $68.6 million.  Cash flow used for operating activities of continuing operations for the first three months of 2012 was $130.0 million compared to cash used of continuing operations of $136.2 million for the first three months of 2011. During the first three months of 2012, cash flow from continuing operations was used primarily for working capital to support increased order activity in both segments. Inventory increases resulted in a use of cash of $99.7 million, partially offset by increased payables of $6.6 million; while cash of $18.4 million was used for increased receivables due to the increased sales of both segments.
Capital expenditures during the first three months of 2012 were $14.2 million versus $7.6 million during the first three months of 2011.  The majority of the capital expenditures were related to our new facility in Brazil, and machinery and equipment purchases for the Crane and Foodservice segments.
Liquidity and Capital Resources
Outstanding debt as of March 31, 2013 and December 31, 2012 is summarized as follows:

(in millions)	March 31, 2013	December 31, 2012
Revolving credit facility	$183.6	$34.4
Term loan A	277.1	297.5
Term loan B	75.4	81.0
Senior notes due 2018	410.0	410.5
Senior notes due 2020	620.5	621.2
Senior notes due 2022	297.6	298.9
Other	88.5	81.3
Total debt	1,952.7	1,824.8
Less current portion and short-term borrowings	(85.6)	(92.8)
Long-term debt	$1,867.1	$1,732.0
On May 13, 2011, the company amended and extended the maturities of its Senior Credit Facility by entering into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”).  The company's Senior Credit Facility currently includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years. The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years. Including interest rate caps as of March 31, 2013, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.00% and 4.25%, respectively. Excluding interest rate caps, Term Loan A and Term Loan B interest rates were also 3.00% and 4.25%, respectively, as of March 31, 2013. The weighted average interest rates for the term loans including and excluding the impact of interest rate caps were the same because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level as of March 31, 2013.
The company has the following three series of Senior Notes outstanding (collectively the “Senior Notes”):
•5.875% Senior Notes due 2022 (the "2022 Notes"); original principal amount: $300.0 million
•8.50% Senior Notes due 2020 (the "2020 Notes"); original principal amount: $600.0 million
•9.50% Senior Notes due 2018 (the "2018 Notes"); original principal amount: $400.0 million
Interest on the 2022 Notes is payable semiannually in April and October of each year; interest on the 2020 Notes is payable semiannually in May and November of each year; and, interest on the 2018 Notes is payable semiannually in February and August of each year.
See additional discussion of the Senior Credit Facility and Senior Notes in Note 8, “Debt,” of the condensed consolidated financial statements.
As of March 31, 2013, the company had outstanding $88.5 million of other indebtedness that has a weighted-average interest rate of approximately 6.6%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of March 31, 2013, the company had outstanding $225.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility. As of March 31, 2013, $100.0 million of the 2022 Notes were swapped to floating rate interest. Including the impact of these swaps, the 2022 Notes have an all-in interest rate of 5.35%.

As of March 31, 2013, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2018 Notes, 2020 Notes, and 2022 Notes.  Based upon current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months. As of March 31, 2013 the company’s Consolidated Senior Secured Leverage Ratio was 1.84:1, while the maximum ratio is 3.50:1 and our Consolidated Interest Coverage Ratio was 3.11:1, above the minimum ratio of 2.25:1.
The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of March 31, 2013 was $416.9 million. The company believes this measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of net earnings (loss) attributable to the Company to Adjusted EBITDA for the trailing twelve months ended March 31, 2013 was as follows:

Trailing Twelve Months,
(in millions)	March 31, 2013
Net earnings attributable to Manitowoc	$112.4
Earnings from discontinued operations	(0.6)
Loss on sale of discontinued operations	1.6
Depreciation and amortization	108.7
Interest expense and amortization of deferred financing fees	145.4
Costs due to early extinguishment of debt	6.7
Restructuring charges	9.1
Income taxes	35.1
Other	(1.5)
Adjusted EBITDA	$416.9
The company maintains an accounts receivable securitization program with a commitment size of $150.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  See Note 9, “Accounts Receivable Securitization,” for further details of program.
The company’s liquidity position at March 31, 2013 and December 31, 2012 is summarized as follows:

(in millions)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$104.0	$76.1
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(183.6)	(34.4)
Less: Outstanding letters of credit	(33.3)	(38.2)
Total liquidity	$387.1	$503.5
The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.
The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million and expires in May 2016.  As of March 31, 2013, the revolving facility had a balance of $183.6 million.  During the first quarter the highest daily borrowing was $287.5 million and the average borrowing was $227.0 million, while the average interest rate was 3.50% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread which is based upon the Consolidated Total Leverage Ratio of the company.  As of March 31, 2013, the spread for LIBOR and Prime borrowings is 2.75% and 1.75%, respectively, given the effective Consolidated Total Leverage Ratio for this period.
The company has not provided for additional U.S. income taxes on approximately $670.2 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. As of March 31, 2013, approximately $74.8 million of our total cash and cash equivalents were held by our foreign subsidiaries. This cash is associated with earnings that we have asserted are permanently reinvested. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because the U.S. operations and debt service is supported by the cash generated by the U.S. operations. The company would only plan to repatriate foreign cash when it would attract a low tax cost.
Critical Accounting Policies
Our critical accounting policies have not materially changed since the 2012 Form 10-K was filed.
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

Crane-cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world, including as a result of U.S. government budget sequestration; unanticipated changes in global demand for high-capacity lifting equipment; changes in demand for lifting equipment in emerging economies; the replacement cycle of technologically obsolete cranes; and demand for used equipment.

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

Corporate (including factors that may affect both of our segments)-changes in laws and regulations, as well as their enforcement, throughout the world; the ability to finance, complete, successfully integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, unanticipated issues associated with transitional services, realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; issues related to plant closings and/or consolidation of existing facilities; issues related to new plant start-ups; efficiencies and capacity utilization of facilities; competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; issues associated with new product introductions; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of additional financing leverage; success in increasing manufacturing efficiencies and capacities; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; actions of competitors; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of a tax matter with the IRS related to the calendar years 2008 and 2009; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company's business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; and other events outside our control.
Item 3.  Quantitative and Qualitative Disclosure about Market Risk
The company’s market risk disclosures have not materially changed since the 2012 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2012.
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

PART II.  OTHER INFORMATION
Item 1A. Risk Factors
The company’s risk factors disclosures have not materially changed since the 2012 Form 10-K was filed. The company’s risk factors are incorporated by reference from Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Item 6.  Exhibits
(a)   Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2013	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
March 31, 2013

Exhibit No.	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith
(2)  Furnished Herewith