Form 10-Q
period 2013-06-30
MANITOWOC CO INC
filed 2013-08-02
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2013, the most recent practicable date, was 133,535,508.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,046.6	$997.2	$1,944.6	$1,849.1
Costs and expenses:
Cost of sales	773.8	746.0	1,451.8	1,394.6
Engineering, selling and administrative expenses	161.3	149.6	319.4	296.5
Amortization expense	9.0	9.3	18.1	18.6
Restructuring expense	0.9	0.2	1.2	0.9
Other	—	0.1	0.3	0.1
Total operating costs and expenses	945.0	905.2	1,790.8	1,710.7

Earnings from operations	101.6	92.0	153.8	138.4

Other income (expenses):
Interest expense	(32.6)	(33.8)	(65.9)	(66.8)
Amortization of deferred financing fees	(1.7)	(2.1)	(3.5)	(4.1)
Loss on debt extinguishment	—	—	(0.4)	—
Other income (expense), net	(1.4)	2.0	0.2	0.2
Total other income (expenses)	(35.7)	(33.9)	(69.6)	(70.7)

Earnings from continuing operations before taxes on income	65.9	58.1	84.2	67.7
Provision for taxes on income	9.3	15.5	17.8	26.9
Earnings from continuing operations	56.6	42.6	66.4	40.8

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $(1.2), $0.1, $(1.3) and $0.2, respectively	(2.1)	0.4	(2.2)	—
Loss on sale of discontinued operations, net of income taxes of $0.0, $0.0, $3.3 and $0.0, respectively	—	—	(1.6)	—
Net earnings	54.5	43.0	62.6	40.8
Less: Net loss attributable to noncontrolling interest, net of income taxes	(3.1)	(2.3)	(5.4)	(4.2)
Net earnings attributable to Manitowoc	$57.6	$45.3	$68.0	$45.0

Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$59.7	$44.9	$71.8	$45.0
Earnings (loss) from discontinued operations, net of income taxes	(2.1)	0.4	(2.2)	—
Loss on sale of discontinued operations, net of income taxes	—	—	(1.6)	—
Net earnings attributable to Manitowoc	$57.6	$45.3	$68.0	$45.0

Basic earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.45	$0.34	$0.54	$0.34
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.02)	—	(0.02)	—
Loss on sale of discontinued operations, net of income taxes	—	—	(0.01)	—
Earnings per share attributable to Manitowoc common shareholders	$0.43	$0.35	$0.51	$0.34

Diluted earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.44	$0.34	$0.53	$0.34
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.02)	—	(0.02)	—
Loss on sale of discontinued operations, net of income taxes	—	—	(0.01)	—
Earnings per share attributable to Manitowoc common shareholders	$0.43	$0.34	$0.50	$0.34

Weighted average shares outstanding — basic	132,999,781	130,575,165	132,655,172	130,562,923
Weighted average shares outstanding — diluted	135,112,730	133,392,079	135,029,444	133,552,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings	$54.5	$43.0	$62.6	$40.8
Other comprehensive income (loss), net of tax
Derivative instrument fair market value adjustment, net of income taxes of $0.2, $(1.7), $(1.2) and $(0.3), respectively	0.5	(4.0)	(2.1)	(0.9)
Employee pension and postretirement benefits, net of income taxes of $0.4, $0.2, $0.7 and $0.4, respectively.	1.1	0.8	2.1	1.6
Foreign currency translation adjustments	(1.5)	(39.4)	(16.1)	(22.9)
Total other comprehensive income (loss), net of tax	0.1	(42.6)	(16.1)	(22.2)
Comprehensive income	54.6	0.4	46.5	18.6
Comprehensive loss attributable to noncontrolling interest	(3.1)	(2.3)	(5.4)	(4.2)
Comprehensive income attributable to Manitowoc	$57.7	$2.7	$51.9	$22.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2013 and December 31, 2012
(Unaudited)
(In millions, except share data)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$91.7	$73.4
Marketable securities	2.7	2.7
Restricted cash	10.7	10.6
Accounts receivable, less allowances of $15.2 and $13.5, respectively	340.5	332.7
Inventories — net	815.9	707.6
Deferred income taxes	89.1	89.0
Other current assets	107.9	105.2
Current assets of discontinued operation	—	6.8
Total current assets	1,458.5	1,328.0

Property, plant and equipment — net	559.9	556.1
Goodwill	1,206.9	1,210.7
Other intangible assets — net	776.6	796.4
Other non-current assets	149.3	130.3
Long-term assets of discontinued operation	—	35.8
Total assets	$4,151.2	$4,057.3
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$878.2	$912.9
Current portion of long-term debt and short-term borrowings	96.2	92.8
Product warranties	82.1	82.1
Customer advances	25.0	24.2
Product liabilities	28.6	27.9
Current liabilities of discontinued operation	—	6.0
Total current liabilities	1,110.1	1,145.9
Non-Current Liabilities:
Long-term debt	1,800.9	1,732.0
Deferred income taxes	226.1	223.0
Pension obligations	113.5	114.3
Postretirement health and other benefit obligations	53.1	53.4
Long-term deferred revenue	41.3	37.7
Other non-current liabilities	166.5	161.1
Long-term liabilities of discontinued operation	—	8.6
Total non-current liabilities	2,401.4	2,330.1
Commitments and contingencies (Note 14)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 133,535,508 and 132,769,478 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	496.8	486.9
Accumulated other comprehensive loss	(45.5)	(29.4)
Retained earnings	290.1	222.1
Treasury stock, at cost (29,640,420 and 30,406,450 shares, respectively)	(78.7)	(80.7)
Total Manitowoc stockholders’ equity	664.1	600.3
Noncontrolling interest	(24.4)	(19.0)
Total equity	639.7	581.3
Total liabilities and equity	$4,151.2	$4,057.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operations:
Net earnings	$62.6	$40.8
Adjustments to reconcile net earnings to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	2.2	—
Depreciation	38.2	34.2
Amortization of intangible assets	18.1	18.6
Amortization of deferred financing fees	3.5	4.1
Deferred income taxes	(1.3)	(1.3)
Loss on early debt extinguishment	0.4	—
Loss on sale of property, plant and equipment	3.3	1.0
Loss on sale of discontinued operations	1.6	—
Stock-based compensation expense	9.0	8.6
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(14.6)	(34.5)
Inventories	(115.7)	(156.2)
Other assets	(30.5)	(21.2)
Accounts payable	9.2	6.7
Accrued expenses and other liabilities	(44.5)	(24.2)
Net cash used for operating activities of continuing operations	(58.5)	(123.4)
Net cash provided by (used for) operating activities of discontinued operations	(4.0)	1.6
Net cash used for operating activities	(62.5)	(121.8)

Cash Flows from Investing:
Capital expenditures	(46.9)	(34.7)
Proceeds from sale of property, plant and equipment	0.9	0.2
Restricted cash	(0.2)	(3.0)
Proceeds from sale of business	39.2	—
Net cash used for investing activities of continuing operations	(7.0)	(37.5)
Net cash used for investing activities of discontinued operations	—	(0.1)
Net cash used for investing activities	(7.0)	(37.6)

Cash Flows from Financing:
Proceeds from revolving credit facility	104.1	148.8
Payments on long-term debt	(38.8)	(48.3)
Proceeds from long-term debt	19.3	64.9
Proceeds (payments) on notes financing	2.3	(18.7)
Exercises of stock options	2.9	1.6
Net cash provided by financing activities	89.8	148.3

Effect of exchange rate changes on cash	(2.0)	(0.7)

Net increase (decrease) in cash and cash equivalents	18.3	(11.8)
Balance at beginning of period	73.4	68.6
Balance at end of period	$91.7	$56.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2012
1.  Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012, the cash flows for the same six-month periods, and the financial position at June 30, 2013 and December 31, 2012, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2012.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC’s rules and regulations dealing with interim financial statements.  However, the company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.
All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.
Certain prior period amounts have been reclassified to conform to current presentation.
During the third quarter of 2012 the company identified errors related to its deferred tax liability and goodwill accounts that originated in connection with certain acquisitions five to eleven years ago, resulting in an understatement of these accounts, and a cumulative overstatement of income tax expense. During the fourth quarter of 2012, the company also identified a classification error between goodwill and accumulated other comprehensive income accounts with respect to pensions and postretirement health and other benefits in relation to a certain acquisition completed in 2008. In addition, the company had previously identified an error related to the overstatement of inventory in the Crane segment that had been corrected as an out-of-period adjustment in the second quarter of 2012. The company does not believe these errors to be material to the company’s results of operations, financial position, or cash flows for any of the company’s previously filed annual or quarterly financial statements. The company has revised the condensed consolidated financial statements included herein and revisions have been reflected in past filings containing affected financial information to correct for these errors. These revisions impacted the condensed consolidated financial statements as follows (Note: The figures noted below have not been adjusted for the results of the Jackson business, which has been classified as discontinued operations for all periods presented. See further detail at Note 2, "Discontinued Operations."):
(a) Decrease to cost of sales and increase to earnings from continuing operations before taxes on earnings of $4.0 million and $2.9 million for the three and six months ended June 30, 2012, respectively.
(b) Increase to provision for taxes on income of $1.2 million and $0.5 million for the three and six months ended June 30, 2012, respectively and increase to net earnings and net earnings attributable to Manitowoc of $2.8 million and $2.4 million for the three and six months ended June 30, 2012.
(c) Increase to basic and diluted earnings per share from continuing operations and basic and diluted earnings per share attributable to Manitowoc common shareholders for both the three and six months ended June 30, 2012 of $0.02.
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

The following selected financial data of the Jackson business for the three and six months ended June 30, 2013 and 2012 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net sales	$—	$8.7	$2.5	$16.9

Pretax earnings from discontinued operation	$—	$0.7	$0.1	$0.9
Provision for taxes on earnings	—	0.1	—	0.4
Net earnings from discontinued operation	$—	$0.6	$0.1	$0.5

The following selected financial data of various other businesses disposed of prior to 2012, primarily consisting of administrative costs and the settlement of a product liability claim in the second quarter of 2013, for the three and six months ended June 30, 2013 and 2012, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net sales	$—	$—	$—	$—

Pretax loss from discontinued operations	$(3.3)	$(0.2)	$(3.6)	$(0.7)
Benefit for taxes on earnings	(1.2)	—	(1.3)	(0.2)
Net loss from discontinued operations	$(2.1)	$(0.2)	$(2.3)	$(0.5)
3. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$1.4	$—	$1.4
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$2.7	$1.4	$—	$4.1
Current Liabilities:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Commodity contracts	—	1.4	—	1.4
Total current liabilities at fair value	$—	$4.3	$—	$4.3

Non-current Liabilities:
Interest rate swap contracts	$—	$8.4	$—	$8.4
Total Non-current liabilities at fair value	$—	$8.4	$—	$8.4

	Fair Value as of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$2.7	$2.9	$—	$5.6
Current Liabilities:
Foreign currency exchange contracts	$—	$0.9	$—	$0.9
Commodity contracts	—	0.8	—	0.8
Interest rate swap contracts	—	0.3	—	0.3
Total current liabilities at fair value	$—	$2.0	$—	$2.0
Non-current Liabilities:
Interest rate swap contracts	$—	$1.1	$—	$1.1
Total non-current liabilities at fair value	$—	$1.1	$—	$1.1
The fair value of the company’s 9.50% Senior Notes due 2018 was approximately $433.8 million and $447.5 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the company’s 8.50% Senior Notes due 2020 was approximately $657.0 million and $675.0 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the company’s 5.875% Senior Notes due 2022 was approximately $301.5 million and $307.5 million as of June 30, 2013 and December 31, 2012, respectively. The fair values of the company’s Term Loans under its Senior Credit Facility were as follows as of June 30, 2013 and December 31, 2012, respectively:  Term Loan A — $275.9 million and $296.0 million; and Term Loan B — $75.5 million and $81.4 million.  See Note 8, “Debt,” for a description of the debt instruments and their related carrying values.
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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; though these markets are typically thinly traded, the liabilities are therefore classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (See Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of June 30, 2013 and December 31, 2012 due to the short-term nature of these instruments.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $1.1 million of unrealized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.
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
As of June 30, 2013 and December 31, 2012, the company had the following outstanding commodity and foreign currency exchange contracts that were entered to hedge forecasted transactions:

	Units Hedged
Commodity	June 30, 2013	December 31, 2012		Type
Aluminum	1,851	1,382	MT	Cash Flow
Copper	385	515	MT	Cash Flow
Natural Gas	200,491	158,670	MMBtu	Cash Flow
Steel	9,051	10,041	Tons	Cash Flow

	Units Hedged
Short Currency	June 30, 2013	December 31, 2012	Type
Canadian Dollar	12,875,224	9,351,126	Cash Flow
European Euro	62,108,650	66,389,190	Cash Flow
South Korean Won	2,160,482,518	2,595,874,455	Cash Flow
Singapore Dollar	4,800,000	4,800,000	Cash Flow
United States Dollar	680,397	2,398,273	Cash Flow
Chinese Renminbi	127,645,962	187,640,472	Cash Flow
As of June 30, 2013 and December 31, 2012, the company had outstanding $225.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility without the benefit of the interest rate cap.
As of December 31, 2012, the company had $100.0 million notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2022 that were designated as fair value hedges. In the second quarter of 2013, the company entered into and designated as fair value hedges $75.0 million and $25.0 million notional amount of additional fixed-to-float interest rate swaps relating to the Senior Notes due 2020 and 2022, respectively.
As of June 30, 2013, the company had $75.0 million and $125.0 million total notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2020 and 2022, respectively, that were designated as fair value hedges.
See Note 8, "Debt," for a description of the debt instruments.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Condensed Consolidated Statements of Operations.  As of June 30, 2013 and December 31, 2012, the company had the following outstanding foreign currency exchange contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	June 30, 2013	December 31, 2012	Recognized Location	Purpose
Euro	30,541,078	24,540,841	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	16,735,000	6,432,000	Other income, net	Accounts Payable and Receivable Settlement
Pound Sterling	6,502,980	11,100,000	Other income, net	Accounts Payable and Receivable Settlement
Chinese Renminbi	125,000,000	—	Other income, net	Accounts Payable and Receivable Settlement
Indian Rupee	358,108	—	Other income, net	Accounts Payable and Receivable Settlement
Mexican Peso	1,032,780	—	Other income, net	Accounts Payable and Receivable Settlement
Canadian Dollar	57,246	—	Other income, net	Accounts Payable and Receivable Settlement
Japanese Yen	100,000,000	—	Other income, net	Accounts Payable and Receivable Settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 was as follows:

		ASSET DERIVATIVES
		June 30, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.3	$2.6
Total derivatives designated as hedging instruments		$1.3	$2.6

		ASSET DERIVATIVES
		June 30, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.1	$0.3
Total derivatives NOT designated as hedging instruments		$0.1	$0.3

Total asset derivatives		$1.4	$2.9
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 was as follows:

		LIABILITY DERIVATIVES
		June 30, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$1.9	$0.4
Commodity contracts	Accounts payable and accrued expenses	1.4	0.8
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	$8.4	$1.1
Total derivatives designated as hedging instruments		$11.7	$2.3

		LIABILITY DERIVATIVES
		June 30, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$1.0	$0.5
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	—	0.3
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	—	—
Total derivatives NOT designated as hedging instruments		$1.0	$0.8

Total liability derivatives		$12.7	$3.1

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and June 30, 2012 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	June 30, 2013	June 30, 2012	OCI into Income (Effective Portion)	June 30, 2013	June 30, 2012
Foreign exchange contracts	$0.5	$(2.4)	Cost of sales	$0.5	$(2.5)
Interest rate swap & cap contracts	—	(0.1)	Interest expense	—	—
Commodity contracts	(0.2)	(2.7)	Cost of sales	(0.6)	(0.6)
Total	$0.3	$(5.2)		$(0.1)	$(3.1)

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	June 30, 2013	June 30, 2012
Commodity contracts	Cost of sales	$(0.1)	$(0.1)
Total		$(0.1)	$(0.1)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	June 30, 2013	June 30, 2012
Foreign exchange contracts	Other income	$(0.6)	$(0.6)
Interest rate swaps	Other income	—	2.4
Total		$(0.6)	$1.8
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2013 and June 30, 2012 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	June 30, 2013	June 30, 2012	OCI into Income (Effective Portion)	June 30, 2013	June 30, 2012
Foreign exchange contracts	$(1.8)	$(0.2)	Cost of sales	$0.8	$(3.3)
Interest rate swap & cap contracts	—	(0.2)	Interest expense	—	—
Commodity contracts	(0.3)	(0.2)	Cost of sales	(1.1)	(1.3)
Total	$(2.1)	$(0.6)		$(0.3)	$(4.6)

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	June 30, 2013	June 30, 2012
Commodity contracts	Cost of sales	$(0.1)	$(0.2)
Total		$(0.1)	$(0.2)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	June 30, 2013	June 30, 2012
Foreign exchange contracts	Other income	$(0.8)	$(1.4)
Interest rate swaps	Other income	—	$4.7
Total		$(0.8)	$3.3

The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and June 30, 2012 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	June 30, 2013	June 30, 2012
Interest rate swap contracts	Interest expense	$(6.0)	$15.3
Total		$(6.0)	$15.3
The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2013 and June 30, 2012 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	June 30, 2013	June 30, 2012
Interest rate swap contracts	Interest expense	$(7.3)	$11.5
Total		$(7.3)	$11.5

5. Inventories
The components of inventories as of June 30, 2013 and December 31, 2012 are summarized as follows:

(in millions)	June 30, 2013	December 31, 2012
Inventories — gross:
Raw materials	$237.5	$231.1
Work-in-process	190.1	149.7
Finished goods	495.4	437.6
Total inventories — gross	923.0	818.4
Excess and obsolete inventory reserve	(71.4)	(74.2)
Net inventories at FIFO cost	851.6	744.2
Excess of FIFO costs over LIFO value	(35.7)	(36.6)
Inventories — net	$815.9	$707.6

6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2012 and the six months ended June 30, 2013 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2012	$338.8	$1,384.9	$1,723.7
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of January 1, 2012	338.8	869.2	1,208.0
Restructuring reserve adjustment	—	(0.6)	(0.6)
Foreign currency impact	2.9	0.4	3.3
Gross balance as of December 31, 2012	$341.7	$1,384.7	$1,726.4
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2012	$341.7	$869.0	$1,210.7
Restructuring reserve adjustment	—	(0.7)	(0.7)
Foreign currency impact	(3.2)	0.1	(3.1)
Gross balance as of June 30, 2013	$338.5	$1,384.1	$1,722.6
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of June 30, 2013	$338.5	$868.4	$1,206.9
The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other.” The company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which are Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes China; Cranes Greater Asia Pacific; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Goodwill is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
As of June 30, 2013, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets, and based on those results, no impairment was indicated. The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. In the event the company determines that assets are impaired in the future, the company would recognize a non-cash impairment charge, which could have a material adverse effect on the company’s condensed consolidated balance sheet and results of operations.
The gross carrying amount, accumulated amortization and net book value of the company’s intangible assets other than goodwill at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013			December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$307.7	$—	$307.7	$309.4	$—	$309.4
Customer relationships	426.2	(104.7)	321.5	426.7	(94.1)	332.6
Patents	34.1	(26.9)	7.2	33.6	(26.1)	7.5
Engineering drawings	11.1	(8.4)	2.7	11.1	(8.1)	3.0
Distribution network	20.5	—	20.5	20.6	—	20.6
Other intangibles	177.1	(60.1)	117.0	178.2	(54.9)	123.3
Total	$976.7	$(200.1)	$776.6	$979.6	$(183.2)	$796.4
Amortization expense for the three months ended June 30, 2013 and 2012 was $9.0 million and $9.3 million, respectively.
Amortization expense for the six months ended June 30, 2013 and 2012 was $18.1 million and $18.6 million, respectively.

7.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at June 30, 2013 and December 31, 2012 are summarized as follows:

(in millions)	June 30, 2013	December 31, 2012
Trade accounts payable and interest payable	$514.9	$510.2
Employee related expenses	108.9	96.9
Restructuring expenses	22.5	25.3
Profit sharing and incentives	25.1	42.9
Accrued rebates	30.3	39.7
Deferred revenue - current	24.1	29.5
Derivative liabilities	4.3	1.9
Income taxes payable	35.9	37.6
Miscellaneous accrued expenses	112.2	128.9
	$878.2	$912.9
8. Debt
Outstanding debt at June 30, 2013 and December 31, 2012 is summarized as follows:

(in millions)	June 30, 2013	December 31, 2012
Revolving credit facility	$138.3	$34.4
Term loan A	277.1	297.5
Term loan B	75.4	81.0
Senior notes due 2018	409.5	410.5
Senior notes due 2020	616.7	621.2
Senior notes due 2022	291.6	298.9
Other	88.5	81.3
Total debt	1,897.1	1,824.8
Less current portion and short-term borrowings	(96.2)	(92.8)
Long-term debt	$1,800.9	$1,732.0
On May 13, 2011, the company entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”).
The Senior Credit Facility currently includes three different loan facilities.  The first is a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.  Both including and excluding interest rate caps as of June 30, 2013, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.00% and 4.25%, respectively.  The weighted average interest rates for the term loans including and excluding the impact of interest rate caps were the same because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level as of June 30, 2013.
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
The company has the following three series of Senior Notes outstanding (collectively the “Senior Notes”):
•5.875% Senior Notes due 2022 (the "2022 Notes"); original principal amount: $300.0 million
•8.50% Senior Notes due 2020 (the "2020 Notes"); original principal amount: $600.0 million
•9.50% Senior Notes due 2018 (the "2018 Notes"); original principal amount: $400.0 million
Interest on the 2022 Notes is payable semiannually in April and October of each year; interest on the 2020 Notes is payable semiannually in May and November of each year; and interest on the 2018 Notes is payable semiannually in February and August of each year.
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
The company may redeem the 2022 Notes in whole or in part for a premium at any time on or after October 15, 2017. The following would be the principal and premium paid by the company, expressed as percentages of the principal amount thereof, if it redeems the 2022 Notes during the 12-month period commencing on October 15 of the year set forth below:

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
As of June 30, 2013, the company had outstanding $88.5 million of other indebtedness that has a weighted-average interest rate of approximately 6.5%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of June 30, 2013, the company had outstanding $225.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility. As of June 30, 2013, 75.0 million and $125.0 million of the 2020 and 2022 Notes, respectively, were swapped to floating rate interest. Including the impact of these floating rate swaps, the 2020 and 2022 Notes have an all-in interest rate of 8.31% and 5.20%, respectively.
The balance sheet values of the Senior Notes as of June 30, 2013 and December 31, 2012 are not equal to the face value of the Notes due to the fact that the monetized value and the fair market value of the fixed-to-float interest rate hedges on these Notes are included in the applicable balance sheet values (see Note 4, “Derivative Financial Instruments” for more information).
As of June 30, 2013, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2018 Notes, the 2020 Notes, and the 2022 Notes.  Based upon the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent 12 months. As of June 30, 2013 our Consolidated Senior Secured Leverage Ratio was 1.67:1, while the maximum ratio is 3.25:1 and our Consolidated Interest Coverage Ratio was 3.22:1, above the minimum ratio of 2.25:1.

9. Accounts Receivable Securitization
The company maintains an accounts receivable securitization program with a commitment size of $150.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., 60 days) as noted below. Trade accounts receivables sold to a third-party financial institution (“Purchaser”) and being serviced by the company totaled $149.4 million as of June 30, 2013 and $149.2 million at December 31, 2012.
Due to an average collection cycle of less than 60 days for such accounts receivable as well as the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded as of June 30, 2013 and December 31, 2012 was $66.7 million and $34.3 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
The accounts receivable securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the Senior Credit Facility.  As of June 30, 2013, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the accounts receivable securitization program.  Based on the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent twelve months.
10.  Income Taxes
For the six months ended June 30, 2013, the company recorded an income tax expense of $17.8 million, compared to an income tax expense of $26.9 million for the six months ended June 30, 2012. The decrease in the company's tax expense for the six months ended June 30, 2013 relative to the prior year resulted primarily from the jurisdictional mix of pre-tax earnings and net discrete items, principally the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013, reserve releases related to statute of limitations expirations, a favorable audit settlement, and the effective settlement of other state uncertain tax benefits.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.
The company’s unrecognized tax benefits, excluding interest and penalties, were $38.7 million as of June 30, 2013, and $55.8 million as of June 30, 2012.  All of the company’s unrecognized tax benefits as of June 30, 2013, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $6.9 million, either because the company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 through 2011.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008.  In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any.  The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012.  In January 2013, the company received a formal rebuttal from the IRS and notification of the assignment of this matter to its Appeals division. The opening Appeals conference was held with the IRS on July 18, 2013. The company will continue to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  However, there can be no assurance that this matter will be resolved in the company’s favor.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009; the company also formally disagreed with these adjustments.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of June 30, 2013, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
As of June 30, 2013, there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.
11.  Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	132,999,781	130,575,165	132,655,172	130,562,923
Effect of dilutive securities	2,112,949	2,816,914	2,374,272	2,989,874
Diluted weighted average common shares outstanding	135,112,730	133,392,079	135,029,444	133,552,797
For the three months ended June 30, 2013 and June 30, 2012, 2.3 million and 3.4 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2013 and June 30, 2012, 2.7 million and 3.4 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.
No dividends were paid during each of the six months ended June 30, 2013 and June 30, 2012.
12.  Stockholders’ Equity
The following is a roll forward of retained earnings and noncontrolling interest for the six months ended June 30, 2013 and 2012:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2012	$222.1	$(19.0)
Net earnings (loss)	68.0	(5.4)
Balance at June 30, 2013	$290.1	$(24.4)

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2011	$131.0	$(9.9)
Net earnings (loss)	45.0	(4.2)
Balance at June 30, 2012	$176.0	$(14.1)
Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.
Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of June 30, 2013, the company has purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization; however, the company has not purchased any shares of its common stock under this authorization since 2006.
A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended June 30, 2013 is as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2012	$0.6	$(80.3)	$50.3	$(29.4)
Other comprehensive loss before reclassifications	(2.5)	—	(14.6)	(17.1)
Amounts reclassified from accumulated other comprehensive income	(0.1)	1.0	—	0.9
Net current period other comprehensive income (loss)	(2.6)	1.0	(14.6)	(16.2)
Balance at March 31, 2013	$(2.0)	$(79.3)	$35.7	$(45.6)
Other comprehensive loss before reclassifications	0.6	—	(1.5)	(0.9)
Amounts reclassified from accumulated other comprehensive income	(0.1)	1.1	—	1.0
Net current period other comprehensive income (loss)	0.5	1.1	(1.5)	0.1
Balance at June 30, 2013	$(1.5)	$(78.2)	$34.2	$(45.5)
A reconciliation for the reclassifications out of accumulated other comprehensive income, net of tax, for the three months ended June 30, 2013 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.5)		Cost of sales
Commodity contracts	0.6		Cost of sales
	0.1		Total before tax
	—		Tax expense
	$0.1		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.5)	(a)
	(1.5)		Total before tax
	0.4		Tax benefit
	$(1.1)		Net of Tax

Total reclassifications for the period	$(1.0)		Net of Tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16, "Employee Benefit Plans" for further details).

A reconciliation for the reclassifications out of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2013 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.8)		Cost of sales
Commodity contracts	1.1		Cost of sales
	0.3		Total before tax
	(0.1)		Tax expense
	$0.2		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(2.8)	(a)
	(2.8)		Total before tax
	0.7		Tax benefit
	$(2.1)		Net of Tax

Total reclassifications for the period	$(1.9)		Net of Tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16, "Employee Benefit Plans" for further details).
13.  Stock-Based Compensation
The company's 2013 Omnibus Incentive Plan (the "2013 Omnibus Plan") was approved by shareholders on May 7, 2013 during the 2013 annual meeting and replaces the 2003 Incentive Stock and Awards Plan (the "2003 Stock Plan") and 2004 Non-Employee Director Stock and Awards Plan (the "2004 Stock Plan") as of May 7, 2013. The 2013 Omnibus Plan also replaces the company's Short-Term Incentive Plan (the "STIP") as of December 31, 2013. The 2003 Stock Plan, the 2004 Stock Plan and the STIP may be effectively referred to as the "Existing Plans." No new awards may be granted under the Existing Plans and after the respective termination dates, but the Existing Plans will continue to govern awards outstanding as of the date they are terminated and outstanding awards will continue in force and effect until vested, exercised or forfeited pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and Non-Employee Directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. The total number of shares of the company's common stock originally available for awards under the 2013 Omnibus Plan is 8.0 million shares and is subject to adjustments for stock splits, stock dividends and certain other transactions or events in the future.
Stock-based compensation expense was $4.5 million and $3.7 million for the three months ended June 30, 2013 and 2012, respectively.  Stock-based compensation expense was $9.0 million and $8.6 million for the six months ended June 30, 2013 and 2012, respectively.  The company granted options to acquire 0.4 million and 0.7 million shares of common stock to officers and employees during the first two quarters of 2013 and 2012, respectively.  In addition, the company issued a total of 0.1 million shares of restricted stock to directors during the first two quarters of 2013, and 0.2 million shares of restricted stock to directors and employees during the first two quarters of 2012.  The restrictions on all shares of restricted stock expire on the third anniversary of the applicable grant date.
Performance shares granted are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year.  The performance shares granted in 2013 and 2012 are earned based on the extent to which performance goals are met by the company over three-year periods from January 1, 2013 to December 31, 2015, and January 1, 2012 to December 31, 2014, respectively.  The performance goals for the performance shares granted in 2013 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on debt reduction over the three-year period. The performance goals for the performance shares granted in 2012 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on improvement in the company’s total leverage ratio over the three-year period.  Depending on the foregoing factors, the number of shares awarded could range from zero to 0.8 million and zero to 0.7 million for the 2013 and 2012 performance share grants, respectively.
The company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
14.  Contingencies and Significant Estimates
As of June 30, 2013, the company held reserves for environmental matters related to Enodis locations of approximately $0.4 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in the aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.
As of June 30, 2013, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of June 30, 2013, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 were $28.6 million and $27.9 million, respectively; $7.7 million and $6.3 million, respectively, was reserved specifically for actual cases and $20.9 million and $21.6 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
As of June 30, 2013 and December 31, 2012, the company had reserved $100.5 million and $101.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranties and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.
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
15. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of June 30, 2013 and December 31, 2012 was $65.4 million and $67.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding as of June 30, 2013 and December 31, 2012 was $54.2 million and $80.5 million, respectively.  These amounts are not reduced for amounts the company would recover from repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2017.
During the six months ended June 30, 2013 the company sold $20.4 million of additional long term notes receivable to third party financing companies; the company did not sell any long term notes receivable during the six months ended June 30, 2012. Related to notes sold, the company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Condensed Consolidated Statements of Cash Flows.  During the six months ended June 30, 2013 and 2012, the customers paid $18.1 million and $18.7 million, respectively, on the notes to the third party financing companies.  As of June 30, 2013 and December 31, 2012, the outstanding balance of the notes receivable guaranteed by the company was $29.1 million and $27.1 million, respectively.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the six months ended June 30, 2013 and the year ended December 31, 2012:

(in millions)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance at beginning of period	$101.4	$103.7
Accruals for warranties issued during the period	30.9	57.1
Settlements made (in cash or in kind) during the period	(31.3)	(59.9)
Currency translation	(0.5)	0.5
Balance at end of period	$100.5	$101.4
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
The components of periodic benefit costs for the three and six months ended June 30, 2013 and June 30, 2012 are as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.6	$0.1	$—	$1.2	$0.3
Interest cost of projected benefit obligations	2.4	2.4	0.5	4.8	4.9	1.0
Expected return on plan assets	(2.6)	(1.9)	—	(5.1)	(3.8)	—
Amortization of actuarial net loss	1.0	0.5	—	1.8	1.0	—
Net periodic benefit costs	$0.8	$1.6	$0.6	$1.5	$3.3	$1.3

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.6	$0.2	$—	$1.1	$0.4
Interest cost of projected benefit obligations	2.6	2.5	0.7	5.1	5.0	1.4
Expected return on plan assets	(2.6)	(2.0)	—	(5.1)	(4.0)	—
Amortization of actuarial net loss	0.7	0.2	0.1	1.4	0.4	0.2
Net periodic benefit costs	$0.7	$1.3	$1.0	$1.4	$2.5	$2.0
17. Restructuring
The following is a rollforward of all restructuring activities relating to the Crane segment for the six months ended June 30, 2013 (in millions):

Restructuring Reserve Balance as of December 31, 2012	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of June 30, 2013
$8.4	$0.3	$(1.3)	$—	$7.4
The following is a rollforward of all restructuring activities relating to the Foodservice segment for the six months ended June 30, 2013 (in millions):

Restructuring Reserve Balance as of December 31, 2012	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of June 30, 2013
$16.9	$0.9	$(2.0)	$(0.7)	$15.1
18. Recent Accounting Changes and Pronouncements
In July 2013, the FASB issued Accounting Standard Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  This new standard generally requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The adoption of this ASU is not expected to have a material impact on the company's consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU changes to a parent entity's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is effective prospectively for the company's annual and interim periods beginning after December 15, 2012. The adoption of this new ASU did not impact the company's consolidated financial statements. See Note 12, “Stockholders' Equity” for related disclosures.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net sales:
Crane	$656.9	$610.7	$1,204.3	$1,118.6
Foodservice	389.7	386.5	740.3	730.5
Total net sales	$1,046.6	$997.2	$1,944.6	$1,849.1
Earnings (loss) from continuing operations:
Crane	$65.0	$52.0	$96.3	$73.4
Foodservice	63.0	66.1	112.1	117.1
Corporate expense	(16.5)	(16.5)	(35.0)	(32.5)
Amortization expense	(9.0)	(9.3)	(18.1)	(18.6)
Restructuring expense	(0.9)	(0.2)	(1.2)	(0.9)
Other	—	(0.1)	(0.3)	(0.1)
Earnings from continuing operations	$101.6	$92.0	$153.8	$138.4
Other income (expenses):
Interest expense	$(32.6)	$(33.8)	$(65.9)	$(66.8)
Amortization of deferred financing fees	(1.7)	(2.1)	(3.5)	(4.1)
Loss on debt extinguishment	—	—	(0.4)	—
Other income (expense)-net	(1.4)	2.0	0.2	0.2
Earnings from continuing operations before taxes on earnings	$65.9	$58.1	$84.2	$67.7

As of June 30, 2013 and December 31, 2012, the total assets by segment were as follows:

(in millions)	June 30, 2013	December 31, 2012
Crane	$1,988.0	$1,903.3
Foodservice	1,936.2	1,956.8
Corporate	227.0	197.2
Total	$4,151.2	$4,057.3
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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$682.3	$527.0	$(162.7)	$1,046.6
Costs and expenses:
Cost of sales	—	511.1	425.4	(162.7)	773.8
Engineering, selling and administrative expenses	15.5	66.2	79.6	—	161.3
Amortization expense	—	7.4	1.6	—	9.0
Restructuring expense	—	0.1	0.8	—	0.9
Other	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	(61.1)	(5.7)	—	66.8	—
Total costs and expenses	(45.6)	579.1	507.4	(95.9)	945.0

Operating earnings (loss) from continuing operations	45.6	103.2	19.6	(66.8)	101.6

Other income (expenses):
Interest expense	(29.9)	(0.4)	(2.3)	—	(32.6)
Amortization of deferred financing fees	(1.7)	—	—	—	(1.7)
Loss on debt extinguishment	—	—	—	—	—
Management fee income (expense)	14.9	(18.7)	3.8	—	—
Other income (expense), net	1.5	(8.7)	5.8	—	(1.4)
Total other income (expenses)	(15.2)	(27.8)	7.3	—	(35.7)

Earnings (loss) from continuing operations before taxes on earnings	30.4	75.4	26.9	(66.8)	65.9
Provision (benefit) for taxes on income	(27.2)	26.1	10.4	—	9.3
Earnings (loss) from continuing operations	57.6	49.3	16.5	(66.8)	56.6

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(2.0)	(0.1)	—	(2.1)
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	57.6	47.3	16.4	(66.8)	54.5
Less: Net loss attributable to noncontrolling interest	—	—	(3.1)	—	(3.1)
Net earnings (loss) attributable to Manitowoc	$57.6	$47.3	$19.5	$(66.8)	$57.6

Comprehensive income (loss) attributable to Manitowoc	$57.7	$47.2	$2.6	$(49.8)	$57.7

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$664.1	$491.2	$(158.1)	$997.2
Costs and expenses:
Cost of sales	—	502.3	401.8	(158.1)	746.0
Engineering, selling and administrative expenses	15.8	60.1	73.7	—	149.6
Amortization expense	—	7.5	1.8	—	9.3
Restructuring expense	—	—	0.2	—	0.2
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(55.3)	(5.8)	—	61.1	—
Total costs and expenses	(39.5)	564.2	477.5	(97.0)	905.2

Operating earnings (loss) from continuing operations	39.5	99.9	13.7	(61.1)	92.0

Other income (expenses):
Interest expense	(30.3)	(0.4)	(3.1)	—	(33.8)
Amortization of deferred financing fees	(2.1)	—	—	—	(2.1)
Management fee income (expense)	15.4	(19.3)	3.9	—	—
Other income (expense), net	12.5	(12.7)	2.2	—	2.0
Total other income (expenses)	(4.5)	(32.4)	3.0	—	(33.9)

Earnings (loss) from continuing operations before taxes on earnings	35.0	67.5	16.7	(61.1)	58.1
Provision (benefit) for taxes on earnings	(10.3)	23.9	1.9	—	15.5
Earnings (loss) from continuing operations	45.3	43.6	14.8	(61.1)	42.6

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.2)	0.6	—	0.4
Net earnings (loss)	45.3	43.4	15.4	(61.1)	43.0
Less: Net loss attributable to noncontrolling interest	—	—	(2.3)	—	(2.3)
Net earnings (loss) attributable to Manitowoc	$45.3	$43.4	$17.7	$(61.1)	$45.3

Comprehensive income (loss) attributable to Manitowoc	$2.7	$44.3	$26.0	$(70.3)	$2.7

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,302.1	$974.5	$(332.0)	$1,944.6
Costs and expenses:
Cost of sales	—	990.7	793.1	(332.0)	1,451.8
Engineering, selling and administrative expenses	33.2	130.5	155.7	—	319.4
Amortization expense	—	14.8	3.3	—	18.1
Restructuring expense	—	0.1	1.1	—	1.2
Other	—	0.3	—	—	0.3
Equity in (earnings) loss of subsidiaries	(86.6)	(18.5)	—	105.1	—
Total costs and expenses	(53.4)	1,117.9	953.2	(226.9)	1,790.8

Operating earnings (loss) from continuing operations	53.4	184.2	21.3	(105.1)	153.8

Other income (expenses):
Interest expense	(60.3)	(0.6)	(5.0)	—	(65.9)
Amortization of deferred financing fees	(3.5)	—	—	—	(3.5)
Loss on debt extinguishment	(0.4)	—	—	—	(0.4)
Management fee income (expense)	29.7	(36.1)	6.4	—	—
Other income (expense), net	5.9	(16.4)	10.7	—	0.2
Total other income (expenses)	(28.6)	(53.1)	12.1	—	(69.6)

Earnings (loss) from continuing operations before taxes on earnings	24.8	131.1	33.4	(105.1)	84.2
Provision (benefit) for taxes on income	(43.2)	45.3	15.7	—	17.8
Earnings (loss) from continuing operations	68.0	85.8	17.7	(105.1)	66.4

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(2.2)	—	—	(2.2)
Loss on sale of discontinued operations, net of income taxes	—	—	(1.6)	—	(1.6)
Net earnings (loss)	68.0	83.6	16.1	(105.1)	62.6
Less: Net loss attributable to noncontrolling interest	—	—	(5.4)	—	(5.4)
Net earnings (loss) attributable to Manitowoc	$68.0	$83.6	$21.5	$(105.1)	$68.0

Comprehensive income (loss) attributable to Manitowoc	$51.9	$83.5	$10.7	$(94.2)	$51.9

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,248.1	$899.3	$(298.3)	$1,849.1
Costs and expenses:
Cost of sales	—	951.4	741.5	(298.3)	1,394.6
Engineering, selling and administrative expenses	31.2	120.1	145.2	—	296.5
Amortization expense	—	14.9	3.7	—	18.6
Restructuring expense	—	0.2	0.7	—	0.9
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(64.3)	(20.0)	—	84.3	—
Total costs and expenses	(33.1)	1,066.7	891.1	(214.0)	1,710.7

Operating earnings (loss) from continuing operations	33.1	181.4	8.2	(84.3)	138.4

Other income (expenses):
Interest expense	(60.3)	(0.9)	(5.6)	—	(66.8)
Amortization of deferred financing fees	(4.1)	—	—	—	(4.1)
Management fee income (expense)	30.8	(37.8)	7.0	—	—
Other income (expense), net	29.5	(30.5)	1.2	—	0.2
Total other income (expenses)	(4.1)	(69.2)	2.6	—	(70.7)

Earnings (loss) from continuing operations before taxes on earnings	29.0	112.2	10.8	(84.3)	67.7
Provision (benefit) for taxes on earnings	(16.0)	35.4	7.5	—	26.9
Earnings (loss) from continuing operations	45.0	76.8	3.3	(84.3)	40.8

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.5)	0.5	—	—
Net earnings (loss)	45.0	76.3	3.8	(84.3)	40.8
Less: Net loss attributable to noncontrolling interest	—	—	(4.2)	—	(4.2)
Net earnings (loss) attributable to Manitowoc	$45.0	$76.3	$8.0	$(84.3)	$45.0

Comprehensive income (loss) attributable to Manitowoc	$22.8	$77.5	$19.6	$(97.1)	$22.8

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of June 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$7.3	$10.2	$74.2	$—	$91.7
Marketable securities	2.7	—	—	—	2.7
Restricted cash	5.3	—	5.4	—	10.7
Accounts receivable — net	—	34.7	305.8	—	340.5
Intercompany interest receivable	20.0	3.1	—	(23.1)	—
Inventories — net	—	383.7	432.2	—	815.9
Deferred income taxes	73.0	—	16.1	—	89.1
Other current assets	2.8	2.2	102.9	—	107.9
Total current assets	111.1	433.9	936.6	(23.1)	1,458.5

Property, plant and equipment — net	5.9	279.7	274.3	—	559.9
Goodwill	—	969.1	237.8	—	1,206.9
Other intangible assets — net	—	606.1	170.5	—	776.6
Intercompany long-term receivable	922.5	158.6	899.6	(1,980.7)	—
Intercompany accounts receivable	—	1,415.0	1,677.5	(3,092.5)	—
Other non-current assets	46.6	4.2	98.5	—	149.3
Investment in affiliates	5,164.1	3,453.5	—	(8,617.6)	—
Total assets	$6,250.2	$7,320.1	$4,294.8	$(13,713.9)	$4,151.2

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$88.3	$400.7	$389.2	$—	$878.2
Short-term borrowings and current portion of long-term debt	32.5	0.7	63.0	—	96.2
Intercompany interest payable	3.1	—	20.0	(23.1)	—
Product warranties	—	46.1	36.0	—	82.1
Customer advances	—	7.2	17.8	—	25.0
Product liabilities	—	23.3	5.3	—	28.6
Total current liabilities	123.9	478.0	531.3	(23.1)	1,110.1
Non-Current Liabilities:
Long-term debt, less current portion	1,776.1	2.6	22.2	—	1,800.9
Deferred income taxes	179.8	—	46.3	—	226.1
Pension obligations	81.5	11.8	20.2	—	113.5
Postretirement health and other benefit obligations	49.6	—	3.5	—	53.1
Long-term deferred revenue	—	10.4	30.9	—	41.3
Intercompany long-term note payable	183.2	829.8	967.7	(1,980.7)	—
Intercompany accounts payable	3,092.5	—	—	(3,092.5)	—
Other non-current liabilities	99.5	15.1	51.9	—	166.5
Total non-current liabilities	5,462.2	869.7	1,142.7	(5,073.2)	2,401.4
Equity
Manitowoc stockholders’ equity	664.1	5,972.4	2,645.2	(8,617.6)	664.1
Noncontrolling interest	—	—	(24.4)	—	(24.4)
Total equity	664.1	5,972.4	2,620.8	(8,617.6)	639.7
Total liabilities and equity	$6,250.2	$7,320.1	$4,294.8	$(13,713.9)	$4,151.2

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(37.8)	$45.4	$(66.1)	$—	$(58.5)
Cash provided by (used for) operating activities of discontinued operations	—	(2.2)	(1.8)	—	(4.0)
Net cash provided by (used for) operating activities	$(37.8)	$43.2	$(67.9)	$—	$(62.5)

Cash Flows from Investing:
Capital expenditures	$—	$(27.2)	$(19.7)	$—	$(46.9)
Proceeds from sale of property, plant and equipment	—	0.2	0.7	—	0.9
Restricted cash	—	—	(0.2)	—	(0.2)
Proceeds from sale of business	—	—	39.2	—	39.2
Intercompany investments	(45.3)	1.6	61.3	(17.6)	—
Net cash provided by (used for) investing activities	(45.3)	(25.4)	81.3	(17.6)	(7.0)

Cash Flows from Financing:
Payments on long-term debt	$(28.4)	$(0.3)	$(10.1)	$—	$(38.8)
Proceeds from long-term debt	—	—	19.3	—	19.3
Proceeds on revolving credit facility—net	103.9	—	0.2	—	104.1
Proceeds (payments) on notes financing—net	—	—	2.3	—	2.3
Exercises of stock options	2.9	—	—	—	2.9
Intercompany financing	—	(11.3)	(6.3)	17.6	—
Net cash provided by (used for) financing activities	78.4	(11.6)	5.4	17.6	89.8

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Net increase (decrease) in cash and cash equivalents	(4.7)	6.2	16.8	—	18.3

Balance at beginning of period	12.0	4.0	57.4	—	73.4
Balance at end of period	$7.3	$10.2	$74.2	$—	$91.7

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(27.8)	$52.1	$(147.7)	$—	$(123.4)
Cash provided by (used for) operating activities of discontinued operations	—	(0.5)	2.1	—	1.6
Net cash provided by (used for) operating activities	$(27.8)	$51.6	$(145.6)	$—	$(121.8)

Cash Flows from Investing:
Capital expenditures	$(0.5)	$(17.0)	$(17.2)	$—	$(34.7)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	0.2
Restricted cash	—	—	(3.0)	—	(3.0)
Intercompany investments	(60.8)	(73.5)	96.8	37.5	—
Net cash provided by (used for) investing activities of continuing operations	(61.3)	(90.5)	76.8	37.5	(37.5)
Net cash provided by (used for) investing activities of discontinued operations	—	—	(0.1)	—	(0.1)
Net cash provided by (used for) investing activities	$(61.3)	$(90.5)	$76.7	$37.5	$(37.6)

Cash Flows from Financing:
Payments on long-term debt	$(18.9)	$(0.3)	$(29.1)	$—	$(48.3)
Proceeds from long-term debt	—	—	64.9	—	64.9
Proceeds from (payments on) revolving credit facility—net	107.9	—	40.9	—	148.8
Proceeds from (payments on) notes financing—net	(0.1)	(1.3)	(17.3)	—	(18.7)
Exercises of stock options	1.6	—	—	—	1.6
Intercompany financing	0.1	46.8	(9.4)	(37.5)	—
Net cash provided by (used for) financing activities	90.6	45.2	50.0	(37.5)	148.3

Effect of exchange rate changes on cash	—	—	(0.7)	—	(0.7)

Net increase (decrease) in cash and cash equivalents	1.5	6.3	(19.6)	—	(11.8)

Balance at beginning of period	4.2	8.5	55.9	—	68.6
Balance at end of period	$5.7	$14.8	$36.3	$—	$56.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012
Analysis of Net Sales
The following table presents net sales by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net sales:
Crane	$656.9	$610.7	$1,204.3	$1,118.6
Foodservice	389.7	386.5	740.3	730.5
Total net sales	$1,046.6	$997.2	$1,944.6	$1,849.1
Consolidated net sales for the three months ended June 30, 2013 increased 5.0% to $1,046.6 million from $997.2 million for the same period in 2012.  Consolidated net sales for the six months ended June 30, 2013 increased 5.2% to $1,944.6 million from $1,849.1 million for the same period in 2012.  The increases in net sales were primarily driven by 7.6% and 7.7% increases in the Crane segment for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  Foodservice segment net sales for the three and six months ended June 30, 2013 increased by 0.8% and 1.3%, respectively, compared to the prior year periods.
Crane segment net sales increased 7.6% for the three months ended June 30, 2013 to $656.9 million versus $610.7 million for the same period in 2012.  Crane segment net sales increased 7.7% for the six months ended June 30, 2013 to $1,204.3 million versus $1,118.6 million for the same period in 2012. The increases in net sales were primarily driven by continued growth in the Americas region, partially offset by sales decreases in the Greater Asia Pacific region as a result of volume reductions.  Crane segment sales for the three and six months ended June 30, 2013 were favorably impacted by $4.2 million and $3.9 million, respectively, from the volatility of foreign currencies in relation to the U.S. Dollar.
As of June 30, 2013, total Crane segment backlog was $726.2 million, a 6.4% decrease over the March 31, 2013 backlog of $776.1 million, and a 23.0% decrease over the June 30, 2012 backlog of $943.6 million.
Net sales from the Foodservice segment for the three months ended June 30, 2013 increased 0.8% to $389.7 million versus $386.5 million for the same time period in 2012. Net sales from the Foodservice segment for the six months ended June 30, 2013 increased 1.3% to $740.3 million versus $730.5 million for the same time period in 2012.  The increases in net sales were primarily driven by volume increases as a result of new product roll outs and pricing actions, partially offset by increases in rebates as a result of the sales increases through certain market channels.  Foodservice segment sales for the three and six months ended June 30, 2013 were unfavorably impacted by $0.5 million and $0.7 million, respectively, from the volatility of foreign currencies in relation to the U.S. Dollar.
Analysis of Operating Earnings
The following table presents operating earnings by business segment. The results for the three and six months ended June 30, 2012 have been revised to reflect the correction of errors related to these periods and all periods reflect reclassifications due to discontinued operations. See Note 1, “Accounting Policies” for further discussion of these revisions, and Note 2, "Discontinued Operations," for further discussion of the reclassifications.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Earnings from operations:
Crane	$65.0	$52.0	$96.3	$73.4
Foodservice	63.0	66.1	112.1	117.1
Corporate expense	(16.5)	(16.5)	(35.0)	(32.5)
Amortization expense	(9.0)	(9.3)	(18.1)	(18.6)
Restructuring expense	(0.9)	(0.2)	(1.2)	(0.9)
Other	—	(0.1)	(0.3)	(0.1)
Total	$101.6	$92.0	$153.8	$138.4
Consolidated gross profit for the three months ended June 30, 2013 was $272.8 million, an increase of $21.6 million compared to the $251.2 million of consolidated gross profit for the same period in 2012. Consolidated gross profit for the six months ended June 30, 2013 was $492.8 million, an increase of $38.3 million compared to the $454.5 million of consolidated gross profit for the same period in 2012.  These increases in consolidated gross profit were primarily driven by an 18.3% and 16.4% increases in Crane segment gross profit for the three and six months ended June 30, 2013, respectively, compared to prior year periods.
For the three months ended June 30, 2013 compared to the same period in 2012, the Crane segment gross profit increased $22.2 million. For the six months ended June 30, 2013 compared to the same period in 2012, the Crane segment gross profit increased $34.8 million.  The sales volume increases coupled with manufacturing cost reduction initiatives and pricing actions, drove the increases in gross profit for the three and six months ended June 30, 2013 compared to the same periods in 2012.
For the three months ended June 30, 2013, the Foodservice segment gross profit decreased $0.6 million compared to the same period last year. This decrease was primarily due to increases in rebates, new facility expenses, facility consolidation expenses and manufacturing costs, partially offset by product cost takeout initiatives and pricing actions. For the six months ended June 30, 2013, the Foodservice segment gross profit increased $3.5 million compared to the same period last year.  Cost reduction initiatives, pricing actions, and increases in volumes primarily drove the increase in gross profit for the Foodservice segment for the six months ended June 30, 2013, partially offset by increases in rebates and discounts, certain manufacturing costs, facility consolidation expenses and new facility expenses.
For the three months ended June 30, 2013, engineering, selling and administrative (ES&A) expenses increased $11.7 million to $161.3 million versus $149.6 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, ES&A expenses increased $22.9 million to $319.4 million versus $296.5 million for the six months ended June 30, 2012.  Crane segment ES&A increased $9.2 million and $11.9 million for the three and six months ended June 30, 2013, respectively, compared to the prior year periods. The three-month period increase in ES&A was primarily the result of increased employee compensation expense, increased levels of engineering expenses, and an increase in professional fees. The six-month period increase in ES&A was primarily a result of the aforementioned increases along with the recognition of reserves for a small number of discrete customer financing issues. Foodservice segment ES&A increased $2.5 million for the three months ended June 30, 2013 compared to the prior year period primarily as a result of an increase in headcount and increased investment in strategic projects.  The Foodservice segment ES&A increased $8.5 million for the six months ended June 30, 2013 compared to the prior year period primarily as a result of an increase in headcount, an increase in pension expenses and increased investment in strategic projects. Corporate expenses were flat for the three months ended June 30, 2013 compared to the prior year period and higher for the six months ended June 30, 2013 versus the prior year period due to increased employee benefit costs and stock award compensation expense, partially offset by a decrease in professional fees.
For the three months ended June 30, 2013, Crane segment operating earnings were $65.0 million compared to $52.0 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, Crane segment operating earnings were $96.3 million compared to $73.4 million for the six months ended June 30, 2012. The increases in operating earnings were a result of the increases in gross profit, partially offset by the ES&A increases described above.
For the three months ended June 30, 2013, Foodservice segment operating earnings were $63.0 million compared to $66.1 million for the three months ended June 30, 2012. The decrease in operating earnings was a result of the gross profit decrease and ES&A increase described above. For the six months ended June 30, 2013, Foodservice segment operating earnings were $112.1 million compared to $117.1 million for the six months ended June 30, 2012.  The decrease in operating earnings was a result of the increase in ES&A, partially offset by the gross profit increase described above.

For both the three months ended June 30, 2013 and the three months ended June 30, 2012 corporate expenses were $16.5 million. For the six months ended June 30, 2013, corporate expenses were $35.0 million compared to $32.5 million for the six months ended June 30, 2012. The increase was due to higher employee benefit costs and stock award compensation expense, partially offset by decreases in professional fees.
Analysis of Non-Operating Income Statement Items
The loss on debt extinguishment for the six months ended June 30, 2013 was $0.4 million.  The loss related to the accelerated pay downs on Term Loans A and B.
Interest expense for the three months ended June 30, 2013 was $32.6 million versus $33.8 million for the three months ended June 30, 2012.  Interest expense for the six months ended June 30, 2013 was $65.9 million versus $66.8 million for the six months ended June 30, 2012. The decrease in interest expense for the three and six months ended June 30, 2013 was a result of the company's debt reduction efforts.  Amortization expenses for deferred financing fees were $1.7 million for the three months ended June 30, 2013 compared to $2.1 million for the three months ended June 30, 2012. Amortization expenses for deferred financing fees were $3.5 million for the six months ended June 30, 2013 compared to $4.1 million for the six months ended June 30, 2012.  The decrease in amortization expenses for the three and six months ended June 30, 2013 was related to the lower balance of deferred financing fees as a result of the accelerated pay downs of Term Loans in 2012.
Other income (expense), net for the three months ended June 30, 2013 was expense of $1.4 million compared to other income of $2.0 million for the same period ended 2012. Other income (expense), net for both the six months ended June 30, 2013 and 2012 was income of $0.2 million. The increase in other expense for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to foreign currency exchange losses in the current year period compared to foreign currency exchange gains in the prior year period.
For the six months ended June 30, 2013, the company recorded income tax expense of $17.8 million, compared to income tax expense of $26.9 million for the six months ended June 30, 2012.  The decrease in the company's tax expense for the six months ended June 30, 2013 relative to the prior year resulted primarily from the jurisdictional mix of pre-tax earnings and net discrete items, principally the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013, reserve releases related to statute of limitations expirations, a favorable audit settlement, and the effective settlement of other state uncertain tax benefits.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.
The company’s unrecognized tax benefits, excluding interest and penalties, were $38.7 million as of June 30, 2013, and $55.8 million as of June 30, 2012.  All of the company’s unrecognized tax benefits as of June 30, 2013, if recognized, would impact its effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $6.9 million, either because the company’s tax positions are sustained on audit or settled or the applicable statute of limitations closes.
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 through 2011.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008.  In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any.  The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012.  In January 2013, the company received a formal rebuttal from the IRS and notification of the assignment of this matter to its Appeals division. The opening Appeals conference was held with the IRS on July 18, 2013. The company will continue to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  However, there can be no assurance that this matter will be resolved in the company’s favor.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009; the company also formally disagreed with these adjustments.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of June 30, 2013, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
As of June 30, 2013 there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.
Earnings (loss) from discontinued operations for the three months ended June 30, 2013 was a loss of $2.1 million compared to earnings of $0.4 million for the same period ended 2012. Loss from discontinued operations for the six months ended June 30, 2013 was a loss of $2.2 million. The increase in loss from discontinued operations for the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily due to the settlement of a product liability claim in the second quarter of 2013 related to a business disposed of prior to 2012.
Loss on sale of discontinued operations was $1.6 million for the six months ended June 30, 2013.  The loss was primarily attributable to tax expense of $3.3 million on the sale of the Jackson business in January 2013. For more information regarding the sale of the Jackson business, see Note 2, "Discontinued Operations," of the condensed consolidated financial statements.
Financial Condition
First Six Months of 2013
Cash and cash equivalents balance as of June 30, 2013 totaled $91.7 million, which was an increase of $18.3 million from the December 31, 2012 balance of $73.4 million.  Cash flow used for operating activities of continuing operations for the first six months of 2013 was $58.5 million compared to cash used for continuing operations of $123.4 million for the first six months of 2012.  During the first six months of 2013, cash flow used for continuing operations was primarily a result of working capital to support increased order activity.  Inventory increases resulted in a use of cash of $115.7 million to support increased order activity primarily in the Crane segment.
Capital expenditures during the first six months of 2013 were $46.9 million versus $34.7 million during the first six months of 2012.  The majority of the capital expenditures were related to equipment purchases for the Crane and Foodservice segments, continued investment in our facility in Brazil and the enterprise resource planning ("ERP") system implementation in the Crane segment.
First Six Months of 2012
Cash and cash equivalents balance as of June 30, 2012 totaled $56.8 million, which was a decrease of $11.8 million from the December 31, 2011 balance of $68.6 million. Cash flow used for operating activities of continuing operations for the first six months of 2012 was $123.4 million compared to cash used of continuing operations of $170.2 million for the first six months of 2011. During the first six months of 2012, cash flow from continuing operations was used primarily for working capital to support increased order activity in both segments. Inventory increases resulted in a use of cash of $156.2 million, partially offset by increased payables of $6.7 million; cash of $34.5 million was used for increased receivables due to higher sales primarily in the Crane segment.
Capital expenditures during the first six months of 2012 were $34.7 million versus $18.6 million during the first six months of 2011. The majority of the capital expenditures were related to our new facility in Brazil, our ERP system implementation in France and machinery and equipment purchases for the Crane and Foodservice segments.

Liquidity and Capital Resources
Outstanding debt as of June 30, 2013 and December 31, 2012 is summarized as follows:

(in millions)	June 30, 2013	December 31, 2012
Revolving credit facility	$138.3	$34.4
Term loan A	277.1	297.5
Term loan B	75.4	81.0
Senior notes due 2018	409.5	410.5
Senior notes due 2020	616.7	621.2
Senior notes due 2022	291.6	298.9
Other	88.5	81.3
Total debt	1,897.1	1,824.8
Less current portion and short-term borrowings	(96.2)	(92.8)
Long-term debt	$1,800.9	$1,732.0
On May 13, 2011, the company entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”).  The company's Senior Credit Facility currently includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years. The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years. Including interest rate caps as of June 30, 2013, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.00% and 4.25%, respectively. Excluding interest rate caps, Term Loan A and Term Loan B interest rates were also 3.00% and 4.25%, respectively, as of June 30, 2013. The weighted average interest rates for the term loans including and excluding the impact of interest rate caps were the same because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level as of June 30, 2013.
The company has the following three series of Senior Notes outstanding (collectively, the “Senior Notes”):
•5.875% Senior Notes due 2022 (the "2022 Notes"); original principal amount: $300.0 million
•8.50% Senior Notes due 2020 (the "2020 Notes"); original principal amount: $600.0 million
•9.50% Senior Notes due 2018 (the "2018 Notes"); original principal amount: $400.0 million
Interest on the 2022 Notes is payable semiannually in April and October of each year; interest on the 2020 Notes is payable semiannually in May and November of each year; and interest on the 2018 Notes is payable semiannually in February and August of each year.
See additional discussion of the Senior Credit Facility and the Senior Notes in Note 8, “Debt” of the condensed consolidated financial statements.
As of June 30, 2013, the company had outstanding $88.5 million of other indebtedness that has a weighted-average interest rate of approximately 6.5%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of June 30, 2013, the company had outstanding $225.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility. As of June 30, 2013, $75.0 million and $125.0 million of the 2020 Notes and 2022 Notes were swapped to floating rate interest. Including the impact of these swaps, the 2020 Notes and 2022 Notes have an all-in interest rate of 8.31% and 5.20%, respectively.
As of June 30, 2013, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2018 Notes, 2020 Notes, and 2022 Notes.  Based upon current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months. As of June 30, 2013 the company’s Consolidated Senior Secured Leverage Ratio was 1.67:1, while the maximum ratio is 3.25:1 and our Consolidated Interest Coverage Ratio was 3.22:1, above the minimum ratio of 2.25:1.

The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of June 30, 2013 was $425.3 million. The company believes this measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of net earnings attributable to the company to Adjusted EBITDA for the trailing twelve months ended June 30, 2013 was as follows:

Trailing Twelve Months,
(in millions)	June 30, 2013
Net earnings attributable to Manitowoc	$124.7
Loss from discontinued operations	1.9
Loss on sale of discontinued operations	1.6
Depreciation and amortization	110.1
Interest expense and amortization of deferred financing fees	143.8
Costs due to early extinguishment of debt	6.7
Restructuring charges	9.8
Income taxes	28.9
Other	(2.2)
Adjusted EBITDA	$425.3
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
The company’s liquidity position at June 30, 2013 and December 31, 2012 is summarized as follows:

(in millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$94.4	$76.1
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(138.3)	(34.4)
Less: Outstanding letters of credit	(32.7)	(38.2)
Total liquidity	$423.4	$503.5
The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.
The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million and expires in May 2016.  As of June 30, 2013, the revolving facility had a balance of $138.3 million.  During the quarter the highest daily borrowing was $306.7 million and the average borrowing was $139.2 million, while the average interest rate was 3.33% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company.  As of June 30, 2013, the spreads for LIBOR and Prime borrowings were 2.75% and 1.75%, respectively, given the effective Consolidated Total Leverage Ratio for this period.
The company has not provided for additional U.S. income taxes on approximately $712.3 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. As of June 30, 2013, approximately $53.1 million of our total cash and cash equivalents were held by our foreign subsidiaries. This cash is associated with earnings that we have asserted are permanently reinvested. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because our U.S. operations and debt service are supported by the cash generated by our U.S. operations. The company would only plan to repatriate foreign cash when it would attract a low tax cost.
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

Corporate (including factors that may affect both of our segments)-changes in laws and regulations, as well as their enforcement, throughout the world; the ability to finance, complete, successfully integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, unanticipated issues associated with transitional services, realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; the ability to focus and actualize on product quality and reliability; issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, and/or consolidations of existing facilities and operations; efficiencies and capacity utilization of facilities; actions of competitors, including competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of additional financing leverage; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of a tax matter with the IRS related to the calendar years 2008 and 2009; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company's business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; government approval and funding of projects and the effects of U.S. government budget sequestration; and other events outside our control.

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

Date: August 2, 2013	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
June 30, 2013

Exhibit No.	Description	Filed/Furnished Herewith

3.1	The Manitowoc Company, Inc. Amended and Restated Articles of Incorporation, effective as of May 7, 2013. (Reflects correction of a clerical error included in previous filing of this exhibit.)	X	(1)

10.1	Form of Performance Share Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan.	X	(1)

10.2	Form of Restricted Stock Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan.	X	(1)

10.3	Form of Restricted Stock Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan.	X	(1)

10.4	Form of Restricted Stock Unit Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan.	X	(1)

10.5	Form of Restricted Stock Unit Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan.	X	(1)

10.6	Form of Non-Qualified Stock Option Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan.	X	(1)

10.7	Form of Incentive Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan.	X	(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith
(2)  Furnished Herewith