Form 10-Q
period 2013-09-30
MANITOWOC CO INC
filed 2013-11-01
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2013, the most recent practicable date, was 133,628,937.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,014.5	$947.5	$2,959.1	$2,796.6
Costs and expenses:
Cost of sales	754.4	713.6	2,206.2	2,108.2
Engineering, selling and administrative expenses	151.0	152.5	470.4	449.0
Amortization expense	8.7	9.3	26.8	27.9
Restructuring expense	0.4	0.7	1.6	1.6
Other	0.2	1.9	0.5	2.0
Total operating costs and expenses	914.7	878.0	2,705.5	2,588.7

Earnings from operations	99.8	69.5	253.6	207.9

Other income (expenses):
Interest expense	(32.0)	(34.4)	(97.9)	(101.2)
Amortization of deferred financing fees	(1.8)	(2.0)	(5.3)	(6.1)
Loss on debt extinguishment	—	—	(0.4)	—
Other income (expense), net	0.9	(0.2)	1.1	—
Total other income (expenses)	(32.9)	(36.6)	(102.5)	(107.3)

Earnings from continuing operations before taxes on income	66.9	32.9	151.1	100.6
Provision for taxes on income	17.0	13.5	34.8	40.4
Earnings from continuing operations	49.9	19.4	116.3	60.2

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $0.4, $0.3, $(0.9) and $0.5, respectively	0.7	0.3	(1.5)	0.3
Loss on sale of discontinued operations, net of income taxes of $0.0, $0.0, $3.3 and $0.0, respectively	—	—	(1.6)	—
Net earnings	50.6	19.7	113.2	60.5
Less: Net loss attributable to noncontrolling interest, net of income taxes	(2.3)	(2.5)	(7.7)	(6.7)
Net earnings attributable to Manitowoc	$52.9	$22.2	$120.9	$67.2

Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$52.2	$21.9	$124.0	$66.9
Earnings (loss) from discontinued operations, net of income taxes	0.7	0.3	(1.5)	0.3
Loss on sale of discontinued operations, net of income taxes	—	—	(1.6)	—
Net earnings attributable to Manitowoc	$52.9	$22.2	$120.9	$67.2

Basic earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.39	$0.17	$0.93	$0.51
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	0.01	—	(0.01)	—
Loss on sale of discontinued operations, net of income taxes	—	—	(0.01)	—
Earnings per share attributable to Manitowoc common shareholders	$0.40	$0.17	$0.91	$0.51

Diluted earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.39	$0.17	$0.92	$0.50
Earnings (loss) from discontinued operations attributable to Manitowoc common shareholders	0.01	—	(0.01)	—
Loss on sale of discontinued operations, net of income taxes	—	—	(0.01)	—
Earnings per share attributable to Manitowoc common shareholders	$0.39	$0.17	$0.89	$0.51

Weighted average shares outstanding — basic	133,079,254	130,704,895	132,798,086	130,610,592
Weighted average shares outstanding — diluted	135,304,501	132,602,292	135,141,947	132,576,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$50.6	$19.7	$113.2	$60.5
Other comprehensive income, net of tax
Derivative instrument fair market value adjustment, net of income taxes of $1.4, $2.0, $0.2 and $1.6, respectively	2.3	4.0	0.2	3.1
Employee pension and postretirement benefits, net of income taxes of $0.3, $0.3, $1.0 and $0.7, respectively	1.0	1.0	3.1	2.6
Foreign currency translation adjustments	16.7	24.9	0.6	2.0
Total other comprehensive income, net of tax	20.0	29.9	3.9	7.7
Comprehensive income	70.6	49.6	117.1	68.2
Comprehensive loss attributable to noncontrolling interest	(2.3)	(2.5)	(7.7)	(6.7)
Comprehensive income attributable to Manitowoc	$72.9	$52.1	$124.8	$74.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012
(Unaudited)
(In millions, except share data)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$84.5	$73.4
Marketable securities	2.7	2.7
Restricted cash	9.5	10.6
Accounts receivable, less allowances of $16.9 and $13.5, respectively	291.3	332.7
Inventories — net	854.9	707.6
Deferred income taxes	88.4	89.0
Other current assets	131.2	105.2
Current assets of discontinued operation	—	6.8
Total current assets	1,462.5	1,328.0

Property, plant and equipment — net	575.0	556.1
Goodwill	1,210.6	1,210.7
Other intangible assets — net	772.1	796.4
Other non-current assets	146.9	130.3
Long-term assets of discontinued operation	—	35.8
Total assets	$4,167.1	$4,057.3
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$902.9	$912.9
Current portion of long-term debt and short-term borrowings	97.2	92.8
Product warranties	82.9	82.1
Customer advances	35.4	24.2
Product liabilities	26.5	27.9
Current liabilities of discontinued operation	—	6.0
Total current liabilities	1,144.9	1,145.9
Non-Current Liabilities:
Long-term debt	1,706.0	1,732.0
Deferred income taxes	229.4	223.0
Pension obligations	114.3	114.3
Postretirement health and other benefit obligations	53.0	53.4
Long-term deferred revenue	39.8	37.7
Other non-current liabilities	165.2	161.1
Long-term liabilities of discontinued operation	—	8.6
Total non-current liabilities	2,307.7	2,330.1
Commitments and contingencies (Note 14)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 133,628,937 and 132,769,478 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	500.8	486.9
Accumulated other comprehensive loss	(25.5)	(29.4)
Retained earnings	343.0	222.1
Treasury stock, at cost (29,546,991 and 30,406,450 shares, respectively)	(78.5)	(80.7)
Total Manitowoc stockholders’ equity	741.2	600.3
Noncontrolling interest	(26.7)	(19.0)
Total equity	714.5	581.3
Total liabilities and equity	$4,167.1	$4,057.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operations:
Net earnings	$113.2	$60.5
Adjustments to reconcile net earnings to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	1.5	(0.3)
Depreciation	54.2	51.1
Amortization of intangible assets	26.8	27.9
Amortization of deferred financing fees	5.3	6.1
Deferred income taxes	(1.0)	1.8
Loss on early debt extinguishment	0.4	—
Loss on sale of property, plant and equipment	3.2	0.8
Loss on sale of discontinued operations	1.6	—
Stock-based compensation expense	12.3	11.8
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	39.0	(42.3)
Inventories	(145.4)	(200.9)
Other assets	(45.6)	(16.0)
Accounts payable	(6.1)	2.7
Accrued expenses and other liabilities	(3.5)	23.1
Net cash provided by (used for) operating activities of continuing operations	55.9	(73.7)
Net cash (used for) provided by operating activities of discontinued operations	(3.3)	2.8
Net cash provided by (used for) operating activities	52.6	(70.9)

Cash Flows from Investing:
Capital expenditures	(73.3)	(50.2)
Proceeds from sale of property, plant and equipment	1.4	0.7
Restricted cash	1.2	(2.9)
Proceeds from sale of business	39.2	—
Net cash used for investing activities of continuing operations	(31.5)	(52.4)
Net cash used for investing activities of discontinued operations	(0.1)	(0.1)
Net cash used for investing activities	(31.6)	(52.5)

Cash Flows from Financing:
Proceeds from revolving credit facility	16.7	123.4
Proceeds from swap monetization	—	14.8
Payments on long-term debt	(55.8)	(70.3)
Proceeds from long-term debt	28.3	73.1
Payments on notes financing	(0.9)	(21.5)
Debt issuance costs	—	(0.3)
Exercises of stock options	3.8	2.6
Net cash (used for) provided by financing activities	(7.9)	121.8

Effect of exchange rate changes on cash	(2.0)	1.3

Net increase (decrease) in cash and cash equivalents	11.1	(0.3)
Balance at beginning of period	73.4	68.6
Balance at end of period	$84.5	$68.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
1.  Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, the cash flows for the same nine-month periods, and the financial position at September 30, 2013 and December 31, 2012, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2012.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC’s rules and regulations dealing with interim financial statements.  However, the company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.
All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.
Certain prior period amounts have been reclassified to conform to current presentation.
During the third quarter of 2013, Shantui Investment Co., Ltd. (“Shantui”) terminated an agreement with Manitowoc's subsidiary, Manitowoc Crane Group Asia Pte Ltd. to enter into a joint venture contract with respect to the truck crane business currently operated as Manitowoc Dong Yue Heavy Machinery Co., Ltd. (“Manitowoc Dong Yue”).  Manitowoc has a 50% controlling ownership interest in Manitowoc Dong Yue, and Manitowoc Dong Yue's financial results and position are included in the company's consolidated financial statements.  Additionally, Manitowoc has significant intercompany loans with Manitowoc Dong Yue.  As a result of the termination of the agreement by Shantui, the company is considering alternative courses of action with respect to the Manitowoc Dong Yue business, which could effectively result in the disposal of Manitowoc's interest in Manitowoc Dong Yue.  It is likely that these courses of action would result in significant non-cash losses, primarily as a result of the potential deconsolidation of Manitowoc Dong Yue.
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
The following selected financial data of the Jackson business for the three and nine months ended September 30, 2013 and 2012 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net sales	$—	$8.2	$2.5	$25.1

Pretax earnings from discontinued operation	$—	$0.5	$0.1	$1.4
Provision for taxes on earnings	—	0.3	—	0.7
Net earnings from discontinued operation	$—	$0.2	$0.1	$0.7

The following selected financial data of various other businesses disposed of prior to 2012, primarily consisting of administrative costs and the settlement of a product liability claim in the second quarter of 2013, for the three and nine months ended September 30, 2013 and 2012, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net sales	$—	$—	$—	$—

Pretax earnings (loss) from discontinued operations	$1.1	$0.1	$(2.5)	$(0.6)
Provision (benefit) for taxes on earnings	0.4	—	(0.9)	(0.2)
Net earnings (loss) from discontinued operations	$0.7	$0.1	$(1.6)	$(0.4)
3. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$3.7	$—	$3.7
Commodity contracts	—	0.1	—	0.1
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$2.7	$3.8	$—	$6.5
Current Liabilities:
Foreign currency exchange contracts	$—	$1.7	$—	$1.7
Commodity contracts	—	0.9	—	0.9
Total current liabilities at fair value	$—	$2.6	$—	$2.6
Non-current Liabilities:
Interest rate swap contracts	$—	$11.2	$—	$11.2
Commodity contracts	$—	$0.1	$—	$0.1
Total Non-current liabilities at fair value	$—	$11.3	$—	$11.3

	Fair Value as of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Marketable securities	2.7	—	—	2.7
Total current assets at fair value	$2.7	$2.9	$—	$5.6
Current Liabilities:
Foreign currency exchange contracts	$—	$0.9	$—	$0.9
Commodity contracts	—	0.8	—	0.8
Interest rate swap contracts	—	0.3	—	0.3
Total current liabilities at fair value	$—	$2.0	$—	$2.0
Non-current Liabilities:
Interest rate swap contracts	$—	$1.1	$—	$1.1
Total non-current liabilities at fair value	$—	$1.1	$—	$1.1

The fair value of the company’s 9.50% Senior Notes due 2018 was approximately $429.1 million and $447.5 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of the company’s 8.50% Senior Notes due 2020 was approximately $667.5 million and $675.0 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of the company’s 5.875% Senior Notes due 2022 was approximately $295.0 million and $307.5 million as of September 30, 2013 and December 31, 2012, respectively. The fair values of the company’s Term Loans under its Senior Credit Facility were as follows as of September 30, 2013 and December 31, 2012, respectively:  Term Loan A — $270.0 million and $296.0 million; and Term Loan B — $75.6 million and $81.4 million.  See Note 8, “Debt,” for a description of the debt instruments and their related carrying values.
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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; though these markets are typically thinly traded, the liabilities are therefore classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (See Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of September 30, 2013 and December 31, 2012 due to the short-term nature of these instruments.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $0.9 million of unrealized gains net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.
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
As of September 30, 2013 and December 31, 2012, the company had the following outstanding commodity and foreign currency exchange contracts that were entered to hedge forecasted transactions:

	Units Hedged
Commodity	September 30, 2013	December 31, 2012		Type
Aluminum	1,715	1,382	MT	Cash Flow
Copper	417	515	MT	Cash Flow
Natural Gas	201,946	158,670	MMBtu	Cash Flow
Steel	14,054	10,041	Tons	Cash Flow

	Units Hedged
Short Currency	September 30, 2013	December 31, 2012	Type
Canadian Dollar	10,079,738	9,351,126	Cash Flow
European Euro	114,968,295	66,389,190	Cash Flow
South Korean Won	2,211,098,418	2,595,874,455	Cash Flow
Singapore Dollar	4,800,000	4,800,000	Cash Flow
United States Dollar	246,399	2,398,273	Cash Flow
Chinese Renminbi	76,791,282	187,640,472	Cash Flow
As of September 30, 2013 and December 31, 2012, the company had outstanding $150.0 million and $225.0 million, respectively, notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility without the benefit of the interest rate cap.
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
As of September 30, 2013, the company had $75.0 million and $125.0 million total notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2020 and 2022, respectively, that were designated as fair value hedges.

See Note 8, "Debt," for a description of the debt instruments.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Condensed Consolidated Statements of Operations.  As of September 30, 2013 and December 31, 2012, the company had the following outstanding foreign currency exchange contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	September 30, 2013	December 31, 2012	Recognized Location	Purpose
Euro	30,411,329	24,540,841	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	42,739,909	6,432,000	Other income, net	Accounts Payable and Receivable Settlement
Pound Sterling	—	11,100,000	Other income, net	Accounts Payable and Receivable Settlement
Chinese Renminbi	125,000,000	—	Other income, net	Accounts Payable and Receivable Settlement
Japanese Yen	200,000,000	—	Other income, net	Accounts Payable and Receivable Settlement
Swiss Franc	25,563,763	—	Other income, net	Accounts Payable and Receivable Settlement
The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 was as follows:

		ASSET DERIVATIVES
		September 30, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$2.7	$2.6
Commodity contracts	Other current assets	$0.1	$—
Total derivatives designated as hedging instruments		$2.8	$2.6

		ASSET DERIVATIVES
		September 30, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.0	$0.3
Total derivatives NOT designated as hedging instruments		$1.0	$0.3

Total asset derivatives		$3.8	$2.9
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 was as follows:

		LIABILITY DERIVATIVES
		September 30, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.2	$0.4
Commodity contracts	Accounts payable and accrued expenses	0.9	0.8
Commodity contracts	Other non-current liabilities	$0.1	$—
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	$11.2	$1.1
Total derivatives designated as hedging instruments		$12.4	$2.3

		LIABILITY DERIVATIVES
		September 30, 2013	December 31, 2012
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$1.5	$0.5
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	—	0.3
Total derivatives NOT designated as hedging instruments		$1.5	$0.8

Total liability derivatives		$13.9	$3.1
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and September 30, 2012 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	September 30, 2013	September 30, 2012	OCI into Income (Effective Portion)	September 30, 2013	September 30, 2012
Foreign exchange contracts	$2.0	$2.7	Cost of sales	$0.8	$(3.6)
Interest rate swap & cap contracts	—	—	Interest expense	—	—
Commodity contracts	0.4	0.9	Cost of sales	(0.4)	(0.8)
Total	$2.4	$3.6		$0.4	$(4.4)

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	September 30, 2013	September 30, 2012
Commodity contracts	Cost of sales	$—	$(0.1)
Total		$—	$(0.1)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	September 30, 2013	September 30, 2012
Foreign exchange contracts	Other income	$0.8	$0.3
Interest rate swaps	Other income	—	2.3
Total		$0.8	$2.6
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013 and September 30, 2012 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	September 30, 2013	September 30, 2012	OCI into Income (Effective Portion)	September 30, 2013	September 30, 2012
Foreign exchange contracts	$0.2	$2.5	Cost of sales	$1.6	$(6.9)
Interest rate swap & cap contracts	—	(0.1)	Interest expense	—	—
Commodity contracts	0.1	0.7	Cost of sales	(1.5)	(2.2)
Total	$0.3	$3.1		$0.1	$(9.1)

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	September 30, 2013	September 30, 2012
Commodity contracts	Cost of sales	$(0.1)	$(0.2)
Total		$(0.1)	$(0.2)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	September 30, 2013	September 30, 2012
Foreign exchange contracts	Other income	$—	$(1.2)
Interest rate swaps	Other income	—	$6.9
Total		$—	$5.7
The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and September 30, 2012 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	September 30, 2013	September 30, 2012
Interest rate swap contracts	Interest expense	$(2.7)	$—
Total		$(2.7)	$—
The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013 and September 30, 2012 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	September 30, 2013	September 30, 2012
Interest rate swap contracts	Interest expense	$(10.1)	$11.5
Total		$(10.1)	$11.5

5. Inventories
The components of inventories as of September 30, 2013 and December 31, 2012 are summarized as follows:

(in millions)	September 30, 2013	December 31, 2012
Inventories — gross:
Raw materials	$255.8	$231.1
Work-in-process	191.6	149.7
Finished goods	513.5	437.6
Total inventories — gross	960.9	818.4
Excess and obsolete inventory reserve	(70.4)	(74.2)
Net inventories at FIFO cost	890.5	744.2
Excess of FIFO costs over LIFO value	(35.6)	(36.6)
Inventories — net	$854.9	$707.6
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2012 and the nine months ended September 30, 2013 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2012	$338.8	$1,384.9	$1,723.7
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of January 1, 2012	338.8	869.2	1,208.0
Restructuring reserve adjustment	—	(0.6)	(0.6)
Foreign currency impact	2.9	0.4	3.3
Gross balance as of December 31, 2012	$341.7	$1,384.7	$1,726.4
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2012	$341.7	$869.0	$1,210.7
Restructuring reserve adjustment	—	(0.7)	(0.7)
Foreign currency impact	0.5	0.1	0.6
Gross balance as of September 30, 2013	$342.2	$1,384.1	$1,726.3
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of September 30, 2013	$342.2	$868.4	$1,210.6
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

The gross carrying amount, accumulated amortization and net book value of the company’s intangible assets other than goodwill at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013			December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$310.6	$—	$310.6	$309.4	$—	$309.4
Customer relationships	425.8	(109.9)	315.9	426.7	(94.1)	332.6
Patents	34.7	(27.8)	6.9	33.6	(26.1)	7.5
Engineering drawings	11.3	(8.8)	2.5	11.1	(8.1)	3.0
Distribution network	20.9	—	20.9	20.6	—	20.6
Other intangibles	178.2	(62.9)	115.3	178.2	(54.9)	123.3
Total	$981.5	$(209.4)	$772.1	$979.6	$(183.2)	$796.4
Amortization expense for the three months ended September 30, 2013 and 2012 was $8.7 million and $9.3 million, respectively.
Amortization expense for the nine months ended September 30, 2013 and 2012 was $26.8 million and $27.9 million, respectively.
7.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at September 30, 2013 and December 31, 2012 are summarized as follows:

(in millions)	September 30, 2013	December 31, 2012
Trade accounts payable and interest payable	$512.5	$510.2
Employee related expenses	109.5	96.9
Restructuring expenses	20.4	25.3
Profit sharing and incentives	34.8	42.9
Accrued rebates	39.4	39.7
Deferred revenue - current	22.3	29.5
Derivative liabilities	2.6	1.9
Income taxes payable	46.4	37.6
Miscellaneous accrued expenses	115.0	128.9
	$902.9	$912.9

8. Debt
Outstanding debt at September 30, 2013 and December 31, 2012 is summarized as follows:

(in millions)	September 30, 2013	December 31, 2012
Revolving credit facility	$51.1	$34.4
Term loan A	271.3	297.5
Term loan B	75.4	81.0
Senior notes due 2018	409.0	410.5
Senior notes due 2020	616.4	621.2
Senior notes due 2022	291.6	298.9
Other	88.4	81.3
Total debt	1,803.2	1,824.8
Less current portion and short-term borrowings	(97.2)	(92.8)
Long-term debt	$1,706.0	$1,732.0
On May 13, 2011, the company entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”). The Senior Credit Facility currently includes three different loan facilities.  The first is a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.  Both including and excluding interest rate caps as of September 30, 2013, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.00% and 4.25%, respectively.  The weighted average interest rates for the term loans including and excluding the impact of interest rate caps were the same because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level as of September 30, 2013.
The Senior Credit Facility contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters, and (b) a Consolidated Senior Secured Leverage Ratio, which measures the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the most recent four fiscal quarters.  The current covenant levels of the financial covenants under the Senior Credit Facility are as set forth below:

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
As of September 30, 2013, the company had outstanding $88.4 million of other indebtedness that has a weighted-average interest rate of approximately 6.4%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of September 30, 2013, the company had outstanding $150.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility. As of September 30, 2013, $75.0 million and $125.0 million of the 2020 and 2022 Notes, respectively, were swapped to floating rate interest. Including the impact of these floating rate swaps, the 2020 and 2022 Notes have an all-in interest rate of 8.31% and 5.19%, respectively.
The balance sheet values of the Senior Notes as of September 30, 2013 and December 31, 2012 are not equal to the face value of the Notes due to the fact that the monetized value and the fair market value of the fixed-to-float interest rate hedges on these Notes are included in the applicable balance sheet values (see Note 4, “Derivative Financial Instruments” for more information).
As of September 30, 2013, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2018 Notes, the 2020 Notes, and the 2022 Notes.  Based upon the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent 12 months. As of September 30, 2013 our Consolidated Senior Secured Leverage Ratio was 1.35:1, while the maximum ratio is 3.25:1 and our Consolidated Interest Coverage Ratio was 3.51:1, above the minimum ratio of 2.50:1.
9. Accounts Receivable Securitization
The company maintains an accounts receivable securitization program with a commitment size of $150.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., 60 days) as noted below. Trade accounts receivables sold to a third-party financial institution (“Purchaser”) and being serviced by the company totaled $148.5 million as of September 30, 2013 and $149.2 million at December 31, 2012.
Due to an average collection cycle of less than 60 days for such accounts receivable as well as the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded as of September 30, 2013 and December 31, 2012 was $47.8 million and $34.3 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
The accounts receivable securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the Senior Credit Facility.  As of September 30, 2013, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the accounts receivable securitization program.  Based on the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent twelve months.
10.  Income Taxes
For the nine months ended September 30, 2013, the company recorded an income tax expense of $34.8 million, compared to an income tax expense of $40.4 million for the nine months ended September 30, 2012. The decrease in the company's tax expense for the nine months ended September 30, 2013 relative to the prior year resulted primarily from the jurisdictional mix of pre-tax earnings and net discrete items, principally the effect of the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013, reserve releases related to statute of limitations expirations, a favorable audit settlement, and the effective settlement of other state uncertain tax benefits.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.
The company’s unrecognized tax benefits, excluding interest and penalties, were $42.5 million as of September 30, 2013, and $55.6 million as of September 30, 2012.  All of the company’s unrecognized tax benefits as of September 30, 2013, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by up to $33.4 million, either because the company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 through 2011.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008.  In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any.  The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012.  In January 2013, the company received a formal rebuttal from the IRS and notification of the assignment of this matter to its Appeals division. Subsequent to an Appeals conference in September 2013, the company has been advised by the Appeals division that the issue has been tentatively resolved in the company's favor. However, this tentative resolution is subject to review by the Joint Committee on Taxation and there can be no assurance that this matter will be ultimately resolved in the company’s favor.  The company will continue to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009.  The company has tentatively resolved this issue; however, this tentative resolution is also subject to review by the Joint Committee on Taxation. Given the uncertainty, neither of the resolutions have been reflected in the current quarter results; however, should the resolutions be accepted by the Joint Committee on Taxation, the potential adjustments are not expected to have a material impact on the financial statements.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of September 30, 2013, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
As of September 30, 2013, there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.
11.  Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	133,079,254	130,704,895	132,798,086	130,610,592
Effect of dilutive securities	2,225,247	1,897,397	2,343,861	1,966,103
Diluted weighted average common shares outstanding	135,304,501	132,602,292	135,141,947	132,576,695
For the three months ended September 30, 2013 and September 30, 2012, 1.4 million and 3.4 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2013 and September 30, 2012, 2.3 million and 3.4 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.
No dividends were paid during each of the nine months ended September 30, 2013 and September 30, 2012.

12.  Stockholders’ Equity
The following is a roll forward of retained earnings and noncontrolling interest for the nine months ended September 30, 2013 and 2012:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2012	$222.1	$(19.0)
Net earnings (loss)	120.9	(7.7)
Balance at September 30, 2013	$343.0	$(26.7)

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2011	$131.0	$(9.9)
Net earnings (loss)	67.2	(6.7)
Balance at September 30, 2012	$198.2	$(16.6)
Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.
Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of September 30, 2013, the company has purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization; however, the company has not purchased any shares of its common stock under this authorization since 2006.
A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 is as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2012	$0.6	$(80.3)	$50.3	$(29.4)
Other comprehensive loss before reclassifications	(2.7)	—	(14.6)	(17.3)
Amounts reclassified from accumulated other comprehensive income	0.1	1.0	—	1.1
Net current period other comprehensive income (loss)	(2.6)	1.0	(14.6)	(16.2)
Balance at March 31, 2013	$(2.0)	$(79.3)	$35.7	$(45.6)
Other comprehensive income (loss) before reclassifications	0.4	—	(1.5)	(1.1)
Amounts reclassified from accumulated other comprehensive income	0.1	1.1	—	1.2
Net current period other comprehensive income (loss)	0.5	1.1	(1.5)	0.1
Balance at June 30, 2013	$(1.5)	$(78.2)	$34.2	$(45.5)
Other comprehensive income before reclassifications	2.6	—	16.7	19.3
Amounts reclassified from accumulated other comprehensive income	(0.3)	1.0	—	0.7
Net current period other comprehensive income	2.3	1.0	16.7	20.0
Balance at September 30, 2013	$0.8	$(77.2)	$50.9	$(25.5)

A reconciliation for the reclassifications out of accumulated other comprehensive income, net of tax, for the three months ended September 30, 2013 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$0.8		Cost of sales
Commodity contracts	(0.4)		Cost of sales
	0.4		Total before tax
	(0.1)		Tax expense
	$0.3		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.3)	(a)
	(1.3)		Total before tax
	0.3		Tax benefit
	$(1.0)		Net of Tax

Total reclassifications for the period	$(0.7)		Net of Tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16, "Employee Benefit Plans" for further details).
A reconciliation for the reclassifications out of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2013 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$1.6		Cost of sales
Commodity contracts	(1.5)		Cost of sales
	0.1		Total before tax
	—		Tax expense
	$0.1		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(4.1)	(a)
	(4.1)		Total before tax
	1.0		Tax benefit
	$(3.1)		Net of Tax

Total reclassifications for the period	$(3.0)		Net of Tax

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
Stock-based compensation expense was $3.3 million and $3.2 million for the three months ended September 30, 2013 and 2012, respectively.  Stock-based compensation expense was $12.3 million and $11.8 million for the nine months ended September 30, 2013 and 2012, respectively.  The company granted options to acquire 0.4 million and 0.7 million shares of common stock to officers and employees during the first three quarters of 2013 and 2012, respectively.  In addition, the company issued a total of 0.1 million shares of restricted stock to directors during the first three quarters of 2013, and 0.2 million shares of restricted stock to directors and employees during the first three quarters of 2012.  The restrictions on all shares of restricted stock expire on the third anniversary of the applicable grant date.
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
14.  Contingencies and Significant Estimates
As of September 30, 2013, the company held reserves for environmental matters related to Enodis locations of approximately $0.4 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in the aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.
As of September 30, 2013, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last five years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of September 30, 2013, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 were $26.5 million and $27.9 million, respectively; $4.5 million and $6.3 million, respectively, was reserved specifically for actual cases and $22.0 million and $21.6 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
As of September 30, 2013 and December 31, 2012, the company had reserved $101.8 million and $101.4 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.
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
15. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of September 30, 2013 and December 31, 2012 was $62.2 million and $67.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding as of September 30, 2013 and December 31, 2012 was $53.2 million and $80.5 million, respectively.  These amounts are not reduced for amounts the company would recover from repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2017.
During the nine months ended September 30, 2013 the company sold $20.4 million of additional long term notes receivable to third party financing companies; the company did not sell any long term notes receivable during the nine months ended September 30, 2012. Related to notes sold, the company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Condensed Consolidated Statements of Cash Flows.  During the nine months ended September 30, 2013 and 2012, the customers paid $21.3 million and $21.5 million, respectively, on the notes to the third party financing companies.  As of September 30, 2013 and December 31, 2012, the outstanding balance of the notes receivable guaranteed by the company was $27.3 million and $27.1 million, respectively.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine months ended September 30, 2013 and the year ended December 31, 2012:

(in millions)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance at beginning of period	$101.4	$103.7
Accruals for warranties issued during the period	46.1	57.1
Settlements made (in cash or in kind) during the period	(46.1)	(59.9)
Currency translation	0.4	0.5
Balance at end of period	$101.8	$101.4
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
The components of periodic benefit costs for the three and nine months ended September 30, 2013 and September 30, 2012 are as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.7	$0.2	$—	$1.9	$0.5
Interest cost of projected benefit obligations	2.4	2.5	0.5	7.2	7.4	1.5
Expected return on plan assets	(2.5)	(2.0)	—	(7.6)	(5.8)	—
Amortization of actuarial net loss	0.8	0.5	—	2.6	1.5	—
Net periodic benefit costs	$0.7	$1.7	$0.7	$2.2	$5.0	$2.0

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.2	$—	$1.6	$0.6
Interest cost of projected benefit obligations	2.5	2.5	0.7	7.6	7.5	2.1
Expected return on plan assets	(2.5)	(2.1)	—	(7.6)	(6.1)	—
Amortization of actuarial net loss	0.8	0.3	0.2	2.2	0.7	0.4
Net periodic benefit costs	$0.8	$1.2	$1.1	$2.2	$3.7	$3.1
17. Restructuring
The following is a rollforward of all restructuring activities relating to the Crane segment for the nine months ended September 30, 2013 (in millions):

Restructuring Reserve Balance as of December 31, 2012	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of September 30, 2013
$8.4	$0.6	$(3.1)	$—	$5.9
The following is a rollforward of all restructuring activities relating to the Foodservice segment for the nine months ended September 30, 2013 (in millions):

Restructuring Reserve Balance as of December 31, 2012	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of September 30, 2013
$16.9	$1.0	$(2.7)	$(0.7)	$14.5
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

In March 2013, the FASB issued ASU No. 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU changes a parent entity's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the company's consolidated financial statements.

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

19.  Business Segments
The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has two reportable segments: Crane and Foodservice.  Net sales and earnings from operations by segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net sales:
Crane	$612.6	$555.1	$1,816.9	$1,673.6
Foodservice	401.9	392.4	1,142.2	1,123.0
Total net sales	$1,014.5	$947.5	$2,959.1	$2,796.6
Earnings (loss) from continuing operations:
Crane	$55.7	$26.5	$152.0	$99.7
Foodservice	69.5	71.6	181.6	188.8
Corporate expense	(16.1)	(16.7)	(51.1)	(49.1)
Amortization expense	(8.7)	(9.3)	(26.8)	(27.9)
Restructuring expense	(0.4)	(0.7)	(1.6)	(1.6)
Other	(0.2)	(1.9)	(0.5)	(2.0)
Earnings from continuing operations	$99.8	$69.5	$253.6	$207.9
Other income (expenses):
Interest expense	$(32.0)	$(34.4)	$(97.9)	$(101.2)
Amortization of deferred financing fees	(1.8)	(2.0)	(5.3)	(6.1)
Loss on debt extinguishment	—	—	(0.4)	—
Other income (expense)-net	0.9	(0.2)	1.1	—
Earnings from continuing operations before taxes on earnings	$66.9	$32.9	$151.1	$100.6

As of September 30, 2013 and December 31, 2012, the total assets by segment were as follows:

(in millions)	September 30, 2013	December 31, 2012
Crane	$2,018.2	$1,903.3
Foodservice	1,916.2	1,956.8
Corporate	232.7	197.2
Total	$4,167.1	$4,057.3
20.  Subsequent Events
During October 2013, the company acquired all remaining shares of Inducs, AG ("Inducs") for a purchase price of approximately $12.9 million, in which the company previously held a minority interest. Inducs is a leader in induction cooking technology.
On October 30, 2013 the company declared a cash dividend of $0.08 per share, payable on December 10, 2013 to shareholders of record on November 29, 2013.

21.  Subsidiary Guarantors of 2018 Notes, 2020 Notes and 2022 Notes

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$695.3	$493.1	$(173.9)	$1,014.5
Costs and expenses:
Cost of sales	—	530.3	398.0	(173.9)	754.4
Engineering, selling and administrative expenses	15.3	64.8	70.9	—	151.0
Amortization expense	—	7.4	1.3	—	8.7
Restructuring expense	—	0.1	0.3	—	0.4
Other	—	0.2	—	—	0.2
Equity in (earnings) loss of subsidiaries	(64.6)	(2.9)	—	67.5	—
Total costs and expenses	(49.3)	599.9	470.5	(106.4)	914.7

Operating earnings (loss) from continuing operations	49.3	95.4	22.6	(67.5)	99.8

Other income (expenses):
Interest expense	(29.4)	(0.3)	(2.3)	—	(32.0)
Amortization of deferred financing fees	(1.8)	—	—	—	(1.8)
Loss on debt extinguishment	—	—	—	—	—
Management fee income (expense)	15.2	(18.8)	3.6	—	—
Other income (expense), net	5.0	(8.1)	4.0	—	0.9
Total other income (expenses)	(11.0)	(27.2)	5.3	—	(32.9)

Earnings (loss) from continuing operations before taxes on earnings	38.3	68.2	27.9	(67.5)	66.9
Provision (benefit) for taxes on income	(14.6)	23.7	7.9	—	17.0
Earnings (loss) from continuing operations	52.9	44.5	20.0	(67.5)	49.9

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	0.7	—	—	0.7
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	52.9	45.2	20.0	(67.5)	50.6
Less: Net loss attributable to noncontrolling interest	—	—	(2.3)	—	(2.3)
Net earnings (loss) attributable to Manitowoc	$52.9	$45.2	$22.3	$(67.5)	$52.9

Comprehensive income (loss) attributable to Manitowoc	$72.9	$46.4	$25.4	$(71.8)	$72.9

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$675.0	$440.2	$(167.7)	$947.5
Costs and expenses:
Cost of sales	—	515.1	366.2	(167.7)	713.6
Engineering, selling and administrative expenses	16.0	63.2	73.3	—	152.5
Amortization expense	—	7.5	1.8	—	9.3
Restructuring expense	—	—	0.7	—	0.7
Other	—	1.9	—	—	1.9
Equity in (earnings) loss of subsidiaries	(36.0)	(7.4)	—	43.4	—
Total costs and expenses	(20.0)	580.3	442.0	(124.3)	878.0

Operating earnings (loss) from continuing operations	20.0	94.7	(1.8)	(43.4)	69.5

Other income (expenses):
Interest expense	(31.0)	(0.5)	(2.9)	—	(34.4)
Amortization of deferred financing fees	(2.0)	—	—	—	(2.0)
Management fee income (expense)	15.5	(19.9)	4.4	—	—
Other income (expense), net	6.7	(7.9)	1.0	—	(0.2)
Total other income (expenses)	(10.8)	(28.3)	2.5	—	(36.6)

Earnings (loss) from continuing operations before taxes on earnings	9.2	66.4	0.7	(43.4)	32.9
Provision (benefit) for taxes on earnings	(13.0)	20.7	5.8	—	13.5
Earnings (loss) from continuing operations	22.2	45.7	(5.1)	(43.4)	19.4

Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	—	0.3	—	0.3
Net earnings (loss)	22.2	45.7	(4.8)	(43.4)	19.7
Less: Net loss attributable to noncontrolling interest	—	—	(2.5)	—	(2.5)
Net earnings (loss) attributable to Manitowoc	$22.2	$45.7	$(2.3)	$(43.4)	$22.2

Comprehensive income (loss) attributable to Manitowoc	$52.1	$44.6	$(2.8)	$(41.8)	$52.1

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,997.4	$1,467.6	$(505.9)	$2,959.1
Costs and expenses:
Cost of sales	—	1,521.0	1,191.1	(505.9)	2,206.2
Engineering, selling and administrative expenses	48.5	195.3	226.6	—	470.4
Amortization expense	—	22.2	4.6	—	26.8
Restructuring expense	—	0.2	1.4	—	1.6
Other	—	0.5	—	—	0.5
Equity in (earnings) loss of subsidiaries	(151.2)	(21.4)	—	172.6	—
Total costs and expenses	(102.7)	1,717.8	1,423.7	(333.3)	2,705.5

Operating earnings (loss) from continuing operations	102.7	279.6	43.9	(172.6)	253.6

Other income (expenses):
Interest expense	(89.7)	(0.9)	(7.3)	—	(97.9)
Amortization of deferred financing fees	(5.3)	—	—	—	(5.3)
Loss on debt extinguishment	(0.4)	—	—	—	(0.4)
Management fee income (expense)	44.9	(54.9)	10.0	—	—
Other income (expense), net	10.9	(24.5)	14.7	—	1.1
Total other income (expenses)	(39.6)	(80.3)	17.4	—	(102.5)

Earnings (loss) from continuing operations before taxes on earnings	63.1	199.3	61.3	(172.6)	151.1
Provision (benefit) for taxes on income	(57.8)	69.0	23.6	—	34.8
Earnings (loss) from continuing operations	120.9	130.3	37.7	(172.6)	116.3

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(1.5)	—	—	(1.5)
Loss on sale of discontinued operations, net of income taxes	—	—	(1.6)	—	(1.6)
Net earnings (loss)	120.9	128.8	36.1	(172.6)	113.2
Less: Net loss attributable to noncontrolling interest	—	—	(7.7)	—	(7.7)
Net earnings (loss) attributable to Manitowoc	$120.9	$128.8	$43.8	$(172.6)	$120.9

Comprehensive income (loss) attributable to Manitowoc	$124.8	$129.9	$36.1	$(166.0)	$124.8

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,923.1	$1,339.5	$(466.0)	$2,796.6
Costs and expenses:
Cost of sales	—	1,466.4	1,107.8	(466.0)	2,108.2
Engineering, selling and administrative expenses	47.2	183.3	218.5	—	449.0
Amortization expense	—	22.5	5.4	—	27.9
Restructuring expense	—	0.2	1.4	—	1.6
Other	—	2.0	—	—	2.0
Equity in (earnings) loss of subsidiaries	(100.2)	(27.5)	—	127.7	—
Total costs and expenses	(53.0)	1,646.9	1,333.1	(338.3)	2,588.7

Operating earnings (loss) from continuing operations	53.0	276.2	6.4	(127.7)	207.9

Other income (expenses):
Interest expense	(91.3)	(1.5)	(8.4)	—	(101.2)
Amortization of deferred financing fees	(6.1)	—	—	—	(6.1)
Management fee income (expense)	46.3	(57.8)	11.5	—	—
Other income (expense), net	36.2	(38.3)	2.1	—	—
Total other income (expenses)	(14.9)	(97.6)	5.2	—	(107.3)

Earnings (loss) from continuing operations before taxes on earnings	38.1	178.6	11.6	(127.7)	100.6
Provision (benefit) for taxes on earnings	(29.1)	56.1	13.4	—	40.4
Earnings (loss) from continuing operations	67.2	122.5	(1.8)	(127.7)	60.2

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(0.5)	0.8	—	0.3
Net earnings (loss)	67.2	122.0	(1.0)	(127.7)	60.5
Less: Net loss attributable to noncontrolling interest	—	—	(6.7)	—	(6.7)
Net earnings (loss) attributable to Manitowoc	$67.2	$122.0	$5.7	$(127.7)	$67.2

Comprehensive income (loss) attributable to Manitowoc	$74.9	$122.0	$16.8	$(138.8)	$74.9

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$3.0	$4.3	$77.2	$—	$84.5
Marketable securities	2.7	—	—	—	2.7
Restricted cash	4.1	—	5.4	—	9.5
Accounts receivable — net	0.2	13.0	278.1	—	291.3
Intercompany interest receivable	28.9	3.2	—	(32.1)	—
Inventories — net	—	375.7	479.2	—	854.9
Deferred income taxes	71.6	—	16.8	—	88.4
Other current assets	2.0	10.6	118.6	—	131.2
Total current assets	112.5	406.8	975.3	(32.1)	1,462.5

Property, plant and equipment — net	5.7	284.1	285.2	—	575.0
Goodwill	—	960.5	250.1	—	1,210.6
Other intangible assets — net	—	598.7	173.4	—	772.1
Intercompany long-term receivable	948.9	158.6	901.9	(2,009.4)	—
Intercompany accounts receivable	—	1,549.5	1,664.6	(3,214.1)	—
Other non-current assets	44.9	5.4	96.6	—	146.9
Investment in affiliates	5,275.8	3,441.5	—	(8,717.3)	—
Total assets	$6,387.8	$7,405.1	$4,347.1	$(13,972.9)	$4,167.1

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$99.3	$427.6	$376.0	$—	$902.9
Short-term borrowings and current portion of long-term debt	35.6	0.7	60.9	—	97.2
Intercompany interest payable	3.2	—	28.9	(32.1)	—
Product warranties	—	46.4	36.5	—	82.9
Customer advances	—	8.0	27.4	—	35.4
Product liabilities	—	22.7	3.8	—	26.5
Total current liabilities	138.1	505.4	533.5	(32.1)	1,144.9
Non-Current Liabilities:
Long-term debt, less current portion	1,679.3	2.4	24.3	—	1,706.0
Deferred income taxes	180.1	—	49.3	—	229.4
Pension obligations	103.9	6.5	3.9	—	114.3
Postretirement health and other benefit obligations	47.9	2.1	3.0	—	53.0
Long-term deferred revenue	—	9.3	30.5	—	39.8
Intercompany long-term note payable	183.3	831.1	995.0	(2,009.4)	—
Intercompany accounts payable	3,214.1	—	—	(3,214.1)	—
Other non-current liabilities	99.9	15.2	50.1	—	165.2
Total non-current liabilities	5,508.5	866.6	1,156.1	(5,223.5)	2,307.7
Equity
Manitowoc stockholders’ equity	741.2	6,033.1	2,684.2	(8,717.3)	741.2
Noncontrolling interest	—	—	(26.7)	—	(26.7)
Total equity	741.2	6,033.1	2,657.5	(8,717.3)	714.5
Total liabilities and equity	$6,387.8	$7,405.1	$4,347.1	$(13,972.9)	$4,167.1

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(25.9)	$170.2	$(88.4)	$—	$55.9
Cash provided by (used for) operating activities of discontinued operations	—	(1.5)	(1.8)	—	(3.3)
Net cash provided by (used for) operating activities	(25.9)	168.7	(90.2)	—	52.6

Cash Flows from Investing:
Capital expenditures	—	(41.4)	(31.9)	—	(73.3)
Proceeds from sale of property, plant and equipment	—	0.3	1.1	—	1.4
Restricted cash	1.2	—	—	—	1.2
Proceeds from sale of business	—	—	39.2	—	39.2
Intercompany investments	30.5	(128.0)	75.2	22.3	—
Net cash provided by (used for) investing activities	31.7	(169.1)	83.5	22.3	(31.6)

Cash Flows from Financing:
Proceeds on revolving credit facility—net	16.6	—	0.1	—	16.7
Payments on long-term debt	(35.2)	(0.5)	(20.1)	—	(55.8)
Proceeds from long-term debt	—	—	28.3	—	28.3
Proceeds (payments) on notes financing—net	—	—	(0.9)	—	(0.9)
Exercises of stock options	3.8	—	—	—	3.8
Intercompany financing	—	1.2	21.1	(22.3)	—
Net cash provided by (used for) financing activities	(14.8)	0.7	28.5	(22.3)	(7.9)

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Net increase (decrease) in cash and cash equivalents	(9.0)	0.3	19.8	—	11.1

Balance at beginning of period	12.0	4.0	57.4	—	73.4
Balance at end of period	$3.0	$4.3	$77.2	$—	$84.5

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(21.5)	$83.9	$(136.1)	$—	$(73.7)
Cash provided by (used for) operating activities of discontinued operations	—	(0.5)	3.3	—	2.8
Net cash provided by (used for) operating activities	(21.5)	83.4	(132.8)	—	(70.9)

Cash Flows from Investing:
Capital expenditures	(1.1)	(23.6)	(25.5)	—	(50.2)
Proceeds from sale of property, plant and equipment	—	—	0.7	—	0.7
Restricted cash	—	—	(2.9)	—	(2.9)
Intercompany investments	(17.6)	(84.6)	63.8	38.4	—
Net cash provided by (used for) investing activities of continuing operations	(18.7)	(108.2)	36.1	38.4	(52.4)
Net cash provided by (used for) investing activities of discontinued operations	—	—	(0.1)	—	(0.1)
Net cash provided by (used for) investing activities	(18.7)	(108.2)	36.0	38.4	(52.5)

Cash Flows from Financing:
Proceeds from (payments on) revolving credit facility—net	52.9	—	70.5	—	123.4
Proceeds from swap monetization	14.8	—	—	—	14.8
Payments on long-term debt	(28.7)	(0.6)	(41.0)	—	(70.3)
Proceeds from long-term debt	—	—	73.1	—	73.1
Proceeds from (payments on) notes financing—net	—	(1.4)	(20.1)	—	(21.5)
Debt issue costs	(0.3)	—	—	—	(0.3)
Exercises of stock options	2.6	—	—	—	2.6
Intercompany financing	—	37.4	1.0	(38.4)	—
Net cash provided by (used for) financing activities	41.3	35.4	83.5	(38.4)	121.8

Effect of exchange rate changes on cash	—	—	1.3	—	1.3

Net increase (decrease) in cash and cash equivalents	1.1	10.6	(12.0)	—	(0.3)

Balance at beginning of period	4.2	8.5	55.9	—	68.6
Balance at end of period	$5.3	$19.1	$43.9	$—	$68.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012
The results for the three and nine months ended September 30, 2012 have been revised to reflect the reclassifications due to discontinued operations. See Note 2, "Discontinued Operations," for further discussion of the reclassifications.
Analysis of Net Sales
The following table presents net sales by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net sales:
Crane	$612.6	$555.1	$1,816.9	$1,673.6
Foodservice	401.9	392.4	1,142.2	1,123.0
Total net sales	$1,014.5	$947.5	$2,959.1	$2,796.6
Consolidated net sales for the three months ended September 30, 2013 increased 7.1% to $1,014.5 million from $947.5 million for the same period in 2012.  Consolidated net sales for the nine months ended September 30, 2013 increased 5.8% to $2,959.1 million from $2,796.6 million for the same period in 2012.  The increases in net sales were primarily driven by 10.4% and 8.6% increases in Crane segment net sales for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  Foodservice segment net sales for the three and nine months ended September 30, 2013 increased by 2.4% and 1.7%, respectively, compared to the prior year periods.
Crane segment net sales increased 10.4% for the three months ended September 30, 2013 to $612.6 million versus $555.1 million for the same period in 2012.  Crane segment net sales increased 8.6% for the nine months ended September 30, 2013 to $1,816.9 million versus $1,673.6 million for the same period in 2012. The increases in net sales for the three and nine months ended September 30, 2013 were primarily driven by increased sales of crawler cranes in the Americas regions, and pricing actions, partially offset by a sales decrease in Greater Asia Pacific region as a result of unfavorable product mix. Crane segment sales for the three and nine months ended September 30, 2013 were favorably impacted by $10.7 million and $14.6 million, respectively, from the volatility of foreign currencies in relation to the U.S. Dollar.
As of September 30, 2013, total Crane segment backlog was $568.3 million, a 21.7% decrease from the June 30, 2013 backlog of $726.2 million, and a 41.8% decrease from the September 30, 2012 backlog of $975.8 million.
Net sales from the Foodservice segment for the three months ended September 30, 2013 increased 2.4% to $401.9 million versus $392.4 million for the same time period in 2012. Net sales from the Foodservice segment for the nine months ended September 30, 2013 increased 1.7% to $1,142.2 million versus $1,123.0 million for the same time period in 2012.  The increases in net sales were primarily driven by volume increases as a result of new product roll outs and pricing actions, partially offset by increases in rebates as a result of sales increases through certain market channels.  Foodservice segment sales for the three months ended September 30, 2013 were favorably impacted by $0.3 million, and for the nine months ended September 30, 2013 were unfavorably impacted by $0.3 million, from the volatility of foreign currencies in relation to the U.S. Dollar.

Analysis of Operating Earnings
The following table presents operating earnings by business segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Earnings from operations:
Crane	$55.7	$26.5	$152.0	$99.7
Foodservice	69.5	71.6	181.6	188.8
Corporate expense	(16.1)	(16.7)	(51.1)	(49.1)
Amortization expense	(8.7)	(9.3)	(26.8)	(27.9)
Restructuring expense	(0.4)	(0.7)	(1.6)	(1.6)
Other	(0.2)	(1.9)	(0.5)	(2.0)
Total	$99.8	$69.5	$253.6	$207.9
Consolidated gross profit for the three months ended September 30, 2013 was $260.1 million, an increase of $26.2 million compared to the $233.9 million of consolidated gross profit for the same period in 2012. Consolidated gross profit for the nine months ended September 30, 2013 was $752.9 million, an increase of $64.5 million compared to the $688.4 million of consolidated gross profit for the same period in 2012.  These increases in consolidated gross profit were primarily driven by 24.8% and 19.1% increases in Crane segment gross profit for the three and nine months ended September 30, 2013, respectively, compared to the prior year periods.
For the three months ended September 30, 2013 compared to the same period in 2012, the Crane segment gross profit increased $25.0 million. This increase was primarily the result of manufacturing cost reduction initiatives and pricing actions. For the nine months ended September 30, 2013 compared to the same period in 2012, the Crane segment gross profit increased $59.8 million.  This increase was primarily the result of sales volume increases, manufacturing cost reduction initiatives and pricing actions.
For the three months ended September 30, 2013, the Foodservice segment gross profit increased $1.2 million compared to the same period last year. This increase was primarily due to pricing actions and manufacturing cost reduction initiatives, partially offset by increases in material costs, rebates, warranty expense, and new facility and facility consolidation expenses. For the nine months ended September 30, 2013, the Foodservice segment gross profit increased $4.7 million compared to the same period last year.  Pricing actions, manufacturing cost reduction initiatives, and increases in volumes primarily drove the increase in gross profit for the Foodservice segment for the nine months ended September 30, 2013, partially offset by increases in certain manufacturing costs, rebates and discounts, warranty expense, and new facility and facility consolidation expenses.
For the three months ended September 30, 2013, engineering, selling and administrative (ES&A) expenses decreased $1.5 million to $151.0 million versus $152.5 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, ES&A expenses increased $21.4 million to $470.4 million versus $449.0 million for the nine months ended September 30, 2012.  Crane segment ES&A decreased $4.2 million for the three months ended September 30, 2013 and increased $7.5 million for the nine months ended September 30, 2013, respectively, compared to the prior year periods. The three-month period decrease in Crane segment ES&A was primarily the result of the favorable resolution to some of the discrete customer financing issues, partially offset by increased levels of engineering expenses. The nine-month period increase in Crane segment ES&A was primarily a result of the net impact from the recognition of reserves for a small number of discrete customer financing issues, increased levels of engineering expenses, and an increase in professional fees. Foodservice segment ES&A increased $3.2 million for the three months ended September 30, 2013 compared to the prior year period primarily as a result of an increase in headcount and increased investment in strategic projects, partially offset by a legal settlement.  Foodservice segment ES&A increased $11.9 million for the nine months ended September 30, 2013 compared to the prior year period primarily as a result of an increase in headcount, increased investment in strategic projects, and an increase in pension expenses, partially offset by a legal settlement.
For the three months ended September 30, 2013, Crane segment operating earnings were $55.7 million compared to $26.5 million for the three months ended September 30, 2012. The increase in operating earnings was a result of the increase in gross profit coupled with the ES&A decrease described above. For the nine months ended September 30, 2013, Crane segment operating earnings were $152.0 million compared to $99.7 million for the nine months ended September 30, 2012. The increase in operating earnings was a result of the increase in gross profit, partially offset by the ES&A increase described above.
For the three months ended September 30, 2013, Foodservice segment operating earnings were $69.5 million compared to $71.6 million for the three months ended September 30, 2012. The decrease in operating earnings was a result of the ES&A increase, partially offset by the gross profit increase described above. For the nine months ended September 30, 2013, Foodservice segment operating earnings were $181.6 million compared to $188.8 million for the nine months ended September 30, 2012.  The decrease in operating earnings was a result of the increase in ES&A, partially offset by the gross profit increase described above.
For the three months ended September 30, 2013 corporate expenses were $16.1 million compared to $16.7 million for the prior year period. The decrease was primarily due to lower employee benefit costs and depreciation expense, partially offset by an increase in professional fees. For the nine months ended September 30, 2013, corporate expenses were $51.1 million compared to $49.1 million for the nine months ended September 30, 2012. The increase was primarily due to higher employee benefit costs and stock award compensation expense, partially offset by decreases in depreciation expense and other miscellaneous expenses.
Analysis of Non-Operating Income Statement Items
The loss on debt extinguishment for the nine months ended September 30, 2013 was $0.4 million.  The loss related to the accelerated pay downs on Term Loans A and B.
Interest expense for the three months ended September 30, 2013 was $32.0 million versus $34.4 million for the three months ended September 30, 2012.  Interest expense for the nine months ended September 30, 2013 was $97.9 million versus $101.2 million for the nine months ended September 30, 2012. The decrease in interest expense for the three and nine months ended September 30, 2013 was a result of the company's debt reduction efforts.  Amortization expenses for deferred financing fees were $1.8 million for the three months ended September 30, 2013 compared to $2.0 million for the three months ended September 30, 2012. Amortization expenses for deferred financing fees were $5.3 million for the nine months ended September 30, 2013 compared to $6.1 million for the nine months ended September 30, 2012.  The decreases in amortization expenses for the three and nine months ended September 30, 2013 were related to the lower balance of deferred financing fees as a result of the accelerated pay downs of Term Loans in 2012.
Other income (expense), net for the three months ended September 30, 2013 was income of $0.9 million compared to other expense of $0.2 million for the same period in 2012. Other income (expense), net for the nine months ended September 30, 2013 was income of $1.1 million compared to no income for the same period ended 2012. The increase in other income for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to an increase in interest income. The increase in other income for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a decrease in foreign currency exchange losses.
For the nine months ended September 30, 2013, the company recorded income tax expense of $34.8 million, compared to income tax expense of $40.4 million for the nine months ended September 30, 2012.  The decrease in the company's tax expense for the nine months ended September 30, 2013 relative to the prior year resulted primarily from the jurisdictional mix of pre-tax earnings and net discrete items, principally the effect of the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013, reserve releases related to statute of limitations expirations, a favorable audit settlement, and the effective settlement of other state uncertain tax benefits.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.
The company’s unrecognized tax benefits, excluding interest and penalties, were $42.5 million as of September 30, 2013, and $55.6 million as of September 30, 2012.  All of the company’s unrecognized tax benefits as of September 30, 2013, if recognized, would impact its effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by up to $33.4 million, either because the company’s tax positions are sustained on audit or settled or the applicable statute of limitations closes.
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 through 2011.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008.  In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any.  The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012.  In January 2013, the company received a formal rebuttal from the IRS and notification of the assignment of this matter to its Appeals division. Subsequent to an Appeals conference in September 2013, the company has been advised by the Appeals division that the issue has been tentatively resolved in the company's favor. However, this tentative resolution is subject to review by the Joint Committee on Taxation and there can be no assurance that this matter will be ultimately resolved in the company’s favor.  The company will continue to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009.  The company has tentatively resolved this issue; however, this tentative resolution is also subject to review by the Joint Committee on Taxation. Given the uncertainty, neither of the resolutions have been reflected in the current quarter results; however, should the resolutions be accepted by the Joint Committee on Taxation, the potential adjustments are not expected to have a material impact on the financial statements.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of September 30, 2013, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
As of September 30, 2013 there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.
Earnings from discontinued operations for the three months ended September 30, 2013 was $0.7 million compared to $0.3 million for the same period ended 2012. Earnings (loss) from discontinued operations for the nine months ended September 30, 2013 was a loss of $1.5 million compared to earnings of $0.3 million for the nine months ended September 30, 2012. The increase in loss from discontinued operations for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to the settlement of a product liability claim in the second quarter of 2013 related to a business disposed of prior to 2012.
Loss on sale of discontinued operations was $1.6 million for the nine months ended September 30, 2013.  The loss was primarily attributable to tax expense of $3.3 million on the sale of the Jackson business in January 2013. For more information regarding the sale of the Jackson business, see Note 2, "Discontinued Operations," of the condensed consolidated financial statements.
Financial Condition
First Nine Months of 2013
Cash and cash equivalents balance as of September 30, 2013 totaled $84.5 million, which was an increase of $11.1 million from the December 31, 2012 balance of $73.4 million.  Cash flow provided by operating activities of continuing operations for the first nine months of 2013 was $55.9 million compared to cash used for continuing operations of $73.7 million for the first nine months of 2012.  During the first nine months of 2013, the increase in cash flow provided by continuing operations was primarily a result of higher net income and favorable changes in receivables in the Crane segment.
Capital expenditures during the first nine months of 2013 were $73.3 million versus $50.2 million during the first nine months of 2012.  The majority of the capital expenditures were related to equipment purchases for the Crane and Foodservice segments, continued investment in our facility in Brazil and the enterprise resource planning ("ERP") system implementation in the Crane segment.
First Nine Months of 2012
Cash and cash equivalents balance as of September 30, 2012 totaled $68.3 million, which was a decrease of $0.3 million from the December 31, 2011 balance of $68.6 million. Cash flow used for operating activities of continuing operations for the first nine months of 2012 was $73.7 million compared to cash used for continuing operations of $165.5 million for the first nine months of 2011. During the first nine months of 2012, cash flow from continuing operations was used primarily for working capital to support increased order activity. Inventory increases resulted in a use of cash of $200.9 million to support increased order activity in the Crane segment, and cash of $42.3 million was used for increased accounts receivable due to higher sales primarily in the Crane segment.

Capital expenditures during the first nine months of 2012 were $50.2 million versus $32.2 million during the first nine months of 2011. The majority of the capital expenditures were related to our then-new facility in Brazil, our ERP system implementation in France and machinery and equipment purchases for the Crane and Foodservice segments.
Liquidity and Capital Resources
Outstanding debt as of September 30, 2013 and December 31, 2012 is summarized as follows:

(in millions)	September 30, 2013	December 31, 2012
Revolving credit facility	$51.1	$34.4
Term loan A	271.3	297.5
Term loan B	75.4	81.0
Senior notes due 2018	409.0	410.5
Senior notes due 2020	616.4	621.2
Senior notes due 2022	291.6	298.9
Other	88.4	81.3
Total debt	1,803.2	1,824.8
Less current portion and short-term borrowings	(97.2)	(92.8)
Long-term debt	$1,706.0	$1,732.0
On May 13, 2011, the company entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”).  The company's Senior Credit Facility currently includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years. The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years. Including interest rate caps as of September 30, 2013, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.00% and 4.25%, respectively. Excluding interest rate caps, Term Loan A and Term Loan B interest rates were also 3.00% and 4.25%, respectively, as of September 30, 2013. The weighted average interest rates for the term loans including and excluding the impact of interest rate caps were the same because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level as of September 30, 2013.
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
As of September 30, 2013, the company had outstanding $88.4 million of other indebtedness that has a weighted-average interest rate of approximately 6.4%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of September 30, 2013, the company had outstanding $150.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the Senior Credit Facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility. As of September 30, 2013, $75.0 million and $125.0 million of the 2020 Notes and 2022 Notes were swapped to floating rate interest. Including the impact of these swaps, the 2020 Notes and 2022 Notes have an all-in interest rate of 8.31% and 5.19%, respectively.
As of September 30, 2013, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2018 Notes, 2020 Notes, and 2022 Notes.  Based upon current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months. As of September 30, 2013 the company’s Consolidated Senior Secured Leverage Ratio was 1.35:1, while the maximum ratio is 3.25:1 and our Consolidated Interest Coverage Ratio was 3.51:1, above the minimum ratio of 2.50:1.
The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of September 30, 2013 was $451.9 million. The company believes this measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of net earnings attributable to the company to Adjusted EBITDA for the trailing twelve months ended September 30, 2013 was as follows:

Trailing Twelve Months,
(in millions)	September 30, 2013
Net earnings attributable to Manitowoc	$155.4
Loss from discontinued operations	1.5
Loss on sale of discontinued operations	1.6
Depreciation and amortization	108.6
Interest expense and amortization of deferred financing fees	141.2
Costs due to early extinguishment of debt	6.7
Restructuring charges	9.5
Income taxes	32.4
Other	(5.0)
Adjusted EBITDA	$451.9
The company maintains an accounts receivable securitization program with a commitment size of $150.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  See Note 9, “Accounts Receivable Securitization,” of the Condensed Consolidated Financial Statements for further details of the program.
The company’s liquidity position at September 30, 2013 and December 31, 2012 is summarized as follows:

(in millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$87.2	$76.1
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(51.1)	(34.4)
Less: Outstanding letters of credit	(32.7)	(38.2)
Total liquidity	$503.4	$503.5
The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.
The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million and expires in May 2016.  As of September 30, 2013, the revolving facility had a balance of $51.1 million.  During the quarter the highest daily borrowing was $249.4 million and the average borrowing was $188.2 million, while the average interest rate was 3.53% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company.  As of September 30, 2013, the spreads for LIBOR and Prime borrowings were 2.75% and 1.75%, respectively, given the effective Consolidated Total Leverage Ratio for this period.
The company has not provided for additional U.S. income taxes on approximately $738.7 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. As of September 30, 2013, approximately $45.4 million of our total cash and cash equivalents were held by our foreign subsidiaries. This cash is associated with earnings that we have asserted are permanently reinvested. We have no current plans to repatriate cash or cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside the United States through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because our U.S. operations and debt service are supported by the cash generated by our U.S. operations. The company would only plan to repatriate foreign cash when it would attract a low tax cost.
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

Corporate (including factors that may affect both of our segments)-changes in laws and regulations, as well as their enforcement, throughout the world; the ability to finance, complete, successfully integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, unanticipated issues associated with transitional services, realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; the ability to focus and capitalize on product quality and reliability; issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, and/or consolidations of existing facilities and operations; efficiencies and capacity utilization of facilities; actions of competitors, including competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of additional financing leverage; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of a tax matter with the IRS related to the calendar years 2008 and 2009; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company's business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; government approval and funding of projects and the effects of U.S. government budget sequestration; and other events outside our control.
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

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding the status of a matter involving the company's tax return for 2008, see Note 10, "Income Taxes," of the Condensed Consolidated Financial Statements.
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

Date: November 1, 2013	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2013

Exhibit No.	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith
(2)  Furnished Herewith