Form 10-K
period 2013-12-31
MANITOWOC CO INC
filed 2014-02-21
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Aggregate Market Value on June 28, 2013, of the registrant’s Common Stock held by non-affiliates of the registrant was $2,365.4 million based on the closing per share price of $17.91 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2014, the most recent practicable date, was 134,178,516.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders, dated March 21, 2014 (the “2014 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

THE MANITOWOC COMPANY, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2013

PART I
Item 1.  BUSINESS
GENERAL
The Manitowoc Company, Inc. (referred to as the company, MTW, Manitowoc, we, our, and us) was founded in 1902. We are a multi-industry, capital goods manufacturer operating in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice). Crane is recognized as one of the world’s leading providers of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks. Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food-preparation, holding and cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications. We have over a 110-year tradition of providing high-quality, customer-focused products and support services to our markets.  For the year ended December 31, 2013, we had net sales of approximately $4.0 billion.
Our Crane business is a global provider of engineered lift solutions, offering one of the broadest product lines of lifting equipment in our industry.  We design, manufacture, market, and support a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  Our Crane products are principally marketed under the Manitowoc, Grove, Potain, National, Shuttlelift, and Crane Care brand names and are used in a wide variety of applications, including energy and utilities, petrochemical and industrial projects, infrastructure applications such as road, bridge and airport construction, plus commercial and residential construction.
Our Foodservice business is among the world’s leading designers and manufacturers of commercial foodservice equipment.  Our Foodservice capabilities span refrigeration, ice-making, cooking, holding, food-preparation, and beverage-dispensing technologies, and allow us to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  Our Foodservice products, services and solutions are marketed under the Manitowoc, Garland, U.S. Range, Convotherm, Cleveland, Lincoln, Merrychef, Frymaster, Delfield, Kolpak, Kysor Panel, Servend, Multiplex, KitchenCare, Inducs, Koolaire and Manitowoc Beverage System brand names.
During the fourth quarter of 2013, the company agreed to sell its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. ("Manitowoc Dong Yue" or the “joint venture”), which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company's financial statements. The transaction subsequently closed on January 21, 2014. See Note 4, "Discontinued Operations," for further details concerning this transaction.
During the fourth quarter of 2012, the company decided to divest its warewashing equipment business, which operated under the brand name Jackson, and classified this business as discontinued operations in the company's financial statements. On January 28, 2013, the company sold the Jackson warewashing equipment business to Hoshizaki USA Holdings, Inc. for approximately $38.5 million. Net proceeds were used to reduce ratably the then-outstanding balances of our Term Loans A and B.
On December 15, 2010, the company reached a definitive agreement to divest of its Kysor/Warren and Kysor/Warren de Mexico businesses to Lennox International for approximately $145 million.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  The results of these operations have been classified as discontinued operations.
In order to secure clearance for the acquisition of Enodis plc (“Enodis”) from various regulatory authorities including the European Commission and the United States Department of Justice, the company agreed to sell substantially all of Enodis’ global ice machine operations following completion of the transaction.  In May 2009, the company completed the sale of the Enodis global ice machine operations to Braveheart Acquisition, Inc., an affiliate of Warburg Pincus Private Equity X, L.P., for $160 million.  The businesses sold were operated under the Scotsman, Ice-O-Matic, Simag, Barline, Icematic, and Oref brand names.  The company also agreed to sell certain non-ice businesses of Enodis located in Italy that were operated under the Tecnomac and Icematic brand names.  Prior to disposal, the antitrust clearances required that the ice businesses were treated as standalone operations, in competition with the company.  The results of these operations have been classified as discontinued operations.
Our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54220.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
The following is financial information about the Crane and Foodservice segments for the years ended December 31, 2013, 2012 and 2011.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, stock-based compensation expense, amortization expense of intangible assets with definite lives, goodwill impairment, intangible asset impairment, restructuring expense, integration expense and other non-operating expenses.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Amounts are shown in millions of dollars.

(in millions)	2013	2012	2011
Net sales from continuing operations:
Crane	$2,506.3	$2,427.1	$2,134.7
Foodservice	1,541.8	1,486.2	1,454.6
Total	$4,048.1	$3,913.3	$3,589.3

Operating earnings from continuing operations:
Crane	$218.8	$170.5	$118.8
Foodservice	250.3	238.6	214.4
Corporate	(64.9)	(63.7)	(61.3)
Amortization expense	(35.3)	(36.5)	(37.4)
Restructuring expense	(4.8)	(9.5)	(5.5)
Other income (expense)	0.3	(2.5)	0.5
Total	$364.4	$296.9	$229.5

Capital expenditures:
Crane	$69.3	$52.7	$52.0
Foodservice	33.6	17.4	11.9
Corporate	7.8	2.8	0.7
Total	$110.7	$72.9	$64.6

Total depreciation:
Crane	$46.9	$43.5	$52.9
Foodservice	20.1	22.3	24.5
Corporate	1.5	2.3	2.8
Total	$68.5	$68.1	$80.2

Total assets:
Crane	$1,900.4	$1,903.3	$1,760.8
Foodservice	1,904.3	1,956.8	2,192.6
Corporate	171.9	197.2	69.2
Total	$3,976.6	$4,057.3	$4,022.6

PRODUCTS AND SERVICES
We sell our products categorized in the following business segments:

Business Segment	Percentage of 2013 Net Sales	Key Products	Key Brands
Cranes and Related Products	62%
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
			Manitowoc Potain Grove National Crane Shuttlelift Crane Care
Foodservice Equipment	38%
Primary cooking and warming equipment; ice machines and storage bins; refrigerator and freezer equipment; beverage dispensers and related products; serving and storage equipment; and parts aftermarket service and solutions.

			Cleveland Convotherm Delfield Frymaster Garland Inducs KitchenCare Koolaire Kolpak Kysor Panel Systems Lincoln Manitowoc Merrychef Multiplex Servend
Cranes and Related Products

Our Crane segment designs, manufactures and distributes a diversified line of crawler-mounted lattice-boom cranes, which we sell under the Manitowoc brand name. Our Crane segment also designs and manufactures a diversified line of top-slewing and self-erecting tower cranes, which we sell under the Potain brand name. We design and manufacture mobile telescopic cranes, which we sell under the Grove and Shuttlelift brand names, and a comprehensive line of hydraulically powered telescopic boom trucks, which we sell under the National Crane brand name. We also provide crane product parts and services, and crane rebuilding, remanufacturing, and training services, which are delivered under the Manitowoc Crane Care brand name. In some cases our products are manufactured for us or distributed for us under strategic alliances. Our crane products are used in a wide variety of applications throughout the world, including energy production/distribution and utilities, petrochemical and industrial projects, infrastructure applications, such as road, bridge and airport construction, plus commercial and residential construction. Many of our customers purchase one or more cranes together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Our largest crane model combined with available options has a lifting capacity up to 2,500 U.S. tons. We believe our primary near-term growth drivers are the relative strength in the energy, infrastructure, construction and petro-chemical-related end markets.

Lattice-boom cranes. Under the Manitowoc brand name we design, manufacture and distribute lattice-boom crawler cranes. Lattice-boom cranes consist of a lattice-boom, which is a fabricated, high-strength steel structure that has four chords and tubular lacings, mounted on a base which is either crawler or truck mounted. Lattice-boom cranes weigh less and provide higher lifting capacities than a mobile telescopic crane of similar boom length. The lattice-boom cranes are the only category of crane that can pick and move simultaneously with a full-rated load. The lattice-boom sections, together with the crane base, are transported to and erected at a project site.

We currently offer models of lattice-boom cranes with lifting capacities up to 2,500 U.S. tons, which are used to lift material and equipment in a wide variety of applications and end markets, including heavy construction, bridge and highway, duty cycle and infrastructure and energy-related projects. These cranes are also used by the value-added crane rental industry, which serves all of the above end markets.

Lattice-boom crawler cranes may be classified according to their lift capacity — low capacity and high capacity. Low-capacity crawler cranes with 150 U.S. ton capacity or less are often utilized for general construction and duty-cycle applications. High-

capacity crawler cranes with greater than 150 U.S. ton capacity are used to lift materials in a wide variety of applications and are often used in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer ten low-capacity models and nine high-capacity models.

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

Top-slewing tower cranes have a tower and multi-sectioned horizontal jib. These cranes rotate from the top of their mast and can increase in height with the project. Top-slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. We offer 21 models of top-slewing tower cranes with maximum jib lengths of 80 meters and lifting capabilities ranging between 5 and 80 metric tons. These cranes are generally sold to medium to large energy, building and construction groups, as well as to rental companies.

Topless tower cranes are a type of top-slewing crane and, unlike all others, have no cathead or jib tie-bars on the top of the mast. The cranes are utilized primarily when overhead height is constrained or in situations where several cranes are installed close together. We currently offer 15 models of topless tower cranes with maximum jib lengths of 75 meters and lifting capabilities ranging between 2.5 and 20 metric tons.

Luffing jib tower cranes, which are a type of top-slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. We currently offer 11 models of luffing jib tower cranes with maximum jib lengths of 60 meters and lifting capabilities ranging between 8 and 32 metric tons.

Self-erecting tower cranes are mounted on axles or transported on a trailer. The lower segment of the range (Igo cranes up to Igo50) unfolds in four sections, two for the mast and two for the jib. The smallest of our models unfolds in less than eight minutes; larger models erect in a few hours. Self-erecting cranes rotate from the bottom of their mast. We offer 24 models of self-erecting cranes with maximum jib lengths of 50 meters and lifting capacities ranging between 1 and 8 metric tons which are utilized primarily in low to medium rise construction and residential applications.

Mobile telescopic cranes. Under the Grove brand name we design and manufacture 36 models of mobile telescopic cranes utilized primarily in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes are similar to lattice-boom cranes in that they are designed to lift heavy loads using a mobile carrier as a platform, enabling the crane to move on and around a job site without typically having to re-erect the crane for each particular job. Additionally, many mobile telescopic cranes have the ability to drive between sites, and some are permitted on public roadways. We currently offer the following four types of mobile telescopic cranes capable of reaching tip heights of up to 446 feet with lifting capacities up to 550 U.S. tons: rough-terrain, all-terrain, truck-mounted, and industrial.

Rough-terrain cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a work site. We produce, under the Grove brand name, ten models of rough-terrain cranes capable of tip heights of up to 312 feet and maximum load capacities of up to 150 U.S. tons.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. We produce, under the Grove brand name, 14 models of all-terrain cranes capable of tip heights of up to 446 feet and maximum load capacities of up to 550 U.S. tons.

Truck-mounted cranes are designed to provide simple set-up and long reach high capacity booms and are capable of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. We produce, under the Grove brand name, five models of truck mounted cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 110 U.S. tons.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs. We manufacture, under the Grove and Shuttlelift brand names, eight models of industrial cranes. We produce industrial cranes with up to 25 U.S. ton capacity and tip heights of up to 86 feet.

Boom trucks. We offer our hydraulic boom truck products under the National Crane product line. A boom truck is a hydraulically powered telescopic crane mounted on a conventional truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site and are mostly deployed by end users in the North American market. We currently offer, under the National Crane brand name, 21 models of telescoping boom trucks. The largest capacity cranes of this type are capable of reaching maximum heights of 205 feet and have lifting capacity up to 55 U.S. tons.
Backlog. The year-end backlog of crane products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed during the next year. Manitowoc’s backlog of unfilled orders for the Crane segment at December 31, 2013, 2012 and 2011 was $574.2 million, $755.8 million and $760.5 million, respectively. Our backlog at the end of 2013 was lower than the end of 2012 due to the lower order rates for new cranes experienced in the first three quarters of 2013. In addition, improved factory throughput efficiency and higher finished goods inventory levels in 2013 resulted in a greater percentage of cranes being ordered and shipped in the same quarter than in prior years.
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

Ice-cube machines, ice flaker machines, nugget ice machines, ice dispensers and storage bins. We design, manufacture and sell ice machines under the Manitowoc and Koolaire brand names, serving the foodservice, convenience store, healthcare, restaurant, lodging and other markets. Our ice machines make ice in cube, nugget and flake form, and range in daily production capacities. The ice-cube machines are either self-contained units, which make and store ice, or modular units, which make, but do not store ice.

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

Parts, aftermarket service and solutions. We provide parts and aftermarket service as well as provide a wide variety of solutions under the KitchenCare brand name.

The end-customer base for the Foodservice segment is comprised of a wide variety of foodservice providers, including, but not limited to, large multinational and regional chain restaurants, convenience stores and retail stores; chain and independent casual and family dining restaurants; independent restaurants and caterers; lodging, resort, leisure and convention facilities; health care facilities; schools and universities; large business and industrial customers; and many other foodservice outlets. We cater to some of the largest and most widely recognized multinational and regional businesses in the foodservice and hospitality industries. We do not typically have long-term contracts with our customers; however, large chains frequently authorize specific foodservice equipment manufacturers as approved vendors for particular products, and thereafter, sales are made locally or regionally to end customers via kitchen equipment suppliers, dealers or distributors. Many large QSR chains refurbish or open a large number of outlets, or implement menu changes requiring investment in new equipment, over a short period of time. When this occurs, these customers often choose a small number of manufacturers whose approved products may or must be purchased by restaurant operators. We work closely with our customers to develop the products they need and to become the approved vendors for these products.

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

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2013, 2012 and 2011 was not significant because orders are generally filled shortly after receiving the customer order.
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

Competition
We sell all of our products in highly competitive industries. We compete in each of our industries based on product design, quality of products and aftermarket support services, product performance, maintenance costs, energy and resource saving, other contributions to sustainability, and price. Some of our competitors may have greater financial, marketing, manufacturing or distribution resources than we do. We believe that we benefit from the following competitive advantages: strong brand names, which create customer loyalty and facilitate strong resale values, a reputation for quality products and aftermarket support and solution services, an established network of global distributors and customer relationships, broad product line offerings in the markets we serve, and a commitment to engineering design and product innovation. However, we cannot be certain that our products and services will continue to compete successfully or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers. The following table sets forth our primary competitors in each of our business segments:

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-boom Cranes	Hitachi Sumitomo; Kobelco; Liebherr; Sumitomo/Link-Belt; Terex; XCMG; Fushun; Zoomlion; Fuwa; and Sany

	Tower Cranes	Comansa; Terex Comedil/Peiner; Liebherr; FM Gru; Jaso; Raimondi; Viccario; Saez; Benezzato; Cattaneo; Sichuan Construction Machinery; Shenyang; Zoomlion; Jianglu; and Yongmao

	Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex; Tadano; XCMG; Kato; Locatelli; Marchetti; Luna; Broderson; Valla; Ormig; Bencini; Sany; and Zoomlion

	Boom Trucks	Terex; Manitex; Altec; Elliott; Tadano; Fassi; Palfinger; Furukawa; and Hiab

Foodservice Equipment	Ice-Cube Machines, Ice Flaker Machines and Storage Bins	Hoshizaki; Scotsman; Follet; Ice-O-Matic; Brema; Aucma; and Vogt

	Beverage Dispensers and Related Products	Automatic Bar Controls; Celli; Cornelius; Hoshizaki/Lancer Corporation; Taylor; and Vin Service

	Refrigerator and Freezer Equipment	American Panel; ICS; Nor-Lake; Master-Bilt; Thermo-Kool; Bally; Arctic; Beverage Air; Traulsen; True Foodservice; TurboAir; Masterbilt; and Hoshizaki

	Primary Cooking Equipment	Ali Group; Electrolux; Dover Industries; Duke; Henny Penny; ITW; Middleby; Rational; and Taylor

	Serving, Warming and Storage Equipment	Alto Shaam; Cambro; Duke; Hatco; ITW; Middleby; Standex; and Vollrath

	Food Preparation Equipment	Ali Group; Bizerba; Electrolux; German Knife; Globe; ITW; and Univex

Engineering, Research and Development
We believe our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at dedicated locations within both of our segments. We have a staff of in-house engineers and technicians on three continents, supplemented with external engineering resources, who are responsible for improving existing products and developing new products. We incurred research and development costs of $86.4 million in 2013, $87.7 million in 2012 and $80.6 million in 2011.
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
Employee Relations
As of December 31, 2013, we employed approximately 13,400 people and had labor agreements with 13 union locals in North America. A large majority of our European employees belong to European trade unions. We have three trade unions in China and one trade union in India.  During 2011, four of our union contracts expired at various times. Three of the contracts that expired in 2011 were successfully renegotiated without incident, while the International Association of Machinists (IAM) contract with Manitowoc Crane Corporation expired in October 2011 and resulted in a 66-day work stoppage. The company’s contingency plans ensured that customer needs were met during the work stoppage. A new contract with the IAM was ratified in January 2012 and expires in January 2016. During 2012, we successfully negotiated three labor contracts without incident. During 2013, we successfully negotiated two labor contracts without incident.
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
Geographic Areas
Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are included below.  Long-lived assets are defined as property, plant and equipment-net, goodwill, other intangible assets-net and other non-current assets, excluding deferred tax assets.

	Net Sales			Long-Lived Assets
(in millions)	2013	2012	2011	2013	2012
United States	$1,978.0	$1,833.0	$1,588.8	$1,888.4	$1,905.4
Other North America	292.1	278.2	208.8	13.6	5.3
Europe	937.6	788.0	813.4	530.0	510.6
Asia	364.5	354.0	352.2	203.0	189.5
Middle East	174.2	161.6	189.4	1.6	1.6
Central and South America	166.9	243.0	237.8	36.0	33.3
Africa	30.0	110.8	65.4	—	—
South Pacific and Caribbean	12.6	10.6	12.0	4.1	4.6
Australia	92.2	134.1	121.5	4.7	4.4
Total	$4,048.1	$3,913.3	$3,589.3	$2,681.4	$2,654.7

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

We have significant manufacturing and sales of our products outside of the United States, which may present additional risks to our business.

For the years ended December 31, 2013, 2012 and 2011, approximately 51%, 53% and 56%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the company's international sales is part of our growth strategy. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with our international sales, manufacturing and the integration of new facilities that could cause loss of revenue or increased cost. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

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
As of December 31, 2013, we employed approximately 13,400 people and had labor agreements with 13 union locals in North America. A large majority of our European employees belong to European trade unions. We have three trade unions in China and one trade union in India.  During 2011, four of our union contracts expired at various times. Three of the contracts that expired in 2011 were successfully renegotiated without incident, while the International Association of Machinists (IAM) contract with Manitowoc Crane Corporation expired in October 2011 and resulted in a 66-day work stoppage. The company’s contingency plans ensured that customer needs were met during the work stoppage. A new contract with the IAM was ratified in January 2012 and expires in January 2016. During 2012, we successfully negotiated three labor contracts without incident. During 2013, we successfully negotiated two labor contracts without incident. Any significant labor relations issues could have a material adverse effect on our results of operations and financial condition.
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

A portion of our sales is financed by third-party finance companies on behalf of our customers. The availability of financing from third parties is affected by general economic conditions, the credit worthiness of our customers and the estimated residual value of our equipment. In certain transactions we provide residual value guarantees and buyback commitments to our customers or the third-party financial institutions. Deterioration in the credit quality of our customers or the overall health of the banking industry could negatively impact our customer's ability to obtain the resources needed to make purchases of our equipment or their ability to obtain third-party financing. In addition, if the actual value of the equipment for which we have provided a residual value guaranty declines below the amount of our guaranty, we may incur additional costs, which may negatively impact our financial condition, results of operations and cash flows.

Our leverage may impair our operations and financial condition.

As of December 31, 2013, our total consolidated debt was $1,526.8 million as compared to consolidated debt of $1,801.0 million as of December 31, 2012, including the value of related interest rate hedging instruments. Our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

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

An inability to successfully manage the implementation of a global enterprise resource planning ("ERP") system in our Crane segment could adversely affect our operating results.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach or operational failure would compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

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

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments. We are undergoing tax audits in various jurisdictions and we regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our tax reserves. In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) from the Internal Revenue Service ("IRS") related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008. In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance. The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any. The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012. In January 2013, the company received a formal rebuttal from the IRS and notification of the assignment of this matter to its Appeals division. Subsequent to an Appeals conference in September 2013, the company was advised by the Appeals division that the issue has been tentatively resolved in the company's favor. However, this tentative resolution is subject to review by the Joint Committee on Taxation and there can be no assurance that this matter will be ultimately resolved in the company’s favor. The company will continue to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.

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

The implementation of regulations related to conflict minerals may force us to incur additional expenses and affect the manufacturing and sale of our products.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Securities and Exchange Commission (“SEC”) adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, (“conflict minerals”), that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company.  The metals covered by the rules, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold.  Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products.  Our supply chain is complex, and if we are not able to conclusively verify the origins for all conflict minerals used in our products or that our products are “conflict free,” we may face reputational challenges with our customers or investors.  Furthermore, we may also encounter challenges to satisfy customers who require that our products be certified as "conflict free," which could place us at a competitive disadvantage if we are unable to do so. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices.  We could incur significant costs related to the compliance process, and face costs in satisfying the disclosure requirements.

Item 1B.  UNRESOLVED STAFF COMMENTS
The company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission (SEC) that were issued 180 days or more preceding the end of our fiscal year 2013 that remain unresolved.

Item 2.  PROPERTIES
The following table outlines the principal facilities we own or lease as of December 31, 2013.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Cranes and Related Products
Europe/Asia/Middle East
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Moulins, France	Manufacturing/Office	355,000	Owned
Charlieu, France	Manufacturing/Office	323,000	Owned
Presov, Slovak Republic	Manufacturing/Office	295,300	Owned
Zhangjiagang, China	Manufacturing	800,000	Owned
Fanzeres, Portugal	Manufacturing	183,000	Owned/Leased
Baltar, Portugal	Manufacturing	68,900	Owned
Pune, India	Manufacturing	190,000	Leased
Dardilly, France	Office	82,000	Leased
Niella Tanaro, Italy	Manufacturing	370,016	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Osny, France	Office/Storage/Repair	43,000	Owned
Decines, France	Office/Storage	47,500	Leased
Vaux-en-Velin, France	Office/Workshop	17,000	Owned
Vitrolles, France	Office	16,000	Owned
Saint-Ouen-l'Aumône, France	Office/Workshop	7,800	Leased
Dry, France	Office	93,100	Leased
Buckingham, United Kingdom	Office/Storage	78,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office & Training Center	8,000	Owned
Singapore (1)	Office/Storage	103,060	Leased
Tai’an, China (Joint Venture)	Manufacturing	571,000	Owned
Sydney, Australia (1)	Office/Storage/Workshop	61,000	Leased
Dubai, United Arab Emirates	Office/Workshop	10,000	Leased
Shirwal, India	Land	1,560,700	Owned
Americas
Shady Grove, Pennsylvania	Manufacturing/Office	1,286,000	Owned
Manitowoc, Wisconsin	Manufacturing/Office	570,000	Owned
Manitowoc, Wisconsin (1)	Office	17,175	Leased
Manitowoc, Wisconsin	Land	250,200	Leased
Passo Fundo, Brazil	Manufacturing/Office	265,000	Owned
Quincy, Pennsylvania	Manufacturing	36,000	Owned
Bauxite, Arkansas	Manufacturing/Office	22,000	Owned
Port Washington, Wisconsin	Manufacturing	81,000	Owned

Foodservice Equipment

Europe/Asia
Hangzhou, China	Manufacturing/Office	260,000	Owned/Leased
Eglfing, Germany	Manufacturing/Office/Warehouse	130,000	Leased
Herisau, Switzerland	Manufacturing/Office	26,974	Leased
Halesowen, United Kingdom(1)	Manufacturing/Office	86,000	Leased
Sheffield, United Kingdom	Manufacturing/Office	100,000	Leased
Guildford, United Kingdom	Office	12,500	Leased
Shanghai, China	Office/Warehouse	28,933	Leased
Foshan, China	Manufacturing/Office/Warehouse	40,000	Leased
Singapore (1)	Manufacturing/Office/Warehouse	45,335	Leased
Prachinburi, Thailand (Joint Venture)	Manufacturing/Office/Warehouse	80,520	Owned
Samutprakarn, Thailand (Joint Venture)	Office	4,305	Leased
North America
Manitowoc, Wisconsin	Manufacturing/Office	376,000	Owned
Parsons, Tennessee (1)	Manufacturing	120,000	Owned
Sellersburg, Indiana	Manufacturing/Office	146,000	Owned
La Mirada, California	Manufacturing/Office	15,000	Leased
Tijuana, Mexico (1)	Manufacturing	111,000	Leased
New Port Richey, Florida	Office/Technology Center	42,000	Owned
Goodyear, Arizona	Manufacturing/Office	75,000	Leased
Shreveport, Louisiana (1)	Manufacturing/Office	435,000	Owned
Mt. Pleasant, Michigan	Manufacturing/Office	345,000	Owned
Baltimore, Maryland	Manufacturing/Office	16,000	Owned
Cleveland, Ohio	Manufacturing/Office	224,000	Owned
Covington, Tennessee	Manufacturing/Office	186,000	Owned
Piney Flats, Tennessee	Manufacturing/Office	131,000	Leased
Fort Worth, Texas	Manufacturing/Office	182,000	Leased
Concord, Ontario, Canada	Manufacturing/Office	116,000	Leased
Mississauga, Ontario, Canada	Manufacturing/Office	155,000	Leased
Monterrey, Mexico	Manufacturing/Office	303,750	Leased
Corporate
Manitowoc, Wisconsin	Office	34,000	Owned
Manitowoc, Wisconsin	Office	5,000	Leased
Manitowoc, Wisconsin	Hangar Ground Lease	31,320	Leased

(1)    There are multiple separate facilities within these locations.
In addition, we lease sales office and warehouse space for our Crane segment in Breda, The Netherlands; Begles, France; Nantes, France; Toulouse, France; Nice, France; Orleans, France; Lainate, Italy; Lagenfeld, Germany; Munich, Germany; Warsaw, Poland; Melbourne, Australia; Brisbane, Australia; Beijing, China; Chengdu, China; Guangzhou, China; Xi’an, China; Dubai, UAE; Makati City, Philippines; Cavite, Philippines; Gurgaon, India; Chennai, India; Hyderabad, India; Moscow, Russia; Netvorice, the Czech Republic; Jeffersonville, Indiana; Manitowoc, Wisconsin; Shanghai, China; Monterrey, Mexico;

Sao Paulo, Brazil; Recife, Brazil; Santiago, Chile; Johannesburg, South Africa; Ellis Ras, South Africa; Rio de Janeiro, Brazil; and Vitoria, Brazil. We lease office and warehouse space for our Foodservice segment in Salem, Virginia; Irwindale, California; Goodyear, Arizona; Miami, Florida; Herborn, Germany; Moscow, Russia; Belgium, Netherlands; Kuala Lumpur, Malaysia; Barcelona, Spain; Naucalpan de Juarez, Mexico; and Mexico City, Mexico.  We also own sales offices for our Crane segment in Dole, France.
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
Item 4.  MINE SAFETY DISCLOSURE
Not Applicable.

Executive Officers of the Registrant
Each of the following officers of the company has been elected by the Board of Directors.  The information presented is as of February 21, 2014.

Name	Age	Position With The Registrant	Principal Position Held Since
Glen E. Tellock	53	Chairman and Chief Executive Officer	2009

Carl J. Laurino	52	Senior Vice President and Chief Financial Officer	2004

Thomas G. Musial	62	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	54	Senior Vice President, General Counsel and Secretary	2004

Eric P. Etchart	57	Senior Vice President of the Company and President Crane Segment	2007

Robert M. Hund	49	Senior Vice President of the Company and President Foodservice Segment	2013
Glen E. Tellock has been the company’s chief executive officer since 2007 and was elected as chairman of the board effective February 2009.  He previously served as the senior vice president of The Manitowoc Company, Inc. and president of the Crane segment since 2002.  Earlier, he served as the company’s senior vice president and chief financial officer (1999), vice president of finance and treasurer (1998), corporate controller (1992) and director of accounting (1991).  Prior to joining the company, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as an audit manager for Ernst & Whinney.
Carl J. Laurino was named senior vice president and chief financial officer in 2004.  He had served as treasurer since 2001.  Mr. Laurino joined the company in 2000 as assistant treasurer and served in that capacity until his promotion to treasurer.  Previously, Mr. Laurino spent 15 years in the commercial banking industry with Firstar Bank (n/k/a US Bank), Norwest Bank (n/k/a Wells Fargo), and Associated Bank.
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
Eric P. Etchart was named senior vice president of The Manitowoc Company, Inc. and president of the Manitowoc Crane segment in 2007.  Mr. Etchart previously served as executive vice president of the Crane segment for the Asia/Pacific region since 2002.  Prior to joining the company, Mr. Etchart served as managing director in the Asia/Pacific region for Potain S.A., as managing director in Italy for Potain S.P.A. and as vice president of international sales and marketing for PPM.
Robert M. Hund was named senior vice president of The Manitowoc Company, Inc. and president of the Manitowoc Foodservice segment in August 2013. Mr. Hund previously served as executive vice president of the Cranes segment’s Crane Care aftermarket services department since 2009. Prior to this, Mr. Hund was Vice President Worldwide Marketing for the Crane segment since 2007. Before joining Manitowoc, Mr. Hund held a variety of technical and marketing positions at Caterpillar Inc. since 1988 in Asia, Europe, and the United States.

PART II
Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The company’s common stock is traded on the New York Stock Exchange under the symbol MTW.  At December 31, 2013, the approximate number of record shareholders of common stock was 2,172.
The amount and timing of the annual dividend are determined by the Board of Directors at its regular meetings each year, subject to limitations within the company’s Senior Credit Facility described below.  In each of the years ended December 31, 2013, December 31, 2012 and December 31, 2011, the company paid an annual dividend of $0.08 per share in the fourth quarter.
The high and low sales prices of the common stock were as follows for 2013, 2012 and 2011:

Year Ended	2013			2012			2011
December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$21.35	$15.90	$20.56	$16.97	$9.45	$13.86	$22.12	$12.80	$21.88
2nd Quarter	21.50	16.18	17.91	15.11	9.60	11.70	23.23	14.79	16.84
3rd Quarter	21.87	17.93	19.56	15.44	9.90	13.34	18.19	6.56	6.71
4th Quarter	23.68	18.12	23.32	16.03	12.82	15.68	12.60	5.76	9.19
Under our New Senior Credit Facility, we are limited on the amount of dividends we may pay out in any one year.  The amount of dividend payments is restricted based on our consolidated total leverage ratio as defined in the credit agreement and is limited along with other restricted payments in aggregate.  If the consolidated total leverage ratio is less than 3.50 to 1.00, total restricted payments are not limited in any given year.  If the consolidated total leverage ratio is less than 4.25 to 1.00 but greater than or equal to 3.50 to 1.00, restricted payments may not exceed $50.0 million per year.  If the consolidated total leverage ratio is less than 5.00 to 1.00 but greater than or equal to 4.25 to 1.00, restricted payments may not exceed $40.0 million per year.  Lastly, if the consolidated total leverage ratio is greater than or equal to 5.00 to 1.00, total restricted payments are limited to $30.0 million per year.

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2009	2010	2011	2012	2013
The Manitowoc Company, Inc.	16.77%	32.30%	(29.39)%	71.53%	49.30%
S&P 500 Index	26.46%	15.06%	2.11%	16.00%	32.39%
S&P 600 Industrial Machinery	18.68%	31.01%	(2.67)%	20.56%	38.22%

	Indexed Returns
	Years Ending December 31,
	2008	2009	2010	2011	2012	2013
The Manitowoc Company, Inc.	100.00	116.77	154.49	109.08	187.10	279.35
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P 600 Industrial Machinery	100.00	118.68	155.48	151.32	182.44	252.17

Item 6.  SELECTED FINANCIAL DATA
The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc. The data should be read in conjunction with these financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Results of the Manitowoc Dong Yue business, the Jackson business, the Kysor/Warren business, substantially all Enodis ice businesses and certain Enodis non-ice businesses, and the Marine segment in the years presented have been classified as discontinued operations to exclude those results from continuing operations. In addition, the earnings (loss) from discontinued operations include the impact of adjustments to certain retained liabilities for operations sold or closed in periods prior to those presented. For businesses acquired during the time periods presented, results are included in the table from their acquisition date. Amounts are in millions except share and per share data.

	2013	2012	2011	2010	2009
Net Sales
Cranes and Related Products	$2,506.3	$2,427.1	$2,134.7	$1,707.5	$2,253.3
Foodservice Equipment	1,541.8	1,486.2	1,454.6	1,362.9	1,302.9
Total	4,048.1	3,913.3	3,589.3	3,070.4	3,556.2
Gross Profit	1,021.8	943.0	832.9	759.1	789.9
Earnings (Loss) from Operations
Cranes and Related Products	218.8	170.5	118.8	93.8	151.1
Foodservice Equipment	250.3	238.6	214.4	201.9	164.1
Corporate	(64.9)	(63.7)	(61.3)	(42.0)	(46.1)
Amortization expense	(35.3)	(36.5)	(37.4)	(36.8)	(36.9)
Goodwill impairment	—	—	—	—	(515.6)
Intangible asset impairment	—	—	—	—	(146.4)
Restructuring expense	(4.8)	(9.5)	(5.5)	(3.8)	(39.4)
Integration expense	—	—	—	—	(3.6)
Other income (expense)	0.3	(2.5)	0.5	(2.3)	(3.4)
Total	364.4	296.9	229.5	210.8	(476.2)
Interest expense	(128.4)	(135.6)	(145.4)	(173.8)	(172.7)
Amortization of deferred financing fees	(7.0)	(8.2)	(10.4)	(22.0)	(28.8)
Loss on debt extinguishment	(3.0)	(6.3)	(29.7)	(44.0)	(9.2)
Other income (expense) - net	(0.8)	0.1	2.3	(9.0)	16.8
Earnings (loss) from continuing operations before income taxes	225.2	146.9	46.3	(38.0)	(670.1)
Provision (benefit) for taxes on income	36.1	38.0	13.6	26.2	(69.7)
Earnings (loss) from continuing operations	189.1	108.9	32.7	(64.2)	(600.4)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(18.8)	(16.3)	(15.8)	(13.1)	(42.1)
Loss on sale of discontinued operations, net of income taxes	(2.7)	—	(34.6)	—	(24.2)
Net earnings (loss)	167.6	92.6	(17.7)	(77.3)	(666.7)
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	25.8	(9.1)	(6.5)	(2.7)	(2.5)
Net earnings (loss) attributable to Manitowoc	$141.8	$101.7	$(11.2)	$(74.6)	$(664.2)
Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$154.8	$109.7	$33.0	$(64.0)	$(602.4)
Loss from discontinued operations, net of income taxes	(10.3)	(8.0)	(9.6)	(10.6)	(37.6)
Loss on sale of discontinued operations, net of income taxes	(2.7)	—	(34.6)	—	(24.2)
Net earnings (loss) attributable to Manitowoc	$141.8	$101.7	$(11.2)	$(74.6)	$(664.2)

Cash Flows
Cash flow from operations	$323.1	$162.4	$17.1	$207.7	$346.5
Identifiable Assets
Cranes and Related Products	$1,900.4	$1,903.3	$1,760.8	$1,659.3	$1,803.3
Foodservice Equipment	1,904.3	1,956.8	2,192.6	2,193.4	2,272.1
Corporate	171.9	197.2	69.2	219.6	262.6
Total	$3,976.6	$4,057.3	4,022.6	$4,072.3	$4,338.0
Long-term Obligations	$1,526.8	$1,801.0	1,866.4	$1,982.3	$2,152.6
Depreciation
Cranes and Related Products	$46.9	$43.5	$52.9	$55.3	$54.2
Foodservice Equipment	20.1	22.3	24.5	27.1	29.0
Corporate	1.5	2.3	2.8	2.9	2.8
Total	$68.5	$68.1	80.2	$85.3	$86.0
Capital Expenditures
Cranes and Related Products	$69.3	$52.7	$52.0	$20.6	$50.6
Foodservice Equipment	33.6	17.4	11.9	12.0	14.4
Corporate	7.8	2.8	0.7	2.0	2.6
Total	$110.7	$72.9	$64.6	$34.6	$67.6
Per Share
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$1.16	$0.83	$0.25	$(0.49)	$(4.62)
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.08)	(0.06)	(0.07)	(0.08)	(0.29)
Loss on sale of discontinued operations, net of income taxes	(0.02)	—	(0.27)	—	(0.19)
Earnings (loss) per share attributable to Manitowoc common shareholders	$1.07	$0.77	$(0.09)	$(0.57)	$(5.10)
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$1.14	$0.82	$0.25	$(0.49)	$(4.62)
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.08)	(0.06)	(0.07)	(0.08)	(0.29)
Loss on sale of discontinued operations, net of income taxes	(0.02)	—	(0.26)	—	(0.19)
Earnings (loss) per share attributable to Manitowoc common shareholders	$1.05	$0.76	$(0.08)	$(0.57)	$(5.10)
Avg Shares Outstanding
Basic	132,894,179	131,447,895	130,481,436	130,581,040	130,268,670
Diluted	135,330,193	133,317,050	133,377,109	130,581,040	130,268,670

(1)
Discontinued operations represent the results of operations and gain or loss on sale or closure of the Marine segment, substantially all Enodis ice businesses and certain Enodis non-ice businesses, Kysor/Warren, Jackson and our Chinese affiliate joint venture, Manitowoc Dong Yue, which either qualified for discontinued operations treatment or were sold or closed during 2009 through 2013.

(2)	We acquired Appliance Scientific, Inc. in 2010 and Inducs, AG in the fourth quarter of 2013.

(3)	Cash dividends per share for 2009 through 2013 were $0.08.

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
During the fourth quarter of 2013, the company agreed to sell its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. ("Manitowoc Dong Yue" or the “joint venture”), which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company's financial statements. The transaction subsequently closed on January 21, 2014. See Note 4, "Discontinued Operations," for further details of this transaction.
During the fourth quarter of 2012, the company decided to divest its warewashing equipment business, which operated under the brand name Jackson, and classified this business as discontinued operations in the company's financial statements. Jackson designs, manufactures and sells warewashing equipment, offering a full range of undercounter dishwashers, door-type dishwashers, conveyor, pot washing, and flight-type dishwashers. On January 28, 2013, the company sold the Jackson warewashing equipment business to Hoshizaki USA Holdings, Inc. for approximately $38.5 million. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loans A and B.
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
The following discussion and analysis covers key drivers behind our results for 2011 through 2013 and is broken down into three major sections.  First, we provide an overview of our results of operations for the years 2011 through 2013 on a consolidated basis and by business segment.  Next we discuss our market conditions, liquidity and capital resources, off-balance sheet arrangements, and obligations and commitments.  Finally, we provide a discussion of risk management techniques, contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.
All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.  For all periods presented the results have been revised to reflect Manitowoc Dong Yue as a discontinued operation.  See Note 4, “Discontinued Operations” for further discussion.

Results of Consolidated Operations

Millions of dollars	2013	2012	2011
Operations
Net sales	$4,048.1	$3,913.3	$3,589.3
Cost of sales	3,026.3	2,970.3	2,756.4
Gross Profit	1,021.8	943.0	832.9
Operating expenses:
Engineering, selling and administrative expenses	617.6	597.6	561.0
Amortization expense	35.3	36.5	37.4
Restructuring expense	4.8	9.5	5.5
Other expenses (income)	(0.3)	2.5	(0.5)
Total operating expenses	657.4	646.1	603.4
Operating earnings from continuing operations	364.4	296.9	229.5
Other income (expenses):
Interest expense	(128.4)	(135.6)	(145.4)
Amortization of deferred financing fees	(7.0)	(8.2)	(10.4)
Loss on debt extinguishment	(3.0)	(6.3)	(29.7)
Other income (expense)-net	(0.8)	0.1	2.3
Total other expenses	(139.2)	(150.0)	(183.2)
Earnings from continuing operations before taxes on earnings	225.2	146.9	46.3
Provision for taxes on earnings	36.1	38.0	13.6
Earnings from continuing operations	189.1	108.9	32.7
Discontinued operations:
Loss from discontinued operations, net of income taxes	(18.8)	(16.3)	(15.8)
Loss on sale of discontinued operations, net of income taxes	(2.7)	—	(34.6)
Net earnings (loss)	167.6	92.6	(17.7)
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	25.8	(9.1)	(6.5)
Net earnings (loss) attributable to Manitowoc	$141.8	$101.7	$(11.2)
Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$154.8	$109.7	$33.0
Loss from discontinued operations, net of income taxes	(10.3)	(8.0)	(9.6)
Loss on sale of discontinued operations, net of income taxes	(2.7)	—	(34.6)
Net earnings (loss) attributable to Manitowoc	$141.8	$101.7	$(11.2)

Year Ended December 31, 2013 Compared to 2012
Net Sales

(in millions)	2013	2012	Change
Net Sales	$4,048.1	$3,913.3	3.4%
Consolidated net sales increased 3.4% in 2013 to $4.0 billion from $3.9 billion in 2012.  The increase was driven by modest year-over-year increases in both the Crane and Foodservice segments.  Crane segment sales increased 3.3% for the year ended December 31, 2013 compared to 2012.  The overall increase in the Crane segment was primarily due to higher demand in the Americas region and in certain emerging markets driven by energy and infrastructure projects as well as steady growth in the product aftermarket support business.  Foodservice sales increased 3.7% for the year ended December 31, 2013 compared to 2012.  Foodservice sales increased in the Americas and Europe, Middle East and Africa (EMEA) region from the prior year due to volume increases primarily driven by new product roll outs. Consolidated net sales were favorably impacted by approximately $26.5 million, or 0.7%, from foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2013 compared with the year ended December 31, 2012.  Further analysis of the changes in sales by segment is presented in the "Sales and Operating Earnings by Segment" section below.

Gross Profit

(in millions)	2013	2012	Change
Gross Profit	$1,021.8	$943.0	8.4%
Gross Margin	25.2%	24.1%
Gross profit for the year ended December 31, 2013 increased to $1,021.8 million compared to $943.0 million for the year ended December 31, 2012, an increase of 8.4%. Crane segment gross profit increases were primarily attributable to manufacturing cost reduction initiatives and pricing actions, partially offset by less favorable product mix.  The increase in gross profit for the Foodservice segment was primarily attributable to sales volume increases coupled with pricing actions and manufacturing cost reduction initiatives, partially offset by increases in rebates and sales discounts. Gross margin increased in 2013 to 25.2% from 24.1% in 2012.  The increase in gross margin was primarily due to pricing actions and manufacturing cost reduction initiatives.
Engineering, Selling and Administrative Expenses

(in millions)	2013	2012	Change
Engineering, selling and administrative expenses	$617.6	$597.6	3.3%
Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2013 increased $20.0 million to $617.6 million compared to $597.6 million for the year ended December 31, 2012.  Crane segment ES&A increased $7.6 million, or 2.7%, for the year ended December 31, 2013 compared to the same period in 2012.  This increase was driven by increased levels of engineering and product development costs, higher legal expenses and an increase of enterprise resource planning system implementation costs. Foodservice ES&A increased $11.2 million, or 4.4%, for the year ended December 31, 2013 compared to the same period in 2012.  This increase was primarily driven by an increase in headcount, increased investments in strategic projects, and an increase in sales related costs.
Amortization Expense

(in millions)	2013	2012	Change
Amortization expense	$35.3	$36.5	(3.3)%
Amortization expense for the year ended December 31, 2013 was $35.3 million compared to $36.5 million for 2012.  See further detail related to intangible assets at Note 9, “Goodwill and Other Intangible Assets.”
Restructuring Expense

(in millions)	2013	2012	Change
Restructuring expense	$4.8	$9.5	*
* Measure not meaningful
Restructuring expenses for the year ended December 31, 2013 totaled $4.8 million compared to $9.5 million in 2012.  Crane segment restructuring expenses totaled $1.9 million and Foodservice restructuring expenses totaled $2.9 million. These expenses primarily related to workforce reductions in Europe. Crane segment restructuring expenses totaled $7.2 million for the year ended December 31, 2012.  These expenses primarily related to workforce reductions at our France operations.  Foodservice segment restructuring expenses totaled $2.3 million for the year ended December 31, 2012.  These expenses primarily related to plant consolidation efforts in the Americas region and workforce reductions in Europe.  See further detail at Note 19, “Restructuring.”
Interest Expense & Amortization of Deferred Financing Fees

(in millions)	2013	2012	Change
Interest expense	$128.4	$135.6	(5.3)%
Amortization of deferred financing fees	$7.0	$8.2	(14.6)%
Interest expense for the year ended December 31, 2013 totaled $128.4 million versus $135.6 million for the year ended December 31, 2012.  The decrease in interest expense of $7.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to debt reduction in 2013 and 2012. Amortization expense for deferred financing fees was $7.0 million for the year ended December 31, 2013 as compared to $8.2 million in 2012.  The decrease in amortization expense for deferred financing fees of $1.2 million was attributable to the write-off of a portion of the deferred financing fees associated with the debt reductions at the end of 2012, partially offset by the amortization of new fees associated with the issuance of the Senior Notes due 2022.  See further detail at Note 11, “Debt.”
Loss on Debt Extinguishment

(in millions)	2013	2012	Change
Loss on debt extinguishment	$3.0	$6.3	*
* Measure not meaningful
Loss on debt extinguishment for the year ended December 31, 2013 totaled $3.0 million, compared to $6.3 million in 2012.  The loss on debt extinguishment in 2013 was attributable to the accelerated paydown of Term Loans A and B associated with our Senior Credit Facility. The loss on debt extinguishment in 2012 was attributable to accelerated paydown of Term Loans A and B associated with our Senior Credit Facility and the redemption of our 7.125% Senior Notes due 2013.
Other Income (Expense) - Net

(in millions)	2013	2012	Change
Other income (expense) - net	$(0.8)	$0.1	*
* Measure not meaningful
Other income (expense), net for the year ended December 31, 2013 was expense of $0.8 million versus income of $0.1 million for the prior year.
Income Taxes

(in millions)	2013	2012	Change
Effective annual tax rate	16.0%	25.9%
Provision for taxes on earnings	$36.1	$38.0	(5.0)%
The effective tax rate for the year ended December 31, 2013 was 16.0% compared to 25.9% for the year ended December 31, 2012.  The effective tax rates in 2013 and 2012 were favorably impacted by the release of reserves of $9.4 million and $11.6 million, respectively resulting from favorable audit outcomes and other settlements. The 2013 and 2012 effective tax rates were also favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.
Tax expense for the year ended December 31, 2013 was favorably impacted by valuation allowance adjustments on deferred tax assets totaling $2.3 million compared to an unfavorable impact of $13.5 million in 2012.  The company recorded valuation allowance adjustments related to current year earnings and income tax rate changes in jurisdictions with valuation allowances established in prior years. See further detail at Note 13, “Income Taxes.”
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 through 2011.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008.  In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any.  The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012.  In January 2013, the company received a formal rebuttal from the IRS and notification of the assignment of this matter to its Appeals division. Subsequent to an Appeals conference in September 2013, the company was advised by the Appeals division that the issue has been tentatively resolved in the company's favor. However, this tentative resolution is subject to review by the Joint Committee on Taxation and there can be no assurance that this matter will be ultimately resolved in the company’s favor.  The company will continue to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009.  The company has tentatively resolved this issue; however, this tentative resolution is also subject to review by the Joint Committee on Taxation. Given the uncertainty, neither of the resolutions have been reflected in the current year results; however, should the resolutions be accepted by the Joint Committee on Taxation, the potential adjustments are not expected to have a material impact on the financial statements.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of December 31, 2013, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
Loss from Discontinued Operations

(in millions)	2013	2012	Change
Loss from discontinued operations	$18.8	$16.3	15.3%
The results from discontinued operations were losses of $18.8 million and $16.3 million, net of income taxes, for the years ended December 31, 2013 and 2012, respectively.  The loss from discontinued operations relates primarily to the Manitowoc Dong Yue business, which was classified as discontinued operations in the fourth quarter of 2013. See additional discussion at Note 4, “Discontinued Operations.”
Loss on Sale of Discontinued Operations

(in millions)	2013	2012	Change
Loss on sale of discontinued operations	$2.7	$—	N/A
Loss on sale of discontinued operations was $2.7 million for the year ended December 31, 2013. The loss was primarily attributable to tax expense of $4.4 million on the sale of the Jackson business in January 2013. See additional discussion at Note 4, “Discontinued Operations.”
Net Earnings (Loss) Attributable to Noncontrolling Interest

(in millions)	2013	2012	Change
Net earnings (loss) attributable to noncontrolling interest	$25.8	$(9.1)	*
* Measure not meaningful
For the year ended December 31, 2013, net earnings attributable to a noncontrolling interest of $25.8 million was recorded in relation to the minority partners' portion of the full year income from our former Chinese affiliate joint venture, Manitowoc Dong Yue. This was primarily due to loan forgiveness resulting in income of $35.6 million by the joint venture partner shown as part of net earnings attributable to noncontrolling interest, net of income taxes, which effectively reduced net earnings attributable to Manitowoc shareholders. See Note 4, "Discontinued Operations," for further details on this transaction. There was a net loss of $9.1 million attributable to the minority partner in connection with Manitowoc Dong Yue for 2012.
Year Ended December 31, 2012 Compared to 2011
Net Sales

(in millions)	2012	2011	Change
Net Sales	$3,913.3	$3,589.3	9.0%
Consolidated net sales increased 9.0% in 2012 to $3.9 billion from $3.6 billion in 2011.  The increase was primarily the result of the year-over-year increase in the Crane segment along with a modest increase in the Foodservice segment.  Crane segment sales increased 13.7% for the year ended December 31, 2012 compared to 2011.  Crane segment sales increased in all regions except China, which decreased as a result of volume reductions. The overall increase in the Crane segment was primarily driven by the Americas region due to economic recoveries and higher demand in certain emerging markets.  Foodservice sales increased 2.2% for the year ended December 31, 2012 compared to 2011.  Foodservice sales increased in the Americas and Asia Pacific (APAC) regions from the prior year due to volume increases. Consolidated net sales were unfavorably impacted by approximately $73.5 million, or 2.0%, from foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2012 compared with the year ended December 31, 2011.  Further analysis of the changes in sales by segment is presented in the "Sales and Operating Earnings by Segment" section below.

Gross Profit

(in millions)	2012	2011	Change
Gross Profit	$943.0	$832.9	13.2%
Gross Margin	24.1%	23.2%
Gross profit for the year ended December 31, 2012 increased to $943.0 million compared to $832.9 million for the year ended December 31, 2011, an increase of 13.2%.  The increase in consolidated gross profit was attributable to sales volume increases in both the Crane and Foodservice segments in the regions noted above and pricing actions.  Crane segment gross profit increases were partially offset by increases in manufacturing costs.  Gross margin increased in 2012 to 24.1% from 23.2% in 2011. The increase in gross margin was primarily due to pricing actions, cost reduction and lean actions slightly offset by investment in optimizing global footprint.
Engineering, Selling and Administrative Expenses

(in millions)	2012	2011	Change
Engineering, selling and administrative expenses	$597.6	$561.0	6.5%
Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2012 increased $36.6 million to $597.6 million compared to $561.0 million for the year ended December 31, 2011.  Crane segment ES&A increased $36.8 million, or 15.0%, for the year ended December 31, 2012 compared to the same period in 2011.  This increase was driven by increased employee compensation and benefit costs, increased levels of engineering expenses, recognition of reserves for a small number of discrete customer financing issues and enterprise resource planning system implementation costs. Foodservice ES&A decreased $2.8 million, or 1.1%, for the year ended December 31, 2012 compared to the same period in 2011.  This decrease was driven by reduction in sales related costs, favorable foreign exchange impact, and reduced employee costs.
Amortization Expense

(in millions)	2012	2011	Change
Amortization expense	$36.5	$37.4	(2.4)%
Amortization expense for the year ended December 31, 2012 was $36.5 million compared to $37.4 million for 2011.  See further detail related to intangible assets at Note 9, “Goodwill and Other Intangible Assets.”
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
Interest Expense & Amortization of Deferred Financing Fees

(in millions)	2012	2011	Change
Interest expense	$135.6	$145.4	(6.7)%
Amortization of deferred financing fees	$8.2	$10.4	(21.2)%
Interest expense for the year ended December 31, 2012 totaled $135.6 million versus $145.4 million for the year ended December 31, 2011.  The decrease in interest expense of $9.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to the amendment of our Senior Credit Facility during the second quarter of 2011, which lowered the associated interest rates along with debt reduction in 2012 and 2011. Amortization expense for deferred financing fees was $8.2 million for the year ended December 31, 2012 as compared to $10.4 million in 2011.  The decrease in amortization expense for deferred financing fees of $2.2 million was attributable to the write-off of a portion of the deferred financing fees associated with the amendment in the second quarter of 2011, partially offset by the amortization of new fees associated with the Senior Credit Facility and the issuance of the Senior Notes due 2022.  See further detail at Note 11, “Debt.”
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
Other Income (Expense) - Net

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
Income Taxes

(in millions)	2012	2011	Change
Effective annual tax rate	25.9%	29.4%
Provision for taxes on earnings	$38.0	$13.6	*
* Measure not meaningful
The effective tax rate for the year ended December 31, 2012 was 25.9% compared to 29.4% for the year ended December 31, 2011.  The effective tax rate in 2012 was favorably impacted by the release of an $11.6 million reserve resulting from a favorable audit outcome. The 2012 and 2011 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.
Tax expense for the year ended December 31, 2012 was unfavorably impacted by valuation allowance adjustments on deferred tax assets totaling $13.5 million compared to $9.4 million in 2011.  The company recorded valuation allowance adjustments related to current year losses and income tax rate changes in jurisdictions with valuation allowances established in prior years. See further detail at Note 13, “Income Taxes.”
Loss from Discontinued Operations

(in millions)	2012	2011	Change
Loss from discontinued operations	$16.3	$15.8	3.2%
The results from discontinued operations were losses of $16.3 million and $15.8 million, net of income taxes, for the years ended December 31, 2012 and 2011, respectively.  The loss from discontinued operations relates primarily to the Manitowoc Dong Yue joint venture which was classified as discontinued operations in the fourth quarter of 2013.  See additional discussion at Note 4, “Discontinued Operations.”
Loss on Sale of Discontinued Operations

(in millions)	2012	2011	Change
Loss on sale of discontinued operations	$—	$34.6	N/A

Loss on sale of discontinued operations was $34.6 million for the year ended December 31, 2011 related to the sale of the Kysor/Warren business. The loss was primarily attributable to tax expense of $29.9 million on the sale. See additional discussion at Note 4, “Discontinued Operations.”

Net Loss Attributable to Noncontrolling Interest

(in millions)	2012	2011	Change
Net loss attributable to noncontrolling interest	$9.1	$6.5	40.0%
For the year ended December 31, 2012, a net loss attributable to a noncontrolling interest of $9.1 million was recorded in relation to the minority partners' portion of the full year loss from our former Chinese affiliate joint venture, Manitowoc Dong Yue.  There was a net loss of $6.5 million attributable to the minority partner in connection with Manitowoc Dong Yue for the same period of 2011.
Sales and Operating Earnings by Segment
Cranes and Related Products Segment

(in millions)	2013	2012	2011
Net sales	$2,506.3	$2,427.1	$2,134.7
Operating earnings	$218.8	$170.5	$118.8
Operating margin	8.7%	7.0%	5.6%
Year Ended December 31, 2013 Compared to 2012
Crane segment net sales for the year ended December 31, 2013 increased to $2.5 billion versus $2.4 billion for the year ended December 31, 2012, primarily as a result of product mix, pricing actions, and the favorable impact of approximately $26.0 million from foreign currency volatility in relation to the U.S. Dollar as compared with the year ended December 31, 2012. As of December 31, 2013, total Crane segment backlog was $574.2 million, a decrease from the December 31, 2012 backlog of $755.8 million.
For the year ended December 31, 2013, the Crane segment reported operating earnings of $218.8 million compared to $170.5 million for the year ended December 31, 2012.  Operating earnings for the Crane segment increased primarily due to manufacturing cost reduction initiatives and pricing actions. These increases in operating earnings were partially offset by increased levels of engineering and product development costs, higher legal expenses and an increase in enterprise resource planning system implementation costs.  Operating margin for the year ended December 31, 2013 was 8.7% versus 7.0% for the year ended December 31, 2012.  Crane’s operating margin increased primarily due to the manufacturing cost reduction initiatives and pricing actions noted above.
Year Ended December 31, 2012 Compared to 2011
Crane segment net sales for the year ended December 31, 2012 increased to $2.4 billion versus $2.1 billion for the year ended December 31, 2011, primarily as a result of volume increases and pricing actions. The increase was partially offset by the unfavorable impact of approximately $61.7 million from foreign currency volatility in relation to the U.S. Dollar as compared with the year ended December 31, 2011. As of December 31, 2012, total Crane segment backlog was $755.8 million, a slight decrease from the December 31, 2011 backlog of $760.5 million.
For the year ended December 31, 2012, the Crane segment reported operating earnings of $170.5 million compared to $118.8 million for the year ended December 31, 2011.  Operating earnings for the Crane segment were favorably affected by higher sales volumes, pricing actions and favorable warranty experience. These increases in operating earnings were partially offset by increases in material costs, labor costs and additional provisions for excess and obsolete inventory.  In addition, ES&A expense was unfavorably affected by increased employee compensation and benefit costs, increased levels of engineering expenses, recognition of reserves for a small number of discrete customer financing issues and enterprise resource planning system implementation costs. Operating margin for the year ended December 31, 2012 was 7.0% versus 5.6% for the year ended December 31, 2011.  Crane’s operating margin increased primarily due to the pricing actions noted above.

Foodservice Equipment Segment

(in millions)	2013	2012	2011
Net sales	$1,541.8	$1,486.2	$1,454.6
Operating earnings	$250.3	$238.6	$214.4
Operating margin	16.2%	16.1%	14.7%
Year Ended December 31, 2013 Compared to 2012
Foodservice segment net sales increased $55.6 million to $1,541.8 million for the year ended December 31, 2013 compared to the prior year.  The sales increase during 2013 was primarily driven by volume increases as a result of new product roll outs coupled with pricing actions and a favorable impact of approximately $0.5 million from foreign currency volatility in relation to the U.S. Dollar as compared with the year ended December 31, 2012. The increase was partially offset by increases in rebates as a result of higher sales through certain market channels and increased sales discounts.
For the year ended December 31, 2013, the Foodservice segment reported operating earnings of $250.3 million compared to $238.6 million for the year ended December 31, 2012.  The 2013 operating earnings increase, and the operating margin increase to 16.2% from 16.1% in 2012, were primarily due to increases in volume, pricing actions and manufacturing cost reduction initiatives. The increase was partially offset by increases in rebates and discounts, warranty expense, headcount and investments in strategic projects.  In addition, approximately $2.0 million of the increase was offset by foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2013 compared to the year ended December 31, 2012.
Year Ended December 31, 2012 Compared to 2011
Foodservice segment net sales increased $31.6 million to $1,486.2 million for the year ended December 31, 2012 compared to the prior year.  The sales increase during 2012 was primarily driven by volume increases in the Americas and APAC regions coupled with pricing actions. The increase was partially offset by an increase in rebates and an unfavorable impact of approximately $11.8 million from foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2012 compared with the year ended December 31, 2011.
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
General Corporate Expenses

(in millions)	2013	2012	2011
Net sales	$4,048.1	$3,913.3	$3,589.3
Corporate expenses	$64.9	$63.7	$61.3
% of Net sales	1.6%	1.6%	1.7%

Year Ended December 31, 2013 Compared to 2012
Corporate expenses increased $1.2 million to $64.9 million in 2013 compared to $63.7 million in 2012.  The increase was primarily due to an increase in employee pension and post retirement expense, partially offset by lower stock-based award compensation and depreciation expenses.
Year Ended December 31, 2012 Compared to 2011
Corporate expenses increased $2.4 million to $63.7 million in 2012 compared to $61.3 million in 2011.  The increase was due to higher employee benefit and stock-based award compensation expenses.

Market Conditions and Outlook
In 2014, we are planning for modest but continued growth in both of our two business segments: Cranes and Related Products and Foodservice Equipment. In the face of anticipated slow market growth, differentiated consumer confidence, as well as an overall conservative macro-economic outlook, we expect to focus our efforts on margin improvements and controlled but intelligent spending. We expect continuing improvement in operational efficiencies and managing our cost structure. Lean initiatives, new product introductions and continued debt repayment goals will help us maximize our net operating results and drive shareholder value.
Looking ahead to 2014, we expect Foodservice segment revenues to improve modestly in the mid single-digit range and operating margins to improve in 2014. We also expect Crane segment revenues to increase modestly and we anticipate that operating margins in our Crane segment will be in the high single-digit range. Other financial expectations include capital expenditures of approximately $90 million, depreciation and amortization of approximately $120 million, interest expense of approximately $100 million, deferred financing fees of approximately $8 million and a full-year effective tax rate in the mid-to-high 20 percent range.
Cranes and Related Products - Our Crane segment is benefiting from recovery in crane demand, especially within emerging markets in Asia, Latin America, the Middle East, and North America and, to a lesser extent, parts of Europe. As a result, our year-end backlog has stabilized at $574.2 million as of December 31, 2013 compared to $755.8 million in December 31, 2012. Our backlog at the end of 2013 was lower than the end of 2012 due to the lower order rates for new cranes experienced in the first three quarters of 2013. In addition, improved factory throughput efficiency and higher finished goods inventory levels in 2013 resulted in a greater percentage of cranes being ordered and shipped in the same quarter than in prior years.
Our initiatives in the area of quality, reliability and performance are producing positive results. These include improving Customer Satisfaction Index (CSI) scores due to reduced warranty claims, improved Mean Time Between Failure (MTBF) and improved emissions. Our investments in a component and systems validation and accelerated life cycle testing facility have accelerated our new product development process and the reliability of our cranes. We plan to continue to expand our capabilities and facilities in this area of component product verification in 2014. We believe these efforts, combined with cost reduction initiatives in factory productivity and procurement, and facilities and machinery improvements that were made in 2013 and prior years, allow us to deliver better cranes to our customers in a more efficient manner.

We expect the opportunities and the need for cranes to continue to grow globally in the coming year but at a slower rate than we have experienced in prior economic up-cycles. We will continue to grow by filling the lifting needs from many industries, including construction, infrastructure, refining, all forms of energy production and energy transmission, with our existing products. We also expect to grow our business through the introduction of new innovative products for these same end markets. In addition, we anticipate continuing to see demand for our industry-leading product support services. We believe our Crane Care business is not only a key differentiator for us, but is also especially important to our customers as the market rebounds and crane utilization increases to ensure uptime availability.

Forecasting remains challenging due to mixed views from our various sources for leading indicators and customer sentiment. Different industries and different geographic markets can show significant deviations in economic and demand outlook depending on the circumstances within their environments and outlooks can change rapidly during the year. We continue to use what we believe to be the best information that is available, along with our own experiences and knowledge of our customers and the industries they serve, to forecast future demand. We also continue to improve our manufacturing planning, purchasing and inventory allocation processes to become more responsive to changes in demand from our customers, between regions and within product lines. These efforts allow us to better meet the sudden changes in demand that an unstable recovering economy makes and may allow us to improve our market share with our ability to have the right product available at the right time.

The Crane segment looks to leverage its global manufacturing footprint, while continuing to improve forecasting accuracy, vertical integration manufacturing capabilities, and working capital efficiency throughout 2014. In addition, we will focus on leveraging our existing fixed cost structure, improving manufacturing productivity and reducing material costs to improve our gross margin while increasing ES&A expenses at a slower rate than revenue increases. In addition, we anticipate that a continued focus on economic value-added (EVA®) as our main financial management decision support tool will help to optimize cash flow and boost the segment's earnings potential. Underlying these financial goals, the Crane segment is focused on strategic initiatives, which include for 2014 the continuation of our “Project One” SAP ERP initiative with go-live implementations in Italy and China along with work toward implementation in Manitowoc in early 2015; driving manufacturing excellence initiatives through the use of lean manufacturing and other manufacturing process excellence principles; the continuing introduction of new crawler, tower, and mobile cranes; intensified leverage of our presence in various emerging markets; and an ongoing strengthening of our Crane Care infrastructure to drive profitability and support accelerating whole goods sales in emerging and developed markets.

From a longer-term perspective, we are among the world's leading sources of lifting solutions, with what we believe to be the most recognized brands and the broadest manufacturing and support footprint in the industry. Globally, we believe we are in the early years of a multi-year recovery and expect an increasing global demand for modern infrastructure and energy, and we are well-positioned to support these end markets anywhere in the world. We have a resilient business, with a strong global distribution network and a large installed base of equipment complemented by the best and most experienced workforce in the industry. As a result, we expect to benefit as the world economy continues to recover and the markets our products serve continue to grow.
Foodservice Equipment - Manitowoc Foodservice is a leading participant in the global foodservice equipment industry. Our customers include many of the fastest-growing and most-innovative foodservice companies in the world. They come to us for innovations that allow them to improve their menus, enhance their operations and reduce their costs. We serve customers around the globe and we will continue to expand and support our customers wherever they grow. Our integrated manufacturing operations, service sites and sales offices work together to assist customers worldwide, whether these customers are local businesses or global companies.
During 2013 we launched numerous new products supporting our customers' menu initiatives, energy savings goals and sustainability initiatives, most notably in our Frymaster, Garland, Kolpak and Manitowoc Ice brands. Because we can help our customers operate more profitably and deliver innovative food product solutions, we believe they are willing to invest in our products, even during recessionary economic conditions.

A number of leading indicators suggest that 2014 will bring continued growth opportunities in the foodservice sector, the US National Restaurant Association ("NRA"), the Canadian Restaurant and Foodservices Association ("CRFA") and the North American Manufacturers' Agents Association for the Foodservice Industry ("MAFSI") released their 2014 US Market forecasts, all projecting growth for the year ahead.  NRA projected that overall US restaurant operator sales would increase 3.6%, with inflation-adjusted real growth of 1.2%. That would mark the fifth consecutive year of US restaurant industry growth. CRFA expects Canadian restaurant sales to increase 4.7%, an upward adjustment from its previous 3.7% growth projection.  MAFSI's forecast for 2014 sales is a healthy 4.9% gain in equipment and supplies. This reflects the largely North American perspective of MAFSI which escapes the difficulties of the softer global economy, especially in Europe.  According to MAFSI the "hot spots" of activity are chain accounts and health care, with equipment sales expected to grow a more than double the overall industry rate. MAFSI also reports increased foodservice design consultant activity.  Two leading US-based publications, Food Equipment Reports and Food Equipment and Supplies magazines, also published forecasts that reflect an overall equipment growth rate of approximately 4% for 2014.

Globally, Euromonitor projects that 2014 restaurant operator sales and overall restaurant units will continue growing in both the chain and independent operator segments. Euromonitor projects chain restaurant operator sales and total units to grow at 3.1% globally, while expecting 1.9% sales growth and 3% unit growth in the independent restaurant segment. Euromonitor projects that with smaller bases, both Eastern Europe and Latin America are projected to enjoy growth rates more than double the global average, while Asia Pacific will see the highest growth in actual sales and units.

Our strong position gives us significant opportunities to grow along with our customers. Not only do we aim to be their supplier of choice, but also their innovator of choice. Our customers are constantly looking for ways to innovate their menus, and we are at the forefront of that innovation. Global chain customers and our channel partners recognize Manitowoc Foodservice and our brands for innovation and supplier support. In 2013, Manitowoc Foodservice received the ENERGY STAR® Sustained Excellence award, following previous recognition in 2010, 2011, and 2012, showcasing our long-term commitment to energy conservation and operating efficiency. Additionally, the U.S. National Restaurant Association recognized our Garland and Kolpak brands with Kitchen Innovation Awards in 2013, bringing our total of these prestigious awards to 25. Cleveland, Delfield, Frymaster, Lincoln and Manitowoc Ice received recognition from Foodservice Equipment and Supplies magazine as Best In Class in seven equipment categories as voted by end users, design consultants and channel partners. This marks the thirteenth straight year of overall Best in Class awards for Manitowoc Ice and Frymaster.

Finally, our Foodservice equipment brands are well-positioned leaders that span virtually all major commercial foodservice equipment categories. Our team is remarkably passionate about the combined businesses and the opportunities that our market position and global capabilities provide us. For 2014, our priorities are to continue to grow our Foodservice segment, continue to leverage economies of scale from the combined Manitowoc Foodservice organization, as well as invest in manufacturing consolidations and relocations in order to drive continued margin expansion. We are continuing to build an industry-leading business for the long-term.

Liquidity and Capital Resources
Cash Flows. The table below shows a summary of cash flows for fiscal 2013, 2012, and 2011 (in millions):

	2013	2012	2011
Cash provided by operating activities	$323.1	$162.4	$17.1
Cash (used for) provided by investing activities	$(82.2)	$(75.5)	$98.4
Cash used for financing activities	$(256.4)	$(83.2)	$(131.9)
Cash flow from operations during 2013 was $323.1 million compared to $162.4 million in 2012.  We had $54.9 million in cash and cash equivalents on-hand at December 31, 2013 versus $73.2 million on-hand at December 31, 2012.
The increase in cash flow from operating activities for the year ended December 31, 2013 compared to the same period for 2012 was primarily due to cash from profitability and improvement in working capital. The primary contributor to the changes in working capital was cash collection from accounts receivable.
Cash flow from operations during 2012 was $162.4 million compared to $17.1 million in 2011. We had $73.2 million in cash and cash equivalents on-hand at December 31, 2012 versus $68.3 million on-hand at December 31, 2011.
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
Cash flows used for investing activities of $82.2 million in 2013 consisted primarily of cash used for capital expenditures of $110.7 million and the acquisition of Inducs, AG for $12.2 million, partially offset by proceeds of $39.2 million related to the sale of the Jackson business.
Cash flows used for investing activities of $75.5 million in 2012 consisted primarily of cash used for capital expenditures of $72.9 million.
Cash flows provided by investing activities of $98.4 million in 2011 consisted primarily of proceeds from the sale of Kysor Warren of $143.6 million and proceeds from sales of fixed assets of $17.3 million. These outflows were partially offset by cash used for capital expenditures of $64.6 million.
Cash flows used for financing activities during 2013 consisted primarily of pay downs on long-term debt and the revolving credit facility totaling $300.9 million, partially offset by proceeds from debt issuance of $43.0 million.
Cash flows used for financing activities during 2012 consisted primarily of debt pay down totaling $495.4 million, partially offset by proceeds from debt issuance of $383.3 million and proceeds from the revolving credit facility of $34.4 million.
Cash flows used for financing activities during 2011 consisted primarily of pay downs on long-term debt and the revolving credit facility totaling $984.5 million, partially offset by proceeds from debt issuance of $839.0 million.
On May 13, 2011, the company amended and extended the maturities of its Senior Credit Facility by entering into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as Syndication Agents, and Wells Fargo Bank, National Association and Natixis, as Documentation Agents.  The Senior Credit Facility includes three different loan facilities. The first is a revolving facility in the amount of $500 million with a term of five years. The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million ($162.5 million outstanding as of December 31, 2013) with a term of five years. The third facility is an amortizing Term Loan B in the aggregate amount of $450.0 million (no borrowings as of December 31, 2013) with a term of 6.5 years. Including interest rate caps at December 31, 2013, the weighted average interest rate for Term Loan A was 2.69%.  Excluding interest rate caps, Term Loan A interest rate was 2.69% at December 31, 2013.  The weighted average interest rates for the company’s term loans at December 31, 2013 including and excluding the impact of the interest rate caps were the same because the relevant one-month U.S. LIBOR rate in effect at December 31, 2013 was below the 3.00% cap level.  See additional discussion of our Senior Credit Facility in Note 11, “Debt.”
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

On January 3, 2014, the company entered into a $1,050.0 million Third Amended and Restated Credit Agreement (the “New Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of America, N.A., and Wells Fargo Bank, National Association, as Syndication Agents, and SunTrust Bank, as Documentation Agent. The New Senior Credit Facility includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is a Term A Loan in the aggregate amount of $350.0 million, with a term of five years. The third facility is a Term B Loan in the amount of $200.0 million, with a term of seven years. The company is obligated to prepay the two term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.
Loans made under the New Senior Credit Facility will initially bear interest at 2.25% in excess of reserve adjusted LIBOR rate, or 1.25% in excess of an alternate base rate, at the company's option. The company will also pay a commitment fee of 0.45% per annum on the unused portion of the revolving facility. The company is also obligated to pay certain fees and expenses of the lenders.
Loans made under the New Senior Credit Facility will be secured by substantially all of the assets of, and guaranteed by, the material direct and indirect domestic subsidiaries of the company, and secured by 65% of the stock of certain foreign subsidiaries of Manitowoc. The New Senior Credit Facility also requires the company to provide additional collateral to the lenders under the New Senior Credit Facility in certain limited circumstances.
The New Senior Credit Facility also includes customary representations and warranties and affirmative and negative covenants.
The New Senior Credit Facility contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters; and (b) Consolidated Senior Secured Indebtedness Ratio, which measures the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the four most recent fiscal quarters.  The covenant levels of the financial covenants under the New Senior Credit Facility as of December 31, 2013, are set forth below:

Fiscal Quarter Ending	Consolidated Senior Secured Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
December 31, 2013	3.50:1.00	2.25:1.00
March 31, 2014	3.50:1.00	2.25:1.00
June 30, 2014	3.50:1.00	2.50:1.00
September 30, 2014	3.50:1.00	2.50:1.00
December 31, 2014	3.25:1.00	2.50:1.00
March 31, 2015	3.25:1.00	2.75:1.00
June 30, 2015	3.25:1.00	2.75:1.00
September 30, 2015	3.25:1.00	2.75:1.00
December 31, 2015	3.25:1.00	2.75:1.00
March 31, 2016 and thereafter	3.00:1.00	3.00:1.00
As of December 31, 2013, the company had three series of Senior Notes outstanding, the 2018, 2020, and 2022 Notes (collectively the “Senior Notes,” see below for a description of the 2018, 2020, and 2022 Notes).  Each series of Senior Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.

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
On February 3, 2010, the company completed the sale of $400.0 million aggregate principal amount of its 9.50% Senior Notes due 2018 (the “2018 Notes”). Net proceeds of $392.0 million from this offering were used to partially pay down ratably the then outstanding balances on Term Loan A and Term Loan B.  Interest on the 2018 Notes was payable semiannually in February and August of each year.  On February 18, 2014 the Company redeemed its 2018 Notes for $419.0 million or 104.750%, expressed as a percentage of the principal amount.
As of December 31, 2013, the company had outstanding $76.5 million, including $24.5 million related to Manitowoc Dong Yue, of other indebtedness that has a weighted-average interest rate of approximately 6.43%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows (in millions):

Year
2014	$22.7
2015	32.5
2016	146.1
2017	5.1
2018	412.0
Thereafter	908.4
Total	$1,526.8
As of June 30, 2011, the company offset, dedesignated, and wrote-off all of its previous float-to-fixed interest rate swaps against Term Loans A and B interest due to the May 13, 2011 amendment and restatement of the Senior Credit Facility (See Note 11, "Debt," for a description of the Senior Credit Facility).  As of December 31, 2013 and December 31, 2012, the company had outstanding $100.0 million and $225.0 million, respectively, notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility which effectively cap the company’s future interest rate exposure for the notional value of its variable term debt at a one-month LIBOR rate of 3.00%. The company paid various bank partners $0.7 million in option premium to purchase the protection on Term Loans A and B and is amortizing to interest expense over the life of the cap protection.  The caps were designated as a hedge so any change in value of the derivative is booked to other comprehensive income.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.
The company has been party to various fixed-to-float interest rate swaps designated as fair market value hedges of its 2018, 2020, and 2022 Notes.  The company monetized the derivative asset related to its fixed-to-float interest rate swaps due in 2018 and 2020 and received $21.5 million in the third quarter of 2011. The gain was treated as an increase to the debt balances for the 2018 and 2020 Notes and is being amortized against interest expense over the life of the original swap. Later in 2011, the company subsequently entered into new interest rate swaps due in 2018 and 2020.
In the third quarter of 2012, the company further monetized the derivative asset related to its fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million in the quarter. Consistent with the prior monetization, the company treated the gain as an increase to the debt balances for each of the 2018 and 2020 Notes, which is being amortized against interest expense over the life of the original swaps.
In the fourth quarter of 2012, the company purchased and designated new fixed-to-float swaps as fair market value hedges of the 2022 Notes and as of December 31, 2012, $100.0 million of these notes were swapped to floating rate interest.
During the second quarter of 2013, the company entered into new interest rate swaps due in 2020 and 2022, designating them as fair market value hedges of the 2020 and 2022 Notes, respectively.
As of December 31, 2013, $75.0 million and $125.0 million of the 2020 and 2022 Notes, respectively, were swapped to floating rate interest.  Including the floating rate swaps, the 2020 and 2022 Notes have an all-in interest rate of 8.31% and 5.188%, respectively.
As of December 31, 2013 the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, the 2018 Notes, the 2020 Notes and the 2022 Notes. Based upon the company’s current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months.  As of December 31, 2013 the company’s Senior Leverage Ratio was 0.79:1, below the maximum ratio of 3.50:1 and the company’s Consolidated Interest Coverage Ratio was 3.79:1, above the minimum ratio of 2.25:1.

The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments under the Senior Credit Facility definition.  The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of December 31, 2013 was $468.5 million. The company believes this measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of Net income attributable to Manitowoc to Adjusted EBITDA is as follows (in millions):

Net income attributable to Manitowoc	$141.8
Loss from discontinued operations	10.3
Loss on sale of discontinued operations	2.7
Depreciation and amortization	103.8
Interest expense and amortization of deferred financing fees	135.4
Costs due to early extinguishment of debt	3.0
Restructuring charges	4.8
Income taxes	36.1
Forgiveness of Loan to Manitowoc Dong Yue	35.6
Other	(5.0)
Adjusted EBITDA	$468.5
The company maintains a $150.0 million trade accounts receivable securitization facility.  Trade accounts receivables sold pursuant to the Fourth Amended and Restated Receivables Purchase Agreement totaled $148.9 million at December 31, 2013 versus $149.2 million at December 31, 2012.  See Note 12, “Accounts Receivable Securitization” for further information regarding this arrangement.
We spent a total of $110.7 million during 2013 for capital expenditures.  We continued to fund capital expenditures to improve the cost structure of our business, invest in new processes, products and technology, maintain high-quality production standards, implement our new Crane ERP system at certain of our facilities and complete certain production capacity expansion.  The following table summarizes 2013 capital expenditures and depreciation by segment.

(in millions)	Capital Expenditures	Depreciation
Cranes and Related Products	$69.3	$46.9
Foodservice Equipment	33.6	20.1
Corporate	7.8	1.5
Total	$110.7	$68.5
Restricted cash represents cash in escrow funds related to the security provided to third-party lenders for certain international lines of credit and for an indemnity agreement with our casualty insurance provider.
During the years ended December 31, 2013 and 2012, the company sold $31.2 million and $14.3 million, respectively, of its long-term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2013 and 2012 customers have paid $24.6 million and $24.7 million, respectively, of the notes to the third party financing companies.  As of December 31, 2013 and 2012, the outstanding balance of the notes receivables guaranteed by the company was $34.3 million and $27.1 million, respectively.
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
The revolving credit facility under our Senior Credit Facility, or other future facilities, such as the New Senior Credit Facility, may be used for working capital requirements, capital expenditures, funding future acquisitions, and other operating, investing and financing needs.  We believe that our available cash, revolving credit facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund our capital and debt financing requirements for the foreseeable future.
Our liquidity positions as of December 31, 2013 and 2012 were as follows:

(in millions)	2013	2012
Cash and cash equivalents	$54.9	$73.2
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	—	(34.4)
Less: outstanding letters of credit	(30.6)	(38.2)
Total liquidity	$524.3	$500.6
The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million and would have expired May 2016. However, the Senior Credit Facility was replaced by the New Senior Credit Facility on January 3, 2014 (See Note 11, "Debt" and Note 25, "Subsequent Events" for further information). As of December 31, 2013, the company had no outstanding borrowings on the revolving facility. During the year the highest daily borrowing was $306.7 million and the average borrowing was $194.9 million, while the average interest rate was 3.66%. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company. As of December 31, 2013, the spreads for LIBOR and Prime borrowings were 2.50% and 1.25%, respectively, given the effective Consolidated Total Leverage Ratio for this period.
The company has not provided for additional U.S. income taxes on approximately $732.9 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At December 31, 2013, approximately $23.9 million of the company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the company has asserted are permanently reinvested. The company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the United States through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the company does not currently forecast a need for these funds in the United States because its U.S. operations and debt service are supported by the cash generated by its U.S. operations. The company would only plan to repatriate foreign cash when it would attract a low tax cost.
Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:
A.    Our Senior Credit Facility and the New Senior Credit Facility require us to comply with certain financial ratios and tests to comply with the terms of the agreement. We were in compliance with these covenants as of December 31, 2013, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the New Senior Credit Facility. Further, such acceleration would constitute an event of default under the indentures governing our Senior Notes, and could trigger cross default provisions in other agreements.
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
OFF-BALANCE SHEET ARRANGEMENTS
Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•	We have disclosed in Note 18 to the Consolidated Financial Statements our buyback and residual value guaranty commitments.

•	We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 21 to the Consolidated Financial Statements and in the table below.

•	We have disclosed our accounts receivable securitization arrangement in Note 12 to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our significant contractual obligations as of December 31, 2013 is as follows:

(in millions)	Total Committed	2014	2015	2016	2017	2018	Thereafter
Debt (including capital lease obligations)	$1,526.8	$22.7	$32.5	$146.1	$5.1	$412.0	$908.4
Interest on long-term debt (including capital lease obligations)	795.7	133.5	124.9	123.2	119.5	83.5	211.1
Operating leases	171.5	45.6	35.7	27.5	20.3	16.3	26.1
Purchase obligations	316.1	312.9	1.5	0.5	0.6	0.6	—
Total committed	$2,810.1	$514.7	$194.6	$297.3	$145.5	$512.4	$1,145.6

•
Unrecognized tax benefits totaling $35.9 million as of December 31, 2013, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13 to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740.

At December 31, 2013, we had outstanding letters of credit that totaled $30.6 million.  We also had buyback commitments and residual value guarantees with a balance outstanding of $66.8 million as of December 31, 2013.  This amount is not reduced for amounts the company would recover from the repossession and subsequent resale of collateral.
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
In 2013, cash contributions by us to all pension plans were $8.5 million, and we estimate that our pension plan contributions will be approximately $12.5 million in 2014.

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
Interest Rate Risk
We are exposed to fluctuating interest rates for our debt.  We have established programs to mitigate exposure to these fluctuations.  The company is a party to various interest rate swaps or caps in connection with the Senior Credit Facility and the Senior Notes.  On May 13, 2011, the company entered into the Senior Credit Facility, which included a $350.0 million Term Loan A, $400.0 million Term Loan B and $500.0 million revolver.  Subsequently, the company entered interest rate cap agreements during the third quarter 2011 with a beginning notional value of $450.0 million and reducing notional value over time based on our projections for pay down of Term Loan debt. These interest rate derivative instruments effectively cap the company’s future interest rate exposure for $450.0 million of the original notional value of its variable term debt at a one-month U.S. LIBOR rate of 3.00% plus the applicable spread per the Senior Credit Facility. As of December 31, 2013, the notional value of these interest rate cap agreements was $100.0 million.
As of December 31, 2013, the company did not have any float-to-fixed interest rate hedges outstanding on Term Loans A and B.  As of December 31, 2013, total notional swapped from fixed-to-floating rate debt was $75.0 million and $125.0 million for the 2020 and 2022 Notes, respectively. The variable rate of interest on the 2020 fixed-to-float interest rate swaps was 6.97% and the 2022 fixed-to-float interest rate swaps was 4.22% at December 31, 2013.
A 10% increase or decrease in the average cost of the company’s variable rate debt would result in an immaterial change in interest expense for the year ended December 31, 2013.
Commodity Prices
We are exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products.  Each of our business segments is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized across business segments, and others are specific to a business segment or business unit. In addition to the regular negotiations of material prices with certain vendors, we routinely enter into certain commodity hedges that fix the price of certain of our key commodities utilized in the production of our Foodservice and Crane product offerings.  Commodities that are hedged include copper, aluminum, certain steel inputs and natural gas.  At December 31, 2013, $0.2 million (net of tax of $0.1 million) of unrealized losses due to commodity hedging positions remain deferred in accumulated other comprehensive income and will be realized as a component of cost of sales over the next 12 months.
Currency Risk
We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 51% of our total sales for 2013, with the largest percentage (23%) being sales into various European countries.
Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on nonfunctional currency denominated receivables and payables.  Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged.  The maturities of these forward exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow.  The hedges of anticipated transactions are designated as cash flow hedges under the guidance of Accounting Standards Codification ("ASC") Topic 815-10, “Derivatives and Hedging.”  At December 31, 2013, we had outstanding forward exchange contracts hedging anticipated transactions and future settlements of outstanding accounts receivable and accounts payable with a market value of a $1.8 million (net of tax of $1.1 million) asset.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2013 for fair value hedges would not have a significant impact on our Consolidated Statements of Operations as any gains or losses under the foreign exchange contracts hedging accounts receivable or payable balances would be offset by equal gains or losses on the underlying receivables or payables.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2013 for cash flow hedges would not have a significant impact on the date of settlement due to the insignificant amounts of such hedges.
Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end.  Results of operations are translated into U.S. dollars at an average exchange rate for the period.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive income at December 31, 2013 was $54.8 million.
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

Allowance for Doubtful Accounts - Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on historical experience, which are subject to change if experience improves or deteriorates.

Inventories and Related Reserve for Obsolete and Excess Inventory - Inventories are valued at the lower of cost or market using both the first-in, first-out (FIFO) method and the last-in, first-out (LIFO) method and are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories based on historical usage, estimated future usage, sales requiring the inventory, and on historical write-off experience and are subject to change if experience improves or deteriorates.

Goodwill, Other Intangible Assets and Other Long-Lived Assets - The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, "Intangibles - Goodwill and Other." Under ASC Topic 350-10, goodwill is not amortized; however, the company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes China; Cranes Greater Asia Pacific; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, using a fair-value method, primarily the income approach, based on the present value of future cash flows, which involves management's judgments and assumptions about the amounts of those cash flows and the discount rates used.

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

Employee Benefit Plans - We provide a range of benefits to our employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the company's measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date. The approach we use to determine the annual assumptions are as follows:

•
Discount Rate - Our discount rate assumptions are based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of our pension plans’ participants’ demographics and benefit payment terms.

•
Expected Return on Plan Assets - Our expected return on plan assets assumptions are based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.

•	Compensation increase - Our compensation increase assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation

•	Retirement and Mortality Rates - Our retirement and mortality rate assumptions are based primarily on actual plan experience and mortality tables.

•	Health Care Cost Trend Rates - Our health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends
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

Product Liability - We are subject in the normal course of business to product liability lawsuits. To the extent permitted under applicable laws, our exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits. We record product liability reserves for our self-insured portion of any pending or threatened product liability actions. Our reserve is based upon two estimates. First, we track the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon our best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, we determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as IBNR). This analysis is performed at least twice annually. We have established a position within the actuarially determined range, which we believe is the best estimate of the IBNR liability.

Income Taxes - We account for income taxes under the guidance of ASC Topic 740-10, "Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents a reserve on deferred tax assets for which utilization is not more-likely-than-not. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets. Our policy is to remit earnings from foreign subsidiaries only when it would attract a low tax cost. Accordingly, we do not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries. We measure and record income tax contingency accruals under the guidance of ASC Topic 740-10. We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

Stock Compensation - The computation of the expense associated with stock-based compensation requires the use of certain valuation models and based on projected achievement of underlying performance criteria for performance shares. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options and Monte Carlo analysis to calculate the total shareholder return portion of performance shares. The Black-Scholes and Monte Carlo models require assumptions regarding the volatility of the company's stock, the expected life of the stock award and the company's dividend ratio. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.

Warranties - In the normal course of business, we provide our customers warranties covering workmanship, and in some cases materials, on products manufactured by us. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties. If a product fails to comply with our warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing such defective product. We provide for an estimate of costs that may be incurred under our warranty at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect our warranty liability include the number of shipped units and historical and anticipated rates or warranty claims. As these factors are impacted by actual experience and future expectations, we assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.

Restructuring Charges - Restructuring charges for exit and disposal activities are recognized when the liability is incurred. The company accounts for restructuring charges under the guidance of ASC Topic 420-10, "Exit or Disposal Cost Obligations." The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.
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

Corporate (including factors that may affect both of our segments)-changes in laws and regulations, as well as their enforcement, throughout the world; the ability to finance, complete, successfully integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, and unanticipated issues associated with transitional services; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; the ability to focus and capitalize on product quality and reliability; issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, and/or consolidations of existing facilities and operations; efficiencies and capacity utilization of facilities; actions of competitors, including competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; unanticipated changes in capital and financial markets; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of additional financing leverage; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; growth of general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of a tax matter with the IRS related to the calendar years 2008 and 2009; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company's business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; government approval and funding of projects and the effects of U.S. government budget sequestration; and other events outside our control.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 21, 2014

The Manitowoc Company, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

Millions of dollars, except per share data	2013	2012	2011
Operations
Net sales	$4,048.1	$3,913.3	$3,589.3
Costs and expenses:
Cost of sales	3,026.3	2,970.3	2,756.4
Engineering, selling and administrative expenses	617.6	597.6	561.0
Amortization expense	35.3	36.5	37.4
Restructuring expense	4.8	9.5	5.5
Other (income) expense	(0.3)	2.5	(0.5)
Total costs and expenses	3,683.7	3,616.4	3,359.8
Operating earnings from continuing operations	364.4	296.9	229.5
Other income (expenses):
Interest expense	(128.4)	(135.6)	(145.4)
Amortization of deferred financing fees	(7.0)	(8.2)	(10.4)
Loss on debt extinguishment	(3.0)	(6.3)	(29.7)
Other income (expense)-net	(0.8)	0.1	2.3
Total other expenses	(139.2)	(150.0)	(183.2)
Earnings from continuing operations before taxes on earnings	225.2	146.9	46.3
Provision for taxes on earnings	36.1	38.0	13.6
Earnings from continuing operations	189.1	108.9	32.7
Discontinued operations:
Loss from discontinued operations, net of income taxes of $(1.8), $0.2 and ($2.6), respectively	(18.8)	(16.3)	(15.8)
Loss on sale of discontinued operations, net of income taxes of $4.4, $0.0 and $29.9, respectively	(2.7)	—	(34.6)
Net earnings (loss)	167.6	92.6	(17.7)
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	25.8	(9.1)	(6.5)
Net earnings (loss) attributable to Manitowoc	$141.8	$101.7	$(11.2)
Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$154.8	$109.7	$33.0
Loss from discontinued operations, net of income taxes	(10.3)	(8.0)	(9.6)
Loss on sale of discontinued operations, net of income taxes	(2.7)	—	(34.6)
Net earnings (loss) attributable to Manitowoc	$141.8	$101.7	$(11.2)
Per Share Data
Basic earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$1.16	$0.83	$0.25
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.08)	(0.06)	(0.07)
Loss on sale of discontinued operations, net of income taxes	(0.02)	—	(0.27)
Earnings (loss) per share attributable to Manitowoc common shareholders	$1.07	$0.77	$(0.09)
Diluted earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$1.14	$0.82	$0.25
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.08)	(0.06)	(0.07)
Loss on sale of discontinued operations, net of income taxes	(0.02)	—	(0.26)
Earnings (loss) per share attributable to Manitowoc common shareholders	$1.05	$0.76	$(0.08)

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2013, 2012 and 2011

Millions of dollars	2013	2012	2011

Net earnings (loss)	$167.6	$92.6	$(17.7)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	4.5	8.3	(10.9)
Derivative instrument fair market value adjustment, net of income taxes of $0.3, $2.6, and $2.2, respectively	0.4	5.2	4.0
Employee pension and postretirement benefits, net of income taxes of $7.6, $(0.5), and $(9.7), respectively	17.6	(18.1)	(18.0)

Total other comprehensive income (loss), net of tax	22.5	(4.6)	(24.9)

Comprehensive income (loss)	190.1	88.0	(42.6)

Comprehensive income (loss) attributable to noncontrolling interest	25.8	(9.1)	(6.5)

Comprehensive income (loss) attributable to Manitowoc	$164.3	$97.1	$(36.1)

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Balance Sheets
As of December 31, 2013 and 2012

Millions of dollars, except shares data	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$54.9	$73.2
Restricted cash	12.8	10.6
Accounts receivable, less allowances of $18.2 and $13.3, respectively	255.5	330.7
Inventories — net	720.8	692.7
Deferred income taxes	89.9	88.3
Other current assets	113.9	104.3
Current assets of discontinued operations	15.1	28.2
Total current assets	1,262.9	1,328.0
Property, plant and equipment — net	578.8	539.3
Goodwill	1,218.6	1,210.7
Other intangible assets — net	766.2	789.7
Other non-current assets	126.8	128.8
Long-term assets of discontinued operations	23.3	60.8
Total assets	$3,976.6	$4,057.3
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$935.6	$911.5
Short-term borrowings	22.7	69.0
Product warranties	81.1	82.0
Customer advances	34.9	24.1
Product liabilities	25.0	27.9
Current liabilities of discontinued operations	26.1	31.4
Total current liabilities	1,125.4	1,145.9
Non-Current Liabilities:
Long-term debt	1,504.1	1,732.0
Deferred income taxes	214.3	220.6
Pension obligations	101.5	114.3
Postretirement health and other benefit obligations	44.7	53.4
Long-term deferred revenue	37.6	37.7
Other non-current liabilities	164.5	161.1
Long-term liabilities of discontinued operations	2.2	11.0
Total non-current liabilities	2,068.9	2,330.1
Commitments and contingencies (Note 17)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 133,717,057 and 132,769,478 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	506.0	486.9
Accumulated other comprehensive loss	(6.9)	(29.4)
Retained earnings	353.2	222.1
Treasury stock, at cost (29,458,871 and 30,406,450 shares, respectively)	(78.2)	(80.7)
Total Manitowoc stockholders’ equity	775.5	600.3
Noncontrolling interest	6.8	(19.0)
Total equity	782.3	581.3
Total liabilities and equity	$3,976.6	$4,057.3

 The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012, and 2011

Millions of dollars	2013	2012	2011
Cash Flows From Operations
Net earnings (loss)	$167.6	$92.6	$(17.7)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	18.8	16.3	15.8
Depreciation	68.5	68.1	80.2
Amortization of intangible assets	35.3	36.5	37.4
Amortization of deferred financing fees	7.0	8.2	10.4
Deferred income taxes	(13.4)	(8.5)	24.5
Loss on early extinguishment of debt	3.0	6.3	29.7
Loss (gain) on sale of property, plant and equipment	3.7	3.0	(2.1)
Loss on sale of discontinued operations	2.7	—	34.6
Stock-based compensation expense and Other	14.9	16.4	13.7
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	74.3	(35.9)	(98.3)
Inventories	(22.2)	(42.8)	(111.9)
Other assets	(22.6)	(2.6)	(3.5)
Accounts payable	(1.6)	29.3	103.6
Accrued expenses and other liabilities	(1.9)	(11.6)	(73.1)
Net cash provided by operating activities of continuing operations	334.1	175.3	43.3
Net cash used for operating activities of discontinued operations	(11.0)	(12.9)	(26.2)
Net cash provided by operating activities	323.1	162.4	17.1
Cash Flows From Investing
Capital expenditures	(110.7)	(72.9)	(64.6)
Proceeds from sale of property, plant and equipment	4.1	0.8	17.3
Restricted cash	(2.0)	(3.3)	2.2
Business acquisitions, net of cash acquired	(12.2)	—	—
Proceeds from sale of business	39.2	—	143.6
Net cash (used for) provided by investing activities of continuing operations	(81.6)	(75.4)	98.5
Net cash used for investing activities of discontinued operations	(0.6)	(0.1)	(0.1)
Net cash (used for) provided by investing activities	(82.2)	(75.5)	98.4
Cash Flows From Financing
(Payments on) proceeds from revolving credit facility-net	(34.4)	34.4	(24.2)
Proceeds from swap monetization	—	14.8	21.5
Payments on long-term debt	(266.5)	(495.4)	(960.3)
Proceeds from long-term debt	43.0	383.3	839.0
Proceeds from (payments on) notes financing - net	6.6	(10.4)	14.8
Debt issuance costs	(1.1)	(5.7)	(14.7)
Dividends paid	(10.7)	(10.6)	(10.6)
Exercises of stock options including windfall tax benefits	6.7	6.4	2.6
Net cash used for financing activities of continuing operations	(256.4)	(83.2)	(131.9)
Net cash provided by financing activities of discontinued operations	—	—	6.0
Net cash used for financing activities	(256.4)	(83.2)	(125.9)
Effect of exchange rate changes on cash	(2.8)	1.2	(3.3)
Net (decrease) increase in cash and cash equivalents	(18.3)	4.9	(13.7)
Balance at beginning of year	73.2	68.3	82.0
Balance at end of year	$54.9	$73.2	$68.3
Supplemental Cash Flow Information
Interest paid	$134.6	$137.7	$154.1
Income taxes paid	$55.6	$18.8	$24.2

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Equity
For the years ended December 31, 2013, 2012 and 2011

Millions of dollars, except shares data	2013	2012	2011
Common Stock - Shares Outstanding
Balance at beginning of year	132,769,478	131,884,765	131,388,472
Stock options exercised	571,094	699,913	244,923
Restricted stock, net	31,310	184,800	251,370
Performance shares issued	345,175	—	—
Balance at end of year	133,717,057	132,769,478	131,884,765
Common Stock - Par Value
Balance at beginning of year	$1.4	$1.4	$1.4
Balance at end of year	$1.4	$1.4	$1.4
Additional Paid-in Capital
Balance at beginning of year	$486.9	$466.6	$450.6
Stock options exercised and issuance of other stock awards	2.3	2.0	0.2
Restricted stock expense	2.8	4.5	4.0
Windfall tax benefit on stock options exercised	1.9	1.9	0.8
Performance shares expense	5.8	5.2	4.1
Stock option expense	6.3	6.7	6.9
Balance at end of year	$506.0	$486.9	$466.6
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$(29.4)	$(24.8)	$0.1
Other comprehensive income (loss)	22.5	(4.6)	(24.9)
Balance at end of year	$(6.9)	$(29.4)	$(24.8)
Retained Earnings
Balance at beginning of year	$222.1	$131.0	$152.8
Net earnings (loss)	141.8	101.7	(11.2)
Cash dividends	(10.7)	(10.6)	(10.6)
Balance at end of year	$353.2	$222.1	$131.0
Treasury Stock
Balance at beginning of year	$(80.7)	$(83.2)	$(84.7)
Stock options exercised and issuance of other stock awards	2.5	2.5	1.5
Balance at end of year	$(78.2)	$(80.7)	$(83.2)
Equity attributable to Manitowoc shareholders	$775.5	$600.3	$491.0
Noncontrolling Interest
Balance at beginning of year	(19.0)	(9.9)	(3.4)
Comprehensive income (loss) attributable to noncontrolling interest	25.8	(9.1)	(6.5)
Balance at end of year	$6.8	$(19.0)	$(9.9)
Total equity	$782.3	$581.3	$481.1

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
1. Company and Basis of Presentation
Company The Manitowoc Company, Inc. (referred to as the company, MTW, and Manitowoc) was founded in 1902. Manitowoc is a multi-industry, capital goods manufacturer operating in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice). Crane is recognized as one of the world’s leading providers of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks. Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food-preparation, and cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications. The company has over a 110-year tradition of providing high-quality, customer-focused products and support services to its markets.
The company's Crane business is a global provider of engineered lift solutions, offering one of the broadest product lines of lifting equipment in our industry.  Manitowoc designs, manufactures, markets, and supports a comprehensive line of lattice boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  The company's Crane products are principally marketed under the Manitowoc, Grove, Potain, National, Shuttlelift, and Crane Care brand names and are used in a wide variety of applications, including energy and utilities, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, and commercial and high-rise residential construction.
The company's Foodservice business is among the world’s leading designers and manufacturers of commercial foodservice equipment.  Manitowoc's Foodservice capabilities span refrigeration, ice-making, cooking, food-preparation, and beverage-dispensing technologies, and allow it to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  The company's Foodservice products are marketed under the Manitowoc, Garland, U.S. Range, Convotherm, Cleveland, Lincoln, Merrychef, Frymaster, Delfield, Kolpak, Kysor Panel, Servend, Multiplex, and Manitowoc Beverage System brand names.
During the fourth quarter of 2013, the company agreed to sell its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. ("Manitowoc Dong Yue" or the “joint venture”), a consolidated entity, which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company's financial statements. The transaction subsequently closed on January 21, 2014. See Note 4, "Discontinued Operations," for further details of this transaction.
During the fourth quarter of 2012, the company decided to divest its warewashing equipment business, which operated under the brand name Jackson, and classified this business as discontinued operations in the company's financial statements. On January 28, 2013, the company sold the Jackson warewashing equipment business to Hoshizaki USA Holdings, Inc. for approximately $38.5 million. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loans A and B. The transaction resulted in a $2.7 million loss on sale, which included $4.4 million of income tax expense. During March 2013, Hoshizaki USA Holdings, Inc. made a payment to the company of $0.7 million as the final working capital adjustment under the sale agreement. The results of these operations have been classified as discontinued operations.
On December 15, 2010, the company reached a definitive agreement to divest of its Kysor/Warren and Kysor/Warren de Mexico businesses to Lennox International for approximately $145 million.  The transaction subsequently closed on January 14, 2011 and the net proceeds were used to pay down outstanding debt.  The results of these operations have been classified as discontinued operations.
Basis of Presentation The consolidated financial statements include the accounts of The Manitowoc Company, Inc. and its wholly and majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.  The results of the Manitowoc Dong Yue business have been classified as a discontinued operation in all periods presented. See Note 4, "Discontinued Operations," for further details of this transaction.

2. Summary of Significant Accounting Policies
Cash Equivalents and Restricted Cash All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.  Restricted cash represents cash in escrow funds related to the security for an indemnity agreement for our casualty insurance provider as well as funds held in escrow to support certain international cash pooling programs.
Inventories Inventories are valued at the lower of cost or market value.  Approximately 87% and 88% of the company’s inventories at December 31, 2013 and 2012, respectively, were valued using the first-in, first-out (FIFO) method.  The remaining inventories were valued using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $36.2 million and $36.6 million at December 31, 2013 and 2012, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
Goodwill and Other Intangible Assets The company accounts for its goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other.” Under ASC Topic 350-10, goodwill is not amortized, but it is tested for impairment annually, or more frequently, as events dictate. See additional discussion of impairment testing under “Impairment of Long-Lived Assets,” below. The company’s other intangible assets with indefinite lives, including trademarks and tradenames and in-place distributor networks, are not amortized, but are also tested for impairment annually, or more frequently, as events dictate. The company’s other intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Other intangible assets are amortized straight-line over the following estimated useful lives:

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
Property, plant and equipment also include cranes accounted for as operating leases.  Equipment accounted for as operating leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement whereby it has guaranteed more than insignificant residual value or made a buyback commitment.  Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life.  Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.  The amount of rental equipment included in property, plant and equipment amounted to $63.1 million and $58.9 million, net of accumulated depreciation, at December 31, 2013 and 2012, respectively.
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
Product Liabilities The company records product liability reserves for its self-insured portion of any pending or threatened product liability actions.  The reserve is based upon two estimates.  First, the company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the company’s best judgment and the advice of legal counsel.  These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case.  Second, the company determines the amount of additional reserve required to cover incurred but not reported product liability obligations and to account for possible adverse development of the established case reserves (collectively referred to as IBNR).  This analysis is performed at least twice annually.
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
During 2013, 2012 and 2011, minimal amounts were recognized in earnings due to ineffectiveness of certain commodity hedges.  The amount reported as derivative instrument fair market value adjustment in the AOCI account within the Consolidated Statements of Comprehensive Income (Loss) represents the net gain (loss) on foreign currency exchange contracts and commodity contracts designated as cash flow hedges, net of income taxes.
Cash Flow Hedges The company selectively hedges anticipated transactions that are subject to foreign exchange exposure, commodity price exposure, or variable interest rate exposure, primarily using foreign currency exchange contracts, commodity contracts, and interest rate contracts, respectively.  These instruments are designated as cash flow hedges in accordance with ASC Topic 815-10 and are recorded in the Consolidated Balance Sheets at fair value.  The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales and costs related to sales and interest expense, occur and affect earnings.

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
Stock-Based Compensation Stock-based compensation plans are described more fully in Note 16, “Stock-Based Compensation.”  The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  The company recognized $2.8 million, $4.5 million and $4.0 million of compensation expense related to restricted stock during the years ended December 31, 2013, 2012 and 2011, respectively. In addition to the compensation expense related to restricted stock, the company recognized $6.3 million, $6.7 million and $6.9 million of compensation expense related to stock options during the years ended December 31, 2013, 2012 and 2011, respectively.  The company also recognized $5.8 million, $5.2 million, and $4.1 million of compensation expense associated with performance shares in 2013, 2012 and 2011, respectively.
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
Research and Development Research and development costs are charged to expense as incurred and amounted to $86.4 million, $87.7 million and $80.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.
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
3. Acquisitions
On October 1, 2013, the company acquired all remaining shares of Inducs, AG ("Inducs") for a purchase price, net of cash acquired, of approximately $12.2 million.  The company previously held a minority interest in Inducs. Inducs is a leader in induction cooking technology.  Allocation of the purchase price resulted in $5.0 million of goodwill and $7.0 million of intangible assets.  The results of Inducs have been included in the Foodservice segment since the date of acquisition.
4. Discontinued Operations
During the fourth quarter of 2013, the company agreed to sell its 50% interest in Manitowoc Dong Yue, a consolidated entity, which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company's financial statements. The transaction subsequently closed on January 21, 2014. In connection with the sale, the company agreed to forgive all loans and accrued interest owed by Manitowoc Dong Yue to the company and its affiliates. As of December 31, 2013, loans and accrued interest owed by Manitowoc Dong Yue to the company and its affiliates amounted to $71.3 million and the forgiveness resulted in income of $35.6 million to the joint venture partner shown as part of net income attributable to noncontrolling interest, net of income taxes, which effectively reduced net earnings attributable to Manitowoc shareholders for the year ended December 31, 2013.
In addition, assets and liabilities classified as held for sale for Manitowoc Dong Yue are required to be recorded at the lower of carrying value or fair value less any costs to sell, which resulted in an impairment charge of approximately $1.2 million relating to the Manitowoc Dong Yue trademark intangible asset of which $0.6 million impacted net earnings attributable to Manitowoc shareholders. The impairment charge is included within loss from discontinued operations, net of income taxes, in the consolidated statement of operations for the year ended December 31, 2013.
Upon closing of the transaction in the first quarter of 2014, the company also paid an additional $7.2 million to Manitowoc Dong Yue for a portion of debt the joint venture had outstanding with third parties. After this payment, Manitowoc Dong Yue had approximately $17.3 million of third party debt outstanding under a loan agreement entered into during the first quarter of 2014 that the company has fully guaranteed. The loan is fully secured by Manitowoc Dong Yue’s fixed assets as well as finished goods inventory. Manitowoc Dong Yue will repay the loan over a four-year period, with the last payment due on December 31, 2017.
The following selected financial data of the Manitowoc Dong Yue business for the years ended December 31, 2013, 2012 and 2011 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2013	2012	2011
Net sales	$16.8	$13.7	$29.9

Pretax loss from discontinued operation	$(17.3)	$(16.6)	$(12.4)
Benefit for taxes on earnings	(0.3)	—	—
Net loss from discontinued operation	$(17.0)	$(16.6)	$(12.4)
During the fourth quarter of 2012, the company decided to divest its warewashing equipment business, which operated under the brand name Jackson, and classified this business as discontinued operations in the company's financial statements. On January 28, 2013, the company sold the Jackson warewashing equipment business to Hoshizaki USA Holdings, Inc. for approximately $38.5 million. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loan A and B. The transaction resulted in a $2.7 million loss on sale, which included $4.4 million of income tax expense. During March 2013, Hoshizaki USA Holdings, Inc. made a payment to the company of $0.7 million as the final working capital adjustment under the sale agreement. The results of these operations have been classified as discontinued operations.
The following selected financial data of the Jackson business for the years ended December 31, 2013, 2012 and 2011 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2013	2012	2011
Net sales	$2.5	$32.6	$32.7

Pretax earnings from discontinued operation	$0.1	$1.7	$0.6
Provision (benefit) for taxes on earnings	(0.4)	0.7	0.1
Net earnings from discontinued operation	$0.5	$1.0	$0.5
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

The following selected financial data of various businesses disposed of prior to 2012, primarily consisting of administrative costs, for the years ended December 31, 2013, 2012 and 2011 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

(in millions)	2013	2012	2011
Net sales	$—	$—	$6.5

Pretax loss from discontinued operations	$(3.4)	$(1.2)	$(6.6)
Benefit for taxes on earnings	(1.1)	(0.5)	(2.7)
Net loss from discontinued operations	$(2.3)	$(0.7)	$(3.9)

5. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Commodity contracts	—	0.2	—	0.2
Total Current assets at fair value	$—	$3.1	$—	$3.1

Current Liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.4	—	0.4
Total Current liabilities at fair value	$—	$1.5	$—	$1.5

Non-current Liabilities:
Interest rate swap contracts	$—	$14.9	$—	$14.9
Total Non-current liabilities at fair value	$—	$14.9	$—	$14.9

	Fair Value as of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Total Current assets at fair value	$—	$2.9	$—	$2.9

Current Liabilities:
Foreign currency exchange contracts	$—	$0.9	$—	$0.9
Commodity contracts	—	0.8	—	0.8
Interest rate swap contracts	—	0.3	—	0.3
Total Current liabilities at fair value	$—	$2.0	$—	$2.0

Non-current Liabilities:
Interest rate swap contracts	$—	$1.1	$—	$1.1
Total Non-current liabilities at fair value	$—	$1.1	$—	$1.1
The fair value of the company’s 2018 Notes was approximately $423.1 million and $447.5 million as of December 31, 2013 and 2012, respectively.  The fair value of the company’s 2020 Notes was approximately $677.6 million and $675.0 million as of December 31, 2013 and 2012, respectively.  The fair value of the company's 2022 Notes was approximately $303.9 million and $307.5 million as of December 31, 2013 and 2012, respectively. The fair values of the company’s term loans under the Senior Credit Facility are as follows as of December 31, 2013 and 2012, respectively:  Term Loan A — $161.9 million and $296.0 million and Term Loan B — $0.0 million and $81.4 million.  See Note 11, “Debt” for a description of the debt instruments and their related carrying values and Note 25, "Subsequent Events" for developments related to the 2018 Notes.
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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; though these markets are typically thinly traded, the liabilities are therefore classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 12, "Accounts Receivable Securitization") and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of December 31, 2013 and December 31, 2012 due to the short-term nature of these instruments.
As a result of its global operating and financing activities, the company is exposed to market risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which may adversely affect its operating results and financial position. When deemed appropriate, the company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the company does not use leveraged derivative financial instruments. The foreign currency exchange, interest rate, and commodity contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $1.6 million of unrealized gains, net of tax, related to interest rate, commodity price and currency rate hedging will be reclassified from Other Comprehensive Income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for twelve and twenty-four months, respectively, depending on the type of risk being hedged.
The risk management objective for the company’s fair market value interest rate hedges is to effectively change the amount of the underlying debt equal to the notional value of the hedges from a fixed to a floating interest rate based on the one-month LIBOR rate.  These swaps include an embedded call feature to match the terms of the call schedule embedded in the Senior Notes. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the debt due to changes in the one-month LIBOR rate.
As of December 31, 2013, the company had the following outstanding commodity and currency forward contracts that were entered into as hedge forecasted transactions:

Commodity	Units Hedged		Type
Aluminum	1,622	MT	Cash Flow
Copper	382	MT	Cash Flow
Natural Gas	214,277	MMBtu	Cash Flow
Steel	11,503	Short Tons	Cash Flow

Currency	Units Hedged	Type
Canadian Dollar	11,011,092	Cash Flow
European Euro	74,934,975	Cash Flow
South Korean Won	1,258,808,642	Cash Flow
Singapore Dollar	5,280,000	Cash Flow
United States Dollar	14,380,959	Cash Flow
Chinese Renminbi	245,324,730	Cash Flow
As of December 31, 2013 and December 31, 2012, the company had outstanding $100.0 million and $225.0 million, respectively, notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility which effectively cap the company’s future interest rate exposure for the notional value of its variable term debt at a one-month LIBOR rate of 3.00%. The company paid various bank partners $0.7 million in option premium to purchase the protection on Term Loans A and B and is amortizing to interest expense over the life of the cap protection.  The caps were designated as a hedge so any change in value of the derivative is booked to other comprehensive income.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility.
The company has been party to various fixed-to-float interest rate swaps designated as fair market value hedges of its 2018, 2020, and 2022 Notes.  The company monetized the derivative asset related to its fixed-to-float interest rate swaps due in 2018 and 2020 and received $21.5 million in the third quarter of 2011. The gain was treated as an increase to the debt balances for the 2018 and 2020 Notes and will be amortized against interest expense over the life of the original swap. Later in 2011, the company subsequently entered into new interest rate swaps due in 2018 and 2020.
In the third quarter of 2012, the company further monetized the derivative asset related to its fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million in the quarter. Consistent with the prior monetization, the company treated the gain as an increase to the debt balances for each of the 2018 and 2020 notes, which is being amortized against interest expense over the life of the original swaps.
In the fourth quarter of 2012, the company purchased and designated new fixed-to-float swaps as fair market value hedges of the 2022 Notes and as of December 31, 2012 $100.0 million of these notes were swapped to floating rate interest.
During the second quarter of 2013, the company entered into new interest rate swaps due in 2020 and 2022, designating them as fair market value hedges of the 2020 and 2022 Notes, respectively.
As of December 31, 2013, $75.0 million and $125.0 million of the 2020 and 2022 Notes, respectively, were swapped to floating rate interest.  Including the floating rate swaps, the 2020 and 2022 Notes have an all-in interest rate of 8.31% and 5.188%, respectively.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Cost of Sales or Other income, net in the Condensed Consolidated Statement of Operations. As of December 31, 2013, the company had the following outstanding currency forward contracts that were not designated as hedging instruments:

Currency	Units Hedged	Recognized Location	Purpose
Euro	31,738,273	Other income, net	Accounts payable and receivable settlement
United States Dollar	29,091,053	Other income, net	Accounts payable and receivable settlement
Australian Dollar	1,000,000	Other income, net	Accounts payable and receivable settlement
Chinese Renminbi	125,000,000	Other income, net	Accounts payable and receivable settlement
The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of December 31, 2013 was as follows:

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$2.3
Commodity contracts	Other current assets	0.2
Total derivatives designated as hedging instruments		$2.5

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.6
Total derivatives NOT designated as hedging instruments		$0.6

Total asset derivatives		$3.1
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2013 was as follows:

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.5
Commodity contracts	Accounts payable and accrued expenses	0.4
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	14.9
Total derivatives designated as hedging instruments		$15.8

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.6
Total derivatives NOT designated as hedging instruments		$0.6

Total liability derivatives		$16.4
The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2013 and gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$(0.3)	Cost of sales	$3.0
Commodity contracts	0.4	Cost of sales	(1.6)
Total	$0.1		$1.4

Derivatives Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	Cost of sales	$—
Total		$—

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Other income	$0.2
Total		$0.2

Derivatives Designated as Fair Market Value Instruments under ASC 815 (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate swap contracts	Interest expense	$(13.7)
Total		$(13.7)

As of December 31, 2012, the company had the following outstanding interest rate, commodity and currency forward contracts that were entered into as hedge forecasted transactions:

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
As of December 31, 2012, the designated fair market value hedges of receive-fixed/pay-float swaps of the 2022 Notes was $100.0 million. Including the floating rate swaps, the 2022 Notes had an all-in interest rate of 5.35%.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Cost of Sales or Other income, net.

Currency	Units Hedged	Recognized Location	Purpose
Euro	24,540,841	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	6,432,000	Other income, net	Accounts Payable and Receivable Settlement
Pounds Sterling	11,100,000	Other income, net	Accounts Payable and Receivable Settlement
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
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2012 was as follows:

	LIABILITIES DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign Exchange Contracts	Accounts payable and accrued expenses	$0.4
Interest Rate Swaps: Fixed-to-Float	Other non-current liabilities	1.1
Commodity Contracts	Accounts payable and accrued expenses	0.8
Total derivatives designated as hedging instruments		$2.3

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign Exchange Contracts	Accounts payable and accrued expenses	$0.5
Interest Rate Swap Contracts: Float-to-Fixed	Accounts payable and accrued expenses	0.3
Total derivatives NOT designated as hedging instruments		$0.8

Total liability derivatives		$3.1
The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2012 and gains or losses initially recognized in OCI in the Consolidated Balance Sheet was as follows:

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

The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2011 and gains or losses initially recognized in OCI in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign Exchange Contracts	$(3.7)	Cost of sales	$2.5
Interest Rate Swap & Cap Contracts	1.3	Interest expense	(5.3)
Commodity contracts	(2.1)	Cost of sales	(0.3)
Total	$(4.5)		$(3.1)

Derivatives in Fair Value Hedging Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity Contracts	Cost of sales	$0.1
Total		$0.1

Derivatives in Fair Value Hedging Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swap Contracts	Interest Expense	$22.3
Total		$22.3

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign Exchange Contracts	Other income	$(2.0)
Interest rate swap contracts	Other income	$4.8
Total		$2.8
7. Inventories
The components of inventories at December 31, 2013 and December 31, 2012 are summarized as follows:

(in millions)	2013	2012
Inventories — gross:
Raw materials	$259.0	$227.0
Work-in-process	130.2	147.6
Finished goods	436.8	428.1
Total inventories — gross	826.0	802.7
Excess and obsolete inventory reserve	(69.0)	(73.4)
Net inventories at FIFO cost	757.0	729.3
Excess of FIFO costs over LIFO value	(36.2)	(36.6)
Inventories — net	$720.8	$692.7

8. Property, Plant and Equipment
The components of property, plant and equipment at December 31, 2013 and December 31, 2012 are summarized as follows:

(in millions)	2013	2012
Land	$40.8	$42.0
Building and improvements	361.2	349.6
Machinery, equipment and tooling	509.0	492.9
Furniture and fixtures	47.8	48.1
Computer hardware and software	125.8	113.2
Rental cranes	89.3	86.2
Construction in progress	102.2	66.0
Total cost	1,276.1	1,198.0
Less accumulated depreciation	(697.3)	(658.7)
Property, plant and equipment-net	$578.8	$539.3
9. Goodwill and Other Intangible Assets
The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2013 and December 31, 2012 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2012	$338.8	$1,384.9	$1,723.7
Restructuring reserve adjustment	—	(0.6)	(0.6)
Foreign currency impact	2.9	0.4	3.3
Gross balance as of December 31, 2012	$341.7	$1,384.7	$1,726.4
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2012	$341.7	$869.0	$1,210.7

Acquisition of Inducs	—	5.0	5.0
Restructuring reserve adjustment	—	(0.7)	(0.7)
Foreign currency impact	3.4	0.2	3.6
Gross balance as of December 31, 2013	$345.1	$1,389.2	$1,734.3
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2013	$345.1	$873.5	$1,218.6
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
As of June 30, 2013 and June 30, 2012, the company performed its annual impairment analysis and noted no indicators of impairment.

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
As discussed in Note 3, "Acquisitions," on October 1, 2013, the company acquired all remaining shares of Inducs which the company previously held a minority interest. The aggregate purchase price of $12.2 million, net of cash, resulted in $7.0 million of identifiable intangible assets and $5.0 million of goodwill. Of the $7.0 million of acquired intangible assets, $0.7 million was assigned to trademarks that are not subject to amortization, $1.2 million was assigned to customer relationships with a useful life of 19 years, and $5.1 million was assigned to developed technology with a useful life of 12 years.
The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill are as follows as of December 31, 2013 and December 31, 2012.

	December 31, 2013			December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$311.8	$—	$311.8	$308.2	$—	$308.2
Customer relationships	426.1	(114.4)	311.7	425.7	(93.1)	332.6
Patents	34.9	(28.4)	6.5	33.6	(26.1)	7.5
Engineering drawings	11.5	(9.1)	2.4	11.1	(8.1)	3.0
Distribution network	21.0	—	21.0	20.6	—	20.6
Other intangibles	176.6	(63.8)	112.8	170.8	(53.0)	117.8
	$981.9	$(215.7)	$766.2	$970.0	$(180.3)	$789.7
Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $35.3 million, $36.5 million and $37.4 million, respectively.  Excluding the impact of any future acquisitions or divestitures, the Company anticipates amortization for years 2014, 2015, 2016, 2017 and 2018 will be approximately $35 million, $35 million, $34 million, $32 million and $32 million, respectively.
10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2013 and December 31, 2012 are summarized as follows:

(in millions)	2013	2012
Trade accounts payable and interest payable	$510.6	$507.7
Employee related expenses	99.9	95.8
Restructuring expenses	20.6	25.3
Profit sharing and incentives	44.7	42.9
Accrued rebates	45.2	39.7
Deferred revenue - current	25.0	29.5
Derivative liabilities	1.5	1.9
Income taxes payable	62.5	37.6
Miscellaneous accrued expenses	125.6	131.1
	$935.6	$911.5

11. Debt
Outstanding debt at December 31, 2013 and December 31, 2012 is summarized as follows:

(in millions)	2013	2012
Revolving credit facility	$—	$34.4
Term loan A	162.5	297.5
Term loan B	—	81.0
Senior notes due 2018	408.4	410.5
Senior notes due 2020	614.8	621.2
Senior notes due 2022	289.1	298.9
Other	52.0	57.5
Total debt	1,526.8	1,801.0
Less current portion and short-term borrowings	(22.7)	(69.0)
Long-term debt	$1,504.1	$1,732.0

On May 13, 2011, the company entered into a $1,250.0 million Second Amended and Restated Credit Agreement (the “Senior Credit Facility”). The Senior Credit Facility includes three different loan facilities.  The first is a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility is an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility is an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.  Including interest rate caps at December 31, 2013, the weighted average interest rate for Term Loan A was 2.69%.  Excluding interest rate caps, Term Loan A interest rate was 2.69% at December 31, 2013. The weighted average interest rates for the term loans at December 31, 2013 including and excluding the impact of the interest rate caps were the same because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level.
The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million and would have expired in May 2016, but for being replaced by the revolving facility in the New Credit facility in the following paragraphs. As of December 31, 2013, the company had no borrowings on the revolving facility. During the year, the highest daily borrowing was $306.7 million and the average borrowing was $194.9 million, while the average interest rate was 3.66%. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread which is based upon the Consolidated Total Leverage Ratio of the company. As of December 31, 2013, the spreads for LIBOR and Prime borrowings were 2.50% and 1.25%, respectively given the effective Consolidated Total Leverage Ratio for this period.
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
The losses on debt extinguishment of $3.0 million and $6.3 million during the year ended December 31, 2013 and December 31, 2012, respectively, consisted entirely of the write-off of deferred financing fees. The loss on debt extinguishment of $29.7 million during the year ended December 31, 2011 consisted of $16.1 million related to the write-off of deferred financing fees and $13.6 million related to the unwinding of related interest rate swaps.
On January 3, 2014, the company entered into a $1,050.0 million Third Amended and Restated Credit Agreement (the “New Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of America, N.A., and Wells Fargo Bank, National Association, as Syndication Agents, and SunTrust Bank, as Documentation Agent. The New Senior Credit Facility includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is a Term A Loan in the aggregate amount of $350.0 million, with a term of five years. The third facility is a Term B Loan in the amount of $200.0 million, with a term of seven years. The company is obligated to prepay the two term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions.
Loans made under the New Senior Credit Facility will initially bear interest at 2.25% in excess of reserve adjusted LIBOR rate, or 1.25% in excess of an alternate base rate, at the company's option. The company will also pay a commitment fee of 0.45% per annum on the unused portion of the revolving facility. The company is also obligated to pay certain fees and expenses of the lenders.

Loans made under the New Senior Credit Facility will be secured by substantially all of the assets of, and guaranteed by, the material direct and indirect domestic subsidiaries of the company, and secured by 65% of the stock of certain foreign subsidiaries of Manitowoc. The New Senior Credit Facility also requires the company to provide additional collateral to the lenders under the New Senior Credit Facility in certain limited circumstances.
The New Senior Credit Facility also includes customary representations and warranties and affirmative and negative covenants.
The New Senior Credit Facility contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters; and (b) a Consolidated Senior Secured Leverage Ratio, which measure the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the most recent four fiscal quarters.  The covenant levels of the financial covenants under the New Senior Credit Facility as of December 31, 2013, are as set forth below:

Fiscal Quarter Ending	Consolidated Senior Secured Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
December 31, 2013	3.50:1.00	2.25:1.00
March 31, 2014	3.50:1.00	2.25:1.00
June 30, 2014	3.50:1.00	2.50:1.00
September 30, 2014	3.50:1.00	2.50:1.00
December 31, 2014	3.25:1.00	2.50:1.00
March 31, 2015	3.25:1.00	2.75:1.00
June 30, 2015	3.25:1.00	2.75:1.00
September 30, 2015	3.25:1.00	2.75:1.00
December 31, 2015	3.25:1.00	2.75:1.00
March 31, 2016 and thereafter	3.00:1.00	3.00:1.00
As of December 31, 2013 the company had three series of Senior Notes outstanding, the 2018, 2020, and 2022 Notes (collectively the “Senior Notes”).  Each series of Senior Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.
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
On February 3, 2010, the company completed the sale of $400.0 million aggregate principal amount of its 9.50% Senior Notes due 2018 (the “2018 Notes”). Interest on the 2018 Notes was payable semiannually in February and August of each year.  On February 18, 2014 the Company redeemed its 2018 Notes for $419.0 million or 104.750%, expressed as a percentage of the principal amount.
In the third quarter of 2011, the company monetized the derivative asset related to the fixed-to-float interest rate swaps in connection with the 2018 and 2020 Notes and received $21.5 million. The gain was treated as an increase to the debt balances for the 2018 and 2020 Notes and is being amortized to interest expense over the life of the original swap. Later in 2011, the company entered new interest rate swaps due in 2018 and 2020.
In the third quarter of 2012, the company further monetized the derivative asset related to the fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million. Consistent with the prior monetization, the company treated the gain as an increase to the debt balances for each of the 2018 and 2020 Notes, which is being amortized to interest expense over the life of the original swaps.
In the fourth quarter of 2012, the company purchased and designated new fixed-to-float swaps as fair market value hedges of the 2022 Notes.
In May 2013, the company entered into new interest rate swaps due in 2020 and 2022, designating them as fair market value hedges of the 2020 and 2022 Notes, respectively. As of December 31, 2013, $75.0 million and $125.0 million of the 2020 and 2022 Notes, respectively, were swapped to floating rate interest.  Including the floating rate swaps, the 2020 and 2022 Notes have an all-in interest rate of 8.31% and 5.188%, respectively.
The balance sheet values of the 2018, 2020, and 2022 Notes at December 31, 2013 and December 31, 2012 are not equal to the face value of the Senior Notes due to the fact that the fair market value of the interest rate hedges and interest rate monetization premiums on these Senior Notes are included in the balance sheet value.

As of December 31, 2013, the company had outstanding $76.5 million of other indebtedness, including $24.5 million related to Manitowoc Dong Yue, that has a weighted-average interest rate of approximately 6.43%.  This debt includes outstanding overdraft balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

(in millions)
2014	$22.7
2015	32.5
2016	146.1
2017	5.1
2018	412.0
Thereafter	908.4
Total	$1,526.8

See Note 6, “Derivative Financial Instruments” for a description of hedging instruments used related to managing interest rate risk.
As of December 31, 2013, the company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the New Senior Credit Facility, the 2018 Notes, 2020 Notes, and 2022 Notes.  Based upon management's current plans and outlook, it believes the company will be able to comply with these covenants during the subsequent 12 months. As of December 31, 2013 our Consolidated Senior Secured Leverage Ratio was 0.79:1, while the maximum ratio is 3.50:1 and our Consolidated Interest Coverage Ratio was 3.79:1, above the minimum ratio of 2.25:1.
12. Accounts Receivable Securitization
On September 26, 2012, the company entered into a Fourth Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement") among Manitowoc Funding, LLC (“U.S. Seller”) and Manitowoc Cayman Islands Funding Ltd. (“Cayman Seller”), as sellers, the Company, Garland Commercial Ranges Limited (“Garland”), Convotherm Elektrogeräte GmbH (“Convotherm”), and the other persons from time to time party thereto, as servicers, and Wells Fargo Bank, N.A. (“Wells Fargo” or "Purchaser"), as purchaser and agent (the “Receivables Purchase Agreement”).  Pursuant to this amendment, (i) the commitment size of this facility increased from up to $125 million to up to $150 million; (ii) Wells Fargo was added as purchaser and agent, replacing Hannover Funding Company, LLC, and Norddeutsche Landesbank Girozentrale, respectively; (iii) the facility commitment was extended for a three-year period; and (iv) the company's cost of funds decreased through the use of a LIBOR index rate plus a 1.45% fixed spread for three years (as opposed to using an underlying commercial paper rate, as was previously the case).
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
The Purchaser receives ownership of the pool of receivables, in each instance. New receivables are purchased by U.S. Seller or Cayman Seller, as applicable, and resold to the Purchaser as cash collections reduce previously sold investments. The Manitowoc Company, Inc., Garland, and Convotherm act as the servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they initially receive payments made by obligors on the receivables but are required to remit those payments to the Purchaser in accordance with the Receivables Purchase Agreement. The Purchaser has no recourse for uncollectible receivables. The securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the Senior Credit Facility. As of December 31, 2013, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Receivables Purchase Agreement, as amended. Based on management's current plans and outlook, it believes the company will be able to comply with these covenants during the subsequent 12 months.

Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded at December 31, 2013 and 2012 was $41.3 million and $34.3 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.
The securitization program has a maximum capacity of $150 million and includes certain of the company’s U.S., Canadian and German Foodservice and U.S. Crane segment businesses.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $148.9 million at December 31, 2013 and $149.2 million at December 31, 2012.
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
13. Income Taxes
Earnings from continuing operations are summarized below:

(in millions)	2013	2012	2011
Earnings (loss) from continuing operations before income taxes:
Domestic	$90.1	$94.1	$(24.8)
Foreign	135.1	52.8	71.1
Total	$225.2	$146.9	$46.3
Income tax expense (benefit) from continuing operations is summarized as follows:

(in millions)	2013	2012	2011
Current:
Federal and state	$24.1	$29.2	$(20.9)
Foreign	25.4	17.3	17.2
Total current	$49.5	$46.5	$(3.7)
Deferred:
Federal and state	$(15.2)	$(5.2)	$13.6
Foreign	1.8	(3.3)	3.7
Total deferred	$(13.4)	$(8.5)	$17.3
Provision for taxes on earnings	$36.1	$38.0	$13.6
The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2013, 2012 and 2011 as follows, which excludes the impact of discontinued operations which had an effective tax rate of (13.3)% for 2013:

	2013	2012	2011
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision (benefit)	(0.5)	0.3	(10.2)
Manufacturing & research incentives	(3.3)	(3.5)	(4.3)
Taxes on foreign income which differ from the U.S. statutory rate	(9.3)	(7.7)	(24.1)
Adjustments for unrecognized tax benefits	(5.4)	(6.7)	7.2
Adjustments for valuation allowances	(1.0)	9.2	20.2
Other items	0.5	(0.7)	5.6
Effective tax rate	16.0%	25.9%	29.4%

The 2013, 2012 and 2011 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.
During 2013, the company utilized a portion of its Chinese, Spanish, and UK tax loss carry forwards against current year income, which generated a partial release of valuation allowances and an income tax benefit of $3.4 million. As a result of Wisconsin legislation enacted in the second quarter of 2011, an income tax benefit of $5.5 million was recorded in the second quarter to release the previously recorded valuation allowance on net operating losses in the state.  The company recorded a full valuation allowance of $2.4 million on the net deferred tax assets in Czech Republic and Italy during the fourth quarter of 2011 as the company determined that it was more-likely-than-not that certain deferred tax assets would not be utilized. The company continues to record valuation allowances on the deferred tax assets in China, the Czech Republic, France, Italy, Slovakia, Spain, and the UK, as it remains more-likely-than-not that they will not be utilized.
The company will continue to periodically evaluate its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the company will either add to, or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the company’s income tax provision, and could have a material effect on operating results.
No items included in Other items are individually, or when appropriately aggregated, significant.
Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

(in millions)	2013	2012
Current deferred tax assets (liabilities):
Inventories	$32.3	$26.0
Accounts receivable	(2.1)	(1.2)
Product warranty reserves	20.0	20.4
Product liability reserves	7.9	8.7
Deferred revenue, current portion	0.6	2.9
Deferred employee benefits	16.6	13.2
Other reserves and allowances	16.1	21.2
Less valuation allowance	(3.6)	(7.0)
Net deferred tax assets, current	$87.8	$84.2
Non-current deferred tax assets (liabilities):
Property, plant and equipment	$(32.6)	$(33.1)
Intangible assets	(296.3)	(310.4)
Deferred employee benefits	67.1	71.0
Product warranty reserves	4.2	2.5
Tax credits	2.3	1.7
Net operating loss carryforwards	192.7	211.3
Deferred revenue	5.9	4.8
Other	(2.4)	(3.6)
Total non-current deferred tax liabilities	(59.1)	(55.8)
Less valuation allowance	(146.2)	(151.0)
Net deferred tax liabilities, non-current	$(205.3)	$(206.8)

The net deferred tax assets (liabilities) are reflected in the Consolidated Balance Sheets for the years ended December 31, 2013 and December 31, 2012 as follows:

(in millions)	2013	2012
Current income tax asset	$89.9	$88.3
Long-term income tax assets, included in other non-current assets	9.0	13.8
Current deferred income tax liability, included in accounts payable and accrued expenses	(2.1)	(4.1)
Long-term deferred income tax liability	(214.3)	(220.6)
Net deferred income tax liability	$(117.5)	$(122.6)
The company has not provided for additional U.S. income taxes on approximately $732.9 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At December 31, 2013, approximately $23.9 million of the company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the company has asserted are permanently reinvested. The company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the United States through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the company does not currently forecast a need for these funds in the United States because its U.S. operations and debt service are supported by the cash generated by its U.S. operations. The company would only plan to repatriate foreign cash when it would attract a low tax cost.
The company has approximately $519.3 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire at various times through 2031. The company has recognized a deferred tax asset of $18.8 million for net operating loss carryforwards generated in the state of Wisconsin.  The company determined that no valuation allowance is necessary on the deferred tax asset for Wisconsin net operating loss carryforwards.
The company also has approximately $672.1 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities, substantially all of which are not subject to any time restrictions on their future use.
The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. Federal	2007 — 2013
Wisconsin	2009 — 2013
China	2005 — 2013
France	2009 — 2013
Germany	2006 — 2013
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 through 2011.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008.  In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any.  The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012.  In January 2013, the company received a formal rebuttal from the IRS and notification of the assignment of this matter to its Appeals division. Subsequent to an Appeals conference in September 2013, the company has been advised by the Appeals division that the issue has been tentatively resolved in the company's favor. However, this tentative resolution is subject to review by the Joint Committee on Taxation and there can be no assurance that this matter will be ultimately resolved in the company’s favor.  The company will continue to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009.  The company has tentatively resolved this issue; however, this tentative resolution is also subject to review by the Joint Committee on Taxation. Given the uncertainty, neither of the resolutions have been reflected in the current year results; however, should the resolutions be accepted by the Joint Committee on Taxation, the potential adjustments are not expected to have a material impact on the financial statements.

The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of December 31, 2013, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
During the years ended December 31, 2013, 2012 and 2011, the company recorded a change to gross unrecognized tax benefits including interest and penalties of $(20.7) million, $(10.4) million, and $11.6 million, respectively. The effective tax rate in 2013 and 2012 were favorably impacted by the release of reserves of $9.4 million and $11.6 million, respectively, resulting from favorable audit outcomes, and other settlements.
During the years ended December 31, 2013, 2012 and 2011, the company recognized in the consolidated statements of operations $(9.3) million, $(1.4) million, and $0.5 million, respectively, for interest and penalties related to uncertain tax liabilities, which the company recognizes as a part of income tax expense.  As of December 31, 2013 and 2012, the company has accrued interest and penalties of $12.8 million and $22.1 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows:

(in millions)	2013	2012	2011
Balance at beginning of year	$47.3	$56.3	$45.2
Additions based on tax positions related to the current year	2.0	1.8	1.7
Additions for tax positions of prior years	3.7	3.6	17.1
Reductions for tax positions of prior years	(0.2)	—	(1.7)
Reductions based on settlements with taxing authorities	(11.5)	(13.0)	(5.4)
Reductions for lapse of statute	(5.4)	(1.4)	(0.6)
Balance at end of year	$35.9	$47.3	$56.3
Substantially all of the company’s unrecognized tax benefits as of December 31, 2013, 2012 and 2011, if recognized, would affect the effective tax rate.
During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $14.5 million, either because the company's tax positions are sustained on audit or settled, or the applicable statute of limitations closes.
14. Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	2013	2012	2011
Basic weighted average common shares outstanding	132,894,179	131,447,895	130,481,436
Effect of dilutive securities - stock awards	2,436,014	1,869,155	2,895,673
Diluted weighted average common shares outstanding	135,330,193	133,317,050	133,377,109

For the years ended December 31, 2013, 2012, and 2011, 2.3 million, 3.4 million, and 2.8 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

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
The amount and timing of the annual dividend are determined by the Board of Directors at its regular meetings each year subject to limitations within the company’s Senior Credit Facility.  In each of the years ended December 31, 2013, December 31, 2012 and December 31, 2011, the company paid an annual dividend of $0.08 per share in the fourth quarter.
Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of December 31, 2013, the company had purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2013, 2012, or 2011.
The components of accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 are as follows:

(in millions)	2013	2012
Foreign currency translation	$54.8	$50.3
Derivative instrument fair market value, net of income taxes of $0.6 and $0.3	1.0	0.6
Employee pension and postretirement benefit adjustments, net of income taxes of $(26.8) and $(34.4)	(62.7)	(80.3)
	$(6.9)	$(29.4)
A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the year ended December 31, 2013 is as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2012	$0.6	$(80.3)	$50.3	$(29.4)
Other comprehensive loss before reclassifications	1.3	13.5	4.5	19.3
Amounts reclassified from accumulated other comprehensive income	(0.9)	4.1	—	3.2
Net current period other comprehensive income	0.4	17.6	4.5	22.5
Balance at December 31, 2013	$1.0	$(62.7)	$54.8	$(6.9)

A reconciliation for the reclassifications out of accumulated other comprehensive income, net of tax, for the year ended December 31, 2013 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$3.0		Cost of sales
Commodity contracts	(1.6)		Cost of sales
	1.4		Total before tax
	(0.5)		Tax expense
	$0.9		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(5.5)	(a)
	(5.5)		Total before tax
	1.4		Tax benefit
	$(4.1)		Net of Tax

Total reclassifications for the period	$(3.2)		Net of Tax

(a) These other comprehensive income components are included in the computation of net periodic pension cost (see Note 20, "Employee Benefit Plans" for further details).
16. Stock-Based Compensation
The company's 2013 Omnibus Incentive Plan (the "2013 Omnibus Plan") was approved by shareholders on May 7, 2013 replaced the 2003 Incentive Stock and Awards Plan (the "2003 Stock Plan") and 2004 Non-Employee Director Stock and Awards Plan (the "2004 Stock Plan"). The 2013 Omnibus Plan also replaced the company's Short-Term Incentive Plan (the "STIP") as of December 31, 2013. The 2003 Stock Plan, the 2004 Stock Plan and the STIP may be effectively referred to as the "Existing Plans." No new awards may be granted under the Existing Plans and after the respective termination dates, but the Existing Plans continue to govern awards outstanding; outstanding awards will continue in force and effect until vested, exercised or forfeited pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and Non-Employee Directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. The total number of shares of the company's common stock originally available for awards under the 2013 Omnibus Plan is 8.0 million shares and is subject to adjustments for stock splits, stock dividends and certain other transactions or events in the future.
The Manitowoc Company, Inc. 1995 Stock Plan provided for the granting of stock options, restricted stock and limited stock appreciation rights as an incentive to certain employees.  Awards are no longer granted under this plan; however, awards remain outstanding until options are exercised or expire.  Awards surrendered under this plan may become available for granting under the 2003 Stock Plan.
The 2003 Stock Plan provided for both short-term and long-term incentive awards for employees. Options awarded under this plan are exercisable at such times and subject to such conditions as the compensation committee should determine.  Options granted under the plan prior to 2011 became exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  Option grants to employees in 2011 became exercisable in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  Restrictions on restricted stock awarded under this plan lapse 100% on the third anniversary of the grant date.  Performance shares granted under the plan are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year.  An explanation of the performance goals and the applicable performance period for the 2013, 2012 and 2011 awards under the 2003 Stock Plan are set forth below.  There have been no awards of stock appreciation rights or performance units under the 2003 Stock Plan.

The Manitowoc Company, Inc. 1999 Non-Employee Director Stock Option Plan (1999 Stock Plan) provided for the granting of stock options to non-employee members of the Board of Directors.  During 2004, this plan was frozen and replaced with the 2004 Stock Plan, which is described below.
No new awards may be made under the 2004 Director Stock Plan.  Stock options awarded under the plan were granted at an exercise price equal to the market price of the common stock at the date of grant and vest immediately and expire ten years subsequent to the grant date.  Restrictions on restricted stock awarded to date under the plan lapse on the third anniversary of the award date.
The company recognizes expense for all stock-based compensation on a straight-line basis over the vesting period of the entire award.
Total stock-based compensation expense before tax was $14.9 million, $16.4 million and $15.0 million during 2013, 2012, and 2011, respectively.
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
The company granted options to acquire 0.4 million, 0.7 million and 1.0 million shares of common stock during 2013, 2012, and 2011, respectively. Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The company recognized $6.3 million ($4.0 million after taxes), $6.7 million ($4.2 million after taxes) and $6.9 million ($4.3 million after taxes) of compensation expense associated with stock options during 2013, 2012, and 2011, respectively.
A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price per share):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of January 1, 2012	7.5	$14.44
Granted	0.7	16.27
Exercised	(0.7)	6.53
Cancelled	(0.1)	20.53
Options outstanding as of December 31, 2012	7.4	$15.27
Granted	0.4	18.14
Exercised	(0.6)	8.35
Cancelled	(0.2)	16.66
Options outstanding as of December 31, 2013	7.0	$16.00	$62.5
Options exercisable as of:
December 31, 2013	4.8	$16.95	$41.8

The outstanding stock options at December 31, 2013 have a range of exercise prices from $4.41 to $47.84 per share.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2013 (in millions, except range of exercise price per share, weighted average remaining contractual life and weighted average exercise price):

	Outstanding	Weighted Average Remaining Contractual	Weighted Average	Exercisable	Weighted Average
Range of Exercise Price per Share	Options	Life (Years)	Exercise Price	Options	Exercise Price
$4.41 - $7.49	1.5	4.8	$4.41	1.1	$4.41
$7.50 - $9.59	0.1	0.1	7.52	0.1	7.52
$9.60 - $10.20	0.4	1.3	10.14	0.4	10.14
10.21 - $16.28	2.0	5.9	12.79	1.0	12.06
$16.29 - $26.09	1.6	6.3	19.18	0.8	19.38
$26.10 - $28.14	0.5	2.3	26.11	0.5	26.11
$28.15 - $36.03	0.5	2.9	29.50	0.5	29.50
$36.04 - $47.84	0.4	3.9	38.91	0.4	38.91
	7.0	4.9	$16.00	4.8	$16.95
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
As of December 31, 2013, the company has $7.0 million of unrecognized compensation expense before tax related to stock options, which will be recognized over a weighted average period of 2.0 years.
The weighted average fair value of options granted per share during the years ended December 31, 2013, 2012, and 2011 was $9.00, $7.97, and $9.66, respectively.  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2013	2012	2011
Expected Life (years)	6.0	6.0	6.0
Risk-free Interest rate	1.1%	1.1%	2.8%
Expected volatility	56.0%	55.0%	52.0%
Expected dividend yield	0.6%	0.6%	0.7%
For the years ended December 31, 2013, 2012, and 2011 the total intrinsic value of stock options exercised was $6.9 million, $4.9 million, and $2.8 million, respectively.
Restricted Share Awards
The company granted restricted stock of 0.1 million, 0.2 million and 0.3 million of common stock during 2013, 2012, and 2011, respectively. Restricted share award expense is based on company share fair value as of the grant date. The company recognized $2.8 million ($1.8 million after taxes), $4.5 million ($2.8 million after taxes), and $4.0 million ($2.5 million after taxes) of compensation expense associated with restricted stock options for the years ended December 31, 2013, 2012, and 2011, respectively. The restrictions on all shares of restricted stock expire on the third anniversary of the applicable grant date.

A summary of activity for restricted share awards for the year ended December 31, 2013 is as follows (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2013	0.9	$14.86
Granted	0.1	18.14
Vested	(0.5)	11.48
Cancelled	—	—
Unvested as of December 31, 2013	0.5	$18.25
As of December 31, 2013, the company has $1.6 million of unrecognized compensation expense before tax related to restricted stock, which will be recognized over a weighted average period of 1.4 years.
Performance Shares
The company granted performance shares of 0.5 million, 0.3 million and 0.4 million in 2013, 2012, and 2011, respectively.  Performance shares are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year. The company recognized $5.8 million ($3.6 million after taxes), $5.2 million ($3.3 million after taxes) and $4.1 million ($2.6 million after taxes) of compensation expense associated with performance shares during 2013, 2012 and 2011, respectively.
The performance shares granted in 2013 are earned based on the extent to which performance goals are met by the company over a three-year period from January 1, 2013 to December 31, 2015. The performance goals for the performance shares granted in 2013 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on debt reduction over the three-year period. Depending on the foregoing factors, the number of shares awarded could range from zero to 0.8 million for the 2013 performance share grants. For these awards, the expense is based on company share fair value as of the grant date for the debt reduction criteria and a Monte Carlo model for the total shareholder return criteria.
The performance shares granted in 2012 are earned based on the extent to which performance goals are met by the company over a three-year period from January 1, 2012 to December 31, 2014.  The performance goals for the performance shares granted in 2012 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on improvement in the company's total leverage ratio over the three-year period.  Depending on the foregoing factors, the number of shares awarded could range from zero to 0.7 million for the 2012 performance share grants. For these awards, the expense is based on company share fair value as of the grant date for the total leverage ratio criteria and a Monte Carlo model for the total shareholder return criteria.
The performance shares granted in 2011 were earned based on the extent to which performance goals are met by the company over a two-year period from January 1, 2011 to December 31, 2012.  The performance goals for the performance shares granted in 2011 were based fifty percent (50%) on EVA® performance over the two-year period and fifty percent (50%) on debt reduction over the two-year period.  Seventy-five percent (75%) of the shares earned by an employee were paid out after the end of the two-year performance period and the remaining twenty-five percent (25%) of the shares earned were subject to the further requirement that the employee be continuously employed by the company during the entire 2013 calendar year.  If that criteria was met, then the twenty-five percent (25%) will be paid out to the employee after the end of the 2013 calendar year.  Depending on the foregoing factors, the number of shares awarded could have ranged from zero to 0.9 million.  For these awards, the expense was based on company share fair value as of the grant date.

A summary of activity for performance share activity for the year ended December 31, 2013 is as follows (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2013	0.7	$18.41
Granted	0.5	20.47
Vested*	(0.4)	19.00
Cancelled	(0.1)	19.44
Unvested as of December 31, 2013	0.7	$19.28
* Under the terms of the 2011 performance share award, the actual number of shares awarded could have ranged from zero to 0.9 million, depending on the company's two-year performance as described above. Based on the performance criteria a total of 0.5 million shares will be awarded.
As of December 31, 2013, the company has $9.3 million of unrecognized compensation expense before tax related to performance shares which will be recognized over a weighted average period of 1.8 years.
17. Contingencies and Significant Estimates
As of December 31, 2013, the company held reserves for environmental matters related to Enodis locations of approximately $0.7 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.
As of December 31, 2013, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last ten years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2013, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012 were $25.0 million and $27.9 million, respectively; $5.7 million and $6.3 million, respectively, was reserved specifically for actual cases, and $19.3 million and $21.6 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
At December 31, 2013 and December 31, 2012, the company had reserved $99.0 million and $101.2 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation. See Note 18, "Guarantees," for further information.
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
18. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at December 31, 2013 and December 31, 2012, was $62.6 million and $67.2 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2013 and December 31, 2012, was $66.8 million and $80.5 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2018.
During the years ended December 31, 2013 and 2012, the company sold $31.2 million and $14.3 million, respectively, of its long-term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2013 and 2012 customers have paid $24.6 million and $24.7 million, respectively, of the notes to the third party financing companies.  As of December 31, 2013 and 2012, the outstanding balance of the notes receivables guaranteed by the company was $34.3 million and $27.1 million, respectively.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the years ended December 31, 2013 and 2012:

(in millions)	2013	2012
Balance at beginning of period	$101.2	$103.6
Accruals for warranties issued during the period	58.6	56.9
Acquisition	0.2	—
Settlements made (in cash or in kind) during the period	(61.7)	(59.8)
Currency translation	0.7	0.5
Balance at end of period	$99.0	$101.2
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

The following is a rollforward of all restructuring activities relating to the Crane segment for the twelve-month period ended December 31, 2013 (in millions):

Restructuring Reserve Balance as of December 31, 2012	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of December 31, 2013
$8.4	$1.9	$(6.0)	$—	$4.3
In conjunction with the acquisition of Enodis in October 2008, certain restructuring activities were undertaken to recognize cost synergies and rationalize the new cost structure of the Foodservice segment. During the years ended December 31, 2013 and 2012, the company determined that certain restructuring actions originally contemplated in conjunction with the acquisition of Enodis in October 2008 were no longer necessary.  Accordingly, the company adjusted the excess reserves of $0.7 million and $0.6 million to goodwill for the years ended December 31, 2013 and 2012, respectively.
The company recorded additional amounts in 2013 primarily related to employee termination benefits. These plans are expected to conclude in 2014.
The following is a rollforward of all restructuring activities relating to the Foodservice segment for the twelve-month period ended December 31, 2013 (in millions):

Restructuring Reserve Balance as of December 31, 2012	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of December 31, 2013
$16.9	$2.9	$(2.8)	$(0.7)	$16.3
20. Employee Benefit Plans
The company maintains three defined contribution retirement plans for its employees: (1) The Manitowoc Company, Inc. 401(k) Retirement Plan (the “Manitowoc 401(k) Retirement Plan”); (2) The Manitowoc Company, Inc. Retirement Savings Plan (the “Manitowoc Retirement Savings Plan”); and (3) The Manitowoc Company, Inc. Deferred Compensation Plan (the “Manitowoc Deferred Compensation Plan”).  Each plan results in individual participant balances that reflect a combination of amounts contributed by the company or deferred by the participant, amounts invested at the direction of either the company or the participant, and the continuing reinvestment of returns until the accounts are distributed.
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
The company’s executives are not eligible to participate in the Manitowoc Retirement Savings Plan.  Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $6.2 million, $4.1 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
The investment assets in Program A and B are held in two separate Deferred Compensation Plans, which restrict the company’s use and access to the funds, but which are also subject to the claims of the company’s general creditors in rabbi trusts.  Program A invests solely in the company’s stock; dividends paid on the company’s stock are automatically reinvested; and all distributions must be made in company stock.  Program B offers a variety of investment options but does not include company stock as an investment option.  All distributions from Program B must be made in cash.  Participants cannot transfer assets between programs.
Program A is accounted for as a plan that does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $2.2 million at December 31, 2013 and $2.2 million at December 31, 2012. These amounts are offset in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.
Program B is accounted for as a plan that permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, which are included in other non-current assets, and obligation, which are included in other non-current liabilities, were both $15.4 million at December 31, 2013 and $13.0 million at December 31, 2012.  There was no net impact on the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.
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

The components of period benefit costs for the years ended December 31, 2013, 2012 and 2011 are as follows:

	US Pension Plans			Non-US Pension Plans			Postretirement Health and Other
(in millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost - benefits earned during the year	$—	$—	$—	$2.4	$2.2	$1.8	$0.6	$0.8	$0.8
Interest cost of projected benefit obligation	9.6	10.2	10.4	9.8	10.2	11.0	2.0	2.8	3.4
Expected return on assets	(10.2)	(10.2)	(9.5)	(7.4)	(8.2)	(9.3)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	(0.1)	—	—
Amortization of actuarial net loss	3.5	2.9	1.6	1.9	0.8	0.4	—	0.4	0.3
Curtailment gain recognized	—	—	—	—	—	—	(0.8)	—	—
Settlement gain recognized	—	—	—	—	(1.6)	—	—	—	—
Net periodic benefit cost	$2.9	$2.9	$2.5	$6.8	$3.5	$4.0	$1.7	$4.0	$4.5
Weighted average assumptions:
Discount rate	4.1%	4.6%	5.4%	4.0%	4.7%	5.3%	3.5%	4.6%	5.4%
Expected return on plan assets	5.8%	6.0%	6.0%	3.9%	4.5%	5.4%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.8%	3.7%	4.2%	3.0%	3.0%	3.0%

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

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2013 and 2012:

	US Pension Plans		Non-US Pension Plans		Postretirement Health and Other
(in millions)	2013	2012	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation, beginning of year	$241.4	$226.1	$255.0	$221.0	$57.5	$63.9
Service cost	—	—	2.4	2.2	0.6	0.8
Interest cost	9.6	10.2	9.8	10.2	2.0	2.8
Participant contributions	—	—	0.1	0.1	2.6	2.7
Medicare subsidies received	—	—	—	—	0.4	0.6
Plan curtailments	—	—	—	—	(0.7)	(0.4)
Plan settlements	—	—	(0.1)	(0.7)	—	—
Plan amendments	—	—	—	—	(0.4)	(0.2)
Net transfer out	—	—	(0.3)	(0.6)	—	—
Actuarial (gain) loss	(19.4)	14.8	3.9	27.4	(7.2)	(6.9)
Currency translation adjustment	—	—	4.6	6.8	(0.2)	0.1
Benefits paid	(17.9)	(9.7)	(12.2)	(11.4)	(6.1)	(5.9)
Benefit obligation, end of year	$213.7	$241.4	$263.2	$255.0	$48.5	$57.5
Change in Plan Assets
Fair value of plan assets, beginning of year	$180.6	$174.5	$199.5	$182.0	$—	$—
Actual return on plan assets	(1.3)	14.6	16.5	19.1	—	—
Employer contributions	1.2	1.2	4.2	5.2	3.1	2.6
Participant contributions	—	—	0.1	0.1	2.6	2.7
Medicare subsidies received	—	—	—	—	0.4	0.6
Plan settlements	—	—	(0.1)	(0.7)	—	—
Currency translation adjustment	—	—	3.5	5.8	—	—
Net transfer out	—	—	(0.4)	(0.6)	—	—
Benefits paid	(17.9)	(9.7)	(12.2)	(11.4)	(6.1)	(5.9)
Fair value of plan assets, end of year	162.6	180.6	211.1	199.5	—	—
Funded status	$(51.1)	$(60.8)	$(52.1)	$(55.5)	$(48.5)	$(57.5)
Amounts recognized in the Consolidated Balance sheet at December 31
Pension asset	$—	$—	$0.3	$0.3	$—	$—
Pension obligation	(51.1)	(60.8)	(52.4)	(55.8)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(48.5)	(57.5)
Net amount recognized	$(51.1)	$(60.8)	$(52.1)	$(55.5)	$(48.5)	$(57.5)
Weighted-Average Assumptions
Discount rate	4.9%	4.1%	4.3%	4.0%	4.5%	3.5%
Expected return on plan assets	5.8%	6.0%	3.9%	4.5%	N/A	N/A

Amounts recognized in accumulated other comprehensive income as of December 31, 2013 and 2012, consist of the following:

	Pensions		Postretirement Health and Other
(in millions)	2013	2012	2013	2012
Net actuarial gain (loss)	$(93.4)	$(111.3)	$4.6	$(2.6)
Prior service credit	(1.0)	(1.0)	0.3	0.2
Total amount recognized	$(94.4)	$(112.3)	$4.9	$(2.4)
The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $4.5 million for the pension plan and income of $0.4 million for the postretirement health and other plans.
For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013.  The rate was assumed to decrease gradually to 4.5% for 2027 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The following table summarizes the sensitivity of our December 31, 2013 retirement obligations and 2013 retirement benefit costs of our plans to changes in the key assumptions used to determine those results (in millions):

Change in assumption:	Estimated increase (decrease) in 2014 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2013	Estimated increase (decrease) in 2014 Other Postretirement Benefit costs	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2013
0.50% increase in discount rate	$(1.6)	$(29.2)	$(0.1)	$(2.0)
0.50% decrease in discount rate	1.8	30.9	(0.1)	2.2
0.50% increase in long-term return on assets	(1.8)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	1.8	N/A	N/A	N/A
1% increase in medical trend rates	N/A	N/A	0.3	4.0
1% decrease in medical trend rates	N/A	N/A	(0.7)	(3.5)
It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.
The weighted-average asset allocations of the U.S. pension plans at December 31, 2013 and 2012, by asset category are as follows:

	2013	2012
Equity	26.1%	19.7%
Fixed income	73.4%	79.8%
Other	0.5%	0.5%
	100.0%	100.0%

The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2013 and 2012, by asset category are as follows:

	2013	2012
Equity	20.2%	17.9%
Fixed income	23.8%	25.8%
Other	56.0%	56.3%
	100.0%	100.0%
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
The company reviews its long-term, strategic asset allocations annually. The company uses various analytics to determine the optimal asset mix and consider plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. The company identifies investment benchmarks for the asset classes in the strategic asset allocation that are market-based and investable where possible.
Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions. The asset allocation is monitored and rebalanced on a monthly basis.
The actual allocations for the pension assets at December 31, 2013, and target allocations by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity Securities	25%	0 - 20%	26.1%	20.2%
Debt Securities	75%	0 - 100%	73.4%	23.8%
Other	—%	0 - 100%	0.5%	56.0%
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
Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2013 and 2012.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2013
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$1.7	$—	$—	$1.7
Insurance group annuity contracts	—	—	118.3	118.3
Common/collective trust funds — Government debt	—	3.0	—	3.0
Common/collective trust funds — Corporate and other non-government debt	—	49.6	—	49.6
Common/collective trust funds — Government, corporate and other non-government debt	—	111.6	—	111.6
Common/collective trust funds — Corporate equity	—	84.3	—	84.3
Common/collective trust funds — Customized strategy	—	5.2	—	5.2
Total	$1.7	$253.7	$118.3	$373.7

	December 31, 2012
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$2.1	$—	$—	$2.1
Insurance group annuity contracts	—	—	111.1	111.1
Common/collective trust funds — Government debt	—	8.9	—	8.9
Common/collective trust funds — Corporate and other non-government debt	—	49.8	—	49.8
Common/collective trust funds — Government, corporate and other non-government debt	—	95.5	—	95.5
Common/collective trust funds — Corporate equity	—	71.4	—	71.4
Common/collective trust funds — Customized strategy	—	41.3	—	41.3
Total	$2.1	$266.9	$111.1	$380.1
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

A reconciliation of the fair values measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
(in millions)	2013	2012
Beginning Balance	$111.1	$102.4
Actual return on assets	12.1	12.2
Benefit payments	(6.8)	(6.7)
Foreign currency impact	1.9	3.2
Ending Balance	$118.3	$111.1
The expected 2014 contributions for the U.S. pension plans are as follows: the minimum contribution for 2014 is $4.1 million; and no planned discretionary or non-cash contributions.  The expected 2014 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2014 is $4.6 million; and no planned discretionary or non-cash contributions.  Expected company paid claims for the postretirement health and life insurance plans are $3.8 million for 2014.  Projected benefit payments from the plans as of December 31, 2013 are estimated as follows:

(in millions)	U.S Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other
2014	$11.7	$11.7	$3.8
2015	12.2	12.5	3.8
2016	12.7	13.3	4.0
2017	13.1	14.4	4.2
2018	13.6	15.2	4.4
2019 — 2023	71.8	86.4	20.4
The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2013 and 2012 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
(in millions)	2013	2012	2013	2012
Projected benefit obligation	$213.7	$241.4	$259.4	$251.5
Accumulated benefit obligation	213.7	241.4	254.2	246.7
Fair value of plan assets	162.6	180.6	206.9	195.7
The accumulated benefit obligation for all U.S. pension plans as of December 31, 2013 and 2012 was $213.7 million and $241.4 million, respectively.  The accumulated benefit obligation for all non-U.S. pension plans as of December 31, 2013 and 2012 was $256.7 million and $249.0 million, respectively.
The measurement date for all plans is December 31, 2013.
The company also maintains a target benefit plan for certain executive officers of the company.  Expenses related to the plan in the amount of $2.9 million, $3.3 million and $3.0 million were recorded in 2013, 2012, and 2011, respectively.  Amounts accrued as of December 31, 2013 and 2012 related to this plan were $24.8 million and $23.4 million, respectively.
The company, through its Lincoln Foodservice operation, participated in a multiemployer defined benefit pension plan under a collective bargaining agreement that covered certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

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

In 2013, with the finalization of the reorganization and plant restructuring that affected the Lincoln Foodservice operation, the company was deemed to have effectively withdrawn its participation in the multiemployer defined benefit pension plan in 2013.  This withdrawal obligation was previously recognized in our financial statements as part of the restructuring activities that were undertaken in connection with the 2008 acquisition of Enodis.  The present value of the obligation is part of the restructuring accrual in our balance sheet.  The withdrawal obligation ($15.8 million as of December 31, 2013) is payable in 48 quarterly installments of $0.5 million through April 2025. As of December 31, 2013 the company had paid two installments on this obligation.
The contributions by the company to the multiemployer plan for the years ended December 31, 2013, 2012 and 2011 are as follows:

(in millions)			Contributions by Manitowoc
Pension Fund	EIN / Pension Plan Number		2013	2012	2011
Sheet Metal Workers’ National Pension Fund	52-6112463 / 001		$0.3	$0.9	$0.8
		Total Contributions	$0.3	$0.9	$0.8
21. Leases
The company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $34.3 million, $38.1 million and $43.1 million in 2013, 2012 and 2011, respectively.
Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2013, are payable as follows:

(in millions)
2014	$45.6
2015	35.7
2016	27.5
2017	20.3
2018	16.3
Thereafter	26.1
Total	$171.5
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, amortization expense of intangible assets with definite lives, goodwill impairment, intangible asset impairment, restructuring expense, integration expense and other expense.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2013, 2012 and 2011 is as follows:

(in millions)	2013	2012	2011
Net sales from continuing operations:
Crane	$2,506.3	$2,427.1	$2,134.7
Foodservice	1,541.8	1,486.2	1,454.6
Total	$4,048.1	$3,913.3	$3,589.3
Operating earnings (loss) from continuing operations:
Crane	$218.8	$170.5	$118.8
Foodservice	250.3	238.6	214.4
Corporate	(64.9)	(63.7)	(61.3)
Amortization expense	(35.3)	(36.5)	(37.4)
Restructuring expense	(4.8)	(9.5)	(5.5)
Other income (expense)	0.3	(2.5)	0.5
Operating earnings from continuing operations	$364.4	$296.9	$229.5
Other income (expenses):
Interest expense	$(128.4)	$(135.6)	$(145.4)
Amortization of deferred financing fees	(7.0)	(8.2)	(10.4)
Loss on debt extinguishment	(3.0)	(6.3)	(29.7)
Other income (expense)-net	(0.8)	0.1	2.3
Earnings from continuing operations before taxes on earnings	$225.2	$146.9	$46.3

Capital expenditures:
Crane	$69.3	$52.7	$52.0
Foodservice	33.6	17.4	11.9
Corporate	7.8	2.8	0.7
Total	$110.7	$72.9	$64.6
Total depreciation:
Crane	$46.9	$43.5	$52.9
Foodservice	20.1	22.3	24.5
Corporate	1.5	2.3	2.8
Total	$68.5	$68.1	$80.2
Total assets:
Crane	$1,900.4	$1,903.3	$1,760.8
Foodservice	1,904.3	1,956.8	2,192.6
Corporate	171.9	197.2	69.2
Total	$3,976.6	$4,057.3	$4,022.6

Net sales are attributed to geographic regions based on location of customer. Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
(in millions)	2013	2012	2011	2013	2012
United States	$1,978.0	$1,833.0	$1,588.8	$1,888.4	$1,905.4
Other North America	292.1	278.2	208.8	13.6	5.3
Europe	937.6	788.0	813.4	530.0	510.6
Asia	364.5	354.0	352.2	203.0	189.5
Middle East	174.2	161.6	189.4	1.6	1.6
Central and South America	166.9	243.0	237.8	36.0	33.3
Africa	30.0	110.8	65.4	—	—
South Pacific and Caribbean	12.6	10.6	12.0	4.1	4.6
Australia	92.2	134.1	121.5	4.7	4.4
Total	$4,048.1	$3,913.3	$3,589.3	$2,681.4	$2,654.7
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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,631.3	$2,097.1	$(680.3)	$4,048.1
Costs and expenses:
Cost of sales	—	2,038.1	1,668.5	(680.3)	3,026.3
Engineering, selling and administrative expenses	61.4	259.5	296.7	—	617.6
Amortization expense	—	29.6	5.7	—	35.3
Restructuring expense	—	0.7	4.1	—	4.8
Other (income) expense	—	0.5	(0.8)	—	(0.3)
Equity in (earnings) loss of subsidiaries	(199.6)	(32.5)	—	232.1	—
Total costs and expenses	(138.2)	2,295.9	1,974.2	(448.2)	3,683.7
Operating earnings (loss) from continuing operations	138.2	335.4	122.9	(232.1)	364.4
Other income (expense):
Interest expense	(118.8)	(1.0)	(8.6)	—	(128.4)
Amortization of deferred financing fees	(7.0)	—	—	—	(7.0)
Loss on debt extinguishment	(3.0)	—	—	—	(3.0)
Management fee income (expense)	59.6	(77.1)	17.5	—	—
Other income (expense)-net	(3.6)	(32.6)	35.4	—	(0.8)
Total other income (expense)	(72.8)	(110.7)	44.3	—	(139.2)
Earnings (loss) from continuing operations before taxes on earnings	65.4	224.7	167.2	(232.1)	225.2
Provision (benefit) for taxes on earnings	(76.4)	69.3	43.2	—	36.1
Earnings (loss) from continuing operations	141.8	155.4	124.0	(232.1)	189.1
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(2.3)	(16.5)	—	(18.8)
Loss on sale of discontinued operations, net of income taxes	—	—	(2.7)	—	(2.7)
Net earnings (loss)	141.8	153.1	104.8	(232.1)	167.6
Less: Net earnings attributable to noncontrolling interest	—	—	25.8	—	25.8
Net earnings (loss) attributable to Manitowoc	$141.8	$153.1	$79.0	$(232.1)	$141.8

Comprehensive income (loss) attributable to Manitowoc	$164.3	$154.1	$62.9	$(217.0)	$164.3

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,616.4	$1,959.0	$(662.1)	$3,913.3
Costs and expenses:
Cost of sales	—	2,022.3	1,610.1	(662.1)	2,970.3
Engineering, selling and administrative expenses	61.2	247.6	288.8	—	597.6
Amortization expense	—	29.9	6.6	—	36.5
Restructuring expense	—	0.7	8.8	—	9.5
Other expense	—	2.5	—	—	2.5
Equity in (earnings) loss of subsidiaries	(167.2)	(36.0)	—	203.2	—
Total costs and expenses	(106.0)	2,267.0	1,914.3	(458.9)	3,616.4
Operating earnings (loss) from continuing operations	106.0	349.4	44.7	(203.2)	296.9
Other income (expense):
Interest expense	(122.9)	(2.1)	(10.6)	—	(135.6)
Amortization of deferred financing fees	(8.2)	—	—	—	(8.2)
Loss on debt extinguishment	(6.3)	—	—	—	(6.3)
Management fee income (expense)	60.1	(77.8)	17.7	—	—
Other income (expense)-net	16.5	(45.9)	29.5	—	0.1
Total other income (expense)	(60.8)	(125.8)	36.6	—	(150.0)
Earnings (loss) from continuing operations before taxes on earnings	45.2	223.6	81.3	(203.2)	146.9
Provision (benefit) for taxes on earnings	(56.5)	69.2	25.3	—	38.0
Earnings (loss) from continuing operations	101.7	154.4	56.0	(203.2)	108.9
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.9)	(15.4)	—	(16.3)
Net earnings (loss)	101.7	153.5	40.6	(203.2)	92.6
Less: Net loss attributable to noncontrolling interest	—	—	(9.1)	—	(9.1)
Net earnings (loss) attributable to Manitowoc	$101.7	$153.5	$49.7	$(203.2)	$101.7

Comprehensive income (loss) attributable to Manitowoc	$97.1	$153.7	$51.9	$(205.6)	$97.1

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,166.0	$1,908.9	$(485.6)	$3,589.3
Costs and expenses:
Cost of sales	—	1,681.5	1,560.5	(485.6)	2,756.4
Engineering, selling and administrative expenses	58.9	231.1	271.0	—	561.0
Amortization expense	—	29.9	7.5	—	37.4
Restructuring expense	—	0.5	5.0	—	5.5
Other expense (income)	—	0.7	(1.2)	—	(0.5)
Equity in (earnings) loss of subsidiaries	(70.4)	(32.4)	—	102.8	—
Total costs and expenses	(11.5)	1,911.3	1,842.8	(382.8)	3,359.8
Operating earnings (loss) from continuing operations	11.5	254.7	66.1	(102.8)	229.5
Other income (expense):
Interest expense	(132.9)	(1.5)	(11.0)	—	(145.4)
Amortization of deferred financing fees	(10.4)	—	—	—	(10.4)
Loss on debt extinguishment	(29.7)	—	—	—	(29.7)
Management fee income (expense)	55.0	(68.0)	13.0	—	—
Other income (expense)-net	40.6	(69.7)	31.4	—	2.3
Total other income (expense)	(77.4)	(139.2)	33.4	—	(183.2)
Earnings (loss) from continuing operations before taxes on earnings	(65.9)	115.5	99.5	(102.8)	46.3
Provision (benefit) for taxes on earnings	(54.7)	32.5	35.8	—	13.6
Earnings (loss) from continuing operations	(11.2)	83.0	63.7	(102.8)	32.7
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(1.5)	(14.3)	—	(15.8)
Loss on sale of discontinued operations, net of income taxes	—	(34.6)	—	—	(34.6)
Net earnings (loss)	(11.2)	46.9	49.4	(102.8)	(17.7)
Less: Net loss attributable to noncontrolling interest	—	—	(6.5)	—	(6.5)
Net earnings (loss) attributable to Manitowoc	$(11.2)	$46.9	$55.9	$(102.8)	$(11.2)

Comprehensive income (loss) attributable to Manitowoc	$(36.1)	$47.1	$51.1	$(98.2)	$(36.1)

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.2	$3.3	$50.4	$—	$54.9
Restricted cash	2.8	—	10.0	—	12.8
Accounts receivable — net	0.2	16.5	238.8	—	255.5
Intercompany short term note receivable	—	—	112.1	(112.1)	—
Intercompany interest receivable	18.4	3.2	—	(21.6)	—
Inventories — net	—	333.4	387.4	—	720.8
Deferred income taxes	73.2	—	16.7	—	89.9
Other current assets	3.4	5.9	104.6	—	113.9
Current assets of discontinued operation	—	—	15.1	—	15.1
Total current assets	99.2	362.3	935.1	(133.7)	1,262.9
Property, plant and equipment — net	6.3	291.9	280.6	—	578.8
Goodwill	—	960.5	258.1	—	1,218.6
Other intangible assets — net	—	591.3	174.9	—	766.2
Intercompany long-term notes receivable	964.4	158.5	903.7	(2,026.6)	—
Intercompany accounts receivable	—	1,565.2	1,848.8	(3,414.0)	—
Other non-current assets	42.9	3.4	80.5	—	126.8
Long-term assets of discontinued operation	—	—	23.3	—	23.3
Investment in affiliates	5,356.2	3,505.6	—	(8,861.8)	—
Total assets	$6,469.0	$7,438.7	$4,505.0	$(14,436.1)	$3,976.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$108.1	$404.2	$423.3	$—	$935.6
Short-term borrowings and current portion of long-term debt	—	0.7	22.0	—	22.7
Intercompany short term note payable	112.1	—	—	(112.1)	—
Intercompany interest payable	3.2	—	18.4	(21.6)	—
Product warranties	—	47.3	33.8	—	81.1
Customer advances	—	12.9	22.0	—	34.9
Product liabilities	—	21.2	3.8	—	25.0
Current liabilities of discontinued operation	—	—	26.1	—	26.1
Total current liabilities	223.4	486.3	549.4	(133.7)	1,125.4
Non-Current Liabilities:
Long-term debt, less current portion	1,474.7	2.2	27.2	—	1,504.1
Deferred income taxes	165.2	—	49.1	—	214.3
Pension obligations	91.0	6.4	4.1	—	101.5
Postretirement health and other benefit obligations	40.6	2.1	2.0	—	44.7
Long-term deferred revenue	—	9.2	28.4	—	37.6
Intercompany long-term note payable	183.3	832.2	1,011.1	(2,026.6)	—
Intercompany accounts payable	3,414.0	—	—	(3,414.0)	—
Other non-current liabilities	101.3	15.6	47.6	—	164.5
Long-term liabilities of discontinued operation	—	—	2.2	—	2.2
Total non-current liabilities	5,470.1	867.7	1,171.7	(5,440.6)	2,068.9
Equity
Manitowoc stockholders' equity	775.5	6,084.7	2,777.1	(8,861.8)	775.5
Noncontrolling interest	—	—	6.8	—	6.8
Total equity	775.5	6,084.7	2,783.9	(8,861.8)	782.3
Total liabilities and equity	$6,469.0	$7,438.7	$4,505.0	$(14,436.1)	$3,976.6

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$12.0	$4.0	$57.2	$—	$73.2
Restricted cash	5.3	—	5.3	—	10.6
Accounts receivable — net	0.4	29.0	301.3	—	330.7
Intercompany interest receivable	4.1	3.2	—	(7.3)	—
Inventories — net	—	338.3	354.4	—	692.7
Deferred income taxes	70.9	—	17.4	—	88.3
Other current assets	6.5	3.5	104.3	(10.0)	104.3
Current assets of discontinued operations	—	—	28.2	—	28.2
Total current assets	99.2	378.0	868.1	(17.3)	1,328.0
Property, plant and equipment — net	6.8	271.3	261.2	—	539.3
Goodwill	—	969.1	241.6	—	1,210.7
Other intangible assets — net	—	620.9	168.8	—	789.7
Intercompany long-term notes receivable	928.6	158.6	897.5	(1,984.7)	—
Intercompany accounts receivable	—	924.1	1,260.3	(2,184.4)	—
Other non-current assets	49.3	4.5	75.0	—	128.8
Long-term assets of discontinued operations	—	—	60.8	—	60.8
Investment in affiliates	4,985.4	3,443.6	—	(8,429.0)	—
Total assets	$6,069.3	$6,770.1	$3,833.3	$(12,615.4)	$4,057.3
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$93.6	$410.6	$407.3	$—	$911.5
Short-term borrowings and current portion of long-term debt	45.2	0.7	33.1	(10.0)	69.0
Intercompany interest payable	3.2	—	4.1	(7.3)	—
Product warranties	—	44.5	37.5	—	82.0
Customer advances	—	7.8	16.3	—	24.1
Product liabilities	—	23.5	4.4	—	27.9
Current liabilities of discontinued operations	—	—	31.4	—	31.4
Total current liabilities	142.0	487.1	534.1	(17.3)	1,145.9
Non-Current Liabilities:
Long-term debt, less current portion	1,708.3	3.0	20.7	—	1,732.0
Deferred income taxes	176.0	—	44.6	—	220.6
Pension obligations	80.0	12.2	22.1	—	114.3
Postretirement health and other benefit obligations	49.8	—	3.6	—	53.4
Long-term deferred revenue	—	6.0	31.7	—	37.7
Intercompany long-term note payable	183.3	827.5	973.9	(1,984.7)	—
Intercompany accounts payable	3,024.9	—	57.9	(3,082.8)	—
Other non-current liabilities	104.7	15.6	40.8	—	161.1
Long-term liabilities of discontinued operations	—	—	11.0	—	11.0
Total non-current liabilities	5,327.0	864.3	1,206.3	(5,067.5)	2,330.1
Equity
Manitowoc stockholders' equity	600.3	5,418.7	2,111.9	(7,530.6)	600.3
Noncontrolling interest	—	—	(19.0)	—	(19.0)
Total equity	600.3	5,418.7	2,092.9	(7,530.6)	581.3
Total liabilities and equity	$6,069.3	$6,770.1	$3,833.3	$(12,615.4)	$4,057.3

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2013
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(51.6)	$224.9	$160.8	$—	$334.1
Cash used for operating activities of discontinued operations	—	(2.3)	(8.7)	—	(11.0)
Net cash provided by (used for) operating activities	$(51.6)	$222.6	$152.1	$—	$323.1
Cash Flows from Investing:
Capital expenditures	$(0.8)	$(57.4)	$(52.5)	$—	$(110.7)
Proceeds from sale of property, plant and equipment	—	2.0	2.1	—	4.1
Restricted cash	2.6	—	(4.6)	—	(2.0)
Business acquisitions, net of cash acquired	—	—	(12.2)	—	(12.2)
Proceeds from sale of business	—	—	39.2	—	39.2
Intercompany investments	197.1	(167.2)	(169.3)	139.4	—
Net cash provided by (used for) investing activities of continuing operations	$198.9	$(222.6)	$(197.3)	$139.4	$(81.6)
Net cash used for investing activities of discontinued operations	—	—	(0.6)	—	(0.6)
Net cash provided by (used for) investing activities	$198.9	$(222.6)	$(197.9)	$139.4	$(82.2)
Cash Flows from Financing:
Payments on long-term debt	$(220.6)	$(0.7)	$(45.2)	$—	$(266.5)
Proceeds from long-term debt	—	—	43.0	—	43.0
(Payments on) proceeds from revolving credit facility—net	(34.5)	—	0.1	—	(34.4)
Proceeds from notes financing—net	—	—	6.6	—	6.6
Debt issue costs	(1.1)	—	—	—	(1.1)
Dividends paid	(10.7)	—	—	—	(10.7)
Exercises of stock options including windfall tax benefits	6.7	—	—	—	6.7
Intercompany financing	102.1	—	37.3	(139.4)	—
Net cash provided by (used for) financing activities	$(158.1)	$(0.7)	$41.8	$(139.4)	$(256.4)
Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)
Net increase (decrease) in cash and cash equivalents	(10.8)	(0.7)	(6.8)	—	(18.3)
Balance at beginning of period	12.0	4.0	57.2	—	73.2
Balance at end of period	$1.2	$3.3	$50.4	$—	$54.9

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2012
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(22.8)	$167.4	$30.7	$—	$175.3
Cash used for operating activities of discontinued operations	—	(0.9)	(12.0)	—	(12.9)
Net cash provided by (used for) operating activities	$(22.8)	$166.5	$18.7	$—	$162.4
Cash Flows from Investing:
Capital expenditures	$(1.4)	$(36.5)	$(35.0)	$—	$(72.9)
Proceeds from sale of property, plant and equipment	—	—	0.8	—	0.8
Restricted cash	1.0	—	(4.3)	—	(3.3)
Intercompany investments	131.4	(175.4)	(4.8)	48.8	—
Net cash provided by (used for) investing activities of continuing operations	131.0	(211.9)	(43.3)	48.8	(75.4)
Net cash provided by (used for) investing activities of discontinued operations	—	—	(0.1)	—	(0.1)
Net cash provided by (used for) investing activities	$131.0	$(211.9)	$(43.4)	$48.8	$(75.5)
Cash Flows from Financing:
Payments on long-term debt	$(439.7)	$(0.7)	$(55.0)	$—	$(495.4)
Proceeds from long-term debt	300.0	—	83.3	—	383.3
Proceeds from revolving credit facility—net	34.4	—	—	—	34.4
Payments on notes financing—net	—	(2.1)	(8.3)	—	(10.4)
Proceeds from swap monetization	14.8	—	—	—	14.8
Debt issue costs	(5.7)	—	—	—	(5.7)
Dividends paid	(10.6)	—	—	—	(10.6)
Exercises of stock options including windfall tax benefits	6.4	—	—	—	6.4
Intercompany financing	—	43.7	5.1	(48.8)	—
Net cash provided by (used for) financing activities	$(100.4)	$40.9	$25.1	$(48.8)	$(83.2)
Effect of exchange rate changes on cash	—	—	1.2	—	1.2
Net increase (decrease) in cash and cash equivalents	7.8	(4.5)	1.6	—	4.9
Balance at beginning of period	4.2	8.5	55.6	—	68.3
Balance at end of period	$12.0	$4.0	$57.2	$—	$73.2

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2011
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(59.8)	$70.5	$32.6	$—	$43.3
Cash used for operating activities of discontinued operations	—	(1.5)	(24.7)	—	(26.2)
Net cash provided by (used for) operating activities	$(59.8)	$69.0	$7.9	$—	$17.1
Cash Flows from Investing:
Capital expenditures	$(0.4)	$(23.4)	$(40.8)	$—	$(64.6)
Proceeds from sale of property, plant and equipment	—	0.1	17.2	—	17.3
Restricted cash	2.0	—	0.2	—	2.2
Proceeds from sale of business	—	143.6	—	—	143.6
Intercompany investments	216.7	(164.5)	(30.7)	(21.5)	—
Net cash provided by (used for) investing activities of continuing operations	218.3	(44.2)	(54.1)	(21.5)	98.5
Net cash provided by (used for) investing activities of discontinued operations	—	—	(0.1)	—	(0.1)
Net cash provided by (used for) investing activities	$218.3	$(44.2)	$(54.2)	$(21.5)	$98.4
Cash Flows from Financing:
Payments on long-term debt	$(884.1)	$(0.7)	$(75.5)	$—	$(960.3)
Proceeds from long-term debt	750.0	—	89.0	—	839.0
Payments on revolving credit facility—net	(24.2)	—	—	—	(24.2)
Proceeds from (payments on) notes financing—net	—	(2.6)	17.4	—	14.8
Proceeds from swap monetization	21.5	—	—	—	21.5
Debt issue costs	(14.7)	—	—	—	(14.7)
Dividends paid	(10.6)	—	—	—	(10.6)
Exercises of stock options including windfall tax benefits	2.6	—	—	—	2.6
Intercompany financing	(0.1)	(32.7)	11.3	21.5	—
Net cash used for financing activities of continuing operations	(159.6)	(36.0)	42.2	21.5	(131.9)
Net cash provided by financing activities of discontinued operations	—	—	6.0	—	6.0
Net cash used for financing activities	$(159.6)	$(36.0)	$48.2	$21.5	$(125.9)
Effect of exchange rate changes on cash	—	—	(3.3)	—	(3.3)
Net decrease in cash and cash equivalents	(1.1)	(11.2)	(1.4)	—	(13.7)
Balance at beginning of period	5.3	19.7	57.0	—	82.0
Balance at end of period	$4.2	$8.5	$55.6	$—	$68.3

24. Quarterly Financial Data (Unaudited)
The following table presents quarterly financial data for 2013 and 2012:

	2013				2012
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$894.6	$1,037.1	$1,012.1	$1,104.3	$845.8	$993.1	$946.3	$1,128.1
Gross profit	222.1	276.0	262.1	261.6	204.5	253.1	236.4	249.0
Earnings from continuing operations before taxes on earnings	22.3	71.4	70.8	60.7	13.1	62.3	37.4	34.1
Discontinued operations:
Loss from discontinued operations, net of income taxes	(4.1)	(7.6)	(3.2)	(3.9)	(3.9)	(3.8)	(4.2)	(4.4)
Loss on sale of discontinued operations, net of income taxes	(1.6)	—	—	(1.1)	—	—	—	—
Net earnings (loss)	8.1	54.5	50.6	54.4	(2.2)	43.0	19.7	32.1
Less: Income (loss) attributable to noncontrolling interest, net of tax	(2.3)	(3.1)	(2.3)	33.5	(1.9)	(2.3)	(2.5)	(2.4)
Net earnings (loss) attributable to Manitowoc	$10.4	$57.6	$52.9	$20.9	$(0.3)	$45.3	$22.2	$34.5
Basic earnings per share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.11	$0.47	$0.41	$0.18	$0.01	$0.36	$0.19	$0.28
Discontinued operations:
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.02)	(0.04)	(0.01)	(0.02)	(0.02)	(0.01)	(0.02)	(0.02)
Loss on sale of discontinued operations, net of income taxes	(0.01)	—	—	(0.01)	—	—	—	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.08	$0.43	$0.40	$0.16	$—	$0.35	$0.17	$0.26
Diluted earnings per share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.11	$0.46	$0.40	$0.18	$0.01	$0.35	$0.18	$0.27
Discontinued operations:
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.02)	(0.04)	(0.01)	(0.02)	(0.02)	(0.01)	(0.02)	(0.02)
Loss on sale of discontinued operations, net of income taxes	(0.01)	—	—	(0.01)	—	—	—	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.08	$0.43	$0.39	$0.15	$—	$0.34	$0.17	$0.26
Dividends per common share	$—	$—	$—	$0.08	$—	$—	$—	$0.08

25. Subsequent Events
On January 3, 2014, Manitowoc entered into a $1,050.0 million Third Amended and Restated Credit Agreement. See Note 11, "Debt" for further details of the transaction.

On February 18, 2014 the Company redeemed its 2018 Notes for $419.0 million or 104.750%, expressed as a percentage of the principal amount.
During the fourth quarter of 2013, the company agreed to sell its 50% interest in Manitowoc Dong Yue, which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company's financial statements. The transaction subsequently closed on January 21, 2014. See Note 4, "Discontinued Operations," for further details of this transaction.

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
Management’s Report on Internal Control Over Financial Reporting
The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2013, the company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the sections of the 2014 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.
The company has a Global Ethics Policy and other policies relating to business conduct, that pertain to all employees, which can be viewed at the company’s website (www.manitowoc.com).  The company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, and controller, which is part of the company’s Global Ethics Policy and other policies related to business conduct. Any amendments to the Global Ethics Policy, or information about any waivers granted to directors or executive officers with respect to the Global Ethics Policy will be posted on the company's website (www.manitowoc.com).
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the sections of the 2014 Proxy Statement captioned “Compensation of Directors,” “Executive Compensation,” “Report of the Compensation and Benefits Committee on Executive Compensation,” and “Contingent Employment Agreements.”
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference from the sections of the 2014 Proxy Statement captioned “Ownership of Securities” and the subsection captioned “Equity Compensation Plans.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the section of the 2014 Proxy Statement captioned “Governance of the Board and its Committees — Governance of the Company.”
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the section of the 2014 Proxy Statement captioned “Other Information — Independent Registered Public Accounting Firm.”

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

THE MANITOWOC COMPANY, INC
AND SUBSIDIARIES
Schedule II: Valuation and Qualifying Accounts
For The Years Ended December 31, 2013, 2012 and 2011
(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2011
Allowance for doubtful accounts	$27.6	$0.5	$(6.4)	$(8.9)	$12.8
Deferred tax valuation allowance	$117.1	$9.1	$—	$(7.3)	$118.9
Year End December 31, 2012
Allowance for doubtful accounts	$12.8	$6.5	$(6.1)	$0.1	$13.3
Deferred tax valuation allowance	$118.9	$35.7	$—	$3.4	$158.0
Year End December 31, 2013
Allowance for doubtful accounts	$13.3	$8.1	$(3.4)	$0.2	$18.2
Deferred tax valuation allowance	$158.0	$1.1	$(3.4)	$(5.9)	$149.8

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:
Date: February 21, 2014

The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Glen E. Tellock
Glen E. Tellock, Chairman and Chief Executive Officer	February 21, 2014

/s/ Carl J. Laurino
Carl J. Laurino, Senior Vice President and Chief Financial Officer	February 21, 2014

/s/ Roy V. Armes
Roy V. Armes, Director	February 21, 2014

/s/ Joan K. Chow
Joan K. Chow, Director	February 21, 2014

/s/ Donald M. Condon, Jr.
Donald M. Condon, Jr., Director	February 21, 2014

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director	February 21, 2014

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Director	February 21, 2014

/s/ Keith D. Nosbusch
Keith D. Nosbusch, Director	February 21, 2014

/s/ James L. Packard
James L. Packard, Director	February 21, 2014

/s/ Robert C. Stift
Robert C. Stift, Director	February 21, 2014

THE MANITOWOC COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013
INDEX TO EXHIBITS

Exhibit No.	Description	Filed/Furnished Herewith

1.1
Underwriting Agreement dated October 4, 2012 among The Manitowoc Company, Inc., the Guarantors named therein (filed as Exhibit 1.1 to the company's Current Report on Form 8-K filed October 5, 2012 and incorporated herein by reference.)

3.1
Amended and Restated Articles of Incorporation, effective as of May 7, 2013 (filed as Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

3.2	Restated By-laws (filed as Exhibit 3.2 to the company’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference).

4.1
Rights Agreement dated March 21, 2007 between the Registrant and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the company’s Report on Form 8-K dated as of March 21, 2007 and incorporated herein by reference).

4.2(a)
Indenture, dated as of February 8, 2010, between The Manitowoc Company, Inc. and Wells Fargo Bank, National Association, a national banking association, as Trustee (filed as Exhibit 4.1 to the company’s Current Report on Form 8-K filed on February 10, 2010 and incorporated herein by reference).

4.2(b)
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

4.2(d)
Fourth Supplemental Indenture, dated as of October 19, 2012, among The Manitowoc Company, Inc., the Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the company's Current Report on Form 8-K filed on October 22, 2012 and incorporated herein by reference).

4.3	Articles III, V, and VIII of the Amended and Restated Articles of Incorporation (see Exhibit 3.1 above).

4.4(a)
Second Amended and Restated Credit Agreement, dated as of May 13, 2011, by and among The Manitowoc Company, Inc., the subsidiary borrowers named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 4.1 to the company’s current report on Form 8-K dated as of May 13, 2011 and incorporated herein by reference). (Superseded)

4.4(b)
Third Amended and Restated Credit Agreement, dated as of January 3, 2014, by and among The Manitowoc Company, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of America, N.A., and Wells Fargo Bank, National Association, as Syndication Agents, and SunTrust Bank, as Documentation Agent (filed as Exhibit 4.1 to the company’s current report on Form 8-K dated as of January 3, 2014 and incorporated herein by reference).

4.4(c)
Amendement No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 10, 2014, by and among The Manitowoc Company, Inc. as Borrower, the Subsidiary Borrowers, and JPMorgan Chase Bank, N.A. as Administrative Agent and other financial institutions. (Reflects non-material changes; filed herewith).
X(1)

10.1**
The Manitowoc Company, Inc. Deferred Compensation Plan, as amended and restated through December 31, 2008 (filed as exhibit 10.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.2**
The Manitowoc Company, Inc. Management Incentive Compensation Plan (Economic Value Added (EVA) Bonus Plan Effective July 4, 1993, as amended (filed as Exhibit 10.2 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.2(a)**
Short-Term Incentive Plan, as amended, effective January 1, 2013. (filed as Exhibit 10.2(a) to the company's annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.3(a)**
Form of Contingent Employment Agreement between the company and the Chief Executive Officer, Glen E. Tellock. (filed as Exhibit 10.3(a) to the company's annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.3(b)**
Form of Contingent Employment Agreement between the company and the following executive officers of the Company: Eric P. Etchart, Robert M. Hund, Carl J. Laurino, Maurice D. Jones, Thomas G. Musial, and Dean J. Nolden. (filed as Exhibit 10.3(b) to the company's annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.4**
Form of Indemnity Agreement between the company and each of the directors, executive officers and certain other employees of the company (filed as Exhibit 10(b) to the company’s Annual Report on Form 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference).

10.6(c)**
Supplemental Retirement Plan, as amended and restated through December 31, 2008 (filed as Exhibit 10.6(c) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

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

10.7(c)**
The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan, as amended, effective May 1, 2012 (filed as Exhibit 10.7(c) to the company’s Proxy Statement for its 2012 annual meeting, filed on March 22, 2012 and incorporated herein by reference).

10.7(d)**
The Manitowoc Company, Inc. 2004 Non-Employee Director Stock and Awards Plan, as amended on December 17, 2008, (filed as Exhibit 10.7(e) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.8**
The Manitowoc Company, Inc. Incentive Stock Option Agreement with Vesting Provisions, applicable to the company's 2003 Incentive Stock and Awards Plan (filed as Exhibit 10.1 to the company’s Report on Form 8-K dated as of February 25, 2005 and incorporated herein by reference).

10.9**
The Manitowoc Company, Inc. Non-Qualified Stock Option Agreement with Vesting Provisions, applicable to the company's 2003 Incentive Stock and Awards Plan (filed as Exhibit 10.2 to the company’s Report on Form 8-K dated as of February 25, 2005 and incorporated herein by reference).

10.10(a)**
The Manitowoc Company, Inc. Award Agreement for Restricted Stock Awards under the company's 2003 Incentive Stock and Awards Plan, amended February 27, 2007 (filed as Exhibit 10.10 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.10(b)**
The Manitowoc Company, Inc. Performance Share Award Agreement, applicable to the company's 2003 Incentive Stock and Awards Plan (filed as Exhibit 10.10 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.11**
The Manitowoc Company, Inc. Award Agreement for the 2004 Non-employee Director Stock and Awards Plan, as amended effective May 3, 2006 and February 27, 2007 (filed as Exhibit 10.11 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference).

10.12**
The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement for its 2013 Annual Meeting, filed on March 22, 2013 and incorporated herein by reference).

10.12(a)**
Form of Performance Share Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.1 to the company’s quarterly report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.12(b)**
Form of Restricted Stock Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.2 to the company’s quarterly report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.12(c)**
Form of Restricted Stock Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.3 to the company’s quarterly report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.12(d)**
Form of Restricted Stock Unit Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.4 to the company’s quarterly report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.12(e)**
Form of Restricted Stock Unit Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.5 to the company’s quarterly report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.12(f)**
Form of Non-Qualified Stock Option Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.6 to the company’s quarterly report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.12(g)**
Form of Incentive Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.7 to the company’s quarterly report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.13(a)
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

10.13(b)
Amendment No. 1 to the Fourth Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as U.S. Seller, Manitowoc Cayman Islands Funding Ltd., as Cayman Seller, The Manitowoc Company, Inc. as a Servicer, Garland Commercial Ranges Limited, as a Servicer, Convotherm Elektrogeräte GmbH, as a Servicer, and Wells Fargo, N.A., as Purchaser and Agent dated as of January 17, 2013. (Reflects non-material changes finalized in January 2013; filed herewith).

X(1)

10.14**
The Manitowoc Company, Inc. Severance Pay Plan adopted by the Board of Directors as of May 4, 2009 (filed as Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and incorporated herein by reference.)

10.15**
Severance Agreement and Release, dated April 23, 2013, between The Manitowoc Company, Inc. and Michael Kachmer (filed as exhibit 10.16 to the company's current report on Form 8-K dated April 23, 2013, and incorporated herein by reference).

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

101
The following materials from the company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Equity and (vi) related notes.
X(1)
(1) Filed Herewith
(2) Furnished Herewith
** Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to item 15(c) of Form 10-K.