Form 10-Q
period 2014-03-31
MANITOWOC CO INC
filed 2014-05-06
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2014, the most recent practicable date, was 135,163,135.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended March 31,
	2014	2013
Net sales	$850.0	$894.6
Costs and expenses:
Cost of sales	622.9	672.5
Engineering, selling and administrative expenses	162.7	156.6
Amortization expense	8.8	9.0
Restructuring expense	2.0	0.3
Other	—	0.3
Total operating costs and expenses	796.4	838.7

Earnings from operations	53.6	55.9

Other income (expenses):
Interest expense	(19.3)	(33.0)
Amortization of deferred financing fees	(1.2)	(1.8)
Loss on debt extinguishment	(25.3)	(0.4)
Other income, net	0.8	1.6
Total other income (expenses)	(45.0)	(33.6)

Earnings from continuing operations before taxes on income	8.6	22.3
Provision for taxes on income	2.6	8.5
Earnings from continuing operations	6.0	13.8

Discontinued operations:
Loss from discontinued operations, net of income taxes of $0.0 and $(0.1), respectively	(1.0)	(4.1)
Loss on sale of discontinued operations, net of income taxes of $0.0 and $3.3, respectively	(9.9)	(1.6)
Net (loss) earnings	(4.9)	8.1
Less: Net earnings (loss) attributable to noncontrolling interest, net of income taxes	3.9	(2.3)
Net (loss) earnings attributable to Manitowoc	$(8.8)	$10.4

Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$1.7	$14.1
Loss from discontinued operations, net of income taxes	(0.6)	(2.1)
Loss on sale of discontinued operations, net of income taxes	(9.9)	(1.6)
Net (loss) earnings attributable to Manitowoc	$(8.8)	$10.4

Basic earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.01	$0.11
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.02)
Loss on sale of discontinued operations, net of income taxes	(0.07)	(0.01)
(Loss) earnings per share attributable to Manitowoc common shareholders	$(0.07)	$0.08

Diluted earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.01	$0.10
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.02)
Loss on sale of discontinued operations, net of income taxes	(0.07)	(0.01)
(Loss) earnings per share attributable to Manitowoc common shareholders	$(0.06)	$0.08

Weighted average shares outstanding — basic	134,187,169	132,306,735
Weighted average shares outstanding — diluted	137,047,710	134,993,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net (loss) earnings	$(4.9)	$8.1
Other comprehensive income (loss), net of tax
Derivative instrument fair market value adjustment, net of income taxes of $(0.4) and $(1.4), respectively	(1.1)	(2.6)
Employee pension and postretirement benefits, net of income taxes of $0.2 and $0.3, respectively	0.8	1.0
Foreign currency translation adjustments	3.4	(14.6)
Total other comprehensive income (loss), net of tax	3.1	(16.2)
Comprehensive loss	(1.8)	(8.1)
Comprehensive income (loss) attributable to noncontrolling interest	3.9	(2.3)
Comprehensive loss attributable to Manitowoc	$(5.7)	$(5.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013
(Unaudited)
(In millions, except share data)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$78.8	$54.9
Restricted cash	25.9	12.8
Accounts receivable, less allowances of $18.8 and $18.2, respectively	298.4	255.5
Inventories — net	824.0	720.8
Deferred income taxes	88.3	89.9
Other current assets	120.9	113.9
Current assets of discontinued operation	—	15.1
Total current assets	1,436.3	1,262.9

Property, plant and equipment — net	579.8	578.8
Goodwill	1,220.8	1,218.6
Other intangible assets — net	759.4	766.2
Other non-current assets	122.4	126.8
Long-term assets of discontinued operation	—	23.3
Total assets	$4,118.7	$3,976.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$788.8	$935.6
Current portion of long-term debt and short-term borrowings	65.8	22.7
Product warranties	77.5	81.1
Customer advances	25.9	34.9
Product liabilities	26.0	25.0
Current liabilities of discontinued operation	—	26.1
Total current liabilities	984.0	1,125.4
Non-Current Liabilities:
Long-term debt	1,779.7	1,504.1
Deferred income taxes	234.0	214.3
Pension obligations	103.6	101.5
Postretirement health and other benefit obligations	44.5	44.7
Long-term deferred revenue	37.0	37.6
Other non-current liabilities	141.7	164.5
Long-term liabilities of discontinued operation	—	2.2
Total non-current liabilities	2,340.5	2,068.9
Commitments and contingencies (Note 14)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 135,163,135 and 133,717,057 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	526.6	506.0
Accumulated other comprehensive loss	(3.8)	(6.9)
Retained earnings	344.4	353.2
Treasury stock, at cost (28,012,793 and 29,458,871 shares, respectively)	(74.4)	(78.2)
Total Manitowoc stockholders’ equity	794.2	775.5
Noncontrolling interest	—	6.8
Total equity	794.2	782.3
Total liabilities and equity	$4,118.7	$3,976.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operations:
Net (loss) earnings	$(4.9)	$8.1
Adjustments to reconcile net (loss) earnings to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	1.0	4.1
Depreciation	14.4	19.8
Amortization of intangible assets	8.8	9.0
Amortization of deferred financing fees	1.2	1.8
Deferred income taxes	1.4	(0.3)
Loss on early debt extinguishment	6.2	0.4
Loss on sale of property, plant and equipment	0.2	0.6
Loss on sale of discontinued operations	9.9	1.6
Other	(4.5)	4.5
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(43.1)	(12.0)
Inventories	(101.5)	(102.2)
Other assets	(5.5)	(1.9)
Accounts payable	(32.8)	2.7
Accrued expenses and other liabilities	(115.4)	(39.1)
Net cash used for operating activities of continuing operations	(264.6)	(102.9)
Net cash used for operating activities of discontinued operations	(6.8)	(5.1)
Net cash used for operating activities	(271.4)	(108.0)

Cash Flows from Investing:
Capital expenditures	(16.7)	(20.9)
Proceeds from sale of property, plant and equipment	1.0	0.5
Restricted cash	(13.2)	(0.5)
Proceeds from sale of business	—	39.2
Net cash (used for) provided by investing activities of continuing operations	(28.9)	18.3
Net cash used for investing activities of discontinued operations	—	(0.2)
Net cash (used for) provided by investing activities	(28.9)	18.1

Cash Flows from Financing:
Proceeds from revolving credit facility	314.0	149.7
Payments on long-term debt	(570.7)	(29.5)
Proceeds from long-term debt	580.6	9.1
Payments on notes financing	(7.2)	(14.3)
Debt issuance costs	(4.9)	—
Exercises of stock options	19.9	2.7
Net cash provided by financing activities of continuing operations	331.7	117.7
Net cash used for financing activities of discontinued operations	(7.2)	—
Net cash provided by financing activities	324.5	117.7

Effect of exchange rate changes on cash	(0.3)	—

Net increase in cash and cash equivalents	23.9	27.8
Balance at beginning of period	54.9	73.2
Balance at end of period	$78.8	$101.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
1.  Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2014 and 2013, the cash flows for the same three-month periods, and the financial position at March 31, 2014 and December 31, 2013, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2013.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC’s rules and regulations dealing with interim financial statements.  However, the company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.
The results for the three months ended March 31, 2013 have been revised to reflect reclassifications due to discontinued operations. See Note 2, "Discontinued Operations," of the condensed consolidated financial statements for further discussion.
All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.
2. Discontinued Operations
During the fourth quarter of 2013, the company agreed to sell its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. ("Manitowoc Dong Yue" or the "joint venture"), a consolidated entity, which produced mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as a discontinued operation in the company's financial statements. The transaction subsequently closed on January 21, 2014. The transaction resulted in a $9.9 million loss on sale, net of tax during the first quarter of 2014.
Upon closing of the transaction in the first quarter of 2014, the company also paid an additional $7.2 million to Manitowoc Dong Yue for a portion of debt the joint venture had outstanding with third parties. After this payment, Manitowoc Dong Yue had approximately $17.3 million of third party debt outstanding under a loan agreement entered into during the first quarter of 2014 that the company has fully guaranteed. The loan is fully secured by Manitowoc Dong Yue’s fixed assets as well as finished goods inventory. Manitowoc Dong Yue will repay the loan over a four-year period, with the last payment due on December 31, 2017. Prior to the closing of the transaction in 2014, the company provided an additional $8.6 million of loans to Manitowoc Dong Yue. The company agreed to forgive the additional loans and accrued interest owed by Manitowoc Dong Yue to the company and its affiliates, and the forgiveness resulted in income of $4.3 million to the joint venture partner shown as part of net income attributable to noncontrolling interest, net of income taxes, which effectively reduced net earnings attributable to Manitowoc shareholders for the quarter ended March 31, 2014.
The following selected financial data of the Manitowoc Dong Yue business for the three months ended March 31, 2014 and 2013 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There was no general corporate expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended March 31,
(in millions)	2014	2013
Net sales	$0.3	$3.4

Pretax loss from discontinued operation	$(0.8)	$(4.0)
Provision for taxes on earnings	—	—
Net loss from discontinued operation	$(0.8)	$(4.0)

On January 28, 2013, the company sold its Jackson business, which designed, manufactured and sold warewashing equipment and other equipment including racks and tables, to Hoshizaki USA Holdings, Inc. for approximately $38.5 million. Proceeds, net of estimated tax liability, were used to reduce ratably the then-outstanding balances of Term Loans A and B. During the first quarter of 2013, the transaction resulted in a $1.6 million loss on sale, which included $3.3 million of income tax expense. During March 2013, Hoshizaki USA Holdings, Inc. made a payment to the company of $0.7 million as the final working capital adjustment under the sale agreement. The results of these operations have been classified as discontinued operations.
The following selected financial data of the Jackson business for the three months ended March 31, 2014 and 2013 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended March 31,
(in millions)	2014	2013
Net sales	$—	$2.5

Pretax earnings from discontinued operation	$—	$0.1
Provision for taxes on earnings	—	—
Net earnings from discontinued operation	$—	$0.1

The following selected financial data of various other businesses disposed of prior to 2013, primarily consisting of administrative costs, for the three months ended March 31, 2014 and 2013, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended March 31,
(in millions)	2014	2013
Net sales	$—	$—

Pretax loss from discontinued operations	$(0.2)	$(0.3)
Benefit for taxes on earnings	—	(0.1)
Net loss from discontinued operations	$(0.2)	$(0.2)

3. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$1.6	$—	$1.6
Commodity contracts	—	0.1	—	0.1
Total current assets at fair value	$—	$1.7	$—	$1.7
Current Liabilities:
Foreign currency exchange contracts	$—	$1.6	$—	$1.6
Commodity contracts	—	0.5	—	0.5
Total current liabilities at fair value	$—	$2.1	$—	$2.1
Non-current Liabilities:
Interest rate swap contracts	$—	$11.3	$—	$11.3
Commodity contracts	$—	$0.1	$—	$0.1
Total Non-current liabilities at fair value	$—	$11.4	$—	$11.4

	Fair Value as of December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Commodity contracts	—	0.2	—	0.2
Total current assets at fair value	$—	$3.1	$—	$3.1
Current Liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.4	—	0.4
Total current liabilities at fair value	$—	$1.5	$—	$1.5
Non-current Liabilities:
Interest rate swap contracts	$—	$14.9	$—	$14.9
Total non-current liabilities at fair value	$—	$14.9	$—	$14.9
The fair value of the company’s 9.50% Senior Notes due 2018 was approximately $423.1 million as of December 31, 2013; these notes were redeemed by the company on February 18, 2014. The fair value of the company’s 8.50% Senior Notes due 2020 was approximately $669.0 million and $677.6 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of the company’s 5.875% Senior Notes due 2022 was approximately $319.6 million and $303.9 million as of March 31, 2014 and December 31, 2013, respectively. The fair values of the company’s Term Loans under its credit facilities were as follows as of March 31, 2014 and December 31, 2013, respectively:  Term Loan A — $345.8 million and $161.9 million; and Term Loan B — $199.1 million and $0.0 million.  See Note 8, “Debt,” for a description of the debt instruments and their related carrying values, as well as for a discussion of the February 2014 redemption of the company’s 9.50% Senior Notes due 2018.
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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; though these markets are typically thinly traded, the liabilities are therefore classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of March 31, 2014 and December 31, 2013 due to the short-term nature of these instruments.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  In the next twelve months the company estimates that $0.1 million of unrealized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.
The risk management objective for the company’s fair market value interest rate hedges is to effectively change the amount of the underlying debt equal to the notional value of the hedges from a fixed to a floating interest rate based on the benchmark one-month LIBOR rate.  These swaps include an embedded call feature to match the terms of the call schedule embedded in the Senior Notes. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the debt due to changes in the one-month LIBOR benchmark interest rate.
As of March 31, 2014 and December 31, 2013, the company had the following outstanding commodity and foreign currency exchange contracts that were entered to hedge forecasted transactions:

	Units Hedged
Commodity	March 31, 2014	December 31, 2013		Type
Aluminum	2,257	1,622	MT	Cash Flow
Copper	783	382	MT	Cash Flow
Natural Gas	144,390	214,277	MMBtu	Cash Flow
Steel	8,649	11,503	Tons	Cash Flow

	Units Hedged
Short Currency	March 31, 2014	December 31, 2013	Type
Canadian Dollar	13,493,028	11,011,092	Cash Flow
European Euro	117,357,704	74,934,975	Cash Flow
South Korean Won	3,754,342,165	1,258,808,642	Cash Flow
Singapore Dollar	5,040,000	5,280,000	Cash Flow
United States Dollar	1,580,001	14,380,959	Cash Flow
Chinese Renminbi	250,303,820	245,324,730	Cash Flow
As of both March 31, 2014 and December 31, 2013 the company had outstanding $100.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of its credit facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility without the benefit of the interest rate cap.
As of both March 31, 2014 and December 31, 2013 the company had $75.0 million and $125.0 million total notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2020 and 2022, respectively, that were designated as fair value hedges.
See Note 8, "Debt," for a description of the debt instruments.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Condensed Consolidated Statements of Operations.  As of March 31, 2014 and December 31, 2013, the company had the following outstanding foreign currency exchange contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	March 31, 2014	December 31, 2013	Recognized Location	Purpose
Euro	17,894,548	31,738,273	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	18,143,188	29,091,053	Other income, net	Accounts Payable and Receivable Settlement
Australian Dollar	18,200,000	1,000,000	Other income, net	Accounts Payable and Receivable Settlement
Chinese Renminbi	40,288,990	125,000,000	Other income, net	Accounts Payable and Receivable Settlement
The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 was as follows:

		ASSET DERIVATIVES
		March 31, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.6	$2.3
Commodity contracts	Other current assets	0.1	0.2
Total derivatives designated as hedging instruments		$1.7	$2.5

		ASSET DERIVATIVES
		March 31, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$0.6
Total derivatives NOT designated as hedging instruments		$—	$0.6

Total asset derivatives		$1.7	$3.1
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 was as follows:

		LIABILITY DERIVATIVES
		March 31, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.7	$0.5
Commodity contracts	Accounts payable and accrued expenses	0.5	0.4
Commodity contracts	Other non-current liabilities	0.1	—
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	11.3	14.9
Total derivatives designated as hedging instruments		$12.6	$15.8

		LIABILITY DERIVATIVES
		March 31, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.9	$0.6
Total derivatives NOT designated as hedging instruments		$0.9	$0.6

Total liability derivatives		$13.5	$16.4
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	March 31, 2014	March 31, 2013	OCI into Income (Effective Portion)	March 31, 2014	March 31, 2013
Foreign exchange contracts	$(0.9)	$(2.3)	Cost of sales	$0.3	$0.3
Commodity contracts	(0.2)	(0.1)	Cost of sales	(0.1)	(0.5)
Total	$(1.1)	$(2.4)		$0.2	$(0.2)

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	March 31, 2014	March 31, 2013
Commodity contracts	Cost of sales	$—	$—
Total		$—	$—

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	March 31, 2014	March 31, 2013
Foreign exchange contracts	Other income	$(0.4)	$(0.2)
Total		$(0.4)	$(0.2)
The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	March 31, 2014	March 31, 2013
Interest rate swap contracts	Interest expense	$3.6	$(1.3)
Total		$3.6	$(1.3)

5. Inventories
The components of inventories as of March 31, 2014 and December 31, 2013 are summarized as follows:

(in millions)	March 31, 2014	December 31, 2013
Inventories — gross:
Raw materials	$269.4	$259.0
Work-in-process	178.4	130.2
Finished goods	482.9	436.8
Total inventories — gross	930.7	826.0
Excess and obsolete inventory reserve	(69.3)	(69.0)
Net inventories at FIFO cost	861.4	757.0
Excess of FIFO costs over LIFO value	(37.4)	(36.2)
Inventories — net	$824.0	$720.8
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2013 and the three months ended March 31, 2014 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2013	$341.7	$1,384.7	$1,726.4
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of January 1, 2013	341.7	869.0	1,210.7
Acquisition of Inducs, AG	—	5.0	5.0
Restructuring reserve adjustment	—	(0.7)	(0.7)
Foreign currency impact	3.4	0.2	3.6
Gross balance as of December 31, 2013	$345.1	$1,389.2	$1,734.3
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2013	$345.1	$873.5	$1,218.6
Foreign currency impact	2.2	—	2.2
Gross balance as of March 31, 2014	$347.3	$1,389.2	$1,736.5
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of March 31, 2014	$347.3	$873.5	$1,220.8
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
The company continually monitors market conditions and determines if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. In the event the company determines that assets are impaired in the future, the company would recognize a non-cash impairment charge, which could have a material adverse effect on the company’s condensed consolidated balance sheet and results of operations.
On October 1, 2013, the company acquired all remaining shares of Inducs, AG (“Inducs”) which the company previously held a minority interest. The aggregate purchase price of $12.2 million, net of cash, resulted in $7.0 million of identifiable intangible assets and $5.0 million of goodwill. The results of Inducs have been included in the Foodservice segment since the date of acquisition.
The gross carrying amount, accumulated amortization and net book value of the company’s intangible assets other than goodwill at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$313.0	$—	$313.0	$311.8	$—	$311.8
Customer relationships	426.3	(120.0)	306.3	426.1	(114.4)	311.7
Patents	35.2	(29.1)	6.1	34.9	(28.4)	6.5
Engineering drawings	11.9	(9.5)	2.4	11.5	(9.1)	2.4
Distribution network	21.3	—	21.3	21.0	—	21.0
Other intangibles	176.6	(66.3)	110.3	176.6	(63.8)	112.8
Total	$984.3	$(224.9)	$759.4	$981.9	$(215.7)	$766.2
Amortization expense for the three months ended March 31, 2014 and 2013 was $8.8 million and $9.0 million, respectively.
7.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at March 31, 2014 and December 31, 2013 are summarized as follows:

(in millions)	March 31, 2014	December 31, 2013
Trade accounts payable and interest payable	$480.2	$510.6
Employee related expenses	118.9	99.9
Restructuring expenses	20.7	20.6
Profit sharing and incentives	10.9	44.7
Accrued rebates	30.8	45.2
Deferred revenue - current	21.6	25.0
Derivative liabilities	2.1	1.5
Income taxes payable	—	62.5
Miscellaneous accrued expenses	103.6	125.6
	$788.8	$935.6

8. Debt
Outstanding debt at March 31, 2014 and December 31, 2013 is summarized as follows:

(in millions)	March 31, 2014	December 31, 2013
Revolving credit facility	$314.0	$—
Term loan A	350.0	162.5
Term loan B	200.0	—
Senior notes due 2018	—	408.4
Senior notes due 2020	614.9	614.8
Senior notes due 2022	291.7	289.1
Other	74.9	52.0
Total debt	1,845.5	1,526.8
Less current portion and short-term borrowings	(65.8)	(22.7)
Long-term debt	$1,779.7	$1,504.1
On January 3, 2014, the company entered into a $1,050.0 million Third Amended and Restated Credit Agreement (the “New Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of America, N.A., and Wells Fargo Bank, National Association, as Syndication Agents, and SunTrust Bank, as Documentation Agent. The New Senior Credit Facility includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is a Term Loan A in the aggregate amount of $350.0 million, with a term of five years. The third facility is a Term Loan B in the amount of $200.0 million, with a term of seven years.
The New Senior Credit Facility resulted in a loss on debt extinguishment of $2.0 million related to the write-off of deferred financing fees.
The New Senior Credit Facility replaced the company's prior $1,250.0 million Second Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”), which was entered into on May 13, 2011. The Prior Senior Credit Facility included three different loan facilities.  The first was a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility was an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility was an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.
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
As of March 31, 2014 the company had the following two series of Senior Notes outstanding (collectively the “Senior Notes”):
•5.875% Senior Notes due 2022 (the "2022 Notes"); original principal amount: $300.0 million
•8.50% Senior Notes due 2020 (the "2020 Notes"); original principal amount: $600.0 million
Interest on the 2022 Notes is payable semiannually in April and October of each year, and interest on the 2020 Notes is payable semiannually in May and November of each year.
Each series of Senior Notes is an unsecured senior obligation ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s 100% owned domestic subsidiaries; these subsidiaries also guaranty the company’s obligations under the New Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.
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

On February 18, 2014 the Company redeemed its 2018 Notes for $419.0 million, or 104.750% expressed as a percentage of the principal amount. The redemption resulted in a loss on debt extinguishment of $23.3 million during the first quarter of 2014 and consisted of $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. Previously monetized derivative assets related to fixed-to-float interest rate swaps were treated as an increase to the debt balance of the 2018 Notes and were being amortized to interest expense over the life of the original swap. As a result of the redemption, the remaining monetization balance of $8.3 million as of February 18, 2014 was amortized as a reduction to interest expense during the first quarter of 2014.
As of March 31, 2014, the company had outstanding $74.9 million of other indebtedness that has a weighted-average interest rate of approximately 6.4%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of March 31, 2014, the company had outstanding $100.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the New Senior Credit Facility.  The unhedged portions of Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility. As of March 31, 2014, $75.0 million and $125.0 million of the 2020 and 2022 Notes, respectively, were swapped to floating rate interest. Including the impact of these floating rate swaps, the 2020 and 2022 Notes have all-in interest rates of 8.31% and 5.18%, respectively.
The balance sheet values of the Senior Notes as of March 31, 2014 and December 31, 2013 are not equal to the face value of the Notes due to the fact that the monetized value and the fair market value of the fixed-to-float interest rate hedges on these Notes are included in the applicable balance sheet values (see Note 4, “Derivative Financial Instruments” for more information).
As of March 31, 2014, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, the 2020 Notes, and the 2022 Notes.  Based upon the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent 12 months. As of March 31, 2014 our Consolidated Senior Secured Leverage Ratio was 2.32:1, while the maximum ratio is 3.50:1, and our Consolidated Interest Coverage Ratio was 4.21:1, above the minimum ratio of 2.25:1.
9. Accounts Receivable Securitization
The company maintains an accounts receivable securitization program with a commitment size of $150.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., 60 days) as noted below. Trade accounts receivables sold to a third-party financial institution (“Purchaser”) and being serviced by the company totaled $133.9 million as of March 31, 2014 and $148.9 million at December 31, 2013.
Due to an average collection cycle of less than 60 days for such accounts receivable as well as the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded as of March 31, 2014 and December 31, 2013 was $60.3 million and $41.3 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
The accounts receivable securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the New Senior Credit Facility.  As of March 31, 2014, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the accounts receivable securitization program.  Based on the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent twelve months.
10.  Income Taxes
For the three months ended March 31, 2014, the company recorded income tax expense of $2.6 million, compared to income tax expense of $8.5 million for the three months ended March 31, 2013. The decrease in the company's tax expense for the three months ended March 31, 2014 relative to the prior year resulted primarily from a lower level of income and a more favorable jurisdictional mix of pre-tax earnings.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.
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
The company’s unrecognized tax benefits, excluding interest and penalties, were $36.2 million as of March 31, 2014, and $35.9 million as of December 31, 2013.  All of the company’s unrecognized tax benefits as of March 31, 2014, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by up to $14.5 million, either because the company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 through 2011. In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008. In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance. The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any. The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012. In January 2013, the company received a formal rebuttal from the IRS and notification of the assignment of this matter to its Appeals division. Subsequent to an Appeals conference in September 2013, the Appeals division advised the company that the issue has been tentatively resolved in the company's favor. However, this tentative resolution is subject to review by the Joint Committee on Taxation and there can be no assurance that this matter will be ultimately resolved in the company’s favor. The company will continue to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter. The IRS also examined and proposed adjustments to the research and development credit generated in 2009. The company has tentatively resolved this issue; however, this tentative resolution is also subject to review by the Joint Committee on Taxation. Given the uncertainty, neither of the resolutions have been reflected in the current year results; however, should the resolutions be accepted by the Joint Committee on Taxation, the potential adjustments are not expected to have a material impact on the financial statements.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of March 31, 2014, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
As of March 31, 2014, there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.
11.  Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2014	2013
Basic weighted average common shares outstanding	134,187,169	132,306,735
Effect of dilutive securities	2,860,541	2,686,322
Diluted weighted average common shares outstanding	137,047,710	134,993,057
For the three months ended March 31, 2014 and March 31, 2013, 1.2 million and 2.7 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.

No dividends were paid during each of the three months ended March 31, 2014 and March 31, 2013.
12.  Stockholders’ Equity
The following is a roll forward of retained earnings and noncontrolling interest for the three months ended March 31, 2014 and 2013:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2013	$353.2	$6.8
Net (loss) earnings	(8.8)	3.9
Noncontrolling interest deconsolidation as a result of sale	—	(10.7)
Balance at March 31, 2014	$344.4	$—

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2012	$222.1	$(19.0)
Net earnings (loss)	10.4	(2.3)
Balance at March 31, 2013	$232.5	$(21.3)
Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.
Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of March 31, 2014, the company has purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization; however, the company has not purchased any shares of its common stock under this authorization since 2006.
Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2014 and 2013 are as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2013	$1.0	$(62.7)	$54.8	$(6.9)
Other comprehensive income (loss) before reclassifications	(0.9)	—	3.4	2.5
Amounts reclassified from accumulated other comprehensive income	(0.2)	0.8	—	0.6
Net current period other comprehensive income (loss)	(1.1)	0.8	3.4	3.1
Balance at March 31, 2014	$(0.1)	$(61.9)	$58.2	$(3.8)

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency items	Total
Balance at December 31, 2012	$0.6	$(80.3)	$50.3	$(29.4)
Other comprehensive loss before reclassifications	(2.7)	—	(14.6)	(17.3)
Amounts reclassified from accumulated other comprehensive income	0.1	1.0	—	1.1
Net current period other comprehensive income (loss)	(2.6)	1.0	(14.6)	(16.2)
Balance at March 31, 2013	$(2.0)	$(79.3)	$35.7	$(45.6)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2014:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$0.4		Cost of sales
Commodity contracts	(0.1)		Cost of sales
	0.3		Total before tax
	(0.1)		Tax expense
	$0.2		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.0)	(a)
	(1.0)		Total before tax
	0.2		Tax benefit
	$(0.8)		Net of Tax

Total reclassifications for the period	$(0.6)		Net of Tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16, "Employee Benefit Plans," for further details).
The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2013 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$0.3		Cost of sales
Commodity contracts	(0.5)		Cost of sales
	(0.2)		Total before tax
	0.1		Tax expense
	$(0.1)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.3)	(a)
	(1.3)		Total before tax
	0.3		Tax benefit
	$(1.0)		Net of Tax

Total reclassifications for the period	$(1.1)		Net of Tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16, "Employee Benefit Plans," for further details).

13.  Stock-Based Compensation
The company's 2013 Omnibus Incentive Plan (the "2013 Omnibus Plan") was approved by shareholders on May 7, 2013 and replaced the 2003 Incentive Stock and Awards Plan (the "2003 Stock Plan"), and the 2004 Non-Employee Director Stock and Awards Plan (the "2004 Stock Plan"). The 2013 Omnibus Plan also replaced the company's Short-Term Incentive Plan (the "STIP") as of December 31, 2013. The 2003 Stock Plan, the 2004 Stock Plan and the STIP may be effectively referred to as the "Prior Plans." No new awards may be granted under the Prior Plans and after the respective termination dates, but the Prior Plans continue to govern awards outstanding; outstanding awards will continue in force and effect until vested, exercised or forfeited pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. The total number of shares of the company's common stock originally available for awards under the 2013 Omnibus Plan is 8.0 million shares and is subject to adjustments for stock splits, stock dividends and certain other transactions or events in the future.
Stock-based compensation expense was $4.5 million and $4.5 million for the three months ended March 31, 2014 and 2013, respectively.  The company granted options to acquire 0.3 million and 0.4 million shares of common stock to officers and employees during the first quarters of 2014 and 2013, respectively.  In addition, the company issued a total of 0.1 million shares of restricted stock units to employees and directors during the first quarter of 2014, and 0.1 million shares of restricted stock awards to directors during the first quarter of 2013.  The restricted stock units granted to employees in 2014 vest on the third anniversary of the grant date. The restricted stock units granted to directors in 2014 vest on the second anniversary of the grant date. The restrictions on restricted share awards granted to directors in 2013 expire on the third anniversary of the grant date.
Performance shares granted are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year.  The performance shares granted in 2014 and 2013 are earned based on the extent to which performance goals are met by the company over the three-year periods from January 1, 2014 to December 31, 2016, and January 1, 2013 to December 31, 2015, respectively.  The performance goals for the performance shares granted in 2014 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on EVA® improvement over the three-year period.  The performance goals for the performance shares granted in 2013 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on debt reduction over the three-year period. Depending on the foregoing factors, the number of shares awarded could range from zero to 0.5 million and zero to 0.8 million for the 2014 and 2013 performance share grants, respectively.
The company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
14.  Contingencies and Significant Estimates
As of March 31, 2014, the company held reserves for environmental matters related to Enodis locations of approximately $0.6 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in the aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.
As of March 31, 2014, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last ten years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of March 31, 2014, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 were $26.0 million and $25.0 million, respectively; $5.5 million and $5.7 million, respectively, was reserved specifically for actual cases and $20.5 million and $19.3 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
As of March 31, 2014 and December 31, 2013, the company had reserved $96.2 million and $99.0 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.
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
15. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of March 31, 2014 and December 31, 2013 was $58.6 million and $62.6 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding as of March 31, 2014 and December 31, 2013 was $57.7 million and $66.8 million, respectively.  These amounts are not reduced for amounts the company would recover from the repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2018.
During the three months ended March 31, 2014 and 2013 the company sold $20.7 million and $2.1 million, respectively, of additional long term notes receivable to third party financing companies. Related to notes sold, the company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Condensed Consolidated Statements of Cash Flows.  During the three months ended March 31, 2014 and 2013, the customers paid $27.9 million and $16.4 million, respectively, on the notes to the third party financing companies.  As of March 31, 2014 and December 31, 2013, the outstanding balance of the notes receivable guaranteed by the company was $28.0 million and $34.3 million, respectively.
See Note 2, "Discontinued Operations," for further discussion of debt guaranteed by the company related to Manitowoc Dong Yue.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the three months ended March 31, 2014 and the year ended December 31, 2013:

(in millions)	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance at beginning of period	$99.0	$101.2
Accruals for warranties issued during the period	14.5	58.6
Acquisition of Inducs, AG	—	0.2
Settlements made (in cash or in kind) during the period	(17.4)	(61.7)
Currency translation	0.1	0.7
Balance at end of period	$96.2	$99.0
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
The components of periodic benefit costs for the three months ended March 31, 2014 and March 31, 2013 are as follows:

	Three Months Ended March 31, 2014
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.6	$0.1
Interest cost of projected benefit obligations	2.6	2.7	0.5
Expected return on plan assets	(2.4)	(2.3)	—
Amortization of actuarial net loss	0.7	0.4	(0.1)
Net periodic benefit costs	$0.9	$1.4	$0.5

	Three Months Ended March 31, 2013
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.6	$0.2
Interest cost of projected benefit obligations	2.4	2.5	0.5
Expected return on plan assets	(2.5)	(1.9)	—
Amortization of actuarial net loss	0.8	0.5	—
Net periodic benefit costs	$0.7	$1.7	$0.7
17. Restructuring
The following is a rollforward of all restructuring activities relating to the Crane segment for the three months ended March 31, 2014 (in millions):

Restructuring Reserve Balance as of December 31, 2013	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of March 31, 2014
$4.3	$0.6	$(0.9)	$—	$4.0

The following is a rollforward of all restructuring activities relating to the Foodservice segment for the three months ended March 31, 2014 (in millions):

Restructuring Reserve Balance as of December 31, 2013	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of March 31, 2014
$16.3	$1.4	$(1.0)	$—	$16.7
18. Recent Accounting Changes and Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08. This ASU changes the requirements for reporting discontinued operations in Accounting Standard Codification Subtopic 205-20, and will now require a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There will also be additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014, with early adoption permitted. The significance of this guidance for the company is dependent on any future disposals.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  This new standard generally requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs are netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the company's consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU changes a parent entity's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The significance of this guidance for the company is dependent on any future derecognition events involving the company's foreign entities.

19.  Business Segments
The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has two reportable segments: Crane and Foodservice.  Net sales and earnings from operations by segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2014	2013
Net sales:
Crane	$466.7	$544.0
Foodservice	383.3	350.6
Total net sales	$850.0	$894.6
Earnings (loss) from continuing operations:
Crane	$22.6	$34.9
Foodservice	57.9	49.1
Corporate expense	(16.1)	(18.5)
Amortization expense	(8.8)	(9.0)
Restructuring expense	(2.0)	(0.3)
Other	—	(0.3)
Earnings from continuing operations	$53.6	$55.9
Other income (expenses):
Interest expense	$(19.3)	$(33.0)
Amortization of deferred financing fees	(1.2)	(1.8)
Loss on debt extinguishment	(25.3)	(0.4)
Other income (expense)-net	0.8	1.6
Earnings from continuing operations before taxes on earnings	$8.6	$22.3

As of March 31, 2014 and December 31, 2013, the total assets by segment were as follows:

(in millions)	March 31, 2014	December 31, 2013
Crane	$1,985.2	$1,900.4
Foodservice	1,962.8	1,904.3
Corporate	170.7	171.9
Total	$4,118.7	$3,976.6
20. Subsequent Events
During April 2014, the company entered into float-to-fixed interest rate swap designated as a cash flow hedge with notional value of $175.0 million related to Term Loan A under the New Senior Credit Facility. As a result, $175.0 million of Term Loan A is hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility.

21.  Subsidiary Guarantors of 2020 Notes and 2022 Notes

The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the 2020 Notes and 2022 Notes, which include substantially all of the domestic, 100% owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly- and partially-owned foreign subsidiaries of the Parent, which do not guarantee the 2020 Notes and 2022 Notes (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$547.4	$430.7	$(128.1)	$850.0
Costs and expenses:
Cost of sales	—	416.5	334.5	(128.1)	622.9
Engineering, selling and administrative expenses	15.2	74.5	73.0	—	162.7
Amortization expense	—	7.4	1.4	—	8.8
Restructuring expense	—	1.4	0.6	—	2.0
Equity in (earnings) loss of subsidiaries	(13.0)	(9.4)	—	22.4	—
Total costs and expenses	2.2	490.4	409.5	(105.7)	796.4

Operating earnings (loss) from continuing operations	(2.2)	57.0	21.2	(22.4)	53.6

Other income (expenses):
Interest expense	(16.7)	(0.4)	(2.2)	—	(19.3)
Amortization of deferred financing fees	(1.2)	—	—	—	(1.2)
Loss on debt extinguishment	(25.3)	—	—	—	(25.3)
Management fee income (expense)	15.4	(17.0)	1.6	—	—
Other income (expense), net	5.4	(7.9)	3.3	—	0.8
Total other income (expenses)	(22.4)	(25.3)	2.7	—	(45.0)

Earnings (loss) from continuing operations before taxes on earnings	(24.6)	31.7	23.9	(22.4)	8.6
Provision (benefit) for taxes on income	(15.8)	12.2	6.2	—	2.6
Earnings (loss) from continuing operations	(8.8)	19.5	17.7	(22.4)	6.0

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.1)	(0.9)	—	(1.0)
Loss on sale of discontinued operations, net of income taxes	—	—	(9.9)	—	(9.9)
Net earnings (loss)	(8.8)	19.4	6.9	(22.4)	(4.9)
Less: Net earnings attributable to noncontrolling interest	—	—	3.9	—	3.9
Net earnings (loss) attributable to Manitowoc	$(8.8)	$19.4	$3.0	$(22.4)	$(8.8)

Comprehensive income (loss) attributable to Manitowoc	$(5.7)	$18.2	$(1.6)	$(16.6)	$(5.7)

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$619.8	$444.1	$(169.3)	$894.6
Costs and expenses:
Cost of sales	—	479.6	362.2	(169.3)	672.5
Engineering, selling and administrative expenses	17.7	64.3	74.6	—	156.6
Amortization expense	—	7.4	1.6	—	9.0
Restructuring expense	—	—	0.3	—	0.3
Other	—	0.3	—	—	0.3
Equity in (earnings) loss of subsidiaries	(25.5)	(12.8)	—	38.3	—
Total costs and expenses	(7.8)	538.8	438.7	(131.0)	838.7

Operating earnings (loss) from continuing operations	7.8	81.0	5.4	(38.3)	55.9

Other income (expenses):
Interest expense	(30.4)	(0.2)	(2.4)	—	(33.0)
Amortization of deferred financing fees	(1.8)	—	—	—	(1.8)
Loss on debt extinguishment	(0.4)	—	—	—	(0.4)
Management fee income (expense)	14.8	(17.4)	2.6	—	—
Other income (expense), net	4.4	(7.7)	4.9	—	1.6
Total other income (expenses)	(13.4)	(25.3)	5.1	—	(33.6)

Earnings (loss) from continuing operations before taxes on earnings	(5.6)	55.7	10.5	(38.3)	22.3
Provision (benefit) for taxes on earnings	(16.0)	19.2	5.3	—	8.5
Earnings (loss) from continuing operations	10.4	36.5	5.2	(38.3)	13.8

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.2)	(3.9)	—	(4.1)
Loss on sale of discontinued operations, net of income taxes	—	—	(1.6)	—	(1.6)
Net earnings (loss)	10.4	36.3	(0.3)	(38.3)	8.1
Less: Net loss attributable to noncontrolling interest	—	—	(2.3)	—	(2.3)
Net earnings (loss) attributable to Manitowoc	$10.4	$36.3	$2.0	$(38.3)	$10.4

Comprehensive income (loss) attributable to Manitowoc	$(5.8)	$36.3	$8.1	$(44.4)	$(5.8)

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of March 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4.7	$5.2	$68.9	$—	$78.8
Restricted cash	2.8	—	23.1	—	25.9
Accounts receivable — net	—	15.8	282.6	—	298.4
Intercompany short term note receivable	—	—	36.0	(36.0)	—
Intercompany interest receivable	27.2	3.1	—	(30.3)	—
Inventories — net	—	358.9	465.1	—	824.0
Deferred income taxes	73.6	—	14.7	—	88.3
Other current assets	3.9	5.5	111.5	—	120.9
Total current assets	112.2	388.5	1,001.9	(66.3)	1,436.3

Property, plant and equipment — net	6.1	292.3	281.4	—	579.8
Goodwill	—	960.5	260.3	—	1,220.8
Other intangible assets — net	—	583.9	175.5	—	759.4
Intercompany long-term receivable	972.8	158.6	905.3	(2,036.7)	—
Intercompany accounts receivable	—	1,532.2	754.2	(2,286.4)	—
Other non-current assets	40.6	3.4	78.4	—	122.4
Investment in affiliates	4,384.8	3,510.2	—	(7,895.0)	—
Total assets	$5,516.5	$7,429.6	$3,457.0	$(12,284.4)	$4,118.7

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$47.3	$376.7	$364.8	$—	$788.8
Short-term borrowings and current portion of long-term debt	21.7	0.7	43.4	—	65.8
Intercompany short term note payable	36.0	—	—	(36.0)	—
Intercompany interest payable	3.1	—	27.2	(30.3)	—
Product warranties	—	44.6	32.9	—	77.5
Customer advances	—	10.0	15.9	—	25.9
Product liabilities	—	22.2	3.8	—	26.0
Total current liabilities	108.1	454.2	488.0	(66.3)	984.0
Non-Current Liabilities:
Long-term debt, less current portion	1,748.9	2.0	28.8	—	1,779.7
Deferred income taxes	167.4	—	66.6	—	234.0
Pension obligations	90.5	8.2	4.9	—	103.6
Postretirement health and other benefit obligations	40.6	2.1	1.8	—	44.5
Long-term deferred revenue	—	8.5	28.5	—	37.0
Intercompany long-term note payable	183.3	833.4	1,020.0	(2,036.7)	—
Intercompany accounts payable	2,286.4	—	—	(2,286.4)	—
Other non-current liabilities	97.1	15.6	29.0	—	141.7
Total non-current liabilities	4,614.2	869.8	1,179.6	(4,323.1)	2,340.5
Equity
Total equity	794.2	6,105.6	1,789.4	(7,895.0)	794.2
Total liabilities and equity	$5,516.5	$7,429.6	$3,457.0	$(12,284.4)	$4,118.7

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.2	$3.3	$50.4	$—	$54.9
Restricted cash	2.8	—	10.0	—	12.8
Accounts receivable — net	0.2	16.5	238.8	—	255.5
Intercompany short term note receivable	—	—	112.1	(112.1)	—
Intercompany interest receivable	18.4	3.2	—	(21.6)	—
Inventories — net	—	333.4	387.4	—	720.8
Deferred income taxes	73.2	—	16.7	—	89.9
Other current assets	3.4	5.9	104.6	—	113.9
Current assets of discontinued operations	—	—	15.1	—	15.1
Total current assets	99.2	362.3	935.1	(133.7)	1,262.9

Property, plant and equipment — net	6.3	291.9	280.6	—	578.8
Goodwill	—	960.5	258.1	—	1,218.6
Other intangible assets — net	—	591.3	174.9	—	766.2
Intercompany long-term notes receivable	964.4	158.5	903.7	(2,026.6)	—
Intercompany accounts receivable	—	1,565.2	1,848.8	(3,414.0)	—
Other non-current assets	42.9	3.4	80.5	—	126.8
Long-term assets of discontinued operations	—	—	23.3	—	23.3
Investment in affiliates	5,356.2	3,505.6	—	(8,861.8)	—
Total assets	$6,469.0	$7,438.7	$4,505.0	$(14,436.1)	$3,976.6

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$108.1	$404.2	$423.3	$—	$935.6
Short-term borrowings and current portion of long-term debt	—	0.7	22.0	—	22.7
Intercompany short term note payable	112.1	—	—	(112.1)	—
Intercompany interest payable	3.2	—	18.4	(21.6)	—
Product warranties	—	47.3	33.8	—	81.1
Customer advances	—	12.9	22.0	—	34.9
Product liabilities	—	21.2	3.8	—	25.0
Current liabilities of discontinued operation	—	—	26.1	—	26.1
Total current liabilities	223.4	486.3	549.4	(133.7)	1,125.4
Non-Current Liabilities:
Long-term debt, less current portion	1,474.7	2.2	27.2	—	1,504.1
Deferred income taxes	165.2	—	49.1	—	214.3
Pension obligations	91.0	6.4	4.1	—	101.5
Postretirement health and other benefit obligations	40.6	2.1	2.0	—	44.7
Long-term deferred revenue	—	9.2	28.4	—	37.6
Intercompany long-term note payable	183.3	832.2	1,011.1	(2,026.6)	—
Intercompany accounts payable	3,414.0	—	—	(3,414.0)	—
Other non-current liabilities	101.3	15.6	47.6	—	164.5
Long-term liabilities of discontinued operations	—	—	2.2	—	2.2
Total non-current liabilities	5,470.1	867.7	1,171.7	(5,440.6)	2,068.9
Equity
Manitowoc stockholders' equity	775.5	6,084.7	2,777.1	(8,861.8)	775.5
Noncontrolling interest	—	—	6.8	—	6.8
Total equity	775.5	6,084.7	2,783.9	(8,861.8)	782.3
Total liabilities and equity	$6,469.0	$7,438.7	$4,505.0	$(14,436.1)	$3,976.6

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used for operating activities of continuing operations	$(89.1)	$(29.7)	$(145.8)	$—	$(264.6)
Cash used for operating activities of discontinued operations	—	(0.1)	(6.7)	—	(6.8)
Net cash used for operating activities	(89.1)	(29.8)	(152.5)	—	(271.4)

Cash Flows from Investing:
Capital expenditures	—	(9.7)	(7.0)	—	(16.7)
Proceeds from sale of property, plant and equipment	—	—	1.0	—	1.0
Restricted cash	—	—	(13.2)	—	(13.2)
Intercompany investments	(147.6)	43.8	173.3	(69.5)	—
Net cash provided by (used for) investing activities	(147.6)	34.1	154.1	(69.5)	(28.9)

Cash Flows from Financing:
Proceeds on revolving credit facility—net	314.0	—	—	—	314.0
Payments on long-term debt	(562.6)	(0.2)	(7.9)	—	(570.7)
Proceeds from long-term debt	550.0	—	30.6	—	580.6
Payments on notes financing—net	—	—	(7.2)	—	(7.2)
Debt issuance costs	(4.9)	—	—	—	(4.9)
Exercises of stock options	19.9	—	—	—	19.9
Intercompany financing	(76.2)	(2.2)	8.9	69.5	—
Net cash provided by financing activities of continuing operations	240.2	(2.4)	24.4	69.5	331.7
Net cash used for financing activities of discontinued operations	—	—	(7.2)	—	(7.2)
Net cash provided by (used for) financing activities	240.2	(2.4)	17.2	69.5	324.5

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Net increase in cash and cash equivalents	3.5	1.9	18.5	—	23.9

Balance at beginning of period	1.2	3.3	50.4	—	54.9
Balance at end of period	$4.7	$5.2	$68.9	$—	$78.8

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$(29.9)	$20.9	$(93.9)	$—	$(102.9)
Cash used for operating activities of discontinued operations	—	(0.2)	(4.9)	—	(5.1)
Net cash provided by (used for) operating activities	(29.9)	20.7	(98.8)	—	(108.0)

Cash Flows from Investing:
Capital expenditures	—	(12.3)	(8.6)	—	(20.9)
Proceeds from sale of property, plant and equipment	—	0.2	0.3	—	0.5
Restricted cash	—	—	(0.5)	—	(0.5)
Proceeds from sale of business	—	—	39.2	—	39.2
Intercompany investments	(67.5)	5.4	76.3	(14.2)	—
Net cash provided by (used for) investing activities of continuing operations	(67.5)	(6.7)	106.7	(14.2)	18.3
Net cash used for investing activities of discontinued operations	—	—	(0.2)	—	(0.2)
Net cash provided by (used for) investing activities	(67.5)	(6.7)	106.5	(14.2)	18.1

Cash Flows from Financing:
Proceeds from revolving credit facility—net	125.6	—	24.1	—	149.7
Payments on long-term debt	(27.2)	(0.2)	(2.1)	—	(29.5)
Proceeds from long-term debt	—	—	9.1	—	9.1
Payments on notes financing—net	—	—	(14.3)	—	(14.3)
Exercises of stock options	2.7	—	—	—	2.7
Intercompany financing	—	(11.8)	(2.4)	14.2	—
Net cash provided by (used for) financing activities	101.1	(12.0)	14.4	14.2	117.7

Effect of exchange rate changes on cash	—	—	—	—	—

Net increase in cash and cash equivalents	3.7	2.0	22.1	—	27.8

Balance at beginning of period	12.0	4.0	57.2	—	73.2
Balance at end of period	$15.7	$6.0	$79.3	$—	$101.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations for the Three Months Ended March 31, 2014 and 2013
The results for the three months ended March 31, 2013 have been revised to reflect reclassifications due to discontinued operations. See Note 2, "Discontinued Operations," of the condensed consolidated financial statements for further discussion.
Analysis of Net Sales
The following table presents net sales by business segment:

	Three Months Ended March 31,
(in millions)	2014	2013
Net sales:
Crane	$466.7	$544.0
Foodservice	383.3	350.6
Total net sales	$850.0	$894.6
Consolidated net sales for the three months ended March 31, 2014 decreased 5.0% to $850.0 million from $894.6 million for the same period in 2013.  The decrease in net sales was primarily driven by a 14.2% decrease in Crane segment net sales for the three months ended March 31, 2014 compared to the same period in 2013.  Foodservice segment net sales for the three months ended March 31, 2014 increased by 9.3% compared to the prior year period.
Crane segment net sales decreased 14.2% for the three months ended March 31, 2014 to $466.7 million versus $544.0 million for the same period in 2013.  The decrease in net sales for the three months ended March 31, 2014 was primarily due to volume decreases across almost all product lines and regions, partially offset by sales increases as a result of pricing actions. Crane segment sales for the three months ended March 31, 2014 were favorably impacted by $8.0 million from the volatility of foreign currencies in relation to the U.S. Dollar.
As of March 31, 2014, total Crane segment backlog was $841.6 million, a 46.6% increase from the December 31, 2013 backlog of $574.2 million, and a 8.4% increase from the March 31, 2013 backlog of $776.1 million.
Net sales from the Foodservice segment for the three months ended March 31, 2014 increased 9.3% to $383.3 million versus $350.6 million for the comparable period in 2013. The increase in net sales was primarily driven by volume increases as a result of new product roll outs.  Foodservice segment sales for the three months ended March 31, 2014 were favorably impacted by $1.9 million from the volatility of foreign currencies in relation to the U.S. Dollar.

Analysis of Operating Earnings
The following table presents operating earnings by business segment.

	Three Months Ended March 31,
(in millions)	2014	2013
Earnings from operations:
Crane	$22.6	$34.9
Foodservice	57.9	49.1
Corporate expense	(16.1)	(18.5)
Amortization expense	(8.8)	(9.0)
Restructuring expense	(2.0)	(0.3)
Other	—	(0.3)
Total	$53.6	$55.9
Consolidated gross profit for the three months ended March 31, 2014 was $227.1 million, an increase of $5.0 million compared to the $222.1 million of consolidated gross profit for the same period in 2013. The increase in consolidated gross profit for the three months ended March 31, 2014 compared to the prior year period was driven by an 11.8% increase in Foodservice segment gross profit, partially offset by an 8.3% decrease in Crane segment gross profit.
For the three months ended March 31, 2014 compared to the same period in 2013, the Crane segment gross profit decreased $8.8 million. This decrease was primarily the result of the sales decrease noted previously, partially offset by manufacturing cost reduction initiatives and pricing actions.
For the three months ended March 31, 2014, the Foodservice segment gross profit increased $13.8 million compared to the same period last year. This increase was primarily due to sales volume increases along with manufacturing cost reduction initiatives and pricing actions. This was partially offset by an increase in warranty expense.
For the three months ended March 31, 2014, engineering, selling and administrative (ES&A) expenses increased $6.1 million to $162.7 million versus $156.6 million for the three months ended March 31, 2013. Crane segment ES&A increased $3.5 million for the three months ended March 31, 2014 compared to the prior year period. The increase in Crane segment ES&A was primarily the result of an increase in trade show and legal expenses, partially offset by decreased levels of discretionary spending. Foodservice segment ES&A increased $5.0 million for the three months ended March 31, 2014 compared to the prior year period primarily as a result of an increase in headcount and increased sales-related and product liability expenses.
For the three months ended March 31, 2014, Crane segment operating earnings were $22.6 million compared to $34.9 million for the three months ended March 31, 2013. The decrease in operating earnings was a result of the decrease in gross profit coupled with the ES&A increase described above.
For the three months ended March 31, 2014, Foodservice segment operating earnings were $57.9 million compared to $49.1 million for the three months ended March 31, 2013. The increase in operating earnings was a result of the gross profit increase, partially offset by the ES&A increase described above.
For the three months ended March 31, 2014 corporate expenses were $16.1 million compared to $18.5 million for the prior year period. The decrease was primarily due to lower employee benefit costs, partially offset by an increase in professional fees.
Analysis of Non-Operating Income Statement Items
The loss on debt extinguishment for the three months ended March 31, 2014 was $25.3 million of which $23.3 million related to redemption of the 2018 Notes, which consisted of $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. The remaining $2.0 million loss related to the write-off of deferred financing fees as a result of the January 2014 credit facility refinancing. The loss on debt extinguishment for the three months ended March 31, 2013 was $0.4 million, which was related to the accelerated pay downs on Term Loans A and B.
Interest expense for the three months ended March 31, 2014 was $19.3 million versus $33.0 million for the three months ended March 31, 2013.  The decrease in interest expense for the three months ended March 31, 2014 was a result of the company's debt reduction efforts and the remaining monetization balance of $8.3 million that was amortized as a reduction to interest expense during the first quarter of 2014 as a result of the 2018 Notes redemption.  Amortization expenses for deferred financing fees were $1.2 million for the three months ended March 31, 2014 compared to $1.8 million for the three months ended March 31, 2013. The decrease in amortization expense for the three months ended March 31, 2014 was related to the lower balance of deferred financing fees as a result of the 2018 Notes redemption and the company's debt reduction efforts.
Other income, net for the three months ended March 31, 2014 was income of $0.8 million compared to other income of $1.6 million for the same period in 2013. The decrease in other income for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to foreign currency losses in 2014 compared to foreign currency gains in 2013.
For the three months ended March 31, 2014, the company recorded income tax expense of $2.6 million, compared to income tax expense of $8.5 million for the three months ended March 31, 2013.  The decrease in the company's tax expense for the three months ended March 31, 2014 relative to the prior year resulted primarily from a lower level of income and a more favorable jurisdictional mix of pre-tax earnings.  The effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.
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
The company’s unrecognized tax benefits, excluding interest and penalties, were $36.2 million as of March 31, 2014, and $35.9 million as of December 31, 2013.  All of the company’s unrecognized tax benefits as of March 31, 2014, if recognized, would impact its effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by up to $14.5 million, either because the company’s tax positions are sustained on audit or settled or the applicable statute of limitations closes.
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 through 2011.  In August 2012, the company received a Notice of Proposed Assessment (“NOPA”) related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008.  In September 2012, the company responded to the NOPA indicating its formal disagreement and subsequently received an Examination Report which includes the proposed disallowance.  The largest potential adjustment for this matter could, if the IRS were to prevail, increase the company’s potential federal tax expense and cash outflow by approximately $134.0 million plus interest and penalties, if any.  The company filed a formal protest to the proposed adjustment during the fourth quarter of 2012.  In January 2013, the company received a formal rebuttal from the IRS and notification of the assignment of this matter to its Appeals division. Subsequent to an Appeals conference in September 2013, the Appeals division advised the company that the issue has been tentatively resolved in the company's favor. However, this tentative resolution is subject to review by the Joint Committee on Taxation and there can be no assurance that this matter will be ultimately resolved in the company’s favor.  The company will continue to pursue all administrative and, if necessary, judicial remedies with respect to resolving this matter.  The IRS also examined and proposed adjustments to the research and development credit generated in 2009.  The company has tentatively resolved this issue; however, this tentative resolution is also subject to review by the Joint Committee on Taxation. Given the uncertainty, neither of the resolutions have been reflected in the current year results; however, should the resolutions be accepted by the Joint Committee on Taxation, the potential adjustments are not expected to have a material impact on the financial statements.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of March 31, 2014, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
As of March 31, 2014 there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.
Loss from discontinued operations for the three months ended March 31, 2014 was $1.0 million compared to $4.1 million for the same period ended 2013. The decrease in loss from discontinued operations for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to the disposal of Manitowoc Dong Yue in January of 2014.

Loss on sale of discontinued operations was $9.9 million for the three months ended March 31, 2014 related to the sale of Manitowoc Dong Yue.  Loss on sale of discontinued operations was $1.6 million for the three months ended March 31, 2013 related to the sale of the Jackson business and was primarily attributable to tax expense of $3.3 million. For more information regarding the sale of Manitowoc Dong Yue and the Jackson business, see Note 2, "Discontinued Operations," of the condensed consolidated financial statements.
Financial Condition
First Three Months of 2014
Cash and cash equivalents balance as of March 31, 2014 totaled $78.8 million, an increase of $23.9 million from the December 31, 2013 balance of $54.9 million.  Cash flow used for operating activities of continuing operations for the first three months of 2014 was $264.6 million compared to cash used for continuing operations of $102.9 million for the first three months of 2013.  During the first three months of 2014, the increase in cash flows used for continuing operations was primarily due to an increase in income taxes paid, unfavorable changes in the timing of accounts payable payments, and other miscellaneous unfavorable working capital changes.
Cash flows used for investing activities of $28.9 million for the first three months of 2014 primarily consisted of capital expenditures of $16.7 million, with the majority of the capital expenditures related to equipment purchases for the Crane and Foodservice segments and the enterprise resource planning ("ERP") system implementation in the Crane segment.
Cash flows provided by financing activities of $324.5 million for the first three months of 2014 consisted primarily of proceeds from the revolving credit facility.
First Three Months of 2013
Cash and cash equivalents balance as of March 31, 2013 totaled $101.0 million, an increase of $27.8 million from the December 31, 2012 balance of $73.2 million. Cash flow used for operating activities of continuing operations for the first three months of 2013 was $102.9 million compared to cash used for continuing operations of $126.0 million for the first three months of 2012. During the first three months of 2013, cash flows from continuing operations were used primarily for working capital to support increased order activity. Inventory increases resulted in a use of cash of $102.2 million to support increased order activity in the Crane segment.
Cash flows provided by investing activities of $18.1 million for the first three months of 2013 primarily consisted of proceeds of $39.2 million related to the sale of the Jackson business, partially offset by capital expenditures $20.9 million. The majority of the capital expenditures were related to equipment purchases for the Crane and Foodservice segments, continued investment in the company's facility in Brazil and the ERP system implementation in the Crane segment.
Cash flows provided by financing activities of $117.7 million for the first three months of 2013 consisted primarily of proceeds from the revolving credit facility.
Liquidity and Capital Resources
Outstanding debt as of March 31, 2014 and December 31, 2013 is summarized as follows:

(in millions)	March 31, 2014	December 31, 2013
Revolving credit facility	$314.0	$—
Term loan A	350.0	162.5
Term loan B	200.0	—
Senior notes due 2018	—	408.4
Senior notes due 2020	614.9	614.8
Senior notes due 2022	291.7	289.1
Other	74.9	52.0
Total debt	1,845.5	1,526.8
Less current portion and short-term borrowings	(65.8)	(22.7)
Long-term debt	$1,779.7	$1,504.1

On January 3, 2014, the company entered into a $1,050.0 million Third Amended and Restated Credit Agreement (the “New Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of America, N.A., and Wells Fargo Bank, National Association, as Syndication Agents, and SunTrust Bank, as Documentation Agent. The New Senior Credit Facility includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is a Term Loan A in the aggregate amount of $350.0 million, with a term of five years. The third facility is a Term Loan B in the amount of $200.0 million, with a term of seven years.
The New Senior Credit Facility resulted in a loss on debt extinguishment of $2.0 million related to the write-off of deferred financing fees.
The New Senior Credit Facility, replaced the company's prior $1,250.0 million Second Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”), which was entered on May 13, 2011. The Prior Senior Credit Facility included three different loan facilities.  The first was a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility was an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility was an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.
The company has the following two series of Senior Notes outstanding (collectively, the “Senior Notes”):
•5.875% Senior Notes due 2022 (the "2022 Notes"); original principal amount: $300.0 million
•8.50% Senior Notes due 2020 (the "2020 Notes"); original principal amount: $600.0 million
Interest on the 2022 Notes is payable semiannually in April and October of each year; and interest on the 2020 Notes is payable semiannually in May and November of each year.
On February 18, 2014 the Company redeemed its 2018 Notes for $419.0 million or 104.750%, expressed as a percentage of the principal amount. The redemption resulted in a loss on debt extinguishment of $23.3 million during the first quarter of 2014 and consisted of $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. Previously monetized derivative assets related to fixed-to-float interest rate swaps were treated as an increase to the debt balance of the 2018 Notes and were being amortized to interest expense over the life of the original swap. As a result of the redemption, the remaining monetization balance of $8.3 million as of February 18, 2014 was amortized as a reduction to interest expense during the first quarter of 2014.
See additional discussion of the New Senior Credit Facility and the Senior Notes in Note 8, “Debt,” of the condensed consolidated financial statements.
As of March 31, 2014, the company had outstanding $74.9 million of other indebtedness that has a weighted-average interest rate of approximately 6.4%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of March 31, 2014, the company had outstanding $100.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the New Senior Credit Facility.  The unhedged portions of Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility. As of March 31, 2014, $75.0 million and $125.0 million of the 2020 Notes and 2022 Notes were swapped to floating rate interest. Including the impact of these swaps, the 2020 Notes and 2022 Notes have an all-in interest rate of 8.31% and 5.18%, respectively.
As of March 31, 2014, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, 2020 Notes, and 2022 Notes.  Based upon current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months. As of March 31, 2014 the company’s Consolidated Senior Secured Leverage Ratio was 2.32:1, while the maximum ratio is 3.50:1, and our Consolidated Interest Coverage Ratio was 4.21:1, above the minimum ratio of 2.25:1.
The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of March 31, 2014 was $461.5 million. The company believes this non-GAAP measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of net earnings attributable to the company to Adjusted EBITDA for the trailing twelve months ended March 31, 2014 was as follows:

Trailing Twelve Months,
(in millions)	March 31, 2014
Net earnings attributable to Manitowoc	$122.6
Loss from discontinued operations	8.8
Loss on sale of discontinued operations	11.0
Depreciation and amortization	98.2
Interest expense and amortization of deferred financing fees	121.1
Costs due to early extinguishment of debt	27.9
Restructuring charges	6.5
Income taxes	30.2
Forgiveness of Loan to Manitowoc Dong Yue	39.9
Other	(4.7)
Adjusted EBITDA	$461.5
The company maintains an accounts receivable securitization program with a commitment size of $150.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  See Note 9, “Accounts Receivable Securitization,” of the condensed consolidated financial statements for further details regarding the program.
The company’s liquidity position at March 31, 2014 and December 31, 2013 is summarized as follows:

(in millions)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$78.8	$54.9
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(314.0)	—
Less: Outstanding letters of credit	(3.7)	(30.6)
Total liquidity	$261.1	$524.3
The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.
The revolving facility under the New Senior Credit Facility has a maximum borrowing capacity of $500.0 million and expires in January 2019.  As of March 31, 2014, the revolving facility had a balance of $314.0 million.  During the quarter the highest daily borrowing was $431.0 million and the average borrowing was $283.2 million, while the average interest rate was 3.15% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company.  As of March 31, 2014, the spreads for LIBOR and Prime borrowings were both 2.00% given the effective Consolidated Total Leverage Ratio for this period.
The company has not provided for additional U.S. income taxes on approximately $752.8 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At March 31, 2014, approximately $43.0 million of the company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the company has asserted are permanently reinvested. The company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the United States through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the company does not currently forecast a need for these funds in the U.S. because its U.S. operations and debt service are supported by the cash generated by its U.S. operations. The company would only plan to repatriate foreign cash when it would attract a low tax cost.

Critical Accounting Policies
Our critical accounting policies have not materially changed since the 2013 Form 10-K was filed.
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
Crane-cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world, including as a result of U.S. government budget sequestration or other government-related issues or developments; unanticipated changes in global demand for high-capacity lifting equipment; changes in demand for lifting equipment in emerging economies; the replacement cycle of technologically obsolete cranes; and demand for used equipment.
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
Corporate (including factors that may affect both of our segments)-changes in laws and regulations, as well as their enforcement, throughout the world; the ability to finance, complete, successfully integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances and joint ventures; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, and unanticipated issues associated with transitional services; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; the ability to focus and capitalize on product quality and reliability; issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, and/or consolidations of existing facilities and operations; efficiencies and capacity utilization of facilities; actions of competitors, including competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; unanticipated changes in capital and financial markets; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of additional financing leverage; the ability to convert orders and order activity into sales and the timing for those sales; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; growth of general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms); unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of a tax matter with the IRS related to the calendar years 2008 and 2009; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company's business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; risks associated with data security and technological systems and protections; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; government approval and funding of projects and the effects of U.S. government budget sequestration or other government-related issues or developments; and other events outside our control.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
The company’s market risk disclosures have not materially changed since the 2013 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2013.
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
Item 1A. Risk Factors
The company’s risk factors disclosures have not materially changed since the 2013 Form 10-K was filed. The company’s risk factors are incorporated by reference from Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Item 6.  Exhibits
(a)   Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2014	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
March 31, 2014

Exhibit No.	Description	Filed/Furnished Herewith

10.1	Amendment No. 2 to the Fourth Amended and Restated Receivables Purchase Agreement by and among Manitowoc Funding, LLC, as U.S. Seller, Manitowoc Cayman Islands Funding Ltd., as Cayman Seller, The Manitowoc Company, Inc., as a Servicer, Garland Commercial Ranges Limited, as a Servicer, Convotherm Elektrogeräte GmbH, as a Servicer, and Wells Fargo, N.A., as Purchaser and Agent dated as of January 10, 2014. (Reflects non-material changes finalized in January 2014.)	X	(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith
(2)  Furnished Herewith