Form 10-Q
period 2014-06-30
MANITOWOC CO INC
filed 2014-08-01
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2014, the most recent practicable date, was 135,298,313.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,012.8	$1,037.1	$1,862.8	$1,931.7
Costs and expenses:
Cost of sales	740.5	761.1	1,363.4	1,433.6
Engineering, selling and administrative expenses	167.0	159.5	329.7	316.1
Amortization expense	8.8	8.9	17.6	17.9
Restructuring expense	1.0	0.9	3.0	1.2
Other	0.1	—	0.1	0.3
Total operating costs and expenses	917.4	930.4	1,713.8	1,769.1

Earnings from operations	95.4	106.7	149.0	162.6

Other income (expense):
Interest expense	(25.1)	(32.2)	(44.4)	(65.2)
Amortization of deferred financing fees	(1.1)	(1.7)	(2.3)	(3.5)
Loss on debt extinguishment	—	—	(25.3)	(0.4)
Other (expense) income, net	(3.1)	(1.4)	(2.3)	0.2
Total other expense	(29.3)	(35.3)	(74.3)	(68.9)

Earnings from continuing operations before taxes on income	66.1	71.4	74.7	93.7
Provision for taxes on income	19.2	9.3	21.8	17.8
Earnings from continuing operations	46.9	62.1	52.9	75.9

Discontinued operations:
Loss from discontinued operations, net of income taxes of $(0.3), $(1.2), $(0.3) and $(1.3), respectively	(0.3)	(7.6)	(1.3)	(11.7)
Loss on sale of discontinued operations, net of income taxes of $0.0, $0.0, $0.0 and $3.3, respectively	—	—	(9.9)	(1.6)
Net earnings	46.6	54.5	41.7	62.6
Less: Net (loss) earnings attributable to noncontrolling interest, net of income taxes	—	(3.1)	3.9	(5.4)
Net earnings attributable to Manitowoc	$46.6	$57.6	$37.8	$68.0

Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$46.9	$62.4	$48.6	$76.5
Loss from discontinued operations, net of income taxes	(0.3)	(4.8)	(0.9)	(6.9)
Loss on sale of discontinued operations, net of income taxes	—	—	(9.9)	(1.6)
Net earnings attributable to Manitowoc	$46.6	$57.6	$37.8	$68.0

Basic earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.35	$0.47	$0.36	$0.58
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.04)	(0.01)	(0.05)
Loss on sale of discontinued operations, net of income taxes	—	—	(0.07)	(0.01)
Earnings per share attributable to Manitowoc common shareholders	$0.35	$0.43	$0.28	$0.51

Diluted earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.34	$0.46	$0.35	$0.57
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.04)	(0.01)	(0.05)
Loss on sale of discontinued operations, net of income taxes	—	—	(0.07)	(0.01)
Earnings per share attributable to Manitowoc common shareholders	$0.34	$0.43	$0.28	$0.50

Weighted average shares outstanding — basic	134,990,382	132,999,781	134,590,994	132,655,172
Weighted average shares outstanding — diluted	137,426,642	135,112,730	137,420,479	135,029,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$46.6	$54.5	$41.7	$62.6
Other comprehensive income (loss), net of tax
Derivative instrument fair market value adjustment, net of income taxes of $(0.7), $0.2, $(1.1) and $(1.2), respectively	(0.9)	0.5	(2.0)	(2.1)
Employee pension and postretirement benefits, net of income taxes of $0.3, $0.4, $0.5 and $0.7, respectively	0.8	1.1	1.6	2.1
Foreign currency translation adjustments	(2.0)	(1.5)	1.4	(16.1)
Total other comprehensive (loss) income, net of tax	(2.1)	0.1	1.0	(16.1)
Comprehensive income	44.5	54.6	42.7	46.5
Comprehensive (loss) income attributable to noncontrolling interest	—	(3.1)	3.9	(5.4)
Comprehensive income attributable to Manitowoc	$44.5	$57.7	$38.8	$51.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2014 and December 31, 2013
(Unaudited)
(In millions, except share data)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$103.5	$54.9
Restricted cash	25.8	12.8
Accounts receivable, less allowances of $18.8 and $18.2, respectively	316.9	255.5
Inventories — net	830.9	720.8
Deferred income taxes	88.8	89.9
Other current assets	126.2	113.9
Current assets of discontinued operation	—	15.1
Total current assets	1,492.1	1,262.9

Property, plant and equipment — net	601.6	578.8
Goodwill	1,218.3	1,218.6
Other intangible assets — net	749.1	766.2
Other non-current assets	126.7	126.8
Long-term assets of discontinued operation	—	23.3
Total assets	$4,187.8	$3,976.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$840.6	$935.6
Current portion of long-term debt and short-term borrowings	74.7	22.7
Product warranties	78.9	81.1
Customer advances	27.0	34.9
Product liabilities	26.1	25.0
Current liabilities of discontinued operation	—	26.1
Total current liabilities	1,047.3	1,125.4
Non-Current Liabilities:
Long-term debt	1,747.0	1,504.1
Deferred income taxes	231.7	214.3
Pension obligations	102.7	101.5
Postretirement health and other benefit obligations	44.1	44.7
Long-term deferred revenue	35.4	37.6
Other non-current liabilities	134.2	164.5
Long-term liabilities of discontinued operation	—	2.2
Total non-current liabilities	2,295.1	2,068.9
Commitments and contingencies (Note 14)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 135,298,313 and 133,717,057 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	532.8	506.0
Accumulated other comprehensive loss	(5.9)	(6.9)
Retained earnings	391.0	353.2
Treasury stock, at cost (27,877,615 and 29,458,871 shares, respectively)	(73.9)	(78.2)
Total Manitowoc stockholders’ equity	845.4	775.5
Noncontrolling interest	—	6.8
Total equity	845.4	782.3
Total liabilities and equity	$4,187.8	$3,976.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operations:
Net earnings	$41.7	$62.6
Adjustments to reconcile net earnings to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	1.3	11.7
Depreciation	32.9	37.5
Amortization of intangible assets	17.6	17.9
Amortization of deferred financing fees	2.3	3.5
Deferred income taxes	(0.9)	(1.3)
Loss on early debt extinguishment	6.2	0.4
(Gain) loss on sale of property, plant and equipment	(1.3)	3.3
Loss on sale of discontinued operations	9.9	1.6
Other	(1.2)	9.0
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(60.9)	(12.0)
Inventories	(131.5)	(120.9)
Other assets	(12.3)	(30.3)
Accounts payable	24.2	6.4
Accrued expenses and other liabilities	(120.1)	(44.3)
Net cash used for operating activities of continuing operations	(192.1)	(54.9)
Net cash used for operating activities of discontinued operations	(7.1)	(7.5)
Net cash used for operating activities	(199.2)	(62.4)

Cash Flows from Investing:
Capital expenditures	(35.0)	(46.5)
Proceeds from sale of property, plant and equipment	2.1	0.9
Restricted cash	(13.2)	(0.2)
Proceeds from sale of business	—	39.2
Net cash used for investing activities of continuing operations	(46.1)	(6.6)
Net cash used for investing activities of discontinued operations	—	(0.4)
Net cash used for investing activities	(46.1)	(7.0)

Cash Flows from Financing:
Proceeds from revolving credit facility	268.0	104.1
Payments on long-term debt	(583.6)	(38.8)
Proceeds from long-term debt	611.7	19.3
Payments on notes financing	(12.6)	2.3
Debt issuance costs	(4.9)	—
Exercises of stock options	22.8	2.9
Net cash provided by financing activities of continuing operations	301.4	89.8
Net cash used for financing activities of discontinued operations	(7.2)	—
Net cash provided by financing activities	294.2	89.8

Effect of exchange rate changes on cash	(0.3)	(2.0)

Net increase in cash and cash equivalents	48.6	18.4
Balance at beginning of period	54.9	73.2
Balance at end of period	$103.5	$91.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013
1.  Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, the cash flows for the same six-month periods, and the financial position at June 30, 2014 and December 31, 2013, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2013.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC’s rules and regulations dealing with interim financial statements.  However, the company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.
The results for the three and six months ended June 30, 2013 have been revised to reflect reclassifications due to discontinued operations. See Note 2, "Discontinued Operations," of the condensed consolidated financial statements for further discussion.
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
Upon closing of the transaction in the first quarter of 2014, the company also paid an additional $7.2 million to Manitowoc Dong Yue for a portion of debt the joint venture had outstanding with third parties. After this payment, Manitowoc Dong Yue had approximately $17.3 million of third party debt outstanding under a loan agreement entered into during the first quarter of 2014 that the company has fully guaranteed. The loan is fully secured by Manitowoc Dong Yue’s fixed assets as well as finished goods inventory. Manitowoc Dong Yue will repay the loan over a four-year period, with the last payment due on December 31, 2017. Prior to the closing of the transaction in 2014, the company provided an additional $8.6 million of loans to Manitowoc Dong Yue. The company agreed to forgive the additional loans and accrued interest owed by Manitowoc Dong Yue to the company and its affiliates, and the forgiveness resulted in income of $4.3 million to the joint venture partner shown as part of net (loss) earnings attributable to noncontrolling interest, net of income taxes, which effectively reduced net earnings attributable to Manitowoc shareholders for the quarter ended March 31, 2014.
The following selected financial data of the Manitowoc Dong Yue business for the three and six months ended June 30, 2014 and 2013 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There was no general corporate expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net sales	$—	$9.5	$0.3	$12.9

Pretax loss from discontinued operation	$—	$(5.5)	$(0.8)	$(9.5)
Provision for taxes on earnings	—	—	—	—
Net loss from discontinued operation	$—	$(5.5)	$(0.8)	$(9.5)

On January 28, 2013, the company sold its Jackson business, which designed, manufactured and sold warewashing equipment and other equipment including racks and tables, to Hoshizaki USA Holdings, Inc. for approximately $39.2 million, including post-closing adjustments. Proceeds, net of estimated tax liability, were used to reduce ratably the then-outstanding balances of Term Loans A and B. During the first quarter of 2013, the transaction resulted in a $1.6 million loss on sale, which included $3.3 million of income tax expense. The results of these operations have been classified as discontinued operations.
The following selected financial data of the Jackson business for the three and six months ended June 30, 2014 and 2013 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net sales	$—	$—	$—	$2.5

Pretax earnings from discontinued operation	$—	$—	$—	$0.1
Provision for taxes on earnings	—	—	—	—
Net earnings from discontinued operation	$—	$—	$—	$0.1

The following selected financial data of various other businesses disposed of prior to 2013, primarily consisting of administrative costs, for the three and six months ended June 30, 2014 and 2013, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net sales	$—	$—	$—	$—

Pretax loss from discontinued operations	$(0.6)	$(3.3)	$(0.8)	$(3.6)
Benefit for taxes on earnings	(0.3)	(1.2)	(0.3)	(1.3)
Net loss from discontinued operations	$(0.3)	$(2.1)	$(0.5)	$(2.3)

3. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.2	—	0.2
Total current assets at fair value	$—	$1.3	$—	$1.3
Non-current Assets:
Commodity contracts	—	0.1	—	0.1
Total non-current assets at fair value	$—	$0.1	$—	$0.1
Current Liabilities:
Foreign currency exchange contracts	$—	$1.6	$—	$1.6
Commodity contracts	—	0.2	—	0.2
Total current liabilities at fair value	$—	$1.8	$—	$1.8
Non-current Liabilities:
Interest rate swap contracts	—	9.2	—	9.2
Total non-current liabilities at fair value	$—	$9.2	$—	$9.2

	Fair Value as of December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Commodity contracts	—	0.2	—	0.2
Total current assets at fair value	$—	$3.1	$—	$3.1
Current Liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.4	—	0.4
Total current liabilities at fair value	$—	$1.5	$—	$1.5
Non-current Liabilities:
Interest rate swap contracts	$—	$14.9	$—	$14.9
Total non-current liabilities at fair value	$—	$14.9	$—	$14.9
The fair value of the company’s 9.50% Senior Notes due 2018 was approximately $423.1 million as of December 31, 2013; these notes were redeemed by the company on February 18, 2014. The fair value of the company’s 8.50% Senior Notes due 2020 was approximately $671.3 million and $677.6 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of the company’s 5.875% Senior Notes due 2022 was approximately $328.5 million and $303.9 million as of June 30, 2014 and December 31, 2013, respectively. The fair values of the company’s Term Loans under its credit facilities were as follows as of June 30, 2014 and December 31, 2013:  Term Loan A — $340.4 million and $161.9 million, respectively; and Term Loan B — $198.0 million and $0.0 million, respectively.  See Note 8, “Debt,” for a description of the debt instruments and their related carrying values, as well as for a discussion of the February 2014 redemption of the company’s 9.50% Senior Notes due 2018.
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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the company's revolving credit facility, approximate fair value, without being discounted as of June 30, 2014 and December 31, 2013, due to the short-term nature of these instruments.
As a result of its global operating and financing activities, the company is exposed to market risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which may adversely affect the company’s operating results and financial position. When deemed appropriate, the company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the company does not use leveraged derivative financial instruments. The foreign currency exchange, interest rate, and commodity contracts are valued through an independent valuation source that uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2.
4. Derivative Financial Instruments
The company’s risk management objective is to ensure that business exposures to risks that have been identified and measured and are capable of being controlled are minimized or managed using what it believes to be the most effective and efficient methods to manage, eliminate, reduce, or transfer such exposures.  Operating decisions consider associated risks and transactions are structured to minimize or manage risk whenever possible.
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
The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk.  Interest rate swap and cap instruments are used to manage interest rate or fair value risk.  Swap contracts on various commodities are used to manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing processes.  The company also enters into various foreign currency derivative instruments to manage foreign currency risk associated with the company’s projected foreign currency denominated purchases, sales, and receivable and payable balances.
ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the company designates commodity swaps, foreign currency exchange contracts, and float-to-fixed interest rate derivative contracts as cash flow hedges of forecasted purchases of commodities and currencies, and of variable rate interest payments.  Also in accordance with ASC Topic 815-10, the company designates fixed-to-float interest rate swaps as fair market value hedges of fixed rate debt, which synthetically swap the company’s fixed rate debt to floating rate debt.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  In the next twelve months the company estimates that $0.1 million of unrealized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.
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
As of June 30, 2014 and December 31, 2013, the company had the following outstanding commodity and foreign currency exchange contracts that were intended to hedge forecasted transactions:

	Units Hedged
Commodity	June 30, 2014	December 31, 2013	Unit	Type
Aluminum	2,495	1,622	MT	Cash Flow
Copper	919	382	MT	Cash Flow
Natural Gas	216,533	214,277	MMBtu	Cash Flow
Steel	13,866	11,503	Tons	Cash Flow

	Units Hedged
Short Currency	June 30, 2014	December 31, 2013	Type
Canadian Dollar	10,430,790	11,011,092	Cash Flow
European Euro	73,297,652	74,934,975	Cash Flow
South Korean Won	3,038,650,026	1,258,808,642	Cash Flow
Singapore Dollar	6,345,076	5,280,000	Cash Flow
United States Dollar	24,100,000	14,380,959	Cash Flow
Chinese Renminbi	—	245,324,730	Cash Flow
British Pound	496,464	—	Cash Flow
Japanese Yen	48,000,000	—	Cash Flow
As of both June 30, 2014 and December 31, 2013, the company had outstanding $100.0 million notional amount of 3.00% LIBOR caps related to the term loan portion of its credit facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility without the benefit of the interest rate cap.
As of June 30, 2014, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the New Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility.
As of both June 30, 2014 and December 31, 2013, the company had $75.0 million and $125.0 million total notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2020 and 2022, respectively, that were designated as fair value hedges.
See Note 8, "Debt," for a description of the debt instruments.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within cost of sales or other income, net in the Condensed Consolidated Statements of Operations.  As of June 30, 2014 and December 31, 2013, the company had the following outstanding foreign currency exchange contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	June 30, 2014	December 31, 2013	Recognized Location	Purpose
Euro	10,624,220	31,738,273	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	—	29,091,053	Other income, net	Accounts Payable and Receivable Settlement
Australian Dollar	—	1,000,000	Other income, net	Accounts Payable and Receivable Settlement
Chinese Renminbi	—	125,000,000	Other income, net	Accounts Payable and Receivable Settlement
Japanese Yen	48,000,000	—	Other income, net	Accounts Payable and Receivable Settlement
Singapore Dollar	865,076	—	Other income, net	Accounts Payable and Receivable Settlement
The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 was as follows:

		ASSET DERIVATIVES
		June 30, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.7	$2.3
Commodity contracts	Other current assets	0.2	0.2
Commodity contracts	Other non-current assets	0.1	—
Total derivatives designated as hedging instruments		$1.0	$2.5

		ASSET DERIVATIVES
		June 30, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.4	$0.6
Total derivatives NOT designated as hedging instruments		$0.4	$0.6

Total asset derivatives		$1.4	$3.1
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 was as follows:

		LIABILITY DERIVATIVES
		June 30, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.8	$0.5
Commodity contracts	Accounts payable and accrued expenses	0.2	0.4
Interest rate swap contracts: Float-to-fixed	Other non-current liabilities	1.7	—
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	7.5	14.9
Total derivatives designated as hedging instruments		$10.2	$15.8

		LIABILITY DERIVATIVES
		June 30, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.8	$0.6
Total derivatives NOT designated as hedging instruments		$0.8	$0.6

Total liability derivatives		$11.0	$16.4
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and June 30, 2013 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	June 30, 2014	June 30, 2013	OCI into Income (Effective Portion)	June 30, 2014	June 30, 2013
Foreign exchange contracts	$(0.2)	$0.5	Cost of sales	$0.3	$0.5
Commodity contracts	$0.4	$(0.2)	Cost of sales	$(0.1)	$(0.6)
Interest rate swap contracts: Float-to-fixed	(1.1)	—	Interest expense	—	—
Total	$(0.9)	$0.3		$0.2	$(0.1)

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	June 30, 2014	June 30, 2013
Commodity contracts	Cost of sales	$—	$(0.1)
Total		$—	$(0.1)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	June 30, 2014	June 30, 2013
Foreign exchange contracts	Other income	$(0.4)	$(0.6)
Total		$(0.4)	$(0.6)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2014 and June 30, 2013 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	June 30, 2014	June 30, 2013	OCI into Income (Effective Portion)	June 30, 2014	June 30, 2013
Foreign exchange contracts	$(1.1)	$(1.8)	Cost of sales	$0.6	$0.8
Commodity contracts	$0.2	$(0.3)	Cost of sales	$(0.2)	$(1.1)
Interest rate swaps contracts: Float-to-fixed	(1.1)	—	Interest expense	—	—
Total	$(2.0)	$(2.1)		$0.4	$(0.3)

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	June 30, 2014	June 30, 2013
Commodity contracts	Cost of sales	$—	$(0.1)
Total		$—	$(0.1)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	June 30, 2014	June 30, 2013
Foreign exchange contracts	Other income	$(0.4)	$(0.8)
Total		$(0.4)	$(0.8)
The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and June 30, 2013 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	June 30, 2014	June 30, 2013
Interest rate swap contracts: Fixed-to-float	Interest expense	$3.8	$(6.0)
Total		$3.8	$(6.0)
The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2014 and June 30, 2013 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	June 30, 2014	June 30, 2013
Interest rate swap contracts: Fixed-to-float	Interest expense	$7.4	$(7.3)
Total		$7.4	$(7.3)

5. Inventories
The components of inventories as of June 30, 2014 and December 31, 2013 are summarized as follows:

(in millions)	June 30, 2014	December 31, 2013
Inventories — gross:
Raw materials	$261.2	$259.0
Work-in-process	172.8	130.2
Finished goods	502.9	436.8
Total inventories — gross	936.9	826.0
Excess and obsolete inventory reserve	(69.3)	(69.0)
Net inventories at FIFO cost	867.6	757.0
Excess of FIFO costs over LIFO value	(36.7)	(36.2)
Inventories — net	$830.9	$720.8
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2013 and the six months ended June 30, 2014 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2013	$341.7	$1,384.7	$1,726.4
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of January 1, 2013	341.7	869.0	1,210.7
Acquisition of Inducs, AG	—	5.0	5.0
Restructuring reserve adjustment	—	(0.7)	(0.7)
Foreign currency impact	3.4	0.2	3.6
Gross balance as of December 31, 2013	$345.1	$1,389.2	$1,734.3
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2013	$345.1	$873.5	$1,218.6
Foreign currency impact	(0.3)	—	(0.3)
Gross balance as of June 30, 2014	$344.8	$1,389.2	$1,734.0
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of June 30, 2014	$344.8	$873.5	$1,218.3
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
As of June 30, 2014, the company performed its annual impairment analysis relative to goodwill and indefinite-lived intangible assets, and based on those results, no impairment was indicated. The company will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. In the event the company determines that assets are impaired in the future, the company would recognize a non-cash impairment charge, which could have a material adverse effect on the company’s condensed consolidated balance sheet and results of operations.
On October 1, 2013, the company acquired all remaining shares of Inducs, AG (“Inducs”) in which the company had previously held a minority interest. The aggregate purchase price of $12.2 million, net of cash, resulted in $7.0 million of identifiable intangible assets and $5.0 million of goodwill. The results of Inducs have been included in the Foodservice segment since the date of acquisition.

The gross carrying amount, accumulated amortization and net book value of the company’s intangible assets other than goodwill at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$311.9	$—	$311.9	$311.8	$—	$311.8
Customer relationships	426.2	(125.4)	300.8	426.1	(114.4)	311.7
Patents	34.9	(29.3)	5.6	34.9	(28.4)	6.5
Engineering drawings	11.8	(9.6)	2.2	11.5	(9.1)	2.4
Distribution network	21.1	—	21.1	21.0	—	21.0
Other intangibles	176.3	(68.8)	107.5	176.6	(63.8)	112.8
Total	$982.2	$(233.1)	$749.1	$981.9	$(215.7)	$766.2
Amortization expense for the three months ended June 30, 2014 and 2013 was $8.8 million and $8.9 million, respectively.
Amortization expense for the six months ended June 30, 2014 and 2013 was $17.6 million and $17.9 million, respectively.
7.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at June 30, 2014 and December 31, 2013 are summarized as follows:

(in millions)	June 30, 2014	December 31, 2013
Trade accounts payable and interest payable	$518.1	$510.6
Employee related expenses	106.0	99.9
Restructuring expenses	19.8	20.6
Profit sharing and incentives	13.0	44.7
Accrued rebates	34.4	45.2
Deferred revenue - current	20.0	25.0
Derivative liabilities	1.8	1.5
Income taxes payable	19.2	62.5
Miscellaneous accrued expenses	108.3	125.6
	$840.6	$935.6

8. Debt
Outstanding debt at June 30, 2014 and December 31, 2013 is summarized as follows:

(in millions)	June 30, 2014	December 31, 2013
Revolving credit facility	$268.0	$—
Term loan A	345.6	162.5
Term loan B	199.5	—
Senior notes due 2018	—	408.4
Senior notes due 2020	615.4	614.8
Senior notes due 2022	294.3	289.1
Other	98.9	52.0
Total debt	1,821.7	1,526.8
Less current portion and short-term borrowings	(74.7)	(22.7)
Long-term debt	$1,747.0	$1,504.1
On January 3, 2014, the company entered into a $1,050.0 million Third Amended and Restated Credit Agreement (as amended, the “New Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of America, N.A., Wells Fargo Bank, National Association, and SunTrust Bank as Syndication Agents, and the bank of Tokyo-Mitsubishi UFJ, Ltd., BMO Harris Bank, N.A. and Rabobank Nederland, New York Branch as Documentation Agents. The New Senior Credit Facility, which replaced the Prior Senior Credit Facility (as defined below), includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is a Term Loan A in the aggregate amount of $350.0 million, with a term of five years. The third facility is a Term Loan B in the amount of $200.0 million, with a term of seven years.
Including interest rate swaps at June 30, 2014, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 2.99% and 3.25%, respectively. Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.25% and 3.25% respectively, at June 30, 2014. The weighted average interest rates for the term loans at June 30, 2014 were not impacted by the interest rate caps because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level.
Entry into the New Senior Credit Facility resulted in a loss on debt extinguishment of $2.0 million related to the write-off of deferred financing fees in the first quarter of 2014.
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
As of June 30, 2014, the company had the following two series of Senior Notes outstanding (collectively the “Senior Notes”):
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

On February 18, 2014 the Company redeemed its 9.50% Senior Notes due 2018 (the “2018 Notes”) for $419.0 million, or 104.750% expressed as a percentage of the principal amount. The redemption resulted in a loss on debt extinguishment of $23.3 million during the first quarter of 2014 and consisted of $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. Previously monetized derivative assets related to fixed-to-float interest rate swaps were treated as an increase to the debt balance of the 2018 Notes and were being amortized to interest expense over the life of the original swap. As a result of the redemption, the remaining monetization balance of $8.3 million as of February 18, 2014 was amortized as a reduction to interest expense during the first quarter of 2014.
As of June 30, 2014, the company had outstanding $98.9 million of other indebtedness that has a weighted-average interest rate of approximately 6.0%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of June 30, 2014, the company had outstanding $100.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the New Senior Credit Facility, and $175.0 million notional amount of float-to-fixed interest rate swaps related to Term Loan A of the New Senior Credit Facility. The interest rate swaps fix the interest related to $175.0 million notional amount of Term Loan A at a rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility. The unhedged portions of Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility.
As of June 30, 2014, $75.0 million and $125.0 million of the 2020 and 2022 Notes, respectively, were swapped to floating rate interest. Including the impact of these floating rate swaps, the 2020 and 2022 Notes have all-in interest rates of 8.31% and 5.18%, respectively.
The balance sheet values of the Senior Notes as of June 30, 2014 and December 31, 2013 are not equal to the face value of the Senior Notes due to the fact that the monetized value and the fair market value of the fixed-to-float interest rate hedges on these Senior Notes are included in the applicable balance sheet values (see Note 4, “Derivative Financial Instruments” for more information).
As of June 30, 2014, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, the 2020 Notes, and the 2022 Notes.  Based upon the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent 12 months. As of June 30, 2014 the company's Consolidated Senior Secured Leverage Ratio was 2.35:1, while the maximum ratio is 3.50:1, and the Consolidated Interest Coverage Ratio was 4.37:1, above the minimum ratio of 2.50:1.
9. Accounts Receivable Securitization
The company maintains an accounts receivable securitization program with a commitment size of $150.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., 60 days) as noted below. Trade accounts receivables sold to a third-party financial institution (“Purchaser”) and being serviced by the company totaled $136.9 million as of June 30, 2014 and $148.9 million at December 31, 2013.
Due to an average collection cycle of less than 60 days for such accounts receivable as well as the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded as of June 30, 2014 and December 31, 2013 was $79.8 million and $41.3 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
The accounts receivable securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the New Senior Credit Facility.  As of June 30, 2014, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the accounts receivable securitization program.  Based on the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent twelve months.

10.  Income Taxes
For the six months ended June 30, 2014, the company recorded income tax expense of $21.8 million, compared to income tax expense of $17.8 million for the six months ended June 30, 2013. The increase in the company's tax expense for the six months ended June 30, 2014 relative to the prior year resulted primarily from favorable audit resolutions in the prior year.  The company's effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.
As of each reporting date, the company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of June 30, 2014, in part because in the current quarter the company's crane operations achieved three years of cumulative pre-tax income in the China tax jurisdiction, management determined that sufficient positive evidence exists to conclude that it is more likely than not that additional deferred taxes of $9.0 million are realizable, and therefore, reduced the valuation allowance accordingly.
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
The company’s unrecognized tax benefits, excluding interest and penalties, were $34.2 million as of June 30, 2014, and $35.9 million as of December 31, 2013.  All of the company’s unrecognized tax benefits as of June 30, 2014, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by up to $10.9 million, either because the company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 through 2011. In August 2012, the company received a Notice of Proposed Assessment related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008 and proposed adjustments to the research and development credit generated in 2009. The company subsequently filed a formal protest to the proposed adjustments. Following an Appeals conference in September 2013, the Appeals division advised the company that these issues had been tentatively resolved in the company's favor; however, this tentative resolution was subject to review by the Joint Committee on Taxation. In July 2014, the company was notified that its case had been reviewed by the Joint Committee on Taxation and they agreed with the favorable resolution reached by the Appeals division.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of June 30, 2014, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
As of June 30, 2014, there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.
11.  Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	134,990,382	132,999,781	134,590,994	132,655,172
Effect of dilutive securities	2,436,260	2,112,949	2,829,485	2,374,272
Diluted weighted average common shares outstanding	137,426,642	135,112,730	137,420,479	135,029,444

For the three months ended June 30, 2014 and June 30, 2013, 0.8 million and 2.3 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2014 and June 30, 2013, 1.2 million and 2.7 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.
No dividends were paid during each of the six months ended June 30, 2014 and June 30, 2013.
12.  Stockholders’ Equity
The following is a roll forward of retained earnings and noncontrolling interest for the six months ended June 30, 2014 and 2013:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2013	$353.2	$6.8
Net earnings	37.8	3.9
Noncontrolling interest deconsolidation as a result of sale	—	(10.7)
Balance at June 30, 2014	$391.0	$—

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2012	$222.1	$(19.0)
Net earnings (loss)	68.0	(5.4)
Balance at June 30, 2013	$290.1	$(24.4)
Authorized capitalization consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.
Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  The company previously purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization; however, the company has not purchased any shares of its common stock under this authorization since 2006.
Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended June 30, 2014 and 2013 are as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2013	$1.0	$(62.7)	$54.8	$(6.9)
Other comprehensive (loss) income before reclassifications	(0.9)	—	3.4	2.5
Amounts reclassified from accumulated other comprehensive income	(0.2)	0.8	—	0.6
Net current period other comprehensive (loss) income	(1.1)	0.8	3.4	3.1
Balance at March 31, 2014	$(0.1)	$(61.9)	$58.2	$(3.8)
Other comprehensive (loss) income before reclassifications	(0.8)	—	(2.0)	(2.8)
Amounts reclassified from accumulated other comprehensive income	(0.1)	0.8	—	0.7
Net current period other comprehensive income (loss)	(0.9)	0.8	(2.0)	(2.1)
Balance at June 30, 2014	$(1.0)	$(61.1)	$56.2	$(5.9)

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency items	Total
Balance at December 31, 2012	$0.6	$(80.3)	$50.3	$(29.4)
Other comprehensive loss before reclassifications	(2.7)	—	(14.6)	(17.3)
Amounts reclassified from accumulated other comprehensive income	0.1	1.0	—	1.1
Net current period other comprehensive income (loss)	(2.6)	1.0	(14.6)	(16.2)
Balance at March 31, 2013	$(2.0)	$(79.3)	$35.7	$(45.6)
Other comprehensive income (loss) before reclassifications	0.6	—	(1.5)	(0.9)
Amounts reclassified from accumulated other comprehensive income	(0.1)	1.1	—	1.0
Net current period other comprehensive income (loss)	0.5	1.1	(1.5)	0.1
Balance at June 30, 2013	$(1.5)	$(78.2)	$34.2	$(45.5)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$0.3	$0.6		Cost of sales
Commodity contracts	(0.1)	(0.2)		Cost of sales
	0.2	0.4		Total before tax
	(0.1)	(0.1)		Tax expense
	$0.1	$0.3		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.1)	(2.1)	(a)
	(1.1)	(2.1)		Total before tax
	0.3	0.5		Tax benefit
	$(0.8)	$(1.6)		Net of Tax

Total reclassifications for the period	$(0.7)	$(1.3)		Net of Tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16, "Employee Benefit Plans," for further details).
The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2013 is as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.5)	$(0.8)		Cost of sales
Commodity contracts	0.6	1.1		Cost of sales
	0.1	0.3		Total before tax
	—	(0.1)		Tax expense
	$0.1	$0.2		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.5)	(2.8)	(a)
	(1.5)	(2.8)		Total before tax
	0.4	0.7		Tax benefit
	$(1.1)	$(2.1)		Net of Tax

Total reclassifications for the period	$(1.0)	$(1.9)		Net of Tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16, "Employee Benefit Plans," for further details).

13.  Stock-Based Compensation
The company's 2013 Omnibus Incentive Plan (the "2013 Omnibus Plan") was approved by shareholders on May 7, 2013 and replaced the 2003 Incentive Stock and Awards Plan (the "2003 Stock Plan"), and the 2004 Non-Employee Director Stock and Awards Plan (the "2004 Stock Plan"). The 2013 Omnibus Plan also replaced the company's Short-Term Incentive Plan (the "STIP") as of December 31, 2013. The 2003 Stock Plan, the 2004 Stock Plan and the STIP are referred to as the "Prior Plans." No new awards may be granted under the Prior Plans after the respective termination dates, but the Prior Plans continue to govern awards outstanding; outstanding awards will continue in force and effect until vested, exercised, forfeited, or expired pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. The total number of shares of the company's common stock originally available for awards under the 2013 Omnibus Plan is 8.0 million shares and is subject to adjustment for stock splits, stock dividends and certain other transactions or events in the future.
Stock-based compensation expense was $3.8 million and $4.5 million for the three months ended June 30, 2014 and 2013, respectively.  Stock-based compensation expense was $8.3 million and $9.0 million for the six months ended June 30, 2014 and 2013, respectively. The company granted options to acquire 0.3 million and 0.4 million shares of common stock to employees during the six months ended June 30, 2014 and 2013, respectively.  In addition, the company issued a total of 0.1 million restricted stock units to employees and directors during the six months ended June 30, 2014, and 0.1 million shares of restricted stock awards to directors during the six months ended June 30, 2013.  The restricted stock units granted to employees in 2014 vest on the third anniversary of the grant date. The restricted stock units granted to directors in 2014 vest on the second anniversary of the grant date. The restrictions on restricted share awards granted to directors in 2013 expire on the third anniversary of the grant date.
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
14.  Contingencies and Significant Estimates
As of June 30, 2014, the company held reserves for environmental matters related to Enodis locations of approximately $0.6 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in the aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.
As of June 30, 2014, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last ten years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of June 30, 2014, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 were $26.1 million and $25.0 million, respectively; $5.3 million and $5.7 million, respectively, was reserved specifically for actual cases and $20.8 million and $19.3 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
As of June 30, 2014 and December 31, 2013, the company had reserved $96.5 million and $99.0 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.
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
15. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of June 30, 2014 and December 31, 2013 was $55.4 million and $62.6 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding as of June 30,

2014 and December 31, 2013 was $59.2 million and $66.8 million, respectively.  These amounts are not reduced for amounts the company would recover from the repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2018.
During the six months ended June 30, 2014 and 2013 the company sold $20.7 million and $20.4 million, respectively, of additional long-term notes receivable to third party financing companies. The company guarantees some percentage of notes sold, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected in financing activities in the Condensed Consolidated Statements of Cash Flows.  During the six months ended June 30, 2014 and 2013, the customers paid $33.3 million and $18.1 million, respectively, on the notes to the third party financing companies.  As of June 30, 2014 and December 31, 2013, the outstanding balance of the notes receivable guaranteed by the company was $23.9 million and $34.3 million, respectively.
See Note 2, "Discontinued Operations," for discussion of debt guaranteed by the company related to Manitowoc Dong Yue.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the six months ended June 30, 2014 and the year ended December 31, 2013:

(in millions)	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Balance at beginning of period	$99.0	$101.2
Accruals for warranties issued during the period	29.7	58.6
Acquisition of Inducs, AG	—	0.2
Settlements made (in cash or in kind) during the period	(32.2)	(61.7)
Currency translation	—	0.7
Balance at end of period	$96.5	$99.0
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
The components of periodic benefit costs for the three and six months ended June 30, 2014 and June 30, 2013 are as follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.6	$0.1	$—	$1.2	$0.2
Interest cost of projected benefit obligations	2.5	2.8	0.5	5.1	5.5	1.0
Expected return on plan assets	(2.3)	(2.4)	—	(4.7)	(4.7)	(0.1)
Amortization of actuarial net loss	0.7	0.4	—	1.4	0.8	(0.1)
Net periodic benefit costs	$0.9	$1.4	$0.6	$1.8	$2.8	$1.0

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.6	$0.1	$—	$1.2	$0.3
Interest cost of projected benefit obligations	2.4	2.4	0.5	4.8	4.9	1.0
Expected return on plan assets	(2.6)	(1.9)	—	(5.1)	(3.8)	—
Amortization of actuarial net loss	1.0	0.5	—	1.8	1.0	—
Net periodic benefit costs	$0.8	$1.6	$0.6	$1.5	$3.3	$1.3
17. Restructuring
The following is a rollforward of all restructuring activities relating to the Crane segment for the six months ended June 30, 2014 (in millions):

Restructuring Reserve Balance as of December 31, 2013	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of June 30, 2014
$4.3	$1.7	$(2.4)	$—	$3.6

The following is a rollforward of all restructuring activities relating to the Foodservice segment for the six months ended June 30, 2014 (in millions):

Restructuring Reserve Balance as of December 31, 2013	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of June 30, 2014
$16.3	$1.3	$(1.4)	$—	$16.2
18. Recent Accounting Changes and Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This update provided a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2016, and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. The company is evaluating the impact, if any, the adoption of this ASU will have on the company's consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU changes the requirements for reporting discontinued operations in Accounting Standard Codification Subtopic 205-20, and will now require a disposal of a component of an entity or a group of components of an entity be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There will also be additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014, with early adoption permitted. The significance of this guidance for the company is dependent on any future disposals.

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

19.  Business Segments
The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has two reportable segments: Crane and Foodservice.  Net sales and earnings from operations by segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net sales:
Crane	$606.1	$647.4	$1,072.8	$1,191.4
Foodservice	406.7	389.7	790.0	740.3
Total net sales	$1,012.8	$1,037.1	$1,862.8	$1,931.7
Earnings (loss) from continuing operations:
Crane	$54.4	$70.0	$77.0	$104.9
Foodservice	65.9	63.0	123.8	112.1
Corporate expense	(15.0)	(16.5)	(31.1)	(35.0)
Amortization expense	(8.8)	(8.9)	(17.6)	(17.9)
Restructuring expense	(1.0)	(0.9)	(3.0)	(1.2)
Other	(0.1)	—	(0.1)	(0.3)
Earnings from continuing operations	$95.4	$106.7	$149.0	$162.6
Other income (expenses):
Interest expense	$(25.1)	$(32.2)	$(44.4)	$(65.2)
Amortization of deferred financing fees	(1.1)	(1.7)	(2.3)	(3.5)
Loss on debt extinguishment	—	—	(25.3)	(0.4)
Other (expense) income - net	(3.1)	(1.4)	(2.3)	0.2
Earnings from continuing operations before taxes on earnings	$66.1	$71.4	$74.7	$93.7

As of June 30, 2014 and December 31, 2013, the total assets by segment were as follows:

(in millions)	June 30, 2014	December 31, 2013
Crane	$2,058.3	$1,900.4
Foodservice	1,961.6	1,904.3
Corporate	167.9	171.9
Total	$4,187.8	$3,976.6
20.  Subsidiary Guarantors of 2020 Notes and 2022 Notes

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$631.2	$531.3	$(149.7)	$1,012.8
Costs and expenses:
Cost of sales	—	481.1	409.1	(149.7)	740.5
Engineering, selling and administrative expenses	14.2	72.4	80.4	—	167.0
Amortization expense	—	7.4	1.4	—	8.8
Restructuring expense	—	—	1.0	—	1.0
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(58.6)	(1.6)	—	60.2	—
Total costs and expenses	(44.4)	559.4	491.9	(89.5)	917.4

Operating earnings (loss) from continuing operations	44.4	71.8	39.4	(60.2)	95.4

Other income (expenses):
Interest expense	(22.5)	(0.4)	(2.2)	—	(25.1)
Amortization of deferred financing fees	(1.1)	—	—	—	(1.1)
Management fee income (expense)	15.6	(18.6)	3.0	—	—
Other income (expense), net	4.8	(7.8)	(0.1)	—	(3.1)
Total other (expenses) income	(3.2)	(26.8)	0.7	—	(29.3)

Earnings (loss) from continuing operations before taxes on earnings	41.2	45.0	40.1	(60.2)	66.1
Provision (benefit) for taxes on income	(5.4)	16.8	7.8	—	19.2
Earnings (loss) from continuing operations	46.6	28.2	32.3	(60.2)	46.9

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Net earnings (loss)	46.6	27.9	32.3	(60.2)	46.6
Less: Net earnings attributable to noncontrolling interest	—	—	—	—	—
Net earnings (loss) attributable to Manitowoc	$46.6	$27.9	$32.3	$(60.2)	$46.6

Comprehensive income (loss) attributable to Manitowoc	$44.5	$27.9	$42.6	$(70.5)	$44.5

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$682.3	$517.5	$(162.7)	$1,037.1
Costs and expenses:
Cost of sales	—	511.1	412.7	(162.7)	761.1
Engineering, selling and administrative expenses	15.5	66.2	77.8	—	159.5
Amortization expense	—	7.4	1.5	—	8.9
Restructuring expense	—	0.1	0.8	—	0.9
Other	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	(61.1)	(5.7)	—	66.8	—
Total costs and expenses	(45.6)	579.1	492.8	(95.9)	930.4

Operating earnings (loss) from continuing operations	45.6	103.2	24.7	(66.8)	106.7

Other income (expenses):
Interest expense	(29.9)	(0.4)	(1.9)	—	(32.2)
Amortization of deferred financing fees	(1.7)	—	—	—	(1.7)
Management fee income (expense)	14.9	(18.7)	3.8	—	—
Other income (expense), net	1.5	(8.7)	5.8	—	(1.4)
Total other (expenses) income	(15.2)	(27.8)	7.7	—	(35.3)

Earnings (loss) from continuing operations before taxes on earnings	30.4	75.4	32.4	(66.8)	71.4
(Benefit) provision for taxes on earnings	(27.2)	26.1	10.4	—	9.3
Earnings (loss) from continuing operations	57.6	49.3	22.0	(66.8)	62.1

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(2.0)	(5.6)	—	(7.6)
Net earnings (loss)	57.6	47.3	16.4	(66.8)	54.5
Less: Net loss attributable to noncontrolling interest	—	—	(3.1)	—	(3.1)
Net earnings (loss) attributable to Manitowoc	$57.6	$47.3	$19.5	$(66.8)	$57.6

Comprehensive income (loss) attributable to Manitowoc	$57.7	$47.2	$2.6	$(49.8)	$57.7

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,178.6	$962.0	$(277.8)	$1,862.8
Costs and expenses:
Cost of sales	—	897.6	743.6	(277.8)	1,363.4
Engineering, selling and administrative expenses	29.4	146.9	153.4	—	329.7
Amortization expense	—	14.8	2.8	—	17.6
Restructuring expense	—	1.4	1.6	—	3.0
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(71.6)	(11.0)	—	82.6	—
Total costs and expenses	(42.2)	1,049.8	901.4	(195.2)	1,713.8

Operating earnings (loss) from continuing operations	42.2	128.8	60.6	(82.6)	149.0

Other income (expenses):
Interest expense	(39.2)	(0.8)	(4.4)	—	(44.4)
Amortization of deferred financing fees	(2.3)	—	—	—	(2.3)
Loss on debt extinguishment	(25.3)	—	—	—	(25.3)
Management fee income (expense)	31.0	(35.6)	4.6	—	—
Other income (expense), net	10.2	(15.7)	3.2	—	(2.3)
Total other (expenses) income	(25.6)	(52.1)	3.4	—	(74.3)

Earnings (loss) from continuing operations before taxes on earnings	16.6	76.7	64.0	(82.6)	74.7
Provision (benefit) for taxes on income	(21.2)	29.0	14.0	—	21.8
Earnings (loss) from continuing operations	37.8	47.7	50.0	(82.6)	52.9

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.4)	(0.9)	—	(1.3)
Loss on sale of discontinued operations, net of income taxes	—	—	(9.9)	—	(9.9)
Net earnings (loss)	37.8	47.3	39.2	(82.6)	41.7
Less: Net earnings attributable to noncontrolling interest	—	—	3.9	—	3.9
Net earnings (loss) attributable to Manitowoc	$37.8	$47.3	$35.3	$(82.6)	$37.8

Comprehensive income (loss) attributable to Manitowoc	$38.8	$46.1	$41.0	$(87.1)	$38.8

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,302.1	$961.6	$(332.0)	$1,931.7
Costs and expenses:
Cost of sales	—	990.7	774.9	(332.0)	1,433.6
Engineering, selling and administrative expenses	33.2	130.5	152.4	—	316.1
Amortization expense	—	14.8	3.1	—	17.9
Restructuring expense	—	0.1	1.1	—	1.2
Other	—	0.3	—	—	0.3
Equity in (earnings) loss of subsidiaries	(86.6)	(18.5)	—	105.1	—
Total costs and expenses	(53.4)	1,117.9	931.5	(226.9)	1,769.1

Operating earnings (loss) from continuing operations	53.4	184.2	30.1	(105.1)	162.6

Other income (expenses):
Interest expense	(60.3)	(0.6)	(4.3)	—	(65.2)
Amortization of deferred financing fees	(3.5)	—	—	—	(3.5)
Loss on debt extinguishment	(0.4)	—	—	—	(0.4)
Management fee income (expense)	29.7	(36.1)	6.4	—	—
Other income (expense), net	5.9	(16.4)	10.7	—	0.2
Total other (expenses) income	(28.6)	(53.1)	12.8	—	(68.9)

Earnings (loss) from continuing operations before taxes on earnings	24.8	131.1	42.9	(105.1)	93.7
(Benefit) provision for taxes on earnings	(43.2)	45.3	15.7	—	17.8
Earnings (loss) from continuing operations	68.0	85.8	27.2	(105.1)	75.9

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(2.2)	(9.5)	—	(11.7)
Loss on sale of discontinued operations, net of income taxes	—	—	(1.6)	—	(1.6)
Net earnings (loss)	68.0	83.6	16.1	(105.1)	62.6
Less: Net loss attributable to noncontrolling interest	—	—	(5.4)	—	(5.4)
Net earnings (loss) attributable to Manitowoc	$68.0	$83.6	$21.5	$(105.1)	$68.0

Comprehensive income (loss) attributable to Manitowoc	$51.9	$83.5	$10.7	$(94.2)	$51.9

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of June 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$5.6	$7.0	$90.9	$—	$103.5
Restricted cash	2.8	—	23.0	—	25.8
Accounts receivable — net	0.7	10.9	305.3	—	316.9
Intercompany short term note receivable	—	—	59.7	(59.7)	—
Intercompany interest receivable	35.4	3.1	—	(38.5)	—
Inventories — net	—	346.1	484.8	—	830.9
Deferred income taxes	74.2	—	14.6	—	88.8
Other current assets	3.8	2.1	120.3	—	126.2
Total current assets	122.5	369.2	1,098.6	(98.2)	1,492.1

Property, plant and equipment — net	6.0	316.5	279.1	—	601.6
Goodwill	—	960.5	257.8	—	1,218.3
Other intangible assets — net	—	576.5	172.6	—	749.1
Intercompany long-term receivable	960.8	158.5	905.9	(2,025.2)	—
Intercompany accounts receivable	—	1,618.2	739.9	(2,358.1)	—
Other non-current assets	40.1	3.3	83.3	—	126.7
Investment in affiliates	4,477.4	3,506.9	—	(7,984.3)	—
Total assets	$5,606.8	$7,509.6	$3,537.2	$(12,465.8)	$4,187.8

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$46.3	$396.8	$397.5	$—	$840.6
Short-term borrowings and current portion of long-term debt	23.9	3.6	47.2	—	74.7
Intercompany short term note payable	59.7	—	—	(59.7)	—
Intercompany interest payable	3.1	—	35.4	(38.5)	—
Product warranties	—	44.5	34.4	—	78.9
Customer advances	—	6.7	20.3	—	27.0
Product liabilities	—	22.3	3.8	—	26.1
Total current liabilities	133.0	473.9	538.6	(98.2)	1,047.3
Non-Current Liabilities:
Long-term debt, less current portion	1,699.0	20.1	27.9	—	1,747.0
Deferred income taxes	165.3	—	66.4	—	231.7
Pension obligations	90.1	8.1	4.5	—	102.7
Postretirement health and other benefit obligations	40.2	2.1	1.8	—	44.1
Long-term deferred revenue	—	8.3	27.1	—	35.4
Intercompany long-term note payable	183.3	834.6	1,007.3	(2,025.2)	—
Intercompany accounts payable	2,358.1	—	—	(2,358.1)	—
Other non-current liabilities	92.4	14.0	27.8	—	134.2
Total non-current liabilities	4,628.4	887.2	1,162.8	(4,383.3)	2,295.1
Equity
Total equity	845.4	6,148.5	1,835.8	(7,984.3)	845.4
Total liabilities and equity	$5,606.8	$7,509.6	$3,537.2	$(12,465.8)	$4,187.8

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities of continuing operations	$(110.9)	$28.3	$(109.5)	$—	$(192.1)
Cash used for operating activities of discontinued operations	—	(0.4)	(6.7)	—	(7.1)
Net cash (used for) provided by operating activities	(110.9)	27.9	(116.2)	—	(199.2)

Cash Flows from Investing:
Capital expenditures	(0.1)	(21.7)	(13.2)	—	(35.0)
Proceeds from sale of property, plant and equipment	—	—	2.1	—	2.1
Restricted cash	—	—	(13.2)	—	(13.2)
Intercompany investments	(100.3)	(14.0)	179.8	(65.5)	—
Net cash (used for) provided by investing activities	(100.4)	(35.7)	155.5	(65.5)	(46.1)

Cash Flows from Financing:
Proceeds on revolving credit facility—net	268.0	—	—	—	268.0
Payments on long-term debt	(567.8)	(0.3)	(15.5)	—	(583.6)
Proceeds from long-term debt	550.0	21.2	40.5	—	611.7
Payments on notes financing—net	—	—	(12.6)	—	(12.6)
Debt issuance costs	(4.9)	—	—	—	(4.9)
Exercises of stock options	22.8	—	—	—	22.8
Intercompany financing	(52.4)	(9.4)	(3.7)	65.5	—
Net cash provided by financing activities of continuing operations	215.7	11.5	8.7	65.5	301.4
Net cash used for financing activities of discontinued operations	—	—	(7.2)	—	(7.2)
Net cash provided by financing activities	215.7	11.5	1.5	65.5	294.2

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Net increase in cash and cash equivalents	4.4	3.7	40.5	—	48.6

Balance at beginning of period	1.2	3.3	50.4	—	54.9
Balance at end of period	$5.6	$7.0	$90.9	$—	$103.5

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities of continuing operations	$(37.8)	$45.4	$(62.5)	$—	$(54.9)
Cash used for operating activities of discontinued operations	—	(2.2)	(5.3)	—	(7.5)
Net cash (used for) provided by operating activities	(37.8)	43.2	(67.8)	—	(62.4)

Cash Flows from Investing:
Capital expenditures	—	(27.2)	(19.3)	—	(46.5)
Proceeds from sale of property, plant and equipment	—	0.2	0.7	—	0.9
Restricted cash	—	—	(0.2)	—	(0.2)
Proceeds from sale of business	—	—	39.2	—	39.2
Intercompany investments	(45.3)	1.6	61.3	(17.6)	—
Net cash (used for) provided by investing activities of continuing operations	(45.3)	(25.4)	81.7	(17.6)	(6.6)
Net cash used for investing activities of discontinued operations	—	—	(0.4)	—	(0.4)
Net cash (used for) provided by investing activities	(45.3)	(25.4)	81.3	(17.6)	(7.0)

Cash Flows from Financing:
Proceeds from revolving credit facility—net	103.9	—	0.2	—	104.1
Payments on long-term debt	(28.4)	(0.3)	(10.1)	—	(38.8)
Proceeds from long-term debt	—	—	19.3	—	19.3
Payments on notes financing—net	—	—	2.3	—	2.3
Exercises of stock options	2.9	—	—	—	2.9
Intercompany financing	—	(11.3)	(6.3)	17.6	—
Net cash provided by (used for) financing activities	78.4	(11.6)	5.4	17.6	89.8

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Net (decrease) increase in cash and cash equivalents	(4.7)	6.2	16.9	—	18.4

Balance at beginning of period	12.0	4.0	57.2	—	73.2
Balance at end of period	$7.3	$10.2	$74.1	$—	$91.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013
The results for the three and six months ended June 30, 2013 have been revised to reflect reclassifications due to discontinued operations. See Note 2, "Discontinued Operations," of the condensed consolidated financial statements for further discussion.
Analysis of Net Sales
The following table presents net sales by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net sales:
Crane	$606.1	$647.4	$1,072.8	$1,191.4
Foodservice	406.7	389.7	790.0	740.3
Total net sales	$1,012.8	$1,037.1	$1,862.8	$1,931.7
Consolidated net sales for the three months ended June 30, 2014 decreased 2.3% to $1,012.8 million from $1,037.1 million for the same period in 2013.  Consolidated net sales for the six months ended June 30, 2014 decreased 3.6% to $1,862.8 million from $1,931.7 million for the same period in 2013. The decreases in net sales were primarily driven by 6.4% and 10.0% decreases in Crane segment net sales for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.  Foodservice segment net sales for the three and six months ended June 30, 2014 increased by 4.4% and 6.7%, respectively, compared to the prior year periods.
Crane segment net sales decreased 6.4% for the three months ended June 30, 2014 to $606.1 million versus $647.4 million for the same period in 2013.  Crane segment net sales decreased 10.0% for the six months ended June 30, 2014 to $1,072.8 million versus $1,191.4 million for the same period in 2013. The decreases in net sales for the three and six months ended June 30, 2014 were primarily due to volume decreases across almost all product lines with the exception of tower cranes, partially offset by sales increases as a result of pricing actions. Crane segment sales for the three and six months ended June 30, 2014 were favorably impacted by $14.2 million and $22.2 million, respectively, from the volatility of foreign currencies in relation to the U.S. Dollar.
As of June 30, 2014, total Crane segment backlog was $727.6 million, a 13.5% decrease from the March 31, 2014 backlog of $841.6 million, and a 0.2% increase from the June 30, 2013 backlog of $726.2 million.
Net sales from the Foodservice segment for the three months ended June 30, 2014 increased 4.4% to $406.7 million versus $389.7 million for the comparable period in 2013. Net sales for the Foodservice segment for the six months ended June 30, 2014 increased 6.7% to $790.0 million versus $740.3 million for the comparable period in 2013. The increases in net sales were primarily driven by volume increases as a result of new product roll outs and growth in the Americas and EMEA regions.  Foodservice segment sales for the three and six months ended June 30, 2014 were favorably impacted by $4.1 million and $6.1 million, respectively, from the volatility of foreign currencies in relation to the U.S. Dollar.

Analysis of Operating Earnings
The following table presents operating earnings by business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Earnings from operations:
Crane	$54.4	$70.0	$77.0	$104.9
Foodservice	65.9	63.0	123.8	112.1
Corporate expense	(15.0)	(16.5)	(31.1)	(35.0)
Amortization expense	(8.8)	(8.9)	(17.6)	(17.9)
Restructuring expense	(1.0)	(0.9)	(3.0)	(1.2)
Other	(0.1)	—	(0.1)	(0.3)
Total	$95.4	$106.7	$149.0	$162.6
Consolidated gross profit for the three months ended June 30, 2014 was $272.3 million, a decrease of $3.7 million compared to the $276.0 million of consolidated gross profit for the same period in 2013. Consolidated gross profit for the six months ended June 30, 2014 was $499.4 million, an increase of $1.3 million compared to the $498.1 million of consolidated gross profit for the same period in 2013. The decrease in consolidated gross profit for the three months ended June 30, 2014 compared to the prior year period was driven by a 5.7% decrease in Crane segment gross profit, partially offset by a 3.6% increase in Foodservice segment gross profit. The increase in consolidated gross profit for the six months ended June 30, 2014 compared to the prior year period was driven by a 7.5% increase in Foodservice segment gross profit, partially offset by a 6.8% decrease in Crane segment gross profit.
For the three months ended June 30, 2014 compared to the same period in 2013, the Crane segment gross profit decreased $8.3 million. For the six months ended June 30, 2014, compared to the same period in 2013, the Crane segment gross profit decreased $17.1 million. These decreases were primarily the result of the sales decrease noted previously coupled with increased labor costs, partially offset by manufacturing and purchasing cost reduction initiatives and pricing actions.
For the three months ended June 30, 2014, the Foodservice segment gross profit increased $4.6 million compared to the same period last year. This increase was primarily due to manufacturing cost reduction initiatives along with pricing actions, and partially offset by an increase in warranty expense and increased sales discounts. For the six months ended June 30, 2014, the Foodservice segment gross profit increased $18.4 million compared to the same period last year. This increase was primarily due to sales volume increases along with manufacturing cost reduction initiatives and pricing actions, and was partially offset by an increase in warranty expense, increased rebates as a result of higher sales through certain market channels and increased sales discounts.
For the three months ended June 30, 2014, engineering, selling and administrative (ES&A) expenses increased $7.5 million to $167.0 million versus $159.5 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, ES&A increased $13.6 million to $329.7 million versus $316.1 million for the six months ended June 30, 2013. Crane segment ES&A increased $7.3 million and $10.8 million for the three and six months ended June 30, 2014, respectively, compared to the prior year periods. The increases in Crane segment ES&A were primarily the result of increased levels of engineering and product development costs and an increase in trade show and legal expenses, partially offset by decreased levels of discretionary spending. Foodservice segment ES&A increased $1.7 million and $6.7 million for the three and six months ended June 30, 2014, respectively, compared to the prior year periods primarily as a result of an increase in employee compensation expenses and product development costs, partially offset by decreased levels of discretionary spending.
For the three months ended June 30, 2014, Crane segment operating earnings were $54.4 million compared to $70.0 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, Crane segment operating earnings were $77.0 million compared to $104.9 million for the prior year period. The decreases in operating earnings were the result of the decreases in gross profit coupled with the ES&A increases described above.
For the three months ended June 30, 2014, Foodservice segment operating earnings were $65.9 million compared to $63.0 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, Foodservice segment operating earnings were $123.8 million compared to $112.1 million for the prior year period. The increases in operating earnings were a result of the gross profit increases, partially offset by the ES&A increases described above.

For the three months ended June 30, 2014 corporate expenses were $15.0 million compared to $16.5 million for the prior year period. For the six months ended June 30, 2014 corporate expenses were $31.1 million compared to $35.0 million for the prior year period. The decreases were primarily due to lower employee benefit costs and stock-based compensation expense, partially offset by an increase in professional fees.
Analysis of Non-Operating Income Statement Items
The loss on debt extinguishment for the six months ended June 30, 2014 was $25.3 million, of which $23.3 million related to the February 2014 redemption of the 2018 Notes, which consisted of $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. The remaining $2.0 million loss related to the write-off of deferred financing fees as a result of the January 2014 credit facility refinancing. The loss on debt extinguishment for the six months ended June 30, 2013 was $0.4 million, which was related to the accelerated pay downs on Term Loans A and B. There was not any loss on debt extinguishment for the three months ended June 30, 2014 and 2013.
Interest expense for the three months ended June 30, 2014 was $25.1 million versus $32.2 million for the three months ended June 30, 2013. Interest expense for the six months ended June 30, 2014 was $44.4 million versus $65.2 million for the six months ended June 30, 2013. The decrease in interest expense for the three and six months ended June 30, 2014 was a result of the company's debt reduction efforts and the remaining monetization balance of $8.3 million that was amortized as a reduction to interest expense during the first quarter of 2014 as a result of the redemption of the 2018 Notes.  Amortization expense for deferred financing fees was $1.1 million for the three months ended June 30, 2014 compared to $1.7 million for the three months ended June 30, 2013. Amortization expense for deferred financing fees was $2.3 million for the six months ended June 30, 2014 compared to $3.5 million for the six months ended June 30, 2013. The decrease in amortization expense for the three and six months ended June 30, 2014 was related to the lower balance of deferred financing fees as a result of the redemption of the 2018 Notes and the company's debt reduction efforts.
Other expense, net for the three months ended June 30, 2014 was $3.1 million compared to $1.4 million for the same period in 2013. Other expense, net for the six months ended June 30, 2014 was $2.3 million compared to $0.2 million of other income, net for the same period in 2013. The increase in other expense, net for the three and six months ended June 30, 2014 compared to the same period in 2013 was primarily due to foreign currency losses in 2014 compared to foreign currency gains in 2013.
For the six months ended June 30, 2014, the company recorded income tax expense of $21.8 million, compared to income tax expense of $17.8 million for the six months ended June 30, 2013.  The increase in the company's tax expense for the six months ended June 30, 2014 relative to the prior year resulted primarily from favorable audit resolutions in the prior year. The company's effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where the company cannot recognize tax benefits on current losses.
As of each reporting date, the company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of June 30, 2014, in part because in the current quarter the company's crane operations achieved three years of cumulative pre-tax income in the China tax jurisdiction, management determined that sufficient positive evidence exists to conclude that it is more likely than not that additional deferred taxes of $9.0 million are realizable, and therefore, reduced the valuation allowance accordingly.
The company will continue to periodically evaluate its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the company will either add to, or reverse a portion of, its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the company’s income tax provision, and could have a material effect on operating results.
The company’s unrecognized tax benefits, excluding interest and penalties, were $34.2 million as of June 30, 2014, and $35.9 million as of December 31, 2013.  All of the company’s unrecognized tax benefits as of June 30, 2014, if recognized, would impact its effective tax rate. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by up to $10.9 million, either because the company’s tax positions are sustained on audit or settled or the applicable statute of limitations closes.
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service (“IRS”) for the calendar years 2008 through 2011.  In August 2012, the company received a Notice of Proposed Assessment related to the disallowance of the deductibility of a $380.9 million foreign currency loss incurred in calendar year 2008 and proposed adjustments to the research and development credit generated in 2009. The company subsequently filed a formal protest to the proposed adjustments. Following an Appeals conference in September

2013, the Appeals division advised the company that these issues had been tentatively resolved in the company's favor; however, this tentative resolution was subject to review by the Joint Committee on Taxation. In July 2014, the company was notified that its case had been reviewed by the Joint Committee on Taxation and they agreed with the favorable resolution reached by the Appeals division.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of June 30, 2014, the company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
As of June 30, 2014, there have been no significant developments in the quarter with respect to the company’s other ongoing tax audits in various jurisdictions.
Loss from discontinued operations for the three months ended June 30, 2014 was $0.3 million compared to $7.6 million for the same period ended 2013. Loss from discontinued operations for the six months ended June 30, 2014 was $1.3 million compared to $11.7 million for the same period ended 2013. The decrease in loss from discontinued operations for the three and six months ended June 30, 2014 compared to the same period in 2013 was primarily due to the disposal of Manitowoc Dong Yue in January 2014.
Loss on sale of discontinued operations was $9.9 million for the six months ended June 30, 2014 related to the sale of Manitowoc Dong Yue.  Loss on sale of discontinued operations was $1.6 million for the six months ended June 30, 2013 related to the sale of the Jackson business and was primarily attributable to tax expense of $3.3 million. For more information regarding the sale of Manitowoc Dong Yue and the Jackson business, see Note 2, "Discontinued Operations," of the condensed consolidated financial statements.
Financial Condition
First Six Months of 2014
Cash and cash equivalents balance as of June 30, 2014 totaled $103.5 million, an increase of $48.6 million from the December 31, 2013 balance of $54.9 million.  Cash flow used for operating activities of continuing operations for the first six months of 2014 was $192.1 million compared to cash used for continuing operations of $54.9 million for the first six months of 2013.  During the first six months of 2014, the increase in cash flows used for continuing operations was primarily due to an increase in income taxes paid, unfavorable changes in the timing of payments on accrued expenses, and other miscellaneous unfavorable working capital changes.
Cash flows used for investing activities of $46.1 million for the first six months of 2014 primarily consisted of capital expenditures of $35.0 million, with the majority of the capital expenditures related to equipment purchases for the Crane and Foodservice segments and the continued enterprise resource planning ("ERP") system implementation in the Crane segment.
Cash flows provided by financing activities of $294.2 million for the first six months of 2014 consisted primarily of proceeds from the revolving credit facility.
First Six Months of 2013
Cash and cash equivalents balance as of June 30, 2013 totaled $91.6 million, an increase of $18.4 million from the December 31, 2012 balance of $73.2 million. Cash flow used for operating activities of continuing operations for the first six months of 2013 was $54.9 million compared to cash used for continuing operations of $115.5 million for the first six months of 2012. During the first six months of 2013, cash flow used for continuing operations was primarily a result of working capital to support increased order activity. Inventory increases resulted in a use of cash of $120.9 million to support increased order activity primarily in the Crane segment.
Cash flows used by investing activities of $7.0 million for the first six months of 2013 primarily consisted of proceeds of $39.2 million related to the sale of the Jackson business, offset by capital expenditures $46.5 million. The majority of the capital expenditures were related to equipment purchases for the Crane and Foodservice segments, continued investment in the company's facility in Brazil and the ERP system implementation in the Crane segment.

Cash flows provided by financing activities of $89.8 million for the first six months of 2013 consisted primarily of proceeds from the revolving credit facility.
Liquidity and Capital Resources
Outstanding debt as of June 30, 2014 and December 31, 2013 is summarized as follows:

(in millions)	June 30, 2014	December 31, 2013
Revolving credit facility	$268.0	$—
Term loan A	345.6	162.5
Term loan B	199.5	—
Senior notes due 2018	—	408.4
Senior notes due 2020	615.4	614.8
Senior notes due 2022	294.3	289.1
Other	98.9	52.0
Total debt	1,821.7	1,526.8
Less current portion and short-term borrowings	(74.7)	(22.7)
Long-term debt	$1,747.0	$1,504.1
On January 3, 2014, the company entered into a $1,050.0 million Third Amended and Restated Credit Agreement (as amended, the “New Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of America, N.A., Wells Fargo Bank, National Association, and SunTrust Bank as Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., BMO Harris Bank N.A., and Rabobank Nederland, New York Branch as Documentation Agents. The New Senior Credit Facility, which replaced the Prior Senior Credit Facility (as defined below), includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is a Term Loan A in the aggregate amount of $350.0 million, with a term of five years. The third facility is a Term Loan B in the amount of $200.0 million, with a term of seven years.
Including interest rate swaps at June 30, 2014, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 2.99% and 3.25%, respectively. Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.25% and 3.25% respectively, at June 30, 2014. The weighted average interest rates for the term loans at June 30, 2014 were not impacted by the interest rate caps because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level.
Entry into the New Senior Credit Facility resulted in a loss on debt extinguishment of $2.0 million related to the write-off of deferred financing fees.
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
On February 18, 2014 the Company redeemed its 9.50% Senior Notes due 2018 (the “2018 Notes”) for $419.0 million or 104.750%, expressed as a percentage of the principal amount. The redemption resulted in a loss on debt extinguishment of $23.3 million during the first quarter of 2014 and consisted of $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. Previously monetized derivative assets related to fixed-to-float interest rate swaps were treated as an increase to the debt balance of the 2018 Notes and were being amortized to interest expense over the life of the original swap. As a result of the redemption, the remaining monetization balance of $8.3 million as of February 18, 2014 was amortized as a reduction to interest expense during the first quarter of 2014.

See additional discussion of the New Senior Credit Facility and the Senior Notes in Note 8, “Debt,” of the condensed consolidated financial statements.
As of June 30, 2014, the company had outstanding $98.9 million of other indebtedness that has a weighted-average interest rate of approximately 6.0%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of June 30, 2014, the company had outstanding $100.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the New Senior Credit Facility, and $175.0 million notional amount of float-to-fixed interest rate swaps related to Term Loan A of the New Senior Credit Facility. The interest rate swaps fix the interest related to $175.0 million notional amount of Term Loan A at a rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility. The unhedged portions of Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility. As of June 30, 2014, $75.0 million and $125.0 million of the 2020 Notes and 2022 Notes were swapped to floating rate interest. Including the impact of these swaps, the 2020 Notes and 2022 Notes have an all-in interest rate of 8.31% and 5.18%, respectively.
As of June 30, 2014, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, 2020 Notes, and 2022 Notes.  Based upon current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months. As of June 30, 2014 the company’s Consolidated Senior Secured Leverage Ratio was 2.35:1, while the maximum ratio is 3.50:1, and the Consolidated Interest Coverage Ratio was 4.37:1, above the minimum ratio of 2.50:1.
The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of June 30, 2014 was $449.5 million. The company believes this non-GAAP measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of net earnings attributable to the company to Adjusted EBITDA for the trailing twelve months ended June 30, 2014 was as follows:

Trailing Twelve Months,
(in millions)	June 30, 2014
Net earnings attributable to Manitowoc	$111.6
Loss from discontinued operations	4.3
Loss on sale of discontinued operations	11.0
Depreciation and amortization	98.9
Interest expense and amortization of deferred financing fees	113.4
Costs due to early extinguishment of debt	27.9
Restructuring charges	6.6
Income taxes	40.1
Forgiveness of Loan to Manitowoc Dong Yue	39.9
Other	(4.2)
Adjusted EBITDA	$449.5
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
The company’s liquidity position at June 30, 2014 and December 31, 2013 is summarized as follows:

(in millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$103.5	$54.9
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(268.0)	—
Less: Outstanding letters of credit	(4.2)	(30.6)
Total liquidity	$331.3	$524.3
The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.
The revolving facility under the New Senior Credit Facility has a maximum borrowing capacity of $500.0 million and expires in January 2019.  As of June 30, 2014, the revolving facility had a balance of $268.0 million.  During the quarter ended June 30, 2014, the highest daily borrowing was $467.9 million and the average borrowing was $404.8 million, while the average interest rate was 2.59% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company.  As of June 30, 2014, the spreads for LIBOR and Prime borrowings were both 2.00% given the company's effective Consolidated Total Leverage Ratio for this period.
The company has not provided for additional U.S. income taxes on approximately $735.6 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At June 30, 2014, approximately $70.3 million of the company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the company has asserted are permanently reinvested. The company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the company does not currently forecast a need for these funds in the U.S. because its U.S. operations and debt service are supported by the cash generated by its U.S. operations. The company would only plan to repatriate foreign cash when it would attract a low tax cost.

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
Crane - cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; unanticipated changes in global demand for high-capacity lifting equipment; changes in demand for lifting equipment in emerging economies; the replacement cycle of technologically obsolete cranes; and demand for used equipment.
Foodservice - weather; global expansion of customers; commercial ice-cube machine and other foodservice equipment replacement cycles in the United States and other mature markets; unanticipated issues associated with refresh/renovation plans by national restaurant accounts and global chains; growth in demand for foodservice equipment by customers in emerging markets; and demand for quick service restaurants (QSR) chains and kiosks.

Corporate (including factors that may affect both of our segments) - changes in laws and regulations, as well as their enforcement, throughout the world; the ability to finance, complete, successfully integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances, joint ventures and/or other strategic alternatives; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, and unanticipated issues associated with transitional services; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the ability to focus on the customer, new technologies and innovation, including the successful development of innovative products and market acceptance of new and innovative products; the ability to focus and capitalize on product quality and reliability; issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, and/or consolidations of existing facilities and operations; efficiencies and capacity utilization of facilities; actions of competitors, including competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; unanticipated changes in capital and financial markets; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of additional financing leverage; the ability to convert orders and order activity into sales and the timing for those sales; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; growth of general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms); unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of a tax matter with the IRS related to calendar years 2008 and 2009; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company's business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities and the ability to implement the company's long-term initiatives; risks related to actions of activist shareholders; risks associated with data security and technological systems and protections; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; government approval and funding of projects and the effects of other government-related issues or developments; and other events outside our control.

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

Date: August 1, 2014	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
June 30, 2014

Exhibit No.	Description	Filed/Furnished Herewith

10.1	Amendment No. 3 to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 28, 2014, by and among Manitowoc Funding LLC and Manitowoc Cayman Islands Funding Ltd., as Sellers, The Manitowoc Company, Inc., Garland Commercial Ranges Limited and Convotherm Elektrogeräte GmbH, as Servicers, and Wells Fargo Bank, N.A., as Purchaser and as Agent. (Reflects non-material changes finalized in May 2014.)	X	(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith
(2)  Furnished Herewith