Form 10-Q
period 2014-09-30
MANITOWOC CO INC
filed 2014-10-31
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2014, the most recent practicable date, was 135,522,965.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$986.3	$1,012.1	$2,849.1	$2,943.8
Costs and expenses:
Cost of sales	741.1	750.0	2,104.5	2,183.6
Engineering, selling and administrative expenses	153.4	149.6	483.1	465.7
Amortization expense	8.8	8.6	26.4	26.5
Restructuring expense	1.7	0.4	4.7	1.6
Other	—	0.2	0.1	0.5
Total operating costs and expenses	905.0	908.8	2,618.8	2,677.9

Earnings from operations	81.3	103.3	230.3	265.9

Other income (expense):
Interest expense	(24.7)	(31.6)	(69.1)	(96.8)
Amortization of deferred financing fees	(1.0)	(1.8)	(3.3)	(5.3)
Loss on debt extinguishment	—	—	(25.3)	(0.4)
Other income (expense), net	0.7	0.9	(1.6)	1.1
Total other expense	(25.0)	(32.5)	(99.3)	(101.4)

Earnings from continuing operations before taxes on income	56.3	70.8	131.0	164.5
(Benefit) provision for taxes on income	(18.1)	17.0	3.7	34.8
Earnings from continuing operations	74.4	53.8	127.3	129.7

Discontinued operations:
Loss from discontinued operations, net of income taxes of $(0.1), $0.4, $(0.4) and $(0.9), respectively	(0.2)	(3.2)	(1.5)	(14.9)
Loss on sale of discontinued operations, net of income taxes of $(0.6), $0.0, $(0.6) and $3.3, respectively	(1.1)	—	(11.0)	(1.6)
Net earnings	73.1	50.6	114.8	113.2
Less: Net (loss) earnings attributable to noncontrolling interest, net of income taxes	—	(2.3)	3.9	(7.7)
Net earnings attributable to Manitowoc	$73.1	$52.9	$110.9	$120.9

Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$74.4	$54.2	$123.0	$130.7
Loss from discontinued operations, net of income taxes	(0.2)	(1.3)	(1.1)	(8.2)
Loss on sale of discontinued operations, net of income taxes	(1.1)	—	(11.0)	(1.6)
Net earnings attributable to Manitowoc	$73.1	$52.9	$110.9	$120.9

Basic earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.55	$0.41	$0.91	$0.98
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.01)	(0.01)	(0.06)
Loss on sale of discontinued operations, net of income taxes	(0.01)	—	(0.08)	(0.01)
Earnings per share attributable to Manitowoc common shareholders	$0.54	$0.40	$0.82	$0.91

Diluted earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.54	$0.40	$0.89	$0.97
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.01)	(0.01)	(0.06)
Loss on sale of discontinued operations, net of income taxes	(0.01)	—	(0.08)	(0.01)
Earnings per share attributable to Manitowoc common shareholders	$0.53	$0.39	$0.81	$0.89

Weighted average shares outstanding — basic	135,222,411	133,079,254	134,803,784	132,798,086
Weighted average shares outstanding — diluted	137,597,804	135,304,501	137,606,011	135,141,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$73.1	$50.6	$114.8	$113.2
Other comprehensive income (loss), net of tax
Derivative instrument fair market value adjustment, net of income taxes of $(1.1), $1.4, $(2.2) and $0.2, respectively	(2.1)	2.3	(4.1)	0.2
Employee pension and postretirement benefits, net of income taxes of $0.3, $0.3, $0.8 and $1.0, respectively	0.7	1.0	2.3	3.1
Foreign currency translation adjustments	(48.2)	16.7	(46.8)	0.6
Total other comprehensive (loss) income, net of tax	(49.6)	20.0	(48.6)	3.9
Comprehensive income	23.5	70.6	66.2	117.1
Comprehensive (loss) income attributable to noncontrolling interest	—	(2.3)	3.9	(7.7)
Comprehensive income attributable to Manitowoc	$23.5	$72.9	$62.3	$124.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013
(Unaudited)
(In millions, except share data)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$74.8	$54.9
Restricted cash	25.1	12.8
Accounts receivable, less allowances of $20.0 and $18.2, respectively	303.0	255.5
Inventories — net	808.9	720.8
Deferred income taxes	86.2	89.9
Other current assets	125.9	113.9
Current assets of discontinued operation	—	15.1
Total current assets	1,423.9	1,262.9

Property, plant and equipment — net	595.0	578.8
Goodwill	1,206.8	1,218.6
Other intangible assets — net	730.4	766.2
Other non-current assets	121.8	126.8
Long-term assets of discontinued operation	—	23.3
Total assets	$4,077.9	$3,976.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$787.1	$935.6
Current portion of long-term debt and short-term borrowings	74.8	22.7
Product warranties	77.1	81.1
Customer advances	37.7	34.9
Product liabilities	26.7	25.0
Current liabilities of discontinued operation	—	26.1
Total current liabilities	1,003.4	1,125.4
Non-Current Liabilities:
Long-term debt	1,672.1	1,504.1
Deferred income taxes	224.4	214.3
Pension obligations	103.5	101.5
Postretirement health and other benefit obligations	43.9	44.7
Long-term deferred revenue	34.8	37.6
Other non-current liabilities	122.0	164.5
Long-term liabilities of discontinued operation	—	2.2
Total non-current liabilities	2,200.7	2,068.9
Commitments and contingencies (Note 14)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 135,522,965 and 133,717,057 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	537.2	506.0
Accumulated other comprehensive loss	(55.5)	(6.9)
Retained earnings	464.1	353.2
Treasury stock, at cost (27,652,963 and 29,458,871 shares, respectively)	(73.4)	(78.2)
Total Manitowoc stockholders’ equity	873.8	775.5
Noncontrolling interest	—	6.8
Total equity	873.8	782.3
Total liabilities and equity	$4,077.9	$3,976.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operations:
Net earnings	$114.8	$113.2
Adjustments to reconcile net earnings to cash (used for) provided by operating activities of continuing operations:
Discontinued operations, net of income taxes	1.5	14.9
Depreciation	50.7	53.2
Amortization of intangible assets	26.4	26.5
Amortization of deferred financing fees	3.3	5.3
Deferred income taxes	(14.3)	(1.0)
Loss on early debt extinguishment	6.2	0.4
(Gain) loss on sale of property, plant and equipment	(3.1)	3.2
Loss on sale of discontinued operations	11.0	1.6
Other	0.7	12.4
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(56.3)	40.7
Inventories	(134.7)	(150.9)
Other assets	(14.7)	(46.5)
Accounts payable	(26.6)	(8.1)
Accrued expenses and other liabilities	(97.1)	(3.7)
Net cash (used for) provided by operating activities of continuing operations	(132.2)	61.2
Net cash used for operating activities of discontinued operations	(7.2)	(8.6)
Net cash (used for) provided by operating activities	(139.4)	52.6

Cash Flows from Investing:
Capital expenditures	(57.9)	(72.8)
Proceeds from sale of property, plant and equipment	8.8	1.4
Restricted cash	(12.8)	1.2
Proceeds from sale of business	—	39.2
Net cash used for investing activities of continuing operations	(61.9)	(31.0)
Net cash used for investing activities of discontinued operations	—	(0.6)
Net cash used for investing activities	(61.9)	(31.6)

Cash Flows from Financing:
Proceeds from revolving credit facility	204.0	16.7
Payments on long-term debt	(600.0)	(55.8)
Proceeds from long-term debt	620.9	28.3
Payments on notes financing	(14.8)	(0.9)
Debt issuance costs	(5.0)	—
Exercises of stock options	25.2	3.8
Net cash provided by (used for) financing activities of continuing operations	230.3	(7.9)
Net cash used for financing activities of discontinued operations	(7.2)	—
Net cash provided by (used for) financing activities	223.1	(7.9)

Effect of exchange rate changes on cash	(1.9)	(2.0)

Net increase in cash and cash equivalents	19.9	11.1
Balance at beginning of period	54.9	73.2
Balance at end of period	$74.8	$84.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
1.  Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, the cash flows for the same nine-month periods, and the financial position at September 30, 2014 and December 31, 2013, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2013.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC’s rules and regulations dealing with interim financial statements.  However, the company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.
The results for the three and nine months ended September 30, 2013 have been revised to reflect reclassifications due to discontinued operations. See Note 2, “Discontinued Operations,” of the condensed consolidated financial statements for further discussion.
All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.
2. Discontinued Operations
During the fourth quarter of 2013, the company agreed to sell its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. (“Manitowoc Dong Yue” or the “joint venture”), a consolidated entity, which produced mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as a discontinued operation in the company's financial statements. The transaction subsequently closed on January 21, 2014. The transaction resulted in a $9.9 million loss on sale, net of tax during the first quarter of 2014.
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
The following selected financial data of the Manitowoc Dong Yue business for the three and nine months ended September 30, 2014 and 2013 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There was no general corporate expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net sales	$—	$2.4	$0.3	$15.3

Pretax loss from discontinued operation	$—	$(3.9)	$(0.8)	$(13.4)
Provision for taxes on earnings	—	—	—	—
Net loss from discontinued operation	$—	$(3.9)	$(0.8)	$(13.4)

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
The following selected financial data of the Jackson business for the three and nine months ended September 30, 2014 and 2013 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net sales	$—	$—	$—	$2.5

Pretax earnings from discontinued operation	$—	$—	$—	$0.1
Provision for taxes on earnings	—	—	—	—
Net earnings from discontinued operation	$—	$—	$—	$0.1

During the third quarter of 2014, the company settled a pension obligation related to a previously disposed entity which resulted in a $1.1 million loss on sale, net of income tax benefit of $0.6 million, during the period.
The following selected financial data of various other businesses disposed of prior to 2013, consisting primarily of administrative costs, for the three and nine months ended September 30, 2014 and 2013, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net sales	$—	$—	$—	$—

Pretax (loss) earnings from discontinued operations	$(0.3)	$1.1	$(1.1)	$(2.5)
(Benefit) provision for taxes on earnings	(0.1)	0.4	(0.4)	(0.9)
Net (loss) earnings from discontinued operations	$(0.2)	$0.7	$(0.7)	$(1.6)

3. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$1.7	$—	$1.7
Commodity contracts	—	0.1	—	0.1
Total current assets at fair value	$—	$1.8	$—	$1.8
Current Liabilities:
Foreign currency exchange contracts	$—	$5.7	$—	$5.7
Commodity contracts	—	0.4	—	0.4
Total current liabilities at fair value	$—	$6.1	$—	$6.1
Non-current Liabilities:
Interest rate swap contracts	—	8.3	—	8.3
Total non-current liabilities at fair value	$—	$8.3	$—	$8.3

	Fair Value as of December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Commodity contracts	—	0.2	—	0.2
Total current assets at fair value	$—	$3.1	$—	$3.1
Current Liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.4	—	0.4
Total current liabilities at fair value	$—	$1.5	$—	$1.5
Non-current Liabilities:
Interest rate swap contracts	$—	$14.9	$—	$14.9
Total non-current liabilities at fair value	$—	$14.9	$—	$14.9
The fair value of the company’s 9.50% Senior Notes due 2018 was approximately $423.1 million as of December 31, 2013; these notes were redeemed by the company on February 18, 2014. The fair value of the company’s 8.50% Senior Notes due 2020 was approximately $645.0 million and $677.6 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of the company’s 5.875% Senior Notes due 2022 was approximately $313.5 million and $303.9 million as of September 30, 2014 and December 31, 2013, respectively. The fair values of the company’s Term Loans under its credit facilities were as follows as of September 30, 2014 and December 31, 2013:  Term Loan A — $330.8 million and $161.9 million, respectively; and Term Loan B — $195.1 million and $0.0 million, respectively.  See Note 8, “Debt,” for a description of the debt instruments and their related carrying values, as well as for a discussion of the February 2014 redemption of the company’s 9.50% Senior Notes due 2018.
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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the company’s revolving credit facility, approximate fair value, without being discounted as of September 30, 2014 and December 31, 2013, due to the short-term nature of these instruments.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  In the next twelve months the company estimates that $2.9 million of unrealized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.
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
As of September 30, 2014 and December 31, 2013, the company had the following outstanding commodity and foreign currency exchange contracts that were intended to hedge forecasted transactions:

	Units Hedged
Commodity	September 30, 2014	December 31, 2013	Unit	Type
Aluminum	1,700	1,622	MT	Cash Flow
Copper	601	382	MT	Cash Flow
Natural Gas	357,727	214,277	MMBtu	Cash Flow
Steel	9,712	11,503	Tons	Cash Flow

	Units Hedged
Short Currency	September 30, 2014	December 31, 2013	Type
Canadian Dollar	11,655,598	11,011,092	Cash Flow
European Euro	51,605,984	74,934,975	Cash Flow
South Korean Won	2,914,210,972	1,258,808,642	Cash Flow
Singapore Dollar	6,000,000	5,280,000	Cash Flow
United States Dollar	82,915,375	42,200,000	Cash Flow
As of September 30, 2014 and December 31, 2013, the company had outstanding $75.0 million and $100.0 million, respectively, of notional amounts of 3.00% LIBOR caps related to the term loan portion of its credit facility.  The remaining unhedged portions of Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility without the benefit of the interest rate cap.
As of September 30, 2014, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the New Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility.
As of both September 30, 2014 and December 31, 2013, the company had $75.0 million and $125.0 million total notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2020 and 2022, respectively, that were designated as fair value hedges.
See Note 8, “Debt,” for a description of the debt instruments.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within other income, net in the Condensed Consolidated Statements of Operations.  As of September 30, 2014 and December 31, 2013, the company had the following outstanding foreign currency exchange contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	September 30, 2014	December 31, 2013	Recognized Location	Purpose
Euro	18,242,497	31,738,273	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	30,300,073	29,091,053	Other income, net	Accounts Payable and Receivable Settlement
Australian Dollar	—	1,000,000	Other income, net	Accounts Payable and Receivable Settlement
Chinese Renminbi	—	125,000,000	Other income, net	Accounts Payable and Receivable Settlement
Japanese Yen	48,000,000	—	Other income, net	Accounts Payable and Receivable Settlement
Swiss Franc	1,300,000	—	Other income, net	Accounts Payable and Receivable Settlement
Canadian Dollar	572,175	—	Other income, net	Accounts Payable and Receivable Settlement
Mexican Peso	2,014,929	—	Other income, net	Accounts Payable and Receivable Settlement
British Pound Sterling	426,244	—	Other income, net	Accounts Payable and Receivable Settlement
The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 was as follows:

		ASSET DERIVATIVES
		September 30, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.2	$2.3
Commodity contracts	Other current assets	0.1	0.2
Total derivatives designated as hedging instruments		$0.3	$2.5

		ASSET DERIVATIVES
		September 30, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.5	$0.6
Total derivatives NOT designated as hedging instruments		$1.5	$0.6

Total asset derivatives		$1.8	$3.1
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 was as follows:

		LIABILITY DERIVATIVES
		September 30, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$4.8	$0.5
Commodity contracts	Accounts payable and accrued expenses	0.4	0.4
Interest rate swap contracts: Float-to-fixed	Other non-current liabilities	0.3	—
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	8.0	14.9
Total derivatives designated as hedging instruments		$13.5	$15.8

		LIABILITY DERIVATIVES
		September 30, 2014	December 31, 2013
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.9	$0.6
Total derivatives NOT designated as hedging instruments		$0.9	$0.6

Total liability derivatives		$14.4	$16.4
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and September 30, 2013 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	September 30, 2014	September 30, 2013	OCI into Income (Effective Portion)	September 30, 2014	September 30, 2013
Foreign exchange contracts	$(2.7)	$2.0	Cost of sales	$(0.6)	$0.8
Commodity contracts	$(0.3)	$0.4	Cost of sales	$—	$(0.4)
Interest rate swap contracts: Float-to-fixed	0.9	—	Interest expense	(0.7)	—
Total	$(2.1)	$2.4		$(1.3)	$0.4

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	September 30, 2014	September 30, 2013
Commodity contracts	Cost of sales	$(0.1)	$—
Total		$(0.1)	$—

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	September 30, 2014	September 30, 2013
Foreign exchange contracts	Other income	$1.0	$0.8
Total		$1.0	$0.8

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014 and September 30, 2013 for gains or losses initially recognized in OCI in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	September 30, 2014	September 30, 2013	OCI into Income (Effective Portion)	September 30, 2014	September 30, 2013
Foreign exchange contracts	$(3.8)	$0.2	Cost of sales	$—	$1.6
Commodity contracts	$(0.1)	$0.1	Cost of sales	$(0.2)	$(1.5)
Interest rate swaps contracts: Float-to-fixed	(0.2)	—	Interest expense	(1.1)	—
Total	$(4.1)	$0.3		$(1.3)	$0.1

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	September 30, 2014	September 30, 2013
Commodity contracts	Cost of sales	$(0.1)	$(0.1)
Total		$(0.1)	$(0.1)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	September 30, 2014	September 30, 2013
Foreign exchange contracts	Other income	$0.6	$—
Total		$0.6	$—
The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and September 30, 2013 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	September 30, 2014	September 30, 2013
Interest rate swap contracts: Fixed-to-float	Interest expense	$(0.5)	$(2.7)
Total		$(0.5)	$(2.7)
The effect of Fair Market Value designated derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014 and September 30, 2013 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	September 30, 2014	September 30, 2013
Interest rate swap contracts: Fixed-to-float	Interest expense	$6.9	$(10.1)
Total		$6.9	$(10.1)

5. Inventories
The components of inventories as of September 30, 2014 and December 31, 2013 are summarized as follows:

(in millions)	September 30, 2014	December 31, 2013
Inventories — gross:
Raw materials	$255.0	$259.0
Work-in-process	169.9	130.2
Finished goods	490.2	436.8
Total inventories — gross	915.1	826.0
Excess and obsolete inventory reserve	(69.5)	(69.0)
Net inventories at FIFO cost	845.6	757.0
Excess of FIFO costs over LIFO value	(36.7)	(36.2)
Inventories — net	$808.9	$720.8
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2013 and the nine months ended September 30, 2014 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2013	$341.7	$1,384.7	$1,726.4
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of January 1, 2013	341.7	869.0	1,210.7
Acquisition of Inducs, AG	—	5.0	5.0
Restructuring reserve adjustment	—	(0.7)	(0.7)
Foreign currency impact	3.4	0.2	3.6
Gross balance as of December 31, 2013	$345.1	$1,389.2	$1,734.3
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2013	$345.1	$873.5	$1,218.6
Foreign currency impact	(11.4)	(0.4)	(11.8)
Gross balance as of September 30, 2014	$333.7	$1,388.8	$1,722.5
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of September 30, 2014	$333.7	$873.1	$1,206.8
The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other.” The company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Goodwill is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
As of June 30, 2014, the company performed its annual impairment analysis for its reporting units, which were Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes China; Cranes Greater Asia Pacific; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, and based on those results, no impairment was indicated.
As of September 30, 2014, the company completed its reorganization of the Cranes operating and financial consolidation structure from geographic to product line reporting. As a result of the reorganization, the company determined that for the purpose of goodwill impairment assessment it has a single reporting unit under the new structure, comprised of the Crane operating segment.

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
The gross carrying amount, accumulated amortization and net book value of the company’s intangible assets other than goodwill at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$305.0	$—	$305.0	$311.8	$—	$311.8
Customer relationships	426.1	(130.8)	295.3	426.1	(114.4)	311.7
Patents	33.6	(28.6)	5.0	34.9	(28.4)	6.5
Engineering drawings	11.3	(9.4)	1.9	11.5	(9.1)	2.4
Distribution network	20.2	—	20.2	21.0	—	21.0
Other intangibles	173.3	(70.3)	103.0	176.6	(63.8)	112.8
Total	$969.5	$(239.1)	$730.4	$981.9	$(215.7)	$766.2
Amortization expense for the three months ended September 30, 2014 and 2013 was $8.8 million and $8.6 million, respectively.
Amortization expense for the nine months ended September 30, 2014 and 2013 was $26.4 million and $26.5 million, respectively.
7.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at September 30, 2014 and December 31, 2013 are summarized as follows:

(in millions)	September 30, 2014	December 31, 2013
Trade accounts payable and interest payable	$471.8	$510.6
Employee related expenses	105.5	99.9
Restructuring expenses	18.4	20.6
Profit sharing and incentives	7.4	44.7
Accrued rebates	44.6	45.2
Deferred revenue - current	21.0	25.0
Derivative liabilities	6.1	1.5
Income taxes payable	1.8	62.5
Miscellaneous accrued expenses	110.5	125.6
	$787.1	$935.6

8. Debt
Outstanding debt at September 30, 2014 and December 31, 2013 is summarized as follows:

(in millions)	September 30, 2014	December 31, 2013
Revolving credit facility	$204.0	$—
Term loan A	341.3	162.5
Term loan B	199.0	—
Senior notes due 2018	—	408.4
Senior notes due 2020	614.3	614.8
Senior notes due 2022	294.2	289.1
Other	94.1	52.0
Total debt	1,746.9	1,526.8
Less current portion and short-term borrowings	(74.8)	(22.7)
Long-term debt	$1,672.1	$1,504.1
On January 3, 2014, the company entered into a $1,050.0 million Third Amended and Restated Credit Agreement (as amended, the “New Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of America, N.A., Wells Fargo Bank, National Association, and SunTrust Bank as Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., BMO Harris Bank N.A. and Rabobank Nederland, New York Branch as Documentation Agents. The New Senior Credit Facility, which replaced the Prior Senior Credit Facility (as defined below), includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is a Term Loan A in the aggregate amount of $350.0 million, with a term of five years. The third facility is a Term Loan B in the amount of $200.0 million, with a term of seven years.
Including interest rate swaps at September 30, 2014, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 2.95% and 3.25%, respectively. Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.19% and 3.25% respectively, at September 30, 2014. The weighted average interest rates for the term loans at September 30, 2014 were not impacted by the interest rate caps because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level.
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
The New Senior Credit Facility replaced the company’s prior $1,250.0 million Second Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”), which was entered into on May 13, 2011. The Prior Senior Credit Facility included three different loan facilities.  The first was a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility was an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility was an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.
As of September 30, 2014, the company had the following two series of Senior Notes outstanding (collectively the “Senior Notes”):
•5.875% Senior Notes due 2022 (the “2022 Notes”); original principal amount: $300.0 million
•8.50% Senior Notes due 2020 (the “2020 Notes”); original principal amount: $600.0 million
Interest on the 2022 Notes is payable semiannually in April and October of each year; interest on the 2020 Notes is payable semiannually in May and November of each year.
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
The company may redeem the 2020 Notes in whole or in part for a premium at any time on or after November 1, 2015.  The following would be the principal and the premium paid by the company, expressed as a percentage of the principal amount, if it redeems the 2020 Notes during the twelve-month period commencing on November 1 of the year set forth below:

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
As of September 30, 2014, the company had outstanding $94.1 million of other indebtedness that has a weighted-average interest rate of approximately 6.0%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of September 30, 2014, the company had outstanding $75.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the New Senior Credit Facility, and $175.0 million notional amount of float-to-fixed interest rate swaps related to Term Loan A of the New Senior Credit Facility. The interest rate swaps fix the interest related to $175.0 million notional amount of Term Loan A at a rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility. The unhedged portions of Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility.
As of September 30, 2014, $75.0 million and $125.0 million of the 2020 and 2022 Notes, respectively, were swapped to floating rate interest. Including the impact of these floating rate swaps, the 2020 and 2022 Notes have all-in interest rates of 8.31% and 5.18%, respectively.
The balance sheet values of the Senior Notes as of September 30, 2014 and December 31, 2013 are not equal to the face value of the Senior Notes due to the fact that the monetized value and the fair market value of the fixed-to-float interest rate hedges on these Senior Notes are included in the applicable balance sheet values (see Note 4, “Derivative Financial Instruments” for more information).
As of September 30, 2014, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, the 2020 Notes, and the 2022 Notes.  Based upon the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent twelve months. As of September 30, 2014, the company's Consolidated Senior Secured Leverage Ratio was 2.34:1, while the maximum ratio is 3.50:1, and the Consolidated Interest Coverage Ratio was 4.45:1, above the minimum ratio of 2.50:1.
9. Accounts Receivable Securitization
The company maintains an accounts receivable securitization program with a commitment size of $150.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., less than 60 days) as noted below. Trade accounts receivables sold to a third-party financial institution (“Purchaser”) and being serviced by the company totaled $149.3 million as of September 30, 2014 and $148.9 million at December 31, 2013.
Due to an average collection cycle of less than 60 days for such accounts receivable as well as the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded as of September 30, 2014 and December 31, 2013 was $65.9 million and $41.3 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

The accounts receivable securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the New Senior Credit Facility.  As of September 30, 2014, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the accounts receivable securitization program.  Based on the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent twelve months.
10.  Income Taxes
For the nine months ended September 30, 2014, the company recorded income tax expense of $3.7 million, compared to income tax expense of $34.8 million for the nine months ended September 30, 2013. The decrease in the company's tax expense for the nine months ended September 30, 2014 relative to the prior year relates primarily to an election made by the company with the Internal Revenue Service in the third quarter of 2014 to treat Enodis Holdings Ltd, the company’s UK Holding Company, as a partnership for U.S. federal income tax purposes. As a result of this status change, the company recorded a $25.8 million capital loss tax benefit. The company's effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where the company cannot recognize tax benefits on current losses, and the aforementioned election made in the third quarter of 2014.
As of each reporting date, the company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of September 30, 2014, due in part to the company's Spanish foodservice operation having achieved three years of cumulative pre-tax income, management determined that sufficient positive evidence exists to conclude that it is more likely than not that additional deferred taxes of $3.6 million are realizable, and therefore, reduced the valuation allowance accordingly. In the second quarter of 2014, management determined that it was more likely than not that deferred taxes of $9.0 million related to its China crane operations were realizable, and reduced the related valuation allowance.
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
The company’s unrecognized tax benefits, excluding interest and penalties, were $39.3 million as of September 30, 2014, and $35.9 million as of December 31, 2013. During the next twelve months, it is reasonably possible that $3.6 million of the unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service for the calendar years 2010 and 2011. The examination of the company’s 2008 and 2009 U.S. tax returns was closed during the third quarter as the Joint Committee on Taxation concurred with the previously reached tentative resolution of the Appeals division, which was in the company’s favor. As of September 30, 2014, there have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.

11.  Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	135,222,411	133,079,254	134,803,784	132,798,086
Effect of dilutive securities	2,375,393	2,225,247	2,802,227	2,343,861
Diluted weighted average common shares outstanding	137,597,804	135,304,501	137,606,011	135,141,947
For the three months ended September 30, 2014 and September 30, 2013, 1.2 million and 1.4 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2014 and September 30, 2013, 1.2 million and 2.3 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.
No dividends were paid during each of the nine months ended September 30, 2014 and September 30, 2013.
12.  Stockholders’ Equity
The following is a roll forward of retained earnings and noncontrolling interest for the nine months ended September 30, 2014 and 2013:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2013	$353.2	$6.8
Net earnings	110.9	3.9
Noncontrolling interest deconsolidation as a result of sale	—	(10.7)
Balance at September 30, 2014	$464.1	$—

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2012	$222.1	$(19.0)
Net earnings (loss)	120.9	(7.7)
Balance at September 30, 2013	$343.0	$(26.7)
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
Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, June 30, and September 30, 2014 and 2013 are as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2013	$1.0	$(62.7)	$54.8	$(6.9)
Other comprehensive (loss) income before reclassifications	(0.9)	—	3.4	2.5
Amounts reclassified from accumulated other comprehensive income	(0.2)	0.8	—	0.6
Net current period other comprehensive (loss) income	(1.1)	0.8	3.4	3.1
Balance at March 31, 2014	$(0.1)	$(61.9)	$58.2	$(3.8)
Other comprehensive loss before reclassifications	(1.1)	—	(2.0)	(3.1)
Amounts reclassified from accumulated other comprehensive income	0.2	0.8	—	1.0
Net current period other comprehensive (loss) income	(0.9)	0.8	(2.0)	(2.1)
Balance at June 30, 2014	$(1.0)	$(61.1)	$56.2	$(5.9)
Other comprehensive loss before reclassifications	(2.9)	—	(48.2)	(51.1)
Amounts reclassified from accumulated other comprehensive income	0.8	0.7	—	1.5
Net current period other comprehensive (loss) income	(2.1)	0.7	(48.2)	(49.6)
Balance at September 30, 2014	$(3.1)	$(60.4)	$8.0	$(55.5)

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency items	Total
Balance at December 31, 2012	$0.6	$(80.3)	$50.3	$(29.4)
Other comprehensive loss before reclassifications	(2.7)	—	(14.6)	(17.3)
Amounts reclassified from accumulated other comprehensive income	0.1	1.0	—	1.1
Net current period other comprehensive (loss) income	(2.6)	1.0	(14.6)	(16.2)
Balance at March 31, 2013	$(2.0)	$(79.3)	$35.7	$(45.6)
Other comprehensive income (loss) before reclassifications	0.6	—	(1.5)	(0.9)
Amounts reclassified from accumulated other comprehensive income	(0.1)	1.1	—	1.0
Net current period other comprehensive income (loss)	0.5	1.1	(1.5)	0.1
Balance at June 30, 2013	$(1.5)	$(78.2)	$34.2	$(45.5)
Other comprehensive income before reclassifications	2.6	—	16.7	19.3
Amounts reclassified from accumulated other comprehensive income	(0.3)	1.0	—	0.7
Net current period other comprehensive income	2.3	1.0	16.7	20.0
Balance at September 30, 2013	$0.8	$(77.2)	$50.9	$(25.5)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.6)	$—		Cost of sales
Commodity contracts	—	(0.2)		Cost of sales
Interest rate swap contracts: Float-to-fixed	(0.7)	(1.1)		Interest Expense
	(1.3)	(1.3)		Total before tax
	0.5	0.5		Tax expense
	$(0.8)	$(0.8)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.0)	(3.1)	(a)
	(1.0)	(3.1)		Total before tax
	0.3	0.8		Tax benefit
	$(0.7)	$(2.3)		Net of Tax

Total reclassifications for the period	$(1.5)	$(3.1)		Net of Tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16, “Employee Benefit Plans,” for further details).
The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2013 is as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$0.8	$1.6		Cost of sales
Commodity contracts	(0.4)	(1.5)		Cost of sales
	0.4	0.1		Total before tax
	(0.1)	—		Tax expense
	$0.3	$0.1		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.3)	(4.1)	(a)
	(1.3)	(4.1)		Total before tax
	0.3	1.0		Tax benefit
	$(1.0)	$(3.1)		Net of Tax

Total reclassifications for the period	$(0.7)	$(3.0)		Net of Tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16, “Employee Benefit Plans,” for further details).

13.  Stock-Based Compensation
The company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013 and replaced the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”), and the 2004 Non-Employee Director Stock and Awards Plan (the “2004 Stock Plan”). The 2013 Omnibus Plan also replaced the company's Short-Term Incentive Plan (the “STIP”) as of December 31, 2013. The 2003 Stock Plan, the 2004 Stock Plan and the STIP are referred to as the “Prior Plans.” No new awards may be granted under the Prior Plans after the respective termination dates, but the Prior Plans continue to govern awards outstanding; outstanding awards will continue in force and effect until vested, exercised, forfeited, or expired pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. The total number of shares of the company’s common stock originally available for awards under the 2013 Omnibus Plan is 8.0 million shares and is subject to adjustment for stock splits, stock dividends and certain other transactions or events in the future.
Stock-based compensation expense was $2.5 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively.  Stock-based compensation expense was $10.8 million and $12.3 million for the nine months ended September 30, 2014 and 2013, respectively. The company granted options to acquire 0.3 million and 0.4 million shares of common stock to employees during the nine months ended September 30, 2014 and 2013, respectively.  In addition, the company issued a total of 0.1 million restricted stock units to employees and directors during the nine months ended September 30, 2014, and 0.1 million shares of restricted stock awards to directors during the nine months ended September 30, 2013.  The restricted stock units granted to employees in 2014 vest on the third anniversary of the grant date. The restricted stock units granted to directors in 2014 vest on the second anniversary of the grant date. The restrictions on restricted share awards granted to directors in 2013 expire on the third anniversary of the grant date.
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
14.  Contingencies and Significant Estimates
As of September 30, 2014, the company held reserves for environmental matters related to Enodis locations of approximately $0.6 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in the aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.
As of September 30, 2014, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last ten years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of September 30, 2014, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 were $26.7 million and $25.0 million, respectively; $4.7 million and $5.7 million, respectively, was reserved specifically for actual cases and $22.0 million and $19.3 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
As of September 30, 2014 and December 31, 2013, the company had reserved $92.7 million and $99.0 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.
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
15. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of September 30, 2014 and December 31, 2013 was $55.8 million and $62.6 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding as of September 30, 2014 and December 31, 2013 was $59.8 million and $66.8 million, respectively.  These amounts are not reduced for amounts the company would recover from the repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2018.
During the nine months ended September 30, 2014 and 2013, the company sold $2.6 million and $20.4 million, respectively, of additional long-term notes receivable to third party financing companies. The company guarantees some percentage of notes sold, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected in financing activities in the Condensed Consolidated Statements of Cash Flows.  During the nine months ended September 30, 2014 and 2013, the customers paid $17.4 million and $21.3 million, respectively, on the notes to the third party financing companies.  As of September 30, 2014 and December 31, 2013, the outstanding balance of the notes receivable guaranteed by the company was $21.4 million and $34.3 million, respectively.
See Note 2, "Discontinued Operations," for discussion of debt guaranteed by the company related to Manitowoc Dong Yue.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine months ended September 30, 2014 and the year ended December 31, 2013:

(in millions)	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance at beginning of period	$99.0	$101.2
Accruals for warranties issued during the period	40.6	58.6
Acquisition of Inducs, AG	—	0.2
Settlements made (in cash or in kind) during the period	(45.1)	(61.7)
Currency translation	(1.8)	0.7
Balance at end of period	$92.7	$99.0
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
The components of periodic benefit costs for the three and nine months ended September 30, 2014 and September 30, 2013 are as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.6	$0.1	$—	$1.8	$0.3
Interest cost of projected benefit obligations	2.6	2.7	0.6	7.7	8.2	1.6
Expected return on plan assets	(2.4)	(2.3)	—	(7.1)	(7.0)	—
Amortization of prior service cost	—	0.1	(0.1)	—	0.1	(0.2)
Amortization of actuarial net loss	0.8	0.3	—	2.2	1.1	(0.1)
Net periodic benefit costs	$1.0	$1.4	$0.6	$2.8	$4.2	$1.6

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.7	$0.2	$—	$1.9	$0.5
Interest cost of projected benefit obligations	2.4	2.5	0.5	7.2	7.4	1.5
Expected return on plan assets	(2.5)	(2.0)	—	(7.6)	(5.8)	—
Amortization of actuarial net loss	0.8	0.5	—	2.6	1.5	—
Net periodic benefit costs	$0.7	$1.7	$0.7	$2.2	$5.0	$2.0
17. Restructuring
The following is a roll-forward of all restructuring activities relating to the Crane segment for the nine months ended September 30, 2014 (in millions):

Restructuring Reserve Balance as of December 31, 2013	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of September 30, 2014
$4.3	$2.5	$(4.3)	$—	$2.5

The following is a roll-forward of all restructuring activities relating to the Foodservice segment for the nine months ended September 30, 2014 (in millions):

Restructuring Reserve Balance as of December 31, 2013	Restructuring Charges	Use of Reserve	Reserve Revisions	Restructuring Reserve Balance as of September 30, 2014
$16.3	$2.2	$(2.6)	$—	$15.9
18. Recent Accounting Changes and Pronouncements
In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern.” This update provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in the first annual period ending after December 15, 2016, with early adoption permitted. We believe the adoption of this ASU will not have a material impact on the company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update provided a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2016, and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. The company is evaluating the impact, if any, the adoption of this ASU will have on the company's consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations in Accounting Standard Codification Subtopic 205-20, and will now require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There will also be additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014, with early adoption permitted. The significance of this guidance for the company is dependent on any future disposals.

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

19.  Business Segments
The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has two reportable segments: Crane and Foodservice.  Net sales and earnings from operations by segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net sales:
Crane	$569.2	$610.2	$1,642.0	$1,801.6
Foodservice	417.1	401.9	1,207.1	1,142.2
Total net sales	$986.3	$1,012.1	$2,849.1	$2,943.8
Earnings (loss) from continuing operations:
Crane	$41.6	$59.1	$118.6	$164.0
Foodservice	61.9	69.5	185.7	181.6
Corporate expense	(11.7)	(16.1)	(42.8)	(51.1)
Amortization expense	(8.8)	(8.6)	(26.4)	(26.5)
Restructuring expense	(1.7)	(0.4)	(4.7)	(1.6)
Other	—	(0.2)	(0.1)	(0.5)
Earnings from continuing operations	$81.3	$103.3	$230.3	$265.9
Other income (expenses):
Interest expense	$(24.7)	$(31.6)	$(69.1)	$(96.8)
Amortization of deferred financing fees	(1.0)	(1.8)	(3.3)	(5.3)
Loss on debt extinguishment	—	—	(25.3)	(0.4)
Other income (expense) - net	0.7	0.9	(1.6)	1.1
Earnings from continuing operations before taxes on earnings	$56.3	$70.8	$131.0	$164.5

As of September 30, 2014 and December 31, 2013, the total assets by segment were as follows:

(in millions)	September 30, 2014	December 31, 2013
Crane	$1,969.1	$1,900.4
Foodservice	1,938.5	1,904.3
Corporate	170.3	171.9
Total	$4,077.9	$3,976.6
20.  Subsequent Events

On October 21, 2014 the company declared a cash dividend of $0.08 per share, payable on December 10, 2014 to shareholders of record on November 28, 2014.

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$617.2	$521.0	$(151.9)	$986.3
Costs and expenses:
Cost of sales	—	481.2	411.8	(151.9)	741.1
Engineering, selling and administrative expenses	10.8	71.9	70.7	—	153.4
Amortization expense	—	7.4	1.4	—	8.8
Restructuring expense	—	0.9	0.8	—	1.7
Other	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	(51.9)	(53.2)	—	105.1	—
Total costs and expenses	(41.1)	508.2	484.7	(46.8)	905.0

Operating earnings (loss) from continuing operations	41.1	109.0	36.3	(105.1)	81.3

Other income (expenses):
Interest expense	(22.5)	(0.5)	(1.7)	—	(24.7)
Amortization of deferred financing fees	(1.0)	—	—	—	(1.0)
Management fee income (expense)	15.8	(16.1)	0.3	—	—
Other income (expense), net	5.2	81.4	(5.2)	(80.7)	0.7
Total other (expenses) income	(2.5)	64.8	(6.6)	(80.7)	(25.0)

Earnings (loss) from continuing operations before taxes on earnings	38.6	173.8	29.7	(185.8)	56.3
Provision (benefit) for taxes on income	(34.5)	12.7	3.7	—	(18.1)
Earnings (loss) from continuing operations	73.1	161.1	26.0	(185.8)	74.4

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.2)	—	—	(0.2)
Loss on sale of discontinued operations, net of income taxes	—	—	(1.1)	—	(1.1)
Net earnings (loss)	73.1	160.9	24.9	(185.8)	73.1
Less: Net earnings attributable to noncontrolling interest	—	—	—	—	—
Net earnings (loss) attributable to Manitowoc	$73.1	$160.9	$24.9	$(185.8)	$73.1

Comprehensive income (loss) attributable to Manitowoc	$23.5	$157.2	$32.0	$(189.2)	$23.5

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$695.3	$490.7	$(173.9)	$1,012.1
Costs and expenses:
Cost of sales	—	530.3	393.6	(173.9)	750.0
Engineering, selling and administrative expenses	15.3	64.8	69.5	—	149.6
Amortization expense	—	7.4	1.2	—	8.6
Restructuring expense	—	0.1	0.3	—	0.4
Other	—	0.2	—	—	0.2
Equity in (earnings) loss of subsidiaries	(64.6)	(2.9)	—	67.5	—
Total costs and expenses	(49.3)	599.9	464.6	(106.4)	908.8

Operating earnings (loss) from continuing operations	49.3	95.4	26.1	(67.5)	103.3

Other income (expenses):
Interest expense	(29.4)	(0.3)	(1.9)	—	(31.6)
Amortization of deferred financing fees	(1.8)	—	—	—	(1.8)
Management fee income (expense)	15.2	(18.8)	3.6	—	—
Other income (expense), net	5.0	(8.1)	4.0	—	0.9
Total other (expenses) income	(11.0)	(27.2)	5.7	—	(32.5)

Earnings (loss) from continuing operations before taxes on earnings	38.3	68.2	31.8	(67.5)	70.8
(Benefit) provision for taxes on earnings	(14.6)	23.7	7.9	—	17.0
Earnings (loss) from continuing operations	52.9	44.5	23.9	(67.5)	53.8

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	0.7	(3.9)	—	(3.2)
Net earnings (loss)	52.9	45.2	20.0	(67.5)	50.6
Less: Net loss attributable to noncontrolling interest	—	—	(2.3)	—	(2.3)
Net earnings (loss) attributable to Manitowoc	$52.9	$45.2	$22.3	$(67.5)	$52.9

Comprehensive income (loss) attributable to Manitowoc	$72.9	$46.4	$25.4	$(71.8)	$72.9

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,795.8	$1,483.0	$(429.7)	$2,849.1
Costs and expenses:
Cost of sales	—	1,378.8	1,155.4	(429.7)	2,104.5
Engineering, selling and administrative expenses	40.2	218.8	224.1	—	483.1
Amortization expense	—	22.2	4.2	—	26.4
Restructuring expense	—	2.3	2.4	—	4.7
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(123.5)	(64.2)	—	187.7	—
Total costs and expenses	(83.3)	1,558.0	1,386.1	(242.0)	2,618.8

Operating earnings (loss) from continuing operations	83.3	237.8	96.9	(187.7)	230.3

Other income (expenses):
Interest expense	(61.7)	(1.3)	(6.1)	—	(69.1)
Amortization of deferred financing fees	(3.3)	—	—	—	(3.3)
Loss on debt extinguishment	(25.3)	—	—	—	(25.3)
Management fee income (expense)	46.8	(51.7)	4.9	—	—
Other income (expense), net	15.4	65.7	(2.0)	(80.7)	(1.6)
Total other (expenses) income	(28.1)	12.7	(3.2)	(80.7)	(99.3)

Earnings (loss) from continuing operations before taxes on earnings	55.2	250.5	93.7	(268.4)	131.0
Provision (benefit) for taxes on income	(55.7)	41.7	17.7	—	3.7
Earnings (loss) from continuing operations	110.9	208.8	76.0	(268.4)	127.3

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.6)	(0.9)	—	(1.5)
Loss on sale of discontinued operations, net of income taxes	—	—	(11.0)	—	(11.0)
Net earnings (loss)	110.9	208.2	64.1	(268.4)	114.8
Less: Net earnings attributable to noncontrolling interest	—	—	3.9	—	3.9
Net earnings (loss) attributable to Manitowoc	$110.9	$208.2	$60.2	$(268.4)	$110.9

Comprehensive income (loss) attributable to Manitowoc	$62.3	$203.3	$73.0	$(276.3)	$62.3

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,997.4	$1,452.3	$(505.9)	$2,943.8
Costs and expenses:
Cost of sales	—	1,521.0	1,168.5	(505.9)	2,183.6
Engineering, selling and administrative expenses	48.5	195.3	221.9	—	465.7
Amortization expense	—	22.2	4.3	—	26.5
Restructuring expense	—	0.2	1.4	—	1.6
Other	—	0.5	—	—	0.5
Equity in (earnings) loss of subsidiaries	(151.2)	(21.4)	—	172.6	—
Total costs and expenses	(102.7)	1,717.8	1,396.1	(333.3)	2,677.9

Operating earnings (loss) from continuing operations	102.7	279.6	56.2	(172.6)	265.9

Other income (expenses):
Interest expense	(89.7)	(0.9)	(6.2)	—	(96.8)
Amortization of deferred financing fees	(5.3)	—	—	—	(5.3)
Loss on debt extinguishment	(0.4)	—	—	—	(0.4)
Management fee income (expense)	44.9	(54.9)	10.0	—	—
Other income (expense), net	10.9	(24.5)	14.7	—	1.1
Total other (expenses) income	(39.6)	(80.3)	18.5	—	(101.4)

Earnings (loss) from continuing operations before taxes on earnings	63.1	199.3	74.7	(172.6)	164.5
(Benefit) provision for taxes on earnings	(57.8)	69.0	23.6	—	34.8
Earnings (loss) from continuing operations	120.9	130.3	51.1	(172.6)	129.7

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(1.5)	(13.4)	—	(14.9)
Loss on sale of discontinued operations, net of income taxes	—	—	(1.6)	—	(1.6)
Net earnings (loss)	120.9	128.8	36.1	(172.6)	113.2
Less: Net loss attributable to noncontrolling interest	—	—	(7.7)	—	(7.7)
Net earnings (loss) attributable to Manitowoc	$120.9	$128.8	$43.8	$(172.6)	$120.9

Comprehensive income (loss) attributable to Manitowoc	$124.8	$129.9	$36.1	$(166.0)	$124.8

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4.3	$1.9	$68.6	$—	$74.8
Restricted cash	2.8	—	22.3	—	25.1
Accounts receivable — net	0.1	27.1	275.8	—	303.0
Intercompany short term note receivable	—	—	80.7	(80.7)	—
Intercompany interest receivable	41.2	3.2	—	(44.4)	—
Inventories — net	—	349.9	459.0	—	808.9
Deferred income taxes	81.2	—	5.0	—	86.2
Other current assets	3.5	2.0	120.4	—	125.9
Total current assets	133.1	384.1	1,031.8	(125.1)	1,423.9

Property, plant and equipment — net	7.6	320.2	267.2	—	595.0
Goodwill	—	960.5	246.3	—	1,206.8
Other intangible assets — net	—	569.0	161.4	—	730.4
Intercompany long-term receivable	908.0	195.3	851.8	(1,955.1)	—
Intercompany accounts receivable	—	1,577.6	721.8	(2,299.4)	—
Other non-current assets	52.0	3.1	66.7	—	121.8
Investment in affiliates	4,441.7	3,581.8	—	(8,023.5)	—
Total assets	$5,542.4	$7,591.6	$3,347.0	$(12,403.1)	$4,077.9

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$48.0	$407.4	$331.7	$—	$787.1
Short-term borrowings and current portion of long-term debt	26.0	2.6	46.2	—	74.8
Intercompany short term note payable	80.7	—	—	(80.7)	—
Intercompany interest payable	3.2	—	41.2	(44.4)	—
Product warranties	—	44.6	32.5	—	77.1
Customer advances	—	12.8	24.9	—	37.7
Product liabilities	—	22.9	3.8	—	26.7
Total current liabilities	157.9	490.3	480.3	(125.1)	1,003.4
Non-Current Liabilities:
Long-term debt, less current portion	1,626.9	21.1	24.1	—	1,672.1
Deferred income taxes	166.8	—	57.6	—	224.4
Pension obligations	91.3	8.1	4.1	—	103.5
Postretirement health and other benefit obligations	40.2	2.0	1.7	—	43.9
Long-term deferred revenue	—	8.5	26.3	—	34.8
Intercompany long-term note payable	191.0	812.3	951.8	(1,955.1)	—
Intercompany accounts payable	2,299.4	—	—	(2,299.4)	—
Other non-current liabilities	95.1	12.4	14.5	—	122.0
Total non-current liabilities	4,510.7	864.4	1,080.1	(4,254.5)	2,200.7
Equity
Total equity	873.8	6,236.9	1,786.6	(8,023.5)	873.8
Total liabilities and equity	$5,542.4	$7,591.6	$3,347.0	$(12,403.1)	$4,077.9

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities of continuing operations	$(103.3)	$143.3	$(91.5)	$(80.7)	$(132.2)
Cash used for operating activities of discontinued operations	—	(0.5)	(6.7)	—	(7.2)
Net cash (used for) provided by operating activities	(103.3)	142.8	(98.2)	(80.7)	(139.4)

Cash Flows from Investing:
Capital expenditures	(1.9)	(32.8)	(23.2)	—	(57.9)
Proceeds from sale of property, plant and equipment	—	0.1	8.7	—	8.8
Restricted cash	—	—	(12.8)	—	(12.8)
Intercompany investments	(69.3)	(113.5)	284.7	(101.9)	—
Net cash (used for) provided by investing activities	(71.2)	(146.2)	257.4	(101.9)	(61.9)

Cash Flows from Financing:
Proceeds on revolving credit facility—net	204.0	—	—	—	204.0
Payments on long-term debt	(572.8)	(1.0)	(26.2)	—	(600.0)
Proceeds from long-term debt	550.0	21.8	49.1	—	620.9
Payments on notes financing—net	—	—	(14.8)	—	(14.8)
Debt issuance costs	(5.0)	—	—	—	(5.0)
Dividends paid	—	—	(80.7)	80.7	—
Exercises of stock options	25.2	—	—	—	25.2
Intercompany financing	(23.8)	(18.8)	(59.3)	101.9	—
Net cash provided by financing activities of continuing operations	177.6	2.0	(131.9)	182.6	230.3
Net cash used for financing activities of discontinued operations	—	—	(7.2)	—	(7.2)
Net cash provided by financing activities	177.6	2.0	(139.1)	182.6	223.1

Effect of exchange rate changes on cash	—	—	(1.9)	—	(1.9)

Net increase in cash and cash equivalents	3.1	(1.4)	18.2	—	19.9

Balance at beginning of period	1.2	3.3	50.4	—	54.9
Balance at end of period	$4.3	$1.9	$68.6	$—	$74.8

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities of continuing operations	$(25.9)	$170.2	$(83.1)	$—	$61.2
Cash used for operating activities of discontinued operations	—	(1.5)	(7.1)	—	(8.6)
Net cash (used for) provided by operating activities	(25.9)	168.7	(90.2)	—	52.6

Cash Flows from Investing:
Capital expenditures	—	(41.4)	(31.4)	—	(72.8)
Proceeds from sale of property, plant and equipment	—	0.3	1.1	—	1.4
Restricted cash	1.2	—	—	—	1.2
Proceeds from sale of business	—	—	39.2	—	39.2
Intercompany investments	30.5	(128.0)	75.2	22.3	—
Net cash (used for) provided by investing activities of continuing operations	31.7	(169.1)	84.1	22.3	(31.0)
Net cash used for investing activities of discontinued operations	—	—	(0.6)	—	(0.6)
Net cash (used for) provided by investing activities	31.7	(169.1)	83.5	22.3	(31.6)

Cash Flows from Financing:
Proceeds from revolving credit facility—net	16.6	—	0.1	—	16.7
Payments on long-term debt	(35.2)	(0.5)	(20.1)	—	(55.8)
Proceeds from long-term debt	—	—	28.3	—	28.3
Payments on notes financing—net	—	—	(0.9)	—	(0.9)
Exercises of stock options	3.8	—	—	—	3.8
Intercompany financing	—	1.2	21.1	(22.3)	—
Net cash provided by (used for) financing activities	(14.8)	0.7	28.5	(22.3)	(7.9)

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Net (decrease) increase in cash and cash equivalents	(9.0)	0.3	19.8	—	11.1

Balance at beginning of period	12.0	4.0	57.2	—	73.2
Balance at end of period	$3.0	$4.3	$77.0	$—	$84.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013
The results for the three and nine months ended September 30, 2013 have been revised to reflect reclassifications due to discontinued operations. See Note 2, “Discontinued Operations,” of the condensed consolidated financial statements for further discussion.
Analysis of Net Sales
The following table presents net sales by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net sales:
Crane	$569.2	$610.2	$1,642.0	$1,801.6
Foodservice	417.1	401.9	1,207.1	1,142.2
Total net sales	$986.3	$1,012.1	$2,849.1	$2,943.8
Consolidated net sales for the three months ended September 30, 2014 decreased 2.5% to $986.3 million from $1,012.1 million for the same period in 2013.  Consolidated net sales for the nine months ended September 30, 2014 decreased 3.2% to $2,849.1 million from $2,943.8 million for the same period in 2013. The decreases in net sales were primarily driven by 6.7% and 8.9% decreases in Crane segment net sales for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.  Foodservice segment net sales for the three and nine months ended September 30, 2014 increased by 3.8% and 5.7%, respectively, compared to the prior year periods.
Crane segment net sales decreased 6.7% for the three months ended September 30, 2014 to $569.2 million versus $610.2 million for the same period in 2013.  Crane segment net sales decreased 8.9% for the nine months ended September 30, 2014 to $1,642.0 million versus $1,801.6 million for the same period in 2013. The decreases in net sales for the three and nine months ended September 30, 2014 were primarily due to volume decreases across all product lines with the exception of tower cranes, driven by weakness in the rough terrain and boom truck markets in North America and Latin America. Crane segment sales for the three and nine months ended September 30, 2014 were favorably impacted by $0.7 million and $22.8 million, respectively, from the volatility of foreign currencies in relation to the U.S. Dollar.
As of September 30, 2014, total Crane segment backlog was $715.6 million, a 1.6% decrease from the June 30, 2014 backlog of $727.6 million, and a 25.9% increase from the September 30, 2013 backlog of $568.3 million.
Net sales from the Foodservice segment for the three months ended September 30, 2014 increased 3.8% to $417.1 million versus $401.9 million for the comparable period in 2013. Net sales for the Foodservice segment for the nine months ended September 30, 2014 increased 5.7% to $1,207.1 million versus $1,142.2 million for the comparable period in 2013. The increases in net sales were primarily driven by volume increases as a result of new product roll outs during the first quarter, and growth in the Americas region across the majority of both the coldside and hotside brands.  Foodservice segment sales for the three and nine months ended September 30, 2014 were favorably impacted by $6.3 million and $12.4 million, respectively, from the volatility of foreign currencies in relation to the U.S. Dollar.

Analysis of Operating Earnings
The following table presents operating earnings by business segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Earnings from operations:
Crane	$41.6	$59.1	$118.6	$164.0
Foodservice	61.9	69.5	185.7	181.6
Corporate expense	(11.7)	(16.1)	(42.8)	(51.1)
Amortization expense	(8.8)	(8.6)	(26.4)	(26.5)
Restructuring expense	(1.7)	(0.4)	(4.7)	(1.6)
Other	—	(0.2)	(0.1)	(0.5)
Total	$81.3	$103.3	$230.3	$265.9
Consolidated gross profit for the three months ended September 30, 2014 was $245.2 million, a decrease of $16.9 million compared to the $262.1 million of consolidated gross profit for the same period in 2013. Consolidated gross profit for the nine months ended September 30, 2014 was $744.6 million, a decrease of $15.6 million compared to $760.2 million of consolidated gross profit for the same period in 2013. The decrease in consolidated gross profit for the three months ended September 30, 2014 compared to the prior year period was driven by a 11.7% decrease in Crane segment gross profit and a 1.4% decrease in Foodservice segment gross profit. The decrease in consolidated gross profit for the nine months ended September 30, 2014 compared to the prior year period was driven by an 8.4% decrease in Crane segment gross profit, partially offset by a 4.3% increase in Foodservice segment gross profit.
For the three months ended September 30, 2014 compared to the same period in 2013, the Crane segment gross profit decreased $15.0 million. For the nine months ended September 30, 2014, compared to the same period in 2013, the Crane segment gross profit decreased $32.0 million. These decreases were primarily the result of the sales decrease noted previously, which also resulted in lower absorption. The decreases were only partially offset by manufacturing and purchasing cost reduction initiatives.
For the three months ended September 30, 2014, the Foodservice segment gross profit decreased $1.9 million compared to the same period last year. This decrease was primarily due to unfavorable product and channel mix, as well as an increase in material costs. This decrease was only partially offset by savings from manufacturing cost reduction initiatives. For the nine months ended September 30, 2014, the Foodservice segment gross profit increased $16.5 million compared to the same period last year. This increase was primarily due to sales volume increases along with savings from manufacturing cost reduction initiatives and pricing actions, partially offset by unfavorable product and channel mix and an increase in material costs.
For the three months ended September 30, 2014, engineering, selling and administrative (ES&A) expenses increased $3.8 million to $153.4 million versus $149.6 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, ES&A increased $17.4 million to $483.1 million versus $465.7 million for the nine months ended September 30, 2013. Crane segment ES&A increased $2.6 million and $13.4 million for the three and nine months ended September 30, 2014, respectively, compared to the prior year periods. The increases in Crane segment ES&A were primarily the result of increased levels of engineering and product development costs and an increase in trade show and legal expenses, partially offset by decreased levels of discretionary spending. Foodservice segment ES&A increased $5.7 million and $12.4 million for the three and nine months ended September 30, 2014, respectively, compared to the prior year periods primarily as a result of an increase in product development costs and a non-recurring benefit from a legal settlement in the prior year, partially offset by decreased levels of discretionary spending.
For the three months ended September 30, 2014, Crane segment operating earnings were $41.6 million compared to $59.1 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, Crane segment operating earnings were $118.6 million compared to $164.0 million for the prior year period. The decreases in operating earnings were the result of the decreases in gross profit coupled with the ES&A increases described above.
For the three months ended September 30, 2014, Foodservice segment operating earnings were $61.9 million compared to $69.5 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, Foodservice segment operating earnings were $185.7 million compared to $181.6 million for the prior year period. The changes in operating earnings were a result of the gross profit and ES&A changes described above.

For the three months ended September 30, 2014 corporate expenses were $11.7 million compared to $16.1 million for the prior year period. For the nine months ended September 30, 2014, corporate expenses were $42.8 million compared to $51.1 million for the prior year period. The decreases were primarily due to lower employee benefit costs and stock-based compensation expense, partially offset by an increase in professional fees.
Analysis of Non-Operating Income Statement Items
The loss on debt extinguishment for the nine months ended September 30, 2014 was $25.3 million, of which $23.3 million related to the February 2014 redemption of the 2018 Notes, which consisted of $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. The remaining $2.0 million loss related to the write-off of deferred financing fees as a result of the January 2014 credit facility refinancing. The loss on debt extinguishment for the nine months ended September 30, 2013 was $0.4 million, which was related to the accelerated pay downs on Term Loans A and B. There was not any loss on debt extinguishment for the three months ended September 30, 2014 and 2013.
Interest expense for the three months ended September 30, 2014 was $24.7 million versus $31.6 million for the three months ended September 30, 2013. Interest expense for the nine months ended September 30, 2014 was $69.1 million versus $96.8 million for the nine months ended September 30, 2013. The decrease in interest expense for the three and nine months ended September 30, 2014 was a result of the company’s refinancing of its Senior Credit Facility during the first quarter of 2014, as well as debt reduction efforts and the remaining monetization balance of $8.3 million that was amortized as a reduction to interest expense during the first quarter of 2014 as a result of the redemption of the 2018 Notes.  Amortization expense for deferred financing fees was $1.0 million for the three months ended September 30, 2014 compared to $1.8 million for the three months ended September 30, 2013. Amortization expense for deferred financing fees was $3.3 million for the nine months ended September 30, 2014 compared to $5.3 million for the nine months ended September 30, 2013. The decrease in amortization expense for the three and nine months ended September 30, 2014 was related to the lower balance of deferred financing fees as a result of the redemption of the 2018 Notes and the company's debt reduction efforts.
Other income (expense), net for the three months ended September 30, 2014 was income of $0.7 million compared to income of $0.9 million for the same period in 2013. Other income (expense), net for the nine months ended September 30, 2014 was expense of $1.6 million compared to income of $1.1 million for the same period in 2013. The increase in other income (expense), net for the three and nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to foreign currency losses in 2014 compared to foreign currency gains in 2013.
For the nine months ended September 30, 2014, the company recorded income tax expense of $3.7 million, compared to income tax expense of $34.8 million for the nine months ended September 30, 2013.  The decrease in the company’s tax expense for the nine months ended September 30, 2014 relative to the prior year relates primarily to an election made by the company with the Internal Revenue Service in the third quarter of 2014 to treat Enodis Holdings Ltd, the company’s UK Holding Company, as a partnership for U.S. federal income tax purposes. As a result of this status change, the company recorded a $25.8 million capital loss tax benefit. The company's effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where the company cannot recognize tax benefits on current losses, and the aforementioned election made in the third quarter of 2014.
As of each reporting date, the company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of September 30, 2014, due in part to the company's Spanish foodservice operation having achieved three years of cumulative pre-tax income, management determined that sufficient positive evidence exists to conclude that it is more likely than not that additional deferred taxes of $3.6 million are realizable, and therefore, reduced the valuation allowance accordingly. In the second quarter of 2014, management determined that it was more likely than not that deferred taxes of $9.0 million related to its China crane operations were realizable, and reduced the related valuation allowance.
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
The company’s unrecognized tax benefits, excluding interest and penalties, were $39.3 million as of September 30, 2014, and $35.9 million as of December 31, 2013.  During the next twelve months, it is reasonably possible that $3.6 million of the unrecognized tax benefits, if recognized, would affect the annual effective tax rate.

Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service for the calendar years 2010 and 2011. The examination of the company’s 2008 and 2009 U.S. tax returns was closed during the third quarter as the Joint Committee on Taxation concurred with the previously reached tentative resolution of the Appeals division, which was in the company’s favor. As of September 30, 2014, there have been no significant developments in the quarter with respect to the company’s ongoing tax audits in various jurisdictions.
Loss from discontinued operations for the three months ended September 30, 2014 was $0.2 million compared to $3.2 million for the same period ended 2013. Loss from discontinued operations for the nine months ended September 30, 2014 was $1.5 million compared to $14.9 million for the same period ended 2013. The decrease in loss from discontinued operations for the three and nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to the disposal of Manitowoc Dong Yue in January 2014.
Loss on sale of discontinued operations was $11.0 million for the nine months ended September 30, 2014 related to the sale of Manitowoc Dong Yue for $9.9 million in the first quarter of 2014 and the settlement of a pension obligation related to a previously disposed entity for $1.1 million, net of tax benefit of $0.6 million, in the third quarter of 2014.  Loss on sale of discontinued operations was $1.6 million for the nine months ended September 30, 2013 related to the sale of the Jackson business and was primarily attributable to tax expense of $3.3 million. For more information regarding the sale of Manitowoc Dong Yue and the Jackson business, see Note 2, “Discontinued Operations,” of the condensed consolidated financial statements.
Financial Condition
First Nine Months of 2014
Cash and cash equivalents balance as of September 30, 2014 totaled $74.8 million, an increase of $19.9 million from the December 31, 2013 balance of $54.9 million.  Cash flows used for operating activities of continuing operations for the first nine months of 2014 was $132.2 million compared to cash flows provided by continuing operations of $61.2 million for the first nine months of 2013.  During the first nine months of 2014, the increase in cash flows used for continuing operations was primarily due to unfavorable changes in the timing of payments on accrued expenses and collections of receivables, and an increase in income taxes paid.
Cash flows used for investing activities of $61.9 million for the first nine months of 2014 primarily consisted of capital expenditures of $57.9 million, with the majority of the capital expenditures related to equipment purchases for the Crane and Foodservice segments and the continued enterprise resource planning (“ERP”) system implementation in the Crane segment.
Cash flows provided by financing activities of $223.1 million for the first nine months of 2014 consisted primarily of proceeds from the revolving credit facility.
First Nine Months of 2013
Cash and cash equivalents balance as of September 30, 2013 totaled $84.3 million, an increase of $11.1 million from the December 31, 2012 balance of $73.2 million. Cash flows provided by operating activities of continuing operations for the first nine months of 2013 was $61.2 million compared to cash flows used for continuing operations of $61.1 million for the first nine months of 2012. During the first nine months of 2013, the increase in cash flows provided by continuing operations was primarily a result of higher net income and favorable changes in receivables in the Crane segment.
Cash flows used for investing activities of $31.6 million for the first nine months of 2013 primarily consisted of proceeds of $39.2 million related to the sale of the Jackson business, offset by capital expenditures $72.8 million. The majority of the capital expenditures were related to equipment purchases for the Crane and Foodservice segments, continued investment in the company's facility in Brazil and the ERP system implementation in the Crane segment.
Cash flows used by financing activities of $7.9 million for the first nine months of 2013 consisted primarily of payments on long-term debt of $55.8 million, partially offset by proceeds from the revolving credit facility of $16.7 million and long-term debt of $28.3 million.
Liquidity and Capital Resources
Outstanding debt as of September 30, 2014 and December 31, 2013 is summarized as follows:

(in millions)	September 30, 2014	December 31, 2013
Revolving credit facility	$204.0	$—
Term loan A	341.3	162.5
Term loan B	199.0	—
Senior notes due 2018	—	408.4
Senior notes due 2020	614.3	614.8
Senior notes due 2022	294.2	289.1
Other	94.1	52.0
Total debt	1,746.9	1,526.8
Less current portion and short-term borrowings	(74.8)	(22.7)
Long-term debt	$1,672.1	$1,504.1
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
Including interest rate swaps at September 30, 2014, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 2.95% and 3.25%, respectively. Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.19% and 3.25% respectively, at September 30, 2014. The weighted average interest rates for the term loans at September 30, 2014 were not impacted by the interest rate caps because the relevant one-month U.S. LIBOR rate was below the 3.00% cap level.
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
As of September 30, 2014, the company had outstanding $94.1 million of other indebtedness that has a weighted-average interest rate of approximately 6.0%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.

As of September 30, 2014, the company had outstanding $75.0 million notional amount of 3.00% LIBOR caps related to the Term Loan portion of the New Senior Credit Facility, and $175.0 million notional amount of float-to-fixed interest rate swaps related to Term Loan A of the New Senior Credit Facility. The interest rate swaps fix the interest related to $175.0 million notional amount of Term Loan A at a rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility. The unhedged portions of Term Loans A and B continue to bear interest according to the terms of the New Senior Credit Facility. As of September 30, 2014, $75.0 million and $125.0 million of the 2020 Notes and 2022 Notes were swapped to floating rate interest. Including the impact of these swaps, the 2020 Notes and 2022 Notes have an all-in interest rate of 8.31% and 5.18%, respectively.
As of September 30, 2014, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the New Senior Credit Facility, the 2020 Notes, and the 2022 Notes.  Based upon current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months. As of September 30, 2014 the company’s Consolidated Senior Secured Leverage Ratio was 2.34:1, while the maximum ratio is 3.50:1, and the Consolidated Interest Coverage Ratio was 4.45:1, above the minimum ratio of 2.50:1.
The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of September 30, 2014 was $429.4 million. The company believes this non-GAAP measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of net earnings attributable to the company to Adjusted EBITDA for the trailing twelve months ended September 30, 2014 was as follows:

Trailing Twelve Months,
(in millions)	September 30, 2014
Net earnings attributable to Manitowoc	$131.8
Loss from discontinued operations	3.2
Loss on sale of discontinued operations	12.1
Depreciation and amortization	101.2
Interest expense and amortization of deferred financing fees	105.7
Costs due to early extinguishment of debt	27.9
Restructuring charges	7.9
Income taxes	5.0
Forgiveness of Loan to Manitowoc Dong Yue	39.9
Other	(5.3)
Adjusted EBITDA	$429.4
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
The company’s liquidity position at September 30, 2014 and December 31, 2013 is summarized as follows:

(in millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$74.8	$54.9
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(204.0)	—
Less: Outstanding letters of credit	(5.4)	(30.6)
Total liquidity	$365.4	$524.3

The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.
The revolving facility under the New Senior Credit Facility has a maximum borrowing capacity of $500.0 million and expires in January 2019.  As of September 30, 2014, the revolving facility had a balance of $204.0 million.  During the quarter ended September 30, 2014, the highest daily borrowing was $405.0 million and the average borrowing was $348.8 million, while the average interest rate was 2.56% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company.  As of September 30, 2014, the spreads for LIBOR and Prime borrowings were both 1.00% given the company’s effective Consolidated Total Leverage Ratio for this period.
The company has not provided for additional U.S. income taxes on approximately $712.6 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At September 30, 2014, approximately $53.1 million of the company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the company has asserted are permanently reinvested. The company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the company does not currently forecast a need for these funds in the U.S. because its U.S. operations and debt service are supported by the cash generated by its U.S. operations. The company would only plan to repatriate foreign cash when it would attract a low tax cost.

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
Corporate (including factors that may affect both of our segments) - changes in laws and regulations, as well as their enforcement, throughout the world; the ability to finance, complete, successfully integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances, joint ventures and/or other strategic alternatives; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, and unanticipated issues associated with transitional services; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the ability to focus on the customer, new technologies and innovation, including the successful development of innovative products and market acceptance of new and innovative products; the ability to focus and capitalize on product quality and reliability; issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, and/or consolidations of existing facilities and operations; efficiencies and capacity utilization of facilities; actions of competitors, including competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; unanticipated changes in capital and financial markets; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of additional financing leverage; the ability to convert orders and order activity into sales and the timing for those sales; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; growth of general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms); unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company’s business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities and the ability to implement the company’s long-term initiatives; risks related to actions of activist shareholders; risks associated with data security and technological systems and protections; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; government approval and funding of projects and the effects of other government-related issues or developments; and other events outside our control.

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

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding the resolution of a matter involving the company's tax return for 2008, see Note 10, "Income Taxes," of the condensed consolidated financial statements.
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

Date: October 31, 2014	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2014

Exhibit No.	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith
(2)  Furnished Herewith