Form 10-K
period 2014-12-31
MANITOWOC CO INC
filed 2015-02-20
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Aggregate Market Value on June 30, 2014, of the registrant’s Common Stock held by non-affiliates of the registrant was $4,395.9 million based on the closing per share price of $32.86 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 30, 2015, the most recent practicable date, was 135,624,916.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the Annual Meeting of Shareholders, dated March 20, 2015 (the “2015 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

THE MANITOWOC COMPANY, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2014

PART I
Item 1.  BUSINESS
GENERAL
The Manitowoc Company, Inc. (referred to as the company, MTW, Manitowoc, we, our, and us) was founded in 1902. We are a multi-industry, capital goods manufacturer operating in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice). Crane is recognized as one of the world’s leading providers of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks. Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food-preparation, holding and cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications. We have over a 110-year tradition of providing high-quality, customer-focused products and support services to our markets.  For the year ended December 31, 2014, we had net sales of approximately $3.9 billion.
Our Crane business is a global provider of engineered lift solutions, offering one of the broadest product lines of lifting equipment in our industry.  We design, manufacture, market, and support a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  Our Crane products are principally marketed under the Manitowoc, Grove, Potain, National Crane, Shuttlelift, and Manitowoc Crane Care brand names and are used in a wide variety of applications, including energy and utilities, petrochemical and industrial projects, infrastructure applications, such as road, bridge and airport construction, and commercial and residential construction.
Our Foodservice business is among the world’s leading designers and manufacturers of commercial foodservice equipment.  Our Foodservice capabilities span refrigeration, ice-making, cooking, holding, food-preparation, and beverage-dispensing technologies, and allow us to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  Our Foodservice products, services and solutions are marketed under the following brands: Cleveland, Convotherm, Dean, Delfield, Fabristeel, Frymaster, Garland, Inducs, Koolaire, Kolpak, Kysor Panel Systems, Lincoln, Manitowoc Ice, Merco, Merrychef, Multiplex, Servend, and U.S. Range, and all are supported by Manitowoc KitchenCare.
During the first quarter of 2014, the company sold its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. (“Manitowoc Dong Yue” or the “joint venture”), which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company’s financial statements. See Note 4, “Discontinued Operations,” for further details concerning this transaction.
During the first quarter of 2013, the company sold its warewashing equipment business, which operated under the brand name Jackson, to Hoshizaki USA Holdings, Inc. for approximately $39.2 million, including post-closing adjustments. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loans A and B. This business has been classified as discontinued operations in the company's financial statements.
During the first quarter of 2011, the company sold its Kysor/Warren and Kysor/Warren de Mexico businesses to Lennox International for approximately $145 million. The net proceeds were used to pay down outstanding debt. This business has been classified as discontinued operations in the company's financial statements.
We are a Wisconsin corporation, and our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54220.
RECENT DEVELOPMENTS
On January 29, 2015, Manitowoc announced that its Board of Directors has approved a plan to pursue a separation of the company’s Crane and Foodservice businesses into two independent, publicly-traded companies. The company currently anticipates effecting the separation through a tax-free spin-off of the Foodservice business and expects the spin-off to be completed in the first quarter of 2016; however, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
The following is financial information about the Crane and Foodservice segments for the years ended December 31, 2014, 2013 and 2012.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, stock-based compensation expense, amortization expense of intangible assets with definite lives, goodwill impairment, intangible asset impairment, asset impairment expense, restructuring expense, and other non-operating expenses.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Amounts are shown in millions of dollars.

(in millions)	2014	2013	2012
Net sales from continuing operations:
Crane	$2,305.2	$2,506.3	$2,427.1
Foodservice	1,581.3	1,541.8	1,486.2
Total	$3,886.5	$4,048.1	$3,913.3

Operating earnings from continuing operations:
Crane	$163.9	$218.8	$170.5
Foodservice	234.0	250.3	238.6
Corporate	(53.4)	(64.9)	(63.7)
Asset impairment expense	(1.1)	—	—
Amortization expense	(35.1)	(35.3)	(36.5)
Restructuring expense	(9.0)	(4.8)	(9.5)
Other (expense) income	(0.5)	0.3	(2.5)
Total	$298.8	$364.4	$296.9

Capital expenditures:
Crane	$57.3	$69.3	$52.7
Foodservice	25.3	33.6	17.4
Corporate	2.2	7.8	2.8
Total	$84.8	$110.7	$72.9

Total depreciation:
Crane	$45.7	$46.9	$43.5
Foodservice	21.2	20.1	22.3
Corporate	1.5	1.5	2.3
Total	$68.4	$68.5	$68.1

Total assets:
Crane	$1,742.3	$1,900.4	$1,903.3
Foodservice	1,902.0	1,904.3	1,956.8
Corporate	172.3	171.9	197.2
Total	$3,816.6	$3,976.6	$4,057.3

PRODUCTS AND SERVICES
We sell our products categorized in the following business segments:

Business Segment	Percentage of 2014 Net Sales	Key Products	Key Brands
Cranes and Related Products	59%
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
			Manitowoc Potain Grove National Crane Shuttlelift Manitowoc Crane Care
Foodservice Equipment	41%
Primary cooking and warming equipment; ice machines and storage bins; refrigerator and freezer equipment; beverage dispensers and related products; serving and storage equipment; and parts aftermarket service and solutions.

			Cleveland Convotherm Dean Delfield Fabristeel Frymaster Garland Inducs KitchenCare Koolaire Kolpak Kysor Panel Systems Lincoln Manitowoc Ice Merco Merrychef Multiplex Servend U.S. Range
Cranes and Related Products

Our Crane segment designs, manufactures and distributes a diversified line of crawler-mounted lattice-boom cranes, which we sell under the Manitowoc brand name. Our Crane segment also designs and manufactures a diversified line of top-slewing and self-erecting tower cranes, which we sell under the Potain brand name. We design and manufacture mobile telescopic cranes, which we sell under the Grove and Shuttlelift brand names, and a comprehensive line of hydraulically powered telescopic boom trucks, which we sell under the National Crane brand name. We also provide crane product parts and services, and crane rebuilding, remanufacturing, and training services, which are delivered under the Manitowoc Crane Care brand name. In some cases our products are manufactured for us or distributed for us under strategic alliances. Our crane products are used in a wide variety of applications throughout the world, including energy production/distribution and utilities, petrochemical and industrial projects, infrastructure applications, such as road, bridge and airport construction, plus commercial and residential construction. Many of our customers purchase one or more cranes together with several attachments to permit use of the crane in a broader range of lifting applications and other operations. Our largest crane model combined with available options has a lifting capacity up to 2,500 U.S. tons. We believe our primary near-term growth drivers are the relative strength in the energy, infrastructure, and construction-related end markets.

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

Lattice-boom crawler cranes may be classified according to their lift capacity — low capacity and high capacity. Low-capacity crawler cranes with 150 U.S. ton capacity or less are often utilized for general construction and duty-cycle applications. High-capacity crawler cranes with greater than 150 U.S. ton capacity are used to lift materials in a wide variety of applications and are often used in heavy construction, energy-related, stadium construction, petrochemical work, and dockside applications. We offer ten low-capacity models and nine high-capacity models.

In 2014, we introduced the Variable Position Counterweight (VPC) system. The VPC system automatically positions the counterweight, which is suspended above the ground, to fit a required lift by automatically positioning the counterweight based on changes in boom angle and lifted load. This results in reduced ground preparation, lower ground-bearing pressure and less counterweights needed for a lift, all without sacrificing capacity. With the VPC system, customers will not have to buy, transport or install as much counterweight as compared with traditional configurations, and the counterweight boxes are designed to be used across multiple crane platforms. The enhanced crane capacities and reduced mobilization time on job sites means customers may save significant amounts of time and money.

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

Top-slewing tower cranes have a tower and multi-sectioned horizontal jib. These cranes rotate from the top of their mast and can increase in height with the project. Top-slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. We offer 23 models of top-slewing tower cranes with maximum jib lengths of 80 meters and lifting capabilities ranging between 3 and 80 metric tons. These cranes are generally sold to medium to large energy, building and construction groups, as well as to rental companies.

Topless tower cranes are a type of top-slewing crane and, unlike all others, have no cathead or jib tie-bars on the top of the mast. The cranes are utilized primarily when overhead height is constrained or in situations where several cranes are installed close together. We currently offer 19 models of topless tower cranes with maximum jib lengths of 75 meters and lifting capabilities ranging between 1.1 and 16 metric tons.

Luffing jib tower cranes, which are a type of top-slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. We currently offer 11 models of luffing jib tower cranes with maximum jib lengths of 60 meters and lifting capabilities ranging between 1.6 and 32 metric tons.

Self-erecting tower cranes are mounted on axles or transported on a trailer. The lower segment of the range (Igo cranes up to Igo50) unfolds in four sections, two for the mast and two for the jib. The smallest of our models unfolds in less than eight minutes; larger models erect in a few hours. Self-erecting cranes rotate from the bottom of their mast. We offer 20 models of self-erecting cranes with maximum jib lengths of 50 meters and lifting capacities ranging between .65 and 8 metric tons, which are utilized primarily in low to medium rise construction and residential applications.

Mobile telescopic cranes. Under the Grove brand name we design and manufacture 34 models of mobile telescopic cranes utilized primarily in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes are similar to lattice-boom cranes in that they are designed to lift heavy loads using a mobile carrier as a platform, enabling the crane to move on and around a job site without typically having to re-erect the crane for each particular job. Additionally, many mobile telescopic cranes have the ability to drive between sites, and some are permitted on public roadways. We currently offer the following four types of mobile telescopic cranes capable of reaching tip heights of up to 446 feet with lifting capacities up to 550 U.S. tons: rough-terrain, all-terrain, truck-mounted, and industrial.

Rough-terrain cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a work site. We produce, under the Grove brand name, 10 models of rough-terrain cranes capable of tip heights of up to 312 feet and maximum load capacities of up to 150 U.S. tons.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. We produce, under the Grove brand name, 14 models of all-terrain cranes capable of tip heights of up to 449 feet and maximum load capacities of up to 550 U.S. tons.

Truck-mounted cranes are designed to provide simple set-up and long reach high capacity booms and are capable of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. We produce, under the Grove brand name, three models of truck mounted cranes capable of tip heights of up to 237 feet and maximum load capacities of up to 110 U.S. tons.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs. We manufacture, under the Grove and Shuttlelift brand names, eight models of industrial cranes. We produce industrial cranes with up to 25 U.S. ton capacity and tip heights of up to 86 feet.

Boom trucks. We offer our hydraulic boom truck products under the National Crane product line. A boom truck is a hydraulically powered telescopic crane mounted on a conventional truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site and are mostly deployed by end users in the North American market. We currently offer, under the National Crane brand name, 22 models of telescoping boom trucks. The largest capacity cranes of this type are capable of reaching maximum heights of 205 feet and have lifting capacity up to 60 U.S. tons.
Backlog. The year-end backlog of crane products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed primarily during the next year. Manitowoc’s backlog of unfilled orders for the Crane segment at December 31, 2014, 2013 and 2012 was $738.0 million, $574.0 million and $755.8 million, respectively. Our backlog at the end of 2014 was higher than the end of 2013 as a result of the large number of orders received for our two new crawler models, MLC300 and MLC650, which use the VPC technology. In addition, our All-Terrain crane orders are much higher than last year due to the success of our new 6-axle cranes.
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

Primary cooking and warming equipment. We design, manufacture and sell a broad array of ranges, griddles, grills, combination ovens, convection ovens, conveyor ovens, induction cookers, broilers, tilt fry pans/kettles/skillets, braising pans, cheese melters/salamanders, cook stations, table top and counter top cooking/frying systems, fryers, steam jacketed kettles, and steamers. We sell traditional oven, combi oven, convection oven, conveyor oven, rapid cooking ovens, range and grill products under the Convotherm, Garland, Lincoln, Merrychef, U.S. Range, and other brand names. Fryers and frying systems are marketed under the Frymaster and Dean brand names, while steam equipment is manufactured and sold under the Cleveland brand. In addition to cooking, we provide a range of warming, holding, and serving equipment under the Delfield, Fabristeel, Frymaster, Merco, and other brand names.

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

Refrigerator and freezer equipment. We design, manufacture and sell commercial upright and undercounter refrigerators and freezers, blast freezers, blast chillers and cook-chill systems under the Delfield, McCall, Koolaire and other brand names. We manufacture under the brand names Kolpak and Kysor Panel Systems modular and fully assembled walk-in refrigerators, coolers and freezers and prefabricated cooler and freezer panels for use in the construction of refrigerated storage rooms and environmental systems. We also design and manufacture customized refrigeration systems under the RDI brand name.

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

Serving and storage equipment. We design, manufacture and sell a range of cafeteria/buffet equipment stations, bins, boxes, warming cabinets, display and deli cases, insulated and refrigerated salad/food bars, and warmers. Our equipment stations, cases, food bars and food serving lines are marketed under the Delfield and other brand names.

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

The Manitowoc Education and Technology Centers (“ETC”) in New Port Richey, Florida and Hangzhou, China contain computer-assisted design platforms, a model shop for on-site development of prototypes, a laboratory for product testing and various display areas for new products. Our test kitchen, flexible demonstration areas and culinary team enable us to demonstrate a wide range of equipment in realistic operating environments, and also support a wide range of menu ideation, food development and sensory testing with our customers and food partners. We also use the ETC to provide training for our customers, marketing representatives, service providers, industry consultants, dealers and distributors.

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2014, 2013 and 2012 was not significant because orders are generally filled shortly after receiving the customer order.

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
Seasonality
Typically, the second and third quarters represent the best quarters for our consolidated financial results. More recently, the traditional seasonality for our Crane and Foodservice segments has been slightly muted due to more diversified product and geographic end markets.  In our Crane segment, the northern hemisphere summer represents the main construction season.  Customers require new machines, parts, and service during that season.  Since the summer brings warmer weather, there is also an increase in the use and replacement of ice machines, as well as new construction and remodeling within the foodservice industry.  As a result, distributors build inventories during the second quarter to prepare for increased demand.

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

Engineering, Research and Development
We believe our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at dedicated locations within both of our segments. We have a staff of in-house engineers and technicians on three continents, supplemented with external engineering resources, who are responsible for improving existing products and developing new products. We incurred research and development costs of $87.4 million in 2014, $86.4 million in 2013 and $87.7 million in 2012.
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
Employee Relations
As of December 31, 2014, we employed approximately 12,300 people and had labor agreements with 13 local unions in North America. A large majority of our European employees belong to European trade unions. We have three trade unions in China and one trade union in India.  During 2014, four of our union contracts expired at various times. All four of the contracts that expired in 2014 were successfully renegotiated without incident.
Geographic Areas
Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are included below.  Long-lived assets are defined as property, plant and equipment-net, goodwill, other intangible assets-net and other non-current assets, excluding deferred tax assets.

	Net Sales			Long-Lived Assets
(in millions)	2014	2013	2012	2014	2013
United States	$1,977.4	$1,978.0	$1,833.0	$1,880.8	$1,888.4
Other North America	238.3	292.1	278.2	12.4	13.6
Europe	821.2	937.6	788.0	478.9	530.0
Asia	377.6	364.5	354.0	189.7	203.0
Middle East	223.2	174.2	161.6	1.5	1.6
Central and South America	106.9	166.9	243.0	30.0	36.0
Africa	56.7	30.0	110.8	—	—
South Pacific and Caribbean	13.3	12.6	10.6	4.0	4.1
Australia	71.9	92.2	134.1	3.0	4.7
Total	$3,886.5	$4,048.1	$3,913.3	$2,600.3	$2,681.4
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
RISKS RELATING TO OUR PROPOSED SEPARATION OF OUR CRANES AND FOODSERVICE BUSINESSES BY SPIN-OFF

The proposed separation of our cranes business and foodservice business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may have a material adverse effect on us whether or not it is completed.

On January 29, 2015, we disclosed that our board of directors approved a plan to pursue a separation of our cranes business and foodservice business into two independent, publicly-traded companies through a spin-off. The proposed separation is subject to customary conditions, including, but not limited to, the receipt of legal opinions concerning the tax-free nature of the transaction, effectiveness of appropriate filings with the Securities and Exchange Commission and final approval by our board of directors. In addition, unanticipated developments or changes in the macroeconomic environment, credit markets and equity markets, as well as other market conditions, may impact the plan to effect the proposed spin-off. For these and other reasons, we may not complete the spin-off as expected during the first quarter of 2016, or at all.

Whether or not we complete the spin-off, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the spin-off, including, among others, the following:

•
execution of the proposed spin-off will require significant time and attention from management, which may distract management from the operation of our businesses and the execution of other initiatives that may have been beneficial to us;

•	our employees may be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the spin-off;

•	we will be required to pay significant costs and expenses relating to the spin-off, such as legal, accounting and other professional fees, whether or not it is completed; and

•	we may experience negative reactions from the financial markets if we fail to complete the spin-off or fail to complete it on a timely basis.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.

Although we believe that separating our foodservice business from our cranes business by means of the spin-off will provide financial, operational, managerial and other benefits to us and our shareholders, the spin-off may not provide such results on the scope or scale we anticipate, and we may not realize any or all of the intended benefits. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the spin-off, including costs of operating as independent, publicly-traded companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits of the spin-off or if our costs exceed our estimates, the company or the business that is spun off could suffer a material adverse effect on its business, financial condition, results of operations and cash flows.

If the proposed spin-off of our foodservice business is completed, the trading price of our common stock will decline.
We expect the trading price of our common stock immediately following the spin-off, which will only represent the value of our cranes business, to be significantly lower than immediately prior to the spin-off because the trading price for our common stock will no longer reflect the value of our foodservice business.

Following the spin-off, the aggregate value of your common stock of (a) the company and (b) the business that is spun off may be less than the aggregate value at which the company's common stock might have traded had the spin-off not occurred.
The common stock of (a) the company and (b) the business that is spun off that you may hold following the spin-off may collectively trade at an aggregate value less than the value at which the company's common stock might have traded had the spin-off not occurred due to, among other factors, the expected or actual future performance of either the company or the business that is spun off as a separate, independent company and the future shareholder base and market for the company's common stock and the shares of the business that is spun off.
The proposed spin-off could result in substantial tax liability to us and our shareholders.

The spin-off is conditioned on our receipt of an opinion of tax counsel that neither the company nor our shareholders will recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off. However, this opinion will not be binding on the IRS. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion of counsel. Moreover, the opinion of counsel will be based on certain statements and representations made by us, which, if incomplete or inaccurate in any material respect, could invalidate the opinion of counsel. Additionally, certain internal restructuring transactions necessary to accomplish the spin-off may result in adverse tax consequences to the company.
If the spin-off and certain related transactions were determined to be taxable, the company would be subject to a substantial tax liability that would have a material adverse effect on our financial condition, results of operations and cash flows. In addition, if the spin-off were taxable, each holder of our common stock who receives shares of the new spin-off company would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

RISKS RELATING TO OUR BUSINESS

Sales of our products are cyclical and/or are otherwise sensitive to volatile or variable factors. A downturn or weakness in overall economic activity or fluctuations in those other factors can have a material adverse effect on us.

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, the demand for our Crane products is cyclical and is impacted by the strength of the economy generally, the availability of financing and other factors, including crude oil prices, that may have an effect on the level of construction activity on an international, national or regional basis. During periods of expansion in construction activity, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products. In addition, the strength of the economy generally may affect the rates of expansion, consolidation, renovation and equipment replacement within the restaurant, lodging, convenience store and healthcare industries, which may affect the performance of our Foodservice segment. Furthermore, any future economic recession may impact leveraged companies, such as Manitowoc, more than competing companies with less leverage and may have a material adverse effect on our financial condition, results of operations and cash flows.

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

If we are unable to sufficiently adjust to market conditions, among other potential adverse effects on our financial condition, results of operations and cash flows, we could fail to deliver on planned results, fall short of analyst and investor expectations, incur high fixed costs, and/or fail to benefit from higher than expected customer demand resulting in loss of market share.

Price increases in some materials and sources of supply could affect our profitability.

We use large amounts of steel, stainless steel, aluminum, copper and electronic controls, among other items, in the manufacture of our products. Occasionally, market prices of some of our key raw materials increase significantly. If in the future we are not able to reduce product costs in other areas or pass raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers — including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters — may impair our ability to satisfy our customers and could adversely affect our financial performance.

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

We invest significantly in the research and development of new products. These expenditures do not always result in products that will be accepted by the market. To the extent they do not, whether as a function of the product or the business cycle, we will have increased expenses without significant sales to benefit us. Failure to develop successful new products may also cause potential customers to choose to purchase used equipment or competitors’ products, rather than invest in new products manufactured by us.

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

For the years ended December 31, 2014, 2013 and 2012, approximately 49%, 51% and 53%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the company’s international sales is part of our growth strategy. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with our international sales, manufacturing and the integration of new facilities that could cause loss of revenue or increased cost. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

A failure to meet customers’ product quality and reliability standards/expectations may lead to increased or unexpected product warranty claims and other adverse consequences to our business.

Product quality and reliability are significant factors influencing customers' decisions to purchase our products. Inability to maintain the high quality of our products relative to the perceived or actual quality of similar products offered by competitors could result in the loss of market share or sales, an increase in warranty costs and/or damage to our reputation. We provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer term warranties. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could materially and adversely affect our financial condition, results of operations and cash flows.

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
As of December 31, 2014, we employed approximately 12,300 people and had labor agreements with 13 local unions in North America. A large majority of our European employees belong to European trade unions. We have three trade unions in China and one trade union in India. During 2014, four of our union contracts expired at various times. All four of the contracts that expired in 2014 were successfully renegotiated without incident. Any significant labor relations issues could have a material adverse effect on our results of operations and financial condition. In 2015 we have two union contracts that expire. Any significant labor relations issues could have a material adverse effect on our reputation, results of operations and financial condition.
Our leverage may impair our operations and financial condition.

As of December 31, 2014, our total consolidated debt was $1,523.5 million as compared to consolidated debt of $1,526.8 million as of December 31, 2013, including the value of related interest rate hedging instruments. Our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other matters, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our business objectives. We cannot be certain that we will meet any future financial tests or that the lenders will waive any failure to meet those tests. See additional discussion in Note 11, “Debt,” to our Consolidated Financial Statements.

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

An inability to successfully manage the implementation of a global enterprise resource planning (“ERP”) system in our Crane segment could adversely affect our operating results.

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

Some of our operations are or will be conducted by subsidiaries in foreign countries. The results of the operations and the financial position of these subsidiaries will be reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to fluctuate significantly in the future. Such fluctuations may have a material effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods.

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

Our business and/or reputation could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

Certain of our shareholders have publicly or privately expressed views with respect to the operation of our business, our business strategy, corporate governance considerations or other matters that may not be fully aligned with our own. Responding to actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation, and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.
Activist shareholders have made, and may in the future make, strategic proposals, suggestions, or requests for changes concerning the operation of our business, our business strategy, corporate governance considerations, or other matters. We cannot predict, and no assurances can be given, as to the outcome or timing of any consequences arising from these actions, and any such consequences may impact the value of our securities.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our internal and external data centers, cloud services, and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure, and that of our partners, may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach or operational failure would compromise our networks and/or that of our partners and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

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

Compliance with regulations related to conflict minerals may force us to incur additional expenses and affect the manufacturing and sale of our products.

The Securities and Exchange Commission (“SEC”) rules require disclosures related to the use of certain minerals sourced from the Democratic Republic of Congo and surrounding countries (“conflict minerals”) that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company.  The metals covered by the rules, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold.  The disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products.  Our supply chain is complex, and if we are not able to conclusively verify the origins for all conflict minerals used in our products or that our products are “conflict free,” we may face reputational challenges with our customers or investors.  Furthermore, we may also encounter challenges to satisfy customers who require that our products be certified as “conflict free,” which could place us at a competitive disadvantage if we are unable to do so. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices.  We could incur significant costs related to the compliance process, and face costs in satisfying the disclosure requirements.

Item 1B.  UNRESOLVED STAFF COMMENTS
The company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission (SEC) that were issued 180 days or more preceding the end of our fiscal year 2014 that remain unresolved.

Item 2.  PROPERTIES
The following table outlines the principal facilities we own or lease as of December 31, 2014.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Cranes and Related Products
Europe/Asia/Middle East
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Presov, Slovak Republic	Manufacturing/Office	295,300	Owned
Zhangjiagang, China	Manufacturing	800,000	Owned
Fanzeres, Portugal	Manufacturing	177,300	Owned/Leased
Baltar, Portugal	Manufacturing	98,400	Owned
Pune, India	Manufacturing	190,000	Leased
Niella Tanaro, Italy	Manufacturing	370,016	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Moulins, France	Manufacturing/Office	355,000	Owned
Charlieu, France	Manufacturing/Office	323,000	Owned
Dardilly, France	Office	82,000	Leased
Osny, France	Office/Storage/Repair	43,000	Owned
Vitrolles, France	Office	16,000	Owned
Dry, France	Office	93,100	Leased
Buckingham, United Kingdom	Office/Storage	78,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Baudemont, France	Office & Training Center	8,000	Owned
Saint Pierre de Chandieu, France	Manufacturing/Office	434,565	Leased
Saint Ouen l’Aumone, France	Office	7,800	Leased
Singapore (1)	Office/Storage	54,000	Leased
Sydney, Australia (1)	Office/Storage/Workshop	61,000	Leased
Dubai, United Arab Emirates	Office/Workshop	10,000	Leased
Shirwal, India	Land	1,560,700	Owned
Americas
Shady Grove, Pennsylvania	Manufacturing/Office	1,330,000	Owned
Manitowoc, Wisconsin	Manufacturing/Office	570,000	Owned
Manitowoc, Wisconsin (1)	Office	17,175	Leased
Manitowoc, Wisconsin	Land	250,200	Leased
Passo Fundo, Brazil	Manufacturing/Office	300,000	Owned
Quincy, Pennsylvania	Manufacturing	21,000	Owned
Bauxite, Arkansas	Manufacturing/Office	36,000	Owned
Port Washington, Wisconsin	Manufacturing	81,000	Owned

Foodservice Equipment

Europe/Asia
Hangzhou, China	Manufacturing/Office	260,000	Owned/Leased
Eglfing, Germany	Manufacturing/Office/Warehouse	130,000	Leased
Herisau, Switzerland	Manufacturing/Office	26,974	Leased
Halesowen, United Kingdom(1)	Manufacturing/Office	86,000	Leased
Sheffield, United Kingdom	Manufacturing/Office	100,000	Leased
Guildford, United Kingdom	Office	12,500	Leased
Shanghai, China	Office/Warehouse	28,933	Leased
Foshan, China	Manufacturing/Office/Warehouse	40,000	Leased
Singapore (1)	Manufacturing/Office/Warehouse	45,335	Leased
Prachinburi, Thailand (Joint Venture)	Manufacturing/Office/Warehouse	80,520	Owned
Samutprakarn, Thailand (Joint Venture)	Office	4,305	Leased
North America
Manitowoc, Wisconsin	Manufacturing/Office	376,000	Owned
Parsons, Tennessee (1)	Manufacturing	120,000	Owned
Sellersburg, Indiana	Manufacturing/Office	146,000	Owned
La Mirada, California	Manufacturing/Office	15,000	Leased
Tijuana, Mexico (1)	Manufacturing	111,000	Leased
New Port Richey, Florida	Office/Technology Center	42,000	Owned
Goodyear, Arizona	Manufacturing/Office	75,000	Leased
Shreveport, Louisiana (1)	Manufacturing/Office	435,000	Owned
Mt. Pleasant, Michigan	Manufacturing/Office	345,000	Owned
Baltimore, Maryland	Manufacturing/Office	16,000	Leased
Cleveland, Ohio	Manufacturing/Office	224,000	Owned
Covington, Tennessee	Manufacturing/Office	186,000	Owned
Piney Flats, Tennessee	Manufacturing/Office	131,000	Leased
Fort Worth, Texas	Manufacturing/Office	182,000	Leased
Concord, Ontario, Canada	Manufacturing/Office	116,000	Leased
Mississauga, Ontario, Canada	Manufacturing/Office	155,000	Leased
Monterrey, Mexico	Manufacturing/Office	303,750	Leased
Corporate
Manitowoc, Wisconsin	Office	34,000	Owned
Manitowoc, Wisconsin	Office	5,000	Leased
Manitowoc, Wisconsin	Hangar Ground Lease	31,320	Leased

(1)    There are multiple separate facilities within these locations.
In addition, we lease sales office and warehouse space for our Crane segment in Breda, The Netherlands; Begles, France; Dole, France; Nantes, France; Toulouse, France; Nice, France; Lainate, Italy; Lagenfeld, Germany; Warsaw, Poland; Melbourne, Australia; Brisbane, Australia; Beijing, China; Chengdu, China; Guangzhou, China; Shanghai, China; Dubai, UAE; Makati City, Philippines; Cavite, Philippines; Ahmedabad, India; Chennai, India; Hyderabad, India; Gurgaon, India; Kolkatta, India; Moscow, Russia; Jeffersonville, Indiana; Manitowoc, Wisconsin; Monterrey, Mexico; Sao Paulo, Brazil; Recife, Brazil;

Santiago, Chile; Johannesburg, South Africa; Ellis Ras, South Africa; Rio de Janeiro, Brazil; and Vitoria, Brazil. We lease office and warehouse space for our Foodservice segment in Salem, Virginia; Irwindale, California; Goodyear, Arizona; Miami, Florida; Odessa, Florida; Tampa, Florida; Fort Wayne, Indiana; Jeffersonville, Indiana; Cleveland, Ohio; Herborn, Germany; Kuala Lumpur, Malaysia; Barcelona, Spain; Naucalpan de Juarez, Mexico; and Mexico City, Mexico.
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
Item 4.  MINE SAFETY DISCLOSURE
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Each of the following officers of the company has been elected by the Board of Directors.  The information presented is as of February 20, 2015.

Name	Age	Position With The Registrant	Principal Position Held Since
Glen E. Tellock	54	Chairman and Chief Executive Officer	2009

Carl J. Laurino	53	Senior Vice President and Chief Financial Officer	2004

Thomas G. Musial	63	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	55	Senior Vice President, General Counsel and Secretary	2004

Eric P. Etchart	58	Senior Vice President, Business Development	2015

Robert M. Hund	50	Senior Vice President of the Company and President Foodservice Segment	2013

Therese C. Houlahan	37	Treasurer	2014

Larry J. Weyers	52	Senior Vice President of the Company and President Crane Segment	2015
Glen E. Tellock has been the company’s chief executive officer since 2007 and has served as chairman of the board since 2009.  He previously served as the senior vice president of The Manitowoc Company, Inc. and president of the Crane segment since 2002.  Earlier, he served as the company’s senior vice president and chief financial officer (1999), vice president of finance and treasurer (1998), corporate controller (1992) and director of accounting (1991).  Prior to joining the company, Mr. Tellock served as financial planning manager with the Denver Post Corporation, and as an audit manager for Ernst & Whinney.
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
Eric P. Etchart was named senior vice president, business development, of The Manitowoc Company, Inc. in January 2015. Prior to that time, he served as senior vice president of The Manitowoc Company, Inc. and president of the Manitowoc Crane segment since 2007. Mr. Etchart previously served as executive vice president of the Crane segment for the Asia/Pacific region since 2002.  Prior to joining the company, Mr. Etchart served as managing director in the Asia/Pacific region for Potain S.A., as managing director in Italy for Potain S.P.A. and as vice president of international sales and marketing for PPM.
Robert M. Hund was named senior vice president of The Manitowoc Company, Inc. and president of the Manitowoc Foodservice segment in 2013. Mr. Hund previously served as executive vice president of the Cranes segment’s Crane Care aftermarket services department since 2009. Prior to this, Mr. Hund was Vice President Worldwide Marketing for the Crane segment since 2007. Before joining Manitowoc, Mr. Hund held a variety of technical and marketing positions at Caterpillar Inc. since 1988 in Asia, Europe, and the United States.
Therese C. Houlahan was named treasurer of the company in March 2014. Previously she served as treasurer of Kaydon Corporation, a diversified manufacturer, in Michigan. Prior to that she held progressive leadership positions at Alberto Culver Company and Hayes Lemmerz International, Inc., as well as at the Comptroller of the Currency.

Larry J. Weyers was named senior vice president of The Manitowoc Company, Inc. and president of the Manitowoc Crane segment in January 2015.  Mr. Weyers previously served as executive vice president of Cranes America from 2007 to 2014. He has held various other executive management positions with the company’s Crane segment since joining the company in 1998, including executive vice president of Crane Care from 2004 to 2007. Prior to joining the company, Mr. Weyers was General Manager Sales and Marketing for Woods Equipment Company (IL) and held various positions in Kubata Tractor Corporation (CA).

PART II
Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The company’s common stock is traded on the New York Stock Exchange under the symbol MTW.  At December 31, 2014, the approximate number of record shareholders of common stock was 2,052.
The amount and timing of the annual dividend are determined by the Board of Directors at its regular meetings each year, subject to limitations within the company’s Senior Credit Facility described below.  In each of the years ended December 31, 2014, December 31, 2013 and December 31, 2012, the company paid an annual dividend of $0.08 per share in the fourth quarter.
The high and low sales prices of the common stock were as follows for 2014, 2013 and 2012:

Year Ended	2014			2013			2012
December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$32.80	$22.68	$31.45	$21.35	$15.90	$20.56	$16.97	$9.45	$13.86
2nd Quarter	33.46	26.87	32.86	21.50	16.18	17.91	15.11	9.60	11.70
3rd Quarter	33.50	23.42	23.45	21.87	17.93	19.56	15.44	9.90	13.34
4th Quarter	23.36	16.24	22.10	23.68	18.12	23.32	16.03	12.82	15.68
Under our Senior Credit Facility, we are limited on the amount of dividends we may pay in any one year.  The amount of dividend payments is restricted based on our consolidated total leverage ratio as defined in the credit agreement and is limited along with other restricted payments in aggregate.  If the consolidated total leverage ratio is less than 3.50 to 1.00, total restricted payments are not limited in any given year.  If the consolidated total leverage ratio is less than 4.25 to 1.00 but greater than or equal to 3.50 to 1.00, restricted payments may not exceed $50.0 million per year.  If the consolidated total leverage ratio is less than 5.00 to 1.00 but greater than or equal to 4.25 to 1.00, restricted payments may not exceed $40.0 million per year.  Lastly, if the consolidated total leverage ratio is greater than or equal to 5.00 to 1.00, total restricted payments are limited to $30.0 million per year.

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2010	2011	2012	2013	2014
The Manitowoc Company, Inc.	32.30%	(29.39)%	71.53%	49.30%	(4.86)%
S&P 500 Index	15.06%	2.11%	16.00%	32.39%	13.69%
S&P 600 Industrial Machinery	31.01%	(2.67)%	20.56%	38.22%	1.36%

	Indexed Returns
	Years Ending December 31,
	2009	2010	2011	2012	2013	2014
The Manitowoc Company, Inc.	100.00	132.30	93.41	160.23	239.22	227.61
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 600 Industrial Machinery	100.00	131.01	127.51	153.73	212.48	215.37

Item 6.  SELECTED FINANCIAL DATA
The following selected historical financial data have been derived from the Consolidated Financial Statements of The Manitowoc Company, Inc. The data should be read in conjunction with these financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Results of the Manitowoc Dong Yue business, the Jackson business, and the Kysor/Warren business in the years presented have been classified as discontinued operations to exclude those results from continuing operations. In addition, the earnings (loss) from discontinued operations include the impact of adjustments to certain retained liabilities for operations sold or closed in periods prior to those presented. For businesses acquired during the time periods presented, results are included in the table from their acquisition date. Amounts are in millions except share and per share data.

	2014	2013	2012	2011	2010
Net Sales
Cranes and Related Products	$2,305.2	$2,506.3	$2,427.1	$2,134.7	$1,707.5
Foodservice Equipment	1,581.3	1,541.8	1,486.2	1,454.6	1,362.9
Total	3,886.5	4,048.1	3,913.3	3,589.3	3,070.4
Gross Profit	986.1	1,021.8	943.0	832.9	759.1
Earnings (Loss) from Operations
Cranes and Related Products	163.9	218.8	170.5	118.8	93.8
Foodservice Equipment	234.0	250.3	238.6	214.4	201.9
Corporate	(53.4)	(64.9)	(63.7)	(61.3)	(42.0)
Asset impairment expense	(1.1)	—	—	—	—
Amortization expense	(35.1)	(35.3)	(36.5)	(37.4)	(36.8)
Restructuring expense	(9.0)	(4.8)	(9.5)	(5.5)	(3.8)
Other (expense) income	(0.5)	0.3	(2.5)	0.5	(2.3)
Total	298.8	364.4	296.9	229.5	210.8
Interest expense	(94.0)	(128.4)	(135.6)	(145.4)	(173.8)
Amortization of deferred financing fees	(4.4)	(7.0)	(8.2)	(10.4)	(22.0)
Loss on debt extinguishment	(25.5)	(3.0)	(6.3)	(29.7)	(44.0)
Other (expense) income - net	(5.5)	(0.8)	0.1	2.3	(9.0)
Earnings (loss) from continuing operations before income taxes	169.4	225.2	146.9	46.3	(38.0)
Provision for taxes on income	8.6	36.1	38.0	13.6	26.2
Earnings (loss) from continuing operations	160.8	189.1	108.9	32.7	(64.2)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(1.4)	(18.8)	(16.3)	(15.8)	(13.1)
Loss on sale of discontinued operations, net of income taxes	(11.0)	(2.7)	—	(34.6)	—
Net earnings (loss)	148.4	167.6	92.6	(17.7)	(77.3)
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	3.9	25.8	(9.1)	(6.5)	(2.7)
Net earnings (loss) attributable to Manitowoc	$144.5	$141.8	$101.7	$(11.2)	$(74.6)
Amounts attributable to the Manitowoc common shareholders:
Earnings (loss) from continuing operations	$156.5	$154.8	$109.7	$33.0	$(64.0)
Loss from discontinued operations, net of income taxes	(1.0)	(10.3)	(8.0)	(9.6)	(10.6)
Loss on sale of discontinued operations, net of income taxes	(11.0)	(2.7)	—	(34.6)	—
Net earnings (loss) attributable to Manitowoc	$144.5	$141.8	$101.7	$(11.2)	$(74.6)

Cash Flows
Cash flow from operations	$98.3	$323.1	$162.4	$17.1	$207.7
Identifiable Assets
Cranes and Related Products	$1,742.3	$1,900.4	$1,903.3	$1,760.8	$1,659.3
Foodservice Equipment	1,902.0	1,904.3	1,956.8	2,192.6	2,193.4
Corporate	172.3	171.9	197.2	69.2	219.6
Total	$3,816.6	$3,976.6	4,057.3	$4,022.6	$4,072.3
Long-term Obligations	$1,523.5	$1,526.8	1,801.0	$1,866.4	$1,982.3
Depreciation
Cranes and Related Products	$45.7	$46.9	$43.5	$52.9	$55.3
Foodservice Equipment	21.2	20.1	22.3	24.5	27.1
Corporate	1.5	1.5	2.3	2.8	2.9
Total	$68.4	$68.5	68.1	$80.2	$85.3
Capital Expenditures
Cranes and Related Products	$57.3	$69.3	$52.7	$52.0	$20.6
Foodservice Equipment	25.3	33.6	17.4	11.9	12.0
Corporate	2.2	7.8	2.8	0.7	2.0
Total	$84.8	$110.7	$72.9	$64.6	$34.6
Per Share
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$1.16	$1.16	$0.83	$0.25	$(0.49)
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.01)	(0.08)	(0.06)	(0.07)	(0.08)
Loss on sale of discontinued operations, net of income taxes	(0.08)	(0.02)	—	(0.27)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$1.07	$1.07	$0.77	$(0.09)	$(0.57)
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations attributable to Manitowoc common shareholders	$1.14	$1.14	$0.82	$0.25	$(0.49)
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.01)	(0.08)	(0.06)	(0.07)	(0.08)
Loss on sale of discontinued operations, net of income taxes	(0.08)	(0.02)	—	(0.26)	—
Earnings (loss) per share attributable to Manitowoc common shareholders	$1.05	$1.05	$0.76	$(0.08)	$(0.57)
Avg Shares Outstanding
Basic	134,934,892	132,894,179	131,447,895	130,481,436	130,581,040
Diluted	137,351,309	135,330,193	133,317,050	133,377,109	130,581,040

(1)
Discontinued operations represent the results of operations and gain or loss on sale of Kysor/Warren, Jackson and our Chinese joint venture, Manitowoc Dong Yue, which either qualified for discontinued operations treatment or were sold or closed during 2010 through 2014.

(2)	We acquired Appliance Scientific, Inc. in 2010 and Inducs, AG in the fourth quarter of 2013.

(3)	Cash dividends for each year from 2010 through 2014 were $0.08 per share.

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
On January 29, 2015, Manitowoc announced that its Board of Directors has approved a plan to pursue a separation of the company’s Crane and Foodservice businesses into two independent, publicly-traded companies. The company currently anticipates effecting the separation through a tax-free spin-off of the Foodservice business and expects the spin-off to be completed in the first quarter of 2016; however, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed. Subsequent to the separation, the historical results of our Foodservice business will be presented as discontinued operations.
During the first quarter of 2014, the company sold its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. (“Manitowoc Dong Yue” or the “joint venture”), which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company’s financial statements. See Note 4, “Discontinued Operations,” for further details of this transaction.
During the first quarter of 2013, the company sold its warewashing equipment business, which operated under the brand name Jackson, to Hoshizaki USA Holdings, Inc. for approximately $39.2 million, including post-closing adjustments. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loans A and B. This business has been classified as discontinued operations in the company's financial statements.
The following discussion and analysis covers key drivers behind our results for 2012 through 2014 and is broken down into three major sections.  First, we provide an overview of our results of operations for the years 2012 through 2014 on a consolidated basis and by business segment.  Next we discuss our market conditions, liquidity and capital resources, off-balance sheet arrangements, and obligations and commitments.  Finally, we provide a discussion of risk management techniques, contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.
All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Consolidated Operations

Millions of dollars	2014	2013	2012
Operations
Net sales	$3,886.5	$4,048.1	$3,913.3
Cost of sales	2,900.4	3,026.3	2,970.3
Gross Profit	986.1	1,021.8	943.0
Operating expenses:
Engineering, selling and administrative expenses	641.6	617.6	597.6
Asset impairment expense	1.1	—	—
Amortization expense	35.1	35.3	36.5
Restructuring expense	9.0	4.8	9.5
Other expenses (income)	0.5	(0.3)	2.5
Total operating expenses	687.3	657.4	646.1
Operating earnings from continuing operations	298.8	364.4	296.9
Other (expenses) income:
Interest expense	(94.0)	(128.4)	(135.6)
Amortization of deferred financing fees	(4.4)	(7.0)	(8.2)
Loss on debt extinguishment	(25.5)	(3.0)	(6.3)
Other (expense) income - net	(5.5)	(0.8)	0.1
Total other expenses	(129.4)	(139.2)	(150.0)
Earnings from continuing operations before taxes on earnings	169.4	225.2	146.9
Provision for taxes on earnings	8.6	36.1	38.0
Earnings from continuing operations	160.8	189.1	108.9
Discontinued operations:
Loss from discontinued operations, net of income taxes	(1.4)	(18.8)	(16.3)
Loss on sale of discontinued operations, net of income taxes	(11.0)	(2.7)	—
Net earnings	148.4	167.6	92.6
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	3.9	25.8	(9.1)
Net earnings attributable to Manitowoc	$144.5	$141.8	$101.7
Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$156.5	$154.8	$109.7
Loss from discontinued operations, net of income taxes	(1.0)	(10.3)	(8.0)
Loss on sale of discontinued operations, net of income taxes	(11.0)	(2.7)	—
Net earnings attributable to Manitowoc	$144.5	$141.8	$101.7

Year Ended December 31, 2014 Compared to 2013
Net Sales

(in millions)	2014	2013	Change
Net Sales	$3,886.5	$4,048.1	(4.0)%
Consolidated net sales decreased 4.0% in 2014 to $3.9 billion from $4.0 billion in 2013.  The decrease in net sales was driven by the year-over-year decrease in the Crane segment, partially offset by the modest year-over-year increase in the Foodservice segment.  Crane segment sales decreased 8.0% for the year ended December 31, 2014 compared to 2013.  The overall decrease in the Crane segment was primarily due to weaker demand in the Americas region for rough terrain and boom truck cranes.  Foodservice segment sales increased 2.6% for the year ended December 31, 2014 compared to 2013.  Foodservice segment sales increased in the Americas region across both cold-side and hot-side brands from the prior year due to volume increases primarily driven by new product roll outs. Consolidated net sales were unfavorably impacted by approximately $0.2 million from foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2014 compared with the year ended December 31, 2013.  Further analysis of the changes in sales by segment is presented in the “Sales and Operating Earnings by Segment” section below.

Gross Profit

(in millions)	2014	2013	Change
Gross Profit	$986.1	$1,021.8	(3.5)%
Gross Margin	25.4%	25.2%
Gross profit for the year ended December 31, 2014 decreased to $986.1 million compared to $1,021.8 million for the year ended December 31, 2013, a decrease of 3.5%. The decrease in consolidated gross profit was attributable primarily to the decrease in Crane segment gross profit due to the decrease in sales volume discussed above and unfavorable absorption given the lower sales volumes, partially offset by manufacturing cost reduction initiatives.  Gross profit for the Foodservice segment decreased modestly, primarily due to unfavorable product mix, higher discounts and rebates, and higher warranty costs, partially offset by manufacturing cost reduction initiatives. Gross margin increased modestly in 2014 to 25.4% from 25.2% in 2013.  The increase in gross margin was primarily due to pricing actions and manufacturing cost reduction initiatives.
Engineering, Selling and Administrative Expenses

(in millions)	2014	2013	Change
Engineering, selling and administrative expenses	$641.6	$617.6	3.9%
Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2014 increased $24.0 million to $641.6 million compared to $617.6 million for the year ended December 31, 2013.  Crane segment ES&A expenses increased $21.9 million, or 7.6%, for the year ended December 31, 2014 compared to the same period in 2013.  This increase was driven by increased levels of engineering and product development costs and an increase in enterprise resource planning system implementation costs. Foodservice segment ES&A expenses increased $13.6 million, or 5.2%, for the year ended December 31, 2014 compared to 2013.  This increase was primarily driven by non-recurring legal settlements benefiting fiscal 2013 and an increase in sales commissions and marketing costs. Corporate ES&A decreased $11.5 million, or 17.7%, for the year ended December 31, 2014 compared to the same period in 2013. This decrease was primarily due to decreases in employee health expense, short-term incentive compensation, and stock-based compensation.
Asset Impairment Expense

(in millions)	2014	2013	Change
Asset impairment expense	$1.1	$—	*
* Measure not meaningful
Asset impairment expense for the year ended December 31, 2014 was $1.1 million; there was not any impairment expense for the year ended December 31, 2013.  This relates to the write-down to fair value of the land, building, and building improvements for a Foodservice segment facility which is currently held for sale.
Amortization Expense

(in millions)	2014	2013	Change
Amortization expense	$35.1	$35.3	(0.6)%
Amortization expense for the year ended December 31, 2014 was $35.1 million compared to $35.3 million for 2013.  See further detail related to intangible assets at Note 9, “Goodwill and Other Intangible Assets.”
Restructuring Expense

(in millions)	2014	2013	Change
Restructuring expense	$9.0	$4.8	87.5%

Restructuring expenses for the year ended December 31, 2014 totaled $9.0 million compared to $4.8 million in 2013.  Crane segment restructuring expenses totaled $6.6 million and Foodservice segment restructuring expenses totaled $2.4 million. Crane segment expenses related to restructuring plans to reduce the cost structure of crane operations through site closings, consolidations, and reductions in workforce across the globe.  Foodservice segment restructuring expenses related primarily to employee termination benefits due to the movement of certain Ice manufacturing activities from Manitowoc, Wisconsin, to Monterrey, Mexico. See further detail at Note 19, “Restructuring.”

Interest Expense & Amortization of Deferred Financing Fees

(in millions)	2014	2013	Change
Interest expense	$94.0	$128.4	(26.8)%
Amortization of deferred financing fees	$4.4	$7.0	(37.1)%
Interest expense for the year ended December 31, 2014 totaled $94.0 million versus $128.4 million for the year ended December 31, 2013.  The decrease in interest expense of $34.4 million for the year ended December 31, 2014 compared to the prior year was a result of the company’s refinancing of its Senior Credit Facility during the first quarter of 2014, as well as its debt reduction efforts and accelerated amortization of the swap monetization gain of $8.3 million resulting from the redemption of the 2018 Notes, which was presented as a reduction to interest expense for this period. Amortization expense for deferred financing fees was $4.4 million for the year ended December 31, 2014 as compared to $7.0 million in 2013.  The decrease in amortization expense for deferred financing fees of $2.6 million was related to the lower balance of deferred financing fees as a result of the redemption of the 2018 Notes and the company's debt reduction efforts. See further detail at Note 11, “Debt.”
Loss on Debt Extinguishment

(in millions)	2014	2013	Change
Loss on debt extinguishment	$25.5	$3.0	*
* Measure not meaningful
Loss on debt extinguishment for the year ended December 31, 2014 totaled $25.5 million, compared to $3.0 million in 2013.  The loss on debt extinguishment in 2014 consisted of $23.3 million related to the February 2014 redemption of the 2018 Notes, of which $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. A $2.0 million loss related to the write-off of deferred financing fees as a result of the Senior Credit Facility refinancing, and $0.2 million loss related to the accelerated paydown of Term Loan B associated with our New Senior Credit Facility. The loss on debt extinguishment in 2013 was attributable to the accelerated paydown of Term Loans A and B associated with our Prior Senior Credit Facility.
Other Expense - Net

(in millions)	2014	2013	Change
Other expense - net	$(5.5)	$(0.8)	*
* Measure not meaningful
Other expense, net for the year ended December 31, 2014 was $5.5 million compared to $0.8 million for the prior year.  Other expense primarily consists of foreign exchanges losses.
Income Taxes

(in millions)	2014	2013	Change
Effective annual tax rate	5.1%	16.0%
Provision for taxes on earnings	$8.6	$36.1	*
* Measure not meaningful
The effective tax rate for the year ended December 31, 2014 was 5.1% compared to 16.0% for the year ended December 31, 2013. The 2014 effective rate was favorably impacted by an election with the Internal Revenue Service to treat Enodis Holdings Ltd, the company’s UK Holding Company, as a partnership for U.S. federal income tax purposes. As a result of this status change, the company realized a $25.6 million capital loss tax benefit. This transaction resulted in an effective tax rate benefit of 15.1%. The 2014 and 2013 effective tax rates were also favorably impacted by income earned in jurisdictions where the statutory tax rates were less than 35%.
The company was under examination by the Internal Revenue Service for the calendar years 2007 through 2011.  The examination of the company’s 2007 through 2009 U.S. tax returns was closed during the third quarter of 2014 as the Joint Committee on Taxation concurred with the previously reached tentative resolution of the Appeals division, which was in the company’s favor.  The 2010 and 2011 U.S. tax return examination was closed in the fourth quarter of 2014.  The adjustments did not have a material impact on the financial statements.  There have been no significant developments with respect to the company’s ongoing tax audits in other jurisdictions. See further detail at Note 13, “Income Taxes.”

Loss from Discontinued Operations

(in millions)	2014	2013	Change
Loss from discontinued operations	$1.4	$18.8	(92.6)%
The results from discontinued operations were losses of $1.4 million and $18.8 million, net of income taxes, for the years ended December 31, 2014 and 2013, respectively.  The loss from discontinued operations in 2014 relates primarily to administrative costs of various businesses disposed of in prior years. The loss from discontinued operations in 2013 relates primarily to Manitowoc Dong Yue, which was classified as discontinued operations in the fourth quarter of 2013. See additional discussion at Note 4, “Discontinued Operations.”
Loss on Sale of Discontinued Operations

(in millions)	2014	2013	Change
Loss on sale of discontinued operations	$11.0	$2.7	*
* Measure not meaningful
Loss on sale of discontinued operations was $11.0 million for the year ended December 31, 2014. This was attributable to the sale of Manitowoc Dong Yue for a loss of $9.9 million in the first quarter of 2014 and the settlement of a pension obligation related to a previously disposed entity for a loss of $1.1 million in the third quarter of 2014. Loss on sale of discontinued operations in 2013 was attributable to the sale of the Jackson business in the first quarter of 2013. See additional discussion at Note 4, “Discontinued Operations.”
Net Earnings Attributable to Noncontrolling Interest

(in millions)	2014	2013	Change
Net earnings attributable to noncontrolling interest	$3.9	$25.8	*
* Measure not meaningful
For the year ended December 31, 2014, net earnings attributable to a noncontrolling interest of $3.9 million was recorded in relation to the minority partner's portion of the income from our former Chinese joint venture, Manitowoc Dong Yue, which was disposed of in January 2014. There were net earnings of $25.8 million attributable to the minority partner in connection with Manitowoc Dong Yue for 2013. This was primarily due to loan forgiveness resulting in income of $35.6 million by the joint venture partner shown as part of net earnings attributable to noncontrolling interest, net of income taxes, which effectively reduced net earnings attributable to Manitowoc shareholders. See Note 4, “Discontinued Operations,” for further details on this transaction.
Year Ended December 31, 2013 Compared to 2012
Net Sales

(in millions)	2013	2012	Change
Net Sales	$4,048.1	$3,913.3	3.4%
Consolidated net sales increased 3.4% in 2013 to $4.0 billion from $3.9 billion in 2012.  The increase was driven by modest year-over-year increases in both the Crane and Foodservice segments.  Crane segment sales increased 3.3% for the year ended December 31, 2013 compared to 2012.  The overall increase in the Crane segment was primarily due to higher demand in the Americas region and in certain emerging markets driven by energy and infrastructure projects as well as steady growth in the product aftermarket support business.  Foodservice sales increased 3.7% for the year ended December 31, 2013 compared to 2012.  Foodservice sales increased in the Americas region and the Europe, Middle East and Africa (EMEA) region from 2012 due to volume increases primarily driven by new product roll outs. Consolidated net sales were favorably impacted by approximately $26.5 million, or 0.7%, from foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2013 compared with the year ended December 31, 2012.  Further analysis of the changes in sales by segment is presented in the “Sales and Operating Earnings by Segment” section below.

Gross Profit

(in millions)	2013	2012	Change
Gross Profit	$1,021.8	$943.0	8.4%
Gross Margin	25.2%	24.1%
Gross profit for the year ended December 31, 2013 increased 8.4% to $1,021.8 million compared to $943.0 million for the year ended December 31, 2012.  The increase in Crane segment gross profit was primarily attributable to manufacturing cost reduction initiatives and pricing actions, partially offset by less favorable product mix.  The increase in gross profit for the Foodservice segment was primarily attributable to sales volume increases coupled with pricing actions and manufacturing cost reduction initiatives, partially offset by increases in rebates and sales discounts. Gross margin increased in 2013 to 25.2% from 24.1% in 2012.  The increase in gross margin was primarily due to pricing actions and manufacturing cost reduction initiatives.
Engineering, Selling and Administrative Expenses

(in millions)	2013	2012	Change
Engineering, selling and administrative expenses	$617.6	$597.6	3.3%
ES&A expenses for the year ended December 31, 2013 increased $20.0 million to $617.6 million compared to $597.6 million for the year ended December 31, 2012.  Crane segment ES&A increased $7.6 million, or 2.7%, for the year ended December 31, 2013 compared to 2012.  This increase was driven by increased levels of engineering and product development costs, higher legal expenses and an increase of enterprise resource planning system implementation costs. Foodservice ES&A increased $11.2 million, or 4.4%, for the year ended December 31, 2013 compared to 2012.  This increase was primarily driven by an increase in headcount, increased investments in strategic projects, and an increase in sales related costs.
Amortization Expense

(in millions)	2013	2012	Change
Amortization expense	$35.3	$36.5	(3.3)%
Amortization expense for the year ended December 31, 2013 was $35.3 million compared to $36.5 million for 2012.  See further detail related to intangible assets at Note 9, “Goodwill and Other Intangible Assets.”
Restructuring Expense

(in millions)	2013	2012	Change
Restructuring expense	$4.8	$9.5	*
* Measure not meaningful
Restructuring expenses for the year ended December 31, 2013 totaled $4.8 million compared to $9.5 million in 2012.  Crane segment restructuring expenses totaled $1.9 million and Foodservice restructuring expenses totaled $2.9 million. These expenses primarily related to workforce reductions in Europe. Crane segment restructuring expenses totaled $7.2 million for the year ended December 31, 2012.  These expenses primarily related to workforce reductions at our operations in France.  Foodservice segment restructuring expenses totaled $2.3 million for the year ended December 31, 2012.  These expenses primarily related to plant consolidation efforts in the Americas region and workforce reductions in Europe.  See further detail at Note 19, “Restructuring.”
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
* Measure not meaningful
Loss on debt extinguishment for the year ended December 31, 2013 totaled $3.0 million, compared to $6.3 million in 2012.  The loss on debt extinguishment in 2013 was attributable to the accelerated paydown of Term Loans A and B associated with our Prior Senior Credit Facility. The loss on debt extinguishment in 2012 was attributable to accelerated paydown of Term Loans A and B associated with our Senior Credit Facility and the redemption of our 7.125% Senior Notes due 2013.
Other (Expense) Income - Net

(in millions)	2013	2012	Change
Other (expense) income - net	$(0.8)	$0.1	*
* Measure not meaningful
Other (expense) income, net for the year ended December 31, 2013 was expense of $0.8 million versus income of $0.1 million for the prior year.
Income Taxes

(in millions)	2013	2012	Change
Effective annual tax rate	16.0%	25.9%
Provision for taxes on earnings	$36.1	$38.0	*
* Measure not meaningful
The effective tax rate for the year ended December 31, 2013 was 16.0% compared to 25.9% for the year ended December 31, 2012.  The effective tax rates in 2013 and 2012 were favorably impacted by the release of reserves of $9.4 million and $11.6 million, respectively resulting from favorable audit outcomes and other settlements. The 2013 and 2012 effective tax rates were also favorably impacted by income earned in jurisdictions where the statutory tax rates were less than 35%.
Tax expense for the year ended December 31, 2013 was favorably impacted by valuation allowance adjustments on deferred tax assets totaling $2.3 million compared to an unfavorable impact of $13.5 million in 2012.  The company recorded valuation allowance adjustments related to 2013 earnings and income tax rate changes in jurisdictions with valuation allowances established in prior years. See further detail at Note 13, “Income Taxes.”
Loss from Discontinued Operations

(in millions)	2013	2012	Change
Loss from discontinued operations	$18.8	$16.3	15.3%
The results from discontinued operations were losses of $18.8 million and $16.3 million, net of income taxes, for the years ended December 31, 2013 and 2012, respectively.  The loss from discontinued operations in both years relates primarily to the Manitowoc Dong Yue business, which was classified as discontinued operations in the fourth quarter of 2013. See additional discussion at Note 4, “Discontinued Operations.”
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
* Measure not meaningful
For the year ended December 31, 2013, net earnings attributable to a noncontrolling interest of $25.8 million was recorded in relation to the minority partner's portion of the full year income from our former Chinese joint venture, Manitowoc Dong Yue. This was primarily due to loan forgiveness resulting in income of $35.6 million by the joint venture partner shown as part of net earnings attributable to noncontrolling interest, net of income taxes, which effectively reduced net earnings attributable to Manitowoc shareholders. See Note 4, “Discontinued Operations,” for further details on this transaction. There was a net loss of $9.1 million attributable to the minority partner in connection with Manitowoc Dong Yue for 2012.
Sales and Operating Earnings by Segment
Cranes and Related Products Segment

(in millions)	2014	2013	2012
Net sales	$2,305.2	$2,506.3	$2,427.1
Operating earnings	$163.9	$218.8	$170.5
Operating margin	7.1%	8.7%	7.0%
Year Ended December 31, 2014 Compared to 2013
Crane segment net sales for the year ended December 31, 2014 decreased to $2.3 billion versus $2.5 billion for the year ended December 31, 2013, primarily as a result of volume decreases which were most pronounced in the rough-terrain and boom truck categories, as well as the unfavorable impact of approximately $4.9 million from foreign currency volatility in relation to the U.S. Dollar as compared with the year ended December 31, 2013. As of December 31, 2014, total Crane segment backlog was $738.0 million, an increase from the December 31, 2013 backlog of $574.0 million.
For the year ended December 31, 2014, the Crane segment reported operating earnings of $163.9 million compared to $218.8 million for the year ended December 31, 2013.  Operating earnings for the Crane segment decreased primarily due to the volume decreases discussed above and unfavorable absorption as a result of lower production levels. These decreases in operating earnings were partially offset by manufacturing and purchasing cost savings. Operating margin for the year ended December 31, 2014 was 7.1% versus 8.7% for the year ended December 31, 2013.  The Crane segment's operating margin decreased primarily due to unfavorable absorption given the lower sales volumes.
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
For the year ended December 31, 2013, the Crane segment reported operating earnings of $218.8 million compared to $170.5 million for the year ended December 31, 2012.  Operating earnings for the Crane segment increased primarily due to manufacturing cost reduction initiatives and pricing actions. These increases in operating earnings were partially offset by increased levels of engineering and product development costs, higher legal expenses and an increase in enterprise resource planning system implementation costs.  Operating margin for the year ended December 31, 2013 was 8.7% versus 7.0% for the year ended December 31, 2012.  The Crane segment’s operating margin increased primarily due to the manufacturing cost reduction initiatives and pricing actions noted above.

Foodservice Equipment Segment

(in millions)	2014	2013	2012
Net sales	$1,581.3	$1,541.8	$1,486.2
Operating earnings	$234.0	$250.3	$238.6
Operating margin	14.8%	16.2%	16.1%
Year Ended December 31, 2014 Compared to 2013
Foodservice segment net sales increased $39.5 million to $1,581.3 million for the year ended December 31, 2014 compared to $1,541.8 million the prior year.  The sales increase during 2014 was primarily driven by volume increases in the Americas region across both cold-side and hot-side brands as a result of new product roll outs, coupled with pricing actions and a favorable impact of approximately $4.7 million from foreign currency volatility in relation to the U.S. Dollar as compared with the year ended December 31, 2013. The increase was partially offset by increases in rebates as a result of higher sales through certain market channels and increased sales discounts.
For the year ended December 31, 2014, the Foodservice segment reported operating earnings of $234.0 million compared to $250.3 million for the year ended December 31, 2013.  The 2014 operating earnings decrease, and the operating margin decrease to 14.8% from 16.2% in 2013, were primarily due to unfavorable mix, higher discounts and rebates, and increases in warranty costs, partially offset by manufacturing cost savings.  In addition, approximately $1.0 million of the decrease in earnings was offset by favorable foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2014 compared to the year ended December 31, 2013.
Year Ended December 31, 2013 Compared to 2012
Foodservice segment net sales increased $55.6 million to $1,541.8 million for the year ended December 31, 2013 compared to 2012.  The sales increase during 2013 was primarily driven by volume increases as a result of new product roll outs coupled with pricing actions and a favorable impact of approximately $0.5 million from foreign currency volatility in relation to the U.S. Dollar as compared with the year ended December 31, 2012. The increase was partially offset by increases in rebates as a result of higher sales through certain market channels and increased sales discounts.
For the year ended December 31, 2013, the Foodservice segment reported operating earnings of $250.3 million compared to $238.6 million for the year ended December 31, 2012.  The 2013 operating earnings increase, and the operating margin increase to 16.2% from 16.1% in 2012, were primarily due to increases in volume, pricing actions and manufacturing cost savings. The increase was partially offset by increases in rebates and discounts, warranty expense, headcount and investments in strategic projects.  In addition, approximately $2.0 million of the increase was offset by foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2013 compared to the year ended December 31, 2012.
General Corporate Expenses

(in millions)	2014	2013	2012
Net sales	$3,886.5	$4,048.1	$3,913.3
Corporate expenses	$53.4	$64.9	$63.7
% of Net sales	1.4%	1.6%	1.6%

Year Ended December 31, 2014 Compared to 2013
Corporate expenses decreased $11.5 million to $53.4 million in 2014 compared to $64.9 million in 2013.  The decrease was primarily due to decreases in employee health expense, short-term incentive compensation, and stock-based compensation.
Year Ended December 31, 2013 Compared to 2012
Corporate expenses increased $1.2 million to $64.9 million in 2013 compared to $63.7 million in 2012.  The increase was primarily due to an increase in employee pension and post-retirement expense, partially offset by lower stock-based award compensation and depreciation expenses.

Market Conditions and Outlook
In 2015, we are planning for modest decline in our Cranes and Related Products segment and modest growth in our Foodservice Equipment segment. In the face of anticipated slow market growth and differentiated consumer confidence, as well as an overall conservative macro-economic outlook, we expect to focus our efforts on margin improvements and controlled but intelligent spending. We expect continuing improvement in operational efficiencies and the management of our cost structure. We believe lean initiatives, new product introductions and continued debt repayment goals will help us maximize our net operating results and drive shareholder value.
We expect Foodservice segment revenues to improve modestly in the mid single-digit range and operating margins to improve in 2015. We expect Crane segment revenues to decrease in the mid single-digit range and we anticipate that operating margins in our Crane segment will be in the high single-digit range. Other financial expectations include capital expenditures of approximately $85 million, depreciation and amortization of approximately $110 million, interest expense of approximately $80 million, deferred financing fees of approximately $4 million and a full-year effective tax rate in the mid-to-high 20 percent range.
Proposed Spin-off of our Foodservice Business - On January 29, 2015, Manitowoc announced that its Board of Directors has approved a plan to pursue a separation of the company’s Cranes and Foodservice businesses into two independent, publicly-traded companies. The company currently anticipates effecting the separation through a tax-free spin-off of the Foodservice business and expects the spin-off to be completed in the first quarter of 2016; however, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed. The costs associated with effecting the transaction may be significant; however, these costs cannot be estimated at this time.
Cranes and Related Products - Our Crane segment is anticipating mid-single digit decline in sales compared to 2014, with mixed results by product line and region. We expect sales in our North America region to grow by low-single digits driven largely from the new product introduction of our MLC300 and MLC650 crawler cranes. We are also expecting our Central and Eastern Europe and Asia Pacific regions to grow by low-single digits as a result of improved tower crane markets. Our Middle East region is coming off of a strong 2014 and we expect to be flat for 2015 in this region. All of our other regions are projected to be below 2014 sales due to continued economic challenges within Europe, Latin America and Africa. Offsetting the anticipated higher sales of crawler and tower cranes are expected softer sales in mobile cranes.
In 2015, one area of concern is the potential negative impact to the crane market from declining crude oil prices. Our products are used in many energy-related industries, and as the price of crude oil drops, the number of projects needing crane lifting activities tends to slow. Another area of concern is the strengthening of the U.S. Dollar against other global currencies and the negative impact it has on price competitiveness for our U.S.-manufactured products versus our international competition.

Despite the anticipated decline in sales of new crane equipment, we anticipate demand to grow by low-single digits for our industry-leading product support services. We believe our Crane Care business is not only a key differentiator for us, but is also especially important to our customers as the market eventually rebounds and crane utilization increases to ensure uptime availability.

Our end markets remain difficult to predict and forecasting remains challenging due to mixed views from our various sources for leading indicators and customer sentiment. Different industries and different geographic markets can show significant deviations in economic and demand outlook depending on the circumstances within their environments and outlooks can change rapidly during the year. We continue to use what we believe to be the best information that is available, along with our own experiences and knowledge of our customers and the industries they serve, to forecast future demand.

We also continue to focus on improvement initiatives in areas such as manufacturing planning, purchasing and inventory allocation processes to become more responsive to changes in demand from our customers, between regions and within product lines. These efforts may allow us to better meet the sudden changes in demand and enable us to improve our market share with our ability to have the right product available at the right time.
In addition, our initiatives in the area of quality, reliability and performance are continuing to produce positive results. These include improving Customer Satisfaction Index (CSI) scores due to reduced warranty claims, improved Mean Time Between Failure (MTBF) and improved emissions. Our investments in a component and systems validation and accelerated life cycle testing facility have accelerated our new product development process and the reliability of our cranes. We plan to continue to expand our capabilities and facilities in this area of component product verification in 2015. We believe these efforts, combined with cost reduction initiatives in factory productivity and procurement, and facilities and machinery improvements that were made in 2014 and prior years, will allow us to deliver better cranes to our customers in a more efficient manner.

The Crane segment also looks to leverage its global manufacturing footprint, while continuing to improve forecasting accuracy, vertical integration manufacturing capabilities, and working capital efficiency throughout 2015. In addition, we will focus on leveraging our existing fixed cost structure, improving manufacturing productivity and reducing material costs to improve our gross margin while increasing ES&A expenses at a slower rate than revenue increases. We also anticipate that a continued focus on economic value-added (EVA®) as our main financial management decision support tool will help to optimize cash flow and boost the segment's earnings potential. Underlying these financial goals, the Crane segment is focused on strategic initiatives, which include the continuation of our “Project One” SAP ERP initiative with go-live implementations at certain locations by mid-2015; driving manufacturing excellence initiatives through the use of lean manufacturing and other manufacturing process excellence principles; the continuing introduction of new crawler, tower, and mobile cranes; intensified leverage of our presence in various emerging markets; and an ongoing strengthening of our Crane Care infrastructure to drive profitability and support accelerating whole goods sales in emerging and developed markets.
From a longer-term perspective, we are among the world's leading sources of lifting solutions, with what we believe to be the most recognized brands and the broadest manufacturing and support footprint in the industry. Globally, we are anticipating slow near-term crane demand, but longer-term we believe there will be a higher growth, multi-year recovery driven by increasing global demand for modern infrastructure and energy, and we believe we are well-positioned to support these end markets anywhere in the world. We have a resilient business, with a strong global distribution network and a large installed base of equipment complemented by what we believe to be the best and most experienced workforce in the industry. As a result, we expect to generate increasing profits as the world economy improves and the markets our products serve begin to grow.
Foodservice Equipment - Manitowoc Foodservice is a leading participant in the global foodservice equipment industry. Our customers include many of the fastest-growing and most-innovative foodservice companies in the world. They come to us for innovations that may enable profitable growth by improving their menus, enhancing operations and reducing costs. We serve customers around the globe and we will continue to expand and support our customers wherever they grow. Our integrated manufacturing operations, service sites and sales offices work together to assist customers worldwide, whether these customers are local businesses or global companies.
During 2014 we launched numerous new products supporting our customers’ menu initiatives, energy savings goals and sustainability initiatives, most notably in our Frymaster, Garland, Kolpak and Manitowoc Ice brands.

A number of leading indicators suggest that 2015 will bring growth opportunities of approximately 4.0% in the foodservice sector for the U.S. and Canada. Specifically, the U.S. National Restaurant Association (“NRA”) projects that overall U.S. restaurant operator sales would increase 3.8%, with inflation-adjusted real growth of 1.5%. That would mark the sixth consecutive year of U.S. restaurant industry growth. The Canadian Restaurant and Foodservices Association (“CRFA”) expects Canadian restaurant sales to increase 4.0% in 2015, which is a decrease from 4.9% in 2014 and 4.4% in 2013. The North American Manufacturers Agents Association (“MAFSI”) forecast for 2015 sales is 4.0% growth in equipment and supplies, which is a decrease from 4.9% in 2014.   MAFSI also reports increased foodservice design consultant activity. Two leading U.S.-based publications, Food Equipment Reports and Food Equipment and Supplies magazines, also published forecasts that reflect an overall equipment growth rate of approximately 4.0% for 2015, which is unchanged from 2014. Lastly, Technomic has published that growth in food service sales was 3.3% nominal and 0.1% real in 2014 and will be 3.1% nominal and 1.2% real in 2015 with supermarket foodservice, college and university, hospitals, senior living and catering leading the way.

We believe there are pockets of growth in the Europe, Middle East and Africa (“EMEA”) region. Euromonitor projects that the United Kingdom, Germany, and France will continue to lead the growth of the region with foodservice operator sales expected to grow 3-4% over 2014. The quick-service restaurant (“QSR”) and fast casual segment remains the fastest growing, with customers such as Burger King, Quick, KFC and Subway all predicted to deliver double-digit growth; McDonald's has announced new investments in sub-Saharan Africa; and Taco Bell plans to add 200 of 1,300 new openings globally (by 2023) in EMEA. In-store bakery continues to expand in Central and Eastern Europe and C-Store foodservice is forecasted to grow 5.3%. QSR/Casual Dining Chains and hotel projects in the Middle East remain strong growth drivers. Chain sales are forecasted to grow in 2015 by greater than 10% in UAE and Saudi Arabia, and by 15% in Egypt. On the downside, there is concern in the Eurozone due to the risk of deflation, fear over Greece's future and the effect of sanctions on Russia’s stability. The Euro is at its weakest level since 2006, which could be a challenge to achieving 2015 price realization.

The global growth of the Asia Pacific (“APAC”) region is expected to continue to be healthy in 2015 with projected 6.4% growth, although this is lower than years past. The Chinese government has targeted GDP growth at 7.5% in 2015, and BMI projects China 2015 real GDP growth at 6.7%. Food scandals and government-led anti-corruption drives have had a negative impact on overall foodservice spending, especially on large global and regional QSRs such as McDonald’s, KFCs and Dicos resulting in conservative planning for 2015. The economic outlook for India remains strong on the back of the government’s pro-growth agenda and private consumption, which remains resilient. India real GDP growth is forecasted to accelerate to 5.6% in 2014/2015 from 4.7% from 2013/2014. In summary, we believe we are well positioned to take the advantage of the growth opportunities in the APAC region with global and regional new product introductions, improvement in operational excellence, and other strategic initiatives.

We believe our strong position gives us significant opportunities to grow along with our customers. Not only do we aim to be their supplier of choice, but also their innovator of choice. Our customers are constantly looking for ways to innovate their menus, and we are at the forefront of that innovation. Global chain customers and our channel partners recognize Manitowoc Foodservice and our brands for innovation and supplier support. In April 2014, Manitowoc Foodservice was honored for our ongoing commitment to sustainable practices throughout the foodservice industry, earning Energy Star Partner of the Year for Sustained Excellence and our fifth consecutive Energy Star Partner of the Year award. We also received the 2014 McDonald’s Corporation Best of Sustainable Supply Award for the demonstrated commitment of our Convotherm and Merrychef brands to the community where they are produced, as well as their energy saving design. Manitowoc Foodservice was again honored by the NRA as one of the restaurant industry's leading companies focused on innovation by understanding and meeting the operator's needs. This year Manitowoc Foodservice won Kitchen Innovation Awards from the NRA for the Garland® Induction FlexiHob technology and Multiplex® Blend-In-Cup Manual Fill® machine, bringing the total of these prestigious awards to 27. Additionally, seven of the top Manitowoc Foodservice brands were honored by those in the industry as Best-in-Class equipment for their category. This marks the fourteenth straight year of overall Best-in-Class awards for Manitowoc Ice and Frymaster.

Our Foodservice equipment brands are well-positioned leaders that span virtually all major commercial foodservice equipment categories. Our team is passionate about the combined businesses and the opportunities that our market position and global capabilities provide us. For 2015, our priorities are to continue to grow our Foodservice segment, as well as invest in manufacturing processes improvements and lean initiatives to drive margin improvement. We believe we are continuing to build an industry-leading business for the long-term.

Liquidity and Capital Resources
Cash Flows. The table below shows a summary of cash flows for fiscal 2014, 2013, and 2012 (in millions):

	2014	2013	2012
Cash provided by operating activities	$98.3	$323.1	$162.4
Cash used for investing activities	$(83.6)	$(82.2)	$(75.5)
Cash provided by (used for) financing activities	$11.2	$(256.4)	$(83.2)
Cash flow from operations during 2014 was $98.3 million compared to $323.1 million in 2013.  We had $68.0 million in cash and cash equivalents on-hand at December 31, 2014 versus $54.9 million on-hand at December 31, 2013.
The decrease in cash flow from operating activities for the year ended December 31, 2014 compared to 2013 was primarily due to the timing of payments on accrued expenses and lower levels of accounts receivable as a result of decreased sales, as well as lower cash from profitability, partially offset by improvements in inventory levels.
Cash flow from operations during 2013 was $323.1 million compared to $162.4 million in 2012. We had $54.9 million in cash and cash equivalents on-hand at December 31, 2013 versus $73.2 million on-hand at December 31, 2012.
The increase in cash flow from operating activities for the year ended December 31, 2013 compared to the same period for 2012 was primarily due to cash from profitability and improvements in working capital. The primary contributor to the changes in working capital was cash collection from accounts receivable.
Cash flows used for investing activities of $83.6 million in 2014 consisted primarily of cash used for capital expenditures of $84.8 million and an increase in restricted cash of $11.6 million primarily due to our guarantee of a loan for Manitowoc Dong Yue, partially offset by $12.8 million of proceeds from the sale of property, plant, and equipment.
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
Cash flows provided by financing activities during 2014 consisted primarily of $640.3 million of proceeds from long-term debt, of which most related to the refinancing of the Senior Credit Facility in January 2014. The proceeds from long-term debt were almost entirely offset by debt pay downs of $638.7 million.
Cash flows used for financing activities during 2013 consisted primarily of pay downs on long-term debt and the revolving credit facility totaling $300.9 million, partially offset by proceeds from debt issuance of $343.0 million.
Cash flows used for financing activities during 2012 consisted primarily of debt pay down totaling $495.4 million, partially offset by proceeds from debt issuance of $383.3 million and proceeds from the revolving credit facility of $34.4 million.
On January 3, 2014, the company entered into the $1,050.0 million Third Amended and Restated Credit Agreement (the “Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of America, N.A., Wells Fargo Bank, National Association, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., BMO Harris Bank N.A. and Rabobank Nederland, New York Branch as Documentation Agents. The Senior Credit Facility includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is a Term A Loan in the aggregate amount of $350.0 million, with a term of five years. The third facility is a Term B Loan in the amount of $200.0 million, with a term of seven years.
The Senior Credit Facility replaced the company’s prior $1,250.0 million Second Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”), which was entered into on May 13, 2011. The Prior Senior Credit Facility included three different loan facilities.  The first was a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility was an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility was an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.
Loans made under the Senior Credit Facility bear interest at 2.00% in excess of reserve adjusted LIBOR rate, or 1.00% in excess of an alternate base rate, at the company’s option. The company also pays a commitment fee of 0.375% per annum on the unused portion of the revolving facility. The company is also obligated to pay certain fees and expenses of the lenders.
Including interest rate swaps at December 31, 2014, the weighted average interest rates for Term Loan A and Term Loan B loans were 2.95% and 3.25%, respectively.  Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.19% and 3.25%, respectively, at December 31, 2014.
Loans made under the Senior Credit Facility are secured by substantially all of the assets of, and guaranteed by, the material direct and indirect domestic subsidiaries of the company, and secured by 65% of the stock of certain foreign subsidiaries of Manitowoc. The Senior Credit Facility also requires the company to provide additional collateral to the lenders under the Senior Credit Facility in certain limited circumstances.
The Senior Credit Facility also includes customary representations and warranties and events of default and customary covenants, including without limitation (i) a requirement that the company prepay the term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions; and (ii) limitations on indebtedness, capital expenditures, restricted payments, and acquisitions.
The Senior Credit Facility contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (Adjusted EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters; and (b) a Consolidated Senior Secured Leverage Ratio, which measures the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the most recent four fiscal quarters.  The covenant levels of the financial covenants under the New Senior Credit Facility as of December 31, 2014, are set forth below:

Fiscal Quarter Ending	Consolidated Senior Secured Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
December 31, 2014	3.25:1.00	2.50:1.00
March 31, 2015	3.25:1.00	2.75:1.00
June 30, 2015	3.25:1.00	2.75:1.00
September 30, 2015	3.25:1.00	2.75:1.00
December 31, 2015	3.25:1.00	2.75:1.00
March 31, 2016 and thereafter	3.00:1.00	3.00:1.00
As of December 31, 2014 the company had two series of Senior Notes outstanding, the 2020 and 2022 Notes (collectively the “Senior Notes,” see below for a description of the 2020 and 2022 Notes).  Each series of Senior Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.
On October 19, 2012, the company completed the sale of $300.0 million aggregate principal amount of its 5.875% Senior Notes due October 2022 (the “2022 Notes”) at an issue price of 100%. Net proceeds from the 2022 Notes were used to redeem the entire $150.0 million aggregate principal amount of its 2013 Notes, to repay $36.0 million of Term Loan B, and to repay a portion of the outstanding revolver borrowings under its Prior Senior Credit Facility. Interest on the 2022 Notes is payable semi-annually on April 15 and October 15 of each year.
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
As of December 31, 2014, the company had outstanding $106.4 million of other indebtedness that has a weighted-average interest rate of approximately 5.43%.  This debt includes outstanding overdraft balances and capital lease obligations in the Americas, Asia-Pacific and European regions, as well as a $20.3 million loan on a model 31000 crawler crane.
The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows (in millions):

Year
2015	$80.3
2016	50.4
2017	52.0
2018	58.9
2019	194.4
Thereafter	1,087.5
Total	$1,523.5
As of December 31, 2014 and December 31, 2013, the company had outstanding $0.0 million and $100.0 million, respectively, notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility and Prior Senior Credit Facility, respectively, which effectively capped the company’s interest rate exposure for the notional value of its variable term debt at a one-month LIBOR rate of 3.00%. The company paid various bank partners $0.7 million in option premium to purchase the protection on Term Loans A and B and amortized the premium to interest expense over the life of the cap protection.  The caps expired in 2014.
As of December 31, 2014 and December 31, 2013, the company had outstanding $175.0 million and $0.0 million, respectively, notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the Senior Credit Facility and Prior Senior Credit Facility, respectively, that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility.
The company has been party to various fixed-to-float interest rate swaps designated as fair market value hedges of its 2018, 2020, and 2020 Notes. In the third quarter of 2012, the company monetized the derivative asset related to the fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million. The company treated the gain as an increase to the debt balances for each of the 2018 and 2020 Notes, and is being amortized to interest expense over the life of the original swaps.
In the fourth quarter of 2012, the company purchased and designated new fixed-to-float swaps as fair market value hedges of the 2022 Notes.
In May 2013, the company entered into new interest rate swaps due in 2020 and 2022, designating them as fair market value hedges of the 2020 and 2022 Notes, respectively. As of December 31, 2014, $75.0 million and $125.0 million of the 2020 and 2022 Notes, respectively, were swapped to floating rate interest.  Including the floating rate swaps, the 2020 and 2022 Notes have an all-in interest rate of 8.31% and 5.19%, respectively.
As of December 31, 2014, the company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2020 Notes, and 2022 Notes.  Based upon management’s current plans and outlook, it believes the company will be able to comply with these covenants during the subsequent 12 months. As of December 31, 2014 our Consolidated Senior Secured Leverage Ratio was 1.79:1, while the maximum ratio is 3.25:1 and our Consolidated Interest Coverage Ratio was 4.77:1, above the minimum ratio of 2.50:1.
The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of certain restructuring charges, that are adjustments under the Senior Credit Facility definition.
On February 20, 2015, Manitowoc entered into Amendment No. 2 to the Third Amended and Restated Credit Agreement which reflects non-material changes to the definition of Adjusted EBITDA under the agreement. Adjusted EBITDA presented below reflects these changes, and therefore is different than Adjusted EBITDA presented in our year-ended December 31, 2014, earnings release on January 29, 2015.
The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of December 31, 2014 was $429.0 million. The company believes this non-GAAP measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of Net income attributable to Manitowoc to Adjusted EBITDA is as follows (in millions):

Net income attributable to Manitowoc	$144.5
Loss from discontinued operations	1.0
Loss on sale of discontinued operations	11.0
Depreciation and amortization	103.5
Interest expense and amortization of deferred financing fees	98.4
Costs due to early extinguishment of debt	25.5
Restructuring charges	9.0
Income taxes	8.6
Forgiveness of loan to Manitowoc Dong Yue	4.3
Pension and post-retirement	11.8
Stock-based compensation	12.6
Other	(1.2)
Adjusted EBITDA	$429.0
On December 15, 2014, the company amended its accounts receivable securitization facility by entering into a Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”). Pursuant to this amendment, (i) the commitment size of this facility increased from up to $150 million, to up to $185 million; and (ii) German and United Kingdom subsidiaries were added as “originators” under the facility. Trade accounts receivables sold pursuant to the Receivables Purchase Agreement totaled $172.8 million at December 31, 2014,versus $148.9 million at December 31, 2013.  See Note 12, “Accounts Receivable Securitization” for further information regarding this arrangement.
We spent a total of $84.8 million during 2014 for capital expenditures.  We continued to fund capital expenditures to improve the cost structure of our business, invest in new processes, products and technology, maintain high-quality production standards, implement our new Crane ERP system at certain of our facilities and complete certain production capacity expansions.  The following table summarizes 2014 capital expenditures and depreciation by segment.

(in millions)	Capital Expenditures	Depreciation
Cranes and Related Products	$57.3	$45.7
Foodservice Equipment	25.3	21.2
Corporate	2.2	1.5
Total	$84.8	$68.4
Restricted cash represents cash in escrow funds related to the security provided to third-party lenders for certain international lines of credit, for an indemnity agreement with our casualty insurance provider, and as a guarantee to a loan to Manitowoc Dong Yue.
During the years ended December 31, 2014 and 2013, the company sold $17.0 million and $31.2 million, respectively, of its long-term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2014 and 2013 customers have paid $17.3 million and $24.6 million, respectively, of the notes to the third party financing companies.  As of December 31, 2014 and 2013, the outstanding balance of the notes receivables guaranteed by the company was $34.0 million and $34.3 million, respectively.
Our debt position at various times increases our vulnerability to general adverse industry and economic conditions, and results in a meaningful portion of our cash flow from operations being used for payment of interest on our debt.  This could potentially limit our ability to respond to market conditions or take advantage of future business opportunities.  Our ability to service our debt is dependent upon many factors, some of which are not subject to our control, such as general economic, financial, competitive, legislative, and regulatory factors.  In addition, our ability to borrow additional funds under the revolving credit facility in the future will depend on our meeting the financial covenants contained in the Senior Credit Facility, even after taking into account such new borrowings.
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
Our liquidity positions as of December 31, 2014 and 2013 were as follows:

(in millions)	2014	2013
Cash and cash equivalents	$68.0	$54.9
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	—	—
Less: outstanding letters of credit	(5.4)	(30.6)
Total liquidity	$562.6	$524.3
The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million. As of December 31, 2014, the company had no outstanding borrowings on the revolving facility. During the year the highest daily borrowing was $467.9 million and the average borrowing was $342.7 million, while the average interest rate was 2.68%. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company. As of December 31, 2014, the spreads for LIBOR and Prime borrowings were 2.00% and 1.00%, respectively, given the effective Consolidated Total Leverage Ratio for this period.
The company has not provided for additional U.S. income taxes on approximately $652.8 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At December 31, 2014, approximately $37.2 million of the company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the company has asserted are permanently reinvested. The company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the United States through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the company does not currently forecast a need for these funds in the United States because its U.S. operations and debt service are supported by the cash generated by its U.S. operations. During 2014, the company could no longer assert permanent reinvestment on one subsidiary and as a result, a liability was recorded in the amount of $5.4 million.
Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:
A.    Our Senior Credit Facility and Senior Notes require us to comply with certain financial ratios and tests. We were in compliance with these covenants as of December 31, 2014, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the Senior Credit Facility. Further, such acceleration would constitute an event of default under the indentures governing our Senior Notes, and could trigger cross default provisions in other agreements.

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
OFF-BALANCE SHEET ARRANGEMENTS
Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•	We have disclosed in Note 18, “Guarantees,” to the Consolidated Financial Statements our buyback and residual value guaranty commitments.

•
We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 21, “Leases,” to the Consolidated Financial Statements and in the table below.

•	We have disclosed our accounts receivable securitization arrangement in Note 12, “Accounts Receivable Securitization,” to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our significant contractual obligations as of December 31, 2014 is as follows:

(in millions)	Total Committed	2015	2016	2017	2018	2019	Thereafter
Debt (including capital lease obligations)	$1,523.5	$80.3	$50.4	$52.0	$58.9	$194.4	$1,087.5
Interest on long-term debt (including capital lease obligations)	553.6	92.3	74.1	73.5	71.3	62.6	179.8
Operating leases	154.4	42.4	33.5	23.3	17.0	14.9	23.3
Purchase obligations	283.8	283.3	0.3	0.1	0.1	—	—
Total committed	$2,515.3	$498.3	$158.3	$148.9	$147.3	$271.9	$1,290.6

•
Unrecognized tax benefits totaling $33.3 million as of December 31, 2014, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13, “Income Taxes,” to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740.

At December 31, 2014, we had outstanding letters of credit that totaled $5.4 million.  We also had buyback commitments and residual value guarantees with a balance outstanding of $58.9 million as of December 31, 2014.  This amount is not reduced for amounts the company would recover from the repossession and subsequent resale of collateral.
We maintain defined benefit pension plans for some of our operations in the United States, Europe and Asia. The company has established the Retirement Plan Committee to manage the operations and administration of all benefit plans and related trusts.  As of December 31, 2010, all of the remaining United States defined benefit plans were merged into a single plan: the Manitowoc U.S. Pension Plan. All merged plans had benefit accruals frozen prior to the merger.

In 2014, cash contributions by us to all pension plans were $10.3 million, and we estimate that our pension plan contributions will be approximately $10.5 million in 2015.
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
Interest Rate Risk
We are exposed to fluctuating interest rates for our debt.  We have established programs to mitigate exposure to these fluctuations.  The company is a party to various interest rate swaps in connection with the Senior Credit Facility and the Senior Notes.  On January 3, 2014, the company entered into the Senior Credit Facility, which included a $500.0 million revolver, a $350.0 million Term Loan A, and a $200.0 million Term Loan B.
Prior to expiration in December 2014, the company had interest rate cap derivative instruments which effectively capped the company’s interest rate exposure for notional value of its variable term debt at a one-month U.S. LIBOR rate of 3.00% plus the applicable spread per the Senior Credit Facility. As of December 31, 2014, the interest rate cap agreements had expired.
As of December 31, 2014, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility.
As of December 31, 2014, total notional swapped from fixed-to-floating rate debt was $75.0 million and $125.0 million for the 2020 and 2022 Notes, respectively. The variable rate of interest on the 2020 fixed-to-float interest rate swaps was 6.96% and the 2022 fixed-to-float interest rate swaps was 4.22% at December 31, 2014.
A 10% increase or decrease in the average cost of the company’s variable rate debt would result in an immaterial change in interest expense for the year ended December 31, 2014.
Commodity Prices
We are exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products.  Each of our business segments is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized across business segments, and others are specific to a business segment or business unit. In addition to the regular negotiations of material prices with certain vendors, we routinely enter into certain commodity hedges that fix the price of certain of our key commodities utilized in the production of our Foodservice and Crane product offerings.  Commodities that are hedged include copper, aluminum, certain steel inputs and natural gas.  At December 31, 2014, $0.6 million (net of tax of $0.4 million) of unrealized losses due to commodity hedging positions remain deferred in accumulated other comprehensive income and will be realized as a component of cost of sales over the next 12 months.
Currency Risk
We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 49% of our total sales for 2014, with the largest percentage (21%) being sales into various European countries.
Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on nonfunctional currency denominated receivables and payables.  Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged.  The maturities of these forward exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow.  The hedges of anticipated transactions are designated as cash flow hedges under the guidance of Accounting Standards Codification (“ASC”) Topic 815-10, “Derivatives and Hedging.”  At December 31, 2014, we had outstanding forward exchange contracts hedging anticipated transactions and future settlements of outstanding accounts receivable and accounts payable with a market value of a $3.6 million (net of tax of $2.2 million) of unrealized losses.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2014 for non-designated hedges of foreign exchange contracts would not have a significant impact on our Consolidated Statements of Operations as any gains or losses under the foreign exchange contracts hedging accounts receivable or payable balances would be offset by equal gains or losses on the underlying receivables or payables.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2014 for foreign exchange contracts designated as cash flow hedges could have an impact of approximately $4.0 million on the date of settlement.
Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end.  Results of operations are translated into U.S. dollars at an average exchange rate for the period.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive loss at December 31, 2014 was a loss of $29.2 million.
Environmental, Health, Safety, and Other Matters
Please refer to Part II, Item 8, Note 17, “Contingencies and Significant Estimates,” where we have disclosed our environmental, health, safety, contingencies and other matters.
Critical Accounting Policies
The Consolidated Financial Statements include the accounts of the company and all its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing these Consolidated Financial Statements, we have made our best estimates and judgments of certain amounts included in the Consolidated Financial Statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although we have listed a number of accounting policies below which we believe to be most critical, we also believe that all of our accounting policies are important to the reader. Therefore, please refer also to the Notes to the Consolidated Financial Statements for more detailed description of these and other accounting policies of the company.

Revenue Recognition - Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of an arrangement exists, the price is fixed and determinable, collectability of cash is reasonably assured, and delivery has occurred or services have been rendered. We periodically enter into transactions with customers that provide for residual value guarantees and buyback commitments. These transactions are recorded as operating leases for all significant residual value guarantees and for all buyback commitments. These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third-party financing agreement. In addition, we lease cranes to customers under operating lease terms. Revenue from operating leases is recognized ratably over the term of the lease, and leased cranes are depreciated over their estimated useful lives.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets - The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles - Goodwill and Other.” Under ASC Topic 350-10, goodwill is not amortized; however, the company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which have been determined to be: the Cranes operating segment; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia. Prior to the third quarter 2014, when the Cranes segment completed its reorganization of the Cranes operating and financial consolidation structure from geographic to product line reporting, the reporting units for the Cranes segment were Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes China; Cranes Greater Asia Pacific; and Crane Care. To perform its impairment review, the company uses a fair-value method, primarily the income approach, based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

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

Stock-Based Compensation - The computation of the expense associated with stock-based compensation requires the use of certain valuation models and based on projected achievement of underlying performance criteria for performance shares. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options and Monte Carlo analysis to calculate the total shareholder return portion of performance shares. The Black-Scholes and Monte Carlo models require assumptions regarding the volatility of the company’s stock, the expected life of the stock award and the company’s dividend ratio. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.

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
Recent Accounting Changes and Pronouncements
In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. We believe the adoption of this ASU will not have a material impact on the company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” This update provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in the first annual period ending after December 15, 2016, with early adoption permitted. We believe the adoption of this ASU will not have a material impact on the company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update provided a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2016, and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. The company is evaluating the impact, if any, the adoption of this ASU will have on the company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations in Accounting Standard Codification Subtopic 205-20, and requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There will also be additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014, with early adoption permitted. The significance of this guidance for the company is dependent on any future disposals.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This new standard generally requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU changes a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the company’s consolidated financial statements.

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

Crane-cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; unanticipated changes in global demand for high-capacity lifting equipment; changes in demand for lifting equipment in emerging economies; the replacement cycle of technologically obsolete cranes; crude oil prices; and demand for used equipment.

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

Corporate (including factors that may affect both of our segments)-possible negative effects on the company's business operations, assets, or financial results as a result of the planned separation of the company into two independent publicly-traded companies; changes in laws and regulations, as well as their enforcement, throughout the world; the ability to complete and appropriately integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances, joint ventures and other strategic alternatives; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, and unanticipated issues associated with transitional services; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; the ability to focus and capitalize on product quality and reliability; issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, and/or consolidations of existing facilities and operations; efficiencies and capacity utilization of facilities; actions of competitors, including competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; unanticipated changes in capital and financial markets; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of financing leverage; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; growth of general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of tax audits; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company’s business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; actions of activist shareholders; risks associated with data security and technological systems and protections; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; government approval and funding of projects; and other events outside our control.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 20, 2015

The Manitowoc Company, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2014, 2013 and 2012

Millions of dollars, except per share data	2014	2013	2012
Operations
Net sales	$3,886.5	$4,048.1	$3,913.3
Costs and expenses:
Cost of sales	2,900.4	3,026.3	2,970.3
Engineering, selling and administrative expenses	641.6	617.6	597.6
Asset impairment expense	1.1	—	—
Amortization expense	35.1	35.3	36.5
Restructuring expense	9.0	4.8	9.5
Other expense (income)	0.5	(0.3)	2.5
Total costs and expenses	3,587.7	3,683.7	3,616.4
Operating earnings from continuing operations	298.8	364.4	296.9
Other (expenses) income:
Interest expense	(94.0)	(128.4)	(135.6)
Amortization of deferred financing fees	(4.4)	(7.0)	(8.2)
Loss on debt extinguishment	(25.5)	(3.0)	(6.3)
Other (expense) income -net	(5.5)	(0.8)	0.1
Total other expenses	(129.4)	(139.2)	(150.0)
Earnings from continuing operations before taxes on earnings	169.4	225.2	146.9
Provision for taxes on earnings	8.6	36.1	38.0
Earnings from continuing operations	160.8	189.1	108.9
Discontinued operations:
Loss from discontinued operations, net of income taxes of $(0.3), $(1.8) and $0.2, respectively	(1.4)	(18.8)	(16.3)
Loss on sale of discontinued operations, net of income taxes of $(0.6), $4.4 and $0.0, respectively	(11.0)	(2.7)	—
Net earnings	148.4	167.6	92.6
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	3.9	25.8	(9.1)
Net earnings attributable to Manitowoc	$144.5	$141.8	$101.7
Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$156.5	$154.8	$109.7
Loss from discontinued operations, net of income taxes	(1.0)	(10.3)	(8.0)
Loss on sale of discontinued operations, net of income taxes	(11.0)	(2.7)	—
Net earnings attributable to Manitowoc	$144.5	$141.8	$101.7
Per Share Data
Basic earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$1.16	$1.16	$0.83
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.01)	(0.08)	(0.06)
Loss on sale of discontinued operations, net of income taxes	(0.08)	(0.02)	—
Earnings per share attributable to Manitowoc common shareholders	$1.07	$1.07	$0.77
Diluted earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$1.14	$1.14	$0.82
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.01)	(0.08)	(0.06)
Loss on sale of discontinued operations, net of income taxes	(0.08)	(0.02)	—
Earnings per share attributable to Manitowoc common shareholders	$1.05	$1.05	$0.76

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2014, 2013 and 2012

Millions of dollars	2014	2013	2012

Net earnings	$148.4	$167.6	$92.6
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(84.0)	4.5	8.3
Unrealized (loss) income on derivatives, net of income taxes of $(3.8), $0.3, and $2.6, respectively	(7.3)	0.4	5.2
Employee pension and postretirement benefits, net of income taxes of $(13.3), $7.6, and $(0.5), respectively	(32.3)	17.6	(18.1)

Total other comprehensive (loss) income, net of tax	(123.6)	22.5	(4.6)

Comprehensive income	24.8	190.1	88.0

Comprehensive income (loss) attributable to noncontrolling interest	3.9	25.8	(9.1)

Comprehensive income attributable to Manitowoc	$20.9	$164.3	$97.1

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Balance Sheets
As of December 31, 2014 and 2013

Millions of dollars, except shares data	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$68.0	$54.9
Restricted cash	23.7	12.8
Accounts receivable, less allowances of $19.4 and $18.2, respectively	227.4	255.5
Inventories — net	644.5	720.8
Deferred income taxes	71.3	89.9
Other current assets	151.2	113.9
Current assets of discontinued operations	—	15.1
Total current assets	1,186.1	1,262.9
Property, plant and equipment — net	591.0	578.8
Goodwill	1,198.1	1,218.6
Other intangible assets — net	714.7	766.2
Other non-current assets	126.7	126.8
Long-term assets of discontinued operations	—	23.3
Total assets	$3,816.6	$3,976.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$807.4	$935.6
Short-term borrowings	80.3	22.7
Product warranties	77.7	81.1
Customer advances	21.3	34.9
Product liabilities	24.6	25.0
Current liabilities of discontinued operations	—	26.1
Total current liabilities	1,011.3	1,125.4
Non-Current Liabilities:
Long-term debt	1,443.2	1,504.1
Deferred income taxes	186.2	214.3
Pension obligations	141.0	101.5
Postretirement health and other benefit obligations	53.1	44.7
Long-term deferred revenue	37.9	37.6
Other non-current liabilities	119.8	164.5
Long-term liabilities of discontinued operations	—	2.2
Total non-current liabilities	1,981.2	2,068.9
Commitments and contingencies (Note 17)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 135,543,869 and 133,717,057 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	539.7	506.0
Accumulated other comprehensive loss	(130.5)	(6.9)
Retained earnings	486.9	353.2
Treasury stock, at cost (27,632,059 and 29,458,871 shares, respectively)	(73.4)	(78.2)
Total Manitowoc stockholders’ equity	824.1	775.5
Noncontrolling interest	—	6.8
Total equity	824.1	782.3
Total liabilities and equity	$3,816.6	$3,976.6

 The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013, and 2012

Millions of dollars	2014	2013	2012
Cash Flows From Operations
Net earnings	$148.4	$167.6	$92.6
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Asset impairments	1.1	—	—
Discontinued operations, net of income taxes	1.4	18.8	16.3
Depreciation	68.4	68.5	68.1
Amortization of intangible assets	35.1	35.3	36.5
Amortization of deferred financing fees	4.4	7.0	8.2
Deferred income taxes	(6.2)	(13.4)	(8.5)
Loss on early extinguishment of debt	6.3	3.0	6.3
(Gain) loss on sale of property, plant and equipment	(6.5)	3.7	3.0
Loss on sale of discontinued operations	11.0	2.7	—
Stock-based compensation expense and other	1.9	14.9	16.4
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	10.3	74.3	(35.9)
Inventories	9.0	(22.2)	(42.8)
Other assets	(17.3)	(22.6)	(2.6)
Accounts payable	(8.9)	(1.6)	29.3
Accrued expenses and other liabilities	(153.0)	(1.9)	(11.6)
Net cash provided by operating activities of continuing operations	105.4	334.1	175.3
Net cash used for operating activities of discontinued operations	(7.1)	(11.0)	(12.9)
Net cash provided by operating activities	98.3	323.1	162.4
Cash Flows From Investing
Capital expenditures	(84.8)	(110.7)	(72.9)
Proceeds from sale of property, plant and equipment	12.8	4.1	0.8
Restricted cash	(11.6)	(2.0)	(3.3)
Business acquisitions, net of cash acquired	—	(12.2)	—
Proceeds from sale of business	—	39.2	—
Net cash used for investing activities of continuing operations	(83.6)	(81.6)	(75.4)
Net cash used for investing activities of discontinued operations	—	(0.6)	(0.1)
Net cash used for investing activities	(83.6)	(82.2)	(75.5)
Cash Flows From Financing
(Payments on) proceeds from revolving credit facility-net	—	(34.4)	34.4
Proceeds from swap monetization	—	—	14.8
Payments on long-term debt	(638.7)	(266.5)	(495.4)
Proceeds from long-term debt	640.3	43.0	383.3
(Payments on) proceeds from notes financing - net	(0.3)	6.6	(10.4)
Debt issuance costs	(5.2)	(1.1)	(5.7)
Dividends paid	(10.8)	(10.7)	(10.6)
Exercises of stock options including windfall tax benefits	25.9	6.7	6.4
Net cash provided by (used for) financing activities of continuing operations	11.2	(256.4)	(83.2)
Net cash used for financing activities of discontinued operations	(7.2)	—	—
Net cash provided by (used for) financing activities	4.0	(256.4)	(83.2)
Effect of exchange rate changes on cash	(5.6)	(2.8)	1.2
Net increase (decrease) in cash and cash equivalents	13.1	(18.3)	4.9
Balance at beginning of year	54.9	73.2	68.3
Balance at end of year	$68.0	$54.9	$73.2
Supplemental Cash Flow Information
Interest paid	$120.4	$134.6	$137.7
Income taxes paid	$87.0	$55.6	$18.8

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Equity
For the years ended December 31, 2014, 2013 and 2012

Millions of dollars, except shares data	2014	2013	2012
Common Stock - Shares Outstanding
Balance at beginning of year	133,717,057	132,769,478	131,884,765
Stock options exercised	1,726,024	571,094	699,913
Restricted stock, net	(14,390)	31,310	184,800
Performance shares issued	115,178	345,175	—
Balance at end of year	135,543,869	133,717,057	132,769,478
Common Stock - Par Value
Balance at beginning of year	$1.4	$1.4	$1.4
Balance at end of year	$1.4	$1.4	$1.4
Additional Paid-in Capital
Balance at beginning of year	$506.0	$486.9	$466.6
Stock options exercised and issuance of other stock awards	13.6	2.3	2.0
Restricted stock awards expense	1.0	2.8	4.5
Windfall tax benefit on stock options exercised	7.5	1.9	1.9
Restricted stock units expense	5.9	5.8	5.2
Stock option expense	5.7	6.3	6.7
Balance at end of year	$539.7	$506.0	$486.9
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of year	$(6.9)	$(29.4)	$(24.8)
Other comprehensive (loss) income	(123.6)	22.5	(4.6)
Balance at end of year	$(130.5)	$(6.9)	$(29.4)
Retained Earnings
Balance at beginning of year	$353.2	$222.1	$131.0
Net earnings	144.5	141.8	101.7
Cash dividends	(10.8)	(10.7)	(10.6)
Balance at end of year	$486.9	$353.2	$222.1
Treasury Stock
Balance at beginning of year	$(78.2)	$(80.7)	$(83.2)
Stock options exercised and issuance of other stock awards	4.8	2.5	2.5
Balance at end of year	$(73.4)	$(78.2)	$(80.7)
Equity attributable to Manitowoc shareholders	$824.1	$775.5	$600.3
Noncontrolling Interest
Balance at beginning of year	6.8	(19.0)	(9.9)
Comprehensive income (loss) attributable to noncontrolling interest	3.9	25.8	(9.1)
Noncontrolling interest deconsolidation as result of sale	(10.7)	—	—
Balance at end of year	$—	$6.8	$(19.0)
Total equity	$824.1	$782.3	$581.3

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
The company’s Crane business is a global provider of engineered lift solutions, offering one of the broadest product lines of lifting equipment in our industry.  Manitowoc designs, manufactures, markets, and supports a comprehensive line of lattice boom crawler cranes, mobile telescopic cranes, tower cranes, and boom trucks.  The company’s Crane products are principally marketed under the Manitowoc, Grove, Potain, National, Shuttlelift, and Manitowoc Crane Care brand names and are used in a wide variety of applications, including energy and utilities, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, and commercial and high-rise residential construction.
The company’s Foodservice business is among the world’s leading designers and manufacturers of commercial foodservice equipment.  Manitowoc’s Foodservice capabilities span refrigeration, ice-making, cooking, holding, food-preparation, and beverage-dispensing technologies, and allow it to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  The company’s Foodservice products are marketed under the following brands: Cleveland, Convotherm, Dean, Delfield, Fabristeel, Frymaster, Garland, Inducs, Koolaire, Kolpak, Kysor Panel Systems, Lincoln, Manitowoc Ice, Merco, Merrychef, Multiplex, Servend, and U.S. Range, and all are supported by Manitowoc KitchenCare.
During the fourth quarter of 2013, the company agreed to sell its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. (“Manitowoc Dong Yue” or the “joint venture”), a consolidated entity, which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company’s financial statements. The transaction subsequently closed on January 21, 2014. See Note 4, “Discontinued Operations,” for further details of this transaction.
During the fourth quarter of 2012, the company decided to divest its warewashing equipment business, which operated under the brand name Jackson, and classified this business as discontinued operations in the company’s financial statements. On January 28, 2013, the company sold the Jackson warewashing equipment business to Hoshizaki USA Holdings, Inc. for approximately $39.2 million, including post-closing adjustments. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loans A and B. The results of these operations have been classified as discontinued operations. See Note 4, “Discontinued Operations,” for further details of this transaction.
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
Inventories Inventories are valued at the lower of cost or market value.  Approximately 84% and 87% of the company’s inventories at December 31, 2014 and 2013, respectively, were valued using the first-in, first-out (FIFO) method.  The remaining inventories were valued using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $36.2 million at both December 31, 2014 and 2013, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
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
Property, plant and equipment also include cranes accounted for as operating leases.  Equipment accounted for as operating leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement whereby it has guaranteed more than insignificant residual value or made a buyback commitment.  Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life.  Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.  The amount of rental equipment included in property, plant and equipment amounted to $83.4 million and $63.1 million, net of accumulated depreciation, at December 31, 2014 and 2013, respectively.
Impairment of Long-Lived Assets The company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable.  The company conducts its long-lived asset impairment analyses in accordance with ASC Topic 360-10-5.  ASC Topic 360-10-5 requires the company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows.
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
Each year, in its second quarter, the company tests for impairment of goodwill according to a two-step approach.  In the first step, the company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.  See Note 9, “Goodwill and Other Intangible Assets,” for further details on our impairment assessments.
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
During 2014, 2013 and 2012, minimal amounts were recognized in earnings due to ineffectiveness of certain commodity hedges.  The amount reported as derivative instrument fair market value adjustment in the AOCI account within the Consolidated Statements of Comprehensive Income (Loss) represents the net gain (loss) on foreign currency exchange contracts, commodity contracts, and interest rate contracts designated as cash flow hedges, net of income taxes.
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
Stock-Based Compensation Stock-based compensation plans are described more fully in Note 16, “Stock-Based Compensation.”  The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  The company recognized $1.0 million, $2.8 million and $4.5 million of compensation expense related to restricted stock awards during the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the company recognized $5.7 million, $6.3 million and $6.7 million of compensation expense related to stock options during the years ended December 31, 2014, 2013 and 2012, respectively.  The company also recognized $5.9 million, $5.8 million, and $5.2 million of compensation expense associated with restricted stock units in 2014, 2013 and 2012, respectively.
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
Research and Development Research and development costs are charged to expense as incurred and amounted to $87.4 million, $86.4 million and $87.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.
Income Taxes The company utilizes the liability method to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the company’s financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary difference between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the company will not realize the benefit of such assets. The company evaluates its uncertain tax positions as new information becomes available. Tax benefits are recognized to the extent a position is more likely than not to be sustained upon examination by the taxing authority.
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

Recent accounting changes and pronouncements In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” This update provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in the first annual period ending after December 15, 2016, with early adoption permitted. The company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update provided a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2016, and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. The company is evaluating the impact, if any, the adoption of this ASU will have on the company’s consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations in Accounting Standard Codification Subtopic 205-20, and requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There will also be additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014, with early adoption permitted. The significance of this guidance for the company is dependent on any future disposals.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This new standard generally requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the company’s consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU changes a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the company’s consolidated financial statements.

3. Acquisitions
On October 1, 2013, the company acquired all remaining shares of Inducs, AG (“Inducs”) for a purchase price, net of cash acquired, of approximately $12.2 million.  The company previously held a minority interest in Inducs. Inducs is a leader in induction cooking technology.  Allocation of the purchase price resulted in $5.0 million of goodwill and $7.0 million of intangible assets.  The results of Inducs have been included in the Foodservice segment since the date of acquisition.
4. Discontinued Operations
During the fourth quarter of 2013, the company agreed to sell its 50% interest in Manitowoc Dong Yue, a consolidated entity, which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company’s financial statements. The transaction subsequently closed on January 21, 2014. In connection with the sale, the company agreed to forgive all loans and accrued interest owed by Manitowoc Dong Yue to the company and its affiliates. As of December 31, 2013, loans and accrued interest owed by Manitowoc Dong Yue to the company and its affiliates amounted to $71.3 million and the forgiveness resulted in income of $35.6 million to the joint venture partner shown as part of net income attributable to noncontrolling interest, net of income taxes, which effectively reduced net earnings attributable to Manitowoc shareholders for the year ended December 31, 2013.
In addition, assets and liabilities classified as held for sale for Manitowoc Dong Yue were required to be recorded at the lower of carrying value or fair value less any costs to sell, which resulted in an impairment charge of approximately $1.2 million relating to the Manitowoc Dong Yue trademark intangible asset of which $0.6 million impacted net earnings attributable to Manitowoc shareholders. The impairment charge is included within loss from discontinued operations, net of income taxes, in the consolidated statement of operations for the year ended December 31, 2013.
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
The following selected financial data of the Manitowoc Dong Yue business for the years ended December 31, 2014, 2013 and 2012 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2014	2013	2012
Net sales	$0.3	$16.8	$13.7

Pretax loss from discontinued operation	$(0.8)	$(17.3)	$(16.6)
Benefit for taxes on earnings	—	(0.3)	—
Net loss from discontinued operation	$(0.8)	$(17.0)	$(16.6)
During the fourth quarter of 2012, the company decided to divest its warewashing equipment business, which operated under the brand name Jackson, and classified this business as discontinued operations in the company’s financial statements. On January 28, 2013, the company sold the Jackson warewashing equipment business to Hoshizaki USA Holdings, Inc. for approximately $39.2 million, including post-closing adjustments. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loan A and B. The transaction resulted in a $2.7 million loss on sale, which included $4.4 million of income tax expense. The results of these operations have been classified as discontinued operations.

The following selected financial data of the Jackson business for the years ended December 31, 2014, 2013 and 2012 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2014	2013	2012
Net sales	$—	$2.5	$32.6

Pretax earnings from discontinued operation	$—	$0.1	$1.7
(Benefit) provision for taxes on earnings	—	(0.4)	0.7
Net earnings from discontinued operation	$—	$0.5	$1.0
During the third quarter of 2014, the company settled a pension obligation related to a previously disposed entity, which resulted in a $1.1 million loss on sale of discontinued operations, net of income tax benefit of $0.6 million, during the period.
The following selected financial data of various businesses disposed of prior to 2012, primarily consisting of administrative costs, for the years ended December 31, 2014, 2013 and 2012 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

(in millions)	2014	2013	2012
Net sales	$—	$—	$—

Pretax loss from discontinued operations	$(0.9)	$(3.4)	$(1.2)
Benefit for taxes on earnings	(0.3)	(1.1)	(0.5)
Net loss from discontinued operations	$(0.6)	$(2.3)	$(0.7)

5. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.1	$—	$2.1
Total current assets at fair value	$—	$2.1	$—	$2.1

Non-Current Assets:
Interest rate swap contracts: Float-to-fixed	$—	$0.8	$—	$0.8
Total non-current assets at fair value	$—	$0.8	$—	$0.8

Current Liabilities:
Foreign currency exchange contracts	$—	$7.9	$—	$7.9
Commodity contracts	—	1.0	—	1.0
Interest rate swap contracts: Float-to-fixed	—	2.3	—	2.3
Total current liabilities at fair value	$—	$11.2	$—	$11.2

Non-current Liabilities:
Commodity contracts	—	0.4	—	0.4
Interest rate swap contracts: Fixed-to-float	—	4.3	—	4.3
Total non-current liabilities at fair value	$—	$4.7	$—	$4.7

	Fair Value as of December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Commodity contracts	$—	$0.2	$—	$0.2
Total current assets at fair value	$—	$3.1	$—	$3.1

Current Liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.4	—	0.4
Total current liabilities at fair value	$—	$1.5	$—	$1.5

Non-current Liabilities:
Interest rate swap contracts: Fixed-to-float	$—	$14.9	$—	$14.9
Total non-current liabilities at fair value	$—	$14.9	$—	$14.9
The fair value of the company’s 2018 Notes was approximately $423.1 million as of December 31, 2013; these notes were redeemed by the company on February 18, 2014. The fair value of the company’s 2020 Notes was approximately $651.6 million and $677.6 million as of December 31, 2014 and 2013, respectively.  The fair value of the company’s 2022 Notes was approximately $309.1 million and $303.9 million as of December 31, 2014 and 2013, respectively. The fair values of the company’s term loans under its Senior Credit Facility, respectively, are as follows as of December 31, 2014 and 2013:  Term Loan A — $327.8 million and $161.9 million, respectively; and Term Loan B — $165.0 million and $0.0 million, respectively.  See Note 11, “Debt,” for a description of the debt instruments and their related carrying values.
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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; because these markets are typically thinly traded, the liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 12, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of December 31, 2014 and December 31, 2013 due to the short-term nature of these instruments.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months the company estimates $6.2 million of unrealized losses, net of tax, related to interest rate, commodity price and currency rate hedging will be reclassified from Other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for twelve and twenty-four months, respectively, depending on the type of risk being hedged.
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
As of December 31, 2014, the company had the following outstanding commodity and currency forward contracts that were entered into as hedge forecasted transactions:

Commodity	Units Hedged		Type
Aluminum	1,657	MT	Cash Flow
Copper	820	MT	Cash Flow
Natural Gas	347,608	MMBtu	Cash Flow
Steel	14,665	Short Tons	Cash Flow

Currency	Units Hedged	Type
Canadian Dollar	7,984,824	Cash Flow
European Euro	89,006,695	Cash Flow
South Korean Won	1,964,906,996	Cash Flow
Singapore Dollar	3,900,000	Cash Flow
United States Dollar	29,228,731	Cash Flow
Mexican Peso	52,674,387	Cash Flow
As of December 31, 2014 and December 31, 2013, the company had outstanding $0.0 million and $100.0 million, respectively, notional amount of 3.00% LIBOR caps related to the term loan portion of the Senior Credit Facility which effectively capped the company’s interest rate exposure for the notional value of its variable term debt at a one-month LIBOR rate of 3.00%. The company paid various bank partners $0.7 million in option premium to purchase the protection on Term Loans A and B and amortized the premium to interest expense over the life of the cap protection.  The caps expired in 2014.
As of December 31, 2014 and December 31, 2013, the company had outstanding $175.0 million and $0.0 million, respectively, notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the Senior Credit Facility.
The company has been party to various fixed-to-float interest rate swaps designated as fair market value hedges of its 2018, 2020, and 2022 Notes.  In the third quarter of 2012, the company monetized the derivative asset related to its fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million in the quarter. The gain was treated as an increase to the debt balances for the 2018 and 2020 notes and is being amortized against interest expense over the life of the original swap. Subsequently, the company entered into new interest rate swaps due in 2020 and 2022, designating them as fair market value hedges of the 2020 and 2022 Notes, respectively.
As of both December 31, 2014, and December 31, 2013, the company had $75.0 million and $125.0 million total notional amount of fixed-to-float interest rate swaps outstanding related to the 2020 and 2022 Notes, respectively, that were designated as fair market value hedges and swapped to floating rate interest. Including the floating rate swaps, the 2020 and 2022 Notes have an all-in interest rate of 8.31% and 5.19%, respectively.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Other (expense) income, net in the Condensed Consolidated Statement of

Operations. As of December 31, 2014, the company had the following outstanding currency forward contracts that were not designated as hedging instruments:

Currency	Units Hedged	Recognized Location	Purpose
European Euro	73,302,332	Other (expense) income, net	Accounts payable and receivable settlement
United States Dollar	18,244,912	Other (expense) income, net	Accounts payable and receivable settlement
Australian Dollar	2,482,430	Other (expense) income, net	Accounts payable and receivable settlement
Mexican Peso	3,151,000	Other (expense) income, net	Accounts payable and receivable settlement
Canadian Dollar	2,516	Other (expense) income, net	Accounts payable and receivable settlement
The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of December 31, 2014 was as follows:

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts: Float-to-fixed	Other non-current assets	$0.8
Total derivatives designated as hedging instruments		$0.8

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$2.1
Total derivatives NOT designated as hedging instruments		$2.1

Total asset derivatives		$2.9
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2014 was as follows:

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$6.6
Commodity contracts	Accounts payable and accrued expenses	1.0
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	2.3
Commodity contracts	Other non-current liabilities	0.4
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	4.3
Total derivatives designated as hedging instruments		$14.6

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$1.3
Total derivatives NOT designated as hedging instruments		$1.3

Total liability derivatives		$15.9

The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2014 and gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$(5.3)	Cost of sales	$(2.2)
Commodity contracts	(0.8)	Cost of sales	(0.1)
Interest rate swap contracts: Float-to-fixed	(0.9)	Interest expense	(1.8)
Total	$(7.0)		$(4.1)

Derivatives Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	Cost of sales	$(0.1)
Total		$(0.1)

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Other (expense) income, net	$0.8
Total		$0.8

Derivatives Designated as Fair Market Value Instruments under ASC 815 (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate swap contracts: Fixed-to-float	Interest expense	$10.6
Total		$10.6

As of December 31, 2013, the company had the following outstanding commodity and currency forward contracts that were entered into as hedge forecasted transactions:

Commodity	Units Hedged		Type
Aluminum	1,622	MT	Cash Flow
Copper	382	MT	Cash Flow
Natural Gas	214,277	MMBtu	Cash Flow
Steel	11,503	Short Tons	Cash Flow

Currency	Units Hedged	Type
Canadian Dollar	11,011,092	Cash Flow
European Euro	74,934,975	Cash Flow
South Korean Won	1,258,808,642	Cash Flow
Singapore Dollar	5,280,000	Cash Flow
United States Dollar	42,200,000	Cash Flow

For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Other (expense) income, net. As of December 31, 2013, the company had the following outstanding currency forward contracts that were not designated as hedging instruments:

Currency	Units Hedged	Recognized Location	Purpose
European Euro	31,738,273	Other (expense) income, net	Accounts Payable and Receivable Settlement
United States Dollar	29,091,053	Other (expense) income, net	Accounts Payable and Receivable Settlement
Australian Dollar	1,000,000	Other (expense) income, net	Accounts Payable and Receivable Settlement
Chinese Renminbi	125,000,000	Other (expense) income, net	Accounts Payable and Receivable Settlement
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

The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2013 and gains or losses initially recognized in OCI in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$(0.3)	Cost of sales	$3.0
Commodity contracts	0.4	Cost of sales	(1.6)
Total	$0.1		$1.4

Derivatives Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	Cost of sales	$—
Total		$—

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Other (expense) income, net	$0.2
Total		$0.2

Derivatives Designated as Fair Market Value Instruments under ASC 815 (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate swap contracts: Fixed-to-float	Interest expense	$(13.7)
Total		$(13.7)

The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2012 and gains or losses initially recognized in OCI in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$4.2	Cost of sales	$(7.3)
Interest rate swap & cap contracts	(0.2)	Interest expense	0.1
Commodity contracts	1.0	Cost of sales	(2.7)
Total	$5.0		$(9.9)

Derivatives Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	Cost of sales	$—
Total		$—

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Other (expense) income, net	$1.2
Interest rate swap contracts	Other (expense) income, net	$9.3
Total		$10.5

Derivatives Designated as Fair Market Value Instruments under ASC 815 (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts	Interest expense	$(1.7)
Total		$(1.7)
7. Inventories
The components of inventories at December 31, 2014 and December 31, 2013 are summarized as follows:

(in millions)	2014	2013
Inventories — gross:
Raw materials	$226.2	$259.0
Work-in-process	103.7	130.2
Finished goods	414.8	436.8
Total inventories — gross	744.7	826.0
Excess and obsolete inventory reserve	(64.0)	(69.0)
Net inventories at FIFO cost	680.7	757.0
Excess of FIFO costs over LIFO value	(36.2)	(36.2)
Inventories — net	$644.5	$720.8
8. Property, Plant and Equipment
The components of property, plant and equipment at December 31, 2014 and December 31, 2013 are summarized as follows:

(in millions)	2014	2013
Land	$31.2	$40.8
Building and improvements	344.2	361.2
Machinery, equipment and tooling	509.1	509.0
Furniture and fixtures	24.5	47.8
Computer hardware and software	169.7	125.8
Rental cranes	111.2	89.3
Construction in progress	104.2	102.2
Total cost	1,294.1	1,276.1
Less accumulated depreciation	(703.1)	(697.3)
Property, plant and equipment-net	$591.0	$578.8

9. Goodwill and Other Intangible Assets
The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2014 and December 31, 2013 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2013	$341.7	$1,384.7	$1,726.4
Acquisition of Inducs	—	5.0	5.0
Restructuring reserve adjustment	—	(0.7)	(0.7)
Foreign currency impact	3.4	0.2	3.6
Gross balance as of December 31, 2013	$345.1	$1,389.2	$1,734.3
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2013	$345.1	$873.5	$1,218.6
Foreign currency impact	(19.8)	(0.7)	(20.5)
Gross balance as of December 31, 2014	$325.3	$1,388.5	$1,713.8
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2014	$325.3	$872.8	$1,198.1
The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other.” The company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units and indefinite-lived intangible assets using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill, or indefinite-lived intangible asset. The intangible asset is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
As of June 30, 2014, the company performed its annual impairment analysis for its reporting units, which were Cranes Americas; Cranes Europe, Middle East, and Africa; Cranes China; Cranes Greater Asia Pacific; Crane Care; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, as well as its indefinite-lived intangible assets, and based on those results, no impairment was indicated.
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
As discussed in Note 3, “Acquisitions,” on October 1, 2013, the company acquired all remaining shares of Inducs which the company previously held a minority interest. The aggregate purchase price of $12.2 million, net of cash, resulted in $7.0 million of identifiable intangible assets and $5.0 million of goodwill. Of the $7.0 million of acquired intangible assets, $0.7 million was assigned to trademarks that are not subject to amortization, $1.2 million was assigned to customer relationships with a useful life of 19 years, and $5.1 million was assigned to developed technology with a useful life of 12 years.

The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill are as follows as of December 31, 2014 and December 31, 2013.

	December 31, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$300.0	$—	$300.0	$311.8	$—	$311.8
Customer relationships	425.7	(136.0)	289.7	426.1	(114.4)	311.7
Patents	32.7	(28.3)	4.4	34.9	(28.4)	6.5
Engineering drawings	11.0	(9.3)	1.7	11.5	(9.1)	2.4
Distribution network	19.7	—	19.7	21.0	—	21.0
Other intangibles	170.9	(71.7)	99.2	176.6	(63.8)	112.8
	$960.0	$(245.3)	$714.7	$981.9	$(215.7)	$766.2
Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $35.1 million, $35.3 million and $36.5 million, respectively.  Excluding the impact of any future acquisitions or divestitures, the company anticipates amortization will be approximately $35 million per year for next five years.
10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2014 and December 31, 2013 are summarized as follows:

(in millions)	2014	2013
Trade accounts payable and interest payable	$470.0	$510.6
Employee related expenses	90.3	99.9
Restructuring expenses	20.3	20.6
Profit sharing and incentives	6.8	44.7
Accrued rebates	52.8	45.2
Deferred revenue - current	21.6	25.0
Income taxes payable	16.2	62.5
Miscellaneous accrued expenses	129.4	127.1
	$807.4	$935.6
11. Debt
Outstanding debt at December 31, 2014 and December 31, 2013 is summarized as follows:

(in millions)	2014	2013
Revolving credit facility	$—	$—
Term loan A	336.9	162.5
Term loan B	168.5	—
Senior notes due 2018	—	408.4
Senior notes due 2020	614.8	614.8
Senior notes due 2022	296.9	289.1
Other	106.4	52.0
Total debt	1,523.5	1,526.8
Less current portion and short-term borrowings	(80.3)	(22.7)
Long-term debt	$1,443.2	$1,504.1

On January 3, 2014, the company entered into the $1,050.0 million Third Amended and Restated Credit Agreement (the “Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of

America, N.A., Wells Fargo Bank, National Association, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., BMO Harris Bank N.A. and Rabobank Nederland, New York Branch as Documentation Agents. The Senior Credit Facility includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is a Term A Loan in the aggregate amount of $350.0 million, with a term of five years. The third facility is a Term B Loan in the amount of $200.0 million, with a term of seven years.
The Senior Credit Facility replaced the company’s prior $1,250.0 million Second Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”), which was entered into on May 13, 2011. The Prior Senior Credit Facility included three different loan facilities.  The first was a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility was an amortizing Term Loan A facility in the aggregate amount of $350.0 million with a term of five years.  The third facility was an amortizing Term Loan B facility in the amount of $400.0 million with a term of 6.5 years.
As of December 31, 2014, the company had no borrowings on the revolving facility. During the year, the highest daily borrowing was $467.9 million and the average borrowing was $342.7 million, while the average interest rate was 2.68%. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread which is based upon the Consolidated Total Leverage Ratio of the company. As of December 31, 2014, the spreads for LIBOR and Prime borrowings were 2.00% and 1.00%, respectively given the effective Consolidated Total Leverage Ratio for this period. The company also pays a commitment fee of 0.375% per annum on the unused portion of the revolving facility. The company is also obligated to pay certain fees and expenses of the lenders.
As of December 31, 2014, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the New Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility.
See Note 6, “Derivative Financial Instruments” for a description of hedging instruments used to mitigate interest rate risk.
Including interest rate swaps at December 31, 2014, the weighted average interest rates for Term Loan A and Term Loan B loans were 2.95% and 3.25%, respectively.  Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.19% and 3.25%, respectively, at December 31, 2014.
Loans made under the Senior Credit Facility are secured by substantially all of the assets of, and guaranteed by, the material direct and indirect domestic subsidiaries of the company, and secured by 65% of the stock of certain foreign subsidiaries of Manitowoc. The Senior Credit Facility also requires the company to provide additional collateral to the lenders under the Senior Credit Facility in certain limited circumstances.
The Senior Credit Facility also includes customary representations and warranties and events of default and customary covenants, including without limitation (i) a requirement that the company prepay the term loan facilities from the net proceeds of asset sales, casualty losses, equity offerings, and new indebtedness for borrowed money, and from a portion of its excess cash flow, subject to certain exceptions; and (ii) limitations on indebtedness, capital expenditures, restricted payments, and acquisitions.
The Senior Credit Facility contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (Adjusted EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters; and (b) a Consolidated Senior Secured Leverage Ratio, which measures the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the most recent four fiscal quarters.  The covenant levels of the financial covenants under the New Senior Credit Facility are as set forth below:

Fiscal Quarter Ending	Consolidated Senior Secured Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
December 31, 2014	3.25:1.00	2.50:1.00
March 31, 2015	3.25:1.00	2.75:1.00
June 30, 2015	3.25:1.00	2.75:1.00
September 30, 2015	3.25:1.00	2.75:1.00
December 31, 2015	3.25:1.00	2.75:1.00
March 31, 2016 and thereafter	3.00:1.00	3.00:1.00

As of December 31, 2014 the company had two series of Senior Notes outstanding, the 2020 and 2022 Notes (collectively the “Senior Notes”).  Each series of Senior Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.
On October 19, 2012, the company completed the sale of $300.0 million aggregate principal amount of its 5.875% Senior Notes due October 2022 (the “2022 Notes”) at an issue price of 100%. Net proceeds from the 2022 Notes were used to redeem the entire $150.0 million aggregate principal amount of its former 2013 Notes, to repay $36.0 million of Term Loan B under its Prior Senior Credit Facility, and to repay a portion of the outstanding revolver borrowings under its Prior Senior Credit Facility. Interest on the 2022 Notes is payable semi-annually on April 15 and October 15 of each year.
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
In the third quarter of 2012, the company monetized the derivative asset related to the fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million. The company treated the gain as an increase to the debt balances for each of the 2018 and 2020 Notes, and is being amortized to interest expense over the life of the original swaps.

In the fourth quarter of 2012, the company purchased and designated new fixed-to-float swaps as fair market value hedges of the 2022 Notes.
In May 2013, the company entered into new interest rate swaps due in 2020 and 2022, designating them as fair market value hedges of the 2020 and 2022 Notes, respectively. As of December 31, 2014, $75.0 million and $125.0 million of the 2020 and 2022 Notes, respectively, were swapped to floating rate interest.  Including the floating rate swaps, the 2020 and 2022 Notes have an all-in interest rate of 8.31% and 5.19%, respectively.
See Note 6, “Derivative Financial Instruments,” for a description of hedging instruments used to mitigate interest rate risk.
The balance sheet values of the 2018, 2020, and 2022 Notes at December 31, 2014 and December 31, 2013 are not equal to the face value of the Senior Notes due to the fact that the fair market value of the interest rate hedges and interest rate monetization premiums on these Senior Notes are included in the balance sheet value.
The loss on debt extinguishment was $25.5 million during the year ended December 31, 2014 , of which $19.0 million related to the redemption premium on the 2018 Notes and $4.3 million related to the write-off of deferred financing fees associated with the 2018 Notes. Of the remaining balance, a $2.0 million loss related to the write-off of deferred financing fees as a result of the January 2014 Senior Credit Facility refinancing, and a $0.2 million loss due to the write-off of deferred financing fees due to accelerated pay downs on Term Loan B. The losses on debt extinguishment of $3.0 million and $6.3 million during the years ended December 31, 2013 and December 31, 2012, respectively, consisted entirely of the write-off of deferred financing fees due to accelerated pay downs on Term Loans A and B.
As of December 31, 2014, the company had outstanding $106.4 million of other indebtedness that has a weighted-average interest rate of approximately 5.43%.  This debt includes outstanding overdraft balances and capital lease obligations in the Americas, Asia-Pacific and European regions, as well as a $20.3 million loan on a model 31000 crawler crane.
The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

(in millions)
2015	$80.3
2016	50.4
2017	52.0
2018	58.9
2019	194.4
Thereafter	1,087.5
Total	$1,523.5

As of December 31, 2014, the company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2020 Notes, and the 2022 Notes.  Based upon management’s current plans and outlook, it believes the company will be able to comply with these covenants during the subsequent 12 months. As of December 31, 2014 our Consolidated Senior Secured Leverage Ratio was 1.79:1, while the maximum ratio is 3.25:1 and our Consolidated Interest Coverage Ratio was 4.77:1, above the minimum ratio of 2.50:1.
12. Accounts Receivable Securitization
On December 15, 2014, the company completed changes to its accounts receivable securitization facility by entering into a Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”) among Manitowoc Funding, LLC (“U.S. Seller”) and Manitowoc Cayman Islands Funding Ltd. (“Cayman Seller”), as sellers, the Company, Garland Commercial Ranges Limited (“Garland”), Convotherm Elektrogeräte GmbH (“Convotherm”), Manitowoc Deutschland GmbH (“Manitowoc Deutschland”), Manitowoc Foodservice UK Limited (“Foodservice UK”), and the other persons from time to time party thereto, as servicers, and Wells Fargo Bank, N.A. (“Wells Fargo” or “Purchaser”), as purchaser and agent.  Pursuant to this amendment, (i) the commitment size of this facility increased from up to $150 million to up to $185 million; and (ii) a German subsidiary (Manitowoc Deutschland) and a United Kingdom subsidiary (Foodservice UK) were added as “originators” under the facility. The company’s cost of funds under the facility continues to use a LIBOR index rate plus a 1.25% fixed spread.

Under the Receivables Purchase Agreement (and the related Purchase and Sale Agreements referenced in the Receivables Purchase Agreement), the company’s domestic trade accounts receivable are sold to U.S. Seller which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (“Purchaser”), all of the U.S. Sellers’ right, title and interest in and to a pool of receivables to the Purchaser. Certain of the company’s non-U.S. trade accounts receivable are sold to Cayman Seller which, in turn, will sell, convey, transfer and assign to Purchaser, all of Cayman Seller’s right, title and interest in and to a pool of receivables to the Purchaser.
The Purchaser receives ownership of the pool of receivables, in each instance. New receivables are purchased by U.S. Seller or Cayman Seller, as applicable, and resold to the Purchaser as cash collections reduce previously sold investments. The Manitowoc Company, Inc., Garland, Convotherm, Manitowoc Deutschland, and Foodservice UK act as the servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they initially receive payments made by obligors on the receivables but are required to remit those payments to the Purchaser in accordance with the Receivables Purchase Agreement. The Purchaser has no recourse for uncollectible receivables. The securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the Senior Credit Facility. As of December 31, 2014, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Receivables Purchase Agreement, as amended. Based on management’s current plans and outlook, it believes the company will be able to comply with these covenants during the subsequent 12 months.
Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded at December 31, 2014 and 2013 was $50.9 million and $41.3 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.
The securitization program has a maximum capacity of $185 million and includes certain of the company’s U.S., Canadian, German, and UK Foodservice and U.S. and German Crane segment businesses.  Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $172.8 million at December 31, 2014 and $148.9 million at December 31, 2013.
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

13. Income Taxes
Earnings from continuing operations are summarized below:

(in millions)	2014	2013	2012
Earnings (loss) from continuing operations before income taxes:
Domestic	$32.6	$90.1	$94.1
Foreign	136.8	135.1	52.8
Total	$169.4	$225.2	$146.9
Income tax expense (benefit) from continuing operations is summarized as follows:

(in millions)	2014	2013	2012
Current:
Federal and state	$(12.0)	$24.1	$29.2
Foreign	26.8	25.4	17.3
Total current	$14.8	$49.5	$46.5
Deferred:
Federal and state	$4.5	$(15.2)	$(5.2)
Foreign	(10.7)	1.8	(3.3)
Total deferred	$(6.2)	$(13.4)	$(8.5)
Provision for taxes on earnings	$8.6	$36.1	$38.0
The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2014, 2013 and 2012 as follows, which excludes the impact of discontinued operations which had an effective tax rate of 6.9% for 2014:

	2014	2013	2012
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision (benefit)	(0.4)	(0.5)	0.3
Manufacturing & research incentives	(2.7)	(3.3)	(3.5)
Taxes on foreign income which differ from the U.S. statutory rate	(14.4)	(9.3)	(7.7)
Adjustments for unrecognized tax benefits	(1.4)	(5.4)	(6.7)
Adjustments for valuation allowances	26.8	(1.0)	9.2
Capital loss generation	(45.7)	—	—
Change in assertion over permanently reinvested foreign earnings	3.2	—	—
Other items	4.7	0.5	(0.7)
Effective tax rate	5.1%	16.0%	25.9%
The 2014, 2013, and 2012 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%.
In the third quarter of 2014, the company made an election with the Internal Revenue Service to treat Enodis Holdings Ltd, the company’s UK Holding Company, as a partnership for U.S. federal income tax purposes. As a result of this status change, the company realized a $25.6 million capital loss tax benefit. This transaction resulted in an effective tax rate benefit of 15.1%.
As of each reporting date, the company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. In the second quarter of 2014, management determined that it was more likely than not that deferred taxes of $9.0 million related to its China crane operations were realizable, and reduced the related valuation allowance. In the third quarter of 2014, management determined that it was more likely than not that deferred taxes of $3.6 million related to its Spanish foodservice operations were realizable, and reduced the related valuation allowance. In the fourth quarter of 2014, due to a Spanish legislative change, management determined that it was more likely than not that additional deferred taxes of $0.6 million related to its Spanish foodservice operations were realizable, and reduced the valuation allowance accordingly. In the fourth quarter of 2014, the company recorded a valuation allowance of $1.1 million on the Wisconsin net operating loss carryforwards as management determined that it was more likely than not that a portion of the losses would not be realized. The company continues to record valuation allowances on the deferred tax assets in France, Italy, Slovakia, and the UK, as it remains more likely than not that they will not be utilized.

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
No items included in Other items are individually, or when appropriately aggregated, significant.
Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

(in millions)	2014	2013
Current deferred tax assets (liabilities):
Inventories	$29.5	$32.3
Accounts receivable	(5.6)	(2.1)
Product warranty reserves	19.0	20.0
Product liability reserves	8.3	7.9
Deferred revenue, current portion	7.7	0.6
Deferred employee benefits	13.3	16.6
Other reserves and allowances	5.7	16.1
Less valuation allowance	(12.2)	(3.6)
Net deferred tax assets, current	$65.7	$87.8
Non-current deferred tax assets (liabilities):
Property, plant and equipment	$(28.2)	$(32.6)
Intangible assets	(281.8)	(296.3)
Deferred employee benefits	87.7	67.1
Product warranty reserves	5.2	4.2
Tax credits	1.0	2.3
Loss carryforwards	199.0	192.7
Deferred revenue	4.0	5.9
Other	(0.7)	(2.4)
Total non-current deferred tax liabilities	(13.8)	(59.1)
Less valuation allowance	(156.0)	(146.2)
Net deferred tax liabilities, non-current	$(169.8)	$(205.3)
The net deferred tax assets (liabilities) are reflected in the Consolidated Balance Sheets for the years ended December 31, 2014 and December 31, 2013 as follows:

(in millions)	2014	2013
Current income tax asset	$71.3	$89.9
Long-term income tax assets, included in other non-current assets	16.4	9.0
Current deferred income tax liability, included in accounts payable and accrued expenses	(5.6)	(2.1)
Long-term deferred income tax liability	(186.2)	(214.3)
Net deferred income tax liability	$(104.1)	$(117.5)
The company has not provided for additional U.S. income taxes on approximately $652.8 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At December 31, 2014, approximately $37.2 million of the company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the company has asserted are permanently reinvested. The company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the United States through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the company does not currently forecast a need for these funds in the United States because its U.S. operations and debt service are supported by the cash generated by its U.S. operations. During 2014, the company could no longer assert permanent reinvestment on one subsidiary and as a result, a liability was recorded in the amount of $5.4 million.
The company has approximately $520.9 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire at various times through 2031. The company has recognized a deferred tax asset of $19.2 million for net operating loss carryforwards generated in the state of Wisconsin.
The company has approximately $551.5 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities.  Substantially all of the foreign loss carryforwards are not subject to any time restrictions on their future use, and $495.7 million are offset by a valuation allowance.  The company also has approximately $139.1 million of U.S. capital loss carryforwards which expire in 2019 and are offset by a valuation allowance.
The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. Federal	2012 — 2014
Wisconsin	2009 — 2014
China	2007 — 2014
France	2013 — 2014
Germany	2006 — 2014
The company was under examination by the Internal Revenue Service for the calendar years 2007 through 2011.  The examination of the company’s 2007 through 2009 U.S. tax returns was closed during the third quarter of 2014 as the Joint Committee on Taxation concurred with the previously reached tentative resolution of the Appeals division, which was in the company’s favor.  The 2010 and 2011 U.S. tax return examination was closed in the fourth quarter of 2014.  The adjustments did not have a material impact on the financial statements.  There have been no significant developments with respect to the company’s ongoing tax audits in other jurisdictions.

The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of December 31, 2014, the company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
During the years ended December 31, 2014, 2013 and 2012, the company recorded a change to gross unrecognized tax benefits including interest and penalties of $(9.8) million, $(20.7) million, and $(10.4) million, respectively. The effective tax rate in 2014, 2013, and 2012 was favorably impacted by the release of reserves of $8.3 million, $9.4 million and $11.6 million, respectively, resulting from favorable audit outcomes, and other settlements.
During the years ended December 31, 2014, 2013 and 2012, the company recognized in the consolidated statements of operations $(5.2) million, $(9.3) million, and $(1.4) million, respectively, for interest and penalties related to uncertain tax liabilities, which the company recognizes as a part of income tax expense.  As of December 31, 2014 and 2013, the company has accrued interest and penalties of $5.6 million and $12.8 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows:

(in millions)	2014	2013	2012
Balance at beginning of year	$35.9	$47.3	$56.3
Additions based on tax positions related to the current year	15.5	2.0	1.8
Additions for tax positions of prior years	0.1	3.7	3.6
Reductions for tax positions of prior years	(2.7)	(8.1)	(11.9)
Reductions based on settlements with taxing authorities	(7.3)	(3.6)	(1.1)
Reductions for lapse of statute	(8.2)	(5.4)	(1.4)
Balance at end of year	$33.3	$35.9	$47.3
Substantially all of the company’s unrecognized tax benefits as of December 31, 2014, 2013 and 2012, if recognized, would affect the effective tax rate.
During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $3.7 million, either because the company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.
14. Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	2014	2013	2012
Basic weighted average common shares outstanding	134,934,892	132,894,179	131,447,895
Effect of dilutive securities - stock awards	2,416,417	2,436,014	1,869,155
Diluted weighted average common shares outstanding	137,351,309	135,330,193	133,317,050

For the years ended December 31, 2014, 2013, and 2012, 1.2 million, 2.3 million, and 3.4 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.
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
The amount and timing of the annual dividend are determined by the Board of Directors at its regular meetings each year subject to limitations within the company’s Prior and New Senior Credit Facility.  In each of the years ended December 31,

2014, December 31, 2013 and December 31, 2012, the company paid an annual dividend of $0.08 per share in the fourth quarter.
Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of December 31, 2014, the company had purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2014, 2013, or 2012.
The components of accumulated other comprehensive income (loss) as of December 31, 2014 and 2013 are as follows:

(in millions)	2014	2013
Foreign currency translation	$(29.2)	$54.8
Derivative instrument fair market value, net of income taxes of $(3.2) and $0.6	(6.3)	1.0
Employee pension and postretirement benefit adjustments, net of income taxes of $(40.1) and $(26.8)	(95.0)	(62.7)
	$(130.5)	$(6.9)
A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the year ended December 31, 2013 and December 31, 2014 is as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2012	$0.6	$(80.3)	$50.3	$(29.4)
Other comprehensive loss before reclassifications	$1.3	$13.5	$4.5	$19.3
Amounts reclassified from accumulated other comprehensive income	(0.9)	4.1	—	3.2
Net current period other comprehensive income	0.4	17.6	4.5	22.5
Balance at December 31, 2013	$1.0	$(62.7)	$54.8	$(6.9)
Other comprehensive loss before reclassifications	(9.9)	(35.4)	(84.0)	(129.3)
Amounts reclassified from accumulated other comprehensive income	2.6	3.1	—	5.7
Net current period other comprehensive loss	(7.3)	(32.3)	(84.0)	(123.6)
Balance at December 31, 2014	$(6.3)	$(95.0)	$(29.2)	$(130.5)

A reconciliation for the reclassifications out of accumulated other comprehensive income, net of tax, for the year ended December 31, 2014 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(2.2)		Cost of sales
Commodity contracts	(0.1)		Cost of sales
Interest rate swap contracts: Float-to-fixed	(1.8)		Interest expense
	(4.1)		Total before tax
	1.5		Tax expense
	$(2.6)		Net of tax
Amortization of pension and postretirement items
Amortization of prior service cost	0.2	(a)
Actuarial losses	(4.3)	(a)
	(4.1)		Total before tax
	1.0		Tax benefit
	$(3.1)		Net of Tax

Total reclassifications for the period	$(5.7)		Net of Tax

(a) These other comprehensive income components are included in the computation of net periodic pension cost (see Note 20, “Employee Benefit Plans,” for further details).
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

(a) These other comprehensive income components are included in the computation of net periodic pension cost (see Note 20, “Employee Benefit Plans,” for further details).
16. Stock-Based Compensation

The company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013 and replaced the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”) and 2004 Non-Employee Director Stock and Awards Plan (the “2004 Stock Plan”). The 2013 Omnibus Plan also replaced the company’s Short-Term Incentive Plan (the “STIP”) as of December 31, 2013. The 2003 Stock Plan, the 2004 Stock Plan and the STIP are referred to as the “Prior Plans.” No new awards may be granted under the Prior Plans after the respective termination dates, but the Prior Plans continue to govern awards outstanding; outstanding awards will continue in force and effect until vested, exercised or forfeited pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. The total number of shares of the company’s common stock originally available for awards under the 2013 Omnibus Plan is 8.0 million shares and is subject to adjustments for stock splits, stock dividends and certain other transactions or events in the future.
The 2003 Stock Plan provided for both short-term and long-term incentive awards for employees. Options granted under the plan prior to 2011 became exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  Option grants to employees beginning in 2011 became exercisable in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date.  Restrictions on restricted stock awarded under this plan lapse 100% on the third anniversary of the grant date.  Performance shares granted under the 2013 Omnibus Plan and the 2003 Stock Plan are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year.  An explanation of the performance goals and the applicable performance period for the 2014, 2013 and 2012 awards is set forth below.  There have been no awards of stock appreciation rights or performance units under the 2003 Stock Plan.
The 2004 Stock Plan provided for the granting of stock options to non-employee members of the Board of Directors. No new awards may be made under the 2004 Stock Plan.  Stock options awarded under the plan were granted at an exercise price equal to the market price of the common stock at the date of grant and vest immediately and expire ten years subsequent to the grant date.  Restrictions on restricted stock awarded to date under the plan lapse on the third anniversary of the award date.
The company recognizes expense for all stock-based compensation on a straight-line basis over the vesting period of the entire award.
Total stock-based compensation expense before tax was $12.6 million, $14.9 million and $16.4 million during 2014, 2013, and 2012, respectively.
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
The company granted options to acquire 0.3 million, 0.4 million and 0.7 million shares of common stock during 2014, 2013, and 2012, respectively. Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The company recognized $5.7 million ($3.6 million after taxes), $6.3 million ($4.0 million after taxes) and $6.7 million ($4.2 million after taxes) of compensation expense associated with stock options during 2014, 2013, and 2012, respectively.

A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price per share):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of January 1, 2013	7.4	$15.27
Granted	0.4	18.14
Exercised	(0.6)	8.35
Cancelled	(0.2)	16.66
Options outstanding as of December 31, 2013	7.0	$16.00
Granted	0.3	29.08
Exercised	(1.7)	10.92
Cancelled	—	27.07
Options outstanding as of December 31, 2014	5.6	$18.23	$36.3
Options exercisable as of:
December 31, 2014	4.2	$17.86	$29.8
The outstanding stock options at December 31, 2014 have a range of exercise prices from $4.41 to $47.84 per share.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2014 (in millions, except range of exercise price per share, weighted average remaining contractual life and weighted average exercise price):

	Outstanding	Weighted Average Remaining Contractual	Weighted Average	Exercisable	Weighted Average
Range of Exercise Price per Share	Options	Life (Years)	Exercise Price	Options	Exercise Price
$4.41 - $9.59	0.7	4.0	$4.41	0.7	$4.41
$9.60 - $10.21	0.2	0.3	10.13	0.2	10.13
$10.22 - $18.13	1.7	5.4	12.90	1.2	12.44
$18.14 - $26.09	1.2	6.0	19.17	0.8	19.38
$26.10- $29.06	0.5	1.3	26.11	0.5	26.11
$29.07 - $30.46	0.8	5.2	29.32	0.4	29.52
$30.47 - $36.03	0.1	9.2	30.47	—	—
$36.04 - $47.84	0.4	2.9	38.88	0.4	38.88
	5.6	4.6	$18.23	4.2	$17.86
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
As of December 31, 2014, the company has $5.7 million of unrecognized compensation expense before tax related to stock options, which will be recognized over a weighted average period of 2.4 years.
The weighted average fair value of options granted per share during the years ended December 31, 2014, 2013, and 2012 was $14.84, $9.00, and $7.97, respectively.  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2014	2013	2012
Expected Life (years)	6.0	6.0	6.0
Risk-free Interest rate	1.9%	1.1%	1.1%
Expected volatility	55.0%	56.0%	55.0%
Expected dividend yield	0.4%	0.6%	0.6%

For the years ended December 31, 2014, 2013, and 2012 the total intrinsic value of stock options exercised was $28.5 million, $6.9 million, and $4.9 million, respectively.
Restricted Stock Awards
The company granted restricted stock of 0.0 million, 0.1 million and 0.2 million of common stock during 2014, 2013, and 2012, respectively. Restricted stock award expense is based on the fair value of the company’s shares as of the grant date. The company recognized $1.0 million ($0.6 million after taxes), $2.8 million ($1.8 million after taxes), and $4.5 million ($2.8 million after taxes) of compensation expense associated with restricted stock for the years ended December 31, 2014, 2013, and 2012, respectively. The restrictions on all shares of restricted stock expire on the third anniversary of the applicable grant date.
A summary of activity for restricted stock awards for the year ended December 31, 2014 is as follows (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2014	0.5	$18.25
Granted	—	—
Vested	(0.3)	19.58
Cancelled	—	17.21
Unvested as of December 31, 2014	0.2	$16.58
As of December 31, 2014, the company has $0.3 million of unrecognized compensation expense before tax related to restricted stock, which will be recognized over a weighted average period of 0.8 years.
Restricted Stock Units
The company granted restricted stock units of 0.4 million, 0.5 million and 0.3 million in 2014, 2013, and 2012, respectively.  The restricted stock units are earned either based on service over the vesting period, or based on service over the vesting period and on the extent to which performance goals are met over the applicable performance period (“performance shares”).  The performance goals and the applicable performance period vary for each grant year. The company recognized $5.9 million ($3.8 million after taxes), $5.8 million ($3.6 million after taxes) and $5.2 million ($3.3 million after taxes) of compensation expense associated with restricted stock units during 2014, 2013 and 2012, respectively.
The restricted stock units granted to employees in 2014 vest on the third anniversary of the grant date. The restricted stock units granted to directors in 2014 vest on the second anniversary of the grant date. The performance shares granted in 2014 are earned based on the extent to which performance goals are met by the company over a three-year period from January 1, 2014 to December 31, 2016. The performance goals for the performance shares granted in 2014 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on EVA® improvement over the three-year period. Depending on the foregoing factors, the number of shares awarded could range from zero to 0.5 million for the 2014 performance share grants. For these awards, the expense is based on the fair value of the company's shares as of the grant date for the EVA® improvement criteria and a Monte Carlo model for the total shareholder return criteria.
The performance shares granted in 2013 are earned based on the extent to which performance goals are met by the company over a three-year period from January 1, 2013 to December 31, 2015. The performance goals for the performance shares granted in 2013 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on debt reduction over the three-year period. Depending on the foregoing factors, the number of shares awarded could range from zero to 0.8 million for the 2013 performance share grants. For these awards, the expense is based on the fair value of the company's shares as of the grant date for the debt reduction criteria and a Monte Carlo model for the total shareholder return criteria.
The performance shares granted in 2012 were earned based on the extent to which performance goals were met by the company over a three-year period from January 1, 2012 to December 31, 2014.  The performance goals for the performance shares granted in 2012 were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on improvement in the company’s total leverage ratio over the three-year period.  Depending on the foregoing factors, the number of shares awarded could have ranged from zero to 0.7 million for the 2012 performance share grants. Based on the performance criteria a total of 0.2 million shares will be awarded. For these awards, the expense is based on the fair value of the company's shares as of the grant date for the total leverage ratio criteria and a Monte Carlo model for the total shareholder return criteria.
A summary of activity for restricted stock units for the year ended December 31, 2014 is as follows (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2014	0.7	$18.41
Granted	0.4	34.57
Vested*	(0.3)	17.79
Cancelled	—	21.92
Unvested as of December 31, 2014	0.8	$27.09
* Under the terms of the 2012 performance share award, the actual number of shares awarded could have ranged from zero to 0.7 million, depending on the company’s three-year performance as described above. Based on the performance criteria a total of 0.2 million shares will be awarded.
As of December 31, 2014, the company has $8.5 million of unrecognized compensation expense before tax related to restricted stock units which will be recognized over a weighted average period of 1.7 years.
17. Contingencies and Significant Estimates
As of December 31, 2014, the company held reserves for environmental matters related to Enodis locations of approximately $0.7 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.
As of December 31, 2014, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last ten years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2014, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013 were $24.6 million and $25.0 million, respectively; $4.0 million and $5.7 million, respectively, was reserved specifically for actual cases, and $20.6 million and $19.3 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
At December 31, 2014 and December 31, 2013, the company had reserved $92.2 million and $99.0 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation. See Note 18, “Guarantees,” for further information.

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
18. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at December 31, 2014 and December 31, 2013, was $59.5 million and $62.6 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2014 and December 31, 2013, was $58.9 million and $66.8 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2018.
During the years ended December 31, 2014 and 2013, the company sold $17.0 million and $31.2 million, respectively, of its long-term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2014 and 2013 customers have paid $17.3 million and $24.6 million, respectively, of the notes to the third party financing companies.  As of December 31, 2014 and 2013, the outstanding balance of the notes receivables guaranteed by the company was $34.0 million and $34.3 million, respectively.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the years ended December 31, 2014 and 2013:

(in millions)	2014	2013
Balance at beginning of period	$99.0	$101.2
Accruals for warranties issued during the period	59.8	58.6
Acquisition	—	0.2
Settlements made (in cash or in kind) during the period	(63.4)	(61.7)
Currency translation	(3.2)	0.7
Balance at end of period	$92.2	$99.0
19. Restructuring

During the fourth quarter of 2014, the company committed to a restructuring plan to reduce the cost structure of its Crane operations through site closings, consolidations, and reductions in workforce across the globe. This is further to a restructuring plan committed to in 2012 to reduce the cost structure primarily in the French crane facilities. These restructuring plans are designed to better align the company’s resources given global economic conditions.
The following is a rollforward of all restructuring activities relating to the Crane segment for the twelve-month period ended December 31, 2014 (in millions):

Restructuring Reserve Balance as of December 31, 2013	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of December 31, 2014
$4.3	$6.6	$(6.2)	$4.7
In conjunction with the acquisition of Enodis in October 2008, certain restructuring activities were undertaken to recognize cost synergies and rationalize the new cost structure of the Foodservice segment. The company recorded additional amounts in 2014 primarily related to employee termination benefits due to the movement of certain Ice manufacturing activities from Manitowoc, Wisconsin, to Monterrey, Mexico.
The following is a rollforward of all restructuring activities relating to the Foodservice segment for the twelve-month period ended December 31, 2014 (in millions):

Restructuring Reserve Balance as of December 31, 2013	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of December 31, 2014
$16.3	$2.4	$(3.1)	$15.6
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
The company’s executives are not eligible to participate in the Manitowoc Retirement Savings Plan.  Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $6.1 million, $6.2 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Program A is accounted for as a plan that does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $1.4 million at December 31, 2014 and $2.2 million at December 31, 2013. These amounts are offset in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.
Program B is accounted for as a plan that permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, which are included in other non-current assets, and obligation, which are included in other non-current liabilities, were both $16.5 million at December 31, 2014 and $15.4 million at December 31, 2013.  There was no net impact on the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012.
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

The components of period benefit costs for the years ended December 31, 2014, 2013 and 2012 are as follows:

	US Pension Plans			Non-US Pension Plans			Postretirement Health and Other
(in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost - benefits earned during the year	$—	$—	$—	$2.4	$2.4	$2.2	$0.4	$0.6	$0.8
Interest cost of projected benefit obligation	10.3	9.6	10.2	11.3	9.8	10.2	2.1	2.0	2.8
Expected return on assets	(9.5)	(10.2)	(10.2)	(9.4)	(7.4)	(8.2)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	(0.3)	(0.1)	—
Amortization of actuarial net loss (gain)	2.9	3.5	2.9	1.5	1.9	0.8	(0.1)	—	0.4
Curtailment gain recognized	—	—	—	—	—	—	—	(0.8)	—
Settlement gain recognized	—	—	—	—	—	(1.6)	—	—	—
Net periodic benefit cost	$3.7	$2.9	$2.9	$5.9	$6.8	$3.5	$2.1	$1.7	$4.0
Weighted average assumptions:
Discount rate	4.9%	4.1%	4.6%	4.3%	4.0%	4.7%	4.5%	3.5%	4.6%
Expected return on plan assets	6.0%	5.8%	6.0%	4.5%	3.9%	4.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	4.3%	3.8%	3.7%	1.5%	3.0%	3.0%

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

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2014 and 2013:

	US Pension Plans		Non-US Pension Plans		Postretirement Health and Other
(in millions)	2014	2013	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation, beginning of year	$213.7	$241.4	$263.2	$255.0	$48.5	$57.5
Service cost	—	—	2.4	2.4	0.4	0.6
Interest cost	10.3	9.6	11.3	9.8	2.1	2.0
Participant contributions	—	—	0.1	0.1	2.3	2.6
Medicare subsidies received	—	—	—	—	0.4	0.4
Plan curtailments	—	—	—	—	—	(0.7)
Plan settlements	1.7	—	—	(0.1)	—	—
Plan amendments	—	—	—	—	—	(0.4)
Net transfer out	—	—	(0.3)	(0.3)	—	—
Actuarial (gain) loss	30.2	(19.4)	32.9	3.9	10.3	(7.2)
Currency translation adjustment	—	—	(17.4)	4.6	(0.1)	(0.2)
Benefits paid	(20.0)	(17.9)	(12.7)	(12.2)	(6.9)	(6.1)
Benefit obligation, end of year	$235.9	$213.7	$279.5	$263.2	$57.0	$48.5
Change in Plan Assets
Fair value of plan assets, beginning of year	$162.6	$180.6	$211.1	$199.5	$—	$—
Actual return on plan assets	16.1	(1.3)	22.4	16.5	—	—
Employer contributions	1.3	1.2	4.8	4.2	4.2	3.1
Participant contributions	—	—	0.1	0.1	2.3	2.6
Medicare subsidies received	—	—	—	—	0.4	0.4
Plan settlements	—	—	—	(0.1)	—	—
Currency translation adjustment	—	—	(11.7)	3.5	—	—
Net transfer out	—	—	—	(0.4)	—	—
Benefits paid	(20.0)	(17.9)	(12.7)	(12.2)	(6.9)	(6.1)
Fair value of plan assets, end of year	160.0	162.6	214.0	211.1	—	—
Funded status	$(75.9)	$(51.1)	$(65.5)	$(52.1)	$(57.0)	$(48.5)
Amounts recognized in the Consolidated Balance sheet at December 31
Pension asset	$—	$—	$—	$0.3	$—	$—
Pension obligation	(75.9)	(51.1)	(65.5)	(52.4)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(57.0)	(48.5)
Net amount recognized	$(75.9)	$(51.1)	$(65.5)	$(52.1)	$(57.0)	$(48.5)
Weighted-Average Assumptions
Discount rate	4.1%	4.9%	3.3%	4.3%	3.7%	4.5%
Expected return on plan assets	6.0%	5.8%	4.5%	3.9%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.9%	4.3%	1.5%	1.5%

Amounts recognized in accumulated other comprehensive income as of December 31, 2014 and 2013, consist of the following:

	Pensions		Postretirement Health and Other
(in millions)	2014	2013	2014	2013
Net actuarial gain (loss)	$(128.5)	$(93.4)	$(5.8)	$4.6
Prior service credit	(0.8)	(1.0)	—	0.3
Total amount recognized	$(129.3)	$(94.4)	$(5.8)	$4.9
The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $7.5 million for the pension plan and expense of $0.1 million for the postretirement health and other plans.
For measurement purposes, a 6.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014.  The rate was assumed to decrease gradually to 4.5% for 2027 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The following table summarizes the sensitivity of our December 31, 2014 retirement obligations and 2015 retirement benefit costs of our plans to changes in the key assumptions used to determine those results (in millions):

Change in assumption:	Estimated increase (decrease) in 2015 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2014	Estimated increase (decrease) in 2015 Other Postretirement Benefit costs	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2014
0.50% increase in discount rate	$(1.5)	$(31.7)	$—	$(2.5)
0.50% decrease in discount rate	2.2	37.5	0.2	2.7
0.50% increase in long-term return on assets	(1.8)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	1.8	N/A	N/A	N/A
1% increase in medical trend rates	N/A	N/A	0.9	5.0
1% decrease in medical trend rates	N/A	N/A	(0.4)	(4.4)
It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.
The weighted-average asset allocations of the U.S. pension plans at December 31, 2014 and 2013, by asset category are as follows:

	2014	2013
Equity	24.5%	26.1%
Fixed income	74.9%	73.4%
Other	0.6%	0.5%
	100.0%	100.0%

The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2014 and 2013, by asset category are as follows:

	2014	2013
Equity	25.0%	20.2%
Fixed income	19.6%	23.8%
Other	55.4%	56.0%
	100.0%	100.0%
The Board of Directors has established the Retirement Plan Committee (the “Committee”) to manage the operations and administration of all benefit plans and related trusts.  The Committee is committed to diversification to reduce the risk of large losses.  On a quarterly basis, the Committee reviews progress toward achieving the pension plans’ and individual managers’ performance objectives.
Investment Strategy The overall objective of the company's pension assets is to earn a rate of return over time to satisfy the benefit obligations of the pension plans and to maintain sufficient liquidity to pay benefits and address other cash requirements of the pension fund. Specific investment objectives for our long-term investment strategy include reducing the volatility of pension assets relative to pension liabilities, achieving a competitive, total investment return, achieving diversification between and within asset classes and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified.
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
The actual allocations for the pension assets at December 31, 2014, and target allocations by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity Securities	25%	0 - 25%	24.5%	25.0%
Debt Securities	75%	0 - 100%	74.9%	19.6%
Other	—%	0 - 100%	0.6%	55.4%
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
Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2014 and 2013.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2014
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$1.7	$—	$—	$1.7
Insurance group annuity contracts	—	—	117.7	117.7
Common/collective trust funds — Government debt	—	—	—	—
Common/collective trust funds — Corporate and other non-government debt	—	47.5	—	47.5
Common/collective trust funds — Government, corporate and other non-government debt	—	109.9	—	109.9
Common/collective trust funds — Corporate equity	—	92.9	—	92.9
Common/collective trust funds — Customized strategy	—	4.3	—	4.3
Total	$1.7	$254.6	$117.7	$374.0

	December 31, 2013
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$1.7	$—	$—	$1.7
Insurance group annuity contracts	—	—	118.3	118.3
Common/collective trust funds — Government debt	—	3.0	—	3.0
Common/collective trust funds — Corporate and other non-government debt	—	49.6	—	49.6
Common/collective trust funds — Government, corporate and other non-government debt	—	111.6	—	111.6
Common/collective trust funds — Corporate equity	—	84.3	—	84.3
Common/collective trust funds — Customized strategy	—	5.2	—	5.2
Total	$1.7	$253.7	$118.3	$373.7
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

A reconciliation of the fair values measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
(in millions)	2014	2013
Beginning Balance	$118.3	$111.1
Actual return on assets	12.7	12.1
Benefit payments	(7.1)	(6.8)
Foreign currency impact	(6.2)	1.9
Ending Balance	$117.7	$118.3
The expected 2015 contributions for the U.S. pension plans are as follows: the minimum contribution for 2015 is $1.4 million; and no planned discretionary or non-cash contributions.  The expected 2015 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2015 is $4.7 million; and no planned discretionary or non-cash contributions.  Expected company paid claims for the postretirement health and life insurance plans are $4.4 million for 2015.  Projected benefit payments from the plans as of December 31, 2014 are estimated as follows:

(in millions)	U.S Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other
2015	$12.3	$12.7	$4.4
2016	12.8	13.2	4.5
2017	13.2	14.3	4.6
2018	13.7	14.7	4.9
2019	14.1	15.5	4.9
2020 — 2024	73.4	89.1	21.4
The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2014 and 2013 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
(in millions)	2014	2013	2014	2013
Projected benefit obligation	$235.9	$213.7	$274.8	$259.4
Accumulated benefit obligation	235.9	213.7	269.9	254.2
Fair value of plan assets	160.0	162.6	210.1	206.9
The accumulated benefit obligation for all U.S. pension plans as of December 31, 2014 and 2013 was $235.9 million and $213.7 million, respectively.  The accumulated benefit obligation for all non-U.S. pension plans as of December 31, 2014 and 2013 was $272.9 million and $256.7 million, respectively.
The measurement date for all plans is December 31, 2014.
The company also maintains a target benefit plan for certain executive officers of the company.  Expenses related to the plan in the amount of $2.4 million, $2.9 million and $3.3 million were recorded in 2014, 2013, and 2012, respectively.  Amounts accrued as of December 31, 2014 and 2013 related to this plan were $25.7 million and $24.8 million, respectively.
The company, through its Lincoln Foodservice operation, participated in a multiemployer defined benefit pension plan under a collective bargaining agreement that covered certain of its union-represented employees. In 2013, with the finalization of the reorganization and plant restructuring that affected the Lincoln Foodservice operation, the company was deemed to have effectively withdrawn its participation in the multiemployer defined benefit pension plan in 2013.  This withdrawal obligation was previously recognized in our financial statements as part of the restructuring activities that were undertaken in connection with the 2008 acquisition of Enodis.  The present value of the obligation is part of the restructuring accrual in our balance sheet.  The withdrawal obligation ($14.2 million as of December 31, 2014) is payable in 48 quarterly installments of $0.5 million through April 2025.

The contributions by the company to the multiemployer plan for the years ended December 31, 2014, 2013 and 2012 are as follows:

(in millions)			Contributions by Manitowoc
Pension Fund	EIN / Pension Plan Number		2014	2013	2012
Sheet Metal Workers’ National Pension Fund	52-6112463 / 001		$—	$0.3	$0.9
		Total Contributions	$—	$0.3	$0.9
21. Leases
The company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $34.8 million, $34.3 million and $38.1 million in 2014, 2013 and 2012, respectively.
Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2014, are payable as follows:

(in millions)
2015	$42.4
2016	33.5
2017	23.3
2018	17.0
2019	14.9
Thereafter	23.3
Total	$154.4
22. Business Segments
The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.
The Crane business is a global provider of engineered lift solutions which designs, manufactures and markets a comprehensive line of lattice-boom crawler cranes, mobile telescopic cranes, tower cranes and boom trucks.  The Crane products are used in a wide variety of applications, including energy, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, and commercial and high-rise residential construction. Our crane-related product support services are principally marketed under the Manitowoc Crane Care brand name and include maintenance and repair services and parts supply.
The Foodservice equipment business designs, manufactures and sells refrigeration, ice-making, cooking, holding, food-preparation, and beverage-dispensing equipment.  Our suite of products is used by commercial and institutional foodservice operators such as full service restaurants, QSR chains, hotels, industrial caterers, supermarkets, convenience stores, hospitals, schools and other institutions.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, stock-based compensation expense, amortization expense of intangible assets with definite lives, goodwill impairment, intangible asset impairment, asset impairment expense, restructuring expense, and other non-operating expenses.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2014, 2013 and 2012 is as follows:

(in millions)	2014	2013	2012
Net sales from continuing operations:
Crane	$2,305.2	$2,506.3	$2,427.1
Foodservice	1,581.3	1,541.8	1,486.2
Total	$3,886.5	$4,048.1	$3,913.3
Operating earnings (loss) from continuing operations:
Crane	$163.9	$218.8	$170.5
Foodservice	234.0	250.3	238.6
Corporate	(53.4)	(64.9)	(63.7)
Asset impairment expense	(1.1)	—	—
Amortization expense	(35.1)	(35.3)	(36.5)
Restructuring expense	(9.0)	(4.8)	(9.5)
Other (expense) income	(0.5)	0.3	(2.5)
Operating earnings from continuing operations	$298.8	$364.4	$296.9
Other income (expense):
Interest expense	$(94.0)	$(128.4)	$(135.6)
Amortization of deferred financing fees	(4.4)	(7.0)	(8.2)
Loss on debt extinguishment	(25.5)	(3.0)	(6.3)
Other (expense) income - net	(5.5)	(0.8)	0.1
Earnings from continuing operations before taxes on earnings	$169.4	$225.2	$146.9

Capital expenditures:
Crane	$57.3	$69.3	$52.7
Foodservice	25.3	33.6	17.4
Corporate	2.2	7.8	2.8
Total	$84.8	$110.7	$72.9
Total depreciation:
Crane	$45.7	$46.9	$43.5
Foodservice	21.2	20.1	22.3
Corporate	1.5	1.5	2.3
Total	$68.4	$68.5	$68.1
Total assets:
Crane	$1,742.3	$1,900.4	$1,903.3
Foodservice	1,902.0	1,904.3	1,956.8
Corporate	172.3	171.9	197.2
Total	$3,816.6	$3,976.6	$4,057.3

Net sales are attributed to geographic regions based on location of customer. Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
(in millions)	2014	2013	2012	2014	2013
United States	$1,977.4	$1,978.0	$1,833.0	$1,880.8	$1,888.4
Other North America	238.3	292.1	278.2	12.4	13.6
Europe	821.2	937.6	788.0	478.9	530.0
Asia	377.6	364.5	354.0	189.7	203.0
Middle East	223.2	174.2	161.6	1.5	1.6
Central and South America	106.9	166.9	243.0	30.0	36.0
Africa	56.7	30.0	110.8	—	—
South Pacific and Caribbean	13.3	12.6	10.6	4.0	4.1
Australia	71.9	92.2	134.1	3.0	4.7
Total	$3,886.5	$4,048.1	$3,913.3	$2,600.3	$2,681.4
Net sales from continuing operations and long-lived asset information for Europe primarily relate to France, Germany and the United Kingdom.
23. Subsidiary Guarantors of Senior Notes due 2020 and Senior Notes due 2022
The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2020 and the Senior Notes due 2022 which include substantially all of the domestic, 100% owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the Parent, which do not guarantee the Senior Notes due 2020 and the Senior Notes due 2022 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,424.5	$2,076.1	$(614.1)	$3,886.5
Costs and expenses:
Cost of sales	—	1,889.9	1,624.6	(614.1)	2,900.4
Engineering, selling and administrative expenses	49.8	287.4	304.4	—	641.6
Asset impairment expense	—	1.1	—	—	1.1
Amortization expense	—	29.6	5.5	—	35.1
Restructuring expense	—	3.0	6.0	—	9.0
Other expense	—	0.3	0.2	—	0.5
Equity in (earnings) loss of subsidiaries	(165.6)	(73.5)	—	239.1	—
Total costs and expenses	(115.8)	2,137.8	1,940.7	(375.0)	3,587.7
Operating earnings (loss) from continuing operations	115.8	286.7	135.4	(239.1)	298.8
Other (expense) income :
Interest expense	(83.8)	(1.9)	(8.3)	—	(94.0)
Amortization of deferred financing fees	(4.4)	—	—	—	(4.4)
Loss on debt extinguishment	(25.5)	—	—	—	(25.5)
Management fee income (expense)	62.4	(72.6)	10.2	—	—
Other income (expense) - net	16.5	59.2	(0.5)	(80.7)	(5.5)
Total other (expense) income	(34.8)	(15.3)	1.4	(80.7)	(129.4)
Earnings (loss) from continuing operations before taxes on earnings	81.0	271.4	136.8	(319.8)	169.4
(Benefit) provision for taxes on earnings	(63.5)	45.3	26.8	—	8.6
Earnings (loss) from continuing operations	144.5	226.1	110.0	(319.8)	160.8
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.5)	(0.9)	—	(1.4)
Loss on sale of discontinued operations, net of income taxes	—	—	(11.0)	—	(11.0)
Net earnings (loss)	144.5	225.6	98.1	(319.8)	148.4
Less: Net earnings attributable to noncontrolling interest	—	—	3.9	—	3.9
Net earnings (loss) attributable to Manitowoc	$144.5	$225.6	$94.2	$(319.8)	$144.5

Comprehensive income (loss) attributable to Manitowoc	$20.9	$217.8	$86.0	$(303.8)	$20.9

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,631.3	$2,097.1	$(680.3)	$4,048.1
Costs and expenses:
Cost of sales	—	2,038.1	1,668.5	(680.3)	3,026.3
Engineering, selling and administrative expenses	61.4	259.5	296.7	—	617.6
Amortization expense	—	29.6	5.7	—	35.3
Restructuring expense	—	0.7	4.1	—	4.8
Other expense (income)	—	0.5	(0.8)	—	(0.3)
Equity in (earnings) loss of subsidiaries	(199.6)	(32.5)	—	232.1	—
Total costs and expenses	(138.2)	2,295.9	1,974.2	(448.2)	3,683.7
Operating earnings (loss) from continuing operations	138.2	335.4	122.9	(232.1)	364.4
Other (expense) income:
Interest expense	(118.8)	(1.0)	(8.6)	—	(128.4)
Amortization of deferred financing fees	(7.0)	—	—	—	(7.0)
Loss on debt extinguishment	(3.0)	—	—	—	(3.0)
Management fee income (expense)	59.6	(77.1)	17.5	—	—
Other (expense) income - net	(3.6)	(32.6)	35.4	—	(0.8)
Total other (expense) income	(72.8)	(110.7)	44.3	—	(139.2)
Earnings (loss) from continuing operations before taxes on earnings	65.4	224.7	167.2	(232.1)	225.2
(Benefit) provision for taxes on earnings	(76.4)	69.3	43.2	—	36.1
Earnings (loss) from continuing operations	141.8	155.4	124.0	(232.1)	189.1
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(2.3)	(16.5)	—	(18.8)
Loss on sale of discontinued operations, net of income taxes	—	—	(2.7)	—	(2.7)
Net earnings (loss)	141.8	153.1	104.8	(232.1)	167.6
Less: Net earnings attributable to noncontrolling interest	—	—	25.8	—	25.8
Net earnings (loss) attributable to Manitowoc	$141.8	$153.1	$79.0	$(232.1)	$141.8

Comprehensive income (loss) attributable to Manitowoc	$164.3	$154.1	$62.9	$(217.0)	$164.3

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,616.4	$1,959.0	$(662.1)	$3,913.3
Costs and expenses:
Cost of sales	—	2,022.3	1,610.1	(662.1)	2,970.3
Engineering, selling and administrative expenses	61.2	247.6	288.8	—	597.6
Amortization expense	—	29.9	6.6	—	36.5
Restructuring expense	—	0.7	8.8	—	9.5
Other expense	—	2.5	—	—	2.5
Equity in (earnings) loss of subsidiaries	(167.2)	(36.0)	—	203.2	—
Total costs and expenses	(106.0)	2,267.0	1,914.3	(458.9)	3,616.4
Operating earnings (loss) from continuing operations	106.0	349.4	44.7	(203.2)	296.9
Other (expense) income:
Interest expense	(122.9)	(2.1)	(10.6)	—	(135.6)
Amortization of deferred financing fees	(8.2)	—	—	—	(8.2)
Loss on debt extinguishment	(6.3)	—	—	—	(6.3)
Management fee income (expense)	60.1	(77.8)	17.7	—	—
Other income (expense) - net	16.5	(45.9)	29.5	—	0.1
Total other (expense) income	(60.8)	(125.8)	36.6	—	(150.0)
Earnings (loss) from continuing operations before taxes on earnings	45.2	223.6	81.3	(203.2)	146.9
(Benefit) provision for taxes on earnings	(56.5)	69.2	25.3	—	38.0
Earnings (loss) from continuing operations	101.7	154.4	56.0	(203.2)	108.9
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.9)	(15.4)	—	(16.3)
Net earnings (loss)	101.7	153.5	40.6	(203.2)	92.6
Less: Net loss attributable to noncontrolling interest	—	—	(9.1)	—	(9.1)
Net earnings (loss) attributable to Manitowoc	$101.7	$153.5	$49.7	$(203.2)	$101.7

Comprehensive income (loss) attributable to Manitowoc	$97.1	$153.7	$51.9	$(205.6)	$97.1

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.6	$3.3	$63.1	$—	$68.0
Restricted cash	2.8	—	20.9	—	23.7
Accounts receivable — net	0.1	—	233.6	(6.3)	227.4
Intercompany short term note receivable	—	—	201.7	(201.7)	—
Intercompany interest receivable	41.5	3.2	—	(44.7)	—
Inventories — net	—	306.3	338.2	—	644.5
Deferred income taxes	67.1	—	4.2	—	71.3
Other current assets	3.6	6.7	140.9	—	151.2
Current assets of discontinued operation	—	—	—	—	—
Total current assets	116.7	319.5	1,002.6	(252.7)	1,186.1
Property, plant and equipment — net	7.7	325.8	257.5	—	591.0
Goodwill	—	960.5	237.6	—	1,198.1
Other intangible assets — net	—	561.6	153.1	—	714.7
Intercompany long-term notes receivable	892.5	195.3	851.3	(1,939.1)	—
Intercompany accounts receivable	—	1,619.7	796.8	(2,416.5)	—
Other non-current assets	66.7	3.1	56.9	—	126.7
Long-term assets of discontinued operation	—	—	—	—	—
Investment in affiliates	4,423.6	3,629.4	—	(8,053.0)	—
Total assets	$5,507.2	$7,614.9	$3,355.8	$(12,661.3)	$3,816.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$27.1	$420.8	$365.8	$(6.3)	$807.4
Short-term borrowings and current portion of long-term debt	24.1	2.8	53.4	—	80.3
Intercompany short term note payable	201.7	—	—	(201.7)	—
Intercompany interest payable	3.2	—	41.5	(44.7)	—
Product warranties	—	45.2	32.5	—	77.7
Customer advances	—	7.3	14.0	—	21.3
Product liabilities	—	22.1	2.5	—	24.6
Current liabilities of discontinued operation	—	—	—	—	—
Total current liabilities	256.1	498.2	509.7	(252.7)	1,011.3
Non-Current Liabilities:
Long-term debt, less current portion	1,393.0	25.3	24.9	—	1,443.2
Deferred income taxes	165.2	—	21.0	—	186.2
Pension obligations	129.1	7.9	4.0	—	141.0
Postretirement health and other benefit obligations	49.5	2.1	1.5	—	53.1
Long-term deferred revenue	—	10.7	27.2	—	37.9
Intercompany long-term note payable	191.0	813.5	934.6	(1,939.1)	—
Intercompany accounts payable	2,416.5	—	—	(2,416.5)	—
Other non-current liabilities	82.7	11.5	25.6	—	119.8
Long-term liabilities of discontinued operation	—	—	—	—	—
Total non-current liabilities	4,427.0	871.0	1,038.8	(4,355.6)	1,981.2
Equity
Manitowoc stockholders’ equity	824.1	6,245.7	1,807.3	(8,053.0)	824.1
Noncontrolling interest	—	—	—	—	—
Total equity	824.1	6,245.7	1,807.3	(8,053.0)	824.1
Total liabilities and equity	$5,507.2	$7,614.9	$3,355.8	$(12,661.3)	$3,816.6

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.2	$3.3	$50.4	$—	$54.9
Restricted cash	2.8	—	10.0	—	12.8
Accounts receivable — net	0.2	16.5	238.8	—	255.5
Intercompany short term note receivable	—	—	112.1	(112.1)	—
Intercompany interest receivable	18.4	3.2	—	(21.6)	—
Inventories — net	—	333.4	387.4	—	720.8
Deferred income taxes	73.2	—	16.7	—	89.9
Other current assets	3.4	5.9	104.6	—	113.9
Current assets of discontinued operations	—	—	15.1	—	15.1
Total current assets	99.2	362.3	935.1	(133.7)	1,262.9
Property, plant and equipment — net	6.3	291.9	280.6	—	578.8
Goodwill	—	960.5	258.1	—	1,218.6
Other intangible assets — net	—	591.3	174.9	—	766.2
Intercompany long-term notes receivable	964.4	158.5	903.7	(2,026.6)	—
Intercompany accounts receivable	—	1,565.2	1,848.8	(3,414.0)	—
Other non-current assets	42.9	3.4	80.5	—	126.8
Long-term assets of discontinued operations	—	—	23.3	—	23.3
Investment in affiliates	5,356.2	3,505.6	—	(8,861.8)	—
Total assets	$6,469.0	$7,438.7	$4,505.0	$(14,436.1)	$3,976.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$108.1	$404.2	$423.3	$—	$935.6
Short-term borrowings and current portion of long-term debt	—	0.7	22.0	—	22.7
Intercompany short-term note payable	112.1	—	—	(112.1)	—
Intercompany interest payable	3.2	—	18.4	(21.6)	—
Product warranties	—	47.3	33.8	—	81.1
Customer advances	—	12.9	22.0	—	34.9
Product liabilities	—	21.2	3.8	—	25.0
Current liabilities of discontinued operations	—	—	26.1	—	26.1
Total current liabilities	223.4	486.3	549.4	(133.7)	1,125.4
Non-Current Liabilities:
Long-term debt, less current portion	1,474.7	2.2	27.2	—	1,504.1
Deferred income taxes	165.2	—	49.1	—	214.3
Pension obligations	91.0	6.4	4.1	—	101.5
Postretirement health and other benefit obligations	40.6	2.1	2.0	—	44.7
Long-term deferred revenue	—	9.2	28.4	—	37.6
Intercompany long-term note payable	183.3	832.2	1,011.1	(2,026.6)	—
Intercompany accounts payable	3,414.0	—	—	(3,414.0)	—
Other non-current liabilities	101.3	15.6	47.6	—	164.5
Long-term liabilities of discontinued operations	—	—	2.2	—	2.2
Total non-current liabilities	5,470.1	867.7	1,171.7	(5,440.6)	2,068.9
Equity
Manitowoc stockholders’ equity	775.5	6,084.7	2,777.1	(8,861.8)	775.5
Noncontrolling interest	—	—	6.8	—	6.8
Total equity	775.5	6,084.7	2,783.9	(8,861.8)	782.3
Total liabilities and equity	$6,469.0	$7,438.7	$4,505.0	$(14,436.1)	$3,976.6

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2014
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities of continuing operations	$(124.3)	$243.4	$67.0	$(80.7)	$105.4
Cash used for operating activities of discontinued operations	—	(0.4)	(6.7)	—	(7.1)
Net cash (used for) provided by operating activities	$(124.3)	$243.0	$60.3	$(80.7)	$98.3
Cash Flows from Investing:
Capital expenditures	$(2.2)	$(51.3)	$(31.3)	$—	$(84.8)
Proceeds from sale of property, plant and equipment	—	0.1	12.7	—	12.8
Restricted cash	—	—	(11.6)	—	(11.6)
Intercompany investments	77.4	(213.9)	118.8	17.7	—
Net cash provided by (used for) investing activities	$75.2	$(265.1)	$88.6	$17.7	$(83.6)
Cash Flows from Financing:
Payments on long-term debt	$(607.7)	$(1.7)	$(29.3)	$—	$(638.7)
Proceeds from long-term debt	550.0	26.8	63.5	—	640.3
Payments on notes financing—net	—	—	(0.3)	—	(0.3)
Debt issue costs	(5.2)	—	—	—	(5.2)
Dividends paid	(10.8)	—	(80.7)	80.7	(10.8)
Exercises of stock options including windfall tax benefits	25.9	—	—	—	25.9
Intercompany financing	97.3	(3.0)	(76.6)	(17.7)	—
Net cash provided by (used for) financing activities of continuing operations	$49.5	$22.1	$(123.4)	$63.0	$11.2
Net cash used for financing activities of discontinued operations	$—	$—	$(7.2)	$—	$(7.2)
Net cash provided by (used for) financing activities	$49.5	$22.1	$(130.6)	$63.0	$4.0
Effect of exchange rate changes on cash	—	—	(5.6)	—	(5.6)
Net increase in cash and cash equivalents	0.4	—	12.7	—	13.1
Balance at beginning of period	1.2	3.3	50.4	—	54.9
Balance at end of period	$1.6	$3.3	$63.1	$—	$68.0

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2013
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities of continuing operations	$(51.6)	$224.9	$160.8	$—	$334.1
Cash used for operating activities of discontinued operations	—	(2.3)	(8.7)	—	(11.0)
Net cash (used for) provided by operating activities	$(51.6)	$222.6	$152.1	$—	$323.1
Cash Flows from Investing:
Capital expenditures	$(0.8)	$(57.4)	$(52.5)	$—	$(110.7)
Proceeds from sale of property, plant and equipment	—	2.0	2.1	—	4.1
Restricted cash	2.6	—	(4.6)	—	(2.0)
Business acquisitions, net of cash acquired	—	—	(12.2)	—	(12.2)
Proceeds from sale of business	—	—	39.2	—	39.2
Intercompany investments	197.1	(167.2)	(169.3)	139.4	—
Net cash provided by (used for) investing activities of continuing operations	198.9	(222.6)	(197.3)	139.4	(81.6)
Net cash used for investing activities of discontinued operations	—	—	(0.6)	—	(0.6)
Net cash provided by (used for) investing activities	$198.9	$(222.6)	$(197.9)	$139.4	$(82.2)
Cash Flows from Financing:
Payments on long-term debt	$(220.6)	$(0.7)	$(45.2)	$—	$(266.5)
Proceeds from long-term debt	—	—	43.0	—	43.0
(Payments on) proceeds from revolving credit facility—net	(34.5)	—	0.1	—	(34.4)
Proceeds from notes financing—net	—	—	6.6	—	6.6
Debt issue costs	(1.1)	—	—	—	(1.1)
Dividends paid	(10.7)	—	—	—	(10.7)
Exercises of stock options including windfall tax benefits	6.7	—	—	—	6.7
Intercompany financing	102.1	—	37.3	(139.4)	—
Net cash (used for) provided by financing activities	$(158.1)	$(0.7)	$41.8	$(139.4)	$(256.4)
Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)
Net decrease in cash and cash equivalents	(10.8)	(0.7)	(6.8)	—	(18.3)
Balance at beginning of period	12.0	4.0	57.2	—	73.2
Balance at end of period	$1.2	$3.3	$50.4	$—	$54.9

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2012
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities of continuing operations	$(22.8)	$167.4	$30.7	$—	$175.3
Cash used for operating activities of discontinued operations	—	(0.9)	(12.0)	—	(12.9)
Net cash (used for) provided by operating activities	$(22.8)	$166.5	$18.7	$—	$162.4
Cash Flows from Investing:
Capital expenditures	$(1.4)	$(36.5)	$(35.0)	$—	$(72.9)
Proceeds from sale of property, plant and equipment	—	—	0.8	—	0.8
Restricted cash	1.0	—	(4.3)	—	(3.3)
Intercompany investments	131.4	(175.4)	(4.8)	48.8	—
Net cash provided by (used for) investing activities of continuing operations	131.0	(211.9)	(43.3)	48.8	(75.4)
Net cash used for investing activities of discontinued operations	—	—	(0.1)	—	(0.1)
Net cash provided by (used for) investing activities	$131.0	$(211.9)	$(43.4)	$48.8	$(75.5)
Cash Flows from Financing:
Payments on long-term debt	$(439.7)	$(0.7)	$(55.0)	$—	$(495.4)
Proceeds from long-term debt	300.0	—	83.3	—	383.3
Proceeds from revolving credit facility—net	34.4	—	—	—	34.4
Payments on notes financing—net	—	(2.1)	(8.3)	—	(10.4)
Proceeds from swap monetization	14.8	—	—	—	14.8
Debt issue costs	(5.7)	—	—	—	(5.7)
Dividends paid	(10.6)	—	—	—	(10.6)
Exercises of stock options including windfall tax benefits	6.4	—	—	—	6.4
Intercompany financing	—	43.7	5.1	(48.8)	—
Net cash (provided by) used for financing activities	$(100.4)	$40.9	$25.1	$(48.8)	$(83.2)
Effect of exchange rate changes on cash	—	—	1.2	—	1.2
Net increase (decrease) in cash and cash equivalents	7.8	(4.5)	1.6	—	4.9
Balance at beginning of period	4.2	8.5	55.6	—	68.3
Balance at end of period	$12.0	$4.0	$57.2	$—	$73.2

24. Quarterly Financial Data (Unaudited)
The following table presents quarterly financial data for 2014 and 2013:

	2014				2013
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$850.0	$1,012.8	$986.3	$1,037.4	$894.6	$1,037.1	$1,012.1	$1,104.3
Gross profit	227.1	272.3	245.2	241.5	222.1	276.0	262.1	261.6
Earnings from continuing operations before taxes on earnings	8.6	66.1	56.3	38.4	22.3	71.4	70.8	60.7
Discontinued operations:
(Loss) earnings from discontinued operations, net of income taxes	(1.0)	(0.3)	(0.2)	0.1	(4.1)	(7.6)	(3.2)	(3.9)
Loss on sale of discontinued operations, net of income taxes	(9.9)	—	(1.1)	—	(1.6)	—	—	(1.1)
Net (loss) earnings	(4.9)	46.6	73.1	33.6	8.1	54.5	50.6	54.4
Less: Earnings (loss) attributable to noncontrolling interest, net of tax	3.9	—	—	—	(2.3)	(3.1)	(2.3)	33.5
Net (loss) earnings attributable to Manitowoc	$(8.8)	$46.6	$73.1	$33.6	$10.4	$57.6	$52.9	$20.9
Basic earnings per share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.01	$0.35	$0.55	$0.25	$0.11	$0.47	$0.41	$0.18
Discontinued operations:
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—	—	—	(0.02)	(0.04)	(0.01)	(0.02)
Loss on sale of discontinued operations, net of income taxes	(0.07)	—	(0.01)	—	(0.01)	—	—	(0.01)
(Loss) earnings per share attributable to Manitowoc common shareholders	$(0.07)	$0.35	$0.54	$0.25	$0.08	$0.43	$0.40	$0.16
Diluted earnings per share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.01	$0.34	$0.54	$0.24	$0.10	$0.46	$0.40	$0.18
Discontinued operations:
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—	—	—	(0.02)	(0.04)	(0.01)	(0.02)
Loss on sale of discontinued operations, net of income taxes	(0.07)	—	(0.01)	—	(0.01)	—	—	(0.01)
(Loss) earnings per share attributable to Manitowoc common shareholders	$(0.06)	$0.34	$0.53	$0.25	$0.08	$0.43	$0.39	$0.15
Dividends per common share	$—	$—	$—	$0.08	$—	$—	$—	$0.08

25. Subsequent Events
On January 29, 2015, Manitowoc announced that its Board of Directors has approved a plan to pursue a separation of the company’s Crane and Foodservice businesses into two independent, publicly-traded companies. The company currently anticipates effecting the separation through a tax-free spin-off of the Foodservice business and expects the spin-off to be completed in the first quarter of 2016.

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
Management’s Report on Internal Control Over Financial Reporting
The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2014, the company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the sections of the 2015 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.
The company has a Global Ethics Policy and other policies relating to business conduct, that pertain to all employees, which can be viewed at the company’s website (www.manitowoc.com).  The company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, and controller, which is part of the company’s Global Ethics Policy and other policies related to business conduct. Any amendments to the Global Ethics Policy, or information about any waivers granted to directors or executive officers with respect to the Global Ethics Policy will be posted on the company’s website (www.manitowoc.com).
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the sections of the 2015 Proxy Statement captioned “Compensation of Directors,” “Executive Compensation,” “Report of the Compensation and Benefits Committee on Executive Compensation,” and “Contingent Employment Agreements.”
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference from the sections of the 2015 Proxy Statement captioned “Ownership of Securities” and the subsection captioned “Equity Compensation Plans.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the section of the 2015 Proxy Statement captioned “Governance of the Board and its Committees — Governance of the Company.”
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the section of the 2015 Proxy Statement captioned “Other Information — Independent Registered Public Accounting Firm.”

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

THE MANITOWOC COMPANY, INC
AND SUBSIDIARIES
Schedule II: Valuation and Qualifying Accounts
For The Years Ended December 31, 2014, 2013 and 2012
(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2012
Allowance for doubtful accounts	$12.8	$6.5	$(6.1)	$0.1	$13.3
Deferred tax valuation allowance	$118.9	$35.7	$—	$3.4	$158.0
Year End December 31, 2013
Allowance for doubtful accounts	$13.3	$8.1	$(3.4)	$0.2	$18.2
Deferred tax valuation allowance	$158.0	$1.1	$(3.4)	$(5.9)	$149.8
Year End December 31, 2014
Allowance for doubtful accounts	$18.2	$9.2	$(6.4)	$(1.6)	$19.4
Deferred tax valuation allowance	$149.8	$32.4	$(0.4)	$(13.6)	$168.2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:
Date: February 20, 2015

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

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Glen E. Tellock
Glen E. Tellock, Chairman and Chief Executive Officer	February 20, 2015

/s/ Carl J. Laurino
Carl J. Laurino, Senior Vice President and Chief Financial Officer	February 20, 2015

/s/ Roy V. Armes
Roy V. Armes, Director	February 20, 2015

/s/ Robert G. Bohn
Robert G. Bohn, Director	February 20, 2015

/s/ Joan K. Chow
Joan K. Chow, Director	February 20, 2015

/s/ Donald M. Condon, Jr.
Donald M. Condon, Jr., Director	February 20, 2015

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director	February 20, 2015

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Director	February 20, 2015

/s/ Keith D. Nosbusch
Keith D. Nosbusch, Director	February 20, 2015

/s/ James L. Packard
James L. Packard, Director	February 20, 2015

THE MANITOWOC COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014
INDEX TO EXHIBITS

Exhibit No.	Description	Filed/Furnished Herewith

1.1
Underwriting Agreement dated October 4, 2012 among The Manitowoc Company, Inc., the Guarantors named therein (filed as Exhibit 1.1 to the company’s Current Report on Form 8-K filed October 5, 2012 and incorporated herein by reference.)

3.1
Amended and Restated Articles of Incorporation, effective as of May 7, 2013 (filed as Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

3.2	Restated By-laws (filed as Exhibit 3.1 to the company’s Current Report on Form 8-K filed on January 29, 2015 and incorporated herein by reference).

4.1
Rights Agreement dated March 21, 2007 between the Registrant and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the company’s Current Report on Form 8-K dated as of March 21, 2007 and incorporated herein by reference).

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

4.2(c)
Fourth Supplemental Indenture, dated as of October 19, 2012, among The Manitowoc Company, Inc., the Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the company’s Current Report on Form 8-K filed on October 22, 2012 and incorporated herein by reference).

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

4.4(c)
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 10, 2014, by and among The Manitowoc Company, Inc. as Borrower, the Subsidiary Borrowers, and JPMorgan Chase Bank, N.A. as Administrative Agent and other financial institutions. (Reflects non-material changes; filed as exhibit 4.4(c) to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated therein by reference).

4.4(d)
Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of February 20, 2015, by and among The Manitowoc Company, Inc. as Borrower, the Subsidiary Borrowers, and JPMorgan Chase Bank, N.A. as Administrative Agent and other financial institutions.  (Reflects non-material changes; filed as exhibit 4.4(d) to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and incorporated therein by reference).
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

10.3(a)**
Form of Contingent Employment Agreement between the company and the Chief Executive Officer, Glen E. Tellock. (filed as Exhibit 10.3(a) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.3(b)**
Form of Contingent Employment Agreement between the company and the following executive officers of the Company: Eric P. Etchart, Robert M. Hund, Carl J. Laurino, Maurice D. Jones, Thomas G. Musial, Dean J. Nolden, Therese C. Houlahan, and Larry J. Weyers. (filed as Exhibit 10.3(b) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

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

10.7(b)**
The Manitowoc Company, Inc. 2004 Non-Employee Director Stock and Awards Plan, as amended on December 17, 2008, (filed as Exhibit 10.7(e) to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.8**
The Manitowoc Company, Inc. Incentive Stock Option Agreement with Vesting Provisions, applicable to the company’s 2003 Incentive Stock and Awards Plan (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated as of February 25, 2005 and incorporated herein by reference).

10.9**
The Manitowoc Company, Inc. Non-Qualified Stock Option Agreement with Vesting Provisions, applicable to the company’s 2003 Incentive Stock and Awards Plan (filed as Exhibit 10.2 to the company’s Current Report on Form 8-K dated as of February 25, 2005 and incorporated herein by reference).

10.10(a)**
The Manitowoc Company, Inc. Award Agreement for Restricted Stock Awards under the company’s 2003 Incentive Stock and Awards Plan, amended February 27, 2007 (filed as Exhibit 10.10 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.10(b)**
The Manitowoc Company, Inc. Performance Share Award Agreement, applicable to the company’s 2003 Incentive Stock and Awards Plan (filed as Exhibit 10.10 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

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

10.13
Fifth Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, as U.S. Seller, Manitowoc Cayman Islands Funding Ltd., as Cayman Seller, and The Manitowoc Company, Inc., Garland Commercial Ranges Limited, Convotherm Elektrogeräte GmbH, Manitowoc Deutschland GmbH, and Manitowoc Foodservice UK Limited as a Servicers, and Wells Fargo, N.A., as Purchaser and Agent dated as of December 15, 2014 (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed December 16, 2014 and incorporated herein by reference).

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

101
The following materials from the company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Equity and (vi) related notes.
X(1)
(1) Filed Herewith
(2) Furnished Herewith
** Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to item 15(c) of Form 10-K.