Form 10-Q
period 2015-03-31
MANITOWOC CO INC
filed 2015-05-06
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2015, the most recent practicable date, was 136,147,381.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended March 31,
	2015	2014
Net sales	$752.1	$850.0
Costs and expenses:
Cost of sales	569.6	624.3
Engineering, selling and administrative expenses	158.6	161.3
Amortization expense	8.6	8.8
Restructuring expense	1.1	2.0
Separation expense	1.5	—
Total operating costs and expenses	739.4	796.4

Earnings from operations	12.7	53.6

Other income (expense):
Interest expense	(23.6)	(19.3)
Amortization of deferred financing fees	(1.1)	(1.2)
Loss on debt extinguishment	—	(25.3)
Other income, net	2.5	0.8
Total other expense	(22.2)	(45.0)

(Loss) earnings from continuing operations before taxes on income	(9.5)	8.6
(Benefit) provision for taxes on income	(1.2)	2.6
(Loss) earnings from continuing operations	(8.3)	6.0

Discontinued operations:
Loss from discontinued operations, net of income taxes of $(0.1) and $0.0, respectively	(0.1)	(1.0)
Loss on sale of discontinued operations, net of income taxes of $0.0 and $0.0, respectively	—	(9.9)
Net loss	(8.4)	(4.9)
Less: Net earnings attributable to noncontrolling interest, net of income taxes	—	3.9
Net loss attributable to Manitowoc	$(8.4)	$(8.8)

Amounts attributable to the Manitowoc common shareholders:
(Loss) earnings from continuing operations	$(8.3)	$1.7
Loss from discontinued operations, net of income taxes	(0.1)	(0.6)
Loss on sale of discontinued operations, net of income taxes	—	(9.9)
Net loss attributable to Manitowoc	$(8.4)	$(8.8)

Basic earnings (loss) per common share:
(Loss) earnings from continuing operations attributable to Manitowoc common shareholders	$(0.06)	$0.01
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—
Loss on sale of discontinued operations, net of income taxes	—	(0.07)
Loss per share attributable to Manitowoc common shareholders	$(0.06)	$(0.07)

Diluted earnings (loss) per common share:
(Loss) earnings from continuing operations attributable to Manitowoc common shareholders	$(0.06)	$0.01
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—
Loss on sale of discontinued operations, net of income taxes	—	(0.07)
Loss per share attributable to Manitowoc common shareholders	$(0.06)	$(0.06)

Weighted average shares outstanding — basic	135,641,914	134,187,169
Weighted average shares outstanding — diluted	135,641,914	137,047,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net loss	$(8.4)	$(4.9)
Other comprehensive income (loss), net of tax
Unrealized loss on derivatives, net of income tax benefit of $(2.7) and $(0.4), respectively	(4.1)	(1.1)
Employee pension and postretirement benefits, net of income taxes of $0.5 and $0.2, respectively	1.4	0.8
Foreign currency translation adjustments	(62.8)	3.4
Total other comprehensive (loss) income, net of tax	(65.5)	3.1
Comprehensive loss	(73.9)	(1.8)
Comprehensive income attributable to noncontrolling interest	—	3.9
Comprehensive loss attributable to Manitowoc	$(73.9)	$(5.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014
(Unaudited)
(In millions, except share data)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$68.2	$68.0
Restricted cash	23.4	23.7
Accounts receivable, less allowances of $19.1 and $19.4, respectively	236.4	227.4
Inventories — net	694.9	644.5
Deferred income taxes	69.9	71.3
Other current assets	158.4	151.2
Total current assets	1,251.2	1,186.1

Property, plant and equipment — net	566.0	591.0
Goodwill	1,183.4	1,198.1
Other intangible assets — net	693.6	714.7
Other non-current assets	122.7	126.7
Total assets	$3,816.9	$3,816.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$741.0	$807.4
Current portion of long-term debt and short-term borrowings	66.5	80.3
Product warranties	72.5	77.7
Customer advances	28.5	21.3
Product liabilities	25.9	24.6
Total current liabilities	934.4	1,011.3
Non-Current Liabilities:
Long-term debt	1,607.7	1,443.2
Deferred income taxes	178.8	186.2
Pension obligations	138.8	141.0
Postretirement health and other benefit obligations	52.3	53.1
Long-term deferred revenue	36.8	37.9
Other non-current liabilities	109.3	119.8
Total non-current liabilities	2,123.7	1,981.2
Commitments and contingencies (Note 14)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 136,147,381 and 135,543,869 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	546.7	539.7
Accumulated other comprehensive loss	(196.0)	(130.5)
Retained earnings	478.5	486.9
Treasury stock, at cost (27,028,547 and 27,632,059 shares, respectively)	(71.8)	(73.4)
Total equity	758.8	824.1
Total liabilities and equity	$3,816.9	$3,816.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operations:
Net loss	$(8.4)	$(4.9)
Adjustments to reconcile net loss to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	0.1	1.0
Depreciation	17.0	14.4
Amortization of intangible assets	8.6	8.8
Amortization of deferred financing fees	1.1	1.2
Deferred income taxes	3.3	1.4
Loss on early debt extinguishment	—	6.2
(Gain) loss on sale of property, plant and equipment	(0.1)	0.2
Loss on sale of discontinued operations	—	9.9
Other	4.4	(4.5)
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(17.9)	(43.1)
Inventories	(78.9)	(101.5)
Other assets	(22.3)	(5.5)
Accounts payable	(51.1)	(32.8)
Accrued expenses and other liabilities	8.6	(115.4)
Net cash used for operating activities of continuing operations	(135.6)	(264.6)
Net cash used for operating activities of discontinued operations	(0.1)	(6.8)
Net cash used for operating activities	(135.7)	(271.4)

Cash Flows from Investing:
Capital expenditures	(11.7)	(16.7)
Proceeds from sale of property, plant and equipment	2.0	1.0
Restricted cash	—	(13.2)
Net cash used for investing activities	(9.7)	(28.9)

Cash Flows from Financing:
Proceeds from revolving credit facility	175.0	314.0
Payments on long-term debt	(22.9)	(570.7)
Proceeds from long-term debt	1.0	580.6
Payments on notes financing	(5.5)	(7.2)
Debt issuance costs	—	(4.9)
Exercises of stock options	3.4	19.9
Net cash provided by financing activities of continuing operations	151.0	331.7
Net cash used for financing activities of discontinued operations	—	(7.2)
Net cash provided by financing activities	151.0	324.5

Effect of exchange rate changes on cash	(5.4)	(0.3)

Net increase in cash and cash equivalents	0.2	23.9
Balance at beginning of period	68.0	54.9
Balance at end of period	$68.2	$78.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
1.  Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2015 and 2014, the cash flows for the same three-month periods, and the financial position at March 31, 2015 and December 31, 2014, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2014.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC’s rules and regulations dealing with interim financial statements.  However, the company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.
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
Upon closing of the transaction in the first quarter of 2014, the company also paid an additional $7.2 million to Manitowoc Dong Yue for a portion of debt the joint venture had outstanding with third parties. After this payment, Manitowoc Dong Yue had approximately $17.3 million of third party debt outstanding under a loan agreement entered into during the first quarter of 2014 that the company has fully guaranteed. The loan is fully secured by Manitowoc Dong Yue’s fixed assets as well as finished goods inventory. Manitowoc Dong Yue is repaying the loan over a four-year period, with the last payment due on December 31, 2017. Prior to the closing of the transaction in 2014, the company provided an additional $8.6 million of loans to Manitowoc Dong Yue. The company agreed to forgive the additional loans and accrued interest owed by Manitowoc Dong Yue to the company and its affiliates, and the forgiveness resulted in income of $4.3 million to the joint venture partner shown as part of net earnings attributable to noncontrolling interest, net of income taxes, which effectively increased net loss attributable to Manitowoc shareholders for the quarter ended March 31, 2014.
The following selected financial data of the Manitowoc Dong Yue business for the three months ended March 31, 2015 and 2014 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There was no general corporate expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended March 31,
(in millions)	2015	2014
Net sales	$—	$0.3

Pretax loss from discontinued operation	$—	$(0.8)
Provision for taxes on earnings	—	—
Net loss from discontinued operation	$—	$(0.8)

The following selected financial data of various other businesses disposed of prior to 2014, consisting primarily of administrative costs, for the three months ended March 31, 2015 and 2014, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

	Three Months Ended March 31,
(in millions)	2015	2014
Net sales	$—	$—

Pretax loss from discontinued operations	$(0.2)	$(0.2)
Benefit for taxes on earnings	(0.1)	—
Net loss from discontinued operations	$(0.1)	$(0.2)

3. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$1.2	$—	$1.2
Commodity contracts	—	—	—	—
Total current assets at fair value	$—	$1.2	$—	$1.2
Current Liabilities:
Foreign currency exchange contracts	$—	$10.7	$—	$10.7
Commodity contracts	—	2.4	—	2.4
Interest rate swap contracts: Float-to-fixed	—	2.3	—	2.3
Total current liabilities at fair value	$—	$15.4	$—	$15.4
Non-current Liabilities:
Commodity contracts	$—	$0.5	$—	$0.5
Interest rate swap contracts: Fixed-to-float	—	1.1	—	1.1
Interest rate swap contracts: Float-to-fixed	—	0.9	—	0.9
Total non-current liabilities at fair value	$—	$2.5	$—	$2.5

	Fair Value as of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.1	$—	$2.1
Commodity contracts	—	—	—	—
Total current assets at fair value	$—	$2.1	$—	$2.1
Non-Current Assets:
Interest rate swap contracts: Float-to-fixed	$—	$0.8	$—	$0.8
Total non-current assets at fair value	$—	$0.8	$—	$0.8
Current Liabilities:
Foreign currency exchange contracts	$—	$7.9	$—	$7.9
Commodity contracts	—	1.0	—	1.0
Interest rate swap contracts: Float-to-fixed	—	2.3	—	2.3
Total current liabilities at fair value	$—	$11.2	$—	$11.2
Non-current Liabilities:
Commodity contracts:	$—	$0.4	$—	$0.4
Interest rate swap contracts: Fixed-to-float	—	4.3	—	4.3
Total non-current liabilities at fair value	$—	$4.7	$—	$4.7
The fair value of the company’s 8.50% Senior Notes due 2020 was approximately $646.5 million and $651.6 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of the company’s 5.875% Senior Notes due 2022 was approximately $324.0 million and $309.1 million as of March 31, 2015 and December 31, 2014, respectively. The fair values of the company’s Term Loans under its credit facilities were as follows as of March 31, 2015 and December 31, 2014:  Term Loan A — $326.7 million and $327.8 million, respectively; and Term Loan B — $166.3 million and $165.0 million, respectively.  See Note 8, “Debt,” for a description of the debt instruments and their related carrying values.

ASC Topic 820-10, “Fair Value Measurement,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820-10 classifies the inputs used to measure fair value into the following hierarchy:

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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company estimates the fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the company’s revolving credit facility, approximate fair value, without being discounted as of March 31, 2015 and December 31, 2014, due to the short-term nature of these instruments.
As a result of its global operating and financing activities, the company is exposed to market risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which may adversely affect the company’s operating results and financial position. When deemed appropriate, the company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the company does not use leveraged derivative financial instruments. The foreign currency exchange, commodity, and interest rate contracts are valued through an independent valuation source that uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2.
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
Use of derivative instruments is consistent with the overall business and risk management objectives of the company.  Derivative instruments may be used to manage business risk within limits specified by the company’s risk policy and to manage exposures that have been identified through the risk identification and measurement process, provided that they clearly qualify as “hedging” activities as defined in the risk policy.  Use of derivative instruments is not automatic, nor is it necessarily the only response to managing pertinent business risk.  Use is permitted only after the risks that have been identified are determined to exceed defined tolerance levels and are considered to be unavoidable.
The primary risks managed by the company by using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk.  Interest rate swaps are used to manage interest rate or fair value risk.  Swap contracts on various commodities are used to manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing processes.  The company also enters into various foreign currency derivative instruments to manage foreign currency risk associated with the company’s projected foreign currency denominated purchases, sales, and receivable and payable balances.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  In the next twelve months the company estimates that $9.2 million of unrealized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.
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
As of March 31, 2015 and December 31, 2014, the company had the following outstanding commodity and foreign currency exchange contracts that were intended to hedge forecasted transactions:

	Units Hedged
Commodity	March 31, 2015	December 31, 2014	Unit	Type
Aluminum	1,501	1,657	MT	Cash Flow
Copper	830	820	MT	Cash Flow
Natural Gas	267,792	347,608	MMBtu	Cash Flow
Steel	21,342	14,665	Tons	Cash Flow

	Units Hedged
Short Currency	March 31, 2015	December 31, 2014	Type
Canadian Dollar	6,069,151	7,984,824	Cash Flow
European Euro	73,090,574	89,006,695	Cash Flow
South Korean Won	1,641,194,971	1,964,906,996	Cash Flow
Singapore Dollar	3,000,000	3,900,000	Cash Flow
United States Dollar	28,977,054	29,228,731	Cash Flow
British Pound	2,239,155	—	Cash Flow
Japanese Yen	452,540,650	—	Cash Flow
Mexican Peso	60,423,412	52,674,387	Cash Flow
As of both March 31, 2015 and December 31, 2014, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the Senior Credit Facility.
As of both March 31, 2015 and December 31, 2014, the company had $75.0 million and $125.0 million notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2020 and 2022, respectively, which were designated as fair value hedges.
See Note 8, “Debt,” for a description of the debt instruments.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Other (expense) income, net in the Condensed Consolidated Statements of Operations.  As of March 31, 2015 and December 31, 2014, the company had the following outstanding foreign currency exchange contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	March 31, 2015	December 31, 2014	Recognized Location	Purpose
Euro	12,393,167	73,302,332	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	64,540,692	18,244,912	Other income, net	Accounts Payable and Receivable Settlement
Australian Dollar	—	2,482,430	Other income, net	Accounts Payable and Receivable Settlement
Japanese Yen	310,294	—	Other income, net	Accounts Payable and Receivable Settlement
Canadian Dollar	480	2,516	Other income, net	Accounts Payable and Receivable Settlement
Mexican Peso	1,414,382	3,151,000	Other income, net	Accounts Payable and Receivable Settlement
British Pound Sterling	2,000,000	—	Other income, net	Accounts Payable and Receivable Settlement
The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 was as follows:

		ASSET DERIVATIVES
		March 31, 2015	December 31, 2014
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.1	$—
Interest rate swap contracts: Float-to-fixed	Other non-current assets	—	0.8
Total derivatives designated as hedging instruments		$0.1	$0.8

		ASSET DERIVATIVES
		March 31, 2015	December 31, 2014
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.1	$2.1
Total derivatives NOT designated as hedging instruments		$1.1	$2.1

Total asset derivatives		$1.2	$2.9
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 was as follows:

		LIABILITY DERIVATIVES
		March 31, 2015	December 31, 2014
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$10.2	$6.6
Commodity contracts	Accounts payable and accrued expenses	2.4	1.0
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	2.3	2.3
Commodity contracts	Other non-current liabilities	0.5	0.4
Interest rate swap contracts: Float-to-fixed	Other non-current liabilities	0.9	—
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	1.1	4.3
Total derivatives designated as hedging instruments		$17.4	$14.6

		LIABILITY DERIVATIVES
		March 31, 2015	December 31, 2014
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.5	$1.3
Total derivatives NOT designated as hedging instruments		$0.5	$1.3

Total liability derivatives		$17.9	$15.9
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	March 31, 2015	March 31, 2014	OCI into Income (Effective Portion)	March 31, 2015	March 31, 2014
Foreign exchange contracts	$(2.2)	$(0.9)	Cost of sales	$(3.2)	$0.3
Commodity contracts	$(0.9)	$(0.2)	Cost of sales	$(0.7)	$(0.1)
Interest rate swap contracts: Float-to-fixed	(1.1)	—	Interest expense	(0.6)	—
Total	$(4.2)	$(1.1)		$(4.5)	$0.2

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)	Effectiveness Testing)	March 31, 2015	March 31, 2014
Commodity contracts	Cost of sales	$(0.1)	$—
Total		$(0.1)	$—

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)	Income	March 31, 2015	March 31, 2014
Foreign exchange contracts	Other income	$(0.2)	$(0.4)
Total		$(0.2)	$(0.4)

The effect of fair market value designated derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)	Recognized in Income	March 31, 2015	March 31, 2014
Interest rate swap contracts: Fixed-to-float	Interest expense	$3.2	$3.6
Total		$3.2	$3.6

5. Inventories
The components of inventories as of March 31, 2015 and December 31, 2014 are summarized as follows:

(in millions)	March 31, 2015	December 31, 2014
Inventories — gross:
Raw materials	$230.7	$226.2
Work-in-process	149.6	103.7
Finished goods	416.5	414.8
Total inventories — gross	796.8	744.7
Excess and obsolete inventory reserve	(63.6)	(64.0)
Net inventories at FIFO cost	733.2	680.7
Excess of FIFO costs over LIFO value	(38.3)	(36.2)
Inventories — net	$694.9	$644.5
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2014 and the three months ended March 31, 2015 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2014	$345.1	$1,389.2	$1,734.3
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of January 1, 2014	345.1	873.5	1,218.6
Foreign currency impact	(19.8)	(0.7)	(20.5)
Gross balance as of December 31, 2014	$325.3	$1,388.5	$1,713.8
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2014	$325.3	$872.8	$1,198.1
Foreign currency impact	(14.8)	0.1	(14.7)
Gross balance as of March 31, 2015	$310.5	$1,388.6	$1,699.1
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of March 31, 2015	$310.5	$872.9	$1,183.4
The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other.” The company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which are Cranes; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Goodwill is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
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
The gross carrying amount, accumulated amortization and net book value of the company’s intangible assets other than goodwill at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$290.7	$—	$290.7	$300.0	$—	$300.0
Customer relationships	425.9	(141.6)	284.3	425.7	(136.0)	289.7
Patents	30.8	(27.0)	3.8	32.7	(28.3)	4.4
Engineering drawings	10.3	(8.9)	1.4	11.0	(9.3)	1.7
Distribution network	18.4	—	18.4	19.7	—	19.7
Other intangibles	167.7	(72.7)	95.0	170.9	(71.7)	99.2
Total	$943.8	$(250.2)	$693.6	$960.0	$(245.3)	$714.7
Amortization expense for the three months ended March 31, 2015 and 2014 was $8.6 million and $8.8 million, respectively.
7.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at March 31, 2015 and December 31, 2014 are summarized as follows:

(in millions)	March 31, 2015	December 31, 2014
Trade accounts payable	$392.0	$457.5
Interest payable	29.1	12.5
Employee related expenses	97.6	90.3
Restructuring expenses	19.2	20.3
Profit sharing and incentives	8.2	6.8
Accrued rebates	41.0	52.8
Deferred revenue - current	18.0	21.6
Income taxes payable	12.9	16.2
Miscellaneous accrued expenses	123.0	129.4
	$741.0	$807.4

8. Debt
Outstanding debt at March 31, 2015 and December 31, 2014 is summarized as follows:

(in millions)	March 31, 2015	December 31, 2014
Revolving credit facility	$175.0	$—
Term loan A	332.5	336.9
Term loan B	168.5	168.5
Senior notes due 2020	615.2	614.8
Senior notes due 2022	299.1	296.9
Other	83.9	106.4
Total debt	1,674.2	1,523.5
Less current portion and short-term borrowings	(66.5)	(80.3)
Long-term debt	$1,607.7	$1,443.2
On January 3, 2014, the company entered into a $1,050.0 million Third Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of America, N.A., Wells Fargo Bank, National Association, and SunTrust Bank as Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., BMO Harris Bank N.A. and Rabobank Nederland, New York Branch as Documentation Agents. The Senior Credit Facility, which replaced the Prior Senior Credit Facility (as defined below), includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is a Term Loan A in the aggregate amount of $350.0 million, with a term of five years. The third facility is a Term Loan B in the amount of $200.0 million, with a term of seven years.
Entry into the Senior Credit Facility resulted in a loss on debt extinguishment of $2.0 million related to the write-off of deferred financing fees in the first quarter of 2014.
On February 20, 2015, the company entered into Amendment No. 2 to the Third Amended and Restated Credit Agreement which reflects changes to the definition of Adjusted EBITDA under the agreement, retroactive to December 31, 2014. The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of extraordinary or non-recurring non-cash charges or benefits, certain restructuring and recapitalization charges (limited to $50.0 million during any period of twelve consecutive months), stock-based compensation and pension and post-retirement expenses that are adjustments per the credit agreement definition.
The Senior Credit Facility contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Adjusted EBITDA, as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters, and (b) a Consolidated Senior Secured Leverage Ratio, which measures the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the most recent four fiscal quarters.  The current covenant levels of the financial covenants under the Senior Credit Facility are as set forth below:

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
As of March 31, 2015, the company had the following two series of Senior Notes outstanding (collectively the “Senior Notes”):
•5.875% Senior Notes due 2022 (the “2022 Notes”); original principal amount: $300.0 million
•8.50% Senior Notes due 2020 (the “2020 Notes”); original principal amount: $600.0 million
Interest on the 2022 Notes is payable semiannually in April and October of each year; interest on the 2020 Notes is payable semiannually in May and November of each year.
Each series of Senior Notes is an unsecured senior obligation ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s 100% owned domestic subsidiaries; these subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants that limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.
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
As of March 31, 2015, the company had outstanding $83.9 million of other indebtedness that has a weighted-average interest rate of approximately 5.6%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of March 31, 2015, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps related to Term Loan A of the Senior Credit Facility. The interest rate swaps fix the interest related to $175.0 million notional amount of Term Loan A at a rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the Senior Credit Facility. The unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility. Including interest rate swaps as of March 31, 2015, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 2.86% and 3.25%, respectively. Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.19% and 3.25% respectively, at March 31, 2015.
As of March 31, 2015, the company had $175.0 million of borrowings outstanding under the revolving facility.  During the quarter ended March 31, 2015, the highest daily borrowing was $371.0 million and the average borrowing was $289.4 million, while the average interest rate was 2.61% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company.  As of March 31, 2015, the spreads for LIBOR and Prime borrowings were 2.00% and 1.00%, respectively, given the company’s effective Consolidated Total Leverage Ratio for this period.
As of March 31, 2015, $75.0 million and $125.0 million of the 2020 and 2022 Notes, respectively, were swapped to floating interest rates. Including the impact of these floating rate swaps, the 2020 and 2022 Notes have all-in interest rates of 8.31% and 5.19%, respectively.
The balance sheet values of the Senior Notes as of March 31, 2015 and December 31, 2014 are not equal to the face value of the Senior Notes due to the fact that the monetized value and the fair market value of the fixed-to-float interest rate hedges on these Senior Notes are included in the applicable balance sheet values (see Note 4, “Derivative Financial Instruments” for more information).
As of March 31, 2015, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2020 Notes, and the 2022 Notes.  Based upon the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent twelve months. As of March 31, 2015, the company's Consolidated Senior Secured Leverage Ratio was 2.30:1, while the maximum ratio is 3.25:1, and the Consolidated Interest Coverage Ratio was 4.17:1, above the minimum ratio of 2.75:1.
9. Accounts Receivable Securitization
The company maintains an accounts receivable securitization program with a commitment size of $185.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., less than 60 days) as noted below. Trade accounts receivables sold to a third-party financial institution (“Purchaser”) and being serviced by the company totaled $143.8 million as of March 31, 2015 and $172.8 million at December 31, 2014.
Due to an average collection cycle of less than 60 days for such accounts receivable as well as the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded as of March 31, 2015 and December 31, 2014 was $99.3 million and $50.9 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
The accounts receivable securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the Senior Credit Facility.  As of March 31, 2015, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the accounts receivable securitization program.  Based on the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent twelve months.
10.  Income Taxes
For the three months ended March 31, 2015, the company recorded an income tax benefit of $1.2 million, compared to income tax expense of $2.6 million for the three months ended March 31, 2014. The decrease in the company's tax expense for the three months ended March 31, 2015 relative to the prior year resulted primarily from a lower level of income. The company's effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.
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
The company’s unrecognized tax benefits, excluding interest and penalties, were $33.7 million as of March 31, 2015, and $33.3 million as of December 31, 2014. During the next twelve months, it is reasonably possible that $3.7 million of the unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of March 31, 2015, the company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

11.  Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding	135,641,914	134,187,169
Effect of dilutive securities	—	2,860,541
Diluted weighted average common shares outstanding	135,641,914	137,047,710
For the three months ended March 31, 2015, the total number of potentially dilutive options was 1.5 million. However, because the company had a loss from continuing operations for the quarter, these dilutive options were not included in the computation of diluted net loss per common share, since to do so would decrease the loss per share.
For the three months ended March 31, 2015 and March 31, 2014, 2.2 million and 1.2 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares.
No dividends were paid during each of the three months ended March 31, 2015 and March 31, 2014.
12.  Stockholders’ Equity
The following is a roll forward of retained earnings and noncontrolling interest for the three months ended March 31, 2015 and 2014:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2014	$486.9	$—
Net loss	(8.4)	—
Balance at March 31, 2015	$478.5	$—

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2013	$353.2	$6.8
Net (loss) earnings	(8.8)	3.9
Noncontrolling interest deconsolidation as a result of sale	—	(10.7)
Balance at March 31, 2014	$344.4	$—
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
Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2015 and 2014 are as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2014	$(6.3)	$(95.0)	$(29.2)	$(130.5)
Other comprehensive (loss) income before reclassifications	(6.9)	—	(62.8)	(69.7)
Amounts reclassified from accumulated other comprehensive income (loss)	2.8	1.4	—	4.2
Net current period other comprehensive (loss) income	(4.1)	1.4	(62.8)	(65.5)
Balance at March 31, 2015	$(10.4)	$(93.6)	$(92.0)	$(196.0)

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency items	Total
Balance at December 31, 2013	$1.0	$(62.7)	$54.8	$(6.9)
Other comprehensive (loss) income before reclassifications	(0.9)	—	3.4	2.5
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	0.8	—	0.6
Net current period other comprehensive (loss) income	(1.1)	0.8	3.4	3.1
Balance at March 31, 2014	$(0.1)	$(61.9)	$58.2	$(3.8)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(3.2)		Cost of sales
Commodity contracts	(0.7)		Cost of sales
Interest rate swap contracts: Float-to-fixed	(0.6)		Interest Expense
	(4.5)		Total before tax
	1.7		Tax expense
	$(2.8)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.9)	(a)
	(1.9)		Total before tax
	0.5		Tax benefit
	$(1.4)		Net of Tax

Total reclassifications for the period	$(4.2)		Net of Tax

(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 16, “Employee Benefit Plans,” for further details).
The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and three months ended March 31, 2014:

	Three Months Ended March 31, 2014
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

(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 16, “Employee Benefit Plans,” for further details).

13.  Stock-Based Compensation
The company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013 and replaced the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”), and the 2004 Non-Employee Director Stock and Awards Plan (the “2004 Stock Plan”). The 2013 Omnibus Plan also replaced the company's Short-Term Incentive Plan (the “STIP”) as of December 31, 2013. The 2003 Stock Plan, the 2004 Stock Plan and the STIP are referred to as the “Prior Plans.” No new awards may be granted under the Prior Plans after the respective termination dates; however, outstanding awards under the Prior Plans will continue in force and effect until vested, exercised, forfeited, or expired pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. The total number of shares of the company’s common stock originally available for awards under the 2013 Omnibus Plan is 8.0 million shares and is subject to adjustment for stock splits, stock dividends and certain other transactions or events in the future.
Stock-based compensation expense was $5.2 million and $4.5 million for the three months ended March 31, 2015 and 2014, respectively.  The company granted options to acquire 0.6 million and 0.3 million shares of common stock to employees during the three months ended March 31, 2015 and 2014, respectively.  In addition, the company issued a total of 0.5 million restricted stock units to employees and directors during the three months ended March 31, 2015, and 0.1 million shares of restricted stock units to employees and directors during the three months ended March 31, 2014.  The restricted stock units granted to employees vest on the third anniversary of the grant date. The restricted stock units granted to directors vest on the second anniversary of the grant date.
The company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
14.  Contingencies and Significant Estimates
As of March 31, 2015, the company held reserves for environmental matters related to Enodis locations of approximately $0.7 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually or in the aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.
As of March 31, 2015, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last ten years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of March 31, 2015, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 were $25.9 million and $24.6 million, respectively; $4.2 million and $4.0 million, respectively, was reserved specifically for actual cases and $21.7 million and $20.6 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
As of March 31, 2015 and December 31, 2014, the company had reserved $85.1 million and $92.2 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.
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
15. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of March 31, 2015 and December 31, 2014 was $54.8 million and $59.5 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding as of March 31, 2015 and December 31, 2014 was $69.3 million and $58.9 million, respectively.  These amounts are not reduced for amounts the company would recover from the repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2018.
During the three months ended March 31, 2015 and 2014, the company sold $0.1 million and $20.7 million, respectively, of additional long-term notes receivable to third party financing companies. The company guarantees some percentage of notes sold, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected in financing activities in the Condensed Consolidated Statements of

Cash Flows.  During the three months ended March 31, 2015 and 2014, the customers paid $5.5 million and $27.9 million, respectively, on the notes to the third party financing companies.  As of March 31, 2015 and December 31, 2014, the outstanding balance of the notes receivable guaranteed by the company was $28.5 million and $34.0 million, respectively.
See Note 2, "Discontinued Operations," for discussion of debt guaranteed by the company related to Manitowoc Dong Yue.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the three months ended March 31, 2015 and the year ended December 31, 2014:

(in millions)	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Balance at beginning of period	$92.2	$99.0
Accruals for warranties issued during the period	8.7	59.8
Settlements made (in cash or in kind) during the period	(13.2)	(63.4)
Currency translation	(2.6)	(3.2)
Balance at end of period	$85.1	$92.2
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
The components of periodic benefit costs for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended March 31, 2015
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.7	$0.1
Interest cost of projected benefit obligations	2.3	2.2	0.5
Expected return on plan assets	(2.2)	(1.9)	—
Amortization of actuarial net loss	1.3	0.6	—
Net periodic benefit costs	$1.4	$1.6	$0.6

	Three Months Ended March 31, 2014
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.6	$0.1
Interest cost of projected benefit obligations	2.6	2.7	0.5
Expected return on plan assets	(2.4)	(2.3)	—
Amortization of actuarial net loss	0.7	0.4	(0.1)
Net periodic benefit costs	$0.9	$1.4	$0.5

17. Restructuring
The following is a roll-forward of all restructuring activities relating to the Crane segment for the three months ended March 31, 2015 (in millions):

Restructuring Reserve Balance as of December 31, 2014	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of March 31, 2015
$4.7	$0.2	$(1.9)	$3.0

The following is a roll-forward of all restructuring activities relating to the Foodservice segment for the three months ended March 31, 2015 (in millions):

Restructuring Reserve Balance as of December 31, 2014	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of March 31, 2015
$15.6	$0.9	$(0.3)	$16.2
18. Separation Costs and Activities
On January 29, 2015, the company announced that its Board of Directors approved a plan to pursue a separation of the company’s Crane and Foodservice businesses into two independent, publicly-traded companies (the “separation”). The company currently anticipates effecting the separation through a tax-free spin-off of the Foodservice business and expects the separation to be completed in the first quarter of 2016.
In connection with the separation activities, the Board of Directors has designated Mr. Kenneth Krueger to serve as a Board liaison with senior management which will require that he meet with senior management on a regular basis.  The Board has agreed that Mr. Krueger will be paid $.03 million per month for those additional services.
In April 2015, the company issued a total of 0.4 million restricted stock awards to employees as retention awards to provide additional incentive for the employees to continue in employment and contribute toward the successful completion of the separation. Under the retention agreements, each employee was granted restricted shares of common stock of the company that will vest on the second anniversary of the separation if the employee has been continuously employed with the company or an affiliate through that second anniversary.
During the three months ended March 31, 2015, the company recorded $1.5 million of separation costs consisting of professional and consulting fees.

19. Recent Accounting Changes and Pronouncements
In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides guidance on accounting for a software license in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Further, all software licenses are within the scope of Subtopic 350-40 and will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” To simplify the presentation of debt issuance costs, this update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. The guidance will be applied on a retrospective basis. The company is evaluating the impact of the adoption of this ASU on the company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 820) - Amendments to the Consolidation Analysis.” This update amends the current consolidation guidance for both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update provided a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2016, and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. The company is evaluating the impact, if any, the adoption of this ASU will have on the company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations in Accounting Standard Codification Subtopic 205-20, and now requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There will also be additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014. The significance of this guidance for the company is dependent on any future disposals.

20.  Business Segments
The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has two reportable segments: Crane and Foodservice.  Net sales and earnings from operations by segment are summarized as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
Net sales:
Crane	$406.7	$466.7
Foodservice	345.4	383.3
Total net sales	$752.1	$850.0
Earnings (loss) from continuing operations:
Crane	$9.7	$22.6
Foodservice	33.0	57.9
Corporate expense	(18.8)	(16.1)
Amortization expense	(8.6)	(8.8)
Separation expense	(1.5)	—
Restructuring expense	(1.1)	(2.0)
Earnings from continuing operations	$12.7	$53.6
Other income (expenses):
Interest expense	$(23.6)	$(19.3)
Amortization of deferred financing fees	(1.1)	(1.2)
Loss on debt extinguishment	—	(25.3)
Other income - net	2.5	0.8
(Loss) earnings from continuing operations before taxes on earnings	$(9.5)	$8.6

As of March 31, 2015 and December 31, 2014, the total assets by segment were as follows:

(in millions)	March 31, 2015	December 31, 2014
Crane	$1,730.5	$1,742.3
Foodservice	1,921.2	1,902.0
Corporate	165.2	172.3
Total	$3,816.9	$3,816.6

21.  Subsequent Events

In April 2015, the company monetized the derivative liability related to $75.0 million notional amount of its fixed-to-float interest rate swaps related to the 2020 Notes and $45.0 million notional amount of its fixed-to-float interest rate swaps related to the 2022 Notes. The loss on the monetization of these swaps of $0.7 million was treated as a decrease to the debt balances for the 2020 Notes and 2022 Notes, and is being amortized against interest expense over the life of the original swaps.

22.  Subsidiary Guarantors of 2020 Notes and 2022 Notes

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
The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$476.0	$419.9	$(143.8)	$752.1
Costs and expenses:
Cost of sales	—	381.9	331.5	(143.8)	569.6
Engineering, selling and administrative expenses	18.0	76.2	64.4	—	158.6
Amortization expense	—	7.4	1.2	—	8.6
Restructuring expense	—	0.9	0.2	—	1.1
Separation expense	1.5	—	—	—	1.5
Equity in loss (earnings) of subsidiaries	66.2	(9.0)	—	(57.2)	—
Total costs and expenses	85.7	457.4	397.3	(201.0)	739.4

Operating (loss) earnings from continuing operations	(85.7)	18.6	22.6	57.2	12.7

Other income (expenses):
Interest expense	(21.5)	(0.6)	(1.5)	—	(23.6)
Amortization of deferred financing fees	(1.1)	—	—	—	(1.1)
Management fee income (expense)	16.0	(15.3)	(0.7)	—	—
Other income (expense), net	74.1	(5.2)	5.4	(71.8)	2.5
Total other income (expenses)	67.5	(21.1)	3.2	(71.8)	(22.2)

Earnings (loss) from continuing operations before taxes on earnings	(18.2)	(2.5)	25.8	(14.6)	(9.5)
(Benefit) provision for taxes on income	(9.8)	(1.1)	9.7	—	(1.2)
(Loss) earnings from continuing operations	(8.4)	(1.4)	16.1	(14.6)	(8.3)

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	—
Net (loss) earnings	(8.4)	(1.5)	16.1	(14.6)	(8.4)
Less: Net earnings attributable to noncontrolling interest	—	—	—	—	—
Net (loss) earnings attributable to Manitowoc	$(8.4)	$(1.5)	$16.1	$(14.6)	$(8.4)

Comprehensive (loss) income attributable to Manitowoc	$(73.9)	$(7.4)	$35.2	$(27.8)	$(73.9)

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$547.4	$430.7	$(128.1)	$850.0
Costs and expenses:
Cost of sales	—	417.9	334.5	(128.1)	624.3
Engineering, selling and administrative expenses	15.2	73.1	73.0	—	161.3
Amortization expense	—	7.4	1.4	—	8.8
Restructuring expense	—	1.4	0.6	—	2.0
Equity in (earnings) loss of subsidiaries	(13.0)	(9.4)	—	22.4	—
Total costs and expenses	2.2	490.4	409.5	(105.7)	796.4

Operating (loss) earnings from continuing operations	(2.2)	57.0	21.2	(22.4)	53.6

Other income (expenses):
Interest expense	(16.7)	(0.4)	(2.2)	—	(19.3)
Amortization of deferred financing fees	(1.2)	—	—	—	(1.2)
Loss on debt extinguishment	(25.3)	—	—	—	(25.3)
Management fee income (expense)	15.4	(17.0)	1.6	—	—
Other income (expense), net	5.4	(7.9)	3.3	—	0.8
Total other (expenses) income	(22.4)	(25.3)	2.7	—	(45.0)

(Loss) earnings from continuing operations before taxes on earnings	(24.6)	31.7	23.9	(22.4)	8.6
(Benefit) provision for taxes on earnings	(15.8)	12.2	6.2	—	2.6
(Loss) earnings from continuing operations	(8.8)	19.5	17.7	(22.4)	6.0

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.1)	(0.9)	—	(1.0)
Loss on sale of discontinued operations, net of income taxes	—	—	(9.9)	—	(9.9)
Net (loss) earnings	(8.8)	19.4	6.9	(22.4)	(4.9)
Less: Net loss attributable to noncontrolling interest	—	—	3.9	—	3.9
Net (loss) earnings attributable to Manitowoc	$(8.8)	$19.4	$3.0	$(22.4)	$(8.8)

Comprehensive (loss) income attributable to Manitowoc	$(5.7)	$18.2	$(1.6)	$(16.6)	$(5.7)

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of March 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.9	$3.1	$63.2	$—	$68.2
Restricted cash	2.8	—	20.6	—	23.4
Accounts receivable — net	0.2	—	256.6	(20.4)	236.4
Intercompany short term note receivable	—	—	109.0	(109.0)	—
Intercompany interest receivable	43.3	3.2	—	(46.5)	—
Inventories — net	—	359.8	335.1	—	694.9
Deferred income taxes	69.2	—	0.7	—	69.9
Other current assets	4.1	6.7	147.6	—	158.4
Total current assets	121.5	372.8	932.8	(175.9)	1,251.2

Property, plant and equipment — net	7.8	325.1	233.1	—	566.0
Goodwill	—	960.5	222.9	—	1,183.4
Other intangible assets — net	—	554.2	139.4	—	693.6
Intercompany long-term receivable	805.0	195.3	848.7	(1,849.0)	—
Intercompany accounts receivable	—	1,516.0	674.8	(2,190.8)	—
Other non-current assets	65.0	3.2	54.5	—	122.7
Investment in affiliates	4,293.3	3,654.8	—	(7,948.1)	—
Total assets	$5,292.6	$7,581.9	$3,106.2	$(12,163.8)	$3,816.9

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$26.8	$400.9	$333.7	$(20.4)	$741.0
Short-term borrowings and current portion of long-term debt	26.7	4.1	35.7	—	66.5
Intercompany short term note payable	109.0	—	—	(109.0)	—
Intercompany interest payable	3.2	—	43.3	(46.5)	—
Product warranties	—	42.4	30.1	—	72.5
Customer advances	—	15.7	12.8	—	28.5
Product liabilities	—	23.5	2.4	—	25.9
Total current liabilities	165.7	486.6	458.0	(175.9)	934.4
Non-Current Liabilities:
Long-term debt, less current portion	1,563.6	23.4	20.7	—	1,607.7
Deferred income taxes	165.1	—	13.7	—	178.8
Pension obligations	129.1	7.3	2.4	—	138.8
Postretirement health and other benefit obligations	48.8	2.2	1.3	—	52.3
Long-term deferred revenue	—	10.4	26.4	—	36.8
Intercompany long-term note payable	191.0	814.7	843.3	(1,849.0)	—
Intercompany accounts payable	2,190.8	—	—	(2,190.8)	—
Other non-current liabilities	79.7	9.0	20.6	—	109.3
Total non-current liabilities	4,368.1	867.0	928.4	(4,039.8)	2,123.7
Equity
Total equity	758.8	6,228.3	1,719.8	(7,948.1)	758.8
Total liabilities and equity	$5,292.6	$7,581.9	$3,106.2	$(12,163.8)	$3,816.9

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.6	$3.3	$63.1	$—	$68.0
Restricted cash	2.8	—	20.9	—	23.7
Accounts receivable — net	0.1	—	233.6	(6.3)	227.4
Intercompany short term note receivable	—	—	201.7	(201.7)	—
Intercompany interest receivable	41.5	3.2	—	(44.7)	—
Inventories — net	—	306.3	338.2	—	644.5
Deferred income taxes	67.1	—	4.2	—	71.3
Other current assets	3.6	6.7	140.9	—	151.2
Current assets of discontinued operations	—	—	—	—	—
Total current assets	116.7	319.5	1,002.6	(252.7)	1,186.1

Property, plant and equipment — net	7.7	325.8	257.5	—	591.0
Goodwill	—	960.5	237.6	—	1,198.1
Other intangible assets — net	—	561.6	153.1	—	714.7
Intercompany long-term notes receivable	892.5	195.3	851.3	(1,939.1)	—
Intercompany accounts receivable	—	1,619.7	796.8	(2,416.5)	—
Other non-current assets	66.7	3.1	56.9	—	126.7
Long-term assets of discontinued operations	—	—	—	—	—
Investment in affiliates	4,423.6	3,629.4	—	(8,053.0)	—
Total assets	$5,507.2	$7,614.9	$3,355.8	$(12,661.3)	$3,816.6

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$27.1	$420.8	$365.8	$(6.3)	$807.4
Short-term borrowings and current portion of long-term debt	24.1	2.8	53.4	—	80.3
Intercompany short term note payable	201.7	—	—	(201.7)	—
Intercompany interest payable	3.2	—	41.5	(44.7)	—
Product warranties	—	45.2	32.5	—	77.7
Customer advances	—	7.3	14.0	—	21.3
Product liabilities	—	22.1	2.5	—	24.6
Current liabilities of discontinued operation	—	—	—	—	—
Total current liabilities	256.1	498.2	509.7	(252.7)	1,011.3
Non-Current Liabilities:
Long-term debt, less current portion	1,393.0	25.3	24.9	—	1,443.2
Deferred income taxes	165.2	—	21.0	—	186.2
Pension obligations	129.1	7.9	4.0	—	141.0
Postretirement health and other benefit obligations	49.5	2.1	1.5	—	53.1
Long-term deferred revenue	—	10.7	27.2	—	37.9
Intercompany long-term note payable	191.0	813.5	934.6	(1,939.1)	—
Intercompany accounts payable	2,416.5	—	—	(2,416.5)	—
Other non-current liabilities	82.7	11.5	25.6	—	119.8
Long-term liabilities of discontinued operations	—	—	—	—	—
Total non-current liabilities	4,427.0	871.0	1,038.8	(4,355.6)	1,981.2
Equity
Manitowoc stockholders' equity	824.1	6,245.7	1,807.3	(8,053.0)	824.1
Noncontrolling interest	—	—	—	—	—
Total equity	824.1	6,245.7	1,807.3	(8,053.0)	824.1
Total liabilities and equity	$5,507.2	$7,614.9	$3,355.8	$(12,661.3)	$3,816.6

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$52.1	$(71.8)	$(44.1)	$(71.8)	$(135.6)
Cash used for operating activities of discontinued operations	—	(0.1)	—	—	(0.1)
Net cash provided (used for) by operating activities	52.1	(71.9)	(44.1)	(71.8)	(135.7)

Cash Flows from Investing:
Capital expenditures	(0.4)	(7.5)	(3.8)	—	(11.7)
Proceeds from sale of property, plant and equipment	—	—	2.0	—	2.0
Intercompany investments	(132.6)	64.2	237.1	(168.7)	—
Net cash (used for) provided by investing activities	(133.0)	56.7	235.3	(168.7)	(9.7)

Cash Flows from Financing:
Proceeds on revolving credit facility—net	175.0	—	—	—	175.0
Payments on long-term debt	(4.4)	(0.5)	(18.0)	—	(22.9)
Proceeds from long-term debt	—	—	1.0	—	1.0
Payments on notes financing—net	—	—	(5.5)	—	(5.5)
Dividends paid		—	(71.8)	71.8	—
Exercises of stock options	3.4	—	—	—	3.4
Intercompany financing	(92.8)	15.5	(91.4)	168.7	—
Net cash provided by (used for) financing activities of continuing operations	81.2	15.0	(185.7)	240.5	151.0
Net cash used for financing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used for) financing activities	81.2	15.0	(185.7)	240.5	151.0

Effect of exchange rate changes on cash	—	—	(5.4)	—	(5.4)

Net increase (decrease) in cash and cash equivalents	0.3	(0.2)	0.1	—	0.2

Balance at beginning of period	1.6	3.3	63.1	—	68.0
Balance at end of period	$1.9	$3.1	$63.2	$—	$68.2

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used for operating activities of continuing operations	$(89.1)	$(29.7)	$(145.8)	$—	$(264.6)
Cash used for operating activities of discontinued operations	—	(0.1)	(6.7)	—	(6.8)
Net cash used for operating activities	(89.1)	(29.8)	(152.5)	—	(271.4)

Cash Flows from Investing:
Capital expenditures	—	(9.7)	(7.0)	—	(16.7)
Proceeds from sale of property, plant and equipment	—	—	1.0	—	1.0
Restricted cash	—	—	(13.2)	—	(13.2)
Intercompany investments	(147.6)	43.8	173.3	(69.5)	—
Net cash (used for) provided by investing activities of continuing operations	(147.6)	34.1	154.1	(69.5)	(28.9)
Net cash used for investing activities of discontinued operations	—	—	—	—	—
Net cash (used for) provided by investing activities	(147.6)	34.1	154.1	(69.5)	(28.9)

Cash Flows from Financing:
Proceeds from revolving credit facility—net	314.0	—	—	—	314.0
Payments on long-term debt	(562.6)	(0.2)	(7.9)	—	(570.7)
Proceeds from long-term debt	550.0	—	30.6	—	580.6
Payments on notes financing—net	—	—	(7.2)	—	(7.2)
Exercises of stock options	19.9	—	—	—	19.9
Intercompany financing	(76.2)	(2.2)	8.9	69.5	—
Net cash provided by (used for) financing activities of continuing operations	240.2	(2.4)	24.4	69.5	331.7
Net cash used for financing activities of discontinued operations	—	—	(7.2)	—	(7.2)
Net cash provided by (used for) financing activities	240.2	(2.4)	17.2	69.5	324.5

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Net increase in cash and cash equivalents	3.5	1.9	18.5	—	23.9

Balance at beginning of period	1.2	3.3	50.4	—	54.9
Balance at end of period	$4.7	$5.2	$68.9	$—	$78.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014
Analysis of Net Sales
The following table presents net sales by business segment:

	Three Months Ended March 31,
(in millions)	2015	2014
Net sales:
Crane	$406.7	$466.7
Foodservice	345.4	383.3
Total net sales	$752.1	$850.0
Consolidated net sales for the three months ended March 31, 2015 decreased 11.5% to $752.1 million from $850.0 million for the same period in 2014.  The decrease in net sales was driven by decreases of 12.9% and 9.9% in Crane segment and Foodservice segment net sales, respectively, for the three months ended March 31, 2015 compared to the prior year period.
Crane segment net sales decreased 12.9% for the three months ended March 31, 2015 to $406.7 million versus $466.7 million for the same period in 2014.  The decrease in net sales for the three months ended March 31, 2015 was primarily due to volume decreases across all product lines, with the exception of all terrain/truck mounted cranes, driven by weakness in the rough terrain and boom truck markets in North America and Latin America compared to prior year. Crane segment net sales for the three months ended March 31, 2015 were unfavorably impacted by $38.2 million from the volatility of foreign currencies in relation to the U.S. Dollar.
As of March 31, 2015, total Crane segment backlog was $770.0 million, a 4.3% increase from the December 31, 2014 backlog of $738.0 million, and an 8.6% decrease from the March 31, 2014 backlog of $842.0 million.
Net sales from the Foodservice segment for the three months ended March 31, 2015 decreased 9.9% to $345.4 million versus $383.3 million for the comparable period in 2014. The decrease in net sales was primarily due reduced capital expenditures from large restaurant chains and the impact of two strong product rollouts that benefited the first quarter in the prior year. Foodservice segment sales for the three months ended March 31, 2015 were unfavorably impacted by $16.1 million from the volatility of foreign currencies in relation to the U.S. Dollar.

Analysis of Operating Earnings
The following table presents operating earnings by business segment.

	Three Months Ended March 31,
(in millions)	2015	2014
Earnings from operations:
Crane	$9.7	$22.6
Foodservice	33.0	57.9
Corporate expense	(18.8)	(16.1)
Amortization expense	(8.6)	(8.8)
Restructuring expense	(1.1)	(2.0)
Separation expense	(1.5)	—
Total	$12.7	$53.6
Consolidated gross profit for the three months ended March 31, 2015 was $182.5 million, a decrease of $43.2 million compared to the $225.7 million of consolidated gross profit for the same period in 2014. The decrease in consolidated gross profit for the three months ended March 31, 2015 compared to the prior year period was driven by a 20.8% decrease in Crane segment gross profit and a 17.9% decrease in Foodservice segment gross profit.
For the three months ended March 31, 2015 compared to the same period in 2014, the Crane segment gross profit decreased $19.8 million. This decrease was primarily the result of the sales decrease noted previously, which also resulted in lower absorption. The decreases were only partially offset by purchasing and manufacturing cost savings.
For the three months ended March 31, 2015, the Foodservice segment gross profit decreased $23.4 million compared to the same period last year. This decrease was primarily due to the sales decrease noted previously, as well as on-going Kitchen Care start-up costs. This decrease was only partially offset by savings from purchasing and manufacturing cost reduction initiatives.
For the three months ended March 31, 2015, engineering, selling and administrative (“ES&A”) expenses decreased $2.7 million to $158.6 million versus $161.3 million compared to the three months ended March 31, 2014. Crane segment ES&A for the three months ended March 31, 2015 decreased $7.0 million compared to the prior year period. The decrease in Crane segment ES&A was due primarily to a decrease in trade show expenses as well as lower wages and benefits. For the three months ended March 31, 2015, Foodservice segment ES&A increased $1.5 million compared to the prior year period primarily due to higher selling costs based on sales mix.  For the three months ended March 31, 2015, corporate expenses were $18.8 million compared to $16.1 million for the prior year period. The increase was primarily due to higher pension expenses, stock-based compensation expense, and wages compared to the prior year period.
For the three months ended March 31, 2015, Crane segment operating earnings were $9.7 million compared to $22.6 million for the three months ended March 31, 2014. The decrease in operating earnings was primarily the result of the decrease in gross profit, partially offset by the decrease in ES&A described above.
For the three months ended March 31, 2015, Foodservice segment operating earnings were $33.0 million compared to $57.9 million for the three months ended March 31, 2014. The changes in operating earnings were a result of the decrease in gross profit and increase in ES&A described above.
Analysis of Non-Operating Income Statement Items
There was not any loss on debt extinguishment for the three months ended March 31, 2015. The loss on debt extinguishment for the three months ended March 31, 2014 was $25.3 million, of which $23.3 million related to the February 2014 redemption of the 2018 Notes, which consisted of $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. The remaining $2.0 million loss related to the write-off of deferred financing fees as a result of the January 2014 credit facility refinancing.
Interest expense for the three months ended March 31, 2015 was $23.6 million versus $19.3 million for the three months ended March 31, 2014.  The increase in interest expense for the three months ended March 31, 2015 was a result of the monetization balance of $8.3 million being amortized as a reduction to interest expense during the first quarter of 2014 as a result of the redemption of the 2018 Notes during that period.  Amortization expense for deferred financing fees was $1.1 million for the three months ended March 31, 2015 compared to $1.2 million for the three months ended March 31, 2014. The decrease in amortization expense for the three months ended March 31, 2015 was related to the lower balance of deferred financing fees as a result of the redemption of the 2018 Notes and the company’s debt reduction efforts.
Other income for the three months ended March 31, 2015 was $2.5 million compared to $0.8 million for the same period in 2014. The increase in other income for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to higher foreign currency gains.
For the three months ended March 31, 2015, the company recorded an income tax benefit of $1.2 million, compared to income tax expense of $2.6 million for the three months ended March 31, 2014.  The decrease in the company's tax expense for the three months ended March 31, 2015 relative to the prior year resulted primarily from a lower level of income. The company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.
Loss from discontinued operations for the three months ended March 31, 2015 was $0.1 million compared to $1.0 million for the same period ended 2014. The decrease in loss from discontinued operations for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to the disposal of Manitowoc Dong Yue in January 2014.
There was no loss on the sale of discontinued operations for the three months ended March 31, 2015. Loss on sale of discontinued operations was $9.9 million for the three months ended March 31, 2014 related to the sale of Manitowoc Dong Yue. For more information regarding the sale of Manitowoc Dong Yue business, see Note 2, “Discontinued Operations,” of the condensed consolidated financial statements.
Financial Condition
First Three Months of 2015
Cash and cash equivalents balance as of March 31, 2015 totaled $68.2 million, an increase of $0.2 million from the December 31, 2014 balance of $68.0 million.  Cash flows used for operating activities of continuing operations for the first three months of 2015 were $135.6 million compared to cash flows used for continuing operations of $264.6 million for the first three months of 2014.  During the first three months of 2015 compared to the first three months of 2014, the decrease in cash flows used for continuing operations was primarily due to the timing of payments on accrued expenses and a decrease in income taxes paid, as well as improvements in working capital, particularly inventory levels for cranes.
Cash flows used for investing activities of $9.7 million for the first three months of 2015 consisted of capital expenditures of $11.7 million, with the majority of the capital expenditures related to equipment purchases for the Crane and Foodservice segments and the continued enterprise resource planning (“ERP”) system implementation in the Crane segment, offset by proceeds from sales of property, plant, and equipment.
Cash flows provided by financing activities of $151.0 million for the first three months of 2015 consisted primarily of proceeds from the revolving credit facility.
First Three Months of 2014
Cash and cash equivalents balance as of March 31, 2014 totaled $78.8 million, an increase of $23.9 million from the December 31, 2013 balance of $54.9 million. Cash flows used for operating activities of continuing operations for the first three months of 2014 were $264.6 million. During the first three months of 2014, cash flows used for continuing operations related to seasonal working capital requirements including unfavorable changes in the timing of accounts payable payments, as well as income taxes paid.
Cash flows used for investing activities of $28.9 million for the first three months of 2014 primarily consisted of capital expenditures of $16.7 million, with the majority of the capital expenditures related to equipment purchases for the Crane and Foodservice segments and the ERP system implementation in the Crane segment.
Cash flows used by financing activities of $324.5 million for the first three months of 2014 consisted primarily of proceeds from the revolving credit facility.
Liquidity and Capital Resources
Outstanding debt as of March 31, 2015 and December 31, 2014 is summarized as follows:

(in millions)	March 31, 2015	December 31, 2014
Revolving credit facility	$175.0	$—
Term loan A	332.5	336.9
Term loan B	168.5	168.5
Senior notes due 2020	615.2	614.8
Senior notes due 2022	299.1	296.9
Other	83.9	106.4
Total debt	1,674.2	1,523.5
Less current portion and short-term borrowings	(66.5)	(80.3)
Long-term debt	$1,607.7	$1,443.2
On January 3, 2014, the company entered into a $1,050.0 million Third Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., Bank of America, N.A., Wells Fargo Bank, National Association, and SunTrust Bank as Syndication Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., BMO Harris Bank N.A., and Rabobank Nederland, New York Branch as Documentation Agents. The Senior Credit Facility, which replaced the Prior Senior Credit Facility (as defined below), includes three different loan facilities. The first is a revolving facility in the amount of $500.0 million, with a term of five years. The second facility is a Term Loan A in the aggregate amount of $350.0 million, with a term of five years. The third facility is a Term Loan B in the amount of $200.0 million, with a term of seven years.
Entry into the Senior Credit Facility resulted in a loss on debt extinguishment of $2.0 million related to the write-off of deferred financing fees.
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
See additional discussion of the Senior Credit Facility and the Senior Notes in Note 8, “Debt,” of the condensed consolidated financial statements.
As of March 31, 2015, the company had outstanding $83.9 million of other indebtedness that has a weighted-average interest rate of approximately 5.6%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of March 31, 2015, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps related to Term Loan A of the Senior Credit Facility. The interest rate swaps fix the interest related to $175.0 million notional amount of Term Loan A at a rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the Senior Credit Facility. The unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility. Including interest rate swaps at March 31, 2015, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 2.86% and 3.25%, respectively. Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.19% and 3.25% respectively, at March 31, 2015.
As of March 31, 2015, $75.0 million and $125.0 million of the 2020 Notes and 2022 Notes were swapped to floating interest rates. Including the impact of these swaps, the 2020 Notes and 2022 Notes have an all-in interest rate of 8.31% and 5.19%, respectively.
As of March 31, 2015, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2020 Notes, and the 2022 Notes.  Based upon current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months. As of March 31, 2015 the company’s Consolidated Senior Secured Leverage Ratio was 2.30:1, while the maximum ratio is 3.25:1, and the Consolidated Interest Coverage Ratio was 4.17:1, above the minimum ratio of 2.75:1.
On February 20, 2015, the company entered into Amendment No. 2 to the Third Amended and Restated Credit Agreement which reflects changes to the definition of Adjusted EBITDA under the agreement, retroactive to December 31, 2014. The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of extraordinary or non-recurring non-cash charges or benefits, certain restructuring and recapitalization charges (limited to $50.0 million during any period of twelve consecutive months), stock-based compensation and pension and post-retirement expenses that are adjustments per the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of March 31, 2015 was $394.1 million. The company believes this non-GAAP measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of net earnings attributable to the company to Adjusted EBITDA for the trailing twelve months ended March 31, 2015 was as follows:

Trailing Twelve Months,
(in millions)	March 31, 2015
Net earnings attributable to Manitowoc	$144.9
Loss from discontinued operations	0.5
Loss on sale of discontinued operations	1.1
Depreciation and amortization	105.9
Interest expense and amortization of deferred financing fees	102.6
Costs due to early extinguishment of debt	0.2
Restructuring expense	8.1
Separation expense	1.5
Income taxes	4.8
Pension and post-retirement	12.4
Stock-based compensation	13.3
Other	(1.2)
Adjusted EBITDA	$394.1
The company maintains an accounts receivable securitization program with a commitment size of $185.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  See Note 9, “Accounts Receivable Securitization,” of the condensed consolidated financial statements for further details regarding the program.
The company’s liquidity position at March 31, 2015 and December 31, 2014 is summarized as follows:

(in millions)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$68.2	$68.0
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(175.0)	—
Less: Outstanding letters of credit	(5.2)	(5.4)
Total liquidity	$388.0	$562.6
The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.
The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million and expires in January 2019.  As of March 31, 2015, the company had $175.0 million of borrowings outstanding under the revolving facility.  During the quarter ended March 31, 2015, the highest daily borrowing was $371.0 million and the average borrowing was $289.4 million, while the average interest rate was 2.61% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company.  As of March 31, 2015, the spreads for LIBOR and Prime borrowings were 2.00% and 1.00%, respectively, given the company’s effective Consolidated Total Leverage Ratio for this period.
The company has not provided for additional U.S. income taxes on approximately $664.2 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At March 31, 2015, approximately $51.2 million of the company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the company has asserted are permanently reinvested. The company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the company does not currently forecast a need for these funds in the U.S. because its U.S. operations and debt service are supported by the cash generated by its U.S. operations.

Critical Accounting Policies
Our critical accounting policies have not materially changed since the 2014 Form 10-K was filed.
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
Foodservice - weather; global expansion of customers; commercial ice-cube machine and other foodservice equipment replacement cycles in the United States and other mature markets; changes in capital expenditures, refresh/renovation, and growth plans by large national restaurant accounts and global chains; growth in demand for foodservice equipment by customers in emerging markets; demand for quick service restaurants (QSR) chains and kiosks; unexpected issues and costs related to the launch and ongoing operations of KitchenCare; and unexpected issues associated with Manitowoc’s ability to identify and implement greater efficiencies throughout the foodservice segment during the year.
Corporate (including factors that may affect both of our segments) - possible negative effects on the company's business operations, assets, or financial results as a result of the planned separation of the company into two independent publicly-traded companies; changes in laws and regulations, as well as their enforcement, throughout the world; the ability to complete and appropriately integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances, joint ventures and other strategic alternatives; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, and unanticipated issues associated with transitional services; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; the ability to focus and capitalize on product quality and reliability; issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, and/or consolidations of existing facilities and operations; efficiencies and capacity utilization of facilities; actions of competitors, including competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; unanticipated changes in capital and financial markets; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of financing leverage; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; growth of general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms); unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of tax audits; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company’s business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; actions of activist shareholders; risks associated with data security and technological systems and protections; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; government approval and funding of projects; and other events outside our control.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
The company’s market risk disclosures have not materially changed since the 2014 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2014.
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
Changes in Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the period covered by this report, we made no changes that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1A. Risk Factors
The company’s risk factors disclosures have not materially changed since the 2014 Form 10-K was filed. The company’s risk factors are incorporated by reference from Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Item 6.  Exhibits
(a)   Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2015	The Manitowoc Company, Inc.
(Registrant)

/s/ Glen E. Tellock
Glen E. Tellock
Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
March 31, 2015

Exhibit No.	Description	Filed/Furnished Herewith

3.1
Restated By-Laws of The Manitowoc Company, Inc. (as amended through January 27, 2015) (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 27, 2015, and incorporated herein by reference)

10.1
Settlement Agreement dated February 6, 2015 among The Manitowoc Company, Inc., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P. and Icahn Enterprises G.P. Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 6, 2015, and incorporated herein by reference)

10.2
Form of Retention Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2015, and incorporated herein by reference)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith
(2)  Furnished Herewith