Form 10-Q
period 2015-09-30
MANITOWOC CO INC
filed 2015-11-03
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2015, the most recent practicable date, was 136,589,611.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$863.5	$986.3	$2,501.0	$2,849.1
Costs and expenses:
Cost of sales	657.8	742.4	1,890.3	2,108.7
Engineering, selling and administrative expenses	144.4	152.1	447.7	478.9
Amortization expense	8.6	8.8	25.8	26.4
Restructuring expense	0.4	1.7	1.6	4.7
Separation expense	10.0	—	19.8	—
Other	0.1	—	0.5	0.1
Total operating costs and expenses	821.3	905.0	2,385.7	2,618.8

Earnings from operations	42.2	81.3	115.3	230.3

Other income (expense):
Interest expense	(24.3)	(24.7)	(72.3)	(69.1)
Amortization of deferred financing fees	(1.1)	(1.0)	(3.2)	(3.3)
Loss on debt extinguishment	—	—	—	(25.3)
Other (expense) income - net	(1.0)	0.7	4.4	(1.6)
Total other expense	(26.4)	(25.0)	(71.1)	(99.3)

Earnings from continuing operations before taxes on income	15.8	56.3	44.2	131.0
Provision (benefit) for taxes on income	11.1	(18.1)	24.6	3.7
Earnings from continuing operations	4.7	74.4	19.6	127.3

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $0.0, $(0.1), $0.0 and $(0.4), respectively	0.1	(0.2)	0.1	(1.5)
Loss on sale of discontinued operations, net of income taxes of $0.0, $(0.6), $0.0 and $(0.6), respectively	—	(1.1)	—	(11.0)
Net earnings	4.8	73.1	19.7	114.8
Less: Net earnings attributable to noncontrolling interest, net of income taxes	—	—	—	3.9
Net earnings attributable to Manitowoc	$4.8	$73.1	$19.7	$110.9

Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$4.7	$74.4	$19.6	$123.0
Earnings (loss) from discontinued operations, net of income taxes	0.1	(0.2)	0.1	(1.1)
Loss on sale of discontinued operations, net of income taxes	—	(1.1)	—	(11.0)
Net earnings attributable to Manitowoc	$4.8	$73.1	$19.7	$110.9

Basic earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.03	$0.55	$0.14	$0.91
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—	—	(0.01)
Loss on sale of discontinued operations, net of income taxes	—	(0.01)	—	(0.08)
Earnings per share attributable to Manitowoc common shareholders	$0.04	$0.54	$0.14	$0.82

Diluted earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.03	$0.54	$0.14	$0.89
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—	—	(0.01)
Loss on sale of discontinued operations, net of income taxes	—	(0.01)	—	(0.08)
Earnings per share attributable to Manitowoc common shareholders	$0.03	$0.53	$0.14	$0.81

Weighted average shares outstanding — basic	136,164,053	135,222,411	135,983,603	134,803,784
Weighted average shares outstanding — diluted	137,408,104	137,597,804	137,331,454	137,606,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$4.8	$73.1	$19.7	$114.8
Other comprehensive income (loss), net of tax
Unrealized loss on derivatives, net of income tax benefit of $(0.2), $(1.1), $(0.4) and $(2.2), respectively	(0.3)	(2.1)	(0.1)	(4.1)
Employee pension and postretirement benefits, net of income tax provision of $0.5, $0.3, $1.5 and $0.8, respectively	1.4	0.7	4.2	2.3
Foreign currency translation adjustments	(18.5)	(48.2)	(72.7)	(46.8)
Total other comprehensive loss, net of tax	(17.4)	(49.6)	(68.6)	(48.6)
Comprehensive (loss) income	(12.6)	23.5	(48.9)	66.2
Comprehensive income attributable to noncontrolling interest	—	—	—	3.9
Comprehensive (loss) income attributable to Manitowoc	$(12.6)	$23.5	$(48.9)	$62.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014
(Unaudited)
(In millions, except share data)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and temporary investments	$75.2	$68.0
Restricted cash	20.1	23.7
Accounts receivable, less allowances of $19.0 and $19.4, respectively	259.0	227.4
Inventories — net	717.9	644.5
Deferred income taxes	67.4	71.3
Other current assets	129.5	144.6
Current assets held for sale	8.1	6.6
Total current assets	1,277.2	1,186.1

Property, plant and equipment — net	551.8	591.0
Goodwill	1,155.5	1,198.1
Other intangible assets — net	646.3	714.7
Other long-term assets	109.8	126.2
Long-term assets held for sale	64.2	0.5
Total assets	$3,804.8	$3,816.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$720.7	$807.4
Short-term borrowings	63.2	80.3
Product warranties	72.8	77.7
Customer advances	27.3	21.3
Product liabilities	26.8	24.6
Current liabilities held for sale	20.2	—
Total current liabilities	931.0	1,011.3
Non-Current Liabilities:
Long-term debt	1,575.3	1,443.2
Deferred income taxes	180.8	186.2
Pension obligations	137.6	141.0
Postretirement health and other benefit obligations	50.5	53.1
Long-term deferred revenue	35.7	37.9
Other non-current liabilities	103.3	119.8
Long-term liabilities held for sale	0.7	—
Total non-current liabilities	2,083.9	1,981.2
Commitments and contingencies (Note 15)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 136,589,611 and 135,543,869 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	552.6	539.7
Accumulated other comprehensive loss	(199.1)	(130.5)
Retained earnings	506.6	486.9
Treasury stock, at cost (26,586,317 and 27,632,059 shares, respectively)	(71.6)	(73.4)
Total equity	789.9	824.1
Total liabilities and equity	$3,804.8	$3,816.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operations:
Net earnings	$19.7	$114.8
Adjustments to reconcile net earnings to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	(0.1)	1.5
Depreciation	51.4	50.7
Amortization of intangible assets	25.8	26.4
Amortization of deferred financing fees	3.2	3.3
Deferred income taxes	4.1	(14.3)
Loss on early debt extinguishment	—	6.2
(Gain) loss on sale of property, plant and equipment	0.2	(3.1)
Loss on sale of discontinued operations	—	11.0
Other	8.9	0.7
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(43.5)	(56.3)
Inventories	(111.1)	(134.7)
Other assets	3.5	(14.7)
Accounts payable	(49.4)	(26.6)
Accrued expenses and other liabilities	13.3	(97.1)
Net cash used for operating activities of continuing operations	(74.0)	(132.2)
Net cash provided by (used for) operating activities of discontinued operations	0.1	(7.2)
Net cash used for operating activities	(73.9)	(139.4)

Cash Flows from Investing:
Capital expenditures	(41.5)	(57.9)
Proceeds from sale of property, plant and equipment	6.3	8.8
Restricted cash	2.6	(12.8)
Net cash used for investing activities	(32.6)	(61.9)

Cash Flows from Financing:
Proceeds from revolving credit facility	169.0	204.0
Payments on long-term debt	(48.0)	(600.0)
Proceeds from long-term debt	2.1	620.9
Payments on notes financing	(10.0)	(14.8)
Debt issuance costs	—	(5.0)
Exercises of stock options	4.0	25.2
Net cash provided by financing activities of continuing operations	117.1	230.3
Net cash used for financing activities of discontinued operations	—	(7.2)
Net cash provided by financing activities	117.1	223.1

Effect of exchange rate changes on cash	(3.4)	(1.9)

Net increase in cash and cash equivalents	7.2	19.9
Balance at beginning of period	68.0	54.9
Balance at end of period	$75.2	$74.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014
1.  Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, the cash flows for the same nine-month periods, and the financial position at September 30, 2015 and December 31, 2014, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the company’s annual consolidated financial statements and notes for the year ended December 31, 2014.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements.  However, the company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.
Certain prior period amounts have been reclassified to conform to the current period presentation. All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.
2.  Disposals
During the third quarter of 2015, the company's board of directors approved a plan to hold for sale a non-material Foodservice segment subsidiary. In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the assets and liabilities of this business have been classified as held for sale on the Condensed Consolidated Balance Sheet as of September 30, 2015.
3. Discontinued Operations
During the fourth quarter of 2013, the company agreed to sell its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. (“Manitowoc Dong Yue” or the “joint venture”), a consolidated entity, which produced mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as a discontinued operation in the company's financial statements. The transaction subsequently closed January, 2014. The transaction resulted in a $9.9 million loss on sale, net of tax during the first quarter of 2014.
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
The following selected financial data of the Manitowoc Dong Yue business for the three and nine months ended September 30, 2015 and 2014 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. There was no general corporate expense allocated to discontinued operations for this business during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net sales	$—	$—	$—	$0.3

Pretax loss from discontinued operation	$—	$—	$—	$(0.8)
Provision for taxes on earnings	—	—	—	—
Net loss from discontinued operation	$—	$—	$—	$(0.8)

The following selected financial data of various other businesses disposed of prior to 2014, consisting primarily of administrative costs, for the three and nine months ended September 30, 2015 and 2014, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.
During the third quarter of 2014, the company settled a pension obligation related to a previously disposed entity which resulted in a $1.1 million loss on sale, net of income tax benefit of $0.6 million, during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net sales	$—	$—	$—	$—

Pretax earnings (loss) from discontinued operations	$0.1	$(0.3)	$0.1	$(1.1)
Benefit for taxes on earnings	—	(0.1)	—	(0.4)
Net earnings (loss) from discontinued operations	$0.1	$(0.2)	$0.1	$(0.7)

4. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.4	$—	$0.4
Total current assets at fair value	$—	$0.4	$—	$0.4
Non-current Assets:
Commodity contracts	—	0.1	—	0.1
Total non-current assets at fair value	$—	$0.1	$—	$0.1
Current Liabilities:
Foreign currency exchange contracts	$—	$2.7	$—	$2.7
Commodity contracts	—	3.8	—	3.8
Interest rate swap contracts: Float-to-fixed	—	2.2	—	2.2
Total current liabilities at fair value	$—	$8.7	$—	$8.7
Non-current Liabilities:
Commodity contracts	$—	$0.7	$—	$0.7
Interest rate swap contracts: Float-to-fixed	—	1.9	—	1.9
Total non-current liabilities at fair value	$—	$2.6	$—	$2.6

	Fair Value as of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.1	$—	$2.1
Total current assets at fair value	$—	$2.1	$—	$2.1
Non-Current Assets:
Interest rate swap contracts: Float-to-fixed	$—	$0.8	$—	$0.8
Total non-current assets at fair value	$—	$0.8	$—	$0.8
Current Liabilities:
Foreign currency exchange contracts	$—	$7.9	$—	$7.9
Commodity contracts	—	1.0	—	1.0
Interest rate swap contracts: Float-to-fixed	—	2.3	—	2.3
Total current liabilities at fair value	$—	$11.2	$—	$11.2
Non-current Liabilities:
Commodity contracts:	$—	$0.4	$—	$0.4
Interest rate swap contracts: Fixed-to-float	—	4.3	—	4.3
Total non-current liabilities at fair value	$—	$4.7	$—	$4.7
The fair value of the company’s 8.50% Senior Notes due 2020 was approximately $627.6 million and $651.6 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of the company’s 5.875% Senior Notes due 2022 was approximately $307.6 million and $309.1 million as of September 30, 2015 and December 31, 2014, respectively. The fair values of the company’s Term Loans under its Senior Credit Facility were as follows as of September 30, 2015 and December 31, 2014:  Term Loan A — $315.3 million and $327.8 million, respectively; and Term Loan B — $166.8 million and $165.0 million, respectively.  See Note 9, “Debt,” for a description of the debt instruments and their related carrying values.

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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The company estimates the fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 10, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the company’s revolving credit facility, approximate fair value, without being discounted as of September 30, 2015 and December 31, 2014, due to the short-term nature of these instruments.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  In the next twelve months the company estimates that $5.1 million of unrealized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.
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
As of September 30, 2015 and December 31, 2014, the company had the following outstanding commodity and foreign currency exchange contracts that were intended to hedge forecasted transactions:

	Units Hedged
Commodity	September 30, 2015	December 31, 2014	Unit	Type
Aluminum	1,510	1,657	MT	Cash Flow
Copper	583	820	MT	Cash Flow
Natural Gas	298,703	347,608	MMBtu	Cash Flow
Steel	20,388	14,665	Tons	Cash Flow

	Units Hedged
Short Currency	September 30, 2015	December 31, 2014	Type
Canadian Dollar	1,783,060	7,984,824	Cash Flow
European Euro	14,152,038	89,006,695	Cash Flow
South Korean Won	2,194,846,685	1,964,906,996	Cash Flow
Singapore Dollar	3,000,000	3,900,000	Cash Flow
United States Dollar	8,456,551	29,228,731	Cash Flow
British Pound	1,657,607	—	Cash Flow
Japanese Yen	592,670,800	—	Cash Flow
Mexican Peso	46,263,689	52,674,387	Cash Flow
As of both September 30, 2015 and December 31, 2014, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the Senior Credit Facility.
As of September 30, 2015, the company had no outstanding fixed-to-float interest rate swaps related to the Senior Notes due 2020 and 2022. As of December 31, 2014 the company had $75.0 million and $125.0 million notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2020 and 2022, respectively, which were designated as fair value hedges.
See Note 9, “Debt,” for a description of the debt instruments.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Other (expense) income, net in the Condensed Consolidated Statements of Operations.  As of September 30, 2015 and December 31, 2014, the company had the following outstanding foreign currency exchange contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	September 30, 2015	December 31, 2014	Recognized Location	Purpose
Euro	10,902,051	73,302,332	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	25,728,169	18,244,912	Other income, net	Accounts Payable and Receivable Settlement
Australian Dollar	—	2,482,430	Other income, net	Accounts Payable and Receivable Settlement
Canadian Dollar	—	2,516	Other income, net	Accounts Payable and Receivable Settlement
Mexican Peso	2,288,431	3,151,000	Other income, net	Accounts Payable and Receivable Settlement
British Pound Sterling	89,878	—	Other income, net	Accounts Payable and Receivable Settlement
The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 was as follows:

		ASSET DERIVATIVES
		September 30, 2015	December 31, 2014
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.3	$—
Commodity contracts	Other non-current assets	0.1	—
Interest rate swap contracts: Float-to-fixed	Other non-current assets	—	0.8
Total derivatives designated as hedging instruments		$0.4	$0.8

		ASSET DERIVATIVES
		September 30, 2015	December 31, 2014
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.1	$2.1
Total derivatives NOT designated as hedging instruments		$0.1	$2.1

Total asset derivatives		$0.5	$2.9
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 was as follows:

		LIABILITY DERIVATIVES
		September 30, 2015	December 31, 2014
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$2.5	$6.6
Commodity contracts	Accounts payable and accrued expenses	3.8	1.0
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	2.2	2.3
Commodity contracts	Other non-current liabilities	0.7	0.4
Interest rate swap contracts: Float-to-fixed	Other non-current liabilities	1.9	—
Interest rate swap contracts: Fixed-to-float	Other non-current liabilities	—	4.3
Total derivatives designated as hedging instruments		$11.1	$14.6

		LIABILITY DERIVATIVES
		September 30, 2015	December 31, 2014
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.2	$1.3
Total derivatives NOT designated as hedging instruments		$0.2	$1.3

Total liability derivatives		$11.3	$15.9
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and September 30, 2014 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Foreign exchange contracts	$0.9	$(2.7)	Cost of sales	$(2.9)	$(0.6)
Commodity contracts	(0.7)	(0.3)	Cost of sales	(1.1)	—
Interest rate swap contracts: Float-to-fixed	(1.0)	0.9	Interest expense	(0.6)	(0.7)
Total	$(0.8)	$(2.1)		$(4.6)	$(1.3)

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)		September 30, 2015	September 30, 2014
Commodity contracts	Cost of sales	$(0.1)	$(0.1)
Total		$(0.1)	$(0.1)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in Income	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)		September 30, 2015	September 30, 2014
Foreign exchange contracts	Other income	$(0.6)	$1.0
Total		$(0.6)	$1.0
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 and September 30, 2014 for gains or losses initially recognized in Other Comprehensive Income (OCI) in the Condensed Consolidated Balance Sheets was as follows:

	Amount of Gain or (Loss) on Derivative Recognized in OCI (Effective Portion, net of tax)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships (in millions)	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Foreign exchange contracts	$2.8	$(3.8)	Cost of sales	$(10.0)	$—
Commodity contracts	(1.9)	(0.1)	Cost of sales	(2.5)	(0.2)
Interest rate swaps contracts: Float-to-fixed	(1.6)	(0.2)	Interest expense	(1.9)	(1.1)
Total	$(0.7)	$(4.1)		$(14.4)	$(1.3)

Derivatives	Location of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) on Derivative Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships (in millions)		September 30, 2015	September 30, 2014
Commodity contracts	Cost of sales	$(0.2)	$(0.1)
Total		$(0.2)	$(0.1)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized on Derivative in Income	Amount of Gain or (Loss) on Derivative Recognized in Income
Hedging Instruments (in millions)		September 30, 2015	September 30, 2014
Foreign exchange contracts	Other income	$(0.9)	$0.6
Total		$(0.9)	$0.6
The effect of fair market value designated derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and September 30, 2014 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative Recognized in Income	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)		September 30, 2015	September 30, 2014
Interest rate swap contracts: Fixed-to-float	Interest expense	$2.0	$(0.5)
Total		$2.0	$(0.5)
The effect of fair market value designated derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 and September 30, 2014 for gains or losses recognized through income was as follows:

Derivatives Designated as Fair Market Value	Location of Gain or (Loss) on Derivative Recognized in Income	Amount of Gain or (Loss) on Derivative Recognized in Income
Instruments under ASC 815 (in millions)		September 30, 2015	September 30, 2014
Interest rate swap contracts: Fixed-to-float	Interest expense	$4.3	$6.9
Total		$4.3	$6.9

6. Inventories
The components of inventories as of September 30, 2015 and December 31, 2014 are summarized as follows:

(in millions)	September 30, 2015	December 31, 2014
Inventories — gross:
Raw materials	$240.9	$226.2
Work-in-process	167.5	103.7
Finished goods	418.5	414.8
Total inventories — gross	826.9	744.7
Excess and obsolete inventory reserve	(69.0)	(64.0)
Net inventories at FIFO cost	757.9	680.7
Excess of FIFO costs over LIFO value	(40.0)	(36.2)
Inventories — net	$717.9	$644.5
7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2014 and the nine months ended September 30, 2015 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2014	$345.1	$1,389.2	$1,734.3
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of January 1, 2014	345.1	873.5	1,218.6
Foreign currency impact	(19.8)	(0.7)	(20.5)
Gross balance as of December 31, 2014	$325.3	$1,388.5	$1,713.8
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2014	$325.3	$872.8	$1,198.1
Foreign currency impact	(14.3)	(0.4)	(14.7)
Reclass to held for sale	—	(27.9)	(27.9)
Gross balance as of September 30, 2015	$311.0	$1,360.2	$1,671.2
Accumulated asset impairments	—	(515.7)	(515.7)
Net balance as of September 30, 2015	$311.0	$844.5	$1,155.5
The company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other.” The company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The company performs impairment reviews for its reporting units, which are Cranes, Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Goodwill is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
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
The gross carrying amount, accumulated amortization and net book value of the company’s intangible assets other than goodwill at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$267.7	$—	$267.7	$300.0	$—	$300.0
Customer relationships	425.6	(152.2)	273.4	425.7	(136.0)	289.7
Patents	31.1	(28.1)	3.0	32.7	(28.3)	4.4
Engineering drawings	10.4	(9.4)	1.0	11.0	(9.3)	1.7
Distribution network	18.6	—	18.6	19.7	—	19.7
Other intangibles	144.3	(61.7)	82.6	170.9	(71.7)	99.2
Total	$897.7	$(251.4)	$646.3	$960.0	$(245.3)	$714.7
Amortization expense for the three months ended September 30, 2015 and 2014 was $8.6 million and $8.8 million, respectively.
Amortization expense for the nine months ended September 30, 2015 and 2014 was $25.8 million and $26.4 million, respectively.
8.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at September 30, 2015 and December 31, 2014 are summarized as follows:

(in millions)	September 30, 2015	December 31, 2014
Trade accounts payable	$379.7	$457.5
Interest payable	29.9	12.5
Employee related expenses	93.8	90.3
Restructuring expenses	16.2	20.3
Profit sharing and incentives	5.6	6.8
Accrued rebates	47.6	52.8
Deferred revenue - current	17.7	21.6
Income taxes payable	14.3	16.2
Miscellaneous accrued expenses	115.9	129.4
Total	$720.7	$807.4

9. Debt
Outstanding debt at September 30, 2015 and December 31, 2014 is summarized as follows:

(in millions)	September 30, 2015	December 31, 2014
Revolving credit facility	$169.0	$—
Term loan A	319.4	336.9
Term loan B	168.5	168.5
Senior notes due 2020	613.7	614.8
Senior notes due 2022	299.2	296.9
Other	68.7	106.4
Total debt	1,638.5	1,523.5
Less current portion and short-term borrowings	(63.2)	(80.3)
Long-term debt	$1,575.3	$1,443.2
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

As of September 30, 2015, the company had the following two series of Senior Notes outstanding (collectively the “Senior Notes”):
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

As of September 30, 2015, the company had outstanding $68.7 million of other indebtedness that has a weighted-average interest rate of approximately 5.71%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
As of September 30, 2015, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps related to Term Loan A of the Senior Credit Facility. The interest rate swaps fix the interest related to $175.0 million notional amount of Term Loan A at a rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the Senior Credit Facility. The unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility. Including interest rate swaps as of September 30, 2015, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.15% and 3.00%, respectively. Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.50% and 3.00% respectively, at September 30, 2015.
As of September 30, 2015, the company had $169.0 million of borrowings outstanding under the revolving facility.  During the quarter ended September 30, 2015, the highest daily borrowing was $367.0 million and the average borrowing was $338.5 million, while the average interest rate was 2.69% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company.  As of September 30, 2015, the spreads for LIBOR and Prime borrowings were 2.25% and 1.25%, respectively, given the company’s effective Consolidated Total Leverage Ratio for this period.
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
In September 2015, the company monetized the derivative liability related to $80.0 million notional of its fixed-to-float interest rate swaps related to the 2022 Notes. The loss on monetization of these swaps of $0.5 million was treated as a decrease to the debt balances for the 2020 Notes and 2022 Notes, and is being amortized against interest expense over the life of the original swaps.
As of September 30, 2015, the company had no interest rate swaps outstanding related to its Senior Notes.
The balance sheet values of the Senior Notes as of September 30, 2015 and December 31, 2014 are not equal to the face value of the Senior Notes due to the fact that the monetized value and the fair market value of the fixed-to-float interest rate hedges on these Senior Notes are included in the applicable balance sheet values (see Note 5, “Derivative Financial Instruments” for more information).
As of September 30, 2015, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2020 Notes, and the 2022 Notes.  Based upon the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent twelve months. As of September 30, 2015, the company's Consolidated Senior Secured Leverage Ratio was 2.60:1, while the maximum ratio is 3.25:1, and the Consolidated Interest Coverage Ratio was 3.65:1, above the minimum ratio of 2.75:1.
10. Accounts Receivable Securitization
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
On August 31, 2015, the company completed changes to its accounts receivable securitization program. Among other actions, the company entered into an amendment (the “First Amendment”) to the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), dated as of December 15, 2014, among Manitowoc Funding, LLC (“U.S. Seller”) and Manitowoc Cayman Islands Funding Ltd. (“Cayman Seller”), as sellers, the company, Garland Commercial Ranges Limited (“Garland”), Convotherm Elektrogeräte GmbH (“Convotherm”), Manitowoc Deutschland GmbH (“Manitowoc Deutschland”), Manitowoc Foodservice UK Limited (“Foodservice UK”), Manitowoc Foodservice Asia Pacific Private Limited (“Foodservice Asia”) and the other persons from time to time party thereto, as servicers, and Wells Fargo Bank, N.A.

(the “Purchaser”), as purchaser and agent. As a result, (i) Foodservice Asia was added as an originator and as a servicer under the facility; and (ii) the company’s domestic foodservice business originators were effectively released from their obligations under the related purchase and sale agreement and will now sell their accounts receivable to the Cayman Seller (prior to these changes, these receivables were sold to the U.S. Seller; the accounts receivable of certain of the company’s cranes businesses will continue to be sold to the U.S. Seller).
Trade accounts receivables sold to a third-party financial institution (“Purchaser”) and being serviced by the company totaled $152.8 million as of September 30, 2015 and $172.8 million at December 31, 2014.
Due to an average collection cycle of less than 60 days for such accounts receivable as well as the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded as of September 30, 2015 and December 31, 2014 was $123.7 million and $50.9 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
The accounts receivable securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required under the Senior Credit Facility.  As of September 30, 2015, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the accounts receivable securitization program.  Based on the company's current plans and outlook, management believes the company will be able to comply with these covenants during the subsequent twelve months.
11.  Income Taxes
For the nine months ended September 30, 2015, the company recorded income tax expense of $24.6 million, compared to income tax expense of $3.7 million for the nine months ended September 30, 2014. The increase in the company’s tax expense for the nine months ended September 30, 2015 relative to the prior year relates primarily to an election made by the company with the Internal Revenue Service in the third quarter of 2014 to treat Enodis Holdings Ltd., the company’s UK holding company, as a partnership for U.S. federal income tax purposes. As a result of this status change, the company recorded a $25.6 million capital loss tax benefit. The tax expense increase is also attributable to one-time tax costs caused by the company’s spin off of the Foodservice business. The company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.
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

In the second quarter of 2015, management determined that it was more likely than not that deferred tax assets of $4.2 million related to its Brazilian crane manufacturing operations would not be realized and recorded a valuation allowance.
The company’s unrecognized tax benefits, excluding interest and penalties, were $33.8 million as of September 30, 2015, and $33.3 million as of December 31, 2014. During the next twelve months, it is reasonably possible that $3.4 million of the unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of September 30, 2015, the company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

12.  Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	136,164,053	135,222,411	135,983,603	134,803,784
Effect of dilutive securities	1,244,051	2,375,393	1,347,851	2,802,227
Diluted weighted average common shares outstanding	137,408,104	137,597,804	137,331,454	137,606,011
For the three months ended September 30, 2015 and September 30, 2014, 3.4 million and 1.2 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares. For the nine months ended September 30, 2015 and September 30, 2014, 2.9 million and 1.2 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares.
No dividends were paid during each of the nine months ended September 30, 2015 and September 30, 2014.
13.  Stockholders’ Equity
The following is a roll forward of retained earnings and noncontrolling interest for the nine months ended September 30, 2015 and 2014:

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2014	$486.9	$—
Net earnings	19.7	—
Balance at September 30, 2015	$506.6	$—

(in millions)	Retained Earnings	Noncontrolling Interest
Balance at December 31, 2013	$353.2	$6.8
Net earnings	110.9	3.9
Noncontrolling interest deconsolidation as a result of sale	—	(10.7)
Balance at September 30, 2014	$464.1	$—
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
Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended September 30, 2015 and 2014 are as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2014	$(6.3)	$(95.0)	$(29.2)	$(130.5)
Other comprehensive loss before reclassifications	(6.9)	—	(62.8)	(69.7)
Amounts reclassified from accumulated other comprehensive income (loss)	2.8	1.4	—	4.2
Net current period other comprehensive (loss) income	(4.1)	1.4	(62.8)	(65.5)
Balance at March 31, 2015	$(10.4)	$(93.6)	$(92.0)	$(196.0)
Other comprehensive income before reclassifications	1.0	—	8.6	9.6
Amounts reclassified from accumulated other comprehensive income (loss)	3.3	1.4	—	4.7
Net current period other comprehensive income	4.3	1.4	8.6	14.3
Balance at June 30, 2015	$(6.1)	$(92.2)	$(83.4)	$(181.7)
Other comprehensive income (loss) before reclassifications	3.2	—	(18.5)	(21.7)
Amounts reclassified from accumulated other comprehensive income	2.9	1.4	—	4.3
Net current period other comprehensive (loss) income	(0.3)	1.4	(18.5)	(17.4)
Balance at September 30, 2015	$(6.4)	$(90.8)	$(101.9)	$(199.1)

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency items	Total
Balance at December 31, 2013	$1.0	$(62.7)	$54.8	$(6.9)
Other comprehensive (loss) income before reclassifications	(0.9)	—	3.4	2.5
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	0.8	—	0.6
Net current period other comprehensive (loss) income	(1.1)	0.8	3.4	3.1
Balance at March 31, 2014	$(0.1)	$(61.9)	$58.2	$(3.8)
Other comprehensive loss before reclassifications	(1.1)	—	(2.0)	(3.1)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	0.8	—	1.0
Net current period other comprehensive (loss) income	(0.9)	0.8	(2.0)	(2.1)
Balance at June 30, 2014	$(1.0)	$(61.1)	$56.2	$(5.9)
Other comprehensive loss before reclassifications	(2.9)	—	(48.2)	(51.1)
Amounts reclassified from accumulated other comprehensive income	0.8	0.7	—	1.5
Net current period other comprehensive (loss) income	(2.1)	0.7	(48.2)	(49.6)
Balance at September 30, 2014	$(3.1)	$(60.4)	$8.0	$(55.5)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(2.9)	$(10.0)		Cost of sales
Commodity contracts	(1.1)	(2.5)		Cost of sales
Interest rate swap contracts: Float-to-fixed	(0.6)	(1.9)		Interest Expense
	(4.6)	(14.4)		Total before tax
	1.7	5.4		Tax expense
	$(2.9)	$(9.0)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.9)	(5.8)	(a)
	(1.9)	(5.8)		Total before tax
	0.5	1.5		Tax benefit
	$(1.4)	$(4.3)		Net of Tax

Total reclassifications for the period	$(4.3)	$(13.3)		Net of Tax

(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).
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

(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).

14.  Stock-Based Compensation
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
Stock-based compensation expense was $3.2 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively.  Stock-based compensation expense was $10.7 million and $10.8 million for the nine months ended September 30, 2015 and 2014, respectively. The company granted options to acquire 0.7 million and 0.3 million shares of common stock to employees during the nine months ended September 30, 2015 and 2014, respectively.  The company issued a total of 0.5 million restricted stock units to employees and directors during the nine months ended September 30, 2015, and 0.1 million restricted stock units to employees and directors during the nine months ended September 30, 2014.  The restricted stock units granted to employees vest on the third anniversary of the grant date. The restricted stock units granted to directors vest on the second anniversary of the grant date. The company issued a total of 0.4 million retention-related restricted stock awards to employees during the nine months ended September 30, 2015. The restricted stock awards will vest on the second anniversary of the separation (as defined in Note 19, “Separation Costs and Activities”) if the employee has been continuously employed with the company or an affiliate through that second anniversary; if the separation has not occurred by April 8, 2017, the awards will be forfeited. See Note 19, “Separation Costs and Activities,” for a more detailed description of the retention award grants.
The company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
15.  Contingencies and Significant Estimates
As of September 30, 2015, the company held reserves for environmental matters related to Enodis locations of approximately $0.6 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually or in the aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.
As of September 30, 2015, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last ten years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of September 30, 2015, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 were $26.8 million and $24.6 million, respectively; $4.0 million and $4.0 million, respectively, was reserved specifically for actual cases and $22.8 million and $20.6 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of September 30, 2015 and December 31, 2014, the company had reserved $85.3 million and $92.2 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation.
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
16. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of September 30, 2015 and December 31, 2014 was $53.4 million and $59.5 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding as of September 30, 2015 and December 31, 2014 was $62.1 million and $58.9 million, respectively.  These amounts are not reduced for amounts the company would recover from the repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2018.
During the nine months ended September 30, 2015 and 2014, the company sold $1.7 million and $2.6 million, respectively, of additional long-term notes receivable to third party financing companies. The company guarantees the collection of some percentage (up to 100%) of notes sold to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected in financing activities in the Condensed Consolidated Statements of Cash Flows.  During the nine months ended September 30, 2015 and 2014, the customers paid $11.6 million and $17.4 million, respectively, on the notes to the third party financing companies.  As of September 30, 2015 and December 31, 2014, the outstanding balance of the notes receivable guaranteed by the company was $22.0 million and $34.0 million, respectively.
See Note 3, “Discontinued Operations,” for discussion of debt guaranteed by the company related to Manitowoc Dong Yue.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine months ended September 30, 2015 and the year ended December 31, 2014:

(in millions)	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance at beginning of period	$92.2	$99.0
Accruals for warranties issued during the period	32.0	59.8
Settlements made (in cash or in kind) during the period	(36.4)	(63.4)
Currency translation	(2.5)	(3.2)
Balance at end of period	$85.3	$92.2
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
The components of periodic benefit costs for three and nine months ended September 30, 2015 and September 30, 2014 are as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.7	$0.1	$—	$2.1	$0.3
Interest cost of projected benefit obligations	2.3	2.2	0.5	7.0	6.6	1.5
Expected return on plan assets	(2.2)	(1.9)	—	(6.7)	(5.7)	—
Amortization of actuarial net loss	1.3	0.6	—	3.9	1.8	0.1
Net periodic benefit costs	$1.4	$1.6	$0.6	$4.2	$4.8	$1.9

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	U.S.	Non-U.S.	Postretirement	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.6	$0.1	$—	$1.8	$0.3
Interest cost of projected benefit obligations	2.6	2.7	0.6	7.7	8.2	1.6
Expected return on plan assets	(2.4)	(2.3)	—	(7.1)	(7.0)	—
Amortization of prior service cost	—	0.1	(0.1)	—	0.1	(0.2)
Amortization of actuarial net loss	0.8	0.3	—	2.2	1.1	(0.1)
Net periodic benefit costs	$1.0	$1.4	$0.6	$2.8	$4.2	$1.6
18. Restructuring
The following is a roll-forward of all restructuring activities relating to the Crane segment for the nine months ended September 30, 2015 (in millions):

Restructuring Reserve Balance as of December 31, 2014	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of September 30, 2015
$4.7	$0.3	$(3.6)	$1.4

The following is a roll-forward of all restructuring activities relating to the Foodservice segment for the nine months ended September 30, 2015 (in millions):

Restructuring Reserve Balance as of December 31, 2014	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of September 30, 2015
$15.6	$1.3	$(2.1)	$14.8
19. Separation Costs and Activities
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
During the three and nine months ended September 30, 2015, the company recorded $10.0 million and $19.8 million, respectively, of separation costs consisting primarily of professional and consulting fees.

20. Recent Accounting Changes and Pronouncements
In September 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in this ASU require that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than as retrospective adjustments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued.
The company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This update clarifies the guidance related to accounting for debt issuance costs related to line-of-credit arrangements. In April 2015, the FASB issued ASU 2015-03 which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability; see further discussion of ASU 2015-03 below. The guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update changes the guidance on accounting for inventory accounted for on a first-in first-out basis (FIFO). Under the revised standard, an entity should measure FIFO inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured on a last-in, first-out basis (LIFO). The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update provided a principles-based approach to revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2017 (as finalized by the FASB in August 2015 in ASU 2015-14), and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. Early adoption is permitted as of the original effective date—the first interim period within fiscal years beginning after December 15, 2016. The company is evaluating the impact, if any, the adoption of this ASU will have on its consolidated financial statements.

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

21.  Business Segments
The company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  The company has two reportable segments: Crane and Foodservice.  Net sales and earnings from operations by segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net sales:
Crane	$438.2	$569.2	$1,322.6	$1,642.0
Foodservice	425.3	417.1	1,178.4	1,207.1
Total net sales	$863.5	$986.3	$2,501.0	$2,849.1
Earnings (loss) from continuing operations:
Crane	$4.3	$41.6	$40.2	$118.6
Foodservice	70.4	61.9	167.0	185.7
Corporate expense	(13.4)	(11.7)	(44.2)	(42.8)
Amortization expense	(8.6)	(8.8)	(25.8)	(26.4)
Separation expense	(10.0)	—	(19.8)	—
Restructuring expense	(0.4)	(1.7)	(1.6)	(4.7)
Other	(0.1)	—	(0.5)	(0.1)
Earnings from continuing operations	$42.2	$81.3	$115.3	$230.3
Other income (expenses):
Interest expense	$(24.3)	$(24.7)	$(72.3)	$(69.1)
Amortization of deferred financing fees	(1.1)	(1.0)	(3.2)	(3.3)
Loss on debt extinguishment	—	—	—	(25.3)
Other income (expense) - net	(1.0)	0.7	4.4	(1.6)
Earnings from continuing operations before taxes on earnings	$15.8	$56.3	$44.2	$131.0

As of September 30, 2015 and December 31, 2014, the total assets by segment were as follows:

(in millions)	September 30, 2015	December 31, 2014
Crane	$1,758.4	$1,742.3
Foodservice	1,951.7	1,902.0
Corporate	94.7	172.3
Total	$3,804.8	$3,816.6

22.  Subsequent Events

On October 28, 2015 the company declared a cash dividend of $0.08 per share, payable on December 10, 2015 to shareholders of record on November 27, 2015.

23.  Subsidiary Guarantors of 2020 Notes and 2022 Notes

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

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$578.4	$430.4	$(145.3)	$863.5
Costs and expenses:
Cost of sales	—	456.3	346.8	(145.3)	657.8
Engineering, selling and administrative expenses	12.3	72.9	59.2	—	144.4
Amortization expense	—	7.4	1.2	—	8.6
Restructuring expense	—	(0.1)	0.5	—	0.4
Separation expense	9.0	1.0	—	—	10.0
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(26.4)	(5.7)	—	32.1	—
Total (earnings) and expenses	(5.1)	531.9	407.7	(113.2)	821.3

Operating earnings (loss) from continuing operations	5.1	46.5	22.7	(32.1)	42.2

Other income (expenses):
Interest expense	(22.6)	(0.6)	(1.1)	—	(24.3)
Amortization of deferred financing fees	(1.1)	—	—	—	(1.1)
Management fee income (expense)	16.1	(16.4)	0.3	—	—
Other income (expense), net	2.8	(7.2)	0.5	2.9	(1.0)
Total other (expenses) income	(4.8)	(24.2)	(0.3)	2.9	(26.4)

Earnings (loss) from continuing operations before taxes on earnings	0.3	22.3	22.4	(29.2)	15.8
(Benefit) provision for taxes on income	(4.5)	6.2	9.4	—	11.1
Earnings (loss) from continuing operations	4.8	16.1	13.0	(29.2)	4.7

Discontinued operations:
Gain from discontinued operations, net of income taxes	—	0.1	—	—	0.1
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	4.8	16.2	13.0	(29.2)	4.8
Less: Net earnings attributable to noncontrolling interest	—	—	—	—	—
Net earnings (loss) attributable to Manitowoc	$4.8	$16.2	$13.0	$(29.2)	$4.8

Comprehensive income (loss) attributable to Manitowoc	$(12.6)	$17.4	$(7.4)	$(10.0)	$(12.6)

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$617.2	$521.0	$(151.9)	$986.3
Costs and expenses:
Cost of sales	—	482.5	411.8	(151.9)	742.4
Engineering, selling and administrative expenses	10.8	70.6	70.7	—	152.1
Amortization expense	—	7.4	1.4	—	8.8
Restructuring expense	—	0.9	0.8	—	1.7
Other	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	(51.9)	(53.2)	—	105.1	—
Total (earnings) and expenses	(41.1)	508.2	484.7	(46.8)	905.0

Operating earnings (loss) from continuing operations	41.1	109.0	36.3	(105.1)	81.3

Other income (expenses):
Interest expense	(22.5)	(0.5)	(1.7)	—	(24.7)
Amortization of deferred financing fees	(1.0)	—	—	—	(1.0)
Management fee income (expense)	15.8	(16.1)	0.3	—	—
Other income (expense), net	5.2	81.4	(5.2)	(80.7)	0.7
Total other (expenses) income	(2.5)	64.8	(6.6)	(80.7)	(25.0)

Earnings (loss) from continuing operations before taxes on earnings	38.6	173.8	29.7	(185.8)	56.3
(Benefit) provision for taxes on earnings	(34.5)	12.7	3.7	—	(18.1)
Earnings (loss) from continuing operations	73.1	161.1	26.0	(185.8)	74.4

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.2)	—	—	(0.2)
Loss on sale of discontinued operations, net of income taxes	—	—	(1.1)	—	(1.1)
Net earnings (loss)	73.1	160.9	24.9	(185.8)	73.1
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net earnings (loss) attributable to Manitowoc	$73.1	$160.9	$24.9	$(185.8)	$73.1

Comprehensive income (loss) attributable to Manitowoc	$23.5	$157.2	$32.0	$(189.2)	$23.5

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,644.6	$1,305.9	$(449.5)	$2,501.0
Costs and expenses:
Cost of sales	—	1,306.2	1,033.6	(449.5)	1,890.3
Engineering, selling and administrative expenses	41.2	215.3	191.2	—	447.7
Amortization expense	—	22.2	3.6	—	25.8
Restructuring expense	—	1.1	0.5	—	1.6
Separation expense	18.7	1.1	—	—	19.8
Other	—	0.5	—	—	0.5
Equity in loss (earnings) of subsidiaries	(0.2)	(21.6)	—	21.8	—
Total costs and expenses	59.7	1,524.8	1,228.9	(427.7)	2,385.7

Operating (loss) earnings from continuing operations	(59.7)	119.8	77.0	(21.8)	115.3

Other income (expenses):
Interest expense	(66.5)	(1.8)	(4.0)	—	(72.3)
Amortization of deferred financing fees	(3.2)	—	—	—	(3.2)
Management fee income (expense)	48.3	(47.8)	(0.5)	—	—
Other income (expense), net	80.2	(20.4)	17.6	(73.0)	4.4
Total other income (expenses)	58.8	(70.0)	13.1	(73.0)	(71.1)

(Loss) earnings from continuing operations before taxes on earnings	(0.9)	49.8	90.1	(94.8)	44.2
(Benefit) provision for taxes on income	(20.6)	11.6	33.6	—	24.6
Earnings (loss) from continuing operations	19.7	38.2	56.5	(94.8)	19.6

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	0.1	—	—	0.1
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	19.7	38.3	56.5	(94.8)	19.7
Less: Net earnings attributable to noncontrolling interest	—	—	—	—	—
Net earnings (loss) attributable to Manitowoc	$19.7	$38.3	$56.5	$(94.8)	$19.7

Comprehensive (loss) income attributable to Manitowoc	$(48.9)	$39.2	$51.5	$(90.7)	$(48.9)

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,795.8	$1,483.0	$(429.7)	$2,849.1
Costs and expenses:
Cost of sales	—	1,383.0	1,155.4	(429.7)	2,108.7
Engineering, selling and administrative expenses	40.2	214.6	224.1	—	478.9
Amortization expense	—	22.2	4.2	—	26.4
Restructuring expense	—	2.3	2.4	—	4.7
Other	—	0.1	—	—	0.1
Equity in (earnings) loss of subsidiaries	(123.5)	(64.2)	—	187.7	—
Total (earnings) and expenses	(83.3)	1,558.0	1,386.1	(242.0)	2,618.8

Operating earnings (loss) from continuing operations	83.3	237.8	96.9	(187.7)	230.3

Other income (expenses):
Interest expense	(61.7)	(1.3)	(6.1)	—	(69.1)
Amortization of deferred financing fees	(3.3)	—	—	—	(3.3)
Loss on debt extinguishment	(25.3)	—	—	—	(25.3)
Management fee income (expense)	46.8	(51.7)	4.9	—	—
Other income (expense), net	15.4	65.7	(2.0)	(80.7)	(1.6)
Total other (expenses) income	(28.1)	12.7	(3.2)	(80.7)	(99.3)

Earnings (loss) from continuing operations before taxes on earnings	55.2	250.5	93.7	(268.4)	131.0
(Benefit) provision for taxes on earnings	(55.7)	41.7	17.7	—	3.7
Earnings (loss) from continuing operations	110.9	208.8	76.0	(268.4)	127.3

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.6)	(0.9)	—	(1.5)
Loss on sale of discontinued operations, net of income taxes	—	—	(11.0)	—	(11.0)
Net earnings (loss)	110.9	208.2	64.1	(268.4)	114.8
Less: Net earnings attributable to noncontrolling interest	—	—	3.9	—	3.9
Net earnings (loss) attributable to Manitowoc	$110.9	$208.2	$60.2	$(268.4)	$110.9

Comprehensive income (loss) attributable to Manitowoc	$62.3	$203.3	$73.0	$(276.3)	$62.3

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of September 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2.1	$2.3	$70.8	$—	$75.2
Restricted cash	—	—	20.1	—	20.1
Accounts receivable — net	0.1	—	269.5	(10.6)	259.0
Intercompany short term note receivable	—	—	117.1	(117.1)	—
Intercompany interest receivable	56.1	3.4	—	(59.5)	—
Inventories — net	—	360.6	357.3	—	717.9
Deferred income taxes	66.6	—	0.8	—	67.4
Other current assets	3.8	3.7	122.0	—	129.5
Current assets held for sale	—	8.1	—	—	8.1
Total current assets	128.7	378.1	957.6	(187.2)	1,277.2
Property, plant and equipment — net	7.4	318.7	225.7	—	551.8
Goodwill	—	932.5	223.0	—	1,155.5
Other intangible assets — net	—	507.6	138.7	—	646.3
Intercompany long-term receivable	822.7	195.3	851.7	(1,869.7)	—
Intercompany accounts receivable	—	5,215.4	1,362.7	(6,578.1)	—
Other non-current assets	61.6	3.6	44.6	—	109.8
Investment in affiliates	8,726.3	1.1	—	(8,727.4)	—
Non-current assets held for sale	—	64.0	0.2	—	64.2
Total assets	$9,746.7	$7,616.3	$3,804.2	$(17,362.4)	$3,804.8
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$77.4	$372.9	$281.0	$(10.6)	$720.7
Short-term borrowings and current portion of long-term debt	149.0	2.6	28.7	(117.1)	63.2
Intercompany short term note payable	—	—	—	—	—
Intercompany interest payable	3.4	—	56.1	(59.5)	—
Product warranties	—	42.0	30.8	—	72.8
Customer advances	—	11.4	15.9	—	27.3
Product liabilities	—	24.5	2.3	—	26.8
Current liabilities held for sale	—	20.2	—	—	20.2
Total current liabilities	229.8	473.6	414.8	(187.2)	931.0
Non-Current Liabilities:
Long-term debt, less current portion	1,537.9	22.3	15.1	—	1,575.3
Deferred income taxes	165.9	—	14.9	—	180.8
Pension obligations	127.6	6.8	3.2	—	137.6
Postretirement health and other benefit obligations	47.1	2.2	1.2	—	50.5
Long-term deferred revenue	—	10.1	25.6	—	35.7
Intercompany long-term note payable	191.0	817.0	861.7	(1,869.7)	—
Intercompany accounts payable	6,578.1	—	—	(6,578.1)	—
Other non-current liabilities	79.4	8.7	15.2	—	103.3
Long-term liabilities held for sale	—	0.7	—	—	0.7
Total non-current liabilities	8,727.0	867.8	936.9	(8,447.8)	2,083.9
Equity
Total equity	789.9	6,274.9	2,452.5	(8,727.4)	789.9
Total liabilities and equity	$9,746.7	$7,616.3	$3,804.2	$(17,362.4)	$3,804.8

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.6	$3.3	$63.1	$—	$68.0
Restricted cash	2.8	—	20.9	—	23.7
Accounts receivable — net	0.1	—	233.6	(6.3)	227.4
Intercompany short term note receivable	—	—	201.7	(201.7)	—
Intercompany interest receivable	41.5	3.2	—	(44.7)	—
Inventories — net	—	306.3	338.2	—	644.5
Deferred income taxes	67.1	—	4.2	—	71.3
Other current assets	3.6	1.6	139.4	—	144.6
Current assets held for sale	—	5.1	1.5	—	6.6
Total current assets	116.7	319.5	1,002.6	(252.7)	1,186.1
Property, plant and equipment — net	7.7	325.8	257.5	—	591.0
Goodwill	—	960.5	237.6	—	1,198.1
Other intangible assets — net	—	561.6	153.1	—	714.7
Intercompany long-term notes receivable	892.5	195.3	851.3	(1,939.1)	—
Intercompany accounts receivable	—	1,619.7	796.8	(2,416.5)	—
Other non-current assets	66.7	3.1	56.4	—	126.2
Long-term assets of discontinued operations	—	—	—	—	—
Investment in affiliates	4,423.6	3,629.4	—	(8,053.0)	—
Non-current assets held for sale	—	—	0.5	—	0.5
Total assets	$5,507.2	$7,614.9	$3,355.8	$(12,661.3)	$3,816.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$27.1	$420.8	$365.8	$(6.3)	$807.4
Short-term borrowings and current portion of long-term debt	24.1	2.8	53.4	—	80.3
Intercompany short term note payable	201.7	—	—	(201.7)	—
Intercompany interest payable	3.2	—	41.5	(44.7)	—
Product warranties	—	45.2	32.5	—	77.7
Customer advances	—	7.3	14.0	—	21.3
Product liabilities	—	22.1	2.5	—	24.6
Total current liabilities	256.1	498.2	509.7	(252.7)	1,011.3
Non-Current Liabilities:
Long-term debt, less current portion	1,393.0	25.3	24.9	—	1,443.2
Deferred income taxes	165.2	—	21.0	—	186.2
Pension obligations	129.1	7.9	4.0	—	141.0
Postretirement health and other benefit obligations	49.5	2.1	1.5	—	53.1
Long-term deferred revenue	—	10.7	27.2	—	37.9
Intercompany long-term note payable	191.0	813.5	934.6	(1,939.1)	—
Intercompany accounts payable	2,416.5	—	—	(2,416.5)	—
Other non-current liabilities	82.7	11.5	25.6	—	119.8
Total non-current liabilities	4,427.0	871.0	1,038.8	(4,355.6)	1,981.2
Equity
Manitowoc stockholders' equity	824.1	6,245.7	1,807.3	(8,053.0)	824.1
Noncontrolling interest	—	—	—	—	—
Total equity	824.1	6,245.7	1,807.3	(8,053.0)	824.1
Total liabilities and equity	$5,507.2	$7,614.9	$3,355.8	$(12,661.3)	$3,816.6

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2015
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities of continuing operations	$34.0	$(12.1)	$(22.9)	$(73.0)	$(74.0)
Cash used for operating activities of discontinued operations	—	0.1	—	—	0.1
Net cash provided (used for) by operating activities	34.0	(12.0)	(22.9)	(73.0)	(73.9)

Cash Flows from Investing:
Capital expenditures	(0.4)	(23.2)	(17.9)	—	(41.5)
Proceeds from sale of property, plant and equipment	—	—	6.3	—	6.3
Restricted cash	2.8	—	(0.2)	—	2.6
Intercompany investments	(105.5)	23.4	227.1	(145.0)	—
Net cash (used for) provided by investing activities	(103.1)	0.2	215.3	(145)	(32.6)

Cash Flows from Financing:
Proceeds on revolving credit facility—net	169.0	—	—	—	169.0
Payments on long-term debt	(18.7)	(1.9)	(27.4)	—	(48.0)
Proceeds from long-term debt	—	—	2.1	—	2.1
Payments on notes financing—net	—	—	(10.0)	—	(10.0)
Dividends paid		—	(73.0)	73.0	—
Exercises of stock options	4.0	—	—	—	4.0
Intercompany financing	(84.7)	12.7	(73.0)	145.0	—
Net cash provided by (used for) financing activities of continuing operations	69.6	10.8	(181.3)	218.0	117.1
Net cash used for financing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used for) financing activities	69.6	10.8	(181.3)	218.0	117.1

Effect of exchange rate changes on cash	—	—	(3.4)	—	(3.4)

Net increase (decrease) in cash and cash equivalents	0.5	(1.0)	7.7	—	7.2

Balance at beginning of period	1.6	3.3	63.1	—	68.0
Balance at end of period	$2.1	$2.3	$70.8	$—	$75.2

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities of continuing operations	$(103.3)	$143.3	$(91.5)	$(80.7)	$(132.2)
Cash used for operating activities of discontinued operations	—	(0.5)	(6.7)	—	(7.2)
Net cash (used for) provided by operating activities	(103.3)	142.8	(98.2)	(80.7)	(139.4)

Cash Flows from Investing:
Capital expenditures	(1.9)	(32.8)	(23.2)	—	(57.9)
Proceeds from sale of property, plant and equipment	—	0.1	8.7	—	8.8
Restricted cash	—	—	(12.8)	—	(12.8)
Intercompany investments	(69.3)	(113.5)	284.7	(101.9)	—
Net cash (used for) provided by investing activities of continuing operations	(71.2)	(146.2)	257.4	(101.9)	(61.9)
Net cash used for investing activities of discontinued operations	—	—	—	—	—
Net cash (used for) provided by investing activities	(71.2)	(146.2)	257.4	(101.9)	(61.9)

Cash Flows from Financing:
Proceeds from revolving credit facility—net	204.0	—	—	—	204.0
Payments on long-term debt	(572.8)	(1.0)	(26.2)	—	(600.0)
Proceeds from long-term debt	550.0	21.8	49.1	—	620.9
Payments on notes financing—net	—	—	(14.8)	—	(14.8)
Debt issue costs	(5.0)	—	—	—	(5.0)
Dividends paid	—	—	(80.7)	80.7	—
Exercises of stock options	25.2	—	—	—	25.2
Intercompany financing	(23.8)	(18.8)	(59.3)	101.9	—
Net cash provided by financing activities of continuing operations	177.6	2.0	(131.9)	182.6	230.3
Net cash used for financing activities of discontinued operations	—	—	(7.2)	—	(7.2)
Net cash provided by financing activities	177.6	2.0	(139.1)	182.6	223.1

Effect of exchange rate changes on cash	—	—	(1.9)	—	(1.9)

Net increase in cash and cash equivalents	3.1	(1.4)	18.2	—	19.9

Balance at beginning of period	1.2	3.3	50.4	—	54.9
Balance at end of period	$4.3	$1.9	$68.6	$—	$74.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014
Analysis of Net Sales
The following table presents net sales by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net sales:
Crane	$438.2	$569.2	$1,322.6	$1,642.0
Foodservice	425.3	417.1	1,178.4	1,207.1
Total net sales	$863.5	$986.3	$2,501.0	$2,849.1
Consolidated net sales for the three months ended September 30, 2015 decreased 12.5% to $863.5 million from $986.3 million for the same period in 2014.  Consolidated net sales for the nine months ended September 30, 2015 decreased 12.2% to $2,501.0 million from $2,849.1 million for the same period in 2014.
Crane segment net sales decreased 23.0% for the three months ended September 30, 2015 to $438.2 million versus $569.2 million for the same period in 2014.  Crane segment net sales decreased 19.5% for the nine months ended September 30, 2015 to $1,322.6 million versus $1,642.0 million for the same period in 2014. The decrease in net sales for the three months ended September 30, 2015 was primarily due to volume decreases across all product lines except crawlers. This decrease was most significantly impacted by weakness in the rough terrain and boom truck product lines in North America and Latin America, which were negatively impacted by depressed oil and gas markets. The decrease in net sales for the nine months ended September 30, 2015 was primarily due to volume decreases across all product lines. The decrease in comparative the nine-month period was most significantly impacted by weakness in the rough terrain and boom truck product lines in North America and Latin America, which were negatively impacted by depressed oil and gas markets. Crane segment net sales for the three and nine months ended September 30, 2015 were unfavorably impacted by $37.4 million and $119.3 million, respectively, from the relative strength of the U.S. Dollar versus foreign currencies.
As of September 30, 2015, total Crane segment backlog was $631.0 million, a 13.7% decrease from the June 30, 2015 backlog of $731.0 million, and a 11.8% decrease from the September 30, 2014 backlog of $715.6 million.
Net sales from the Foodservice segment for the three months ended September 30, 2015 increased 2.0% to $425.3 million versus $417.1 million for the comparable period in 2014. Net sales from the Foodservice segment for the nine months ended September 30, 2015 decreased 2.4% to $1,178.4 million versus $1,207.1 million for the comparable period in 2014. Net sales in the comparative three-month period were essentially flat, with strong sales in the Americas largely offset by unfavorable foreign currency exchange rates and continued weakness in the Asia Pacific region due to reduced spending by large chains. The decrease in net sales for the nine months ended September 30, 2015 was primarily due to reduced capital expenditures from large restaurant chains in the first quarter of 2015 and the impact of two strong product rollouts that benefited the first quarter in the prior year. Foodservice segment net sales for the three and nine months ended September 30, 2015 were unfavorably impacted by $11.0 million and $38.4 million, respectively, from the relative strength of the U.S. Dollar versus foreign currencies.

Analysis of Operating Earnings
The following table presents operating earnings by business segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Earnings from operations:
Crane	$4.3	$41.6	$40.2	$118.6
Foodservice	70.4	61.9	167.0	185.7
Corporate expense	(13.4)	(11.7)	(44.2)	(42.8)
Amortization expense	(8.6)	(8.8)	(25.8)	(26.4)
Restructuring expense	(0.4)	(1.7)	(1.6)	(4.7)
Separation expense	(10.0)	—	(19.8)	—
Other	(0.1)	—	(0.5)	(0.1)
Total	$42.2	$81.3	$115.3	$230.3
Consolidated gross profit for the three months ended September 30, 2015 was $205.7 million, a decrease of $38.2 million compared to $243.9 million of consolidated gross profit for the same period in 2014. Consolidated gross profit for the nine months ended September 30, 2015 was $610.7 million, a decrease of $129.7 million compared to $740.4 million of consolidated gross profit for the same period in 2014. The decrease in consolidated gross profit for the three months ended September 30, 2015 compared to the prior year period was driven by a 37.3% decrease in Crane segment gross profit, partially offset by a 2.6% increase in Foodservice segment gross profit. The decrease in consolidated gross profit for the nine months ended September 30, 2015 compared to the prior year period was driven by a 30.1% decrease in Crane segment gross profit and an 6.7% decrease in Foodservice segment gross profit.
For the three months ended September 30, 2015 compared to the same period in 2014, the Crane segment gross profit decreased $41.5 million. For the nine months ended September 30, 2015 compared to the same period in 2014, the Crane segment gross profit decreased $103.2 million. These decreases were primarily the result of the sales decreases noted previously, which also resulted in lower absorption. The decreases were partially offset by savings from purchasing and manufacturing cost savings initiatives.
For the three months ended September 30, 2015, the Foodservice segment gross profit increased $3.4 million compared to the same period last year. For the nine months ended September 30, 2015, the Foodservice segment gross profit decreased $26.6 million compared to the same period last year. The increase in gross profit for the three months ended September 30, 2015 compared to the prior year period was primarily due higher sales discussed above. The decrease in gross profit for the nine months ended September 30, 2015 was primarily due to the sales decrease noted previously, as well as Kitchen Care costs which were higher in the first half of 2015 compared to the first half of 2014. The decreases were partially offset by savings from purchasing and manufacturing cost reduction initiatives.
For the three months ended September 30, 2015, engineering, selling and administrative (“ES&A”) expenses decreased $7.7 million to $144.4 million versus $152.1 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, ES&A expenses decreased $31.2 million to $447.7 million versus $478.9 million in the prior year period. Crane segment ES&A decreased $4.3 million and $20.6 million for the three and nine months ended September 30, 2015, respectively, compared to prior year periods. The decrease in Crane segment ES&A for the three months ended September 30, 2015 compared to the prior year period was due primarily to lower wages and benefits. The decrease in Crane segment ES&A for the nine months ended September 30, 2015 versus the prior year period was due to a decrease in trade show expenses as well as lower wages and benefits. Foodservice segment ES&A expenses decreased $5.1 million and $2.6 million for the three and nine months ended September 30, 2015, respectively, compared to prior year periods primarily due to lower incentive-based compensation expense and lower discretionary spending.  Corporate ES&A expenses increased $1.7 million and $1.4 million for the three and nine months ended September 30, 2015, respectively, compared to prior year periods due to higher wages and benefits and pension and post-retirement expense.
For the three months ended September 30, 2015, Crane segment operating earnings were $4.3 million compared to $41.6 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, Crane segment operating earnings were $40.2 million compared to $118.6 million for the nine months ended September 30, 2014. The decreases in operating earnings were primarily the result of the decreases in gross profit, partially offset by the decreases in ES&A described above. Crane segment operating earnings for the three and nine months ended September 30, 2015 were impacted favorably by $0.2 million and unfavorably by $4.4 million, respectively, from the relative strength of the U.S. Dollar versus foreign currencies.
For the three months ended September 30, 2015, Foodservice segment operating earnings were $70.4 million compared to $61.9 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, Foodservice operating earnings were $167.0 million compared to $185.7 million in the prior year period. The increase in operating earnings for the three months ended September 30, 2015 compared to the prior year was a result of the increase in gross profit and decrease in ES&A described above. The decrease in operating earnings for the nine months ended September 30, 2015 compared to the prior year was a result of the decrease in gross profit, partially offset by the decrease in ES&A described above. Foodserivce segment operating earnings for the three and nine months ended September 30, 2015 were unfavorably impacted by $1.5 million and $4.0 million, respectively, from the relative strength of the U.S. Dollar versus foreign currencies.
Analysis of Non-Operating Income Statement Items
There was no loss on debt extinguishment in the nine months ended September 30, 2015 or in three months ended September 30, 2014. The loss on debt extinguishment for the nine months ended September 30, 2014 was $25.3 million, of which $23.3 million related to the February 2014 redemption of the 2018 Notes, which consisted of $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. The remaining $2.0 million loss related to the write-off of deferred financing fees as a result of the January 2014 Prior Senior Credit Facility refinancing.
Interest expense for the three months ended September 30, 2015 was $24.3 million versus $24.7 million for the three months ended September 30, 2014 due to a lower average debt balance, partially offset by a higher average interest rate. Interest expense for the nine months ended September 30, 2015 was $72.3 million versus $69.1 million for the nine months ended September 30, 2014. The increase in interest expense for the nine months ended September 30, 2015 compared to the prior year was a result of the monetization balance of $8.3 million being amortized as a reduction to interest expense during the first quarter of 2014 as a result of the redemption of the 2018 Notes during that period.  Amortization expense for deferred financing fees was $1.1 million for the three months ended September 30, 2015 compared to $1.0 million for the three months ended

September 30, 2014. Amortization expense for deferred financing fees was $3.2 million for the nine months ended September 30, 2015 compared to $3.3 million for the nine months ended September 30, 2014.
Other income (expense) for the three months ended September 30, 2015 was $1.0 million of expense compared to $0.7 million of income for the same period in 2014. Other income (expense) for the nine months ended September 30, 2015 was $4.4 million of income compared to $1.6 million of expense for the same period in 2014. The changes in other income for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily due to foreign currency translation.
For the three months ended September 30, 2015, the company recorded income tax expense of $11.1 million, compared to an income tax benefit of $18.1 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the company recorded income tax expense of $24.6 million, compared to income tax expense of $3.7 million for the nine months ended September 30, 2014.  The increase in the company’s tax expense for the three and nine months ended September 30, 2015 relative to the prior year relates primarily to an election made by the company with the Internal Revenue Service in the third quarter of 2014 to treat Enodis Holdings Ltd., the company’s UK holding company, as a partnership for U.S. federal income tax purposes. As a result of this status change, the company recorded a $25.6 million capital loss tax benefit. The tax expense increase is also attributable to one-time tax costs caused by the company’s spin off of the Foodservice business. The company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.
Earnings (loss) from discontinued operations for the three months ended September 30, 2015 was $0.1 million compared to $(0.2) million for the same period in 2014. Activity in earnings (loss) from discontinued operations for the comparative three month periods relates to administrative costs for previously disposed of businesses. Earnings (loss) from discontinued operations for the nine months ended September 30, 2015 was $0.1 million compared to $(1.5) million for the same period in 2014. The decrease in loss from discontinued operations for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to the disposal of Manitowoc Dong Yue in January 2014.
There was no loss on the sale of discontinued operations in the three months ended September 30, 2015 or nine months ended September 30, 2015. Loss on sale of discontinued operations was $1.1 million for the three months ended September 30, 2014 related to the settlement of a pension obligation related to a previously disposed entity, and was $11.0 million for the nine months ended September 30, 2014 related to the sale of Manitowoc Dong Yue. For more information regarding the sale of Manitowoc Dong Yue business, see Note 3, “Discontinued Operations,” of the condensed consolidated financial statements.

Financial Condition
First Nine Months of 2015
Cash and cash equivalents balance as of September 30, 2015 totaled $75.2 million, an increase of $7.2 million from the December 31, 2014 balance of $68.0 million.
Cash flows used for operating activities of continuing operations for the first nine months of 2015 were $74.0 million compared to cash flows used for continuing operations of $132.2 million for the first nine months of 2014.  During the first nine months of 2015 compared to the first nine months of 2014, the decrease in cash flows used for continuing operations was primarily due to lower cash from earnings, more than offset by favorable timing of payments on accrued expenses and a decrease in income taxes paid.
Cash flows used for investing activities of $32.6 million for the first nine months of 2015 consisted of capital expenditures of $41.5 million, with the majority of the capital expenditures related to equipment purchases for the Crane and Foodservice segments and the continued enterprise resource planning (“ERP”) system implementation in the Crane segment, offset by proceeds from sales of property, plant, and equipment and changes in restricted cash.
Cash flows provided by financing activities of $117.1 million for the first nine months of 2015 consisted primarily of proceeds from the revolving credit facility, partially offset by payments of long-term debt.
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
Cash flows used for investing activities of $61.9 million for the first nine months of 2014 primarily consisted of capital expenditures of $57.9 million, with the majority of the capital expenditures related to equipment purchases for the Crane and Foodservice segments and the continued enterprise resource planning ERP system implementation in the Crane segment.
Cash flows provided by financing activities of $223.1 million for the first nine months of 2014 consisted primarily of proceeds from the revolving credit facility.
Liquidity and Capital Resources
Outstanding debt as of September 30, 2015 and December 31, 2014 is summarized as follows:

(in millions)	September 30, 2015	December 31, 2014
Revolving credit facility	$169.0	$—
Term loan A	319.4	336.9
Term loan B	168.5	168.5
Senior notes due 2020	613.7	614.8
Senior notes due 2022	299.2	296.9
Other	68.7	106.4
Total debt	1,638.5	1,523.5
Less current portion and short-term borrowings	(63.2)	(80.3)
Long-term debt	$1,575.3	$1,443.2
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
See additional discussion of the Senior Credit Facility and the Senior Notes in Note 9, “Debt,” of the condensed consolidated financial statements.
As of September 30, 2015, the company had outstanding $68.7 million of other indebtedness that has a weighted-average interest rate of approximately 5.71%.  This debt includes outstanding line of credit balances and capital lease obligations in the company's Americas, Asia-Pacific and European regions.
As of September 30, 2015, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps related to Term Loan A of the Senior Credit Facility. The interest rate swaps fix the interest related to $175.0 million notional amount of Term Loan A at a rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the Senior Credit Facility. The unhedged portions of Term Loans A and B continue to bear interest according to the terms of the Senior Credit Facility. Including interest rate swaps at September 30, 2015, the weighted average interest rates for the Term Loan A and the Term Loan B loans were 3.15% and 3.00%, respectively. Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.50% and 3.00% respectively, at September 30, 2015.
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
In September 2015, the company monetized the derivative liability related to $80.0 million notional of its fixed-to-float interest rate swaps related to the 2022 Notes. The loss on monetization of these swaps of $0.5 million was treated as a decrease to the debt balances for the 2020 Notes and 2022 Notes, and is being amortized against interest expense over the life of the original swaps.
As of September 30, 2015, the company had no interest rate swaps outstanding related to its Senior Notes.
As of September 30, 2015, the company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2020 Notes, and the 2022 Notes.  Based upon current plans and outlook, the company believes it will be able to comply with these covenants during the subsequent 12 months. As of September 30, 2015 the company’s Consolidated Senior Secured Leverage Ratio was 2.60:1, while the maximum ratio is 3.25:1, and the Consolidated Interest Coverage Ratio was 3.65:1, above the minimum ratio of 2.75:1.

On February 20, 2015, the company entered into Amendment No. 2 to the Third Amended and Restated Credit Agreement which reflects changes to the definition of Adjusted EBITDA under the agreement, retroactive to December 31, 2014. The company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, plus certain items such as pro-forma acquisition results and the addback of extraordinary or non-recurring non-cash charges or benefits, certain restructuring and recapitalization charges (limited to $50.0 million during any period of twelve consecutive months), stock-based compensation and pension and post-retirement expenses that are adjustments under the credit agreement definition. The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of September 30, 2015 was $341.7 million. The company believes this non-GAAP measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of net earnings attributable to the company to Adjusted EBITDA for the trailing twelve months ended September 30, 2015 was as follows:

Trailing Twelve Months,
(in millions)	September 30, 2015
Net earnings attributable to Manitowoc	$53.3
Loss from discontinued operations	(0.2)
Depreciation and amortization	103.6
Interest expense and amortization of deferred financing fees	101.5
Costs due to early extinguishment of debt	0.2
Restructuring expense	5.9
Separation expense	19.8
Income taxes	29.5
Pension and post-retirement	13.8
Stock-based compensation	12.5
Other	1.8
Adjusted EBITDA	$341.7
The company maintains an accounts receivable securitization program with a commitment size of $185.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  See Note 10, “Accounts Receivable Securitization,” of the condensed consolidated financial statements for further details regarding the program.
The company’s liquidity position at September 30, 2015 and December 31, 2014 is summarized as follows:

(in millions)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$75.2	$68.0
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	(169.0)	—
Less: Outstanding letters of credit	(6.4)	(5.4)
Total liquidity	$399.8	$562.6
The company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.
The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million and expires in January 2019.  As of September 30, 2015, the company had $169.0 million of borrowings outstanding under the revolving facility.  During the quarter ended September 30, 2015, the highest daily borrowing was $367.0 million and the average borrowing was $338.5 million, while the average interest rate was 2.69% per annum.  The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company.  As of September 30, 2015, the spreads for LIBOR and Prime borrowings were 2.25% and 1.25%, respectively, given the company’s effective Consolidated Total Leverage Ratio for this period.

The company has not provided for additional U.S. income taxes on approximately $709.1 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At September 30, 2015, approximately $68.6 million of the company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the company has asserted are permanently reinvested. The company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the company does not currently forecast a need for these funds in the U.S. because its U.S. operations and debt service are supported by the cash generated by its U.S. operations.

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
Foodservice - weather; global expansion of customers; commercial ice-cube machine and other foodservice equipment replacement cycles in the United States and other mature markets; changes in capital expenditures, refresh/renovation, and growth plans by large national restaurant accounts and global chains; growth in demand for foodservice equipment by customers in emerging markets; demand for quick service restaurants (QSR) chains and kiosks; unexpected issues and costs related to the continued progress to steady state and ongoing operations of KitchenCare; and unexpected issues associated with the Company’s ability to identify and implement greater efficiencies throughout the foodservice segment during the year.
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

Date: November 2, 2015	The Manitowoc Company, Inc.
(Registrant)

/s/ Kenneth W. Krueger
Kenneth W. Krueger
Interim Chairman and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2015

Exhibit No.	Description	Filed/Furnished Herewith

10.1
Amendment No. 1, dated August 31, 2015, to Fifth Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, Manitowoc Cayman Islands Funding Ltd., as Sellers, The Manitowoc Company, Inc., Garland Commercial Ranges Limited, Convotherm Elektrogeräte GmbH, Manitowoc Deutschland GmbH, Manitowoc Foodservice UK Limited, Manitowoc Foodservice Asia Pacific Private Limited and the other persons from time to time party thereto, as Servicers, and Wells Fargo Bank, N.A., as Purchaser and Agent, dated as of December 15, 2014 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 31, 2015, and incorporated by reference herein)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith
(2)  Furnished Herewith