Form 10-K
period 2015-12-31
MANITOWOC CO INC
filed 2016-02-29
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Aggregate Market Value on June 30, 2015, of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2.6 billion based on the closing per share price of $19.60 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 30, 2016, the most recent practicable date, was 136,837,154.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be prepared and filed for the 2016 Annual Meeting of Shareholders, dated March 18th, 2016 (the “2016 Proxy Statement”), are incorporated by reference in Part III of this report.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

THE MANITOWOC COMPANY, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2015

PART I
Item 1.  BUSINESS
GENERAL
The Manitowoc Company, Inc. (referred to as the company, MTW, Manitowoc, we, our, and us) was founded in 1902. We are a multi-industry, capital goods manufacturer operating in two principal markets: Cranes and Related Products (Crane) and Foodservice Equipment (Foodservice). Crane is recognized as one of the world’s leading providers of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks. Foodservice is one of the world’s leading innovators and manufacturers of commercial foodservice equipment serving the ice, beverage, refrigeration, food-preparation, holding and cooking needs of restaurants, convenience stores, hotels, healthcare, and institutional applications. We have over a 110-year tradition of providing high-quality, customer-focused products and support services to our markets.  For the year ended December 31, 2015, we had net sales of approximately $3.4 billion.
On February 11, 2016, Manitowoc announced that its Board of Directors approved the separation of the company’s Crane and Foodservice businesses into two independent, publicly-traded companies. The company currently anticipates effecting the separation through a tax-free spin-off (the “Spin-Off”) of the Foodservice business by a distribution of all of the common stock of Manitowoc's subsidiary Manitowoc Foodservice, Inc. ("MFS") and expects the Spin-Off to be completed on March 4, 2016, as previously announced. MFS has filed a Registration Statement on Form 10, registering its shares under the Securities Exchange Act of 1934, as amended, which Registration Statement was declared effective on February 11, 2016. After the Spin-Off, company operations will consist only of the Crane business and the company will not have any remaining interest in the Foodservices business. However, information related to the Foodservice business is provided in this report because it was part of the company in 2015 and remains part of the company until the Spin-Off occurs.
Our Crane business is one of the world’s leading providers of engineered lifting equipment for the global construction industry. We design, manufacture, market, and support one of the comprehensive product lines of mobile telescopic cranes, tower cranes, lattice-boom crawler cranes, and boom trucks.  Our Crane products are principally marketed under the Manitowoc, Grove, Potain, National Crane, and Shuttlelift brand names. We serve a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical and industrial, commercial, power and utilities, infrastructure, and residential end markets. Additionally, our Manitowoc Crane Care offering leverages Manitowoc Cranes’ installed base of approximately 140,000 cranes to provide aftermarket parts and services to enable our customers to manage their fleets most effectively and improve their return on investment. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Crane Care provides us with an attractive stream of recurring revenue.
Our Foodservice business is one of the world’s leading commercial foodservice equipment companies. We design, manufacture and service an integrated portfolio of hot and cold category products, and have a long track record of innovation. We have one of the industry’s broadest portfolios of products and are recognized by our customers and channel partners for the quality, reliability, and durability of our products. Our capabilities span refrigeration, ice-making, cooking, holding, food-preparation, and beverage-dispensing technologies, which allow us to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. We supply foodservice equipment to commercial and institutional foodservice operators such as full-service restaurants, quick-service restaurant chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions.  Our Foodservice products, services and solutions are marketed through a worldwide network of over three thousand dealers and distributors under well-established and recognized brands, including Cleveland, Convotherm, Dean, Delfield, Fabristeel, Frymaster, Garland, Inducs, Kolpak, Koolaire, Lincoln, Manitowoc Beverage Systems, Manitowoc Ice, Merco, Merrychef, Moorwood Vulcan, Multiplex, RDI Systems, Servend, TRUpour, U.S. Range, and Welbilt. All of our products are supported by KitchenCare, our aftermarket repair and parts service business. Manitowoc Foodservice’s scale and expertise enable it to serve a global customer base in continually evolving foodservice markets.
On December 7, 2015, we announced the completion of the sale of Kysor Panel Systems, a manufacturer of wood frame and high-density rail panel systems for walk-in freezers and coolers for the retail and convenience-store markets and part of the Foodservice Business, to an affiliate of D Cubed Group LLC. The sale price for the transaction was approximately $85 million, with cash proceeds received of approximately $78 million. In December 2015, we used the proceeds from the sale to reduce outstanding debt under the existing revolving credit facility. This divestiture does not qualify for discontinued operations; therefore the results of the business are included the operating results from continuing operations.
During the first quarter of 2014, the company sold its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. (“Manitowoc Dong Yue” or the “joint venture”), which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company’s financial statements. See Note 5, “Discontinued Operations,” for further details concerning this transaction.
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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
The following is financial information about the Crane and Foodservice segments for the years ended December 31, 2015, 2014 and 2013.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, stock-based compensation expense, amortization expense of intangible assets with definite lives, goodwill impairment, intangible asset impairment, asset impairment expense, restructuring expense, and other non-operating expenses.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Amounts are shown in millions of dollars. After the Spin-Off, the company will not have any remaining interest in the Foodservice business.

(in millions)	2015	2014	2013
Net sales from continuing operations:
Crane	$1,865.7	$2,305.2	$2,506.3
Foodservice	1,570.1	1,581.3	1,541.8
Total	$3,435.8	$3,886.5	$4,048.1

Operating earnings from continuing operations:
Crane	$64.3	$163.9	$218.8
Foodservice	239.7	234.0	250.3
Corporate	(58.4)	(53.4)	(64.9)
Asset impairment expense	(24.4)	(1.1)	—
Amortization expense	(34.4)	(35.1)	(35.3)
Restructuring expense	(14.0)	(9.0)	(4.8)
Separation expense	(39.4)	—	—
Other (expense) income	(0.9)	(0.5)	0.3
Total	$132.5	$298.8	$364.4

Capital expenditures:
Crane	$54.1	$57.3	$69.3
Foodservice	13.2	25.3	33.6
Corporate	0.8	2.2	7.8
Total	$68.1	$84.8	$110.7

Total depreciation:
Crane	$49.4	$45.7	$46.9
Foodservice	19.6	21.2	20.1
Corporate	0.9	1.5	1.5
Total	$69.9	$68.4	$68.5

Total assets:
Crane	$1,606.3	$1,742.3	$1,900.4
Foodservice	1,792.7	1,902.0	1,904.3
Corporate	49.9	172.3	171.9
Total	$3,448.9	$3,816.6	$3,976.6

PRODUCTS AND SERVICES
We currently sell our products categorized in the following business segments:

Business Segment	Percentage of 2015 Net Sales	Key Products	Key Brands
Cranes and Related Products	54%
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
			Manitowoc Potain Grove National Crane Shuttlelift Manitowoc Crane Care
Foodservice Equipment	46%
Primary cooking and warming equipment; ice-cube machines, ice flaker machines and storage bins; refrigerator and freezer equipment; beverage dispensers and related products; serving, warming and storage equipment; and aftermarket parts and service solutions.

Cleveland
Convotherm
Dean
Delfield
Fabristeel
Frymaster
Garland
Inducs
KitchenCare
Koolaire
Kolpak
Lincoln
Manitowoc Beverage Systems
Manitowoc Ice
Merco
Merrychef
Moorwood Vulcan
Multiplex
RDI Systems
Servend
TRUpour
U.S. Range
Welbilt

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
Backlog. The year-end backlog of crane products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed primarily during the next year. Manitowoc’s backlog of unfilled orders for the Crane segment at December 31, 2015, 2014 and 2013 was $513.0 million, $738.0 million and $574.0 million, respectively. Our backlog at the end of 2015 decreased from the end of 2014 due in part to lower customer demand for mobile hydraulic products, driven by declining oil prices and the associated impact across energy-related end markets.  Additionally, our Crawler crane backlog shrunk as our production of the new VPC enabled units were shipped during the year, many of which had been in backlog since 2014 when the new technology was unveiled at ConExpo.
Foodservice Equipment
As noted above, after the Spin-Off, the company will not have any remaining interest in the Foodservice business. However, information is provided in this report related to the Foodservice business because it was part of the company in 2015 and remains part of the company until the Spin-Off occurs.

Our Foodservice business designs, manufactures and sells primary cooking and warming equipment; ice-cube machines, ice flaker machines and storage bins; refrigerator and freezer equipment; beverage dispensers and related products; serving, warming and storage equipment; and aftermarket parts and service solutions. Our suite of products is used by commercial and institutional foodservice operators such as full service restaurants, quick-service restaurant (QSR) chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions. We have a presence throughout the world’s most significant markets in the following product groups:

Primary cooking and warming equipment. We design, manufacture and sell a broad array of ranges, griddles, grills, combi ovens, convection ovens, conveyor ovens, induction cookers, broilers, tilt fry pans/kettles/skillets, braising pans, cheese melters/salamanders, cook stations, table top and countertop cooking/frying systems, fryers, steam jacketed kettles, and steamers. We sell traditional ovens, combi ovens, convection ovens, conveyor ovens, rapid-cooking ovens, range and grill products under the Convotherm, Garland, Lincoln, Merrychef, U.S. Range, and other brand names. Fryers and frying systems are marketed under the Frymaster and Dean brand names, while steam equipment is manufactured and sold under the Cleveland brand.

Ice-cube machines, ice flaker machines, and storage bins. We design, manufacture and sell ice machines under the Manitowoc and Koolaire brand names. Our ice machines make ice in cube, nugget and flake form. The ice-cube machines are available either as self-contained units, which make and store ice, or as modular units, which make ice, but do not store it.

Walk-in refrigerator and freezer equipment. We design, manufacture and sell commercial upright and undercounter refrigerators and freezers, blast freezers, blast chillers and cook-chill systems under the Delfield brand name. We manufacture modular and fully assembled walk-in refrigerators, coolers and freezers, and prefabricated cooler and freezer panels for use in the construction of refrigerated storage rooms and environmental systems under the Kolpak brand name. We also design and manufacture customized refrigeration systems under the RDI Systems brand name.

Beverage dispensers and related products. We produce beverage dispensers, blended ice machines, ice/beverage dispensers, beer coolers, post-mix dispensing valves, backroom equipment and support system components and related equipment for use by quick-service restaurant chains, convenience stores, bottling operations, movie theaters, and the soft-drink industry. Our beverage and related products are sold under the Servend, Multiplex, TRUpour, and Manitowoc Beverage Systems brand names.

Serving and storage equipment. We design, manufacture and sell a range of cafeteria/buffet equipment stations, bins, boxes, warming cabinets, display and deli cases, insulated and refrigerated salad/food bars, and warmers. Our equipment stations, cases, food bars and food serving lines are marketed under the Delfield and other brand names.

Aftermarket parts and service solutions. We provide parts and aftermarket service as well as a wide variety of solutions under the KitchenCare brand name.

The end-customer base for the Foodservice segment is comprised of a wide variety of foodservice providers, including large multinational and regional chain restaurants, convenience stores and retail stores; chain and independent casual and family dining restaurants; independent restaurants and caterers; lodging, resort, leisure and convention facilities; healthcare facilities; schools and universities; large business and industrial customers; and many other foodservice outlets. We serve some of the largest and most widely recognized multinational and regional businesses in the foodservice and hospitality industries. We do not typically have long-term contracts with our customers; however, large chains frequently authorize specific foodservice equipment manufacturers as approved vendors for particular products, and thereafter, sales are made locally or regionally to end customers via kitchen equipment suppliers, dealers or distributors. Many large quick-service restaurant chains refurbish or open a large number of outlets, or implement menu changes requiring investment in new equipment, over a short period of time. When this occurs, these customers often choose a small number of manufacturers whose approved products may or must be purchased by restaurant operators. We work closely with our customers to develop the products they need and to become approved vendors for these products.

Our end-customers often need equipment upgrades that enable them to improve productivity and food safety, reduce labor costs, respond to enhanced hygiene, environmental and menu requirements or reduce energy consumption. These changes often require customized cooking and cooling and freezing equipment. In addition, many restaurants seek to differentiate their products by changing their menu and format. We believe that product development is important to our success because a supplier’s ability to provide customized or innovative foodservice equipment is a primary factor when customers are making their purchasing decisions. Our significant investment in new product research and development positions us to uniquely serve our global customer base.

The Manitowoc Foodservice Education and Technology Centers (“ETC”) in New Port Richey, Florida and Hangzhou, China contain computer-assisted design platforms, a model shop for on-site development of prototypes, a laboratory for product testing, and various display areas for new products. Our test kitchens, flexible demonstration areas, and culinary teams enable us to demonstrate a wide range of equipment in realistic operating environments, and also support a wide range of menu ideation, food development and sensory testing with our customers and food partners. We also use the ETCs to provide training for our customers, marketing representatives, service providers, industry consultants, dealers and distributors.

Backlog. The backlog for unfilled orders for our Foodservice segment at December 31, 2015, 2014 and 2013 was not significant because orders are generally filled shortly after receiving the customer order.

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
Seasonality
On a consolidated basis, the second and fourth quarters generally have represented the best quarters for our financial results. Crane's best quarters are historically the second and fourth quarters, while Foodservice's best quarters historically have been the second and third quarters. More recently, the traditional seasonality the our Crane and Foodservice segments has been slightly muted due to more diversified product and geographic end markets.  In our Crane segment, the northern hemisphere summer represents the main construction season.  Customers require new machines, parts, and service during that season.  Since the summer brings warmer weather, there is also an increase in the use and replacement of ice machines, as well as new construction and remodeling within the foodservice industry.  As a result, distributors typically. build inventories during the second quarter to prepare for increased demand.

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

Business Segment	Products	Primary Competitors
Cranes and Related Products	Lattice-boom Cranes	Hitachi Sumitomo; Kobelco; Liebherr; Sumitomo/Link-Belt; Terex; XCMG; Zoomlion; and Sany

	Tower Cranes	Comansa; Terex Comedil/Peiner; Liebherr; FM Gru; Jaso; Raimondi; Viccario; Saez; Benezzato; Cattaneo; Zoomlion; Yongmao; and Wolffkran

	Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex; Tadano; XCMG; Kato; Locatelli; Broderson; Sany; and Zoomlion

	Boom Trucks	Terex; Manitex; Altec; Elliott; and Tadano

Foodservice Equipment	Ice-Cube Machines, Ice Flaker Machines and Storage Bins	Aucma; Brema; Follett; Hoshizaki; Ice-O-Matic; Scotsman; and Vogt

	Beverage Dispensers and Related Products	Automatic Bar Controls; Celli; Cornelius; Hoshizaki/Lancer Corporation; Taylor; and Vin Service

	Walk-in Refrigerator and Freezer Equipment	American Panel; Arctic; Bally; Beverage Air; Hoshizaki; ICS; Master-Bilt; Nor-Lake; Thermo-Kool; Traulsen; True Foodservice; and TurboAir

	Primary Cooking Equipment	Ali Group; Dover Industries; Duke; Electrolux; Henny Penny; ITW; Middleby; Rational; and Taylor

	Serving, Warming and Storage Equipment	Alto Shaam; Cambro; Duke; Hatco; ITW; Middleby; Standex; and Vollrath

Engineering, Research and Development
We believe our extensive engineering, research and development capabilities have been key drivers of our success. We engage in research and development activities at dedicated locations within both of our segments. We have a staff of in-house engineers and technicians on three continents, supplemented with external engineering resources, who are responsible for improving existing products and developing new products. We incurred research and development costs of $83.6 million in 2015, $87.4 million in 2014 and $86.4 million in 2013. In 2015, approximately $ 57.6 million of these costs related to the Crane business, and $26 million to Foodservice.
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
Employee Relations
As of December 31, 2015, we employed approximately 11,000 people and had labor agreements with 13 local unions in North America. A large majority of our European employees belong to European trade unions. We have three trade unions in China and one trade union in India.  During 2015, three of our union contracts expired and were successfully renegotiated without incident. During 2016, six of our union contracts will expire.
Geographic Areas
Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are included below.  Long-lived assets are defined as property, plant and equipment-net, goodwill, other intangible assets-net and other non-current assets, excluding deferred tax assets.

	Net Sales			Long-Lived Assets
(in millions)	2015	2014	2013	2015	2014
United States	$1,851.2	$1,977.4	$1,978.0	$1,768.0	$1,880.8
Other North America	179.1	238.3	292.1	12.4	12.4
Europe	626.5	821.2	937.6	423.6	478.9
Asia	324.5	377.6	364.5	172.9	189.7
Middle East	221.1	223.2	174.2	1.5	1.5
Central and South America	75.9	106.9	166.9	11.8	30.0
Africa	82.4	56.7	30.0	—	—
South Pacific and Caribbean	8.6	13.3	12.6	3.8	4.0
Australia	66.5	71.9	92.2	2.9	3.0
Total	$3,435.8	$3,886.5	$4,048.1	$2,396.9	$2,600.3
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
RISKS RELATING TO OUR PROPOSED SEPARATION OF OUR CRANES AND FOODSERVICE BUSINESSES BY SPIN-OFF

The proposed separation of our cranes business and foodservice business is contingent upon the satisfaction of a number of conditions, has required and may continue to require significant time and attention of our management, and may have a material adverse effect on us whether or not it is completed.

On January 29, 2015, we disclosed that our board of directors approved a plan to pursue a separation of our cranes business and foodservice business into two independent, publicly-traded companies through a Spin-Off. The proposed separation is subject to customary conditions, including, but not limited to, the receipt of legal opinions concerning the tax-free nature of the transaction and final approval by our board of directors. In addition, unanticipated developments or changes in the macroeconomic environment, credit markets and equity markets, as well as other market conditions, may impact the plan to effect the proposed Spin-Off. For these and other reasons, we may not complete the Spin-Off as expected during the first quarter of 2016, or at all.

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

Although we believe that separating our Foodservice business from our Crane business by means of the Spin-Off will provide financial, operational, managerial and other benefits to us and our shareholders, the Spin-Off may not provide such results on the scope or scale we anticipate, and we may not realize any or all of the intended benefits. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the Spin-Off, including costs of operating as independent, publicly-traded companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits of the Spin-Off or if our costs exceed our estimates, the company could suffer a material adverse effect on its business, financial condition, results of operations and cash flows.

If the Spin-Off of is completed, the trading price of our common stock will decline.
We expect the trading price of our common stock immediately following the Spin-Off, which will only represent the value of our cranes business, to be significantly lower than immediately prior to the Spin-Off because the trading price for our common stock will no longer reflect the value of our foodservice business.

Following the Spin-Off, the aggregate value of your common stock of (a) the company and (b) MFS may be less than the aggregate value at which the company's common stock might have traded had the Spin-Off not occurred.
The common stock of (a) the company and (b) the MFS that you may hold following the Spin-Off may collectively trade at an aggregate value less than the value at which the company's common stock might have traded had the Spin-Off not occurred due to, among other factors, the expected or actual future performance of either the company or MFS as a separate, independent company and the future shareholder base and market for the company's common stock and the shares of MFS.

There could be significant liability if the Spin-Off is determined to be a taxable transaction.

A condition to the Spin-Off is our receipt of an opinion from our legal counsel substantially to the effect that the Spin-Off and certain related transactions will qualify as tax-free to us and our shareholders under Section 355, 368 and related provisions of the Internal Revenue Code of 1986, as amended (the “Tax Code”), except to the extent of any cash our shareholders receive in lieu of fractional shares of the common stock of MFS. Any such opinion is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the Spin-Off that are different from the conclusions reached in the opinion. The opinion will rely on certain facts, assumptions, representations and undertakings made by us regarding the past and future conduct of the cranes and foodservice businesses and other matters, which, if incomplete, incorrect or not satisfied, could alter the conclusions of the party giving such opinion.
If the Spin-Off and certain related transactions are ultimately determined to be taxable, the Spin-Off could be treated as a taxable dividend to our shareholders for U.S. federal income tax purposes, and our shareholders could incur significant federal income tax liabilities. In addition, we would recognize a taxable gain to the extent that the fair market value of our common stock exceeds our tax basis in such stock on the date of the Spin-Off. Moreover, while in some instances, based upon agreements we expect to enter into governing the Spin-Off, MFS will be required to indemnify us for certain taxes related to the Spin-Off, such agreements are not binding on the IRS and, as a legal matter, we are jointly and severally liable for any U.S. federal consolidated income taxes (and certain state and local income taxes) imposed on us or MFS for the taxable year of the Spin-Off and for prior taxable years.

After the Spin-Off, certain of our directors and officers may have actual or potential conflicts of interest because of their equity ownership of MFS and relationships with the directors and officers of MFS.

Certain of the persons we expect to be our executive officers and directors following the Spin-Off will have professional relationships with persons will be the executive officers, directors or employees of MFS following the Spin-Off. In addition, because of their ownership of our common stock, following the Spin-Off, certain of our directors and executive officers will own common stock in the foodservice, and the individual holdings may be significant for some of these individuals compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for the company and MFS. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between MFS and the company regarding the terms of the agreements governing the Spin-Off and the relationship thereafter between the companies.

Potential liabilities may arise under fraudulent conveyance and transfer laws and legal capital requirements, which could have an adverse effect on our financial condition and our results of operations.

In the event that, following the Spin-Off, any entity involved in the Spin-Off fails to pay its creditors or enters insolvency proceedings, the transactions related to the Spin-Off may be challenged under U.S. federal, U.S. state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a court were to determine under these laws that, (a) at the time of the Spin-Off, the entity in question (1) was insolvent; (2) was rendered insolvent by reason of the Spin-Off; (3) had remaining assets constituting unreasonably small capital; (4) intended to incur, or believed it would incur, debts beyond its ability to pay such debts as they matured; or (b) the transaction in question failed to satisfy applicable legal capital requirements, the court could determine that the Spin-Off was voidable, in whole or in part. Subject to various defenses, the court could then require us or other recipients of value in connection with the Spin-Off (potentially including our shareholders as recipients of shares of the common stock of MFS in connection with the Spin-Off), as the case may be, to turn over value to other entities involved in the Spin-Off and contemplated transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.

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

Our operational results are dependent on how well we can scale our manufacturing capacity and resources to the level of our customers’ demand.

We operate in industries that require manufacturers to make highly efficient use of manufacturing capacity. Insufficient or excess capacity threatens our ability to generate competitive profit margins and may expose us to liabilities related to contract commitments. Adapting or modifying our capacity is difficult, as modifications take substantial time to execute and, in some cases, may require regulatory approval. Additionally, delivering product during process or facility modifications requires special coordination. The cost and resources required to adapt our capacity, such as through facility acquisitions, facility closings, or process moves between facilities, may negate any planned cost reductions or may result in costly delays, product quality issues or material shortages, all of which could adversely affect our operational results and our reputation with our customers.

Price increases in some materials and sources of supply could affect our profitability.

We use large amounts of steel, stainless steel, aluminum, copper and electronic controls, among other items, in the manufacture of our products. Occasionally, market prices of some of our key raw materials increase significantly. If in the future we are not able to reduce product costs in other areas or pass raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers - including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters - may impair our ability to satisfy our customers and could adversely affect our financial performance.

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

Our success depends on our ability to attract and retain key personnel.

Our success depends to a large extent upon our ability to attract and retain key executives, managers and skilled personnel. The loss of the services of one or more of these key employees could have an adverse effect, at least in the short to medium term, on significant aspects of our business, including strategic planning and product development. Generally, our key employees are not bound by employment or non-competition agreements, and we cannot be sure that we will be able to retain our key officers and employees and the risks may increase as a result of or following the Spin-Off. If certain subject-matter experts or employees with specialized skills move to employment elsewhere, we will incur significant costs in hiring, training, developing and retaining their replacements.

Because we participate in industries that are highly competitive, our net sales and profits could decline as we respond to competition.

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

If we do not develop new and innovative products or if customers in our markets do not accept them, our results would be negatively affected.

Our products must be kept current to meet our customers’ needs. To remain competitive, we therefore must develop new and innovative products on an on-going basis, and we invest significantly in the research and development of new products. If we do not successfully develop innovative products, it may be difficult to differentiate our products from our competitors’ products and satisfy regulatory requirements, and our sales and results would suffer.

If we do not meet customers’ product quality and reliability standards/expectations, we may experience increased or unexpected product warranty claims and other adverse consequences to our business.

Product quality and reliability are significant factors influencing customers' decisions to purchase our products. Inability to maintain the high quality of our products relative to the perceived or actual quality of similar products offered by competitors could result in the loss of market share, loss of revenue, reduced profitability, an increase in warranty costs and/or damage to our reputation.

Product quality and reliability are determined in part by factors that are not entirely within our control. We depend on our suppliers for parts and components that meet our standards. If our suppliers fail to meet those standards, we may not be able to deliver the quality of products that our customers expect, which may impair revenue and our reputation and lead to higher warranty costs.

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

A portion of our sales is financed by third-party finance companies on behalf of our customers. The availability of financing from third parties is affected by general economic conditions, the creditworthiness of our customers and the estimated residual value of our equipment. In certain transactions we provide residual value guarantees and buyback commitments to our customers or the third-party financial institutions. Deterioration in the credit quality of our customers or the overall health of the banking industry could negatively impact our customer’s ability to obtain the resources needed to make purchases of our equipment or their ability to obtain third-party financing. In addition, if the actual value of the equipment for which we have provided a residual value guaranty declines below the amount of our guaranty, we may incur additional costs, which may negatively impact our financial condition, results of operations and cash flows.

We have significant manufacturing and sales of our products outside of the United States, which may present additional risks to our business.

For the years ended December 31, 2015, 2014 and 2013, approximately 46%, 50% and 51%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the company’s international sales is part of our growth strategy. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with our international sales, manufacturing and the integration of new facilities that could cause loss of revenue or increased cost. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

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
As of December 31, 2015, we employed approximately 11,000 people and had labor agreements with 13 local unions in North America. A large majority of our European employees belong to European trade unions. We have three trade unions in China and one trade union in India. During 2015, three of our union contracts expired and were successfully renegotiated without incident. In 2016, six union contracts will expire. Any significant labor relations issues could have an adverse effect our operations, reputation, results of operations and financial condition.
Our leverage may impair our operations and financial condition.

As of December 31, 2015, our total consolidated debt was $1,413.6 million as compared to consolidated debt of $1,523.5 million as of December 31, 2014, including the value of related interest rate hedging instruments. If the Spin-Off is completed, on March 4, 2016, as currently planned, we expect to incur substantial indebtedness in connection with the Spin-Off, including $260 million in aggregate principal amount of 12.75% senior secured second lien notes due 2021 and as much as $225 million in borrowings under a new asset-based credit facility, as well as capital leases and other debt. We also expect to enter into a securitization facility pursuant to which we can securities our trade receivables. If the Spin-Off is completed, we plan to use the proceeds from these new debt facilities, together with the proceeds of a cash dividend paid by MFS to us, to repay or otherwise terminate our currently existing debt facilities.

The combined nature of our enterprise, including both the cranes and foodservice businesses, has historically enabled us to assist with working capital requirements on a short-term basis and provided other financial support functions. After the Spin-Off, we will not be able to rely on MFS’s earnings, assets or cash flows, and we will be responsible for servicing our own debt, obtaining and maintaining sufficient working capital and paying dividends.

In addition, our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other matters, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets. Certain of our debt facilities require or will require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may also require that we take disadvantageous actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flow from operations to the payment of principal and interest on our indebtedness. Our substantial leverage could also put us at a disadvantage compared to our competitors that are less leveraged. We cannot be certain that we will meet any future financial tests or that the lenders will waive any failure to meet those tests. See additional discussion in Notes 13, “Debt,” and 27, “Subsequent Events,” to our Consolidated Financial Statements.

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

We are exposed to the risks of changes in interest rates and foreign currency fluctuations.

We expect to incur in the future indebtedness that accrues interest at a variable rate, including a new asset-based credit facility. Increases in interest rates will reduce our operating cash flows and could hinder our ability to fund our operations, capital expenditures, acquisitions or dividends. In such cases we may seek to reduce our exposure to fluctuations in interest rates, but hedging our exposure carries the risk that we may forego the benefits we would otherwise experience if interest rates were to change in our favor. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy is guaranteed to completely insulate us from the risks associated with such fluctuations.

Additionally, some of our operations are or will be conducted by subsidiaries in foreign countries. The results of the operations and the financial position of these subsidiaries will be reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to fluctuate significantly in the future. Such fluctuations may have a material effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods.

We also incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency. We attempt to reduce currency transaction risk whenever one of our operating subsidiaries enters into a material transaction using a different currency than its functional currency by:

•	matching cash flows and payments in the same currency;

•	direct foreign currency borrowing; and

•	entering into foreign exchange contracts for hedging purposes.

However, we may not be able to hedge this risk completely or at an acceptable cost, which may adversely affect our results of operations, financial condition and cash flows in future periods.

Changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.

Tax policy reform continues to be a topic of discussion in the United States. A significant change to the tax system in the United States, including changes to the taxation of international income, could have a material adverse effect upon our results of operations. We regularly undergo tax audits in various jurisdictions in which we operate. Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

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

We cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities, or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs and/or penalties that could be material. Further, environmental laws and regulations are constantly evolving and it is impossible to predict accurately the effect they may have upon our financial condition, results of operations or cash flows.

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

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural or manmade disasters, national emergencies, significant labor strikes, work stoppages, political unrest, war or terrorist activities that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components and raw materials and information technology and other services from numerous suppliers, and, even if our facilities were not directly affected by such events, we could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. We cannot assure you that we will have insurance to adequately compensate us for any of these events.

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

In recent years, governments in both the U.S. and Europe have implemented or proposed regulations governing the use of certain minerals, including tin, tantalum, tungsten and gold (“conflict minerals”). In the U.S., SEC rules require disclosures related to the use of conflict minerals that are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by an SEC-reporting company, that are sourced from the Democratic Republic of the Congo and other countries in central Africa. In the European Union, proposed regulations would require similar disclosures, and may encompass other geographic regions outside of central Africa.

These disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products.  Our supply chain is complex, and if we are not able to conclusively verify the origins for all conflict minerals used in our products or that our products are “conflict free,” we may face reputational challenges with our customers or investors.  Furthermore, we may also encounter challenges to satisfy customers who require that our products be certified as “conflict free,” which could place us at a competitive disadvantage if we are unable to do so. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices.  Finally, because European regulations have not yet been finalized, it is difficult for us to determine whether and how we will establish a compliance program. For all of these reasons, we could incur significant costs related to the compliance process, and face equally significant costs in satisfying the disclosure requirements.

Item 1B.  UNRESOLVED STAFF COMMENTS
The company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission (SEC) that were issued 180 days or more preceding the end of our fiscal year 2015 that remain unresolved.

Item 2.  PROPERTIES
The following table outlines the principal facilities the company owns or leases as of December 31, 2015.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Corporate
Manitowoc, Wisconsin	Corporate Headquarters	34,000	Owned
Manitowoc, Wisconsin	Office	5,000	Leased
Manitowoc, Wisconsin	Hangar Ground Lease	31,320	Leased
Cranes and Related Products
Americas
Bauxite, Arkansas	Manufacturing/Repair	36,000	Owned
Shady Grove, Pennsylvania	Manufacturing/Office	1,330,000	Owned
Manitowoc, Wisconsin	Manufacturing/Office	570,000	Owned
Manitowoc, Wisconsin (1)	Office	17,175	Leased
Manitowoc, Wisconsin	Land	250,200	Leased
Port Washington, Wisconsin	Manufacturing	81,029	Owned
Passo Fundo, Brazil	Manufacturing/Office	300,000	Owned
Quincy, Pennsylvania	Manufacturing	21,000	Owned
EMEA
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Presov, Slovak Republic	Manufacturing/Office	295,300	Owned
Fanzeres, Portugal	Manufacturing	362,891	Owned
Baltar, Portugal	Manufacturing/Office	241,876	Owned
Niella Tanaro, Italy	Manufacturing	370,016	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Moulins, France	Manufacturing/Office	355,000	Owned
Charlieu, France	Manufacturing/Office	323,000	Owned
Dardilly, France	Office	82,000	Leased
Vitrolles, France	Office	16,000	Owned
Dry, France	Office	93,100	Leased
Buckingham, United Kingdom	Office/Storage	78,000	Leased
Lusigny, France	Crane Testing Site	10,000	Owned
Saint Pierre de Chandieu, France	Warehouse/Office	434,565	Leased
Saint Ouen l’Aumone, France	Office	7,800	Leased
Dubai, United Arab Emirates	Office/Workshop	10,000	Leased
APAC
Zhangjiagang, China	Manufacturing	800,000	Owned
Pune, India	Manufacturing	190,000	Leased
Shirwal, India	Land	1,560,700	Owned
Singapore (1)	Office/Storage	54,000	Leased
Sydney, Australia (1)	Office/Storage/Workshop	61,000	Leased

Foodservice Equipment*

Americas
New Port Richey, Florida (2)	Corporate Headquarters	42,000	Owned
Manitowoc, Wisconsin (2)	Manufacturing/Office	376,000	Owned
Parsons, Tennessee (1)	Manufacturing	120,000	Owned
Sellersburg, Indiana (2)	Manufacturing/Office	146,000	Owned
Tijuana, Mexico (1)	Manufacturing	111,000	Leased
Shreveport, Louisiana (1), (2)	Manufacturing/Office	539,000	Owned
Mt. Pleasant, Michigan (2)	Manufacturing/Office	345,000	Owned
Baltimore, Maryland	Manufacturing/Office	16,000	Leased
Cleveland, Ohio (1), (2)	Manufacturing/Office/Warehouse	391,000	Owned/Leased
Covington, Tennessee (1)	Manufacturing/Office/Warehouse	386,000	Owned/Leased
Concord, Ontario, Canada	Manufacturing/Office	116,000	Leased
Mississauga, Ontario, Canada (1), (2)	Manufacturing/Office/Warehouse	186,000	Leased
Monterrey, Mexico	Manufacturing/Office	303,750	Leased
EMEA
Guildford, United Kingdom (2)	Office	35,000	Leased
Eglfing, Germany (2)	Manufacturing/Office/Warehouse	130,000	Leased
Herisau, Switzerland (2)	Manufacturing/Office	26,974	Leased
Halesowen, United Kingdom (2)	Manufacturing/Office	86,000	Leased
Sheffield, United Kingdom	Manufacturing/Office	100,000	Leased
APAC
Foshan, China (2)	Manufacturing/Office/Warehouse	125,000	Leased
Shangahi, China (2)	Manufacturing/Office	29,000	Leased
Prachinburi, Thailand (2)	Manufacturing/Office/Warehouse	438,608	Owned
Singapore	Manufacturing/Office	93,300	Owned/Leased
Hangzhou, China (2)	Manufacturing/Office	260,000	Owned/Leased
Samutprakarn, Thailand	Office	4,305	Leased

*
As noted above, after the Spin-Off, the Foodservice business will no longer be part of the company, and the properties identified as being in Foodservice segment will no longer be owned, leased or operated by the company.

(1)    There are multiple separate facilities within these locations.
(2)    Serves also as a research and development center.
In addition, the company leases sales office and warehouse space for the Crane segment in Breda, The Netherlands; Begles, France; Dole, France; Nantes, France; Toulouse, France; Nice, France; Lainate, Italy; Lagenfeld, Germany; Warsaw, Poland; Melbourne, Australia; Brisbane, Australia; Beijing, China; Chengdu, China; Guangzhou, China; Shanghai, China; Dubai, UAE; Makati City, Philippines; Cavite, Philippines; Ahmedabad, India; Chennai, India; Hyderabad, India; Gurgaon, India; Kolkatta, India; Moscow, Russia; Jeffersonville, Indiana; Manitowoc, Wisconsin; Monterrey, Mexico; Sao Paulo, Brazil; Recife, Brazil; Santiago, Chile; Johannesburg, South Africa; Ellis Ras, South Africa; Rio de Janeiro, Brazil; and Vitoria, Brazil. The company leases office and/or warehouse space for the Foodservice segment in Manitowoc, Wisconsin; Irwindale, California; Odessa, Florida; Tampa, Florida; Fort Wayne, Indiana; Jeffersonville, Indiana; Herborn, Germany; Kuala Lumpur, Malaysia; Selangor, Malaysia; Barcelona, Spain; Naucalpan de Juarez, Mexico; Gurgaon, Mumbai and Bangalore, India; as well as Mexico City, Mexico.
See Note 23, “Leases,” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding leases.

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
For information concerning other contingencies and uncertainties, see Note 19, “Contingencies and Significant Estimates,” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Item 4.  MINE SAFETY DISCLOSURE
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Each of the following officers of the company has been elected by the Board of Directors. This section also sets forth certain information about the individuals who are expected to serve as our officers following the Spin-Off if the Spin-Off is completed as planned on March 4, 2016.  The information presented below is as of February 29, 2016.

Name	Age	Position With The Registrant	Principal Position Held Since
Kenneth W. Krueger	59	Chairman, President, and Interim Chief Executive Officer	2015

Barry L. Pennypacker	54	President and Chief Executive Officer of Manitowoc Cranes	2015

Carl J. Laurino	54	Senior Vice President and Chief Financial Officer	2004

Thomas G. Musial	64	Senior Vice President of Human Resources and Administration	2000

Maurice D. Jones	56	Senior Vice President, General Counsel and Secretary	2004

Josef Matosevic	44	Senior Vice President and Chief Operating Officer	2015

Hubertus M. Muehlhaeuser	46	President and Chief Executive Officer	2015

Therese C. Houlahan	38	Treasurer	2014

Larry J. Weyers	53	Executive Vice president of Manitowoc Cranes	2015
Kenneth W. Krueger was named chairman, president, and interim chief executive officer in 2015. Prior to assuming this role, Mr. Krueger served on Manitowoc’s Board of Directors since 2004. Prior to joining Manitowoc, Mr. Krueger was the chief operating officer of Bucyrus International, Inc., a global leader in mining equipment manufacturing headquartered in South Milwaukee, Wisconsin. Other executive leadership roles previously held by Mr. Krueger include senior vice president and chief financial officer for A.O. Smith Corporation, and vice president-finance and planning for the Hydraulics, Semiconductor Equipment, and Specialty Controls Group of Eaton Corporation. Mr. Krueger will resign from the offices listed above as of the completion of the Spin-Off.
Barry L. Pennypacker was appointed to the positions of president and chief executive officer of the company’s cranes business in December 2015 and, under the terms of an offer letter between Mr. Pennypacker and the company, Mr. Pennypacker will become the company’s president and chief executive officer following the Spin-Off. Mr. Pennypacker has served, since 2013, as founder, president and chief executive officer of Quantum Lean LLC, a privately held manufacturer and supplier of precision components. He previously served as president and chief executive officer, as well as a director, of Gardner Denver, Inc., a manufacturer and marketer of engineered industrial machinery and related parts and services, from 2008 until 2012. Prior to joining Gardner Denver, Inc. in 2008, Mr. Pennypacker served in positions with increasing responsibility at Westinghouse Air Brake Technologies Corporation, a worldwide provider of technology-based equipment and services for the rail industry, from 1999 until 2008, with his last position being vice president-group executive. He previously served as director, Worldwide Operations, Stanley Fastening Systems, an operating unit of The Stanley Works, a worldwide producer of tools and security products, and held a number of senior management positions with increasing responsibility with Danaher Corporation, a manufacturer and marketer of professional, medical, industrial and commercial products and services.
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

Maurice D. Jones has been general counsel and secretary since 1999 and was elected vice president in 2002 and a senior vice president in 2004.  Prior to joining the company, Mr. Jones was a shareholder in the law firm of Davis and Kuelthau, S.C., and served as legal counsel for Banta Corporation. Once the Spin-Off is complete, Mr. Jones will resign from his position with the company and will serve as senior vice president, general counsel and secretary of MFS.
Mr. Matosevic was promoted to Senior Vice President of Global Operational Excellence for Manitowoc ParentCo in 2014 after serving as the Executive Vice President - Global Operations and Purchasing for Manitowoc Cranes since early 2012. Prior to joining Manitowoc ParentCo, Mr. Matosevic served in various executive positions with Oshkosh Corporation (NYSE: OSK), a designer, manufacturer and marketer of a broad range of specialty vehicles and vehicle bodies, from 2008-2012, including as that company’s Executive Vice President, Global Manufacturing Operations from 2010-2012, with responsibilities for the defense segment, global operating systems and lean deployment. He previously served as Vice President of Global Operations from 2005 to 2007 and Chief Operating Officer from 2007 to 2008 at Wynnchurch Capital/Android Industries, a sub-assembler and sequencer of complex modules for automotive original equipment manufacturers. Mr. Matosevic has over 20 years of global operating and business experience, with skills and experience in Lean Six Sigma practices, automation, and supply chain development.

Mr. Muehlhaeuser was appointed President and Chief Executive Officer of Manitowoc Foodservice effective July 28, 2015. Prior to his appointment, he had served as Chairman and Managing Partner of Karl-H. Muehlhaeuser GmbH & Co KG, a leader in the development, production, distribution and service of rail-bound and trackless tunneling and mining equipment as well as machinery solutions for concrete and chemical applications, since 2013. He previously served as Senior Vice President and General Manager, Europe/Africa/Middle East for AGCO Corporation (NYSE: AGCO) (“AGCO”), a leading manufacturer and distributor of agricultural equipment and related replacement parts, in 2012. Prior thereto, Mr. Muehlhaeuser was Senior Vice President - Strategy & Integration and General Manager, Eastern Europe/ Asia at AGCO from 2009 to 2011. From 2005 to 2011, Mr. Muehlhaeuser served as Senior Vice President - Strategy & Integration at AGCO, and from 2007 to 2011 he also served as General Manager - Engines. Prior to joining AGCO in 2005, he led the Global Strategy and
Organization Practice at Arthur D. Little, Ltd., an international management consulting firm, was a member of the firm’s Global Management Team and was the firm’s Managing Director, Switzerland. Mr. Muehlhaeuser is Chairman of the Board of Muehlhaeuser Holding Ltd. (Switzerland) and Chairman of the Board of FASTER S.p.A. (Italy). Mr. Muehlhaeuser studied Business Administration at the European Business Schools in Oestrich Winkel and London, as well as the Universidad Argentina de la Empresa, and holds a Master of Business Administration degree from EBS University of Business and Law.

Therese C. Houlahan was named treasurer of the company in March 2014. Previously she served as treasurer of Kaydon Corporation, a diversified manufacturer, in Michigan. Prior to that she held progressive leadership positions at Alberto Culver Company and Hayes Lemmerz International, Inc., as well as at the Comptroller of the Currency.

Larry J. Weyers was appointed as executive vice president of the cranes business in December 2015, following the appointment of Mr. Pennypacker as president and chief executive officer of the cranes business. Prior to that, Mr. Weyers was named senior vice president of the company and president of the cranes business in January 2015.  Mr. Weyers previously served as executive vice president of Cranes America from 2007 to 2014. He has held various other executive management positions with the company’s Crane segment since joining the company in 1998, including executive vice president of Crane Care from 2004 to 2007. Prior to joining the company, Mr. Weyers was General Manager Sales and Marketing for Woods Equipment Company (IL) and held various positions in Kubata Tractor Corporation (CA). Following the Spin-Off, Mr. Weyers is expected to serve as our senior vice president and chief commercial officer.

PART II
Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The company’s common stock is traded on the New York Stock Exchange under the symbol MTW. (Assuming the Spin-Off occurs, Manitowoc Foodservice, Inc., the spun-off Foodservice business, is expected to trade on the New York Stock Exchange under the symbol MFS.) At December 31, 2015, the approximate number of record shareholders of common stock was 1,975.
The amount and timing of the annual dividend are determined by the Board of Directors at its regular meetings each year, subject to limitations within the company’s Senior Credit Facility described below.  In each of the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the company paid an annual dividend of $0.08 per share in the fourth quarter. The board has not yet determined what its dividend policy will after the Spin-Off; the policy will be dependent on applicable factors at the time of such determination.
The high and low sales prices of the common stock were as follows for 2015, 2014 and 2013:

Year Ended	2015			2014			2013
December 31	High	Low	Close	High	Low	Close	High	Low	Close
1st Quarter	$22.91	$17.30	$21.56	$32.80	$22.68	$31.45	$21.35	$15.90	$20.56
2nd Quarter	22.67	18.79	19.60	33.46	26.87	32.86	21.50	16.18	17.91
3rd Quarter	19.83	14.47	14.93	33.50	23.42	23.45	21.87	17.93	19.56
4th Quarter	17.68	13.86	15.35	23.36	16.24	22.10	23.68	18.12	23.32
As noted above, after the Spin-Off, we expect the trading price of our common stock to decline because it will only then represent the value of our Cranes business and no longer represent the value of the Foodservice business. The value of company shares and shares of the separate Foodservice company may not together equal the value of company shares prior to the Spin-Off. See "Risk Factors" above. Under our Senior Credit Facility, we are limited on the amount of dividends we may pay in any one year.  The amount of dividend payments is restricted based on our consolidated total leverage ratio as defined in the credit agreement and is limited along with other restricted payments in aggregate.  If the consolidated total leverage ratio is less than 3.50 to 1.00, total restricted payments are not limited in any given year.  If the consolidated total leverage ratio is less than 4.25 to 1.00 but greater than or equal to 3.50 to 1.00, restricted payments may not exceed $50.0 million per year.  If the consolidated total leverage ratio is less than 5.00 to 1.00 but greater than or equal to 4.25 to 1.00, restricted payments may not exceed $40.0 million per year.  Lastly, if the consolidated total leverage ratio is greater than or equal to 5.00 to 1.00, total restricted payments are limited to $30.0 million per year.

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2011	2012	2013	2014	2015
The Manitowoc Company, Inc.	(29.39)%	71.53%	49.30%	(4.86)%	(30.21)%
S&P 500 Index	2.11%	16.00%	32.39%	13.69%	1.38%
S&P 600 Industrial Machinery	(2.67)%	20.56%	38.22%	1.36%	(17.22)%

	Indexed Returns
	Years Ending December 31,
	2010	2011	2012	2013	2014	2015
The Manitowoc Company, Inc.	100.00	70.61	121.11	180.82	172.04	120.06
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P 600 Industrial Machinery	100.00	97.33	117.34	162.19	164.40	136.08

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

	2015	2014	2013	2012	2011
Net Sales
Cranes and Related Products	$1,865.7	$2,305.2	$2,506.3	$2,427.1	$2,134.7
Foodservice Equipment	1,570.1	1,581.3	1,541.8	1,486.2	1,454.6
Total	3,435.8	3,886.5	4,048.1	3,913.3	3,589.3
Gross Profit	833.2	980.5	1,021.8	943.0	832.9
Earnings from Operations
Cranes and Related Products	64.3	163.9	218.8	170.5	118.8
Foodservice Equipment	239.7	234.0	250.3	238.6	214.4
Corporate	(58.4)	(53.4)	(64.9)	(63.7)	(61.3)
Asset impairment expense	(24.4)	(1.1)	—	—	—
Amortization expense	(34.4)	(35.1)	(35.3)	(36.5)	(37.4)
Restructuring expense	(14.0)	(9.0)	(4.8)	(9.5)	(5.5)
Separation expense	(39.4)	—	—	—	—
Other (expense) income	(0.9)	(0.5)	0.3	(2.5)	0.5
Total	132.5	298.8	364.4	296.9	229.5
Interest expense	(97.0)	(94.0)	(128.4)	(135.6)	(145.4)
Amortization of deferred financing fees	(4.2)	(4.4)	(7.0)	(8.2)	(10.4)
Loss on debt extinguishment	(0.2)	(25.5)	(3.0)	(6.3)	(29.7)
Other income (expense) - net	25.5	(5.5)	(0.8)	0.1	2.3
Earnings from continuing operations before income taxes	56.6	169.4	225.2	146.9	46.3
(Benefit) provision for taxes on income	(6.7)	8.6	36.1	38.0	13.6
Earnings from continuing operations	63.3	160.8	189.1	108.9	32.7
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	0.2	(1.4)	(18.8)	(16.3)	(15.8)
Loss on sale of discontinued operations, net of income taxes	—	(11.0)	(2.7)	—	(34.6)
Net earnings (loss)	63.5	148.4	167.6	92.6	(17.7)
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	—	3.9	25.8	(9.1)	(6.5)
Net earnings (loss) attributable to Manitowoc	$63.5	$144.5	$141.8	$101.7	$(11.2)
Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$63.3	$156.5	$154.8	$109.7	$33.0
Earnings (loss) from discontinued operations, net of income taxes	0.2	(1.0)	(10.3)	(8.0)	(9.6)
Loss on sale of discontinued operations, net of income taxes	—	(11.0)	(2.7)	—	(34.6)
Net earnings (loss) attributable to Manitowoc	$63.5	$144.5	$141.8	$101.7	$(11.2)

Cash Flows
Cash flow from operations	$98.0	$98.3	$323.1	$162.4	$17.1
Identifiable Assets
Cranes and Related Products	$1,606.3	$1,742.3	$1,900.4	$1,903.3	$1,760.8
Foodservice Equipment	1,792.7	1,902.0	1,904.3	1,956.8	2,192.6
Corporate	49.9	172.3	171.9	197.2	69.2
Total	$3,448.9	$3,816.6	3,976.6	4,057.3	$4,022.6
Long-term Obligations	$1,413.6	$1,523.5	1,526.8	1,801.0	$1,866.4
Depreciation
Cranes and Related Products	$49.4	$45.7	$46.9	$43.5	$52.9
Foodservice Equipment	19.6	21.2	20.1	22.3	24.5
Corporate	0.9	1.5	1.5	2.3	2.8
Total	$69.9	$68.4	68.5	68.1	$80.2
Capital Expenditures
Cranes and Related Products	$54.1	$57.3	$69.3	$52.7	$52.0
Foodservice Equipment	13.2	25.3	33.6	17.4	11.9
Corporate	0.8	2.2	7.8	2.8	0.7
Total	$68.1	$84.8	$110.7	$72.9	$64.6
Per Share
Basic earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.47	$1.16	$1.16	$0.83	$0.25
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.01)	(0.08)	(0.06)	(0.07)
Loss on sale of discontinued operations, net of income taxes	—	(0.08)	(0.02)	—	(0.27)
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.47	$1.07	$1.07	$0.77	$(0.09)
Diluted earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.46	$1.14	$1.14	$0.82	$0.25
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.01)	(0.08)	(0.06)	(0.07)
Loss on sale of discontinued operations, net of income taxes	—	(0.08)	(0.02)	—	(0.26)
Earnings (loss) per share attributable to Manitowoc common shareholders	$0.46	$1.05	$1.05	$0.76	$(0.08)
Avg Shares Outstanding
Basic	136,036,192	134,934,892	132,894,179	131,447,895	130,481,436
Diluted	137,433,815	137,351,309	135,330,193	133,317,050	133,377,109

Notes to the table above:

(1)
Discontinued operations represent the results of operations and gain or loss on sale of Kysor/Warren, Jackson and our Chinese joint venture, Manitowoc Dong Yue, which qualified for discontinued operations treatment.

(2)	We acquired Inducs, AG in the fourth quarter of 2013.

(3)	Cash dividends for each year from 2011 through 2015 were $0.08 per share.

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
On January 29, 2015, Manitowoc announced that its Board of Directors has approved a plan to pursue a separation of the company’s Crane and Foodservice businesses into two independent, publicly-traded companies. The company currently anticipates effecting the separation through a tax-free spin-off (the “Spin-Off”) of the Foodservice business and expects the Spin-Off to be completed on March 4, 2016. Subsequent to the separation, the historical results of our Foodservice business will be presented as discontinued operations.
During the fourth quarter of 2015, Manitowoc disposed of a non-material foodservice subsidiary, Kysor Panel Systems. This divestiture does not qualify for discontinued operations, and therefore the results of the business are included in operating results from continuing operations.
During the first quarter of 2014, the company sold its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. (“Manitowoc Dong Yue” or the “joint venture”), which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company’s financial statements. See Note 5, “Discontinued Operations,” for further details of this transaction.
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
The following discussion and analysis covers key drivers behind our results for 2013 through 2015 and is broken down into three major sections.  First, we provide an overview of our results of operations for the years 2013 through 2015 on a consolidated basis and by business segment.  Next we discuss our market conditions, liquidity and capital resources, off-balance sheet arrangements, and obligations and commitments.  Finally, we provide a discussion of risk management techniques, contingent liability issues, critical accounting policies, impacts of future accounting changes, and cautionary statements.
All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Consolidated Operations

Millions of dollars	2015	2014	2013
Operations
Net sales	$3,435.8	$3,886.5	$4,048.1
Cost of sales	2,602.6	2,906.0	3,026.3
Gross Profit	833.2	980.5	1,021.8
Operating expenses:
Engineering, selling and administrative expenses	587.6	636.0	617.6
Asset impairment expense	24.4	1.1	—
Amortization expense	34.4	35.1	35.3
Restructuring expense	14.0	9.0	4.8
Separation expense	39.4	—	—
Other expenses (income)	0.9	0.5	(0.3)
Total operating expenses	700.7	681.7	657.4
Operating earnings from continuing operations	132.5	298.8	364.4
Other (expenses) income:
Interest expense	(97.0)	(94.0)	(128.4)
Amortization of deferred financing fees	(4.2)	(4.4)	(7.0)
Loss on debt extinguishment	(0.2)	(25.5)	(3.0)
Other income (expense) - net	25.5	(5.5)	(0.8)
Total other expenses	(75.9)	(129.4)	(139.2)
Earnings from continuing operations before taxes on earnings	56.6	169.4	225.2
(Benefit) provision for taxes on earnings	(6.7)	8.6	36.1
Earnings from continuing operations	63.3	160.8	189.1
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	0.2	(1.4)	(18.8)
Loss on sale of discontinued operations, net of income taxes	—	(11.0)	(2.7)
Net earnings	63.5	148.4	167.6
Less: Net earnings attributable to noncontrolling interest, net of tax	—	3.9	25.8
Net earnings attributable to Manitowoc	$63.5	$144.5	$141.8
Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$63.3	$156.5	$154.8
Earnings (loss) from discontinued operations, net of income taxes	0.2	(1.0)	(10.3)
Loss on sale of discontinued operations, net of income taxes	—	(11.0)	(2.7)
Net earnings attributable to Manitowoc	$63.5	$144.5	$141.8

Year Ended December 31, 2015 Compared to 2014
Net Sales

(in millions)	2015	2014	Change
Net Sales	$3,435.8	$3,886.5	(11.6)%
Consolidated net sales decreased 11.6% in 2015 to $3.4 billion from $3.9 billion in 2014.  The decrease in net sales was driven by the year-over-year decrease in the Crane segment and the modest decrease in the Foodservice segment.  Crane segment sales decreased 19.1% for the year ended December 31, 2015 compared to 2014.  The overall decrease in the Crane segment was primarily due to weaker demand in the Americas region for rough terrain and boom truck cranes as well as a negative foreign exchange impact.  Foodservice segment sales decreased 0.7% for the year ended December 31, 2015 compared to 2014.  Foodservice segment sales decreased in the EMEA region primarily due to foreign currency impact and the benefit in 2014 from a new product rollout to a major customer. Consolidated net sales were unfavorably impacted by approximately $203.0 million from foreign currency volatility in relation to the U.S. Dollar for the year ended December 31, 2015 compared with the year ended December 31, 2014.  Further analysis of the changes in sales by segment is presented in the “Sales and Operating Earnings by Segment” section below.
Gross Profit

(in millions)	2015	2014	Change
Gross Profit	$833.2	$980.5	(15.0)%
Gross Margin	24.3%	25.2%
Gross profit for the year ended December 31, 2015 decreased by 15.0% to $833.2 million compared to $980.5 million for the year ended December 31, 2014. The decrease in consolidated gross profit was attributable primarily to the decrease in Crane segment gross profit due to the decrease in sales volume discussed above and unfavorable manufacturing absorption given the lower sales volumes, partially offset by manufacturing cost reduction initiatives.  Gross profit for the Foodservice segment decreased modestly, primarily due to lower margins as a result of start-up cost for KitchenCare. Gross margin decreased in 2015 to 24.3% from 25.2% in 2014.  The decrease in gross margin was primarily due to unfavorable manufacturing absorption on lower volumes in the Crane segment.
Engineering, Selling and Administrative Expenses

(in millions)	2015	2014	Change
Engineering, selling and administrative expenses	$587.6	$636.0	(7.6)%
Engineering, selling and administrative (ES&A) expenses for the year ended December 31, 2015 decreased $48.4 million to $587.6 million compared to $636.0 million for the year ended December 31, 2014.  Crane segment ES&A expenses decreased $41.7 million, or 13.6%, for the year ended December 31, 2015 compared to the same period in 2014.  This decrease was driven primarily by foreign currency exchange rates and decreases in wages and benefits due to headcount reductions and cost controls. Foodservice segment ES&A expenses decreased $11.8 million, or 4.3%, for the year ended December 31, 2015 compared to 2014.  This decrease was primarily driven by headcount reductions during the fourth quarter of 2014 and first quarter of 2015. Corporate ES&A increased $5.0 million, or 9.4%, for the year ended December 31, 2015 compared to the same period in 2014. This increase was primarily due to increases in wages and benefits and employee health insurance cost.
Asset Impairment Expense

(in millions)	2015	2014	Change
Asset impairment expense	$24.4	$1.1	*
* Measure not meaningful
Asset impairment expense for the year ended December 31, 2015 was $24.4 million compared to $1.1 million for the year ended December 31, 2014.  The impairment recorded in 2015 resulted from the write-down of $15.4 million on Cranes facilities in Brazil, which is currently shut down indefinitely, and Slovakia, which is now classified as held for sale. The amount also included the write-down of $9.0 million related to the Foodservice facility in Cleveland that is in the process of being shuttered. The expenses in 2014 related to the write-down to fair value of the land, building, and building improvements for a Foodservice segment facility that was previously held for sale.
Amortization Expense

(in millions)	2015	2014	Change
Amortization expense	$34.4	$35.1	(2.0)%
Amortization expense for the year ended December 31, 2015 was $34.4 million compared to $35.1 million for 2014.  See further detail related to intangible assets at Note 11, “Goodwill and Other Intangible Assets.”
Restructuring Expense

(in millions)	2015	2014	Change
Restructuring expense	$14.0	$9.0	55.6%

Restructuring expenses for the year ended December 31, 2015 totaled $14.0 million compared to $9.0 million in 2014.  Crane segment restructuring expenses totaled $5.6 million, Foodservice segment restructuring expenses totaled $4.6 million, and Corporate restructuring expenses totaled $3.8 million. Crane segment expenses related to restructuring plans to reduce the cost structure of crane operations through site closings, consolidations, and reductions in workforce across the globe.  Foodservice segment restructuring expenses related to reductions in workforce across the globe and the closure of the Cleveland facility. Corporate restructuring expenses related to cost rationalization of the enterprise cost structure through headcount reductions in conjunction with the Spin-Off. See further detail at Note 21, “Restructuring.”
Separation Expense

(in millions)	2015	2014	Change
Separation expense	$39.4	$—	*
* Measure not meaningful
Separation expenses for the year ended December 31, 2015 totaled $39.4 million, consisting primarily of professional and consulting fees. There were no separation expenses for the year ended December 31, 2014.
Interest Expense & Amortization of Deferred Financing Fees

(in millions)	2015	2014	Change
Interest expense	$97.0	$94.0	3.2%
Amortization of deferred financing fees	$4.2	$4.4	(4.5)%
Interest expense for the year ended December 31, 2015 totaled $97.0 million versus $94.0 million for the year ended December 31, 2014.  The increase in interest expense of $3.0 million for the year ended December 31, 2015 compared to the prior year was a result of artificially lower 2014 interest expense due to accelerated amortization of the swap monetization gain of $8.3 million resulting from the redemption of the 2018 Notes, which was presented as a reduction to interest expense for 2014. Amortization expense for deferred financing fees was $4.2 million for the year ended December 31, 2015 as compared to $4.4 million in 2014.  The decrease in amortization expense for deferred financing fees of $0.2 million was related to the lower balance of deferred financing fees as a result of the redemption of the 2018 Notes in 2014 and the company's debt reduction efforts. See further detail at Note 13, “Debt.”
Loss on Debt Extinguishment

(in millions)	2015	2014	Change
Loss on debt extinguishment	$0.2	$25.5	*
* Measure not meaningful
Loss on debt extinguishment for the year ended December 31, 2015 totaled $0.2 million, compared to $25.5 million in 2014.  The loss on debt extinguishment in 2015 related to the accelerated paydown of Term Loan B associated with our New Senior Credit Facility. Loss on debt extinguishment in 2014 consisted of $23.3 million related to the February 2014 redemption of the 2018 Notes, of which $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. A $2.0 million loss related to the write-off of deferred financing fees as a result of the Senior Credit Facility refinancing, and $0.2 million loss related to the accelerated paydown of Term Loan B associated with our New Senior Credit Facility.
Other Income (Expense) - Net

(in millions)	2015	2014	Change
Other income (expense) - net	$25.5	$(5.5)	*
* Measure not meaningful
Other income (expense) - net for the year ended December 31, 2015 was $25.5 million compared to other income (expense) - net of $(5.5) million for the prior year.  In 2015, other income (expense) - net consists of $9.9 million for the gain on sale of Kysor Panel Systems, $5.4 million for the gain on sale of an investment property, $4.9 million for the gain on acquisition of a previously held equity interest in Welbilt Thailand, and the remainder due primarily to foreign exchange gains for 2015. Other expense, net primarily consists of foreign exchanges losses in 2014.
Income Taxes

(in millions)	2015	2014	Change
Effective annual tax rate	(11.8)%	5.1%
Provision for taxes on earnings	$(6.7)	$8.6	*
* Measure not meaningful
The effective tax rate for the year ended December 31, 2015 was negative 11.8% compared to the effective tax rate of 5.1% for the year ended December 31, 2014.  The 2015 tax provision benefited by $17.8 million related to the divestiture of the Kysor Panel Systems business resulting in a favorable impact to the effective tax rate. The benefit was primarily due to the write-off of $13.8 million of the unamortized deferred tax liability that was recorded in purchase accounting and as a result of the utilization of the capital loss carryforward to offset the tax gain. The 2015 effective tax rate was also impacted by nondeductible costs associated with the Spin-Off of the Foodservice business.
The 2015 and 2014 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory tax rates were less than 35%. See further detail at Note 15, "Income Taxes."
Earnings (Loss) from Discontinued Operations

(in millions)	2015	2014	Change
Earnings (loss) from discontinued operations	$0.2	$(1.4)	*
* Measure not meaningful
The results from discontinued operations were a gain of $0.2 million and a loss of $1.4 million, net of income taxes, for the years ended December 31, 2015 and 2014, respectively.  The activity from discontinued operations in 2015 and 2014 relate primarily to administrative costs and releases of accruals from various businesses disposed of in prior years. See additional discussion at Note 5, “Discontinued Operations.”
Loss on Sale of Discontinued Operations

(in millions)	2015	2014	Change
Loss on sale of discontinued operations	$—	$11.0	*
* Measure not meaningful
Loss on sale of discontinued operations was $11.0 million for the year ended December 31, 2014. This was attributable to the sale of Manitowoc Dong Yue for a loss of $9.9 million in the first quarter of 2014 and the settlement of a pension obligation related to a previously disposed entity for a loss of $1.1 million in the third quarter of 2014. There were no losses on sale of discontinued operations for the year ended December 31, 2015. See additional discussion at Note 5, “Discontinued Operations.”
Net Earnings Attributable to Noncontrolling Interest

(in millions)	2015	2014	Change
Net earnings attributable to noncontrolling interest	$—	$3.9	*
* Measure not meaningful
For the year ended December 31, 2014, net earnings attributable to a noncontrolling interest of $3.9 million attributable to the minority partner in connection with Manitowoc Dong Yue. This was primarily due to loan forgiveness resulting in income of $35.6 million by the joint venture partner shown as part of net earnings attributable to noncontrolling interest, net of income taxes, which effectively reduced net earnings attributable to Manitowoc shareholders. There were no net earnings attributable to a noncontrolling interest for the year ended December 31, 2015. See Note 5, “Discontinued Operations,” for further details on this transaction.
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
Gross Profit

(in millions)	2014	2013	Change
Gross Profit	$980.5	$1,021.8	(4.0)%
Gross Margin	25.2%	25.2%
Gross profit for the year ended December 31, 2014 decreased 4.0% to $980.5 million compared to $1,021.8 million for the year ended December 31, 2013. The decrease in consolidated gross profit was attributable primarily to the decrease in Crane segment gross profit due to the decrease in sales volume discussed above and unfavorable absorption given the lower sales volumes, partially offset by manufacturing cost reduction initiatives. Gross profit for the Foodservice segment decreased modestly, primarily due to unfavorable product mix, higher discounts and rebates, and higher warranty costs, partially offset by manufacturing cost reduction initiatives. Gross margin in 2014 remained consistent to 2013 at 25.2%.
Engineering, Selling and Administrative Expenses

(in millions)	2014	2013	Change
Engineering, selling and administrative expenses	$636.0	$617.6	3.0%
ES&A expenses for the year ended December 31, 2014 increased $18.4 million to $636.0 million compared to $617.6 million for the year ended December 31, 2013.  Crane segment ES&A increased $16.3 million, or 5.6%, for the year ended December 31, 2014 compared to the same period in 2013.  This increase was driven by increased levels of engineering and product development costs and an increase in enterprise resource planning system implementation costs. Foodservice ES&A expenses increased $13.6 million, or 5.2%, for the year ended December 31, 2014 compared to 2013. This increase was primarily driven by non-recurring legal settlements benefiting fiscal 2013 and an increase in sales commissions and marketing costs. Corporate ES&A decreased $11.5 million, or 17.7%, for the year ended December 31, 2014 compared to the same period in 2013. This decrease was primarily due to decreases in employee health expense, short-term incentive compensation, and stock-based compensation.
Asset Impairment Expense

(in millions)	2014	2013	Change
Asset impairment expense	$1.1	$—	*
* Measure not meaningful
Asset impairment expense for the year ended December 31, 2014 was $1.1 million; there was not any impairment expense for the year ended December 31, 2013.  This relates to the write-down to fair value of the land, building, and building improvements for a Foodservice segment facility which was held for sale.
Amortization Expense

(in millions)	2014	2013	Change
Amortization expense	$35.1	$35.3	(0.6)%
Amortization expense for the year ended December 31, 2014 was $35.1 million compared to $35.3 million for 2013.  See further detail related to intangible assets at Note 11, “Goodwill and Other Intangible Assets.”
Restructuring Expense

(in millions)	2014	2013	Change
Restructuring expense	$9.0	$4.8	87.5%
Restructuring expenses for the year ended December 31, 2014 totaled $9.0 million compared to $4.8 million in 2013.  Crane segment restructuring expenses totaled $6.6 million and Foodservice restructuring expenses totaled $2.4 million. Crane segment expenses related to restructuring plans to reduce the cost structure of crane operations through site closings, consolidations, and reductions in workforce across the globe. Foodservice segment restructuring expenses related primarily to employee termination benefits due to the movement of certain Ice manufacturing activities from Manitowoc, Wisconsin, to Monterrey, Mexico. See further detail at Note 21, “Restructuring.”
Interest Expense & Amortization of Deferred Financing Fees

(in millions)	2014	2013	Change
Interest expense	$94.0	$128.4	(26.8)%
Amortization of deferred financing fees	$4.4	$7.0	(37.1)%
Interest expense for the year ended December 31, 2014 totaled $94.0 million versus $128.4 million for the year ended December 31, 2013.  The decrease in interest expense of $34.4 million for the year ended December 31, 2014 compared to the prior year was a result of the company’s refinancing of its Senior Credit Facility during the first quarter of 2014, as well as its debt reduction efforts and accelerated amortization of the swap monetization gain of $8.3 million resulting from the redemption of the 2018 Notes, which was presented as a reduction to interest expense for this period. Amortization expense for deferred financing fees was $4.4 million for the year ended December 31, 2014 as compared to $7.0 million in 2013. The decrease in amortization expense for deferred financing fees of $2.6 million was related to the lower balance of deferred financing fees as a result of the redemption of the 2018 Notes and the company's debt reduction efforts. See further detail at Note 13, "Debt."
Loss on Debt Extinguishment

(in millions)	2014	2013	Change
Loss on debt extinguishment	$25.5	$3.0	*
* Measure not meaningful
Loss on debt extinguishment for the year ended December 31, 2014 totaled $25.5 million, compared to $3.0 million in 2013.  The loss on debt extinguishment in 2014 consisted of $23.3 million related to the February 2014 redemption of the 2018 Notes, of which $19.0 million related to the redemption premium and $4.3 million related to the write-off of deferred financing fees. A $2.0 million loss related to the write-off of deferred financing fees as a result of the Senior Credit Facility refinancing, and $0.2 million loss related to the accelerated paydown of Term Loan B associated with our New Senior Credit Facility. The loss on debt extinguishment in 2013 was attributable to the accelerated paydown of Term Loan B associated with our New Senior Credit Facility.
Other Income (Expense) - Net

(in millions)	2014	2013	Change
Other income (expense) - net	$(5.5)	$(0.8)	*
* Measure not meaningful
Other income (expense) - net for the year ended December 31, 2014 was $5.5 million compared to $0.8 million for the prior year. Other expense primarily consists of foreign exchange losses.
Income Taxes

(in millions)	2014	2013	Change
Effective annual tax rate	5.1%	16.0%
Provision for taxes on earnings	$8.6	$36.1	*
* Measure not meaningful
The effective tax rate for the year ended December 31, 2014 was 5.1% compared to 16.0% for the year ended December 31, 2013.  The 2014 effective rate was favorably impacted by an election with the Internal Revenue Service to treat Enodis Holdings Ltd, the company's UK Holding Company, as a partnership for U.S. federal income tax purposes. As a result of this status change, the company realized a $25.6 million capital loss tax benefit. This transaction resulted in an effective tax rate benefit of 15.1%. The 2014 and 2013 effective tax rates were also favorably impacted by income earned in jurisdictions where the statutory tax rates were less than 35%. See further detail at Note 15, "Income Taxes."
Loss from Discontinued Operations

(in millions)	2014	2013	Change
Loss from discontinued operations	$1.4	$18.8	(92.6)%
The results from discontinued operations were losses of $1.4 million and $18.8 million, net of income taxes, for the years ended December 31, 2014 and 2013, respectively.  The loss from discontinued operations in 2014 relates primarily to administrative costs of various businesses disposed of in prior years. The loss from discontinued operations in 2013 relates primarily to Manitowoc Dong Yue, which was classified as discontinued operations in the fourth quarter of 2013. See additional discussion at Note 5, “Discontinued Operations.”
Loss on Sale of Discontinued Operations

(in millions)	2014	2013	Change
Loss on sale of discontinued operations	$11.0	$2.7	*
* Measure not meaningful
Loss on sale of discontinued operations was $11.0 million for the year ended December 31, 2014. This was due to the sale of Manitowoc Dong Yue for a loss of $9.9 million in the first quarter of 2014 and the settlement of a pension obligation related to a previously disposed entity for a loss of $1.1 million in the third quarter of 2014. Loss on sale of discontinued operations in 2013 was attributable to the sale of the Jackson business in the first quarter of 2013. See additional discussion at Note 5, “Discontinued Operations.”

Net Earnings Attributable to Noncontrolling Interest

(in millions)	2014	2013	Change
Net earnings attributable to noncontrolling interest	$3.9	$25.8	*
* Measure not meaningful
For the year ended December 31, 2014, net earnings attributable to a noncontrolling interest of $3.9 million was recorded in relation to the minority partner's portion of the income from our former Chinese joint venture, Manitowoc Dong Yue, which was disposed of in January 2014. There were net earnings of $25.8 million attributable to the minority partner in connection with Manitowoc Dong Yue for 2013. This was primarily due to loan forgiveness resulting in income of $35.6 million by the joint venture partner shown as part of net earnings attributable to noncontrolling interest, net of income taxes, which effectively reduced net earnings attributable to Manitowoc shareholders. See Note 5, "Discontinued Operations," for further details on this transaction.
Sales and Operating Earnings by Segment
Cranes and Related Products Segment

(in millions)	2015	2014	2013
Net sales	$1,865.7	$2,305.2	$2,506.3
Operating earnings	$64.3	$163.9	$218.8
Operating margin	3.4%	7.1%	8.7%
Year Ended December 31, 2015 Compared to 2014
Crane segment net sales for the year ended December 31, 2015 decreased to $1.9 billion versus $2.3 billion for the year ended December 31, 2014, primarily as a result of volume decreases which were most pronounced in the rough-terrain and boom truck categories, as well as the unfavorable impact of approximately $151.3 million from foreign currency volatility in relation to the U.S. Dollar as compared with the year ended December 31, 2014. As of December 31, 2015, total Crane segment backlog was $513.0 million, a decrease from the December 31, 2014 backlog of $738.0 million.

For the year ended December 31, 2015, the Crane segment reported operating earnings of $64.3 million compared to $163.9 million for the year ended December 31, 2014.  Operating earnings for the Crane segment decreased primarily due to the volume decreases discussed above and unfavorable manufacturing absorption as a result of lower production levels. These decreases in operating earnings were partially offset by manufacturing and purchasing cost savings. Operating margin for the year ended December 31, 2015 was 3.4% versus 7.1% for the year ended December 31, 2014.  The Crane segment's operating margin decreased primarily due to unfavorable absorption given the lower sales volumes as discussed above. Crane segment operating earnings in 2015 were unfavorably impacted by $7.7 million from the relative strength of the U.S. Dollar versus foreign currencies.
Year Ended December 31, 2014 Compared to 2013
Crane segment net sales for the year ended December 31, 2014 decreased to $2.3 billion versus $2.5 billion for the year ended December 31, 2013, primarily as a result of volume decreases which were most pronounced in the rough-terrain and boom truck categories, as well as the unfavorable impact of approximately $4.9 million from foreign currency volatility in relation to the U.S. Dollar as compared with the year ended December 31, 2014. As of December 31, 2014, total Crane segment backlog was $738.0 million, an increase from the December 31, 2013 backlog of $574.0 million.
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
Foodservice Equipment Segment

(in millions)	2015	2014	2013
Net sales	$1,570.1	$1,581.3	$1,541.8
Operating earnings	$239.7	$234.0	$250.3
Operating margin	15.3%	14.8%	16.2%
Year Ended December 31, 2015 Compared to 2014
Foodservice segment net sales decreased $11.2 million to $1,570.1 million for the year ended December 31, 2015 compared to $1,581.3 million the prior year.  The sales decrease during 2015 was primarily driven by unfavorable foreign currency impact of $51.7 million and a benefit in 2014 sales from a new product rollout to a major customer in the EMEA region.
For the year ended December 31, 2015, the Foodservice segment reported operating earnings of $239.7 million compared to $234.0 million for the year ended December 31, 2014.  The 2015 operating earnings increase, and the operating margin increase to 15.3% from 14.8% in 2014, were primarily due to cost reductions and decreased headcount in ES&A, slightly offset be a modest decrease in gross profit. Foodservice segment operating earnings in 2015 were unfavorably impacted by $6.7 million from the relative strength of the U.S. Dollar versus foreign currencies.
Year Ended December 31, 2014 Compared to 2013
Foodservice segment net sales increased $39.5 million to $1,581.3 million for the year ended December 31, 2014 compared to 2013.  The sales increase during 2014 was primarily driven by volume increases in the Americas region across both cold-side and hot-side brands as a result of new product rolls outs, coupled with pricing actions and a favorable impact of approximately $4.7 million from foreign currency volatility in relation to the U.S. Dollar as compared with the year ended December 31, 2013. The increase was partially offset by increase in rebates as a result of higher sales through certain market channels and increased sales discounts.
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

General Corporate Expenses

(in millions)	2015	2014	2013
Net sales	$3,435.8	$3,886.5	$4,048.1
Corporate expenses	$58.4	$53.4	$64.9
% of Net sales	1.7%	1.4%	1.6%

Year Ended December 31, 2015 Compared to 2014
Corporate expenses increased $5.0 million to $58.4 million in 2015 compared to $53.4 million in 2014.  The increase was primarily due to increases in wages and benefits and employee health expense.
Year Ended December 31, 2014 Compared to 2013
Corporate expenses decreased $11.5 million to $53.4 million in 2014 compared to $64.9 million in 2013.  The decrease was primarily due to decreases in employee health expense, short-term incentive compensation, and stock-based compensation.

Market Conditions and Outlook
The company is initiating separate full-year 2016 guidance in anticipation of the separation of the Crane and Foodservice businesses. This guidance is inclusive of each business’s portion of corporate costs, as well as dis-synergies associated with establishing two independent public companies. These costs are expected to be approximately $30 million in each business at an annual run-rate effective on the date of the separation. In addition, the guidance for Manitowoc Foodservice excludes the Kysor Panel Systems business (KPS), which was divested on December 7, 2015, and generated approximately $122 million in sales and $12.8 million in operating earnings, which are included in 2015 results.
For the full-year 2016, Manitowoc Cranes expects:

Revenue - approximately flat;
Operating margin - approximately 4%;
Depreciation - between $45 and $50 million;
Amortization expense - between $3 and $4 million; and
Capital expenditures - approximately $55 - $65 million.
The full-year 2016 net sales outlook for Manitowoc Cranes assumes no improvement in the global economic backdrop, but modest stabilization in demand. The full-year 2016 operating margin outlook incorporates the incremental corporate expenses Cranes will assume post-spin, offset by the cost optimization efforts we will continue to undertake.
For the full-year 2016, Manitowoc Foodservice expects:
Organic Revenue - up 2% - 4% over 2015 net sales - as adjusted (excludes KPS);
Organic operating margin - between 16% and 17% (excludes KPS, includes corporate costs);
Depreciation - between $21 and $24 million;
Amortization expense - between $30 and $33 million; and
Capital expenditures - between $23 and $27 million

The full-year 2016 net sales outlook for Manitowoc Foodservice assumes continued momentum and progress in our efforts to simplify the business and drive margin improvement. Our revenue guidance also reflects the absence of the Kysor Panel sales. On this basis, our revenue is expected to be up 2% to 4%. Also on this basis, our full-year 2016 operating margin outlook reflects continued margin expansion. It also includes the projected incremental 2016 benefit of all previously announced cost savings and margin improvement initiatives, as well as the estimated incremental costs associated with the Spin-Off of the Foodservice business.
Cranes and Related Products - Manitowoc Cranes is not anticipating sales growth compared to 2015, with mixed results by product line and region. We expect sales in our North America region to grow modestly, driven largely from the continued rollout of our recently introduced MLC300 and MLC650 crawler cranes. We are also expecting our Asia Pacific region to grow modestly on stable demand across product lines. All of our other regions are projected to be below 2015 sales due to continued economic challenges within Europe, Middle East, Africa and Latin America. Offsetting the anticipated higher sales of crawler cranes are expected softer sales in mobile hydraulic cranes.
In 2016, a continuing area of concern is the negative impact to the crane market from the decline in crude oil prices. Our products are used in many energy-related industries, and as the price of crude oil drops, the number of projects needing crane lifting activities tends to slow. Another area of concern is the continued strength of the U.S. Dollar against other global currencies and the negative impact it has on price competitiveness for our U.S.-manufactured products versus our international competition.
Despite the anticipated decline in sales of new crane equipment, we anticipate demand to grow by mid-single digits for our industry-leading product support services. We believe our Crane Care business is not only a key differentiator for us, but is also especially important to our customers as key end markets rebound and crane utilization increases to ensure uptime availability.

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

We also continue to focus on improvement initiatives in areas such as manufacturing planning, lean processes, purchasing and inventory allocation processes to become more agile. These efforts will allow us to better meet the sudden changes in demand and enable us to improve our market share with our ability to have the right product available at the right time.

In addition, our initiatives in the area of quality, reliability and performance are continuing to produce positive results. These include improving Customer Satisfaction Index (CSI) scores due to reduced warranty claims, improved Mean Time Between Failure (MTBF) and improved emissions. Our investments in component and systems validation and accelerated life cycle testing facility have accelerated our new product development process and the reliability of our cranes. We plan to continue to expand our capabilities and facilities in this area of component product verification in 2016. We believe these efforts, combined with cost reduction initiatives in factory productivity and procurement, and facilities and machinery improvements that were made in 2015 and prior years, will allow us to deliver better cranes to our customers in a more efficient manner.
We also look to leverage our global manufacturing footprint, while continuing to improve forecasting accuracy, vertical integration manufacturing capabilities, and working capital efficiency throughout 2016. In addition, we will focus on leveraging our existing fixed cost structure, improving manufacturing productivity and reducing material costs to improve our gross margin while decreasing ES&A expenses. Cranes is focused on strategic initiatives, which include driving manufacturing excellence initiatives through the use of lean manufacturing and other manufacturing process excellence principles; the continuing introduction of new tower and mobile cranes; and an ongoing focus on our Crane Care efforts to drive profitability and support accelerating whole goods sales in emerging and developed markets.
From a longer-term perspective, we are among the world's leading sources of lifting solutions, with what we believe to be the most recognized brands and the broadest support footprint in the industry. We offer the most comprehensive suite of lifting solutions with a legacy of continuing innovation that sets us apart in our industry. Globally, we are anticipating slow or declining near-term crane demand, but longer-term we believe there will be a higher growth, multi-year recovery driven by increasing global demand for modern infrastructure and energy, and we believe we are well-positioned to support these end markets anywhere in the world. We have a resilient business, with a strong global distribution network and a large installed base of equipment complemented by what we believe to be the best and most experienced workforce in the industry. As a result, we expect to generate increasing profits as the world economy improves and the markets our products serve begin to grow.
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
A number of leading indicators suggest that 2016 will bring growth opportunities of approximately 4.0% in the foodservice sector for the U.S. and Canada. According to Technomic, a foodservice consulting/research firm based in Chicago, 2015 U.S.
foodservice sales came in stronger than expected with real growth of 2.3%, the highest rate since 2007. Furthermore, the National Restaurant Association’s Restaurant Performance Index has shown positive growth every month since the last time it went barely negative in February 2013, resulting in 35 consecutive months of growth. Technomic expects this growth to continue in the near-term, with an industry-wide sales growth forecast for 2016 of 4.9% on a nominal basis, or 2.5% real sales growth. Technomic also expects long term industry growth, with a nominal compound annual growth rate (“CAGR”) of approximately 2% during the 2015-2020 period, with some foodservice industry sectors, such as healthcare or fast casual dining, expected to grow at a nominal CAGR of 4-6% during the same time period.

On a global level, the demand for affordable dining is expected to continue to increase. Consumers in every market are expected to continue gravitating towards more informal options, a trend seen among both high income consumers looking to save during a slow economic recovery, and lower income consumers new to foodservice looking for accessible entry points. For foodservice equipment operators in emerging markets, this offers enormous room for innovation, particularly in terms of format, as consumers new to eating out look to experiment with a variety of brands and experiences.
Within the restaurant industry, growing trends towards enhancing food safety and waste reduction are expected to drive demand for foodservice equipment. According to the World Health Organization, as populations worldwide become increasingly urbanized and globalized, people are more often eating outside of the home and the global food chain is becoming increasingly complex. Food providers have an ever greater responsibility to ensure food safety for consumers. High quality foodservice equipment can help these providers meet this challenge. Additionally, restaurants are striving to reduce waste and promote sustainability. According to the Food and Agriculture Organization of the United Nations (“FAO”), approximately one third of all food produced globally gets either lost or wasted each year. Modern and efficient foodservice equipment can promote energy efficiency in the kitchen, prevent premature spoilage, and reduce waste.

Overall, we believe that continued growth in demand for foodservice equipment will result from the development of new-restaurant concepts in the U.S., the expansion of U.S. and foreign chains into international markets, the replacement and upgrade of existing equipment, and new equipment requirements resulting from menu changes as well as waste reduction. We expect to benefit from these trends, and grow market penetration alongside our customers as they expand into new service categories and geographies. We believe we are well-positioned to take advantage of worldwide growth opportunities with global and regional new product introductions, improvement in operational excellence, and other strategic initiatives.

We believe our strong position gives us significant opportunities to grow along with our customers. Not only do we aim to be their supplier of choice, but also their innovator of choice. Our customers are constantly looking for ways to innovate their menus, and we are at the forefront of that innovation. Global chain customers and our channel partners recognize Manitowoc Foodservice and our brands for innovation and supplier support. In April 2015, Manitowoc Foodservice was honored for our ongoing commitment to sustainable practices throughout the foodservice industry, earning Energy Star Partner of the Year for Sustained Excellence and our sixth consecutive Energy Star Partner of the Year award. Manitowoc Foodservice was again honored by the NRA as one of the restaurant industry's leading companies focused on innovation by understanding and meeting the operator's needs. This year Manitowoc Foodservice won Kitchen Innovation Awards from the NRA for the Frymaster Filter Quick Oil Quality Sensor and Merrychef eikon e4s with panini press, bringing the total of these prestigious awards to 29.

Our Foodservice equipment brands are well-positioned leaders that span virtually all major commercial foodservice equipment categories. Our team is passionate about the combined businesses and the opportunities that our market position and global capabilities provide us. For 2016, our priorities are to continue to grow our customer base, deepen customer penetration, and drive international expansion to continue to grow sales, and to drive margin expansion through right-sizing our operations and business simplification. We believe we are building an industry-leading business for the long-term.

Liquidity and Capital Resources
Cash Flows. The table below shows a summary of cash flows for fiscal 2015, 2014, and 2013 (in millions):

	2015	2014	2013
Cash provided by operating activities	$98.0	$98.3	$323.1
Cash provided by (used for) investing activities	$16.9	$(83.6)	$(82.2)
Cash (used for) provided by financing activities	$(112.9)	$4.0	$(256.4)
Cash flow from operations during 2015 was $98.0 million compared to $98.3 million in 2014.  A total of $63.4 million in cash and cash equivalents were on-hand at December 31, 2015 versus $68.0 million on-hand at December 31, 2014.
The slight decrease in cash flow from operating activities for the year ended December 31, 2015 compared to 2014 was primarily due lower cash from profitability, offset by the timing of payments on accrued expenses.
Cash flow from operations during 2014 was $98.3 million compared to $323.1 million in 2013. We had $68.0 million in cash and cash equivalents on-hand at December 31, 2014 versus $54.9 million on-hand at December 31, 2013.
The decrease in cash flow from operating activities for the year ended December 31, 2014 compared to 2013 was primarily due to the timing of payments on accrued expenses and lower levels of accounts receivable as a result of decreased sales, as well as lower cash from profitability, and partially offset by improvements in inventory levels.
Cash flows provided by investing activities of $16.9 million in 2015 consisted primarily of proceeds of $78.2 million and $7.3 million from the sale of KPS and property, plant, and equipment, respectively, offset by cash used for capital expenditures of $68.1 million.
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
Cash flows used for financing activities during 2015 consisted primarily of $106.1 million of payments on long-term debt.

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
Loans made under the Senior Credit Facility bear interest at 2.50% in excess of reserve adjusted LIBOR rate, or 1.50% in excess of an alternate base rate, at the company's option. The company also pays a commitment fee of 0.50% per annum on the unused portion of the revolving facility. The company is also obligated to pay certain fees and expenses of the lenders.
Including interest rate swaps at December 31, 2015, the weighted average interest rates for Term Loan A and Term Loan B loans were 3.29% and 3.25%, respectively.  Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.75% and 3.25%, respectively, at December 31, 2015.
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
The Senior Credit Facility contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation and amortization, and other adjustments (Adjusted EBITDA), as defined in the credit agreement to (ii) consolidated cash interest expense, each for the most recent four fiscal quarters; and (b) a Consolidated Senior Secured Leverage Ratio, which measures the ratio of (i) consolidated senior secured indebtedness to (ii) consolidated EBITDA for the most recent four fiscal quarters.  The covenant levels of the financial covenants under the New Senior Credit Facility as of December 31, 2015, are set forth below:

Fiscal Quarter Ending	Consolidated Senior Secured Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
December 31, 2015	3.25:1.00	2.75:1.00
March 31, 2016 and thereafter	3.00:1.00	3.00:1.00
As of December 31, 2015 the company had two series of Senior Notes outstanding, the 2020 and 2022 Notes (collectively the “Senior Notes”).  Each series of Senior Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior

Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.
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
In addition, at any time prior to October 15, 2015, the company was permitted to, at its option, use the net cash proceeds of one or more public equity offers to redeem up to 35% of the 2022 Notes at a redemption price of 105.875%, plus accrued but unpaid interest, if any, to the date of redemption; provided that (1) at least 65% of the principal amount of the 2022 Notes outstanding remains outstanding immediately after any such redemption; and (2) the company maked such redemptions not more than 90 days after the consummation of any such public offering. Further, the company was required to offer to repurchase the 2022 Notes for cash at a price of 101% of the aggregate principal amount of the 2022 Notes, plus accrued and unpaid interest, if any, upon the occurrence of a change of control triggering event.
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
As of December 31, 2015, the company had outstanding $69.0 million of other indebtedness that has a weighted-average interest rate of approximately 5.378%.  This debt includes outstanding overdraft balances and capital lease obligations in the Americas, Asia-Pacific and European regions, as well as an $18.5 million loan on a model 31000 crawler crane.
The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows (in millions):

Year
2016	$67.6
2017	56.0
2018	58.4
2019	192.8
2020	4.4
Thereafter	1,034.4
Total	$1,413.6
As of December 31, 2015 and December 31, 2014, the company had outstanding $175.0 million and $175.0 million, respectively, notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the Senior Credit Facility and Prior Senior Credit Facility, respectively, that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility.
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
As of December 31, 2015, the company had no outstanding fixed-to-float interest rate swaps related to the Senior Notes due 2020 and 2022. As of December 31, 2014 the company had $75.0 million and $125.0 million notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2020 and 2022, respectively, which were designated as fair value hedges.
As of December 31, 2015, the company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2020 Notes, and 2022 Notes.  Based upon management’s current plans and outlook, it believes the company will be able to comply with these covenants during the subsequent 12 months. As of December 31, 2015 our Consolidated Senior Secured Leverage Ratio was 1.90:1, while the maximum ratio is 3.25:1 and our Consolidated Interest Coverage Ratio was 3.71:1, above the minimum ratio of 2.75:1.
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
The company’s trailing twelve-month Adjusted EBITDA for covenant compliance purposes as of December 31, 2015 was $347.3 million. The company believes this non-GAAP measure is useful to the reader in order to understand the basis for the company’s debt covenant calculations. The reconciliation of Net income attributable to Manitowoc to Adjusted EBITDA is as follows (in millions):

Net income attributable to Manitowoc	$63.5
Earnings from discontinued operations	(0.2)
Depreciation and amortization	104.3
Interest expense and amortization of deferred financing fees	101.2
Costs due to early extinguishment of debt	0.2
Restructuring charges	14.0
Separation expenses	39.4
Income taxes	(6.7)
Pension and post-retirement	14.5
Stock-based compensation	12.2
Other	4.9
Adjusted EBITDA	$347.3
The company maintains an accounts receivable securitization program with a commitment size of $185.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., less than 60 days) as noted below. The company’s cost of funds under the facility is the LIBOR index rate plus a 1.25% fixed spread
On August 31, 2015, the company completed changes to its accounts receivable securitization program. Among other actions, the company entered into an amendment (the “First Amendment”) to the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), dated as of December 15, 2014, among Manitowoc Funding, LLC (“U.S. Seller”) and Manitowoc Cayman Islands Funding Ltd. (“Cayman Seller”), as sellers, the company, Garland Commercial Ranges Limited (“Garland”), Convotherm Elektrogeräte GmbH (“Convotherm”), Manitowoc Deutschland GmbH (“Manitowoc Deutschland”), Manitowoc Foodservice UK Limited (“Foodservice UK”), Manitowoc Foodservice Asia Pacific Private Limited (“Foodservice Asia”) and the other persons from time to time party thereto, as servicers, and Wells Fargo Bank, N.A. (the “Purchaser”), as purchaser and agent. As a result, (i) Foodservice Asia was added as an originator and as a servicer under the facility; and (ii) the company’s domestic foodservice business originators were effectively released from their obligations under the related purchase and sale agreement and will now sell their accounts receivable to the Cayman Seller (prior to these changes, these receivables were sold to the U.S. Seller; the accounts receivable of certain of the company’s cranes businesses will continue to be sold to the U.S. Seller).
On November 20, 2015, the company entered into a second amendment to the Receivables Purchase Agreement and related assignment agreements pursuant to which certain U.S.-based originators were removed as originators under the facility (collectively, the "Removed Originators").  In connection therewith, the Removed Originators also were released from the related purchase and sale agreement and were relieved of any further obligations or rights thereunder.

On December 23, 2015, the company entered into a third amendment to the Receivables Purchase Agreement, which effected certain non-material changes to special obligor concentration limits.
Trade accounts receivables sold pursuant to the Receivables Purchase Agreement totaled $165.1 million at December 31, 2015, versus $172.8 million at December 31, 2014.  See Note 14, “Accounts Receivable Securitization” for further information regarding this arrangement.
We spent a total of $68.1 million during 2015 for capital expenditures.  We continued to fund capital expenditures to improve the cost structure of our business, invest in new processes, products and technology, maintain high-quality production standards, implement our new Crane ERP system at certain of our facilities and complete certain production capacity expansions.  The following table summarizes 2015 capital expenditures and depreciation by segment.

(in millions)	Capital Expenditures	Depreciation
Cranes and Related Products	$54.1	$49.4
Foodservice Equipment	13.2	19.6
Corporate	0.8	0.9
Total	$68.1	$69.9
Restricted cash represents cash in escrow funds related to the security provided to third-party lenders for certain international lines of credit, for an indemnity agreement with our casualty insurance provider, and as a guarantee to a loan to Manitowoc Dong Yue.
During the years ended December 31, 2015 and 2014, the company sold $3.5 million and $17.0 million, respectively, of its long-term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2015 and 2014 customers have paid $12.6 million and $17.3 million, respectively, of the notes to the third party financing companies.  As of December 31, 2015 and 2014, the outstanding balance of the notes receivables guaranteed by the company was $24.4 million and $34.0 million, respectively.
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
Our liquidity positions as of December 31, 2015 and 2014 were as follows:

(in millions)	2015	2014
Cash and cash equivalents	$63.4	$68.0
Revolver borrowing capacity	500.0	500.0
Less: Borrowings on revolver	—	—
Less: outstanding letters of credit	(7.1)	(5.4)
Total liquidity	$556.3	$562.6
The revolving facility under the Senior Credit Facility has a maximum borrowing capacity of $500.0 million. As of December 31, 2015, the company had no outstanding borrowings on the revolving facility. During the year the highest daily borrowing was $374.0 million and the average borrowing was $312.9 million, while the average interest rate was 2.71%. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the company. As of December 31, 2015, the spreads for LIBOR and Prime borrowings were 2.50% and 1.50%, respectively, given the effective Consolidated Total Leverage Ratio for this period.
The company has not provided for additional U.S. income taxes on approximately $550.5 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At December 31, 2015, approximately $46.9 million of the company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the company has asserted are permanently reinvested. The company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued

growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the company does not currently forecast a need for these funds in the U.S. because its U.S. operations and debt service are supported by the cash generated by its U.S. operations.
Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:
A.    Our Senior Credit Facility and Senior Notes require us to comply with certain financial ratios and tests. We were in compliance with these covenants as of December 31, 2015, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the Senior Credit Facility. Further, such acceleration would constitute an event of default under the indentures governing our Senior Notes, and could trigger cross default provisions in other agreements.
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
D.    We have disclosed information related to certain guarantees in Note 20 to our Consolidated Financial Statements.
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
OFF-BALANCE SHEET ARRANGEMENTS
Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•	We have disclosed in Note 20, “Guarantees,” to the Consolidated Financial Statements our buyback and residual value guaranty commitments.

•
We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 23, “Leases,” to the Consolidated Financial Statements and in the table below.

•	We have disclosed our accounts receivable securitization arrangement in Note 14, “Accounts Receivable Securitization,” to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of our significant contractual obligations as of December 31, 2015 is as follows:

(in millions)	Total Committed	2016	2017	2018	2019	2020	Thereafter
Debt (including capital lease obligations)	$1,413.6	$67.6	$56.0	$58.4	$192.8	$4.4	$1,034.4
Interest on long-term debt (including capital lease obligations)	448.6	87.3	96.2	84.0	76.6	33.6	70.9
Operating leases	142.1	38.0	26.6	21.2	17.6	15.0	23.7
Purchase obligations	241.0	239.0	2.0	—	—	—	—
Total committed	$2,245.3	$431.9	$180.8	$163.6	$287.0	$53.0	$1,129.0

•
Unrecognized tax benefits totaling $31.8 million as of December 31, 2015, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 15, “Income Taxes,”

to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740.
At December 31, 2015, we had outstanding letters of credit that totaled $7.1 million.  We also had buyback commitments and residual value guarantees with a balance outstanding of $52.0 million as of December 31, 2015.  This amount is not reduced for amounts the company would recover from the repossession and subsequent resale of collateral.
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
In 2015, cash contributions by us to all pension plans were $11.8 million, and we estimate that our pension plan contributions will be approximately $9.8 million in 2016.
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
For a more detailed discussion of our accounting policies and the financial instruments that we use, please refer to Note 2, “Summary of Significant Accounting Policies,” and Note 13, “Debt,” to the Consolidated Financial Statements.
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
As of December 31, 2015, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility.
As of December 31, 2015, the company had no outstanding fixed-to-float interest rate swaps related to the Senior Notes due 2020 and 2022. As of December 31, 2014 the company had $75.0 million and $125.0 million notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2020 and 2022, respectively, which were designated as fair value hedges.
A 10% increase or decrease in the average cost of the company’s variable rate debt would result in an immaterial change in interest expense for the year ended December 31, 2015.
Commodity Prices
We are exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products.  Each of our business segments is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices.  Some of these programs are centralized across business segments, and others are specific to a business segment or business unit. In addition to the regular negotiations of material prices with certain vendors, we routinely enter into certain commodity hedges that fix the price of certain of our key commodities utilized in the production of our Foodservice and Crane product offerings.  Commodities that are hedged include copper, aluminum, certain steel inputs and natural gas.  At December 31, 2015, $1.9 million (net of tax of $1.2 million) of unrealized losses due to commodity hedging positions remain deferred in accumulated other comprehensive income and will be realized as a component of cost of sales over the next 12 months.
Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  International sales, including those sales that originated outside of the United States, were approximately 58% of our total sales for 2015, with the largest percentage (23%) being sales into various European countries.
Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on nonfunctional currency denominated receivables and payables.  Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged.  The maturities of these forward exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow.  The hedges of anticipated transactions are designated as cash flow hedges under the guidance of Accounting Standards Codification (“ASC”) Topic 815-10, “Derivatives and Hedging.”  At December 31, 2015, we had outstanding forward exchange contracts hedging anticipated transactions and future settlements of outstanding accounts receivable and accounts payable with a market value of $0.6 million (net of tax of $0.3 million) of unrealized losses.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2015 for non-designated hedges of foreign exchange contracts would not have a significant impact on our Consolidated Statements of Operations as any gains or losses under the foreign exchange contracts hedging accounts receivable or payable balances would be offset by equal gains or losses on the underlying receivables or payables.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2015 for foreign exchange contracts designated as cash flow hedges could have an impact of approximately $0.7 million on the date of settlement.
Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end.  Results of operations are translated into U.S. dollars at an average exchange rate for the period.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive loss at December 31, 2015 was a loss of $121.4 million.
Environmental, Health, Safety, and Other Matters
Please refer to Part II, Item 8, Note 19, “Contingencies and Significant Estimates,” where we have disclosed our environmental, health, safety, contingencies and other matters.
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
Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. We have developed the assumptions with the assistance of our independent actuaries and other relevant sources, and we believe that the assumptions used are reasonable; however, changes in these assumptions could impact the company’s financial position, results of operations or cash flows. Refer to Note 22, “Employee Benefit Plans,” for a summary of the impact of a 0.50% change in the discount rate and rate of return on plan assets and a 1% change on health care trend rates would have on our financial statements.

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
Recent Accounting Changes and Pronouncements
In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” This update provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The company is evaluating the impact, if any, the adoption of this ASU will have on the company’s consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Subtopic 740-10)." ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the balance sheet.  Instead, companies will be required to classify all deferred tax assets and liabilities as non-current.  This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted.  We early adopted this ASU on a prospective basis as of December 31, 2015. Prior periods were not retrospectively adjusted.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in this ASU require that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than as retrospective adjustments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We believe the adoption of this ASU will not have a material impact on our combined financial statements.
In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This ASU clarifies the guidance related to accounting for debt issuance costs related to line-of-credit arrangements. In April 2015, the FASB issued ASU 2015-03 which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability; see further discussion of ASU 2015-03 below. The guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We believe the adoption of this ASU will not have a material impact on our combined financial statements.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU changes the guidance on accounting for inventory accounted for on a first-in first-out basis (FIFO). Under the revised standard, an entity should measure FIFO inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured on a last-in, first-out basis (LIFO). The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We believe the adoption of this ASU will not have a material impact on our combined financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance on accounting for a software license in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Further, all software licenses are within the scope of Accounting Standards Codification Subtopic 350-40 and will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We believe the adoption of this ASU will not have a material impact on our combined financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” To simplify the presentation of debt issuance costs, this ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. The guidance will be applied on a retrospective basis. We are evaluating the impact that the adoption of this ASU will have on our combined financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 820)-Amendments to the Consolidation Analysis.” This ASU amends the current consolidation guidance for both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We believe the adoption of this ASU will not have a material impact on our combined financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items.” This ASU eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. We believe the adoption of this ASU will not have a material impact on our combined financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern.” This ASU provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in the first annual period ending after December 15, 2016, with early adoption permitted. We believe the adoption of this ASU will not have a material impact on our combined financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU provided a principles-based approach to revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2017 (as finalized by the FASB in August 2015 in ASU 2015-14), and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. Early adoption is permitted as of the original effective date-the first interim period within fiscal years beginning after December 15, 2016. We are evaluating the impact, if any, the adoption of this ASU will have on our combined financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations in Accounting Standards Codification Subtopic 205-20, and now requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There will also be additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014. The significance of this guidance for us is dependent on any future disposals.

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

Corporate (including factors that may affect both of our segments)-possible negative effects on the company's business operations, assets, or financial results as a result of the planned separation of the company into two independent publicly-traded companies including the risks relating in the Company being able to operate effectively following the separation; changes in laws and regulations, as well as their enforcement, throughout the world; the ability to complete and appropriately integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances, joint ventures and other strategic alternatives; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, and unanticipated issues associated with transitional services; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; the ability to successfully execute product rationalization incentives; the ability to focus and capitalize on product quality and reliability; issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, and/or consolidations of existing facilities and operations; efficiencies and capacity utilization of facilities; actions of competitors, including competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; crude oil prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions; cyclicality of the construction industry; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; unanticipated changes in capital and financial markets; risks associated with growth; foreign currency fluctuations and their impact on reported results compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayments of our current and future debt obligations; hedges in place; world-wide political risk; geographic factors and economic risks; pressure of financing leverage; unanticipated changes in revenue, margins, costs and capital expenditures; unexpected costs in protecting our intellectual property; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; the ability to retain our executive management team and to attract qualified new personnel; growth of general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms; unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of tax audits; unanticipated changes in customer demand; the ability to increase operational efficiencies across each of the company’s business segments and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; actions of activist shareholders; risks associated with data security and technological systems and protections; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; government approval and funding of projects; and other events outside our control.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Manitowoc Company, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.
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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 29, 2016

The Manitowoc Company, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2015, 2014 and 2013

Millions of dollars, except per share data	2015	2014	2013
Operations
Net sales	$3,435.8	$3,886.5	$4,048.1
Costs and expenses:
Cost of sales	2,602.6	2,906.0	3,026.3
Engineering, selling and administrative expenses	587.6	636.0	617.6
Asset impairment expense	24.4	1.1	—
Amortization expense	34.4	35.1	35.3
Restructuring expense	14.0	9.0	4.8
Separation expense	39.4	—	—
Other expense (income)	0.9	0.5	(0.3)
Total costs and expenses	3,303.3	3,587.7	3,683.7
Operating earnings from continuing operations	132.5	298.8	364.4
Other (expenses) income:
Interest expense	(97.0)	(94.0)	(128.4)
Amortization of deferred financing fees	(4.2)	(4.4)	(7.0)
Loss on debt extinguishment	(0.2)	(25.5)	(3.0)
Other income (expense) — net	25.5	(5.5)	(0.8)
Total other expenses	(75.9)	(129.4)	(139.2)
Earnings from continuing operations before taxes on earnings	56.6	169.4	225.2
(Benefit) provision for taxes on earnings	(6.7)	8.6	36.1
Earnings from continuing operations	63.3	160.8	189.1
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes of $0.1, $(0.3) and $(1.8), respectively	0.2	(1.4)	(18.8)
Loss on sale of discontinued operations, net of income taxes of $0.0, $(0.6), and $4.4, respectively	—	(11.0)	(2.7)
Net earnings	63.5	148.4	167.6
Less: Net earnings attributable to noncontrolling interest, net of tax	—	3.9	25.8
Net earnings attributable to Manitowoc	$63.5	$144.5	$141.8
Amounts attributable to the Manitowoc common shareholders:
Earnings from continuing operations	$63.3	$156.5	$154.8
Earnings (loss) from discontinued operations, net of income taxes	0.2	(1.0)	(10.3)
Loss on sale of discontinued operations, net of income taxes	—	(11.0)	(2.7)
Net earnings attributable to Manitowoc	$63.5	$144.5	$141.8
Per Share Data
Basic earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.47	$1.16	$1.16
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.01)	(0.08)
Loss on sale of discontinued operations, net of income taxes	—	(0.08)	(0.02)
Earnings per share attributable to Manitowoc common shareholders	$0.47	$1.07	$1.07
Diluted earnings (loss) per common share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$0.46	$1.14	$1.14
Loss from discontinued operations attributable to Manitowoc common shareholders	—	(0.01)	(0.08)
Loss on sale of discontinued operations, net of income taxes	—	(0.08)	(0.02)
Earnings per share attributable to Manitowoc common shareholders	$0.46	$1.05	$1.05

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2015, 2014 and 2013

Millions of dollars	2015	2014	2013

Net earnings	$63.5	$148.4	$167.6
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(92.2)	(84.0)	4.5
Unrealized income (loss) on derivatives, net of income taxes of $1.0, $(3.8), and $0.3, respectively	2.5	(7.3)	0.4
Employee pension and postretirement benefits, net of income taxes of $4.9, $(13.3), and $7.6, respectively	12.4	(32.3)	17.6

Total other comprehensive (loss) income, net of tax	(77.3)	(123.6)	22.5

Comprehensive (loss) income	(13.8)	24.8	190.1

Comprehensive income attributable to noncontrolling interest	—	3.9	25.8

Comprehensive (loss) income attributable to Manitowoc	$(13.8)	$20.9	$164.3

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014

Millions of dollars, except shares data	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$63.4	$68.0
Restricted cash	17.5	23.7
Accounts receivable, less allowances of $16.9 and $19.4, respectively	219.5	227.4
Inventories — net	598.5	644.5
Deferred income taxes	—	71.3
Other current assets	114.7	144.6
Current assets held for sale	—	6.6
Total current assets	1,013.6	1,186.1
Property, plant and equipment — net	527.0	591.0
Goodwill	1,152.3	1,198.1
Other intangible assets — net	638.8	714.7
Other non-current assets	108.0	126.2
Long-term assets held for sale	9.2	0.5
Total assets	$3,448.9	$3,816.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$707.9	$807.4
Short-term borrowings	67.6	80.3
Product warranties	70.3	77.7
Customer advances	13.3	21.3
Product liabilities	24.5	24.6
Total current liabilities	883.6	1,011.3
Non-Current Liabilities:
Long-term debt	1,346.0	1,443.2
Deferred income taxes	89.4	186.2
Pension obligations	128.7	141.0
Postretirement health and other benefit obligations	47.4	53.1
Long-term deferred revenue	33.9	37.9
Other non-current liabilities	100.4	119.8
Total non-current liabilities	1,745.8	1,981.2
Commitments and contingencies (Note 19)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 136,617,161 and 135,543,869 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	558.0	539.7
Accumulated other comprehensive loss	(207.8)	(130.5)
Retained earnings	539.5	486.9
Treasury stock, at cost (26,558,767 and 27,632,059 shares, respectively)	(71.6)	(73.4)
Total Manitowoc stockholders’ equity	819.5	824.1
Total liabilities and equity	$3,448.9	$3,816.6

 The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014, and 2013

Millions of dollars	2015	2014	2013
Cash Flows From Operations
Net earnings	$63.5	$148.4	$167.6
Adjustments to reconcile net earnings to cash provided by operating activities of continuing operations:
Asset impairments	24.4	1.1	—
Discontinued operations, net of income taxes	(0.2)	1.4	18.8
Depreciation	69.9	68.4	68.5
Amortization of intangible assets	34.4	35.1	35.3
Amortization of deferred financing fees	4.2	4.4	7.0
Deferred income taxes	(35.9)	(6.2)	(13.4)
Loss on early extinguishment of debt	0.2	6.3	3.0
Loss (gain) on sale of property, plant and equipment	0.6	(6.5)	3.7
Gain on acquisitions and divestitures	(14.8)	—	—
Loss on sale of discontinued operations	—	11.0	2.7
Stock-based compensation expense and other	9.6	1.9	14.9
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	(15.8)	10.3	74.3
Inventories	2.1	9.0	(22.2)
Other assets	(1.2)	(17.3)	(22.6)
Accounts payable	(37.2)	(8.9)	(1.6)
Accrued expenses and other liabilities	(6.0)	(153.0)	(1.9)
Net cash provided by operating activities of continuing operations	97.8	105.4	334.1
Net cash used for operating activities of discontinued operations	0.2	(7.1)	(11.0)
Net cash provided by operating activities	98.0	98.3	323.1
Cash Flows From Investing
Capital expenditures	(68.1)	(84.8)	(110.7)
Proceeds from sale of property, plant and equipment	7.3	12.8	4.1
Restricted cash	4.8	(11.6)	(2.0)
Business acquisitions, net of cash acquired	(5.3)	—	(12.2)
Proceeds from sale of business	78.2	—	39.2
Net cash provided by (used for) investing activities of continuing operations	16.9	(83.6)	(81.6)
Net cash used for investing activities of discontinued operations	—	—	(0.6)
Net cash provided by (used for) investing activities	16.9	(83.6)	(82.2)
Cash Flows From Financing
Payments on revolving credit facility-net	—	—	(34.4)
Payments on long-term debt	(106.1)	(638.7)	(266.5)
Proceeds from long-term debt	5.6	640.3	43.0
(Payments on) proceeds from notes financing - net	(9.4)	(0.3)	6.6
Debt issuance costs	—	(5.2)	(1.1)
Dividends paid	(10.9)	(10.8)	(10.7)
Exercises of stock options including windfall tax benefits	7.9	25.9	6.7
Net cash provided by (used for) financing activities of continuing operations	(112.9)	11.2	(256.4)
Net cash used for financing activities of discontinued operations	—	(7.2)	—
Net cash provided by (used for) financing activities	(112.9)	4.0	(256.4)
Effect of exchange rate changes on cash	(6.6)	(5.6)	(2.8)
Net increase (decrease) in cash and cash equivalents	(4.6)	13.1	(18.3)
Balance at beginning of year	68.0	54.9	73.2
Balance at end of year	$63.4	$68.0	$54.9
Supplemental Cash Flow Information
Interest paid	$98.8	$120.4	$134.6
Income taxes paid	$20.9	$87.0	$55.6

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.
Consolidated Statements of Equity
For the years ended December 31, 2015, 2014 and 2013

Millions of dollars, except shares data	2015	2014	2013
Common Stock - Shares Outstanding
Balance at beginning of year	135,543,869	133,717,057	132,769,478
Stock options exercised	464,616	1,726,024	571,094
Restricted stock, net	361,985	(14,390)	31,310
Performance shares issued	246,691	115,178	345,175
Balance at end of year	136,617,161	135,543,869	133,717,057
Common Stock - Par Value
Balance at beginning of year	$1.4	$1.4	$1.4
Balance at end of year	$1.4	$1.4	$1.4
Additional Paid-in Capital
Balance at beginning of year	$539.7	$506.0	$486.9
Stock options exercised and issuance of other stock awards	2.3	13.6	2.3
Windfall tax benefit on stock options exercised	1.5	7.5	1.9
Stock based compensation	14.4	12.6	14.9
Balance at end of year	$558.0	$539.7	$506.0
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(130.5)	$(6.9)	$(29.4)
Other comprehensive (loss) income	(77.3)	(123.6)	22.5
Balance at end of year	$(207.8)	$(130.5)	$(6.9)
Retained Earnings
Balance at beginning of year	$486.9	$353.2	$222.1
Net earnings	63.5	144.5	141.8
Cash dividends	(10.9)	(10.8)	(10.7)
Balance at end of year	$539.5	$486.9	$353.2
Treasury Stock
Balance at beginning of year	$(73.4)	$(78.2)	$(80.7)
Stock options exercised and issuance of other stock awards	1.8	4.8	2.5
Balance at end of year	$(71.6)	$(73.4)	$(78.2)
Equity attributable to Manitowoc shareholders	$819.5	$824.1	$775.5
Noncontrolling Interest
Balance at beginning of year	—	6.8	(19.0)
Comprehensive income attributable to noncontrolling interest	—	3.9	25.8
Noncontrolling interest deconsolidation as result of sale	—	(10.7)	—
Balance at end of year	$—	$—	$6.8
Total equity	$819.5	$824.1	$782.3

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
The company’s Foodservice business is among the world’s leading designers and manufacturers of commercial foodservice equipment.  Manitowoc’s Foodservice capabilities span refrigeration, ice-making, cooking, holding, food-preparation, and beverage-dispensing technologies, and allow it to be able to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home.  The company’s Foodservice products are marketed under the following brands: Cleveland, Convotherm, Dean, Delfield, Fabristeel, Frymaster, Garland, Inducs, Kolpak, Koolaire, Lincoln, Manitowoc Beverage Systems, Manitowoc Ice, Merco, Merrychef, Moorwood Vulcan, Multiplex, RDI Systems, Servend, TRUpour, U.S. Range, and Welbilt, and all are supported by Manitowoc KitchenCare.
On January 29, 2015, Manitowoc announced that its Board of Directors has approved a plan to pursue a separation of the company’s Crane and Foodservice businesses into two independent, publicly-traded companies. The company currently anticipates effecting the separation through a tax-free spin-off (the “Spin-Off”) of the Foodservice business and expects the Spin-Off to be completed on March 4, 2016. Subsequent to the separation, the historical results of our Foodservice business will be presented as discontinued operations.
On December 7, 2015, we announced the completion of the sale of a non-material foodservice subsidiary, Kysor Panel Systems, a manufacturer of wood frame and high-density rail panel systems for walk-in freezers and coolers for the retail and convenience-store markets, to an affiliate of D Cubed Group LLC. The sale price for the transaction was approximately $85 million, with cash proceeds received of approximately $78 million. In December 2015, we used the proceeds from the sale to reduce outstanding debt under the Existing Revolving Credit Facility. This divestiture does not qualify for discontinued operations; therefore the results of the business are included the operating results from continuing operations.
During the fourth quarter of 2013, the company agreed to sell its 50% interest in Manitowoc Dong Yue Heavy Machinery Co., Ltd. (“Manitowoc Dong Yue” or the “joint venture”), a consolidated entity, which produces mobile and truck-mounted hydraulic cranes in China, to its joint venture partner, Tai’an Taishan Heavy Industry Investment Co., Ltd., for a nominal amount. Consequently, the joint venture has been classified as discontinued operations in the company’s financial statements. The transaction subsequently closed on January 21, 2014. See Note 5, “Discontinued Operations,” for further details of this transaction.
During the fourth quarter of 2012, the company decided to divest its warewashing equipment business, which operated under the brand name Jackson, and classified this business as discontinued operations in the company’s financial statements. On January 28, 2013, the company sold the Jackson warewashing equipment business to Hoshizaki USA Holdings, Inc. for approximately $39.2 million, including post-closing adjustments. Net proceeds were used to reduce ratably the then-outstanding balances of Term Loans A and B. The results of these operations have been classified as discontinued operations. See Note 5, “Discontinued Operations,” for further details of this transaction.
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
Inventories Inventories are valued at the lower of cost or market value.  Approximately 79% and 84% of the company’s inventories at December 31, 2015 and 2014, respectively, were valued using the first-in, first-out (FIFO) method.  The remaining inventories were valued using the last-in, first-out (LIFO) method.  If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $40.0 million and $36.2 million at December 31, 2015 and 2014, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
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
Property, plant and equipment also include cranes accounted for as operating leases.  Equipment accounted for as operating leases includes equipment leased directly to the customer and equipment for which the company has assisted in the financing arrangement whereby it has guaranteed more than insignificant residual value or made a buyback commitment.  Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life.  Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount.  The amount of rental equipment included in property, plant and equipment amounted to $69.4 million and $83.4 million, net of accumulated depreciation, at December 31, 2015 and 2014, respectively.
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
Each year, in its second quarter, the company tests for impairment of goodwill according to a two-step approach.  In the first step, the company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.  See Note 11, “Goodwill and Other Intangible Assets,” for further details on our impairment assessments.
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
During 2015, 2014 and 2013, minimal amounts were recognized in earnings due to ineffectiveness of certain commodity hedges.  The amount reported as derivative instrument fair market value adjustment in the AOCI account within the Consolidated Statements of Comprehensive Income (Loss) represents the net gain (loss) on foreign currency exchange contracts, commodity contracts, and interest rate contracts designated as cash flow hedges, net of income taxes.
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
Fair Value Hedges The company periodically enters into interest rate swaps designated as a hedge of the fair value of a portion of its fixed rate debt.  These hedges effectively result in changing a portion of its fixed rate debt to variable interest rate debt.  Both the swaps and the debt are recorded in the Consolidated Balance Sheets at fair value.  The change in fair value of the swaps should exactly offset the change in fair value of the hedged debt, with no net impact to earnings.  Interest expense of the hedged debt is recorded at the variable rate in earnings.  See Note 13, “Debt” for further discussion of fair value hedges.
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
Stock-Based Compensation Stock-based compensation plans are described more fully in Note 18, “Stock-Based Compensation.”  The company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  The company recognized $0.3 million, $1.0 million and $2.8 million of compensation expense related to restricted stock awards during the years ended December 31, 2015, 2014 and 2013, respectively. In addition, the company recognized $4.4 million, $5.7 million and $6.3 million of compensation expense related to stock options during the years ended December 31, 2015, 2014 and 2013, respectively.  The company also recognized $7.5 million, $5.9 million, and $5.8 million of compensation expense associated with restricted stock units in 2015, 2014 and 2013, respectively. The company also recognized $2.2 million of expense on accelerated vesting of retention awards under severance agreements; this expense is included in "Separation expense" in the Consolidated Statements of Operations.
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
The company enters into transactions with customers that provide for residual value guarantees and buyback commitments on certain crane transactions.  The company records transactions which it provides significant residual value guarantees and any buyback commitments as operating leases.  Net revenues in connection with the initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  See Note 20, “Guarantees.”
The company also leases cranes to customers under operating lease terms.  Revenue from operating leases is recognized ratably over the term of the lease, and leased cranes are depreciated over their estimated useful lives.
Research and Development Research and development costs are charged to expense as incurred and amounted to $83.6 million, $87.4 million and $86.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.
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
Recent accounting changes and pronouncements In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” This update provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The company is evaluating the impact, if any, the adoption of this ASU will have on the company’s consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Subtopic 740-10)." ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the balance sheet.  Instead, companies will be required to classify all deferred tax assets and liabilities as non-current.  This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted.  We early adopted this ASU on a prospective basis as of December 31, 2015. Prior periods were not retrospectively adjusted.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in this ASU require that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than as retrospective adjustments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We believe the adoption of this ASU will not have a material impact on our combined financial statements.
In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This ASU clarifies the guidance related to accounting for debt issuance costs related to line-of-credit arrangements. In April 2015, the FASB issued ASU 2015-03 which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability; see further discussion of ASU 2015-03 below. The guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We believe the adoption of this ASU will not have a material impact on our combined financial statements.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU changes the guidance on accounting for inventory accounted for on a first-in first-out basis (FIFO). Under the revised standard, an entity should measure FIFO inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured on a last-in, first-out basis (LIFO). The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We believe the adoption of this ASU will not have a material impact on our combined financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance on accounting for a software license in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Further, all software licenses are within the scope of Accounting Standards Codification Subtopic 350-40 and will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We believe the adoption of this ASU will not have a material impact on our combined financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” To simplify the presentation of debt issuance costs, this ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. The guidance will be applied on a retrospective basis. We are evaluating the impact that the adoption of this ASU will have on our combined financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 820)-Amendments to the Consolidation Analysis.” This ASU amends the current consolidation guidance for both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We believe the adoption of this ASU will not have a material impact on our combined financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items.” This ASU eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. We believe the adoption of this ASU will not have a material impact on our combined financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern.” This ASU provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in the first annual period ending after December 15, 2016, with early adoption permitted. We believe the adoption of this ASU will not have a material impact on our combined financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU provided a principles-based approach to revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2017 (as finalized by the FASB in August 2015 in ASU 2015-14), and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. Early adoption is permitted as of the original effective date-the first interim period within fiscal years beginning after December 15, 2016. We are evaluating the impact, if any, the adoption of this ASU will have on our combined financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations in Accounting Standards Codification Subtopic 205-20, and now requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There will also be additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014. The significance of this guidance for us is dependent on any future disposals.
3. Separation Costs and Activities
On January 29, 2015, the company announced that its Board of Directors approved a plan to pursue a separation of the company’s Crane and Foodservice businesses into two independent, publicly-traded companies (the “separation”). The company currently anticipates effecting the separation through a tax-free spin-off of the Foodservice business and expects the separation to be completed on March 4, 2016.
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
During the twelve months ended December 31, 2015, the company recorded $39.4 million of separation costs consisting primarily of professional and consulting fees. There were no separation costs in 2014.
4. Acquisitions
On October 21, 2015, the company acquired the remaining 50% of outstanding shares of a joint venture in Thailand. Welbilt Thailand is a leading manufacturer of kitchen equipment in South East Asia. The purchase price, net of cash acquired, was approximately $5.3 million. The gain of $4.9 million recognized on the acquisition was a component of Other income (expense) — net in the Consolidated Statements of Operations for the twelve months ended December 31, 2015. The gain related to the difference between the book value and the fair value of our previously held passive 50% equity interest in the joint venture. Allocation of the purchase price resulted in $1.4 million of goodwill and $4.2 million of intangible assets. The results of Welbilt Thailand have been included in the Foodservice segment since the date of acquisition.
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
5. Discontinued Operations
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
The following selected financial data of the Manitowoc Dong Yue business for the years ended December 31, 2015, 2014 and 2013 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2015	2014	2013
Net sales	$—	$0.3	$16.8

Pretax loss from discontinued operation	$—	$(0.8)	$(17.3)
Benefit for taxes on earnings	—	—	(0.3)
Net loss from discontinued operation	$—	$(0.8)	$(17.0)

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
The following selected financial data of the Jackson business for the years ended December 31, 2015, 2014 and 2013 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.  There was no general corporate expense or interest expense allocated to discontinued operations for this business during the periods presented.

(in millions)	2015	2014	2013
Net sales	$—	$—	$2.5

Pretax earnings from discontinued operation	$—	$—	$0.1
(Benefit) provision for taxes on earnings	—	—	(0.4)
Net earnings from discontinued operation	$—	$—	$0.5
During the third quarter of 2014, the company settled a pension obligation related to a previously disposed entity, which resulted in a $1.1 million loss on sale of discontinued operations, net of income tax benefit of $0.6 million, during the period.
The following selected financial data of various businesses disposed of prior to 2013, primarily consisting of administrative costs, for the years ended December 31, 2015, 2014 and 2013 is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.  There was no general corporate expense or interest expense allocated to discontinued operations for these businesses during the periods presented.

(in millions)	2015	2014	2013
Net sales	$—	$—	$—

Pretax earnings (loss) from discontinued operations	$0.3	$(0.9)	$(3.4)
Provision (benefit) for taxes on earnings	0.1	(0.3)	(1.1)
Net earnings (loss) from discontinued operations	$0.2	$(0.6)	$(2.3)

6. Other Income (Expense) — Net
The components of Other income (expense) — net in the Consolidated Statements of Operations for the twelve months ended December 31, 2015, 2014, and 2013, are summarized as follows:

(in millions)	2015	2014	2013
Gain on sale of Kysor Panel Systems	$9.9	$—	$—
Gain on sale of investment property	5.4	—	—
Gain on acquisition of Thailand joint venture	4.9	—	—
Other (1)	5.3	(5.5)	(0.8)
Other income (expense) — net	$25.5	$(5.5)	$(0.8)

(1) Other consists primarily of foreign currency gains and losses.

The sale of Kysor Panel Systems is discussed further in Note 1, "Company and Basis of Presentation."

The acquisition of the Thailand joint venture is discussed further in Note 4, "Acquisitions."

7. Fair Value of Financial Instruments
The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.3	$—	$0.3
Total current assets at fair value	$—	$0.3	$—	$0.3

Non-Current Assets:
Interest rate swap contracts: Float-to-fixed				$—
Total non-current assets at fair value	$—	$—	$—	$—

Current Liabilities:
Foreign currency exchange contracts		$1.2		$1.2
Commodity contracts		3.8		3.8
Interest rate swap contracts: Float-to-fixed		1.7		1.7
Total current liabilities at fair value	$—	$6.7	$—	$6.7

Non-current Liabilities:
Commodity contracts		0.5		0.5
Interest rate swap contracts: Float-to-fixed		0.6		0.6
Total non-current liabilities at fair value	$—	$1.1	$—	$1.1

	Fair Value as of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$2.1	$—	$2.1
Total current assets at fair value	$—	$2.1	$—	$2.1

Non-current Assets:
Interest rate swap contracts: Float-to-fixed	$—	$0.8	$—	$0.8
Total Non-current assets at fair value	$—	$0.8	$—	$0.8

Current Liabilities:
Foreign currency exchange contracts	$—	$7.9	$—	$7.9
Commodity contracts	—	1.0	—	1.0
Interest rate swap contracts	—	2.3	—	2.3
Total current liabilities at fair value	$—	$11.2	$—	$11.2

Non-current Liabilities:
Commodity contracts	$—	$0.4	$—	$0.4
Interest rate swap contracts: Fixed-to-float	$—	$4.3	$—	$4.3
Total non-current liabilities at fair value	$—	$4.7	$—	$4.7
The fair value of the company’s 2020 Notes was approximately $623.1 million and $651.6 million as of December 31, 2015 and 2014, respectively.  The fair value of the company’s 2022 Notes was approximately $310.6 million and $309.1 million as of December 31, 2015 and 2014, respectively. The fair values of the company’s term loans under its Senior Credit Facility, respectively, are as follows as of December 31, 2015 and 2014:  Term Loan A — $307.7 million and $327.8 million, respectively; and Term Loan B — $116.7 million and $165.0 million, respectively.  See Note 13, “Debt,” for a description of the debt instruments and their related carrying values.
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
The company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company estimates fair value of its Term Loans and Senior Notes based on quoted market prices of the instruments; because these markets are typically thinly traded, the liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 14, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of December 31, 2015 and December 31, 2014 due to the short-term nature of these instruments.
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
8. Derivative Financial Instruments
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.  In the next twelve months, the company estimates $3.2 million of unrealized losses, net of tax, related to interest rate, commodity price and currency rate hedging will be reclassified from Other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for twelve and twenty-four months, respectively, depending on the type of risk being hedged.
The company previously had interest rate hedges related to its senior notes. The risk management objective for the company’s fair market value interest rate hedges was to effectively change the amount of the underlying debt equal to the notional value of the hedges from a fixed to a floating interest rate based on the one-month LIBOR rate.  These swaps included an embedded call feature to match the terms of the call schedule embedded in the Senior Notes. Changes in the fair value of the interest rate swaps were expected to offset changes in the fair value of the debt due to changes in the one-month LIBOR rate.
As of December 31, 2015, the company had the following outstanding commodity and currency forward contracts that were entered into as hedge forecasted transactions:

Commodity	Units Hedged		Type
Aluminum	1,040	MT	Cash Flow
Copper	472	MT	Cash Flow
Natural Gas	291,260	MMBtu	Cash Flow
Steel	11,895	Short Tons	Cash Flow

Currency	Units Hedged	Type
Canadian Dollar	587,556	Cash Flow
European Euro	231,810	Cash Flow
South Korean Won	1,533,257,930	Cash Flow
Singapore Dollar	1,800,000	Cash Flow
Mexican Peso	28,504,800	Cash Flow
Japanese Yen	245,915,700	Cash Flow
Great British Pound	113,115	Cash Flow
As of both December 31, 2015 and December 31, 2014, the company had outstanding $175.0 million and $175.0 million, respectively, notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the Senior Credit Facility.
The company has been party to various fixed-to-float interest rate swaps designated as fair market value hedges of its Notes.  In the third quarter of 2012, the company monetized the derivative asset related to its fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million in the quarter. The gain was treated as an increase to the debt balances for the 2018 and 2020 Notes and is being amortized against interest expense over the life of the original swap. Subsequently, the company entered into new interest rate swaps due in 2020 and 2022, designating them as fair market value hedges of the 2020 and 2022 Notes, respectively.
As of December 31, 2014, the company had $75.0 million and $125.0 million notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2020 and 2022, respectively, which were designated as fair value hedges.

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
As of December 31, 2015, the company had no outstanding fixed-to-float interest rate swaps related to the Senior Notes due 2020 and 2022.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Other (expense) income, net in the Condensed Consolidated Statement of Operations. As of December 31, 2015, the company had the following outstanding currency forward contracts and commodity swaps that were not designated as hedging instruments:

Currency	Units Hedged		Recognized Location	Purpose
European Euro	20,490,320		Other (expense) income, net	Accounts payable and receivable settlement
United States Dollar	17,321,106		Other (expense) income, net	Accounts payable and receivable settlement
Australian Dollar	—		Other (expense) income, net	Accounts payable and receivable settlement
Mexican Peso	—		Other (expense) income, net	Accounts payable and receivable settlement
Canadian Dollar	1,117,850		Other (expense) income, net	Accounts payable and receivable settlement
Singapore Dollar	500,000		Other (expense) income, net	Accounts payable and receivable settlement
Great British Pound	4,840,238		Other (expense) income, net	Accounts payable and receivable settlement
Japanese Yen	70,518,463		Other (expense) income, net	Accounts payable and receivable settlement
Aluminum	175	MT	Other (expense) income, net	De-designated commodity swap
Steel	3,989	ST	Other (expense) income, net	De-designated commodity swap
The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet as of December 31, 2015 was as follows:

ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts: Float-to-fixed	Other non-current assets	$—
Total derivatives designated as hedging instruments		$—

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.3
Total derivatives NOT designated as hedging instruments		$0.3

Total asset derivatives		$0.3
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2015 was as follows:

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.3
Commodity contracts	Accounts payable and accrued expenses	3.1
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	1.7
Commodity contracts	Other non-current liabilities	0.4
Interest rate swap contracts: Float-to-fixed	Other non-current liabilities	0.6
Total derivatives designated as hedging instruments		$6.1

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.9
Commodity contracts	Accounts payable and accrued expenses	0.7
Commodity contracts	Other non-current liabilities	0.1
Total derivatives NOT designated as hedging instruments		$1.7

Total liability derivatives		$7.8

The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2015 and gains or losses initially recognized in Other Comprehensive Income (OCI) in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$4.0	Cost of sales	$(11.7)
Commodity contracts	(1.3)	Cost of sales	(4.0)
Interest rate swap contracts: Float-to-fixed	(0.5)	Interest expense	(2.6)
Total	$2.2		$(18.3)

Derivatives Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	Cost of sales	$(0.2)
Total		$(0.2)

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Other (expense) income, net	$(1.4)
Interest rate swap contracts	Other income	—
Total		$(1.4)

Derivatives Designated as Fair Market Value Instruments under ASC 815 (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate swap contracts: Fixed-to-float	Interest expense	$4.3
Total		$4.3

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

The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2014 and gains or losses initially recognized in OCI in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$(5.3)	Cost of sales	$(2.2)
Commodity contracts	(0.8)	Cost of sales	(0.1)
Interest rate swap & cap contracts	(0.9)	Interest expense	(1.8)
Total	$(7.0)		$(4.1)

Derivatives Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	Cost of sales	$(0.1)
Total		$(0.1)

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Other (expense) income, net	$0.8
Total		$0.8

Derivatives Designated as Fair Market Value Instruments under ASC 815 (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate swap contracts: Fixed-to-float	Interest expense	$10.6
Total		$10.6

The effect of derivative instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2013 and gains or losses initially recognized in OCI in the Consolidated Balance Sheet was as follows:

Derivatives in Cash Flow Hedging Relationships (in millions)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion, net of tax)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$(0.3)	Cost of sales	$3.0
Commodity contracts	0.4	Cost of sales	(1.6)
Total	$0.1		$1.4

Derivatives Relationships (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	Cost of sales	$—
Total		$—

Derivatives Not Designated as Hedging Instruments (in millions)	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Other (expense) income, net	$0.2
Total		$0.2

Derivatives Designated as Fair Market Value Instruments under ASC 815 (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap contracts: Fixed-to-float	Interest expense	$(13.7)
Total		$(13.7)

9. Inventories
The components of inventories at December 31, 2015 and December 31, 2014 are summarized as follows:

(in millions)	2015	2014
Inventories — gross:
Raw materials	$226.0	$226.2
Work-in-process	135.0	103.7
Finished goods	347.2	414.8
Total inventories — gross	708.2	744.7
Excess and obsolete inventory reserve	(69.7)	(64.0)
Net inventories at FIFO cost	638.5	680.7
Excess of FIFO costs over LIFO value	(40.0)	(36.2)
Inventories — net	$598.5	$644.5
10. Property, Plant and Equipment
The components of property, plant and equipment at December 31, 2015 and December 31, 2014 are summarized as follows:

(in millions)	2015	2014
Land	$31.0	$31.2
Building and improvements	313.0	344.2
Machinery, equipment and tooling	490.2	509.1
Furniture and fixtures	22.8	24.5
Computer hardware and software	183.5	169.7
Rental cranes	99.5	111.2
Construction in progress	90.9	104.2
Total cost	1,230.9	1,294.1
Less accumulated depreciation	(703.9)	(703.1)
Property, plant and equipment-net	$527.0	$591.0

11. Goodwill and Other Intangible Assets
The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2015 and December 31, 2014 are as follows:

(in millions)	Crane	Foodservice	Total
Gross balance as of January 1, 2014	$345.1	$1,389.2	$1,734.3
Accumulated Asset impairments	—	(515.7)	(515.7)
Net balance as of January 1, 2014	345.1	873.5	1,218.6
Foreign currency impact	(19.8)	(0.7)	(20.5)
Gross balance as of December 31, 2014	$325.3	$1,388.5	$1,713.8
Accumulated Asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2014	$325.3	$872.8	$1,198.1
Foreign currency impact	(18.8)	(0.5)	(19.3)
Impact of acquisitions and divestitures	—	(26.5)	(26.5)
Gross balance as of December 31, 2015	$306.5	$1,361.5	$1,668.0
Accumulated Asset impairments	—	(515.7)	(515.7)
Net balance as of December 31, 2015	$306.5	$845.8	$1,152.3
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
As of June 30, 2015, the company performed its annual impairment analysis for its reporting units, which were Cranes; Foodservice Americas; Foodservice Europe, Middle East, and Africa; and Foodservice Asia, as well as its indefinite-lived intangible assets, and based on those results, no impairment was indicated.
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
As discussed in Note 4, "Acquisitions," on October 21, 2015, the company acquired the remaining 50% of outstanding shares of Welbilt Thailand. The purchase price, net of cash acquired, was approximately $5.3 million, and resulted in $4.2 million of identifiable intangible assets and $1.4 million of goodwill. Of the $4.2 million of acquired intangible assets, $4.0 million was assigned to trademarks that are not subject to amortization, and $0.2 million was assigned to customer relationships with a useful life of 18 years.
Additionally, as discussed in Note 1, "Company and Basis of Presentation," the company divested its Kysor Panel Systems business on December 7, 2015. Kysor Panel Systems had $27.9 million of goodwill, $24.4 million of trademarks and $7.6 million of other intangible assets on the divestiture date.
The gross carrying amount and accumulated amortization of the company’s intangible assets other than goodwill are as follows as of December 31, 2015 and December 31, 2014.

	December 31, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$269.4	$—	$269.4	$300.0	$—	$300.0
Customer relationships	425.6	(157.5)	268.1	425.7	(136.0)	289.7
Patents	30.7	(28.1)	2.6	32.7	(28.3)	4.4
Engineering drawings	10.2	(9.3)	0.9	11.0	(9.3)	1.7
Distribution network	18.4	—	18.4	19.7	—	19.7
Other intangibles	143.5	(64.1)	79.4	170.9	(71.7)	99.2
	$897.8	$(259.0)	$638.8	$960.0	$(245.3)	$714.7
Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $34.4 million, $35.1 million and $35.3 million, respectively.  Excluding the impact of any future acquisitions or divestitures, the company anticipates amortization will be approximately $34 million per year for next five years.
12. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2015 and December 31, 2014 are summarized as follows:

(in millions)	2015	2014
Trade accounts payable	$390.2	$457.5
Interest payable	13.2	12.5
Employee related expenses	84.6	90.3
Restructuring expenses	23.3	20.3
Profit sharing and incentives	6.3	6.8
Accrued rebates	51.9	52.8
Deferred revenue - current	17.1	21.6
Income taxes payable	11.6	16.2
Miscellaneous accrued expenses	109.7	129.4
	$707.9	$807.4
13. Debt
Outstanding debt at December 31, 2015 and December 31, 2014 is summarized as follows:

(in millions)	2015	2014
Revolving credit facility	$—	$—
Term loan A	312.8	336.9
Term loan B	119.5	168.5
Senior notes due 2020	613.1	614.8
Senior notes due 2022	299.2	296.9
Other	69.0	106.4
Total debt	1,413.6	1,523.5
Less current portion and short-term borrowings	(67.6)	(80.3)
Long-term debt	$1,346.0	$1,443.2

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
As of December 31, 2015, the company had no borrowings on the revolving facility. During the year, the highest daily borrowing was $374.0 million and the average borrowing was $312.9 million, while the average interest rate was 2.71%. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread which is based upon the Consolidated Total Leverage Ratio of the company. As of December 31, 2015, the spreads for LIBOR and Prime borrowings were 2.50% and 1.50%, respectively, given the effective Consolidated Total Leverage Ratio for this period. The company also pays a commitment fee of 0.50% per annum on the unused portion of the revolving facility. The company is also obligated to pay certain fees and expenses of the lenders.
As of December 31, 2015, the company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the New Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the company as defined under the New Senior Credit Facility.
See Note 8, “Derivative Financial Instruments” for a description of hedging instruments used to mitigate interest rate risk.
Including interest rate swaps at December 31, 2015, the weighted average interest rates for Term Loan A and Term Loan B loans were 3.29% and 3.25%, respectively.  Excluding interest rate swaps, the interest rates on Term Loan A and Term Loan B were 2.75% and 3.25%, respectively, at December 31, 2015.
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
As of December 31, 2015, the company had two series of Senior Notes outstanding, the 2020 and 2022 Notes (collectively the “Senior Notes”).  Each series of Senior Notes are unsecured senior obligations ranking subordinate to all existing senior secured indebtedness and equal to all existing senior unsecured obligations.  Each series of Senior Notes is guaranteed by certain of the company’s wholly owned domestic subsidiaries, which subsidiaries also guaranty the company’s obligations under the Senior Credit Facility.  Each series of Senior Notes contains affirmative and negative covenants which limit, among other things, the company’s ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens.  Each series of Senior

Notes also includes customary events of default. If an event of default occurs and is continuing with respect to the Senior Notes, then the Trustee or the holders of at least 25% of the principal amount of the outstanding Senior Notes may declare the principal and accrued interest on all of the Senior Notes to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, and premium, if any, and accrued and unpaid interest on all outstanding Senior Notes will become due and payable immediately.
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
In addition, at any time prior to October 15, 2015, the company was permitted to, at its option, use the net cash proceeds of one or more public equity offers to redeem up to 35% of the 2022 Notes at a redemption price of 105.875%, plus accrued but unpaid interest, if any, to the date of redemption; provided that (1) at least 65% of the principal amount of the 2022 Notes outstanding remained outstanding immediately after any such redemption; and (2) the company maked such redemptions not more than 90 days after the consummation of any such public offering. Further, the company was required to offer to repurchase the 2022 Notes for cash at a price of 101% of the aggregate principal amount of the 2022 Notes, plus accrued and unpaid interest, if any, upon the occurrence of a change of control triggering event.
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
In the third quarter of 2012, the company monetized the derivative asset related to the fixed-to-float interest rate swaps related to its 2018 and 2020 Notes and received $14.8 million. The company treated the gain as an increase to the debt balances for each of the 2018 and 2020 Notes, and is being amortized to interest expense over the life of the original swap (or until the debt is extinguished, if earlier).
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
As of December 31, 2015, the company had no outstanding fixed-to-float interest rate swaps related to the Senior Notes due 2020 and 2022. As of December 31, 2014 the company had $75.0 million and $125.0 million notional amount of fixed-to-float interest rate swaps outstanding related to the Senior Notes due 2020 and 2022, respectively, which were designated as fair value hedges.
See Note 8, “Derivative Financial Instruments,” for a description of hedging instruments used to mitigate interest rate risk.
The balance sheet values of the 2020 and 2022 Notes at December 31, 2015 and December 31, 2014 are not equal to the face value of the Senior Notes due to the fact that the fair market value of the interest rate hedges and interest rate monetization premiums on these Senior Notes are included in the balance sheet value.
The loss on debt extinguishment was $0.2 million during the year ended December 31, 2015, of which were all due to the write-off of deferred financing fees due to accelerated pay downs on Term Loan B.
As of December 31, 2015, the company had outstanding $69.0 million of other indebtedness that has a weighted-average interest rate of approximately 5.378%.  This debt includes outstanding overdraft balances and capital lease obligations in the Americas, Asia-Pacific and European regions, as well as a $18.5 million loan on a model 31000 crawler crane.
The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

(in millions)
2016	$67.6
2017	56.0
2018	58.4
2019	192.8
2020	4.4
Thereafter	1,034.4
Total	$1,413.6

As of December 31, 2015, the company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Credit Facility, the 2020 Notes, and the 2022 Notes.  Based upon management’s current plans and outlook, it believes the company will be able to comply with these covenants during the subsequent 12 months. As of December 31, 2015, our Consolidated Senior Secured Leverage Ratio was 1.90:1, while the maximum ratio is 3.25:1 and our Consolidated Interest Coverage Ratio was 3.71:1, above the minimum ratio of 2.75:1.
See also Note 27, "Subsequent Events," for information on credit facilities and other indebtedness related to the separation.
14. Accounts Receivable Securitization
The company maintains an accounts receivable securitization program with a commitment size of $185.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., less than 60 days) as noted below. The company’s cost of funds under the facility is the LIBOR index rate plus a 1.25% fixed spread.

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
On November 20, 2015, the company entered into a second amendment to the Receivables Purchase Agreement and related assignment agreements pursuant to which certain U.S.-based originators were removed as originators under the facility (collectively, the "Removed Originators").  In connection therewith, the Removed Originators also were released from the related purchase and sale agreement and were relieved of any further obligations or rights thereunder.

On December 23, 2015, the company entered into a third amendment to the Receivables Purchase Agreement, which effected certain non-material changes to special obligor concentration limits.
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
The Purchaser receives ownership of the pool of receivables, in each instance. New receivables are purchased by U.S. Seller or Cayman Seller, as applicable, and resold to the Purchaser as cash collections reduce previously sold investments. The Manitowoc Company, Inc., Garland, Convotherm, Manitowoc Deutschland, and Foodservice UK act as the servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they initially receive payments made by obligors on the receivables but are required to remit those payments to the Purchaser in accordance with the Receivables Purchase Agreement. The Purchaser has no recourse for uncollectible receivables. The securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated senior secured leverage ratio that are the same as the covenant ratios required per the Senior Credit Facility. As of December 31, 2015, the company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the Receivables Purchase Agreement, as amended. Based on management’s current plans and outlook, it believes the company will be able to comply with these covenants during the subsequent 12 months.
Due to a short average collection cycle of less than 60 days for such accounts receivable and due to the company’s collection history, the fair value of the company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded at December 31, 2015 and 2014 was $102.5 million and $50.9 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets. Trade accounts receivables sold to the Purchaser and being serviced by the company totaled $165.1 million at December 31, 2015 and $172.8 million at December 31, 2014.
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

15. Income Taxes
Earnings from continuing operations are summarized below:

(in millions)	2015	2014	2013
Earnings (loss) from continuing operations before income taxes:
Domestic	$(91.5)	$32.6	$90.1
Foreign	148.1	136.8	135.1
Total	$56.6	$169.4	$225.2
Income tax expense (benefit) from continuing operations is summarized as follows:

(in millions)	2015	2014	2013
Current:
Federal and state	$(0.9)	$(12.0)	$24.1
Foreign	30.1	26.8	25.4
Total current	$29.2	$14.8	$49.5
Deferred:
Federal and state	$(37.7)	$4.5	$(15.2)
Foreign	1.8	(10.7)	1.8
Total deferred	$(35.9)	$(6.2)	$(13.4)
(Benefit) provision for taxes on earnings	$(6.7)	$8.6	$36.1
The federal statutory income tax rate is reconciled to the company’s effective income tax rate for continuing operations for the years ended December 31, 2015, 2014 and 2013 as follows:

	2015	2014	2013
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision (benefit)	(7.3)	(0.4)	(0.5)
Manufacturing & research incentives	(5.2)	(2.7)	(3.3)
Taxes on foreign income which differ from the U.S. statutory rate	(34.2)	(14.4)	(9.3)
Adjustments for unrecognized tax benefits	(2.7)	(1.4)	(5.4)
Adjustments for valuation allowances	(31.2)	26.8	(1.0)
Capital loss generation	—	(45.7)	—
Change in assertion over permanently reinvested foreign earnings	—	3.2	—
Business acquisitions & divestitures	14.1	—	—
Spin-off tax costs	13.3	—	—
Other items	6.4	4.7	0.5
Effective tax rate	(11.8)%	5.1%	16.0%
The 2015, 2014, and 2013 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%. The impact of the foreign rate differential in 2015 is consistent with prior years, however it presents as a large percentage of the effective tax rate reconciliation due to the reduction in 2015 earnings compared to the prior years.
The 2015 tax provision benefited by $17.8 million related to the divestiture of the Kysor Panel Systems business resulting in a favorable impact to the effective tax rate. The benefit was primarily due to the write-off of $13.8 million of the unamortized deferred tax liability that was recorded in purchase accounting and as a result of the utilization of the capital loss carryforward to offset the tax gain. The effective tax rate was also impacted by nondeductible costs associated with the Spin-Off of the Foodservice business.
As of each reporting date, the company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. In the second quarter of 2015, management determined that it was more likely than not that deferred tax assets of $4.0 million related to its Brazilian crane manufacturing operations were not realizable and recorded a valuation allowance. The company continues to record valuation allowances on the deferred tax assets in Brazil, France, Slovakia, and the UK as it remains more likely than not that they will not be utilized.

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
No items included in Other items are individually, or when appropriately aggregated, significant.
Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

(in millions)	2015	2014
Current deferred tax assets (liabilities):
Inventories	$—	$29.5
Accounts receivable	—	(5.6)
Product warranty reserves	—	19.0
Product liability reserves	—	8.3
Deferred revenue, current portion	—	7.7
Deferred employee benefits	—	13.3
Other reserves and allowances	—	5.7
Less valuation allowance	—	(12.2)
Net deferred tax assets, current	$—	$65.7
Non-current deferred tax assets (liabilities):
Inventories	37.6	—
Accounts receivable	(5.7)	—
Property, plant and equipment	(13.6)	(28.2)
Intangible assets	(256.7)	(281.8)
Deferred employee benefits	92.9	87.7
Product warranty reserves	21.3	5.2
Product liability reserves	8.7	—
Tax credits	0.4	1.0
Loss carryforwards	157.7	199.0
Deferred revenue	11.2	4.0
Other	8.8	(0.7)
Total non-current deferred tax liabilities	62.6	(13.8)
Less valuation allowance	(137.0)	(156.0)
Net deferred tax liabilities, non-current	$(74.4)	$(169.8)
The net deferred tax assets (liabilities) are reflected in the Consolidated Balance Sheets for the years ended December 31, 2015 and December 31, 2014 as follows:

(in millions)	2015	2014
Current income tax asset	$—	$71.3
Long-term income tax assets, included in other non-current assets	15.0	16.4
Current deferred income tax liability, included in accounts payable and accrued expenses	—	(5.6)
Long-term deferred income tax liability	(89.4)	(186.2)
Net deferred income tax liability	$(74.4)	$(104.1)
The company has not provided for additional U.S. income taxes on approximately $550.5 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At December 31, 2015, approximately $46.9 million of the company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the company has asserted are permanently reinvested. The company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the company does not currently forecast a need for these funds in the U.S. because its U.S. operations and debt service are supported by the cash generated by its U.S. operations.
The company has approximately $538.5 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire at various times through 2031. The company has recognized a deferred tax asset of $19.3 million for net operating loss carryforwards generated in the state of Wisconsin.
The company has approximately $506.8 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities.  Substantially all of the foreign loss carryforwards are not subject to any time restrictions on their future use, and $473.0 million are offset by a valuation allowance.  The company also has approximately $63.3 million of U.S. capital loss carryforwards which expire in 2019 and are offset by a valuation allowance.
The company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. Federal	2012 — 2015
Wisconsin	2009 — 2015
China	2007 — 2015
France	2013 — 2015
Germany	2011 — 2015
Among other regular and ongoing examinations by federal and state jurisdictions globally, the company is under examination by the Internal Revenue Service for calendar year 2014. There have been no significant developments with respect to the company’s ongoing tax audits in other jurisdictions.

The company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of December 31, 2015, the company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
During the years ended December 31, 2015, 2014 and 2013, the company recorded a change to gross unrecognized tax benefits including interest and penalties of $(2.0) million, $(9.8) million, and $(20.7) million, respectively. The effective tax rate in 2015, 2014, and 2013 was favorably impacted by the release of reserves of $0.0 million, $8.3 million and $9.4 million, respectively, resulting from favorable audit outcomes, and other settlements.

During the years ended December 31, 2015, 2014 and 2013, the company recognized in the Consolidated Statements of Operations $(0.5) million, $(5.2) million, and $(9.3) million, respectively, for interest and penalties related to uncertain tax liabilities, which the company recognizes as a part of income tax expense.  As of December 31, 2015 and 2014, the company has accrued interest and penalties of $5.0 million and $5.6 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows:

(in millions)	2015	2014	2013
Balance at beginning of year	$33.3	$35.9	$47.3
Additions based on tax positions related to the current year	1.4	15.5	2.0
Additions for tax positions of prior years	0.2	0.1	3.7
Reductions for tax positions of prior years	—	(2.7)	(8.1)
Reductions based on settlements with taxing authorities	—	(7.3)	(3.6)
Reductions for lapse of statute	(3.1)	(8.2)	(5.4)
Balance at end of year	$31.8	$33.3	$35.9
Substantially all of the company’s unrecognized tax benefits as of December 31, 2015, 2014 and 2013, if recognized, would affect the effective tax rate.
During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $1.3 million, either because the company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.
16. Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	2015	2014	2013
Basic weighted average common shares outstanding	136,036,192	134,934,892	132,894,179
Effect of dilutive securities - stock awards	1,397,623	2,416,417	2,436,014
Diluted weighted average common shares outstanding	137,433,815	137,351,309	135,330,193

For the years ended December 31, 2015, 2014, and 2013, 2.8 million, 1.2 million, and 2.3 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings per share.
17. Equity
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

The amount and timing of the annual dividend are determined by the Board of Directors at its regular meetings each year subject to limitations within the company’s Prior and New Senior Credit Facility.  In each of the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the company paid an annual dividend of $0.08 per share in the fourth quarter.
Currently, the company has authorization to purchase up to 10 million shares of common stock at management’s discretion.  As of December 31, 2015, the company had purchased approximately 7.6 million shares at a cost of $49.8 million pursuant to this authorization.  The company did not purchase any shares of its common stock during 2015, 2014, or 2013.
The components of accumulated other comprehensive income (loss) as of December 31, 2015 and 2014 are as follows:

(in millions)	2015	2014
Foreign currency translation	$(121.4)	$(29.2)
Derivative instrument fair market value, net of income taxes of $(2.2) and $(3.2)	(3.8)	(6.3)
Employee pension and postretirement benefit adjustments, net of income taxes of $(35.2) and $(40.1)	(82.6)	(95.0)
	$(207.8)	$(130.5)
A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the year ended December 31, 2014 and December 31, 2015 is as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2013	$1.0	$(62.7)	$54.8	$(6.9)
Other comprehensive loss before reclassifications	$(9.9)	$(35.4)	$(84.0)	$(129.3)
Amounts reclassified from accumulated other comprehensive income	2.6	3.1	—	5.7
Net current period other comprehensive income	(7.3)	(32.3)	(84.0)	(123.6)
Balance at December 31, 2014	$(6.3)	$(95.0)	$(29.2)	$(130.5)
Other comprehensive loss before reclassifications	14.0	17.9	(92.2)	(60.3)
Amounts reclassified from accumulated other comprehensive income	(11.5)	(5.5)	—	(17.0)
Net current period other comprehensive loss	2.5	12.4	(92.2)	(77.3)
Balance at December 31, 2015	$(3.8)	$(82.6)	$(121.4)	$(207.8)

A reconciliation for the reclassifications out of accumulated other comprehensive income, net of tax, for the year ended December 31, 2015 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(11.7)		Cost of sales
Commodity contracts	(4.0)		Cost of sales
Interest rate swap contracts: Float-to-fixed	(2.6)		Interest expense
	(18.3)		Total before tax
	6.8		Tax expense
	$(11.5)		Net of tax
Amortization of pension and postretirement items
Amortization of prior service cost	(0.1)	(a)
Actuarial losses	(7.5)	(a)
	(7.6)		Total before tax
	2.1		Tax benefit
	$(5.5)		Net of Tax

Total reclassifications for the period	$(17.0)		Net of Tax

(a) These other comprehensive income components are included in the computation of net periodic pension cost (see Note 22, “Employee Benefit Plans,” for further details).

A reconciliation for the reclassifications out of accumulated other comprehensive income, net of tax, for the year ended December 31, 2014 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(2.2)		Cost of sales
Commodity contracts	(0.1)		Cost of sales
Interest rate swap contracts: Float-to-fixed	(1.8)		Interest expense
	(4.1)		Total before tax
	1.5		Tax expense
	$(2.6)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(4.3)	(a)
Amortization of prior service cost	0.2	(a)
	(4.1)		Total before tax
	1.0		Tax benefit
	$(3.1)		Net of Tax

Total reclassifications for the period	$(5.7)		Net of Tax

(a) These other comprehensive income components are included in the computation of net periodic pension cost (see Note 22, “Employee Benefit Plans,” for further details).
18. Stock-Based Compensation
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
Total stock-based compensation expense before tax was $12.2 million, $12.6 million and $14.9 million during 2015, 2014, and 2013, respectively.  In 2015, the company also recognized $2.2 million of expense before tax related to restricted stock retention awards; this expense is included in "Separation expense" in the Consolidated Statements of Operations.
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
The company granted options to acquire 0.7 million, 0.3 million and 0.4 million shares of common stock during 2015, 2014, and 2013, respectively. Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The company recognized $4.4 million ($2.8 million after taxes), $5.7 million ($3.6 million after taxes) and $6.3 million ($4.0 million after taxes) of compensation expense associated with stock options during 2015, 2014, and 2013, respectively.
A summary of the company’s stock option activity is as follows (in millions, except weighted average exercise price per share):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of January 1, 2014	7.0	$16.00
Granted	0.3	29.08
Exercised	(1.7)	10.92
Cancelled	—	27.07
Options outstanding as of December 31, 2014	5.6	$18.23
Granted	0.7	21.02
Exercised	(0.5)	9.63
Cancelled	(0.3)	23.70
Options outstanding as of December 31, 2015	5.5	$19.04	$11.0
Options exercisable as of:
December 31, 2015	4.7	$18.64	$11.0
The outstanding stock options at December 31, 2015 have a range of exercise prices from $4.41 to $47.84 per share.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2015 (in millions, except range of exercise price per share, weighted average remaining contractual life and weighted average exercise price):

	Outstanding	Weighted Average Remaining Contractual	Weighted Average	Exercisable	Weighted Average
Range of Exercise Price per Share	Options	Life (Years)	Exercise Price	Options	Exercise Price
$4.41 - $11.34	0.6	2.6	$4.41	0.6	$4.41
$11.35 - $16.79	1.6	3.4	13.26	1.5	12.88
$16.80 - $21.80	1.6	4.4	19.82	1.1	19.36
$21.81 - $27.03	0.5	0.3	26.11	0.5	26.11
$27.04- $29.52	0.7	2.9	29.34	0.6	29.41
$29.53 - $30.47	0.1	8.2	30.47	—	30.47
$30.48 - $47.84	0.4	1.5	38.87	0.4	38.87

	5.5	3.1	$19.04	4.7	$18.64

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
As of December 31, 2015, the company has $4.5 million of unrecognized compensation expense before tax related to stock options, which will be recognized over a weighted average period of 2.9 years.
The weighted average fair value of options granted per share during the years ended December 31, 2015, 2014, and 2013 was $10.93, $14.84, and $9.00, respectively.  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2015	2014	2013
Expected Life (years)	6.0	6.0	6.0
Risk-free Interest rate	1.8%	1.9%	1.1%
Expected volatility	56.0%	55.0%	56.0%
Expected dividend yield	0.3%	0.4%	0.6%
For the years ended December 31, 2015, 2014, and 2013 the total intrinsic value of stock options exercised was $5.6 million, $28.5 million, and $6.9 million, respectively.
Restricted Stock Awards
The company granted restricted stock of 0.4 million, 0.0 million and 0.1 million shares of restricted stock during 2015, 2014, and 2013, respectively. Restricted stock award expense is based on the fair value of the company’s shares as of the grant date. The company recognized $0.3 million ($0.2 million after taxes), $1.0 million ($0.6 million after taxes), and $2.8 million ($1.8 million after taxes) of compensation expense associated with restricted stock for the years ended December 31, 2015, 2014, and 2013, respectively. The restrictions on all shares of restricted stock granted in 2013 generally expire on the third anniversary of the applicable grant date.
The 0.4 million of restricted stock awards granted to employees in April 2015 were issued as retention awards to provide additional incentive for the employees to continue in employment and contribute toward the successful completion of the separation. Under the retention agreements, each employee was granted restricted shares of common stock of the company that will vest on the second anniversary of the separation if the employee has been continuously employed with the company or an affiliate through that second anniversary; if the separation has not occurred by April 8, 2017, the awards will be forfeited.
In 2015, the company recognized $2.2 million of expense before tax on accelerated vesting of 0.1 million of retention awards under severance agreements; this expense is included in "Separation expense" in the Consolidated Statements of Operations. The company will begin to recognize expense related to the unvested retention awards upon Spin-Off, when the performance condition (the Spin-Off) is satisfied and vesting becomes probable.
A summary of activity for restricted stock awards for the year ended December 31, 2015 is as follows (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2015	0.2	$16.58
Granted	0.4	21.73
Vested	(0.2)	17.12
Cancelled	—	21.18
Unvested as of December 31, 2015	0.4	$21.40
Restricted Stock Units
The company granted 0.6 million, 0.4 million and 0.5 million of restricted stock units in 2015, 2014, and 2013, respectively.  The restricted stock units are earned either based on service over the vesting period, or based on service over the vesting period and on the extent to which performance goals are met over the applicable performance period (“performance shares”).  The performance goals and the applicable performance period vary for performance shares each grant year. The company recognized $7.5 million ($4.7 million after taxes), $5.9 million ($3.8 million after taxes) and $5.8 million ($3.6 million after taxes) of compensation expense associated with restricted stock units during 2015, 2014 and 2013, respectively.
The restricted stock units granted to employees in 2015 generally vest on the third anniversary of the grant date, assuming continued employment. The restricted stock units granted to directors in 2015 generally vest on the second anniversary of the grant date, assuming continued service. Performance shares were not granted in 2015 due to anticipated separation.
The restricted stock units granted to employees in 2014 generally vest on the third anniversary of the grant date, assuming continued employment. The restricted stock units granted to directors in 2014 vest on the second anniversary of the grant date, assuming continued service. The performance shares granted in 2014 are earned based on the extent to which performance goals are met by the company over a three-year period from January 1, 2014 to December 31, 2016. The performance goals for the performance shares granted in 2014 are based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on EVA® improvement over the three-year period. Depending on the foregoing factors, the number of shares awarded could range from zero to 0.5 million for the 2014 performance share grants. For these awards, the expense is based on the fair value of the company's shares as of the grant date for the EVA® improvement criteria and a Monte Carlo model for the total shareholder return criteria.
The performance shares granted in 2013 were earned based on the extent to which performance goals are met by the company over a three-year period from January 1, 2013 to December 31, 2015. The performance goals for the performance shares granted in 2013 were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on debt reduction over the three-year period. These awards were earned at 78.6% of target, which resulted in a payout of 0.3 million shares in 2016. For these awards, the expense was based on the fair value of the company's shares as of the grant date for the debt reduction criteria and a Monte Carlo model for the total shareholder return criteria.

A summary of activity for restricted stock units for the year ended December 31, 2015 is as follows (in millions except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2015	0.8	$27.09
Granted	0.6	21.06
Vested*	(0.4)	20.77
Cancelled	(0.3)	27.64
Unvested as of December 31, 2015	0.7	$25.53
* Under the terms of the 2013 performance share award, the actual number of shares awarded could have ranged from zero to 0.8 million, depending on the company’s three-year performance as described above. Based on the performance criteria a total of 0.3 million shares was awarded in 2016.
As of December 31, 2015, the company has $6.4 million of unrecognized compensation expense before tax related to restricted stock units which will be recognized over a weighted average period of 1.8 years.
19. Contingencies and Significant Estimates
As of December 31, 2015, the company held reserves for environmental matters related to Enodis locations of approximately $0.4 million.  At certain of the company’s other facilities, the company has identified potential contaminants in soil and groundwater.  The ultimate cost of any remediation required will depend upon the results of future investigation.  Based upon available information, the company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually and in aggregate.
The company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.

As of December 31, 2015, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The company’s self-insurance retention levels vary by business, and have fluctuated over the last 10 years.  The range of the company’s self-insured retention levels is $0.1 million to $3.0 million per occurrence.  The high-end of the company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2015, the largest self-insured retention level for new occurrences currently maintained by the company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014 were $24.5 million and $24.6 million, respectively; $3.7 million and $4.0 million, respectively, was reserved specifically for actual cases, and $20.8 million and $20.6 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
At December 31, 2015, and December 31, 2014, the company had reserved $83.9 million and $92.2 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation. See Note 20, “Guarantees,” for further information.
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
20. Guarantees
The company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities at December 31, 2015 and December 31, 2014, was $51.0 million and $59.5 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the company and outstanding at December 31, 2015 and December 31, 2014, was $52.0 million and $58.9 million, respectively.  These amounts are not reduced for amounts the company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2019.
During the years ended December 31, 2015 and 2014, the company sold $3.5 million and $17.0 million, respectively, of its long-term notes receivable to third party financing companies. The company guarantees some percentage, up to 100%, of collection of the notes to the financing companies.  The company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the company’s Consolidated Balance Sheets, net of payments made, in other current and non-current assets and the company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected as financing activities in the Consolidated Statements of Cash Flows.  During the years ended December 31, 2015 and 2014 customers have paid $12.6 million and $17.3 million, respectively, of the notes to the third party financing companies.  As of December 31, 2015 and 2014, the outstanding balance of the notes receivables guaranteed by the company was $24.4 million and $34.0 million, respectively.
In the normal course of business, the company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the company’s warranty, the company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the years ended December 31, 2015 and 2014:

(in millions)	2015	2014
Balance at beginning of period	$92.2	$99.0
Accruals for warranties issued during the period	47.8	59.8
Settlements made (in cash or in kind) during the period	(52.7)	(63.4)
Currency translation	(3.4)	(3.2)
Balance at end of period	$83.9	$92.2
21. Restructuring and Asset Impairments
Cranes During the fourth quarter of 2015, the company committed to a restructuring plan to reduce the cost structure of its Crane operations through site closings, consolidations, and reductions in workforce across the globe. This is further to a restructuring plan committed to in the fourth quarter of 2014 to reductions in workforce across the globe. These restructuring plans are designed to better align the company’s resources given global economic conditions.
The following is a rollforward of all restructuring activities relating to the Crane segment for the twelve-month period ended December 31, 2015 (in millions):

Restructuring Reserve Balance as of December 31, 2014	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of December 31, 2015
$4.7	$5.6	$(6.6)	$3.7
In conjunction with this restructuring plan, the company also recorded impairment expense of $15.4 million on Cranes facilities in Brazil, which are currently shut down indefinitely, and Slovakia, which is now classified as held for sale.
Foodservice In conjunction with the acquisition of Enodis in October 2008, certain restructuring activities were undertaken to recognize cost synergies and rationalize the new cost structure of the Foodservice segment. The company recorded additional amounts in 2015 primarily related to a reduction in force across the globe and the closing of the Cleveland facility.
The following is a rollforward of all restructuring activities relating to the Foodservice segment for the twelve-month period ended December 31, 2015 (in millions):

Restructuring Reserve Balance as of December 31, 2014	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of December 31, 2015
$15.6	$4.6	$(3.4)	$16.8
In conjunction with this restructuring plan, the company recorded impairment expense of $9.0 million related to the Foodservice facility in Cleveland that is in the process of being shuttered.
Corporate In conjunction with the Spin-Off, in 2015, the company recognized restructuring cost in its Corporate segment to rationalize the enterprise cost structure through headcount reductions.
The following is a rollforward of all restructuring activities relating to the Corporate segment for the twelve-month period ended December 31, 2015 (in millions):

Restructuring Reserve Balance as of December 31, 2014	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of December 31, 2015
$—	$3.8	$(1.0)	$2.8

22. Employee Benefit Plans
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
The company’s executives are not eligible to participate in the Manitowoc Retirement Savings Plan.  Company contributions to the plans are based upon formulas contained in the plans.  Total costs incurred under these plans were $3.2 million, $6.1 million and $6.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Program A is accounted for as a plan that does not permit diversification.  As a result, the company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock.  The deferred compensation obligation is classified as an equity instrument.  Changes in the fair value of the company’s stock and the compensation obligation are not recognized.  The asset and obligation for Program A were both $1.0 million at December 31, 2015 and $1.4 million at December 31, 2014. These amounts are offset in the Consolidated Statements of Equity.
Program B is accounted for as a plan that permits diversification.  As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings.  The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation.  The assets, which are included in other non-current assets, and obligation, which are included in other non-current liabilities, were both $15.2 million at December 31, 2015 and $16.5 million at December 31, 2014.  There was no net impact on the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.
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
The components of period benefit costs for the years ended December 31, 2015, 2014 and 2013 are as follows:

	US Pension Plans			Non-US Pension Plans			Postretirement Health and Other
(in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost - benefits earned during the year	$—	$—	$—	$2.6	$2.4	$2.4	$0.4	$0.4	$0.6
Interest cost of projected benefit obligation	9.4	10.3	9.6	8.9	11.3	9.8	2.0	2.1	2.0
Expected return on assets	(9.0)	(9.5)	(10.2)	(7.4)	(9.4)	(7.4)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	—	(0.3)	(0.1)
Amortization of actuarial net loss (gain)	5.1	2.9	3.5	2.3	1.5	1.9	0.1	(0.1)	—
Curtailment gain recognized	—	—	—	—	—	—	—	—	(0.8)
Net periodic benefit cost	$5.5	$3.7	$2.9	$6.5	$5.9	$6.8	$2.5	$2.1	$1.7
Weighted average assumptions:
Discount rate	4.1%	4.9%	4.1%	3.3%	4.3%	4.0%	3.7%	4.5%	3.5%
Expected return on plan assets	5.8%	6.0%	5.8%	3.6%	4.5%	3.9%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.9%	4.3%	3.8%	1.5%	1.5%	3.0%

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

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2015 and 2014:

	US Pension Plans		Non-US Pension Plans		Postretirement Health and Other
(in millions)	2015	2014	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning of year	$235.9	$213.7	$279.5	$263.2	$57.0	$48.5
Service cost	—	—	2.6	2.4	0.4	0.4
Interest cost	9.4	10.3	8.9	11.3	2.0	2.1
Participant contributions	—	—	0.1	0.1	2.4	2.3
Medicare subsidies received	—	—	—	—	0.2	0.4
Plan settlements	—	1.7	—	—	—	—
Net transfer out	—	—	(0.3)	(0.3)	—	—
Actuarial (gain) loss	(15.2)	30.2	(9.7)	32.9	(2.0)	10.3
Currency translation adjustment	—	—	(15.4)	(17.4)	(0.2)	(0.1)
Benefits paid	(11.6)	(20.0)	(13.2)	(12.7)	(8.0)	(6.9)
Benefit obligation, end of year	$218.5	$235.9	$252.5	$279.5	$51.8	$57.0
Change in Plan Assets
Fair value of plan assets, beginning of year	$160.0	$162.6	$214.0	$211.1	$—	$—
Actual return on plan assets	(5.8)	16.1	1.5	22.4	—	—
Employer contributions	1.3	1.3	5.1	4.8	5.4	4.2
Participant contributions	—	—	0.1	0.1	2.4	2.3
Medicare subsidies received	—	—	—	—	0.2	0.4
Currency translation adjustment	—	—	(10.3)	(11.7)	—	—
Net transfer out	—	—	(0.3)	—	—	—
Benefits paid	(11.6)	(20.0)	(13.2)	(12.7)	(8.0)	(6.9)
Fair value of plan assets, end of year	143.9	160.0	196.9	214.0	—	—
Funded status	$(74.6)	$(75.9)	$(55.6)	$(65.5)	$(51.8)	$(57.0)
Amounts recognized in the Consolidated Balance sheet at December 31
Pension asset	$—	$—	$—	$—	$—	$—
Pension obligation	(74.6)	(75.9)	(55.6)	(65.5)	—	—
Postretirement health and other benefit obligations	—	—	—	—	(51.8)	(57.0)
Net amount recognized	$(74.6)	$(75.9)	$(55.6)	$(65.5)	$(51.8)	$(57.0)
Weighted-Average Assumptions
Discount rate	4.5%	4.1%	3.5%	3.3%	4.1%	3.7%
Expected return on plan assets	5.8%	6.0%	3.6%	4.5%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.9%	3.9%	1.5%	1.5%

Amounts recognized in accumulated other comprehensive income as of December 31, 2015 and 2014, consist of the following:

	Pensions		Postretirement Health and Other
(in millions)	2015	2014	2015	2014
Net actuarial gain (loss)	$(113.5)	$(128.5)	$(3.8)	$(5.8)
Prior service credit	(0.7)	(0.8)	—	—
Total amount recognized	$(114.2)	$(129.3)	$(3.8)	$(5.8)
The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $7.3 million for the pension plan and immaterial expense for the postretirement health and other plans.
For measurement purposes, a 6.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015.  The rate was assumed to decrease gradually to 4.5% for 2027 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The following table summarizes the sensitivity of our December 31, 2015 retirement obligations and 2015 retirement benefit costs of our plans to changes in the key assumptions used to determine those results (in millions):

Change in assumption:	Estimated increase (decrease) in 2016 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2015	Estimated increase (decrease) in 2016 Other Postretirement Benefit costs	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2015
0.50% increase in discount rate	$(1.7)	$(28.8)	$0.1	$(2.1)
0.50% decrease in discount rate	1.7	31.4	—	2.2
0.50% increase in long-term return on assets	(1.7)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	1.7	N/A	N/A	N/A
1% increase in medical trend rates	N/A	N/A	0.6	4.2
1% decrease in medical trend rates	N/A	N/A	(0.2)	(3.7)
It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.
The weighted-average asset allocations of the U.S. pension plans at December 31, 2015 and 2014, by asset category are as follows:

	2015	2014
Equity	24.5%	24.5%
Fixed income	74.8%	74.9%
Other	0.7%	0.6%
	100.0%	100.0%
The weighted-average asset allocations of the Non U.S. pension plans at December 31, 2015 and 2014, by asset category are as follows:

	2015	2014
Equity	16.2%	25.0%
Fixed income	29.2%	19.6%
Other	54.6%	55.4%
	100.0%	100.0%

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
The actual allocations for the pension assets at December 31, 2015, and target allocations by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity Securities	25%	0 - 25%	24.5%	16.2%
Debt Securities	75%	0 - 100%	74.8%	29.2%
Other	—%	0 - 100%	0.7%	54.6%
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
Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2015 and 2014.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2015
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$2.0	$—	$—	$2.0
Insurance group annuity contracts	—	—	106.5	106.5
Common/collective trust funds — Government debt	—	—	—	—
Common/collective trust funds — Corporate and other non-government debt	—	60.6	—	60.6
Common/collective trust funds — Government, corporate and other non-government debt	—	98.7	—	98.7
Common/collective trust funds — Corporate equity	—	67.1	—	67.1
Common/collective trust funds — Customized strategy	—	5.9	—	5.9
Total	$2.0	$232.3	$106.5	$340.8

	December 31, 2014
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$1.7	$—	$—	$1.7
Insurance group annuity contracts	—	—	117.7	117.7
Common/collective trust funds — Government debt	—	—	—	—
Common/collective trust funds — Corporate and other non-government debt	—	47.5	—	47.5
Common/collective trust funds — Government, corporate and other non-government debt	—	109.9	—	109.9
Common/collective trust funds — Corporate equity	—	92.9	—	92.9
Common/collective trust funds — Customized strategy	—	4.3	—	4.3
Total	$1.7	$254.6	$117.7	$374.0
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

A reconciliation of the fair values measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
(in millions)	2015	2014
Beginning Balance	$117.7	$118.3
Actual return on assets	1.0	12.7
Benefit payments	(6.7)	(7.1)
Foreign currency impact	(5.5)	(6.2)
Ending Balance	$106.5	$117.7
The expected 2016 contributions for the U.S. pension plans are as follows: the minimum contribution for 2016 is $1.3 million; and no planned discretionary or non-cash contributions.  The expected 2016 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2016 is $4.9 million; and no planned discretionary or non-cash contributions.  Expected company paid claims for the postretirement health and life insurance plans are $3.6 million for 2016.  Projected benefit payments from the plans as of December 31, 2015 are estimated as follows:

(in millions)	U.S Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other
2016	$12.8	$12.8	$4.4
2017	13.1	13.8	4.5
2018	13.4	14.1	4.8
2019	13.7	14.9	4.8
2020	14.0	15.9	4.6
2021 — 2025	69.7	88.5	19.8
The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2015 and 2014 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
(in millions)	2015	2014	2015	2014
Projected benefit obligation	$218.5	$235.9	$252.5	$274.8
Accumulated benefit obligation	218.5	235.9	244.9	269.9
Fair value of plan assets	143.9	160.0	196.9	210.1
The accumulated benefit obligation for all U.S. pension plans as of December 31, 2015 and 2014 was $218.5 million and $235.9 million, respectively.  The accumulated benefit obligation for all non-U.S. pension plans as of December 31, 2015 and 2014 was $244.9 million and $269.9 million, respectively.
The measurement date for all plans is December 31, 2015.
The company also maintains a target benefit plan for certain executive officers of the company.  Expenses related to the plan in the amount of $2.9 million, $2.4 million and $2.9 million were recorded in 2015, 2014, and 2013, respectively.  Amounts accrued as of December 31, 2015 and 2014 related to this plan were $26.9 million and $25.7 million, respectively.
The company, through its Lincoln Foodservice operation, participated in a multiemployer defined benefit pension plan under a collective bargaining agreement that covered certain of its union-represented employees. In 2013, with the finalization of the reorganization and plant restructuring that affected the Lincoln Foodservice operation, the company was deemed to have effectively withdrawn its participation in the multiemployer defined benefit pension plan in 2013.  This withdrawal obligation was previously recognized in our financial statements as part of the restructuring activities that were undertaken in connection with the 2008 acquisition of Enodis.  The present value of the obligation is part of the restructuring accrual in our balance sheet.  The withdrawal obligation ($13.2 million as of December 31, 2015) is payable in 48 quarterly installments of $0.5 million through April 2025.

The contributions by the company to the multiemployer plan for the years ended December 31, 2015, 2014 and 2013 are as follows:

(in millions)			Contributions by Manitowoc
Pension Fund	EIN / Pension Plan Number		2015	2014	2013
Sheet Metal Workers’ National Pension Fund	52-6112463 / 001		$—	$—	$0.3
		Total Contributions	$—	$—	$0.3
23. Leases
The company leases various property, plant and equipment.  Terms of the leases vary, but generally require the company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $27.9 million, $34.8 million and $34.3 million in 2015, 2014 and 2013, respectively.
Future minimum rental obligations under non-cancelable operating leases, as of December 31, 2015, are payable as follows:

(in millions)
2016	$38.0
2017	26.6
2018	21.2
2019	17.6
2020	15.0
Thereafter	23.7
Total	$142.1
24. Business Segments
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, stock-based compensation expense, amortization expense of intangible assets with definite lives, goodwill impairment, intangible asset impairment, asset impairment expense, restructuring expense, and other non-operating expenses.  The company evaluates segment performance based upon profit and loss before the aforementioned expenses.  Financial information relating to the company’s reportable segments for the years ended December 31, 2015, 2014 and 2013 is as follows:

(in millions)	2015	2014	2013
Net sales from continuing operations:
Crane	$1,865.7	$2,305.2	$2,506.3
Foodservice	1,570.1	1,581.3	1,541.8
Total	$3,435.8	$3,886.5	$4,048.1
Operating earnings (loss) from continuing operations:
Crane	$64.3	$163.9	$218.8
Foodservice	239.7	234.0	250.3
Corporate	(58.4)	(53.4)	(64.9)
Asset impairment expense	(24.4)	(1.1)	—
Amortization expense	(34.4)	(35.1)	(35.3)
Restructuring expense	(14.0)	(9.0)	(4.8)
Separation expense	(39.4)	—	—
Other (expense) income	(0.9)	(0.5)	0.3
Operating earnings from continuing operations	$132.5	$298.8	$364.4
Other income (expense):
Interest expense	$(97.0)	$(94.0)	$(128.4)
Amortization of deferred financing fees	(4.2)	(4.4)	(7.0)
Loss on debt extinguishment	(0.2)	(25.5)	(3.0)
Other income (expense) - net	25.5	(5.5)	(0.8)
Earnings from continuing operations before taxes on earnings	$56.6	$169.4	$225.2

Capital expenditures:
Crane	$54.1	$57.3	$69.3
Foodservice	13.2	25.3	33.6
Corporate	0.8	2.2	7.8
Total	$68.1	$84.8	$110.7
Total depreciation:
Crane	$49.4	$45.7	$46.9
Foodservice	19.6	21.2	20.1
Corporate	0.9	1.5	1.5
Total	$69.9	$68.4	$68.5
Total assets:
Crane	$1,606.3	$1,742.3	$1,900.4
Foodservice	1,792.7	1,902.0	1,904.3
Corporate	49.9	172.3	171.9
Total	$3,448.9	$3,816.6	$3,976.6

Net sales are attributed to geographic regions based on location of customer. Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are as follows:

	Net Sales			Long-Lived Assets
(in millions)	2015	2014	2013	2015	2014
United States	$1,851.2	$1,977.4	$1,978.0	$1,768.0	$1,880.8
Other North America	179.1	238.3	292.1	12.4	12.4
Europe	626.5	821.2	937.6	423.6	478.9
Asia	324.5	377.6	364.5	172.9	189.7
Middle East	221.1	223.2	174.2	1.5	1.5
Central and South America	75.9	106.9	166.9	11.8	30.0
Africa	82.4	56.7	30.0	—	—
South Pacific and Caribbean	8.6	13.3	12.6	3.8	4.0
Australia	66.5	71.9	92.2	2.9	3.0
Total	$3,435.8	$3,886.5	$4,048.1	$2,396.9	$2,600.3
Net sales from continuing operations and long-lived asset information for Europe primarily relate to France, Germany and the United Kingdom.
25. Subsidiary Guarantors of Senior Notes due 2020 and Senior Notes due 2022
The following tables present condensed consolidating financial information for (a) The Manitowoc Company, Inc. (Parent); (b) the guarantors of the Senior Notes due 2020 and the Senior Notes due 2022 which include substantially all of the domestic, 100% owned subsidiaries of the company (Subsidiary Guarantors); and (c) the wholly and partially owned foreign subsidiaries of the Parent, which do not guarantee the Senior Notes due 2020 and the Senior Notes due 2022 (Non-Guarantor Subsidiaries).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,231.6	$1,798.0	$(593.8)	$3,435.8
Costs and expenses:
Cost of sales	—	1,785.7	1,410.7	(593.8)	2,602.6
Engineering, selling and administrative expenses	53.8	281.0	252.8	—	587.6
Separation expense	34.7	4.4	0.3	—	39.4
Amortization expense	—	29.6	4.8	—	34.4
Asset impairment expense	—	10.9	13.5	—	24.4
Restructuring expense	3.7	3.1	7.2	—	14.0
Other expense	—	0.9	—	—	0.9
Equity in loss (earnings) of subsidiaries	160.6	(23.6)		(137.0)	—
Total costs and expenses	252.8	2,092.0	1,689.3	(730.8)	3,303.3
Operating (loss) earnings from continuing operations	(252.8)	139.6	108.7	137.0	132.5
Other (expense) income :
Interest expense	(89.5)	(2.5)	(5.0)	—	(97.0)
Amortization of deferred financing fees	(4.2)	—	—	—	(4.2)
Loss on debt extinguishment	(0.2)	—	—	—	(0.2)
Management fee income (expense)	64.7	(70.2)	5.5		—
Other income (expense) - net (1)	304.8	(82.7)	12.4	(209.0)	25.5
Total other income (expense)	275.6	(155.4)	12.9	(209.0)	(75.9)
Earnings (loss) from continuing operations before taxes on earnings	22.8	(15.8)	121.6	(72.0)	56.6
(Benefit) provision for taxes on earnings	(40.7)	(34.9)	68.9	—	(6.7)
Earnings (loss) from continuing operations	63.5	19.1	52.7	(72.0)	63.3
Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	0.2	—	—	0.2
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	—
Net earnings (loss)	63.5	19.3	52.7	(72.0)	63.5
Less: Net earnings attributable to noncontrolling interest	—	—	—	—	—
Net earnings (loss) attributable to Manitowoc	$63.5	$19.3	$52.7	$(72.0)	$63.5

Comprehensive (loss) income attributable to Manitowoc	$(13.8)	$6.7	$48.4	$(55.1)	$(13.8)

(1) Parent Other Income includes of $209.0 million of inter-company dividend income

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,424.5	$2,076.1	$(614.1)	$3,886.5
Costs and expenses:
Cost of sales	—	1,895.5	1,624.6	(614.1)	2,906.0
Engineering, selling and administrative expenses	49.8	281.8	304.4	—	636.0
Asset impairment expense	—	1.1	—	—	1.1
Amortization expense	—	29.6	5.5	—	35.1
Restructuring expense	—	3.0	6.0	—	9.0
Other expense (income)	—	0.3	0.2	—	0.5
Equity in (earnings) loss of subsidiaries	(165.6)	(73.5)	—	239.1	—
Total costs and expenses	(115.8)	2,137.8	1,940.7	(375.0)	3,587.7
Operating earnings (loss) from continuing operations	115.8	286.7	135.4	(239.1)	298.8
Other (expense) income:
Interest expense	(83.8)	(1.9)	(8.3)	—	(94.0)
Amortization of deferred financing fees	(4.4)	—	—	—	(4.4)
Loss on debt extinguishment	(25.5)	—	—	—	(25.5)
Management fee income (expense)	62.4	(72.6)	10.2	—	—
Other income (expense) - net	16.5	59.2	(0.5)	(80.7)	(5.5)
Total other (expense) income	(34.8)	(15.3)	1.4	(80.7)	(129.4)
Earnings (loss) from continuing operations before taxes on earnings	81.0	271.4	136.8	(319.8)	169.4
(Benefit) provision for taxes on earnings	(63.5)	45.3	26.8	—	8.6
Earnings (loss) from continuing operations	144.5	226.1	110.0	(319.8)	160.8
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.5)	(0.9)	—	(1.4)
Loss on sale of discontinued operations, net of income taxes	—	—	(11.0)	—	(11.0)
Net earnings (loss)	144.5	225.6	98.1	(319.8)	148.4
Less: Net earnings attributable to noncontrolling interest	—	—	3.9	—	3.9
Net earnings (loss) attributable to Manitowoc	$144.5	$225.6	$94.2	$(319.8)	$144.5

Comprehensive income (loss) attributable to Manitowoc	$20.9	$217.8	$86.0	$(303.8)	$20.9

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,631.3	$2,097.1	$(680.3)	$4,048.1
Costs and expenses:
Cost of sales	—	2,038.1	1,668.5	(680.3)	3,026.3
Engineering, selling and administrative expenses	61.4	259.5	296.7	—	617.6
Amortization expense	—	29.6	5.7	—	35.3
Restructuring expense	—	0.7	4.1	—	4.8
Other expense	—	0.5	(0.8)	—	(0.3)
Equity in (earnings) loss of subsidiaries	(199.6)	(32.5)	—	232.1	—
Total costs and expenses	(138.2)	2,295.9	1,974.2	(448.2)	3,683.7
Operating earnings (loss) from continuing operations	138.2	335.4	122.9	(232.1)	364.4
Other (expense) income:
Interest expense	(118.8)	(1.0)	(8.6)	—	(128.4)
Amortization of deferred financing fees	(7.0)	—	—	—	(7.0)
Loss on debt extinguishment	(3.0)	—	—	—	(3.0)
Management fee income (expense)	59.6	(77.1)	17.5	—	—
Other income (expense) - net	(3.6)	(32.6)	35.4	—	(0.8)
Total other (expense) income	(72.8)	(110.7)	44.3	—	(139.2)
Earnings (loss) from continuing operations before taxes on earnings	65.4	224.7	167.2	(232.1)	225.2
(Benefit) provision for taxes on earnings	(76.4)	69.3	43.2	—	36.1
Earnings (loss) from continuing operations	141.8	155.4	124.0	(232.1)	189.1
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(2.3)	(16.5)	—	(18.8)
Loss on sale of discontinued operations, net of income taxes	—	—	(2.7)	—	(2.7)
Net earnings (loss)	141.8	153.1	104.8	(232.1)	167.6
Less: Net loss attributable to noncontrolling interest	—	—	25.8	—	25.8
Net earnings (loss) attributable to Manitowoc	$141.8	$153.1	$79.0	$(232.1)	$141.8

Comprehensive income (loss) attributable to Manitowoc	$164.3	$154.1	$62.9	$(217.0)	$164.3

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.4	$5.0	$57.0	$—	$63.4
Restricted cash	—	—	17.5	—	17.5
Accounts receivable — net	2.2	—	243.0	(25.7)	219.5
Intercompany short term note receivable	—	—	39.0	(39.0)	—
Intercompany interest receivable	37.6	—	—	(37.6)	—
Inventories — net	—	318.5	280.0	—	598.5
Deferred income taxes	—	—	—	—	—
Other current assets	2.3	3.9	108.5	—	114.7
Current assets of discontinued operation	—	—	—	—	—
Total current assets	43.5	327.4	745.0	(102.3)	1,013.6
Property, plant and equipment — net	7.5	304.9	214.6	—	527.0
Goodwill	—	932.5	219.8	—	1,152.3
Other intangible assets — net	—	500.2	138.6	—	638.8
Intercompany long-term notes receivable	897.0	255.9	33.8	(1,186.7)	—
Intercompany accounts receivable	—	1,236.6	680.8	(1,917.4)	—
Other non-current assets	34.4	3.4	70.2	—	108.0
Long-term assets held for sale	—	3.7	5.5	—	9.2
Investment in affiliates	3,785.1	2,232.4	—	(6,017.5)	—
Total assets	$4,767.5	$5,797.0	$2,108.3	$(9,223.9)	$3,448.9
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$65.9	$391.3	$276.4	$(25.7)	$707.9
Short-term borrowings and current portion of long-term debt	71.8	2.3	32.5	(39.0)	67.6
Intercompany short term note payable	—	—	—	—	—
Intercompany interest payable	—	—	37.6	(37.6)	—
Product warranties	—	40.7	29.6	—	70.3
Customer advances	—	4.0	9.3	—	13.3
Product liabilities	—	22.8	1.7	—	24.5
Current liabilities of discontinued operation	—	—	—	—	—
Total current liabilities	137.7	461.1	387.1	(102.3)	883.6
Non-Current Liabilities:
Long-term debt, less current portion	1,311.8	21.8	12.4	—	1,346.0
Deferred income taxes	89.4	—	—	—	89.4
Pension obligations	118.6	6.6	3.5	—	128.7
Postretirement health and other benefit obligations	44.0	2.2	1.2	—	47.4
Long-term deferred revenue	—	10.1	23.8	—	33.9
Intercompany long-term note payable	251.6	251.6	683.5	(1,186.7)	—
Intercompany accounts payable	1,917.4	—	—	(1,917.4)	—
Other non-current liabilities	77.6	11.3	11.5	—	100.4
Long-term liabilities of discontinued operation	—	—	—	—	—
Total non-current liabilities	3,810.4	303.6	735.9	(3,104.1)	1,745.8
Equity
Manitowoc stockholders’ equity	819.4	5,032.3	985.3	(6,017.5)	819.5
Noncontrolling interest	—	—	—	—	—
Total equity	819.4	5,032.3	985.3	(6,017.5)	819.5
Total liabilities and equity	$4,767.5	$5,797.0	$2,108.3	$(9,223.9)	$3,448.9

The Manitowoc Company, Inc.
Condensed Consolidating Balance Sheet
as of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1.6	$3.3	$63.1	$—	$68.0
Restricted cash	2.8	—	20.9	—	23.7
Accounts receivable — net	0.1	—	233.6	(6.3)	227.4
Intercompany short term note receivable	—	—	201.7	(201.7)	—
Intercompany interest receivable	41.5	3.2	—	(44.7)	—
Inventories — net	—	306.3	338.2	—	644.5
Deferred income taxes	67.1	—	4.2	—	71.3
Other current assets	3.6	1.6	139.4	—	144.6
Current assets held for sale	—	5.1	1.5	—	6.6
Current assets of discontinued operations	—	—	—	—	—
Total current assets	116.7	319.5	1,002.6	(252.7)	1,186.1
Property, plant and equipment — net	7.7	325.8	257.5	—	591.0
Goodwill	—	960.5	237.6	—	1,198.1
Other intangible assets — net	—	561.6	153.1	—	714.7
Intercompany long-term notes receivable	892.5	195.3	851.3	(1,939.1)	—
Intercompany accounts receivable	—	1,619.7	796.8	(2,416.5)	—
Other non-current assets	66.7	3.1	56.4	—	126.2
Other non-current assets held for sale	—	—	0.5	—	0.5
Long-term assets of discontinued operations	—	—	—	—	—
Investment in affiliates	4,423.6	3,629.4	—	(8,053.0)	—
Total assets	$5,507.2	$7,614.9	$3,355.8	$(12,661.3)	$3,816.6
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$27.1	$420.8	$365.8	$(6.3)	$807.4
Short-term borrowings and current portion of long-term debt	24.1	2.8	53.4	—	80.3
Intercompany short-term note payable	201.7	—	—	(201.7)	—
Intercompany interest payable	3.2	—	41.5	(44.7)	—
Product warranties	—	45.2	32.5	—	77.7
Customer advances	—	7.3	14.0	—	21.3
Product liabilities	—	22.1	2.5	—	24.6
Current liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	256.1	498.2	509.7	(252.7)	1,011.3
Non-Current Liabilities:
Long-term debt, less current portion	1,393.0	25.3	24.9	—	1,443.2
Deferred income taxes	165.2	—	21.0	—	186.2
Pension obligations	129.1	7.9	4.0	—	141.0
Postretirement health and other benefit obligations	49.5	2.1	1.5	—	53.1
Long-term deferred revenue	—	10.7	27.2	—	37.9
Intercompany long-term note payable	191.0	813.5	934.6	(1,939.1)	—
Intercompany accounts payable	2,416.5	—	—	(2,416.5)	—
Other non-current liabilities	82.7	11.5	25.6	—	119.8
Long-term liabilities of discontinued operations	—	—	—	—	—
Total non-current liabilities	4,427.0	871.0	1,038.8	(4,355.6)	1,981.2
Equity
Manitowoc stockholders’ equity	824.1	6,245.7	1,807.3	(8,053.0)	824.1
Noncontrolling interest	—	—	—	—	—
Total equity	824.1	6,245.7	1,807.3	(8,053.0)	824.1
Total liabilities and equity	$5,507.2	$7,614.9	$3,355.8	$(12,661.3)	$3,816.6

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2015
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used for) by operating activities of continuing operations	$217.1	$(11.1)	$99.3	$(207.5)	$97.8
Cash provided by operating activities of discontinued operations	—	0.2	—	—	0.2
Net cash provided by (used for) operating activities	$217.1	$(10.9)	$99.3	$(207.5)	$98.0
Cash Flows from Investing:
Capital expenditures	$(1.0)	$(31.2)	$(35.9)	$—	$(68.1)
Proceeds from sale of property, plant and equipment	—	—	7.3	—	7.3
Restricted cash	2.8	—	2.0	—	4.8
Business acquisitions, net of cash acquired	—	—	(5.3)	—	(5.3)
Proceeds from sale of business	78.2	—	—	—	78.2
Intercompany investments	(118.0)	730.3	288.8	(901.1)	—
Net cash provided by (used for) investing activities of continuing operations	$(38.0)	$699.1	$256.9	$(901.1)	$16.9
Net cash used for investing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used for) investing activities	$(38.0)	$699.1	$256.9	$(901.1)	$16.9
Cash Flows from Financing:
Payments on long-term debt	$(74.2)	$(2.7)	$(29.2)	$—	$(106.1)
Proceeds from long-term debt	—	—	5.6	—	5.6
Payments on notes financing—net	—	—	(9.4)	—	(9.4)
Dividends paid	(10.9)	(137.4)	(71.6)	209.0	(10.9)
Exercises of stock options including windfall tax benefits	7.9	—	—	—	7.9
Intercompany financing	(102.1)	(546.4)	(251.1)	899.6	—
Net cash (used for) provided by financing activities of continuing operations	$(179.3)	$(686.5)	$(355.7)	$1,108.6	$(112.9)
Net cash used for financing activities of discontinued operations	$—	$—	$—	$—	$—
Net cash (used for) provided by financing activities	$(179.3)	$(686.5)	$(355.7)	$1,108.6	$(112.9)
Effect of exchange rate changes on cash	—	—	(6.6)	—	(6.6)
Net (decrease) increase in cash and cash equivalents	(0.2)	1.7	(6.1)	—	(4.6)
Balance at beginning of period	1.6	3.3	63.1	—	68.0
Balance at end of period	$1.4	$5.0	$57.0	$—	$63.4

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2014
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities of continuing operations	$(124.3)	$243.4	$67.0	$(80.7)	$105.4
Cash used for operating activities of discontinued operations	—	(0.4)	(6.7)	—	(7.1)
Net cash (used for) provided by operating activities	$(124.3)	$243.0	$60.3	$(80.7)	$98.3
Cash Flows from Investing:
Capital expenditures	$(2.2)	$(51.3)	$(31.3)	$—	$(84.8)
Proceeds from sale of property, plant and equipment	—	0.1	12.7	—	12.8
Restricted cash	—	—	(11.6)	—	(11.6)
Intercompany investments	77.4	(213.9)	118.8	17.7	—
Net cash provided by (used for) investing activities of continuing operations	75.2	(265.1)	88.6	17.7	(83.6)
Net cash used for investing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used for) investing activities	$75.2	$(265.1)	$88.6	$17.7	$(83.6)
Cash Flows from Financing:
Payments on long-term debt	$(607.7)	$(1.7)	$(29.3)	$—	$(638.7)
Proceeds from long-term debt	550.0	26.8	63.5	—	640.3
Proceeds from notes financing—net	—	—	(0.3)	—	(0.3)
Debt issue costs	(5.2)	—	—	—	(5.2)
Dividends paid	(10.8)	—	(80.7)	80.7	(10.8)
Exercises of stock options including windfall tax benefits	25.9	—	—	—	25.9
Intercompany financing	97.3	(3.0)	(76.6)	(17.7)	—
Net cash provided by (used for) financing activities for continuing operations	$49.5	$22.1	$(123.4)	$63.0	$11.2
Net cash used for financing activities of discontinued operations	—	—	(7.2)	—	(7.2)
Net cash provided by (used for) financing activities	49.5	22.1	(130.6)	63.0	4.0
Effect of exchange rate changes on cash	—	—	(5.6)	—	(5.6)
Net decrease in cash and cash equivalents	0.4	—	12.7	—	13.1
Balance at beginning of period	1.2	3.3	50.4	—	54.9
Balance at end of period	$1.6	$3.3	$63.1	$—	$68.0

The Manitowoc Company, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2013
(In millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used for) provided by operating activities of continuing operations	$(51.6)	$224.9	$160.8	$—	$334.1
Cash used for operating activities of discontinued operations	—	(2.3)	(8.7)	—	(11.0)
Net cash (used for) provided by operating activities	$(51.6)	$222.6	$152.1	$—	$323.1
Cash Flows from Investing:
Capital expenditures	$(0.8)	$(57.4)	$(52.5)	$—	$(110.7)
Proceeds from sale of property, plant and equipment	—	2.0	2.1	—	4.1
Restricted cash	2.6	—	(4.6)	—	(2.0)
Business acquisitions, net of cash acquired	—	—	(12.2)	—	(12.2)
Intercompany investments	197.1	(167.2)	(169.3)	139.4	—
Net cash provided by (used for) investing activities of continuing operations	198.9	(222.6)	(197.3)	139.4	(81.6)
Net cash used for investing activities of discontinued operations	—	—	(0.6)	—	(0.6)
Net cash provided by (used for) investing activities	$198.9	$(222.6)	$(197.9)	$139.4	$(82.2)
Cash Flows from Financing:
Payments on long-term debt	$(220.6)	$(0.7)	$(45.2)	$—	$(266.5)
Proceeds from long-term debt	—	—	43.0	—	43.0
(Payments on) proceeds from revolving credit facility—net	(34.5)	—	0.1	—	(34.4)
Proceeds from notes financing—net	—	—	6.6	—	6.6
Debt issue costs	(1.1)	—	—	—	(1.1)
Dividends paid	(10.7)	—	—	—	(10.7)
Exercises of stock options including windfall tax benefits	6.7	—	—	—	6.7
Intercompany financing	102.1	—	37.3	(139.4)	—
Net cash (used for) provided by financing activities	$(158.1)	$(0.7)	$41.8	$(139.4)	$(256.4)
Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)
Net decrease in cash and cash equivalents	(10.8)	(0.7)	(6.8)	—	(18.3)
Balance at beginning of period	12.0	4.0	57.2	—	73.2
Balance at end of period	$1.2	$3.3	$50.4	$—	$54.9

26. Quarterly Financial Data (Unaudited)
The following table presents quarterly financial data for 2015 and 2014:

	2015				2014
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$752.1	$885.4	$863.5	$934.8	$850.0	$1,012.8	$986.3	$1,037.4
Gross profit	182.5	222.5	205.7	222.5	227.1	272.3	245.2	241.5
Earnings from continuing operations before taxes on earnings	(9.5)	37.9	15.8	12.4	8.6	66.1	56.3	38.4
Discontinued operations:
(Loss) earnings from discontinued operations, net of income taxes	(0.1)	0.1	0.1	0.1	(1.0)	(0.3)	(0.2)	0.1
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	(9.9)	—	(1.1)	—
Net (loss) earnings	(8.4)	23.3	4.8	43.8	(4.9)	46.6	73.1	33.6
Less: Earnings (loss) attributable to noncontrolling interest, net of tax	—	—	—	—	3.9	—	—	—
Net (loss) earnings attributable to Manitowoc	$(8.4)	$23.3	$4.8	$43.8	$(8.8)	$46.6	$73.1	$33.6
Basic earnings per share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$(0.06)	$0.17	$0.03	$0.32	$0.01	$0.35	$0.55	$0.25
Discontinued operations:
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—	—	—	—	—	—	—
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	(0.07)	—	(0.01)	—
(Loss) earnings per share attributable to Manitowoc common shareholders	$(0.06)	$0.17	$0.04	$0.32	$(0.07)	$0.35	$0.54	$0.25
Diluted earnings per share:
Earnings from continuing operations attributable to Manitowoc common shareholders	$(0.06)	$0.17	$0.03	$0.32	$0.01	$0.34	$0.54	$0.24
Discontinued operations:
Loss from discontinued operations attributable to Manitowoc common shareholders	—	—	—	—	—	—	—	—
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	(0.07)	—	(0.01)	—
(Loss) earnings per share attributable to Manitowoc common shareholders	$(0.06)	$0.17	$0.03	$0.32	$(0.06)	$0.34	$0.53	$0.25
Dividends per common share	$—	$—	$—	$0.08	$—	$—	$—	$0.08

27. Subsequent Events
In connection with the previously announced spin-off (the “Spin-Off”) of Manitowoc Foodservice, Inc. (“MFS”) from Manitowoc the company entered into the following material agreements related to the debt financing for MFS and Manitowoc.
Foodservice Escrow Agreement
On February 5, 2016, in connection with the Spin-Off of MFS from Manitowoc, MFS entered into an escrow agreement (the “Escrow Agreement”) among MFS, its subsidiary Enodis Holdings Limited, a corporation organized under the laws of the United Kingdom (the “UK Borrower”), the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as escrow agent, pursuant to which the parties thereto have delivered in escrow executed signature pages to a credit agreement (the “Credit Agreement”) for a new senior secured revolving credit facility in an aggregate principal amount of $225 million (the “Revolving Facility”) and a senior secured term loan B facility in an aggregate principal amount of $975 million (the “Term Loan Facility,” and together with the Revolving Facility, the “Credit Facilities”) with JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility will include (i) a $20 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40 million sublimit for swingline loans on customary terms. Pursuant to the Escrow Agreement, the executed signature pages will be released from escrow only upon written notice from MFS and the UK Borrower to JPMorgan Chase Bank, N.A., in its capacity as escrow agent under the Escrow Agreement. The escrowed Credit Agreement will become effective upon delivery of such notice. MFS expects to enter into security and other agreements relating to the Credit Agreement governing the Revolving Facility and the Term Loan Facility.
The Term Loan Facility proceeds will be used in part to repay existing debt, and for the payment of a cash dividend to Manitowoc in an amount sufficient to repay certain of Manitowoc existing debt and credit facilities (the “Foodservice Dividend”) in connection with the contribution of certain assets to MFS immediately prior to the completion of the Spin-Off. Any proceeds remaining after the payment of the Foodservice Dividend will be used by MFS for general corporate purposes.
Borrowings under the Credit Facilities are expected to bear interest at a rate per annum equal to, at the option of MFS, (i) LIBOR plus the applicable margin of approximately 4.75% for term loans subject to a 1.00% LIBOR floor and 1.50% to 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

Foodservice Notes Purchase Agreement
On February 18, 2016, in connection with the previously announced Spin-Off, MFS’s wholly owned subsidiary, MTW Foodservice Escrow Corp. (the “Foodservice Escrow Issuer”), entered into an indenture (the “Foodservice Indenture”) with Wells Fargo Bank, National Association, as trustee (in such capacity, the “Foodservice Trustee”). Pursuant to the Foodservice Indenture, on the same date, the Foodservice Escrow Issuer issued $425 million in aggregate principal amount of the Foodservice Escrow Issuer’s 9.500% senior notes due 2024 (the “Foodservice Notes”). The Foodservice Notes bear interest at a rate of 9.500% per year, payable in cash semi-annually on February 15 and August 15 of each year, commencing on August 15, 2016. The Foodservice Notes will mature on February 15, 2024, unless earlier repurchased or redeemed. The Foodservice Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and will be resold by the initial purchasers (the “Foodservice Purchasers”) to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act.
Following the issuance of the Foodservice Notes, the Foodservice Escrow Issuer and MFS deposited the proceeds from the Foodservice Notes, together with an amount sufficient to fund a special mandatory redemption, as described below, into a segregated escrow account (the “Foodservice Escrow Account”). The funds will be released from escrow (the “Foodservice Escrow Release”) upon the delivery of an officers’ certificate to the escrow agent certifying, among other things, that substantially concurrently with the Foodservice Escrow Release, the following conditions will be satisfied:

•	the Spin-Off will be consummated within five business days and no later than July 1, 2016;

•
MFS will use the escrowed funds to (i) pay a cash dividend to Manitowoc in an amount sufficient, together with Manitowoc’s other cash on hand, to repay certain of Manitowoc’s existing debt and credit facilities (the “Foodservice Dividend”) and (ii) pay certain fees and expenses, and Manitowoc will use the proceeds from the Foodservice Dividend accordingly;

•
substantially concurrently with the Foodservice Escrow Release, the lenders under MFS’s new senior secured term loan B facility (the “Term Loan Facility”) will fund the term loan thereunder in an aggregate principal amount of at least $975 million, less any applicable discounts, fees and expenses;

•	immediately prior to the Foodservice Escrow Release, the Foodservice Escrow Issuer will be merged with and into MFS (the “Foodservice Escrow Merger”);

•
immediately prior to the Foodservice Escrow Release, MFS and each of its domestic restricted subsidiaries that is a borrower or a guarantor under the Term Loan Facility and MFS’s new senior secured revolving credit facility (the “Foodservice Guarantors”) will have executed a supplemental indenture pursuant to which MFS will assume the Foodservice Escrow Issuer’s obligations under the Foodservice Notes and the Foodservice Indenture and the Foodservice Guarantors will guarantee the Foodservice Notes as of the date of the Foodservice Escrow Release;

•	immediately prior to the Foodservice Escrow Release, MFS and the Foodservice Guarantors will execute a joinder to a related registration rights agreement;

•
MFS, the Foodservice Escrow Issuer and the Foodservice Guarantors will deliver certain opinions of counsel to the Foodservice Trustee and the Foodservice Purchasers, as required under the Foodservice Indenture and the purchase agreement related to the Foodservice Notes; and

•	no event of default under the Foodservice Indenture shall have occurred and be continuing (or would result therefrom).
If (x) by July 1, 2016, the escrow agent and the Foodservice Trustee have not received the officers’ certificate regarding the conditions for the Foodservice Escrow Release described above or (y) at any time prior to the Foodservice Escrow Release, (i) the Foodservice Escrow Issuer notifies the Foodservice Trustee in writing that the board of directors of Manitowoc has determined, in its sole and absolute discretion, that the Spin-Off is not in the best interests of Manitowoc or its shareholders or is otherwise not advisable and that Manitowoc will not pursue the completion of the Spin-Off, (ii) Manitowoc, in its sole discretion, publicly announces that it will not pursue the completion of the Spin-Off or (iii) the Foodservice Escrow Issuer notifies the Foodservice Trustee in writing that the conditions for the Foodservice Escrow Release cannot be satisfied on or prior to July 1, 2016, the Foodservice Escrow Issuer will be required to notify noteholders and redeem the Foodservice Notes within five business days thereafter at a special mandatory redemption price equal to 100% of the principal amount of the Foodservice Notes, together with the interest accrued on the Foodservice Notes from the issue date to but excluding the date of redemption.
From and after the Foodservice Escrow Release, the Foodservice Notes will be fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by the Foodservice Guarantors. Prior to the Foodservice Escrow Release, the Foodservice Notes will be secured by a first-priority lien on and security interest in the Foodservice Escrow Account and the escrowed funds therein. From and after the Foodservice Escrow Release, the Foodservice Notes and the subsidiary guarantees will be senior unsecured obligations.
The Foodservice Escrow Issuer or, after the Foodservice Escrow Merger, MFS may redeem some or all of the Foodservice Notes from time to time at a redemption price equal to the principal amount of the notes to be redeemed plus certain premiums as set forth in the Foodservice Indenture. The Foodservice Escrow Issuer or, after the Foodservice Escrow Merger, MFS must generally offer to repurchase all of the outstanding Foodservice Notes upon the occurrence of certain specific change of control events at a purchase price equal to 101% of the principal amount of Foodservice Notes purchased plus accrued and unpaid interest to the date of purchase.
The Foodservice Indenture provides for customary events of default, including with respect to the escrow arrangements. Generally, if an event of default occurs (subject to certain exceptions), the Foodservice Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Foodservice Notes may declare all the Foodservice Notes to be due and payable immediately.
Among other things, the Foodservice Indenture also limits the ability of MFS and its subsidiaries to engage in certain activities, including: incurring additional indebtedness or issuing certain preferred stock; paying dividends or making certain other restricted payments; incurring liens; entering into certain types of transactions with affiliates; and consolidating or merging with or into other companies or undergoing certain other fundamental changes (excluding the Foodservice Escrow Merger and the Spin-Off). If, in the future, the Foodservice Notes have investment grade credit ratings and no default or event of default exists under the Foodservice Indenture, certain of these covenants will no longer apply to the Foodservice Notes for so long as the Foodservice Notes are rated investment grade. These and other covenants contained in the Indenture are subject to important exceptions and qualifications.
Cranes Indenture
On February 18, 2016, also in connection with the Spin-Off, Manitowoc’s wholly owned subsidiary, MTW Cranes Escrow Corp. (the “Cranes Escrow Issuer”), entered into an indenture (the “Cranes Indenture”) with Wells Fargo Bank, National Association, as trustee (in such capacity, the “Cranes Trustee”) and as collateral agent. Pursuant to the Cranes Indenture, on the same date, the Cranes Escrow Issuer issued $260 million in aggregate principal amount of its 12.75% in aggregate principal amount of its 12.75% per year, payable in cash semi-annually on February 15 and August 15 of each year, commencing on August 15, 2016. The Cranes Notes will mature on August 15, 2021, unless earlier repurchased or redeemed. The Cranes

Notes have not been registered under the Securities Act, and will be resold by the initial purchasers (the “Cranes Purchasers”) to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act.
Following the issuance of the Cranes Notes, the Cranes Escrow Issuer and Manitowoc deposited the net proceeds from the Cranes Notes, together with an amount sufficient to fund a special mandatory redemption, as described below, into a segregated escrow account (the “Cranes Escrow Account”). The funds will be released from escrow (the “Cranes Escrow Release”) upon the delivery of an officer’s certificate to the escrow agent certifying, among other things, that substantially concurrently with the Cranes Escrow Release the following conditions will be satisfied:

•	the Spin-Off will be consummated within five business days and no later than July 1, 2016;

•
    Manitowoc will use the escrowed funds, together with the proceeds of the Foodservice Dividend and other borrowings, to (i) repay all of Manitowoc’s outstanding $600 million aggregate principal amount of 8.50% senior notes due 2020 and all of Manitowoc’s $300 million aggregate principal amount of 5.875% senior notes due 2022; (ii) repay all amounts outstanding under, and to terminate, Manitowoc’s existing revolving credit facility and term loan facilities; (iii) repay certain other debt of Manitowoc’s subsidiaries; and (iv) pay certain fees and expenses;

•	immediately prior to the Cranes Escrow Release, the Cranes Escrow Issuer will be merged with and into Manitowoc (the “Cranes Escrow Merger”);

•
immediately prior to the Cranes Escrow Release, Manitowoc and each of Manitowoc’s domestic restricted subsidiaries that is a borrower or a guarantor under an asset-based revolving credit facility that Manitowoc expects to enter into on or about the date of the Cranes Escrow Release (the “Cranes Guarantors”) will have executed a supplemental indenture, pursuant to which Manitowoc will assume the Cranes Escrow Issuer’s obligations under the Cranes Notes and the Cranes Indenture and the Cranes Guarantors will guarantee the Cranes Notes as of the date of the Cranes Escrow Release;

•
Manitowoc, the Cranes Escrow Issuer and the Cranes Guarantors will deliver certain opinions of counsel to the Cranes Trustee and the Cranes Purchasers, as required under the Cranes Indenture and the purchase agreement related to the Cranes Notes; and

•	no event of default under the Cranes Indenture shall have occurred and be continuing (or would result therefrom).
If (x) by July 1, 2016, the escrow agent and the Cranes Trustee have not received the officers’ certificate regarding the conditions for the Cranes Escrow Release described above or (y) at any time prior to the Cranes Escrow Release, (i) the Cranes Escrow Issuer notifies the Cranes Trustee in writing that the board of directors of Manitowoc has determined, in its sole and absolute discretion, that the Spin-Off is not in the best interests of Manitowoc or its shareholders or is otherwise not advisable and that Manitowoc will not pursue the completion of the Spin-Off, (ii) Manitowoc, in its sole discretion, publicly announces that it will not pursue the completion of the Spin-Off or (iii) the Cranes Escrow Issuer notifies the Cranes Trustee in writing that the conditions for the Cranes Escrow Release cannot be satisfied on or prior to July 1, 2016, the Cranes Escrow Issuer will be required to notify noteholders and redeem the Cranes Notes within five business days thereafter at a special mandatory redemption price equal to 100% of the issue price of the Cranes Notes, together with the interest accrued on the Cranes Notes from the issue date to but excluding the date of redemption.
Prior to the Cranes Escrow Release, the Cranes Notes will be secured by a first-priority lien on and security interest in the Cranes Escrow Account and the escrowed funds therein. From and after the Cranes Escrow Release, the Cranes Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior secured second lien basis by each of the Cranes Guarantors. From and after the Cranes Escrow Release, the Cranes Notes and the related guarantees will be secured by, and noteholders will have a second-priority security interest in, all capital stock held by Manitowoc and the Cranes Guarantors and substantially all of the other property and assets held by Manitowoc and the Cranes Guarantors, except for certain specific excluded assets.
The Cranes Escrow Issuer or, after the Cranes Escrow Merger, Manitowoc may redeem some or all of the Cranes Notes from time to time at a redemption price equal to the principal amount of the notes to be redeemed plus certain premiums as set forth in the Cranes Indenture. The Cranes Escrow Issuer or, after the Cranes Escrow Merger, Manitowoc must generally offer to repurchase all of the outstanding Cranes Notes upon the occurrence of certain specific change of control events at a purchase price equal to 101% of the principal amount of Cranes Notes purchased plus accrued and unpaid interest to the date of purchase.
The Cranes Indenture provides for customary events of default, including with respect to the escrow arrangements. Generally, if an event of default occurs (subject to certain exceptions), the Cranes Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Cranes Notes may declare all the Cranes Notes to be due and payable immediately.
Among other things, the Cranes Indenture also limits the ability of Manitowoc and its subsidiaries to engage in certain activities, including: incurring additional indebtedness or issuing certain preferred stock; paying dividends or making certain other restricted payments; incurring liens; entering into certain types of transactions with affiliates; and consolidating or merging with or into other companies (excluding the Cranes Escrow Merger and the Spin-Off). These and other covenants contained in the Indenture are subject to important exceptions and qualifications.

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
Management’s Report on Internal Control Over Financial Reporting
The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2015, the company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

THE MANITOWOC COMPANY, INC
AND SUBSIDIARIES
Schedule II: Valuation and Qualifying Accounts
For The Years Ended December 31, 2015, 2014 and 2013
(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2013
Allowance for doubtful accounts	$13.3	$8.1	$(3.4)	$0.2	$18.2
Deferred tax valuation allowance	$158.0	$1.1	$(3.4)	$(5.9)	$149.8
Year End December 31, 2014
Allowance for doubtful accounts	$18.2	$9.2	$(6.4)	$(1.6)	$19.4
Deferred tax valuation allowance	$149.8	$32.4	$(0.4)	$(13.6)	$168.2
Year End December 31, 2015
Allowance for doubtful accounts	$19.4	$5.1	$(5.6)	$(2.0)	$16.9
Deferred tax valuation allowance	$168.2	$10.3	$(29.9)	$(11.6)	$137.0

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:
Date: February 29, 2016

The Manitowoc Company, Inc.
(Registrant)

/s/ Kenneth W. Krueger
Kenneth W. Krueger
Interim Chairman, President, and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Interim Chairman, President, and Chief Executive Officer	February 29, 2016

/s/ Carl J. Laurino
Carl J. Laurino, Senior Vice President and Chief Financial Officer	February 29, 2016

/s/ Roy V. Armes
Roy V. Armes, Director	February 29, 2016

/s/ Dino J. Bianco
Dino J. Bianco, Director	February 29, 2016

/s/ Robert G. Bohn
Robert G. Bohn, Director	February 29, 2016

/s/ Joan K. Chow
Joan K. Chow, Director	February 29, 2016

/s/ Donald M. Condon, Jr.
Donald M. Condon, Jr., Director	February 29, 2016

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director	February 29, 2016

/s/ Jesse A. Lynn
Jesse A. Lynn, Director	February 29, 2016

/s/ Keith D. Nosbusch
Keith D. Nosbusch, Director	February 29, 2016

THE MANITOWOC COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015
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

4.5
Indenture (including Form of Note), dated February 18, 2016, between MTW Foodservice Escrow Corp. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the company’s Current Report on Form 8-K filed on February 24, 2016 and incorporated herein by reference).

4.6
Indenture (including Form of Note), dated February 18, 2016, between MTW Cranes Escrow Corp. and Wells Fargo Bank, National Association, as trustee and collateral agent (filed as Exhibit 4.3 to the company’s Current Report on Form 8-K filed on February 24, 2016 and incorporated herein by reference).

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

10.13(b)
Amendment No. 1, dated August 31, 2015, to Fifth Amended and Restated Receivables Purchase Agreement among Manitowoc Funding, LLC, Manitowoc Cayman Islands Funding Ltd., as Sellers, The Manitowoc Company, Inc., Garland Commercial Ranges Limited, Convotherm Elektrogeräte GmbH, Manitowoc Deutschland GmbH, Manitowoc Foodservice UK Limited, Manitowoc Foodservice Asia Pacific Private Limited and the other persons from time to time party thereto, as Servicers, and Wells Fargo Bank, N.A., as Purchaser and Agent, dated as of December 15, 2014 (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 1, 2015 and incorporated herein by reference).

10.14**
The Manitowoc Company, Inc. Severance Pay Plan adopted by the Board of Directors as of May 4, 2009 (filed as Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and incorporated herein by reference.)

10.15 (a)
Settlement Agreement dated February 6, 2015 among The Manitowoc Company, Inc., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P. and Icahn Enterprises G.P. Inc. (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on February 9, 2015 and incorporated herein by reference).

10.15 (b)
Amendment, dated December 31, 2015, to the Settlement Agreement dated February 6, 2015 among The Manitowoc Company, Inc., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P. and Icahn Enterprises G.P. Inc. (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on January 4, 2016 and incorporated herein by reference).

10.16**	Form of Retention Award Agreement, dated April 8, 2015 (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on April 13, 2015 and incorporated herein by reference).

10.17**
Employment Agreement, dated as of July 28, 2015, by and between Hubertus M. Muehlhaeuser and The Manitowoc Company, Inc. (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on July 30, 2015 and incorporated herein by reference).

10.18**
Offer Letter, accepted as of December 28, 2015, by and between Barry L. Pennypacker and The Manitowoc Company, Inc. (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on December 29, 2015 and incorporated herein by reference).

10.19**
Form of Contingent Employment Agreement between The Manitowoc Company, Inc. and new chief executive officers of a business (filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed on December 29, 2015 and incorporated herein by reference).

10.20**
Severance Agreement and Release, dated January 4, 2016, by and between The Manitowoc Company, Inc. and Glen E. Tellock (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

10.21
Escrow Agreement, dated February 5, 2016, among Manitowoc Foodservice, Inc., Enodis Holdings Limited, the lenders party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent under the Credit Agreement attached thereto, and J.P. Morgan Chase Bank, N.A., as escrow agent (filed as Exhibit 10.10 to Amendment No. 6 to the Registration Statement on Form 10 of Manitowoc Foodservice, Inc. (File No. 001-37548), filed on February 8, 2016 and incorporated herein by reference).

10.22
Purchase Agreement, dated February 5, 2016, between MTW Foodservice Escrow Corp., Manitowoc Foodservice, Inc., the guarantors named therein, and Goldman, Sachs & Co., for itself and on behalf of the several initial purchasers listed on Schedule 1 thereto (filed as Exhibit 10.9 to Amendment No. 6 to the Registration Statement on Form 10 of Manitowoc Foodservice, Inc. (File No. 001-37548), filed on February 8, 2016 and incorporated herein by reference).

10.23
Purchase Agreement, dated February 8, 2016, between MTW Cranes Escrow Corp., The Manitowoc Company, Inc., the guarantors named therein, and Goldman, Sachs & Co., for itself and on behalf of the several initial purchasers listed on Schedule 1 thereto (filed as Exhibit 10.3 to the company’s Current Report on Form 8-K filed on February 11, 2016 and incorporated herein by reference).

11	Statement regarding computation of basic and diluted earnings per share (see Note 16, “Earnings Per Share” to the Consolidated Financial Statements included herein).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of PricewaterhouseCoopers LLP, the company’s Independent Registered Public Accounting Firm	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

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