Form 10-Q
period 2016-03-31
MANITOWOC CO INC
filed 2016-05-10
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2016, the most recent practicable date, was 137,016,712.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)(In millions, except per-share and average shares data)

	Three Months Ended March 31,
	2016	2015
Net sales	$427.4	$406.7
Costs and expenses:
Cost of sales	345.5	331.3
Engineering, selling and administrative expenses	72.4	82.7
Amortization expense	0.7	0.8
Restructuring expense	4.4	0.2
Other	1.4	—
Total operating costs and expenses	424.4	415.0

Earnings (loss) from operations	3.0	(8.3)

Other income (expense):
Interest expense	(9.7)	(23.3)
Amortization of deferred financing fees	(0.9)	(1.1)
Loss on debt extinguishment	(72.0)	—
Other income (expense) - net	1.1	(0.2)
Total other expense	(81.5)	(24.6)
Loss from continuing operations before taxes on income	(78.5)	(32.9)
Provision (benefit) for taxes on income	122.3	(7.4)
Loss from continuing operations	(200.8)	(25.5)

Discontinued operations:
(Loss) earnings from discontinued operations, net of income taxes of $(1.3) and $6.1, respectively	(3.2)	17.1
Net loss	$(204.0)	$(8.4)

(Loss) earnings per common share - basic:
Loss from continuing operations	$(1.47)	$(0.19)
(Loss) earnings from discontinued operations	(0.02)	0.13
Loss per common share - basic	$(1.49)	$(0.06)

Earnings (loss) per common share - diluted:
Loss from continuing operations	$(1.47)	$(0.19)
(Loss) earnings from discontinued operations	(0.02)	0.13
Loss per common share - diluted	$(1.49)	$(0.06)

Weighted average shares outstanding - basic	136,599,912	135,641,914
Weighted average shares outstanding - diluted	136,599,912	135,641,914
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net loss	$(204.0)	$(8.4)
Other comprehensive income (loss), net of tax
Unrealized income (loss) on derivatives, net of income tax (benefit) of $0.0 and $(2.7), respectively	(0.9)	(4.1)
Employee pension and postretirement benefits, net of income tax provision of $0.0 and $0.5, respectively	1.2	1.4
Foreign currency translation adjustments	49.2	(62.8)
Total other comprehensive income (loss), net of tax	49.5	(65.5)
Comprehensive loss	$(154.5)	$(73.9)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2016 and December 31, 2015
(Unaudited)
(In millions, except share data)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and temporary investments	$87.2	$31.5
Restricted cash	17.2	16.9
Accounts receivable, less allowances of $13.3 and $12.8, respectively	185.6	155.7
Inventories — net	498.9	452.6
Other current assets	110.1	102.7
Current assets of discontinued operations	—	254.2
Total current assets	899.0	1,013.6

Property, plant and equipment — net	416.9	410.7
Goodwill	312.7	306.5
Other intangible assets — net	121.3	119.3
Other long-term assets	64.8	178.8
Long-term assets held for sale	5.7	5.5
Long-term assets of discontinued operations	—	1,501.5
Total assets	$1,820.4	$3,535.9
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$424.3	$436.3
Short-term borrowings	33.7	67.2
Product warranties	36.3	35.9
Customer advances	10.3	10.3
Product liabilities	22.0	21.9
Current liabilities of discontinued operations	—	312.0
Total current liabilities	526.6	883.6
Non-Current Liabilities:
Long-term debt	269.3	1,326.6
Deferred income taxes	37.7	25.6
Pension obligations	78.4	99.4
Postretirement health and other benefit obligations	37.6	44.4
Long-term deferred revenue	26.2	29.7
Other non-current liabilities	76.7	87.3
Long-term liabilities of discontinued operations	—	219.8
Total non-current liabilities	525.9	1,832.8
Commitments and contingencies (Note 15)
Total Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 137,016,712 and 136,617,161 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	560.3	558.0
Accumulated other comprehensive loss	(109.6)	(207.8)
Retained earnings	386.3	539.5
Treasury stock, at cost (26,159,216 and 26,558,767 shares, respectively)	(70.5)	(71.6)
Total equity	767.9	819.5
Total liabilities and equity	$1,820.4	$3,535.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operations:
Net loss	$(204.0)	$(8.4)
Adjustments to reconcile net earnings to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	3.2	(17.1)
Depreciation	12.2	11.8
Amortization of intangible assets	0.7	0.8
Amortization of deferred financing fees	0.9	1.1
Deferred income taxes	124.1	33.1
Loss on early debt extinguishment	15.4	—
Loss on sale of property, plant and equipment	(0.4)	(0.1)
Other	(9.8)	3.4
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(26.1)	(3.8)
Inventories	(35.9)	(52.3)
Other assets	(4.7)	(36.1)
Accounts payable	(11.2)	(29.6)
Accrued expenses and other liabilities	(11.5)	23.1
Net cash used for operating activities of continuing operations	(147.1)	(74.1)
Net cash used for operating activities of discontinued operations	(63.0)	(61.6)
Net cash used for operating activities	(210.1)	(135.7)

Cash Flows from Investing:
Capital expenditures	(10.9)	(8.5)
Proceeds from sale of property, plant and equipment	1.2	2.0
Restricted cash	(0.1)	0.2
Net cash used for investing activities of continuing operations	(9.8)	(6.3)
Net cash used for investing activities of discontinued operations	(2.4)	(3.4)
Net cash used for investing activities	(12.2)	(9.7)

Cash Flows from Financing:
Proceeds from revolving credit facility	—	175.0
Payments on long-term debt	(1,345.2)	(22.6)
Proceeds from long-term debt	255.2	0.7
Payments on notes financing	(3.7)	(5.5)
Debt issuance costs	(7.9)	—
Exercises of stock options	1.9	3.4
Dividend from MFS	1,361.7	—
Cash transferred to MFS	(17.7)	—
Net cash provided by financing activities of continuing operations	244.3	151.0
Net cash provided by financing activities of discontinued operations	0.2	—
Net cash provided by financing activities	244.5	151.0

Effect of exchange rate changes on cash	1.6	(5.4)

Net increase in cash and cash equivalents	23.8	0.2
Balance at beginning of period, including cash from discontinued operations	63.4	68.0
Balance at end of period	$87.2	$68.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2016 and 2015
1. Accounting Policies
During the first quarter of fiscal 2016, the Board of Directors of The Manitowoc Company, Inc. (“Manitowoc,” “MTW,” and the “Company”) approved the tax-free spin-off of the Company’s foodservice business (“MFS”) into an independent, public company (the “Spin-Off”). To consummate the Spin-Off, the Board declared a pro rata dividend of MFS common stock to MTW’s stockholders of record as of the close of business on February 22, 2016 (the "Record Date"), payable on March 4, 2016. Each MTW stockholder received one share of MFS common stock for every share of MTW common stock held as of the close of business on the Record Date.
In these Condensed Consolidated Financial Statements, unless otherwise indicated, references to Manitowoc, MTW and the Company, refer to The Manitowoc Company, Inc. and its consolidated subsidiaries after giving effect to the Spin-Off, or, in the case of information as of dates or for periods prior to the Spin-Off, the consolidated entities of the Crane business and certain other assets and liabilities that were historically held at the MTW corporate level but were specifically identifiable and attributable to the Crane business.
As a result of the Spin-Off, the Condensed Consolidated Financial Statements and related financial information reflect MFS operations, assets and liabilities, and cash flows as discontinued operations for all periods presented. Refer to Note 2, "Discontinued Operations," for additional information regarding the Spin-Off.
Subsequent to the Spin-Off, the management team determined that Manitowoc has one reportable segment, the Crane business. The Company identified its segment using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. The current reporting structure is under review by the management team and may change in future periods.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2016 and 2015, the cash flows for the same three-month periods, and the financial position at March 31, 2016 and December 31, 2015, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2015.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements.  However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.
All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.
During the first quarter of 2016, in conjunction with the Spin-Off, the Company identified an out-of-period adjustment related to deferred tax assets which originated prior to 2010, whereby the Company had understated the deferred tax assets by $6.2 million at each balance sheet date prior to March 31, 2016. In the first quarter of 2016, the Company recorded an adjustment to the deferred tax assets and the income tax provision on continuing operations to record the out-of-period adjustment.  Additionally, the Company identified an out-of-period adjustment in MFS’ deferred tax assets, which also originated prior to 2010, whereby the Company had incorrectly understated the deferred tax assets by $2.9 million at each balance sheet date prior to March 31, 2016. In the first quarter of 2016, prior to the Spin-Off, the Company recorded an adjustment to the deferred tax assets and the income tax provision on discontinued operations to correct the out-of-period adjustment.  The Company does not believe that these adjustments are material to its Condensed Consolidated Financial Statements for the quarter ended March 31, 2016 or its comparative annual or quarterly financial statements.
Subsequent to the Company’s earnings release dated May 4, 2016, the Company recorded a reclassification of income tax benefit of $3.2 million from discontinuing operations to continuing operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.
2. Discontinued Operations

On March 4, 2016, Manitowoc completed the Spin-Off of MFS. The financial results of MFS are presented as income (loss) from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Operations. The following table presents financial results of MFS through the date of the Spin-Off for the three months ended March 31, 2016 and 2015:

Major classes of line items constituting earnings from discontinued operations before income taxes related to MFS
	Three Months Ended March 31,
(in millions)	2016	2015
	*
Net sales	$219.6	$345.4

Cost of sales	141.5	238.3
Engineering, selling and administrative expenses	48.3	75.9
Amortization expense	5.2	7.8
Restructuring expense	0.3	0.9
Separation expense	26.9	1.5
Total operating costs and expenses	222.2	324.4
(Loss) earnings from operations	(2.6)	21.0
Other (expense) income	(1.9)	2.4
(Loss) earnings from discontinued operations before income taxes	(4.5)	23.4
Benefit (provision) for taxes on earnings	(1.3)	6.2
(Loss) earnings from discontinued operations, net of income taxes	$(3.2)	$17.2

* Amounts are through March 4, 2016.
The assets and liabilities of MFS have been classified as discontinued operations as of December 31, 2015. No assets or liabilities of MFS are reflected on the Company's Condensed Consolidated Balance Sheet as of March 31, 2016. These amounts consisted of the following carrying amounts in each major class at December 31, 2015.

Carrying amounts of major classes of assets and liabilities included as part of discontinued operations related to MFS
(in millions)	December 31, 2015
Assets
Cash and temporary investments	$32.6
Accounts receivable - net	63.8
Inventories - net	145.9
Other current assets	11.9
Property, plant and equipment - net	116.4
Goodwill	845.8
Other intangible assets - net	519.6
Other long-term assets	16.0
Long-term assets held for sale	3.7
Total major classes of assets of discontinued operations	$1,755.7

Liabilities
Accounts payable and accrued expenses	$271.8
Current portion of long-term debt	0.4
Other current liabilities	39.8
Long-term debt	2.3
Deferred income taxes	167.9
Pension	29.3
Postretirement health and other benefit obligations	3.0
Other non-current liabilities	17.3
Total major classes of liabilities of discontinued operations	$531.8
Manitowoc and MFS entered into several agreements in connection with the separation, including a transition services agreement ("TSA"), separation and distribution agreement, tax matters agreement and an employee matters agreement.
Pursuant to the TSA, Manitowoc, MFS and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Manitowoc include, among others, finance, information technology and certain other administrative services. The services generally commenced on March 4, 2016 and are expected to terminate within 12 months of that date. Billings by Manitowoc under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category.
During the three months ended March 31, 2016 and 2015, the Company recorded $26.9 million and $1.5 million of separation costs related to the Spin-Off consisting primarily of professional and consulting fees, which are included in the results of discontinued operations.
The following selected financial data of various other businesses disposed of prior to 2014, consisting primarily of administrative costs, for the three months ended March 31, 2016 and 2015, is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.

	Three Months Ended March 31,
(in millions)	2016	2015
Net sales	$—	$—

Pretax loss from discontinued operations	$—	$(0.2)
Benefit for taxes on earnings	—	(0.1)
Net loss from discontinued operations	$—	$(0.1)
In 2014, the Company sold its interest in Manitowoc Dong Yue. Subsequent to the sale, Manitowoc Dong Yue had approximately $17.3 million of third party debt outstanding under a loan agreement entered into during the first quarter of 2014 that the Company has fully guaranteed. The loan is fully secured by Manitowoc Dong Yue’s fixed assets as well as finished goods inventory. Manitowoc Dong Yue is repaying the loan over a four-year period, with the last payment due on December 31, 2017.
3. Acquisitions and Disposals
Foodservice businesses
On October 21, 2015, MFS acquired the remaining 50.0% of outstanding shares of a joint venture in Thailand. Welbilt Thailand is a manufacturer of kitchen equipment in South East Asia. The purchase price, net of cash acquired, was approximately $5.3 million. Allocation of the purchase price resulted in $1.4 million of goodwill and $4.2 million of intangible assets. The results of Welbilt Thailand were included in the results of MFS since the date of acquisition, and, thus, are now classified in discontinued operations.
On December 7, 2015, Manitowoc announced the completion of the sale of a non-material MFS subsidiary, Kysor Panel Systems, a manufacturer of wood frame and high-density rail panel systems for walk-in freezers and coolers for the retail and convenience-store markets. The sale price for the transaction was approximately $85 million, with cash proceeds received of approximately $78 million, which were used to reduce outstanding debt. As a result of to the Spin-Off, the results of this business are classified in discontinued operations.
4. Fair Value of Financial Instruments
The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.4	$—	$0.4
Total current assets at fair value	$—	$0.4	$—	$0.4
Current Liabilities:
Foreign currency exchange contracts	$—	$2.9	$—	$2.9
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	$—	$3.0	$—	$3.0

	Fair Value as of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.3	$—	$0.3
Total current assets at fair value	$—	$0.3	$—	$0.3
Current Liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.7	—	0.7
Interest rate swap contracts: Float-to-fixed	—	1.7	—	1.7
Total current liabilities at fair value	$—	$3.5	$—	$3.5
Non-current Liabilities:
Interest rate swap contracts: Float-to-fixed	$—	$0.6	$—	$0.6
Foreign currency exchange contracts	—	0.1	—	0.1
Total non-current liabilities at fair value	$—	$0.7	$—	$0.7
The fair value of the Company's 12.750% Senior Secured Second Lien Notes due 2021 was $269.4 million as of March 31, 2016. The fair value of the Company’s 8.50% Senior Notes due 2020 was $623.1 million as of December 31, 2015 and the fair value of the Company’s 5.875% Senior Notes due 2022 was $310.6 million as of December 31, 2015. These Senior Notes were redeemed on March 3, 2016. The fair values of the Company’s Term Loans under its Prior Senior Credit Facility, which was replaced by the ABL Revolving Credit Facility (as defined in Note 9) on March 3, 2016, were as follows as of December 31, 2015: Term Loan A — $307.7 million and Term Loan B — $116.7 million. See Note 9, “Debt,” for a description of the debt instruments and their related carrying values.
Accounting Standards Codification ("ASC") Topic 820-10, “Fair Value Measurement,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820-10 classifies the inputs used to measure fair value into the following hierarchy:

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
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its Senior Notes and previously outstanding Term Loans based on quoted market prices of the instruments; because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 10, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the ABL Revolving Credit Facility, approximate fair value, without being discounted as of March 31, 2016 and December 31, 2015, due to the short-term nature of these instruments.
As a result of its global operating and financing activities, the Company is exposed to market risks from changes in interest rates, foreign currency exchange rates and commodity prices, which may adversely affect the Company’s operating results and financial position. When deemed appropriate, the Company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The foreign currency exchange, commodity and interest rate contracts are valued through an independent valuation source that uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2.

5. Derivative Financial Instruments
The Company’s risk management objective is to ensure that business exposures to risks that have been identified and measured and are capable of being controlled are minimized or managed using what it believes to be the most effective and efficient methods to manage, eliminate, reduce or transfer such exposures.  Operating decisions consider associated risks, and transactions are structured to minimize or manage risk whenever possible.
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
ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the Company designates commodity swaps, foreign currency exchange contracts and float-to-fixed interest rate derivative contracts as cash flow hedges of forecasted purchases of commodities and purchases and sales currencies, and of variable rate interest payments.  Also in accordance with ASC Topic 815-10, the Company designates fixed-to-float interest rate swaps as fair market value hedges of fixed rate debt, which synthetically swap the Company’s fixed rate debt to floating rate debt.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  In the next twelve months, the Company estimates that $1.6 million of unrealized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.
As of March 31, 2016 and December 31, 2015, the Company had the following outstanding commodity and foreign currency exchange contracts that were intended to hedge forecasted transactions:

	Units Hedged
Commodity	March 31, 2016	December 31, 2015	Unit	Type
Natural Gas	69,379	175,617	MMBtu	Cash Flow
Steel	3,789	4,811	Tons	Cash Flow

	Units Hedged
Short Currency	March 31, 2016	December 31, 2015	Type
European Euro	740,555	—	Cash Flow
South Korean Won	706,322,850	1,533,257,930	Cash Flow
Singapore Dollar	600,000	1,800,000	Cash Flow
Japanese Yen	81,971,900	245,915,700	Cash Flow
As of December 31, 2015, the Company had $175.0 million notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the Prior Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the Company as defined under the Prior Senior Credit Facility at December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company had no outstanding fixed-to-float interest rate swaps related to the Senior Notes.
See Note 9, “Debt,” for a description of the debt instruments.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Other (expense) income, net in the Condensed Consolidated Statements of Operations.  As of March 31, 2016 and December 31, 2015, the Company had the following outstanding foreign currency exchange contracts that were not designated as hedging instruments:

	Units Hedged
Short Currency	March 31, 2016	December 31, 2015		Recognized Location	Purpose
Euro	13,315,716	20,490,320		Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	13,150,400	17,321,106		Other income, net	Accounts Payable and Receivable Settlement
Japanese Yen	—	70,518,463		Other income, net	Accounts Payable and Receivable Settlement
British Pound Sterling	—	4,840,238		Other income, net	Accounts Payable and Receivable Settlement
Singapore Dollar	—	500,000		Other income, net	Accounts Payable and Receivable Settlement
Aluminum	—	175	MT	Other income, net	De-designated commodity swap
Steel	—	3,989	MT	Other income, net	De-designated commodity swap
The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 was as follows:

		ASSET DERIVATIVES
		March 31, 2016	December 31, 2015
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.4	$0.3
Total derivatives designated as hedging instruments		$0.4	$0.3

Total asset derivatives	$0.4	$0.3

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 was as follows:

		LIABILITY DERIVATIVES
		March 31, 2016	December 31, 2015
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$2.9	$0.2
Commodity contracts	Accounts payable and accrued expenses	0.1	0.7
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	—	1.7
Commodity contracts	Other non-current liabilities	—	0.1
Interest rate swap contracts: Float-to-fixed	Other non-current liabilities	—	0.6
Total derivatives designated as hedging instruments		$3.0	$3.3

		LIABILITY DERIVATIVES
		March 31, 2016	December 31, 2015
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$—	$0.9
Total derivatives NOT designated as hedging instruments		$—	$0.9

Total liability derivatives		$3.0	$4.2

6. Inventories
The components of inventories as of March 31, 2016 and December 31, 2015 are summarized as follows:

(in millions)	March 31, 2016	December 31, 2015
Inventories — gross:
Raw materials	$141.9	$155.3
Work-in-process	129.3	116.3
Finished goods	310.9	263.8
Total inventories — gross	582.1	535.4
Excess and obsolete inventory reserve	(48.7)	(46.2)
Net inventories at FIFO cost	533.4	489.2
Excess of FIFO costs over LIFO value	(34.5)	(36.6)
Inventories — net	$498.9	$452.6
7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2015 and the three months ended March 31, 2016 are as follows:

(in millions)	Total
Balance as of January 1, 2015	$325.3
Foreign currency impact	(18.8)
Balance as of December 31, 2015	306.5
Foreign currency impact	6.2
Balance as of March 31, 2016	$312.7
The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other.” The Company has one single reporting unit, cranes.
The Company performs an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Goodwill is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
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
The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$96.5	$—	$96.5	$94.2	$—	$94.2
Customer relationships	10.5	(7.4)	3.1	10.4	(7.1)	3.3
Patents	29.8	(27.6)	2.2	29.1	(26.6)	2.5
Engineering drawings	10.5	(9.8)	0.7	10.2	(9.3)	0.9
Distribution network	18.8	—	18.8	18.4	—	18.4
Other intangibles	0.3	(0.3)	—	0.3	(0.3)	—
Total	$166.4	$(45.1)	$121.3	$162.6	$(43.3)	$119.3
Amortization expense for the three months ended March 31, 2016 and 2015 was $0.7 million and $0.8 million, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at March 31, 2016 and December 31, 2015 are summarized as follows:

(in millions)	March 31, 2016	December 31, 2015
Trade accounts payable	$262.9	$268.5
Interest payable	4.2	13.2
Employee related expenses	61.1	60.1
Restructuring expenses	8.9	6.5
Deferred revenue - current	11.9	13.3
Income taxes payable	1.8	4.4
Miscellaneous accrued expenses	73.5	70.3
Total	$424.3	$436.3

9. Debt
Outstanding debt at March 31, 2016 and December 31, 2015 is summarized as follows:

(in millions)	March 31, 2016	December 31, 2015
Term loan A	$—	$312.8
Term loan B	—	119.5
Senior notes due 2020	—	613.1
Senior notes due 2022	—	299.2
Senior secured second lien notes due 2021	248.1	—
Other	63.2	66.3
Deferred financing	(8.3)	(17.1)
Total debt	303.0	1,393.8
Less current portion and short-term borrowings	(33.7)	(67.2)
Long-term debt	$269.3	$1,326.6
On March 3, 2016, the Company entered into a $225.0 million Asset Based Revolving Credit Facility (as amended, the "ABL Revolving Credit Facility") by and among the Company and certain of its domestic and German subsidiaries, as borrowers, the lenders party thereto, Wells Fargo Bank, N.A. as Administrative Agent, and Wells Fargo Bank N.A., JP Morgan Chase Bank, N.A. and Goldman Sachs Bank USA as Joint Lead Arrangers. The ABL Revolving Credit Facility includes a $75.0 million Letter of Credit Facility, $10.0 million of which is available to the German borrower, with a term of 5 years.
The ABL Revolving Credit Facility replaced the $1,050.0 million Third Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”), which the Company entered into on January 3, 2014. The Prior Senior Credit Facility included three different loan facilities. The first was a revolving facility with a five year term in the amount of $500.0 million. The second facility was Term Loan A in the aggregate amount of $350.0 million, with a term of five years. The third facility was Term Loan B in the aggregate amount of $200.0 million, with a term of seven years.
The termination of the Prior Senior Credit Facility resulted in a loss of $5.9 million related to the write-off of deferred financing expenses.
Loans made under the ABL Revolving Credit Facility are subject to a borrowing base and are secured by certain inventories and fixed assets of the Company and the guarantors and are guaranteed by the material direct and indirect subsidiaries of the Company.
The ABL Revolving Credit Facility contains a Fixed Charge Coverage springing financial covenant, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation, amortization and other adjustments (Adjusted EBITDA), as defined in the credit agreement, to (ii) fixed charges, as defined in the related credit agreement. The financial covenant is triggered only if the Company fails to maintain minimum levels of availability under the credit facility. If triggered, the Company must maintain a Minimum Fixed Charge Coverage Ratio of 1.00 to 1.00.
The ABL Revolving Credit Facility includes customary representations and warranties, events of default and customary covenants, including without limitation: limitations on indebtedness, capital expenditures, restricted payments, disposals, investments, and acquisitions.
As of December 31, 2015, the Company had outstanding $175.0 million notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the Prior Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the Company as defined under the Prior Senior Credit Facility.
On February 18, 2016, the Company entered into an indenture with Wells Fargo Bank, N.A., as trust and collateral agent, and completed the sale of $260.0 million aggregate principal amount of its 12.750% Senior Secured Second Lien Notes due August 15, 2021 (the "2021 Notes"). Interest on the 2021 Notes is payable semi-annually in February and August of each year. The 2021 Notes were sold pursuant to an exemption from registration under the Securities Act of 1933, as amended, and were resold by the initial purchasers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act.

The 2021 Notes are guaranteed by certain of the Company's 100% owned domestic subsidiaries. These subsidiaries also guarantee the Company's obligations under the ABL Revolving Credit Facility together with certain of the Company's German subsidiaries. The 2021 Notes contain affirmative and negative covenants that limit, among other things, the Company's ability to redeem or repurchase its debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, repurchase capital stock, and create or become subject to liens and include customary events of default. If an event of default occurs and is continuing with respect to the 2021 Notes, then the trustee or the holders of at least 25% of the principal amount of the outstanding 2021 Notes may declare the principal and accrued interest to be due and payable immediately. In addition, in the case of an event of default arising from certain events of bankruptcy, all unpaid principal of, unamortized discount and accrued and unpaid interest on all outstanding 2021 Notes will become due and payable immediately.
The notes are redeemable, at the company’s option, in whole or in part from time to time, at any time prior to February 15, 2019, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued but unpaid interest to the date of redemption. In addition, the Company may redeem the 2021 Notes in whole or in part for a premium at any time on or after February 15, 2019. The following would be the principal and premium paid by the Company, expressed as percentages of the principal amount thereof, if it redeems the 2021 Notes during the periods as set forth below:

Start Date (on or after)	End Date (prior to)	Percentage
2/15/2019	2/15/2020	106.375%
2/15/2020	8/15/2020	103.188%
8/15/2020	8/15/2021	100.000%
In addition, at any time prior to February 15, 2019, the Company is permitted to, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the 2021 Notes at a redemption price of 112.750%, plus accrued but unpaid interest, if any, to the date of redemption; provided that (1) at least 65.0% of the principal amount of the 2021 Notes outstanding remains outstanding immediately after any such redemption; and (2) the Company makes such redemptions not more than 90 days after the consummation of any such public offering. Further, the Company is required to offer to repurchase the 2021 Notes for cash at a price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, upon the occurrence of a change of control triggering event.
On March 3, 2016, the Company redeemed its 8.50% Senior Notes due 2020 (the “2020 Notes”) and 5.875% Senior Notes due 2022 (the “2022 Notes” and, together with the 2021 Notes and 2020 Notes, the "Senior Notes") for $625.5 million and $330.5 million, or 104.250% and 110.167% as expressed as a percentage of the principal amount, respectively.
The redemption of the 2020 Notes resulted in a loss on debt extinguishment of $31.5 million during the first quarter of 2016 and consisted of $24.6 million related to the redemption premium and $6.9 million related to the write-off of deferred financing fees. Previously monetized derivative assets related to fixed-to-float interest rate swaps were treated as an increase to the debt balance of the 2020 Notes and were being amortized to interest expense over the life of the original swap. As a result of the redemption, the remaining monetization balance of $11.8 million as of March 3, 2016, was amortized as a reduction to interest expense during the first quarter of 2016.
The redemption of the 2022 Notes resulted in a loss on debt extinguishment of $34.6 million during the first quarter of 2016 and consisted of $31.2 million related to the redemption premium and $3.4 million related to write-off of deferred financing fees. Previously, derivative liabilities related to termination of fixed-to-float swaps were treated as a decrease to the debt balance of the 2022 Notes and were being amortized to interest expense over the life of the original swap. As a result of the redemption, the remaining balance of $0.7 million as of March 3, 2016 was amortized as an increase to interest expense during the first quarter of 2016.
Outstanding balances under the Company's Prior Senior Credit Facility and Senior Notes due 2020 and 2022 were repaid with proceeds from the Senior Notes due 2021 and a cash dividend from MFS in conjunction with the Spin-Off.
As of March 31, 2016, the Company had outstanding $63.2 million of other indebtedness that has a weighted-average interest rate of approximately 5.24%.  This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
During the quarter ended March 31, 2016, the highest daily borrowing was $234.0 million and the average borrowing was $117.4 million, while the average interest rate was 3.54% per annum.  The only borrowings during the quarter on the revolving facility were under the Prior Senior Credit Facility. As of March 31, 2016, the Company did not have any borrowings outstanding under the ABL Revolving Credit Facility. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability.  Had the Company borrowed as of March 31, 2016, the spreads for LIBOR and Prime borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $160.1 million.
As of March 31, 2016, the Company had no interest rate swaps outstanding related to its Senior Notes.
The balance sheet values of the Senior Notes as of March 31, 2016 and December 31, 2015 are not equal to the face value of the Senior Notes because of gains (losses) of previously terminated fixed-to-float interest rate hedges and original issue discounts included in the applicable balance sheet values (see Note 5, "Derivative Financial Instruments" for more information).
Effective January 1, 2016, the Company adopted ASC No. 2015-03 and has classified its net deferred financing costs as a direct deduction from long-term debt verses as a deferred asset.
As of March 31, 2016, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2021 Notes.  Based upon the Company's current plans and outlook, management believes the Company will be able to comply with these covenants during the subsequent twelve months.
10. Accounts Receivable Securitization
The Company maintains an accounts receivable securitization program with a commitment size of $75.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., less than 60 days) as noted below.
On March 3, 2016, the Company entered into a Receivables Purchase Agreement ("RPA") among Manitowoc Funding, LLC ("MTW Funding"), as Seller, The Manitowoc Company, Inc., as Servicer, and Wells Fargo Bank, N.A., as Purchaser and as Agent. The RPA replaced the Fifth Amended and Restated Receivables Purchase Agreement dated December 15, 2014.
Under the RPA (and the related Purchase and Sale Agreements referenced in the RPA), the Company’s domestic trade accounts receivable are sold to MTW Funding which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (“Purchaser”), all of MTW Funding's rights, title and interest in to a pool of receivables to the Purchaser.
The Purchaser receives ownership of the pool of receivables, in each instance. New receivables are purchased by MTW Funding and resold to the Purchaser as cash collections and reduce previously sold investments. The Company acts as the servicer (in such capacity, the "Servicer") of the receivables and as such administers, collects and otherwise enforces the receivables. The Servicer is compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The Servicer initially receives payments made by obligors on the receivables but is required to remit those payments to the Purchaser in accordance with the RPA. The Purchaser has no recourse for uncollectible receivables.
Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $47.0 million and $64.2 million as of March 31, 2016 and December 31, 2015, respectively.
Due to an average collection cycle of less than 60 days for such accounts receivable, as well as, the Company’s collection history, the fair value of the Company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded as of March 31, 2016 and December 31, 2015 was $72.4 million and $54.1 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
The securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a minimum fixed charge coverage ratio which is the same as the covenant ratio required per the ABL Revolving Credit Facility. As of March 31, 2016, the Company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the RPA, as amended. Based on management’s current plans and outlook, it believes the Company will be able to comply with these covenants during the subsequent twelve months.
11.  Income Taxes

For the three months ended March 31, 2016, the Company recorded income tax expense of $122.3 million, compared to an income tax benefit of $7.4 million for the three months ended March 31, 2015. The increase in the Company’s tax expense for the three months ended March 31, 2016 relative to the prior year relates primarily to a non-cash charge of $121.1 million in relation to the valuation allowance associated with the Company’s domestic federal and state deferred tax assets and attributes in connection with the Spin-Off. In addition to the non-cash charge, the Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.
The Company has reserved all of its domestic net deferred tax assets as of March 31, 2016, with a valuation allowance in accordance with the provisions of ASC 740, “Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of March 31, 2016, the Company has recorded $121.1 million of valuation allowances attributable to its domestic net deferred tax assets. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized.
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
The Company’s unrecognized tax benefits, excluding interest and penalties, were $16.1 million as of March 31, 2016, and $19.4 million as of December 31, 2015. During the next twelve months, it is reasonably possible that $0.6 million of the unrecognized tax benefits, if recognized, would affect the annual effective tax rate.
The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of March 31, 2016, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

12. Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	136,599,912	135,641,914
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	136,599,912	135,641,914
For the three months ended March 31, 2016 and March 31, 2015, the total number of potentially dilutive options was 1.0 million and 1.5 million, respectively. Because the Company had a loss from continuing operations for the quarter, these dilutive options were not included in the computation of diluted net loss per common share, since doing so would decrease the loss per share.
For the three months ended March 31, 2016 and March 31, 2015, 7.0 million and 2.2 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares.
No dividends were paid during each of the three months ended March 31, 2016 and March 31, 2015.
13.  Stockholders’ Equity
The following is a roll forward of retained earnings for the three months ended March 31, 2016 and 2015:

(in millions)	Retained Earnings
Balance at December 31, 2015	$539.5
Net loss	(204.0)
Distribution of MFS	50.8
Balance at March 31, 2016	$386.3

(in millions)	Retained Earnings
Balance at December 31, 2014	$486.9
Net loss	(8.4)
Balance at March 31, 2015	$478.5
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

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2015	$(3.8)	$(82.6)	$(121.4)	$(207.8)
Other comprehensive income (loss) before reclassifications	(1.7)	—	49.2	47.5
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	1.2	—	2.0
Net current period other comprehensive income (loss)	(0.9)	1.2	49.2	49.5
Distribution of MFS	2.1	44.5	2.1	48.7
Balance at March 31, 2016	$(2.6)	$(36.9)	$(70.1)	$(109.6)

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2014	$(6.3)	$(95.0)	$(29.2)	$(130.5)
Other comprehensive loss before reclassifications	(6.9)	—	(62.8)	(69.7)
Amounts reclassified from accumulated other comprehensive income (loss)	2.8	1.4	—	4.2
Net current period other comprehensive (loss) income	(4.1)	1.4	(62.8)	(65.5)
Balance at March 31, 2015	$(10.4)	$(93.6)	$(92.0)	$(196.0)
The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Commodity contracts	$(1.1)		Cost of sales
	(1.1)		Total before tax
	0.3		Tax benefit
	$(0.8)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.2)	(a)
	(1.2)		Total before tax
	—		Tax benefit
	$(1.2)		Net of Tax

Total reclassifications for the period	$(2.0)		Net of Tax
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).

	Three Months Ended March 31, 2015
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(3.2)		Cost of sales
Commodity contracts	(0.7)		Cost of sales
Interest rate swap contracts: Float-to-fixed	(0.6)		Interest Expense
	(4.5)		Total before tax
	1.7		Tax benefit
	$(2.8)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.9)	(a)
	(1.9)		Total before tax
	0.5		Tax benefit
	$(1.4)		Net of Tax

Total reclassifications for the period	$(4.2)		Net of Tax
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).
14.  Stock-Based Compensation
The Company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013 and replaced the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”) and the 2004 Non-Employee Director Stock and Awards Plan (the “2004 Stock Plan”). The 2013 Omnibus Plan also replaced the Company's Short-Term Incentive Plan (the “STIP”) as of December 31, 2013. The 2003 Stock Plan, the 2004 Stock Plan and the STIP are referred to as the “Prior Plans.” No new awards may be granted under the Prior Plans after the respective termination dates; however, outstanding awards under the Prior Plans will continue in force and effect until vested, exercised, forfeited or expired pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares or performance unit awards. The total number of shares of the Company’s common stock originally available for awards under the 2013 Omnibus Plan was 8.0 million shares, and the amount is subject to adjustment for stock splits, stock dividends and certain other transactions or events in the future. On March 20, 2016, the Board of Directors approved an amendment to the 2013 Plan to reflect the effect of the Spin-Off in accordance with the 2013 Plan’s provisions governing such adjustments; as a result, a total of 28,184,595 shares were available for future awards under the 2013 Plan as of March 31, 2016.
Stock-based compensation expense was $1.3 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively.  The Company granted options to acquire 1.7 million and 0.6 million shares of common stock to employees during the three months ended March 31, 2016 and 2015, respectively.  In addition, the Company issued a total of 1.3 million restricted stock units ("RSUs") to employees and directors during the three months ended March 31, 2016 and 0.5 million restricted stock units to employees and directors during the three months ended March 31, 2015.  The RSUs granted to employees vest on the third anniversary of the grant date. The RSUs granted to directors vest on the second anniversary of the grant date.
The Company recognizes stock-based compensation expense over the stock-based awards' vesting period.
On March 4, 2016, in connection with the Spin-Off, the Company adjusted its outstanding equity awards in accordance with the terms of the employee matters agreement. For purposes of the vesting of these equity awards, continued employment or service with MTW or with MFS is treated as continued employment for purposes of these awards. The adjustments are summarized as follows:

•
Stock options, RSUs and Restricted Stock Awards ('RSAs") granted for MTW common stock prior to March 4, 2016 were generally converted into the same number of MTW stock options (with an adjusted exercise price), RSUs and RSAs, as well as, an equal number of MFS stock options, RSUs and RSAs. The underlying performance conditions for the RSUs are consistent with MTW’s original performance targets and future measurement periods, and future performance targets will be established to reflect each Company’s standalone business.

As no incremental fair value was awarded as a result of the above adjustments, the modifications did not result in significant incremental compensation expense.
In April 2015, the Company issued a total of 0.4 million RSAs to employees as retention awards to provide additional incentive for the employees to continue in employment and contribute toward the successful completion of the Spin-Off. Under the retention agreements, each employee was granted RSAs that will vest on the second anniversary of the Spin-Off if the employee has been continuously employed with the MTW, MFS or an affiliate through that second anniversary.
15.  Contingencies and Significant Estimates
The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the Company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.
As of March 31, 2016, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels and/or coverage with outside insurers.  The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years.  The high-end of the Company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of March 31, 2016, the largest self-insured retention level for new occurrences currently maintained by the Company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 were $22.0 million and $21.9 million, respectively; $4.3 million and $2.8 million, respectively, was reserved specifically for actual cases and $17.7 million and $19.1 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods.  Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
As of March 31, 2016 and December 31, 2015, the Company had reserved $43.9 million and $43.9 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration or litigation.
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
16. Guarantees
The Company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of March 31, 2016 and December 31, 2015 was $38.2 million and $43.0 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the Company and outstanding as of March 31, 2016 and December 31, 2015 was $41.5 million and $42.9 million, respectively.  These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2018.
During the three months ended March 31, 2016 and 2015, the Company sold $1.0 million and $0.1 million, respectively, of additional long-term notes receivable to third party financing companies. The Company guarantees the collection of some percentage (up to 100%) of notes sold to the financing companies.  The Company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the Company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the Company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected in financing activities in the Condensed Consolidated Statements of Cash Flows.  During the three months ended March 31, 2016 and 2015, the customers paid $4.7 million and $5.5 million, respectively, on the notes to the third party financing companies.  As of March 31, 2016 and December 31, 2015, the outstanding balance of the notes receivable guaranteed by the Company was $20.8 million and $24.4 million, respectively.
See Note 3, “Discontinued Operations,” for discussion of debt guaranteed by the Company related to Manitowoc Dong Yue.
In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the three months ended March 31, 2016 and the year ended December 31, 2015:

(in millions)	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Balance at beginning of period	$43.9	$50.2
Accruals for warranties issued during the period	14.2	49.8
Settlements made (in cash or in kind) during the period	(15.3)	(52.7)
Currency translation	1.1	(3.4)
Balance at end of period	$43.9	$43.9
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
As part of the Spin-Off, and in accordance with the employee matters agreement referred to in Note 2, certain combined plans were split between MTW and MFS. Accordingly, the Company transferred to MFS pension obligations associated with its active, retired and other former employees for those impacted defined benefit pension plans. The allocation of plan assets was determined in accordance with applicable ERISA (The Employee Retirement Income Security Act of 1974), Internal Revenue Service another jurisdictional requirements.
The components of periodic benefit costs for three and three months ended March 31, 2016 and March 31, 2015 are as follows:

	Three Months Ended March 31, 2016
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1
Interest cost of projected benefit obligations	2.2	1.6	0.5
Expected return on plan assets	(1.7)	(1.2)	—
Amortization of actuarial net loss	1.1	0.4	—
Net periodic benefit costs	1.6	1.3	0.6
Net periodic benefit costs associated with MFS	0.4	0.4	0.1
Net periodic benefit costs included in continuing operations	$1.2	$0.9	$0.5

	Three Months Ended March 31, 2015
	U.S.	Non-U.S.	Postretirement
	Pension	Pension	Health and
(in millions)	Plans	Plans	Other Plans
Service cost - benefits earned during the period	$—	$0.7	$0.1
Interest cost of projected benefit obligations	2.3	2.2	0.5
Expected return on plan assets	(2.2)	(1.9)	—
Amortization of actuarial net loss	1.3	0.6	—
Net periodic benefit costs	1.4	1.6	0.6
Net periodic benefit costs associated with MFS	0.1	0.6	—
Net periodic benefit costs included in continuing operations	$1.3	$1.0	$0.6
18. Restructuring
The Company incurred $4.4 million of restructuring costs related to its workforce reductions at several of its facilities. The following is a roll-forward of all of the Company's restructuring activities for the three months ended March 31, 2016 (in millions):

	Restructuring Reserve Balance as of December 31, 2015	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of March 31, 2016
Total	$6.5	$4.4	$(2.0)	$8.9
19. Recent Accounting Changes and Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-10 - "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, which is discussed below and is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.
In March 2016, the FASB issued ASU 2016-08—"Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This update affects the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is evaluating the impact, if any, the adoption of this ASU will have on its consolidated financial statements.

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
In March 2016, the FASB issued ASU 2016-09 - "Compensation-Stock Compensation" (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is part of the Simplification Initiative, and its objective is to identify, evaluate and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving usefulness of the information provided to users of financial statements. The update involves several aspect of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date for this ASU if for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact, if any, the adoption of this ASU will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-06, "Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments." The amendments clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company is evaluating the impact, if any, the adoption of this ASU will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases", which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, the adoption of this ASU will have on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01: "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact, if any, the adoption of this ASU will have on its consolidated financial statements.
In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This update clarifies the guidance related to accounting for debt issuance costs related to line-of-credit arrangements. In April 2015, the FASB issued ASU 2015-03 which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability; see further discussion of ASU 2015-03 below. The guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. The guidance will be applied on a retrospective basis. The Company adopted this guidance as required beginning January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides guidance on accounting for a software license in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Further, all software licenses are within the scope of Accounting Standards Codification Subtopic 350-40 and will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance as required beginning January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” To simplify the presentation of debt issuance costs, this update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. The guidance will be applied on a retrospective basis. The Company adopted this guidance as required beginning January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 820)—Amendments to the Consolidation Analysis.” This update amends the current consolidation guidance for both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance as required beginning January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance as required beginning January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.

20.  Subsequent Events

The Condensed Consolidated Financial Statements reflect management’s evaluation of subsequent events through May 10, 2016, the date that the Condensed Consolidated Financial Statements as of and for the quarter-ended March 31, 2016 were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations for the Three Months Ended March 31, 2016 and 2015
On March 4, 2016, the Company completed the spin-off of its former foodservice business (“MFS”) into an independent, public company (the “Spin-Off”). As a consequence, the Company’s former MFS operations are now being presented as discontinued operations. See Note 1, “Accounting Policies,” of the Condensed Consolidated Financial Statements for more information.
Analysis of Net Sales
Consolidated net sales for the three months ended March 31, 2016 increased 5.1% to $427.4 million from $406.7 million for the same period in 2015. The increase in sales was primarily due to continued strength in tower cranes as a result of improving residential and commercial construction trends, as well as, new product introductions. This improvement was offset by persistent currency headwinds and ongoing softness in mobile cranes driven largely by the underperformance in the U.S. stemming from lower oil prices. Consolidated net sales for the three months ended March 31, 2016 and March 31, 2015 were unfavorably impacted by $3.6 million and $37.4 million, respectively, from the relative strength of the U.S. Dollar versus foreign currencies.
As of March 31, 2016, total backlog was $502.2 million, a 2.0% decrease from the December 31, 2015 backlog of $512.6 million, and a 34.8% decrease from the March 31, 2015 backlog of $770.0 million.
Analysis of Operating Earnings
Gross profit for the three months ended March 31, 2016 was $81.9 million, an increase of $6.5 million compared to $75.4 million of consolidated gross profit for the same period in 2015. For the three months ended March 31, 2016, the increases in gross profit were partially the result of increases in net sales noted previously, which also resulted in improved absorption of fixed manufacturing costs. In addition to the overall increase in net sales, first quarter operating margins were positively impacted by actions taken over the last twelve months to right-size the business, including plant rationalizations, reductions in force and other operating efficiency gains.
For the three months ended March 31, 2016, engineering, selling and administrative (“ES&A”) expenses decreased $10.3 million to $72.4 million versus $82.7 million for the three months ended March 31, 2015. The decrease in overall ES&A expenses for the three months ended March 31, 2016 compared to the prior year period was due primarily to reduced headcount levels and lower discretionary spending. Corporate ES&A expenses decreased $5.9 million for the three months ended March 31, 2016 compared to prior year periods due to reduced headcount levels, and lower stock based compensation and pension and post-retirement expense. Other expense of $1.4 million for the three months ended March 31, 2016 is comprised primarily of separation equity awards.
The Company's operating earnings for the three months ended March 31, 2016 and 2015 were impacted favorably by $0.4 million and unfavorably by $2.0 million, respectively, from the relative strength of the U.S. Dollar versus foreign currencies.
Analysis of Non-Operating Income Statement Items
The loss on debt extinguishment for the three months ended March 31, 2016 and 2015 was $72.0 million and $0.0 million, respectively. The loss for the three months ended March 31, 2016 consisted of:

•
$31.5 million related to the March 3, 2016 redemption of the 2020 Notes, which included $24.6 million related to the redemption premium and $6.9 million related to the write-off of deferred financing fees,

•	$34.6 million on the redemption of the 2022 Notes comprised of $31.2 million related to redemption premium and $3.4 million related to write-off of deferred financing fees, and

•	$5.9 million on the termination of the Prior Senior Credit Facility as a result of the write-off of deferred financing expenses.

Interest expense for the three months ended March 31, 2016 was $9.7 million versus $23.3 million for the three months ended March 31, 2015. The decrease was due to a lower average debt balance, partially offset by a higher average interest rate. Additionally, the remaining balance of $0.7 million as of March 3, 2016 in derivative liabilities related to termination of fixed-to-float swaps that were previously treated as a decrease to the debt balance for the 2022 Notes and were being amortized to interest expense over the life of the original swap was amortized as an increase to interest expense during the first quarter of 2016.
The Company is continuing its restructuring activities in conjunction with its growth plan. As part of the restructuring, the Company undertook actions to balance capacity in its North American operations during three months ended March 31, 2016. This resulted in $4.4 million of restructuring expense related to workforce reductions in two of its North American facilities compared to $0.2 million in the three months ended March 31, 2015.
Amortization expense for deferred financing fees was $0.9 million for the three months ended March 31, 2016 compared to $1.1 million for the three months ended March 31, 2015.
Other income (expense) for the three months ended March 31, 2016 was $1.1 million of income compared to $0.2 million of expense for the same period in 2015 and was comprised primarily of foreign currency translation.
For the three months ended March 31, 2016, the Company recorded income tax expense of $122.3 million, compared to an income tax benefit of $7.4 million for the three months ended March 31, 2015. The increase in the Company’s tax expense for the three months ended March 31, 2016 relative to the prior year relates primarily to a one-time increase in valuation allowance associated with the Company’s domestic federal and state deferred tax assets and attributes in connection with the Foodservice separation from the Cranes business. In addition to increasing the tax valuation allowance, the Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.
The Company's loss from discontinued operations for the three months ended March 31, 2016 was $3.2 million compared to $17.1 million in income for the same period in 2015. Activity in earnings (loss) from discontinued operations relates primarily to the disposal of the Company's Foodservice segment in March 2016.
Financial Condition
First Three Months of 2016
Cash and cash equivalents balance as of March 31, 2016 totaled $87.2 million, an increase of $23.8 million from the December 31, 2015 balance of $63.4 million, which includes $31.9 million in cash and cash equivalents of discontinued operations.
Cash flows used for operating activities of continuing operations for the first three months of 2016 were $147.1 million compared to cash flows used for continuing operations of $74.1 million for the first three months of 2015.  During the first three months of 2016 compared to the first three months of 2015, the increase in cash flows used for continuing operations was primarily due to cash prepayment penalty of $56.6 million. The use cash from operations in the first three months of 2016 is consistent with historical seasonal trends as the business uses cash to build working capital in anticipation of seasonal sales increases during summer months.
Cash flows used for investing activities of continuing operations of $9.8 million for the first three months of 2016 consisted of capital expenditures of $10.9 million, with the majority related to equipment purchases in North America and Europe, and change in restricted cash of $0.1 million, partially offset by proceeds from sales of property, plant, and equipment of $1.2 million.
Cash flows provided by financing activities of continuing operations of $244.3 million for the first three months of 2016 consisted primarily of proceeds from the offering of the 2021 Notes, partially offset by cash transfered to MFS in conjunction with the Spin-Off. Further, immediately prior to the Spin-Off, MFS issued long-term debt, the majority of the proceeds from which were provided to MTW in the form of a cash dividend. We used this cash dividend to repay our then-outstanding Senior Credit Facility and 2020 Notes and 2022 Notes.
First Three Months of 2015
Cash and cash equivalents balance as of March 31, 2015 totaled $68.2 million, an increase of $0.2 million from the December 31, 2014 balance of $68.0 million. The balances at March 31, 2015, and December 31, 2014, include cash and cash equivalents of discontinued operations of $16.1 million and $16.5 million, respectively.

Cash flows used for operating activities of continuing operations for the first three months of 2015 were $74.1 million. During the first three months of 2015, cash flows used for continuing operations were primarily due to the seasonal increase in working capital in anticipation of seasonal sales increases during summer months.
Cash flows used for investing activities of continuing operations of $6.3 million for the first three months of 2015 primarily consisted of capital expenditures of $8.5 million, with the majority of the capital expenditures related to equipment purchases and the enterprise resource planning ("ERP") system implementation, partially offset by proceeds from sales of property, plant, and equipment of $2.0 million and change in restricted cash of $0.2 million.
Cash flows provided by financing activities of continuing operations of $151.0 million for the first three months of 2015 consisted primarily of proceeds from the revolving credit facility.
Liquidity and Capital Resources
Outstanding debt as of March 31, 2016 and December 31, 2015 is summarized as follows:

(in millions)	March 31, 2016	December 31, 2015
Term loan A	$—	$312.8
Term loan B	—	119.5
Senior notes due 2020	—	613.1
Senior notes due 2022	—	299.2
Senior notes due 2021	248.1	—
Other	63.2	66.3
Deferred financing	(8.3)	(17.1)
Total debt	303.0	1,393.8
Less current portion and short-term borrowings	(33.7)	(67.2)
Long-term debt	$269.3	$1,326.6
On March 3, 2016, the Company entered into a $225.0 million Asset Based Revolving Credit Facility (as amended, the "ABL Revolving Credit Facility") with Wells Fargo Bank, N.A. as Administrative Agent, and JP Morgan Chase Bank, N.A. and Goldman Sachs Bank USA as Joint Lead Arrangers. The ABL Revolving Credit Facility includes a $75.0 million Letter of Credit Facility, $10.0 million of which is available to the German borrower, with a term of 5 years.
The ABL Revolving Credit Facility replaced the $1,050.0 million Third Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”) which was entered on January 3, 2014. The Prior Senior Credit Facility included three different loan facilities. The first was a revolving facility with a five year term in the amount of $500.0 million. The second facility was Term Loan A in the aggregate amount of $350.0 million, with a term of five years. The third facility, Term Loan B in the amount of $200.0 million, had a term of seven years.
The termination of the Prior Senior Credit Facility resulted in a loss of $5.9 million related to the write-off of deferred financing expenses.
On February 18, 2016, the Company entered into an indenture with Wells Fargo Bank, N.A., as trust and collateral agent, and completed the sale of $260.0 million aggregate principal amount of its 12.750% Senior Secured Second Lien Notes due August 15, 2021 (the "2021 Notes"). Interest on the 2021 Notes is payable semi-annually in February and August of each year. The notes were registered under the Securities Act and will be resold by the initial purchasers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act.
On March 3, 2016, the Company redeemed its 8.50% Senior Notes due 2020 (the “2020 Notes”) and 5.875% Senior Notes due 2022 (the “2022 Notes”) for $625.5 million and $330.5 million or 104.250% and 110.167% as expressed as a percentage of the principal amount, respectively.
The redemption of the 2020 Notes resulted in a loss on debt extinguishment of $31.5 million during the first quarter of 2016 and consisted of $24.6 million related to redemption premium and $6.9 million related to write-off of deferred financing fees. Previously monetized derivative assets related to fixed-to-float interest rate swaps were treated as an increase to the debt balance of the 2020 Notes and were being amortized to interest expense over the life of the original swap. As a result of the redemption, the remaining monetization balance of $11.8 million as of March 3, 2016 was amortized as a reduction to interest expense during the first quarter of 2016.

The redemption of the 2022 Notes resulted in a loss on debt extinguishment of $34.6 million during the first quarter of 2016 and consisted of $31.2 million related to redemption premium and $3.4 million related to write-off of deferred financing fees. Previously, derivative liabilities related to termination of fixed-to-float swaps were treated as a decrease to the debt balance of the 2022 Notes and were being amortized to interest expense over the life of the original swap. As a result of the redemption, the remaining balance of $0.7 million as of March 3, 2016 was amortized as an increase to interest expense during the first quarter of 2016.
Outstanding balances under the Company's Prior Senior Credit Facility and Senior Notes due 2020 and 2022 were repaid with proceeds from the Senior Notes due 2021 and a cash dividend from MFS in conjunction with the Spin-Off.
As of March 31, 2016, the Company had outstanding $63.2 million of other indebtedness that has a weighted-average interest rate of approximately 5.24%. This debt includes outstanding line of credit balances and capital lease obligations in its Americas, Asia-Pacific and European regions.
The revolving facility under the ABL Revolving Credit Facility has a maximum borrowing capacity of $225.0 million and expires in March of 2021. During the quarter ended March 31, 2016, the highest daily borrowing was $234.0 million and the average borrowing was $117.4 million, while the average interest rate was 3.54% per annum.  The only borrowings during the quarter on the revolving facility were under the Prior Senior Credit Facility. As of March 31, 2016, the Company had no borrowings outstanding under the ABL Revolving Credit Facility. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability.  Had the Company borrowed as of March 31, 2016, the spreads for LIBOR and Prime borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $160.1 million.
As of March 31, 2016, the Company had no interest rate swaps outstanding related to its Senior Notes.
The balance sheet values of the senior notes as of March 31, 2016 and December 31, 2015 are not equal to the face value of the senior notes because of gains (losses) of previously terminated fixed-to-float interest rate hedges and original issue discounts included in the applicable balance sheet values (see Note 5, "Derivative Financial Instruments" for more information).
As of March 31, 2016, the Company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2021 Notes.  Based upon the Company's current plans and outlook, management believes the Company will be able to comply with these covenants during the subsequent twelve months.
See additional discussion of the Senior Credit Facility and the Senior Notes in Note 9, “Debt,” of the Condensed Consolidated Financial Statements.
The Company’s trailing twelve-month Adjusted EBITDA as of March 31, 2016 was $123.0 million. The Company believes this non-GAAP measure is useful to the reader. The reconciliation of net loss attributable to the Company to Adjusted EBITDA for the trailing twelve months ended March 31, 2016 was as follows:

Trailing Twelve Months,
(in millions)	March 31, 2016
Net loss	$(132.1)
Loss from discontinued operations	(115.9)
Depreciation and amortization	68.1
Interest expense and amortization of deferred financing fees	85.9
Costs due to early extinguishment of debt	72.2
Restructuring expense	14.4
Income taxes	91.4
Pension and post-retirement	14.7
Stock-based compensation	6.9
Other	17.4
Adjusted EBITDA	$123.0
The Company maintains an accounts receivable securitization program with a commitment size of $75.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  See Note 10, “Accounts Receivable Securitization,” of the Condensed Consolidated Financial Statements for further details regarding the program.
The Company’s liquidity position at March 31, 2016 and December 31, 2015 is summarized as follows:

(in millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$87.2	$31.5
Revolver borrowing capacity	160.1	500.0
Less: Borrowings on revolver	—	—
Less: Outstanding letters of credit	(26.3)	(5.7)
Total liquidity	$221.0	$525.8
The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.
The Company has not provided for additional U.S. income taxes on approximately $484.6 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At March 31, 2016, approximately $39.1 million of the Company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the Company has asserted are permanently reinvested. The Company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the Company does not currently forecast a need for these funds in the U.S. because its U.S. operations and debt service are supported by the cash generated by its U.S. operations.
Critical Accounting Policies
Our critical accounting policies have not materially changed since the 2015 Form 10-K was filed.
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
In addition to the assumptions, uncertainties, and other information referred to specifically in the forward-looking statements, a number of factors could cause actual results to be significantly different from what is presented in this quarterly report. Those factors include, without limitation, the following:
Cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; unanticipated changes in global demand for high-capacity lifting equipment; changes in demand for lifting equipment in emerging economies; the replacement cycle of technologically obsolete cranes; crude oil prices; and demand for used equipment.
Corporate - possible negative effects on the company’s business operations, assets, or financial results as a result of the Spin-Off; changes in laws and regulations, as well as their enforcement, throughout the world; the ability to complete and appropriately integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances, joint ventures and other strategic alternatives; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, and unanticipated issues associated with transitional services; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; the ability to focus and capitalize on product quality and reliability; issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, and/or consolidations of existing facilities and operations; efficiencies and capacity utilization of facilities; actions of competitors, including competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; matters impacting the successful and timely implementation of ERP systems; changes in domestic and international economic and industry conditions, including steel industry conditions and the price of oil; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; unanticipated changes in capital and financial markets; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks; pressure of financing leverage; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; growth of general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms); unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of tax audits; unanticipated changes in customer demand; the ability to increase operational efficiencies and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; actions of activist shareholders; risks associated with data security and technological systems and protections; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; government approval and funding of projects; and other events outside our control.
Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The company’s market risk disclosures have not materially changed since the 2015 Form 10-K was filed.  The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2015.
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

PART II.  OTHER INFORMATION
Item 1A. Risk Factors
The company’s risk factors disclosures have not materially changed since the 2015 Form 10-K was filed. The company’s risk factors are incorporated by reference from Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 6.  Exhibits
(a)   Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2016	The Manitowoc Company, Inc.
(Registrant)

/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

/s/ Carl J. Laurino
Carl J. Laurino
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
March 31, 2016

Exhibit No.	Description	Filed/Furnished Herewith

2.1
Master Separation and Distribution Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

4.1
Indenture, dated February 18, 2016, between MTW Cranes Escrow Corp. and Wells Fargo Bank, National Association, as trustee and collateral agent (the “2016 Indenture”) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated February 18, 2016).

4.2
Form of 12.75% Senior Secured Second Lien Note due 2021 (included as Exhibit A to the 2016 Indenture) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, dated February 18, 2016).

4.3
First Supplemental Indenture, dated March 3, 2016, by and among MTW Cranes Escrow Corp., The Manitowoc Company, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.1
Note Purchase Agreement, dated February 8, 2016, between MTW Cranes Escrow Corp., The Manitowoc Company, Inc., the guarantors named therein, and Goldman, Sachs & Co., for itself and on behalf of the several initial purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated February 5, 2016).

10.2
Transition Services Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.3 (a)
Tax Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.3(b)
Employee Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.4
Amendment, dated March 28, 2016, to the Employee Matters Agreement, effective as of March 4, 2016, by and between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 28, 2016).

10.5
Intellectual Property Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.6
Credit Agreement, dated March 3, 2016, among Wells Fargo Bank, National Association, as administrative agent, the financial institutions from time to time party thereto, as lenders, and The Manitowoc Company, Inc., Manitowoc Cranes, LLC, Grove U.S. L.L.C., and Manitowoc Crane Group Germany GmbH, as borrowers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.7
Receivables Purchase Agreement, dated March 3, 2016, by and among Manitowoc Funding, LLC, as seller, The Manitowoc Company, Inc., as servicer, and Wells Fargo Bank, N.A., as purchaser and as agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.8	The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan, as amended.	X

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith
(2)  Furnished Herewith