Form 10-Q
period 2016-09-30
MANITOWOC CO INC
filed 2016-11-03
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2016, the most recent practicable date, was 138,772,087.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$349.8	$438.2	$1,234.9	$1,322.6
Cost of sales	308.3	368.3	1,023.3	1,082.4
Gross profit	41.5	69.9	211.6	240.2
Operating costs and expenses:
Engineering, selling and administrative expenses	73.0	77.6	218.8	239.8
Asset impairment expense	96.9	—	96.9	—
Amortization expense	0.7	0.8	2.2	2.3
Restructuring expense	3.9	(0.4)	17.1	0.4
Other	0.5	0.1	2.3	—
Total operating costs and expenses	175.0	78.1	337.3	242.5

Operating loss	(133.5)	(8.2)	(125.7)	(2.3)

Other income (expense):
Interest expense	(10.0)	(24.0)	(29.6)	(71.3)
Amortization of deferred financing fees	(0.5)	(1.1)	(1.8)	(3.2)
Loss on debt extinguishment	—	—	(76.3)	—
Other income (expense) - net	0.5	(2.4)	3.7	0.2
Total other expense	(10.0)	(27.5)	(104.0)	(74.3)
Loss from continuing operations before taxes	(143.5)	(35.7)	(229.7)	(76.6)
(Benefit) provision for taxes on income	(5.3)	(6.1)	116.9	(17.3)
Loss from continuing operations	(138.2)	(29.6)	(346.6)	(59.3)

Discontinued operations:
(Loss) income from discontinued operations, net of income taxes of $1.8, $17.2, $0.5 and $41.9, respectively	(1.8)	34.4	(5.8)	79.0
Net (loss) income	$(140.0)	$4.8	$(352.4)	$19.7

Basic (loss) income per common share:
Loss from continuing operations	$(1.00)	$(0.22)	$(2.52)	$(0.44)
(Loss) income from discontinued operations	(0.01)	0.25	(0.04)	0.58
Basic (loss) income per common share	$(1.01)	$0.04	$(2.56)	$0.14

Diluted (loss) income per common share:
Loss from continuing operations	$(1.00)	$(0.22)	$(2.52)	$(0.44)
(Loss) income from discontinued operations	(0.01)	0.25	(0.04)	0.58
Diluted (loss) income per common share:	$(1.01)	$0.04	$(2.56)	$0.14

Weighted average shares outstanding - basic	138,422,953	136,164,053	137,390,809	135,983,603
Weighted average shares outstanding - diluted	138,422,953	136,164,053	137,390,809	135,983,603
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(140.0)	$4.8	$(352.4)	$19.7
Other comprehensive income (loss), net of tax
Unrealized (loss) income on derivatives, net of income tax provision (benefit) of $0.0, $(0.2), $0.0 and $(0.4), respectively	0.2	(0.3)	1.7	(0.1)
Employee pension and postretirement benefits, net of income tax provision of $0.0, $0.5, $0.0 and $1.5, respectively	1.1	1.4	3.5	4.2
Foreign currency translation adjustments	5.7	(18.5)	37.5	(72.7)
Total other comprehensive income (loss), net of tax	7.0	(17.4)	42.7	(68.6)
Comprehensive loss	$(133.0)	$(12.6)	$(309.7)	$(48.9)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2016 and December 31, 2015
(Unaudited)
(In millions, except share data)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and temporary investments	$42.9	$31.5
Accounts receivable, less allowances of $10.0 and $12.8, respectively	132.5	155.7
Inventories — net	496.3	452.6
Notes receivable — net	60.4	65.1
Other current assets	54.5	45.9
Current assets of discontinued operations	—	254.2
Total current assets	786.6	1,005.0

Property, plant and equipment — net	315.3	410.7
Goodwill	309.8	306.5
Other intangible assets — net	118.9	119.3
Other long-term assets	63.1	191.2
Long-term assets held for sale	5.5	5.5
Long-term assets of discontinued operations	—	1,501.5
Total assets	$1,599.2	$3,539.7
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$350.3	$436.3
Short-term borrowings and current portion of long-term debt	15.3	67.2
Product warranties	38.4	35.9
Customer advances	10.3	10.3
Product liabilities	21.4	21.9
Current liabilities of discontinued operations	—	312.0
Total current liabilities	435.7	883.6
Non-Current Liabilities:
Long-term debt	293.0	1,330.4
Deferred income taxes	41.6	25.6
Pension obligations	79.6	99.4
Postretirement health and other benefit obligations	36.7	44.4
Long-term deferred revenue	23.6	29.7
Other non-current liabilities	65.5	87.3
Long-term liabilities of discontinued operations	—	219.8
Total non-current liabilities	540.0	1,836.6
Commitments and contingencies (Note 16)
Total Stockholders' Equity:
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 138,772,087 and 136,617,161 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	566.0	558.0
Accumulated other comprehensive loss	(116.4)	(207.8)
Retained earnings	238.3	539.5
Treasury stock, at cost (24,403,841 and 26,558,767 shares, respectively)	(65.8)	(71.6)
Total stockholders' equity	623.5	819.5
Total liabilities and stockholders' equity	$1,599.2	$3,539.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operations:
Net (loss) income	$(352.4)	$19.7
Adjustments to reconcile net (loss) income to cash used for operating activities of continuing operations:
Asset impairment	96.9	—
Discontinued operations, net of income taxes	5.8	(79.0)
Depreciation	34.9	36.5
Amortization of intangible assets	2.2	2.3
Amortization of deferred financing fees	1.8	3.2
Deferred income taxes	127.8	33.8
Loss on early debt extinguishment	15.4	—
Loss (gain) on sale of property, plant and equipment	1.1	(0.3)
Other	(2.7)	8.7
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	25.3	(12.8)
Inventories	(36.2)	(103.4)
Other assets	13.1	16.9
Accounts payable	(87.0)	(25.8)
Accrued expenses and other liabilities	(10.0)	23.4
Net cash used for operating activities of continuing operations	(164.0)	(76.8)
Net cash (used for) provided by operating activities of discontinued operations	(65.5)	2.9
Net cash used for operating activities	(229.5)	(73.9)

Cash Flows from Investing:
Capital expenditures	(34.8)	(31.9)
Proceeds from fixed assets	2.3	6.2
Other	(0.3)	3.2
Net cash used for investing activities of continuing operations	(32.8)	(22.5)
Net cash used for investing activities of discontinued operations	(2.4)	(10.1)
Net cash used for investing activities	(35.2)	(32.6)

Cash Flows from Financing:
Proceeds from revolving credit facility	20.0	169.0
Payments on long-term debt	(1,372.0)	(47.6)
Proceeds from long-term debt	262.0	1.6
Payments on notes financing - net	(8.7)	(10.0)
Debt issuance costs	(8.9)	—
Exercises of stock options	6.4	4.0
Dividend from spun-off subsidiary	1,361.7	—
Cash transferred to spun-off subsidiary	(17.7)	—
Net cash provided by financing activities of continuing operations	242.8	117.0
Net cash provided by financing activities of discontinued operations	0.2	0.1
Net cash provided by financing activities	243.0	117.1

Effect of exchange rate changes on cash	1.2	(3.4)

Net (decrease) increase in cash and cash equivalents	(20.5)	7.2
Balance at beginning of period, including cash of discontinued operations of $31.9 and $16.5	63.4	68.0
Balance at end of period, including cash of discontinued operations of $0.0 and $47.3	$42.9	$75.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015
1. Accounting Policies and Basis of Presentation
Manitowoc is a leading provider of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes, and boom trucks. The Company has one reportable segment, the Crane business. The segment was identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, the cash flows for the same nine-month periods, and the financial position at September 30, 2016 and December 31, 2015, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature.  The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2015.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements.  However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.
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
During the first quarter of 2016, in conjunction with the Spin-Off, the Company identified an out-of-period adjustment related to deferred tax assets, which originated prior to 2010, whereby the Company had understated the deferred tax assets by $6.2 million at each balance sheet date prior to March 31, 2016. In the first quarter of 2016, the Company recorded an adjustment to the deferred tax assets and the income tax provision on continuing operations to record the out-of-period adjustment.  Additionally, the Company identified an out-of-period adjustment in MFS’ deferred tax assets, which also originated prior to 2010, whereby the Company had understated the deferred tax assets by $2.9 million at each balance sheet date prior to March 31, 2016. In the first quarter of 2016, prior to the Spin-Off, the Company recorded an adjustment to the deferred tax assets and the income tax provision on discontinued operations to correct the out-of-period adjustment.  The Company does not believe that these adjustments were material to its Condensed Consolidated Financial Statements.
During the second quarter of 2016, the Company identified two adjustments to the previously issued financial statements for the three months ended March 31, 2016. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standards Codification ("ASC") Topic 250, "Accounting Changes and Error Corrections" and ASC Topic 250-10-S99-1, "Assessing Materiality." The Company determined that these errors were not material to the Company's prior interim period consolidated financial statements and therefore, amending the previously filed report was not required. However, the Company determined that the impact of the corrections would be too significant to record within the second quarter of 2016. As such, the revision for the corrections is reflected in the financial information of the applicable prior periods.
The adjustments identified during the second quarter of 2016 were as follows:

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

•
Adjustment related to the classification of income tax expense between continuing operations and discontinued operations in the three months ended March 31, 2015, whereby the Company had understated the benefit for taxes on continuing operations and understated the income tax provision on discontinued operations by $2.1 million.

A summary of the adjustments on the impacted financial statement line items in the Condensed Consolidated Statements of Operations as revised and as previously presented in the March 31, 2016 Form 10-Q is as follows:

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
During the third quarter of 2016, the Company identified one adjustment to the previously issued financial statements whereby the Company, at each balance sheet date since March 2014, incorrectly classified a note receivable balance from Manitowoc's former joint venture partner Manitowoc Dong Yue as restricted cash. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standards Codification ("ASC") Topic 250, "Accounting Changes and Error Corrections" and ASC Topic 250-10-S99-1, "Assessing Materiality." The Company determined that this error was not material to the Company's prior interim and annual period consolidated financial statements and therefore, amending the previously filed reports was not required. However, the Company determined that for purposes of comparability, the revision for the correction is reflected in the financial information of the applicable prior periods. The impact to the December 31, 2015 balance sheet is a reclassification of $14.0 million of restricted cash to $5.4 million in short-term notes receivable and $8.6 million of long-term notes receivable.
2. Discontinued Operations
On March 4, 2016, Manitowoc completed the Spin-Off of MFS. The financial results of MFS are presented as income (loss) from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Operations. The following table presents the financial results of MFS through the date of the Spin-Off for the indicated periods and do not include corporate overhead allocations:

Major classes of line items constituting earnings from discontinued operations before income taxes related to MFS
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net sales	$—	$425.3	$219.6	$1,178.4

Cost of sales	—	289.5	141.5	807.9
Engineering, selling and administrative expenses	—	66.8	48.3	207.9
Amortization expense	—	7.8	5.2	23.5
Restructuring expense	—	0.8	0.3	1.2
Separation expense	—	10.0	27.7	19.8
Other	—	—	—	0.5
Total operating costs and expenses	—	374.9	223.0	1,060.8
(Loss) earnings from operations	—	50.4	(3.4)	117.6
Other (expense) income	—	1.2	(1.8)	3.4
(Loss) earnings from discontinued operations before income taxes	—	51.6	(5.2)	121.0
(Benefit) provision for taxes on earnings	1.8	17.2	0.5	41.9
(Loss) earnings from discontinued operations, net of income taxes	$(1.8)	$34.4	$(5.7)	$79.1

The assets and liabilities of MFS have been classified as discontinued operations as of December 31, 2015. No assets or liabilities of MFS are reflected on the Company's Condensed Consolidated Balance Sheet as of September 30, 2016. These amounts consisted of the following carrying amounts in each major class at December 31, 2015:

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
The Company did not record any separation costs related to the Spin-Off during the three months ended September 30, 2016. During the three months ended September 30, 2015, the Company recorded $10.0 million of separation costs related to the Spin-Off. During the nine months ended September 30, 2016 and 2015 the Company recorded $27.7 million and $19.8 million, respectively, of separation costs related to the Spin-Off. Separation costs consist primarily of professional and consulting fees, and are included in the results of discontinued operations.
In each of the nine months ended September 30, 2016 and 2015, the Company recorded $0.1 million in expenses of various other businesses disposed of prior to 2014, consisting primarily of administrative costs. There were no expenses recorded in the three months ended September 30, 2016 and 2015 related to those other businesses. This is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.
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
On December 7, 2015, Manitowoc sold a non-material MFS subsidiary, Kysor Panel Systems, a manufacturer of wood frame and high-density rail panel systems for walk-in freezers and coolers for the retail and convenience-store markets. The sale price for the transaction was approximately $85 million, with cash proceeds received of approximately $78 million used to reduce outstanding debt. As a result of the Spin-Off, the results of this business are classified in discontinued operations.
4. Fair Value of Financial Instruments
The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.2	$—	$0.2
Total current assets at fair value	$—	$0.2	$—	$0.2
Current Liabilities:
Foreign currency exchange contracts	$—	$5.8	$—	$5.8
Commodity contracts	—	0.2	—	0.2
Total current liabilities at fair value	$—	$6.0	$—	$6.0

	Fair Value as of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.3	$—	$0.3
Total current assets at fair value	$—	$0.3	$—	$0.3
Current Liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.7	—	0.7
Interest rate swap contracts: Float-to-fixed	—	1.7	—	1.7
Total current liabilities at fair value	$—	$3.5	$—	$3.5
Non-current Liabilities:
Interest rate swap contracts: Float-to-fixed	$—	$0.6	$—	$0.6
Foreign currency exchange contracts	—	0.1	—	0.1
Total non-current liabilities at fair value	$—	$0.7	$—	$0.7
The fair value of the Company's 12.750% Senior Secured Second Lien Notes due 2021 was $280.8 million as of September 30, 2016. The fair value of the Company’s 8.50% Senior Notes due 2020 was $623.1 million as of December 31, 2015 and the fair value of the Company’s 5.875% Senior Notes due 2022 was $310.6 million as of December 31, 2015; these Senior Notes were redeemed on March 3, 2016. The fair values of the Company’s previously outstanding Term Loans under its Prior Senior Credit Facility, which was replaced by the ABL Revolving Credit Facility (as defined in Note 10, “Debt”) on March 3, 2016, were as follows as of December 31, 2015: Term Loan A - $307.7 million and Term Loan B - $116.7 million. The Term Loans were repaid in conjunction with the Spin-Off. See Note 10, “Debt,” for a description of the debt instruments and their related carrying values.
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
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its Senior Notes and estimated the fair value of its previously outstanding Term Loans based on quoted market prices of the instruments; because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 11, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the ABL Revolving Credit Facility, approximate fair value, without being discounted as of September 30, 2016 and December 31, 2015, due to the short-term nature of these instruments.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  In the next twelve months, the Company estimates that $0.3 million of unrealized losses net of tax related to commodity price and currency exchange rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for between twelve and twenty-four months, respectively, depending on the type of risk being hedged.
As of September 30, 2016 and December 31, 2015, the Company had the following outstanding commodity and foreign currency exchange contracts that were intended to hedge forecasted transactions:

Designated Hedging Instruments	Units Hedged
Commodity	September 30, 2016	December 31, 2015	Unit	Type
Natural Gas	62,875	175,617	MMBtu	Cash Flow
Steel	4,585	4,811	Tons	Cash Flow

Designated Hedging Instruments	Units Hedged
Short Currency	September 30, 2016	December 31, 2015	Type
Australian Dollar	3,598,634	—	Cash Flow
European Euro	21,875,317	—	Cash Flow
South Korean Won	496,671,700	1,533,257,930	Cash Flow
Singapore Dollar	1,800,000	1,800,000	Cash Flow
British Pound	191,411	—	Cash Flow
Japanese Yen	133,928,500	245,915,700	Cash Flow
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
As of September 30, 2016 and December 31, 2015, the Company had no outstanding fixed-to-float interest rate swaps related to the Senior Notes.

See Note 10, “Debt,” for a description of the debt instruments.
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Other income, net in the Condensed Consolidated Statements of Operations.  As of September 30, 2016 and December 31, 2015, the Company had the following outstanding foreign currency exchange contracts that were not designated as hedging instruments:

Non Designated Hedging Instruments	Units Hedged
Short Currency	September 30, 2016	December 31, 2015	Recognized Location	Purpose
European Euro	—	20,490,320	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	170,000	17,321,106	Other income, net	Accounts Payable and Receivable Settlement
Japanese Yen	—	70,518,463	Other income, net	Accounts Payable and Receivable Settlement
British Pound	27,284	4,840,238	Other income, net	Accounts Payable and Receivable Settlement
Singapore Dollar	800,000	500,000	Other income, net	Accounts Payable and Receivable Settlement
The fair value of outstanding derivative contracts designated as hedging instruments and recorded as assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 was as follows:

Designated Hedging Instruments		ASSET DERIVATIVES
		September 30, 2016	December 31, 2015
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.2	$0.3
Total derivatives designated as hedging instruments		$0.2	$0.3

Total asset derivatives	$0.2	$0.3
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 was as follows:

		LIABILITY DERIVATIVES
		September 30, 2016	December 31, 2015
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.4	$0.2
Commodity contracts	Accounts payable and accrued expenses	0.2	0.7
Interest rate swap contracts: Float-to-fixed	Accounts payable and accrued expenses	—	1.7
Foreign exchange contracts	Other non-current liabilities	—	0.1
Interest rate swap contracts: Float-to-fixed	Other non-current liabilities	—	0.6
Total derivatives designated as hedging instruments		$0.6	$3.3

		LIABILITY DERIVATIVES
		September 30, 2016	December 31, 2015
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$5.4	$0.9
Total derivatives NOT designated as hedging instruments		$5.4	$0.9

Total liability derivatives		$6.0	$4.2

6. Inventories
The components of inventories as of September 30, 2016 and December 31, 2015 are summarized as follows:

(in millions)	September 30, 2016	December 31, 2015
Inventories:
Raw materials	$125.3	$155.3
Work-in-process	134.3	116.3
Finished goods	312.7	251.7
Total inventories	572.3	523.3
Excess and obsolete inventory reserve	(43.2)	(34.1)
Net inventories at FIFO cost	529.1	489.2
Excess of FIFO costs over LIFO value	(32.8)	(36.6)
Inventories — net	$496.3	$452.6
7. Notes Receivable
Notes receivable balances as of September 30, 2016 and December 31, 2015, consisted primarily of amounts due to the Company's captive finance company in China. As of September 30, 2016, the Company had current and long-term notes receivable in the amount of $60.4 million and $35.1 million, respectively. As of December 31, 2015, the Company had current and long-term notes receivable in the amount of $65.1 million and $56.7 million, respectively. Long-term notes receivable are included within other long-term assets on the Condensed Consolidated Balance Sheet.
8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows:

(in millions)	Total
Balance as of December 31, 2015	$306.5
Foreign currency impact	3.3
Balance as of September 30, 2016	$309.8
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
The cranes business provides engineered lifting products that are used in a wide variety of applications, including energy and utilities, petrochemical and industrial projects, infrastructure development such as road, bridge and airport construction, and commercial and high-rise residential construction. The decline in oil prices and resulting slowdown in upstream oil & gas activity, as well as uncertainty in global macroeconomic factors related to infrastructure and construction, has caused the Company's customers to defer or reduce capital spending.
A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining the fair value of the reporting unit. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, impairment charges could be required. Weakening industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in the use of the assets or in entity structure may adversely impact the assumptions used in the valuations. The Company continually monitors market conditions and determines if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. In the event the Company determines that assets are impaired in the future, the Company would recognize a non-cash impairment charge, which could have a material adverse effect on the Company’s Condensed Consolidated Balance Sheets and Results of Operations.
The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$95.8	$—	$95.8	$94.2	$—	$94.2
Customer relationships	10.4	(7.7)	2.7	10.4	(7.1)	3.3
Patents	29.6	(28.1)	1.5	29.1	(26.6)	2.5
Engineering drawings	10.3	(10.1)	0.2	10.2	(9.3)	0.9
Distribution network	18.7	—	18.7	18.4	—	18.4
Other intangibles	0.3	(0.3)	—	0.3	(0.3)	—
Total	$165.1	$(46.2)	$118.9	$162.6	$(43.3)	$119.3
Amortization expense for the three months ended September 30, 2016 and 2015 was $0.7 million and $0.8 million, respectively.
Amortization expense for the nine months ended September 30, 2016 and 2015 was $2.2 million and $2.3 million, respectively.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at September 30, 2016 and December 31, 2015 are summarized as follows:

(in millions)	September 30, 2016	December 31, 2015
Trade accounts payable	$184.3	$268.5
Employee related expenses	30.2	35.0
Accrued vacation	23.4	25.1
Miscellaneous accrued expenses	112.4	107.7
Total	$350.3	$436.3

10. Debt
Outstanding debt at September 30, 2016 and December 31, 2015 is summarized as follows:

(in millions)	September 30, 2016	December 31, 2015
Revolving credit facility	$20.0	$—
Term loan A	—	312.8
Term loan B	—	119.5
Senior notes due 2020	—	613.1
Senior notes due 2022	—	299.2
Senior secured second lien notes due 2021	249.2	—
Other	43.3	66.3
Deferred financing costs	(4.2)	(13.3)
Total debt	308.3	1,397.6
Short-term borrowings and current portion of long-term debt	(15.3)	(67.2)
Long-term debt	$293.0	$1,330.4
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
In October 2016, the ABL Revolving Credit Facility was amended to accommodate certain previously restricted activities related to the relocation of its manufacturing operations from Manitowoc, WI to Shady Grove, PA as announced during the third quarter of 2016. Among other things, the amendment will allow the Company to transfer, sell, and/or impair fixed assets located at the Manitowoc, WI facility with limited impact on the availability under the facility.
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
As of December 31, 2015, the Company had $175.0 million notional amount of float-to-fixed interest rate swaps outstanding related to Term Loan A under the Prior Senior Credit Facility that were designated as cash flow hedges. As a result, $175.0 million of Term Loan A was hedged at an interest rate of 1.635%, plus the applicable spread based on the Consolidated Total Leverage Ratio of the Company as defined under the Prior Senior Credit Facility. Interest rate swaps were terminated concurrent with the Spin-Off resulting in a loss of $4.3 million.

On February 18, 2016, the Company entered into an indenture with Wells Fargo Bank, N.A., as trust and collateral agent, and completed the sale of $260.0 million aggregate principal amount of its 12.750% Senior Secured Second Lien Notes due August 15, 2021 (the "2021 Notes"). Interest on the 2021 Notes is payable semi-annually in February and August of each year. The 2021 Notes were sold pursuant to exemptions from registration under the Securities Act of 1933.
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
The 2021 Notes are redeemable, at the Company’s option, in whole or in part from time to time, at any time prior to February 15, 2019, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued but unpaid interest to the date of redemption. In addition, the Company may redeem the 2021 Notes in whole or in part for a premium at any time on or after February 15, 2019. The following would be the principal and premium paid by the Company, expressed as percentages of the principal amount thereof, if it redeems the 2021 Notes during the periods as set forth below:

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
As of September 30, 2016, the Company had outstanding $43.3 million of other indebtedness that has a weighted-average interest rate of approximately 5.41%.  This debt includes outstanding line of credit balances and capital lease obligations.

As of September 30, 2016, the Company had $20.0 million of borrowings outstanding on the ABL Revolving Credit Facility. During the quarter ended September 30, 2016, the highest daily borrowing was $29.5 million and the average borrowing was $8.1 million, while the average annual interest rate was 2.89%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability.  As of September 30, 2016, the spreads for LIBOR and Prime borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $145.6 million, which represents revolver borrowing capacity of $182.3 million less current non pre-payable borrowings of $20.0 million and outstanding letters of credit of $16.7 million. We also had on-hand $16.0 million in money market funds as of September 30, 2016, which results in net availability under the ABL Revolving Credit Facility of $161.6 million.
As of September 30, 2016, the Company had no interest rate swaps outstanding related to the 2021 Notes.
The balance sheet values of the Senior Notes as of September 30, 2016 and December 31, 2015 are not equal to the face value of the Senior Notes because of original issue discounts and gains (losses) of previously terminated fixed-to-float interest rate hedges (see Note 5, "Derivative Financial Instruments" for more information), respectively, which are included in the applicable balance sheet values.
Effective January 1, 2016, the Company adopted ASC No. 2015-03 and has classified its net deferred financing costs related to its 2021 Notes as a direct deduction from long-term debt versus as a deferred asset. Net deferred financing costs associated with the Company's ABL Revolving Credit Facility are classified as a deferred asset and are included with other long-term assets.
As of September 30, 2016, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2021 Notes.  Based upon the Company's current plans and outlook, management believes the Company will be able to comply with these covenants during the subsequent twelve months.
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
Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $36.5 million and $64.2 million as of September 30, 2016 and December 31, 2015, respectively.
Due to an average collection cycle of less than 60 days for such accounts receivable, as well as, the Company’s collection history, the fair value of the Company’s deferred purchase price notes approximates book value.  The fair value of the deferred purchase price notes recorded as of September 30, 2016 and December 31, 2015 was $20.4 million and $54.1 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
The securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a minimum fixed charge coverage ratio which is the same as the covenant ratio required per the ABL Revolving Credit Facility. As of September 30, 2016, the Company was

in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the RPA, as amended. Based on management’s current plans and outlook, it believes the Company will be able to comply with these covenants during the subsequent twelve months.
12.  Income Taxes
For the three months ended September 30, 2016, the Company recorded income tax benefit of $5.3 million compared to an income tax benefit of $6.1 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company recorded income tax expense of $116.9 million compared to an income tax benefit of $17.3 million for the nine months ended September 30, 2015. The increase in the Company’s tax expense for the nine months ended September 30, 2016 relative to the prior year relates primarily to a non-cash charge of $113.1 million in relation to the valuation allowance associated with the Company’s domestic federal and state deferred tax assets and attributes in connection with the Spin-Off. During the three months ended September 30, 2016, the Company filed its 2015 federal income tax return, which was the primary driver of the $7.1 million reduction to the previously recorded valuation allowance. In addition to the non-cash charge related to the valuation allowance, the Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.
The Company has reserved all of its domestic net deferred tax assets as of September 30, 2016, with a valuation allowance in accordance with the provisions of ASC 740, "Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of June 30, 2016, the Company had recorded $120.2 million of valuation allowances attributable to its domestic net deferred tax assets. During the three months ended September 30, 2016, the Company filed its 2015 federal income tax return, which was the primary driver of the $7.1 million reduction to the previously recorded valuation allowance. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized.
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
The Company’s unrecognized tax benefits, excluding interest and penalties, were $17.6 million as of September 30, 2016, and $19.4 million as of December 31, 2015.
The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of September 30, 2016, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

13. Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	138,422,953	136,164,053	137,390,809	135,983,603
Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares outstanding	138,422,953	136,164,053	137,390,809	135,983,603
For the three months ended September 30, 2016 and September 30, 2015, 1.0 million and 3.4 million, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares. For the nine months ended September 30, 2016 and September 30, 2015, respectively, 1.0 million and 2.9 million of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares.
For the three months ended September 30, 2016 and September 30, 2015, the total number of potentially dilutive options was 4.1 million and 1.2 million, respectively. For the nine months ended September 30, 2016 and September 30, 2015, the total number of potentially dilutive options was 3.2 million and 1.3 million, respectively. Because the Company had a loss from continuing operations for the quarter, these dilutive options were not included in the computation of diluted net loss per common share since doing so would decrease the loss per share.
No cash dividends were paid during each of the three and nine months ended September 30, 2016 and September 30, 2015.
14.  Stockholders’ Equity
The following is a roll forward of retained earnings for the nine months ended September 30, 2016 and 2015:

(in millions)	Retained Earnings
Balance at December 31, 2015	$539.5
Net loss	(352.4)
Distribution of MFS	51.2
Balance at September 30, 2016	$238.3

(in millions)	Retained Earnings
Balance at December 31, 2014	$486.9
Net income	19.7
Balance at September 30, 2015	$506.6
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

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2015	$(3.8)	$(82.6)	$(121.4)	$(207.8)
Other comprehensive (loss) income before reclassifications	(2.7)	—	49.2	46.5
Amounts reclassified from accumulated other comprehensive income	4.3	1.2	—	5.5
Net current period other comprehensive income	1.6	1.2	49.2	52.0
Distribution of MFS	2.1	44.5	2.1	48.7
Balance at March 31, 2016	(0.1)	(36.9)	(70.1)	(107.1)
Other comprehensive loss before reclassifications	—	—	(17.4)	(17.4)
Amounts reclassified from accumulated other comprehensive (loss) income	(0.1)	1.2	—	1.1
Net current period other comprehensive (loss) income	(0.1)	1.2	(17.4)	(16.3)
Balance at June 30, 2016	(0.2)	(35.7)	(87.5)	(123.4)
Other comprehensive income (loss) before reclassifications	—	—	5.7	5.7
Amounts reclassified from accumulated other comprehensive income	0.2	1.1	—	1.3
Net current period other comprehensive income	0.2	1.1	5.7	7.0
Balance at September 30, 2016	$—	$(34.6)	$(81.8)	$(116.4)

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2014	$(6.3)	$(95.0)	$(29.2)	$(130.5)
Other comprehensive loss before reclassifications	(6.9)	—	(62.8)	(69.7)
Amounts reclassified from accumulated other comprehensive income	2.8	1.4	—	4.2
Net current period other comprehensive (loss) income	(4.1)	1.4	(62.8)	(65.5)
Balance at March 31, 2015	(10.4)	(93.6)	(92.0)	(196.0)
Other comprehensive income before reclassifications	1.0	—	8.6	9.6
Amounts reclassified from accumulated other comprehensive income	3.3	1.4	—	4.7
Net current period other comprehensive income	4.3	1.4	8.6	14.3
Balance at June 30, 2015	(6.1)	(92.2)	(83.4)	(181.7)
Other comprehensive income (loss) before reclassifications	(3.2)	—	(18.5)	(21.7)
Amounts reclassified from accumulated other comprehensive income	2.9	1.4	—	4.3
Net current period other comprehensive (loss) income	(0.3)	1.4	(18.5)	(17.4)
Balance at September 30, 2015	$(6.4)	$(90.8)	$(101.9)	$(199.1)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Commodity contracts	$(0.2)	$(1.2)		Cost of sales
Interest rate swap contracts: Float-to-fixed	—	(4.3)		Interest expense
	(0.2)	(5.5)		Total before tax
	—	1.1		Tax benefit
	$(0.2)	$(4.4)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.1)	$(3.5)	(a)
	(1.1)	(3.5)		Total before tax
	—	—		Tax benefit
	$(1.1)	$(3.5)		Net of tax

Total reclassifications for the period	$(1.3)	$(7.9)		Net of tax

(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).
The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(2.9)	$(10.0)		Cost of sales
Commodity contracts	(1.1)	(2.5)		Cost of sales
Interest rate swap contracts: Float-to-fixed	(0.6)	(1.9)		Interest Expense
	(4.6)	(14.4)		Total before tax
	1.7	5.4		Tax benefit
	$(2.9)	$(9.0)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.9)	$(5.8)	(a)
	(1.9)	(5.8)		Total before tax
	0.5	1.5		Tax benefit
	$(1.4)	$(4.3)		Net of Tax

Total reclassifications for the period	$(4.3)	$(13.3)		Net of Tax

(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).

15.  Stock-Based Compensation
The Company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013 and replaced several of the Company's incentive plans (collectively referred to as the "Prior Plans"). No new awards may be granted under the Prior Plans; however, outstanding awards under the Prior Plans will continue in force and effect until vested, exercised, forfeited or expired pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares or performance unit awards. The total number of shares of the Company’s common stock originally available for awards under the 2013 Omnibus Plan was 8.0 million shares, subject to adjustment for stock splits, stock dividends and certain other transactions or events. On March 20, 2016, the Board of Directors approved an amendment to the 2013 Plan to reflect the effect of the Spin-Off in accordance with the 2013 Plan’s provisions governing such adjustments; as a result, a total of 28,184,595 shares were available for future awards under the 2013 Plan as of that date.
Performance shares are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2016 are based fifty percent (50%) on total shareholder return relative to peers and fifty percent (50%) on the weighted average return on invested capital (ROIC) over the three-year performance period. Shares granted in 2014 were modified as of the Spin-Off date such that payout will be at target with service through December 31, 2016. Depending on the foregoing factors, the number of shares granted could range from zero to 1.3 million and zero to 0.1 million for the 2016 and 2014 performance share grants, respectively. Due to the Spin-Off, awards with performance conditions other than service were not granted in 2015.
The Company granted options to acquire 1.8 million and 0.5 million shares of common stock to employees during the nine months ended September 30, 2016 and 2015, respectively.  In addition, the Company issued a total of 1.4 million restricted stock units ("RSUs") to employees and directors during the nine months ended September 30, 2016 and 0.4 million restricted stock units to employees and directors during the nine months ended September 30, 2015.  The RSUs granted to employees vest on the third anniversary of the grant date. The RSUs granted to directors vest on the second anniversary of the grant date.
In April 2015, the Company issued a total of 0.4 million restricted stock awards ("RSAs") to employees as retention awards to provide additional incentive for the employees to continue in employment and contribute toward the successful completion of the Spin-Off. As of September 30, 2016, 0.3 million RSAs remain outstanding. Under the retention agreements, each employee was granted RSAs that will vest on the second anniversary of the Spin-Off if the employee has been continuously employed with MTW, MFS or an affiliate through that second anniversary.
Stock-based compensation expense was $1.0 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively.  Stock-based compensation expense was $3.8 million and $8.4 million for the nine months ended September 30, 2016 and 2015, respectively. The Company recognizes stock-based compensation expense over the stock-based awards' vesting period.
On March 4, 2016, in connection with the Spin-Off, the Company adjusted its outstanding equity awards in accordance with the terms of an employee matters agreement. For purposes of the vesting of these equity awards, continued employment or service with MTW or with MFS is treated as continued employment for purposes of these awards. Stock options, RSUs and RSAs granted for MTW common stock prior to March 4, 2016 were generally converted into the same number of MTW stock options (with an adjusted exercise price), RSUs and RSAs, as well as, an equal number of MFS stock options, RSUs and RSAs. The underlying performance conditions for the RSUs are consistent with MTW’s original performance targets and future measurement periods. As no incremental fair value was awarded as a result of the adjustments, the modifications did not result in significant incremental compensation expense.
16.  Contingencies and Significant Estimates
The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses.  Based on the facts presently known, the Company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.
As of September 30, 2016, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels and/or coverage with outside insurers.  The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years.  The high-end of the Company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of September 30, 2016, the largest self-insured retention level for new occurrences currently maintained by the Company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
Product liability reserves in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 were $21.4 million and $21.9 million, respectively; which were estimated using actuarial methods.  Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
As of September 30, 2016 and December 31, 2015, the Company had reserved $46.1 million and $43.9 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration or litigation.
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
17. Guarantees
The Company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of September 30, 2016 and December 31, 2015 was $34.2 million and $43.0 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the Company and outstanding as of September 30, 2016 and December 31, 2015 was $37.5 million and $42.9 million, respectively.  These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2018.
During the nine months ended September 30, 2016 and 2015, the Company sold $4.0 million and $2.6 million, respectively, of additional long-term notes receivable to third party financing companies. The Company guarantees the collection of some percentage (up to 100%) of notes sold to the financing companies.  The Company has accounted for the sales of the notes as a financing of receivables.  The receivables remain on the Company’s Condensed Consolidated Balance Sheets, net of payments made, in other current and non-current assets, and the Company has recognized an obligation equal to the net outstanding balance of the notes in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.  The cash flow benefit of these transactions is reflected in financing activities in the Condensed Consolidated Statements of Cash Flows.  During the nine months ended September 30, 2016 and 2015, the customers paid $12.8 million and $17.4 million, respectively, on the notes to the third party financing companies.  As of September 30, 2016 and December 31, 2015, the outstanding balance of the notes receivable guaranteed by the Company was $15.8 million and $24.4 million, respectively.
In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company.  The warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer-term warranties.  If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the nine months ended September 30, 2016 and the year ended December 31, 2015:

(in millions)	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Balance at beginning of period	$43.9	$50.2
Accruals for warranties issued during the period	23.8	49.8
Settlements made (in cash or in kind) during the period	(22.1)	(52.7)
Currency translation	0.5	(3.4)
Balance at end of period	$46.1	$43.9
18. Employee Benefit Plans
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
The components of periodic benefit costs for three and nine months ended September 30, 2016 and September 30, 2015 are as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
(in millions)	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1	$—	$1.4	$0.2
Interest cost of projected benefit obligations	1.7	0.6	0.4	5.6	2.8	1.3
Expected return on plan assets	(1.4)	(0.5)	—	(4.6)	(2.2)	—
Amortization of actuarial net loss	0.9	0.2	—	3.0	0.9	—
Net periodic benefit costs	1.2	0.8	0.5	4.0	2.9	1.5
Net periodic benefit costs associated with MFS	—	—	—	0.4	0.4	0.1
Net periodic benefit costs included in continuing operations	$1.2	$0.8	$0.5	$3.6	$2.5	$1.4

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
(in millions)	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.7	$0.1	$—	$2.1	$0.3
Interest cost of projected benefit obligations	2.3	2.2	0.5	7.0	6.6	1.5
Expected return on plan assets	(2.2)	(1.9)	—	(6.7)	(5.7)	—
Amortization of actuarial net loss	1.3	0.6	—	3.9	1.8	0.1
Net periodic benefit costs	1.4	1.6	0.6	4.2	4.8	1.9
Net periodic benefit costs associated with MFS	0.1	0.6	—	0.3	1.7	—
Net periodic benefit costs included in continuing operations	$1.3	$1.0	$0.6	$3.9	$3.1	$1.9
19. Restructuring and Asset Impairments
The Company initiated restructuring plans in 2015 to focus on its cranes business and spin-off its foodservice operations. The Spin-Off was completed in the first quarter of 2016. Refer to Notes 1 and 2 for further information regarding the Spin-Off. The Company is continuing its restructuring activities to right-size the business by balancing capacity with demand. During the three and nine months ended September 30, 2016 , the Company incurred $3.9 million and $17.1 million of restructuring expense, respectively. These costs related primarily to employee termination benefits associated with workforce reductions. The workforce reductions are part of ongoing manufacturing and operations rationalization programs, including the planned closure of the Company's manufacturing facility in Manitowoc, WI, which was announced during the third quarter. Related to the relocation of the Manitowoc, WI, manufacturing facility, in the third quarter the Company incurred approximately $3.1 million of restructuring expense related primarily to severance. The restructuring expense in the nine months ended September 30, 2016, included $2.3 million of expense related to the resignation of the former Chief Financial Officer.
The following is a roll-forward of all of the Company's restructuring activities for the nine months ended September 30, 2016 (in millions):

	Restructuring Reserve Balance as of December 31, 2015	Restructuring Expenses	Use of Reserve	Restructuring Reserve Balance as of September 30, 2016
Total	$6.5	$17.1	$13.4	$10.2
In the three and nine months ended September 30, 2016. the Company recorded $96.9 million in asset impairment expense. This included a $13.8 million write-down to fair value related to the fixed assets of the Manitowoc, WI manufacturing facility. Further, during the quarter, the Company, in conjunction with the decision to close the manufacturing location in Manitowoc, WI, made the decision to permanently stop any further work on implementing its SAP enterprise resource planning (“ERP”) platform, and recorded a write-off of $58.6 million related to SAP construction-in-progress and $18.6 million related to SAP and other IT assets. The remainder of the expense in the quarter was related to miscellaneous other restructuring actions.
Asset valuations are estimates and require assumptions and judgment by management. While the Company believes the estimates and assumptions are reasonable, a change in assumptions, including market conditions, could change the estimated fair value and, therefore, further impairment charges could be required.
20. Recent Accounting Changes and Pronouncements
In August 2016, the FASB issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice and affects all entities required to present a statement of cash flows under Topic 230. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 - "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new revenue recognition guidance was issued to provide a single, comprehensive revenue recognition model for all contracts with customer. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customer at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements, and is effective January 1, 2018, with early adoption January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholder's Equity. We plan to adopt the new guidance effective January 1, 2018 and are in the process of evaluation the effect of the new guidance on our financial statements.
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
In August 2015, the FASB issued ASU No. 2015-15 - "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This update clarifies the guidance related to accounting for debt issuance costs related to line-of-credit arrangements. In April 2015, the FASB issued ASU 2015-03, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability; see further discussion of ASU 2015-03 below. The guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. The guidance will be applied on a retrospective basis. The Company adopted this guidance as required beginning January 1, 2016. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11 - "Inventory (Topic 330): Simplifying the Measurement of Inventory." This update changes the guidance on accounting for inventory accounted for on a first-in first-out (FIFO) basis. Under the revised standard, an entity should measure FIFO inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured on a last-in, first-out (LIFO) basis. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05 - "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." This update provides guidance on accounting for a software license in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Further, all software licenses are within the scope of Accounting Standards Codification Subtopic 350-40 and will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance as required beginning January 1, 2016. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03 - "Simplifying the Presentation of Debt Issuance Costs." To simplify the presentation of debt issuance costs, this update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this ASU effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The guidance is applied on a retrospective basis. The Company adopted this guidance as required beginning January 1, 2016. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02 - "Consolidation (Topic 820)—Amendments to the Consolidation Analysis." This update amends the current consolidation guidance for both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance as required beginning January 1, 2016. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01 - "Income Statement—Extraordinary and Unusual Items." This update eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance as required beginning January 1, 2016. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015
On March 4, 2016, the Company completed the spin-off of its former foodservice business (“MFS”) into an independent, public company (the “Spin-Off”). As a consequence, the Company’s former MFS operations are now being presented as discontinued operations. See Note 1, “Accounting Policies,” of the Condensed Consolidated Financial Statements for more information.
Analysis of Net Sales
Consolidated net sales for the three months ended September 30, 2016 decreased 20.2% to $349.8 million from $438.2 million for the same period in 2015. Consolidated net sales for the nine months ended September 30, 2016 decreased 6.6% to $1,234.9 million from $1,322.6 million for the same period in 2015. The decrease in net sales for the three months ended September 30, 2016 compared to the same period in 2015 is primarily due to ongoing softness in the mobile cranes market driven largely by the underperformance in the U.S and Middle East stemming from lower oil prices and sharp declines in used equipment prices. For the nine months ended September 30, 2016, tower crane sales improved as a result of improving residential and commercial construction trends in Western Europe, combined with new product introductions, have offset the softness in the mobile crane business to minimize the decline in consolidated net sales. Consolidated net sales for the three and nine months ended September 30, 2016 were unfavorably impacted by $1.5 million and $3.6 million, respectively, from the relative strength of the U.S. Dollar versus foreign currencies.
As of September 30, 2016, total backlog was $353.6 million, a 10.1% decrease from the June 30, 2016 backlog of $393.5 million, and a 44.6% decrease from the September 30, 2015 backlog of $638.6 million.
Analysis of Operating Income
Gross profit for the three months ended September 30, 2016 was $41.5 million, a decrease of $28.4 million compared to $69.9 million of consolidated gross profit for the same period in 2015. Gross profit for the nine months ended September 30, 2016 was $211.6 million, a decrease of $28.6 million compared to $240.2 million for the nine months ended September 30, 2016. The decrease in gross profit for the three and nine months ended September 30, 2016 related primarily from the decrease in net sales noted previously, which also resulted in less absorption of fixed manufacturing costs. The impact of lower sales volume was partially offset by actions taken over the last twelve months that are intended to right-size the business, including plant rationalizations, reductions in force and other operating efficiency initiatives.
For the three months ended September 30, 2016, engineering, selling and administrative (“ES&A”) expenses decreased $4.6 million to $73.0 million versus $77.6 million for the three months ended September 30, 2015. ES&A expenses decreased 8.8% to $218.8 million for the nine months ended September 30, 2016 compared to $239.8 million for the nine months ended September 30, 2015. The decrease in ES&A expenses for the three and nine months ended September 30, 2016 compared to the prior year periods was due primarily to reduced headcount levels, lower stock-based compensation and pension and post-retirement expense and lower discretionary spending. Other expense of $0.5 million and $2.3 million for the three and nine months ended September 30, 2016 is comprised primarily of cost for separation equity awards.
The Company's subtotal operating earnings, which represents gross profit less ES&A, for the three and nine months ended September 30, 2016 were unfavorably impacted by $0.6 million and $0.1 million, respectively, from the relative strength of the U.S. Dollar versus foreign currencies.
The Company is continuing its restructuring activities to right-size the business by balancing capacity with demand. This resulted in $3.9 million of restructuring expense in the three months ended September 30, 2016 compared to $0.4 million of income in the three months ended September 30, 2015. Within the three months ended September 30, 2016 the Company incurred approximately $3.1 million of restructuring expense for severance costs related to the planned closure of its Manitowoc, WI manufacturing facility in 2017. Related to the closure of the Manitowoc, WI manufacturing facility, the Company expects to incur total cash charges related to severance costs and other employment-related benefits in the range of $10 to $15 million, capital expenditures in the range of $10 to $15 million, and other costs in the range of $15 to $20 million. In the nine months ended September 30, 2016, the Company recognized $17.1 million of restructuring expense, compared to $0.4 million of expense for the nine months ended September 30, 2015. The expense in the nine months ended September 30, 2016 related primarily to employee termination benefits associated with workforce reductions in the U.S., Europe, and Asia, as well as $2.3 million related to the resignation of a former executive officer.
In the three and nine months ended September 30, 2016. the Company recorded $96.9 million in asset impairment expense. This included a $13.8 million write-down to fair value related to the fixed assets of the Manitowoc, WI manufacturing facility. Further, during the quarter, the Company, in conjunction with the decision to close the manufacturing location in Manitowoc,

WI, made the decision to permanently stop any further work on implementing its SAP enterprise resource planning (“ERP”) platform , and recorded a write-off of $58.6 million related to SAP construction-in-progress and $18.6 million related to SAP and other IT assets. The remainder of the expense in the quarter was related to miscellaneous other restructuring actions.
Asset valuations, including the determination of the fair value of our reporting unit for our goodwill impairment test, are estimates and require assumptions and judgment by management. While the Company believes the estimates and assumptions are reasonable, a change in assumptions, including market conditions, could change the estimated fair value and, therefore, impairment charges could be required.
Analysis of Non-Operating Income Statement Items
Interest expense for the three months ended September 30, 2016 was $10.0 million versus $24.0 million for the three months ended September 30, 2015. Interest expense for the nine months ended September 30, 2016 was $29.6 million versus $71.3 million for the nine months ended September 30, 2015. The decrease was due to a lower average debt balance, partially offset by a higher average interest rate. Additionally, the remaining balance of $0.7 million as of March 3, 2016 in derivative liabilities related to the termination of fixed-to-float swaps that were previously treated as a decrease to the debt balance for the Prior 2022 Notes and were being amortized to interest expense over the life of the original swap, was amortized as an increase to interest expense during the first quarter of 2016.
There was no loss on debt extinguishment for the three months ended September 30, 2016 and 2015 or the nine months ended September 30, 2015. The loss on debt extinguishment for the nine months ended September 30, 2016 was $76.3 million and consisted of:

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
Amortization expense for deferred financing fees was $0.5 million for the three months ended September 30, 2016 compared to $1.1 million for the three months ended September 30, 2015. Amortization expense for deferred financing fees was $1.8 million of expense for the nine months ended September 30, 2016 compared to $3.2 million of expense for the nine months ended September 30, 2015.
Other income (expense) for the three months ended September 30, 2016 was $0.5 million of income compared to $2.4 million of expense for the same period in 2015 and was comprised primarily of foreign currency translation. Other income (expense) for the nine months ended September 30, 2016 was $3.7 million of income compared to $0.2 million of income for the same period in 2015 and was comprised primarily of foreign currency translation.
For the three months ended September 30, 2016, the Company recorded income tax benefit of $5.3 million, compared to an income tax benefit of $6.1 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company recorded income tax expense of $116.9 million, compared to an income tax benefit of $17.3 million for the nine months ended September 30, 2015. The increase in the Company’s tax expense for the nine months ended September 30, 2016 relative to the prior year relates primarily to a one-time increase in the valuation allowance associated with the Company’s domestic federal and state deferred tax assets and attributes in connection with the Spin-Off. In addition to the non-cash charge related to the valuation allowance, the Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.
The Company's income (loss) from discontinued operations for the three months ended September 30, 2016 was a $1.8 million loss compared to income of $34.4 million for the same period in 2015. The Company's income (loss) from discontinued operations for the nine months ended September 30, 2016 was a $5.8 million loss compared to income of $79.0 million for the same period in 2015. Activity in earnings (loss) from discontinued operations relates primarily to the results of MFS through the separation date (March 4, 2016) and separation costs associated with the Spin-Off which are classified in discontinued operations.

Financial Condition
First Nine Months of 2016
Cash and cash equivalents balance as of September 30, 2016 totaled $42.9 million, a decrease of $20.5 million from the December 31, 2015 balance of $63.4 million, which included $31.9 million in cash and cash equivalents of discontinued operations.
Cash flows used for operating activities of continuing operations for the first nine months of 2016 were $164.0 million compared to cash flows used for continuing operations of $76.8 million for the first nine months of 2015.  During the first nine months of 2016 compared to the first nine months of 2015, the increase in cash flows used for continuing operations was primarily due to a cash prepayment penalty of $56.6 million related to the redemption of the Prior 2020 and 2022 Notes. There was a decrease in accounts receivable of $38.1 million which was offset by the decrease in accrued expenses and other liabilities of $33.4 million due to lower sales volume and related expenses. Additionally, there was a decrease in cash used for inventory of $67.2 million offset by an increase in cash used for accounts payable of $61.2 million due to lower inventory levels on decreased sales in the nine months ended September 30, 2016, versus the comparative prior year period.
Cash flows used for investing activities of continuing operations of $32.8 million for the first nine months of 2016 consisted of capital expenditures of $34.8 million, with the majority related to equipment purchases in North America and Europe, partially offset by proceeds from sales of property, plant, and equipment of $2.3 million and a change in restricted cash of $0.3 million.
Cash flows provided by financing activities of continuing operations of $242.8 million for the first nine months of 2016 consisted primarily of net cash received as a dividend from MFS immediately prior to the Spin-Off and proceeds from the 2021 Notes. We used cash to repay our Prior Senior Credit Facility and the Prior 2020 Notes and 2022 Notes.
First Nine Months of 2015
Cash and cash equivalents balance as of September 30, 2015 totaled $75.2 million, an increase of $7.2 million from the December 31, 2014 balance of $68.0 million. The balances at September 30, 2015 and December 31, 2014, included cash and cash equivalents of discontinued operations of $47.3 million and $16.5 million, respectively.
Cash flows used for operating activities of continuing operations for the first nine months of 2015 were $76.8 million. During the first nine months of 2015, cash flows used for continuing operations were primarily due to increased inventory levels combined with reduced sales volume.
Cash flows used for investing activities of continuing operations of $22.5 million for the first nine months of 2015 consisted primarily of capital expenditures of $31.9 million, with the majority of the capital expenditures related to equipment purchases and our enterprise resource planning ("ERP") system implementation, partially offset by proceeds from sales of property, plant, and equipment of $6.2 million and change in other of $3.2 million.
Cash flows provided by financing activities of continuing operations of $117.0 million for the first nine months of 2015 consisted primarily of proceeds from the Company's prior revolving credit facility.
Liquidity and Capital Resources
Outstanding debt as of September 30, 2016 and December 31, 2015 is summarized as follows:

(in millions)	September 30, 2016	December 31, 2015
Revolving credit facility	$20.0	$—
Term loan A	—	312.8
Term loan B	—	119.5
Senior notes due 2020	—	613.1
Senior notes due 2022	—	299.2
Senior notes due 2021	249.2	—
Other	43.3	66.3
Deferred financing costs	(4.2)	(13.3)
Total debt	308.3	1,397.6
Less current portion and short-term borrowings	(15.3)	(67.2)
Long-term debt	$293.0	$1,330.4

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
As of September 30, 2016, the Company had outstanding $43.3 million of other indebtedness that has a weighted-average interest rate of approximately 5.41%. This debt includes outstanding line of credit balances and capital lease obligations.
The revolving facility under the ABL Revolving Credit Facility has a maximum borrowing capacity of $225.0 million and expires in March 2021. As of September 30, 2016, the Company had $20.0 million of borrowings outstanding on the ABL Revolving Credit Facility. During the quarter ended September 30, 2016, the highest daily borrowing was $29.5 million and the average borrowing was $8.1 million, while the average annual interest rate was 2.89%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability.  As of September 30, 2016, the spreads for LIBOR and Prime borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $145.6 million, which represents revolver borrowing capacity of $182.3 million less non pre-payable borrowings of $20.0 million and letters of credit outstanding of $16.7 million. We also had on-hand $16.0 million in money market funds as of September 30, 2016, which results in net availability under the ABL Revolving Credit Facility of $161.6 million.
As of September 30, 2016, the Company had no interest rate swaps outstanding related to its 2021 Notes.
The balance sheet values of the Senior Notes as of September 30, 2016 and December 31, 2015 are not equal to the face value of the Senior Notes because of gains (losses) of previously terminated fixed-to-float interest rate hedges and original issue discounts included in the applicable balance sheet values (see Note 5, "Derivative Financial Instruments," of the Condensed Consolidated Financial Statements for more information).
As of September 30, 2016, the Company was in compliance with all affirmative and negative covenants in its debt instruments inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2021 Notes.  Based upon the Company's current plans and outlook, management believes the Company will be able to comply with these covenants during the subsequent twelve months.
See additional discussion of the credit facilities and Senior Notes in Note 9, “Debt,” of the Condensed Consolidated Financial Statements.

The Company defines Adjusted EBITDA, a non-GAAP financial measure, as earnings before interest, taxes, depreciation and amortization, and excluding certain adjustments provided for in its ABL Revolving Credit Facility and listed below. The Company’s trailing twelve-month Adjusted EBITDA as of September 30, 2016 was $112.3 million. The Company believes this non-GAAP measure is useful to the reader in order to understand the basis for the Company's debt covenant calculations. The reconciliation of net loss attributable to the Company to Adjusted EBITDA for the trailing twelve months ended September 30, 2016 was as follows:

Trailing Twelve Months,
(in millions)	September 30, 2016
Net loss	$(308.6)
Income from discontinued operations	(50.6)
Depreciation	53.4
Amortization of intangibles	3.0
Interest expense and amortization of deferred financing fees	56.7
Costs due to early extinguishment of debt	76.5
Restructuring expense	26.6
Income taxes	91.9
Pension and post-retirement	15.3
Stock-based compensation	5.2
Asset impairment	112.2
Other	30.7
Adjusted EBITDA	$112.3
The Company maintains an accounts receivable securitization program with a commitment size of $75.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  See Note 11, “Accounts Receivable Securitization,” of the Condensed Consolidated Financial Statements for further details regarding the program.
The Company’s liquidity position at September 30, 2016 and December 31, 2015 is summarized as follows:

(in millions)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$42.9	$31.5
Revolver borrowing capacity	182.3	500.0
Less: Borrowings on revolver	(20.0)	—
Less: Outstanding letters of credit	(16.7)	(5.7)
Total liquidity	$188.5	$525.8
The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs.
The Company has not provided for additional U.S. income taxes on approximately $486.6 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At September 30, 2016, approximately $23.5 million of the Company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the Company has asserted are permanently reinvested. The Company has no current plans to repatriate material amounts of cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, although the Company has not generated cash from operations in the current period, the Company does not currently forecast a need for these funds in the U.S. because its future U.S. operations and debt service will be supported by the cash generated by its U.S. operations.

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
In addition to the assumptions, uncertainties, and other information referred to specifically in the forward-looking statements, a number of factors could cause actual results to be significantly different from what is presented in this quarterly report. Those factors include, without limitation, those included in "Risk Factors" in the 2015 10-K and the following:
Cyclicality of the construction industry; the effects of government spending on construction-related projects throughout the world; unanticipated changes in global demand for high-capacity lifting equipment; changes in demand for lifting equipment in emerging economies; the replacement cycle of technologically obsolete cranes; crude oil prices; and demand for used equipment.
Corporate - possible negative effects on the Company’s business operations, assets, or financial results as a result of the Spin-Off; changes in laws and regulations, as well as their enforcement, throughout the world; the ability to complete and appropriately integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances, joint ventures and other strategic alternatives; in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, and unanticipated issues associated with transitional services; potential delays or failures to implement specific initiatives within restructuring programs; realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options; the successful development of innovative products and market acceptance of new and innovative products; the ability to focus and capitalize on product quality and reliability; issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to plant closings, new plant start-ups, and/or consolidations of existing facilities and operations, and the Company's ability to achieve the expected benefits from such actions; efficiencies and capacity utilization of facilities; actions of competitors, including competitive pricing; availability of certain raw materials; changes in raw materials and commodity prices; unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues; changes in domestic and international economic and industry conditions, including steel industry conditions and the price of oil; changes in the markets we serve; unexpected issues associated with the availability of local suppliers and skilled labor; changes in the interest rate environment; unanticipated changes in capital and financial markets; risks associated with growth; foreign currency fluctuations and their impact on reported results and hedges in place; world-wide political risk; geographic factors and economic risks (including those related to the U.K.'s decision to exit the European Union); pressure of financing leverage; unanticipated changes in revenue, margins, costs and capital expenditures; work stoppages, labor negotiations, rates and temporary labor; issues associated with workforce reductions and subsequent ramp-up; growth of general and administrative expenses, including health care and post-retirement costs (resulting from, among other matters, U.S. health care legislation and reforms); unanticipated changes in consumer spending; the ability of our customers to obtain financing; the state of financial and credit markets; the ability to generate cash and manage working capital consistent with our stated goals; non-compliance with debt covenants; unexpected issues affecting the effective tax rate for the year; unanticipated issues associated with the resolution or settlement of uncertain tax positions; unfavorable resolution of tax audits; unanticipated changes in customer demand; the ability to increase operational efficiencies and capitalize on those efficiencies; the ability to capitalize on key strategic opportunities; actions of activist shareholders; risks associated with data security and technological systems and protections; natural disasters disrupting commerce in one or more regions of the world; acts of terrorism; government approval and funding of projects; and other events outside our control.
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

Date: November 2, 2016	The Manitowoc Company, Inc.
(Registrant)

/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
September 30, 2016

Exhibit No.	Description	Filed/Furnished Herewith

10.1
Amendment No. 1, dated October 31, 2016, to Credit Agreement, dated March 3, 2016, among Wells Fargo Bank, National Association, as administrative agent, the financial institutions from time to time party thereto, as lenders, and The Manitowoc Company, Inc., Manitowoc Cranes, LLC, Grove U.S. L.L.C., and Manitowoc Crane Group Germany GmbH, as borrowers".

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith
(2)  Furnished Herewith