Form 10-Q
period 2017-03-31
MANITOWOC CO INC
filed 2017-05-09
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2017, the most recent practicable date, was 140,538,649.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
(In millions, except per-share and average shares data)

	Three Months Ended March 31,
	2017	2016
Net sales	$305.8	$427.4
Cost of sales	253.9	347.7
Gross profit	51.9	79.7
Operating costs and expenses:
Engineering, selling and administrative expenses	63.3	72.4
Amortization of intangible assets	0.4	0.7
Restructuring expense	11.7	4.4
Other expense	0.2	1.4
Total operating costs and expenses	75.6	78.9
Operating (loss) income	(23.7)	0.8
Other (expense) income:
Interest expense	(10.1)	(9.7)
Amortization of deferred financing fees	(0.5)	(0.9)
Loss on debt extinguishment	—	(76.3)
Other (expense) income - net	(0.2)	1.1
Total other expense	(10.8)	(85.8)
Loss from continuing operations before taxes	(34.5)	(85.0)
Provision for taxes on income	1.5	107.7
Loss from continuing operations	(36.0)	(192.7)
Discontinued operations:
Loss from discontinued operations, net of income taxes of $0.0 and $(1.3), respectively	—	(3.2)
Net loss	$(36.0)	$(195.9)

Per Share Data
Basic loss per common share:
Loss from continuing operations	$(0.26)	$(1.41)
Loss from discontinued operations, net of income taxes	—	(0.02)
Basic loss per common share	$(0.26)	$(1.43)

Diluted loss per common share:
Loss from continuing operations	$(0.26)	$(1.41)
Loss from discontinued operations, net of income taxes	—	(0.02)
Diluted loss per common share	$(0.26)	$(1.43)

Weighted average shares outstanding - basic	140,081,711	136,599,912
Weighted average shares outstanding - diluted	140,081,711	136,599,912
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net loss	$(36.0)	$(195.9)
Other comprehensive income (loss), net of tax
Unrealized (loss) income on derivatives, net of income tax provision of $0.0 and $0.0, respectively	0.5	1.6
Employee pension and postretirement benefits, net of income tax provision of $0.4 and $0.0, respectively	0.6	1.2
Foreign currency translation adjustments	10.1	20.3
Total other comprehensive income, net of tax	11.2	23.1
Comprehensive loss	$(24.8)	$(172.8)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2017 and December 31, 2016
(Unaudited)
(In millions, except share data)

	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$36.1	$69.9
Accounts receivable, less allowances of $10.7 and $11.1, respectively	138.1	134.4
Inventories — net	461.3	429.0
Notes receivable — net	47.4	62.4
Other current assets	52.6	54.0
Total current assets	735.5	749.7

Property, plant and equipment — net	306.2	308.8
Goodwill	302.9	299.6
Other intangible assets — net	114.8	114.1
Other long-term assets	44.6	45.6
Long-term assets held for sale	1.9	—
Total assets	$1,505.9	$1,517.8
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$336.1	$321.2
Short-term borrowings and current portion of long-term debt	12.9	12.4
Product warranties	32.2	36.5
Customer advances	22.8	21.0
Product liabilities	23.7	21.7
Total current liabilities	427.7	412.8
Non-Current Liabilities:
Long-term debt	268.6	269.1
Deferred income taxes	37.7	36.6
Pension obligations	86.6	86.4
Postretirement health and other benefit obligations	37.4	38.0
Long-term deferred revenue	18.8	20.3
Other non-current liabilities	58.4	64.1
Total non-current liabilities	507.5	514.5
Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 140,538,649 and 139,841,214 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	570.7	567.6
Accumulated other comprehensive loss	(151.7)	(162.9)
Retained earnings	211.3	247.3
Treasury stock, at cost (22,637,279 and 23,334,714 shares, respectively)	(61.0)	(62.9)
Total stockholders' equity	570.7	590.5
Total liabilities and stockholders' equity	$1,505.9	$1,517.8
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operations:
Net loss	$(36.0)	$(195.9)
Adjustments to reconcile net loss to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	—	3.2
Depreciation	10.6	12.2
Amortization of intangible assets	0.4	0.7
Amortization of deferred financing fees	0.5	0.9
Deferred income taxes	—	110.3
Loss on early debt extinguishment	—	15.4
Gain on sale of property, plant and equipment	(0.8)	(0.4)
Other	7.5	(9.8)
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(1.8)	(26.1)
Inventories	(31.2)	(33.7)
Notes receivable	5.7	1.6
Other assets	(1.4)	(6.4)
Accounts payable	37.2	(11.2)
Accrued expenses and other liabilities	(23.2)	(24.2)
Net cash used for operating activities of continuing operations	(32.5)	(163.4)
Net cash used for operating activities of discontinued operations	—	(46.8)
Net cash used for operating activities	(32.5)	(210.2)

Cash Flows from Investing:
Capital expenditures	(3.8)	(10.9)
Proceeds from sale of fixed assets	1.7	1.2
Other	1.1	—
Net cash used for investing activities of continuing operations	(1.0)	(9.7)
Net cash used for investing activities of discontinued operations	—	(2.4)
Net cash used for investing activities	(1.0)	(12.1)

Cash Flows from Financing:
Payments on long-term debt	(3.3)	(1,345.2)
Proceeds from long-term debt	2.0	255.2
Payments on notes financing - net	(2.2)	(3.7)
Debt issuance costs	—	(7.9)
Exercises of stock options	2.7	1.9
Dividend from spun-off subsidiary	—	1,361.7
Cash transferred to spun-off subsidiary	—	(17.7)
Net cash (used for) provided by financing activities of continuing operations	(0.8)	244.3
Net cash provided by financing activities of discontinued operations	—	0.2
Net cash (used for) provided by financing activities	(0.8)	244.5

Effect of exchange rate changes on cash	0.5	1.6

Net (decrease) increase in cash and cash equivalents	(33.8)	23.8
Balance at beginning of period, including cash of discontinued operations of $0.0 and $31.9	69.9	63.4
Balance at end of period	$36.1	$87.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2017 and 2016
1. Accounting Policies and Basis of Presentation
The Manitowoc Company, Inc. (“Manitowoc,” “MTW” and the “Company”) is a leading provider of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes and boom trucks. The Company has one reportable segment, the Crane business. The segment was identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance.
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2017 and 2016, the cash flows for the same three-month periods and the financial position at March 31, 2017 and December 31, 2016, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2016. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.
During the first quarter of fiscal 2016, MTW's Board of Directors approved the tax-free spin-off of the Company’s foodservice business (“MFS”) into an independent, public company (the “Spin-Off”). To consummate the Spin-Off, the Board declared a pro rata dividend of MFS common stock to MTW’s stockholders of record as of the close of business on February 22, 2016 (the “Record Date”), payable on March 4, 2016. Each MTW stockholder received one share of MFS common stock for every share of MTW common stock held as of the close of business on the Record Date.
In these Condensed Consolidated Financial Statements, unless otherwise indicated, references to Manitowoc, MTW and the Company refer to The Manitowoc Company, Inc. and its consolidated subsidiaries after giving effect to the Spin-Off, or in the case of information as of dates or for periods prior to the Spin-Off, the consolidated entities of the Crane business and certain other assets and liabilities that were historically held at the MTW corporate level but were specifically identifiable and attributable to the Crane business.
As a result of the Spin-Off, the Condensed Consolidated Financial Statements and related financial information reflect MFS operations, assets and liabilities and cash flows as discontinued operations for all periods presented. Refer to Note 2, “Discontinued Operations,” for additional information regarding the Spin-Off.
All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes, unless otherwise indicated.
During the second quarter of 2016, the Company identified an adjustment to the previously issued financial statements for the three months ended March 31, 2016. The adjustment related to accumulated other comprehensive loss (“AOCL”), whereby the Company had understated loss on debt extinguishment by $4.3 million, overstated income tax expense by $0.8 million and understated loss from continuing operations by $3.5 million in the first quarter of 2016. The adjustment also resulted in an overstatement of AOCL and understatement of retained earnings by $2.6 million as of March 31, 2016.
In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections” and ASC Topic 250-10-S99-1, “Assessing Materiality.” The Company determined that these errors were not material to the Company's prior interim period consolidated financial statements and therefore, amending the previously filed report was not required. However, the Company determined that the impact of the corrections would be too significant to record within the second quarter of 2016. As such, the revision for the correction is reflected in the financial information for the first quarter of 2016.
During the fourth quarter of 2016, the Company identified an adjustment to the previously issued financial statements for the three months ended March 31, 2016, related to a non-cash reclassification between continuing and discontinued operations within the operating section of the Statement of Cash Flows for the three months ended March 31, 2016, whereby the change in accrued expenses and other liabilities and net cash used for operating activities of continuing operations was understated by $16.2 million, and the net cash used for operating activities of discontinued operating activities was overstated by $16.2 million. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250 and ASC Topic 250-10-S99-1. The Company determined that these errors were not material to the Company's prior interim period consolidated financial statements, and therefore, amending the previously filed reports was not required. The revision for the correction is reflected in the financial information for the first quarter of 2016.
In the fourth quarter of 2016, the Company changed its method of inventory costing for certain inventory to the FIFO method from the LIFO method. The Company applied this change in method of inventory costing by retrospectively adjusting the prior period financial statements. As a result of the retrospective adjustment of the change in accounting principle, certain amounts in the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2016 were adjusted.
A summary of the adjustments on the impacted financial statement line items in the Condensed Consolidated Statements of Operations as revised and as previously presented in the March 31, 2016 Form 10-Q is as follows:

	Three Months Ended March 31, 2016
	As previously presented	Revisions	Impact of change to FIFO	As revised
Cost of sales	$345.5	$—	$2.2	$347.7
Operating (loss) income	3.0	—	(2.2)	0.8
Loss on debt extinguishment	(72.0)	(4.3)	—	(76.3)
Loss from continuing operations before taxes on income	(78.5)	(4.3)	(2.2)	(85.0)
Provision (benefit) for taxes on income	122.3	(0.8)	(13.8)	107.7
Loss from continuing operations	(200.8)	(3.5)	11.6	(192.7)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(3.2)	—	—	(3.2)
Net loss	$(204.0)	$(3.5)	$11.6	$(195.9)

Loss per common share - basic and diluted
Loss from continuing operations	$(1.47)	$(0.03)	$0.09	$(1.41)
Loss from discontinued operations	(0.02)	—	—	(0.02)
Loss per common share	$(1.49)	$(0.03)	$0.09	$(1.43)
2. Discontinued Operations
On March 4, 2016, Manitowoc completed the Spin-Off of MFS. The financial results of MFS are presented as loss from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Operations. The following table presents the financial results of MFS through the date of the Spin-Off for the indicated period and does not include corporate overhead allocations:

Major classes of line items constituting earnings from discontinued operations before income taxes related to MFS
(in millions)	Three Months Ended March 31, 2016
Net sales	$219.6

Cost of sales	141.5
Engineering, selling and administrative expenses	48.3
Amortization expense	5.2
Restructuring expense	0.3
Separation expense	26.9
Total operating costs and expenses	222.2
Loss from operations	(2.6)
Other expense	(1.9)
Loss from discontinued operations before income taxes	(4.5)
Benefit for taxes on earnings	(1.3)
Loss from discontinued operations, net of income taxes	$(3.2)

For the three months ended March 31, 2017, net losses recorded by the Company related to discontinued operations of MFS were negligible. Additionally, for the three months ended March 31, 2017 and 2016, net losses incurred by the Company from various other businesses disposed in prior periods were negligible.
Manitowoc and MFS entered into agreements in connection with the Spin-Off, including a transition services agreement (“TSA”), separation and distribution agreement, tax matters agreement, intellectual property matters agreement and an employee matters agreement.
Pursuant to the TSA, Manitowoc, MFS and their respective subsidiaries provided various services to each other on an interim, transitional basis. Services provided by Manitowoc included, among others, finance, information technology and certain other administrative services. The services generally commenced on March 4, 2016 and terminated within 12 months of that date. Billings by Manitowoc under the TSA were recorded as a reduction of the costs to provide the respective service in the applicable expense category.
Separation costs recorded by the Company during the three months ended March 31, 2017 related to the Spin-Off were negligible. During the three months ended March 31, 2016, the Company recorded $26.9 million of separation costs related to the Spin-Off. Separation costs consist primarily of professional and consulting fees and are included in the results of discontinued operations.
3. Inventories
The components of inventories as of March 31, 2017 and December 31, 2016 are summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
Inventories:
Raw materials	$118.8	$109.3
Work-in-process	112.3	88.4
Finished goods	272.1	270.9
Total inventories	503.2	468.6
Excess and obsolete inventory reserve	(41.9)	(39.6)
Inventories — net	$461.3	$429.0
4. Notes Receivable
Notes receivable balances as of March 31, 2017 and December 31, 2016, consisted primarily of amounts due to the Company's captive finance company in China and the remaining balance on the note from the 2014 sale of Manitowoc Dong Yue. As of March 31, 2017, the Company had current and long-term notes receivable in the amount of $47.4 million and $20.7 million, respectively. As of December 31, 2016, the Company had current and long-term notes receivable in the amount of $62.

4 million and $21.1 million, respectively. Long-term notes receivable are included within other long-term assets on the Condensed Consolidated Balance Sheet.
5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2016 and the three months ended March 31, 2017 are as follows:

(in millions)	Total
Balance as of January 1, 2016	$306.5
Foreign currency impact	(6.9)
Balance as of December 31, 2016	299.6
Foreign currency impact	3.3
Balance as of March 31, 2017	$302.9
The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other” for its single reporting unit, cranes.
The Company performs an annual impairment review during the fourth quarter of every year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs the impairment review for goodwill and indefinite-lived intangible assets using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill, or indefinite-lived intangible asset. The intangible asset is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining the fair value of the reporting unit. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, impairment charges could be required. Weakening industry or economic trends, disruptions to the Company's business, unexpected significant changes or planned changes in the use of the assets or in entity structure may adversely impact the assumptions used in the valuations. The Company continually monitors market conditions and determines if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. In the event the Company determines that assets are impaired in the future, the Company would recognize a non-cash impairment charge, which could have a material adverse effect on the Company’s Condensed Consolidated Balance Sheets and Results of Operations.
Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.
The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$93.3	$—	$93.3	$92.4	$—	$92.4
Customer relationships	10.6	(8.3)	2.3	10.3	(7.8)	2.5
Patents	28.7	(27.7)	1.0	28.5	(27.4)	1.1
Engineering drawings	10.2	(10.1)	0.1	10.0	(9.9)	0.1
Distribution network	18.2	(0.1)	18.1	18.0	—	18.0
Other intangibles	0.2	(0.2)	—	0.2	(0.2)	—
Total	$161.2	$(46.4)	$114.8	$159.4	$(45.3)	$114.1
Amortization expense for the three months ended March 31, 2017 and 2016 was $0.4 million and $0.7 million, respectively.
The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC Topic 360-10-5, “Property, Plant and Equipment.” ASC Topic 360-10-5 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows. Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line depreciation method for financial reporting and on accelerated methods for income tax purposes.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at March 31, 2017 and December 31, 2016 are summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
Trade accounts payable	$197.8	$157.7
Employee-related expenses	30.9	28.1
Accrued vacation	21.9	21.8
Miscellaneous accrued expenses	85.5	113.6
Total	$336.1	$321.2
7. Debt
Outstanding debt at March 31, 2017 and December 31, 2016 is summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
Senior secured second lien notes due 2021	$250.3	$249.8
Other	34.9	35.7
Deferred financing costs	(3.7)	(4.0)
Total debt	281.5	281.5
Short-term borrowings and current portion of long-term debt	(12.9)	(12.4)
Long-term debt	$268.6	$269.1
The balance sheet values of the 2021 Notes as of March 31, 2017 and December 31, 2016 are not equal to the face value of the 2021 Notes because of original issue discounts included in the applicable balance sheet values.
As of March 31, 2017, the Company had outstanding $34.9 million of other indebtedness that has a weighted-average interest rate of approximately 5.44%. This debt includes balances on local credit lines and capital lease obligations.
On March 3, 2016, the Company entered into a $225.0 million Asset Based Revolving Credit Facility (as amended, the “ABL Revolving Credit Facility”) with Wells Fargo Bank, N.A. as administrative agent, and JP Morgan Chase Bank, N.A. and Goldman Sachs Bank USA as joint lead arrangers. The ABL Revolving Credit Facility capacity calculation is defined in the related credit agreement and is dependent on the fair value of inventory and fixed assets of the loan parties, which secure the borrowings. The ABL Revolving Credit Facility has a term of 5 years and includes a $75.0 million letter of credit sublimit, $10.0 million of which can be applied to the German borrower.
In October 2016, the ABL Revolving Credit Facility was amended to accommodate certain previously restricted activities related to the announced relocation of the Company’s manufacturing operations from Manitowoc, Wisconsin to Shady Grove, Pennsylvania. Among other things, the amendment allows the Company to transfer, sell and/or impair fixed assets located at the Wisconsin facility with limited impact on the availability under the facility.
In April 2017, the ABL Revolving Credit Facility was amended to modify several definitions regarding eligible equipment and inventory as it relates to a key financing partner of the Company. The amendment will have minimal impact on the Company’s daily operations or borrowing limits.
As of March 31, 2017, the Company did not have any borrowings outstanding on the ABL Revolving Credit Facility. During the quarter ended March 31, 2017, the highest daily borrowing was $22.3 million and the average borrowing was $9.7 million, while the average annual interest rate was 3.35%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of March 31, 2017, the spreads for LIBOR and Prime borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $155.9 million, which represents revolver borrowing capacity of $166.3 million less U.S. letters of credit outstanding of $10.4 million.
The ABL Revolving Credit Facility replaced the Company’s prior $1,050.0 million Third Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”). The Prior Senior Credit Facility included three different loan facilities: a $500.0 million revolving facility, Term A Loan in the aggregate amount of $350.0 million and Term B Loan in the amount of $200.0 million.
In the first quarter of 2016, the Company terminated the Prior Senior Credit Facility along with $175.0 million notional amount of float-to-fixed interest rate swaps related to Term Loan A, resulting in a loss of $5.9 million for the write-off of deferred financing expenses and $4.3 million for the termination of interest rate swaps.
On February 18, 2016, the Company entered into an indenture with Wells Fargo Bank, N.A., as trust and collateral agent, and sold $260.0 million aggregate principal amount of its 12.750% Senior Secured Second Lien Notes due August 15, 2021 (the “2021 Notes”). Interest on the 2021 Notes is payable semi-annually in February and August of each year. The 2021 Notes were sold pursuant to exemptions from registration under the Securities Act of 1933.
Both the ABL Revolving Credit Facility and 2021 Notes include customary covenants and events of default which include, without limitation, restrictions on indebtedness, capital expenditures, restricted payments, disposals, investments and acquisitions.
Additionally, the ABL Revolving Credit Facility contains a Fixed Charge Coverage springing financial covenant, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the related credit agreement, to (ii) fixed charges, as defined in the credit agreement. The financial covenant is triggered only if the Company fails to maintain minimum levels of availability under the facility. If triggered, the Company must maintain a Minimum Fixed Charge Coverage Ratio of 1.00 to 1.
On March 3, 2016, the Company redeemed its former 8.50% Senior Notes due 2020 (the “Prior 2020 Notes”) and 5.875% Senior Notes due 2022 (the “Prior 2022 Notes”) for $625.5 million and $330.5 million, or 104.250% and 110.167% expressed as a percentage of the principal amount, respectively.
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
Outstanding balances under the Company's Prior 2020 and Prior 2022 Notes, as well as the Prior Senior Credit Facility, were repaid with proceeds from the 2021 Notes and a cash dividend from MFS in conjunction with the Spin-Off.
As of March 31, 2017, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2021 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.
8. Accounts Receivable Securitization
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
Under the RPA (and related Purchase and Sale Agreements), the Company’s domestic trade accounts receivable are sold to MTW Funding which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (“Purchaser”), all of MTW Funding's rights, title and interest in a pool of receivables to the Purchaser.

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
Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $28.7 million and $19.5 million as of March 31, 2017 and December 31, 2016, respectively.
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
Due to the short collection cycle, as well as the Company’s collection history, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of March 31, 2017 and December 31, 2016 was $19.4 million and $30.6 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
The securitization program contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a minimum fixed charge coverage ratio which is the same as the covenant ratio required per the ABL Revolving Credit Facility. As of March 31, 2017, the Company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the RPA, as amended. Based on management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.
9.  Income Taxes
For the three months ended March 31, 2017 and March 31, 2016, the Company recorded income tax expense of $1.5 million and $107.7 million, respectively. The decrease in the Company’s tax expense for the three months ended March 31, 2017 relative to the prior year relates primarily to a non-cash charge in 2016 of $106.5 million for a one-time increase in the valuation allowance associated with the Company’s domestic federal and state deferred tax assets and attributes in connection with the Spin-Off. In addition to the 2016 non-cash charge related to the valuation allowance, the Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.
The Company will continue to periodically evaluate its valuation allowance requirements in light of changing facts and circumstances and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s income tax provision and could have a material effect on operating results.
The Company’s unrecognized tax benefits, excluding interest and penalties, were $15.7 million as of March 31, 2017 and $15.8 million as of December 31, 2016.
The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of March 31, 2017, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits and any related litigation could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

10. Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Basic weighted average common shares outstanding	140,081,711	136,599,912
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	140,081,711	136,599,912
For the three months ended March 31, 2017 and March 31, 2016, respectively, 1.4 million and 7.0 million of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares.
For the three months ended March 31, 2017 and March 31, 2016, the total number of potentially dilutive options was 1.7 million and 1.0 million, respectively. Because the Company had a loss from continuing operations for the quarter, these dilutive options were not included in the computation of diluted net loss per common share since doing so would decrease the loss per share.
No cash dividends were paid during each of the three months ended March 31, 2017 and March 31, 2016.
11.  Stockholders’ Equity
The following is a roll forward of retained earnings for the three months ended March 31, 2017 and 2016:

(in millions)	Retained Earnings
Balance at December 31, 2016	$247.3
Net loss	(36.0)
Balance at March 31, 2017	$211.3

(in millions)	Retained Earnings
Balance at December 31, 2015	$562.3
Net income	(195.9)
Distribution of MFS	51.8
Balance at March 31, 2016	$418.2
Authorized capital consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.
Currently, the Company has authorization to purchase up to 2.4 million shares of common stock at management’s discretion; however, the Company is restricted from repurchasing shares of its capital stock or other equity interests under various covenants of its debt agreements. Further, the Company has not purchased any shares of its common stock under this authorization since 2006.
A reconciliation for the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2017 and March 31, 2016 is as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2016	$(0.3)	$(51.8)	$(110.8)	$(162.9)
Other comprehensive income before reclassifications	0.3	—	10.1	10.4
Amounts reclassified from accumulated other comprehensive loss	0.2	0.6	—	0.8
Net current period other comprehensive income	0.5	0.6	10.1	11.2
Balance at March 31, 2017	$0.2	$(51.2)	$(100.7)	$(151.7)

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2015	$(3.8)	$(82.6)	$(121.4)	$(207.8)
Other comprehensive (loss) income before reclassifications	(2.7)	—	20.3	17.6
Amounts reclassified from accumulated other comprehensive loss	4.3	1.2	—	5.5
Net current period other comprehensive income	1.6	1.2	20.3	23.1
Distribution of MFS	2.1	44.5	31.0	77.6
Balance at March 31, 2016	$(0.1)	$(36.9)	$(70.1)	$(107.1)
The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.2)		Cost of sales
	(0.2)		Total before tax
	—		Tax expense
	$(0.2)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.3)	(a)
Prior service cost	0.3
	(1.0)		Total before tax
	0.4		Tax expense
	$(0.6)		Net of tax

Total reclassifications for the period	$(0.8)		Net of tax

(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Commodity contracts	$(1.1)		Cost of sales
Interest rate swap contracts: Float-to-fixed	(4.3)		Interest Expense
	(5.4)		Total before tax
	1.1		Tax expense
	$(4.3)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.2)	(a)
	(1.2)		Total before tax
	—		Tax expense
	$(1.2)		Net of Tax

Total reclassifications for the period	$(5.5)		Net of Tax

(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).
12.  Stock-Based Compensation
The Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”) was approved by shareholders on May 7, 2013 and replaced several of the Company's incentive plans (collectively referred to as the “Prior Plans”). No new awards may be granted under the Prior Plans; however, outstanding awards under the Prior Plans will continue in force and effect until vested, exercised, forfeited or expired pursuant to their terms. The 2013 Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”) and performance shares or performance unit awards. The total number of shares of the Company’s common stock originally available for awards under the 2013 Plan was 8.0 million shares, subject to adjustment for stock splits, stock dividends and certain other transactions or events. On March 20, 2016, in accordance with the 2013 Plan's adjustment provisions, the Board of Directors approved an amendment to the 2013 Plan to reflect the effect of the Spin-Off, as a result, the number of shares of common stock reserved for future awards under the 2013 Plan was increased by 22.1 million shares.
Stock-based compensation expense was $2.2 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. The Company recognizes stock-based compensation expense over the stock-based awards' vesting period.
The Company granted options to acquire 1.1 million and 1.7 million shares of common stock to employees during the three months ended March 31, 2017 and 2016, respectively. The options granted in 2017 become exercisable in 33% increments annually over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date, and the options granted in 2016 and prior years become exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and also expire 10 years subsequent to the grant date.
The Company issued a total of 1.0 million and 1.3 million RSUs to employees and directors during the three months ended March 31, 2017 and 2016, respectively. The RSUs granted to employees generally vest on the third anniversary of the grant date. The RSUs granted to directors vest on the second anniversary of the grant date.
Performance shares are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2017 are based on 50% on total shareholder return relative to peers during the three-year performance period and 50% on Adjusted EBITDA in 2019. The performance goals for the performance shares granted in 2016 are based 50% on total shareholder return relative to peers and 50% on the weighted average return on invested capital (ROIC)

over the three-year performance period. Depending on the foregoing factors, the number of shares earned could range from zero to 0.9 million and zero to 1.2 million for the 2017 and 2016 performance share grants, respectively.
13. Fair Value of Financial Instruments
The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Commodity contracts	$—	$0.1	$—	$0.1
Total current assets at fair value	$—	$0.1	$—	$0.1

Current Liabilities:
Foreign currency exchange contracts	$—	$0.3	$—	$0.3
Total current liabilities at fair value	$—	$0.3	$—	$0.3

	Fair Value as of December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.2	$—	$0.2
Commodity contracts	—	0.2	—	0.2
Total current assets at fair value	$—	$0.4	$—	$0.4

Current Liabilities:
Foreign currency exchange contracts	$—	$1.0	$—	$1.0
Total current liabilities at fair value	$—	$1.0	$—	$1.0
The fair value of the Company's 2021 Notes was approximately $294.1 million and $282.2 million as of March 31, 2017 and December 31, 2016, respectively. See Note 7, “Debt,” for a description of the debt instruments and their related carrying values.
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
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its Senior Notes based on quoted market prices; because these markets are typically thinly traded, the assets and/or liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 8, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the ABL Revolving Credit

Facility, approximate fair value, without being discounted as of March 31, 2017 and December 31, 2016, due to the short-term nature of these instruments.
As a result of its global operating and financing activities, the Company is exposed to market risks from changes in interest rates, foreign currency exchange rates and commodity prices, which may adversely affect the Company’s operating results and financial position. When deemed appropriate, the Company attempts to minimize these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The foreign currency exchange, commodity and interest rate contracts are valued through an independent valuation source that uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2.
14. Derivative Financial Instruments
The Company’s risk management objective is to ensure that business exposures to risks that have been identified and measured, and are capable of being controlled, are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures.  Operating decisions consider these associated risks and structure transactions to avoid these risks whenever possible.
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
ASC Topic 815-10 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815-10, the Company designates commodity swaps and foreign currency exchange contracts as cash flow hedges of forecasted purchases of commodities and currencies.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  In the next twelve months, the Company estimates that $0.2 million of unrealized losses, net of tax, related to commodity price and currency rate hedging will be reclassified from other comprehensive income into earnings.  Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for 12 and 24 months, respectively, depending on the type of risk being hedged.
As of March 31, 2017 and December 31, 2016, the Company had the following outstanding commodity and foreign currency exchange contracts that were intended to hedge forecasted transactions:

Designated Hedging Instruments	Units Hedged
Commodity	March 31, 2017	December 31, 2016	Unit	Type
Natural Gas	3,579	26,807	MMBtu	Cash Flow
Steel	1,945	3,190	Tons	Cash Flow

Designated Hedging Instruments	Units Hedged
Currency	March 31, 2017	December 31, 2016	Type
Australian Dollar	1,380,374	611,143	Cash Flow
European Euro	4,609,005	9,834,120	Cash Flow
South Korean Won	83,579,000	218,408,100	Cash Flow
Singapore Dollar	300,000	900,000	Cash Flow
United States Dollar	—	2,311,697	Cash Flow
Japanese Yen	43,867,400	65,502,800	Cash Flow
For derivative instruments that are not designated as hedging instruments under ASC Topic 815-10, the gains or losses on the derivatives are recognized in current earnings within Other (expense) income, net in the Condensed Consolidated Statements of Operations.  As of March 31, 2017 and December 31, 2016, the Company had the following outstanding foreign currency exchange contracts that were not designated as hedging instruments:

Non Designated Hedging Instruments	Units Hedged
Currency	March 31, 2017	December 31, 2016	Recognized Location	Purpose
European Euro	4,929,005	10,502,111	Other income, net	Accounts Payable and Receivable Settlement
United States Dollar	5,550,000	15,318,000	Other income, net	Accounts Payable and Receivable Settlement
The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 was as follows:

Designated Hedging Instruments		ASSET DERIVATIVES
		March 31, 2017	December 31, 2016
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$0.1
Commodity contracts	Other current assets	0.1	0.2
Total derivatives designated as hedging instruments		$0.1	$0.3

		ASSET DERIVATIVES
		March 31, 2017	December 31, 2016
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$0.1
Total derivatives NOT designated as hedging instruments		$—	$0.1

Total asset derivatives		$0.1	$0.4
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 was as follows:

		LIABILITY DERIVATIVES
		March 31, 2017	December 31, 2016
(in millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.3	$0.9
Total derivatives designated as hedging instruments		$0.3	$0.9

		LIABILITY DERIVATIVES
		March 31, 2017	December 31, 2016
(in millions)	Balance Sheet Location	Fair Value
Derivatives NOT designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$—	$0.1
Total derivatives NOT designated as hedging instruments		$—	$0.1

Total liability derivatives		$0.3	$1.0

15.  Contingencies and Significant Estimates
As of March 31, 2017 and December 31, 2016, the Company had reserved $26.6 million and $28.6 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the three months ended March 31, 2017 and the year ended December 31, 2016:

(in millions)	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Balance at beginning of period	$28.6	$32.4
Accruals for warranties issued during the period	6.5	20.4
Settlements made (in cash or in kind) during the period	(8.7)	(23.7)
Currency translation	0.2	(0.5)
Balance at end of period	$26.6	$28.6
Product liability reserves in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 were $23.7 million and $21.7 million, respectively, and were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
To the extent permitted under applicable law, all of these are insured with self-insurance retention levels and/or coverage with outside insurers. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of March 31, 2017, the largest self-insured retention level for new occurrences currently maintained by the Company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
As of March 31, 2017, the Company held reserves for environmental matters related to potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in aggregate.
The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, the Company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is involved in numerous lawsuits involving asbestos-related claims in which the Company is one of numerous defendants. After taking into consideration legal counsel’s evaluation of such actions, the current political environment with respect to asbestos-related claims and the liabilities accrued with respect to such matters, in the opinion of management, ultimate resolution is not expected to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
The Company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
It is reasonably possible that the estimates for warranty costs, product liability, environmental remediation, asbestos-related claims and other various legal matters may change based upon new information that may arise or matters that are beyond the scope of the Company’s historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.
16. Guarantees
The Company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of March 31, 2017 and December 31, 2016 was $28.9 million and $30.4 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the Company and outstanding as of March 31, 2017 and December 31, 2016 was $27.2 million and $32.8 million, respectively.  These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2021.
17. Employee Benefit Plans
The Company provides certain pension, health care and death benefits to eligible retirees and their dependents. The funding mechanism for such benefits varies based on the country where the retiree resides and receives benefits.  Eligibility for pension coverage is based on retirement qualifications. Healthcare benefits may be subject to deductibles, co-payments and other limitations. The Company reserves the right to modify benefits unless a government agency in a certain country prohibits it from doing so.
As part of the Spin-Off, and in accordance with the employee matters agreement referred to in Note 2, “Discontinued Operations,” certain combined plans were split between MTW and MFS. Accordingly, the Company transferred to MFS pension obligations associated with active, retired and other former employees of MFS for those impacted MFS-related defined benefit pension plans. The allocation of plan assets was determined in accordance with applicable Employee Retirement Income Security Act of 1974, Internal Revenue Service and other jurisdictional requirements.
The components of periodic benefit costs for three months ended March 31, 2017 and March 31, 2016 are as follows:

	Three Months Ended March 31, 2017
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
(in millions)	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.4	$0.1
Interest cost of projected benefit obligations	1.3	0.6	0.2
Expected return on plan assets	(1.2)	(0.4)	—
Amortization of prior service cost	—	—	(0.3)
Amortization of actuarial net loss	0.8	0.4	0.1
Net periodic benefit costs	$0.9	$1.0	$0.1

	Three Months Ended March 31, 2016
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
(in millions)	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1
Interest cost of projected benefit obligations	2.2	1.6	0.5
Expected return on plan assets	(1.7)	(1.2)	—
Amortization of actuarial net loss	1.1	0.4	—
Net periodic benefit costs	1.6	1.3	0.6
Net periodic benefit costs associated with MFS	0.4	0.4	0.1
Net periodic benefit costs included in continuing operations	$1.2	$0.9	$0.5
18. Restructuring
The Company is continuing its restructuring activities to right-size the business by balancing capacity with demand. During the three months ended March 31, 2017 and 2016, the Company incurred $11.7 million and $4.4 million of restructuring expense, respectively. The costs for the three months ended March 31, 2017 related primarily to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil. Costs for the three months ended March 31, 2016 related to workforce reductions in two of the Company's facilities in North America.
With regard to the closure of the facility in Manitowoc, the Company expects to incur total cash charges for severance costs and other employment-related benefits in the range of $7 to $10 million, capital expenditures in the range of $10 to $12 million and other costs in the range of $15 to $20 million. Through the first quarter of 2017, the Company has incurred $2.1 million related to severance costs and other employment-related benefits, $4.4 million for capital expenditures and $9.5 million in other costs related to these initiatives. Non-cash charges, primarily related to fixed assets and inventory related charges, are expected to be in the range of $15 to $20 million, of which $17 million has been recorded to date. The Company anticipates all cash and non-cash charges to be recognized by the end of 2017.
The following is a roll-forward of the Company's restructuring activities for the three months ended March 31, 2017 (in millions):

	Restructuring Reserve Balance as of December 31, 2016	Restructuring Expenses	Cash Use of Reserve	Non-Cash Use of Reserve	Restructuring Reserve Balance as of March 31, 2017
Total	$8.2	$11.7	$10.3	$4.7	$4.9
19. Recent Accounting Changes and Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. - 2017-07 “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU amends ASC 715, Compensation – Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit and settlement and curtailment effects, are to be included in nonoperating expenses. This ASU also allows only the service cost component of net benefit cost to be capitalized (for example, as a cost of inventory). The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets, and is effective for public companies for fiscal years beginning after December 15, 2017; early adoption is permitted. The Company plans to adopt this ASU in the first quarter of 2018.
In January 2017, the FASB issued ASU No. 2017-04 - “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” This ASU simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after

December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company has early adopted  ASU No. 2017-04 effective the first quarter of 2017.
In November 2016, the FASB issued ASU No. 2016-18 - “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The amendments of this ASU address the diversity of presentation of restricted cash by requiring a statement of cash flows to explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will be effective for fiscal years beginning after December 15, 2017. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16 - “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory,” which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09 - “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This was further clarified with technical corrections issued within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20 and ASU 2017-05. The new revenue recognition guidance was issued to provide a single, comprehensive revenue recognition model for all contracts with customer. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customer at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements and is effective January 1, 2018, with early adoption permitted as of January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholder's Equity. The Company plans to adopt the new guidance effective January 1, 2018 utilizing the modified retrospective approach and is in the process of evaluating the financial impact of the adoption on its financial statements. The Company expects to conclude its assessment on the impact of adoption in the first half of 2017.
In March 2016, the FASB issued ASU 2016-09 - “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update is part of the FASB's Simplification Initiative, and its objective is to identify, evaluate and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving usefulness of the information provided to users of financial statements. The update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The effective date for this ASU is for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-06 - “Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments.” The amendments clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01 - “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation and disclosure for financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2017. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11 - “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update changes the guidance on accounting for inventory accounted for on a first-in first-out (FIFO) basis. Under the revised standard, an entity should measure FIFO inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured on a last-in, first-out (LIFO) basis. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Three Months Ended March 31, 2017 and 2016
Analysis of Net Sales
Consolidated net sales for the three months ended March 31, 2017 decreased 28.5% to $305.8 million from $427.4 million in the first quarter of 2016. The decrease in net sales was primarily driven by decreases in mobile crane shipments. At the beginning of 2016, the Company had a significantly higher backlog and shipped a high volume of large crawler cranes in the first quarter 2016 whose orders had been placed in earlier years. These orders did not reoccur in 2016, resulting in minimal shipments of crawler cranes in the first quarter, 2017. In addition, the North American market remains weak, which resulted in lower sales of other mobile products on a year-over-year basis. Sales in the Middle East also remained weak mainly due to continuing low oil prices, as well as currency pressures on U.S. produced cranes with many of Manitowoc's competitors based in Europe and Japan. Slightly offsetting these declines, sales in Europe saw year-over-year growth mainly due to continued strength in residential and commercial construction markets, coupled with new product introductions. Consolidated net sales for the three months ended March 31, 2017 and 2016 were unfavorably impacted by $6.4 million and $3.6 million, respectively, from the relative strength of the U.S. Dollar versus foreign currencies.
As of March 31, 2017, total backlog was $506.3 million, a 56.4% increase from the December 31, 2016 backlog of $323.8 million, and a 0.8% increase from the March 31, 2016 backlog of $502.2 million.
Analysis of Operating Income
Gross profit for the three months ended March 31, 2017 was $51.9 million, a decrease of $27.8 million compared to $79.7 million for the three months ended March 31, 2016. The decrease in gross profit was mainly due to the decrease in sales discussed above.
Engineering, selling and administrative (“ES&A”) expenses decreased 12.6% to $63.3 million for the three months ended March 31, 2017 compared to $72.4 million for the three months ended March 31, 2016. The decrease in ES&A expenses compared to the prior year period was due primarily to a decrease in wages and benefits expenses as a result of headcount reductions, reduced professional and consulting fees and discretionary cost controls, partly offset by the cost of the ConExpo trade show in the first quarter of 2017.
The Company's operating (loss) income for the three months ended March 31, 2017 was unfavorably impacted by $1.5 million from the relative strength of the U.S. Dollar versus foreign currencies.
For the three months ended March 31, 2017, the Company incurred $11.7 million of restructuring expense, which primarily relates to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil. With regard to the plant closure of the facility in Manitowoc, the Company expects to incur total cash charges for severance costs and other employment-related benefits in the range of $7 to $10 million, capital expenditures in the range of $10 to $12 million and other costs in the range of $15 to $20 million. Through the first quarter of 2017, the Company has incurred $2.1 million related to severance costs and other employment-related benefits, $4.4 million for capital expenditures and $9.5 in other costs related to these initiatives. Non-cash charges primarily related to fixed assets and inventory related charges are expected to be in the range of $15 to $20 million, of which $17 million has been recorded to date. The Company anticipates all cash and noncash charges will be recognized by the end of 2017. For the three months ended March 31, 2016, $4.4 million of restructuring expense was incurred related to workforce reductions in two of the Company's North American facilities.
Analysis of Non-Operating Income Statement Items
Interest expense for the three months ended March 31, 2017 was $10.1 million versus $9.7 million for the three months ended March 31, 2016. The average debt balance in 2017 was significantly less than the year prior, but this was offset by a higher average interest rate. Additionally, in the first quarter of 2016, $11.1 million of net derivative assets related to the termination of fixed-to-float swaps associated with the Prior 2020 and 2022 Notes were amortized as a net decrease to interest expense. See additional discussion of the fixed-to-float swaps associated with the Prior 2020 and 2022 Notes in Note 7, “Debt,” of the Condensed Consolidated Financial Statements.
There was no loss on debt extinguishment for the three months ended March 31, 2017. The loss on debt extinguishment for the three months ended March 31, 2016 was $76.3 million and consisted of $31.5 million related to the March 3, 2016 redemption of the Prior 2020 Notes, $34.6 million on the redemption of the Prior 2022 Notes, $5.9 million for the termination of the Prior Senior Credit Facility as a result of the write-off of deferred financing expense and $4.3 million loss on the termination of interest rate swaps.
Amortization expense for deferred financing fees was $0.5 million for the three months ended March 31, 2017 compared to $0.9 million for the three months ended March 31, 2016.

Other (expense) income for the three months ended March 31, 2017 was $0.2 million of expense compared to $1.1 million of income for the same period in 2016 and was comprised primarily of foreign currency translation.
For the three months ended March 31, 2017 and March 31, 2016, the Company recorded an income tax provision of $1.5 million and $107.7 million, respectively. The decrease in the Company’s tax expense for the three months ended March 31, 2017 relative to the prior year related primarily to a non-cash charge in 2016 of $106.5 million as a result of a valuation allowance associated with the Company’s domestic federal and state deferred tax assets and attributes in connection with the Spin-Off. In addition to the non-cash charge related to the valuation allowance, the Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.
The Company's loss from discontinued operations for the three months ended March 31, 2017 was not material. For the three months ended March 31, 2016, the loss from discontinued operations was $3.2 million and related primarily to the results of MFS through the separation date (March 4, 2016) and separation costs associated with the Spin-Off, which are classified in discontinued operations.
Financial Condition
First Three Months of 2017
Cash and cash equivalents balance as of March 31, 2017 totaled $36.1 million, a decrease of $33.8 million from the December 31, 2016 balance of $69.9 million.
Cash flows used for operating activities of continuing operations for the first three months of 2017 were $32.5 million and consisted of increased inventories and accrued expenses since December 31, 2016 combined with reduced sales volume. This is consistent with historical seasonal working capital needs, as the company builds inventory in anticipation of the summer construction season in the northern hemisphere.
Cash flows used for investing activities of continuing operations were $1.0 million for the first three months of 2017 and consisted of capital expenditures of $3.8 million, with the majority related to equipment purchases in North America and Europe, partially offset by proceeds from sales of property, plant and equipment of $1.7 million.
Cash flows used for financing activities of continuing operations were $0.8 million for the first three months of 2017 and consisted of net cash paid on long-term debt and notes financing in excess of proceeds from long-term debt and exercises of stock options.
First Three Months of 2016
Cash and cash equivalents balance as of March 31, 2016 totaled $87.2 million, an increase of $23.8 million from the December 31, 2015 balance of $63.4 million.
Cash flows used for operating activities of continuing operations for the first three months of 2016 were $163.4 million. During the first three months of 2016, cash flows used for continuing operations were primarily due to increased accounts receivable and inventory levels combined with reduced sales volume.
Cash flows used for investing activities of continuing operations of $9.7 million for the first three months of 2016 consisted primarily of capital expenditures of $10.9 million, with the majority of the capital expenditures related to equipment purchases and the since discontinued enterprise resource planning (“ERP”) system implementation, partially offset by proceeds from sales of property, plant and equipment of $1.2 million.
Cash flows provided by financing activities of continuing operations of $244.3 million for the first three months of 2016 consisted primarily of proceeds from the offering of the 2021 Notes, partially offset by cash transferred to MFS in conjunction with the Spin-Off. Further, immediately prior to the Spin-Off, MFS issued long-term debt, the majority of the proceeds were provided to MTW in the form of a cash dividend which MTW used to repay the then-outstanding Prior Senior Credit Facility and 2020 Notes and 2022 Notes.
Liquidity and Capital Resources
Outstanding debt as of March 31, 2017 and December 31, 2016 is summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
Senior notes due 2021	$250.3	$249.8
Other	34.9	35.7
Deferred financing costs	(3.7)	(4.0)
Total debt	281.5	281.5
Less current portion and short-term borrowings	(12.9)	(12.4)
Long-term debt	$268.6	$269.1
The balance sheet values of the 2021 Notes as of March 31, 2017 and December 31, 2016 are not equal to the face value of the 2021 Notes because of original issue discounts included in the applicable balance sheet values.
As of March 31, 2017, the Company had outstanding $34.9 million of other indebtedness that has a weighted-average interest rate of approximately 5.44%.  This debt includes balances on local credit lines and capital lease obligations.
On March 3, 2016, the Company entered into a $225.0 million Asset Based Revolving Credit Facility (as amended, the “ABL Revolving Credit Facility”) with Wells Fargo Bank, N.A. as administrative agent, and JP Morgan Chase Bank, N.A. and Goldman Sachs Bank USA as joint lead arrangers. The ABL Revolving Credit Facility capacity calculation is defined in the related credit agreement and is dependent on the fair value of inventory and fixed assets of the loan parties, which secure the borrowings. The ABL Revolving Credit Facility has a term of 5 years and includes a $75.0 million letter of credit sublimit, $10.0 million of which can be applied to the German borrower.
In October 2016, the ABL Revolving Credit Facility was amended to accommodate certain previously restricted activities related to the announced relocation of the Company’s manufacturing operations from Manitowoc, Wisconsin to Shady Grove, Pennsylvania. Among other things, the amendment allows the Company to transfer, sell and/or impair fixed assets located at the Wisconsin facility with limited impact on the availability under the facility.
In April 2017, the ABL Revolving Credit Facility was amended to modify several definitions regarding eligible equipment and inventory as it relates to a key financing partner of the Company. The amendment will have minimal impact on the Company’s daily operations or borrowing limits.
As of March 31, 2017, the Company did not have any borrowings outstanding on the ABL Revolving Credit Facility. During the quarter ended March 31, 2017, the highest daily borrowing was $22.3 million and the average borrowing was $9.7 million, while the average annual interest rate was 3.35%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability.  As of March 31, 2017, the spreads for LIBOR and Prime borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $155.9 million, which represents revolver borrowing capacity of $166.3 million less U.S. letters of credit outstanding of $10.4 million.
The ABL Revolving Credit Facility replaced the Company’s prior $1,050.0 million Third Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”). The Prior Senior Credit Facility included three different loan facilities: a $500.0 million revolving facility, Term A Loan in the aggregate amount of $350.0 million and Term B Loan in the amount of $200.0 million.
In the first quarter of 2016, the Company terminated the Prior Senior Credit Facility along with $175.0 million notional amount of float-to-fixed interest rate swaps related to Term Loan A, resulting in a loss of $5.9 million for the write-off of deferred financing expenses and $4.3 million for the termination of interest rate swaps.
On February 18, 2016, the Company entered into an indenture with Wells Fargo Bank, N.A., as trust and collateral agent, and sold $260.0 million aggregate principal amount of its 12.750% Senior Secured Second Lien Notes due August 15, 2021 (the “2021 Notes”). Interest on the 2021 Notes is payable semi-annually in February and August of each year. The 2021 Notes were sold pursuant to exemptions from registration under the Securities Act of 1933.
Both the ABL Revolving Credit Facility and 2021 Notes include customary covenants and events of default which include, without limitation, restrictions on indebtedness, capital expenditures, restricted payments, disposals, investments and acquisitions.
Additionally, the ABL Revolving Credit Facility contains a Fixed Charge Coverage springing financial covenant, which measures the ratio of (i) consolidated earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the related credit agreement, to (ii) fixed charges, as defined in the credit agreement. The financial covenant is triggered only if the Company fails to maintain minimum levels of availability under the facility. If triggered, the Company must maintain a Minimum Fixed Charge Coverage Ratio of 1.00 to 1.
On March 3, 2016, the Company redeemed its former 8.50% Senior Notes due 2020 (the “Prior 2020 Notes”) and 5.875% Senior Notes due 2022 (the “Prior 2022 Notes”) for $625.5 million and $330.5 million, or 104.250% and 110.167% expressed as a percentage of the principal amount, respectively.
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
Outstanding balances under the Company's Prior 2020 and Prior 2022 Notes, as well as the Prior Senior Credit Facility, were repaid with proceeds from the 2021 Notes and a cash dividend from MFS in conjunction with the Spin-Off.
As of March 31, 2017, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2021 Notes.  Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.
See additional discussion of the credit facilities and Senior Notes in Note 7, “Debt,” of the Condensed Consolidated Financial Statements.
Non-GAAP Measures
The Company uses EBITDA, Adjusted EBITDA and Adjusted operating loss, which are non-GAAP financial measures, as additional metrics to evaluate the Company’s performance. The Company defines EBITDA as income (loss) before interest, taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA plus the addback of restructuring expenses, asset impairment charges and other (expense) income - net. The Company defines Adjusted operating loss as Adjusted EBITDA excluding the addback of depreciation. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

The Company’s Adjusted EBITDA and Adjusted operating loss for the three months ended March 31, 2017 was a loss of $0.8 million and a loss of $11.4 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating income for the three months ended March 31, 2016 was $19.5 million and income of $7.3 million, respectively. The reconciliation of GAAP net loss to EBITDA and further to Adjusted EBITDA, Adjusted operating income (loss) and GAAP operating income (loss) is as follows (in millions):

	Quarter Ended
(in millions)	March 31, 2017	March 31, 2016
Net loss	$(36.0)	$(195.9)
Loss from discontinued operations	—	3.2
Interest expense and amortization of deferred financing fees	10.6	10.6
Income taxes	1.5	107.7
Depreciation expense	10.6	12.2
Amortization of intangible assets	0.4	0.7
EBITDA	(12.9)	(61.5)
Restructuring expense	11.7	4.4
Other expense - net (1)	0.4	76.6
Adjusted EBITDA	(0.8)	19.5
Depreciation expense	(10.6)	(12.2)
Adjusted operating income (loss)	(11.4)	7.3
Restructuring expense	(11.7)	(4.4)
Amortization of intangible assets	(0.4)	(0.7)
Other operating costs and expenses	(0.2)	(1.4)
GAAP operating income (loss)	$(23.7)	$0.8

(1)	Other expense - net includes other expense, loss on debt extinguishment and other income (expense) - net from the Company's Condensed Consolidated Statements of Operations.
The Company's EBITDA for the trailing twelve months ended March 31, 2017 was a loss of $129.1 million and is reconciled to net income and Adjusted EBITDA as follows:

Trailing Twelve Months
(in millions)	March 31, 2017
Net loss	$(215.9)
Loss from discontinued operations	4.0
Interest expense and amortization of deferred financing fees	41.8
Income taxes	(5.7)
Depreciation expense	44.0
Amortization of intangible assets	2.7
EBITDA	(129.1)
Restructuring expense	30.7
Asset impairment expense	96.9
Other expense - net (1)	(0.6)
Adjusted EBITDA	$(2.1)

(1)	Other expense - net includes other expense, loss on debt extinguishment and other income (expense) - net from the Company's Condensed Consolidated Statements of Operations.
Covenant compliant EBITDA was $54.2 million as of March 31, 2017 on a trailing basis since April 1, 2016, as defined by the ABL Revolving Credit Facility. The calculation of covenant compliant EBITDA has certain limitation and restrictions on addbacks and has been included for informational purposes only.

The Company maintains an accounts receivable securitization program with a commitment size of $75.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”  Sales of trade receivables under the program are reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  See Note 8, “Accounts Receivable Securitization,” of the Condensed Consolidated Financial Statements for further details regarding the program.
The Company’s liquidity position at March 31, 2017 and December 31, 2016 is summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$36.1	$69.9
Revolver borrowing capacity	166.3	160.4
Less: Outstanding letters of credit	(10.4)	(16.4)
Total liquidity	$192.0	$213.9
The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs in the foreseeable future.
The Company has not provided for additional U.S. income taxes on approximately $477.9 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At March 31, 2017, approximately $21.3 million of the Company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the Company has asserted are permanently reinvested. The Company has no current plans to repatriate material amounts of cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, although the Company has not generated cash from operations in the current period, the Company does not currently forecast a need for these funds in the U.S. because its future U.S. operations and debt service will be supported by the cash generated by its U.S. operations which are supported by the ABL Revolving Credit Facility as a source of liquidity during times of short term cash needs.  As of March 31, 2017, total availability under the facility was $166.3 million, of which $146.3 million was dedicated to U.S. borrowers.

Critical Accounting Policies
The Company's critical accounting policies have not materially changed since the 2016 Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year-ended December 31, 2016 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.
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

Cautionary Statements Regarding Forward-Looking Information
All of the statements in this Quarterly Report on Form 10-Q, other than historical facts, are forward-looking statements, including, without limitation, the statements made in the “Management's Discussion and Analysis of Financial Condition and Results of Operations.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations and beliefs relating to matters that are not historical in nature. The words “could,” “should,” “feel,” “anticipate,” “aim,” “preliminary,” “expect,” “believer,” “estimate,” “intend,” “intent,” “plan,” “will,” “foresee,” “project,” “forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, The Manitowoc Company, Inc. (the “Company” or “Manitowoc”) notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	unanticipated changes in revenues, margins, costs and capital expenditures;

•	the ability to significantly improve profitability;

•	potential delays or failures to implement specific initiatives within the restructuring program;

•
issues relating to the ability to timely and effectively execute on manufacturing strategies, including issues relating to plant closings, new plant start-ups, and/or consolidations of existing facilities and operations, and its ability to achieve the expected benefits from such actions;

•	the ability to direct resources to those areas that will deliver the highest returns;

•	uncertainties associated with new product introductions, the successful development and market acceptance of new and innovative products that drive growth;

•	the ability to focus on customers, new technologies and innovation;

•	the ability to focus and capitalize on product quality and reliability;

•	the ability to increase operational efficiencies across Manitowoc’s businesses and to capitalize on those efficiencies;

•	the ability to capitalize on key strategic opportunities and the ability to implement Manitowoc’s long-term initiatives;

•	the ability to generate cash and manage working capital consistent with Manitowoc’s stated goals;

•	the ability to convert orders and order activity into sales and the timing of those sales;

•	pressure of financing leverage;

•	foreign currency fluctuation and its impact on reported results and hedges in place with Manitowoc;

•	changes in raw material and commodity prices;

•	unexpected issues associated with the quality of materials, components and products sourced from third parties and the ability to successfully resolve those issues;

•	unexpected issues associated with the availability and viability of suppliers;

•	the risks associated with growth or contraction;

•	geographic factors and political and economic conditions and risks;

•	actions of competitors;

•	changes in economic or industry conditions generally or in the markets served by Manitowoc;

•
unanticipated changes in customer demand, including changes in global demand for high-capacity lifting equipment, changes in demand for lifting equipment in emerging economies and changes in demand for used lifting equipment;

•	global expansion of customers;

•	the replacement cycle of technologically obsolete cranes;

•	the ability of Manitowoc's customers to receive financing;

•	efficiencies and capacity utilization of facilities;

•	issues related to workforce reductions and potential subsequent rehiring;

•	work stoppages, labor negotiations, labor rates and temporary labor costs;

•	government approval and funding of projects and the effect of government-related issues or developments;

•	the ability to complete and appropriately integrate restructurings, consolidations, acquisitions, divestitures, strategic alliances, joint ventures and other strategic alternatives;

•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies and options;

•	impairment of goodwill and/or intangible assets;

•	unanticipated issues affecting the effective tax rate for the year;

•	unanticipated changes in the capital and financial markets;

•	risks related to actions of activist shareholders;

•	changes in laws throughout the world;

•	natural disasters disrupting commerce in one or more regions of the world;

•	risks associated with data security and technological systems and protections;

•	acts of terrorism; and

•	risks and other factors cited in Manitowoc's filings with the United States Securities and Exchange Commission.
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
Item 3.  Quantitative and Qualitative Disclosure about Market Risk
The Company’s market risk disclosures have not materially changed since the 2016 Form 10-K was filed.  The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016.
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
Changes in Internal Control Over Financial Reporting:  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the period covered by this report, we made no changes that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1A. Risk Factors
The Company’s risk factors disclosures have not materially changed since the 2016 Form 10-K was filed. The Company’s risk factors are incorporated by reference from Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Item 6.  Exhibits
(a)   Exhibits:  See exhibit index following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2017	The Manitowoc Company, Inc.
(Registrant)

/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
March 31, 2017

Exhibit No.	Description	Filed/Furnished Herewith

10.1	Consent and Amendment No. 2 to Credit Agreement and Amendment No. 1 to Guaranty Security Agreement, dated April 21, 2017, to Credit Agreement, dated March 3, 2016, among Wells Fargo Bank, National Association, as administrative agent, the financial institutions from time to time party thereto, as lenders, and The Manitowoc Company, Inc., Manitowoc Cranes, LLC, Grove U.S. L.L.C., and Manitowoc Crane Group Germany GmbH, as borrowers.	X	(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)  Filed Herewith
(2)  Furnished Herewith