Form 10-Q
period 2017-06-30
MANITOWOC CO INC
filed 2017-08-08
CIK 61986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2017, the most recent practicable date, was 140,605,924.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)
($ in millions, except per-share and average shares data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$394.6	$457.7	$700.4	$885.1
Cost of sales	318.3	370.4	572.2	718.1
Gross profit	76.3	87.3	128.2	167.0
Operating costs and expenses:
Engineering, selling and administrative expenses	60.4	73.4	123.7	145.8
Amortization of intangible assets	0.3	0.8	0.7	1.5
Restructuring expense	5.9	8.8	17.6	13.2
Other operating (income) expense - net	(0.2)	0.4	—	1.8
Total operating costs and expenses	66.4	83.4	142.0	162.3
Operating income (loss)	9.9	3.9	(13.8)	4.7
Other income (expense):
Interest expense	(9.7)	(9.9)	(19.8)	(19.6)
Amortization of deferred financing fees	(0.4)	(0.4)	(0.9)	(1.3)
Loss on debt extinguishment	—	—	—	(76.3)
Other income - net	3.2	2.1	3.0	3.2
Total other expense	(6.9)	(8.2)	(17.7)	(94.0)
Income (loss) from continuing operations before taxes	3.0	(4.3)	(31.5)	(89.3)
Provision for taxes on income	2.3	0.7	3.8	108.4
Income (loss) from continuing operations	0.7	(5.0)	(35.3)	(197.7)
Discontinued operations:
Loss from discontinued operations, net of income taxes of $0.0, $0.0, $0.0 and $(1.3), respectively	(0.2)	(0.8)	(0.2)	(4.0)
Net income (loss)	$0.5	$(5.8)	$(35.5)	$(201.7)

Per Share Data
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.04)	$(0.25)	$(1.44)
Loss from discontinued operations, net of income taxes	(0.00)	(0.01)	(0.00)	(0.03)
Basic income (loss) per common share	$0.00	$(0.04)	$(0.25)	$(1.47)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.04)	$(0.25)	$(1.44)
Loss from discontinued operations, net of income taxes	(0.00)	(0.01)	(0.00)	(0.03)
Diluted income (loss) per common share	$0.00	$(0.04)	$(0.25)	$(1.47)

Weighted average shares outstanding - basic	140,437,702	137,138,220	140,260,690	136,869,066
Weighted average shares outstanding - diluted	142,618,685	137,138,220	140,260,690	136,869,066
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)
($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$0.5	$(5.8)	$(35.5)	$(201.7)
Other comprehensive income (loss), net of tax
Unrealized income (loss) on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $1.1, respectively	0.1	(0.1)	0.6	1.5
Employee pension and postretirement benefits, net of income tax provision of $0.4, $0.0, $0.8 and $0.0, respectively	0.5	1.2	1.1	2.4
Foreign currency translation adjustments	23.1	(17.4)	33.2	31.8
Total other comprehensive income (loss), net of tax	23.7	(16.3)	34.9	35.7
Comprehensive income (loss)	$24.2	$(22.1)	$(0.6)	$(166.0)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2017 and December 31, 2016
(Unaudited)
($ in millions, except share data)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$26.3	$69.9
Accounts receivable, less allowances of $11.0 and $11.1, respectively	181.6	134.4
Inventories — net	476.2	429.0
Notes receivable — net	47.0	62.4
Other current assets	55.4	54.0
Total current assets	786.5	749.7

Property, plant and equipment — net	313.7	308.8
Goodwill	312.5	299.6
Other intangible assets — net	118.7	114.1
Other long-term assets	44.3	45.6
Total assets	$1,575.7	$1,517.8
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$370.9	$321.2
Short-term borrowings and current portion of long-term debt	11.0	12.4
Product warranties	32.5	36.5
Customer advances	23.0	21.0
Product liabilities	22.3	21.7
Total current liabilities	459.7	412.8
Non-Current Liabilities:
Long-term debt	278.1	269.1
Deferred income taxes	41.3	36.6
Pension obligations	86.0	86.4
Postretirement health and other benefit obligations	36.4	38.0
Long-term deferred revenue	19.0	20.3
Other non-current liabilities	59.1	64.1
Total non-current liabilities	519.9	514.5
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 140,605,924 and 139,841,214 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	571.7	567.6
Accumulated other comprehensive loss	(128.0)	(162.9)
Retained earnings	211.8	247.3
Treasury stock, at cost (22,570,004 and 23,334,714 shares, respectively)	(60.8)	(62.9)
Total stockholders' equity	596.1	590.5
Total liabilities and stockholders' equity	$1,575.7	$1,517.8
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
($ in millions)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operations:
Net loss	$(35.5)	$(201.7)
Adjustments to reconcile net loss to cash used for operating activities of continuing operations:
Discontinued operations, net of income taxes	0.2	4.0
Depreciation	19.9	23.6
Amortization of intangible assets	0.7	1.5
Amortization of deferred financing fees	0.9	1.3
Deferred income taxes	—	111.4
Loss on early debt extinguishment	—	15.4
Gain (loss) on sale of property, plant and equipment	(1.0)	1.7
Other	4.4	(4.5)
Changes in operating assets and liabilities, excluding effects of business acquisitions and divestitures:
Accounts receivable	(40.2)	(33.3)
Inventories	(34.6)	(39.9)
Notes receivable	9.5	7.5
Other assets	(4.4)	(9.7)
Accounts payable	46.8	(40.8)
Accrued expenses and other liabilities	(11.1)	(15.3)
Net cash used for operating activities of continuing operations	(44.4)	(178.8)
Net cash used for operating activities of discontinued operations	(0.2)	(47.7)
Net cash used for operating activities	(44.6)	(226.5)

Cash Flows from Investing:
Capital expenditures	(11.9)	(24.7)
Proceeds from sale of fixed assets	5.3	0.9
Other	1.3	0.3
Net cash used for investing activities of continuing operations	(5.3)	(23.5)
Net cash used for investing activities of discontinued operations	—	(2.4)
Net cash used for investing activities	(5.3)	(25.9)

Cash Flows from Financing:
Proceeds from revolving credit facility	10.3	—
Payments on long-term debt	(4.8)	(1,365.9)
Proceeds from long-term debt	—	261.1
Payments on notes financing - net	(2.9)	(5.0)
Debt issuance costs	—	(8.3)
Exercises of stock options	2.9	2.5
Dividend from spun-off subsidiary	—	1,361.7
Cash transferred to spun-off subsidiary	—	(17.7)
Net cash provided by financing activities of continuing operations	5.5	228.4
Net cash provided by financing activities of discontinued operations	—	0.2
Net cash provided by financing activities	5.5	228.6

Effect of exchange rate changes on cash	0.8	1.2

Net decrease in cash and cash equivalents	(43.6)	(22.6)
Balance at beginning of period, including cash of discontinued operations of $0.0 and $31.9	69.9	63.4
Balance at end of period	$26.3	$40.8
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2017 and 2016
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
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, the cash flows for the same six-month periods and the financial position at June 30, 2017 and December 31, 2016, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2016. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.
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
In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections” and ASC Topic 250-10-S99-1, “Assessing Materiality.” The Company determined that these errors were not material to the Company's prior interim period consolidated financial statements and therefore, amending the previously filed report was not required. However, the Company determined that the impact of the corrections would be too significant to record within the second quarter of 2016. As such, the revision for the correction was reflected in the financial information for the first quarter of 2016.
During the fourth quarter of 2016, the Company identified an adjustment to the previously issued financial statements for the three months ended March 31, 2016, related to a non-cash reclassification between continuing and discontinued operations within the operating section of the Statement of Cash Flows for the three months ended March 31, 2016, whereby the change in accrued expenses and other liabilities and net cash used for operating activities of continuing operations was understated by $16.2 million, and the net cash used for operating activities of discontinued operating activities was overstated by $16.2 million. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250 and ASC Topic 250-10-S99-1. The Company determined that these errors were not material to the Company's prior interim period consolidated financial statements, and therefore, amending the previously filed reports was not required. The revision for the correction was reflected in the financial information for the first quarter of 2016.
In the fourth quarter of 2016, the Company changed its method of inventory costing for certain inventory to the FIFO method from the LIFO method. The Company applied this change in method of inventory costing by retrospectively adjusting the prior period financial statements. As a result of the retrospective adjustment of the change in accounting principle, certain amounts in the Company's Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 were adjusted.
A summary of the adjustments on the impacted financial statement line items in the Condensed Consolidated Statements of Operations as revised and as previously presented in the June 30, 2016 Form 10-Q is as follows ($ in millions):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As previously presented	Impact of change to FIFO	As revised	As previously presented	Impact of change to FIFO	As revised
Cost of sales	$369.5	$0.9	$370.4	$715.0	$3.1	$718.1
Operating income (loss)	4.8	(0.9)	3.9	7.8	(3.1)	4.7
Loss on debt extinguishment	—		—	(76.3)	—	(76.3)
Loss from continuing operations before taxes on income	(3.4)	(0.9)	(4.3)	(86.2)	(3.1)	(89.3)
Provision (benefit) for taxes on income	0.7	—	0.7	122.2	(13.8)	108.4
Loss from continuing operations	(4.1)	(0.9)	(5.0)	(208.4)	10.7	(197.7)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(0.8)	—	(0.8)	(4.0)	—	(4.0)
Net loss	$(4.9)	$(0.9)	$(5.8)	$(212.4)	$10.7	$(201.7)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.01)	$(0.04)	$(1.52)	$0.08	$(1.44)
Loss from discontinued operations	(0.01)	—	(0.01)	(0.03)	—	(0.03)
Loss per common share	$(0.04)	$(0.01)	$(0.04)	$(1.55)	$0.08	$(1.47)
2. Discontinued Operations
On March 4, 2016, Manitowoc completed the Spin-Off of MFS. The financial results of MFS are presented as loss from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Operations. The following table presents the financial results of MFS through the date of the Spin-Off for the indicated period and does not include corporate overhead allocations:

Major classes of line items constituting earnings from discontinued operations before income taxes related to MFS
($ in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net sales	$—	$219.6

Cost of sales	—	141.5
Engineering, selling and administrative expenses	—	48.3
Amortization expense	—	5.2
Restructuring expense	—	0.3
Separation expense	0.7	27.7
Total operating costs and expenses	0.7	223.0
Loss from operations	(0.7)	(3.4)
Other expense	—	(1.8)
Loss from discontinued operations before income taxes	(0.7)	(5.2)
Benefit for taxes on earnings	—	(1.3)
Loss from discontinued operations, net of income taxes	$(0.7)	$(3.9)

For both the three and six months ended June 30, 2017, net losses recorded by the Company related to discontinued operations from various businesses disposed in prior periods were $0.2 million. For each of the three and six months ended June 30, 2016, net losses recorded by the Company for various other businesses disposed of in prior periods were $0.1 million.
Manitowoc and MFS entered into agreements in connection with the Spin-Off, including a transition services agreement (“TSA”), separation and distribution agreement, tax matters agreement, intellectual property matters agreement and an employee matters agreement.
Pursuant to the TSA, Manitowoc, MFS and their respective subsidiaries provided various services to each other on an interim, transitional basis. Services provided by Manitowoc included, among others, finance, information technology and certain other administrative services. The services generally commenced on March 4, 2016 and all have terminated generally within 12 months of that date. Billings by Manitowoc under the TSA were recorded as a reduction of the costs to provide the respective service in the applicable expense category.
Separation costs recorded by the Company during the three and six months ended June 30, 2017 related to the Spin-Off were negligible. During the three and six months ended June 30, 2016, the Company recorded $0.7 million and $27.7 million of separation costs related to the Spin-Off. Separation costs consisted primarily of professional and consulting fees and were included in the results of discontinued operations.
3. Inventories
The components of inventories as of June 30, 2017 and December 31, 2016 are summarized as follows:

($ in millions)	June 30, 2017	December 31, 2016
Inventories:
Raw materials	$123.9	$109.3
Work-in-process	127.9	88.4
Finished goods	269.1	270.9
Total inventories	520.9	468.6
Excess and obsolete inventory reserve	(44.7)	(39.6)
Inventories — net	$476.2	$429.0
In the fourth quarter of 2016, the Company changed its method of inventory costing from LIFO to FIFO for certain of its inventory. See footnote 1 for further information.
4. Notes Receivable
Notes receivable balances as of June 30, 2017 and December 31, 2016, consisted primarily of amounts due to the Company's captive finance company in China and the remaining balance on the note from the 2014 sale of Manitowoc Dong Yue. As of

June 30, 2017, the Company had current and long-term notes receivable in the amount of $47.0 million and $18.0 million, respectively. As of December 31, 2016, the Company had current and long-term notes receivable in the amount of $62.4 million and $21.1 million, respectively. Long-term notes receivable are included within other long-term assets on the Condensed Consolidated Balance Sheet.
5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2016 and the six months ended June 30, 2017 are as follows:

($ in millions)	Total
Balance as of January 1, 2016	$306.5
Foreign currency impact	(6.9)
Balance as of December 31, 2016	299.6
Foreign currency impact	12.9
Balance as of June 30, 2017	$312.5
The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other” for its single reporting unit, Cranes.
The Company performs an annual impairment review during the fourth quarter of every year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no impairment indicators since the fourth quarter of 2016, therefore no impairment review has occurred. The Company performs the impairment review for goodwill and indefinite-lived intangible assets using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill, or indefinite-lived intangible asset. The intangible asset is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
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
The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017			December 31, 2016
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$96.8	$—	$96.8	$92.4	$—	$92.4
Customer relationships	10.6	(8.6)	2.0	10.3	(7.8)	2.5
Patents	29.8	(28.8)	1.0	28.5	(27.4)	1.1
Engineering drawings	10.5	(10.4)	0.1	10.0	(9.9)	0.1
Distribution network	18.9	(0.1)	18.8	18.0	—	18.0
Other intangibles	0.3	(0.3)	—	0.2	(0.2)	—
Total	$166.9	$(48.2)	$118.7	$159.4	$(45.3)	$114.1

Amortization expense for the three months ended June 30, 2017 and 2016 was $0.3 million and $0.8 million, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $0.7 million and $1.5 million, respectively.
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
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at June 30, 2017 and December 31, 2016 are summarized as follows:

($ in millions)	June 30, 2017	December 31, 2016
Trade accounts payable	$215.2	$157.7
Employee-related expenses	35.4	28.1
Accrued vacation	24.0	21.8
Miscellaneous accrued expenses	96.3	113.6
Total	$370.9	$321.2
7. Debt
Outstanding debt at June 30, 2017 and December 31, 2016 is summarized as follows:

($ in millions)	June 30, 2017	December 31, 2016
Revolving credit facility	$10.3	$—
Senior secured second lien notes due 2021	250.9	249.8
Other	31.4	35.7
Deferred financing costs	(3.5)	(4.0)
Total debt	289.1	281.5
Short-term borrowings and current portion of long-term debt	(11.0)	(12.4)
Long-term debt	$278.1	$269.1
The balance sheet values of the 12.750% senior secured lien notes due 2021 (the "2021 Notes") as of June 30, 2017 and December 31, 2016 are not equal to the face value of the 2021 Notes, $260.0 million, because of original issue discounts included in the applicable balance sheet values.
As of June 30, 2017, the Company had outstanding $31.4 million of other indebtedness that has a weighted-average interest rate of approximately 5.43%. This debt includes balances on local credit lines and capital lease obligations.
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
In October 2016, the ABL Revolving Credit Facility was amended to accommodate certain previously restricted activities related to the relocation of the Company’s manufacturing operations from Manitowoc, Wisconsin to Shady Grove, Pennsylvania. Among other things, the amendment allows the Company to transfer, sell and/or impair fixed assets located at the Wisconsin facility with limited impact on the availability under the facility.
In April 2017, the ABL Revolving Credit Facility was amended to modify several definitions regarding eligible equipment and inventory as it relates to a key financing partner of the Company. The amendment is expected to continue to have, a minimal impact on the Company’s daily operations and borrowing limits.

As of June 30, 2017, the Company's outstanding balance on the ABL Revolving Credit Facility was $10.3 million. The Company had no borrowings on the ABL Revolving Credit Facility at December 31, 2016. During the quarter ended June 30, 2017, the highest daily borrowing was $41.6 million and the average borrowing was $21.6 million, while the average annual interest rate was 3.31%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of June 30, 2017, the spreads for LIBOR and Prime borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $144.2 million, which represents revolver borrowing capacity of $168.9 million less borrowings of $10.3 million and U.S. letters of credit outstanding of $14.4 million.
The ABL Revolving Credit Facility replaced the Company’s prior $1,050.0 million Third Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”). The Prior Senior Credit Facility included three different loan facilities: a $500.0 million revolving facility and two term loans in the aggregate amount of $550.0 million.
In the first quarter of 2016, the Company terminated the Prior Senior Credit Facility along with $175.0 million notional amount of float-to-fixed interest rate swaps related to one of its prior term loans, resulting in a loss of $5.9 million for the write-off of deferred financing expenses and $4.3 million for the termination of interest rate swaps.
On February 18, 2016, the Company entered into an indenture with Wells Fargo Bank, N.A., as trust and collateral agent, and sold $260.0 million aggregate principal amount of its 2021 Notes. Interest on the 2021 Notes is payable semi-annually in February and August of each year. The 2021 Notes were sold pursuant to exemptions from registration under the Securities Act of 1933.
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
As of June 30, 2017, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2021 Notes.
8. Accounts Receivable Securitization
The Company maintains an accounts receivable securitization program with a commitment size of $75.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”

On March 3, 2016, the Company entered into a Receivables Purchase Agreement (“RPA”) among Manitowoc Funding, LLC (“MTW Funding”), as Seller, The Manitowoc Company, Inc., as Servicer, and Wells Fargo Bank, N.A., as Purchaser and as Agent, to replace its prior facility.
Under the RPA (and related Purchase and Sale Agreements), the Company’s domestic trade accounts receivable are sold to MTW Funding which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (“Purchaser”), all of MTW Funding's rights, title and interest in a pool of receivables to the Purchaser.
The Purchaser receives ownership of the pool of receivables in each instance. New receivables are purchased by MTW Funding and sold to the Purchaser as cash collections reduce previously sold investments. The Company acts as the servicer (in such capacity, the “Servicer”) of the receivables and, as such, administers, collects and otherwise enforces the receivables. The Servicer is compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The Servicer initially receives payments made by obligors on the receivables but is required to remit those payments to the Purchaser in accordance with the RPA. The Purchaser has no recourse for uncollectible receivables.
Trade accounts receivable sold to the Purchaser totaled $160.2 million and $181.5 million for the three months ended June 30, 2017and 2016, respectively. Cash proceeds received from customers related to the receivables previously sold for the three months ended June 30, 2017 and 2016 were $133.3 million and $229.0 million, respectively.
Sales of trade receivables under the program reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets were $32.7 million and $19.5 million as of June 30, 2017 and December 31, 2016, respectively. The proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily because the average collection cycle of the related receivables is less than 60 days; and as such, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of June 30, 2017 and December 31, 2016 was $41.9 million and $30.6 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.
The securitization program contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a minimum fixed charge coverage ratio which is the same as the covenant ratio required per the ABL Revolving Credit Facility. As of June 30, 2017, the Company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the RPA, as amended.
9.  Income Taxes
For the three months ended June 30, 2017 and 2016, the Company recorded income tax expense of $2.3 million and $0.7 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded income tax expense of $3.8 million and $108.4 million, respectively. The decrease in the Company’s tax expense for the six months ended June 30, 2017 relative to the prior year relates primarily to a non-cash charge in 2016 of $106.4 million for a one-time increase in the valuation allowance associated with the Company’s domestic federal and state deferred tax assets and attributes in connection with the Spin-Off. In addition to the 2016 non-cash charge related to the valuation allowance, the Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.
The Company will continue to evaluate its valuation allowance requirements on an ongoing basis in light of changing facts and circumstances and may adjust its deferred tax asset valuation allowances accordingly, and it is a reasonable possibility that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s income tax provision and could have a material effect on operating results.
The Company’s unrecognized tax benefits, excluding interest and penalties, were $15.6 million as of June 30, 2017 and $15.8 million as of December 31, 2016.
The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of June 30, 2017, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits and any related litigation could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.
10. Earnings Per Share
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	140,437,702	137,138,220	140,260,690	136,869,066
Effect of dilutive securities	2,180,983	—	—	—
Diluted weighted average common shares outstanding	142,618,685	137,138,220	140,260,690	136,869,066
For the three months ended June 30, 2017 and 2016, respectively, 1.5 million and 4.2 million of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares. For the six months ended June 30, 2017 and 2016, respectively, 1.3 million and 4.2 million of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares.
For the three months ended June 30, 2017 and 2016, the total number of potentially dilutive options was zero and 1.6 million, respectively. For the six months ended June 30, 2017 and 2016, the total number of potentially dilutive options was 1.9 million and 1.1 million, respectively. Because the Company had a loss from continuing operations for the three months ended June 30, 2016 and six months ended June 30, 2017 and 2016, these dilutive options were not included in the computation of diluted net loss per common share since doing so would decrease the loss per share.
No cash dividends were paid during any of the three and six month periods ended June 30, 2017 and June 30, 2016.
11.  Stockholders’ Equity
The following is a roll forward of retained earnings for the six months ended June 30, 2017 and 2016:

($ in millions)	Retained Earnings
Balance at December 31, 2016	$247.3
Net loss	(35.5)
Balance at June 30, 2017	$211.8

($ in millions)	Retained Earnings
Balance at December 31, 2015	$562.3
Net loss	(201.7)
Distribution of MFS	51.2
Balance at June 30, 2016	$411.8
Authorized capital consists of 300 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.
Currently, the Company has authorization to purchase up to 2.4 million shares of common stock at management’s discretion; however, the Company has certain restrictions from repurchasing shares of its capital stock or other equity interests under various covenants of its debt agreements. Further, the Company has not purchased any shares of its common stock under this authorization since 2006.
A reconciliation for the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2017 and June 30, 2016 is as follows:

($ in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2016	$(0.3)	$(51.8)	$(110.8)	$(162.9)
Other comprehensive income before reclassifications	0.3	—	10.1	10.4
Amounts reclassified from accumulated other comprehensive loss	0.2	0.6	—	0.8
Net current period other comprehensive income	0.5	0.6	10.1	11.2
Balance at March 31, 2017	0.2	(51.2)	(100.7)	(151.7)
Other comprehensive income before reclassifications	—	—	23.1	23.1
Amounts reclassified from accumulated other comprehensive loss	0.1	0.5	—	0.6
Net current period other comprehensive income	0.1	0.5	23.1	23.7
Balance at June 30, 2017	$0.3	$(50.7)	$(77.6)	$(128.0)

($ in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2015	$(3.8)	$(82.6)	$(121.4)	$(207.8)
Other comprehensive income (loss) before reclassifications	(2.7)	—	20.3	17.6
Amounts reclassified from accumulated other comprehensive loss	4.3	1.2	—	5.5
Net current period other comprehensive income	1.6	1.2	20.3	23.1
Distribution of MFS	2.1	44.5	31.0	77.6
Balance at March 31, 2016	(0.1)	(36.9)	(70.1)	(107.1)
Other comprehensive loss before reclassifications	—	—	(17.4)	(17.4)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	1.2	—	1.1
Net current period other comprehensive income (loss)	(0.1)	1.2	(17.4)	(16.3)
Balance at June 30, 2016	$(0.2)	$(35.7)	$(87.5)	$(123.4)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
($ in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.1)	$(0.3)		Cost of sales
	(0.1)	(0.3)		Total before tax
	—	—		Tax expense
	$(0.1)	$(0.3)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.3)	$(2.6)	(a)
Prior service cost	0.4	0.7
	(0.9)	(1.9)		Total before tax
	0.4	0.8		Tax expense
	$(0.5)	$(1.1)		Net of tax

Total reclassifications for the period	$(0.6)	$(1.4)		Net of tax
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 16, “Employee Benefit Plans,” for further details).
The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
($ in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Recognized Location
Gains and losses on cash flow hedges
Commodity contracts	$0.1	$(1.0)	Cost of sales
Interest rate swap contracts: Float-to-fixed	—	(4.3)	Interest Expense
	0.1	(5.3)	Total before tax
	—	1.1	Tax expense
	$0.1	$(4.2)	Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.2)	$(2.4)
	(1.2)	(2.4)	Total before tax
	—	—	Tax expense
	$(1.2)	$(2.4)	Net of Tax

Total reclassifications for the period	$(1.1)	$(6.6)	Net of Tax

(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 16, “Employee Benefit Plans,” for further details).

12.  Stock-Based Compensation
The Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”) was approved by shareholders on May 7, 2013 and replaced several of the Company's incentive plans (collectively referred to as the “Prior Plans”). No new awards may be granted under the Prior Plans; however, outstanding awards under the Prior Plans will continue in force and effect pursuant to their terms. The 2013 Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”) and performance shares or performance unit awards. The total number of shares of the Company’s common stock originally available for awards under the 2013 Plan was 8.0 million shares, subject to adjustment for stock splits, stock dividends and certain other transactions or events. On March 20, 2016, in accordance with the 2013 Plan's adjustment provisions, the Board of Directors approved an amendment to the 2013 Plan to reflect the effect of the Spin-Off, as a result, the number of shares of common stock reserved for future awards under the 2013 Plan was increased by 22.1 million shares.
Stock-based compensation expense was $1.1 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense was $3.3 million and $2.8 million for the six months ended June 30, 2017 and 2016, respectively. The Company recognizes stock-based compensation expense over the awards' vesting period.
The Company did not grant any options to acquire shares of common stock to employees during the three months ended June 30, 2017. The Company granted options to acquire 0.1 million shares of common stock to employees during the three months ended June 30, 2016. Options to acquire 1.1 million and 1.7 million shares of common stock were granted to employees during the six months ended June 30, 2017 and 2016, respectively. The options granted in 2017 become exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date, and the options granted in 2016 and prior years become exercisable in four annual increments over a four-year period beginning on the first anniversary of the grant date and also expire 10 years subsequent to the grant date.
The Company issued a negligible number of RSUs to employees during the three months ended June 30, 2017 and 0.1 million RSUs during the three months ended June 30, 2016. A total of 0.5 million and 0.6 million RSUs were issued by the Company to employees and directors during the six months ended June 30, 2017 and 2016, respectively. The RSUs granted to employees generally vest on the first or third anniversary of the grant date, depending on the grant. The RSUs granted to directors vest on the second anniversary of the grant date.
The Company did not issue any performance shares to employees during the three months ended June 30, 2017, and a negligible number of performance shares were issued during the three months ended June 30, 2016. A total of 0.5 million and 0.8 million performance shares were issued during the six months ended June 30, 2017 and 2016, respectively. Performance shares are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2017 are based on 50% on total shareholder return ("TSR") relative to peers during the three-year performance period and 50% on Adjusted EBITDA percentage from continuing operations in 2019. The performance goals for the performance shares granted in 2016 are based 50% on TSR relative to peers and 50% on the weighted average return on invested capital (ROIC) over the three-year performance period. Depending on the foregoing factors, the number of shares earned could range from zero to 0.9 million and zero to 1.2 million for the 2017 and 2016 performance share grants, respectively.
13. Fair Value of Financial Instruments
The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2017
($ in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.3	$—	$0.3
Commodity contracts	—	0.2	—	0.2
Total current assets at fair value	$—	$0.5	$—	$0.5

Current Liabilities:
Commodity contracts	$—	$0.1	$—	$0.1
Total current liabilities at fair value	$—	$0.1	$—	$0.1

	Fair Value as of December 31, 2016
($ in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.2	$—	$0.2
Commodity contracts	—	0.2	—	0.2
Total current assets at fair value	$—	$0.4	$—	$0.4

Current Liabilities:
Foreign currency exchange contracts	$—	$1.0	$—	$1.0
Total current liabilities at fair value	$—	$1.0	$—	$1.0
The fair value of the Company's 2021 Notes was approximately $289.6 million and $282.2 million as of June 30, 2017 and December 31, 2016, respectively. See Note 7, “Debt,” for a description of the debt instruments and their related carrying values.
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
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its Senior Notes based on quoted market prices; because these markets are typically thinly traded, the assets and/or liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 8, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the ABL Revolving Credit Facility, approximate fair value, without being discounted as of June 30, 2017 and December 31, 2016, due to the short-term nature of these instruments.
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
14.  Contingencies and Significant Estimates
As of June 30, 2017 and December 31, 2016, the Company had reserved $29.6 million and $28.6 million, respectively, for warranty claims included in product warranties, as well as other non-current liabilities in the Condensed Consolidated Balance Sheets. In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the six months ended June 30, 2017 and the year ended December 31, 2016:

($ in millions)	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Balance at beginning of period	$28.6	$32.4
Accruals for warranties issued during the period	16.3	20.4
Settlements made (in cash or in kind) during the period	(16.4)	(23.7)
Currency translation	1.1	(0.5)
Balance at end of period	$29.6	$28.6
Product liability reserves in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 were $22.3 million and $21.7 million, respectively, and were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
As of June 30, 2017, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels and/or coverage with outside insurers. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of June 30, 2017, the largest self-insured retention level for new occurrences currently maintained by the Company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.
As of June 30, 2017, the Company held reserves for environmental matters related to potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in aggregate.
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
15. Guarantees
The Company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third party financing agreement.  The deferred revenue included in other current and non-current liabilities as of June 30, 2017 and December 31, 2016 was $28.6 million and $30.4 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the Company and outstanding as of June 30, 2017 and December 31, 2016 was $29.1 million and $32.8 million, respectively.  These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2021.

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
The components of periodic benefit costs for three and six months ended June 30, 2017 and June 30, 2016 are as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
($ in millions)	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$—	$—	$0.9	$0.1
Interest cost of projected benefit obligations	1.4	0.4	0.3	2.7	1.0	0.5
Expected return on plan assets	(1.3)	(0.3)	—	(2.5)	(0.7)	—
Amortization of prior service cost	—	—	(0.4)	—	—	(0.7)
Amortization of actuarial net loss	0.8	0.4	0.1	1.6	0.8	0.2
Net periodic benefit costs	$0.9	$1.0	$—	$1.8	$2.0	$0.1

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
($ in millions)	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.4	$—	$—	$0.9	$0.1
Interest cost of projected benefit obligations	1.7	0.6	0.4	3.9	2.2	0.9
Expected return on plan assets	(1.4)	(0.5)	—	(3.2)	(1.7)	—
Amortization of actuarial net loss	0.9	0.3	—	2.1	0.7	—
Net periodic benefit costs	1.2	0.8	0.4	2.8	2.1	1.0
Net periodic benefit costs associated with MFS	—	—	—	0.4	0.4	0.1
Net periodic benefit costs included in continuing operations	$1.2	$0.8	$0.4	$2.4	$1.7	$0.9
17. Restructuring
The Company is continuing its restructuring activities to right-size the business by balancing capacity with demand. During the three months ended June 30, 2017 and 2016, the Company incurred $5.9 million and $8.8 million of restructuring expense, respectively. During the six months ended June 30, 2017 and 2016, the Company incurred $17.6 million and $13.2 million of restructuring expense, respectively. The costs for the three and six months ended June 30, 2017 related primarily to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil. Costs for the three and six months ended June 30, 2016 related to workforce reductions in two of the Company's facilities in North America.

With regard to the closure of the facility in Manitowoc, the Company expects to incur total cash charges for severance costs and other employment-related benefits of approximately $4.2 million, capital expenditures in the range of $10.7 million to $11.0 million and other costs in the range of $17.0 million to $18.4 million. Since the closure of the manufacturing operations in Manitowoc, WI was announced and through the second quarter of 2017, the Company has incurred $4.2 million related to severance costs and other employment-related benefits, $10.7 million for capital expenditures and $15.9 million in other costs related to these initiatives. Non-cash charges, primarily related to fixed assets and inventory related charges, are expected to be in the range of $17.0 million to $20.0 million, of which $17.0 million has been recorded to date. The Company anticipates all cash and non-cash charges to be recognized by the end of 2017.
The following is a roll-forward of the Company's restructuring activities for the six months ended June 30, 2017 ($ in millions):

	Restructuring Reserve Balance as of December 31, 2016	Restructuring Expenses	Cash Use of Reserve	Non-Cash Use of Reserve	Restructuring Reserve Balance as of June 30, 2017
Total	$8.2	$17.6	$16.6	$4.7	$4.5
18. Recent Accounting Changes and Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. - 2017-09 “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The standard is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” to shorten the amortization period for the premium to the earliest call date instead of the contractual life of the instrument. This new guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Entities will be required to apply the new guidance using the modified retrospective method with a cumulative-effect adjustment to retained earnings upon the adoption date. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07 “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU amends ASC 715, Compensation – Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit and settlement and curtailment effects, are to be included in nonoperating expenses. This ASU also allows only the service cost component of net benefit cost to be capitalized (for example, as a cost of inventory). The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets, and is effective for public companies for fiscal years beginning after December 15, 2017; early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04 - “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” This ASU simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU No. 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption was permitted for any impairment tests performed after January 1, 2017. The Company early adopted ASU No. 2017-04 effective in the first quarter of 2017.
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

In October 2016, the FASB issued ASU No. 2016-16 - “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory,” which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09 - “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This was further clarified with technical corrections issued within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20 and ASU 2017-05. The new revenue recognition guidance was issued to provide a single, comprehensive revenue recognition model for all contracts with customer. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customer at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements and is effective January 1, 2018, with early adoption permitted as of January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholder's Equity. The Company plans to adopt the new guidance effective January 1, 2018 utilizing the modified retrospective approach. Based upon review of the Company's current revenue recognition practices, the Company has not identified any terms or conditions in the contracts reviewed that would suggest the adoption of ASC 606 will result in a different pattern of revenue recognition than that recorded under current guidance.  However, the Company will continue to evaluate this assessment as further review is performed, which includes incremental contract reviews and finalization of our documentation, which could identify changes under ASU 2014-09.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016
Analysis of Net Sales
Consolidated net sales for the three months ended June 30, 2017 decreased 13.8% to $394.6 million from $457.7 million in the second quarter of 2016. Consolidated net sales for the six months ended June 30, 2017 decreased 20.9% to $700.4 million from $885.1 million for the same period in 2016. The decrease in net sales for the three and six months ended June 30, 2017 as compared to last year was primarily driven by a high level of large crawler crane shipments in the fist and second quarter, 2016 in the Americas whose orders had been placed in earlier years. In addition, sales in the Americas and Middle East remained stable mainly due to continuing low oil prices, as well as currency pressures on U.S. produced cranes with many of the Company's competitors based in Europe and Japan. Slightly offsetting these declines, sales in Europe saw year-over-year growth mainly due to continued strength in residential and non-residential commercial construction markets, coupled with new product introductions. Consolidated net sales for the three and six months ended June 30, 2017 were unfavorably impacted by $4.3 million and $10.7 million, respectively, from the relative strength of the U.S. Dollar versus foreign currencies.
As of June 30, 2017, total backlog was $491.2 million, a 51.7% increase from the December 31, 2016 backlog of $323.8 million, and a 24.8% increase from the June 30, 2016 backlog of $393.5 million.
Analysis of Operating Income
Gross profit for the three months ended June 30, 2017 was $76.3 million, a decrease of $11.0 million compared to $87.3 million for the three months ended June 30, 2016. Gross profit for the six months ended June 30, 2017 was $128.2 million, a decrease of $38.8 million compared to $167.0 million for the six months ended June 30, 2016. The decrease in gross profit for the three and six months ended June 30, 2017 as compared to the prior year was mainly due to the decreases in sales volumes discussed above.
Engineering, selling and administrative (“ES&A”) expenses decreased 17.7% to $60.4 million for the three months ended June 30, 2017 compared to $73.4 million for the three months ended June 30, 2016. ES&A expenses decreased 15.2% to $123.7 million for the six months ended June 30, 2017 compared to $145.8 million for the six months ended June 30, 2016. The decrease in ES&A expenses for the three and six months ended June 30, 2017 compared to the prior year periods was primarily due to a decrease in wages and benefits related expenses as a result of headcount reductions, reduced professional and consulting fees and discretionary cost oversight.
The Company's operating income (loss) for both the three and six months ended June 30, 2017 was unfavorably impacted by $0.3 million and $1.9 million, respectively, from the relative strength of the U.S. Dollar versus foreign currencies.
For the three and six months ended June 30, 2017, the Company incurred $5.9 million and $17.6 million of restructuring expense, respectively, which primarily related to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil. With regard to the closure of the facility in Manitowoc, the Company expects to incur total cash charges for severance costs and other employment-related benefits of approximately $4.2 million, capital expenditures in the range of $10.7 million to $11.0 million and other costs in the range of $17.0 million to $18.4 million. From the time the closure of the manufacturing operations in Manitowoc, WI was announced and through the second quarter of 2017, the Company has incurred $4.2 million related to severance costs and other employment-related benefits, $10.7 million for capital expenditures and $15.9 million in other costs related to these initiatives. Non-cash charges, primarily related to fixed assets and inventory related charges, are expected to be in the range of $17.0 million to $20.0 million, of which $17.0 million has been recorded to date. The Company anticipates all cash and non-cash charges to be recognized by the end of 2017. For the six months ended June 30, 2016, $13.2 million of restructuring expense was incurred related to workforce reductions in two of the Company's North American facilities.
Analysis of Non-Operating Income Statement Items
Interest expense for the three months ended June 30, 2017 was $9.7 million versus $9.9 million for the three months ended June 30, 2016. Interest expense for the six months ended June 30, 2017 was $19.8 million versus $19.6 million for the six months ended June 30, 2016. The average debt balance in 2017 was significantly less than the year prior, but this was offset by a higher average interest rate. Additionally, in the first quarter of 2016, $11.1 million of net derivative assets related to the termination of fixed-to-float swaps associated with the Prior 2020 and 2022 Notes were amortized as a net decrease to interest expense. See additional discussion of the fixed-to-float swaps associated with the Prior 2020 and 2022 Notes in Note 7, “Debt,” of the Condensed Consolidated Financial Statements.
There was no loss on debt extinguishment for the three and six months ended June 30, 2017 or for the three months ended June 30, 2016. The loss on debt extinguishment for the six months ended June 30, 2016 was $76.3 million and consisted of $31.5 million related to the March 3, 2016 redemption of the Prior 2020 Notes, $34.6 million on the redemption of the Prior 2022

Notes, $5.9 million for the termination of the Prior Senior Credit Facility as a result of the write-off of deferred financing expense and $4.3 million loss on the termination of interest rate swaps.
Amortization expense for deferred financing fees was $0.4 million for the three months ended June 30, 2017 compared to $0.4 million for the three months ended June 30, 2016. Amortization expense for deferred financing fees was $0.9 million for the six months ended June 30, 2017 compared to $1.3 million for the six months ended June 30, 2016.
Other income - net for the three months ended June 30, 2017 was $3.2 million compared to $2.1 million for the same period in 2016. Other income - net for the six months ended June 30, 2017 was $3.0 million compared to $3.2 million for the same period in 2016. Amounts are comprised primarily of net foreign currency translation gains.
For the three months ended June 30, 2017 and 2016, the Company recorded an income tax provision of $2.3 million and $0.7 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded an income tax provision of $3.8 million and $108.4 million, respectively. The decrease in the Company’s tax expense for the six months ended June 30, 2017 relative to the prior year related primarily to a non-cash charge in 2016 of $106.4 million as a result of a valuation allowance associated with the Company’s domestic federal and state deferred tax assets and attributes in connection with the Spin-Off. In addition to the non-cash charge related to the valuation allowance, the Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates. However, it is also reasonably possible that sufficient positive evidence required to release all, or a portion of certain valuation allowances in our French businesses within the next 12 months may result in a reduction of the valuation allowance by up to €35.0 million.
The Company's loss from discontinued operations for the each of the three and six months ended June 30, 2017 was $0.2 million. For the three and six months ended June 30, 2016, the loss from discontinued operations was $0.8 million and $4.0 million, respectively, and related primarily to the results of MFS through the separation date (March 4, 2016) and separation costs associated with the Spin-Off, which are classified in discontinued operations.
Financial Condition
First Six Months of 2017
Cash and cash equivalents balance as of June 30, 2017 totaled $26.3 million, a decrease of $43.6 million from the December 31, 2016 balance of $69.9 million.
Cash flows used for operating activities of continuing operations for the first six months of 2017 were $44.4 million and consisted of increased inventories and accrued expenses since December 31, 2016 combined with reduced sales volume. This is consistent with historical seasonal working capital needs, as the company builds inventory in anticipation of the summer construction season in the northern hemisphere.
Cash flows used for investing activities of continuing operations were $5.3 million for the first six months of 2017 and consisted of capital expenditures of $11.9 million, with the majority related to equipment purchases in North America and Europe, partially offset by proceeds from sales of property, plant and equipment of $5.3 million.
Cash flows provided by financing activities of continuing operations were $5.5 million for the first six months of 2017 and consisted of proceeds from the revolving credit facility of $10.3 million and $2.9 million of cash from exercises of stock options, offset by net cash paid on long-term debt and receivables financing costs.
First Six Months of 2016
Cash and cash equivalents balance as of June 30, 2016 totaled $40.8 million, an increase of $22.6 million from the December 31, 2015 balance of $63.4 million.
Cash flows used for operating activities of continuing operations for the first six months of 2016 were $178.8 million. During the first six months of 2016, cash flows used for continuing operations were primarily due to increased accounts receivable and inventory levels combined with reduced sales volume.
Cash flows used for investing activities of continuing operations of $23.5 million for the first six months of 2016 consisted primarily of capital expenditures of $24.7 million, with the majority of the capital expenditures related to equipment purchases and the since discontinued enterprise resource planning (“ERP”) system implementation, partially offset by proceeds from sales of property, plant and equipment of $0.9 million.
Cash flows provided by financing activities of continuing operations of $228.4 million for the first six months of 2016 consisted primarily of proceeds from the offering of the 2021 Notes, partially offset by cash transferred to MFS in conjunction with the Spin-Off. Further, immediately prior to the Spin-Off, MFS issued long-term debt, the majority of the proceeds were provided to MTW in the form of a cash dividend which MTW used to repay the then-outstanding Prior Senior Credit Facility and 2020 Notes and 2022 Notes.

Liquidity and Capital Resources
Outstanding debt as of June 30, 2017 and December 31, 2016 is summarized as follows:

($ in millions)	June 30, 2017	December 31, 2016
Revolving credit facility	$10.3	$—
Senior notes due 2021	250.9	249.8
Other	31.4	35.7
Deferred financing costs	(3.5)	(4.0)
Total debt	289.1	281.5
Less current portion and short-term borrowings	(11.0)	(12.4)
Long-term debt	$278.1	$269.1
See additional discussion of the credit facilities and Senior Notes in Note 7, “Debt,” of the Condensed Consolidated Financial Statements.
The Company’s liquidity position at June 30, 2017 and December 31, 2016 is summarized as follows:

(in millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$26.3	$69.9
Revolver borrowing capacity	168.9	160.4
Less: Borrowings on revolver	(10.3)	—
Less: Outstanding letters of credit	(14.4)	(16.4)
Total liquidity	$170.5	$213.9
The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs in the foreseeable future.
The Company has not provided for additional U.S. income taxes on approximately $496.8 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At June 30, 2017, approximately $18.7 million of the Company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the Company has asserted are permanently reinvested. The Company has no current plans to repatriate material amounts of cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, although the Company has not generated cash from operations in the current period, the Company does not currently forecast a need for these funds in the U.S. because its future U.S. operations and debt service will be supported by the cash generated by its U.S. operations which are supported by the ABL Revolving Credit Facility as a source of liquidity during times of short term cash needs.  As of June 30, 2017, total availability under the facility was $150.6 million, of which $149.7 million was dedicated to U.S. borrowers.
Both the ABL Revolving Credit Facility and 2021 Notes include customary covenants and events of default. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.
See Note 8, “Accounts Receivable Securitization,” of the Condensed Consolidated Financial Statements for further details regarding the program. The securitization program contains customary affirmative and negative covenants.
Based on management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.
Non-GAAP Measures
The Company uses EBITDA, Adjusted EBITDA and Adjusted operating income, which are non-GAAP financial measures, as additional metrics to evaluate the Company’s performance. The Company defines EBITDA as net income (loss) before loss from discontinued operations, net of income taxes, interest, taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA plus the addback of restructuring expenses, asset impairment charges and other (income) expense - net. The Company defines Adjusted operating income as Adjusted EBITDA excluding the addback of depreciation.

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
The Company’s Adjusted EBITDA and Adjusted operating income for the three months ended June 30, 2017 was income of $25.2 million and $15.9 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating income for the six months ended June 30, 2017 was income of $24.4 million and $4.5 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating income for the three months ended June 30, 2016 was income of $25.3 million and $13.9 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating income for the six months ended June 30, 2016 was income of $44.8 million and $21.2 million, respectively. The reconciliation of GAAP net income to EBITDA, further to Adjusted EBITDA and to Adjusted operating income (loss) for the three and six months ended June 30, 2017 and 2016 is as follows ($ in millions):

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income (loss)	$0.5	$(5.8)	$(35.5)	$(201.7)
Loss from discontinued operations, net of income taxes	0.2	0.8	0.2	4.0
Interest expense and amortization of deferred financing fees	10.1	10.3	20.7	20.9
Provision for income taxes	2.3	0.7	3.8	108.4
Depreciation expense	9.3	11.4	19.9	23.6
Amortization of intangible assets	0.3	0.8	0.7	1.5
EBITDA	22.7	18.2	9.8	(43.3)
Restructuring expense	5.9	8.8	17.6	13.2
Other (income) expense - net (1)	(3.4)	(1.7)	(3.0)	74.9
Adjusted EBITDA	25.2	25.3	24.4	44.8
Depreciation expense	(9.3)	(11.4)	(19.9)	(23.6)
Non-GAAP adjusted operating income	15.9	13.9	4.5	21.2
Restructuring expense	(5.9)	(8.8)	(17.6)	(13.2)
Amortization of intangible assets	(0.3)	(0.8)	(0.7)	(1.5)
Other operating costs and expenses	0.2	(0.4)	—	(1.8)
GAAP operating income (loss)	$9.9	$3.9	$(13.8)	$4.7

(1)	) Other (income) expense - net includes foreign currency translation adjustments, loss on debt extinguishment and other miscellaneous items.
The Company's EBITDA for the trailing twelve months ended June 30, 2017 was a loss of $124.6 million and is reconciled to net loss and Adjusted EBITDA as follows:

Trailing Twelve Months
(in millions)	June 30, 2017
Net loss	$(209.6)
Loss from discontinued operations	3.4
Interest expense and amortization of deferred financing fees	41.6
Provision for income taxes	(4.1)
Depreciation expense	41.9
Amortization of intangible assets	2.2
EBITDA	(124.6)
Restructuring expense	27.8
Asset impairment expense (1)	96.9
Other income - net (2)	(2.3)
Adjusted EBITDA	$(2.2)

(1) Asset impairment expense includes write-downs related to the Company's Manitowoc, WI manufacturing facility, as well as the write-off of its SAP enterprise resource planning platform in the third quarter of 2016.

(2)	Other (income) expense - net includes foreign currency translation adjustments and other miscellaneous items.
Covenant compliant EBITDA as defined by the ABL Revolving Credit Facility was $48.5 million as of June 30, 2017 on a trailing twelve-month basis. The calculation of covenant compliant EBITDA has certain limitations and restrictions on addbacks and has been included for informational purposes only.
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
Goodwill, Other Intangible Assets and Other Long-Lived Assets - The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles - Goodwill and Other.” Under ASC Topic 350-10, goodwill is not amortized; instead, the Company performs an annual impairment review. Historically, the annual impairment review was performed as of June 30. Effective in 2016, the date for the annual impairment review was changed to October 31, in order to align more closely to its internal forecasting cycle. Both of these tests resulted that no impairment was indicated. To perform its goodwill impairment review, the Company uses a fair-value method, primarily the income approach, based on the present value of future cash flows. To perform its indefinite lived intangible assets impairment test, the Company uses a fair-value method, based on a relief of royalty valuation approach. Management’s judgments and assumptions about the amounts of those cash flows and the discount rates are inputs to these analyses. The estimated fair value is then compared with the carrying amount of the reporting unit or indefinite lived intangible asset. Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
The decline in oil prices and resulting slowdown in upstream oil & gas activity, as well as uncertainty in global macroeconomic factors related to infrastructure and construction, has caused the Company's customers to defer or reduce capital spending. Similar to other cranes manufacturers, we no longer expect near-term growth in the markets that was previously anticipated, and within the analyses performed in 2016 have revised our financial projections to reflect current market conditions, including lower sales. Additionally, the valuation of goodwill is particularly sensitive to management's assumptions of margin improvement, and an unfavorable change in those assumptions could put goodwill at risk for impairment in future periods.
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

•
issues relating to the ability to timely and effectively execute on manufacturing strategies, including issues relating to plant closings, new plant start-ups, and/or consolidations of existing facilities and operations, and its ability to achieve the expected benefits from such actions, as well as general efficiencies and capacity utilization of our facilities;

•	the ability to direct resources to those areas that will deliver the highest returns;

•	uncertainties associated with new product introductions, the successful development and market acceptance of new and innovative products that drive growth;

•	the ability to focus on customers, new technologies and innovation;

•	the ability to focus and capitalize on product quality and reliability;

•	the ability to increase operational efficiencies across Manitowoc’s businesses and to capitalize on those efficiencies;

•	the ability to capitalize on key strategic opportunities and the ability to implement Manitowoc’s long-term initiatives;

•	the ability to generate cash and manage working capital consistent with Manitowoc’s stated goals;

•	the ability to convert orders and order activity into sales and the timing of those sales;

•	pressure of financing leverage;

•	foreign currency fluctuation and its impact on reported results and hedges in place with Manitowoc;

•	changes in raw material and commodity prices;

•	unexpected issues associated with the quality and availability of materials, components and products sourced from third parties and the ability to successfully resolve those issues;

•	unexpected issues associated with the availability, operations and viability of suppliers;

•	the risks associated with growth or contraction;

•	geographic factors and political and economic conditions and risks;

•	actions of competitors;

•	changes in economic or industry conditions generally or in the markets served by Manitowoc;

•
unanticipated changes in customer demand, including changes in global demand for high-capacity lifting equipment, changes in demand for lifting equipment in emerging economies and changes in demand for used lifting equipment;

•	global expansion of customers;

•	the replacement cycle of technologically obsolete cranes;

•	the ability of Manitowoc's customers to receive financing;

•	issues related to workforce reductions and potential subsequent rehiring;

•	work stoppages, labor negotiations, labor rates and temporary labor costs;

•	government approval and funding of projects and the effect of government-related issues or developments;

•	the ability to complete and appropriately integrate restructurings, consolidations, acquisitions, divestitures, strategic alliances, joint ventures and other strategic alternatives;

•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies and options;

•	impairment of goodwill and/or intangible assets;

•	unanticipated issues affecting the effective tax rate for the year;

•	unanticipated changes in the capital and financial markets;

•	risks related to actions of activist shareholders;

•	changes in laws throughout the world;

•	natural disasters disrupting commerce in one or more regions of the world;

•	risks associated with data security and technological systems and protections;

•	acts of terrorism; and

•	risks and other factors cited in Manitowoc's 2016 Annual Report on Form 10-K and its other filings with the United States Securities and Exchange Commission.
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

Date: August 8, 2017	The Manitowoc Company, Inc.
(Registrant)

/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer

THE MANITOWOC COMPANY, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED
June 30, 2017

Exhibit No.	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)
(1)  Filed Herewith
(2)  Furnished Herewith