Form 10-Q
period 2017-09-30
MANITOWOC CO INC
filed 2017-11-07
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of September 30, 2017, the most recent practicable date, was 140,734,391.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2017 and 2016

(Unaudited)

($ in millions, except per-share and average shares data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$399.4	$349.8	$1,099.8	$1,234.9
Cost of sales	326.9	309.0	899.1	1,027.1
Gross profit	72.5	40.8	200.7	207.8
Operating costs and expenses:
Engineering, selling and administrative expenses	60.9	73.0	184.6	218.8
Asset impairment expense	—	96.9	—	96.9
Amortization of intangible assets	—	0.7	0.7	2.2
Restructuring expense	3.7	3.9	21.3	17.1
Other operating (income) expense - net	—	0.5	—	2.3
Total operating costs and expenses	64.6	175.0	206.6	337.3
Operating income (loss)	7.9	(134.2)	(5.9)	(129.5)
Other income (expense):
Interest expense	(9.6)	(10.0)	(29.4)	(29.6)
Amortization of deferred financing fees	(0.5)	(0.5)	(1.4)	(1.8)
Loss on debt extinguishment	—	—	—	(76.3)
Other income (expense) - net	(1.2)	0.5	1.8	3.7
Total other expense	(11.3)	(10.0)	(29.0)	(104.0)
Income (loss) from continuing operations before taxes	(3.4)	(144.2)	(34.9)	(233.5)
Provision (benefit) for taxes on income	(13.1)	(5.3)	(9.3)	103.1
Income (loss) from continuing operations	9.7	(138.9)	(25.6)	(336.6)
Discontinued operations:
Loss from discontinued operations, net of income taxes of $0.0, $1.8, $0.0 and $0.5, respectively	(0.1)	(1.8)	(0.3)	(5.8)
Net income (loss)	$9.6	$(140.7)	$(25.9)	$(342.4)

Per Share Data
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(1.01)	$(0.18)	$(2.45)
Loss from discontinued operations, net of income taxes	(0.00)	(0.01)	(0.00)	(0.04)
Basic income (loss) per common share	$0.07	$(1.02)	$(0.18)	$(2.49)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(1.01)	$(0.18)	$(2.45)
Loss from discontinued operations, net of income taxes	(0.00)	(0.01)	(0.00)	(0.04)
Diluted income (loss) per common share	$0.07	$(1.02)	$(0.18)	$(2.49)

Weighted average shares outstanding - basic	140,531,426	138,422,953	140,351,927	137,390,809
Weighted average shares outstanding - diluted	143,337,177	138,422,953	140,351,927	137,390,809

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2017 and 2016

(Unaudited)

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$9.6	$(140.7)	$(25.9)	$(342.4)
Other comprehensive income (loss), net of tax
Unrealized income on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	—	0.2	0.6	1.7
Employee pension and postretirement benefits, net of income tax provision of $3.3, $0.0, $4.1 and $0.0, respectively	5.7	1.1	6.8	3.5
Foreign currency translation adjustments	14.2	5.7	47.4	37.5
Total other comprehensive income, net of tax	19.9	7.0	54.8	42.7
Comprehensive income (loss)	$29.5	$(133.7)	$28.9	$(299.7)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

(Unaudited)

($ in millions, except share data)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$29.3	$69.9
Accounts receivable, less allowances of $11.4 and $11.1, respectively	165.0	134.4
Inventories — net	482.2	429.0
Notes receivable — net	35.6	62.4
Other current assets	65.3	54.0
Total current assets	777.4	749.7

Property, plant and equipment — net	314.1	308.8
Goodwill	317.7	299.6
Other intangible assets — net	120.9	114.1
Other long-term assets	53.1	45.6
Total assets	$1,583.2	$1,517.8
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$360.3	$321.2
Short-term borrowings and current portion of long-term debt	10.2	12.4
Product warranties	33.2	36.5
Customer advances	15.6	21.0
Product liabilities	22.8	21.7
Total current liabilities	442.1	412.8
Non-Current Liabilities:
Long-term debt	277.4	269.1
Deferred income taxes	43.5	36.6
Pension obligations	85.1	86.4
Postretirement health and other benefit obligations	28.8	38.0
Long-term deferred revenue	19.2	20.3
Other non-current liabilities	59.2	64.1
Total non-current liabilities	513.2	514.5
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (300,000,000 shares authorized, 163,175,928 shares issued, 140,734,391 and 139,841,214 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	573.6	567.6
Accumulated other comprehensive loss	(108.1)	(162.9)
Retained earnings	221.4	247.3
Treasury stock, at cost (22,441,537 and 23,334,714 shares, respectively)	(60.4)	(62.9)
Total stockholders' equity	627.9	590.5
Total liabilities and stockholders' equity	$1,583.2	$1,517.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(Unaudited)

($ in millions)

	Nine Months Ended
	2017	2016
Cash Flows from Operations:
Net loss	$(25.9)	$(342.4)
Adjustments to reconcile net loss to cash used for operating activities of continuing operations:
Asset impairment expense	—	96.9
Discontinued operations, net of income taxes	0.3	5.8
Depreciation	29.1	34.9
Amortization of intangible assets	0.7	2.2
Amortization of deferred financing fees	1.4	1.8
Deferred income taxes	(1.3)	114.0
Loss on early debt extinguishment	—	15.4
(Gain) loss on sale of property, plant and equipment	(1.0)	1.1
Other	6.4	(2.7)
Changes in operating assets and liabilities, excluding effects of business divestitures:
Accounts receivable	(19.8)	25.3
Inventories	(33.8)	(32.5)
Notes receivable	15.0	24.6
Other assets	(12.1)	(11.5)
Accounts payable	36.4	(87.0)
Accrued expenses and other liabilities	(29.3)	(26.1)
Net cash used for operating activities of continuing operations	(33.9)	(180.2)
Net cash used for operating activities of discontinued operations	(0.3)	(49.3)
Net cash used for operating activities	(34.2)	(229.5)

Cash Flows from Investing:
Capital expenditures	(17.0)	(34.8)
Proceeds from sale of fixed assets	6.7	2.3
Other	0.3	(0.3)
Net cash used for investing activities of continuing operations	(10.0)	(32.8)
Net cash used for investing activities of discontinued operations	—	(2.4)
Net cash used for investing activities	(10.0)	(35.2)

Cash Flows from Financing:
Proceeds from revolving credit facility	10.0	20.0
Payments on long-term debt	(7.5)	(1,372.0)
Proceeds from long-term debt	—	262.0
Payments on notes financing - net	(3.6)	(8.7)
Debt issuance costs	—	(8.9)
Exercises of stock options	3.7	6.4
Dividend from spun-off subsidiary	—	1,361.7
Cash transferred to spun-off subsidiary	—	(17.7)
Net cash provided by financing activities of continuing operations	2.6	242.8
Net cash provided by financing activities of discontinued operations	—	0.2
Net cash provided by financing activities	2.6	243.0

Effect of exchange rate changes on cash	1.0	1.2

Net decrease in cash and cash equivalents	(40.6)	(20.5)
Balance at beginning of period, including cash of discontinued operations of $0.0 and $31.9	69.9	63.4
Balance at end of period	$29.3	$42.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2017 and 2016

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, the cash flows for the same nine-month periods and the financial position at September 30, 2017 and December 31, 2016, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2016. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

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

In the fourth quarter of 2016, the Company changed its method of inventory costing for certain inventory to the FIFO method from the LIFO method. The Company applied this change in method of inventory costing by retrospectively adjusting the prior period financial statements. As a result of the retrospective adjustment of the change in accounting principle, certain amounts in the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 were adjusted.

A summary of the adjustments on the impacted financial statement line items in the Condensed Consolidated Statements of Operations as revised and as previously presented in the September 30, 2016 Form 10-Q is as follows ($ in millions):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As previously presented	Impact of change to FIFO	As revised	As previously presented	Impact of change to FIFO	As revised
Cost of sales	$308.3	$0.7	$309.0	$1,023.3	$3.8	$1,027.1
Operating loss	(133.5)	(0.7)	(134.2)	(125.7)	(3.8)	(129.5)
Loss from continuing operations before taxes on income	(143.5)	(0.7)	(144.2)	(229.7)	(3.8)	(233.5)
Provision (benefit) for taxes on income	(5.3)	—	(5.3)	116.9	(13.8)	103.1
Income (loss) from continuing operations	(138.2)	(0.7)	(138.9)	(346.6)	10.0	(336.6)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(1.8)	—	(1.8)	(5.8)	—	(5.8)
Net income (loss)	$(140.0)	$(0.7)	$(140.7)	$(352.4)	$10.0	$(342.4)

Income (loss) per common share - basic and diluted
Income (loss) from continuing operations	$(1.00)	$(0.01)	$(1.01)	$(2.52)	$0.07	$(2.45)
Loss from discontinued operations	(0.01)	—	(0.01)	(0.04)	—	(0.04)
Income (loss) per common share	$(1.01)	$(0.01)	$(1.02)	$(2.56)	$0.07	$(2.49)

2.  Discontinued Operations

On March 4, 2016, Manitowoc completed the Spin-Off of MFS. The financial results of MFS are presented as loss from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Operations. The following table presents the financial results of MFS through the date of the Spin-Off for the indicated period and does not include corporate overhead allocations:

Major classes of line items constituting earnings from discontinued operations before income taxes related to MFS

($ in millions)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net sales	$—	$219.6

Cost of sales	—	141.5
Engineering, selling and administrative expenses	—	48.4
Amortization expense	—	5.2
Restructuring expense	—	0.3
Separation expense	—	27.7
Total operating costs and expenses	—	223.1
Loss from operations	—	(3.5)
Other expense	—	(1.8)
Loss from discontinued operations before income taxes	—	(5.3)
Provision for taxes on earnings	1.8	0.5
Loss from discontinued operations, net of income taxes	$(1.8)	$(5.8)

Net losses recorded by the Company related to discontinued operations from various businesses disposed in prior periods were $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

Manitowoc and MFS entered into agreements in connection with the Spin-Off, including a transition services agreement (“TSA”), separation and distribution agreement, tax matters agreement, intellectual property matters agreement and an employee matters agreement.

Pursuant to the TSA, Manitowoc, MFS and their respective subsidiaries provided various services to each other on an interim, transitional basis. Services provided by Manitowoc included, among others, finance, information technology and certain other administrative services. The services generally commenced on March 4, 2016, and all have terminated, generally within 12 months of that date. Billings by Manitowoc under the TSA were recorded as a reduction of the costs to provide the respective service in the applicable expense category.

Separation costs recorded by the Company during the three and nine months ended September 30, 2017, and three months ended September 30, 2016, related to the Spin-Off were negligible. During the nine months ended September 30, 2016, the Company recorded $27.7 million of separation costs related to the Spin-Off. Separation costs consisted primarily of professional and consulting fees and were included in the results of discontinued operations.

3.  Inventories

The components of inventories as of September 30, 2017 and December 31, 2016 are summarized as follows:

($ in millions)	September 30, 2017	December 31, 2016
Inventories:
Raw materials	$133.2	$109.3
Work-in-process	125.9	88.4
Finished goods	272.4	270.9
Total inventories	531.5	468.6
Excess and obsolete inventory reserve	(49.3)	(39.6)
Inventories — net	$482.2	$429.0

In the fourth quarter of 2016, the Company changed its method of inventory costing from LIFO to FIFO for certain of its inventory. See footnote 1 for further information.

4. Notes Receivable

Notes receivable balances as of September 30, 2017 and December 31, 2016, consisted primarily of amounts due to the Company's captive finance company in China and the remaining balance on the note from the 2014 sale of Manitowoc Dong Yue. In the third quarter of 2017, the Company renegotiated the terms of the note with Manitowoc Dong Yue to provide extended payment terms, which resulted in a reclassification of $9.8 million from current notes receivable to long-term notes receivable. As of September 30, 2017, the Company had current and long-term notes receivable in the amount of $35.6 million and $25.7 million, respectively. As of December 31, 2016, the Company had current and long-term notes receivable in the amount of $62.4 million and $21.1 million, respectively.  Long-term notes receivable are included within other long-term assets on the Condensed Consolidated Balance Sheet.

5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2016 and the nine months ended September 30, 2017 are as follows:

($ in millions)	Total
Balance as of January 1, 2016	$306.5
Foreign currency impact	(6.9)
Balance as of December 31, 2016	299.6
Foreign currency impact	18.1
Balance as of September 30, 2017	$317.7

The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other” for its single reporting unit, Cranes.

The Company performs an annual impairment review during the fourth quarter of every year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no impairment indicators since the fourth quarter of 2016; therefore, no impairment review has occurred. The Company performs the impairment review for goodwill and indefinite-lived intangible assets using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill, or indefinite-lived intangible asset. The intangible asset is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

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

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017			December 31, 2016
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$98.6	$—	$98.6	$92.4	$—	$92.4
Customer relationships	10.5	(8.5)	2.0	10.3	(7.8)	2.5
Patents	30.4	(29.4)	1.0	28.5	(27.4)	1.1
Engineering drawings	10.7	(10.6)	0.1	10.0	(9.9)	0.1
Distribution network	19.3	(0.1)	19.2	18.0	—	18.0
Other intangibles	0.3	(0.3)	—	0.2	(0.2)	—
Total	$169.8	$(48.9)	$120.9	$159.4	$(45.3)	$114.1

Amortization expense for the three months ended September 30, 2017 and 2016 was $0.0 million and $0.7 million, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $0.7 million and $2.2 million, respectively.

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

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2017 and December 31, 2016 are summarized as follows:

($ in millions)	September 30, 2017	December 31, 2016
Trade accounts payable	$210.4	$157.7
Employee-related expenses	33.6	28.1
Accrued vacation	21.9	21.8
Miscellaneous accrued expenses	94.4	113.6
Total	$360.3	$321.2

7.  Debt

Outstanding debt at September 30, 2017 and December 31, 2016 is summarized as follows:

($ in millions)	September 30, 2017	December 31, 2016
Revolving credit facility	$10.0	$—
Senior secured second lien notes due 2021	251.4	249.8
Other	29.5	35.7
Deferred financing costs	(3.3)	(4.0)
Total debt	287.6	281.5
Short-term borrowings and current portion of long-term debt	(10.2)	(12.4)
Long-term debt	$277.4	$269.1

The balance sheet values of the 12.750% senior secured lien notes due 2021 (the "2021 Notes") as of September 30, 2017 and December 31, 2016 are not equal to the face value of the 2021 Notes, $260.0 million, because of original issue discounts included in the applicable balance sheet values.

As of September 30, 2017, the Company had outstanding $29.5 million of other indebtedness that has a weighted-average interest rate of approximately 5.44%. This debt includes balances on local credit lines and capital lease obligations.

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

In April 2017, the ABL Revolving Credit Facility was amended to modify several definitions regarding eligible equipment and inventory as it relates to a key financing partner of the Company. The amendment has had, and is expected to continue to have, a minimal impact on the Company’s daily operations and borrowing limits.

As of September 30, 2017, the Company's outstanding balance on the ABL Revolving Credit Facility was $10.0 million. The Company had no borrowings on the ABL Revolving Credit Facility at December 31, 2016. During the quarter ended September 30, 2017, the highest daily borrowing was $59.5 million and the average borrowing was $30.9 million, while the average annual interest rate was 3.11%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of September 30, 2017, the spreads for LIBOR and Prime borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $136.7 million, which represents revolver borrowing capacity of $161.1 million less borrowings of $10.0 million and U.S. letters of credit outstanding of $14.4 million.

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

As of September 30, 2017, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2021 Notes.

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

Trade accounts receivable sold to the Purchaser totaled $211.3 million and $145.3 million for the three months ended September 30, 2017 and 2016, respectively. Cash proceeds received from customers related to the receivables previously sold for the three months ended September 30, 2017 and 2016 were $179.7 million and $172.5 million, respectively.

Sales of trade receivables under the program reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets were $38.8 million and $19.5 million as of September 30, 2017 and December 31, 2016, respectively. The proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.  The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily because the average collection cycle of the related receivables is less than 60 days; and as such, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of September 30, 2017 and December 31, 2016 was $66.5 million and $30.6 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

The securitization program contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a minimum fixed charge coverage ratio which is the same as the covenant ratio required per the ABL Revolving Credit Facility. As of September 30, 2017, the Company was in compliance with all affirmative and negative covenants pertaining to the RPA, as amended.

9.  Income Taxes

For the three months ended September 30, 2017 and 2016, the Company recorded income tax benefits of $13.1 million and $5.3 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded an income tax benefit of $9.3 million and income tax expense of $103.1 million, respectively. During the three months ended September 30, 2017, a discrete tax benefit of $13.7 million was recorded, with the primary driver being a resolution on a matter involving the Internal Revenue Service related to tax years 2012 through 2014. The decrease in the Company’s tax expense for the nine months ended September 30, 2017 relative to the prior year relates primarily to a non-cash charge in 2016 of $106.4 million for a one-time increase in the valuation allowance associated with the Company’s domestic federal and state deferred tax assets and attributes in connection with the Spin-Off. In addition to the above, the Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates.

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

The Company’s unrecognized tax benefits, excluding interest and penalties, were $14.9 million as of September 30, 2017 and $15.8 million as of December 31, 2016.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of September 30, 2017, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits and any related litigation could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

10.  Earnings Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the basic weighted average common shares outstanding of 140.5 million and 140.4 million shares for the three and nine months ended September 30, 2017, respectively, and 138.4 million and 137.4 million shares for the three and nine months ended September 30, 2016, respectively. The calculation of diluted earnings (loss) per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of 0.3 million common shares were excluded from the computation of diluted net earnings per share for the three months ended September 30, 2017. Due to the net loss incurred during the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for those periods.

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	140,531,426	138,422,953	140,351,927	137,390,809
Effect of dilutive securities	2,805,751	—	—	—
Diluted weighted average common shares outstanding	143,337,177	138,422,953	140,351,927	137,390,809

No cash dividends were paid during any of the three and nine months ended September 30, 2017 and September 30, 2016.

11.  Stockholders’ Equity

The following is a roll forward of retained earnings for the nine months ended September 30, 2017 and 2016:

($ in millions)	Retained Earnings
Balance at December 31, 2016	$247.3
Net loss	(25.9)
Balance at September 30, 2017	$221.4

($ in millions)	Retained Earnings
Balance at December 31, 2015	$562.3
Net loss	(342.4)
Distribution of MFS	51.2
Balance at September 30, 2016	$271.1

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

A reconciliation for the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2017 and September 30, 2016 is as follows:

($ in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2016	$(0.3)	$(51.8)	$(110.8)	$(162.9)
Other comprehensive income before reclassifications	0.3	—	10.1	10.4
Amounts reclassified from accumulated other comprehensive loss	0.2	0.6	—	0.8
Net other comprehensive income	0.5	0.6	10.1	11.2
Balance at March 31, 2017	0.2	(51.2)	(100.7)	(151.7)
Other comprehensive income before reclassifications	—	—	23.1	23.1
Amounts reclassified from accumulated other comprehensive loss	0.1	0.5	—	0.6
Net other comprehensive income	0.1	0.5	23.1	23.7
Balance at June 30, 2017	0.3	(50.7)	(77.6)	(128.0)
Other comprehensive income before reclassifications	—	8.0	14.2	22.2
Amounts reclassified from accumulated other comprehensive loss	—	(2.3)	—	(2.3)
Net other comprehensive income	—	5.7	14.2	19.9
Balance at September 30, 2017	$0.3	$(45.0)	$(63.4)	$(108.1)

($ in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2015	$(3.8)	$(82.6)	$(121.4)	$(207.8)
Other comprehensive income (loss) before reclassifications	(2.7)	—	20.3	17.6
Amounts reclassified from accumulated other comprehensive loss	4.3	1.2	—	5.5
Net other comprehensive income	1.6	1.2	20.3	23.1
Distribution of MFS	2.1	44.5	31.0	77.6
Balance at March 31, 2016	(0.1)	(36.9)	(70.1)	(107.1)
Other comprehensive loss before reclassifications	—	—	(17.4)	(17.4)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	1.2	—	1.1
Net other comprehensive income (loss)	(0.1)	1.2	(17.4)	(16.3)
Balance at June 30, 2016	(0.2)	(35.7)	(87.5)	(123.4)
Other comprehensive income before reclassifications	—	—	5.7	5.7
Amounts reclassified from accumulated other comprehensive loss	0.2	1.1	—	1.3
Net other comprehensive income	0.2	1.1	5.7	7.0
Balance at September 30, 2016	$—	$(34.6)	$(81.8)	$(116.4)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
($ in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Commodity contracts	$—	$(0.3)		Cost of sales
	—	(0.3)		Total before tax
	—	—		Tax expense
	$—	$(0.3)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.3)	$(3.9)	(a)
Prior service cost	0.3	1.0
	(1.0)	(2.9)		Total before tax
	3.3	4.1		Tax expense
	$2.3	$1.2		Net of tax

Total reclassifications for the period	$2.3	$0.9		Net of tax

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 16, “Employee Benefit Plans,” for further details).

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
($ in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Commodity contracts	$(0.2)	$(1.2)		Cost of sales
Interest rate swap contracts: Float-to-fixed	—	(4.3)		Interest Expense
	(0.2)	(5.5)		Total before tax
	—	1.1		Tax expense
	$(0.2)	$(4.4)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.1)	$(3.5)	(a)
	(1.1)	(3.5)		Total before tax
	—	—		Tax expense
	$(1.1)	$(3.5)		Net of Tax

Total reclassifications for the period	$(1.3)	$(7.9)		Net of Tax

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 16, “Employee Benefit Plans,” for further details).

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

Stock-based compensation expense was $1.5 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense was $4.7 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively. The Company recognizes stock-based compensation expense over the awards' vesting period.

The Company did not grant any options to acquire shares of common stock to employees during the three months ended September 30, 2017 and 2016. Options to acquire 1.1 million and 1.8 million shares of common stock were granted to employees during the nine months ended September 30, 2017 and 2016, respectively. The options granted in 2017 become exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date, and the options granted in 2016 and prior years become exercisable in four annual increments over a four-year period beginning on the first anniversary of the grant date and also expire 10 years subsequent to the grant date.

The Company did not issue any RSUs to employees during the three months ended September 30, 2017 and 2016. A total of 0.5 million and 0.6 million RSUs were issued by the Company to employees and directors during the nine months ended September 30, 2017 and 2016, respectively. The RSUs granted to employees generally vest on the first or third anniversary of the grant date, depending on the grant. The RSUs granted to directors vest on the second anniversary of the grant date.

The Company did not issue any performance shares to employees during the three months ended September 30, 2017 and 2016. A total of 0.5 million and 0.8 million performance shares were issued during the nine months ended September 30, 2017 and 2016, respectively. Performance shares are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2017 are based on 50% on total shareholder return ("TSR") relative to peers during the three-year performance period and 50% on Adjusted EBITDA percentage from continuing operations in 2019. The performance goals for the performance shares granted in 2016 are based 50% on TSR relative to peers and 50% on the weighted average return on invested capital (ROIC) over the three-year performance period. Depending on the foregoing factors, the number of shares earned could range from zero to 0.9 million and zero to 1.2 million for the 2017 and 2016 performance share grants, respectively.

13.  Fair Value of Financial Instruments

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2017
($ in millions)	Level 1	Level 2	Level 3	Total
Current Liabilities:
Foreign currency exchange contracts	$—	$0.2	$—	$0.2
Total current liabilities at fair value	$—	$0.2	$—	$0.2

	Fair Value as of December 31, 2016
($ in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.2	$—	$0.2
Commodity contracts	—	0.2	—	0.2
Total current assets at fair value	$—	$0.4	$—	$0.4

Current Liabilities:
Foreign currency exchange contracts	$—	$1.0	$—	$1.0
Total current liabilities at fair value	$—	$1.0	$—	$1.0

The fair value of the Company's 2021 Notes was approximately $298.6 million and $282.2 million as of September 30, 2017 and December 31, 2016, respectively. See Note 7, “Debt,” for a description of the debt instruments and their related carrying values.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its 2021 Notes based on quoted market prices; because these markets are typically thinly traded, the assets and/or liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 8, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the ABL Revolving Credit Facility, approximate fair value, without being discounted as of September 30, 2017 and December 31, 2016, due to the short-term nature of these instruments.

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

14.  Commitments and Contingencies

As of September 30, 2017 and December 31, 2016, the Company had reserved $32.3 million and $28.6 million, respectively, for warranty claims included in product warranties, as well as other non-current liabilities in the Condensed Consolidated Balance Sheets. In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the nine months ended September 30, 2017 and the year ended December 31, 2016:

($ in millions)	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Balance at beginning of period	$28.6	$32.4
Accruals for warranties issued during the period	24.6	20.4
Settlements made (in cash or in kind) during the period	(22.5)	(23.7)
Currency translation	1.6	(0.5)
Balance at end of period	$32.3	$28.6

Product liability reserves in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 were $22.8 million and $21.7 million, respectively, and were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of September 30, 2017, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels and/or coverage with outside insurers. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of September 30, 2017, the largest self-insured retention level for new occurrences currently maintained by the Company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

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

15.  Guarantees

The Company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third-party financing agreement.  The deferred revenue included in other current and non-current liabilities as of September 30, 2017 and December 31, 2016 was $29.3 million and $30.4 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the Company and outstanding as of September 30, 2017 and December 31, 2016 was $28.4 million and $32.8 million, respectively.  These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2021.

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

Effective July 1, 2017, The Manitowoc Company, Inc. Post-65 Retiree Health Plan (“the Plan”) was amended.  Eligible retirees and their spouses were provided access to a Retiree Health Exchange where they may purchase Medicare Supplement Plans, including Medicare Advantage and Medigap plan prescription drug coverage.  The enrollment and payment for this coverage is facilitated by an outside third-party, and these plans have no affiliation with the Company.  To assist retirees with premium and out-of-pocket expenses they incur, the Company funds a Health Reimbursement Account (“HRA”) for each enrolled retiree.   The value of the HRA is based on the plan type and premium cost for each specific retiree before the Plan was amended.

The components of periodic benefit costs for the three and nine months ended September 30, 2017 and September 30, 2016 are as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
($ in millions)	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.4	$0.1	$—	$1.3	$0.2
Interest cost of projected benefit obligations	1.3	0.6	0.2	4.0	1.6	0.7
Expected return on plan assets	(1.2)	(0.4)	—	(3.7)	(1.1)	—
Amortization of prior service cost	—	—	(0.3)	—	—	(1.0)
Amortization of actuarial net loss	0.8	0.4	0.1	2.4	1.2	0.3
Net periodic benefit costs	$0.9	$1.0	$0.1	$2.7	$3.0	$0.2

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
($ in millions)	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1	$—	$1.4	$0.2
Interest cost of projected benefit obligations	1.7	0.6	0.4	5.6	2.8	1.3
Expected return on plan assets	(1.4)	(0.5)	—	(4.6)	(2.2)	—
Amortization of actuarial net loss	0.9	0.2	—	3.0	0.9	—
Net periodic benefit costs	1.2	0.8	0.5	4.0	2.9	1.5
Net periodic benefit costs associated with MFS	—	—	—	0.4	0.4	0.1
Net periodic benefit costs included in continuing operations	$1.2	$0.8	$0.5	$3.6	$2.5	$1.4

17.  Restructuring

The Company is continuing its restructuring activities to right-size the business by balancing capacity with demand. During the three months ended September 30, 2017 and 2016, the Company incurred $3.7 million and $3.9 million of restructuring expense, respectively. During the nine months ended September 30, 2017 and 2016, the Company incurred $21.3 million and $17.1 million of restructuring expense, respectively. The costs for the three and nine months ended September 30, 2017 related primarily to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil and severance costs associated with headcount reductions in North America. Costs for the three and nine months ended September 30, 2016, related to workforce reductions in two of the Company's facilities in North America.

The closure of the manufacturing facility in Manitowoc was completed during the second quarter of 2017 and the Company has incurred all material cash and non-cash charges related to this closure, which were in line with previously disclosed estimates, as of September 30, 2017.

The following is a roll-forward of the Company's restructuring activities for the nine months ended September 30, 2017 ($ in millions):

	Restructuring Reserve Balance as of December 31, 2016	Restructuring Expenses	Cash Use of Reserve	Non-Cash Use of Reserve	Restructuring Reserve Balance as of September 30, 2017
Total	$8.2	$21.3	$20.8	$4.8	$3.9

18.  Recent Accounting Changes and Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2017-12 “Targeted Improvements to Accounting for Hedging Activities,” which amends ASC 815, “Derivatives and Hedging.” The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The effective date is fiscal 2019, with early adoption permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation (Topic 718):  Scope of Modification Accounting,” to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The standard is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07 “Compensation - Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  This ASU amends ASC 715, “Compensation – Retirement

Benefits,” to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit and settlement and curtailment effects, are to be included in nonoperating expenses. This ASU also allows only the service cost component of net benefit cost to be capitalized (for example, as a cost of inventory). The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets, and is effective for public companies for fiscal years beginning after December 15, 2017; early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 - “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” This ASU simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU No. 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption was permitted for any impairment tests performed after January 1, 2017, and the Company early adopted this ASU effective in the first quarter of 2017.

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

In May 2014, the FASB issued ASU No. 2014-09 - “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This was further clarified with technical corrections issued within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05.  The new revenue recognition guidance was issued to provide a single, comprehensive revenue recognition model for all contracts with customer.  Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customer at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue.  The new guidance also includes enhanced disclosure requirements and is effective January 1, 2018.  Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholder's Equity. The Company plans to adopt the new guidance effective January 1, 2018, utilizing the modified retrospective approach. Based upon review of the Company's current revenue recognition practices, the Company has not identified any terms or conditions in the contracts reviewed that would suggest that adoption will result in a different pattern of revenue recognition than that recorded under current guidance.  However, the Company will continue to evaluate its assessment as further reviews are performed, which include incremental contract reviews and the finalization of other documentation, which could identify necessary changes under ASU 2014-09.

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

In February 2016, the FASB issued ASU 2016-02 - “Leases,” which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

Results of Operations

Performance during the Quarter Ended September 30, 2017 Compared with the Quarter Ended September 30, 2016

Net Sales

Consolidated net sales for the three months ended September 30, 2017 increased 14.2% to $399.4 million from $349.8 million in the third quarter of 2016. This increase was attributable to higher crane shipments in the U.S. and Europe.  Approximately 40% of unit revenue in the third quarter of 2017 came from new products introduced since becoming a stand-alone crane company. Consolidated net sales were favorably impacted by $8.6 million from changes in foreign currency exchange rates.

As of September 30, 2017, total backlog was $467.9 million, a 44.5% increase from the December 31, 2016 backlog of $323.8 million, and a 32.3% increase from the September 30, 2016 backlog of $353.6 million.

Gross Profit

Gross profit for the three months ended September 30, 2017 was $72.5 million, an increase of $31.7 million compared to $40.8 million for the three months ended September 30, 2016. This increase was mainly due to the increase in sales volume discussed above and reduced manufacturing costs. In addition, in the third quarter of 2016, the Company recognized charges related to inventory reserves, losses from declines in used crane values, and product improvement initiatives that did not recur in the third quarter of 2017.

Selling and Administrative Expenses

Engineering, selling and administrative expenses (“ES&A”) decreased 16.6% to $60.9 million for the three months ended September 30, 2017 compared to $73.0 million for the three months ended September 30, 2016. This decrease was primarily due to a decrease in wages and benefits related expenses as a result of headcount reductions, reduced professional and consulting fees and discretionary cost oversight. Furthermore, for the three months ended September 30, 2016 the Company recorded approximately $7 million of charges related to the decline in the fair market value of used cranes which did not reoccur in 2017. ES&A was also adversely affected by $1.4 million from changes in foreign currency exchange rates.

Restructuring Expense

For the three months ended September 30, 2017, the Company incurred $3.7 million of restructuring expense, which primarily related to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil and severance costs associated with headcount reductions in North America. The closure of the manufacturing facility in Manitowoc was completed during the second quarter of 2017 and the Company has incurred all material cash and non-cash charges as of September 30, 2017 related to these closures.

Operating Income (Loss)

Operating income increased $142.1 million to $7.9 million for the three months ended September 30, 2017, compared to an operating loss of $(134.2) million for the three months ended September 30, 2016.  This increase was primarily due to increases in sales volumes, reduced manufacturing costs and charges, and reduced ES&A as discussed above, as well as the effects of a $96.9 million reduction in asset impairment expense from the prior year. The Company's operating income (loss) was favorably impacted by $0.8 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended September 30, 2017 was $9.6 million versus $10.0 million for the three months ended September 30, 2016.  The decrease was due primarily to lower outstanding debt balances.

Other Income (Expense)- Net

Other income (expense)- net is comprised primarily of net foreign currency translation gains and losses.

Provision (Benefit) for Taxes on Income

For the three months ended September 30, 2017 and 2016, the Company recorded income tax benefits of $13.1 million and $5.3 million, respectively. During the three months ended September 30, 2017, a discrete tax benefit of $13.7 million was recorded, with the primary driver being a resolution reached with the Internal Revenue Service related to tax years 2012 through 2014.  The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates which are typically below the federal statutory rate. The Company has significant valuation allowances in the United States, France, and Germany. It is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances in the company’s French businesses within the next 12 months may result in a reduction of deferred tax asset valuation allowances by up to €35.0 million.

Performance during the Nine Months Ended September 30, 2017 Compared with the Nine Months Ended

September 30, 2016

Net Sales

Consolidated net sales for the nine months ended September 30, 2017 decreased 10.9% to $1,099.8 million from $1,234.9 million for the same period in 2016.  This decrease was primarily driven by a high level of large crawler crane shipments in the first nine months of 2016 in the Americas whose orders had been placed in earlier years that did not recur.  Consolidated net sales were unfavorably impacted by $2.1 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the nine months ended September 30, 2017 was $200.7 million, a decrease of $7.1 million compared to $207.8 million for the nine months ended September 30, 2016. This decrease was mainly due to the reduction in sales volumes discussed above, offset in part by reduced manufacturing costs and the non-recurrence of various charges recognized in the third quarter of 2016, as mentioned above.

Selling and Administrative Expenses

ES&A decreased 15.6% to $184.6 million for the nine months ended September 30, 2017 compared to $218.8 million for the nine months ended September 30, 2016. This decrease in ES&A was primarily due to a decrease in wages and benefits-related expenses because of headcount reductions, reduced professional and consulting fees and discretionary cost oversight.

Restructuring Expense

For the nine months ended September 30, 2017, the Company incurred $21.3 million of restructuring expense, which primarily related to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil and severance costs associated with headcount reductions in North America. The closure of the manufacturing facility in Manitowoc was completed during the second quarter of 2017 and the Company has incurred all material cash and non-cash charges as of September 30, 2017 related to these closures.

Operating Loss

Operating loss decreased $123.6 million to $(5.9) million for the nine months ended September 30, 2017, compared to $(129.5) million for the nine months ended September 30, 2016.  This decrease was primarily due reduced manufacturing costs and charges and reduced ES&A costs discussed above, as well as a $96.9 million reduction in asset impairment expense. The Company's operating loss was unfavorably impacted by $1.0 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the nine months ended September 30, 2017 was $29.4 million versus $29.6 million for the nine months ended September 30, 2016. The reduction in expense was caused by a lower average debt balance in 2017 as compared to the prior year, partly offset by a higher average interest rate. Additionally, in the first quarter of 2016, $11.1 million of net derivative assets related to the termination of fixed-to-float swaps associated with the Prior 2020 and 2022 Notes were amortized as a net decrease to interest expense. See additional discussion of the fixed-to-float swaps associated with the Prior 2020 and 2022 Notes in Note 7, “Debt,” of the Condensed Consolidated Financial Statements.

There was no loss on debt extinguishment for the nine months ended September 30, 2017. The loss on debt extinguishment for the nine months ended September 30, 2016 was $76.3 million and consisted of $31.5 million related to the March 3, 2016 redemption of the Prior 2020 Notes, $34.6 million on the redemption of the Prior 2022 Notes, $5.9 million for the termination of the Prior Senior Credit Facility because of the write-off of deferred financing expense and $4.3 million loss on the termination of interest rate swaps.

Other Income (Expense)- Net

Other income (expense)- net is comprised primarily of net foreign currency translation gains and losses.

Provision (Benefit) for Taxes on Income

For the nine months ended September 30, 2017 and 2016, the Company recorded an income tax benefit of $9.3 million and an income tax provision of $103.1 million, respectively. The decrease in the Company’s tax expense for the nine months ended September 30, 2017 relative to the prior year related primarily to a non-cash charge in 2016 of $106.4 million as a result of a valuation allowance associated with the Company’s domestic federal and state deferred tax assets and attributes in connection with the Spin-Off. In addition to the non-cash charge related to the valuation allowance, the Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates which are typically below the federal statutory rate. Furthermore, a discrete tax benefit of $13.7 million was recorded during the third quarter of 2017 as discussed above. The Company has significant valuation allowances in the United States, France, and Germany. It is reasonably possible that sufficient positive evidence required to release all, or a portion of certain valuation allowances in the company’s French businesses within the next 12 months may result in a reduction of deferred tax asset valuation allowances by up to €35.0 million.

Financial Condition

First Nine Months of 2017

Cash and cash equivalents balance as of September 30, 2017 totaled $29.3 million, a decrease of $40.6 million from the December 31, 2016 balance of $69.9 million. The decrease in cash balance for the nine months ended September 30, 2017 was primarily caused by working capital increases and capital expenditures, partially offset by proceeds from $10 million of borrowings under the revolving credit facility.

Cash flows used for operating activities of continuing operations for the first nine months of 2017 were $33.9 million and were primarily driven by increased inventories since December 31, 2016 combined with reduced sales volume.

Cash flows used for investing activities of continuing operations were $10.0 million for the first nine months of 2017 and consisted of capital expenditures of $17.0 million, with the majority related to equipment purchases in North America and Europe, partially offset by proceeds from sales of property, plant and equipment of $6.7 million.

Cash flows provided by financing activities of continuing operations were $2.6 million for the first nine months of 2017 and consisted of proceeds from the revolving credit facility of $10.0 million and $3.7 million of cash from exercises of stock options, offset by net cash paid on long-term debt and receivables financing costs.

First Nine Months of 2016

Cash and cash equivalents as of September 30, 2016 totaled $42.9 million, an increase of $11.5 million from the December 31, 2015 balance of $31.5 million. The increase in cash balance for the nine months ended September 30, 2016 was primarily due to proceeds from the offering of the 2021 Notes, partially offset by inventory and accounts receivable increases and capital expenditures.

Cash flows used for operating activities of continuing operations for the first nine months of 2016 were $180.2 million. During the first nine months of 2016, cash flows used for continuing operations were primarily driven by an increase in accounts payable and inventory combined with reduced sales volume. This was partially offset by a decrease in accounts receivable.

Cash flows used for investing activities of continuing operations of $32.8 million for the first nine months of 2016 consisted primarily of capital expenditures of $34.8 million, with the majority of the capital expenditures related to equipment purchases and the since discontinued enterprise resource planning (“ERP”) system implementation, partially offset by proceeds from sales of property, plant and equipment of $2.3 million.

Cash flows provided by financing activities of continuing operations of $242.8 million for the first nine months of 2016 consisted primarily of proceeds from the offering of the 2021 Notes, partially offset by cash transferred to MFS in conjunction with the Spin-Off. Further, immediately prior to the Spin-Off, MFS issued long-term debt with the majority of the proceeds provided to the Company in the form of a cash dividend which the Company used to repay the then-outstanding Prior Senior Credit Facility, 2020 Notes and 2022 Notes.

Liquidity and Capital Resources

Outstanding debt as of September 30, 2017 and December 31, 2016 is summarized as follows:

($ in millions)	September 30, 2017	December 31, 2016
Revolving credit facility	$10.0	$—
Senior notes due 2021	251.4	249.8
Other	29.5	35.7
Deferred financing costs	(3.3)	(4.0)
Total debt	287.6	281.5
Less current portion and short-term borrowings	(10.2)	(12.4)
Long-term debt	$277.4	$269.1

See additional discussion of the credit facilities and Senior Notes in Note 7, “Debt,” of the Condensed Consolidated Financial Statements.

The Company’s liquidity position at September 30, 2017 and December 31, 2016 is summarized as follows:

(in millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$29.3	$69.9
Revolver borrowing capacity	161.1	160.4
Less: Borrowings on revolver	(10.0)	—
Less: Outstanding letters of credit	(14.4)	(16.4)
Total liquidity	$166.0	$213.9

The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs in the foreseeable future.

The Company has not provided for additional U.S. income taxes on approximately $500.6 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At September 30, 2017, approximately $15.4 million of the Company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the Company has asserted are permanently reinvested. The Company has no current plans to repatriate material amounts of cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, although the Company has not generated cash from operations in the current period, the Company does not currently forecast a need for these funds in the U.S. because its future U.S. operations and debt service will be supported by the cash generated by its U.S. operations which are supported by the ABL Revolving Credit Facility as a source of liquidity during times of short term cash needs.  As of September 30, 2017, total availability under the facility was $161.1 million, of which $137.2 million was dedicated to U.S. borrowers.

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

The Company’s Adjusted EBITDA and Adjusted operating income for the three months ended September 30, 2017 was income of $20.8 million and $11.6 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating income for the nine months ended September 30, 2017 was income of $45.2 million and $16.1 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating loss for the three months ended September 30, 2016 was a loss of $20.9 million and $32.2 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating loss for the nine months ended September 30, 2016 was income of $23.9 million and a loss of $11.0 million, respectively. The reconciliation of GAAP net income to EBITDA, further to Adjusted EBITDA and to Adjusted operating income (loss) for the three and nine months ended September 30, 2017 and 2016 is as follows ($ in millions):

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$9.6	$(140.7)	$(25.9)	$(342.4)
Loss from discontinued operations, net of income taxes	0.1	1.8	0.3	5.8
Interest expense and amortization of deferred financing fees	10.1	10.5	30.8	31.4
Provision (benefit) for income taxes	(13.1)	(5.3)	(9.3)	103.1
Depreciation expense	9.2	11.3	29.1	34.9
Amortization of intangible assets	—	0.7	0.7	2.2
EBITDA	15.9	(121.7)	25.7	(165.0)
Restructuring expense	3.7	3.9	21.3	17.1
Asset impairment expense	—	96.9	—	96.9
Loss on debt extinguishment	—	—	—	76.3
Other (income) expense - net (1)	1.2	—	(1.8)	(1.4)
Adjusted EBITDA	20.8	(20.9)	45.2	23.9
Depreciation expense	(9.2)	(11.3)	(29.1)	(34.9)
Non-GAAP adjusted operating income (loss)	11.6	(32.2)	16.1	(11.0)
Restructuring expense	(3.7)	(3.9)	(21.3)	(17.1)
Amortization of intangible assets	—	(0.7)	(0.7)	(2.2)
Asset impairment expense	—	(96.9)	—	(96.9)
Other operating costs and expenses	—	(0.5)	—	(2.3)
GAAP operating income (loss)	$7.9	$(134.2)	$(5.9)	$(129.5)

(1)	Other (income) expense - net includes foreign currency translation adjustments and other miscellaneous items.

Covenant compliant EBITDA as defined by the ABL Revolving Credit Facility was $64.3 million as of September 30, 2017 on a trailing 12-month basis. The calculation of covenant compliant EBITDA has certain limitations and restrictions on addbacks and has been included for informational purposes only.

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since the 2016 Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2016 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

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

•	global expansion of customers;
•	the replacement cycle of technologically obsolete cranes;
•	the ability of Manitowoc's customers to receive financing;
•	issues related to workforce reductions and potential subsequent rehiring;
•	work stoppages, labor negotiations, labor rates and temporary labor costs;
•	government approval and funding of projects and the effect of government-related issues or developments;

•	the ability to complete and appropriately integrate restructurings, consolidations, acquisitions, divestitures, strategic alliances, joint ventures and other strategic alternatives;
•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies and options;
•	impairment of goodwill and/or intangible assets;
•	unanticipated issues affecting the effective tax rate for the year;
•	unanticipated changes in the capital and financial markets;
•	risks related to actions of activist shareholders;
•	changes in laws throughout the world;
•	natural disasters and other weather events disrupting commerce in one or more regions of the world;
•	risks associated with data security and technological systems and protections;
•	acts of terrorism; and
•	risks and other factors cited in Manitowoc's 2016 Annual Report on Form 10-K and its other filings with the United States Securities and Exchange Commission.

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

Item 6.  Exhibits

Exhibit No.	Description	Filed/Furnished Herewith

10.1

Severance Agreement and Release, executed August 31, 2017, by and between The Manitowoc Company, Inc. and Lawrence J. Weyers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 31, 2017).

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)	Filed Herewith
(2)	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2017	The Manitowoc Company, Inc.
(Registrant)

/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer