Form 10-K
period 2017-12-31
MANITOWOC CO INC
filed 2018-02-23
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Aggregate Market Value on June 30, 2017, of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $838 million based on the closing per share price of $24.04 on that date, after adjustment for the 1-for-4 reverse stock split which occurred on November 17, 2017.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2018, the most recent practicable date, was 35,347,025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2017

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

•	unanticipated changes in revenues, margins, costs, and capital expenditures;
•	the ability to increase operational efficiencies across Manitowoc’s businesses and to capitalize on those efficiencies;
•	the ability to significantly improve profitability;
•	the risks associated with growth or contraction;
•	changes in raw material and commodity prices;
•	foreign currency fluctuation and its impact on reported results and hedges in place with Manitowoc;
•	the ability to focus on customers, new technologies, and innovation;
•	uncertainties associated with new product introductions, the successful development and market acceptance of new and innovative products that drive growth;
•	actions of competitors;
•	potential delays or failures to implement specific initiatives within the Company’s restructuring program;
•

issues relating to the ability to timely and effectively execute on manufacturing strategies, including issues relating to plant closings, new plant start-ups, and/or consolidations of existing facilities and operations, and the ability to achieve the expected benefits from such actions, as well as general efficiencies and capacity utilization of our facilities;

•	the ability to complete and appropriately integrate restructurings, consolidations, acquisitions, divestitures, strategic alliances, joint ventures, and other strategic alternatives;
•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options;
•	the ability to capitalize on key strategic opportunities and the ability to implement Manitowoc’s long-term initiatives;
•	the ability to generate cash and manage working capital consistent with Manitowoc’s stated goals;
•	geographic factors and political and economic conditions and risks;
•	global expansion of customers;
•	changes in laws throughout the world;

•	the ability to focus and capitalize on product quality and reliability;
•	unexpected issues associated with the quality of materials, components and products sourced from third parties and the ability to successfully resolve those issues;
•	unexpected issues associated with the availability and viability of suppliers;
•	the ability to convert orders and order activity into sales and the timing of those sales;
•	the ability to sell products through distributors and other third parties;
•	the Company’s ability to attract and retain qualified personnel;
•	the ability of Manitowoc's customers to receive financing;
•	failure to comply with regulatory requirements related to the products the Company sells;
•	risks associated with manufacturing or design defects;
•	issues related to workforce reductions and potential subsequent rehiring;
•	risks associated with data security and technological systems and protections;
•	the inability to defend against potential infringement claims on intellectual property rights;
•	the ability to direct resources to those areas that will deliver the highest returns;
•	impairment of goodwill and/or intangible assets;
•	work stoppages, labor negotiations, labor rates, and temporary labor costs;
•	risks associated with high financing leverage;
•	unanticipated issues affecting the effective tax rate for the year;
•	natural disasters and other weather events disrupting commerce in one or more regions of the world;
•	government approval and funding of projects and the effect of government-related issues or developments;
•	the replacement cycle of technologically obsolete cranes;
•	unanticipated changes in the capital and financial markets;
•	acts of terrorism;
•	risks related to actions of activist shareholders; and
•

other risks factors detailed in Manitowoc's filings with the United States Securities and Exchange Commission, including risk factors in Item 1A, “Risk Factors” of this Annual Report on Form 10-K, as such may be amended or supplemented in Manitowoc’s subsequently filed Quarterly Reports on Form 10-Q.

These statements reflect the current views and assumptions of management with respect to future events. Except to the extent required by the federal securities laws, the Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The inclusion of any statement in this report does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

PART I

Item 1.  BUSINESS

General

The Manitowoc Company, Inc. (“Manitowoc”, the “Company”, “we”, and “us”) was founded in 1902 and has over a 115-year tradition of providing high-quality, customer-focused products and support services to our markets, and for the year ended December 31, 2017, we had net sales of approximately $1.6 billion. Manitowoc is one of the world’s leading providers of engineered lifting equipment for the global construction industry. We design, manufacture, market, sell and support one of the most comprehensive product lines of mobile telescopic cranes, tower cranes, lattice-boom crawler cranes and boom trucks. Our crane products are principally marketed under the Manitowoc, Grove, Potain and National Crane brand names.  We support customers globally with financing and leasing options through Manitowoc Finance, which is a program that utilizes third-party leasing companies. We serve a wide variety of customers, including dealers, rental companies, contractors and government entities, across the petrochemical, industrial, commercial, power and utilities, infrastructure and residential end markets. Additionally, our Manitowoc Crane Care offering leverages Manitowoc’s installed base of approximately 143,000 cranes to provide aftermarket parts and services to enable our customers to manage their fleets more effectively and improve their return on investment.  Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Crane Care provides us with a consistent stream of recurring aftermarket revenue. We are a Wisconsin corporation, and our principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54220. As previously announced, the Company has entered into an agreement to sell its corporate headquarters at the end of the first quarter, 2018. Accordingly, the Company will be moving its headquarters to 11270 West Park Place, Milwaukee, Wisconsin 53224.

Unless otherwise indicated, references to Manitowoc, the Company, we and us refer to The Manitowoc Company, Inc. and its consolidated subsidiaries.

The Company has three reportable segments, the Americas segment, Europe and Africa (“EURAF”) segment and Middle East and Asia Pacific (“MEAP”) segment. The Americas reportable segment includes the North American and South American continents.  The EURAF reportable segment includes the continents of Europe and Africa. The MEAP reportable segment includes the Asia and Australian continents and the Middle East region.  For financial information by segment and geographic area, see Note 16, “Segments,” to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K

The Manitowoc Way

The Manitowoc Way is a culture of continuous improvement which encompasses the core values and growth strategies that add value for the Company’s key stakeholders - customers, shareholders and employees. Customers are the priority of The Manitowoc Way as the Company builds strong relationships by listening to them, understanding their needs and quickly responding with creative products and services. As shareholders understand the value-driven relationship the Company prioritizes with its customers, the shareholders continue to invest resources in order to grow the Company.

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

Products & Services

The Company designs, manufactures and distributes a diversified line of crawler-mounted lattice-boom cranes, which we sell under the Manitowoc brand name. We also design and manufacture a diversified line of top-slewing and self-erecting tower cranes, which we sell under the Potain brand name. We design and manufacture mobile telescopic cranes, which we sell under the Grove brand name, and a comprehensive line of hydraulically powered telescopic boom trucks, which we sell under the National Crane brand name. We also provide crane product parts and services and crane rebuilding, remanufacturing and training services, which are delivered under the Manitowoc Crane Care brand name. In some cases our products are manufactured for us or distributed for us under strategic alliances. Our crane products are used in a wide variety of applications throughout the world, including energy production/distribution and utilities, petrochemical and industrial projects, infrastructure applications, such as road, bridge and airport construction, plus commercial and residential construction. Many of our customers purchase one or more cranes together with several attachments to permit use of the crane in a broader range of lifting applications and other operations.

For the most part, the Company sells its entire product offering and full line of services in most regions of the world. Moreover, the Company reports under a geographic reporting structure to better align with the location of the Company’s customers and the unique market dynamics of each geographic region. The Company’s main products it sells in each region are as follows.

Lattice-boom cranes.    Under the Manitowoc brand name, we design, manufacture, market and sell lattice-boom crawler cranes. Lattice-boom cranes consist of a lattice-boom, which is a fabricated, high-strength steel structure that has four chords and tubular lacings, mounted on a crawler base. Lattice-boom cranes weigh less and provide higher lifting capacities than a mobile telescopic crane of similar boom length. The lattice-boom cranes are the only category of crane that can pick and move simultaneously with a full-rated load. The lattice-boom sections, together with the crane base, are transported to and erected at a project site.

Our lattice-boom cranes are used to lift material and equipment in a wide variety of applications and end markets, including heavy construction, bridge and highway, infrastructure and energy-related projects. These cranes are also used by the value-added crane rental industry, which serves all of the aforementioned end markets. Lattice boom cranes are produced in the U.S. and lower lifting capacity lattice boom crawler cranes are purchased as complete units from a strategic manufacturer.

We also offer our lattice-boom crawler crane customers various attachments that provide our cranes with greater capacity in terms of height, movement and lifting. Our principal attachments are: MAX-ERTM attachments, luffing jibs and RINGERTM attachments. The MAX-ERTM is a trailing counterweight, heavy-lift attachment that dramatically improves the reach, capacity and lift dynamics of the basic crane to which it is mounted. It can be transferred between cranes of the same model for maximum economy and occupies less space than competitive heavy-lift systems. A luffing jib is a fabricated structure similar to, but smaller than, a lattice-boom. Mounted at the tip of a lattice-boom, a luffing jib easily adjusts its angle of operation permitting one crane with a luffing jib to make lifts at additional locations on the project site. It can be transferred between cranes of the same model to maximize utilization. A RINGERTM attachment is a high-capacity lift attachment that distributes load reactions over a large area to minimize ground-bearing pressure. It can also be more economical than transporting and setting up a larger crane.

Tower cranes.    Under the Potain brand name, we design, manufacture, market and sell tower cranes primarily utilized in the building and construction industries. Tower cranes offer the ability to lift and distribute material at the point of use, more quickly and accurately than other types of lifting machinery, without utilizing substantial square footage on the ground. Tower cranes include a stationary vertical mast and a horizontal jib with a counterweight, which is placed near the vertical mast. A cable runs through a trolley which is mounted on the jib, enabling the load to move along the jib. The jib rotates 360 degrees, thus increasing the crane’s work area. Unless using a remote control device, operators occupy a cabin, located where the jib and mast meet, which provides superior visibility above the worksite. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self-erecting and special cranes for dams, harbors and other large building projects. Top-slewing cranes are the most traditional form of tower cranes. Self-erecting cranes are bottom-slewing cranes which have a counterweight located at the bottom of the mast and are able to be erected, used and dismantled on job sites without assist cranes.

Top-slewing tower cranes have a tower and multi-sectioned horizontal jib. These cranes rotate from the top of their mast and can increase in height with the project. Top-slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. These cranes are generally sold to medium to large building and construction groups, as well as to rental companies.  These cranes are produced in France, Portugal, India and China.

Topless tower cranes are a type of top-slewing crane and, unlike all others, have no cathead or jib tie-bars on the top of the mast. The cranes are utilized primarily when overhead height is constrained or in situations where several cranes are installed close together. Topless tower cranes are produced in France, Portugal, India and China.

Luffing jib tower cranes, which are a type of top-slewing crane, have an angled rather than horizontal jib. Unlike other tower cranes which have a trolley that controls the lateral movement of the load, luffing jib cranes move their load by changing the angle of the jib. The angle is modified using either a cable controlled by a luffing winch or hydraulic cylinder. The cranes are utilized primarily in urban areas where space is constrained or in situations where several cranes are installed close together. Luffing jib tower cranes are produced in France and China.

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

Mobile telescopic cranes.    Under the Grove brand name, we design, manufacture, market and sell mobile telescopic cranes utilized in industrial, commercial and construction applications, as well as in maintenance applications to lift and move material at job sites. Mobile telescopic cranes consist of a telescopic boom mounted on a wheeled carrier. Mobile telescopic cranes have the ability to drive between sites, and some are permitted on public roadways. We currently offer the following five types of mobile telescopic cranes: rough-terrain, all-terrain, truck-mounted, telescopic crawler and industrial.

Rough-terrain cranes are designed to lift materials and equipment on rough or uneven terrain, and their versatility allows them to carry out many different lifts within the boundaries of given sites. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a work site. Rough-terrain cranes are produced in the U.S. and Italy.

All-terrain cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. All-terrain cranes are often used for specific, one-off, heavy, high lifts requiring careful lift-planning and engineering. All-terrain cranes are produced in Germany.

Truck-mounted cranes are designed to provide simple set-up and long reach and have high capacity booms. They are capable of traveling from site to site at highway speeds. These cranes are produced in the U.S. and are suitable for urban and suburban uses.

Telescopic crawler cranes are designed to lift materials on rugged terrain.  These cranes consist of a telescopic boom superstructure mounted to a crawler crane chassis. These cranes combine excellent gradeability and lift capacity with 100 percent pick and carry capabilities. These cranes are purchased as complete units from a strategic manufacturer.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling jobs. These cranes allow for picking up and carrying loads on a smooth, flat surface. We manufacture industrial cranes in the U.S. under the Grove and Shuttlelift brand names.

We offer our hydraulic boom truck products under the National Crane brand name. A boom truck is a hydraulically powered telescopic crane mounted on a conventional truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site and are mostly deployed by end users in the North American market. We currently offer telescoping boom trucks under the National Crane brand name. These cranes are produced in the U.S.

Backlog and customers.   The year-end backlog of products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed primarily within one year. Manitowoc’s backlog of unfilled orders at December 31, 2017, 2016 and 2015 was $606.6 million, $323.8 million and $512.6 million, respectively. Our backlog at the end of 2017 increased from the end of 2016 due in part to higher customer demand for mobile hydraulic products across all regions, as well as increased demand for our top slewing cranes in Europe.

The Company does not have any customers that individually comprise more than 10% of its consolidated net sales.

Manufacturing

Manitowoc operates ten manufacturing facilities (including remanufacturing facilities) that utilize a variety of processes. In general, the Company’s manufacturing process involves the fabrication and machining of raw materials, primarily steel, which are then manufactured into sub-assemblies. Sub-assemblies are then assembled with purchased components into a complete machine. In its manufacturing operations, Manitowoc maintains advanced manufacturing, quality assurance and testing equipment and utilizes extensive process automation. The Company has also invested in Product Verification Centers at its major manufacturing facilities to support new product development, testing and qualification of sub-systems and final product designs.

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

Raw Materials and Supplies

Manitowoc purchases a wide variety of raw materials to manufacture its products. The Company’s primary raw materials are structural and rolled steel, which are purchased from various domestic and international suppliers. We also purchase engines and electrical equipment and other semi- and fully-processed materials. Our policy is to maintain alternate sources of supply for our critical materials and parts wherever possible, and therefore, we mitigate the risk of being dependent on a single source for any particular raw material or supply.

Patents, Trademarks, and Licenses

Manitowoc utilizes patent rights to protect its intellectual property and its position as a leading provider of engineered lift solutions. We hold numerous patents across the world pertaining to our products and also have pending applications for additional patents. In addition, we have various registered and unregistered trademarks, copyrights and licenses. We believe our patents, trademarks and copyrights are adequately protected in customary fashions under applicable laws. We actively enforce our patents, trademarks and copyrights and this intellectual property in which we have invested is collectively of material importance to our business.

Seasonality

The second and fourth quarters generally have represented the best quarters for our financial results. More recently, the traditional seasonality of our business has been slightly muted compared to historical patterns. The northern hemisphere summer represents the main construction season, whereby customers require new machines, parts, and service during that season.

Competition

We sell all of our products in highly competitive industries. We compete in each of our industries based on product design, quality of products and aftermarket support services, product performance, maintenance costs, energy and resource saving and other contributions to sustainability and price. Given the potential for equipment failures to cause expensive operational disruption, the Company’s customers generally view quality and reliability as critical factors in their purchasing decision. We believe that we benefit from the following competitive advantages which create customer loyalty: strong brand names with competitive resale values, a reputation for quality and reliable products and aftermarket support and solution services, an established network of global distributors and customer relationships, broad product line offerings in the markets we serve and a commitment to customer-focused engineering design and product innovation. The following table sets forth our primary competitors:

Products	Primary Competitors
Lattice-boom Cranes	Hitachi Sumitomo; Kobelco; Liebherr; Sumitomo/Link-Belt; Terex; XCMG; Zoomlion; and Sany

Tower Cranes	Comansa; Terex Comedil/Peiner; Liebherr; FM Gru; Jaso; Raimondi; Vicario; Saez; Benazzato; Cattaneo; Zoomlion; Yongmao; and Wolffkran

Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex; Tadano; XCMG; Kato; Locatelli; Broderson; Sany; and Zoomlion

Boom Trucks	Terex; Manitex; Altec; Elliott; and Tadano

Engineering, Research and Development

We believe our extensive engineering, research and development capabilities are key drivers of our success. We engage in research and development activities at dedicated locations. We have a staff of in-house engineers and technicians on three continents, supplemented with external engineering resources, who are responsible for improving our existing products and developing new products. We incurred research and development costs of $37.9 million in 2017, $44.5 million in 2016 and $57.6 million in 2015.

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

Employee Relations

As of December 31, 2017, we employed approximately 4,900 people.  A large majority of our European employees belong to various European trade unions, we have one trade union in China, one trade union in India and no trade unions in North America.  During 2017, four of our union contracts expired and were successfully renegotiated without incident. We have two union contracts involving an aggregate of 125 employees that expire in 2018.

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

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, demand for our products is cyclical and is impacted by the strength of the economy, generally, the availability of financing and other factors, including crude oil prices, that may have an effect on the level of construction activity on an international, national or regional basis. During periods of expansion in construction activity, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products, and challenging conditions can continue well beyond the end of such periods. Furthermore, any future economic recession may impact leveraged companies, such as Manitowoc, more than competing companies with less leverage and may have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for our products also depend in part on federal, state, local and foreign governmental spending and appropriations, including infrastructure, security and defense outlays. Reductions in governmental spending can reduce demand for our products, which in turn, can negatively affect our performance. Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions may cause customers to forego or postpone new purchases in favor of repairing existing machinery.

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

We sell our products in industries that require manufacturers to make highly efficient use of manufacturing capacity. Insufficient or excess capacity threatens our ability to generate competitive profit margins and may expose us to liabilities such as contractual commitments. Although from time to time we close or consolidate facilities, adapting or modifying our capacity is difficult, as modifications take substantial time to execute, are inherently disruptive and costly and, in some cases, may require regulatory approval. Additionally, delivering product during process or facility modifications requires special coordination. The cost and resources required to adapt our capacity, such as through facility acquisitions, facility closings or process moves between facilities, may negate any planned cost reductions or may result in costly delays, product quality issues or material shortages, all of which could adversely affect our operational results and our reputation with our customers.

Large or rapid increases in the cost of raw materials or components parts, substantial decreases in their availability, or our dependence on particular suppliers of raw materials and component parts could materially and adversely affect our operating results.

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

The Company purchases certain branded cranes under strategic alliances from various third-party suppliers which are then sold into our markets. If we are not able to effectively manage pricing from these suppliers, our financial performance could be adversely affected. Likewise, if our suppliers terminate these agreements and we are unable to procure alternate products at substantially similar competitive pricing, our financial performance could be adversely affected.

Our results of operations are subject to exchange rate and other currency risks.  A significant movement in exchange rates could adversely impact our results of operations and cash flows.

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

Additionally, some of our operations are and will continue to be conducted by subsidiaries in foreign countries. The results of the operations and the financial position of these subsidiaries will be reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. The exchange rates between foreign currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to fluctuate in the future. Such fluctuations may have a material effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods.

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

If we do not develop new and innovative products or if customers in our markets do not accept them, our results could be negatively affected.

Our products must be kept current to meet our customers’ needs. To remain competitive, we therefore must develop new and innovative products on an on-going basis. If we fail to make innovations or the market does not accept our new products, our sales and results would likely suffer. We invest significantly in the research and development of new products. These expenditures do not always result in products that will be accepted by the market. To the extent they do not, whether as a function of the product or the business cycle, we will have increased expenses without significant sales to benefit us. Failure to develop successful new products may also cause potential customers to purchase competitors’ products, rather than invest in products manufactured by us.

Because we participate in industries that are highly competitive, our net sales and profits could decline as we respond, or fail to effectively respond, to competition.

We sell most of our products in highly competitive industries. We compete in each of those industries based on product design, quality of products, quality and responsiveness of product support services, product performance, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing and distribution resources than we do. These competitors may, among others:

•	respond more quickly to new or emerging technologies;
•	have greater name recognition, critical mass or geographic market presence;
•	be better able to take advantage of acquisition opportunities;
•	adapt more quickly to changes in customer requirements;
•	devote greater resources to the development, promotion and sale of their products;
•

be better positioned to compete on price for their products, due to any combination of low-cost labor, raw materials, components, facilities or other operating items, or willingness to make sales at lower margins than us;

•	consolidate with other competitors in the industry which may create increased pricing and competitive pressures on our business; and
•	be better able to utilize excess capacity which may reduce the cost of their products or services.

We cannot be certain that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, any of which could materially and adversely affect our financial condition, results of operations and cash flows.

Our ongoing and expected restructuring plans and other cost savings initiatives may not be as effective as we anticipate and we may fail to realize the cost savings and increased efficiencies that we expect to result from these actions.  Our operating results could be negatively affected by our inability to effectively implement such restructuring plans and other cost saving initiatives.

We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which includes workforce reductions and facility consolidations.

Our restructuring actions may not be as effective as we anticipate, and we may fail to realize the cost savings we expect from these actions. Actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including our ability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities, and shift production to more economical facilities. Our restructuring plans will require significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings and other synergies.

Although we have considered the impact of local regulations, negotiations with employee representatives and the related costs associated with our restructuring activities, factors beyond the control of management may affect the timing of these projects and therefore affect when savings will be achieved under the plans. Further, our operating results could be negatively affected if we are not successful in completing the restructuring projects in the time frames contemplated or if additional issues arise during the projects that add costs to or disrupt our operations.

We have significant manufacturing and sales of our products outside of the United States and such international operations may be subject to a number of risks specific to these countries.

For the years ended December 31, 2017, 2016, and 2015, approximately 61%, 60% and 58%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the Company’s international sales is part of our growth strategy. Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

•	less flexible employee relationships which can be difficult and expensive to terminate;
•	labor unrest;
•	political and economic instability (including war and acts of terrorism);
•	inadequate infrastructure for our operations (i.e., lack of adequate power, water, transportation and raw materials);
•	health concerns and related government actions;
•	risk of governmental expropriation of our property;
•	less favorable, or relatively undefined, intellectual property laws;
•	unexpected changes in regulatory requirements and laws;
•	longer customer payment cycles and difficulty in collecting trade accounts receivable;
•	export duties, tariffs, import controls and trade barriers (including quotas);
•	adverse trade policies or adverse changes to any of the policies of either the United States or any of the foreign jurisdictions in which we operate;
•	adverse changes in tax rates or regulations;
•	legal or political constraints on our ability to maintain or increase prices;
•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;
•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and
•	economies that are emerging or developing, that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.

These factors may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable international trade, customs, export controls and economic sanctions laws and regulations of the United States and other countries. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or gifts to foreign governments or officials. The new presidential administration in the United States has taken, and make take additional, actions that may inhibit international trade by U.S.-based companies. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned parties, and may result in modifications to compliance programs. Violation of these laws or regulations could result in sanctions or fines and could have a material adverse effect on our financial condition, results of operations and cash flows.

If we do not meet customers’ product quality, reliability standards and expectations, we may experience increased or unexpected product warranty claims and other adverse consequences to our business.

Product quality and reliability are significant factors influencing customers' decisions to purchase our products. Inability to maintain the high quality of our products relative to the perceived or actual quality of similar products offered by competitors could result in the loss of market share, loss of revenue, reduced profitability, an increase in warranty costs, government investigations and/or damage to our reputation.

Product quality and reliability are determined in part by factors that are not entirely within our control.  We depend on our suppliers for parts and components that meet our standards.  If our suppliers fail to meet those standards, we may not be able to deliver the quality of products that our customers expect, which may impair our reputation, resulting in lower revenue and higher warranty costs.

We provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims, for which we are not insured, where the damages exceed insurance coverage, where we cannot recover from our vendors to the extent their materials or workmanship were defective, or any material claim for which insurance coverage is denied or limited and for which indemnification is not available, could materially and adversely affect our financial condition, results of operations and cash flows.

We may incur additional expenses and delays due to technical problems or other interruptions at our manufacturing facilities.

Disruptions in operations due to technical problems or other interruptions such as floods or fire would adversely affect the manufacturing capacity of our facilities. Such interruptions could cause delays in production and cause us to incur additional expenses such as charges for expedited deliveries for products that are delayed. Additionally, our customers may have the ability to cancel purchase orders in the event of any delays in production and may decrease future orders if delays are persistent. Additionally, to the extent that such disruptions do not result from damage to our physical property, these may not be covered by our business interruption insurance. Any such disruptions may adversely affect our business, operations, and financial results.

We face risks related to sales through distributors and other third parties.

We sell a portion of our products through third parties such as distributors, agents and channel partners (collectively referred to as distributors). Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk, and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

We depend on our key executive officers, managers and skilled personnel and may have difficulty retaining and recruiting qualified employees.

Our success depends to a large extent upon the continued services of our executive officers, senior management personnel, managers and other skilled personnel and our ability to recruit and retain skilled personnel to maintain and expand our operations. We could be affected by the loss of any of our executive officers who are responsible for formulating and implementing our business plan and strategy. In addition, we need to recruit and retain additional management personnel and other skilled employees. However, competition is high for skilled technical personnel among companies that rely on engineering and technology, and the loss of qualified employees or an inability to attract, retain and motivate additional skilled employees required for the operation and expansion of our business could hinder our ability to conduct design, engineering and manufacturing activities successfully and develop marketable products. We may not be able to attract the skilled personnel we require or retain those whom we have trained at our own cost. If we are not able to do so, our business and our ability to continue to grow could be negatively affected and we could face additional competition from those who leave and work for our competitors.

Some of our customers may not be able to obtain financing with third parties to purchase our products, and we may incur expenses associated with our assistance to customers in securing third-party financing.

A portion of our sales are financed by third-party finance companies on behalf of our customers. The availability of financing from third parties is affected by general economic conditions, the creditworthiness of our customers and the estimated residual value of our equipment.  In certain transactions, we provide residual value guarantees and buyback commitments to our customers or to third-party financial institutions.  Deterioration in the credit quality of our customers or the overall health of the finance industry could negatively impact our customer’s ability to obtain the resources needed to make purchases of our equipment or their ability to obtain third-party financing. In addition, if the actual value of the equipment for which we have provided a residual value guaranty declines below the amount of our guaranty, we may incur additional costs, which may negatively impact our financial condition, results of operations and cash flows.

If our manufacturing processes and products do not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our products may decline and we may be subject to product liability claims.

Our designs, manufacturing processes and facilities need to comply with applicable statutory and regulatory requirements. We may also have the responsibility to ensure that products we design satisfy safety and regulatory standards including those applicable to our customers and to obtain any necessary certifications. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements or demands of our customers. Potential defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers, replacement costs or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility.

Any manufacturing or design defects may also result in product liability claims. Furthermore, customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been or are being used. Certain of our businesses also have experienced claims relating to past alleged asbestos exposure. Neither we nor our affiliates have to date incurred material costs related to these asbestos claims. We vigorously defend ourselves against current claims and intend to do so against future claims. We also maintain certain insurance policies which may limit our financial exposures. Any significant liabilities which are not covered by insurance could have an adverse effect on our financial condition, results of operation and cash flows. Likewise, a substantial increase in the number of claims that are made against us or the amounts of any judgments or settlements could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

We may not be able to maintain our engineering, technological and manufacturing expertise.

The markets for our products are characterized by changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•hire, retain and expand our pool of qualified engineering and technical personnel;

•maintain technological leadership in our industry;

•successfully anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner; and

•successfully anticipate or respond to changes in cost to serve in a cost-effective and timely manner.

We cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or uncompetitive. We may have to acquire new technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require us to incur significant expense and capital investment, which could reduce our margins and affect our operating results. When we establish new facilities, we may not be able to maintain or develop our engineering, technological and manufacturing expertise due to a lack of trained personnel, effective training of new staff or technical difficulties with machinery. Failure to anticipate and adapt to customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and maintain engineering, technological and manufacturing expertise may have a material adverse effect on our business.

Any disruption in our information systems could disrupt our operations and would be adverse to our business and financial operations.

We depend on various information systems to support our customers’ requirements and to successfully manage our business, including managing orders, suppliers, accounting controls and payroll. Any inability to successfully manage the procurement, development, implementation or execution of our information systems and back-up systems, including matters related to system security, reliability, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business and financial performance. Such disruptions may not be covered by our business interruption insurance.

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

Our patents, trademarks and licenses are important in the operation of our business. Although we intend to protect our intellectual property rights vigorously, we cannot be certain that we will be successful in doing so. Third parties may assert or prosecute infringement claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claimed infringement of the rights of others, could result in substantial costs and in a diversion of our resources. In addition, if a third party would prevail in an infringement claim against us, then we would likely need to obtain a license from the third party on commercial terms, which would likely increase our costs. Our failure to maintain or obtain necessary licenses or an adverse outcome in any litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our financial condition, results of operations and cash flows.

Increasing costs of doing business in many countries in which we operate may adversely affect our business and financial results.

Increasing costs such as labor and overhead costs in the countries in which we operate may erode our profit margins and compromise our price competitiveness. Historically, the low cost of labor in certain of the countries in which we operate has been a competitive advantage but labor costs in these countries, such as China, have been increasing. Our profitability also depends on our ability to manage and contain our other operating expenses such as the cost of utilities, factory supplies, factory space costs, equipment rental, repairs and maintenance and freight and packaging expenses. In the event we are unable to manage any increase in our labor and other operating expenses in an environment where revenue does not increase proportionately, our financial results would be adversely affected.

Our goodwill and other intangible assets represent a material amount of our total assets; as a result future impairment may have material adverse effect on our results of operations.

At December 31, 2017, goodwill and other intangible assets totaled $443.4 million, or about 28% of our total assets. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance were to fall below current projections or if there are material changes to management’s assumptions, we could be required to recognize a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any future goodwill or intangible asset impairments may have a material adverse effect on our results of operations.

Our operations and profitability could suffer if we experience problems with labor relations.

As of December 31, 2017, we employed approximately 4,900 people. A large majority of our European employees belong to various European trade unions, we have one trade union in China, one trade union in India, and no trade unions in North America. During 2017, four of our union contracts expired and were successfully renegotiated without incident. We have two union contracts involving an aggregate of 125 employees that expire in 2018.

Any significant labor relations issues could have an adverse effect our operations, reputation, results of operations and financial condition.

Our leverage may impair our operations and financial condition.

As of December 31, 2017, our total consolidated debt was $274.9 million as compared to consolidated debt of $281.5 million as of December 31, 2016, including the value of related interest rate hedging instruments.  On March 3, 2016, the Company entered into a $225.0 million Asset Based Revolving Credit Facility (as amended, the “ABL Revolving Credit Facility”) by and among the Company and certain of its domestic and German subsidiaries, as borrowers, the lender party thereto, Wells Fargo Bank, N.A. as administrative agent, and Wells Fargo Bank N.A., JP Morgan Chase Bank, N.A. and Goldman Sachs Bank USA as joint lead arrangers.  The ABL Revolving Credit Facility includes a $75.0 million Letter of Credit Facility, $10.0 million of which is available to the German borrower, with a maturity date of March 3, 2021.

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

The agreements governing our debt include covenants that restrict, among other matters, our ability to incur additional debt, pay dividends on or repurchase our equity, make certain investments, and consolidate, merge or transfer all or substantially all of our assets. Certain of our debt facilities require or will require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Adhering to these covenants may also require that we take disadvantageous actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flow from operations to the payment of principal and interest on our indebtedness.  Our leverage could also put us at a disadvantage compared to any competitors that are less leveraged. We cannot be certain that we will meet any future financial tests or that the lenders will waive any failure to meet those tests. See additional discussion in Note 10, “Debt” to our Consolidated Financial Statements.

If we default under our debt agreements, our lenders could elect, among other potential remedies, to declare all amounts outstanding under our debt agreements to be immediately due and payable and could proceed against any collateral securing the debt.

Exposure to additional tax liabilities may have a negative impact on our operating results.

We regularly undergo tax audits in various jurisdictions in which we operate. Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related contests thereto, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or contests thereto could have a material adverse effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

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

In addition, increasing laws and regulations dealing with environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new products that satisfy such new laws and regulations. In particular, climate change is receiving increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gas emissions. While additional regulation of emissions in the future appears likely, how such new regulations would ultimately affect our business, operations or financial results is unknown at this time.

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

Compliance or the failure to comply with regulations and governmental policies could cause us to incur significant expense.

We are subject to a variety of local and foreign laws and regulations including those relating to labor and health and safety concerns and import/export duties and customs. Such laws may require us to pay mandated compensation in the event of workplace accidents and penalties in the event of incorrect payments of duties or customs. Additionally, we may need to obtain and maintain licenses and permits to conduct business in various jurisdictions. If we or the businesses or companies we acquire have failed or fail in the future to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended. Such laws and regulations could also restrict our ability to modify or expand our facilities, could require us to acquire costly equipment, or could impose other significant expenditures.

We continue the transition to various regulations, particularly in Europe, including Tier 5 power systems and crash test regulations for Mobile products, as well as Towers cab lift requirements. While plans are in place to comply with the phase-in of these regulations, there is a significant amount of engineering that the Company must complete to comply with these standards. A failure to implement these new standards may result in the loss of market share or fines from regulatory agencies which could have a material adverse effect on our business or results of operations.

We face risks associated with our pension and other postretirement benefit obligations.

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2017, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $119.4 million (“unfunded status”), compared to $129.6 million at December 31, 2016. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

We have invested the plan assets of our funded benefit plans in various equity and debt securities. A deterioration in the value of plan assets could cause the unfunded status of these benefit plans to increase, thereby increasing our obligation to make additional contributions to these plans. An obligation to make contributions to our benefit plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Manitowoc maintains leased and owned manufacturing, warehouse, storage, field testing and office facilities and land throughout the world. The Company’s corporate office is currently located in Manitowoc, Wisconsin but is being moved to Milwaukee, Wisconsin. The Company believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. See Note 21, “Leases,” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding leases. Manitowoc management continually monitors the Company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about principal facilities owned or leased by the Company (exceeding 50,000 square feet) as of December 31, 2017.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Americas
Shady Grove, Pennsylvania (1)	Manufacturing/Office	1,330,000	Owned
Manitowoc, Wisconsin (1)	Manufacturing	538,000	Owned
Port Washington, Wisconsin	Manufacturing	81,029	Owned
Passo Fundo, Brazil **	Manufacturing/Office	300,000	Owned
EURAF
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Fanzeres, Portugal	Manufacturing	362,891	Owned
Baltar, Portugal	Manufacturing/Office	241,876	Owned
Niella Tanaro, Italy	Manufacturing	370,016	Owned
Langenfeld, Germany	Office/Storage and Field Testing	80,300	Leased
Moulins, France	Manufacturing/Office	355,000	Owned
Charlieu, France	Manufacturing/Office	323,000	Owned
Dardilly, France	Office	82,000	Leased
Dry, France	Office	93,100	Leased
Buckingham, United Kingdom	Office/Storage	78,000	Leased
Saint Pierre de Chandieu, France	Warehouse/Office	434,565	Leased
MEAP
Zhangjiagang, China	Manufacturing	800,000	Owned
Pune, India	Manufacturing/Office	195,634	Leased
Shirwal, India	Land	1,560,700	Owned
Singapore *	Office/Storage	54,000	Leased
Sydney, Australia *	Office/Storage/Workshop	61,000	Leased

(1)

In 2017, the Company completed the consolidation of its Manitowoc, Wisconsin manufacturing facility into its existing Shady Grove, Pennsylvania manufacturing facility. As of December 31, 2017, the Manitowoc, Wisconsin manufacturing facility is inactive.

*	There are multiple separate facilities within these locations.
**	This facility is inactive as of December 31, 2017.

Item 3.  LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation incidental to its business, as well as other litigation of a non-material nature in the ordinary course of business. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Item 4.  MINE SAFETY DISCLOSURE

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Each of the following executive officers of the Company has been elected by the Board of Directors. The information presented below is as of February 23, 2018.

Name	Age	Position With The Registrant	Principal Position Held Since
Barry L. Pennypacker	57	President and Chief Executive Officer	2016
David J. Antoniuk	60	Senior Vice President and Chief Financial Officer	2016
Thomas G. Musial	66	Senior Vice President of Human Resources and Administration	2000
Thomas L. Doerr, Jr.	42	Senior Vice President, General Counsel and Secretary	2017
Aaron H. Ravenscroft	39	Executive Vice President of Cranes	2016

The following paragraphs provide further information as to our executive officers’ duties and their employment history:

Barry L. Pennypacker was appointed to the position of President and Chief Executive Officer of the Company’s cranes business in December 2015 and became the Company’s President and Chief Executive Officer in March 2016.  Mr. Pennypacker served, since 2013, as founder, President and Chief Executive Officer of Quantum Lean LLC, a privately held manufacturer and supplier of precision components. He previously served as president and chief executive officer, as well as a director, of Gardner Denver, Inc., a manufacturer and marketer of engineered industrial machinery and related parts and services (2008-2012). Prior to joining Gardner Denver, Inc., Mr. Pennypacker served in positions with increasing responsibility at Westinghouse Air Brake Technologies Corporation, a worldwide provider of technology-based equipment and services for the rail industry (1999-2008), with his last position being vice president-group executive. He previously served as director, Worldwide Operations, Stanley Fastening Systems, an operating unit of The Stanley Works, a worldwide producer of tools and security products, and held a number of senior management positions with increasing responsibility with Danaher Corporation, a manufacturer and marketer of professional, medical, industrial and commercial products and services.

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

Thomas G. Musial has been Senior Vice President of Human Resources and Administration since 2000. Previously, he was Vice President of Human Resources and Administration and held various roles of increasing responsibility within the Company since 1976.

Thomas L. Doerr, Jr. has served as Senior Vice President, General Counsel and Secretary since November 2017. Prior to Mr. Doerr’s current position, he served as Vice President, General Counsel and Secretary of Jason Industries, Inc., a manufacturer in the finishing, components, seating, and automotive acoustics markets, from November 2015 to November 2017. Mr. Doerr originally joined Manitowoc in 2006 as legal counsel; in 2008 he expatriated to London, England, and in 2009 to Lyon, France where he served as Assistant General Counsel - International and was responsible for all legal matters for both Manitowoc’s crane segment and Manitowoc’s then foodservice segment in Europe, Middle East, Africa and Asia Pacific. After spending four years abroad, Mr. Doerr returned to the United States and assumed global legal responsibility for Manitowoc’s crane segment until November 2015. Prior to first joining Manitowoc, Mr. Doerr was most recently with the law firm von Briesen & Roper, s.c. Mr. Doerr is a graduate of Marquette University Law School and the University of St. Thomas.

Aaron H. Ravenscroft joined the Company as the Executive Vice President of Mobile Cranes in March 2016. In September 2017, Mr. Ravenscroft was promoted to Executive Vice President of Cranes. In this position Mr. Ravenscroft focuses on safety, quality, delivery and cost of the entire business. Prior to joining Manitowoc, Mr. Ravenscroft served as Regional Managing Director of the North American Minerals business for the Weir Group (2013-2016), an engineering company, President of

Process & Flow Control Group of Robbins & Myers (2011-2013), a manufacturer of engineered equipment, and Regional Vice President of Industrial Products Group for Gardner Denver, Inc. (2008-11). Prior to that, he held a series of positions with increasing responsibility at Westinghouse Air Brake Technologies (2003-2008) and Janney Montgomery Scott (2000-2003).

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MTW. As of December 31, 2017, the approximate number of record shareholders of common stock was 1,570.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s senior secured second lien note due 2021 (the “2021 Notes”) and the Company’s ABL Revolving Credit Facility described below. In the years ended December 31, 2017 and 2016, no cash dividends were declared or paid.

Effective after the markets closed on November 17, 2017, the Company completed a 1-for-4 reverse stock split. The highest and lowest intraday sales prices, adjusted for the 1-for-4 reverse stock split, for the Company’s common stock during each quarter of the two most recent years were as follows. The prices on and before March 4, 2016 include the value of the Company’s former foodservice business, which was spun-off on that date, and have not been adjusted for the reverse stock split.

	2017		2016
	High	Low	High	Low
1st Quarter - Pre Spin-Off	n/a	n/a	$17.40	$11.73
1st Quarter - Post Spin-Off	$30.28	$21.00	18.36	16.00
2nd Quarter	26.40	21.20	24.60	16.84
3rd Quarter	36.56	22.12	23.36	17.08
4th Quarter	42.12	35.20	25.20	14.60

Our ABL Revolving Credit Facility and indenture governing our 2021 Notes limit or restrict the amount of certain payments we can make; including the purchase or retirement of Company stock, prepayment of debt principal and distribution of dividends to holders of Company stock.  These so-called “Restricted Payments” are currently constrained by a provision requiring a minimal fixed charge coverage ratio after giving effect to the Restricted Payment. Additionally, we must consider all previous Restricted Payments when we calculate the capacity for future Restricted Payments. See additional disclosure in Note 10, “Debt” to our Consolidated Financial Statements.

See Part III, Item 12 of the Annual Report on Form 10-K for certain information regarding the Company’s equity compensation plans.

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2013	2014	2015	2016	2017
The Manitowoc Company, Inc.	49.30%	(4.86)%	(30.21)%	69.23%	64.46%
S&P 500 Index	32.39%	13.69%	1.38%	11.96%	21.83%
S&P 600 Industrial Machinery	38.22%	1.36%	(17.22)%	36.69%	22.17%

	Indexed Returns
	Years Ending December 31,
	2012	2013	2014	2015	2016	2017
The Manitowoc Company, Inc.	100.00	149.30	142.05	99.13	167.77	275.92
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P 600 Industrial Machinery	100.00	138.22	140.10	115.97	158.53	193.68

Item 6.  SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from the Consolidated Financial Statements of Manitowoc. The data should be read in conjunction with the Company's Consolidated Financial Statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Results of the former foodservice business and the Manitowoc Dong Yue business in the years presented have been classified as discontinued operations to exclude those results from continuing operations. In addition, the income (loss) from discontinued operations includes the impact of adjustments to certain retained liabilities for operations sold or closed in periods prior to those presented. Amounts are in millions except share and per share data.

	2017	2016	2015	2014	2013
Net sales	$1,581.3	$1,613.1	$1,865.7	$2,305.2	$2,506.3
Gross Profit	281.9	253.3	332.2	467.2	508.1
Total operating costs and expenses	280.8	406.6	344.6	360.1	355.5
Operating income (loss)	1.1	(153.3)	(12.4)	107.1	152.6
Total other expense	(40.6)	(114.8)	(98.6)	(127.5)	(138.8)
(Loss) income from continuing operations before taxes	(39.5)	(268.1)	(111.0)	(20.4)	13.8
Provision (benefit) for taxes on income	(49.5)	100.5	(41.1)	(17.8)	(22.0)
Income (loss) from continuing operations	10.0	(368.6)	(69.9)	(2.6)	35.8
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(0.6)	(7.2)	135.4	161.4	134.5
Loss on sale of discontinued operations, net of income taxes	—	—	—	(11.0)	(2.7)
Net income (loss)	9.4	(375.8)	65.5	147.8	167.6
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	3.9	25.8
Net income (loss) attributable to Manitowoc common shareholders	$9.4	$(375.8)	$65.5	$143.9	$141.8
Amounts attributable to the Manitowoc common shareholders:
Income (loss) from continuing operations	$10.0	$(368.6)	$(69.9)	$(6.9)	$1.5
(Loss) income from discontinued operations, net of income taxes	(0.6)	(7.2)	135.4	161.8	143.0
Loss on sale of discontinued operations, net of income taxes	—	—	—	(11.0)	(2.7)
Net income (loss) attributable to Manitowoc common shareholders	$9.4	$(375.8)	$65.5	$143.9	$141.8
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Manitowoc common shareholders	$0.28	$(10.70)	$(2.06)	$(0.20)	$0.05
Income (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.02)	(0.21)	3.98	4.80	4.30
Loss on sale of discontinued operations, net of income taxes	—	—	—	(0.33)	(0.08)
Basic income (loss) per share attributable to Manitowoc common shareholders	$0.26	$(10.91)	$1.92	$4.27	$4.27
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Manitowoc common shareholders	$0.28	$(10.70)	$(2.06)	$(0.20)	$0.04
Income (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.02)	(0.21)	3.98	4.80	4.23
Loss on sale of discontinued operations, net of income taxes	—	—	—	(0.33)	(0.08)
Diluted income (loss) per share attributable to Manitowoc common shareholders	$0.26	$(10.91)	$1.92	$4.27	$4.19
Cash dividends per share	$—	$—	$0.08	$0.08	$0.08
Average shares outstanding:
Basic	35,111,594	34,441,777	34,009,048	33,733,723	33,223,545
Diluted	35,854,902	34,441,777	34,009,048	33,733,723	33,832,548
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment - net	$294.9	$308.8	$410.7	$456.7	$438.5
Capital expenditures	(28.9)	(45.9)	(54.9)	(59.5)	(77.1)
Depreciation	38.1	45.6	50.6	47.2	48.4
TOTAL ASSETS	$1,607.8	$1,517.8	$3,562.5	$3,821.1	$3,976.1
CAPITALIZATION
Long-term obligations	$274.9	$281.5	$1,397.6	$1,503.1	$1,500.5
Total stockholders' equity	677.5	590.5	842.3	844.9	803.6

Notes to the table above:

(1)

Discontinued operations represent the results of operations of Manitowoc’s former foodservice business through the March 4, 2016 spin-off (refer to note 3, “Discontinued Operations” for additional information regarding the spin-off), and results of operations of our Chinese joint venture, Manitowoc Dong Yue, through the sale date, January 21, 2014.

(2)	Total assets includes assets of discontinued operations of $0.0, $0.0, $1,755.7, $1,899.6 and $1,958.4 for the years ended 2017, 2016, 2015, 2014 and 2013, respectively.
(3)	Effective after the market close on November 17, 2017, the Company completed a 1-for-4 reverse stock split. The average shares outstanding have been adjusted for this reverse stock split.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview: Manitowoc is a leading provider of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes and boom trucks. The Company has three reportable segments, the Americas segment, EURAF segment, and MEAP segment. The segments were identified using the “management approach,” which designates the internal organization that is used by the CEO, who is also the Company’s Chief Operating Decision Maker, for making decisions about the allocation of resources and assessing performance.

During the first quarter of fiscal 2016, the Board of Directors of Manitowoc approved the tax-free spin-off of the Company’s former foodservice business (“MFS” or “Foodservice”) into an independent, public company (the “Spin-Off”). As a result of the Spin-Off, the Consolidated Financial Statements and related financial information reflect MFS operations, assets, liabilities and cash flows as discontinued operations for all periods presented. Refer to Note 3, “Discontinued Operations,” for additional information regarding the Spin-Off.

Effective in the fourth quarter of 2017, the Company changed its operating segments, which are also the Company’s reportable segments, as a result of operational changes to flatten the organization and regionalize our sales approach. Prior to the operational changes, the Company had one reportable segment, Cranes. As a result of the operational changes, which were finalized and implemented in the fourth quarter of 2017, the business began to be managed on a regional basis. Under the regional operating structure, each geographic region is managed separately to better align with the location of the Company’s customers and the unique market dynamics of each geographic region. In the fourth quarter of fiscal 2017, the Company identified the Americas, EURAF, and MEAP as the reportable segments. The Americas operating segment includes the North American and South American continents. The EURAF operating segment includes the continents of Europe and Africa. The MEAP operating segment includes the Asia and Australian continents and the Middle East region.

In Management’s Discussion and Analysis, unless otherwise indicated, references to Manitowoc, the Company, we and us refer to The Manitowoc Company, Inc. and its consolidated subsidiaries.

The following discussion and analysis provides an overview analysis behind our results for 2015 through 2017 and is broken down into three sections.  First, we provide an overview of our results of operations for the years 2015 through 2017 on a segment and consolidated basis.  Next, we discuss our market conditions, liquidity and capital resources, off-balance sheet arrangements and obligations and commitments.  Finally, we provide a discussion of risk management techniques, contingent liability issues, and critical accounting policies.

All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Consolidated Operations

Millions of dollars	2017	2016	2015
Operations
Net sales	$1,581.3	$1,613.1	$1,865.7
Cost of sales	1,299.4	1,359.8	1,533.5
Gross Profit	281.9	253.3	332.2
Operating costs and expenses:
Engineering, selling and administrative expenses	252.6	280.7	316.9
Asset impairment expense	0.1	96.9	15.3
Amortization of intangible assets	0.8	3.0	3.0
Restructuring expense	27.2	23.4	9.4
Other expense	0.1	2.6	—
Total operating costs and expenses	280.8	406.6	344.6
Operating income (loss)	1.1	(153.3)	(12.4)
Other income (expense):
Interest expense	(39.2)	(39.6)	(95.6)
Amortization of deferred financing fees	(1.9)	(2.2)	(4.2)
Loss on debt extinguishment	—	(76.3)	(0.2)
Other income - net	0.5	3.3	1.4
Total other expense	(40.6)	(114.8)	(98.6)
Loss from continuing operations before taxes	(39.5)	(268.1)	(111.0)
Provision (benefit) for taxes on income	(49.5)	100.5	(41.1)
Income (loss) from continuing operations	10.0	(368.6)	(69.9)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(0.6)	(7.2)	135.4
Net income (loss) attributable to Manitowoc common shareholders	$9.4	$(375.8)	$65.5
Amounts attributable to the Manitowoc common shareholders:
Income (loss) from continuing operations	$10.0	$(368.6)	$(69.9)
Income (loss) from discontinued operations, net of income taxes	(0.6)	(7.2)	135.4
Net income (loss) attributable to Manitowoc common shareholders	$9.4	$(375.8)	$65.5

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 16, “Segments,” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Americas

(in millions)	2017	Change	2016	Change	2015
Net Sales	$693.6	(5.8)%	$736.3	(21.8)%	$941.3
Operating income (loss)	$6.8	118.3%	$(37.1)	(264.9)%	$22.5

Americas net sales decreased 5.8% in 2017 to $693.6 million from $736.3 million in 2016. This change was primarily due to lower shipments of variable position counterweight (“VPC”) crawler cranes delivered in 2017 as a significant portion of the America’s backlog entering 2016 was comprised of VPC crawler cranes which had been booked in 2016 and previous years.  The vast majority of this backlog was shipped and recognized as revenue in the first half of 2016.  This was partially offset by higher shipments of other mobile and tower products in 2017. Americas net sales were also favorably impacted by approximately $.4 million from favorable changes in foreign currency exchange rates.

Americas operating income increased 118.3% in 2017 to $6.8 million from a loss of $37.1 million in 2016. This change was primarily due to lower engineering, selling and administrative (“ES&A”) costs of $18.4 million as a result of headcount reductions during the latter half of 2016 and early 2017 and asset impairment charges of $14.6 million in 2016 related to the closure of the Manitowoc, Wisconsin manufacturing location, which did not reoccur in 2017. This was partially offset by lower net sales year over year as discussed above.

Americas net sales decreased 21.8% in 2016 to $736.3 million from $941.3 million in 2015. This change was primarily due to weaker market demand for mobile cranes. Americas net sales were also unfavorably impacted by approximately $0.1 million from favorable changes in foreign currency exchange rates.

Americas reported operating losses of $37.1 million in 2016 as compared to income of $22.5 million in 2015. The change was primarily due to a decrease in net sales as discussed above, $14.6 million of asset impairment charges related to the closure of the Manitowoc, Wisconsin manufacturing location and $15.2 million of restructuring expenses related to headcount reductions in 2016.

EURAF

(in millions)	2017	Change	2016	Change	2015
Net Sales	$628.9	12.2%	$560.4	12.3%	$498.9
Operating income (loss)	$2.3	106.3%	$(36.5)	(26.3)%	$(28.9)

EURAF net sales increased 12.2% in 2017 to $628.9 million from $560.4 million in 2016. This change was primarily due to higher demand for tower cranes, particularly in Europe, partially offset by weaker demand for mobile cranes. EURAF net sales were also favorably impacted by approximately $13.8 million from favorable changes in foreign currency exchange rates.

EURAF operating income increased 106.3% to $2.3 million from a loss of $36.5 million in 2016. This change was primarily due to increased net sales as discussed above and $4.9 million of asset impairment charges in 2016 which did not reoccur in 2017.

EURAF net sales increased 12.3% in 2016 to $560.4 million from $498.9 million in 2015. This change was primarily due to higher demand for tower cranes. EURAF net sales were also unfavorably impacted by approximately $8.1 million from unfavorable changes in foreign currency exchange rates.

EURAF operating loss increased 26.3% in 2016 to $36.5 million from $28.9 million in 2015. This change was primarily due to unfavorable manufacturing absorption due to lower production volumes at certain EURAF manufacturing locations.

MEAP

(in millions)	2017	Change	2016	Change	2015
Net Sales	$258.8	(18.2)%	$316.4	(25.6)%	$425.5
Operating income (loss)	$32.9	(26.6)%	$44.8	(26.0)%	$60.5

MEAP net sales decreased 18.2% in 2017 to $258.8 million from $316.4 million in 2016. This change was primarily due to weaker demand for tower cranes. MEAP net sales were also favorably impacted by approximately $4.2 million from favorable changes in foreign currency exchange rates.

MEAP operating income decreased 26.6% in 2017 to $32.9 million from $44.8 million in 2016. This change was primarily due to lower net sales as discussed above.

MEAP net sales decreased 25.6% in 2016 to $316.4 million from $425.5 million in 2015. This change was primarily due to weaker demand for mobile cranes.  MEAP net sales were also unfavorably impacted by approximately $1.0 million from unfavorable changes in foreign currency exchange rates.

MEAP operating income decreased 26.0% in 2016 to $44.8 million from $60.5 million in 2015. This change was primarily due to lower net sales as discussed above.

Year Ended December 31, 2017 Compared to 2016

Net Sales

(in millions)	2017	2016	Change
Net Sales	$1,581.3	$1,613.1	(2.0)%

Consolidated net sales decreased 2.0% in 2017 compared to 2016. The decrease in net sales was primarily due to lower shipments of VPC crawler cranes delivered in 2017 as a significant portion of the America’s backlog entering 2016 was comprised of VPC crawler cranes which had been booked in 2016 and previous years, lower demand for mobile cranes in MEAP, and lower demand for mobile cranes in EURAF. This was partially offset by higher demand for tower cranes in Europe. Consolidated net sales were also favorably impacted by approximately $18.4 million from favorable changes in foreign currency exchange rates.

Gross Profit

(in millions)	2017	2016	Change
Gross Profit	$281.9	$253.3	11.3%
Gross Profit %	17.8%	15.7%

Gross profit for the year ended December 31, 2017 increased 11.3% to $281.9 million compared to $253.3 million for the year ended December 31, 2016.  This change was attributable primarily to manufacturing cost reduction initiatives such as the consolidation of the Manitowoc, WI facility into the Shady Grove, PA facility. As a result of these cost reductions, the gross profit percentage increased in 2017 to 17.8% from 15.7% in 2016.

Engineering, Selling and Administrative Expenses

(in millions)	2017	2016	Change
Engineering, selling and administrative expenses	$252.6	$280.7	(10.0)%

ES&A expenses for the year ended December 31, 2017 decreased $28.1 million to $252.6 million. This change was driven primarily by decreases in wages and benefits due to headcount reductions and discretionary cost controls, partially offset by higher short-term incentive compensation costs.

Asset Impairment Expense

(in millions)	2017	2016	Change
Asset impairment expense	$0.1	$96.9	*

 * Measure not meaningful

Asset impairment expense for the year ended December 31, 2017 was $0.1 million compared to $96.9 million for the year ended December 31, 2016. In the third quarter of 2016, the Company recorded $96.9 million in asset impairment expense.  In conjunction with the decision to close the Manitowoc, Wisconsin facility, it permanently suspended implementation of its SAP enterprise resource planning (“ERP”) platform and recorded a write-off of $58.6 million related to SAP construction-in-progress and $18.6 million related to SAP and other information technology assets. This amount also included a $13.8 million write-down to fair value of the Company's fixed assets at the Manitowoc, Wisconsin manufacturing facility.

Restructuring Expense

(in millions)	2017	2016	Change
Restructuring expense	$27.2	$23.4	16.2%

Restructuring expense for the year ended December 31, 2017 totaled $27.2 million compared to $23.4 million in 2016. These costs related primarily to employee termination benefits associated with workforce reductions. The workforce reductions in 2017 and 2016 are part of ongoing manufacturing and operations rationalization programs in the U.S. and Europe.

During 2017, the Company completed the relocation of its crawler crane manufacturing operations located in Manitowoc, Wisconsin to Shady Grove, Pennsylvania.

See further detail at Note 19, “Restructuring.”

Interest Expense & Amortization of Deferred Financing Fees

(in millions)	2017	2016	Change
Interest expense	$39.2	$39.6	(1.0)%
Amortization of deferred financing fees	$1.9	$2.2	(13.6)%

Interest expense for the year ended December 31, 2017 totaled $39.2 million versus $39.6 million for the year ended December 31, 2016.  The decrease in interest expense of $0.4 million for the year ended December 31, 2017 compared to the prior year was caused by a lower average debt balance in 2017 as compared to the prior year, partly offset by a higher average interest rate. Amortization expense for deferred financing fees was $1.9 million for the year ended December 31, 2017 as compared to $2.2 million in 2016.  The decrease in amortization expense for deferred financing fees was related to the lower balance of deferred financing fees as a result of the redemption of certain prior notes during the Spin-Off. See further detail at Note 10, “Debt.”

Loss on Debt Extinguishment

(in millions)	2017	2016	Change
Loss on debt extinguishment	$—	$76.3	*

 * Measure not meaningful

Loss on debt extinguishment for the year ended December 31, 2017 totaled $0.0 million, compared to $76.3 million in 2016.  The loss on debt extinguishment for 2016 consisted of:

•

$31.5 million related to the March 3, 2016 redemption of the prior 2020 notes, which included $24.6 million related to the redemption premium and $6.9 million related to the write-off of deferred financing fees;

•	$34.6 million on the redemption of the prior 2022 notes, comprised of $31.2 million related to the redemption premium and $3.4 million related to write-off of deferred financing fees;

•	$5.9 million on the termination of the prior senior credit facility as a result of the write-off of deferred financing expenses; and
•	$4.3 million loss on the termination of interest rate swaps related to the prior senior credit facility.

Other Income – Net

(in millions)	2017	2016	Change
Other income - net	$0.5	$3.3	*

 * Measure not meaningful

Other income - net for the year ended December 31, 2017 was $0.5 million compared to other income - net of $3.3 million for the prior year.  This change was primarily due to foreign currency exchange remeasurement.

Income Taxes

(in millions)	2017	2016	Change
Effective annual tax rate	125.2%	(37.5)%
Provision (benefit) for taxes on income	$(49.5)	$100.5	*

 * Measure not meaningful

Due to the Company’s historic losses, impacts from U.S. tax reform and full valuation allowances, the effective annual tax rate is not a meaningful measure of the Company’s cash tax position or performance of the business.

The 2017 effective tax rate was favorably impacted by the release of the French valuation allowance, Internal Revenue Service audit closure, and U.S. tax reform.

The 2016 effective tax rate was unfavorably impacted by the establishment of valuation allowance reserves against the Company's deferred tax assets in several jurisdictions, most notably the United States, as these jurisdictions moved to cumulative three-year loss positions during the year.

See further detail at Note 12, “Income Taxes.”

(Loss) income from Discontinued Operations

(in millions)	2017	2016	Change
(Loss) income from discontinued operations	$(0.6)	$(7.2)	*

 * Measure not meaningful

The results from discontinued operations were a loss of $0.6 million and $7.2 million, net of income taxes, for the years ended December 31, 2017 and 2016, respectively.  The activity from discontinued operations in 2017 and 2016 are primarily the result of the Spin-Off.  See additional discussion at Note 3, “Discontinued Operations.”

Year Ended December 31, 2016 Compared to 2015

Net Sales

(in millions)	2016	2015	Change
Net Sales	$1,613.1	$1,865.7	(13.5)%

Consolidated net sales decreased 13.5% in 2016 to $1.6 billion from $1.9 billion in 2015. The decrease in net sales was primarily due to weaker demand in the Americas region and Middle East for mobile cranes. Consolidated net sales were also unfavorably impacted by approximately $9.5 million form unfavorable changes in foreign currency exchange rates.

Gross Profit

(in millions)	2016	2015	Change
Gross Profit	$253.3	$332.2	(23.8)%
Gross Profit %	15.7%	17.8%

Gross profit for the year ended December 31, 2016 decreased by 23.8% to $253.3 million compared to $332.2 million for the year ended December 31, 2015.  The decrease was attributable primarily to the decrease in sales volume discussed above and unfavorable manufacturing absorption due to lower production volumes, particularly in North America and Germany, partially offset by manufacturing cost reduction initiatives. As a result, the gross profit percentage decreased in 2016 to 15.7% from 17.8% in 2015.

Engineering, Selling and Administrative Expenses

(in millions)	2016	2015	Change
Engineering, selling and administrative expenses	$280.7	$316.9	(11.4)%

ES&A expenses for the year ended December 31, 2016 decreased $36.2 million to $280.7 million compared to $316.9 million for the year ended December 31, 2015. This decrease was driven primarily by a decrease in wages and benefits due to headcount reductions and discretionary cost controls.

Asset Impairment Expense

(in millions)	2016	2015	Change
Asset impairment expense	$96.9	$15.3	$81.6

Asset impairment expense for the year ended December 31, 2016 was $96.9 million compared to $15.3 million for the year ended December 31, 2015. In the third quarter of 2016, the Company recorded $96.9 million in asset impairment expense.  In conjunction with the decision to close its manufacturing location in Manitowoc, Wisconsin, it permanently suspended implementation of its SAP ERP platform and recorded a non-cash impairment charge of $58.6 million related to SAP construction-in-progress and $18.6 million related to SAP and other information technology assets. This amount also included a $13.8 million write-down to fair value of the Company's fixed assets at the Manitowoc, Wisconsin manufacturing facility. The impairment recorded in 2015 resulted from the write-down of facilities in Brazil, which is currently shut down, and Slovakia, which was sold in 2016.

Restructuring Expense

(in millions)	2016	2015	Change
Restructuring expense	$23.4	$9.4	148.9%

Restructuring expense for the year ended December 31, 2016 totaled $23.4 million compared to $9.4 million in 2015. These costs related primarily to employee termination benefits associated with workforce reductions. The workforce reductions in 2016 were part of the manufacturing and operations rationalization programs, including the consolidation of the Company's manufacturing facilities in Manitowoc, Wisconsin into its Shady Grove, Pennsylvania facility. Additionally, restructuring expense in the twelve months ended December 31, 2016, and December 31, 2015 included $2.3 million and $3.5 million, respectively, of expense related to executive severance. See further detail at Note 19, “Restructuring.”

Interest Expense & Amortization of Deferred Financing Fees

(in millions)	2016	2015	Change
Interest expense	$39.6	$95.6	(58.6)%
Amortization of deferred financing fees	$2.2	$4.2	(47.6)%

Interest expense for the year ended December 31, 2016 totaled $39.6 million versus $95.6 million for the year ended December 31, 2015.  The decrease in interest expense of $56.0 million for the year ended December 31, 2016 compared to the prior year was the result of lower average debt balance due to debt restructuring as part of the Spin-Off.  Amortization expense for deferred financing fees was $2.2 million for the year ended December 31, 2016 as compared to $4.2 million in 2015.  The decrease in amortization expense for deferred financing fees was related to the lower balance of deferred financing fees as a result of the redemption of certain prior notes during the Spin-Off.  See further detail at Note 10, “Debt.”

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

•	$34.6 million on the redemption of the prior 2022 notes, comprised of $31.2 million related to the redemption premium and $3.4 million related to the write-off of deferred financing fees;
•	$5.9 million on the termination of the prior senior credit facility as a result of the write-off of deferred financing expenses; and
•	$4.3 million loss on the termination of interest rate swaps related to the prior senior credit facility.

Other Income (Expense) – Net

(in millions)	2016	2015	Change
Other income - net	$3.3	$1.4	*

 * Measure not meaningful

Other income - net for the year ended December 31, 2016 was $3.3 million compared to other income - net of $1.4 million for the prior year.  The change primarily relates to foreign currency exchange remeasurement.

Income Taxes

(in millions)	2016	2015	Change
Effective annual tax rate	(37.5)%	37.0%
Provision (benefit) for taxes on earnings	$100.5	$(41.1)	*

 * Measure not meaningful

Due to the Company’s historic losses and full valuation allowances, the effective annual tax rate is not a meaningful measure of the Company’s cash tax position or performance of the business.

The 2016 effective tax rate was impacted by the establishment of valuation allowance reserves against the Company’s deferred tax assets in several jurisdictions, most notably the United States, as these jurisdictions moved to cumulative three-year loss positions during the year.

See further detail at Note 12, “Income Taxes.”

(Loss) income from Discontinued Operations

(in millions)	2016	2015	Change
(Loss) income from discontinued operations	$(7.2)	$135.4	*

 * Measure not meaningful

The results from discontinued operations was a loss of $7.2 million and income of $135.4 million, net of income taxes, for the years ended December 31, 2016 and 2015, respectively. The activity from discontinued operations in 2016 and 2015 are primarily the result of the Spin-Off of the Foodservice business. See additional discussion at Note 3, “Discontinued Operations.”

Non-GAAP Measures

The Company uses EBITDA, Adjusted EBITDA and Adjusted operating loss, which are financial measures that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as additional metrics to evaluate the Company’s performance.

The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA plus the addback of restructuring expense, asset impairment expense and other (expense) income - net.  The Company defines Adjusted operating income (loss) as Adjusted EBITDA excluding the addback of depreciation. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with the GAAP financial information provided herein.

The Company’s Adjusted EBITDA and Adjusted operating income for the year ended December 31, 2017 was $67.4 million and $29.3 million, respectively. The reconciliation of GAAP net income (loss) to EBITDA, and further to Adjusted EBITDA, Adjusted operating (loss) income and GAAP operating income (loss) is as follows (in millions):

	2017	2016	2015
Net income (loss) from continuing operations	$10.0	$(368.6)	$(69.9)
Interest expense and amortization of deferred financing fees	41.1	41.8	99.8
Income taxes	(49.5)	100.5	(41.1)
Depreciation expense	38.1	45.6	50.6
Amortization of intangible assets	0.8	3.0	3.0
EBITDA	40.5	(177.7)	42.4
Restructuring expense	27.2	23.4	9.4
Asset impairment expense	0.1	96.9	15.3
Other expense (income) - net (1)	(0.4)	75.6	(1.2)
Adjusted EBITDA	67.4	18.2	65.9
Depreciation expense	(38.1)	(45.6)	(50.6)
Adjusted operating income (loss)	29.3	(27.4)	15.3
Restructuring expense	(27.2)	(23.4)	(9.4)
Asset impairment expense	(0.1)	(96.9)	(15.3)
Amortization of intangible assets	(0.8)	(3.0)	(3.0)
Other operating costs and expenses	(0.1)	(2.6)	—
GAAP operating income (loss)	$1.1	$(153.3)	$(12.4)

(1)	Other expense (income) - net includes loss on debt extinguishment, other (expense) income and other (expense) income - net.

Covenant compliant EBITDA was $76.3 million as of December 31, 2017 on a trailing twelve month basis, as defined by the ABL Revolving Credit Facility. The calculation of covenant compliant EBITDA has certain limitations and restrictions on addbacks and has been included for informational purposes only.

Market Conditions and Outlook

Towards the end of 2017, the Company experienced demand improvements in some of its key end markets, such as petrochemical, utilities and commercial and residential construction particularly in the Americas region. Market demand improvements, along with continued execution of the Company’s strategic priorities, cost reduction initiatives and operational efficiencies are part of the considerations for the full year 2018 guidance below.

•	Adjusted EBITDA* - approximately $96 to $116 million;
•	Depreciation expense - approximately $39 million; and
•	Capital expenditures - approximately $25 to $30 million.
*

Adjusted operating income and Adjusted EBITDA are non-GAAP financial measures that should be considered together with the GAAP financial information provided herein. See “Non-GAAP Financial Measures” in the preceding “Results of Consolidated Operations” section.  Because actual GAAP results will be subject to various factors that are outside of the Company’s control and/or are not known at this time, the Company is not able to provide comparable GAAP guidance or a reconciliation of these expected ranges to GAAP without unreasonable expense and effort.

Within the Americas region, the Company is beginning to experience notable improvements within the wind industry, oil and gas, commercial and residential end markets. During the second half of 2017, the Company’s distribution channel and customers began to reflect confidence with increased orders in anticipation of improved market demand for the first half of 2018. The Company remains cautiously optimistic regarding the potential infrastructure initiatives being contemplated by various levels of domestic governments. However, these potential infrastructure initiatives may not translate into new crane orders quickly, or at all.

Within the EURAF region, the Company continues to see organic growth in residential and commercial construction markets due to stable macroeconomic factors within Western Europe.

Within the MEAP region, the Company continues to see moderate growth coupled with specific market opportunities and challenges. Australia is experiencing a broad-based recovery in the crane market lead by infrastructure, commercial and residential growth offset by a pullback in investment in South Korea causing an oversupply. Within the Middle East, the Company expects a pullback in investment due to structural changes resulting in uncertainty in demand in the region.

We believe our Crane Care aftermarket business, with an industry leading support network, is not only a key differentiator, but is also especially important to our customers as key end markets rebound and crane utilization increases to ensure uptime availability.

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

The Company’s business strategy is driven by the principles of The Manitowoc Way, which acts as a foundation of its strategic initiatives.  The Manitowoc Way is centered on four strategic priorities; Margin Expansion, Growth, Innovation, and Velocity.

The first key element of the Company’s strategy is Margin Expansion.  The Company completed the relocation of large crawler crane manufacturing from Manitowoc, Wisconsin to Shady Grove, Pennsylvania during 2017. The Company continues to realign its manufacturing facilities throughout Europe to properly balance supply to meet demand, while eliminating waste to drive higher volume and margins.

The Company’s next strategic priority is Growth.  Product quality and reliability are key to a crane customer’s buying decision.  The Company continues to take decisive actions to ensure that all of its products meet the quality expectations of its customers.

The Company’s third strategic priority is Innovation. In 2017, the Company continued to invest in innovation while increasing its focus on the Voice of the Customer.  Innovation in the crane industry is an elegant balance of reliability, simplicity, and advanced technology. The Company’s commitment to product development is unwavering, as evidenced by steady investments in research and development, along with the launch of 18 new crane models in 2017.

Lastly, the Company’s fourth key strategic priority is Velocity which refers to creating a culture of continuous improvement, adding value in every aspect of every job, every day.  Velocity touches all of the Company’s other key priorities using the principles of The Manitowoc Way.  The Company continues to hold The Manitowoc Way summits and kaizen events where we train our employees to use Lean tools, which continue to deliver results in eliminating waste and improving productivity throughout the enterprise.

From a longer-term perspective, the Company is among the world's leading sources of lifting solutions, with what the Company believes to be the most recognized brands and the broadest support footprint in the industry.  The Company offers the most comprehensive range of lifting solutions with a legacy of continuing innovation that sets Manitowoc apart in its industry. Globally, longer-term the Company believes there will be a higher growth, multi-year recovery driven by increasing global demand for infrastructure and energy end markets, and the Company is well-positioned to support these end markets anywhere in the world. Manitowoc has a resilient business, with a strong global distribution network and a large installed base of equipment complemented by what the Company believes to be the best and most experienced workforce in the industry.

Liquidity and Capital Resources

Cash Flows

The table below shows a summary of cash flows for fiscal 2017, 2016, and 2015 (in millions):

	2017	2016	2015
Net cash provided by (used for) operating activities of continuing operations	$78.5	$(122.4)	$(25.5)
Net cash provided by (used for) operating activities of discontinued operations	(0.6)	(49.9)	126.3
Net cash provided by (used for) operating activities	$77.9	$(172.3)	$100.8
Net cash used for investing activities of continuing operations	$(21.3)	$(39.1)	$(45.0)
Net cash provided by (used for) investing activities of discontinued operations	—	(2.4)	59.1
Net cash provided by (used for) investing activities	$(21.3)	$(41.5)	$14.1
Net cash provided by (used for) financing activities of continuing operations	$(9.7)	$219.2	$(112.7)
Net cash provided by (used for) financing activities of discontinued operations	—	0.2	(0.2)
Net cash provided by (used for) by financing activities	$(9.7)	$219.4	$(112.9)

Cash flow provided from operating activities of continuing operations in 2017 was $78.5 million compared to cash used for operating activities of $122.4 million in 2016. A total of $119.2 million in cash and cash equivalents were on-hand at December 31, 2017 versus $69.9 million on-hand at December 31, 2016.

The increase in cash flow from operating activities from continuing operations for the year ended December 31, 2017 compared to 2016 was primarily due to improved inventory management and an increase in accounts payable. This was partially offset by an increase in accounts receivable year over year.

Cash flow from operations of continuing operations during 2016 was a use of $122.4 million compared to a use of $25.5 million in 2015. We had $69.9 million in cash and cash equivalents on-hand at December 31, 2016 versus $31.5 million on-hand at December 31, 2015.

The decrease in cash flows from operating activities from continuing operations for the year ended December 31, 2016 compared to 2015 was primarily due to lower profitability, which was driven by a decline in revenues. The decrease in revenue resulted in a reduction in manufacturing activity, which significantly lowered the amount of trade payables year over year. The cash used by the change in trade payables was partially offset by improvements in the collection of receivables and inventory management.

In 2017, cash flows used for investing activities from continuing operations were $21.3 million and consisted primarily of capital expenditures of $28.9 million, which were used to support the growth of the business, offset by proceeds of $7.0 million from the sale of property, plant and equipment.

Cash flows used by investing activities of continuing operations were $39.1 million in 2016 compared to $45.0 million in 2015.  Cash use was primarily related to capital expenditures of $45.9 million and $54.9 million in 2016 and 2015, respectively. This was partially offset by cash proceeds on the sale of property, plant and equipment of $8.4 million in 2016 and $7.3 million in 2015.

Cash flows used for financing activities of continuing operations during 2017 totaled $9.7 million and consisted primarily of payments on long-term debt of $10.9 million and payments on financing notes of $4.7 million. This was partially offset by the exercise of stock options of $5.7 million.

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

Debt

On March 3, 2016, the Company entered into a $225.0 million Asset Based Revolving Credit Facility (as amended, the “ABL Revolving Credit Facility”) with Wells Fargo Bank, N.A. as administrative agent, and JP Morgan Chase Bank, N.A. and Goldman Sachs Bank USA as joint lead arrangers.  The ABL Revolving Credit Facility includes a $75.0 million Letter of Credit Facility, $10.0 million of which is available to the German borrower, and a maturity of March 3, 2021. Borrowings under the ABL Revolving Credit Facility are secured by inventory and fixed assets of the loan parties.

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

As of December 31, 2017, the Company had no borrowings outstanding on the ABL Revolving Credit Facility. During the year ended December 31, 2017, the highest daily borrowing was $59.5 million and the average borrowing was $18.4 million, while the average annual interest rate was 3.2%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability.  As of December 31, 2017, the spreads for London Interbank Offered Rate and Prime Rate borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $103.6 million, which represents revolver borrowing capacity of $118.1 million less letters of credit outstanding of $14.4 million.

The ABL Revolving Credit Facility replaced the $1,050.0 million Third Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”), which was entered into on January 3, 2014.  The Prior Senior Credit Facility included three different loan facilities.  The first was a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility was a Term Loan A in the aggregate amount of $350.0 million, with a term of five years.  The third facility was a Term Loan B in the amount of $200.0 million, with a term of seven years.

In the first quarter of 2016, the Company terminated the Prior Senior Secured Credit Facility along with $175.0 million notional amount of float-to-fixed interest rate swaps related to one of its prior term loans, resulting in a loss of $5.9 million for the write-off of deferred financing expenses and $4.3 million for the termination of interest rate swaps.

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

Both the ABL Revolving Credit Facility and indenture governing the 2021 Notes include customary covenants and events of default which include, without limitation, restrictions on indebtedness, capital expenditures, restricted payments, disposals, investments and acquisitions.

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

Outstanding balances under the Company's Prior Senior Credit Facility, Prior 2020 Notes and Prior 2022 Notes were repaid with proceeds from the 2021 Notes and a cash dividend from MFS in conjunction with the Spin-Off.

The balance sheet values of the 2021 Notes as of December 31, 2017 were not equal to the face value of the 2021 Notes because of original issue discounts included in the applicable balance sheet values.

As of December 31, 2017, the Company had outstanding $26.1 million of other indebtedness that has a weighted-average interest rate of approximately 5.4%.  This debt includes balances on local credit lines and capital lease obligations.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows (in millions):

Year
2018	$8.2
2019	6.7
2020	3.8
2021	266.2
2022	0.4
Thereafter	0.7
Total	$286.0

•

The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2017 as shown on the Consolidated Balance Sheet and in Note 10, “Debt” due to $8.0 million of Original Issue Discount (“OID”) and $3.1 million of deferred financing costs.

As of December 31, 2017, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2021 Notes.  Based upon our current plans and outlook, we believe the Company will be able to comply with these covenants during the subsequent 12 months.

Accounts Receivable Securitization

The Company maintains an accounts receivable securitization program with a commitment size of $75.0 million, whereby transactions under the program are accounted for as sales in accordance with Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.”

On March 3, 2016, the Company replaced the Fifth Amended and Restated Receivables Purchase Agreement dated December 15, 2014 and entered into a Receivables Purchase Agreement (“RPA”) among Manitowoc Funding, LLC (“MTW Funding”), as Seller, The Manitowoc Company, Inc., as Servicer, and Wells Fargo Bank, N.A., as Purchaser and as Agent.

Under the RPA (and the related Purchase and Sale Agreements referenced in the RPA), the Company’s domestic trade accounts receivable are sold to MTW Funding which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (“Purchaser”) all of MTW Funding's rights, title and interest in a pool of receivables.

The Purchaser receives ownership of the pool of receivables in each instance. New receivables are purchased by MTW Funding and sold to the Purchaser to replace previously sold investments discharged through normal cash collection processes. The Company acts as the servicer (in such capacity, the “Servicer”) of the receivables and, as such, administers, collects and otherwise enforces the receivables. The Servicer is compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The Servicer initially receives payments made by obligors on the receivables but is required to remit those payments to the Purchaser in accordance with the RPA. The Purchaser has no recourse for uncollectible receivables.

Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $695.2 million and $600.3 million as of December 31, 2017 and 2016, respectively. Cash proceeds received from customers related to the receivables previously sold for the twelve months ended December 31, 2017 and 2016 were $645.5 million and $627.2 million, respectively.

Sales of trade receivables under the program reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets were $31.8 million and $19.5 million as of December 31, 2017 and 2016, respectively. The proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.  The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily because the average collection cycle of the related receivables is less than 60 days; and as such, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of December 31, 2017 and December 31, 2016 was $60.6 million and $30.6 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a minimum fixed charge coverage ratio which is the same as the covenant ratio required per the ABL Revolving Credit Facility. As of December 31, 2017, the Company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the RPA, as amended.  Based on management’s current plans and outlook, it believes the Company will be able to comply with these covenants during the subsequent twelve months.

See Note 11, “Accounts Receivable Securitization” for further information regarding these arrangements.

Capital Expenditures

We spent a total of $28.9 million during 2017 for capital expenditures.  We continued to fund capital expenditures intended to improve the cost structure of our business, invest in new processes, products and technology, maintain high-quality production standards and complete certain production capacity expansions.  For the year ended December 31, 2017, depreciation was $38.1 million.

Liquidity

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

Our liquidity positions as of December 31, 2017 and 2016 were as follows:

(in millions)	2017	2016
Cash and cash equivalents	$119.2	$69.9
Revolver borrowing capacity	118.1	160.4
Less: outstanding letters of credit	(14.4)	(16.4)
Total liquidity	$222.9	$213.9

The Company has not provided for additional U.S. state and foreign taxes on approximately $564.6 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances.  The amount of unrecognized tax liability on such earnings is not material. At December 31, 2017, approximately $83.1 million of the Company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the Company has asserted are permanently reinvested. The Company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the Company does not currently forecast a need for these funds in the U.S. because its U.S. operations and debt service are supported by the cash generated by its U.S. operations which can be supported by the ABL Revolving Credit Facility as a source of liquidity during times of short term cash needs.

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.    Our ABL Revolving Credit Facility and indenture governing the 2021 Notes require us to comply with certain financial ratios and tests.  We were in compliance with these covenants as of December 31, 2017, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the ABL Revolving Credit Facility. Further, such acceleration would constitute an event of default under the indenture governing our 2021 Notes and other debt, and could trigger cross default provisions in other agreements.

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

•	We have disclosed our accounts receivable securitization arrangement in Note 11, “Accounts Receivable Securitization,” to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2017 is as follows:

(in millions)	Total Committed	2018	2019	2020	2021	2022	Thereafter
Debt (including capital lease obligations)	$286.0	$8.2	$6.7	$3.8	$266.2	$0.4	$0.7
Interest on long-term debt (including capital lease obligations)	120.2	33.2	33.2	33.1	20.7	—	—
Operating leases	96.3	18.5	15.7	14.8	13.9	12.7	20.7
Purchase obligations	373.4	365.3	8.1	—	—	—	—
Total committed	$875.9	$425.2	$63.7	$51.7	$300.8	$13.1	$21.4

•

Unrecognized tax benefits totaling $19.5 million as of December 31, 2017, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 12, “Income Taxes,” to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740.

•

The table of contractual maturities above does not agree to the Company’s total debt as of December 31, 2017 as shown on the Consolidated Balance Sheet and in Note 10, “Debt” due to $8.0 million of OID and $3.1 million of deferred financing costs.

At December 31, 2017, we had outstanding letters of credit that totaled $14.4 million.  We also had buyback commitments and residual value guarantees with a balance outstanding of $28.2 million as of December 31, 2017.  This amount is not reduced for amounts the Company would recover from the repossession and subsequent resale of collateral.

We maintain defined benefit pension plans for some of our operations. The Company has established the Retirement Plan Committee to manage the operations and administration of all benefit plans and related trusts.  As of December 31, 2010, all of the remaining United States defined benefit plans were merged into a single plan: the Manitowoc U.S. Pension Plan. All merged plans had benefit accruals frozen prior to the merger. See Note 20, “Employee benefit plans” for further information on the plans.

In 2017, cash contributions by the Company to all pension plans were $6.8 million, and we estimate that our pension plan contributions will be approximately $8.6 million in 2018.

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

For a more detailed discussion of our accounting policies and the financial instruments that we use, please refer to Note 2, “Summary of Significant Accounting Policies,” Note 4, “Fair Value of Financial Instruments,” and Note 10, “Debt,” to the Consolidated Financial Statements.

Interest Rate Risk

We are exposed to fluctuating interest rates for our debt.  We have established programs to mitigate exposure to these fluctuations.  At any time, the Company could be party to various interest rate swaps in connection with its fixed or floating rate debt.

As of December 31, 2017 and 2016, the Company had no outstanding interest rate swaps of any kind.

A 10% increase or decrease in the average cost of the Company’s variable rate debt would result in an immaterial change in interest expense for the year ended December 31, 2017.

Commodity Prices

We are exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products.  Our business is subject to the effect of changing raw material costs caused by movements in underlying commodity prices.  We have established programs to manage the negotiations of commodity prices. From time to time the Company may use commodity financial instruments to hedge commodity prices. No new commodity financial instruments were entered into during 2017.

Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various currencies.  International sales, including those sales that originated outside of the United States, were approximately 61% of our total sales for 2017, with the largest percentage (38%) being sales into various European countries.

Regarding transactional currency exchange risk, we enter into foreign exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on nonfunctional currency denominated receivables and payables.  Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged.  The maturities of these foreign exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow.  The hedges of anticipated transactions are designated as cash flow hedges under the guidance of ASC Topic 815-10, “Derivatives and Hedging.”  At December 31, 2017, we had an insignificant amount of outstanding foreign exchange contracts hedging anticipated transactions and future settlements of outstanding accounts receivable and accounts payable.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2017 for non-designated hedges of foreign exchange contracts or foreign exchange contracts designated as cash flow hedges would not have a significant impact on our Consolidated Statements of Operations.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end.  Results of operations are translated into U.S. dollars at an average exchange rate for the period.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive loss at December 31, 2017 was a loss of $52.4 million.

Environmental, Health, Safety, and Other Matters

Please refer to Part II, Item 8, Note 17, “Commitments and Contingencies,” where we have disclosed our environmental, health, safety, contingencies and other matters.

Critical Accounting Policies

The Consolidated Financial Statements include the accounts of the Company and all its subsidiaries.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes.  In preparing these Consolidated Financial Statements, we have made our best estimates and judgments of certain amounts included in the

Consolidated Financial Statements giving due consideration to materiality.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Although we have listed a number of accounting policies below which we believe to be most critical, we also believe that all of our accounting policies are important to the reader.  Therefore, please refer also to the Notes to the Consolidated Financial Statements for more detailed description of these and other accounting policies of the Company.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets - The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles - Goodwill and Other.”  Under ASC Topic 350-10, goodwill is not amortized; instead, the Company performs an annual impairment review.  The date for the annual impairment review is October 31, or more frequently if events or changes in circumstances indicate that the assets might be impaired. To perform its goodwill impairment review, the Company uses a fair-value method, primarily the income approach, based on the present value of future cash flows. The Company early adopted Accounting Standards Update No. 2017-4 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” in the current year. The guidance eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment is now determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. To perform its indefinite lived intangible assets impairment test, the Company uses a fair-value method, based on a relief of royalty valuation approach.  Management’s judgments and assumptions about the amounts of those cash flows and the discount rates are inputs to these analyses. The estimated fair value is then compared with the carrying amount of the reporting unit or indefinite lived intangible asset.  Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

Effective in the fourth quarter of 2017, the Company identified new reporting units as a result of restructuring efforts to flatten the organization. Prior to the restructuring of the organization, the Company had one reporting unit, the Cranes reporting unit. However, under our new organizational structure, the Company identified three reporting units: Americas, EURAF and MEAP.

As of October 31, 2017, the Company performed its annual goodwill and indefinite-lived assets impairment test, and based on those results, no impairment was indicated. The valuation of goodwill is particularly sensitive to management's assumptions of margin improvement, and an unfavorable change in those assumptions could put goodwill at risk for impairment in future periods.

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

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by GAAP, the effects of the modifications are recorded currently or amortized over future periods.  We have developed the assumptions with the assistance of our independent actuaries and other relevant sources, and we believe that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.  Refer to Note 20, “Employee Benefit Plans,” for a summary of the impact of a 0.50% change in the discount rate and rate of return on plan assets and a 1% change on health care trend rates would have on our financial statements.

Product Liability - We are subject in the normal course of business to product liability lawsuits.  To the extent permitted under applicable laws, our exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits.  We record product liability reserves for our self-insured portion of any pending or threatened product liability actions.  Our reserve is based upon two estimates.  First, we track the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon our best judgment and the advice of legal counsel.  These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, we determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as “IBNR”). We have established a position within the actuarially determined range, which we believe is the best estimate of the IBNR liability.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts, as of January 19, 2018, related to the deemed repatriated earnings. The revaluation of deferred tax assets and liabilities were remeasured as of December 31, 2017, and these provisional amounts were included in the Company’s consolidated financial statements. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete in the fourth quarter of 2018. See additional details in Note 12, “Income Taxes,” to the financial statements.

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

As of December 31, 2017, the Company has $2.7 million of unrecognized compensation expense before tax related to stock options which will be recognized over a weighted average period of 2.1 years and $4.3 million of unrecognized compensation expense before tax related to restricted stock units which will be recognized over a weighted average period of 1.8 years.

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

Recent Accounting Changes and Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” under the caption “Recent Accounting Changes and Pronouncements,” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Liquidity and Capital Resources, and Financial Risk Management in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the quantitative and qualitative disclosure about market risk.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Manitowoc Company and its subsidiaries as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income (loss), cash flows, and of equity for each of the three years in the period ended 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Milwaukee, WI

February 23, 2018

We have served as the Company’s auditor since 1995.

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

Millions of dollars, except per share data	2017	2016	2015
Net sales	$1,581.3	$1,613.1	$1,865.7
Cost of sales	1,299.4	1,359.8	1,533.5
Gross profit	281.9	253.3	332.2
Operating costs and expenses:
Engineering, selling and administrative expenses	252.6	280.7	316.9
Asset impairment expense	0.1	96.9	15.3
Amortization of intangible assets	0.8	3.0	3.0
Restructuring expense	27.2	23.4	9.4
Other expense	0.1	2.6	—
Total operating costs and expenses	280.8	406.6	344.6
Operating income (loss)	1.1	(153.3)	(12.4)
Other income (expense):
Interest expense	(39.2)	(39.6)	(95.6)
Amortization of deferred financing fees	(1.9)	(2.2)	(4.2)
Loss on debt extinguishment	—	(76.3)	(0.2)
Other income — net	0.5	3.3	1.4
Total other expense	(40.6)	(114.8)	(98.6)
Loss from continuing operations before taxes	(39.5)	(268.1)	(111.0)
Provision (benefit) for taxes on income	(49.5)	100.5	(41.1)
Income (loss) from continuing operations	10.0	(368.6)	(69.9)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes of $0.0, $0.6 and $35.9, respectively	(0.6)	(7.2)	135.4
Net income (loss)	$9.4	$(375.8)	$65.5
Amounts attributable to the Manitowoc common shareholders:
Income (loss) from continuing operations	$10.0	$(368.6)	$(69.9)
Income (loss) from discontinued operations, net of income taxes	(0.6)	(7.2)	135.4
Net income (loss) attributable to Manitowoc common shareholders	$9.4	$(375.8)	$65.5
Per Share Data
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Manitowoc common shareholders	$0.28	$(10.70)	$(2.06)
Income (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.02)	(0.21)	3.98
Basic income (loss) per share attributable to Manitowoc common shareholders	$0.26	$(10.91)	$1.92
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Manitowoc common shareholders	$0.28	$(10.70)	$(2.06)
Income (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.02)	(0.21)	3.98
Diluted income (loss) per share attributable to Manitowoc common shareholders	$0.26	$(10.91)	$1.92

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2017, 2016 and 2015

Millions of dollars	2017	2016	2015
Net income (loss)	$9.4	$(375.8)	$65.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	58.4	(20.4)	(92.2)
Unrealized income (loss) on derivatives, net of income taxes of $0.0, $0.9 and $1.0, respectively	0.4	1.4	2.5
Employee pension and postretirement benefits, net of income taxes of $4.1, $(0.2) and $4.9, respectively	6.7	(4.1)	12.4
Total other comprehensive income (loss), net of tax	65.5	(23.1)	(77.3)
Comprehensive income (loss)	$74.9	$(398.9)	$(11.8)

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2017 and 2016

Millions of dollars, except shares data	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$119.2	$69.9
Accounts receivable, less allowances of $10.9 and $11.1, respectively	179.2	134.4
Inventories — net	396.1	429.0
Notes receivable — net	31.1	62.4
Other current assets	73.6	54.0
Total current assets	799.2	749.7
Property, plant and equipment — net	294.9	308.8
Goodwill	321.3	299.6
Other intangible assets — net	122.1	114.1
Other non-current assets	70.3	45.6
Total assets	$1,607.8	$1,517.8
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$375.8	$321.2
Short-term borrowings	8.2	12.4
Product warranties	35.5	36.5
Customer advances	12.7	21.0
Product liabilities	20.8	21.7
Total current liabilities	453.0	412.8
Non-Current Liabilities:
Long-term debt	266.7	269.1
Deferred income taxes	13.0	36.6
Pension obligations	88.9	86.4
Postretirement health and other benefit obligations	25.5	38.0
Long-term deferred revenue	20.8	20.3
Other non-current liabilities	62.4	64.1
Total non-current liabilities	477.3	514.5
Commitments and contingencies (Note 17)
Total Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,273,864 and 34,960,304 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	576.6	567.6
Accumulated other comprehensive loss	(97.4)	(162.9)
Retained earnings	256.7	247.3
Treasury stock, at cost (5,520,119 and 5,833,679 shares, respectively)	(59.8)	(62.9)
Total Manitowoc stockholders’ equity	677.5	590.5
Total liabilities and equity	$1,607.8	$1,517.8

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

Millions of dollars	2017	2016	2015
Cash Flows From Operations
Net income (loss)	$9.4	$(375.8)	$65.5
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities of continuing operations:
Asset impairment expense	0.1	96.9	15.3
Loss (income) from discontinued operations, net of income taxes	0.6	7.2	(135.4)
Depreciation expense	38.1	45.6	50.6
Amortization of intangible assets	0.8	3.0	3.0
Amortization of deferred financing fees	1.9	2.2	4.2
Deferred income tax (benefit) - net	(44.1)	101.4	(4.4)
Noncash loss on early extinguishment of debt	—	15.4	0.2
Loss (gain) on sale of property, plant and equipment	0.1	1.1	(0.3)
Stock-based compensation expense and other	8.5	(0.7)	7.5
Changes in operating assets and liabilities, excluding the effects of business divestitures:
Accounts receivable	(32.7)	18.4	(10.7)
Inventories	55.6	52.7	(7.2)
Notes receivable	18.8	32.2	9.9
Other assets	(0.5)	(6.9)	(18.9)
Accounts payable	27.1	(105.8)	(12.4)
Accrued expenses and other liabilities	(5.2)	(9.3)	7.6
Net cash provided by (used for) operating activities of continuing operations	78.5	(122.4)	(25.5)
Net cash provided by (used for) operating activities of discontinued operations	(0.6)	(49.9)	126.3
Net cash provided by (used for) operating activities	77.9	(172.3)	100.8
Cash Flows From Investing
Capital expenditures	(28.9)	(45.9)	(54.9)
Proceeds from sale of property, plant and equipment	7.0	8.4	7.3
Other	0.6	(1.6)	2.6
Net cash used for investing activities of continuing operations	(21.3)	(39.1)	(45.0)
Net cash provided by (used for) investing activities of discontinued operations	—	(2.4)	59.1
Net cash provided by (used for) investing activities	(21.3)	(41.5)	14.1
Cash Flows From Financing
Payments on long-term debt	(10.9)	(1,389.0)	(105.4)
Proceeds from long-term debt	0.2	272.1	5.1
Payments on notes financing - net	(4.7)	(8.4)	(9.4)
Debt issuance costs	—	(8.9)	—
Dividends paid	—	—	(10.9)
Exercises of stock options including windfall tax benefits	5.7	9.4	7.9
Dividend from spun-off subsidiary	—	1,361.7	—
Cash transferred to spun-off subsidiary	—	(17.7)	—
Net cash provided by (used for) financing activities of continuing operations	(9.7)	219.2	(112.7)
Net cash provided by (used for) financing activities of discontinued operations	—	0.2	(0.2)
Net cash provided by (used for) financing activities	(9.7)	219.4	(112.9)
Effect of exchange rate changes on cash	2.4	0.9	(6.6)
Net increase (decrease) in cash and cash equivalents	49.3	6.5	(4.6)
Balance at beginning of year, including cash of discontinued operations of $0.0, $31.9 and $16.5, respectively	69.9	63.4	68.0
Balance at end of year, including cash of discontinued operations of $0.0, $0.0, and $31.9, respectively	$119.2	$69.9	$63.4
Supplemental Cash Flow Information
Interest paid	$37.0	$49.6	$98.8
Income tax (refund) paid	(7.6)	8.9	7.7

The accompanying notes are an integral part of these financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Equity

For the years ended December 31, 2017, 2016 and 2015

Millions of dollars, except shares data	2017	2016	2015
Common Stock - Shares Outstanding
Balance at beginning of year	34,960,303	34,154,290	33,885,967
Stock options exercised	262,118	687,619	116,154
Restricted stock, net	23,566	(9,112)	90,496
Performance shares issued	27,877	127,506	61,673
Balance at end of year	35,273,864	34,960,303	34,154,290
Common Stock - Par Value
Balance at beginning of year	$1.4	$1.4	$1.4
Balance at end of year	$1.4	$1.4	$1.4
Additional Paid-in Capital
Balance at beginning of year	$567.6	$558.0	$539.7
Stock options exercised and issuance of other stock awards	2.0	0.3	2.3
Windfall tax benefit on stock options exercised	—	—	1.5
Stock-based compensation	7.0	9.3	14.5
Balance at end of year	$576.6	$567.6	$558.0
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(162.9)	$(207.8)	$(130.5)
Distribution of Spun-off subsidiary	—	68.0	—
Other comprehensive loss	65.5	(23.1)	(77.3)
Balance at end of year	$(97.4)	$(162.9)	$(207.8)
Retained Earnings
Balance at beginning of year - As reported	$247.3	$539.5	$486.9
Impact of change in accounting principle	—	22.8	20.8
Balance at beginning of year - As adjusted	247.3	562.3	507.7
Net (loss) income	9.4	(375.8)	65.5
Distribution of Spun-off subsidiary	—	60.8	—
Cash dividends	—	—	(10.9)
Balance at end of year	$256.7	$247.3	$562.3
Treasury Stock
Balance at beginning of year	$(62.9)	$(71.6)	$(73.4)
Stock options exercised and issuance of other stock awards	3.1	8.7	1.8
Balance at end of year	$(59.8)	$(62.9)	$(71.6)
Total equity	$677.5	$590.5	$842.3

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1. Company and Basis of Presentation

The Manitowoc Company, Inc.  (“Manitowoc”, “MTW” and the “Company”) was founded in 1902 and has over a 115-year tradition of providing high-quality, customer-focused products and support services to its markets and for the year ended December 31, 2017, the Company had net sales of approximately $1.6 billion.  Manitowoc is one of the world’s leading providers of engineered lifting equipment for the global construction industry.  Manitowoc designs, manufactures, markets, and supports one of the most comprehensive product lines of mobile telescopic cranes, tower cranes, lattice-boom crawler cranes, and boom trucks.  Its Crane products are principally marketed under the Manitowoc, Grove, Potain and National Crane brand names.  The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical and industrial, commercial, power and utilities, infrastructure, and residential end markets.  Additionally, its Manitowoc Crane Care offering leverages Manitowoc's installed base of approximately 143,000 cranes to provide aftermarket parts and services to enable its customers to manage their fleets more effectively and improve their return on investment.  Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Crane Care provides the Company with a consistent stream of recurring revenue. Manitowoc is a Wisconsin corporation, and its principal executive offices are located at 2400 South 44th Street, Manitowoc, Wisconsin 54220.

During the first quarter of fiscal 2016, the Board of Directors of Manitowoc approved the tax-free spin-off of the Company’s former foodservice business (“MFS” or “Foodservice”) into an independent, public company (the “Spin-Off”). To effect the Spin-Off, the Board declared a pro rata dividend of MFS common stock to MTW’s stockholders of record as of the close of business on February 22, 2016 (the “Record Date”) and the Company paid the dividend on March 4, 2016.  Each MTW stockholder received one share of MFS common stock for every share of MTW common stock held as of the close of business on the Record Date.

In these Consolidated Financial Statements, unless otherwise indicated, references to Manitowoc, MTW and the Company refer to The Manitowoc Company, Inc. and its consolidated subsidiaries after giving effect to the Spin-Off, or, in the case of information as of dates or for periods prior to the Spin-Off, the consolidated entities of the Crane business and certain other assets and liabilities that were historically held at the Manitowoc corporate level but were specifically identifiable and attributable to the Crane business.

As a result of the Spin-Off, the Consolidated Financial Statements and related financial information reflect MFS operations, assets and liabilities, and cash flows as discontinued operations for all periods presented.

See Note 3, “Discontinued Operations,” for further details concerning the above transactions being reported as discontinued operations.

Effective after the market closed on November 17, 2017, the Company completed a 1-for-4 reverse stock split. The share amounts in this Annual Report on Form 10-K have been adjusted to reflect that reverse stock split.

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

Inventories Inventories are valued at the lower of cost or market value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. In the fourth quarter of 2016, the Company changed its method of inventory costing for certain inventory in the U.S. to the first-in, first-out (“FIFO”) method from the last-in, first-out (“LIFO”) method. The Company believes that the FIFO method is preferable as it results in uniformity across its global operations, aligns with how the Company internally manages inventory, provides better matching of revenues and expenses and improves comparability with its peers. The Company's other locations determine costs using the FIFO method. The impact of this change in accounting principle has been reflected through retrospective application to the financial statements for each period presented, and is further explained in Note 5, “Inventories”.

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

Useful lives
Patents	20 years
Engineering drawings	15 years
Customer relationships	10 years

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

Property, plant and equipment also include cranes accounted for as operating leases. Equipment accounted for as operating leases includes equipment leased directly to the customer and equipment for which the Company has assisted in the financing arrangement, whereby it has guaranteed more than insignificant residual value or made a buyback commitment. Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life. Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement so that the net book value at the end of the period equals the buyback amount or the residual value amount. The amount of buyback and rental equipment included in property, plant and equipment amounted to $54.3 million and $57.9 million, net of accumulated depreciation, at December 31, 2017 and 2016, respectively.

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

The Company tests for impairment of goodwill annually in the fourth quarter. To test goodwill the Company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount. See Note 8, “Goodwill and Other Intangible Assets,” for further details on our impairment assessments.

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

Product Liabilities The Company records product liability reserves for its self-insured portion of any pending or threatened product liability actions when losses are probable and reasonably estimable. The reserve is based upon two estimates. First, the Company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the Company’s best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case. Second, the Company determines the amount of additional reserve required to cover incurred but not reported product liability obligations and to account for possible adverse development of the established case reserves (collectively referred to as “IBNR”) utilizing actuarially developed estimates.

Foreign Currency Translation The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the average monthly exchange rate throughout the year for income and expense items. Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (“AOCI”) as a component of Manitowoc stockholders’ equity.

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

During 2017, 2016 and 2015, minimal amounts were recognized in earnings due to ineffectiveness of certain commodity hedges. The amount reported as derivative instrument fair market value adjustment in the AOCI account within the Consolidated Statements of Comprehensive Income (Loss) represents the net gain (loss) on foreign currency exchange contracts, commodity contracts and interest rate contracts designated as cash flow hedges, net of income taxes.

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

Fair Value Hedges The Company periodically enters into interest rate swaps designated as a hedge of the fair value of a portion of its fixed rate debt. These hedges effectively result in changing a portion of its fixed rate debt to variable interest rate debt. Both the swaps and the debt are recorded in the Consolidated Balance Sheets at fair value. The change in fair value of the swaps should exactly offset the change in fair value of the hedged debt, with no net impact to earnings. Interest expense of the hedged debt is recorded at the variable rate in earnings. See Note 10, “Debt” for further discussion of fair value hedges.

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

Stock-Based Compensation The Company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award. Stock-based compensation plans are described more fully in Note 15, “Stock-Based Compensation.”

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

Research and Development Research and development costs are charged to expense as incurred and amounted to $37.9 million, $44.5 million and $57.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). Further information on the tax impacts of the Tax Reform Act is included in Note 12, “Income Taxes,” of the Company’s consolidated financial statements.

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

Recent Accounting Changes and Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12 “Targeted Improvements to Accounting for Hedging Activities,” which amends ASC 815, “Derivatives and Hedging.” The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The effective date is fiscal 2019, with early adoption permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The amendments of this ASU address the diversity of presentation of restricted cash by requiring a statement of cash flows to explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will be effective for fiscal years beginning after December 15, 2017. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 - “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This was further clarified with technical corrections issued within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05.  The new revenue recognition guidance was issued to provide a single, comprehensive revenue recognition model for all contracts with customer.  Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customer at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue.  The new guidance also includes enhanced disclosure requirements and is effective January 1, 2018.  Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholder's Equity. The Company will adopt the new guidance effective January 1, 2018, utilizing the modified retrospective approach. Based upon review of the Company's current revenue recognition practices, the Company did not identify any terms or conditions in the contracts reviewed which changed the Company’s pattern of revenue recognition than that recorded under the superseded guidance. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 - “Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.”  This update is part of the Simplification Initiative, and its objective is to identify, evaluate and improve areas of accounting principles generally accepted in the United States of America for which cost and complexity can be reduced while maintaining or improving usefulness of the information provided to users of financial statements.  The update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date for this ASU is for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11 - “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update changes the guidance on accounting for inventory accounted for on a FIFO basis. Under the revised standard, an entity should measure FIFO inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured on a LIFO basis. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

Major classes of line items constituting earnings from discontinued operations before income taxes related to MFS

(in millions)	2016	2015
Net sales	$219.6	$1,570.1
Cost of sales	141.5	1,065.6
Engineering, selling and administrative expenses	48.3	271.3
Amortization of intangible assets	5.2	31.4
Asset impairment expense	—	9.0
Restructuring expense	0.3	4.6
Separation expense	27.7	39.4
Other	—	0.9
Total operating costs and expenses	223.0	1,422.2
Operating (loss) income	(3.4)	147.9
Other (expense) income	(2.2)	23.4
(Loss) income from discontinued operations before income taxes	(5.6)	171.3
Provision for taxes on income	0.6	35.9
(Loss) income from discontinued operations, net of income taxes (1)	$(6.2)	$135.4

(1)

For the year ended December 31, 2016 and 2015, the Company recorded net (losses) income of $(1.0) million and $0.0 million, respectively, from various other businesses disposed of prior to 2014. This is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.

No assets or liabilities of MFS are reflected on the Company's Consolidated Balance Sheet as of December 31, 2017 and 2016.

Manitowoc and MFS entered into several agreements in connection with the Spin-Off, including a transition services agreement (“TSA”), separation and distribution agreement, tax matters agreement, intellectual property matters agreement and an employee matters agreement.

Pursuant to the TSA, Manitowoc, MFS and their respective subsidiaries are providing various services to each other on an interim, transitional basis. Services being provided by Manitowoc include, among others, finance, information technology and certain other administrative services. The services generally commenced on March 4, 2016, and all have terminated. Billings by Manitowoc under the TSA were recorded as a reduction of the costs to provide the respective service in the applicable expense category.

Separation costs recorded by the Company during the twelve months ended December 31, 2017 related to the Spin-Off were not material. During the twelve months ended December 31, 2016 and 2015, the Company recorded $27.7 million and $39.4 million, respectively, of separation costs related to the Spin-Off. Separation costs consisted primarily of professional and consulting fees and were included in the results of discontinued operations.

4. Fair Value of Financial Instruments

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2016 by level within the fair value hierarchy. At December 31, 2017, there was an immaterial amount of financial assets and liabilities that were accounted for at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.2	$—	$0.2
Commodity contracts	—	0.2	—	0.2
Total current assets at fair value	$—	$0.4	$—	$0.4
Current Liabilities:
Foreign currency exchange contracts	$—	$1.0	$—	$1.0
Total current liabilities at fair value	$—	$1.0	$—	$1.0

The fair value of the Company’s 12.750% senior secured second lien notes due 2021 (the “2021 Notes”) was approximately $297.3 million and $282.2 million as of December 31, 2017 and 2016, respectively.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates fair value of its 2021 Notes based on quoted market prices of the instruments; because these markets are typically thinly traded, the liabilities are classified as Level 2 within the valuation hierarchy.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 11, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of December 31, 2017 and December 31, 2016 due to the short-term nature of these instruments.

As a result of the Company’s global operating and financing activities, the Company is exposed to market risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes these risks through the use of derivative financial instruments.  Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The foreign currency exchange, interest rate, and commodity contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes.  As such, these derivative instruments are classified within Level 2.

5. Inventories

The components of inventories at December 31, 2017 and December 31, 2016 are summarized as follows:

(in millions)	2017	2016
Raw materials	$122.0	$109.3
Work-in-process	94.3	88.4
Finished goods	227.7	270.9
Total inventories — gross	444.0	468.6
Excess and obsolete inventory reserve	(47.9)	(39.6)
Net inventories	$396.1	$429.0

As described in Note 2, in the fourth quarter of 2016, the Company elected to change its method of accounting for certain inventory in the U.S. from LIFO to FIFO. The Company applied this change in method of inventory costing by retrospectively adjusting the prior period financial statements.  As a result of the retrospective adjustment of the change in accounting principle, certain amounts in the Company's consolidated financial statements for the year ended December 31, 2015 was adjusted as follows:

For the year ended December 31, 2015
	Impact of Change
In millions (except per share data)	Historical	to FIFO	As adjusted
Cost of sales	$1,537.0	$(3.5)	$1,533.5
Operating (loss) income	(15.9)	3.5	(12.4)
Loss from continuing operations before taxes	(114.5)	3.5	(111.0)
Benefit for income taxes	(42.6)	1.5	(41.1)
Loss from continuing operations	(71.9)	2.0	(69.9)
Net (loss) income	63.5	2.0	65.5
Net (loss) income attributable to Manitowoc common shareholders	63.5	2.0	65.5
Basic (loss) income per share from continuing operations	(2.11)	0.02	(2.06)
Diluted (loss) income per share from continuing operations	(2.11)	0.02	(2.06)

The Consolidated Statements of Cash Flows for the year ended December 31, 2015 was adjusted as follows:

For the year ended December 31, 2015
	Impact of Change
In millions	Historical	to FIFO	As adjusted
Net (loss) income	$63.5	$2.0	$65.5
Deferred income taxes	(5.9)	1.5	(4.4)
Change in inventories, net	(3.7)	(3.5)	(7.2)

The tables above present selected financial information “as adjusted for impact of change to FIFO” and “historical,” which represents the results of operations prior to the change to FIFO but after the classification of MFS to discontinued operations.

6. Notes Receivable

Notes receivable balances as of December 31, 2017 and 2016, consisted primarily of amounts due to the Company's captive finance company in China and the remaining balance on the note from the 2014 sale of Manitowoc Dong Yue. During 2017, the Company renegotiated the terms of the note with Manitowoc Dong Yue to provide extended payment terms. As a result of the renegotiation, the entire balance of the Manitowoc Dong Yue note is included in long-term notes receivable in the Consolidated Balance Sheet as of December 31, 2017. As of December 31, 2017, the Company had current and long-term notes receivable in the amount of $31.1 million and $27.4 million, respectively.  As of December 31, 2016, the Company had current and long-term notes receivable in the amount of $62.4 million and $21.1 million, respectively.  Long-term notes receivable are included within other long-term assets on the Consolidated Balance Sheet.

7. Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2017 and December 31, 2016 are summarized as follows:

(in millions)	2017	2016
Land	$25.4	$23.6
Building and improvements	196.4	$225.0
Machinery, equipment and tooling	263.6	$292.6
Furniture and fixtures	15.6	$16.7
Computer hardware and software	114.4	$126.0
Rental cranes	90.2	$89.0
Construction in progress	17.3	$16.7
Total cost	722.9	789.6
Less accumulated depreciation	(428.0)	(480.8)
Property, plant and equipment-net	$294.9	$308.8

In the twelve months ended December 31, 2017 and 2016, the Company recorded $0.1 million and $96.9 million in asset impairment charges, respectively.  See additional discussion of impairments in Note 19, “Restructuring and Asset Impairments.”

Assets Held for Sale

The Company has classified the Manitowoc, Wisconsin manufacturing building and Corporate headquarters as held for sale on the consolidated balance sheet. The net book value of assets held for sale were $25.0 million as of December 31, 2017 and are included in other current assets on the balance sheet. No assets were classified as held for sale on the balance sheet as of December 31, 2016.

These assets were carried at the lesser of the original cost or fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 (see Note 4, “Fair Value of Financial Instruments,” for the definition of Level 3 inputs) under the fair value hierarchy and were estimated based on broker quotes and internal expertise related to current marketplace conditions.

8. Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the years ended December 31, 2017 and December 31, 2016 are as follows:

(in millions)	Cranes	Americas	Europe and Africa ("EURAF")	Middle East and Asia Pacific ("MEAP")
Net balance as of January 1, 2016	$306.5	$—	$—	$—
Foreign currency impact	(6.9)	—	—	—
Net balance as of December 31, 2016	299.6	—	—	—
Foreign currency impact	16.5	—	—	—
Reallocation of goodwill at October 31, 2017	(316.1)	166.5	81.5	68.1
Foreign currency impact	—	—	4.4	0.8
Net balance as of December 31, 2017	$—	$166.5	$85.9	$68.9

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

The annual goodwill and indefinite-lived assets impairment testing was performed during the fourth quarter. Based on the results of that test, no impairment was indicated. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired.

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill are as follows as of December 31, 2017 and December 31, 2016.

	December 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$99.7	$—	$99.7	$92.4	$—	$92.4
Customer relationships	10.7	(8.7)	2.0	10.3	(7.8)	2.5
Patents	30.6	(29.7)	0.9	28.5	(27.4)	1.1
Engineering drawings	10.8	(10.7)	0.1	10.0	(9.9)	0.1
Distribution network	19.5	(0.1)	19.4	18.0	—	18.0
Other intangibles	0.1	(0.1)	—	0.2	(0.2)	—
	$171.4	$(49.3)	$122.1	$159.4	$(45.3)	$114.1

Amortization of intangible assets for the years ended December 31, 2017, 2016 and 2015 was $0.8 million, $3.0 million and $3.0 million, respectively.  Excluding the impact of any future acquisitions, divestitures or impairments, the Company anticipates amortization will be approximately $0.3 million per year through 2022.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2017 and December 31, 2016 are summarized as follows:

(in millions)	2017	2016
Trade accounts payable	$204.9	$157.7
Employee-related expenses	59.7	28.1
Accrued vacation	23.8	21.8
Miscellaneous accrued expenses	87.4	113.6
	$375.8	$321.2

10. Debt

Outstanding debt at December 31, 2017 and December 31, 2016 is summarized as follows:

(in millions)	2017	2016
Revolving credit facility	$—	$—
Senior notes due 2021	251.9	249.8
Other	26.1	35.7
Deferred financing costs	(3.1)	(4.0)
Total debt	274.9	281.5
Less current portion and short-term borrowings	(8.2)	(12.4)
Long-term debt	$266.7	$269.1

The balance sheet values of the 2021 Notes as of December 31, 2017 and 2016 are not equal to the face value of the 2021 Notes, $260.0 million, because of original issue discounts (“OID”) included in the applicable balance sheet values.

As of December 31, 2017, the Company had outstanding $26.1 million of other indebtedness that has a weighted-average interest rate of approximately 5.4%.  This debt includes balances on local credit lines and capital lease obligations.

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

In October 2016, the ABL Revolving Credit Facility was amended to accommodate certain previously restricted activates related to the relocation of the Company’s manufacturing operations from Manitowoc, Wisconsin to Shady Grove, Pennsylvania. Among other things, the amendment allows the Company to transfer, sell and/or impair fixed assets located at the Wisconsin facility with limited impact on the availability under the facility.

In April 2017, the ABL Revolving Credit Facility was amended to modify several definitions regarding eligible equipment and inventory as it relates to a key financial partner of the Company. The amendment has had, and is expected to continue to have, a minimal impact on the Company’s daily operations and borrowing limits.

In December 2017, the Company notified the Administrative Agent of its intent to sell its Corporate headquarters in Manitowoc, Wisconsin, and the ABL Revolving Credit Facility was amended to permit that transaction and related restructuring activities.

As of December 31, 2017, the Company did not have an outstanding balance on the ABL Revolving Credit Facility. During the year ended December 31, 2017, the highest daily borrowing was $59.5 million and the average borrowing was $18.4 million, while the average annual interest rate was 3.20%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability.  As of December 31, 2017, the spreads for London interbank offer rate and prime rate borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $103.6 million, which represents revolver borrowing capacity of $118.1 million less U.S. letters of credit outstanding of $14.4 million.

The ABL Revolving Credit Facility replaced the $1,050.0 million Third Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”), which was entered into on January 3, 2014. The Prior Senior Credit Facility included three different loan facilities.  The first was a revolving facility in the amount of $500.0 million, with a term of five years.  The second facility was a Term Loan A in the aggregate amount of $350.0 million, with a term of five years.  The third facility was a Term Loan B in the amount of $200.0 million, with a term of seven years.

In the first quarter of 2016, the Company terminated the Prior Senior Credit Faciality along with $175.0 million notional amount of float-to-fixed interest rate swaps related to one of its prior term loans, resulting in a loss of $5.9 million for the write-off of deferred financing expenses and $4.3 million for the termination of interest rate swaps. Prior to termination of the Prior Senior Credit Facility in March 2016, the highest daily borrowing was $234.0 million, the average borrowing was $117.4 million, and the average annual interest rate was 3.5%.

On February 18, 2016, the Company entered into an indenture with Wells Fargo Bank, N.A., as trust and collateral agent, and completed the sale of $260.0 million aggregate principal amount of its 2021 Notes.  Interest on the 2021 Notes is payable semi-annually in February and August of each year. The 2021 Notes were sold pursuant to exemptions from registration under the Securities Act of 1933.

Both the ABL Revolving Credit Facility and indenture governing the 2021 Notes include customary covenants and events of default which include, without limitation, restrictions on indebtedness, capital expenditures, restricted payments, disposals, investments and acquisitions.

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

Outstanding balances under the Company's Prior Senior Credit Facility, Prior 2020 Notes and Prior 2022 Notes were repaid with proceeds from the 2021 Notes and a cash dividend from MFS in conjunction with the Spin-Off.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows (in millions):

Year
2018	$8.2
2019	6.7
2020	3.8
2021	266.2
2022	0.4
Thereafter	0.7
Total	$286.0

•

The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2017 as shown on the Consolidated Balance Sheet due to $8.0 million of OID and $3.1 million of deferred financing costs.

As of December 31, 2017, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2021 Notes.  Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

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

Under the RPA (and the related Purchase and Sale Agreements referenced in the RPA), the Company’s domestic trade accounts receivable are sold to MTW Funding which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (“Purchaser”) all of MTW Funding's rights, title and interest in a pool of receivables.

The Purchaser receives ownership of the pool of receivables in each instance. New receivables are purchased by MTW Funding and resold to the Purchaser to replace previously sold investments discharged through normal cash collection processes. The Company acts as the servicer (in such capacity, the “Servicer”) of the receivables and, as such, administers, collects and otherwise enforces the receivables. The Servicer is compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The Servicer initially receives payments made by obligors on the receivables but is required to remit those payments to the Purchaser in accordance with the RPA. The Purchaser has no recourse for uncollectible receivables.

Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $695.2 million and $600.3 million as of December 31, 2017 and 2016, respectively. Cash proceeds received from customers related to the receivables previously sold for the twelve months ended December 31, 2017 and 2016 were $645.5 million and $627.2 million, respectively.

Sales of trade receivables under the program reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets were $31.8 million and $19.5 million as of December 31, 2017 and 2016, respectively. The proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.  The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily because the average collection cycle of the related receivables is less than 60 days; and as such, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of December 31, 2017 and December 31, 2016 was $60.6 million and $30.6 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets.

The securitization program contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a minimum fixed charge coverage ratio which is the same as the covenant ratio required per the ABL Revolving Credit Facility. As of December 31, 2017, the Company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the RPA, as amended.  Based on management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

The Company's Prior RPA was entered into on December 15, 2014. Under the Prior RPA (and the related Purchase and Sale Agreements referenced in the Prior RPA), the Company’s domestic trade accounts receivable were sold to certain affiliates of the Company which, in turn, then sold, conveyed, transferred and assigned to a third-party financial institution, all of the right, title and interest in and to the pool of receivables. The Prior RPA was subsequently amended to make various changes; such as in the originators and servicers thereunder and in the obligations of various MFS-related entities, generally in anticipation of the Spin-Off.

12. Income Taxes

Income (loss) from continuing operations are summarized below:

(in millions)	2017	2016	2015
(Loss) income from continuing operations before income taxes:
Domestic	$(98.5)	$(293.0)	$(184.0)
Foreign	59.0	24.9	73.0
Total	$(39.5)	$(268.1)	$(111.0)

Income tax provision (benefit) from continuing operations is summarized as follows:

(in millions)	2017	2016	2015
Current:
Federal and state	$(12.8)	$(13.0)	$(48.6)
Foreign	7.4	12.1	11.9
Total current	$(5.4)	$(0.9)	$(36.7)
Deferred:
Federal and state	$(7.0)	$98.7	$(8.3)
Foreign	(37.1)	2.7	3.9
Total deferred	$(44.1)	$101.4	$(4.4)
Provision (benefit) for taxes on income	$(49.5)	$100.5	$(41.1)

The federal statutory income tax rate is reconciled to the Company’s effective income tax rate for continuing operations for the years ended December 31, 2017, 2016 and 2015 as follows:

	2017	2016	2015
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision (benefit)	16.3	2.3	5.7
Manufacturing & research incentives	7.9	2.0	(0.4)
Taxes on foreign income which differ from the U.S. statutory rate	41.5	2.4	8.3
Adjustments for unrecognized tax benefits	0.5	(4.0)	1.5
Adjustments for valuation allowances	287.7	(69.8)	(8.5)
Spin-off tax costs	—	(1.3)	(1.8)
U.S. Tax Reform	(228.3)	—	—
Other items	(35.4)	(4.1)	(2.8)
Effective tax rate	125.2%	(37.5)%	37.0%

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.  As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets and offsetting valuation allowance at December 31, 2017, resulting in a net tax benefit of $6.5 million.

The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company calculated a provisional $54.0 million of federal and state income tax expense for this item. After the utilization of net operating losses, the Company expects no U.S. cash tax impact.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional federal and state tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. In addition, the Company is still analyzing its permanent reinvestment assertion in light of the Tax Reform Act. The accounting is expected to be complete in the fourth quarter of 2018.

Beginning in 2018, the Tax Reform Act includes two new U.S. corporate tax provisions, the global intangible low-taxed income (“GILTI”) and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provision require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provision in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporates, and impose a minimum tax if greater than regular tax. The Company is still evaluating the potential impact of the GILTI and BEAT provisions and accordingly has not recorded a provisional estimate for the year ended December 31, 2017.

The 2017, 2016 and 2015 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than 35%. The rate reconciling items included above, when adjusted for actual dollar values, are consistent with prior year. The percentage impacts are higher in 2017 due to the lower consolidated pretax loss.

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

The Company has recorded valuation allowances on the deferred tax assets in Brazil, China Leasing, Germany, India, Slovakia, U.K., and the U.S. as it is more likely than not that they will not be utilized. Also during 2017, the Company released a $40.2 million valuation allowance in France. The 2017 tax provision was impacted by a net decrease of $113.8 million related to valuation allowances in these jurisdictions, with the primary drivers being the French valuation allowance release noted above, Internal Revenue Service audit resolution of $13.7 million, and U.S. tax reform impact of $68.9 million.

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

For 2017, the only significant item included in Other items was the IRS audit resolution. For 2016, the only significant item included in Other items was the net operating loss. For 2015, no items included in Other items are individually, or when appropriately aggregated, significant. Note certain prior period numbers were reclassified to conform to current year presentation.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

(in millions)	2017	2016
Non-current deferred tax assets (liabilities):
Inventories	$16.5	$14.2
Accounts receivable	(5.4)	(4.6)
Property, plant and equipment	(9.7)	19.0
Intangible assets	(33.8)	(35.9)
Deferred employee benefits	47.3	71.8
Product warranty reserves	5.5	6.1
Product liability reserves	5.0	7.8
Tax credits	6.7	4.9
Loss carryforwards	159.2	145.4
Deferred revenue	7.4	10.8
Transition tax	(26.2)	—
Other	2.2	(1.7)
Total non-current deferred tax assets	174.7	237.8
Less valuation allowance	(162.3)	(269.6)
Net deferred tax assets (liabilities), non-current	$12.4	$(31.8)

The net deferred tax assets (liabilities) are reflected in the Consolidated Balance Sheets for the years ended December 31, 2017 and December 31, 2016 as follows:

(in millions)	2017	2016
Long-term income tax assets, included in other non-current assets	$25.4	$4.8
Long-term deferred income tax liability	(13.0)	(36.6)
Net deferred income tax asset (liability)	$12.4	$(31.8)

The Company has not provided for additional U.S. state and foreign taxes on approximately $564.6 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances.  The amount of unrecognized tax liability on such earnings is not material. At December 31, 2017, approximately $83.1 million of the Company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the Company has asserted are permanently reinvested. The Company has no current plans to repatriate cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, the Company does not currently forecast a need for these funds in the U.S. because its U.S. operations and debt service are supported by the cash generated by its U.S. operations.

The Company has approximately $131.3 million of domestic federal loss carryforwards, which are available to reduce future domestic federal tax liabilities. The federal net operating loss carryforward expires 2036-2037. All of the domestic loss carryforwards are offset by a valuation allowance.

The Company has approximately $657.3 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities.  These state net operating loss carryforwards expire at various times through 2037.  The Company has recorded a full valuation allowance related to the state net operating losses.

The Company has approximately $396.5 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities.  Substantially all of the foreign loss carryforwards are not subject to any time restrictions on their future use, and $242.9 million are offset by a valuation allowance.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The following table provides the open tax years for which the Company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. Federal	2012 — 2017
China	2007 — 2017
France	2013 — 2017
Germany	2011 — 2017

Among other regular and ongoing examinations by federal and state jurisdictions globally, the Company closed the audit with the Internal Revenue Service for calendar years 2012 to 2014. The statute is still open for these years; however, no adjustments are anticipated. There have been no significant developments with respect to the Company’s ongoing tax audits in other jurisdictions.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.  As of December 31, 2017, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.  However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made.  In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded a change to gross unrecognized tax benefits including interest and penalties of $(1.7) million, $4.9 million, and $(1.9) million, respectively.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized in the Consolidated Statements of Operations $0.3 million, $2.8 million, and $(0.5) million, respectively, for interest and penalties related to uncertain tax liabilities, which the Company recognizes as a part of income tax expense.  As of December 31, 2017 and 2016, the Company has accrued interest and penalties of $7.7 million and $7.4 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows:

(in millions)	2017	2016	2015
Balance at beginning of year	$21.5	$19.4	$20.8
Additions based on tax positions related to the current year	0.9	1.1	1.3
Additions for tax positions of prior years	4.9	5.0	0.2
Reductions for tax positions of prior years	(0.5)	(3.6)	—
Reductions based on settlements with taxing authorities	(6.7)	—	—
Reductions for lapse of statute	(0.6)	(0.4)	(2.9)
Balance at end of year	$19.5	$21.5	$19.4

Approximately $13.1 million, $14.6 million, and $9.9 million of the Company’s unrecognized tax benefits as of December 31, 2017, 2016, and 2015 would affect the effective tax rate. Note certain prior period numbers were reclassified to conform to current year presentation.

During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits and income tax expense by up to $9.0 million, either because the Company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

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

13. Earnings Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the basic weighted average common shares outstanding of 35.1 million, 34.4 million and 34.0 million for the year ended December 31, 2017, 2016 and 2015, respectively. The calculation of diluted earnings (loss) per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of approximately 36,300 common shares were excluded from the computation of diluted net earnings per share for the year ended December 31, 2017. Due to the net loss incurred during the year ended December 31, 2016 and 2015, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for these periods.

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	2017	2016	2015
Basic weighted average common shares outstanding	35,111,594	34,441,777	34,009,048
Effect of dilutive securities - stock awards	743,308	—	—
Diluted weighted average common shares outstanding	35,854,902	34,441,777	34,009,048

14. Equity

Authorized capitalization consists of 75 million shares of $0.01 par value common stock and 3,500,000 shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s 2021 Notes and the Company’s ABL Revolving Credit Facility. No cash dividends were declared or paid in the years ended December 31, 2017 and 2016. In the year ended December 31, 2015, the Company paid an annual dividend of $0.08 per share in the fourth quarter.

Currently, the Company has authorization to purchase up to .6 million shares of common stock at management’s discretion; however, the Company has certain restrictions from repurchasing shares of its capital stock or other equity interests under various covenants of its debt agreement. Further, the Company has not purchased any shares of its common stock under this authorization since 2006.

The components of accumulated other comprehensive income (loss) as of December 31, 2017 and 2016 are as follows:

(in millions)	2017	2016
Foreign currency translation	$(52.4)	$(110.8)
Derivative instrument fair market value, net of income taxes of $(0.3) and $(0.3)	0.1	(0.3)
Employee pension and postretirement benefit adjustments, net of income taxes of $(14.9) and $(19.0)	(45.1)	(51.8)
	$(97.4)	$(162.9)

A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the year ended December 31, 2016 and December 31, 2017 is as follows:

(in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2015	$(3.8)	$(82.6)	$(121.4)	$(207.8)
Other comprehensive loss before reclassifications	(2.9)	(8.6)	(20.4)	(31.9)
Amounts reclassified from accumulated other comprehensive loss	4.3	4.5	—	8.8
Net current period other comprehensive income (loss)	1.4	(4.1)	(20.4)	(23.1)
Distribution of MFS	2.1	34.9	31.0	68.0
Balance at December 31, 2016	(0.3)	(51.8)	(110.8)	(162.9)
Other comprehensive income (loss) before reclassifications	(0.3)	7.0	58.4	65.1
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	(0.3)	—	0.4
Net current period other comprehensive income	0.4	6.7	58.4	65.5
Balance at December 31, 2017	$0.1	$(45.1)	$(52.4)	$(97.4)

A reconciliation for the reclassifications out of accumulated other comprehensive income, net of tax, for the year ended December 31, 2017 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.7)		Cost of sales
	(0.7)		Total before tax
	—		Tax expense
	$(0.7)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(5.2)	(a)
Amortization of prior service cost	1.3	(a)
	(3.9)		Total before tax
	4.2		Tax expense
	$0.3		Net of Tax

Total reclassifications for the period	$(0.4)		Net of Tax

(a)	These other comprehensive income components are included in the computation of net periodic pension cost (see Note 20, “Employee Benefit Plans,” for further details).

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

15. Stock-Based Compensation

The Company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013 and replaced the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”) and 2004 Non-Employee Director Stock and Awards Plan (the “2004 Stock Plan”). The 2013 Omnibus Plan also replaced the Company’s Short-Term Incentive Plan (the “STIP”) as of December 31, 2013. The 2003 Stock Plan, the 2004 Stock Plan and the STIP are referred to as the “Prior Plans.”  No new awards may be granted under the Prior Plans after the respective termination dates, but the Prior Plans continue to govern awards outstanding; outstanding awards will continue in force and effect until vested, exercised or forfeited pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. Following amendments to the 2013 Omnibus Plan to reflect the effect of the Spin-Off of MFS and the November 2017 1-for-4 reverse stock split, the total number of shares of the Company’s common stock available for awards under the 2013 Omnibus Plan is 7,477,395 shares.

The 2003 Stock Plan and the 2013 Omnibus Plan provided for both short-term and long-term incentive awards for employees, and the 2013 Omnibus Plan also provided for granting of long-term incentive awards for non-employee members of the Board of Directors. Options granted prior to 2011 became exercisable in 25% increments beginning on the second anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date. Option grants to employees beginning in 2011 became exercisable in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date. Beginning in 2017, grants to officers and directors are exercisable in three annual increments over a three-year period beginning on the first anniversary of the date and expire 10 years subsequent to the grant date. Restrictions on restricted stock awards and restricted stock units granted to employees lapse 100% on the third anniversary of the grant date. Restrictions on restricted stock units granted to non-employee members of the Board of Directors lapse 100% on the second anniversary of the grant date. Performance shares are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year. An explanation of the performance goals and the applicable performance period for the 2016 and 2014 awards is set forth below.

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

Total stock-based compensation expense recognized within engineering, selling and administrative expenses in the Consolidated Statements of Operations was $6.3 million, $4.9 million and $9.7 million during 2017, 2016 and 2015, respectively. In 2016, the Company also recognized $2.8 million of expense before tax related to restricted stock retention awards and modification of performance awards due to the Spin-Off, and $1.3 million of expense before tax related to the modification of stock awards associated with employee severance; these expenses are included in “other expense” and “restructuring expense,” respectively, within operating earnings in the Consolidated Statements of Operations. The Company recognized stock-based compensation expense before tax of $0.0 million, $0.3 million and $4.7 million related to MFS which is included in “(loss) income from discontinued operations” in the Consolidated Statements of Operations.

Shares are issued out of treasury stock upon exercise for stock options and vesting of restricted stock awards and restricted stock units.

Stock Options

Any option grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date. For all outstanding grants made to officers and employees prior to 2011, options become exercisable in 25% increments annually over a four-year period beginning on the second anniversary of the grant date and expire ten years subsequent to the grant date.  Starting with 2011 grants to officers and directors, options become exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years subsequent to the grant date. Beginning in 2017, grants to officers and directors are exercisable in three annual increments over a three-year period beginning on the first anniversary of the date and expire 10 years subsequent to the grant date.

The Company granted options to acquire 273,800, 439,741 and 151,827 shares of common stock during 2017, 2016 and 2015, respectively. Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The Company recognized $1.9 million, $1.8 million and $3.7 million of compensation expense before taxes associated with stock options during 2017, 2016 and 2015, respectively.

A summary of the Company’s stock option activity is as follows ( the weighted average exercise price per share has been adjusted for the Spin-Off and November 2017 1-for-4 reverse stock split):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of January 1, 2016	1,397,571	$15.51
Granted	439,741	17.20
Exercised	(712,514)	13.09
Forfeited	(97,842)	16.38
Cancelled	(61,056)	18.68
Options outstanding as of December 31, 2016	965,900	17.76
Granted	273,800	25.68
Exercised	(258,699)	19.86
Forfeited	(78,100)	20.16
Cancelled	(26,536)	27.29
Options outstanding as of December 31, 2017	876,365	$19.13	$17.8
Options exercisable as of:
December 31, 2017	372,206	$15.97	$8.7

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

As of December 31, 2017, the Company has $2.7 million of unrecognized compensation expense before tax related to stock options, which will be recognized over a weighted average period of 2.1 years.

The weighted average fair value of options granted per share during the years ended December 31, 2017, 2016 and 2015 was $12.16, $8.20 and $43.72, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2017	2016	2015
Expected Life (years)	6.5	6.5	6.0
Risk-free Interest rate	2.2%	1.6%	1.8%
Expected volatility	45.0%	45.0%	56.0%
Expected dividend yield	—%	—%	0.3%

For the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of stock options exercised was $3.0 million, $6.3 million and $5.6 million, respectively.

Restricted Stock Awards

The Company granted 80,548 of restricted stock awards to employees in 2015 as retention awards to provide incentive for the employees to continue in employment and contribute toward the successful completion of the separation. Under the retention agreements, the restricted shares will vest on the second anniversary of the Spin-Off if the employee has been continuously employed with the Company or an affiliate through that second anniversary.

The Company recognized zero ($0.0), $1.8 million and $.3 million of compensation expense associated with restricted stock awards for the years ended December 31, 2017, 2016 and 2015, respectively. Restricted stock award expense is based on the fair value of the Company’s shares as of the grant date.

A summary of activity for restricted stock awards for the year ended December 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2017	39,028	$86.92
Granted	—	—
Vested	(11,058)	86.92
Forfeited	(5,544)	86.92
Unvested as of December 31, 2017	22,426	$86.92

As of December 31, 2017, the Company has zero ($0.0) of unrecognized compensation expense before tax related to restricted stock awards.

Restricted Stock Units

The Company granted 267,902, 362,293 and 111,840 of restricted stock units in 2017, 2016 and 2015, respectively. The restricted stock units are earned either based on service over the vesting period, or based on service over the vesting period and on the extent to which performance goals are met over the applicable performance period (“performance shares”). The performance goals and the applicable performance period vary for performance shares each grant year. The Company recognized $4.4 million, $4.0 million and $7.5 million of compensation expense associated with restricted stock units during 2017, 2016 and 2015, respectively.

The restricted stock units granted to employees in 2017 generally vest on the third anniversary of the grant date, assuming continued employment. The restricted stock units granted to directors in 2017 vest on the second anniversary of the grant date, assuming continued service. The performance shares granted in 2017 are earned based on the extent to which performance goals are met by the Company over a three-year period from January 1, 2017 to December 31, 2019. The performance goals for the performance shares granted in 2017 were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on meeting targeted adjusted EBITDA margin at the end of the three-year period. Depending on the foregoing factors, the number of shares awarded could range from zero to approximately 230,000 for the 2017 performance share grants. For the performance awards, the expense is based on the fair value of the Company's shares as of the grant date for the adjusted EBITDA margin criteria and a Monte Carlo model for the total shareholder return criteria.

The restricted stock units granted to employees in 2016 generally vest on the third anniversary of the grant date, assuming continued employment. The restricted stock units granted to directors in 2016 vest on the second anniversary of the grant date, assuming continued service. The performance shares granted in 2016 are earned based on the extent to which performance goals are met by the Company over a three-year period from January 1, 2016 to December 31, 2018.  The performance goals for the performance shares granted in 2016 were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on return on invested capital over the three-year period. Depending on the foregoing factors, the number of shares awarded could range from zero to approximately 400,000 for the 2016 performance share grants. For the performance awards, the expense is based on the fair value of the Company's shares as of the grant date for the return on invested capital or adjusted EBITDA criteria and a Monte Carlo model for the total shareholder return criteria.

The restricted stock units granted to employees in 2015 generally vest on the third anniversary of the grant date, assuming continued employment. The restricted stock units granted to directors in 2015 generally vest on the second anniversary of the grant date, assuming continued service. Performance shares were not granted in 2015 due to the anticipated Spin-Off.

A summary of activity for restricted stock units for the year ended December 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2017	465,117	$44.08
Granted	267,902	25.87
Vested	(72,891)	96.59
Forfeited	(66,029)	27.72
Unvested as of December 31, 2017	594,099	$29.18

As of December 31, 2017, the Company has $4.3 million of unrecognized compensation expense before tax related to restricted stock units which will be recognized over a weighted average period of 1.8 years.

16. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the CEO, who is also the Company’s Chief Operating Decision Maker, for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable operating segments.

Effective in the fourth quarter of 2017, the Company changed its operating segments, which are also the Company’s reportable segments, as a result of operational changes to flatten the organization and regionalize our sales approach. Prior to the operational changes, the Company had one reportable segment, Cranes. As a result of the operational changes, which were finalized and implemented in the fourth quarter of 2017, the business began to be managed on a regional basis. Under the regional operating structure, each geographic region is managed separately to better align with the location of the Company’s customers and the unique market dynamics of each geographic region. In the fourth quarter of fiscal 2017, the Company identified the Americas, EURAF, and MEAP as the reportable segments. The Americas operating segment includes the North American and South American continents. The EURAF operating segment includes the continents of Europe and Africa. The MEAP operating segment includes the Asia and Australian continents and the Middle East region. The accounting policies of the various segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

The CODM evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are based on the geographic region that sells the products. Operating income for each segment includes net sales to third parties, cost of sales directly attributable to the segment, and operating expenses directly attributable to the segment. Manufacturing variances generated within each reportable segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the reportable operating segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expenses, income taxes, nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes.

The following table shows information by reportable segment for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Net Sales
Americas	$693.6	$736.3	$941.3
EURAF	628.9	560.4	498.9
MEAP	258.8	316.4	425.5
Total	$1,581.3	$1,613.1	$1,865.7
Segment Operating Income (Loss)
Americas	$6.8	$(37.1)	$22.5
EURAF	2.3	(36.5)	(28.9)
MEAP	32.9	44.8	60.5
Total	$42.0	$(28.8)	$54.1
Depreciation
Americas	$18.6	$24.5	$28.4
EURAF	15.0	15.7	15.9
MEAP	3.8	4.6	5.4
Corporate	0.7	0.8	0.9
Total	$38.1	$45.6	$50.6
Capital Expenditures
Americas	$10.6	$14.5	$26.9
EURAF	14.3	26.9	23.4
MEAP	3.9	4.5	3.7
Corporate	0.1	—	0.9
Total	$28.9	$45.9	$54.9

A reconciliation of the Company’s segment operating income (loss) to the consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015 was as follows (in millions):

	2017	2016	2015
Segment operating income (loss)	$42.0	$(28.8)	$54.1
Unallocated corporate expenses	(36.9)	(42.1)	(62.8)
Asset impairment expense	—	(77.4)	—
Restructuring expense	(3.6)	(2.0)	(3.7)
Other operating income (expense) - net	(0.4)	(3.0)	—
Total operating income (loss)	$1.1	$(153.3)	$(12.4)

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are included below. Long-lived assets are defined as property, plant and equipment-net and other non-current assets, excluding goodwill, other intangible assets-net and deferred tax assets.

	Net Sales			Long-Lived Assets
(in millions)	2017	2016	2015	2017	2016
United States	$618.5	$641.3	$784.5	$119.1	$152.9
Other North America	42.0	61.9	87.2	—	—
Europe	601.3	520.7	418.9	144.2	129.9
Asia	97.8	159.1	184.8	62.9	50.5
Middle East	102.6	119.6	193.8	1.3	1.4
Central and South America	27.1	24.9	63.7	9.3	10.8
Africa	27.6	39.7	80.0	—	—
Caribbean	6.0	8.2	5.9	—	—
Australia	58.4	37.7	46.9	0.3	0.4
Total	$1,581.3	$1,613.1	$1,865.7	$337.1	$345.9

Net sales by product for 2017, 2016, and 2015 are as follows (in millions):

	2017	2016	2015
Cranes	$1,270.5	$1,311.1	$1,564.3
Aftermarket parts and other*	310.8	302.0	301.4
Total net sales	$1,581.3	$1,613.1	$1,865.7

*Other revenue consists of revenue related to miscellaneous CraneCare services such as trainings and field service work.

17. Commitments and Contingencies

As of December 31, 2017, various product-related lawsuits were pending.  To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The Company’s self-insurance retention levels vary by business, and have fluctuated over the last 10 years. The high-end of the Company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002.  As of December 31, 2017, the largest self-insured retention level for new occurrences currently maintained by the Company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves in the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 were $20.8 million and $21.7 million, respectively, which were estimated using a combination of actual case reserves and actuarial methods.  Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims.  Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2017, and December 31, 2016, the Company had reserved $35.2 million and $28.6 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets.  Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation.  See Note 18, “Guarantees,” for further information.

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

It is reasonably possible that the estimates for warranty costs, product liability, asbestos-related claims and other various legal matters may change in the near future based upon new information that may arise or matters that are beyond the scope of the Company’s historical experience.  Presently, there are no reliable methods to estimate the amount of any such potential changes.

18. Guarantees

The Company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third-party financing agreement.  The deferred revenue included in accounts payable and accrued expenses and non-current liabilities at December 31, 2017 and December 31, 2016 was $29.7 million and $30.4 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the Company and outstanding at December 31, 2017 and December 31, 2016 was $28.2 million and $32.8 million, respectively.  These amounts are not reduced for amounts the Company would recover from repossessing and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2019.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company.  Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products.  The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized.  These costs primarily include labor and materials, as necessary, associated with repair or replacement.  The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims.  As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Below is a table summarizing the warranty activity for the years ended December 31, 2017 and 2016:

(in millions)	2017	2016
Balance at beginning of period	$28.6	$32.4
Accruals for warranties issued during the period	34.6	20.4
Settlements made (in cash or in kind) during the period	(29.9)	(23.7)
Currency translation	1.9	(0.5)
Balance at end of period	$35.2	$28.6

19. Restructuring and Asset Impairments

The Company initiated restructuring plans in 2015 to focus on its cranes business and Spin-Off of MFS.  The Spin-Off was completed in the first quarter of 2016. Refer to Notes 1 and 3 for further information regarding the Spin-Off. The Company is continuing its restructuring activities to right-size the business by balancing capacity with demand. During the years ended December 31, 2017, 2016 and 2015, the Company incurred $27.2 million, $23.4 million and $9.4 million of restructuring expense, respectively.  These costs related primarily to employee termination benefits associated with workforce reductions.  The workforce reductions are part of ongoing manufacturing and operations rationalization programs, including the closure of the Company's manufacturing facility in Manitowoc, WI which was completed in 2017.   The restructuring expense for the year ended December 31, 2017, and December 31, 2016 included $2.8 million and $2.3 million, respectively, of expense related to executive severance.

The following is a roll-forward of the Company's restructuring activities for the twelve months ended December 31, 2017 (in millions):

	Restructuring Reserve Balance as of December 31, 2016	Restructuring Expenses	Use of Reserve	Reserve Reclassifications	Restructuring Reserve Balance as of 2017
Total	$8.2	$27.2	$28.8	$1.0	$5.6

The Company recorded $.1 million of asset impairment expense for the year ended December 31, 2017.

In the year ended December 31, 2016, the Company recorded $96.9 million in asset impairment expense. This included a $13.8 million write-down to fair value related to the fixed assets of the Manitowoc, WI manufacturing facility.  Further, during 2016, the Company, in conjunction with the decision to close the manufacturing location in Manitowoc, WI, made the decision to permanently stop any further work on implementing its SAP enterprise resource planning (“ERP”) platform, and recorded a write-off of $58.6 million related to SAP construction-in-progress and $18.6 million related to SAP and other information technology assets.  The remainder of the impairment expense incurred in 2016 was related to other restructuring actions.

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

The Manitowoc 401(k) Retirement Plan allows employees to make both pre- and post-tax elective deferrals, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Tax Code”).  The Company also has the right to make the following additional contributions: (1) a safe harbor matching contribution and (2) an additional contribution, which may or may not be made at the full discretion of the Company and for which the value will be fully determined by the Company. Each participant in the Manitowoc 401(k) Retirement Plan is allowed to direct the investment of that participant’s account among a diverse mix of investment funds, including a Company stock alternative. To the extent that any funds are invested in Company stock, that portion of the Manitowoc 401(k) Retirement Plan is an employee stock ownership plan, as defined under the Tax Code (an “ESOP”).

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

The Company’s executives are not eligible to participate in the Manitowoc Retirement Savings Plan. Company contributions to the plans are based upon formulas contained in the plans. Total costs incurred under these plans were $1.5 million, $1.9 million and $3.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Program A is accounted for as a plan that does not permit diversification. As a result, the Company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock. The deferred compensation obligation is classified as an equity instrument. Changes in the fair value of the Company’s stock and the compensation obligation are not recognized. The asset and obligation for Program A were zero ($0.0) at both December 31, 2017 and 2016.

Program B is accounted for as a plan that permits diversification. As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets, which are included in other non-current assets, and obligation, which are included in other non-current liabilities, was $10.6 million at December 31, 2017 and $11.3 million at December 31, 2016. There was no net impact on the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

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

In addition to the Manitowoc U.S. Pension Plan, the Company also maintains defined benefit plans which are sponsored directly by the Company or its subsidiaries and offered only to employees or retirees of specific subsidiaries (“Direct Plans”). The plan obligation, assets, and costs associated with Direct Plans related to MFS are presented as discontinued operations in the consolidated financial statements. As of December 31, 2015, the funded status of the MFS Direct Plans of $32.5 million was recognized in liabilities of discontinued operations. The tables below are inclusive of the plan obligation, assets, and cost associated with the MFS Direct Plans through the Spin-Off.

Effective July 1, 2017, The Manitowoc Company, Inc. Post-65 Retiree Health Plan (the “Plan”) was amended.  Eligible retirees and their spouses were provided access to a Retiree Health Exchange where they may purchase Medicare Supplement Plans, including Medicare Advantage and Medigap plan prescription drug coverage.  The enrollment and payment for this coverage is facilitated by an outside third-party, and these plans have no affiliation with the Company.  To assist retirees with premium and out-of-pocket expenses they incur, the Company funds a Health Reimbursement Account (“HRA”) for each enrolled retiree.   The value of the HRA is based on the plan type and premium cost for each specific retiree before the Plan was amended.

The components of period benefit costs for the years ended December 31, 2017, 2016 and 2015 are as follows:

	US Pension Plans			Non-US Pension Plans			Postretirement Health and Other
(in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost - benefits earned during the year	$—	$—	$—	$1.9	$1.7	$2.6	$0.3	$0.3	$0.4
Interest cost of projected benefit obligation	5.3	6.8	9.4	2.1	2.5	8.9	1.0	1.7	2.0
Expected return on assets	(4.9)	(5.7)	(9.0)	(1.5)	(1.8)	(7.4)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	(1.4)	—	—
Amortization of actuarial net loss (gain)	3.2	3.6	5.1	1.6	1.0	2.3	0.4	—	0.1
Curtailment gain recognized	—	—	—	—	—	—	—	—	—
Net periodic benefit cost	$3.6	$4.7	$5.5	$4.2	$3.5	$6.5	$0.3	$2.0	$2.5
Weighted average assumptions:
Discount rate	4.2%	4.5%	4.1%	2.1%	2.9%	3.3%	3.8%	4.2%	3.7%
Expected return on plan assets	4.7%	5.5%	5.8%	3.4%	4.0%	3.6%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	2.6%	2.4%	3.9%	N/A	N/A	1.5%

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

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets, and the funded status as of December 31, 2017 and 2016:

	US Pension Plans		Non-US Pension Plans		Postretirement Medical and Other
(in millions)	2017	2016	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation, beginning of year	$155.6	$218.5	$82.8	$252.5	$41.6	$51.8
Distribution of MFS	—	(62.4)	—	(170.4)	—	(10.1)
Service cost	—	—	1.9	1.7	0.3	0.3
Interest cost	5.3	6.8	2.1	2.5	1.0	1.7
Participant contributions	—	—	—	—	1.4	1.9
Medicare subsidies received	—	—	—	—	—	0.2
Plan amendments	—	—	—	—	(13.8)	—
Net transfer out	—	—	—	—	—	—
Actuarial (gain) loss	10.0	0.9	(2.2)	11.0	2.9	1.8
Currency translation adjustment	—	—	9.2	(9.9)	—	—
Benefits paid	(8.6)	(8.2)	(4.3)	(4.6)	(4.5)	(6.0)
Benefit obligation, end of year	$162.3	$155.6	$89.5	$82.8	$28.9	$41.6
Change in Plan Assets
Fair value of plan assets, beginning of year	$108.6	$143.9	$41.8	$196.9	$—	$—
Distribution of MFS	—	(34.1)	—	(147.8)	—	—
Actual return on plan assets	11.5	6.4	1.1	2.7	—	—
Employer contributions	4.7	0.6	2.1	2.2	3.1	3.9
Participant contributions	—	—	—	—	1.4	1.9
Medicare subsidies received	—	—	—	—	—	0.2
Currency translation adjustment	—	—	4.4	(7.6)	—	—
Net transfer out	—	—	—	—	—	—
Benefits paid	(8.6)	(8.2)	(4.3)	(4.6)	(4.5)	(6.0)
Fair value of plan assets, end of year	116.2	108.6	45.1	41.8	—	—
Funded status	$(46.1)	$(47.0)	$(44.4)	$(41.0)	$(28.9)	$(41.6)
Amounts recognized in the Consolidated Balance sheet at December 31
Pension asset	$—	$—	$—	$—	$—	$—
Pension obligation	(46.1)	(47.0)	(44.4)	(41.0)	—	—
Postretirement medical and other benefit obligations	—	—	—	—	(28.9)	(41.6)
Net amount recognized	$(46.1)	$(47.0)	$(44.4)	$(41.0)	$(28.9)	$(41.6)
Weighted-Average Assumptions
Discount rate	3.6%	4.2%	2.2%	2.1%	3.3%	3.8%
Expected return on plan assets	4.7%	5.5%	3.4%	4.0%	N/A	N/A
Rate of compensation increase	N/A	N/A	2.6%	2.4%	N/A	N/A

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

Amounts recognized in accumulated other comprehensive income as of December 31, 2017 and 2016, consist of the following:

	Pensions		Postretirement Medical and Other
(in millions)	2017	2016	2017	2016
Net actuarial gain (loss)	$(64.2)	$(65.1)	$(7.6)	$(5.1)
Prior service credit	(0.6)	(0.6)	12.5	—
Total amount recognized	$(64.8)	$(65.7)	$4.9	$(5.1)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $4.9 million for the pension plan and $(1.0) million for the postretirement medical and other plans.

For measurement purposes, a 6.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017.  The rate was assumed to decrease gradually to 4.5% until 2038 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The following table summarizes the sensitivity of our December 31, 2017 retirement obligations and 2017 retirement benefit costs of our plans to changes in the key assumptions used to determine those results (in millions):

Change in assumption:	Estimated increase (decrease) in 2018 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2017	Estimated increase (decrease) in 2018 Other Postretirement Benefit costs	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2017
0.50% increase in discount rate	$(0.9)	$(15.0)	$(0.1)	$(0.9)
0.50% decrease in discount rate	0.9	16.2	0.1	0.9
0.50% increase in long-term return on assets	(0.8)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	0.8	N/A	N/A	N/A
1% increase in medical trend rates	N/A	N/A	0.3	1.4
1% decrease in medical trend rates	N/A	N/A	(0.3)	(1.3)

It is reasonably possible that the estimate for future retirement and medical costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the U.S. pension plans at December 31, 2017 and 2016, by asset category are as follows:

	2017	2016
Equity	48.0%	25.0%
Fixed income	48.3%	74.4%
Other	3.7%	0.6%
	100.0%	100.0%

The weighted-average asset allocations of the Non-U.S. pension plans at December 31, 2017 and 2016, by asset category are as follows:

	2017	2016
Equity	35.6%	33.7%
Fixed income	31.6%	31.1%
Other	32.8%	35.2%
	100.0%	100.0%

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

During 2017, the Company changed the investment target allocations for the U.S. Plans from 75% debt securities and 25% equity securities to 50% debt securities and 50% equity securities.

The actual allocations for the pension assets at December 31, 2017, and target allocations by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity Securities	50%	0 - 25%	48.0%	35.6%
Debt Securities	50%	0 - 100%	48.3%	31.6%
Other	—%	0 - 100%	3.7%	32.8%

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

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2017 and 2016.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2017
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")	Total
Cash	$4.7	$—	$—	$—	$4.7
Insurance group annuity contracts	—	—	14.4	—	14.4
Common/collective trust funds — Government, corporate and other non-government debt	—	—	—	70.4	70.4
Common/collective trust funds — Corporate equity	—	—	—	71.8	71.8
Total	$4.7	$—	$14.4	$142.2	$161.3

	December 31, 2016
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")	Total
Cash	$0.9	$—	$—	$—	$0.9
Insurance group annuity contracts	—	—	14.5	—	14.5
Common/collective trust funds — Government, corporate and other non-government debt	—	—	—	93.7	—
Common/collective trust funds — Corporate equity	—	—	—	41.3	—
Total	$0.9	$—	$14.5	$135.0	$150.4

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

Common/collective funds are typically common or collective trusts valued at their net asset values that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity. The Company believes that NAV is representative of fair value at the reporting date, as there are no significant restrictions on redemption on these investments or other reasons to indicate that the investment would be redeemed at an amount different than NAV.

The valuation methodologies described above may generate a fair value calculation that may not be indicative of net realizable value or future fair values. While the Company believes the valuation methodologies used are appropriate, the use of different methodologies or assumptions in calculating fair value could result in different amounts.

A reconciliation of the fair values measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
(in millions)	2017	2016
Beginning Balance	$14.5	$106.5
Distribution of MFS	—	(89.9)
Actual return on assets	—	2.0
Benefit payments	(1.5)	(1.4)
Foreign currency impact	1.3	(2.7)
Ending Balance	$14.4	$14.5

The expected 2018 contributions for the U.S. pension plans are as follows: the minimum contribution for 2018 is $6.1 million; and no planned discretionary or non-cash contributions.  The expected 2018 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2018 is $2.5 million; and no planned discretionary or non-cash contributions.  Expected Company paid claims for the postretirement medical and life insurance plans are $3.5 million for 2018.  Projected benefit payments from the plans as of December 31, 2017 are estimated as follows:

(in millions)	U.S Pension Plans	Non-U.S. Pension Plans	Postretirement Health and Other
2018	$9.8	$2.9	$3.5
2019	10.0	3.1	3.4
2020	10.2	3.4	3.2
2021	10.2	3.7	3.1
2022	10.1	3.8	2.6
2023 — 2027	49.7	21.3	10.1

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2017 and 2016 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
(in millions)	2017	2016	2017	2016
Projected benefit obligation	$162.3	$155.6	$85.6	$79.1
Accumulated benefit obligation	162.3	155.6	82.1	76.2
Fair value of plan assets	116.2	108.6	41.6	38.4

The accumulated benefit obligation for all U.S. pension plans as of December 31, 2017 and 2016 was $162.3 million and $155.6 million, respectively.  The accumulated benefit obligation for all non-U.S. pension plans as of December 31, 2017 and 2016 was $82.1 million and $76.2 million, respectively.

The measurement date for all plans is December 31, 2017.

The Company also maintains a target benefit plan for certain executive officers of the Company.  Expenses related to the plan in the amount of $1.2 million, $3.2 million and $2.9 million were recorded in 2017, 2016 and 2015, respectively.  Amounts accrued as of December 31, 2017 and 2016 related to this plan were $15.1 million and $21.4 million, respectively.

21. Leases

The Company leases various property, plant and equipment.  Terms of the leases vary, but generally require the Company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Rental expense attributed to operating leases was $20.2 million, $23.1 million and $16.8 million in 2017, 2016 and 2015, respectively.

Future minimum rental obligations under non-cancelable operating leases as of December 31, 2017 are payable as follows:

(in millions)
2018	$18.5
2019	15.7
2020	14.8
2021	13.9
2022	12.7
Thereafter	20.7
Total	$96.3

22. Quarterly Financial Data (Unaudited)

The following tables present select quarterly financial data for 2017 and 2016:

Historical	2017				2016
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Statements of operations:
Net sales	$305.8	$394.6	$399.4	$481.5	$427.4	$457.7	$349.8	$378.2
Cost of sales	253.9	318.3	326.9	400.3	347.7	370.4	309.0	332.7
Gross profit	51.9	76.3	72.5	81.2	79.7	87.3	40.8	45.5
Operating income (loss)	(23.7)	9.9	7.9	7.0	0.8	3.9	(134.2)	(23.8)
(Loss) income from continuing operations before taxes	(34.5)	3.0	(3.4)	(4.6)	(85.0)	(4.3)	(144.2)	(34.6)
Provision (benefit) for taxes on income	1.5	2.3	(13.1)	(40.2)	107.7	0.7	(5.3)	(2.6)
Income (loss) from continuing operations	(36.0)	0.7	9.7	35.6	(192.7)	(5.0)	(138.9)	(32.0)
(Loss) income from discontinued operations, net of income taxes	—	(0.2)	(0.1)	(0.3)	(3.2)	(0.8)	(1.8)	(1.4)
Net income (loss)	(36.0)	0.5	9.6	35.3	(195.9)	(5.8)	(140.7)	(33.4)
Basic (loss) income per share:
(Loss) income from continuing operations	$(1.04)	$—	$0.28	$1.01	$(5.64)	$(0.15)	$(4.01)	$(0.92)
(Loss) income from discontinued operations	—	—	—	(0.01)	(0.09)	(0.02)	(0.05)	(0.04)
(Loss) income per share	$(1.04)	$—	$0.28	$1.00	$(5.73)	$(0.17)	$(4.06)	$(0.96)
Diluted (loss) income per share:
(Loss) income from continuing operations	$(1.04)	$—	$0.28	$0.98	$(5.64)	$(0.15)	$(4.01)	$(0.92)
(Loss) income from discontinued operations	—	—	—	(0.01)	(0.09)	(0.02)	(0.05)	(0.04)
(Loss) income per share	$(1.04)	$—	$0.28	$0.97	$(5.73)	$(0.17)	$(4.06)	$(0.96)
Dividends per common share	$—	$—	$—	$—	$—	$—	$—	$—
Cash flows from operations:
Net income (loss)	$(36.0)	$0.5	$9.6	$35.3	$(195.9)	$(5.8)	$(140.7)	$(33.4)
Deferred income taxes	—	—	(1.3)	(42.8)	110.3	1.1	2.6	(12.6)
Change in inventories, net	(31.2)	(3.4)	0.8	89.4	(33.7)	(6.2)	7.5	85.1

During the second quarter of 2016, the Company identified two adjustments to the previously issued financial statements for the three months ended March 31, 2016. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, “Accounting Changes and Error Corrections” and ASC Topic 250-10-S99-1, “Assessing Materiality.” The Company determined that these errors were not material to the Company's prior interim period consolidated financial statements and therefore, amending the previously filed report was not required. However, the Company determined that the impact of the corrections would be too significant to record within the second quarter of 2016. As such, the revision for the corrections was reflected in the financial information of the first quarter of 2016 and 2015, as applicable. The adjustments were as follows:

•

Adjustment related to AOCI, whereby the Company had understated loss on debt extinguishment by $4.3 million, overstated income tax expense by $0.8 million, and understated loss from continuing operations by $3.5 million in the first quarter of 2016. The adjustment also resulted in an overstatement of AOCL and understatement of retained earnings by $2.6 million as of March 31, 2016.

•

Adjustment related to the classification of income tax expense between continuing operations and discontinued operations in the three months ended March 31, 2015, whereby the Company had understated the benefit for taxes on continuing operations and understated the income tax provision on discontinued operations by $2.1 million.

During the fourth quarter of 2016, the Company identified an adjustment to the previously issued financial statements for the three months ended March 31, 2016, six months ended June 30, 2016, and nine months ended September 30, 2016, related to a non-cash reclassification between continuing and discontinued operations with the operating section of the Statement of Cash Flows in the three months ended March 31, 2016, whereby the change in accrued expenses and other liabilities and net cash used for operating activities of continuing operations was understated by $16.2 million, and the net cash used for operating activities of discontinued operating activities was overstated by $16.2 million.  In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, “Accounting Changes and Error Corrections” and ASC Topic 250-10-S99-1, “Assessing Materiality.” The Company determined that these errors were not material to the Company's prior interim period consolidated financial statements and therefore, amending the previously filed reports was not required.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

On February 23, 2018, the Company announced that Thomas G. Musial the Company’s Senior Vice President, Human Resources & Administration will be retiring effective July 6, 2018 (the “Retirement Date”).  In connection with his retirement, the Company entered into a Severance Agreement and Release (the “Agreement”) with Mr. Musial.

The Company agrees to provide Mr. Musial with a paid leave of absence from February 21, 2018 (or such other date to which the parties mutually agree) through June 30, 2018 and an unpaid leave of absence from July 1, 2018 through the Retirement Date.

Pursuant to the Agreement, Mr. Musial will be paid $213,149.95 in accord with the Company’s bi-weekly payroll for the 26-week period from July 1 through December 31, 2018 and a lump sum payment in the amount of $873,915.05 between January 10 and January 31, 2019.

Mr. Musial will be eligible to receive four months of a Short-Term Incentive Plan (“STIP”) award earned based on actual 2018 performance.  Any award earned will be paid out when the STIP awards are finalized in early 2019.

Mr. Musial is entitled to full accelerated vesting of any equity awarded prior to the Retirement Date that has not yet vested by the Retirement Date, all restricted stock will be transferred immediately without restrictions, and restricted stock units will be paid out in cash, equal to an amount calculated at 100% of the target award, at such times as payments would have otherwise been paid had he remained employed with the Company.

Mr. Musial is entitled to any vested retirement plan benefits that he accrued through the Execution Date, and the Company will pay the balance of his account in its Deferred Compensation Plan in accordance with the terms of such plan. If Mr. Musial elects continued health and/or dental insurance coverage under COBRA, the Company will reimburse 80% of the monthly cost of such coverage to him through December 31, 2019, with the Company’s reimbursement obligation subject to early termination if Mr. Musial is offered health insurance from a new employer prior to the end of 2019.

The Agreement also includes a release and customary covenants restricting Mr. Musial from disclosing confidential information, from competing with the Company’s business and from soliciting employees of the Company and its subsidiaries.

Mr. Musial has until February 28, 2018 to revoke the effectiveness of the Agreement.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is attached as Exhibit 10.26 to this Annual Report on Form 10-K and is incorporated herein by reference in its entirety.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) captioned “Ownership of Securities — Section 16(a) Beneficial Ownership Reporting Compliance,” Corporate Governance — Governance of the Company,” “Corporate Governance — Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2018 Proxy Statement captioned “Non-Employee Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis and Compensation Committee Report” and “CEO Pay Ratio.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the section of the 2018 Proxy Statement captioned “Ownership of Securities.”

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2017 (which has been adjusted for the November 2017 1-for-4 reverse stock split).

	A	B	C
Plant Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans not approved by security holders(1)	0 (2)	$0 (2)	0 (2)
Equity compensation plans approved by security holders(2)(3)	1,208,207 (3(a))(4) 2,450 (3(b))(4) 237,381 (3(c))(4)	$20.89 (3(a))(4) $27.47 (3(b))(4) $14.34 (3(c))(4)	5,985,620 (3(a))(4) 0 (3(b)) 0 (3(c))
Total	1,448,038		5,985,620
(1)

Reflects the Company’s Deferred Compensation Plan, which is discussed within the 2018 Proxy Statement under Compensation Discussion and Analysis and Compensation Committee Report under the subsection captioned “Deferred Compensation” under Other Pay Elements and under Non-Employee Director Compensation.

(2)

Column (A) does not include 24,598 common stock units issued under the Deferred Compensation Plan as of December 31, 2017. Each common stock unit under the Deferred Compensation Plan represents the right to receive one share of Company common stock following the participant’s death, disability, termination of service as a director or employee, a date specified by the participant, or the earlier of any such events to occur. Since the common stock units are acquired by participants through a deferral of fees or compensation, there is no “exercise price” associated with the common stock units. Thus, the weighted-average exercise price in column (B) is calculated solely on the basis of outstanding options issued under the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”), the 2004 Non-

Employee Director Stock and Awards Plan (the “2004 Stock Plan”), and the 2013 Omnibus Incentive Plan and does not take into account the common stock units issued under the Deferred Compensation Plan. The operation of the Deferred Compensation Plan requires the plan trustees to make available as and when needed a sufficient number of shares of Company common stock to meet the needs of the plan. Accordingly, since there is no specific number of shares reserved for issuance under the Deferred Compensation Plan, column (C) includes only those shares remaining available for issuance under the 2003 Stock Plan, the 2004 Stock Plan and the 2013 Omnibus Incentive Plan.

(3)

Consists of the Company’s: (a) 2013 Omnibus Incentive Plan; (b) 2004 Stock Plan; and (c) 2003 Stock Plan. No new awards may be issued under the 2003 Stock Plan or the 2004 Stock Plan; however, the two plans continue to govern awards outstanding as of the date they were terminated, and the outstanding awards under these plans continue in force and effect until vested, exercised or forfeited pursuant to their terms.

(4)

Includes stock options, performance share awards issued at target and restricted stock units. Does not include restricted shares. The weighted-average price does not factor in performance share awards or restricted stock units.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the 2018 Proxy Statement captioned “Corporate Governance — Governance of the Company” and “Corporate Governance — Transactions with Related Persons.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2018 Proxy Statement captioned “Audit Committee Report.”

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

(b) Exhibits:

The exhibits listed in the Exhibit Index below are filed or furnished as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Filed/Furnished Herewith

2

Mater Separation and Distribution Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated March 3, 2016.

3.1

Amended and Restated Articles of Incorporation, effective as of November 17, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2017 and incorporated herein by reference).

3.2	Restated By-laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 29, 2015 and incorporated herein by reference).

4.1(a)

Indenture, dated February 18, 2016, between MTW Cranes Escrow Corp. and Wells Fargo Bank, National Association, as trustee and collateral agent (the “2016 Indenture”) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, dated February 18, 2016).

4.1(b)

Form of 12.75% Senior Secured Second Lien Note due 2021 (included as Exhibit A to the 2016 Indenture) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, dated February 18, 2016).

4.1(c)

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

X(1)

10.5**

Supplemental Retirement Plan, as amended and restated through December 31, 2008 (filed as Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

Exhibit No.	Description	Filed/Furnished Herewith

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

10.12**

The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan, as amended and restated, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 22, 20171 and incorporated herein by reference).

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

Exhibit No.	Description	Filed/Furnished Herewith

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

10.17

Note Purchase Agreement, dated February 8, 2016, between MTW Cranes Escrow Corp., The Manitowoc Company, Inc., the guarantors named therein, and Goldman, Sachs & Co., for itself and on behalf of the several initial purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated February 5, 2016).

10.18

Transition Services Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.19

Tax Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.20(a)

Employee Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.20(b)

Amendment, dated March 28, 2016, to the Employee Matters Agreement, effective as of March 4, 2016, by and between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 28, 2016).

10.21

Intellectual Property Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

Exhibit No.	Description	Filed/Furnished Herewith

10.22(a)

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

10.22(b)

Amendment No. 1, dated October 31, 2016, to Credit Agreement, dated March 3, 2016, among Wells Fargo Bank, National Association, as administrative agent, the financial institutions from time to time party thereto, as lenders, and The Manitowoc Company, Inc., Manitowoc Cranes, LLC, Grove U.S. L.L.C., and Manitowoc Crane Group Germany GmbH, as borrowers (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.22(c)

Consent and Amendment No. 2 to Credit Agreement and Amendment No. 1 to Guaranty Security Agreement, dated April 21, 2017, to Credit Agreement, dated March 3, 2016, among Wells Fargo Bank, National Association, as administrative agent, the financial institutions from time to time party thereto, as lenders, and The Manitowoc Company, Inc., Manitowoc Cranes, LLC, Grove U.S. L.L.C., and Manitowoc Crane Group Germany GmbH, as borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.23(a)

Receivables Purchase Agreement, dated March 3, 2016, by and among Manitowoc Funding, LLC, as seller, The Manitowoc Company, Inc., as servicer, and Wells Fargo Bank, N.A., as purchaser and as agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.23(b)

Purchase Agreement, dated February 8, 2016, between MTW Cranes Escrow Corp., The Manitowoc Company, Inc., the guarantors named therein, and Goldman, Sachs & Co., for itself and on behalf of the several initial purchasers listed on Schedule 1 thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2016 and incorporated herein by reference).

10.24**

Severance Agreement and Release, executed August 31, 2017, by and between The Manitowoc Company, Inc. and Lawrence J. Weyers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 31, 2017).

10.25**	Severance Agreement and Release, executed November 30, 2017, by and between The Manitowoc Company, Inc. and Louis F. Raymond.	X(1)

10.26**	Severance Agreement and Release, executed February 21, 2018, by and between The Manitowoc Company, Inc. and Thomas G. Musial.	X(1)

11	Statement regarding computation of basic and diluted earnings per share (see Note 14, “Earnings Per Share” to the Consolidated Financial Statements included herein).

12	Statement of Computation of Ratio of Earnings to Fixed Charges	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23	Consent of PricewaterhouseCoopers LLP, the Company’s Independent Registered Public Accounting Firm	X(1)

Exhibit No.	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Equity and (vi) related notes.

X(1)

(1)	Filed Herewith
(2)	Furnished Herewith
**	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to item 15(c) of Form 10-K.

(c)	Financial Statement Schedule

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For The Years Ended December 31, 2017, 2016 and 2015

(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2015
Allowance for doubtful accounts	$15.4	$2.5	$(3.5)	$(1.6)	$12.8
Deferred tax valuation allowance	$85.2	$11.4	$(1.9)	$(8.2)	$86.5
Year End December 31, 2016
Allowance for doubtful accounts	$12.8	$1.0	$(2.9)	$0.2	$11.1
Deferred tax valuation allowance	$86.5	$199.2	$(4.1)	$(12.0)	$269.6
Year End December 31, 2017
Allowance for doubtful accounts	$11.1	$1.7	$(2.7)	$0.8	$10.9
Deferred tax valuation allowance	$269.6	$15.2	$(128.7)	$6.2	$162.3

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 23, 2018

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

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Barry L. Pennypacker
Barry L. Pennypacker, President and Chief Executive Officer (Principle Executive Officer)	February 23, 2018

/s/ David J. Antoniuk
David J. Antoniuk, Senior Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)	February 23, 2018

/s/ Jose Maria Alapont
Jose Maria Alapont, Director	February 23, 2018

/s/ Robert G. Bohn
Robert G. Bohn, Director	February 23, 2018

/s/ Donald M. Condon, Jr.
Donald M. Condon, Jr., Director	February 23, 2018

/s/ Anne M. Cooney
Anne M. Cooney, Director	February 23, 2018

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Chairman of the Board	February 23, 2018

/s/ Jesse A. Lynn
Jesse A. Lynn, Director	February 23, 2018

/s/ C. David Myers
C. David Myers, Director	February 23, 2018

/s/ John C. Pfeifer
John C. Pfeifer, Director	February 23, 2018